Form 10-K
period 2013-03-30
Michael Kors Holdings Ltd
filed 2013-05-29
CIK 1530721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

OR

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-35368

Michael Kors Holdings Limited

(Exact Name of Registrant as Specified in Its Charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Michael Kors Limited

Unit 1902, 19/F, Tower 6,

The Gateway, Harbour City,

Tsim Sha Tsui, Kowloon, Hong Kong

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (852) 3928-5563

Securities registered or to be registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Ordinary Shares, no par value	New York Stock Exchange

Securities registered or to be registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the registrant’s voting and non-voting common shares held by non-affiliates of the registrant was $8,135,032,081 as of September 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter based on the closing price of the common stock on the New York Stock Exchange.

As of May 20, 2013, Michael Kors Holdings Limited had 201,500,713 ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive Proxy Statement, which will be filed in June 2013, for the 2013 Annual Meeting of the Shareholders.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this report constitute forward-looking statements that do not directly or exclusively relate to historical facts. You should not place undue reliance on such statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. The forward-looking statements contained in this report are based on assumptions that we have made in light of our management’s experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in these forward-looking statements. These factors are more fully discussed in the “Risk Factors” section and elsewhere in this annual report. These risks could cause actual results to differ materially from those implied by forward-looking statements in this annual report.

You should keep in mind that any forward-looking statement made by us in this annual report speaks only as of the date on which we make it. New risks and uncertainties may come up from time to time, and it is impossible for us to predict these events or how they may affect us. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, you should keep in mind that any event described in a forward-looking statement made in this annual report might not occur.

Electronic Access to Company Reports

Our investor website can be accessed at www.michaelkors.com under “Investor Relations.” Our Annual Reports on Form 20-F and 10-K, and Quarterly and Current Reports filed with or furnished to the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our investor website under the caption “SEC Filings” promptly after we electronically file such materials with, or furnish such materials to, the SEC. No information contained on any of our websites is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K. Information relating to corporate governance at our Company, including our Corporate Governance Guidelines, our Code of Business Conduct and Ethics for all directors, officers, and employees, and information concerning our directors, Committees of the Board, including Committee charters, and transactions in Company securities by directors and executive officers, is available at our investor website under the captions “Corporate Governance” and “SEC Filings.” Paper copies of these filings and corporate governance documents are available to shareholders free of charge by written request to Investor Relations, Michael Kors Holdings Limited, Unit 1902, 19/F, Tower 6, The Gateway, Harbour City, Tsim Sha Tsui, Kowloon, Hong Kong. Documents filed with the SEC are also available on the SEC’s website at www.sec.gov.

PART I

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Michael Kors”, “we”, “us”, “our”, “the Company”, “our Company” and “our business” refer to Michael Kors Holdings Limited and its wholly owned subsidiaries, unless the context requires otherwise. References to our stores, retail stores and retail segment include all of our full-price retail stores (including concessions) and outlet stores and the term “Fiscal,” with respect to any year, refers to the 52-week period ending on the Saturday closest to March 31 of such year, except for “Fiscal 2010,” which refers to the 53-week period ended April 3, 2010. Some differences in the numbers in the tables and text throughout this annual report may exist due to rounding. All comparable store sales are presented on a 52-week basis.

Item 1. Business

Our Company

We are a rapidly growing global luxury lifestyle brand led by a world-class management team and a renowned, award-winning designer. Since launching his namesake brand over 30 years ago, Michael Kors has featured distinctive designs, materials and craftsmanship with a jet-set aesthetic that combines stylish elegance and a sporty attitude. Mr. Kors’ vision has taken the Company from its beginnings as an American luxury sportswear house to a global accessories, footwear and apparel company with a presence in over 85 countries.

We operate our business in three segments—retail, wholesale and licensing—and we have a strategically controlled global distribution network focused on company-operated retail stores, leading department stores, specialty stores and select licensing partners. In Fiscal 2013, our retail segment accounted for approximately 48.7% of our total revenue. As of March 30, 2013, our retail segment included:

•	231 North American retail stores, including concessions; and

•	73 international retail stores, including concessions, in Europe and Japan.

In Fiscal 2013, our wholesale segment accounted for approximately 47.3% of our total revenue. As of March 30, 2013, our wholesale segment included:

•	wholesale sales through approximately 2,215 department store and specialty store doors in North America; and

•	wholesale sales through approximately 1,034 department store and specialty store doors internationally.

A small number of our wholesale customers account for a significant portion of our net sales. Net sales to our five largest wholesale customers represented 29.3% of our total revenue for Fiscal 2013 and 27.9% of our total revenue for Fiscal 2012. Our largest wholesale customer, a large, nationally recognized U.S. department store, accounted for 14.0% of our total revenue for Fiscal 2013 and 13.3% of our total revenue for Fiscal 2012.

Our remaining revenue is generated through our licensing segment, through which we license to third parties certain production, sales and/or distribution rights through geographic licensing arrangements. In Fiscal 2013, our licensing segment accounted for approximately 4.0% of our total revenue and consisted primarily of royalties earned on licensed products and our geographic licenses.

For additional financial information regarding our segments, see the Segment Information note presented in the Notes to the Consolidated Financial Statements.

We offer two primary collections: the Michael Kors luxury collection and the MICHAEL Michael Kors accessible luxury collection. The Michael Kors collection establishes the aesthetic authority of our entire brand and is carried in many of our retail stores as well as in the finest luxury department stores in the world, including, among others, Bergdorf Goodman, Saks Fifth Avenue, Neiman Marcus, Holt Renfrew, Harrods, Harvey Nichols and Printemps. In 2004, we saw an opportunity to capitalize on the brand strength of the Michael Kors collection and address the significant demand opportunity in accessible luxury goods, and we introduced the MICHAEL Michael Kors collection, which has a strong focus on accessories, in addition to offering footwear and apparel. The MICHAEL Michael Kors collection is carried in all of our lifestyle stores as well as leading department stores throughout the world, including, among others, Bloomingdale’s, Nordstrom, Macy’s, Harrods, Harvey Nichols, Galeries Lafayette, Lotte, Hyundai, Isetan and Lane Crawford. Taken together, our two primary collections target a broad customer base while retaining a premium luxury image.

Industry

We operate in the global luxury goods industry. According to the Altagamma Studies*, total global sales of luxury goods were approximately $226.6 billion in 2010, $251.5 billion in 2011, and are estimated to be approximately $277.7 billion in 2012. Over the past ten years, the industry has grown and has remained resilient during economic downturns. In 2010, the industry showed a significant recovery with 13% growth and surpassed the pre-financial crisis peak of $222.7 billion set in 2007. In addition, according to these same studies, demand for the worldwide luxury goods industry is predicted to grow from approximately $251.5 billion in 2011 to between $314.4 billion and $327.5 billion in 2015. We believe that we are well positioned to capitalize on the continued growth of the accessories product category, as it is one of our primary product category focuses.

*	Comprised of: the Worldwide Luxury Markets Monitor, Spring 2013 update, Luxury Goods Worldwide Market Study, 2012, the Luxury Goods Worldwide Market Monitor, Spring 2012 Update, Luxury Goods Worldwide Market Study, 2011, Luxury Goods Worldwide Market Study Spring 2011 Update, the Luxury Goods Worldwide Market Study, and the Altagamma 2006 Worldwide Markets Monitor (together, the “Altagamma Studies”). These studies were prepared by the Altagamma Foundation in cooperation with Bain & Company and can be obtained free of charge or at a nominal cost by contacting Bain & Company’s media contacts at cheryl.krauss@bain.com or frank.pinto@bain.com. While we believe that each of these studies and publications is reliable, we have not independently verified market and industry data from third-party sources. The Altagamma Studies analyze the global luxury goods market, including the market and financial performance of more than 230 of the world’s leading luxury goods companies and brands. All figures derived from the Altagamma Studies are based on an exchange rate of $1.31 to €1.00.

Geographic Information

We generate revenue globally through our segments. Through our retail and wholesale segments we sell our products in three principal geographic markets: North America, Europe and Japan. Through our licensing segment, which we license to third parties use of our brand name and trademarks, certain production, sales and/or distribution rights, we generate revenue primarily in North America.

The following table details our net sales and revenue by segment and geographic location for the fiscal years then ended (in thousands):

	Fiscal Years Ended
	March 30, 2013	March 31, 2012	April 2, 2011
Retail net sales- North America	$938,515	$573,394	$331,714
Retail net sales- Europe	101,754	43,316	11,463
Retail net sales- Japan	22,373	10,230	1,018
Wholesale net sales- North America	913,145	544,686	386,566
Wholesale net sales- Europe	118,970	65,474	27,039
Licensing Revenue- North America	86,975	65,154	45,539

	$2,181,732	$1,302,254	$803,339

Competitive Strengths

We believe that the following strengths differentiate us from our competitors:

Rapidly Growing Luxury Lifestyle Brand with Best-in-Class Growth Metrics. We believe that the Michael Kors name has become synonymous with luxurious fashion that is timeless and elegant, expressed through sophisticated accessory and ready-to-wear collections. Each of our collections exemplifies the jet-set lifestyle and features high quality designs, materials and craftsmanship. Some of the most widely recognized global trendsetters—including celebrities such as Angelina Jolie, Heidi Klum, Blake Lively, Penelope Cruz, Gwyneth Paltrow and Catherine Zeta-Jones—walk the red carpet in our collections. We have built a solid foundation for continued long-term global growth and currently enjoy best-in-class growth metrics.

Design Vision Led by World-Renowned, Award-Winning Designer. Michael Kors, a world-renowned designer, personally leads our experienced design team. Mr. Kors and his team are responsible for conceptualizing and directing the design of all of our products, and their design leadership is a unique advantage that we possess. Mr. Kors has received a number of awards which recognize the contribution Mr. Kors and his team have made to the fashion industry and our Company. Our brand image has been further enhanced by Mr. Kors’ position as a judge on the six-time Emmy-nominated reality show Project Runway, during the 2004 season through 2012.

Poised to Take Share in the Growing Global Accessories Product Category. According to the Altagamma Studies, from 2005 to 2012*, the accessories product category was the fastest growing product category in the global luxury goods industry, and in 2012 the accessories product category is estimated to have generated sales of approximately $75.0 billion, representing 27% of total luxury goods sales. In 2004, we saw the opportunity to capitalize on growing accessories demand by leveraging the strength of the Michael Kors luxury collection, and we introduced the accessible luxury MICHAEL Michael Kors collection further enhancing our brand awareness within North America.

*	sales for the 2012 calendar year are currently an estimate.

Proven Multi-Format Retail Segment with Significant Growth Opportunity. In Fiscal 2013, our retail segment reported net sales of $1,062.6 million and a 40.1% increase in year-over-year comparable store sales from Fiscal 2012. Within our retail segment we have three primary retail store formats: collection stores, lifestyle stores and outlet stores. Our collection stores are located in some of the world’s most prestigious shopping areas, such as Madison Avenue in New York and Rodeo Drive in California, and are generally 3,200 square feet in size. Our lifestyle stores are located in some of the world’s most frequented metropolitan shopping locations and leading regional shopping centers, and are generally 2,200 square feet in size. We also extend our reach to additional consumer groups through our outlet stores, which are generally 2,800 square feet in size. In addition to these three retail store formats, we operate concessions in a select number of department stores in North America and internationally.

Strong Relationships with Premier Wholesale Customers. We partner with leading wholesale customers, such as Bergdorf Goodman, Saks Fifth Avenue, Neiman Marcus, Holt Renfrew, Bloomingdale’s, Nordstrom and Macy’s in North America; and Harrods, Harvey Nichols, Selfridges and Galeries Lafayette in Europe. These relationships enable us to access large numbers of our key consumers in a targeted manner. In addition, we are engaged in wholesale growth initiatives that are designed to transform the Michael Kors displays at select department stores into branded “shop-in-shops.” By installing customized freestanding fixtures, wall casings and components, decorative items and flooring, as well as deploying specially trained staff, we believe that our shop-in-shops provide department store consumers with a more personalized shopping experience than traditional retail department store configurations. These initiatives, among others, have helped increase total revenue for our wholesale segment from $610.2 million in Fiscal 2012 to $1,032.1 million in Fiscal 2013, representing a 69.2% year-over-year increase.

Growing Licensing Segment. The strength of our global brand has been instrumental in helping us build our licensing business. We collaborate with a select number of product licensees who produce and sell what we believe are products requiring specialized expertise that are enhanced by our brand strength. Our relationship with Fossil Partners, LP. (“Fossil”), for instance, has helped us create a line of watches and jewelry that we believe have become, and will continue to be, status items for young fashion-conscious consumers. Other product licensees include, among others, the Aramis and Designer Fragrances division of The Estée Lauder Companies Inc. (“Estée Lauder”) for fragrances and Marchon Eyewear Inc. (“Marchon”) for eyewear. Our relationships with our product licensees have helped us leverage our success across demographics and categories by taking advantage of their unique expertise, resulting in total revenue for licensed products increasing from $65.2 million in Fiscal 2012 to $87.0 million in Fiscal 2013. In addition, we have entered into agreements with non-manufacturing licensees who we believe have particular expertise in the distribution of fashion accessories, footwear and apparel in specific geographic territories, such as Korea, the Philippines, Singapore, Malaysia, greater China, the Middle East, Turkey, Russia, the Caribbean and Latin America.

Proven and Experienced Management Team. Our senior management team has extensive experience across a broad range of disciplines in the retail industry, including design, sales, marketing, public relations, merchandising, real estate, supply chain and finance. With over 25 years of experience in the retail industry, including at a number of public companies, and an average of ten years with Michael Kors, our senior management team has strong creative and operational experience and a successful track record. This extensive experience extends beyond our senior management team and deep into our organization.

Business Strategy

Our goal is to increase our revenue and profits and strengthen our global brand. Our business strategy includes the following:

Increase Our Brand Awareness. We intend to continue increasing brand awareness and customer loyalty in North America and internationally in a number of ways, including by:

•	continuing to open new retail stores in preeminent, high-visibility locations;

•

maintaining our strong advertising position in global fashion publications, growing our online advertising exposure and internet presence and continuing to distribute our store catalog featuring our new collections;

•

holding our semi-annual runway shows that reinforce Mr. Kors’ designer status and high-fashion image, creating excitement around the Michael Kors and MICHAEL Michael Kors collections and generating global multimedia press coverage; and

•	leveraging Mr. Kors’ global prestige and popularity through a variety of press activities and personal appearances.

Expand Our Retail Store Base in North America. Continue to expand our retail store base in North America. We believe that there is significant opportunity to continue expanding our retail store base in North America and to increase our North American retail store base to approximately 400 locations in the long term. We will look to open new stores predominately in high traffic areas of street and mall locations in high-income demographic areas and will adhere to our already successful retail store formats, which we believe reinforce our brand image and generate strong sales per square foot.

Expand North American Shop-in-Shop Footprint at Select Department Stores. Continue to increase our North American wholesale sales by increasing shop-in-shops. We believe that our proprietary shop-in-shop fixtures effectively communicate our brand image within the department store, enhance the presentation of our merchandise and create a more personalized shopping experience for department store customers. We plan to grow our North American shop-in-shop footprint at select department stores by continuing to convert existing wholesale door space into shop-in-shops and expanding the size of existing shop-in-shops.

Increase Global Comparable Store Sales. Continue to increase global comparable store sales with a number of initiatives already under way to increase the size and frequency of purchases by our existing customers and to attract new customers. Such initiatives include, among others, increasing the size of existing stores, creating compelling store environments and offering new products, including logo products, small leather goods, active footwear and fashion jewelry.

Grow International Retail and Wholesale Businesses. Continue our international expansion in select regions throughout Europe and other key international markets, and continue to leverage our existing operations in Europe and Japan to drive continued expansion. This includes increasing our international retail store base, including concessions, as well as increasing our wholesale doors and shop-in-shop conversions at select department stores throughout Europe.

Collections and Products

We offer two primary collections that offer accessories, footwear and apparel: the Michael Kors collection and the MICHAEL Michael Kors collection, both of which are offered through our retail and wholesale segments. We also offer licensed products primarily through our retail segment.

The Michael Kors Collection

In the Michael Kors collection we offer accessories, including handbags and small leather goods, many of which are made from high quality leathers and other exotic skins, footwear and apparel, including ready-to-wear womenswear and menswear. Generally, our handbags and small leather goods retail from $500 to $6,000, our footwear retails from $300 to $1,200 and our women’s apparel retails from $400 to $4,000.

The MICHAEL Michael Kors Collection

The MICHAEL Michael Kors collection has a strong focus on accessories, in addition to offering footwear and apparel, and is carried in all of our lifestyle stores as well as leading department stores throughout the world. In the MICHAEL Michael Kors collection, we offer: accessories, primarily handbags, which are created to meet the fashion and functional requirements of our broad and diverse consumer base, and small leather goods, such as clutches, wallets, wristlets and cosmetic cases; footwear, exclusively in women’s styles; and womenswear, including dresses, tops, jeans, pants, skirts, shorts and outerwear. Generally, our handbags retail from $200 to $800, our small leather goods retail from $45 to $200, our footwear retails from $70 to $500 and our women’s apparel retails from $50 to $500.

Our Licensed Products

Watches. Fossil has been our exclusive watch licensee since April 2004. Watches are sold in our retail stores and by our licensing partner to wholesale customers in addition to select watch retailers. Generally, our watches retail for between $150 and $500.

Eyewear. Marchon has been our exclusive eyewear licensee since January 2004. Marchon has developed what we believe is a distinctive product assortment of eyewear inspired by our collections. Our eyewear products are focused on status eyewear with sunglasses serving as a key category. Eyewear is sold in our retail stores and by our licensing partner to wholesale customers in addition to select sunglass retailers and prescription eyewear providers. Generally, our eyewear retails for between $85 and $285.

Jewelry. Fossil has been our exclusive fashion jewelry licensee since December 2010. Our jewelry product line is complementary to our watches and accessories lines and is comprised of bracelets, necklaces, rings and earrings. Our jewelry is sold in our retail stores and by our licensing partner to wholesale customers in addition to other specialty stores. Generally, our jewelry retails for between $45 and $400.

Fragrances. Estée Lauder has been our exclusive women’s and men’s fragrance licensee since May 2003. Fragrances are sold in our retail stores and by our licensing partner to wholesale customers in addition to select fragrance retailers. Generally, our fragrances retail for between $20 and $115.

Marketing and Advertising

Our marketing strategy is to deliver a consistent message every time the consumer comes in contact with our brand through all of our communications and visual merchandising. Our image is created and executed internally by our creative marketing, visual merchandising and public relations teams, which helps ensure the consistency of our message.

In Fiscal 2013, we recognized approximately $41.9 million in advertising expense in North America and internationally. In conjunction with promoting a consistent global image, we use our extensive customer database and consumer knowledge to best target our consumers in an effort to foster marketing efficiency. We engage in a wide range of direct marketing programs, including, among others, emails, print advertising, catalogs and brochures, in order to stimulate sales in a consumer-preferred shopping venue. As part of our direct marketing strategy, our catalogs are sent to selected households to encourage consumer purchases and to build brand awareness. In addition, the growing number of visitors to our michaelkors.com online store provides an opportunity to increase the size of our database and to communicate with consumers to increase online and physical store sales and build brand awareness. We launched michaelkors.com in 2007 in partnership with Neiman Marcus. We sell merchandise to Neiman Marcus at wholesale, which is subsequently resold by Neiman Marcus through michaelkors.com. Neiman Marcus receives substantially all of the proceeds from these online sales.

Manufacturing and Sourcing

We contract for the purchase of finished goods principally with independent third-party manufacturing contractors, whereby the manufacturing contractor is generally responsible for the entire manufacturing process, including the purchase of piece goods and trim. Although we do not have written agreements with any of our manufacturing contractors, we believe we have mutually satisfactory relationships with them. We allocate product manufacturing among third-party agents based on their capabilities, the availability of production capacity, pricing and delivery. We have relationships with various agents who source our finished goods with numerous manufacturing contactors on our behalf. Although our relationships with our agents are generally terminable at any time, we believe we have mutually satisfactory relationships with them. In Fiscal 2013 and 2012, one third-party agent sourced approximately 14.0% and 17.0% of our finished goods purchases, respectively. In Fiscal 2013, by dollar volume, approximately 95.1% of our products were produced in Asia and Europe. See “—Import Restrictions and Other Government Regulations” and “Risk Factors”—We primarily use foreign manufacturing contractors and independent third-party agents to source our finished goods, which poses legal, regulatory, political and economic risks to our business operations.”

Manufacturing contractors and agents operate under the close supervision of our global manufacturing divisions and buying agents headquartered in North America, Europe and Asia. All products are produced according to our specifications. Production staff in the United States monitor manufacturing at supplier facilities in order to correct problems prior to shipment of the final product. Quality assurance is focused upon as early as possible in the production process, allowing merchandise to be received at the distribution facilities and shipped to customers with minimal interruption.

Intellectual Property

We own the Michael Kors and MICHAEL Michael Kors trademarks, as well as other material trademark rights related to the production, marketing and distribution of our products, both in the United States and in other countries in which our products are principally sold. We also have trademark applications pending for a variety of related logos. We aggressively police our trademarks and pursue infringers both domestically and internationally. We also pursue counterfeiters domestically and internationally through leads generated internally, as well as through our network of investigators and business partners around the world.

Pursuant to an agreement entered into by Mr. Kors in connection with the acquisition by Sportswear Holdings Limited of a majority interest in the Company in 2003, Mr. Kors (i) represented that all intellectual property rights used in connection with the Company’s business at such time were owned exclusively by the Company, (ii) assigned to the Company (to the extent not already assigned to and owned by the Company) exclusive worldwide rights in perpetuity to the “Michael Kors” name and trademark and all derivations thereof, as well as to Mr. Kors’ signature and likeness, and all goodwill associated therewith, (iii) agreed not to take any action against the Company inconsistent with such ownership by the Company (including, without limitation, by asserting any privacy, publicity or moral rights) and (iv) agreed not to use, whether or not he is employed by the Company, any of such intellectual property in connection with any commercial enterprise (provided that he may use the name Michael Kors as his legal name only, and not as service mark or trade name, to identify himself personally and to engage in charitable activities and other activities that do not compete with any businesses of the Company).

Employees

At the end of Fiscal 2013, 2012 and 2011, we had approximately 6,379, 4,180 and 2,945 total employees, respectively. As of March 30, 2013, approximately 5,137 our employees were engaged in retail selling and administrative positions, and our remaining employees were engaged in other aspects of our business. None of our employees are currently covered by collective bargaining agreements and we believe that our relations with our employees are good.

Competition

We face intense competition in the product lines and markets in which we compete. Our products compete with other branded products within their product category. In our wholesale business, we compete with numerous manufacturers, importers and distributors of accessories, footwear and apparel for the limited space available for product display. Moreover, the general availability of manufacturing contractors allows new entrants easy access to the markets in which we compete, which may increase the number of our competitors and adversely affect our competitive position and our business.

In varying degrees, depending on the product category involved, we compete on the basis of style, price, customer service, quality, brand prestige and recognition, among other bases. Some of our competitors have achieved significant recognition for their brand names or have substantially greater financial, distribution, marketing and other resources than us. We believe, however, that we have significant competitive advantages because of our brand recognition and the acceptance of our brand name by consumers. See Item 1A—“Risk Factors—The markets in which we operate are highly competitive, both within North America and internationally, and increased competition based on a number of factors could cause our profitability to decline.”

Seasonality

We experience certain effects of seasonality with respect to our wholesale and retail segments. Our wholesale segment experiences its greatest sales in our fourth fiscal quarter with our second and third fiscal quarters being relatively consistent as our second highest sales volume quarters. Our retail segment experiences greater sales during our third and fourth fiscal quarters as a result of Holiday season sales. In the aggregate, however, with the exception of our first fiscal quarter, which typically experiences significantly less sales volume relative to the other three quarters, we do not experience significant quarter-to-quarter fluctuations in our sales. Moreover, given our recent growth, the effects of any seasonality are further muted by incremental sales related to our new stores and shop-in-shops.

Import Restrictions and Other Governmental Regulations

Virtually all of our merchandise imported into the United States, Canada, Europe and Asia is subject to duties. In addition, most of the countries to which we ship could impose safeguard quotas to protect their local industries from import surges that threaten to create market disruption. The United States and other countries may also unilaterally impose additional duties in response to a particular product being imported at unfairly traded prices that, in such increased quantities, cause or threaten injury to the relevant domestic industry (generally known as “anti-dumping” actions). If dumping is suspected in the United States, the United States government may self-initiate a dumping case on behalf of a particular industry. Furthermore, additional duties, generally known as countervailing duties, can also be imposed by the United States government to offset subsidies provided by a foreign government to foreign manufacturers if the importation of such subsidized merchandise injures or threatens to injure a United States industry. We are also subject to other international trade agreements and regulations, such as the North American Free Trade Agreement. See Item 1A—“Risk Factors—We primarily use foreign manufacturing contractors and independent third-party agents to source our finished goods, which poses legal, regulatory, political and economic risks to our business operations.”

Accessories, footwear and apparel sold by us are also subject to regulation in the United States and other countries by governmental agencies, including, in the United States, the Federal Trade Commission and the Consumer Products Safety Commission. These regulations relate principally to product labeling, licensing requirements, flammability testing and product safety. We are also subject to environmental laws, rules and regulations. Similarly, accessories, footwear and apparel sold by us are also subject to import regulations in the United States and other countries concerning the use of wildlife products for commercial and non-commercial trade, including the U.S. Fish and Wildlife Service. We do not estimate any significant capital expenditures for environmental control matters either in the current fiscal year or in the near future. Our licensed products and licensing partners are also subject to regulation. Our agreements require our licensing partners to operate in compliance with all applicable laws and regulations, and we are not aware of any violations that could reasonably be expected to have a material adverse effect on our business or operating results.

Although we have not suffered any material restriction from doing business in desirable markets in the past, we cannot assure that significant impediments will not arise in the future as we expand product offerings and introduce additional trademarks to new markets.

Item 1A. Risk Factors

You should carefully read this entire report, including, without limitation, the following risk factors and the section of this annual report entitled “Note Regarding Forward-Looking Statements.” Any of the following factors could materially adversely affect our business, financial condition and operating results. Additional risks and uncertainties not currently known to us or that we currently view as immaterial may also materially adversely affect our business, financial condition and operating results.

The accessories, footwear and apparel industries are heavily influenced by general macroeconomic cycles that affect consumer spending, and a prolonged period of depressed consumer spending could have a material adverse effect on our business, financial condition and operating results.

The accessories, footwear and apparel industries have historically been subject to cyclical variations, recessions in the general economy and uncertainties regarding future economic prospects that can affect consumer spending habits. Purchases of discretionary luxury items, such as our products, tend to decline during recessionary periods, when disposable income is lower. The success of our operations depends on a number of factors impacting discretionary consumer spending, including general economic conditions, consumer confidence, wages and unemployment, housing prices, consumer debt, interest rates, fuel and energy costs, taxation and political conditions. A continuation or worsening of the current weakness in the economy may negatively affect consumer and wholesale purchases of our products and could have a material adverse effect on our business, financial condition and operating results.

We face risks associated with operating in international markets.

We operate on a global basis, with approximately 17.5% of our total revenue coming from operations outside of the U.S during Fiscal 2013. The current political and economic instability and changing macroeconomic conditions in major international markets, including Europe and Japan, have resulted in significant macroeconomic risks including high rates of unemployment, high fuel prices, currency volatility and continued global economic uncertainty driven in part by the European debt crisis, among other factors. These risks, combined with expectations of slower global economic growth as well as a decrease in consumer confidence in Europe, may adversely affect discretionary consumer spending in the international markets in which we operate, which could negatively affect sales of our products in these markets. In addition, if the global macroeconomic environment, including the economic situation in Europe, continues to be weak or worsens, our gross margin rates may be negatively impacted.

A material disruption in our information technology systems could have a material adverse effect on our business, financial condition and results of operations.

We rely extensively on our information technology (“IT”) systems to track inventory, manage our supply chain, record and process transactions, manage customer communications, summarize results and manage our business. The failure of our IT systems to operate properly or effectively, problems with transitioning to upgraded or replacement systems, or difficulty in integrating new systems, could adversely affect our business. In addition, our IT systems may be subject to damage and/or interruption from power outages, computer, network and telecommunications failures, computer viruses, hackers, security breaches, usage errors by our employees and bad acts by our customers and website visitors. If our IT systems are damaged or cease to function properly, we may have to make a significant investment to fix or replace them, and we may suffer loss of critical data (including our customer data) and interruptions or delays in our operations in the interim. Any significant disruption in our IT systems could harm our reputation and credibility, and could have a material adverse effect on our business, financial condition and operating results.

Privacy breaches and other cyber security risks related to our e-commerce business could negatively affect our reputation, credibility and business.

We are responsible for storing data relating to our customers and employees and rely on third parties for the operation of parts of our e-commerce website, michaelkors.com, and for the various social media tools and websites we use as part of our marketing strategy. During the last quarter of our fiscal 2014 year, we expect to take over more of the direct operations of our e-commerce website and will be processing and storing customer transaction data on systems that are owned and operated by us, or that are operated by our third-party providers. Consumers, lawmakers and consumer advocates alike are increasingly concerned over the security of personal information transmitted over the Internet, consumer identity theft and privacy. In addition to taking the necessary precautions ourselves, we require that third-party service providers implement reasonable security measures to protect our customers’ identity and privacy. We do not, however, control these third-party service providers and cannot guarantee that no electronic or physical computer break-ins and security breaches will occur in the future. Likewise, our systems and technology are subject to the risk of system failures, viruses, “hackers” and other causes that are out of our control. Any perceived or actual unauthorized disclosure of personally identifiable information regarding our customers or website visitors could harm our reputation and credibility, reduce our e-commerce net sales, impair our ability to attract website visitors and reduce our ability to attract and retain customers, and expose us to significant related liability. Finally, we could incur significant costs in complying with the multitude of state, federal and foreign laws regarding the use and unauthorized disclosure of personal information, to the extent they are applicable. We also may incur significant costs in our implementation of additional security measures to comply with applicable laws and industry standards and to further protect customer data.

We may not be able to respond to changing fashion and retail trends in a timely manner, which could have a material adverse effect on our brand, business, financial condition and operating results.

The accessories, footwear and apparel industries have historically been subject to rapidly changing fashion trends and consumer preferences. We believe that our success is largely dependent on our brand image and ability to anticipate and respond promptly to changing consumer demands and fashion trends in the design, styling, production, merchandising and pricing of products. If we do not correctly gauge consumer needs and fashion trends and respond appropriately, consumers may not purchase our products and our brand name and brand image may be impaired. Even if we react appropriately to changes in fashion trends and consumer preferences, consumers may consider our brand image to be outdated or associate our brand with styles that are no longer popular or trend-setting. Any of these outcomes could have a material adverse effect on our brand, business, financial condition and operating results.

The markets in which we operate are highly competitive, both within North America and internationally, and increased competition based on a number of factors could cause our profitability to decline.

We face intense competition from other domestic and foreign accessories, footwear and apparel producers and retailers, including, among others, Coach, Burberry, Ralph Lauren, Hermès, Louis Vuitton, Gucci, Marc Jacobs, Chloé, Tori Burch and Prada. Competition is based on a number of factors, including, without limitation, the following:

•	anticipating and responding to changing consumer demands in a timely manner;

•	establishing and maintaining favorable brand-name recognition;

•	determining and maintaining product quality;

•	maintaining key employees;

•	maintaining and growing market share;

•	developing quality and differentiated products that appeal to consumers;

•	establishing and maintaining acceptable relationships with retail customers;

•	pricing products appropriately;

•	providing appropriate service and support to retailers;

•	optimizing retail and supply chain capabilities;

•	determining size and location of retail and department store selling space; and

•	protecting intellectual property.

In addition, some of our competitors may be significantly larger and more diversified than us and may have significantly greater financial, technological, manufacturing, sales, marketing and distribution resources than we do. Their greater capabilities in these areas may enable them to better withstand periodic downturns in the accessories, footwear and apparel industries, compete more effectively on the basis of price and production and more quickly develop new products. The general availability of manufacturing contractors and agents also allows new entrants easy access to the markets in which we compete, which may increase the number of our competitors and adversely affect our competitive position and our business. Any increased competition, or our failure to adequately address any of these competitive factors, could result in reduced sales, which could adversely affect our business, financial condition and operating results.

Competition, along with such other factors as consolidation and changes in consumer spending patterns, could also result in significant pricing pressure. These factors may cause us to reduce our sales prices to our wholesale customers and retail consumers, which could cause our gross margins to decline if we are unable to appropriately manage inventory levels and/or otherwise offset price reductions with comparable reductions in our operating costs. If our sales prices decline and we fail to sufficiently reduce our product costs or operating expenses, our profitability may decline, which could have a material adverse effect on our business, financial condition and operating results.

The departure of our founder, members of our executive management and other key employees could have a material adverse effect on our business.

We depend on the services and management experience of our founder and executive officers, who have substantial experience and expertise in our business. In particular, Mr. Kors, our Honorary Chairman and Chief Creative Officer, has provided design and executive leadership to the Company since its inception. He is instrumental to our marketing and publicity strategy and is closely identified with both the brand that bears his name and our Company in general. Our ability to maintain our brand image and leverage the goodwill associated with Mr. Kors’ name may be damaged if we were to lose his services. Mr. Kors has the right to terminate his employment with us without cause. In addition, the leadership of John D. Idol, our Chairman and Chief Executive Officer, and Joseph B. Parsons, our Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer, has been a critical element of our success. We also depend on other key employees involved in our licensing, design and advertising operations. Competition for qualified personnel in the apparel industry is intense, and competitors may use aggressive tactics to recruit our executive officers and key employees. Although we have entered into employment agreements with Mr. Kors and certain of our other executive officers, including Mr. Idol and Mr. Parsons, we may not be able to retain the services of such individuals in the future. The loss of services of one or more of these individuals or any negative public perception with respect to, or relating to, the loss of one or more of these individuals could have a material adverse effect on our business, financial condition and operating results.

The growth of our business depends on the successful execution of our growth strategies, including our efforts to open and operate new retail stores and increase the number of department stores and specialty stores that sell our products.

As part of our growth strategy, we intend to open and operate new retail stores and shop-in-shops within select department stores, both domestically and internationally. Our ability to successfully open and operate new retail stores, including concessions, and shop-in-shops depends on many factors, including, among others, our ability to:

•	identify new markets where our products and brand image will be accepted or the performance of our retail stores, including concessions, and shop-in-shops will be considered successful;

•	negotiate acceptable lease terms, including desired tenant improvement allowances, to secure suitable store locations;

•	hire, train and retain personnel and field management;

•	assimilate new personnel and field management into our corporate culture;

•	source sufficient inventory levels; and

•	successfully integrate new retail stores, including concessions, and shop-in-shops into our existing operations and information technology systems.

We will encounter pre-operating costs and we may encounter initial losses when new retail stores, including concessions, and shop-in-shops commence operations. While we expect to open a number of additional retail stores, including concessions, and shop-in-shops in the future, there can be no assurance that we will open the planned number, that we will recover the expenditure costs associated with opening these new retail stores, including concessions, and shop-in-shops or that the operation of these new venues will be successful or profitable. Any such failure could have a material adverse effect on our business, financial condition and operating results.

We face additional risks with respect to our strategy to expand internationally, including our efforts to further expand our operations in European countries and in Japan as well as other Asian countries. In some of these countries we do not yet have significant operating experience, and in most of these countries we face established competitors with significantly more operating experience in those locations. Many of these countries have different operational characteristics, including, but not limited to, employment and labor, transportation, logistics, real estate (including lease terms) and local reporting or legal requirements. Furthermore, consumer demand and behavior, as well as tastes and purchasing trends may differ in these countries and, as a result, sales of our product may not be successful, or the margins on those sales may not be in line with those we currently anticipate. In addition, in many of these countries there is significant competition to attract and retain experienced and talented employees. If our international expansion plans are unsuccessful, it could have a material adverse effect on our business, financial condition and operating results.

We have grown rapidly in recent years and we have limited operating experience at our current scale of operations; if we are unable to manage our operations at our current size or are unable to manage any future growth effectively, our brand image and financial performance may suffer.

We have expanded our operations rapidly and have limited operating experience at our current size. If our operations continue to grow, we will be required to continue to expand our sales and marketing, product development and distribution functions, to upgrade our management information systems and other processes and to obtain more space for our expanding administrative support and other headquarter personnel. Our continued growth could strain our existing resources, and we could experience operating difficulties, including the availability of desirable locations and the negotiation of acceptable lease terms, difficulties in hiring, training and managing an increasing number of employees, difficulties in obtaining sufficient raw materials and manufacturing capacity to produce our products and delays in production and shipments. These difficulties could result in the erosion of our brand image and could have a material adverse effect on our business, financial condition and operating results.

We are dependent on a limited number of distribution facilities. If one or more of our distribution facilities experiences operational difficulties or becomes inoperable, it could have a material adverse effect on our business, financial condition and operating results.

We operate a limited number of distribution facilities. Our ability to meet the needs of our wholesale customers and our own retail stores depends on the proper operation of these distribution facilities. If any of these distribution facilities were to shut down or otherwise become inoperable or inaccessible for any reason, we could suffer a substantial loss of inventory and/or disruptions of deliveries to our wholesale customers and retail stores. In addition, we could incur significantly higher costs and longer lead times associated with the distribution of our products during the time it takes to reopen or replace the damaged facility. Any of the foregoing factors could have a material adverse effect on our business, financial condition and operating results.

In addition, during Fiscal 2013 we transitioned our California distribution facilities from three separate warehouses totaling approximately 350,000 square feet to an approximately 600,000 square foot distribution center in Whittier, California. We believe this expansion and consolidation allows us to significantly increase our distribution capabilities and efficiency. We began operations in this facility prior to March 31, 2012, and were fully transitioned into this facility at the end of the first quarter of Fiscal 2013. Soon after the transition, we implemented a new warehouse management system that further supports our efforts to operate with increased efficiency and flexibility. There are risks inherent in operating in a new distribution environment and implementing a new warehouse management system, including operational difficulties that may arise with such transitions. We may experience shipping delays should there be any disruptions in our new warehouse management system or the warehouse itself.

As we expand our store base, we may be unable to maintain the same comparable store sales or average sales per square foot that we have in the past, which could cause our share price to decline.

As we expand our store base, we may not be able to maintain the levels of comparable store sales that we have experienced historically. In addition, we may not be able to maintain our historic average sales per square foot as we move into new markets. If our future comparable store sales or average sales per square foot decline or fail to meet market expectations, the price of our ordinary shares could decline. In addition, the aggregate results of operations of our stores have fluctuated in the past and can be expected to continue to fluctuate in the future. A variety of factors affect both comparable store sales and average sales per square foot, including, among others, fashion trends, competition, current economic conditions, pricing, inflation, the timing of the release of new merchandise and promotional events, changes in our merchandise mix, the success of marketing programs and weather conditions. If we misjudge the market for our products, we may incur excess inventory for some of our products and miss opportunities for other products. These factors may cause our comparable store sales results and average sales per square foot in the future to be materially lower than recent periods and our expectations, which could harm our results of operations and result in a decline in the price of our ordinary shares.

We are subject to risks associated with leasing retail space under long-term, non-cancelable leases and are required to make substantial lease payments under our operating leases; any failure to make these lease payments when due could materially adversely affect our business, financial condition and operating results.

We do not own any of our store facilities; instead, we lease all of our stores under operating leases. Our leases generally have terms of 10 years with no renewal options. Our leases generally require a fixed annual rent, and most require the payment of additional rent if store sales exceed a negotiated amount. Generally, our leases are “net” leases, which require us to pay all of the costs of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases at our option. Payments under these operating leases account for a significant portion of our operating costs. For example, as of March 30, 2013, we were party to operating leases associated with our stores as well as other corporate facilities requiring future minimum lease payments aggregating to $405.9 million through Fiscal 2018 and approximately $282.7 million thereafter through Fiscal 2029. We expect that any new stores we open under operating leases will have terms similar to those contained in leases we have entered previously, which will further increase our operating lease expenses.

Our substantial operating lease obligations could have significant negative consequences, including, among others:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring a substantial portion of our available cash to pay our rental obligations, thus reducing cash available for other purposes;

•	limiting our flexibility in planning for or reacting to changes in our business or in the industry in which we compete; and

•	placing us at a disadvantage with respect to some of our competitors.

We depend on cash flow from operations to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities, and sufficient funds are not otherwise available to us, we may not be able to service our operating lease expenses, grow our business, respond to competitive challenges or fund our other liquidity and capital needs.

Our current and future licensing arrangements may not be successful and may make us susceptible to the actions of third parties over whom we have limited control.

                We have entered into a select number of product licensing agreements with companies that produce and sell, under our trademarks, products requiring specialized expertise. We have also entered into a number of select licensing agreements pursuant to which we have granted third parties certain rights to distribute and sell our products in certain geographical areas, including, among others, South Korea, the Philippines, Singapore, Malaysia, the Middle East, Russia, Turkey, Latin America and the Caribbean. In addition, we have entered into similar licensing agreements with entities that are indirectly owned by certain of our current shareholders, including Mr. Kors, Mr. Idol and Sportswear Holdings Limited, pursuant to which we have granted such entities certain rights to distribute and sell our products in China, Hong Kong, Macau and Taiwan. See Note 16 to our financial statements— “Agreements with Shareholders and Related Party Transactions.” In the future, we may enter into additional licensing arrangements. Although we take steps to carefully select our licensing partners, such arrangements may not be successful. Our licensing partners may fail to fulfill their obligations under their license agreements or have interests that differ from or conflict with our own, such as the timing of new store openings, the pricing of our products and the offering of competitive products. In addition, the risks applicable to the business of our licensing partners may be different than the risks applicable to our business, including risks associated with each such partner’s ability to:

•	obtain capital;

•	exercise operational and financial control over its business;

•	manage its labor relations;

•	maintain relationships with suppliers;

•	manage its credit and bankruptcy risks; and

•	maintain customer relationships.

Any of the foregoing risks, or the inability of any of our licensing partners to successfully market our products or otherwise conduct its business, may result in loss of revenue and competitive harm to our operations in regions or product categories where we have entered into such licensing arrangements.

We rely on our licensing partners to preserve the value of our brands. Although we attempt to protect our brands through, among other things, approval rights over store location and design, product design, production quality, packaging, merchandising, distribution, advertising and promotion of our stores and products, we may not be able to control the use by our licensing partners of each of our licensed brands. The misuse of our brands by a licensing partner could have a material adverse effect on our business, financial condition and operating results.

A substantial portion of our revenue is derived from a small number of large wholesale customers, and the loss of any of these wholesale customers could substantially reduce our total revenue.

A small number of our wholesale customers account for a significant portion of our net sales. Net sales to our five largest wholesale customers represented 29.3% of our total revenue for Fiscal 2013 and 27.9% of our total revenue for Fiscal 2012. Our largest wholesale customer, a large, nationally recognized U.S. department store, accounted for 14.0% of our total revenue for Fiscal 2013 and 13.3% of our total revenue for Fiscal 2012. We do not have written agreements with any of our wholesale customers, and purchases generally occur on an order-by-order basis. A decision by any of our major wholesale customers, whether motivated by marketing strategy, competitive conditions, financial difficulties or otherwise, to decrease significantly the amount of merchandise purchased from us or our licensing partners, or to change their manner of doing business with us or our licensing partners, could substantially reduce our revenue and have a material adverse effect on our profitability. During the past several years, the retail industry has experienced a great deal of consolidation and other ownership changes, and we expect such changes will continue. In addition, store closings by our wholesale customers decrease the number of stores carrying our products, while the remaining stores may purchase a smaller amount of our products and/or may reduce the retail floor space designated for our brands. In the future, retailers may further consolidate, undergo restructurings or reorganizations, realign their affiliations or reposition their stores’ target markets. Any of these types of actions could decrease the number of stores that carry our products or increase the ownership concentration within the retail industry. These changes could decrease our opportunities in the market, increase our reliance on a smaller number of large wholesale customers and decrease our negotiating strength with our wholesale customers. These factors could have a material adverse effect on our business, financial condition and operating results.

Increases in the cost of raw materials could increase our production costs and cause our operating results and financial condition to suffer.

The costs of raw materials used in our products are affected by, among other things, weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries and other factors that are generally unpredictable and beyond our control. We are not always successful in our efforts to protect our business from the volatility of the market price of raw materials, and our business can be materially affected by dramatic movements in prices of raw materials. The ultimate effect of this change on our earnings cannot be quantified, as the effect of movements in raw materials prices on industry selling prices are uncertain, but any significant increase in these prices could have a material adverse effect on our business, financial condition and operating results.

We primarily use foreign manufacturing contractors and independent third-party agents to source our finished goods, which poses legal, regulatory, political and economic risks to our business operations.

Our products are primarily produced by, and purchased or procured from, independent manufacturing contractors located mainly in countries in Asia, Europe and Central and South America. A manufacturing contractor’s failure to ship products to us in a timely manner or to meet the required quality standards could cause us to miss the delivery date requirements of our customers for those items. The failure to make timely deliveries may cause customers to cancel orders, refuse to accept deliveries or demand reduced prices, any of which could have a material adverse effect on us. In addition, any of the following factors could negatively affect our ability to produce or deliver our products and, as a result, could have a material adverse effect on our business, financial condition and operating results:

•	political or labor instability, labor shortages or increases in costs of labor or production in countries where manufacturing contractors and suppliers are located;

•	significant delays or disruptions in delivery of our products due to labor disputes or strikes at U.S. ports of entry;

•	political or military conflict involving the United States, which could cause a delay in the transportation of our products and raw materials and increase transportation costs;

•

heightened terrorism security concerns, which could subject imported or exported goods to additional, more frequent or more thorough inspections, leading to delays in deliveries or impoundment of goods for extended periods of time or could result in increased scrutiny by customs officials for counterfeit goods, leading to lost sales, increased costs for our anti-counterfeiting measures and damage to the reputation of our brands;

•	a significant decrease in availability or an increase in the cost of raw materials;

•	disease epidemics and health-related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;

•	the migration and development of manufacturing contractors, which could affect where our products are or are planned to be produced;

•

imposition of regulations, quotas and safeguards relating to imports and our ability to adjust in a timely manner to changes in trade regulations, which, among other things, could limit our ability to produce products in cost-effective countries that have the labor and expertise needed;

•	increases in the costs of fuel, travel and transportation;

•	imposition of duties, taxes and other charges on imports;

•	significant fluctuation of the value of the United States dollar against foreign currencies; and

•	restrictions on transfers of funds out of countries where our foreign licensees are located.

We do not have written agreements with any of our third-party manufacturing contractors. As a result, any single manufacturing contractor could unilaterally terminate its relationship with us at any time. In Fiscal 2013, our largest manufacturing contractor, who primarily produces its products in China and who we have worked with for the last nine years, accounted for the production of 31.8% of our finished products. Our inability to promptly replace manufacturing contractors that terminate their relationships with us or cease to provide high quality products in a timely and cost-efficient manner could have a material adverse effect on our business, financial condition and operating results.

In addition, we use third-party agents to source our finished goods with numerous manufacturing contractors on our behalf. Any single agent could unilaterally terminate its relationship with us at any time. In Fiscal 2013, our largest third-party agent, whose primary place of business is Hong Kong and who we have worked with for the last nine years, sourced approximately 14.0% of our purchases of finished goods. Our inability to promptly replace agents that terminate their relationships with us or cease to provide high quality service in a timely and cost-efficient manner could have a material adverse effect on our business, financial condition and operating results.

If we fail to comply with labor laws, or if our manufacturing contractors fail to use acceptable, ethical business practices, our business and reputation could suffer.

We are subject to labor laws governing relationships with employees, including minimum wage requirements, overtime, working conditions and citizenship requirements. Compliance with these laws and regulations may lead to increased costs and operational complexity and may increase our exposure to governmental investigations or litigation.

In addition, we require our manufacturing contractors to operate in compliance with applicable laws, rules and regulations regarding working conditions, employment practices and environmental compliance. Additionally, we impose upon our business partners operating guidelines that require additional obligations in those three areas in order to promote ethical business practices, and our staff and third parties we retain for such purposes periodically visit and monitor the operations of our manufacturing contractors to determine compliance. However, we do not control our manufacturing contractors or their labor and other business practices. If one of our manufacturing contractors violates applicable labor or other laws, rules or regulations or implements labor or other business practices that are generally regarded as unethical in the United States, the shipment of finished products to us could be interrupted, orders could be cancelled, relationships could be terminated and our reputation could be damaged. Any of these events could have a material adverse effect on our business, financial condition and operating results.

Our business is subject to risks associated with importing products.

There are risks inherent to importing our products. Virtually all of our merchandise imported into the United States, Canada, Europe and Asia is subject to duties and most of the countries to which we ship could impose safeguard quotas to protect their local industries from import surges that threaten to create market disruption. The United States and other countries may also unilaterally impose additional duties in response to a particular product being imported at unfairly traded prices that, in such increased quantities, cause or threaten injury to the relevant domestic industry (generally known as “anti-dumping” actions). If dumping is suspected in the United States, the United States government may self-initiate a dumping case on behalf of a particular industry. Furthermore, additional duties, generally known as countervailing duties, can also be imposed by the United States government to offset subsidies provided by a foreign government to foreign manufacturers if the importation of such subsidized merchandise injures or threatens to injure a United States industry. In addition, accessories, footwear and apparel sold by us are also subject to import regulations in the United States and other countries concerning the use of wildlife products for commercial and non-commercial trade, including the U.S. Fish and Wildlife Service (“F&W”). F&W requires that we obtain a license to import animal and fauna that are subject to regulation by F&W and can revoke (or refuse to renew) this license, seize and possibly destroy our shipments and/or fine the Company for F&W violations. The imposition of duties and quotas, the initiation of an anti-dumping action and/or the repercussions of F&W violations could have a material adverse effect on our business, financial condition and operating results.

Restrictive covenants in our credit agreement may restrict our ability to pursue our business strategies.

We have a $200.0 million senior unsecured credit facility (the “2013 Credit Facility”) under which Michael Kors (USA), Inc. (“MKUSA”), Michael Kors (Europe) B.V., Michael Kors (Canada) Co. and Michael Kors (Switzerland) GmbH, our indirect wholly owned subsidiaries, are borrowers and we are a parent guarantor. The credit agreement governing the terms of the 2013 Credit Facility restricts, among other things, asset dispositions, mergers and acquisitions, dividends, share repurchases and redemptions, other restricted payments, indebtedness, loans and investments, liens and affiliate transactions. Our credit agreement also contains customary events of default, including a change in control of the Company. In addition, our credit agreement contains financial covenants such as requiring an adjusted leverage ratio of 3.5 to 1.0 (with the ratio being total consolidated indebtedness plus 8.0 times consolidated rent expense to EBITDA plus consolidated rent expense) and a fixed charge coverage ratio of 2.0 to 1.0 (with the ratio being EBITDA plus consolidated rent expense to the sum of fixed charges plus consolidated rent expense). See credit discussion in “Management’s Discussion and Analysis— Liquidity”. These covenants, among other things, limit our ability to fund our future working capital needs and capital expenditures, engage in future acquisitions or development activities, or otherwise realize the value of our assets and opportunities fully because of the need to dedicate a portion of our cash flow from operations to payments on debt.

We may be unable to protect our trademarks and other intellectual property rights, and others may allege that we infringe upon their intellectual property rights.

Our trademarks and other intellectual property rights are important to our success and our competitive position. We are susceptible to others imitating our products and infringing on our intellectual property rights. Our brand enjoys significant worldwide consumer recognition, and the generally higher pricing of our products creates additional incentive for counterfeiters and those seeking to infringe on our products. Such counterfeiting and other infringement could dilute our brand and harm our business.

The actions we take to establish and protect our trademarks and other intellectual property rights may not be adequate to prevent imitation of our products by others or other infringement of our intellectual property rights. Our trademark applications may fail to result in registered trademarks or provide the scope of coverage sought, and others may seek to invalidate our trademarks or block sales of our products as a violation of their trademarks and intellectual property rights. In addition, others may assert rights in, or ownership of, trademarks and other intellectual property rights of ours or in trademarks that are similar to ours or trademarks that we license and/or market, and we may not be able to successfully resolve these types of conflicts to our satisfaction. In some cases, trademark owners may have prior rights to our trademarks or similar trademarks. Furthermore, certain foreign countries may not protect trademarks and other intellectual property rights to the same extent as do the laws of the United States.

From time to time, in the ordinary course of our business, we become involved in opposition and cancellation proceedings with respect to trademarks similar to some of our brands. Any litigation or dispute involving the scope or enforceability of our intellectual property rights or any allegation that we infringe upon the intellectual property rights of others could be costly and time-consuming and could result, if determined adversely to us, in harm to our competitive position.

Our business is exposed to foreign currency exchange rate fluctuations.

Our results of operations for our international subsidiaries are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars during the process of financial statement consolidation. If the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions could impact our consolidated results of operations. In addition, we have intercompany notes amongst certain of our non-U.S. subsidiaries, which may be denominated in a currency other than the local currency of a particular reporting entity. As a result of using a currency other than the functional currency of that subsidiary, results of these operations may be adversely affected during times of significant fluctuation between the functional currency of that subsidiary and the currency in which the note is denominated in.

Future sales of our ordinary shares, or the perception in the public markets that these sales may occur, may depress the price of our ordinary shares.

Sales of a substantial number of our ordinary shares in the public market, or the perception that such sales may occur, could have a material adverse effect on the price of our ordinary shares. Pursuant to the shareholders agreement our pre-IPO shareholders, including Michael Kors, John D. Idol and Sportswear Holdings Limited (an entity owned by two of our directors, Messrs. Silas K. F. Chou and Lawrence S. Stroll), have demand and piggyback rights that will require us to file registration statements registering their ordinary shares or to include sales of such ordinary shares in registration statements that we may file for ourselves or other shareholders. In the event such registration rights are exercised and a large number of ordinary shares are sold in the public market, such sales could reduce the trading price of our ordinary shares. In addition, the perception that these sales might occur could cause the market price of our ordinary shares to decrease significantly.

Provisions in our organizational documents may delay or prevent our acquisition by a third party.

Our Memorandum of Association and Articles of Association (together, as amended from time to time, our “Memorandum and Articles of Association”) contains several provisions that may make it more difficult or expensive for a third party to acquire control of us without the approval of our board of directors. These provisions also may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our shareholders receiving a premium over the market price for their ordinary shares. These provisions include, among others:

•

our board of directors’ ability to amend the Memorandum and Articles of Association to create and issue, from time to time, one or more classes of preference shares and, with respect to each such class, to fix the terms thereof by resolution;

•

provisions relating to the multiple classes and three-year terms of directors, the manner of election of directors, removal of directors and the appointment of directors upon an increase in the number of directors or vacancy on our board of directors;

•	restrictions on the ability of shareholders to call meetings and bring proposals before meetings;

•	elimination of the ability of shareholders to act by written consent; and

•	the requirement of the affirmative vote of 75% of the shares entitled to vote to amend certain provisions of our Memorandum and Articles of Association.

These provisions of our Memorandum and Articles of Association could discourage potential takeover attempts and reduce the price that investors might be willing to pay for our ordinary shares in the future, which could reduce the market price of our ordinary shares.

Rights of shareholders under British Virgin Islands law differ from those under United States law, and, accordingly, our shareholders may have fewer protections.

Our corporate affairs are governed by our Memorandum and Articles of Association, the BVI Business Companies Act, 2004 (as amended, the “BVI Act”) and the common law of the British Virgin Islands. The rights of shareholders to take legal action against our directors, actions by minority shareholders and the fiduciary responsibilities of our directors under British Virgin Islands law are to a large extent governed by the common law of the British Virgin Islands and by the BVI Act. The common law of the British Virgin Islands is derived in part from comparatively limited judicial precedent in the British Virgin Islands as well as from English common law, which has persuasive, but not binding, authority on a court in the British Virgin Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under British Virgin Islands law are not as clearly established as they would be under statutes or judicial precedents in some jurisdictions in the United States. In particular, the British Virgin Islands has a less developed body of securities laws as compared to the United States, and some states (such as Delaware) have more fully developed and judicially interpreted bodies of corporate law. As a result of the foregoing, holders of our ordinary shares may have more difficulty in protecting their interests through actions against our management, directors or major shareholders than they would as shareholders of a U.S. company.

The laws of the British Virgin Islands provide limited protection for minority shareholders, so minority shareholders will have limited or no recourse if they are dissatisfied with the conduct of our affairs.

Under the laws of the British Virgin Islands, there is limited statutory law for the protection of minority shareholders other than the provisions of the BVI Act dealing with shareholder remedies (as summarized under Item 10- “Additional Information- Memorandum and Articles of Association”). The principal protection under statutory law is that shareholders may bring an action to enforce the constituent documents of a British Virgin Islands company and are entitled to have the affairs of the company conducted in accordance with the BVI Act and the memorandum and articles of association of the company. As such, if those who control the company have persistently disregarded the requirements of the BVI Act or the provisions of the company’s memorandum and articles of association, then the courts will likely grant relief. Generally, the areas in which the courts will intervene are the following: (i) an act complained of which is outside the scope of the authorized business or is illegal or not capable of ratification by the majority; (ii) acts that constitute fraud on the minority where the wrongdoers control the company; (iii) acts that infringe on the personal rights of the shareholders, such as the right to vote; and (iv) acts where the company has not complied with provisions requiring approval of a special or extraordinary majority of shareholders, which are more limited than the rights afforded to minority shareholders under the laws of many states in the United States.

It may be difficult to enforce judgments against us or our executive officers and directors in jurisdictions outside the United States.

Under our Memorandum and Articles of Association, we may indemnify and hold our directors harmless against all claims and suits brought against them, subject to limited exceptions. Furthermore, to the extent allowed by law, the rights and obligations among or between us, any of our current or former directors, officers and employees and any current or former shareholder will be governed exclusively by the laws of the British Virgin Islands and subject to the jurisdiction of the British Virgin Islands courts, unless those rights or obligations do not relate to or arise out of their capacities as such. Although there is doubt as to whether United States courts would enforce these provisions in an action brought in the United States under United States securities laws, these provisions could make judgments obtained outside of the British Virgin Islands more difficult to enforce against our assets in the British Virgin Islands or jurisdictions that would apply British Virgin Islands law.

British Virgin Islands companies may not be able to initiate shareholder derivative actions, thereby depriving shareholders of one avenue to protect their interests.

British Virgin Islands companies may not have standing to initiate a shareholder derivative action in a federal court of the United States. The circumstances in which any such action may be brought, and the procedures and defenses that may be available in respect of any such action, may result in the rights of shareholders of a British Virgin Islands company being more limited than those of shareholders of a company organized in the United States. Accordingly, shareholders may have fewer alternatives available to them if they believe that corporate wrongdoing has occurred. The British Virgin Islands courts are also unlikely to recognize or enforce judgments of courts in the United States based on certain liability provisions of United States securities law or to impose liabilities, in original actions brought in the British Virgin Islands, based on certain liability provisions of the United States securities laws that are penal in nature. There is no statutory recognition in the British Virgin Islands of judgments obtained in the United States, although the courts of the British Virgin Islands will generally recognize and enforce the non-penal judgment of a foreign court of competent jurisdiction without retrial on the merits. This means that even if shareholders were to sue us successfully, they may not be able to recover anything to make up for the losses suffered.

Legislation has been introduced that would, if enacted, treat us as a U.S. corporation for U.S. federal income tax purposes.

On February 7, 2012, U.S. Senator Carl Levin introduced legislation in the U.S. Senate entitled the “Cut Loopholes Act.” U.S. Senator Levin and U.S. Representative Lloyd Doggett originally introduced similar legislative proposals in 2009 and similar legislation was proposed in 2010 and 2011. If enacted, this legislation would, among other things, cause us to be treated as a U.S. corporation for U.S. tax purposes, as generally any entity whose shares are publicly traded on an established securities market, or whose gross assets are $50 million or more, if the “management and control” of such a corporation is, directly or indirectly, is treated as occurring primarily within the United States. The proposed legislation provides that a corporation will be so treated if substantially all of the executive officers and senior management of the corporation who exercise day-to-day responsibility for making decisions involving strategic, financial and operational policies of the corporation are located primarily within the United States. To date, this legislation has not been approved by either the House of Representatives or the Senate. However, we can provide no assurance that this legislation or similar legislation will not ultimately be adopted. Any such modification to the U.S. federal income tax laws that affects the tax residency of a non-U.S. company managed and controlled in the United States could adversely affect the U.S. federal taxation of some or all of our income and the value of our ordinary shares.

Failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting, which could harm our business and cause a decline in the price of our ordinary shares.

                As a public company we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify the effectiveness of our internal controls on management’s assessment and on the effectiveness of our internal control over financial reporting in our annual reports. If our management is unable to certify the effectiveness of our internal controls or if our independent registered public accounting firm cannot render an opinion on management’s assessment and on the effectiveness of our internal control over financial reporting, or if material weaknesses in our internal controls are identified, we could be subject to regulatory scrutiny and a loss of public confidence, which could harm our business and cause a decline in the price of our ordinary shares.

Item 1B.	Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth the location, use and size of our significant distribution and corporate facilities as of March 30, 2013, all of which are leased. The leases expire at various times through Fiscal 2026, subject to renewal options.

Location	Use	Approximate Square Footage
Whittier, CA	Distribution	613,375
New York, NY	Corporate Offices	123,358
Montreal, Quebec	Canadian Corporate Office and Distribution	100,702
East Rutherford, NJ	Corporate Offices	43,336
Secaucus, NJ	Distribution	22,760

As of March 30, 2013, we also occupied 273 leased retail stores worldwide (excluding concessions). We consider our properties to be in good condition generally and believe that our facilities are adequate for our operations and provide sufficient capacity to meet our anticipated requirements.

Other than fixed assets related to our stores (e.g. leasehold improvements, fixtures, etc.) and computer equipment, we do not own any material property.

Item 3. Legal Proceedings

We are involved in various routine legal proceedings incident to the ordinary course of our business. We believe that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on our business, financial condition or operating results.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since our IPO on December 15, 2011, our ordinary shares have traded on the NYSE under the symbol “KORS”. At March 30, 2013, there were 201,454,408 ordinary shares outstanding, and the closing sale price of our ordinary shares was $56.79. Also as of that date, we had approximately 94 ordinary shareholders of record. The table below sets forth the high and low closing sale prices of our ordinary shares for the periods indicated:

	High	Low

Fiscal 2012 Quarter Ended:
December 31, 2011	$27.58	$23.51
March 31, 2012	$50.69	$25.50
Fiscal 2013 Quarter Ended:
June 30, 2012	$49.50	$35.50
September 29, 2012	$57.35	$37.77
December 29, 2012	$58.62	$46.66
March 30, 2013	$65.10	$49.00

Share Performance Graph

The line graph below compares the cumulative total shareholder return on our ordinary shares with the Russell 1000 Index (RUI), Standard & Poor’s 500 Index, S&P Retail Index (RLX) and the NYSE Composite Index (NYA), and a peer group index of companies that we believe are closest to ours for the period covering our initial public offering on December 15, 2011 through March 30, 2013, the last day of the our fiscal year. The graph assumes an investment of $100 made at the closing of trading on December 15, 2011, in (i) our ordinary shares, (ii) the shares comprising the RUI, (iii) the shares comprising the RLX and (iv) the shares comprising the NYA. The peer group consists of the following: Coach, Inc., Guess, Inc., PVH Corp., Limited Brands, Inc., and Ralph Lauren Corporation. All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable time period.

Item 6.	Selected Financial Data

The following table sets forth selected historical consolidated financial and other data for Michael Kors Holdings Limited and its consolidated subsidiaries for the periods presented. The statements of operations data for Fiscal 2013, 2012 and 2011 and the balance sheet data as of the end of Fiscal 2013 and 2012 have been derived from our audited consolidated financial statements included elsewhere in this report. The statements of operations data for Fiscal 2010 and Fiscal 2009 and the balance sheet data as of the end of Fiscal 2011 and Fiscal 2010 have been derived from our audited consolidated financial statements, which are not included in this report. The balance sheet data as of the end of Fiscal 2009 have been derived from our unaudited consolidated financial statements, which are not included in this report.

The selected historical consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this annual report.

	Fiscal Years Ended
	March 30, 2013	March 31, 2012	April 2, 2011	April 3, 2010	March 28, 2009
	(data presented in thousands, except for shares and per share data )
Statement of Operations Data:
Net sales	$2,094,757	$1,237,100	$757,800	$483,452	$377,058
Licensing revenue	86,975	65,154	45,539	24,647	20,016

Total revenue	2,181,732	1,302,254	803,339	508,099	397,074
Cost of goods sold	875,166	549,158	357,274	241,365	208,283

Gross profit	1,306,566	753,096	446,065	266,734	188,791
Selling, general and administrative expenses	621,536	464,568	279,822	191,717	147,490
Depreciation and amortization	54,291	37,554	25,543	18,843	14,020
Impairment of long-lived assets	725	3,292	3,834	—	3,043

Total operating expenses	676,552	505,414	309,199	210,560	164,553

Income from operations	630,014	247,682	136,866	56,174	24,238
Interest expense	1,524	1,495	1,861	2,057	1,600
Foreign currency loss (income)	1,363	(2,629)	1,786	(830)	391

Income before provision for income taxes	627,127	248,816	133,219	54,947	22,247
Provision for income taxes	229,525	101,452	60,713	15,699	9,208

Net income	397,602	147,364	72,506	39,248	13,039
Net income applicable to preference shareholders	—	21,227	15,629	8,460	2,811

Net income available for ordinary shareholders	$397,602	$126,137	$56,877	$30,788	$10,228

Weighted average ordinary shares outstanding(1):
Basic	196,615,054	158,258,126	140,554,377	140,554,377	140,554,377
Diluted	201,540,144	189,299,197	179,177,268	179,177,268	179,177,268
Net income per ordinary share(2):
Basic	$2.02	$0.80	$0.40	$0.22	$0.07
Diluted	$1.97	$0.78	$0.40	$0.22	$0.07

(1)	Gives effect to the corporate reorganization completed by the Company and certain of its affiliates in July 2011 (the “Reorganization”) and the 3.8-to-1 split of our ordinary shares (the “Share Split”) that occurred on November 30, 2011. See Note 1 to the financial statements— Business and Basis of Presentation.
(2)	Basic net income per ordinary share is computed by dividing net income available for ordinary shareholders by basic weighted average ordinary shares outstanding. Diluted net income per ordinary share assumes the conversion of preference shares to ordinary shares and is computed by dividing net income by diluted weighted average ordinary shares outstanding.

	Fiscal Years Ended
	March 30, 2013	March 31, 2012	April 2, 2011	April 3, 2010	March 28, 2009
	(data presented in thousands, except for share and store data )

Operating Data:
Comparable retail store sales growth	40.1%	39.2%	48.2%	19.2%	6.3%
Retail stores at end of period	304	237	166	106	74

Balance Sheet Data (as of the end of period dated above):
Working capital	$824,941	$299,057	$117,673	$51,263	$13,739
Total assets	$1,289,565	$674,425	$399,495	$281,852	$218,463
Revolving line of credit	$—	$22,674	$12,765	$43,980	$39,440
Note payable to parent	$—	$—	$101,650	$103,500	$103,500
Shareholders’ equity	$1,047,246	$456,237	$125,320	$49,011	$11,475
Number of ordinary shares	201,454,408	192,731,390	140,554,377	140,554,377	140,554,377
Number of preference shares	—	—	10,163,920	10,163,920	10,163,920

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto included as part of this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may,” “expect,” “anticipate,” “estimate,” “seek,” “intend,” “believe” or similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, capital expenditures, general and administrative expenses, capital resources, new stores, additional financings or borrowings and additional losses and are subject to risks and uncertainties including, but not limited to, those discussed in this report that could cause actual results to differ materially from the results contemplated by these forward-looking statements. We also urge you to carefully review the risk factors set forth in “Item 1A – Risk Factors.”

Overview

Our Business

We are a rapidly growing global luxury lifestyle brand led by a world-class management team and a renowned, award-winning designer. Since launching his namesake brand over 30 years ago, Michael Kors has featured distinctive designs, materials and craftsmanship with a jet-set aesthetic that combines stylish elegance and a sporty attitude. Mr. Kors’ vision has taken the Company from its beginnings as an American luxury sportswear house to a global accessories, footwear and apparel company with a presence over 85 countries. As a highly recognized luxury lifestyle brand in North America, with accelerating awareness in targeted international markets, we have experienced exceptional sales momentum and intend to continue along this course as we grow our business. We have also expanded our distribution capabilities beyond wholesale into retail which account for a major portion of our total revenue.

We operate our business in three segments—retail, wholesale and licensing—and we have a strategically controlled global distribution network focused on company-operated retail stores, leading department stores, specialty stores and select licensing partners. As of March 30, 2013, our retail segment included 231 North American retail stores, including concessions, and 73 international retail stores, including concessions, in Europe and Japan. As of March 30, 2013, our wholesale segment included wholesale sales through approximately 2,215 department store and specialty store doors in North America and wholesale sales through approximately 1,034 department store and specialty store doors internationally. Our remaining revenue is generated through our licensing segment, through which we license to third parties certain production, sales and/or distribution rights. During Fiscal 2013, our licensing segment accounted for approximately 4.0% of our total revenue and consisted primarily of royalties earned on licensed products and our geographic licenses.

We offer two primary collections: the Michael Kors luxury collection and the MICHAEL Michael Kors accessible luxury collection. The Michael Kors collection establishes the aesthetic authority of our entire brand and is carried in many of our retail stores as well as in the finest luxury department stores in the world. In 2004, we introduced the MICHAEL Michael Kors collection, which has a strong focus on accessories, in addition to offering footwear and apparel, and addresses the significant demand opportunity in accessible luxury goods. Taken together, our two collections target a broad customer base while retaining a premium luxury image.

Trends and Uncertainties

Broaden Distribution Capabilities Beyond Wholesale into Retail. Over the years, we have successfully broadened our distribution capabilities beyond wholesale into retail, and we believe that this trend will continue as our retail store network grows at a faster rate than wholesale. We believe that retail allows greater control over the shopping environment, merchandise selection and many other aspects of the shopping experience that attracts and retains loyal customers and increases sales.

Establishing brand identity and enhancing global presence. We intend to continue to increase our international presence and global brand recognition through the formation of various joint ventures with international partners, and continuing with our international licensing arrangements. We feel this is an efficient method for continued penetration into the global luxury goods market, especially for markets we have yet to establish a substantial presence.

Costs of Manufacturing. Our industry is subject to volatility in costs related to certain raw materials used in the manufacturing of our products. This volatility applies primarily to costs driven by commodity prices, which can increase or decrease dramatically over a short period of time. These fluctuations may have a material impact on our sales, results of operations and cash flows to the extent they occur. We use commercially reasonable efforts to mitigate these effects by sourcing our products as efficiently as possible. In addition, manufacturing labor costs are also subject to degrees of volatility based on local and global economic conditions. We use commercially reasonable efforts to source from localities that suit our manufacturing standards and result in more favorable labor driven costs to our products.

Demand for Our Accessories and Related Merchandise. Our performance is affected by trends in the luxury goods industry, as well as shifts in demographics and changes in lifestyle preferences. Currently, demand for our products is predicted to grow. According to the Altagamma Studies, demand for the worldwide luxury goods industry is predicted to grow from approximately $251.5 billion in 2011 to between $314.4 billion and $327.5 billion in 2015. The accessories product category represented 27% of total sales for the worldwide luxury goods industry in 2010 and was the fastest growing product category between 2005 and 2011, growing at a compound annual rate of 9.9%. We believe that we are well positioned to capitalize on the continued growth of the accessories product category, as it is one of our primary product category focuses.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Critical accounting policies are those that are the most important portrayal of our financial condition and results of operations, and that require our most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. While our significant accounting policies are described in more detail in the notes to our financial statements, our most critical accounting policies, discussed below, pertain to revenue recognition, impairment of long-lived assets, goodwill, share-based compensation and income taxes. In applying such policies, we must use some amounts that are based upon our informed judgments and best estimates. Estimates, by their nature, are based upon judgments and available information. The estimates that we make are based upon historical factors, current circumstances and the experience and judgment of management. We evaluate our assumptions and estimates on an ongoing basis.

Revenue Recognition

We recognize retail store revenue upon sale of our products to retail consumers, net of estimated returns. Wholesale revenue is recognized net of estimates for sales returns, discounts, markdowns and allowances, after merchandise is shipped and title and risk of loss are transferred to our wholesale customers. To arrive at net sales for retail, gross sales are reduced by actual returns and by a provision for estimated future customer returns, which is based on management’s review of historical and current customer returns. The amounts reserved for retail sales returns were $3.1 million, $1.7 million, and $2.3 million at March 30, 2013, March 31, 2012 and April 2, 2011, respectively. To arrive at net sales for wholesale, gross sales are reduced by provisions for estimated future returns, based on current expectations, trade discounts, markdowns, allowances, operational chargebacks, as well as for certain cooperative selling expenses. Total sales reserves for wholesale were $43.0 million, $30.4 million and $25.2 million at March 30, 2013, March 31, 2012, and April 2, 2011, respectively.

Royalty revenue generated from product licenses, which includes contributions for advertising, is based on reported sales of licensed products bearing our trademarks, at rates specified in the license agreements. These agreements are also subject to contractual minimum levels. Royalty revenue generated by geography-specific licensing agreements is recognized as earned under the licensing agreements based on reported sales by licensees applicable to specified periods as outlined in the agreements. These agreements allow for the use of our trademarks to sell our branded products in certain geographic regions.

Long-lived Assets

All long-lived assets are recorded at cost less accumulated amortization or depreciation. For the purposes of impairment testing the group our long-lived assets according to their lowest level of use, such as aggregating and capitalizing all construction costs related to a retail store into leasehold improvements and those related to our wholesale business into shop-in-shops. Our leasehold improvements are typically amortized over the life of the store lease, and our shop-in-shops are amortized over a three year period. We evaluate all long-lived assets, including fixed assets and intangible assets with finite useful lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. If the sum of our estimated undiscounted future cash flows is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. These estimates of cash flow require significant management judgment and certain assumptions about future volume, sales and expense growth rates, devaluation and inflation. As such, these estimates may differ from actual cash flows. For Fiscal 2013, Fiscal 2012 and Fiscal 2011, we recorded charges for impairments on fixed assets and intangible assets related to our retail segment of $0.7, $3.3 million and $3.8 million, respectively.

Goodwill

On an annual basis, or whenever impairment indicators exist, we perform an impairment assessment of goodwill. In the absence of any impairment indicators, goodwill is assessed during the fourth quarter of each fiscal year. These assessments are made with regards to reporting units within our wholesale and licensing segments, which are based on our current operating projections. Judgments regarding the existence of impairment indicators are based on market conditions and operational performance of the business. Future events could cause us to conclude that impairment indicators exist and therefore that goodwill is impaired. Prior to

Fiscal 2012, we performed our impairment testing for goodwill using the fair value approach, employing both the discounted cash flow method and market multiples method to determine the fair value of our reporting units (“step one”). These methods utilized both our historical results and projected future results. During Fiscal 2012, we adopted a new accounting pronouncement related to goodwill impairment analysis, which allows entities to initially perform a qualitative analysis (“step zero”) of the fair value of its reporting units to determine whether it is necessary to undertake a quantitative (“two step”) goodwill analysis. In the fourth quarter of Fiscal 2013, we used this new guidance in our annual impairment analysis for goodwill, and concluded that the carrying amounts of all reporting units did not exceed their respective fair values.

We will continue to perform this initial qualitative analysis in future years. Should the results of this assessment result in either ambiguous or unfavorable conclusion we will perform additional quantitative testing consistent with the fair value approach mentioned above. The valuation methods used in the fair value approach, discounted cash flow and market multiples methods, require our management to make certain assumptions and estimates regarding certain industry trends and future profitability of our reporting units. If the carrying amount of a reporting unit exceeds its fair value, we would compare the implied fair value of the reporting unit goodwill with its carrying value. To compute the implied fair value, we would assign the fair value of the reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying value of the reporting unit goodwill exceeded the implied fair value of the reporting unit goodwill, we would record an impairment loss to write down such goodwill to its implied fair value. The valuation of goodwill is affected by, among other things, our business plan for the future and estimated results of future operations.

We have assessed our goodwill for impairment in our fourth quarter for the periods presented. There are no impairment charges related to goodwill for any of the fiscal periods presented.

Share-based Compensation

We grant share-based awards to certain of our employees and directors. These awards are measured at the grant date based on the fair value as calculated using the Black-Scholes option pricing model and are recognized as expense over the requisite service period, based on attainment of certain vesting requirements, as well as our completion of an initial public offering. Determining the fair value of share-based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term and risk-free rate.

Our expected volatility is based on the average volatility rates of similar actively traded companies over the past 4.5-9.5 years, which is our range of estimated expected holding periods. The expected holding period for a performance based option is based on the period to expiration which is generally 9-10 years. This approach was chosen as it directly correlates to our service period. The expected holding period for time-based vesting options is based on the simplified method using the vesting term of generally 4 years and the contractual term of 7 years, resulting in a holding periods ranging from 4.5-4.75 years. The simplified method was chosen as a means to determine the Company’s holding period as prior to December 2011 there was no historical option exercise experience due to the Company being privately held. The risk-free rate is derived from the zero-coupon U.S. Treasury Strips yield curve, the period of which relates to the grant’s holding period. If factors change and we employ different assumptions, the fair value of future awards and resulting share-based compensation expense may differ significantly from what we have estimated in the past.

Expense related to equity compensation during Fiscal 2013 and 2012 was approximately $20.9 million and $27.0 million, respectively. There was no expense related to equity compensation for periods prior to Fiscal 2012, as all of our equity grants were not exercisable due to an initial public offering (“IPO”) being one of the vesting requirements. The weighted average grant date fair value of share options granted during Fiscal 2013, Fiscal 2012, and Fiscal 2011 was $20.66, $8.01, and $3.08, respectively.

Derivative Financial Instruments

We use forward currency exchange contracts to manage exposure to fluctuations in foreign currency for certain of our transactions. We are exposed to risks on certain purchase commitments to foreign suppliers based on the value of the functional currency relative to the local currency of the supplier on the date of the commitment. As such, we enter into forward currency contracts that generally mature in 18 months or less and are consistent with the related purchase commitments. These contracts are recorded at fair value in our consolidated balance sheets as either an asset or liability, and are derivative contracts to hedge cash flow risks. Certain of these contracts, are designated as hedges for accounting purposes, while the balance of these contracts are undesignated. Accordingly, the changes in the fair value of those contracts not designated as hedges for accounting purposes, are, at the balance sheet date and upon maturity (settlement), recorded in our cost of sales or operating expenses, in our consolidated statements of operations, as applicable to the transactions for which the forward exchange contracts were established. Regarding those contracts which are designated as hedges for accounting purposes, any portion of those contracts deemed ineffective would be charged to earnings, in the same manner as those contracts charged to earnings above, in the period the ineffectiveness was determined.

For Fiscal 2013 the Company recorded a gain of $1.4 million relating to these contracts, as a component of operations. For fiscal years ended 2012 and 2011, respectively, amounts representing a gain of $2.6 million and a loss of, $2.5 million were charged to operations. The following table details the fair value of these contracts as of March 30, 2013 and March 31, 2012 (in thousands):

	March 30, 2013	March 31, 2012
Prepaid expenses and other current assets	$1,367	$1,318
Accrued expenses and other current liabilities	$(71)	$(276)

Income Taxes

Deferred income tax assets and liabilities reflect temporary differences between the tax basis and financial reporting basis of our assets and liabilities and are determined using the tax rates and laws in effect for the periods in which the differences are expected to reverse. We periodically assess the realizability of deferred tax assets and the adequacy of deferred tax liabilities, based on the results of local, state, federal or foreign statutory tax audits or our own estimates and judgments.

Realization of deferred tax assets associated with net operating loss and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration in the applicable tax jurisdiction. We periodically review the recoverability of our deferred tax assets and provide valuation allowances as deemed necessary to reduce deferred tax assets to amounts that more-likely-than-not will be realized. This determination involves considerable judgment and our management considers many factors when assessing the likelihood of future realization of deferred tax assets, including recent earnings results within various taxing jurisdictions, expectations of future taxable income, the carryforward periods remaining and other factors. Changes in the required valuation allowance are recorded in income in the period such determination is made. Deferred tax assets could be reduced in the future if our estimates of taxable income during the carryforward period are significantly reduced or alternative tax strategies are no longer viable.

We recognize the impact of an uncertain income tax position taken on our income tax returns at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. The effect of an uncertain income tax position will not be taken into account if the position has less than a 50% likelihood of being sustained. Our tax positions are analyzed periodically (at least quarterly) and adjustments are made as events occur that warrant adjustments for those positions. We record interest expense and penalties payable to relevant tax authorities as income tax expense.

Recent Accounting Pronouncements

We have considered all new accounting pronouncements, and other than the recent pronouncement discussed below, have concluded that there are no new pronouncements that have a material impact on our results of operations, financial condition or cash flows based on current information.

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Updated 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The ASU is effective for annual periods and interim periods within those periods beginning after December 15, 2012. For the twelve months ended March 30, 2013, the amounts reclassified out of accumulated other comprehensive income were de minimis.

Segment Information

We generate revenue through three business segments: retail, wholesale and licensing. The following table presents our revenue and income from operations by segment for the fiscal years then ended (in thousands):

	Fiscal Years Ended
	March 30, 2013	March 31, 2012	April 2, 2011
Revenue:
Net sales: Retail	$1,062,642	$626,940	$344,195
Wholesale	1,032,115	610,160	413,605
Licensing	86,975	65,154	45,539

Total revenue	$2,181,732	$1,302,254	$803,339

Income from operations:
Retail	$315,654	$121,851	$61,194
Wholesale	269,323	85,000	48,241
Licensing	45,037	40,831	27,431

Income from operations	$630,014	$247,682	$136,866

Retail

From the beginning of Fiscal 2007, when we first undertook our major retail growth initiative, through March 30, 2013, we have leveraged our successful retail store formats by opening a total of 294 new stores. During this time period, we have grown our North American retail presence significantly, increasing our North American store count by 221 stores, as well as increasing our international store count by 73 stores.

The following table presents the growth in our network of retail stores during Fiscal 2013, Fiscal 2012 and Fiscal 2011:

	Fiscal Years Ended
	March 30, 2013	March 31, 2012	April 2, 2011
Full price retail stores including concessions:
Number of stores	201	158	113
Increase during period	43	45	50
Percentage increase vs. prior year	27.2%	39.8%	79.4%
Total gross square footage	410,681	316,649	224,427
Average square footage per store	2,043	2,004	1,986

Outlet stores:
Number of stores	103	79	53
Increase during period	24	26	10
Percentage increase vs. prior year	30.4%	49.1%	23.3%
Total gross square footage	291,407	219,407	146,286
Average square footage per store	2,829	2,777	2,760

Wholesale

We sell our products directly to department stores across North America and Europe to accommodate consumers who prefer to shop at major department stores. In addition, we sell to specialty stores for those consumers who enjoy the boutique experience afforded by such stores. We continue to focus our sales efforts and drive sales in existing locations by enhancing presentation, primarily through the creation of more shop-in-shops with our proprietary fixtures that effectively communicate our brand and create a more personalized shopping experience for consumers. We tailor our assortments through wholesale product planning and allocation processes to better match the demands of our department store customers in each local market.

The following table presents the growth in our network of wholesale doors during Fiscal 2013, Fiscal 2012 and Fiscal 2011:

	Fiscal Years Ended
	March 30, 2013	March 31, 2012	April 2, 2011
Number of full-price wholesale doors	3,249	2,677	2,032
Increase during year	572	645	432
Percentage increase vs. prior year	21.4%	31.7%	27.0%

Licensing

We generate revenue through product and geographic licensing arrangements. Our product license agreements allow third parties to use our brand name and trademarks in connection with the manufacturing and sale of a variety of products, including watches, fragrances, eyewear and jewelry. In our product licensing arrangements, we take an active role in the design process, marketing and distribution of products under our brands. Our geographic licensing arrangements allow third parties to use our tradenames in connection with the retail and/or wholesale sales of our branded products in specific geographic regions.

Key Performance Indicators and Statistics

We use a number of key indicators of operating results to evaluate our performance, including the following (dollars in thousands):

	Fiscal Years Ended
	March 30, 2013	March 31, 2012	April 2, 2011
Total revenue	$2,181,732	$1,302,254	$803,339
Gross profit as a percent of total revenue	59.9%	57.8%	55.5%
Income from operations	$630,014	$247,682	$136,866
Retail net sales - North America	$938,515	$573,394	$331,714
Retail net sales - Europe	$101,754	$43,316	$11,463
Retail net sales - Japan	$22,373	$10,230	$1,018
Increase in comparable store net sales - North America	39.6%	39.8%	48.7%
Increase in comparable store net sales - Europe	51.3%	21.8%	13.7%
Increase in comparable store net sales - Japan*	14.7%	35.1%	n/a

Wholesale net sales - North America	$913,145	$544,686	$386,566
Wholesale net sales - Europe	$118,970	$65,474	$27,039

*	Where n/a is used, stores in that region were not open for the requisite comparable period.

General Definitions for Operating Results

Net sales consist of sales from comparable retail stores and non-comparable retail stores, net of returns and markdowns, as well as those made to our wholesale customers, net of returns, discounts, markdowns and allowances.

Comparable store sales include sales from a store that has been opened for one full year after the end of the first month of its operations. All comparable store sales are presented on a 52-week basis.

Licensing revenue consists of fees charged on sales of licensed products to our licensees as well as contractual royalty rates for the use of our trademarks in certain geographic territories.

Cost of goods sold includes the cost of inventory sold, freight-in on merchandise and foreign currency exchange gains/losses related to forward contracts for purchase commitments.

Gross profit is total revenue (net sales plus licensing revenue) minus cost of goods sold.

Selling, general and administrative expenses consist of warehousing and distribution costs, rent for our distribution centers, store payroll, store occupancy costs (such as rent, common area maintenance, real estate taxes and utilities), information technology and systems costs, corporate payroll and related benefits, advertising and promotion expense and other general expenses.

Depreciation and amortization includes depreciation and amortization of fixed and definite-lived intangible assets.

Impairment charges consist of charges to write-down both fixed and intangible assets to fair value.

Income from operations consists of gross profit minus total operating expenses.

Interest expense, net represents interest and fees on our revolving credit facilities (see “Liquidity and Capital Resources” for further detail on our credit facilities) and amortization of deferred financing costs, offset by interest earned on highly liquid investments (investments purchased with an original maturity of three months or less, classified as cash equivalents), the amounts of which are not material for all periods presented.

Foreign currency gain represents unrealized income or loss from the re-measurement of monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries.

Results of Operations

Comparison of Fiscal 2013 with Fiscal 2012

The following table details the results of our operations for Fiscal 2013 and Fiscal 2012 and expresses the relationship of certain line items to total revenue as a percentage (dollars in thousands):

	Fiscal Years Ended				% of Total	% of Total
	March 30, 2013	March 31, 2012	$ Change	% Change	Revenue for Fiscal 2013	Revenue for Fiscal 2012

Statements of Operations Data:
Net sales	$2,094,757	$1,237,100	$857,657	69.3%
Licensing revenue	86,975	65,154	21,821	33.5%

Total revenue	2,181,732	1,302,254	879,478	67.5%
Cost of goods sold	875,166	549,158	326,008	59.4%	40.1%	42.2%

Gross profit	1,306,566	753,096	553,470	73.5%	59.9%	57.8%
Selling, general and administrative expenses	621,536	464,568	156,968	33.8%	28.5%	35.7%
Depreciation and amortization	54,291	37,554	16,737	44.6%	2.5%	2.9%
Impairment of long-lived assets	725	3,292	(2,567)	–78.0%	0.0%	0.3%

Total operating expenses	676,552	505,414	171,138	33.9%	31.0%	38.8%

Income from operations	630,014	247,682	382,332	154.4%	28.9%	19.0%
Interest expense, net	1,524	1,495	29	1.9%	0.1%	0.1%
Foreign currency loss (gain)	1,363	(2,629)	3,992	–151.8%	0.1%	–0.2%

Income before provision for income taxes	627,127	248,816	378,311	152.0%	28.7%	19.1%
Provision for income taxes	229,525	101,452	128,073	126.2%	10.5%	7.8%

Net income	$397,602	$147,364	$250,238	169.8%

Total Revenue

Total revenue increased $879.5 million, or 67.5%, to $2,181.7 million for the fiscal year ended March 30, 2013, compared to $1,302.3 million for the fiscal year ended March 31, 2012. The increase was the result of an increase in our comparable and non-comparable retail store sales and wholesale sales, as well as increases in our licensing revenue.

The following table details revenues for our three business segments (dollars in thousands):

	Fiscal Years Ended				% of total Revenue	% of total Revenue
	March 30, 2013	March 31, 2012	$ Change	% Change	for Fiscal 2013	for Fiscal 2012
Revenue:
Net sales: Retail	$1,062,642	$626,940	$435,702	69.5%	48.7%	48.1%
Wholesale	1,032,115	610,160	421,955	69.2%	47.3%	46.9%
Licensing	86,975	65,154	21,821	33.5%	4.0%	5.0%

Total revenue	$2,181,732	$1,302,254	$879,478	67.5%

Retail

Net sales from our retail stores increased $435.7 million, or 69.5%, to $1,062.6 million for Fiscal 2013, compared to $626.9 million for Fiscal 2012. We operated 304 retail stores, including concessions, as of March 30, 2013, compared to 237 retail stores, including concessions, as of March 31, 2012. During Fiscal 2013, our comparable store sales growth increased $246.6 million, or 40.1%, from Fiscal 2012. The growth in our comparable store sales was primarily due to an increase in sales of our accessories line and watches during Fiscal 2013. In addition, our non-comparable store sales were $189.1 million during Fiscal 2013, which was primarily the result of opening 67 new stores since March 31, 2012.

Wholesale

Net sales to our wholesale customers increased $422.0 million, or 69.2%, to $1,032.1 million for Fiscal 2013, compared to $610.2 million for Fiscal 2012. The increase in our wholesale net sales occurred primarily as a result of increased sales of our accessories line during Fiscal 2013, as we continue to enhance our presence in department and specialty stores by converting more doors to shop-in-shops, and in continuing our expansion of our European operations. Net wholesale sales from our European operations increased approximately 81.7% during Fiscal 2013 compared to Fiscal 2012, due largely to an increase in full-price doors to 1,034 from 650 in the same period last year.

Licensing

Royalties earned on our licensing agreements increased $21.8 million, or 33.5%, to $87.0 million for Fiscal 2013, compared to $65.2 million for Fiscal 2012. The increase in royalties was primarily due to royalties earned on licensing agreements related to sales of watches.

Gross Profit

Gross profit increased $553.5 million, or 73.5%, to $1,306.6 million during Fiscal 2013, compared to $753.1 million for Fiscal 2012. Gross profit as a percentage of total revenue increased to 59.9% during Fiscal 2013, compared to 57.8% during Fiscal 2012. This increase in gross profit margin in the aggregate was primarily due to a decrease in sales allowances and markdowns, as well as experiencing a more favorable product mix, during Fiscal 2013 as compared to Fiscal 2012. This contributed to an increase in gross profit margin in our retail and wholesale segments individually by approximately 220 basis points and 300 basis points, respectively. The increase in gross profit margin in our retail segment was due primarily to sales of higher margin product as well as a decrease in markdowns given during Fiscal 2013 as compared to Fiscal 2012. The increase in gross profit margin in our wholesale segment resulted largely from a decrease in discounts and allowances given during Fiscal 2013 as compared to Fiscal 2012.

Total Operating Expenses

Total operating expenses increased $171.1 million, or 33.9%, to $676.6 million during Fiscal 2013, compared to $505.4 million for Fiscal 2012. Total operating expenses decreased to 31.0% as a percentage of total revenue for Fiscal 2013, compared to 38.8% for Fiscal 2012. The components that comprise total operating expenses are explained below:

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $157.0 million, or 33.8%, to $621.5 million during Fiscal 2013, compared to $464.6 million for Fiscal 2012. The dollar increase was primarily due to increases in our retail occupancy and salary costs of $101.8 million, increases in promotional costs (which consist of advertising, marketing and various promotional costs) of $20.0 million and increases in corporate employee-related costs of $25.5 million. The increase in our retail occupancy and payroll costs was primarily due to the opening of an additional 67 retail stores during Fiscal 2013. Advertising costs increased primarily due to our expansion into new markets during Fiscal 2013, including domestic and international. The increase in our corporate employee-related costs was due primarily to an increase in our corporate staff to accommodate our North American and international growth. Selling, general and administrative expenses as a percentage of total revenue decreased to 28.5% during Fiscal 2013, compared to 35.7% for Fiscal 2012. The decrease as a percentage of total revenue was primarily due to achieving economies of scale during Fiscal 2013, as compared to Fiscal 2012, as our revenue increased at a greater rate relative to our fixed costs.

Depreciation and Amortization

Depreciation and amortization increased $16.7 million, or 44.6%, to $54.3 million during Fiscal 2013, compared to $37.6 million for Fiscal 2012. Dollar increases in depreciation and amortization were primarily due to the build-out of 67 new retail locations during this fiscal year, new shop-in-shop locations, and investments made in our information systems infrastructure to accommodate our growth. Depreciation and amortization decreased to 2.5% as a percentage of total revenue during Fiscal 2013, compared to 2.9% for Fiscal 2012.

Impairment on Long-Lived Assets

We recognized an impairment charge of approximately $0.7 million on fixed assets related to one of our retail locations during Fiscal 2013. We recognized an impairment charge of approximately $3.3 million on fixed assets related to two of our retail locations during Fiscal 2012.

Income from Operations

As a result of the foregoing, income from operations increased $382.3 million, or 154.4%, to $630.0 million during Fiscal 2013, compared to $247.7 million for Fiscal 2012. Income from operations as a percentage of total revenue increased to 28.9% during Fiscal 2013, compared to 19.0% for Fiscal 2012.

The following table details income from operations for our three business segments (dollars in thousands):

	Fiscal Years				% of Net Sales/	% of Net Sales/
	March 30, 2013	March 31, 2012	$ Change	% Change	Revenue for Fiscal 2013	Revenue for Fiscal 2012
Income from Operations:
Retail	$315,654	$121,851	$193,803	159.0%	29.7%	19.4%
Wholesale	269,323	85,000	184,323	216.9%	26.1%	13.9%
Licensing	45,037	40,831	4,206	10.3%	51.8%	62.7%

Income from operations	$630,014	$247,682	$382,332	154.4%	28.9%	19.0%

Retail

Income from operations for our retail segment increased $193.8 million, or 159.0%, to $315.7 million during Fiscal 2013, compared to $121.9 million for Fiscal 2012. Income from operations as a percentage of net retail sales for the retail segment increased approximately 10.3% as a percentage of net retail sales to 29.7% during Fiscal 2013. The increase as a percentage of net sales was due to an approximately 7.0% decrease in operating expenses as a percentage of net retail sales, as well as to the increase in gross profit margin as a percentage of net retail sales, discussed above. The decrease in operating expenses as a percentage of net retail sales resulted from the increase in our net retail sales during Fiscal 2013, which grew at a greater rate relative to expenses and more than offset the additional expenses incurred during the period such as those discussed above in selling, general and administrative expenses.

Wholesale

Income from operations for our wholesale segment increased $184.3 million, or 216.9%, to $269.3 million during Fiscal 2013, compared to $85.0 million for Fiscal 2012. Income from operations as a percentage of net wholesale sales for the wholesale segment increased approximately 12.2% as a percentage of net wholesale sales to 26.1%. This increase was primarily due to an approximately 9.0% decrease in operating expenses as a percentage of wholesale sales, as well as to result of the aforementioned increase in gross profit margin as a percentage of net wholesale sales during Fiscal 2013 compared to Fiscal 2012. The decrease in operating expenses as a percentage of net wholesale sales resulted from the increase in our net wholesale sales during Fiscal 2013, which grew at a greater rate relative to expenses and more than offset the additional expenses incurred during the period such as those discussed above in selling, general and administrative expenses.

Licensing

Income from operations for our licensing segment increased $4.2 million, or 10.3%, to $45.0 million during Fiscal 2013, compared to $40.8 million for Fiscal 2012. Income from operations as a percentage of licensing revenue for the licensing segment decreased approximately 10.9% as a percentage of revenue to 51.8%. This decrease is primarily the result of an increase in advertising expense during Fiscal 2013 as compared to Fiscal 2012, as we launched several new advertising initiatives, including social media and other web-based mediums for increasing brand awareness, during the year. The increase in advertising expenses was offset in part by the aforementioned increase in sales licensing revenue.

Interest Expense, net

Interest expense was approximately $1.5 million for both Fiscal 2013 and Fiscal 2012, as average daily balance were not significantly differently year over year.

Foreign Currency Loss (Gain)

We recognized a foreign currency loss of $1.4 million during Fiscal 2013, as compared to a foreign currency gain of $2.6 million during Fiscal 2012. The foreign currency loss during Fiscal 2013, relative to the foreign currency gain during Fiscal 2012, was primarily due to the strengthening of the U.S. dollar relative to the Japanese Yen, which impacted the re-measurement of Yen-denominated intercompany loans with certain of our subsidiaries. Conversely, during Fiscal 2012 there were larger U.S. dollar denominated intercompany loan balances with certain of our non-U.S. subsidiaries (whose functional currency was the Euro), which were impacted by the U.S. dollar’s strengthening against the Euro during that period.

Provision for Income Taxes

We recognized $229.5 million of income tax expense during Fiscal 2013, compared with $101.5 million for Fiscal 2012. Our effective tax rate for Fiscal 2013 was 36.6%, compared to 40.8% for Fiscal 2012. The decrease in our effective tax rate resulted primarily due to a decrease in our U.S. blended state income tax rate, as well as a greater portion of our income being recognized in jurisdictions with lower statutory income tax rates during Fiscal 2013 as compared to Fiscal 2012.

Our effective tax rate may fluctuate from time to time due to the effects of changes in U.S. state and local taxes, tax rates in foreign jurisdictions, and certain other nondeductible expenses (such as fees related to a public offering) and income earned in certain non-U.S. entities with significant net operating loss carryforwards. In addition, factors such as the geographic mix of earnings, enacted tax legislation and the results of various global tax strategies, may also impact our effective tax rate in future periods.

Net Income

As a result of the foregoing, our net income increased $250.2 million, or 169.8%, to $397.6 million during Fiscal 2013, compared to $147.4 million for Fiscal 2012.

Comparison of Fiscal 2012 with Fiscal 2011

The following table details the results of our operations for Fiscal 2012 and Fiscal 2011 and expresses the relationship of certain line items to total revenue as a percentage (dollars in thousands):

	Fiscal Years Ended				% of Total	% of Total
	March 31,	April 2,			Revenue for	Revenue for
	2012	2011	$ Change	% Change	Fiscal 2012	Fiscal 2011

Statement of Operations Data:
Net sales	$1,237,100	$757,800	$479,300	63.2%
Licensing revenue	65,154	45,539	19,615	43.1%

Total revenue	1,302,254	803,339	498,915	62.1%
Cost of goods sold	549,158	357,274	191,884	53.7%	42.2%	44.5%

Gross profit	753,096	446,065	307,031	68.8%	57.8%	55.5%
Selling, general and administrative expenses	464,568	279,822	184,746	66.0%	35.7%	34.8%
Depreciation and amortization	37,554	25,543	12,011	47.0%	2.9%	3.2%
Impairment of long-lived assets	3,292	3,834	(542)		0.3%	0.5%

Total operating expenses	505,414	309,199	196,215	63.5%	38.8%	38.5%

Income from operations	247,682	136,866	110,816	81.0%	19.0%	17.0%
Interest expense, net	1,495	1,861	(366)	–19.7%	0.1%	0.2%
Foreign currency (gain) loss	(2,629)	1,786	(4,415)	–247.2%	–0.2%	0.2%

Income before provision for income taxes	248,816	133,219	115,597	86.8%	19.1%	16.6%
Provision for income taxes	101,452	60,713	40,739	67.1%	7.8%	7.6%

Net income	$147,364	$72,506	$74,858	103.2%

Total Revenue

Total revenue increased $498.9 million, or 62.1%, to $1,302.3 million for the fiscal year ended March 31, 2012, compared to $803.3 million for the fiscal year ended April 2, 2011. The increase was the result of an increase in our comparable and non-comparable retail store sales and wholesale sales, as well as increases in our licensing revenue.

The following table details revenues for our three business segments (dollars in thousands):

	Fiscal Years Ended				% of total	% of total
	March 31,	April 2,			Revenue for	Revenue for
	2012	2011	$ Change	% Change	Fiscal 2012	Fiscal 2011
Revenue:
Net sales: Retail	$626,940	$344,195	$282,745	82.1%	48.1%	42.8%
Wholesale	610,160	413,605	196,555	47.5%	46.9%	51.5%
Licensing	65,154	45,539	19,615	43.1%	5.0%	5.7%

Total revenue	$1,302,254	$803,339	$498,915	62.1%

Retail

Net sales from our retail stores increased $282.7 million, or 82.1%, to $626.9 million for Fiscal 2012, compared to $344.2 million for Fiscal 2011. We operated 237 retail stores, including concessions, as of March 31, 2012, compared to 166 retail stores, including concessions, as of April 2, 2011. During Fiscal 2012, our comparable store sales growth increased $132.7 million, or 39.2%, from Fiscal 2011. The growth in our comparable store sales was primarily due to an increase in sales of our accessories line and watches during Fiscal 2012. In addition, our non-comparable store sales were $150.1 million during Fiscal 2012, which was primarily the result of opening 71 new stores since April 2, 2011.

Wholesale

Net sales to our wholesale customers increased $196.6 million, or 47.5%, to $610.2 million for Fiscal 2012, compared to $413.6 million for Fiscal 2011. The increase in our wholesale net sales occurred primarily as a result of increased sales of our accessories line during Fiscal 2012, as well as our continued efforts to work with our wholesale partners to enhance our presence in their department and specialty stores by converting more doors to shop-in-shops, and working with existing retailers in optimizing our presence in their stores.

Licensing

Royalties earned on our licensing agreements increased $19.6 million, or 43.1%, to $65.2 million for Fiscal 2012, compared to $45.5 million for Fiscal 2011. The increase in royalties was primarily due to royalties earned on licensing agreements related to sales of watches.

Gross Profit

Gross profit increased $307.0 million, or 68.8%, to $753.1 million during Fiscal 2012, compared to $446.1 million for Fiscal 2011. Gross profit as a percentage of total revenue increased to 57.8% during Fiscal 2012, compared to 55.5% during Fiscal 2011. This increase in gross profit margin in the aggregate was primarily due to the growth in our retail net sales relative to our overall total revenue growth during the period, as our retail net sales generate higher gross profit margins relative to those of wholesale. In addition, gross profit margin increased in our retail and wholesale segments individually by approximately 89 basis points and 184 basis points, respectively. The increase in gross profit margin in our retail segment was due primarily to a decrease in markdowns during Fiscal 2012 compared to Fiscal 2011. The increase in gross profit margin in our wholesale segment resulted largely from an increase in gross profit margin contribution from our European wholesale sales which benefited from both the revaluation of foreign currency exchange contracts during Fiscal 2012, and from sales of higher margin product during Fiscal 2012 as compared to Fiscal 2011.

Total Operating Expenses

Total operating expenses increased $196.2 million, or 63.5%, to $505.4 million during Fiscal 2012, compared to $309.2 million for Fiscal 2011. Total operating expenses increased to 38.8% as a percentage of total revenue for Fiscal 2012, compared to 38.5% for Fiscal 2011. The components that comprise total operating expenses are explained below:

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $184.7 million, or 66.0%, to $464.6 million during Fiscal 2012, compared to $279.8 million for Fiscal 2011. The dollar increase was primarily due to increases in our retail occupancy and salary costs of $91.6 million, increases in professional fees of approximately $8.7 million, which include fees related to our private and public offerings, increases in advertising and promotional costs of $9.2 million and increases in corporate employee-related costs of $60.6 million. The increase in our retail occupancy and payroll costs was primarily due to the opening of an additional 71 retail stores during Fiscal 2012. Advertising costs increased primarily due to our expansion into new markets during Fiscal 2012, including domestic and international. The increase in our corporate employee-related costs was due primarily to the equity based compensation charge of approximately $27.0 million, as well as a $10.7 million charge related to the redemption of employee share options during our private placement in the second fiscal quarter of Fiscal 2012. The equity based compensation charge represented approximately $10.6 million of expenses which would have been recognized in prior fiscal years had an IPO occurred prior to Fiscal 2012. Selling, general and administrative expenses as a percentage of total revenue increased to 35.7% during Fiscal 2012, compared to 34.8% for Fiscal 2011. The increase as a percentage of total revenue was primarily due to equity compensation expense recognized during Fiscal 2012.

Depreciation and Amortization

Depreciation and amortization increased $12.0 million, or 47.0%, to $37.6 million during Fiscal 2012, compared to $25.5 million for Fiscal 2011. Dollar increases in depreciation and amortization were primarily due to the build-out of 71 new retail locations during this fiscal year as compared to 60 locations for the prior fiscal year, new shop-in-shop locations, and investments made in our information systems infrastructure to accommodate our growth. Depreciation and amortization decreased to 2.9% as a percentage of total revenue during Fiscal 2012, compared to 3.2% for Fiscal 2011.

Impairment on Long-Lived Assets

We recognized an impairment charge of approximately $3.3 million on fixed assets related to two of our retail locations during Fiscal 2012. For Fiscal 2011 impairment charges of $3.8 million were comprised of an impairment charge on fixed assets of $2.1 million related to two of our retail locations, and an impairment charge on definite-lived intangible assets for lease rights of $1.8 million related to one of those locations.

Income from Operations

As a result of the foregoing, income from operations increased $110.8 million, or 81.0%, to $247.7 million during Fiscal 2012, compared to $136.9 million for Fiscal 2011. Income from operations as a percentage of total revenue increased to 19.0% during Fiscal 2012, compared to 17.0% for Fiscal 2011.

The following table details income from operations for our three business segments (dollars in thousands):

					% of Net	% of Net
	Fiscal Years Ended				Sales/	Sales/
	March 31,	April 2,			Revenue for	Revenue for
	2012	2011	$ Change	% Change	Fiscal 2012	Fiscal 2011
Income from Operations:
Retail	$121,851	$61,194	$60,657	99.1%	19.4%	17.8%
Wholesale	85,000	48,241	36,759	76.2%	13.9%	11.7%
Licensing	40,831	27,431	13,400	48.8%	62.7%	60.2%

Income from operations	$247,682	$136,866	$110,816	81.0%	19.0%	17.0%

Retail

Income from operations for our retail segment increased $60.7 million, or 99.1%, to $121.9 million during Fiscal 2012, compared to $61.2 million for Fiscal 2011. Income from operations as a percentage of net retail sales for the retail segment increased approximately 1.6% as a percentage of net retail sales to 19.4% during Fiscal 2012. The increase as a percentage of net sales was due to the increase in gross profit margin as a percentage of net retail sales, discussed above, in addition to an approximately 0.6% decrease in operating expenses as a percentage of net retail sales. The decrease in operating expenses as a percentage of net retail sales resulted from the increase in our net retail sales during Fiscal 2012, which grew at a greater rate relative to expenses and more than offset the additional expenses incurred during the period such as those discussed above in selling, general and administrative expenses, as well as the charges related to the impairment of long-lived assets.

Wholesale

Income from operations for our wholesale segment increased $36.8 million, or 76.2%, to $85.0 million during Fiscal 2012, compared to $48.2 million for Fiscal 2011. Income from operations as a percentage of net wholesale sales for the wholesale segment increased approximately 2.2% as a percentage of net wholesale sales to 13.9%. This increase was primarily the result of the aforementioned increase in gross profit margin as a percentage of net wholesale sales during Fiscal 2012 compared to Fiscal 2011.

Licensing

Income from operations for our licensing segment increased $13.4 million, or 48.8%, to $40.8 million during Fiscal 2012, compared to $27.4 million for Fiscal 2011. Income from operations as a percentage of licensing revenue for the licensing segment increased approximately 2.5% as a percentage of revenue to 62.7%. This increase is primarily the result of the aforementioned increase in sales of licensed products, while our operating expenses remained relatively fixed during Fiscal 2012, as compared to Fiscal 2011.

Interest Expense, net

Interest expense decreased $0.4 million, or 19.7%, to $1.5 million during Fiscal 2012, compared to $1.9 million for Fiscal 2011. The decrease in interest expense was primarily due to the decrease in the average balance on our revolving credit facility during Fiscal 2012 as compared to Fiscal 2011, as well as a decrease in interest rates experienced during the period.

Foreign Currency (Gain) Loss

We recognized a foreign currency gain of $2.6 million during Fiscal 2012, as compared to a foreign currency loss of $1.8 million during Fiscal 2011. The gain during Fiscal 2012 was primarily due to the strengthening of the U.S. dollar relative to the Euro, which impacted the re-measurement of intercompany loans with certain of our European subsidiaries, which are denominated in U.S. dollars. We expect the impact resulting from the re-measurement of these loans to diminish in future periods as certain of these intercompany loans were assumed by subsidiaries whose functional currency is the U.S. dollar, and as such are no longer subject to currency re-measurement.

Provision for Income Taxes

We recognized $101.5 million of income tax expense during Fiscal 2012, compared with $60.7 million for Fiscal 2011. Our effective tax rate for Fiscal 2012 was 40.8%, compared to 45.6% for Fiscal 2011. The decrease in our effective tax rate resulted primarily from the following: decrease in statutory income tax rates applicable to certain of our non-U.S. subsidiaries; and a decrease in our U.S. blended state income tax rate, as well as a greater portion of our income being recognized in jurisdictions with lower statutory income tax rates during Fiscal 2012 as compared to Fiscal 2011. This decrease was offset in part by the impairment charges recognized during Fiscal 2012, which yielded no income tax benefits.

Our effective tax rate may fluctuate from time to time due to the effects of changes in U.S. state and local taxes, tax rates in foreign jurisdictions, and certain other nondeductible expenses (such as fees related to a public offering) and income earned in certain non-U.S. entities with significant net operating loss carryforwards. In addition, factors such as the geographic mix of earnings, enacted tax legislation and the results of various global tax strategies, may also impact our effective tax rate in future periods.

Net Income

As a result of the foregoing, our net income increased $74.9 million, or 103.2%, to $147.4 million during Fiscal 2012, compared to $72.5 million for Fiscal 2011.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, along with borrowings available under our 2013 Credit Facility (see below discussion regarding “Senior Unsecured Revolving Credit Facility”) and available cash and cash equivalents. Our primary use of this liquidity is to fund our ongoing cash requirements, including working capital requirements, global retail store expansion and renovation, construction and renovation of shop-in-shops, investment in information systems infrastructure and expansion of our distribution and corporate facilities. We believe that the cash generated from our operations, together with borrowings available under our revolving credit facility and available cash and cash equivalents, will be sufficient to meet our working capital needs for the next 12 months, including investments made and expenses incurred in connection with our store growth plans, shop-in shop growth, continued systems development, as well as web based sales and marketing initiatives. We spent approximately $121.3 million on capital expenditures during Fiscal 2013 and expect to spend approximately $230.0 million on capital expenditures during Fiscal 2014. The majority of these expected expenditures relate to new retail store openings planned for the year, with the remainder being used for investments in connection with developing new shop-in-shops, build-out of our corporate offices and enhancing our information systems infrastructure. In addition, we plan to spend approximately $30.0 million during Fiscal 2014, on intangible assets related to our European retail store expansion.

The following table sets forth key indicators of our liquidity and capital resources (in thousands):

	As of
	March 30,	March 31,
	2013	2012
Balance Sheet Data:
Cash and cash equivalents	$472,511	$106,354
Working capital	$824,941	$299,057
Total assets	$1,289,565	$674,425
Revolving line of credit	$—	$22,674

	Fiscal Years Ended
	March 30,	March 31,	April 2,
	2013	2012	2011
Cash Flows Provided By (Used In):
Operating activities	$356,336	$115,290	$110,308
Investing activities	(139,099)	(88,187)	(57,830)
Financing activities	150,561	58,639	(37,726)
Effect of exchange rate changes	(1,641)	(453)	649

Net increase in cash and cash equivalents	$366,157	$85,289	$15,401

Cash Provided by Operating Activities

Cash provided by operating activities increased $241.0 million to $356.3 million during Fiscal 2013, as compared to $115.3 million for Fiscal 2012. The increase in cash flows from operating activities is primarily due to an increase in our net income, offset, in part, by a decrease in changes to our accounts receivable and an increase in cash outflows on our inventory during Fiscal 2013 as compared to Fiscal 2012. The decrease in the change to our accounts receivable was attributable to our increasing sales during Fiscal 2013, which resulted in higher accounts receivable balances relative to the prior fiscal year. The increase in cash outflows on our inventory occurred primarily to accommodate the increase to our net sales during Fiscal 2013. In addition, as we continue to open more retail stores we expect our expenditures on inventory to increase at a greater rate than the increase in our sales as inventory related to retail sales typically experiences slower inventory turnover than that of wholesale.

Cash provided by operating activities increased $5.0 million to $115.3 million during Fiscal 2012, as compared to $110.3 million for Fiscal 2011. The increase in cash flows from operating activities is primarily due to an increase in our net income, offset, in part, by a decrease in changes to our accounts receivable and an increase in cash outflows on our inventory during Fiscal 2012 as compared to Fiscal 2011. The decrease in the change to our accounts receivable was largely the result of cash received during Fiscal 2011, which was related to sales billed late in our 2010 fiscal year. The increase in cash outflows on our inventory occurred primarily to accommodate the increase to our net sales during Fiscal 2012. In addition, as we continue to open more retail stores we expect our expenditures on inventory to increase at a greater rate than the increase in our sales as inventory related to retail sales typically experiences slower inventory turnover than that of wholesale.

Cash Used in Investing Activities

Net cash used in investing activities was $139.1 million during Fiscal 2013, compared to net cash used in investing activities of $88.2 million during Fiscal 2012. The increase in cash used in investing activities was primarily the result of the build-out of our new retail stores, which were constructed during the Fiscal 2013, shop-in-shops we installed during Fiscal 2013, as well as certain technology initiatives undertaken during the year, which related to distribution system enhancements and various other improvements to our infrastructure. In addition, we purchased approximately $8.5 million of intangible assets related to certain of our stores opened during Fiscal 2013, as well as made an investment in, as well as a loan to, a joint venture, for approximately $3.2 million and $6.0 million, respectively, during Fiscal 2013.

Net cash used in investing activities increased $30.4 million to $88.2 million during Fiscal 2012, as compared to $57.8 million during Fiscal 2011. The increase in cash used in investing activities is primarily the result of the build-out of our new retail stores, which were constructed during Fiscal 2012, as well as shop-in-shops we installed during Fiscal 2012, as we grow our business. In addition, we spent approximately $3.7 million in capital expenditures related to our new distribution facility in California which we began operations in during fiscal 2012.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $150.6 million during Fiscal 2013, compared to net cash provided by financing activities of $58.6 million during Fiscal 2012. After excluding the non-cash effects of tax benefits from the exercise of share options, cash provided by operating activities decreased by $20.3 million. This decrease was primarily due to the net repayments on our revolving credit facility of $22.7 million during Fiscal 2013, as compared to net borrowings of $9.9 during Fiscal 2012. This decrease was offset, in part, by an increase in cash received from the exercise of employee share options during Fiscal 2013 as compared to Fiscal 2012.

Net cash provided by financing activities was $58.6 million during Fiscal 2012, compared to net cash used in financing activities of $37.7 million during Fiscal 2011. The $96.4 million increase in cash flows from financing activities was primarily due to the net borrowings on our revolving credit facility of $9.9 million during Fiscal 2012, as compared to net repayments of $31.2 million made during Fiscal 2011. In addition, we received net proceeds from the private placement of our convertible preference shares, completed in July 2011, of $9.6 million, as well as $9.7 million from the exercise of employee share options.

Revolving Credit Facilities

Secured Revolving Credit Facility

On September 15, 2011, we completed an amendment to our secured revolving credit facility (the “2011 Credit Facility”), which was originally entered into during Fiscal 2007. Pursuant to such amendment, the Credit Facility provided up to $100.0 million of borrowings, and was originally set to expire on September 15, 2015. The agreement also provided for loans and letters of credit to our European subsidiaries of up to $35.0 million. All other terms and conditions under the 2011 Credit Facility remained consistent with the original agreement. The 2011 Credit Facility provided for aggregate credit available equal to the lesser of (i) $100.0 million, or (ii) the sum of specified percentages of eligible receivables and eligible inventory, as defined, plus $30.0 million. The terms of the 2011 Credit Facility required all amounts outstanding under the agreement to be collateralized by substantially all of our assets throughout the duration of the agreement. The 2011 Credit Facility contained financial covenants which limited our capital expenditures to $110.0 million for any one fiscal year plus additional amounts as permitted, and a minimum fixed charge coverage ratio of 2.0 to 1.0 (with the ratio being EBITDA plus consolidated rent expense to the sum of fixed charges plus consolidated rent expense), restricted and limited additional indebtedness, and restricted the incurrence of additional liens and cash dividends. During Fiscal 2013, and prior to its termination, we were in compliance with all of our covenants under the agreement.

Borrowings under the 2011 Credit Facility accrued interest at the rate per annum announced from time to time by the agent of 1.25% above the prevailing applicable prime rate, or at a per annum rate equal to 2.25% above the prevailing LIBOR rate. The weighted average interest rate for the revolving credit facility was 2.72% during Fiscal 2013. The Credit Facility required an annual facility fee of $0.1 million, and an annual commitment fee of 0.35% on the unused portion of the available credit under the Credit Facility, which was payable quarterly.

Prior to March 30, 2013, the 2011 Credit Facility was terminated (see below) and there were no amounts outstanding or available related to this agreement. The largest amount borrowed from the 2011 Credit Facility during Fiscal 2013 was $31.7 million.

Senior Unsecured Revolving Credit Facility

On February 8, 2013, we terminated the provisions of our existing 2011 Credit Facility and entered into a senior unsecured credit facility (“2013 Credit Facility”). Pursuant to the agreement the 2013 Credit Facility provides up to $200.0 million of borrowings, and expires on February 15, 2018. The agreement also provides for loans and letters of credit to our European subsidiaries of up to $100.0 million. The 2013 Credit Facility contains financial covenants such as requiring an adjusted leverage ratio of 3.5 to 1.0 (with the ratio being total consolidated indebtedness plus 8.0 times consolidated rent expense to EBITDA plus consolidated rent expense) and a fixed charge coverage ratio of 2.0 to 1.0 (with the ratio being EBITDA plus consolidated rent expense to the sum of fixed charges plus consolidated rent expense), restricts and limits additional indebtedness, and restricts the incurrence of additional liens and cash dividends. During Fiscal 2013, we were in compliance with all of our covenants covered under this agreement.

Borrowings under the 2013 Credit Facility accrue interest at the rate per annum announced from time to time by the agent a rate based on the rates applicable for deposits in the London interbank market for U.S. Dollars or the applicable currency in which the loans are made (the “Adjusted LIBOR”) plus an applicable margin. The applicable margin may range from 1.25% to 2.5%, and is based, or dependent upon, a particular threshold related to the adjusted leverage ratio calculated during the period of borrowing. The 2013 Credit Facility requires an annual facility fee of $0.1 million, and an annual commitment fee of 0.25% to 0.35% on the unused portion of the available credit under the facility.

As of March 30, 2013, there were no amounts outstanding under the 2013 Credit Facility, and the amount available for future borrowings was $188.7 million. There were no amounts borrowed under this agreement during Fiscal 2013. At March 30, 2013, there were documentary letters of credit outstanding of approximately $2.0 million, and stand-by letters of credit of $9.3 million.

Contractual Obligations and Commercial Commitments

As of March 30, 2013, our lease commitments and contractual obligations were as follows (in thousands):

				Fiscal
	Fiscal	Fiscal	Fiscal	2019 and
Fiscal year ending	2014	2015-2016	2017-2018	Thereafter	Total
Operating leases	$86,297	$166,839	$157,198	$282,706	$693,040

Operating lease obligations represent our equipment leases and the minimum lease rental payments under non-cancelable operating leases for our real estate locations globally. In addition to the above amounts, we are typically required to pay real estate taxes, contingent rent based on sales volume and other occupancy costs relating to our leased properties for our retail stores.

Excluded from the above commitments is $7.1 million of long-term liabilities related to uncertain tax positions, due to the uncertainty of the time and nature of resolution.

The above table also excludes amounts included in current liabilities in our consolidated balance sheet as of March 30, 2013, as these items will be paid within one year, and non-current liabilities that have no cash outflows associated with them (e.g., deferred taxes).

We do not have any long-term purchase obligations that represent firm commitments at March 30, 2013.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Effects of Inflation

We do not believe that our sales or operating results have been materially impacted by inflation during the periods presented in our financial statements. However, we have experienced increased cost pressure from our suppliers which could have an adverse impact on our gross profit results in the future.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks during the normal course of our business, such as risk arising from fluctuations in foreign currency exchange rates, as well as fluctuations in interest rates. In attempts to manage these risks, we employ certain strategies to mitigate the effect of these fluctuations. Currently we enter into foreign currency forward contracts to manage our foreign currency exposure to the fluctuations of certain foreign currencies. The use of these instruments helps to manage our exposure to our foreign purchase commitments and better control our product costs. Other than these purchase commitments, we do not use these foreign exchange contracts for any other purposes. In addition, we do not use derivatives for speculative purposes.

Foreign Currency Exchange Risk

We are exposed to risks on certain purchase commitments to foreign suppliers based on the value of the functional currency relative to the local currency of the supplier on the date of the commitment. As such, we enter into forward currency contracts that generally mature in 18 months or less and are consistent with the related purchase commitments. These contracts are recorded at fair value in our consolidated balance sheets as either an asset or liability, and are derivative contracts to hedge cash flow risks. Certain of these contracts, currently a relatively small portion, are designated as hedges for accounting purposes. Accordingly, the changes in the fair value of the majority of these contracts at the balance sheet date and upon maturity (settlement) are recorded in our cost of sales or operating expenses, in our consolidated statement of operations, as applicable to the transactions for which the forward exchange contracts were established. Regarding those contracts which are designated as hedges for accounting purposes, any portion of those contracts deemed ineffective would be charged to earnings, in the same manner as those contracts charged to earnings above, in the period the ineffectiveness was determined.

We perform a sensitivity analysis, on those contracts not designated as hedges for accounting purposes, to determine the effects of fluctuations in foreign currency exchange rates. For this sensitivity analysis, we assume a hypothetical change in U.S. dollar against foreign exchange rates. Based on all foreign currency exchange contracts outstanding as of March 30, 2013, a 10% devaluation of the U.S. dollar compared to the level of foreign currency exchange rates for currencies under contract as of March 30, 2013 would result in a decrease of approximately $1.9 million of net unrealized foreign currency loss. Conversely, a 10% appreciation of the U.S. dollar would result in an increase approximately of $1.9 million of net unrealized gains.

Interest Rate Risk

We are exposed to interest rate risk in relation to our Credit Facility. Our Credit Facility carries interest rates that are tied to LIBOR and the prime rate, and therefore our statements of operations and cash flows are exposed to changes in interest rates. At March 30, 2013, there was no outstanding balance on our Credit Facility. The balance of our Credit Facility at March 30, 2013 is not indicative of future balances that may be subject to fluctuations in interest rates. Any increases in either the prime rate or LIBOR would cause an increase to the interest expense on our Credit Facility relative to any outstanding balance at that date.

Item 8.	Financial Statements and Supplementary Data

The response to this item is provided in this Annual Report on Form 10-K under Item 15 Exhibits and Financial Statement Schedule and is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d—15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 30, 2013. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of March 30, 2013 are effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined under the Exchange Act Rule 13a-15 (f)) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). Such internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets; (ii) provide reasonable assurance (A) that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors; and (B) regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of March 30, 2013. In making this assessment, it used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that, as of March 30, 2013, our internal control over financial reporting is effective based on those criteria.

The Company’s internal control over financial reporting as of March 30, 2013, as well as the consolidated financial statements, have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein. The audit report appears on page 44 of this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 10.	Directors, Executive Officers and Corporate Governance

Information with respect to this Item is included in the Company’s Proxy Statement to be filed in June 2013, which is incorporated herein by reference.

Item 11.	Executive Compensation

Information with respect to this Item is included in the Company’s Proxy Statement to be filed in June 2013, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this Item is included in the Company’s Proxy Statement to be filed in June 2013, which is incorporated herein by reference.

Item 13.	Certain Relationships, Related Transactions and Director Independence

Information with respect to this Item is included in the Company’s Proxy Statement to be filed in June 2013, which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information with respect to this Item is included in the Company’s Proxy Statement to be filed in June 2013, which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this annual report on Form 10-K:

1.	The following consolidated financial statements listed below are filed as a separate section of this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm— PricewaterhouseCoopers LLP .

Consolidated Balance Sheets as of March 30, 2013 and March 31, 2012.

Consolidated Statements of Operations and Comprehensive Income for the Fiscal years ended March 30, 2013, March 31, 2012, and April 1, 2011.

Consolidated Statements of Shareholders’ Equity for the Fiscal years ended March 30, 2013, March 31, 2012, and April 1, 2011.

Consolidated Statements of Cash Flows for the Fiscal years ended March 30, 2013, March 31, 2012, and April 1, 2011.

Notes to Consolidated Financial Statements for the Fiscal years ended March 30, 2013, March 31, 2012, and April 1, 2011.

2.	Exhibits:

EXHIBIT INDEX

Exhibit No.	Document Description

2.1	Restructuring Agreement, dated as of July 7, 2011, by and among Michael Kors Holdings Limited, John Idol, SHL-Kors Limited, Michael Kors, SHL Fashion Limited, Michael Kors (USA), Inc., Michael Kors Far East Holdings Limited, Sportswear Holdings Limited, Littlestone, Northcroft Trading Inc., Vax Trading, Inc., OB Kors LLC, John Muse, Muse Children’s GS Trust, JRM Interim Investors, LP and Muse Family Enterprises (included as Exhibit 2.1 to the Company’s Registration Statement on Form F-1, as amended (File No. 333-178282), filed on December 2, 2011, and incorporated herein by reference).

3.1

Amended and Restated Memorandum and Articles of Association of Michael Kors Holdings Limited (included as Exhibit 99.3 to the Company’s Current Report on Form 6-K filed on February 14, 2012, and incorporated herein by reference).

4.1	Specimen of Ordinary Share Certificate of Michael Kors Holdings Limited (included as Exhibit 4.1 to the Company’s Registration Statement on Form F-1, as amended (File No. 333-178282), filed on December 2, 2011, and incorporated herein by reference).

4.2	Credit Agreement, dated as of February 8, 2013, among Michael Kors (USA), Inc., the foreign subsidiary borrowers party thereto, the lenders party thereto, the guarantors party thereto, J.P. Morgan Chase Bank, N.A., Bank of America, N.A., HSBC Bank USA, National Association, Wells Fargo Bank, National Association, and J.P. Morgan Securities L.L.C.

4.3	Shareholders Agreement, dated as of July 11, 2011, among Michael Kors Holdings Limited and certain shareholders of Michael Kors Holdings Limited (included as Exhibit 10.2 to the Company’s Registration Statement on Form F-1, as amended (File No. 333-178282), filed on December 2, 2011, and incorporated herein by reference).

4.4	Subscription Agreement, dated as of July 7, 2011, among Michael Kors Holdings Limited and certain shareholders of Michael Kors Holdings Limited (included as Exhibit 10.1 to the Company’s Registration Statement on Form F-1, as amended (File No. 333-178282), filed on December 2, 2011, and incorporated herein by reference).

10.1	Form of Indemnification Agreement between Michael Kors Holdings Limited and its directors and executive officers (included as Exhibit 10.5 to the Company’s Registration Statement on Form F-1, as amended (File No. 333-178282), filed on December 2, 2011, and incorporated herein by reference).

10.2	Licensing Agreement, dated as of April 1, 2011, between Michael Kors, L.L.C. and Michael Kors (HK) Limited (included as Exhibit 10.6 to the Company’s Registration Statement on Form F-1, as amended (File No. 333-178282), filed on December 2, 2011, and incorporated herein by reference). (Certain portions of this exhibit were omitted pursuant to a confidential treatment request. Omitted information was filed separately with the Securities and Exchange Commission.)

10.3	Licensing Agreement, dated as of April 1, 2011, between Michael Kors, L.L.C. and Michael Kors Trading Shanghai Limited (included as Exhibit 10.7 to the Company’s Registration Statement on Form F-1, as amended (File No. 333-178282), filed on December 2, 2011, and incorporated herein by reference). (Certain portions of this exhibit were omitted pursuant to a confidential treatment request. Omitted information was filed separately with the Securities and Exchange Commission).

10.4	Amended and Restated Michael Kors (USA), Inc. Stock Option Plan (included as Exhibit 10.4 to the Company’s Registration Statement on Form F-1, as amended (File No. 333-178282), filed on December 2, 2011, and incorporated herein by reference).

10.5	Amended No. 1 to the Amended and Restated Michael Kors (USA), Inc. Share Option Plan. (included as Exhibit 4.9 to the Company’s Annual Report on Form 20-F filed on June 12, 2012, and incorporated herein by reference).

10.6	Michael Kors Holdings Limited Omnibus Incentive Plan (included as Exhibit 10.8 to the Company’s Registration Statement on Form F-1, as amended (File No. 333-178282), filed on December 2, 2011, and incorporated herein by reference).

10.7	Amended and Restated Employment Agreement, dated as of May 23, 2013, by and among Michael Kors (USA), Inc., Michael Kors Holdings Limited and Michael Kors.

10.8	Amended and Restated Employment Agreement, dated as of May 23, 2013, by and among Michael Kors (USA), Inc., Michael Kors Holdings Limited and John D. Idol.

10.9	Amended and Restated Employment Agreement, dated as of May 23, 2013, by and among Michael Kors (USA), Inc., Michael Kors Holdings Limited and Joseph B. Parsons.

10.10	Amended and Restated Employment Agreement, dated as of May 23, 2013, by and among Michael Kors (USA), Inc., Michael Kors Holdings Limited and Lee S. Sporn.

10.11	Offer Letter, dated as of August 21, 2012, by and between Michael Kors (USA), Inc. and Britton Russell.

10.12	Form of Performance-Based Restricted Share Unit Award Agreement.

21.1	List of subsidiaries of Michael Kors Holdings Limited.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant hereby certifies that it meets all of the requirements for filing on Form 10-k and that it has duly caused and authorized the undersigned to sign this report on its behalf.

Date: May 29, 2013

MICHAEL KORS HOLDINGS LIMITED

By:	/s/ John D. Idol
Name:	John D. Idol
Title:	Chairman & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael Kors	Honorary Chairman, Chief Creative Officer and Director	May 29, 2013
Michael Kors

By:	/s/ John D. Idol	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	May 29, 2013
John D. Idol

By:	/s/ Joseph B. Parsons Joseph B. Parsons	Chief Financial Officer. Chief Operating Officer and Treasurer (Principal Financial and Accounting Officer)	May 29, 2013

By:	/s/ Silas K.F. Chou	Director	May 29, 2013
Silas K.F. Chou

By:	/s/ Lawrence S. Stroll	Director	May 29, 2013
Lawrence S. Stroll

By:	/s/ M. William Benedetto	Director	May 29, 2013
M. William Benedetto

By:	/s/ Stephen F. Reitman	Director	May 29, 2013
Stephen F. Reitman

By:	/s/ Ann McLaughlin Korologos	Director	May 29, 2013
Ann McLaughlin Korologos

By:	/s/ Jean Tomlin	Director	May 29, 2013
Jean Tomlin

By:	/s/ Judy Gibbons	Director	May 29, 2013
Judy Gibbons

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Michael Kors Holdings Limited

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Michael Kors Holdings Limited and its subsidiaries at March 30, 2013 and March 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended March 30, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 30, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in the year ended March 30, 2013). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

New York, New York
May 29, 2013

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 30, 2013	March 31, 2012
Assets
Current assets
Cash and cash equivalents	$472,511	$106,354
Receivables, net	206,454	127,226
Inventories	266,894	187,413
Deferred tax assets	8,480	11,145
Prepaid expenses and other current assets	34,850	31,925

Total current assets	989,189	464,063
Property and equipment, net	242,113	170,755
Intangible assets, net	20,980	14,146
Goodwill	14,005	14,005
Deferred tax assets	4,389	3,952
Other assets	18,889	7,504

Total assets	$1,289,565	$674,425

Liabilities and Shareholders’ Equity
Current liabilities
Revolving line of credit	$—	$22,674
Accounts payable	82,977	67,326
Accrued payroll and payroll related expenses	38,642	33,710
Accrued income taxes	9,074	8,199
Accrued expenses and other current liabilities	33,555	33,097

Total current liabilities	164,248	165,006
Deferred rent	56,986	43,292
Deferred tax liabilities	13,163	6,300
Other long-term liabilities	7,922	3,590

Total liabilities	242,319	218,188
Commitments and contingencies
Shareholders’ equity
Ordinary shares, no par value; 650,000,000 shares authorized, and 201,454,408 shares issued and outstanding at March 30, 2013, and 192,731,390 shares issued and outstanding at March 31, 2012	—	—
Additional paid-in capital	424,454	228,321
Accumulated other comprehensive loss	(3,461)	(735)
Retained earnings	626,253	228,651

Total shareholders’ equity	1,047,246	456,237

Total liabilities and shareholders’ equity	$1,289,565	$674,425

See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per share data)

	Fiscal Years Ended
	March 30, 2013	March 31, 2012	April 2, 2011

Net sales	$2,094,757	$1,237,100	$757,800
Licensing revenue	86,975	65,154	45,539

Total revenue	2,181,732	1,302,254	803,339
Cost of goods sold	875,166	549,158	357,274

Gross profit	1,306,566	753,096	446,065
Selling, general and administrative expenses	621,536	464,568	279,822
Depreciation and amortization	54,291	37,554	25,543
Impairment of long-lived assets	725	3,292	3,834

Total operating expenses	676,552	505,414	309,199

Income from operations	630,014	247,682	136,866
Interest expense, net	1,524	1,495	1,861
Foreign currency loss (gain)	1,363	(2,629)	1,786

Income before provision for income taxes	627,127	248,816	133,219
Provision for income taxes	229,525	101,452	60,713

Net income	397,602	147,364	72,506
Net income applicable to preference shareholders	—	21,227	15,629

Net income available for ordinary shareholders	$397,602	$126,137	$56,877

Weighted average ordinary shares outstanding:
Basic	196,615,054	158,258,126	140,554,377
Diluted	201,540,144	189,299,197	179,177,268

Net income per ordinary share:
Basic	$2.02	$0.80	$0.40
Diluted	$1.97	$0.78	$0.40

Statements of Comprehensive Income:
Net income	$397,602	$147,364	$72,506
Foreign currency translation adjustments	(4,006)	(4,768)	3,803
Net realized and unrealized gains on derivatives	1,280	—	—

Comprehensive income	$394,876	$142,596	$76,309

See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands except share data)

						Accumulated
	Convertible Preference Shares		Ordinary Shares		Additional Paid-in Capital	Other Comprehensive Gain/(loss)	Retained Earnings	Total
	Shares	Amounts	Shares	Amounts
Balance at April 3, 2010	10,163,920	$—	140,554,377	$—	$40,000	$230	$8,781	$49,011
Net income	—	—	—	—	—	—	72,506	72,506
Foreign currency translation adjustment	—	—	—	—	—	3,803	—	3,803

Total comprehensive income	—	—	—	—	—	—	—	76,309

Balance at April 2, 2011	10,163,920	—	140,554,377	—	40,000	4,033	81,287	125,320
Net income	—	—	—	—	—	—	147,364	147,364
Foreign currency translation adjustment	—	—	—	—	—	(4,768)	—	(4,768)

Total comprehensive income	—	—	—	—	—	—	—	142,596
Issuance of shares in exchange for note	475,796	—	6,579,656	—	101,650	—	—	101,650
Elimination of contingent redemption on ordinary shares	—	—	—	—	6,706	—	—	6,706
Issuance of convertible preference shares	217,137	—	—	—	9,550	—	—	9,550
Issuance of restricted shares	—	—	820,074	—	—	—	—	—
Exercise of employee share options	—	—	3,521,258	—	9,672	—	—	9,672
Equity compensation expense	—	—	—	—	27,020	—	—	27,020
Tax benefits on exercise of share options	—	—	—	—	32,281	—	—	32,281
Contributed capital-services provided by former parent	—	—	—	—	1,442	—	—	1,442
Conversion of convertible preference shares	(10,856,853)	—	41,256,025	—	—	—	—	—

Balance at March 31, 2012	—	$—	192,731,390	$—	$228,321	$(735)	$228,651	$456,237
Net income			—	—	—	—	397,602	397,602
Foreign currency translation adjustment						(4,006)		(4,006)
Net unrealized gain on derivatives (net of taxes of $0.1 million)			—	—	—	1,280	—	1,280

Total comprehensive income			—	—	—	—	—	394,876
Issuance of restricted shares			18,541	—	—	—	—	—
Exercise of employee share options			8,704,477	—	30,435	—	—	30,435
Equity compensation expense			—	—	20,932	—	—	20,932
Tax benefits on exercise of share options			—	—	144,508	—	—	144,508
Contributed capital-services provided by former parent	—	—	—	—	258	—	—	258

Balance at March 30, 2013	—	$—	201,454,408	$—	$424,454	$(3,461)	$626,253	$1,047,246

See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years Ended
	March 30, 2013	March 31, 2012	April 2, 2011
Cash flows from operating activities
Net income	$397,602	$147,364	$72,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,291	37,554	25,543
Impairment and write-off of property and equipment	725	3,292	2,052
Impairment of intangible assets	—	—	1,782
Loss on disposal of fixed assets	229	—	—
Unrealized foreign exchange loss (gain)	1,363	(2,629)	1,786
Amortization of deferred financing costs	703	498	225
Amortization of deferred rent	3,245	4,214	3,020
Deferred income taxes	3,222	(7,729)	12,443
Equity compensation expense	20,932	27,020	—
Tax benefits on exercise of share options	(144,508)	(32,281)	—
Non-cash charges for services provided by former parent	258	1,442	—
Change in assets and liabilities:
Receivables, net	(80,581)	(48,399)	(14,071)
Inventories	(81,108)	(71,151)	(50,465)
Prepaid expenses and other current assets	(3,866)	(12,647)	(8,990)
Other assets	6	(2,284)	(664)
Accounts payable	16,299	14,888	18,043
Accrued expenses and other current liabilities	152,630	46,419	37,405
Other long-term liabilities	14,894	9,719	9,693

Net cash provided by operating activities	356,336	115,290	110,308

Cash flows from investing activities
Capital expenditures	(121,321)	(88,187)	(57,348)
Equity method investments	(3,232)	—	—
Loans receivable-joint venture	(6,000)	—	—
Purchase of intangible assets	(8,546)	—	(482)

Net cash used in investing activities	(139,099)	(88,187)	(57,830)

Cash flows from financing activities
Repayments of borrowings under revolving credit agreement	(38,954)	(100,855)	(225,820)
Borrowings under revolving credit agreement	16,280	110,764	194,605
Bank overdraft	—	—	(4,380)
Proceeds from private placement	—	9,550	—
Exercise of employee share options	30,435	9,672	—
Tax benefits on exercise of share options	144,508	32,281	—
Payment of loan to parent	—	—	(1,850)
Payment of deferred financing costs	(1,708)	(2,773)	(281)

Net cash provided by (used in) financing activities	150,561	58,639	(37,726)

Effect of exchange rate changes on cash and cash equivalents	(1,641)	(453)	649

Net increase in cash and cash equivalents	366,157	85,289	15,401
Beginning of period	106,354	21,065	5,664

End of period	$472,511	$106,354	$21,065

Supplemental disclosures of cash flow information
Cash paid for interest	$484	$1,266	$1,202
Cash paid for income taxes	$70,500	$84,389	$27,252
Supplemental disclosure of noncash investing and financing activities
Accrued capital expenditures	$12,289	$6,869	$3,538

See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Basis of Presentation

Michael Kors Holdings Limited (“MKHL,” and together with its subsidiaries, the “Company”) was incorporated in the British Virgin Islands (“BVI”) on December 13, 2002. The Company is a leading designer, marketer, distributor and retailer of branded women’s apparel and accessories and men’s apparel bearing the Michael Kors tradename and related trademarks “MICHAEL KORS,” “MICHAEL MICHAEL KORS,” “KORS MICHAEL KORS” and various other related trademarks and logos. The Company’s business consists of retail, wholesale and licensing segments. Retail operations consist of collection stores, lifestyle stores, including concessions and outlet stores located primarily in the United States, Canada, Europe and Japan. Wholesale revenues are principally derived from major department and specialty stores located throughout the United States, Canada and Europe. The Company licenses its trademarks on products such as fragrances, cosmetics, eyewear, leather goods, jewelry, watches, coats, footwear, men’s suits, swimwear, furs and ties.

For all periods presented, all ordinary share and per share amounts in these consolidated financial statements and the notes hereto have been adjusted retroactively to reflect the effects of a 3.8-to-1 share split, which was completed on November 30, 2011, as well as the effects of the July 2011 reorganization discussed in Note 2 below, as if such reorganization and share split had occurred at the beginning of the periods presented.

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The Company utilizes a 52 to 53 week fiscal year ending on the Saturday closest to March 31. As such, the fiscal years ending on March 30, 2013, March 31, 2012 and April 2, 2011 (“Fiscal 2013,” “Fiscal 2012” and “Fiscal 2011,” respectively) consist of 52 weeks.

2. Reorganization and Initial Public Offering

Prior to July 2011, the Company was owned 85% by SHL-Kors Limited, a BVI corporation, and 15% by Mr. Kors. SHL-Kors Limited was owned 100% by SHL Fashion Limited.

In July 2011, the Company underwent a corporate reorganization whereby the Company completed a merger with its former parent, SHL-Kors Limited, which merged with and into the Company, with the Company as the surviving corporation (the “First Merger”). Subsequent to the completion of the First Merger, SHL Fashion Limited, the former parent company of SHL-Kors Limited, merged with and into the Company (the “Second Merger”), with the Company as the surviving corporation. Upon completion of the Second Merger, the previous shareholders of SHL Fashion Limited (which include Sportswear Holdings Limited and the Company’s chief executive officer, John Idol), and Mr. Kors became direct shareholders in the Company. Immediately prior to the Second Merger, the Company issued 475,796 preference shares and 6,579,656 ordinary shares to SHL Fashion Limited in consideration for the extinguishment of the Company’s $101.7 million note payable to SHL Fashion Limited. This exchange was based on the fair value of the Company at the time of exchange. In the Second Merger, Mr. Kors and the shareholders of SHL Fashion Limited received 147,134,033 newly issued ordinary shares and 10,639,716 newly issued convertible preference shares of the Company in proportion to their ownership interests held prior to the Second Merger. The Company considered this transaction to be the acquisition of the non-controlling interest in the Company held by Mr. Kors, and, accordingly, the Company accounted for this transaction as an equity transaction.

Following the reorganization, in a private placement in July 2011, a group of investors purchased (i) all 10,639,716 convertible preference shares issued in the reorganization from the previous SHL Fashion Limited shareholders and Mr. Kors for $490 million, and (ii) 217,137 newly issued convertible preference shares from the Company for $10.0 million, of which $9.5 million in proceeds, net of placement fees of $0.5 million, were received by the Company. As a result of the aforementioned transactions, the capital structure of the Company increased from 4,351 issued and outstanding ordinary shares to 147,134,033 issued and outstanding ordinary shares (650,000,000 authorized) and 10,856,853 authorized, issued and outstanding convertible preference shares.

In addition to the above, immediately prior to the reorganization, the redemption feature related to the contingently redeemable ordinary shares was eliminated, thereby, resulting in the reclassification of $6.7 million from temporary equity, which was classified as “contingently redeemable ordinary shares” in the Company’s consolidated balance sheets, to permanent equity as additional paid-in capital (see Note 16).

On December 20, 2011, the Company completed an initial public offering (“IPO”), which resulted in the sale of 54,280,000 shares at a price of $20 per share, all of which were sold by selling shareholders. The Company did not receive any of the proceeds related to the sale of these shares. On December 20, 2011, in connection with the consummation of the IPO, 10,856,853 convertible preference shares were converted into 41,256,025 ordinary shares at a ratio of 3.8-to-1 resulting in no preference shares issued and outstanding at March 31, 2012.

During March 2012, the Company completed a secondary offering of 25,000,000 ordinary shares at a price of $47.00 per share. Subsequent to this offering and in connection with it, the underwriters exercised their additional share purchase option during April 2012, where an additional 3,750,000 shares were offered at $47.00 per share. Similar to the IPO the Company did not receive any of the proceeds related to the sale of these shares and incurred approximately $0.7 million in fees related to the secondary offering which were charged to selling, general and administrative expenses during the fourth quarter of Fiscal 2012. As a result of the secondary offering, Sportswear Holdings Limited ownership decreased to 25.0% of the Company’s ordinary shares whereby the Company ceased to be a “controlled company” under New York Stock Exchange listing rules.

During September 2012, the Company completed a secondary offering of 23,000,000 ordinary shares at a price of $53.00 per share. Subsequent to this offering, and in connection with it, the underwriters exercised their additional share purchase option during October 2012, where an additional 3,450,000 shares were offered at $53.00 per share. Similar to the prior public offerings the Company did not receive any of the proceeds related to the sale of these shares and incurred approximately $0.9 million in fees related to the secondary offering, which were charged to selling, general and administrative expenses.

During February 2013, the Company completed a secondary offering of 25,000,000 ordinary shares at a price of $61.50 per share. Similar to the prior public offerings the Company did not receive any of the proceeds related to the sale of these shares and incurred approximately $0.8 million in fees related to the secondary offering, which were charged to selling, general and administrative expenses.

3. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to use judgment and make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. The most significant assumptions and estimates involved in preparing the financial statements include allowances for customer deductions, sales returns, sales discounts and doubtful accounts, estimates of inventory recovery, the valuation of share-based compensation, valuation of deferred taxes and the estimated useful lives used for amortization and depreciation of intangible assets and property and equipment. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes retail store revenues upon sale of its products to retail consumers, net of estimated returns. Wholesale revenue is recognized net of estimates for sales returns, discounts and allowances, after merchandise is shipped and title and risk of loss is transferred to the Company’s wholesale customers. To arrive at net sales for retail, gross sales are reduced by actual customer returns as well as by a provision for estimated future customer returns, which is based on management’s review of historical and current customer returns. Sales taxes collected from retail customers are presented on a net basis and as such are excluded from revenue. To arrive at net sales for wholesale, gross sales are reduced by provisions for estimated future returns, based on current expectations, trade discounts, markdowns, allowances and operational chargebacks, as well as for certain cooperative selling expenses.

The following table details the activity and balances of the Company’s sales reserves for the fiscal years ended March 30, 2013, March 31, 2012, and April 2, 2011 (in thousands):

Retail	Balance Beginning of Year	Amounts Charged to Revenue	Write-offs Against Reserves	Balance at Year End
Return Reserves:
Year ended March 30, 2013	$1,659	$35,448	$(33,961)	$3,146
Year ended March 31, 2012	$2,313	$23,580	$(24,234)	$1,659
Year ended April 2, 2011	$1,413	$14,323	$(13,423)	$2,313

Wholesale	Balance Beginning of Year	Amounts Charged to Revenue	Write-offs Against Reserves	Balance at Year End
Total Sales Reserves:
Year ended March 30, 2013	$30,381	$135,450	$(122,822)	$43,009
Year ended March 31, 2012	$25,180	$114,577	$(109,376)	$30,381
Year ended April 2, 2011	$20,215	$84,697	$(79,732)	$25,180

Royalty revenue generated from product licenses, which includes contributions for advertising, is based on reported sales of licensed products bearing the Company’s tradenames, at rates specified in the license agreements. These agreements are also subject to contractual minimum levels. Royalty revenue generated by geographic specific licensing agreements is recognized as earned under the licensing agreements based on reported sales of licensees applicable to specified periods as outlined in the agreements. These agreements allow for the use of the Company’s tradenames to sell its branded products in specific geographic regions.

Advertising

Advertising costs are charged to expense when incurred and are reflected in general and administrative expenses. For the years ended March 30, 2013, March 31, 2012, and April 2, 2011, advertising expense was $41.9 million, $31.4 million and $27.4 million, respectively.

Cooperative advertising expense, which represents the Company’s participation in advertising expenses of its wholesale customers, is reflected as a reduction of net sales. Expenses related to cooperative advertising for Fiscal 2013, Fiscal 2012, and Fiscal 2011, were $5.1 million, $4.3 million and $3.9 million, respectively.

Shipping and Handling

Shipping and handling costs amounting to $29.1 million, $19.7 million and $12.4 million for Fiscal 2013, Fiscal 2012, and Fiscal 2011, respectively, are included in selling, general and administrative expenses in the statements of operations.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

Inventories

Inventories consist of finished goods and are stated at the lower of cost or market value. Cost is determined using the first-in-first-out (FIFO) method. Costs include amounts paid to independent manufacturers, plus duties and freight to bring the goods to the Company’s warehouses, which are located in the United States, Holland, Canada, Japan and Hong Kong. The Company adjusts its inventory to reflect situations in which the cost of inventory is not expected to be fully recovered. These adjustments are estimates, which could vary significantly from actual results if future economic conditions, customer demand or competition differ from expectations. For the periods presented, there were no significant adjustments related to unsalable inventory.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization (carrying value). Depreciation is provided on a straight-line basis over the expected remaining useful lives of the related assets. Equipment, furniture and fixtures, and computer hardware and software are depreciated over five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated remaining useful lives of the related assets or remaining lease term.

The Company’s share of the cost of constructing in-store shop displays within its wholesale customers’ floor-space (“shop-in-shops”), which is paid directly to third-party suppliers, is capitalized as property and equipment and amortized over a useful life of three years.

Maintenance and repairs are charged to expense in the year incurred. Cost and related accumulated depreciation for property and equipment are removed from the accounts upon their sale or disposition and the resulting gain or loss is reflected in the results of operations.

Internal-use Software

The Company capitalizes, in property and equipment, direct costs incurred during the application development stage and the implementation stage for developing, purchasing or otherwise acquiring software for internal use. These costs are amortized over the estimated useful lives of the software, generally five years. All costs incurred during the preliminary project stage, including project scoping, identification and testing of alternatives, are expensed as incurred.

Intangible Assets

Intangible assets consist of trademarks and lease rights and are stated at cost less accumulated amortization. Trademarks are amortized over twenty years and lease rights are amortized over the term of the related lease agreements on a straight-line basis.

Impairment of Long-lived Assets

The Company evaluates its long-lived assets, including fixed assets and intangible assets with finite useful lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. If the sum of estimated undiscounted future cash flows associated with the asset is less than the asset’s carrying value, an impairment charge is recognized, which is measured as the amount by which the carrying value exceeds the fair value of the asset. These estimates of cash flow require significant management judgment and certain assumptions about future volume, sales and expense growth rates, devaluation and inflation. As such, these estimates may differ from actual cash flows.

Goodwill and Other Intangible Assets

On an annual basis, the Company evaluates goodwill for impairment during the Company’s fourth quarter of its fiscal year or whenever impairment indicators exist. Judgments regarding the existence of impairment indicators are based on market conditions and operational performance of the business. Future events could cause the Company to conclude that impairment indicators exist, and, therefore, that goodwill may be impaired. To the extent that the fair value associated with the goodwill is less than its carrying amount, the Company writes down the carrying amount of the goodwill to its fair value.

Prior to Fiscal 2012 the Company assessed goodwill for impairment by calculating the fair value of the Company’s reporting units to which goodwill has been allocated using the discounted cash flow method along with the market multiples method. During Fiscal 2012, the Company adopted a new accounting pronouncement related to goodwill impairment analysis, which allows entities to initially perform a qualitative analysis (“step zero”) of the fair value of its reporting units to determine whether it is necessary to undertake a quantitative (“two step”) goodwill analysis. In the fourth quarter of Fiscal 2013, the Company continued to follow this guidance with respect to its annual impairment analysis for goodwill, and concluded that the carrying amounts of all reporting units were significantly exceeded by their respective fair values, and thus performing any further analysis (e.g. two step) was unnecessary.

The Company will continue to perform the aforementioned qualitative analysis (step zero) in future fiscal years as its first step in goodwill impairment assessment. Should the results of this assessment result in either an ambiguous or unfavorable conclusion the Company will perform additional quantitative testing consistent with the fair value approach mentioned above. The valuation methods used in the fair value approach, discounted cash flow and market multiples method, require the Company’s management to make certain assumptions and estimates regarding certain industry trends and future profitability of the Company’s reporting units. If the carrying amount of a reporting unit exceeds its fair value, the Company would compare the implied fair value of the reporting unit goodwill with its carrying value. To compute the implied fair value, the Company would assign the fair value of the reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying value of the reporting unit goodwill exceeded the implied fair value of the reporting unit goodwill, the Company would record an impairment loss to write down such goodwill to its implied fair value. The valuation of goodwill is affected by, among other things, the Company’s business plan for the future and estimated results of future operations.

Joint Venture Investments

The Company accounts for investments in joint ventures as equity investments and records them in other assets in the Company’s consolidated balance sheets. During February 2013, the Company made a non-recourse loan to the Company’s sole joint venture, for approximately $6.0 million, which accrues at a 5% annual rate. The purpose of this loan was to provide working capital for the joint venture’s operations. The loan is repayable at the time of the expiration of the joint venture agreement, along with accrued interest payable at the expiration date. The loan, along with accrued interest, is recorded in other assets in the Company’s consolidated balance sheets.

Share-based Compensation

The Company grants share-based awards to certain employees and directors of the Company. Awards are measured at the grant date based on the fair value as calculated using the Black-Scholes option pricing model, for share options, or the closing market price at the grant date. These fair values are recognized as expense over the requisite service period, based on attainment of certain vesting requirements, which included the Company’s completion of an initial public offering (“IPO”). Determining the fair value of share-based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term and risk-free rate.

The Company’s expected volatility is based on the average volatility rates of similar actively traded companies over the past 4.5-9.5 years, which is the Company’s range of estimated expected holding periods. The expected holding period for options which vest based on performance requirements are based on the period to expiration which is generally 9-10 years, which directly correlates to the Company’s service period requirement for such options. Generally, the expected holding period for time-based vesting options (no performance requirements) are calculated using the simplified method which uses the vesting term of the options, generally 4 years, and the contractual term of 7 years, resulting in a holding period of 4.5-4.75 years. The simplified method was chosen as a means to determine the Company’s estimated holding period as prior to December 2011, the Company was privately held and as such there is insufficient historical option exercise experience. The risk-free rate is derived from the zero-coupon U.S. Treasury Strips yield curve, the period of which relates to the grant’s estimated holding period. If factors change and the Company employs different assumptions, the fair value of future awards and resulting share-based compensation expense may differ significantly from what the Company has estimated in the past.

Foreign Currency Translation and Transactions

The financial statements of the majority of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. The Company’s functional currency is the United States dollar (“USD”) for MKHL and its United States based subsidiaries. Assets and liabilities have been translated using period-end exchange rates, and revenues and expenses have been translated using average exchange rates over the reporting period. The adjustments resulting from translation have been recorded separately in shareholders’ equity as a component of accumulated other comprehensive loss. Foreign currency transaction income and losses resulting from the re-measuring of transactions denominated in a currency other than the functional currency of a particular entity are included in the consolidated statements of operations.

Derivative Financial Instruments

The Company uses forward currency exchange contracts to manage its exposure to fluctuations in foreign currency for certain of its transactions. The Company in its normal course of business enters into transactions with foreign suppliers and seeks to minimize risks related to these transactions. The Company employs these forward currency contracts to hedge the Company’s cash flows, as they relate to foreign currency transactions, of which certain of these contracts are designated as hedges for accounting purposes, while others are undesignated hedges for hedge accounting purposes. These derivative instruments are recorded in the Company’s consolidated balance sheets at fair value, regardless of if they are designated or undesignated as hedges.

Prior to the Company’s third fiscal 2013 quarter ended December 29, 2012, the Company did not designate these instruments as hedges for hedge accounting purposes. During the third Fiscal 2013 quarter, the Company elected to designate contracts entered into during and subsequent to that quarter as hedges for hedge accounting purposes, for contracts related to the purchase of inventory. Accordingly, the effective portion of changes in the fair value for contracts entered into subsequent to the fiscal quarter ended September 29, 2012, are recorded in equity as a component of accumulated other comprehensive loss, and to cost of sales for any portion of those contracts deemed ineffective. The Company will continue to record changes in the fair value of hedge designated contracts in this manner until their maturity, where the unrealized gain or loss will be recognized into earnings in that period. For those contracts entered into prior to the third fiscal 2013 quarter, as well as those that will not be designated as hedges in future periods, changes in the fair value, as of each balance sheet date and upon maturity, are recorded in cost of sales or operating expenses, within the Company’s consolidated statements of operations, as applicable to the transactions for which the forward exchange contracts were intended to hedge. During Fiscal 2013, a net realized gain of $1.4 million was recorded as a component of cost of sales, and related to the change in fair value of those contracts entered into prior to adoption hedge accounting in the third fiscal 2013 quarter, as well as those contacts entered into subsequent to the adoption of hedge accounting which were not designated as hedges. Also included, in the net realized gain was the ineffective portion of those contracts designated as hedges during the year. In addition, the net unrealized gain related to those contracts designated as hedges during Fiscal 2013 of $1.3 million, was charged to equity as a component of accumulated other comprehensive loss. The company expects that substantially all this amount will be reclassified into earnings during the next twelve months, based upon the timing of inventory purchases and turns. These amounts are subject to fluctuations in the applicable currency exchange rates.

The following table details the fair value of these contracts as of March 30, 2013, and March 31, 2012 (in thousands):

	March 30, 2013	March 31, 2012
Prepaid expenses and other current assets	$1,367	$1,318
Accrued expenses and other current liabilities	$(71)	$(276)

The Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. In attempts to mitigate counterparty credit risk, the Company enters into contracts with carefully selected financial institutions based upon their credit ratings and certain other financial factors, adhering to established limits for credit exposure. The aforementioned forward contracts generally have a term of no more than 18 months. The period of these contracts is directly related to the foreign transaction they are intended to hedge. The notional amount of these contracts outstanding at March 30, 2013 was approximately $78.2 million.

Income Taxes

Deferred income tax assets and liabilities have been provided for temporary differences between the tax bases and financial reporting bases of the Company’s assets and liabilities using the tax rates and laws in effect for the periods in which the differences are expected to reverse. The Company periodically assesses the realizability of deferred tax assets and the adequacy of deferred tax liabilities, based on the results of local, state, federal or foreign statutory tax audits or estimates and judgments used.

Realization of deferred tax assets associated with net operating loss and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration in the applicable tax jurisdiction. The Company periodically reviews the recoverability of its deferred tax assets and provides valuation allowances, as deemed necessary, to reduce deferred tax assets to amounts that more-likely-than-not will be realized. The Company’s management considers many factors when assessing the likelihood of future realization of deferred tax assets, including recent earnings results within various taxing jurisdictions, expectations of future taxable income, the carryforward periods remaining and other factors. Changes in the required valuation allowance are recorded in income in the period such determination is made. Deferred tax assets could be reduced in the future if the Company’s estimates of taxable income during the carryforward period are significantly reduced or alternative tax strategies are no longer viable.

The Company recognizes the impact of an uncertain income tax position taken on its income tax returns at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will be recognized if it has less than a 50% likelihood of being sustained. The tax positions are analyzed periodically (at least quarterly) and adjustments are made as events occur that warrant adjustments for those positions. The Company records interest expense and penalties payable to relevant tax authorities as income tax expense.

Rent Expense, Deferred Rent and Landlord Construction Allowances

The Company leases office space, retail stores and distribution facilities under agreements that are classified as operating leases. Many of these operating leases include contingent rent provisions (percentage rent), and/or provide for certain landlord allowances related to tenant improvements and other relevant items. Rent expense is calculated by recognizing total minimum rental payments (net of any rental abatements, construction allowances and other rental concessions), on a straight-line basis, over the lease term. Accordingly, rent expense charged to operations differs from rent paid, resulting in the Company recording deferred rent, which is classified as a long-term liability in the Company’s consolidated balance sheets. The recognition of rent expense for a given operating lease commences on the earlier of the lease commencement date or the date of possession of the property. The Company accounts for landlord allowances and incentives as a component of deferred rent, which is amortized over the lease term as a reduction of rent expense. The Company records rent expense as a component of selling, general and administrative expenses.

Deferred Financing Costs

The Company defers costs directly associated with acquiring third party financing. These deferred costs are amortized on a straight-line basis, which approximates the effective interest method, as interest expense over the term of the related indebtedness. As of March 30, 2013, deferred financing costs were $3.4 million, net of accumulated amortization of $2.0 million, and as of March 31, 2012, deferred financing costs were $2.4 million, net of accumulated amortization of $1.3 million. Deferred financing costs are included in other assets on the consolidated balance sheets.

Net Income Per Share

The Company reported earnings per share in conformity with the two-class method for calculating and presenting earnings per share for fiscal years prior to Fiscal 2013, due to the existence of both ordinary and convertible preference securities in those periods. Under the two-class method, basic net income per ordinary share is computed by dividing the net income available to ordinary shareholders by the weighted-average number of ordinary shares outstanding during the period. Net income available to shareholders is determined by allocating undistributed earnings between holders of ordinary and convertible preference shares, based on the participation rights of the preference shares. Diluted net income per share is computed by dividing the net income available to both ordinary and preference shareholders by the weighted-average number of dilutive shares outstanding during the period.

The Company’s basic net income per share excludes the dilutive effect of share options and unvested restricted shares. It is based upon the weighted average number of ordinary shares outstanding during the period divided into net income.

Diluted net income per share reflects the potential dilution that would occur if share option grants or any other dilutive equity instruments were exercised or converted into ordinary shares. These equity instruments are included as potential dilutive securities to the extent they are dilutive under the treasury stock method for the applicable periods.

For the purposes of basic and diluted net income per share, as a result of the reorganization and exchange during July 2011, weighted average shares outstanding for purposes of presenting net income per share on a comparative basis were retroactively restated for all periods presented to reflect the exchange of ordinary shares for the newly issued ordinary and convertible preference shares as described in Note 2, as if such reorganization and exchange had occurred at the beginning of the periods presented. In addition, as a result of the 3.8-to-1 share split, which was completed on November 30, 2011, weighted average shares outstanding were retroactively restated for all periods presented.

The components of the calculation of basic net income per ordinary share and diluted net income per ordinary share are as follows (in thousands except share and per share data):

	Fiscal Years Ended
	March 30, 2013	March 31, 2012	April 2, 2011
Numerator:
Net Income	$397,602	$147,364	$72,506
Net income applicable to preference shareholders	—	21,227	15,629

Net income available for ordinary shareholders	$397,602	$126,137	$56,877

Denominator:
Basic weighted average ordinary shares	196,615,054	158,258,126	140,554,377
Weighted average dilutive share equivalents:
Share options and restricted shares/units	4,925,090	2,628,650	—
Convertible preference shares	—	28,412,421	38,622,891

Diluted weighted average ordinary shares	201,540,144	189,299,197	179,177,268

Basic net income per ordinary share	$2.02	$0.80	$0.40

Diluted net income per ordinary share	$1.97	$0.78	$0.40

Share equivalents for 7,341 shares for the fiscal year ended March 30, 2013, have been excluded from the above calculation due to their anti-dilutive effect. Share equivalents for 343,787 for the fiscal year ended March 31, 2012, have been excluded from the above calculation due to their anti-dilutive effect. Share options for the fiscal year ended April 2, 2011 have been excluded from the calculation of diluted earnings per share as they were not exercisable during those periods, as the Company had not completed an IPO.

Recent Accounting Pronouncements—The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that have a material impact on results of operations, financial condition, or cash flows, based on current information.

4. Receivables

Receivables consist of (in thousands):

	March 30, 2013	March 31, 2012
Trade receivables:
Credit risk assumed by factors/insured	$199,677	$125,219
Credit risk retained by Company	45,588	28,021
Receivables due from licensees	7,344	6,026

	252,609	159,266
Less allowances:	(46,155)	(32,040)

	$206,454	$127,226

The Company has historically assigned a substantial portion of its trade receivables to factors in the United States and Europe whereby the factors assumed credit risk with respect to such receivables assigned. Under the factor agreements, factors bear the risk of loss from the financial inability of the customer to pay the trade receivable when due, up to such amounts as accepted by the factor; but not the risk of non-payment of such trade receivable for any other reason. Beginning in July 2012, the Company assumed responsibility for a large portion of previously factored accounts receivable balances the majority of which were insured at December 29, 2012. The Company provides an allowance for such non-payment risk at the time of sale, which is recorded as an offset to revenue.

Receivables are presented net of allowances for sales returns, discounts, markdowns, operational chargebacks and doubtful accounts. Sales returns are determined based on an evaluation of current market conditions and historical returns experience. Discounts are based on open invoices where trade discounts have been extended to customers. Markdowns are based on retail sales performance, seasonal negotiations with customers, historical deduction trends and an evaluation of current market conditions. Operational chargebacks are based on deductions taken by customers, net of expected recoveries. Such provisions, and related recoveries, are reflected in net sales.

The allowance for doubtful accounts is determined through analysis of periodic aging of receivables for which credit risk is not assumed by the factors, or which are not covered under insurance, and assessments of collectability based on an evaluation of historic and anticipated trends, the financial conditions of the Company’s customers and the impact of general economic conditions. The past due status of a receivable is based on its contractual terms. Amounts deemed uncollectible are written off against the allowance when it is probable the amounts will not be recovered. Allowances for doubtful accounts were $1.1 million and $0.4 million, at the end of Fiscal 2013 and Fiscal 2012, respectively.

5. Concentration of Credit Risk, Major Customers and Suppliers

Financial instruments that subject the Company to concentration of credit risk are cash and cash equivalents and receivables. As part of its ongoing procedures, the Company monitors its concentration of deposits with various financial institutions in order to avoid any undue exposure. The Company mitigates its risk by depositing cash and cash equivalents in major financial institutions. With respect to certain of its receivables, the Company mitigates its credit risk through the assignment of receivables to a factor, as well as obtaining insurance coverage for a portion of non-factored receivables (as demonstrated in the above table in “Credit risk assumed by factors”). For the years ended March 30, 2013, March 31, 2012, and April 2, 2011, net sales related to one customer, within the Company’s wholesale segment, accounted for approximately 14%, 13%, and 14%, respectively, of total revenue. The accounts receivable related to this customer were fully factored or substantially insured for all three fiscal years.

The Company contracts for the purchase of finished goods principally with independent third-party contractors, whereby the contractor is generally responsible for all manufacturing processes, including the purchase of piece goods and trim. Although the Company does not have any long-term agreements with any of its manufacturing contractors, the Company believes it has mutually satisfactory relationships with them. The Company allocates product manufacturing among agents and contractors based on their capabilities, the availability of production capacity, quality, pricing and delivery. The inability of certain contractors to provide needed services on a timely basis could adversely affect the Company’s operations and financial condition. The Company has relationships with various agents who source the Company’s finished goods with numerous contractors on the Company’s behalf. For the years ended March 30, 2013, March 31, 2012 and April 2, 2011, one agent sourced approximately 14.0%, 17.0%, and 19.5%, respectively, and one contractor accounted for approximately 31.8%, 31.0%, and 30.5%, respectively, of the Company’s finished goods purchases.

6. Property and Equipment, Net

Property and equipment, net, consists of (in thousands):

	March 30, 2013	March 31, 2012

Furniture and fixtures	$76,336	$58,009
Equipment	13,276	10,871
Computer equipment and software	29,429	20,280
In-store shops	78,809	48,058
Leasehold improvements	168,306	137,771

	366,156	274,989
Less: accumulated depreciation and amortization	(165,340)	(117,487)

	200,816	157,502
Construction-in-progress	41,297	13,253

	$242,113	$170,755

Depreciation and amortization of property and equipment for the years ended March 30, 2013, March 31, 2012, and April 2, 2011, was $52.7 million, $36.0 million, and $23.6 million, respectively. During Fiscal 2013, Fiscal 2012 and Fiscal 2011, the Company recorded impairment charges of $0.7 million, $3.3 million, and $2.1 million, respectively, related to certain retail locations still in operation. The impairments related to one store in Fiscal 2013, and two stores in both Fiscal 2012 and Fiscal 2011.

7. Intangible Assets and Goodwill

The following table discloses the carrying values of intangible assets and goodwill (in thousands):

	March 30, 2013			March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Trademarks	$23,000	$11,693	$11,307	$23,000	$10,545	$12,455
Lease Rights	12,433	2,760	9,673	3,838	2,147	1,691
Goodwill	14,005	—	14,005	14,005	—	14,005

	$49,438	$14,453	$34,985	$40,843	$12,692	$28,151

The trademarks relate to the Company’s brand name and are amortized over twenty years. Lease rights are amortized over the respective terms of the underlying lease. Amortization expense was $1.5 million, $1.5 million, and $1.9 million, respectively, for each of the years ended March 30, 2013, March 31, 2012, and April 2, 2011.

Goodwill is not amortized but is evaluated annually for impairment in the last quarter or each fiscal year, or whenever impairment indicators exist. The Company evaluated goodwill during the fourth fiscal quarter of Fiscal 2013, and determined that there was no impairment. As of March 30, 2013, cumulative impairment related to goodwill totaled $5.4 million. There were no charges related to the impairment of goodwill in the periods presented.

Estimated amortization expense for each of the next five years is as follows (in thousands):

Fiscal 2014	$2,187
Fiscal 2015	2,240
Fiscal 2016	2,234
Fiscal 2017	2,234
Fiscal 2018	2,187
Thereafter	9,898

$20,980

As a result of impairment charges recognized in Fiscal 2011 related to certain retail stores, as described in Note 6, the Company recognized impairment charges of $1.8 million for lease rights related to those stores. There were no impairments to lease rights related to the stores which were impaired during Fiscal 2013 and Fiscal 2012.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of (in thousands):

	March 30, 2013	March 31, 2012
Professional services	$4,041	$2,545
Advance royalty	1,094	9,881
Inventory purchases	5,040	3,750
Sales tax payable	7,635	4,636
Unrealized loss on foreign exchange contracts	334	276
Advertising	3,013	2,038
Other	12,398	9,971

	$33,555	$33,097

9. Credit Facilities

Secured Revolving Credit Facility

The Company had a revolving credit facility, with a maturity date of September 15, 2015, which it terminated during February 2013 (the “2011 Credit Facility”). The 2011 Credit Facility was originally entered into during Fiscal 2007 and was amended on September 15, 2011. Pursuant to such amendment, the Credit Facility provided up to $100.0 million of borrowings, and was originally set to expire on September 15, 2015. The agreement also provided for loans and letters of credit to our European subsidiaries of up to $35.0 million. All other terms and conditions under the 2011 Credit Facility remained consistent with the original agreement. The 2011 Credit Facility provided for aggregate credit available equal to the lesser of (i) $100.0 million, or (ii) the sum of specified percentages of eligible receivables and eligible inventory, as defined, plus $30.0 million. The terms of the 2011 Credit Facility required all amounts outstanding under the agreement to be collateralized by substantially all of our assets throughout the duration of the agreement. The 2011 Credit Facility contained financial covenants which limited our capital expenditures to $110.0 million for any one fiscal year plus additional amounts as permitted, and a minimum fixed charge coverage ratio of 2.0 to 1.0 (with the ratio being EBITDA plus consolidated rent expense to the sum of fixed charges plus consolidated rent expense), restricted and limited additional indebtedness, and restricted the incurrence of additional liens and cash dividends. During Fiscal 2013, and prior to its termination, the Company was in compliance with all of the covenants covered under the agreement.

Borrowings under the 2011 Credit Facility accrued interest at the rate per annum announced from time to time by the agent of 1.25% above the prevailing applicable prime rate, or at a per annum rate equal to 2.25% above the prevailing LIBOR rate. The weighted average interest rate for the revolving credit facility was 2.72% during Fiscal 2013. The Credit Facility required an annual facility fee of $0.1 million, and an annual commitment fee of 0.35% on the unused portion of the available credit under the Credit Facility, which was payable quarterly.

At March 30, 2013 there were no amounts outstanding or available related to this agreement. The largest amount borrowed from the 2011 Credit Facility during Fiscal 2013 was $31.7 million.

Senior Unsecured Revolving Credit Facility

On February 8, 2013, the Company terminated the provisions of its existing 2011 Credit Facility and entered into a senior unsecured credit facility (“2013 Credit Facility”). Pursuant to the agreement the 2013 Credit Facility provides up to $200.0 million of borrowings, and expires on February 15, 2018. The agreement also provides for loans and letters of credit to our European subsidiaries of up to $100.0 million. The 2013 Credit Facility contains financial covenants such as requiring an adjusted leverage ratio of 3.5 to 1.0 (with the ratio being total consolidated indebtedness plus 8.0 times consolidated rent expense to EBITDA plus consolidated rent expense) and a fixed charge coverage ratio of 2.0 to 1.0 (with the ratio being EBITDA plus consolidated rent expense to the sum of fixed charges plus consolidated rent expense), restricts and limits additional indebtedness, and restricts the incurrence of additional liens and cash dividends. As of March 30, 2013, the Company was in compliance with all covenants related to this agreement.

Borrowings under the 2013 Credit Facility accrue interest at the rate per annum announced from time to time by the agent a rate based on the rates applicable for deposits in the London interbank market for U.S. Dollars or the applicable currency in which the loans are made (the “Adjusted LIBOR”) plus an applicable margin. The applicable margin may range from 1.25% to 2.5%, and is based, or dependent upon, a particular threshold related to the adjusted leverage ratio calculated during the period of borrowing. The 2013 Credit Facility requires an annual facility fee of $0.1 million, and an annual commitment fee of 0.25% to 0.35% on the unused portion of the available credit under the facility.

As of March 30, 2013, there were no amounts outstanding under the 2013 Credit Facility, and the amount available for future borrowings was $188.7 million. There were no amounts borrowed during Fiscal 2013, which were related to this agreement. At March 30, 2013, there were documentary letters of credit outstanding of approximately $2.0 million, and stand-by letters of credit of $9.3 million.

10. Commitments and Contingencies

Leases

The Company leases office space, retail stores and warehouse space under operating lease agreements that expire at various dates through April 2026. In addition to minimum rental payments, the leases require payment of increases in real estate taxes and other expenses incidental to the use of the property.

Rent expense for the Company’s operating leases for the fiscal years then ended consist of the following (in thousands):

	March 30, 2013	March 31, 2012	April 2, 2011
Minimum rentals	$74,708	$61,364	$43,875
Contingent rent	29,871	11,209	3,049

Total rent expense	$104,579	$72,573	$46,924

Future minimum lease payments under the terms of these noncancelable operating lease agreements are as follows (in thousands):

Fiscal year ending
2014	$82,869
2015	84,534
2016	81,384
2017	79,802
2018	77,263
Thereafter	282,706

$688,558

The Company has issued stand-by letters of credit to guarantee certain of its retail and corporate operating lease commitments, aggregating $8.9 million at March 30, 2013.

Long-term Employment Contract

The Company has an employment agreement with one of its officers that provides for continuous employment through the date of the officer’s death or permanent disability at a current salary of $2.5 million. In addition to salary, the agreement provides for an annual bonus and other employee related benefits.

Contingencies

In the ordinary course of business, the Company is party to various legal proceedings and claims. Although the outcome of such items cannot be determined with certainty, the Company’s management does not believe that the outcome of all pending legal proceedings in the aggregate will have a material adverse effect on its cash flow, results of operations or financial position.

11. Fair Value of Financial Instruments

Financial assets and liabilities are measured at fair value using a valuation hierarchy for disclosure of fair value measurements. The determination of the applicable level within the hierarchy of a particular asset or liability depends on the inputs used in the valuation as of the measurement date, notably the extent to which the inputs are market-based (observable) or internally derived (unobservable). Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs based on a company’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that a company has the ability to access at the measurement date.

Level 2 – Valuations based on quoted inputs other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly through corroboration with observable market data.

Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The Company has historically entered into forward exchange contracts to hedge the foreign currency exposure for certain inventory purchases from its manufacturers in Europe and Asia, as well as commitments for certain services. The forward contracts that are used in the program mature in eighteen months or less, consistent with the related planned purchases or services. The Company attempts to hedge the majority of its total anticipated European and Asian purchase and service contracts. Realized gains and losses applicable to derivatives used for inventory purchases are recognized in cost of sales, and those applicable to other services are recognized in selling, general and administrative expenses (see Note 3- Summary of Significant Accounting Policies, Derivative Financial Instruments, for further detail regarding hedge accounting treatment as it relates to gains and losses). At March 30, 2013, the fair value of the Company’s foreign currency forward contracts, the Company’s only derivatives, were valued using broker quotations which include observable market information. The Company makes no adjustments to these broker obtained quotes or prices, but does assess the credit risk of the counterparty and would adjust the provided valuations for counterparty credit risk when appropriate. The fair value of the forward contracts are included in prepaid expenses and other current assets, and in accrued expenses and other current liabilities in the consolidated balance sheets, depending on whether they represent assets or (liabilities) to the Company. All contracts are categorized in Level 2 of the fair value hierarchy as shown in the following table:

	Total	Fair value at March 30, 2013, using:
(In thousands)		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts- Euro	$1,367	$—	$1,367	$—
Foreign currency forward contracts- U.S. Dollar	(71)	—	(71)	—

Total	$1,296	$—	$1,296	$—

The Company’s cash and cash equivalents, accounts receivable and accounts payable, are recorded at carrying value, which approximates fair value. Borrowings under the Credit Facility are recorded at face value as the fair value of the Credit Facility is synonymous with its recorded value as it is a short-term debt facility due to its revolving nature.

12. Share-Based Compensation

The Company issues equity grants to certain employees and directors of the Company at the discretion of the Company’s Compensation Committee. The Company has two equity plans, one adopted in Fiscal 2008, the Michael Kors (USA), Inc. Stock Option Plan (as amended and restated, the “2008 Plan”), and the other adopted in the third fiscal quarter of Fiscal 2012, the Michael Kors Holdings Limited Omnibus Incentive Plan (the “2012 Plan”). The 2008 Plan provided for the granting of share options only and was authorized to issue up to 23,980,823 ordinary shares. As of March 30, 2013, there are no shares available for the granting of equity awards under the 2008 Plan. The 2012 Plan allows for the granting of share options, restricted shares and restricted share units, and other equity awards, and authorizes a total issuance of up to 15,246,000 ordinary shares. At March 30, 2013, there were 12,903,197 ordinary shares available for the granting of equity awards under the 2012 Plan. Option grants issued from the 2008 Plan generally expire ten years from the date of the grant, and those issued under the 2012 Plan generally expire seven years from the date of the grant.

Share Options

Share options are generally exercisable at no less than the fair market value on the date of grant. The Company has issued two types of option grants, those that vest based on the attainment of a performance target and those that vest based on the passage of time. Performance based share options may vest based upon the attainment of one of two performance measures. One performance measure is an individual performance target, which is based upon certain performance targets unique to the individual grantee, and the other measure is a company-wide performance target, which is based on a cumulative minimum growth requirement in consolidated net equity. The individual performance target vests 20% of the total option grant each year the target is satisfied. The individual has ten years in which to achieve five individual performance vesting tranches. The company-wide performance target must be achieved over the ten-year term. Performance is measured at the end of the term, and any unvested options under the grant vest if the target is achieved. The Company-wide performance target is established at the time of the grant. The target metrics underlying individual performance vesting requirements are established for each recipient each year up until such time as the grant is fully vested. Options subject to time based vesting requirements become vested in four equal increments on each of the first, second, third and fourth anniversaries of the date on which such options were awarded.

The following table summarizes the share options activity during Fiscal 2013, and information about options outstanding at March 30, 2013:

	Number of Options	Weighted Average Exercise price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at March 31, 2012	19,542,400	$6.59
Granted	55,248	$50.15
Exercised	(8,704,477)	$3.50
Canceled/forfeited	(511,829)	$10.77

Outstanding at March 30, 2013	10,381,342	$9.21	7.13	$493,945

Vested or expected to vest at March 30, 2013	9,716,968	$9.21	7.11	$461,486

Vested and exercisable at March 30, 2013	2,057,884	$7.91	6.14	$100,587

The total intrinsic value of options exercised during Fiscal 2013 was $415.1 million. The cash received from options exercised during Fiscal 2013, was $30.4 million. The total intrinsic value of options exercised during Fiscal 2012 was $109.5 million. The cash received from options exercised during Fiscal 2012, was $9.7 million.

The weighted average grant date fair value for options granted during Fiscal 2013, Fiscal 2012, and Fiscal 2011, was $20.66, $8.01, and $3.08, respectively. The following table represents assumptions used to estimate the fair value of options:

	Fiscal Year Ended
	March 30, 2013	March 31, 2012	April 2, 2011
Expected dividend yield	0.0%	0.0%	0.0%
Volatility factor	48.5%	46.5%	46.7%
Weighted average risk-free interest rate	0.6%	1.8%	3.2%
Expected life of option	4.75 years	7.8 years	10 years

Restricted Shares

The Company grants restricted shares and restricted share units at the fair market value at the date of the grant. Expense for restricted share grants is calculated based on the intrinsic value of the grant, which is the difference between the cost to the recipient and the fair market value of the underlying share (grants are generally issued at no cost to the recipient). Expense is recognized ratably over the vesting period which is generally four years from the date of the grant. Similar to share options, restricted share grants vest in four equal increments on each of the first, second, third and fourth anniversaries of the date on which such grants were awarded. Restricted share units vest in full on the first anniversary of the date of the grant.

The following table summarizes restricted shares and restricted share units for the 2012 Plan as of March 30, 2013 and changes during the fiscal year then ended:

	Number of Unvested Restricted Shares/Units	Weighted Average Grant Date Fair Value
Unvested at March 31, 2012	836,874	$22.53
Granted	35,470	$49.66
Vested	(221,147)	$22.31
Canceled/forfeited	(5,966)	$25.26

Unvested at March 30, 2013	645,231	$23.98

The total fair value of restricted shares/units vested during Fiscal 2013 was $11.3 million. There were no restricted shares/units that vested prior to Fiscal 2013.

Compensation expense attributable to share-based compensation for Fiscal 2013 and Fiscal 2012 was approximately $20.9 and $27.0 million, respectively. There was no compensation expense recognized prior to Fiscal 2012, as the Company had not completed an IPO which was one of the vesting requirements for all equity grants. Had the completion of an IPO occurred as of the beginning of the periods presented, compensation expense of $5.3 million would have been recognized for Fiscal 2011. As of March 30, 2013, the remaining unrecognized share-based compensation expense for non-vested share options and restricted shares to be expensed in future periods is $42.6 million, and the related weighted-average period over which it is expected to be recognized is 4.6 years. There were 2,057,884 and 8,323,458 vested and non-vested outstanding options, respectively, at March 30, 2013. There were 617,468 unvested restricted grants and 27,763 restricted share units at March 30, 2013. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate since the inception of share option granting. The estimated value of future forfeitures for equity grants as of March 30, 2013 is approximately $2.0 million.

13. Taxes

MKHL is incorporated in the British Virgin Islands and is generally not subject to taxation. MKHL’s subsidiaries are subject to taxation in the United States and various other foreign jurisdictions which are aggregated in the “Non-U.S,” information captioned below.

Income (loss) before provision for income taxes consisted of the following (in thousands):

	Fiscal Years Ended
	March 30, 2013	March 31, 2012	April 2, 2011

United States	$538,607	$227,514	$134,197
Non-U.S.	88,520	21,302	(978)

Total income before provision for income taxes	$627,127	$248,816	$133,219

The provision for income taxes was as follows (in thousands):

	Fiscal Years Ended
	March 30, 2013	March 31, 2012	April 2, 2011
Current
U.S. Federal	$179,014	$79,690	$30,494
U.S. State	32,249	20,916	11,527
Non-U.S.	15,040	8,575	6,249

Total current	226,303	109,181	48,270

Deferred
U.S. Federal	1,246	(4,128)	9,950
U.S. State	2,088	(3,595)	2,057
Non-U.S.	(112)	(6)	436

Total deferred	3,222	(7,729)	12,443

Total provision for income taxes	$229,525	$101,452	$60,713

The following table summarizes the significant differences between the United States Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes:

	Fiscal Years Ended
	March 30, 2013	March 31, 2012	April 2, 2011

Federal tax at 35% statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	3.6%	4.8%	7.1%
Differences in tax effects on foreign income	–3.1%	–1.3%	1.9%
Foreign tax credit	–0.2%	–0.6%	–1.1%
Liability for uncertain tax positions	0.5%	0.2%	0.3%
Effect of changes in valuation allowances on deferred tax assets	0.3%	1.8%	2.5%
Other	0.5%	0.9%	–0.1%

	36.6%	40.8%	45.6%

Significant components of the Company’s deferred tax assets (liabilities) consist of the following (in thousands):

	March 30, 2013	March 31, 2012
Deferred tax assets
Inventories	$8,469	$5,185
Payroll related accruals	1,188	1,123
Deferred rent	16,209	11,677
Net operating loss carryforwards	8,508	8,142
Stock compensation	8,909	7,777
Deferred revenue	—	3,993
Other	2,331	1,464

	45,614	39,361
Valuation allowance	(8,746)	(8,233)

Total deferred tax assets	36,868	31,128

Deferred tax liabilities
Goodwill and intangibles	(14,780)	(1,222)
Depreciation	(20,927)	(20,801)
Other	(1,455)	(308)

Total deferred tax liabilities	(37,162)	(22,331)

Net deferred tax (liability) assets	$(294)	$8,797

The Company maintains valuation allowances on deferred tax assets applicable to subsidiaries in jurisdictions for which separate income tax returns are filed and where realization of the related deferred tax assets from future profitable operations is not reasonably assured. Deferred tax valuation allowances were increased by approximately $1.6 million in Fiscal 2013, $4.4 million in Fiscal 2012, and $3.3 million in Fiscal 2011. As a result of the attainment and expectation of achieving profitable operations in certain countries comprising the Company’s European operations and certain state jurisdictions in the United States, for which deferred tax valuation allowances had been previously established, the Company released valuation allowances amounting to approximately $1.1 million in Fiscal 2013, $0.2 million in Fiscal 2012, and $0.9 million in Fiscal 2011.

The Company has non-U.S. net operating loss carryforwards of approximately $51.7 million that will begin to expire in 2016.

As of March 30, 2013, the Company has accrued a liability of approximately $7.1 million related to uncertain tax positions, which includes accrued interest, which is included in other long-term liabilities in the consolidated balance sheets.

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $6.6 million at March 30, 2013, and approximately $1.8 million at March 31, 2012. A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding accrued interest, for Fiscal 2013 and Fiscal 2012, are presented below (in thousands):

	March 30, 2013	March 31, 2012

Unrecognized tax benefits beginning balance	$1,758	$939
Additions related to prior period tax positions	3,318	246
Additions related to current period tax positions	2,482	573
Decreases from prior period positions	(930)	—

Unrecognized tax benefits ending balance	$6,628	$1,758

The Company classifies interest expense and penalties related to unrecognized tax benefits as components of the provision for income taxes. Interest expense recognized in the consolidated statements of operations for Fiscal 2013 and Fiscal 2012 was approximately $0.3 million and $0.1 million, respectively.

The total amount of unrecognized tax benefits relating to the Company’s tax positions is subject to change based on future events, including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. The Company files income tax returns in the United States, for federal, state, and local purposes, and in certain foreign jurisdictions. With few exceptions, the Company is no longer subject to examinations by the relevant tax authorities for years prior to its fiscal year ended March 28, 2009.

The total amount of undistributed earnings of United States and other non-U.S. subsidiaries as of March 30, 2013 was approximately $671.1 million. It is the Company’s intention to permanently reinvest undistributed earnings of its United States and non-U.S. subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for withholding taxes or income taxes which may become payable if undistributed earnings are paid as dividends.

14. Retirement Plans

The Company maintains defined contribution plans for employees, who become eligible to participate after three months of service. Features of these plans allow participants to contribute to a plan a percentage of their compensation, up to statutory limits depending upon the country in which a plan operates, and provide for mandatory and/or discretionary matching contributions by the Company. For the years ended March 30, 2013, March 31, 2012, and April 2, 2011, the Company recognized expense of approximately $2.2 million. $1.6 million and $1.3 million, respectively, related to these retirement plans.

15. Segment Information

The Company operates its business through three operating segments—Retail, Wholesale and Licensing—which are based on its business activities and organization. The operating segments are segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources, as well as in assessing performance. The primary key performance indicators are net sales or revenue (in the case of Licensing) and operating income for each segment. The Company’s reportable segments represent channels of distribution that offer similar merchandise, customer experience and sales/marketing strategies. Sales of the Company’s products through Company owned stores for the Retail segment include “Collection,” “Lifestyle” including “concessions,” and outlet stores located throughout North America, Europe, and Japan. Products sold through the Retail segment include women’s apparel, accessories (which include handbags and small leather goods such as wallets), footwear and licensed products, such as watches, fragrances and eyewear. The Wholesale segment includes sales primarily to major department stores and specialty shops throughout North America and Europe. Products sold through the Wholesale segment include accessories (which include handbags and small leather goods such as wallets), footwear and women’s and men’s apparel. The Licensing segment includes royalties earned on licensed products and use of the Company’s trademarks, and rights granted to third parties for the right to sell the Company’s products in certain geographical regions (e.g. the Middle East) and countries such as Korea, the Philippines, Singapore, Malaysia, Russia and Turkey. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. Corporate overhead expenses are allocated to the segments based upon specific usage or other allocation methods.

The Company has allocated $12.1 million and $1.9 million of its recorded goodwill to its Wholesale and Licensing segments, respectively. The Company does not have identifiable assets separated by segment. The following table presents the key performance information of the Company’s reportable segments (in thousands):

	Fiscal Years Ended
	March 30, 2013	March 31, 2012	April 2, 2011
Revenue:
Net sales: Retail	$1,062,642	$626,940	$344,195
Wholesale	1,032,115	610,160	413,605
Licensing	86,975	65,154	45,539

Total revenue	$2,181,732	$1,302,254	$803,339

Income from operations:
Retail	$315,654	$121,851	$61,194
Wholesale	269,323	85,000	48,241
Licensing	45,037	40,831	27,431

Income from operations	$630,014	$247,682	$136,866

Depreciation and amortization expense for each segment are as follows (in thousands):

	Fiscal Years Ended
	March 30, 2013	March 31, 2012	April 2, 2011

Depreciation:
Retail (1)	$35,388	$25,293	$16,526
Wholesale	18,531	12,012	8,894
Licensing	372	249	123

Total depreciation	$54,291	$37,554	$25,543

(1)	Excluded in the above table are impairment charges related to the retail segment for $0.7 million, $3.3 million, and $3.8 million, during the fiscal years ended March 30, 2013, March 31, 2012, and April 2, 2011, respectively.

Total revenue (as recognized based on country of origin), and long-lived assets by geographic location of the consolidated Company are as follows (in thousands):

	Fiscal Years Ended
	March 30, 2013	March 31, 2012	April 2, 2011
Net revenues:
North America (U.S. and Canada)	$1,938,635	$1,183,234	$763,819
Europe	220,724	108,790	38,502
Other regions	22,373	10,230	1,018

Total net revenues	$2,181,732	$1,302,254	$803,339

	As of
	March 30, 2013	March 31, 2012
Long-lived assets:
North America (U.S. and Canada)	$209,973	$151,516
Europe	46,154	27,857
Other regions	6,966	5,528

Total Long-lived assets:	$263,093	$184,901

16. Agreements with Shareholders and Related Party Transactions

During July 2011, the note payable to the Company’s former parent, for $101.7 million, was exchanged for 475,796 preference shares and 6,579,662 ordinary shares, after taking into effect the impact of the share exchange that resulted from the reorganization discussed in Note 2. Accordingly, there are no outstanding balances related to the note, subsequent to the aforementioned transaction.

From time to time, Sportswear Holdings Limited or its affiliates have provided a plane for purposes of business travel to the directors and senior management of the Company at no charge to the Company. During Fiscal 2013, approximately $0.3 million, representing the estimated costs of these services, which are based on allocated or incremental cost, was charged to selling, general and administrative expenses as an offset to contributed capital (additional paid-in capital). The Company or its chief executive officer may arrange a plane owned by Sportswear Holdings Limited or its affiliates to be used for the Company’s directors and senior management for purposes of business travel on terms and conditions not less favorable to the Company than it would receive in an arm’s-length transaction with a third party. To the extent the Company’s chief executive officer enters into such an arrangement for business travel, the Company will reimburse him for the actual market price paid for the use of such plane. These reimbursed expenses will be charged to the Company’s operations but will not result in an increase to additional paid-in capital.

The Company’s Chief Creative Officer Michael Kors, John Idol, and certain of the Company’s current shareholders, including Sportswear Holdings Limited, jointly own Michael Kors Far East Holdings Limited, a BVI company. During Fiscal 2012, the Company entered into certain licensing agreements with certain subsidiaries of Michael Kors Far East Holdings Limited (the “Licensees”) which provide the Licensees with certain exclusive rights for use of the Company’s trademarks within China, Hong Kong, Macau and Taiwan, and to import, sell, advertise and promote certain of the Company’s products in these regions, as well as to own and operate stores which bear the Company’s tradenames. The agreements between the Company and subsidiaries of Michael Kors Far East Holdings Limited expire on March 31, 2041, and may be terminated by the Company at certain intervals if certain minimum sale benchmarks are not met. As of March 30, 2013, there were no royalties earned under these agreements. Under these agreements no royalties will be earned until the start of the Company’s fiscal 2014 year. The Company also provides the Licensees with certain services, including, but not limited to, supply chain and logistics support, and management information system support at the request of the Licensees, for which the Company charges a service fee based on allocated internal costs employed in delivering the services, and includes a contractually agreed upon markup. During Fiscal 2013, amounts charged to the Licensees for these services totaled $0.3 million, which is recorded in other selling, general and administrative expenses.

The Company routinely purchases certain inventory from a manufacturer owned by one of its directors. Amounts purchased during Fiscal 2013, Fiscal 2012 and Fiscal 2011, were approximately $5.7 million, $2.7 million and $2.6 million, respectively.

17. Selected Quarterly Financial Information (Unaudited)

The following table summarizes the Fiscal 2013 and 2012 quarterly results (dollars in thousands):

	Fiscal Quarter Ended
	June	September	December	March

Year Ended March 30, 2013
Total Revenue	$414,865	$532,935	$636,778	$597,154
Gross profit	$251,000	$315,900	$383,451	$356,215
Income from operations	$111,943	$157,928	$204,839	$155,304
Net income	$68,645	$97,828	$130,028	$101,101
Weighted average ordinary shares outstanding:
Basic	192,790,454	194,323,935	199,291,480	200,080,126
Diluted	199,391,127	200,192,291	202,817,811	203,785,123

Year Ended March 31, 2012
Total Revenue	$243,126	$305,532	$373,606	$379,990
Gross profit	$136,969	$175,100	$221,905	$219,122
Income from operations	$44,976	$59,278	$64,587	$78,841
Net income	$24,115	$40,606	$39,031	$43,612
Weighted average ordinary shares outstanding:
Basic	140,554,377	146,555,601	154,738,356	191,184,171
Diluted	179,177,268	187,580,161	193,583,954	196,855,404