Form 10-Q
period 2013-06-29
Michael Kors Holdings Ltd
filed 2013-08-08
CIK 1530721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

or

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

(Registrant’s telephone number, including area code: (852) 3928-5563)

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

As of August 2, 2013, Michael Kors Holdings Limited had 203,049,314 ordinary shares outstanding.

EX 10.1
EX 31.1
EX 31.2
EX 32.1
EX 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 29, 2013	March 30, 2013
Assets
Current assets
Cash and cash equivalents	$639,156	$472,511
Receivables, net	170,391	206,454
Inventories	319,459	266,894
Deferred tax assets	8,683	8,480
Prepaid expenses and other current assets	36,523	34,850

Total current assets	1,174,212	989,189
Property and equipment, net	258,021	242,113
Intangible assets, net	26,541	20,980
Goodwill	14,005	14,005
Deferred tax assets	5,191	4,389
Other assets	18,875	18,889

Total assets	$1,496,845	$1,289,565

Liabilities and Shareholders’ Equity
Current liabilities
Revolving line of credit	$—	$—
Accounts payable	104,647	82,977
Accrued payroll and payroll related expenses	20,822	38,642
Accrued income taxes	33,244	9,074
Accrued expenses and other current liabilities	50,427	33,555

Total current liabilities	209,140	164,248
Deferred rent	60,756	56,986
Deferred tax liabilities	15,288	13,163
Other long-term liabilities	11,145	7,922

Total liabilities	296,329	242,319
Commitments and contingencies
Shareholders’ equity
Ordinary shares, no par value; 650,000,000 shares authorized, and 202,811,756 shares issued and outstanding at June 29, 2013, and 201,454,408 shares issued and outstanding at March 30, 2013	—	—
Additional paid-in capital	454,707	424,454
Accumulated other comprehensive loss	(5,440)	(3,461)
Retained earnings	751,249	626,253

Total shareholders’ equity	1,200,516	1,047,246

Total liabilities and shareholders’ equity	$1,496,845	$1,289,565

See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	June 29, 2013	June 30, 2012
Net sales	$616,248	$397,370
Licensing revenue	24,611	17,495

Total revenue	640,859	414,865
Cost of goods sold	243,588	163,865

Gross profit	397,271	251,000
Selling, general and administrative expenses	183,734	126,002
Depreciation and amortization	15,975	13,055

Total operating expenses	199,709	139,057

Income from operations	197,562	111,943
Interest expense, net	170	435
Foreign currency loss (gain)	258	(375)

Income before provision for income taxes	197,134	111,883
Provision for income taxes	72,138	43,238

Net income	$124,996	$68,645

Weighted average ordinary shares outstanding:
Basic	201,208,189	192,790,454
Diluted	204,336,124	199,391,127

Net income per ordinary share:
Basic	$0.62	$0.36
Diluted	$0.61	$0.34

Statements of Comprehensive Income:
Net income	$124,996	$68,645
Foreign currency translation adjustments	(1,358)	(3,278)
Net realized and unrealized loss on derivatives	(621)	—

Comprehensive income	$123,017	$65,367

See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings	Total
	Shares	Amounts	Capital	Loss
Balance at March 30, 2013	201,454,408	$—	$424,454	$(3,461)	$626,253	$1,047,246
Net income	—	—	—	—	124,996	124,996
Foreign currency translation adjustment				(1,358)		(1,358)
Net unrealized gain on derivatives (net of taxes of $0.1 million)	—	—	—	(621)	—	(621)

Total comprehensive income	—	—		—	—	123,017
Issuance of restricted shares	238,932	—	—	—	—	—
Exercise of employee share options	1,118,416	—	6,411	—	—	6,411
Equity compensation expense	—	—	5,577	—	—	5,577
Tax benefits on exercise of share options	—	—	18,265	—	—	18,265

Balance at June 29, 2013	202,811,756	$—	$454,707	$(5,440)	$751,249	$1,200,516

See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	June 29, 2013	June 30, 2012
Cash flows from operating activities
Net income	$124,996	$68,645
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,975	13,055
Loss on disposal of fixed assets	121	148
Unrealized foreign exchange loss (gain)	258	(375)
Amortization of deferred financing costs	187	176
Amortization of deferred rent	1,295	1,207
Deferred income taxes	(128)	(3,891)
Equity compensation expense	5,577	4,982
Tax benefits on exercise of share options	(18,265)	(6,426)
Non-cash charges for services provided by former parent	—	77
Change in assets and liabilities:
Receivables, net	36,180	21,725
Inventories	(52,645)	(61,219)
Prepaid expenses and other current assets	(1,613)	(8,911)
Other assets	(818)	166
Accounts payable	21,795	15,774
Accrued expenses and other current liabilities	44,383	12,256
Other long-term liabilities	5,352	1,193

Net cash provided by operating activities	182,650	58,582

Cash flows from investing activities
Capital expenditures	(33,309)	(17,370)
Purchase of intangible assets	(5,843)	—

Net cash used in investing activities	(39,152)	(17,370)

Cash flows from financing activities
Repayments of borrowings under revolving credit agreement	(11,737)	(3,226)
Borrowings under revolving credit agreement	11,737	9,803
Exercise of employee share options	6,411	2,561
Tax benefits on exercise of share options	18,265	6,426
Payment of deferred financing costs	—	(37)

Net cash provided by financing activities	24,676	15,527

Effect of exchange rate changes on cash and cash equivalents	(1,529)	(1,018)

Net increase in cash and cash equivalents	166,645	55,721
Beginning of period	472,511	106,354

End of period	$639,156	$162,075

Supplemental disclosures of cash flow information
Cash paid for interest	$109	$95
Cash paid for income taxes	$22,845	$16,418
Supplemental disclosure of noncash investing and financing activities
Accrued capital expenditures	$10,938	$13,455

See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Basis of Presentation

Michael Kors Holdings Limited (“MKHL,” and together with its subsidiaries, the “Company”) was incorporated in the British Virgin Islands (“BVI”) on December 13, 2002. The Company is a leading designer, marketer, distributor and retailer of branded women’s apparel and accessories and men’s apparel bearing the Michael Kors tradename and related trademarks “MICHAEL KORS,” “MICHAEL MICHAEL KORS,” “KORS MICHAEL KORS” and various other related trademarks and logos. The Company’s business consists of retail, wholesale and licensing segments. Retail operations consist of collection stores, lifestyle stores, including concessions and outlet stores located primarily in the United States, Canada, Europe and Japan. Wholesale revenues are principally derived from major department and specialty stores located throughout the United States, Canada and Europe. The Company licenses its trademarks on products such as fragrances, cosmetics, eyewear, leather goods, jewelry, watches, coats, men’s suits, swimwear, furs and ties.

The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements as of June 29, 2013, and for the three months ended June 29, 2013 and June 30, 2012, are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The interim financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended March 30, 2013, as filed with the Securities and Exchange Commission on May 29, 2013, in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full fiscal year.

The Company utilizes a 52 to 53 week fiscal year ending on the Saturday closest to March 31. As such, the term “Fiscal Year” or “Fiscal” refers to the 52-week or 53-week period, ending on that day. The results for the three months ended June 29, 2013 and June 30, 2012, are based on a 13-week period.

2. Summary of Significant Accounting Policies

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

Derivative Financial Instruments

The Company uses forward currency exchange contracts to manage its exposure to fluctuations in foreign currency for certain of its transactions. The Company in its normal course of business enters into transactions with foreign suppliers and seeks to minimize risks related to these transactions. The Company employs these forward currency contracts to hedge the Company’s cash flows, as they relate to foreign currency transactions, of which certain of these contracts are designated as hedges for accounting purposes, while others are undesignated hedges for hedge accounting purposes. These derivative instruments are recorded on Company’s consolidated balance sheets at fair value, regardless if they are designated or undesignated as hedges.

Prior to Fiscal 2013, the Company did not designate these instruments as hedges for hedge accounting purposes. During the third quarter of Fiscal 2013, the Company adopted the provisions of hedge accounting and elected to designate certain contracts entered into during that period as hedges for hedge accounting purposes, and will continue to do so going forward, for contracts related to the purchase of inventory. Accordingly, the effective portion of changes in the fair value for contracts entered into during the quarter ended June 29, 2013, are recorded in equity as a component of accumulated other comprehensive income, and to cost of sales for any portion of those contracts deemed ineffective. The Company will continue to record changes in the fair value of hedge designated contracts in this manner until their maturity, where the unrealized gain or loss will be recognized into earnings in that period. For those contracts entered into prior to adoption of hedge accounting, as well as those that will not be designated as hedges in future periods, changes in the fair value, as of each balance sheet date and upon maturity, are recorded in cost of sales or operating expenses, within the Company’s consolidated statements of operations, as applicable to the transactions for which the forward exchange contracts were intended to hedge. During the three months ended June 29, 2013, the net realized gain of $0.6 million, related to the change in fair value of those contracts not designated as hedges, were recorded as a component of cost of sales. In addition, the net unrealized loss related to contracts designated as hedges for $0.6 million, was charged to equity as a component of accumulated other comprehensive income during the three months ended June 29, 2013. For the three months ended June 29, 2013, amounts related to the ineffectiveness of these contracts were de minimis. The following table details the fair value of these contracts as of June 29, 2013, and March 30, 2013 (in thousands):

	June 29, 2013	March 30, 2013
Prepaid expenses and other current assets	$1,269	$1,367
Accrued expenses and other current liabilities	$—	$(71)

The Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. In attempts to mitigate counterparty credit risk, the Company enters into contracts with carefully selected financial institutions based upon their credit ratings and certain other financial factors, adhering to established limits for credit exposure. The aforementioned forward contracts generally have a term of no more than 12 months. The period of these contracts is directly related to the foreign transaction they are intended to hedge. The notional amount of these contracts outstanding at June 29, 2013 was approximately $99.0 million, which was comprised predominately of those designated as hedges.

Net Income Per Share

The Company’s basic net income per share excludes the dilutive effect of share options and units, as well as unvested restricted shares. It is based upon the weighted average number of ordinary shares outstanding during the period divided into net income.

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

The components of the calculation of basic net income per ordinary share and diluted net income per ordinary share are as follows (in thousands except share and per share data):

	Three Months Ended
	June 29, 2013	June 30, 2012
Numerator:
Net Income	$124,996	$68,645

Denominator:
Basic weighted average ordinary shares	201,208,189	192,790,454
Weighted average dilutive share equivalents:
Share options and restricted shares/units	3,127,935	6,600,673

Diluted weighted average ordinary shares	204,336,124	199,391,127

Basic net income per ordinary share	$0.62	$0.36

Diluted net income per ordinary share	$0.61	$0.34

Share equivalents for the three months ended June 29, 2013 for 63,715 shares have been excluded from the above calculation as they were anti-dilutive. Share equivalents for the three months ended June 30, 2012 for 105,755 shares have been excluded from the above calculation as they were anti-dilutive.

Recent Accounting Pronouncements— With the exception of the below, the Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that have a material impact on results of operations, financial condition, or cash flows, based on current information.

During the fiscal quarter ended June 29, 2013, the company adopted the provisions of Accounting Standard Update 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”) which the Financial Accounting Standards Board (“FASB”) issued in February 2013. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The ASU is effective for annual periods and interim periods within those periods beginning after December 15, 2012. For the three months ended June 29, 2013, the amounts reclassified out of accumulated other comprehensive income were de minimis.

3. Receivables, net

Receivables, net consist of (in thousands):

	June 29, 2013	March 30, 2013
Trade receivables:
Credit risk assumed by factors/insured	$168,876	$199,677
Credit risk retained by Company	35,892	45,588
Receivables due from licensees	9,645	7,344

	214,413	252,609
Less allowances:	(44,022)	(46,155)

	$170,391	$206,454

The Company has historically assigned a substantial portion of its trade receivables to factors in the United States and Europe whereby the factors assumed credit risk with respect to such receivables assigned. Under the factor agreements, factors bear the risk of loss from the financial inability of the customer to pay the trade receivable when due, up to such amounts as accepted by the factor; but not the risk of non-payment of such trade receivable for any other reason. Beginning in July 2012, the Company assumed responsibility for a large portion of previously factored accounts receivable balances the majority of which were insured at June 29, 2013. The Company provides an allowance for such non-payment risk at the time of sale, which is recorded as an offset to revenue.

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

The allowance for doubtful accounts is determined through analysis of periodic aging of receivables for which credit risk is not assumed by the factors, or which are not covered under insurance, and assessments of collectability based on an evaluation of historic and anticipated trends, the financial conditions of the Company’s customers and the impact of general economic conditions. The past due status of a receivable is based on its contractual terms. Amounts deemed uncollectible are written off against the allowance when it is probable the amounts will not be recovered. Allowances for doubtful accounts were $1.2 million and $1.1 million, at June 29, 2013 and March 30, 2013, respectively.

4. Property and Equipment, net

Property and equipment consist of (in thousands):

	June 29, 2013	March 30, 2013

Furniture and fixtures	$82,509	$76,336
Equipment	14,249	13,276
Computer equipment and software	30,565	29,429
In-store shops	85,962	78,809
Leasehold improvements	178,559	168,306

	391,844	366,156
Less: accumulated depreciation and amortization	(178,662)	(165,340)

	213,182	200,816
Construction-in-progress	44,839	41,297

	$258,021	$242,113

Depreciation and amortization of property and equipment for the three months ended June 29, 2013, was $15.5 million, and for the three months ended June 30, 2012, was $12.7 million.

5. Intangible Assets and Goodwill

The following table discloses the carrying values of intangible assets and goodwill (in thousands):

	June 29, 2013			March 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Trademarks	$23,000	$11,980	$11,020	$23,000	$11,693	$11,307
Lease Rights	18,432	2,911	15,521	12,433	2,760	9,673
Goodwill	14,005	—	14,005	14,005	—	14,005

	$55,437	$14,891	$40,546	$49,438	$14,453	$34,985

The trademarks relate to the Company’s brand name and are amortized over twenty years. Lease rights are amortized over the respective terms of the underlying lease. Amortization expense was $0.4 million for the three months ended June 29, 2013, and $0.4 million for the three months ended June 30, 2012.

Goodwill is not amortized but will be evaluated for impairment in the last quarter of Fiscal 2014, or whenever impairment indicators exist. As of June 29, 2013, cumulative impairment related to goodwill totaled $5.4 million. There were no charges related to the impairment of goodwill in the periods presented.

Estimated amortization expense for each of the next five years is as follows (in thousands):

Remainder of Fiscal 2014	$2,005
Fiscal 2015	2,841
Fiscal 2016	2,835
Fiscal 2017	2,835
Fiscal 2018	2,788
Thereafter	13,237

$26,541

6. Credit Facilities

Secured Revolving Credit Facility

The Company had a revolving credit facility, with a maturity date of September 15, 2015, which it terminated during February 2013 (the “2011 Credit Facility”). The 2011 Credit Facility was originally entered into during Fiscal 2007 and was amended on September 15, 2011. Pursuant to such amendment, the Credit Facility provided up to $100.0 million of borrowings, and was originally set to expire on September 15, 2015. The agreement also provided for loans and letters of credit to our European subsidiaries of up to $35.0 million. All other terms and conditions under the 2011 Credit Facility remained consistent with the original agreement. The 2011 Credit Facility provided for aggregate credit available equal to the lesser of (i) $100.0 million, or (ii) the sum of specified percentages of eligible receivables and eligible inventory, as defined, plus $30.0 million. The terms of the 2011 Credit Facility required all amounts outstanding under the agreement to be collateralized by substantially all of our assets throughout the duration of the agreement. The 2011 Credit Facility contained financial covenants which limited our capital expenditures to $110.0 million for any one fiscal year plus additional amounts as permitted, and a minimum fixed charge coverage ratio of 2.0 to 1.0 (with the ratio being EBITDA plus consolidated rent expense to the sum of fixed charges plus consolidated rent expense), restricted and limited additional indebtedness, and restricted the incurrence of additional liens and cash dividends. During the three months ended June 30, 2012 the Company was in compliance with all of the covenants covered under the agreement.

Borrowings under the 2011 Credit Facility accrued interest at the rate per annum announced from time to time by the agent of 1.25% above the prevailing applicable prime rate, or at a per annum rate equal to 2.25% above the prevailing LIBOR rate. For the three months ended June 30, 2012, the weighted average interest rate for the revolving credit facility was 2.94%. The Credit Facility required an annual facility fee of $0.1 million, and an annual commitment fee of 0.35% on the unused portion of the available credit under the Credit Facility, which was payable quarterly.

At June 29, 2013 there were no amounts outstanding or available related to this agreement.

Senior Unsecured Revolving Credit Facility

On February 8, 2013, the Company terminated the provisions of its existing 2011 Credit Facility and entered into a senior unsecured credit facility (“2013 Credit Facility”). Pursuant to the agreement the 2013 Credit Facility provides for up to $200.0 million of borrowings, and expires on February 8, 2018. The agreement also provides for loans and letters of credit to our European subsidiaries of up to $100.0 million. The 2013 Credit Facility contains financial covenants such as requiring an adjusted leverage ratio of 3.5 to 1.0 (with the ratio being total consolidated indebtedness plus 8.0 times consolidated rent expense to EBITDA plus consolidated rent expense) and a fixed charge coverage ratio of 2.0 to 1.0 (with the ratio being EBITDA plus consolidated rent expense to the sum of fixed charges plus consolidated rent expense), restricts and limits additional indebtedness, and restricts the incurrence of additional liens and cash dividends. As of June 29, 2013, the Company was in compliance with all covenants related to this agreement.

Borrowings under the 2013 Credit Facility accrue interest at the rate per annum announced from time to time by the agent a rate based on the rates applicable for deposits in the London interbank market for U.S. Dollars or the applicable currency in which the loans are made (the “Adjusted LIBOR”) plus an applicable margin. The applicable margin may range from 1.25% to 2.5%, and is based, or dependent upon, a particular threshold related to the adjusted leverage ratio calculated during the period of borrowing. For the three months ended June 29, 2013, the weighted average interest rate for the revolving credit facility was 1.58%. The 2013 Credit Facility requires an annual facility fee of $0.1 million, and an annual commitment fee of 0.25% to 0.35% on the unused portion of the available credit under the facility.

As of June 29, 2013, there were no amounts outstanding under the 2013 Credit Facility, and the amount available for future borrowings was $189.3 million. The largest amount borrowed during the three months ended June 29, 2013, was $6.5 million. At June 29, 2013, there were documentary letters of credit outstanding of approximately $0.4 million, and stand-by letters of credit of $10.3 million.

7. Commitments and Contingencies

In the ordinary course of business, the Company is party to various legal proceedings and claims. Although the outcome of such items cannot be determined with certainty, the Company’s management does not believe that the outcome of all pending legal proceedings in the aggregate will have a material adverse effect on its cash flow, results of operations or financial position.

8. Fair Value of Financial Instruments

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

The Company has historically entered into forward exchange contracts to hedge the foreign currency exposure for certain inventory purchases from its manufacturers in Europe and Asia, as well as commitments for certain services. The forward contracts that are used in the program mature in twelve months or less, consistent with the related panned purchases or services. The Company attempts to hedge the majority of its total anticipated European and Asian purchase and service contracts. Realized gains and losses applicable to derivatives used for inventory purchases are recognized in cost of sales, and those applicable to other services are recognized in selling, general and administrative expenses (see Note 2 Summary of Significant Accounting Policies- Derivative Financial Instruments, for further detail regarding hedge accounting treatment as it relates to gains and losses). At June 29, 2013, the fair value of the Company’s foreign currency forward contracts, the Company’s only derivatives, were valued using broker quotations which were calculations derived from observable market information: the applicable currency forward rates at the balance sheet date and those forward rates particular to the contract at inception. The Company makes no adjustments to these broker obtained quotes or prices, but does assess the credit risk of the counterparty and would adjust the provided valuations for counterparty credit risk when appropriate. The fair value of the forward contracts are included in prepaid expenses and other current assets, and in accrued expenses and other current liabilities in the consolidated balance sheets, depending on whether they represent assets or (liabilities) to the Company. All contracts are categorized in Level 2 of the fair value hierarchy as shown in the following table:

	Total	Fair value at June 29, 2013, using:
(In thousands)		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts- Euro	$849	$—	$849	$—
Foreign currency forward contracts- Canadian Dollar	416		416
Foreign currency forward contracts- U.S. Dollar	4	—	4	—

Total	$1,269	$—	$1,269	$—

The Company’s cash and cash equivalents, accounts receivable and accounts payable, are recorded at carrying value, which approximates fair value. Borrowings under the Credit Facility are recorded at face value as the fair value of the Credit Facility is synonymous with its recorded value as it is a short-term debt facility due to its revolving nature.

9. Other Comprehensive Income- Hedging Instruments

The Company designates certain forward currency exchange contracts as hedges for hedge accounting purposes (see Note 2, Summary of Significant Accounting Policies- Derivative Financial Instruments). The Company employs forward currency contracts to hedge the Company’s exposures, as they relate to certain forecasted inventory purchase in foreign currencies, and as such are regarded as cash flow hedges up to such time the forecasted transaction occurs.

Changes in the fair value of the effective portion of these contracts are recorded in equity as a component of accumulated other comprehensive income, as of each balance sheet date, and are reclassified from accumulated other comprehensive income into earnings when the items underlying the hedged transactions are recognized into earnings, as a component of cost of sales within the Company’s consolidated statements of operations. During the three months ended June 29, 2013, the net realized loss of $0.6 million, related to the change in fair value of those contracts, the effective portion, was charged to other comprehensive income. For the three months ended June 29, 2013, the amounts reclassified out of accumulated other comprehensive income were de minimis.

There were no contracts designated as hedging for hedge accounting purposes prior to and as of June 30, 2012.

10. Share-Based Compensation

The Company issues equity grants to certain employees and directors of the Company at the discretion of the Company’s Compensation Committee. The Company has two equity plans, one adopted in Fiscal 2008, the Michael Kors (USA), Inc. Stock Option Plan (as amended and restated, the “2008 Plan”), and the other adopted in the third fiscal quarter of Fiscal 2012, the Michael Kors Holdings Limited Omnibus Incentive Plan (the “2012 Plan”). The 2008 Plan provided for the granting of share options only and was authorized to issue up to 23,980,823 ordinary shares. As of March 31, 2012, there are no shares available for the granting of equity awards under the 2008 Plan. The 2012 Plan allows for the granting of share options, restricted shares and restricted share units, and other equity awards, and authorizes a total issuance of up to 15,246,000 ordinary shares. At June 29, 2013, there were 11,904,792 ordinary shares available for the granting of equity awards under the 2012 Plan. Option grants issued from the 2008 Plan generally expire ten years from the date of the grant, and those issued under the 2012 Plan generally expire seven years from the date of the grant.

Share Options

Share options are generally exercisable at no less than the fair market value on the date of grant. The Company has issued two types of option grants, those that vest based on the attainment of a performance target and those that vest based on the passage of time. Performance based share options may vest based upon the attainment of one of two performance measures. One performance measure is an individual performance target, which is based upon certain performance targets unique to the individual grantee, and the other measure is a company-wide performance target, which is based on a cumulative minimum growth requirement in consolidated net equity. The individual performance target vests 20% of the total option grant each year the target is satisfied. The individual has ten years in which to achieve five individual performance vesting tranches. The company-wide performance target must be achieved over the ten-year term. Performance is measured at the end of the term, and any unvested options under the grant vest if the target is achieved. The Company-wide performance target is established at the time of the grant. The target metrics underlying individual performance vesting requirements are established for each recipient each year up until such time as the grant is fully vested. Options subject to time based vesting requirements generally become vested in four equal increments on each of the first, second, third and fourth anniversaries of the date on which such options were awarded.

The following table summarizes the share option activity during the three months ended June 29, 2013, and information about options outstanding June 29, 2013:

	Number of Options	Weighted Average Exercise price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at March 30, 2013	10,381,342	$9.21
Granted	598,903	$62.24
Exercised	(1,118,416)	$5.73
Canceled/forfeited	(2,507)	$62.24

Outstanding at June 29, 2013	9,859,322	$12.81	6.92	$485,285

Vested or expected to vest at June 29, 2013	9,464,949	$12.81	6.92

Vested and exercisable at June 29, 2013	3,228,969	$6.91	6.69	$177,944

There were 6,630,353 non-vested and 3,228,969 vested outstanding options at June 29, 2013. The total intrinsic value of options exercised during the three months ended June 29, 2013 was $64.1 million, and the cash received from options exercised during this period was $6.4 million. The total intrinsic value of options exercised during the three months ended June 30, 2012 was $17.7 million, and the cash received from options exercised during this period was $2.6 million. As of June 29, 2013, the remaining unrecognized share-based compensation expense for non-vested share options and restricted shares to be expensed in future periods is $41.2 million, and the related weighted-average period over which it is expected to be recognized is approximately 3.91 years.

The weighted average grant date fair value for options granted during the three months ended June 29, 2013 was $24.87. The weighted average grant date fair value was $16.26 for options granted during the three months ended June 30, 2012. The following table represents assumptions used to estimate the fair value of options:

	Three Months Ended
	June 29, 2013	June 30, 2012
Expected dividend yield	0.0%	0.0%
Volatility factor	46.2%	50.2%
Weighted average risk-free interest rate	1.0%	0.6%
Expected life of option	4.75 years	4.75 years

Restricted Shares and Restricted Share Units

The Company grants restricted shares and restricted share units at the fair market value at the date of the grant. Expense for restricted share grants is calculated based on the intrinsic value of the grant, which is the difference between the cost to the recipient and the fair market value of the underlying share (grants are generally issued at no cost to the recipient). Expense is recognized ratably over the vesting period which is generally three to four years from the date of the grant. Similar to share options, restricted share grants generally vest in four equal increments on each of the first, second, third and fourth anniversaries of the date on which such grants were awarded. With respect to restricted share units, there are two types: performance based vesting grants and time based vesting grants. Share units whose vesting is based on meeting certain performance criteria, vest in full three years from their anniversary date only if certain cumulative performance targets are met at the end of the three year period. Expense related to these grants is recognized ratably over the three year performance period subject to the probability of the attainment of the related performance targets. Share units that vest based on time generally vest in full on the first anniversary of the date of the grant, and are expensed over a one year period.

The following table summarizes restricted shares under the 2012 Plan as of June 29, 2013 and changes during the fiscal period then ended:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at March 30, 2013	617,468	$23.66
Granted	239,936	$62.24
Vested	(815)	$38.38
Canceled/forfeited	(1,004)	$62.24

Unvested at June 29, 2013	855,585	$34.41

The total fair value of restricted shares vested during the three months ended June 29, 2013 was $0.1 million. There were no restricted shares/units that vested during the three months ended June 30, 2012. As of June 29, 2013, the remaining unrecognized share-based compensation expense for non-vested restricted share grants to be expensed in future periods is $25.7 million, and the related weighted-average period over which it is expected to be recognized is approximately 3.21years.

The following table summarizes restricted share units under the 2012 Plan as of June 29, 2013 and changes during the fiscal period then ended:

	Number of Unvested Restricted Units	Weighted Average Grant Date Fair Value
Unvested at March 30, 2013	27,763	$31.12
Granted	163,077	$62.24
Vested	—	$—
Canceled/forfeited	—	$—

Unvested at June 29, 2013	190,840	$57.71

As of June 29, 2013, the remaining unrecognized share-based compensation expense for non-vested restricted share units to be expensed in future periods is $10.1 million, and the related weighted-average period over which it is expected to be recognized is approximately 2.89 years.

Compensation expense attributable to share-based compensation for the three months ended June 29, 2013 was approximately $5.6 million. The compensation expense recognized during the three months ended June 30, 2012, was approximately $5.0 million. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate since the inception of stock option granting. The estimated value of future forfeitures for equity grants as of June 29, 2013 is approximately $2.1 million.

11. Segment Information

The Company operates its business through three operating segments—Retail, Wholesale and Licensing—which are based on its business activities and organization. The operating segments are segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources, as well as in assessing performance. The primary key performance indicators are net sales or revenue (in the case of Licensing) and operating income for each segment. The Company’s reportable segments represent channels of distribution that offer similar merchandise, customer experience and sales/marketing strategies. Sales of the Company’s products through Company owned stores for the Retail segment include “Collection,” “Lifestyle” including “concessions,” and outlet stores located throughout North America, Europe, and Japan. Products sold through the Retail segment include women’s apparel, accessories (which include handbags and small leather goods such as wallets), footwear and licensed products, such as watches, fragrances and eyewear. The Wholesale segment includes sales primarily to major department stores and specialty shops throughout North America and Europe. Products sold through the Wholesale segment include accessories (which include handbags and small leather goods such as wallets), footwear and women’s and men’s apparel. The Licensing segment includes royalties earned on licensed products and use of the Company’s trademarks, and rights granted to third parties for the right to sell the Company’s products in certain geographical regions such as Korea, the Philippines, Singapore, Malaysia, Indonesia, Australia, the Middle East, Russia, Turkey, China, Hong Kong, Macau Taiwan, Latin America and the Caribbean, and India. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. Corporate overhead expenses are allocated to the segments based upon specific usage or other allocation methods.

The Company has allocated $12.1 million and $1.9 million of its recorded goodwill to its Wholesale and Licensing segments, respectively. The Company does not have identifiable assets separated by segment. The following table presents the key performance information of the Company’s reportable segments (in thousands):

	Three Months Ended
	June 29, 2013	June 30, 2012

Revenue:
Net sales: Retail	$325,672	$215,004
Wholesale	290,576	182,366
Licensing	24,611	17,495

Total revenue	$640,859	$414,865

Income from operations:
Retail	$103,114	$59,879
Wholesale	81,046	40,718
Licensing	13,402	11,346

Income from operations	$197,562	$111,943

Depreciation and amortization expense for each segment are as follows (in thousands):

	Three Months Ended
	June 29, 2013	June 30, 2012
Depreciation and amortization:
Retail	$9,717	$9,213
Wholesale	6,151	3,766
Licensing	107	76

Total depreciation and amortization	$15,975	$13,055

Total revenue (as recognized based on country of origin), and long-lived assets by geographic location of the consolidated Company are as follows (in thousands):

	Three Months Ended
	June 29, 2013	June 30, 2012
Revenue:
North America (U.S. and Canada)	$551,554	$377,149
Europe	81,479	33,387
Other regions	7,826	4,329

Total revenue	$640,859	$414,865

	As of
	June 29, 2013	March 30, 2013
Long-lived assets:
North America (U.S. and Canada)	$220,959	$209,973
Europe	57,034	46,154
Other regions	6,569	6,966

Total Long-lived assets:	$284,562	$263,093

12. Agreements with Shareholders and Related Party Transactions

From time to time, Sportswear Holdings Limited or its affiliates have provided a plane for purposes of business travel to the directors and senior management of the Company at no charge to the Company. During the three months ended June 30, 2012, $0.1 million, representing the estimated costs of these services, which are based on allocated or incremental cost, was charged to selling, general and administrative expenses as an offset to contributed capital (additional paid-in capital). There were no amounts recorded to contributed capital related to these services for the three months ended June 29, 2013. The Company or its chief executive officer may arrange a plane owned by Sportswear Holdings Limited or its affiliates to be used for the Company’s directors and senior management for purposes of business travel on terms and conditions not less favorable to the Company than it would receive in an arm’s-length transaction with a third party. To the extent the Company’s chief executive officer enters into such an arrangement for business travel, the Company will reimburse him for the actual market price paid for the use of such plane. During the three months ended June 29, 2013, the Company chartered this plane from Sportswear Holdings Limited for business purposes, the amounts of which were paid in cash and charged to operating expenses. Amount charged to the Company in connection with these services was approximately $0.5 million during this period.

The Company’s Chief Creative Officer, Michael Kors, and the Company’s Chief Executive Officer, John Idol, and certain of the Company’s current shareholders, including Sportswear Holdings Limited, jointly own Michael Kors Far East Holdings Limited, a BVI company. During Fiscal 2012, the Company entered into certain licensing agreements with certain subsidiaries of Michael Kors Far East Holdings Limited (the “Licensees”) which provide the Licensees with certain exclusive rights for use of the Company’s trademarks within China, Hong Kong, Macau and Taiwan, and to import, sell, advertise and promote certain of the Company’s products in these regions, as well as to own and operate stores which bear the Company’s tradenames. The agreements between the Company and subsidiaries of Michael Kors Far East Holdings Limited expire on March 31, 2041, and may be terminated by the Company at certain intervals if certain minimum sale benchmarks are not met. As of June 29, 2013, there were approximately $0.2 million of royalties earned under these agreements. There were no royalties earned during the three months ended June 30, 2012, as the Company was not entitled to royalties under this agreement until the start of its fiscal 2014 year. The Company also provides the Licensees with certain services, including, but not limited to, supply chain and logistics support, and management information system support at the request of the Licensees, for which the Company charges a service fee based on allocated internal costs employed in delivering the services, and includes a contractually agreed upon markup. During the three months ended June 30, 2012, amounts charged to the Licensees for these services totaled $0.1 million, and was recorded in other selling, general and administrative expenses. There were no services rendered on behalf of the Licensees, and thus no fees were charged, during the three months ended June 29, 2013.

The Company routinely purchases certain inventory from a manufacturer owned by one of its directors. Amounts purchased during the three months ended June 29, 2013, and June 30, 2012, were $0.7 million and $0.9 million, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto included as part of this interim report. This report contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may,” “expect,” “anticipate,” “estimate,” “seek,” “intend,” “believe” or similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, capital expenditures, general and administrative expenses, capital resources, new stores, additional financings or borrowings and additional losses and are subject to risks and uncertainties including, but not limited to, those discussed in this report that could cause actual results to differ materially from the results contemplated by these forward-looking statements. We also urge you to carefully review the risk factors set forth under “Risk Factors” in our Annual report on Form 10-K, (File No. 001-35368), filed on May 29, 2013, with the Securities and Exchange Commission.

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

We operate our business in three segments—retail, wholesale and licensing—and we have a strategically controlled global distribution network focused on company-operated retail stores, leading department stores, specialty stores and select licensing partners. As of June 29, 2013, our retail segment included 249 North American retail stores, including concessions, and 79 international retail stores, including concessions, in Europe and Japan. As of June 29, 2013, our wholesale segment included wholesale sales through approximately 2,214 department store and specialty store doors in North America and wholesale sales through approximately 1,034 department store and specialty store doors internationally (department stores as they are referred to here are comprised of full-price department stores only). Our remaining revenue is generated through our licensing segment, through which we license to third parties certain production, sales and/or distribution rights. During the first three months of Fiscal 2014, our licensing segment accounted for approximately 3.8% of our total revenue and consisted primarily of royalties earned on licensed products and our geographic licenses.

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

Certain Factors Affecting Financial Condition and Results of Operations

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

Demand for Our Accessories and Related Merchandise. Our performance is affected by trends in the luxury goods industry, as well as shifts in demographics and changes in lifestyle preferences. Currently, demand for our products is predicted to grow. According to the Altagamma Studies*, demand for the worldwide luxury goods industry is predicted to grow from approximately $251.5 billion in 2011 to between $314.4 billion and $327.5 billion in 2015. We believe that we are well positioned to capitalize on the continued growth of the accessories product category, as it is one of our primary product category focuses.

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

Segment Information

We generate revenue through three business segments: retail, wholesale and licensing. The following table presents our revenue and income from operations by segment for the three months ended June 29, 2013 and June 30, 2012 (in thousands):

	Three Months Ended
	June 29, 2013	June 30, 2012

Revenue:
Net sales: Retail	$325,672	$215,004
Wholesale	290,576	182,366
Licensing	24,611	17,495

Total revenue	$640,859	$414,865

Income from operations:
Retail	$103,114	$59,879
Wholesale	81,046	40,718
Licensing	13,402	11,346

Income from operations	$197,562	$111,943

Retail

From the beginning of Fiscal 2007, when we first undertook our major retail growth initiative, through June 29, 2013, we have leveraged our successful retail store formats by opening a total of 318 new stores. During this time period, we have grown our North American retail presence significantly, increasing our North American store count by 239 stores, as well as increasing our international store count by 79 stores.

The following table presents the growth in our network of retail stores during the three months ended June 29, 2013 and June 30, 2012:

	Three Months Ended
	June 29, 2013	June 30, 2012
Full price retail stores including concessions:
Number of stores	219	168
Increase during period	18	10
Percentage increase vs. prior year	30.4%	41.2%
Total gross square footage	446,503	343,884
Average square footage per store	2,039	2,047

Outlet stores:
Number of stores	109	85
Increase during period	6	6
Percentage increase vs. prior year	28.2%	46.6%
Total gross square footage	316,511	235,788
Average square footage per store	2,904	2,774

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

The following table presents the growth in our network of full-price wholesale doors, which include department store and specialty store doors, during the three months ended June 29, 2013 and June 30, 2012:

	Three Months Ended
	June 29, 2013	June 30, 2012
Number of full-price wholesale doors	3,248	2,809
Increase during period	—	132
Percentage increase vs. prior year	15.6%	4.9%

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

Key Performance Indicators and Statistics

We use a number of key indicators of operating results to evaluate our performance, including the following (dollars in thousands):

	Three Months Ended
	June 29, 2013	June 30, 2012
Total revenue	$640,859	$414,865
Gross profit as a percent of total revenue	62.0%	60.5%
Income from operations	$197,562	$111,943
Retail net sales- North America	$275,370	$192,110
Retail net sales- Europe	$42,476	$18,565
Retail net sales- Japan	$7,826	$4,329
Increase in comparable store net sales- North America	24.7%	38.4%
Increase in comparable store net sales- Europe	55.8%	24.2%
Increase in comparable store net sales- Japan	22.8%	20.6%

Wholesale net sales- North America	$251,573	$167,544
Wholesale net sales- Europe	$39,003	$14,822

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

Foreign currency loss (gain) represents unrealized income or loss from the re-measurement of monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries.

Results of Operations

Comparison of the three months ended June 29, 2013 with the three months ended June 30, 2012

The following table details the results of our operations for the three months ended June 29, 2013 and for the three months ended June 30, 2012, and expresses the relationship of certain line items to total revenue as a percentage (dollars in thousands):

					% of Total	% of Total
					Revenue for	Revenue for
	Three Months Ended				the three	the three
	June 29,	June 30,			months ended	months ended
	2013	2012	$ Change	% Change	June 29, 2013	June 30, 2012

Statements of Operations Data:
Net sales	$616,248	$397,370	$218,878	55.1%
Licensing revenue	24,611	17,495	7,116	40.7%

Total revenue	640,859	414,865	225,994	54.5%
Cost of goods sold	243,588	163,865	79,723	48.7%	38.0%	39.5%

Gross profit	397,271	251,000	146,271	58.3%	62.0%	60.5%
Selling, general and administrative expenses	183,734	126,002	57,732	45.8%	28.7%	30.4%
Depreciation and amortization	15,975	13,055	2,920	22.4%	2.5%	3.1%

Total operating expenses	199,709	139,057	60,652	43.6%	31.2%	33.5%

Income from operations	197,562	111,943	85,619	76.5%	30.8%	27.0%
Interest expense, net	170	435	(265)	–60.9%	0.0%	0.1%
Foreign currency loss (gain)	258	(375)	633	–168.8%	0.0%	–0.1%

Income before provision for income taxes	197,134	111,883	85,251	76.2%	30.8%	27.0%
Provision for income taxes	72,138	43,238	28,900	66.8%	11.3%	10.4%

Net income	$124,996	$68,645	$56,351	82.1%

Total Revenue

Total revenue increased $226.0 million, or 54.5%, to $640.9 million for the three months ended June 29, 2013, compared to $414.9 million for the three months ended June 30, 2012. The increase was the result of an increase in our comparable and non-comparable retail store sales and wholesale sales, as well as increases in our licensing revenue.

The following table details revenues for our three business segments (dollars in thousands):

					% of Total	% of Total
					Revenue for	Revenue for
	Three Months Ended				the three	the three
	June 29,	June 30,			months ended	months ended
	2013	2012	$ Change	% Change	June 29, 2013	June 30, 2012
Revenue:
Net sales: Retail	$325,672	$215,004	$110,668	51.5%	50.8%	51.8%
Wholesale	290,576	182,366	108,210	59.3%	45.3%	44.0%
Licensing	24,611	17,495	7,116	40.7%	3.8%	4.2%

Total revenue	$640,859	$414,865	$225,994

Retail

Net sales from our retail stores increased $110.7 million, or 51.5%, to $325.7 million for the three months ended June 29, 2013, compared to $215.0 million for the three months ended June 30, 2012. We operated 328 retail stores, including concessions, as of June 29, 2013, compared to 253 retail stores, including concessions, as of June 30, 2012. During the three months ended June 29, 2013, our comparable store sales growth increased $58.2 million, or 27.3%, from the three months ended June 30, 2012. The growth in our comparable store sales was primarily due to an increase in sales of our accessories product line during the three months ended June 29, 2013. In addition, the change to our non-comparable store sales were $52.5 million during the three months ended June 29, 2013, which was primarily the result of operating 75 additional stores since June 30, 2012.

Wholesale

Net sales to our wholesale customers increased $108.2 million, or 59.3%, to $290.6 million for the three months ended June 29, 2013, compared to $182.4 million for the three months ended June 30, 2012. The increase in our wholesale net sales occurred primarily as a result of increased sales of our accessories line as well as footwear during the three months ended June 29, 2013, as we continue to enhance our presence in department and specialty stores by converting more doors to shop-in-shops, and in continuing our expansion of our European operations. Net sales from our European operations increased approximately 163.1% during the three months ended June 29, 2013 compared to the three months ended June 30, 2012, due largely to an increase in full-price doors to 1,034 from 748 in the same period last year.

Licensing

Revenues earned on our licensing agreements increased $7.1 million, or 40.7%, to $24.6 million for the three months ended June 29, 2013, compared to $17.5 million for the three months ended June 30, 2012. The increase in licensing revenue was primarily due to royalties earned on licensing agreements related to sales of watches.

Gross Profit

Gross profit increased $146.3 million, or 58.3%, to $397.3 million during the three months ended June 29, 2013, compared to $251.0 million for the three months ended June 30, 2012. Gross profit as a percentage of total revenue increased to 62.0% during the three months ended June 29, 2013, compared to 60.5% during the three months ended June 30, 2012. The increase in profit margin resulted from increases in gross profit margin of 113 basis points and 310 basis points from our retail and wholesale segments, respectively. The increase in profit margin on our retail segment resulted primarily from a favorable product sales mix during the quarter ended June 29, 2013 as compared to the quarter ended June 30, 2012. The increase in profit margin on our wholesale segment largely resulted from a decrease in discounts and allowances given, as well as experiencing a more favorable product sales mix during the quarter ended June 29, 2013 as compared to the quarter ended June 30, 2012.

Total Operating Expenses

Total operating expenses increased $60.7 million, or 43.6%, to $199.7 million during the three months ended June 29, 2013, compared to $139.1 million for the three months ended June 30, 2012. Total operating expenses decreased to 31.2% as a percentage of total revenue for the three months ended June 29, 2013, compared to 33.5% for the three months ended June 30, 2012. The components that comprise total operating expenses are explained below.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $57.7 million, or 45.8%, to $183.7 million during the three months ended June 29, 2013, compared to $126.0 million for the three months ended June 30, 2012. The increase was primarily due to increases in our retail occupancy and salary costs of $30.7 million, an increase in corporate employee-related costs of $12.5 million, and increases in promotional costs (which consist of advertising, marketing and various promotional costs) of $8.1 million. The increase in our retail occupancy and payroll costs was due to operating 328 retail stores versus 253 retail stores in the prior period. The increase in our corporate employee-related costs was due primarily to an increase in our corporate staff to accommodate our North American and international growth. Advertising costs increased primarily due to our continuing expansion into new markets, including domestic and international, as well as social media during the three months ended June 29, 2013. Selling, general and administrative expenses as a percentage of total revenue decreased to 28.7% during the three months ended June 29, 2013, compared to 30.4% for the three months ended June 30, 2012. The decrease as a percentage of total revenue was primarily due to achieving economies of scale during the three months ended June 29, 2013, as compared to the three months ended June 30, 2012, as our revenue is increasing at a greater rate relative to our fixed costs.

Depreciation and Amortization

Depreciation and amortization increased $2.9 million, or 22.4%, to $16.0 million during the three months ended June 29, 2013, compared to $13.1 million for the three months ended June 30, 2012. Increases in depreciation and amortization were primarily due to an increase in the build-out of our new retail locations, new shop-in-shop locations and investments made in our information systems infrastructure to accommodate our growth. Depreciation and amortization decreased to 2.5% as a percentage of total revenue during the three months ended June 29, 2013, compared to 3.1% for the three months ended June 30, 2012.

Income from Operations

As a result of the foregoing, income from operations increased $85.6 million, or 76.5%, to $197.6 million during the three months ended June 29, 2013, compared to $111.9 million for the three months ended June 30, 2012. Income from operations as a percentage of total revenue increased to 30.8% during the three months ended June 29, 2013, compared to 27.0% for the three months ended June 30, 2012.

The following table details income from operations for our three business segments (dollars in thousands):

					% of Net Sales/	% of Net Sales/
					Revenue for	Revenue for
	Three Months Ended				the three	the three
	June 29,	June 30,			months ended	months ended
	2013	2012	$ Change	% Change	June 29, 2013	June 30, 2012
Income from operations:
Retail	$103,114	$59,879	$43,235	72.2%	31.7%	27.9%
Wholesale	81,046	40,718	40,328	99.0%	27.9%	22.3%
Licensing	13,402	11,346	2,056	18.1%	54.5%	64.9%

Income from operations	$197,562	$111,943	$85,619	76.5%

Retail

Income from operations for our retail segment increased $43.2 million, or 72.2%, to $103.1 million during the three months ended June 29, 2013, compared to $59.9 million for the three months ended June 30, 2012. Income from operations as a percentage of net retail sales for the retail segment increased approximately 3.8% as a percentage of net retail sales to 31.7% during the three months ended June 29, 2013. The increase in retail income from operations as a percentage of net sales was due to the increase in gross profit margin during the three months ended June 29, 2013, as compared to the three months ended June 30, 2012, as described in the gross profit discussion above, as well as to a decrease in operating expenses of approximately 2.7% as a percentage of net sales during the quarter ended June 29, 2013, as compared to the quarter ended June 30, 2012. This decrease occurred primarily due to sales increasing at a greater rate relative to fixed expenses during the period.

Wholesale

Income from operations for our wholesale segment increased $40.3 million, or 99.0%, to $81.0 million during the three months ended June 29, 2013, compared to $40.7 million for the three months ended June 30, 2012. Income from operations as a percentage of net sales for the wholesale segment increased 5.6% as a percentage of net wholesale sales to 27.9% during the three months ended June 29, 2013. This increase as a percentage of net sales was primarily the result of the increase in gross profit margin, as described in the gross profit discussion above, as well as a decrease in wholesale operating expenses as a percentage of net wholesale sales of approximately 2.5% during the three months ended June 29, 2013, as compared to the three months ended June 30, 2012, as the increase in net sales more than compensated for the increase in fixed expenses.

Licensing

Income from operations for our licensing segment increased $2.1 million, or 18.1%, to $13.4 million during the three months ended June 29, 2013, compared to $11.3 million for the three months ended June 30, 2012. Income from operations as a percentage of licensing revenue for the licensing segment decreased 10.4% as a percentage of licensing revenue to 54.5% during the three months ended June 29, 2013. This decrease as a percentage of licensing revenue was the result of an increase in advertising expenses of $4.7 million during the three month ended June 29, 2013, as compared to the three months ended June 30, 2012, as we launched several new advertising initiatives, including social media and other web-based mediums for increasing brand awareness for our upcoming fiscal year. The increase in advertising expenses was offset in part by the aforementioned increase in licensing revenue.

Interest Expense, net

Interest expense decreased $0.3 million, or 60.9%, to $0.2 million during the three months ended June 29, 2013, compared to $0.4 million for the three months ended June 30, 2012. The decrease in interest expense was attributable primarily to a decrease in borrowings during the quarter ended June 29, 2013, as compared to the quarter ended June 30, 2012. The expense for the period was largely comprised of commitment fees and the amortization of deferred borrowing costs.

Foreign Currency Loss (Gain)

Foreign currency loss during the three months ended June 29, 2013 was $0.3 million as compared to foreign currency gain of $0.4 million during the three months ended June 30, 2012. The loss during the three months ended June 29, 2013 was primarily due to the strengthening of the U.S. dollar relative to the Japanese Yen, which impacted the re-measurement of Yen-denominated intercompany loans with certain of our subsidiaries. The foreign currency gain during the three months ended June 30, 2012 was primarily due to the strengthening of the Japanese Yen relative to the U.S. dollar, which impacted the re-measurement of Yen-denominated intercompany loans with certain of our subsidiaries.

Provision for Income Taxes

We recognized $72.1 million of income tax expense during the three months ended June 29, 2013, compared with $43.2 million for the three months ended June 30, 2012. Our effective tax rate for the three months ended June 29, 2013, was 36.6%, compared to 38.6% for the three months ended June 30, 2012. The decrease in our effective tax rate was primarily due to the increase in taxable income in certain of our non-U.S. subsidiaries, which are subject to lower statutory income tax rates, during the three months ended June 29, 2013.

Our effective tax rate may fluctuate from time to time due to the effects of changes in U.S. state and local taxes, tax rates in foreign jurisdictions, and certain other nondeductible expenses and income earned in certain non-U.S. entities with significant net operating loss carryforwards. In addition, factors such as the geographic mix of earnings, enacted tax legislation and the results of various global tax strategies, may also impact our effective tax rate in future periods.

Net Income

As a result of the foregoing, our net income increased $56.4 million, or 82.1%, to $125.0 million during the three months ended June 29, 2013, compared to $68.6 million for the three months ended June 30, 2012.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, along with borrowings available under our 2013 Credit Facility (see below discussion regarding “Senior Unsecured Revolving Credit Facility”) and available cash and cash equivalents. Our primary use of this liquidity is to fund our ongoing cash requirements, including working capital requirements, global retail store expansion and renovation, construction and renovation of shop-in-shops, investment in information systems infrastructure and expansion of our distribution and corporate facilities. We believe that the cash generated from our operations, together with borrowings available under our revolving credit facility and available cash and cash equivalents, will be sufficient to meet our working capital needs for the next 12 months, including investments made and expenses incurred in connection with our store growth plans, shop-in shop growth, continued systems development, as well as web based sales and marketing initiatives. We spent approximately $33.3 million on capital expenditures during the three months ended June 29, 2013 and expect to spend approximately $200.0 million on capital expenditures during the remainder of Fiscal 2014. The majority of these expected expenditures relate to new retail store openings planned for the year, with the remainder being used for investments in connection with developing new shop-in-shops, build-out of our corporate offices and enhancing our information systems infrastructure. In addition, we plan to spend approximately an additional $25.0 million during the remainder of Fiscal 2014, on intangible assets related to our European retail store expansion.

The following table sets forth key indicators of our liquidity and capital resources (in thousands):

	As of
	June 29, 2013	March 30, 2013
Balance Sheet Data:
Cash and cash equivalents	$639,156	$472,511
Working capital	$965,072	$824,941
Total assets	$1,496,845	$1,289,565

	Three Months Ended
	June 29, 2013	June 30, 2012
Cash Flows Provided By (Used In):
Operating activities	$182,650	$58,582
Investing activities	(39,152)	(17,370)
Financing activities	24,676	15,527
Effect of exchange rate changes	(1,529)	(1,018)

Net increase in cash and cash equivalents	$166,645	$55,721

Cash Provided by Operating Activities

Cash provided by operating activities increased $124.1 million to $182.7 million during the three months ended June 29, 2013, as compared to $58.6 million for the three months ended June 30, 2012. The increase in cash flows from operating activities is primarily due to an increase in our net income, an increase in changes to our accounts receivable, and a decrease in cash outflows on our inventory during the three months ended June 29, 2013 as compared to the three months ended June 30, 2012. The increase in the change to our accounts receivable was largely the result of an increase in the collection frequency of certain of our accounts receivables during the quarter ended June 29, 2013, as compared to the quarter ended June 30, 2012. The decrease in cash outflows on our inventory occurred primarily due to better timing of the purchasing of our inventory relative to our sales requirements, resulting in lower on hand balances at the three months ended June 29, 2013, as compared to the three months ended June 30, 2012.

Cash Used in Investing Activities

Net cash used in investing activities increased $21.8 million to $39.2 million during the three months ended June 29, 2013, as compared to $17.4 million during the three months ended June 30, 2012. The increase in cash used in investing activities is primarily the result of the build-out of our new retail stores, which were constructed during the three months ended June 29, 2013, shop-in-shops we installed during the three months ended June 29, 2013, as well as certain technology initiatives undertaken during the three months ended June 29, 2013, which related to distribution system enhancements and various other improvements to our infrastructure. In addition, we acquired approximately $5.8 million of intangible assets (lease rights) related to certain of our stores opened during the three months ended June 29, 2013.

Cash Provided by Financing Activities

Net cash provided by financing activities was $24.7 million for the three months ended June 29, 2013, as compared to $15.5 million for the three months ended June 30, 2012. The cash flows from financing activities during the three months ended June 29, 2013, were primarily comprised of proceeds from the exercise of employee share options of approximately $6.4 million. Cash flows from financing activities related to the three months ended June 30, 2012, were comprised of net borrowing on our revolving credit facility of $6.6 million, and proceeds from the exercise of employee share options of approximately $2.6 million.

Revolving Credit Facility

Senior Unsecured Revolving Credit Facility

On February 8, 2013, we terminated the provisions of our existing 2011 Credit Facility and entered into a senior unsecured credit facility (“2013 Credit Facility”). Pursuant to the agreement the 2013 Credit Facility provides for up to $200.0 million of borrowings, and expires on February 8, 2018. The agreement also provides for loans and letters of credit to our European subsidiaries of up to $100.0 million. The 2013 Credit Facility contains financial covenants such as requiring an adjusted leverage ratio of 3.5 to 1.0 (with the ratio being total consolidated indebtedness plus 8.0 times consolidated rent expense to EBITDA plus consolidated rent expense) and a fixed charge coverage ratio of 2.0 to 1.0 (with the ratio being EBITDA plus consolidated rent expense to the sum of fixed charges plus consolidated rent expense), restricts and limits additional indebtedness, and restricts the incurrence of additional liens and cash dividends. As of June 29, 2013, we were in compliance with all of our covenants covered under this agreement.

Borrowings under the 2013 Credit Facility accrue interest at the rate per annum announced from time to time by the agent a rate based on the rates applicable for deposits in the London interbank market for U.S. Dollars or the applicable currency in which the loans are made (the “Adjusted LIBOR”) plus an applicable margin. The applicable margin may range from 1.25% to 2.5%, and is based, or dependent upon, a particular threshold related to the adjusted leverage ratio calculated during the period of borrowing. For the three months ended June 29, 2013, the weighted average interest rate for the revolving credit facility was 1.58%. The 2013 Credit Facility requires an annual facility fee of $0.1 million, and an annual commitment fee of 0.25% to 0.35% on the unused portion of the available credit under the facility.

As of June 29, 2013, there were no amounts outstanding under the 2013 Credit Facility, and the amount available for future borrowings was $189.3 million. The largest amount borrowed during the three months ended June 29, 2013, was $6.5 million. At June 29, 2013, there were documentary letters of credit outstanding of approximately $0.4 million, and stand-by letters of credit of $10.3 million.

Contractual Obligations and Commercial Commitments

As of June 29, 2013, our lease commitments and contractual obligations were as follows (in thousands):

Fiscal year ending	Remainder of Fiscal 2014	Fiscal 2015-2016	Fiscal 2017-2018	Fiscal 2019 and Thereafter	Total
Operating leases	$66,933	$177,759	$168,818	$304,283	$717,792

Operating lease obligations represent the minimum lease rental payments under non-cancelable operating leases for our real estate locations globally. In addition to the above amounts, we are typically required to pay real estate taxes, contingent rent based on sales volume and other occupancy costs relating to our leased properties for our retail stores.

Excluded from the above commitments is $10.3 million of long-term liabilities related to uncertain tax positions, due to the uncertainty of the time and nature of resolution.

The above table also excludes amounts included in current liabilities in our consolidated balance sheet as of June 29, 2013, as these items will be paid within one year, and non-current liabilities that have no cash outflows associated with them (e.g., deferred taxes).

We do not have any long-term purchase obligations that represent firm commitments at June 29, 2013.

Research and Development, Patents and Licenses, etc.

We do not conduct research and development activities.

Off-Balance Sheet Arrangements

We have not created, and are not affiliated with, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

We have considered all new accounting pronouncements, and other than the recent pronouncement discussed below, have concluded that there are no new pronouncements that have a material impact on our results of operations, financial condition or cash flows based on current information.

During the fiscal quarter ended June 29, 2013, we adopted the provisions of Accounting Standard Update 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”) which the Financial Accounting Standards Board (“FASB”) issued in February 2013. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The ASU is effective for annual periods and interim periods within those periods beginning after December 15, 2012. For the three months ended June  29, 2013, the amounts reclassified out of accumulated other comprehensive income were de minimis.

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

Foreign Currency Exchange Risk

We are exposed to risks on certain purchase commitments to foreign suppliers based on the value of the functional currency relative to the local currency of the supplier on the date of the commitment. As such, we enter into forward currency contracts that generally mature in 12 months or less and are consistent with the related purchase commitments. These contracts are recorded at fair value in our consolidated balance sheets as either an asset or liability, and are derivative contracts to hedge cash flow risks. Certain of these contracts, currently a relatively small portion, are designated as hedges for accounting purposes. Accordingly, the changes in the fair value of the majority of these contracts at the balance sheet date and upon maturity (settlement) are recorded in our cost of sales or operating expenses, in our consolidated statement of operations, as applicable to the transactions for which the forward exchange contracts were established. Regarding those contracts which are designated as hedges for accounting purposes, any portion of those contracts deemed ineffective would be charged to earnings, in the same manner as those contracts charged to earnings above, in the period the ineffectiveness was determined.

We perform a sensitivity analysis, on those contracts not designated as hedges for accounting purposes, to determine the effects of fluctuations in foreign currency exchange rates. For this sensitivity analysis, we assume a hypothetical change in U.S. dollar against foreign exchange rates. Based on all foreign currency exchange contracts outstanding as of June 29, 2013, a 10% devaluation of the U.S. dollar compared to the level of foreign currency exchange rates for currencies under contract as of June 29, 2013 would result in a decrease of approximately $0.5 million of net unrealized foreign currency loss. Conversely, a 10% appreciation of the U.S. dollar would result in an increase approximately of $0.3 million of net unrealized gains.

Interest Rate Risk

We are exposed to interest rate risk in relation to our Credit Facility. Our Credit Facility carries interest rates that are tied to LIBOR and the prime rate, among other institutional lending rates (depending on the particular origination of borrowing), and therefore our statements of operations and cash flows are exposed to changes in those interest rates. At June 29, 2013, there was no outstanding balance on our Credit Facility. The balance of our Credit Facility at June 29, 2013 is not indicative of future balances that may be subject to fluctuations in interest rates. Any increases in the applicable interest rate(s) would cause an increase to the interest expense on our Credit Facility relative to any outstanding balance at that date.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 29, 2013. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 29, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

Please refer to our Annual Report on Form 10-K for the fiscal year ended March 30, 2013, for a detailed discussion of certain risk factors that could materially adversely affect the Company’s business, operating results and/or financial condition. There are no material changes to the risk factors previously disclosed, nor has the Company identified any previously undisclosed risks that could materially adversely affect the Company’s business, operating results and/or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6. EXHIBITS

a. Exhibits

See accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 8, 2013.

MICHAEL KORS HOLDINGS LIMITED

By:	/s/ John D. Idol
Name:	John D. Idol
Title:	Chairman & Chief Executive Officer

By:	/s/ Joseph B. Parsons
Name:	Joseph B. Parsons
Title:	Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Michael Kors Holdings Limited Executive Bonus Program.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

101.1	The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended June 29, 2013, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Shareholders’ Equity (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. (1)

(1)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.