Form 10-Q
period 2013-09-28
Michael Kors Holdings Ltd
filed 2013-11-07
CIK 1530721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

or

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

As of November 1, 2013, Michael Kors Holdings Limited had 203,850,568 ordinary shares outstanding.

		Page No.
	PART I FINANCIAL INFORMATION
Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (unaudited) as of September 28, 2013 and March 30, 2013	3
	Condensed Consolidated Statements Operations and Comprehensive Income (unaudited) for the three and six months ended September 28, 2013 and September 29, 2012	4
	Condensed Consolidated Statements of Shareholders’ Equity (unaudited) for the six months ended September 28, 2013	5
	Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended September 28, 2013 and September 29, 2012	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	37

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 6.	Exhibits	37

Signatures		38

EX 31.1
EX 31.2
EX 32.1
EX 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 28, 2013	March 30, 2013
Assets
Current assets
Cash and cash equivalents	$618,841	$472,511
Receivables, net	228,850	206,454
Inventories	404,194	266,894
Deferred tax assets	9,381	8,480
Prepaid expenses and other current assets	84,675	34,850

Total current assets	1,345,941	989,189
Property and equipment, net	284,580	242,113
Intangible assets, net	36,316	20,980
Goodwill	14,005	14,005
Deferred tax assets	7,777	4,389
Other assets	19,155	18,889

Total assets	$1,707,774	$1,289,565

Liabilities and Shareholders’ Equity
Current liabilities
Revolving line of credit	$—	$—
Accounts payable	119,420	82,977
Accrued payroll and payroll related expenses	36,746	38,642
Accrued income taxes	7,588	9,074
Accrued expenses and other current liabilities	54,444	33,555

Total current liabilities	218,198	164,248
Deferred rent	69,976	56,986
Deferred tax liabilities	19,010	13,163
Other long-term liabilities	14,293	7,922

Total liabilities	321,477	242,319
Commitments and contingencies
Shareholders’ equity
Ordinary shares, no par value; 650,000,000 shares authorized, and 203,846,931 shares issued and outstanding at September 28, 2013, and 201,454,408 shares issued and outstanding at March 30, 2013	—	—
Additional paid-in capital	490,941	424,454
Accumulated other comprehensive loss	(1,701)	(3,461)
Retained earnings	897,057	626,253

Total shareholders’ equity	1,386,297	1,047,246

Total liabilities and shareholders’ equity	$1,707,774	$1,289,565

See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net sales	$707,444	$513,065	$1,323,692	$910,435
Licensing revenue	32,859	19,870	57,470	37,365

Total revenue	740,303	532,935	1,381,162	947,800
Cost of goods sold	290,428	217,035	534,016	380,900

Gross profit	449,875	315,900	847,146	566,900
Selling, general and administrative expenses	210,358	145,714	394,092	271,716
Depreciation and amortization	18,057	12,258	34,032	25,313

Total operating expenses	228,415	157,972	428,124	297,029

Income from operations	221,460	157,928	419,022	269,871
Interest expense, net	130	555	300	990
Foreign currency loss (gain)	18	(275)	276	(650)

Income before provision for income taxes	221,312	157,648	418,446	269,531
Provision for income taxes	75,504	59,820	147,642	103,058

Net income	$145,808	$97,828	$270,804	$166,473

Weighted average ordinary shares outstanding:
Basic	202,560,870	194,323,935	202,686,313	193,557,194
Diluted	205,154,692	200,192,291	205,547,191	199,791,708

Net income per ordinary share:
Basic	$0.72	$0.50	$1.34	$0.86
Diluted	$0.71	$0.49	$1.32	$0.83

Statements of Comprehensive Income:
Net income	$145,808	$97,828	$270,804	$166,473
Foreign currency translation adjustments	6,331	4,744	4,973	1,466
Net realized and unrealized losses on derivatives	(2,592)	—	(3,213)	—

Comprehensive income	$149,547	$102,572	$272,564	$167,939

See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings	Total
	Shares	Amounts	Capital	Loss
Balance at March 30, 2013	201,454,408	$—	$424,454	$(3,461)	$626,253	$1,047,246
Net income	—	—	—	—	270,804	270,804
Foreign currency translation adjustment				4,973		4,973
Net unrealized loss on derivatives (net of taxes of $0.3 million)	—	—	—	(3,213)	—	(3,213)

Total comprehensive income	—	—	—	—	—	272,564
Issuance of restricted shares	248,515	—	—	—	—	—
Exercise of employee share options	2,144,008	—	13,043	—	—	13,043
Equity compensation expense	—	—	13,137	—	—	13,137
Tax benefits on exercise of share options	—	—	40,307	—	—	40,307

Balance at September 28, 2013	203,846,931	$—	$490,941	$(1,701)	$897,057	$1,386,297

See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	September 28, 2013	September 29, 2012
Cash flows from operating activities
Net income	$270,804	$166,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,032	25,313
Loss on disposal of fixed assets	1,992	148
Unrealized foreign exchange loss (gain)	276	(275)
Amortization of deferred financing costs	373	353
Amortization of deferred rent	3,561	1,954
Deferred income taxes	473	(960)
Equity compensation expense	13,137	9,804
Tax benefits on exercise of share options	(40,307)	(120,076)
Non-cash charges for services provided by former parent	—	255
Change in assets and liabilities:
Receivables, net	(20,476)	(59,016)
Inventories	(135,425)	(91,036)
Prepaid expenses and other current assets	(13,604)	(5,828)
Other assets	(3,892)	(138)
Accounts payable	36,090	20,250
Accrued expenses and other current liabilities	18,669	160,120
Other long-term liabilities	15,783	6,339

Net cash provided by operating activities	181,486	113,680

Cash flows from investing activities
Capital expenditures	(73,580)	(42,841)
Purchase of intangible assets	(14,688)	—

Net cash used in investing activities	(88,268)	(42,841)

Cash flows from financing activities
Repayments of borrowings under revolving credit agreement	(18,361)	(25,223)
Borrowings under revolving credit agreement	18,361	16,280
Exercise of employee share options	13,043	23,667
Tax benefits on exercise of share options	40,307	120,076
Payment of deferred financing costs	(176)	(48)

Net cash provided by financing activities	53,174	134,752

Effect of exchange rate changes on cash and cash equivalents	(62)	299

Net increase in cash and cash equivalents	146,330	205,890
Beginning of period	472,511	106,354

End of period	$618,841	$312,244

Supplemental disclosures of cash flow information
Cash paid for interest	$260	$400
Cash paid for income taxes	$139,937	$50,862
Supplemental disclosure of noncash investing and financing activities
Accrued capital expenditures	$14,477	$12,410

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

The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements as of September 28, 2013, and for the three and six months ended September 28, 2013 and September 29, 2012, are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The interim financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended March 30, 2013, as filed with the Securities and Exchange Commission on May 29, 2013, in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full fiscal year.

The Company utilizes a 52 to 53 week fiscal year ending on the Saturday closest to March 31. As such, the term “Fiscal Year” or “Fiscal” refers to the 52-week or 53-week period, ending on that day. The results for the three and six months ended September 28, 2013 and September 29, 2012, are based on a 13-week and 26-week period.

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

Store Pre-opening Costs

Costs associated with the opening of new retail stores and start up activities are expensed as incurred.

Derivative Financial Instruments

The Company uses forward currency exchange contracts to manage its exposure to fluctuations in foreign currency for certain of its transactions. The Company in its normal course of business enters into transactions with foreign suppliers and seeks to minimize risks related to these transactions. The Company employs these forward currency contracts to hedge the Company’s cash flows, as they relate to foreign currency transactions, of which certain of these contracts are designated as hedges for accounting purposes, while others are undesignated hedges for hedge accounting purposes. These derivative instruments are recorded on the Company’s consolidated balance sheets at fair value, regardless of if they are designated or undesignated as hedges.

Prior to Fiscal 2013, the Company did not designate these instruments as hedges for hedge accounting purposes. During the third quarter of Fiscal 2013, the Company adopted the provisions of hedge accounting and elected to designate certain contracts entered into during that period as hedges for hedge accounting purposes, and will continue to do so going forward, for contracts related to the purchase of inventory. Accordingly, the effective portion of changes in the fair value for contracts entered into during the three and six months ended September 28, 2013, are recorded in equity as a component of accumulated other comprehensive income, and to cost of sales for any portion of those contracts deemed ineffective. The Company will continue to record changes in the fair value of hedge designated contracts in this manner until their maturity, where the unrealized gain or loss will be recognized into earnings in that period. For those contracts entered into prior to adoption of hedge accounting, as well as those that will not be designated as hedges in future periods, changes in the fair value, as of each balance sheet date and upon maturity, are recorded in cost of sales or operating expenses, within the Company’s consolidated statements of operations, as applicable to the transactions for which the forward exchange contracts were intended to hedge. During the six months ended September 28, 2013, the net realized gain of $0.1 million, related to the change in fair value of those contracts not designated as hedges, was recorded as a component of cost of sales. In addition, the net unrealized loss related to contracts designated as hedges for $3.5 million, was charged to equity as a component of accumulated other comprehensive income during the six months ended September 28, 2013. For the six months ended September 28, 2013, amounts related to the ineffectiveness of these contracts were de minimis. The following table details the fair value of these contracts as of September 28, 2013, and March 30, 2013 (in thousands):

	September 28, 2013	March 30, 2013
Prepaid expenses and other current assets	$127	$1,367
Accrued expenses and other current liabilities	$(2,258)	$(71)

The Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. In attempts to mitigate counterparty credit risk, the Company enters into contracts with carefully selected financial institutions based upon their credit ratings and certain other financial factors, adhering to established limits for credit exposure. The aforementioned forward contracts generally have a term of no more than 12 months. The period of these contracts is directly related to the foreign transaction they are intended to hedge. The notional amount of these contracts outstanding at September 28, 2013 was approximately $123.7 million, which was comprised predominately of those designated as hedges.

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

The components of the calculation of basic net income per ordinary share and diluted net income per ordinary share are as follows (in thousands except share and per share data):

	Three Months Ended		Six Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Numerator:
Net Income	$145,808	$97,828	$270,804	$166,473

Denominator:
Basic weighted average ordinary shares	202,560,870	194,323,935	202,686,313	193,557,194
Weighted average dilutive share equivalents:
Share options and restricted shares/units	2,593,822	5,868,356	2,860,878	6,234,514

Diluted weighted average ordinary shares	205,154,692	200,192,291	205,547,191	199,791,708

Basic net income per ordinary share	$0.72	$0.50	$1.34	$0.86

Diluted net income per ordinary share	$0.71	$0.49	$1.32	$0.83

Share equivalents for the three and six months ended September 28, 2013 for 86,516 shares and 75,116 shares, respectively, have been excluded from the above calculation as they were anti-dilutive. Share equivalents for the six months ended September 29, 2012 for 52,878 shares have been excluded from the above calculation as they were anti-dilutive. There were no anti-dilutive shares for the three months ended September 29, 2012.

Recent Accounting Pronouncements—The Company has considered all new accounting pronouncements and, other than the new pronouncement described below, has concluded that there are no new pronouncements that have a material impact on results of operations, financial condition, or cash flows, based on current information.

During the fiscal quarter ended September 28, 2013, the company adopted the provisions of Accounting Standard Update 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”) which the Financial Accounting Standards Board (“FASB”) issued in February 2013. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The ASU is effective for annual periods and interim periods within those periods beginning after December 15, 2012.

3. Receivables, net

Receivables, net consist of (in thousands):

	September 28, 2013	March 30, 2013
Trade receivables:
Credit risk assumed by factors/insured	$215,297	$199,677
Credit risk retained by Company	39,393	45,588
Receivables due from licensees	23,507	7,344

	278,197	252,609
Less allowances:	(49,347)	(46,155)

	$228,850	$206,454

The Company has historically assigned a substantial portion of its trade receivables to factors in the United States and Europe whereby the factors assumed credit risk with respect to such receivables assigned. Under the factor agreements, factors bear the risk of loss from the financial inability of the customer to pay the trade receivable when due, up to such amounts as accepted by the factor; but not the risk of non-payment of such trade receivable for any other reason. Beginning in July 2012, the Company assumed responsibility for a large portion of previously factored accounts receivable balances the majority of which were insured at September 28, 2013. The Company provides an allowance for such non-payment risk at the time of sale, which is recorded as an offset to revenue.

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

The allowance for doubtful accounts is determined through analysis of periodic aging of receivables for which credit risk is not assumed by the factors, or which are not covered under insurance, and assessments of collectability based on an evaluation of historic and anticipated trends, the financial conditions of the Company’s customers and the impact of general economic conditions. The past due status of a receivable is based on its contractual terms. Amounts deemed uncollectible are written off against the allowance when it is probable the amounts will not be recovered. Allowances for doubtful accounts were $2.1 million and $1.1 million, at September 28, 2013 and March 30, 2013, respectively.

4. Property and Equipment, net

Property and equipment consist of (in thousands):

	September 28, 2013	March 30, 2013

Furniture and fixtures	$90,373	$76,336
Equipment	15,098	13,276
Computer equipment and software	33,243	29,429
In-store shops	97,573	78,809
Leasehold improvements	191,227	168,306

	427,514	366,156
Less: accumulated depreciation and amortization	(196,229)	(165,340)

	231,285	200,816
Construction-in-progress	53,295	41,297

	$284,580	$242,113

Depreciation and amortization of property and equipment for the three and six months ended September 28, 2013, was $17.5 million and $33.1 million, respectively, and for the three and six months ended September 29, 2012, was $11.9 million and $24.6 million, respectively.

5. Intangible Assets and Goodwill

The following table discloses the carrying values of intangible assets and goodwill (in thousands):

	September 28, 2013			March 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Trademarks	$23,000	$12,267	$10,733	$23,000	$11,693	$11,307
Lease Rights	27,960	2,377	25,583	11,548	1,875	9,673
Goodwill	14,005	—	14,005	14,005	—	14,005

	$64,965	$14,644	$50,321	$48,553	$13,568	$34,985

The trademarks relate to the Company’s brand name and are amortized over twenty years. Lease rights are amortized over the respective terms of the underlying lease. Amortization expense was $0.5 million and $1.0 million for the three and six months ended September 28, 2013, respectively, and $0.4 million and $0.7 million, for the three and six months ended September 29, 2012, respectively.

Goodwill is not amortized but will be evaluated for impairment in the last quarter of Fiscal 2014, or whenever impairment indicators exist. As of September 28, 2013, cumulative impairment related to goodwill totaled $5.4 million. There were no charges related to the impairment of goodwill in the periods presented.

Estimated amortization expense for each of the next five years is as follows (in thousands):

Remainder of Fiscal 2014	$2,060
Fiscal 2015	4,563
Fiscal 2016	4,565
Fiscal 2017	4,565
Fiscal 2018	4,519
Thereafter	16,044

$36,316

6. Credit Facilities

Secured Revolving Credit Facility

The Company had a revolving credit facility, with a maturity date of September 15, 2015, which it terminated during February 2013 (the “2011 Credit Facility”). The 2011 Credit Facility was originally entered into during Fiscal 2007 and was amended on September 15, 2011. Pursuant to such amendment, the Credit Facility provided up to $100.0 million of borrowings, and was originally set to expire on September 15, 2015. The agreement also provided for loans and letters of credit to the Company’s European subsidiaries of up to $35.0 million. All other terms and conditions under the 2011 Credit Facility remained consistent with the original agreement. The 2011 Credit Facility provided for aggregate credit available equal to the lesser of (i) $100.0 million, or (ii) the sum of specified percentages of eligible receivables and eligible inventory, as defined, plus $30.0 million. The terms of the 2011 Credit Facility required all amounts outstanding under the agreement to be collateralized by substantially all the Company’s assets throughout the duration of the agreement. The 2011 Credit Facility contained financial covenants which limited capital expenditures to $110.0 million for any one fiscal year plus additional amounts as permitted, and a minimum fixed charge coverage ratio of 2.0 to 1.0 (with the ratio being EBITDA plus consolidated rent expense to the sum of fixed charges plus consolidated rent expense), restricted and limited additional indebtedness, and restricted the incurrence of additional liens and cash dividends. During the six months ended September 29, 2012 the Company was in compliance with all of the covenants covered under the agreement.

Borrowings under the 2011 Credit Facility accrued interest at the rate per annum announced from time to time by the agent of 1.25% above the prevailing applicable prime rate, or at a per annum rate equal to 2.25% above the prevailing LIBOR rate. For the six months ended September 29, 2012, the weighted average interest rate for the revolving credit facility was 2.82%. The Credit Facility required an annual facility fee of $0.1 million, and an annual commitment fee of 0.35% on the unused portion of the available credit under the Credit Facility, which was payable quarterly.

At September 28, 2013 there were no amounts outstanding or available related to this agreement.

Senior Unsecured Revolving Credit Facility

On February 8, 2013, the Company terminated the provisions of its existing 2011 Credit Facility and entered into a senior unsecured credit facility (“2013 Credit Facility”). Pursuant to the agreement the 2013 Credit Facility provides for up to $200.0 million of borrowings, and expires on February 8, 2018. The agreement also provides for loans and letters of credit to the Company’s European subsidiaries of up to $100.0 million. The 2013 Credit Facility contains financial covenants such as requiring an adjusted leverage ratio of 3.5 to 1.0 (with the ratio being total consolidated indebtedness plus 8.0 times consolidated rent expense to EBITDA plus consolidated rent expense) and a fixed charge coverage ratio of 2.0 to 1.0 (with the ratio being EBITDA plus consolidated rent expense to the sum of fixed charges plus consolidated rent expense), restricts and limits additional indebtedness, and restricts the incurrence of additional liens and cash dividends. As of September 28, 2013, the Company was in compliance with all covenants related to this agreement.

Borrowings under the 2013 Credit Facility accrue interest at the rate per annum announced from time to time by the agent a rate based on the rates applicable for deposits in the London interbank market for U.S. Dollars or the applicable currency in which the loans are made (the “Adjusted LIBOR”) plus an applicable margin. The applicable margin may range from 1.25% to 2.5%, and is based, or dependent upon, a particular threshold related to the adjusted leverage ratio calculated during the period of borrowing. For the six months ended September 28, 2013, the weighted average interest rate for the revolving credit facility was 1.59%. The 2013 Credit Facility requires an annual facility fee of $0.1 million, and an annual commitment fee of 0.25% to 0.35% on the unused portion of the available credit under the facility.

As of September 28, 2013, there were no amounts outstanding under the 2013 Credit Facility, and the amount available for future borrowings was $189.2 million. The largest amount borrowed during the six months ended September 28, 2013, was $6.6 million. At September 28, 2013, there were stand-by letters of credit of $10.8 million.

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

The Company has historically entered into forward exchange contracts to hedge the foreign currency exposure for certain inventory purchases from its manufacturers in Europe and Asia, as well as commitments for certain services. The forward contracts that are used in the program mature in twelve months or less, consistent with the related planned purchases or services. The Company attempts to hedge the majority of its total anticipated European and Asian purchase and service contracts. Realized gains and losses applicable to derivatives used for inventory purchases are recognized in cost of sales, and those applicable to other services are recognized in selling, general and administrative expenses (see Note 2 Summary of Significant Accounting Policies- Derivative Financial Instruments, for further detail regarding hedge accounting treatment as it relates to gains and losses). At September 28, 2013, the fair value of the Company’s foreign currency forward contracts, the Company’s only derivatives, were valued using broker quotations which were calculations derived from observable market information: the applicable currency forward rates at the balance sheet date and those forward rates particular to the contract at inception. The Company makes no adjustments to these broker obtained quotes or prices, but does assess the credit risk of the counterparty and would adjust the provided valuations for counterparty credit risk when appropriate. The fair value of the forward contracts are included in prepaid expenses and other current assets, and in accrued expenses and other current liabilities in the consolidated balance sheets, depending on whether they represent assets or (liabilities) to the Company. All contracts are categorized in Level 2 of the fair value hierarchy as shown in the following table:

	Total	Fair value at September 28, 2013, using:
(In thousands)		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts- Euro	$(2,119)	$—	$(2,119)	$—
Foreign currency forward contracts- Canadian Dollar	(139)		(139)
Foreign currency forward contracts- U.S. Dollar	127	—	127	—

Total	$(2,131)	$—	$(2,131)	$—

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

9. Other Comprehensive Income- Hedging Instruments

The Company designates certain forward currency exchange contracts as hedges for hedge accounting purposes (see Note 2, Summary of Significant Accounting Policies- Derivative Financial Instruments). The Company employs forward currency contracts to hedge the Company’s exposures, as they relate to certain forecasted inventory purchases in foreign currencies, and as such are regarded as cash flow hedges up to such time the forecasted transaction occurs.

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

The following table summarizes the impact of the effective portion of gains and losses of the forward contracts designated as hedges for the three and six months ended September 28, 2013:

	Three Months Ended September 28, 2013		Six Months Ended September 28, 2013
	Pre-Tax (Loss) Recognized in OCI (Effective Portion)	Gain Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax (Loss) Recognized in OCI (Effective Portion)	Gain Reclassified from Accumulated OCI into Earnings (Effective Portion)
Forward currency exchange contracts	$(2,892)	$227	$(3,513)	$555

There were no contracts designated as hedging for hedge accounting purposes prior to and as of September 29, 2012.

10. Share-Based Compensation

The Company issues equity grants to certain employees and directors of the Company at the discretion of the Company’s Compensation Committee. The Company has two equity plans, one adopted in Fiscal 2008, the Michael Kors (USA), Inc. Stock Option Plan (as amended and restated, the “2008 Plan”), and the other adopted in the third fiscal quarter of Fiscal 2012, the Michael Kors Holdings Limited Omnibus Incentive Plan (the “2012 Plan”). The 2008 Plan provided for the granting of share options only and was authorized to issue up to 23,980,823 ordinary shares. Subsequent to the adoption of the 2012 plan, there were no shares available for the granting of equity awards under the 2008 Plan. The 2012 Plan allows for the granting of share options, restricted shares and restricted share units, and other equity awards, and authorizes a total issuance of up to 15,246,000 ordinary shares. At September 28, 2013, there were 11,870,809 ordinary shares available for the granting of equity awards under the 2012 Plan. Option grants issued from the 2008 Plan generally expire ten years from the date of the grant, and those issued under the 2012 Plan generally expire seven years from the date of the grant.

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

The following table summarizes the share option activity during the six months ended September 28, 2013, and information about options outstanding at September 28, 2013:

	Number of Options	Weighted Average Exercise price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at March 30, 2013	10,381,342	$9.21
Granted	613,381	$62.46
Exercised	(2,144,008)	$6.08
Canceled/forfeited	(3,510)	$62.24

Outstanding at September 28, 2013	8,847,205	$13.64	6.64	$538,013

Vested or expected to vest at September 28, 2013	8,493,317	$13.64	6.64

Vested and exercisable at September 28, 2013	2,203,549	$7.12	6.21	$148,362

There were 6,643,656 non-vested and 2,203,549 vested outstanding options at September 28, 2013. The total intrinsic value of options exercised during the six months ended September 28, 2013 was $128.5 million, and the cash received from options exercised during this period was $13.0 million. The total intrinsic value of options exercised during the six months ended September 29, 2012 was $324.6 million, and the cash received from options exercised during this period was $23.7 million. As of September 28, 2013, the remaining unrecognized share-based compensation expense for non-vested share options and restricted shares to be expensed in future periods is $37.4 million, and the related weighted-average period over which it is expected to be recognized is approximately 3.84 years.

The weighted average grant date fair value for options granted during the three and six months ended September 28, 2013 was $27.46 and $24.93, respectively, and for the three and six months ended September 29, 2012 was $18.20 and $16.42, respectively. The following table represents assumptions used to estimate the fair value of options:

	Three Months Ended		Six Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility factor	43.3%	50.2%	46.1%	50.2%
Weighted average risk-free interest rate	1.5%	0.6%	1.0%	0.6%
Expected life of option	4.75 years	4.75 years	4.75 years	4.75 years

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

The following table summarizes restricted shares under the 2012 Plan as of September 28, 2013 and changes during the fiscal period then ended:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at March 30, 2013	617,468	$23.66
Granted	249,921	$62.55
Vested	(888)	$38.75
Canceled/forfeited	(1,406)	$62.24

Unvested at September 28, 2013	865,095	$34.54

The total fair value of restricted shares vested during the six months ended September 28, 2013 was $0.1 million. There were no restricted shares/units that vested during the six months ended September 29, 2012. As of September 28, 2013, the remaining unrecognized share-based compensation expense for non-vested restricted share grants to be expensed in future periods is $24.4 million, and the related weighted-average period over which it is expected to be recognized is approximately 3.01 years.

The following table summarizes restricted share units under the 2012 Plan as of September 28, 2013 and changes during the fiscal period then ended:

	Number of Unvested Restricted Units	Weighted Average Grant Date Fair Value
Unvested at March 30, 2013	27,763	$31.12
Granted	174,002	$62.64
Vested	—	$—
Canceled/forfeited	—	$—

Unvested at September 28, 2013	201,765	$58.30

As of September 28, 2013, the remaining unrecognized share-based compensation expense for non-vested restricted share units to be expensed in future periods is $8.9 million, and the related weighted-average period over which it is expected to be recognized is approximately 2.54 years.

Compensation expense attributable to share-based compensation for the three and six months ended September 28, 2013 was approximately $7.6 million and $13.1 million, respectively. Compensation expense attributable to share-based compensation for the three and six months ended September 29, 2012 was approximately $4.8 million and $9.8 million, respectively. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate since the inception of stock option granting. The estimated value of future forfeitures for equity grants as of September 28, 2013 is approximately $2.7 million.

11. Segment Information

The Company operates its business through three operating segments—Retail, Wholesale and Licensing—which are based on its business activities and organization. The operating segments are segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources, as well as in assessing performance. The primary key performance indicators are net sales or revenue (in the case of Licensing) and operating income for each segment. The Company’s reportable segments represent channels of distribution that offer similar merchandise, customer experience and sales/marketing strategies. Sales of the Company’s products through Company owned stores for the Retail segment include “Collection,” “Lifestyle” including “concessions,” and outlet stores located throughout North America, Europe, and Japan. Products sold through the Retail segment include women’s apparel, accessories (which include handbags and small leather goods such as wallets), footwear and licensed products, such as watches, fragrances and eyewear. The Wholesale segment includes sales primarily to major department stores and specialty shops throughout North America and Europe. Products sold through the Wholesale segment include accessories (which include handbags and small leather goods such as wallets), footwear and women’s and men’s apparel. The Licensing segment includes royalties earned on licensed products and use of the Company’s trademarks, and rights granted to third parties for the right to sell the Company’s products in certain geographical regions such as Korea, the Philippines, Singapore, Malaysia, Indonesia, Australia, the Middle East, Russia, Turkey, China, Hong Kong, Macau, Taiwan, Latin America and the Caribbean, and India. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. Corporate overhead expenses are allocated to the segments based upon specific usage or other allocation methods.

The Company has allocated $12.1 million and $1.9 million of its recorded goodwill to its Wholesale and Licensing segments, respectively. The Company does not have identifiable assets separated by segment. The following table presents the key performance information of the Company’s reportable segments (in thousands):

	Three Months Ended		Six Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Revenue:
Net sales: Retail	$355,573	$242,280	$681,245	$457,284
Wholesale	351,871	270,785	642,447	453,151
Licensing	32,859	19,870	57,470	37,365

Total revenue	$740,303	$532,935	$1,381,162	$947,800

Income from operations:
Retail	$103,133	$68,436	$206,247	$128,315
Wholesale	98,531	77,399	179,577	118,117
Licensing	19,796	12,093	33,198	23,439

Income from operations	$221,460	$157,928	$419,022	$269,871

Depreciation and amortization expense for each segment are as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Depreciation and amortization:
Retail	$10,716	$8,134	$20,433	$17,347
Wholesale	7,223	4,032	13,374	7,798
Licensing	118	92	225	168

Total depreciation and amortization	$18,057	$12,258	$34,032	$25,313

Total revenue (as recognized based on country of origin), and long-lived assets by geographic location of the consolidated Company are as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Revenue:
North America (U.S. and Canada)	$618,277	$471,424	$1,169,831	$848,573
Europe	114,049	56,651	195,528	90,038
Other regions	7,977	4,860	15,803	9,189

Total revenue	$740,303	$532,935	$1,381,162	$947,800

	As of
	September 28, 2013	March 30, 2013
Long-lived assets:
North America (U.S. and Canada)	$238,008	$209,973
Europe	76,146	46,154
Other regions	6,742	6,966

Total Long-lived assets:	$320,896	$263,093

12. Agreements with Shareholders and Related Party Transactions

From time to time, Sportswear Holdings Limited or its affiliates have provided a plane for purposes of business travel to the directors and senior management of the Company at no charge to the Company. During the six months ended September 29, 2012, $0.3 million, representing the estimated costs of these services, which are based on allocated or incremental cost, was charged to selling, general and administrative expenses as an offset to contributed capital (additional paid-in capital). There were no amounts recorded to contributed capital related to these services for the six months ended September 28, 2013. The Company or its chief executive officer may arrange a plane owned by Sportswear Holdings Limited or its affiliates to be used for the Company’s directors and senior management for purposes of business travel on terms and conditions not less favorable to the Company than it would receive in an arm’s-length transaction with a third party. To the extent the Company’s chief executive officer enters into such an arrangement for business travel, the Company will reimburse him for the actual market price paid for the use of such plane. During the six months ended September 28, 2013, the Company chartered this plane from Sportswear Holdings Limited for business purposes, the amounts of which were paid in cash and charged to operating expenses. Amounts charged to the Company in connection with these services were approximately $0.8 million during this period.

The Company’s Chief Creative Officer, Michael Kors, and the Company’s Chief Executive Officer, John Idol, and certain of the Company’s current shareholders, including Sportswear Holdings Limited, jointly own Michael Kors Far East Holdings Limited, a BVI company. During Fiscal 2012, the Company entered into certain licensing agreements with certain subsidiaries of Michael Kors Far East Holdings Limited (the “Licensees”) which provide the Licensees with certain exclusive rights for use of the Company’s trademarks within China, Hong Kong, Macau and Taiwan, and to import, sell, advertise and promote certain of the Company’s products in these regions, as well as to own and operate stores which bear the Company’s tradenames. The agreements between the Company and subsidiaries of Michael Kors Far East Holdings Limited expire on March 31, 2041, and may be terminated by the Company at certain intervals if certain minimum sale benchmarks are not met. For the six months ended September 28, 2013, there were approximately $0.4 million of royalties earned under these agreements. There were no royalties earned during the six months ended September 29, 2012, as the Company was not entitled to royalties under this agreement until the start of its fiscal 2014 year. The Company also provides the Licensees with certain services, including, but not limited to, supply chain and logistics support, and management information system support at the request of the Licensees, for which the Company charges a service fee based on allocated internal costs employed in delivering the services, and includes a contractually agreed upon markup. During the six months ended September 29, 2012, amounts charged to the Licensees for these services totaled $0.1 million, which was recorded in other selling, general and administrative expenses. There were no services rendered on behalf of the Licensees, and thus no fees were charged, during the six months ended September 28, 2013.

The Company routinely purchases certain inventory from a manufacturer owned by one of its directors. Amounts purchased during the six months ended September 28, 2013, and September 29, 2012, were $3.4 million and $3.5 million, respectively.

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

We operate our business in three segments—retail, wholesale and licensing—and we have a strategically controlled global distribution network focused on company-operated retail stores, leading department stores, specialty stores and select licensing partners. As of September 28, 2013, our retail segment included 264 North American retail stores, including concessions, and 88 international retail stores, including concessions, in Europe and Japan. As of September 28, 2013, our wholesale segment included wholesale sales through approximately 2,294 department store and specialty store doors in North America and wholesale sales through approximately 1,197 department store and specialty store doors internationally (department stores as they are referred to here are comprised of full-price department stores only). Our remaining revenue is generated through our licensing segment, through which we license to third parties certain production, sales and/or distribution rights. During the first six months of Fiscal 2014, our licensing segment accounted for approximately 4.2% of our total revenue and consisted primarily of royalties earned on licensed products and our geographic licenses.

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

Certain Factors Affecting Financial Condition and Results of Operations

Disruptions in shipping and distribution. Our operations are subject to the impact of shipping disruptions as a result of changes, or damage, to our distribution infrastructure. During the quarter ended September 28, 2013, we experienced disruptions to the shipping of our products within the U.S. as a result of implementing new material handling equipment and systems for purposes of automating our U.S. distribution facility. The disruption related to this implementation impacted our ability to ship at full capacity during the quarter and may continue to do so for the remainder of this fiscal year. In addition, we expect incremental expenses related to this implementation to be incurred through the end of this fiscal year. Accordingly, these disruptions to our shipping may have an impact on our earnings for the remainder of this fiscal year, with regards to the effects on both our net sales and operating expenses.

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

*	Comprised of: the Worldwide Luxury Markets Monitor, Spring 2013 update, Luxury Goods Worldwide Market Study, 2012, the Luxury Goods Worldwide Market Monitor, Spring 2012 Update, Luxury Goods Worldwide Market Study, 2011, Luxury Goods Worldwide Market Study Spring 2011 Update, the Luxury Goods Worldwide Market Study, and the Altagamma 2006 Worldwide Markets Monitor (together, the “Altagamma Studies”). These studies were prepared by the Altagamma Foundation in cooperation with Bain & Company and can be obtained free of charge or at a nominal cost by contacting Bain & Company’s media contact at cheryl.krauss@bain.com. While we believe that each of these studies and publications is reliable, we have not independently verified market and industry data from third-party sources. The Altagamma Studies analyze the global luxury goods market, including the market and financial performance of more than 230 of the world’s leading luxury goods companies and brands. All figures derived from the Altagamma Studies are based on an exchange rate of $1.31 to €1.00.

Segment Information

We generate revenue through three business segments: retail, wholesale and licensing. The following table presents our revenue and income from operations by segment for the three and six months ended September 28, 2013 and September 29, 2012 (in thousands):

	Three Months Ended		Six Months Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012

Revenue:
Net sales: Retail	$355,573	$242,280	$681,245	$457,284
Wholesale	351,871	270,785	642,447	453,151
Licensing	32,859	19,870	57,470	37,365

Total revenue	$740,303	$532,935	$1,381,162	$947,800

Income from operations:
Retail	$103,133	$68,436	$206,247	$128,315
Wholesale	98,531	77,399	179,577	118,117
Licensing	19,796	12,093	33,198	23,439

Income from operations	$221,460	$157,928	$419,022	$269,871

Retail

From the beginning of Fiscal 2007, when we first undertook our major retail growth initiative, through September 28, 2013, we have leveraged our successful retail store formats by opening a total of 342 new stores. During this time period, we have grown our North American retail presence significantly, increasing our North American store count by 254 stores, as well as increasing our international store count by 88 stores.

The following table presents the growth in our network of retail stores during the three and six months ended September 28, 2013 and September 29, 2012:

	Three Months Ended		Six Months Ended
	September 28,	September 29,	September 28,	September 29
	2013	2012	2013	2012
Full price retail stores including concessions:
Number of stores	237	180	237	180
Increase during period	18	12	36	22
Percentage increase vs. prior year	31.7%	36.4%	31.7%	36.4%
Total gross square footage	485,250	369,402	485,250	369,402
Average square footage per store	2,047	2,052	2,047	2,052

Outlet stores:
Number of stores	115	89	115	89
Increase during period	6	4	12	10
Percentage increase vs. prior year	29.2%	25.4%	29.2%	25.4%
Total gross square footage	339,177	245,244	339,177	245,244
Average square footage per store	2,949	2,756	2,949	2,756

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

The following table presents the growth in our network of full-price wholesale doors, which include department store and specialty store doors, during the three and six months ended September 28, 2013 and September 29, 2012:

	Three Months Ended		Six Months Ended
	September 28,	September 29,	September 28,	September 29
	2013	2012	2013	2012
Number of full-price wholesale doors	3,491	2,883	3,491	2,883
Increase during period	242	74	242	206
Percentage increase vs. prior year	21.1%	22.7%	21.1%	22.7%

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

Key Performance Indicators and Statistics

We use a number of key indicators of operating results to evaluate our performance, including the following (dollars in thousands):

	Three Months Ended		Six Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Total revenue	$740,303	$532,935	$1,381,162	$947,800
Gross profit as a percent of total revenue	60.8%	59.3%	61.3%	59.8%
Income from operations	$221,460	$157,928	$419,022	$269,871
Retail net sales- North America	$294,368	$213,817	$569,738	$405,927
Retail net sales- Europe	$53,228	$23,603	$95,704	$42,168
Retail net sales- Japan	$7,977	$4,860	$15,803	$9,189
Increase in comparable store net sales- North America	20.7%	45.1%	22.6%	41.9%
Increase in comparable store net sales- Europe	45.2%	50.3%	49.9%	38.0%
Increase in comparable store net sales- Japan	15.3%	17.0%	18.8%	18.4%

Wholesale net sales- North America	$291,050	$237,737	$542,623	$405,281
Wholesale net sales- Europe	$60,821	$33,048	$99,824	$47,870

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

Cost of goods sold includes the cost of inventory sold, freight-in on merchandise and foreign currency exchange gains/losses related to forward contracts for purchase commitments. All retail store operating and occupancy costs, as well as warehouse and distribution costs, are included in Selling, general and administrative expenses (see below), and as a result our cost of goods sold may not be comparable to that of other entities that have chosen to include some or all of those expenses as a component of their cost of goods sold.

Gross profit is total revenue (net sales plus licensing revenue) minus cost of goods sold. As a result of retail store operating and occupancy costs, and warehouse and distribution costs, being excluded from our cost of goods, our gross profit may not be comparable to that of other entities that have chosen to include some or all of those expenses as a component of their gross profit.

Selling, general and administrative expenses consist of warehousing and distribution costs, rent for our distribution centers, store payroll, store occupancy costs (such as rent, common area maintenance, store pre-opening, real estate taxes and utilities), information technology and systems costs, corporate payroll and related benefits, advertising and promotion expense and other general expenses.

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

Results of Operations

Comparison of the three months ended September 28, 2013 with the three months ended September 29, 2012

The following table details the results of our operations for the three months ended September 28, 2013 and for the three months ended September 29, 2012, and expresses the relationship of certain line items to total revenue as a percentage (dollars in thousands):

					% of Total	% of Total
					Revenue for	Revenue for
	Three Months Ended				the three	the three
	September 28,	September 29,			months ended	months ended
	2013	2012	$ Change	% Change	September 28, 2013	September 29, 2012

Statements of Operations Data:
Net sales	$707,444	$513,065	$194,379	37.9%
Licensing revenue	32,859	19,870	12,989	65.4%

Total revenue	740,303	532,935	207,368	38.9%
Cost of goods sold	290,428	217,035	73,393	33.8%	39.2%	40.7%

Gross profit	449,875	315,900	133,975	42.4%	60.8%	59.3%
Selling, general and administrative expenses	210,358	145,714	64,644	44.4%	28.4%	27.3%
Depreciation and amortization	18,057	12,258	5,799	47.3%	2.4%	2.3%

Total operating expenses	228,415	157,972	70,443	44.6%	30.9%	29.6%

Income from operations	221,460	157,928	63,532	40.2%	29.9%	29.6%
Interest expense, net	130	555	(425)	-76.6%	0.0%	0.1%
Foreign currency loss (gain)	18	(275)	293	-106.5%	0.0%	-0.1%

Income before provision for income taxes	221,312	157,648	63,664	40.4%	29.9%	29.6%
Provision for income taxes	75,504	59,820	15,684	26.2%	10.2%	11.2%

Net income	$145,808	$97,828	$47,980	49.0%

Total Revenue

Total revenue increased $207.4 million, or 38.9%, to $740.3 million for the three months ended September 28, 2013, compared to $532.9 million for the three months ended September 29, 2012. The increase was the result of an increase in our comparable and non-comparable retail store sales and wholesale sales, as well as increases in our licensing revenue.

The following table details revenues for our three business segments (dollars in thousands):

					% of Total	% of Total
					Revenue for	Revenue for
	Three Months Ended				the three	the three
	September 28,	September 29,			months ended	months ended
	2013	2012	$ Change	% Change	September 28, 2013	September 29, 2012
Revenue:
Net sales: Retail	$355,573	$242,280	$113,293	46.8%	48.0%	45.5%
Wholesale	351,871	270,785	81,086	29.9%	47.5%	50.8%
Licensing	32,859	19,870	12,989	65.4%	4.4%	3.7%

Total revenue	$740,303	$532,935	$207,368	38.9%

Retail

Net sales from our retail stores increased $113.3 million, or 46.8%, to $355.6 million for the three months ended September 28, 2013, compared to $242.3 million for the three months ended September 29, 2012. We operated 352 retail stores, including concessions, as of September 28, 2013, compared to 269 retail stores, including concessions, as of September 29, 2012. During the three months ended September 28, 2013, our comparable store sales growth increased $55.1 million, or 22.9%, from the three months ended September 29, 2012. The growth in our comparable store sales was primarily due to an increase in sales of our accessories product line during the three months ended September 28, 2013. In addition, the change to our non-comparable store sales were $58.2 million during the three months ended September 28, 2013, which was primarily the result of operating 83 additional stores since September 29, 2012.

Wholesale

Net sales to our wholesale customers increased $81.1 million, or 29.9%, to $351.9 million for the three months ended September 28, 2013, compared to $270.8 million for the three months ended September 29, 2012. The increase in our wholesale net sales occurred primarily as a result of increased sales of our accessories line as well as footwear during the three months ended September 28, 2013, as we continue to enhance our presence in department and specialty stores by converting more doors to shop-in-shops, and in continuing our expansion of our European operations. Net sales from our European operations increased approximately 84.0% during the three months ended September 28, 2013 compared to the three months ended September 29, 2012, due largely to an increase in full-price doors to 1,197 from 817 in the same period last year.

Licensing

Revenues earned on our licensing agreements increased $13.0 million, or 65.4%, to $32.9 million for the three months ended September 28, 2013, compared to $19.9 million for the three months ended September 29, 2012. The increase in licensing revenue was primarily due to royalties earned on licensing agreements related to sales of watches.

Gross Profit

Gross profit increased $134.0 million, or 42.4%, to $449.9 million during the three months ended September 28, 2013, compared to $315.9 million for the three months ended September 29, 2012. Gross profit as a percentage of total revenue increased to 60.8% during the three months ended September 28, 2013, compared to 59.3% during the three months ended September 29, 2012. The increase in profit margin resulted primarily from increases in gross profit margin of 60 basis points and 40 basis points from our retail and wholesale segments, respectively. The increase in profit margin on our retail segment resulted primarily from a favorable product sales mix during the quarter ended September 28, 2013 as compared to the quarter ended September 29, 2012. The increase in profit margin on our wholesale segment largely resulted from the increase in our European wholesale net sales to total wholesale net sales, the increase of which was comprised of a more favorable product sales mix during the quarter ended September 28, 2013 as compared to the quarter ended September 29, 2012.

Total Operating Expenses

Total operating expenses increased $70.4 million, or 44.6%, to $228.4 million during the three months ended September 28, 2013, compared to $158.0 million for the three months ended September 29, 2012. Total operating expenses increased to 30.9% as a percentage of total revenue for the three months ended September 28, 2013, compared to 29.6% for the three months ended September 29, 2012. The components that comprise total operating expenses are explained below.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $64.6 million, or 44.4%, to $210.4 million during the three months ended September 28, 2013, compared to $145.7 million for the three months ended September 29, 2012. The increase was primarily due to increases in our retail occupancy and salary costs of $34.1 million, an increase in corporate employee-related costs of $13.3 million, and increases in promotional costs (which consist of advertising, marketing and various promotional costs) of $6.1 million. The increase in our retail occupancy and payroll costs was due to operating 352 retail stores versus 269 retail stores in the prior period. The increase in our corporate employee-related costs was due primarily to an increase in our corporate staff to accommodate our North American and international growth. Advertising costs increased primarily due to our continuing expansion into new markets, including domestic and international, as well as social media during the three months ended September 28, 2013. Selling, general and administrative expenses as a percentage of total revenue increased to 28.4% during the three months ended September 28, 2013, compared to 27.3% for the three months ended September 29, 2012. The increase as a percentage of total revenue was primarily due to increases in various warehousing and distribution expenses incurred in the quarter ended September 28, 2013.

Depreciation and Amortization

Depreciation and amortization increased $5.8 million, or 47.3%, to $18.1 million during the three months ended September 28, 2013, compared to $12.3 million for the three months ended September 29, 2012. Increases in depreciation and amortization were primarily due to an increase in the build-out of our new retail locations, new shop-in-shop locations and investments made in our information systems infrastructure to accommodate our growth. Depreciation and amortization increased to 2.4% as a percentage of total revenue during the three months ended September 28, 2013, compared to 2.3% for the three months ended September 29, 2012.

Income from Operations

As a result of the foregoing, income from operations increased $63.5 million, or 40.2%, to $221.5 million during the three months ended September 28, 2013, compared to $157.9 million for the three months ended September 29, 2012. Income from operations as a percentage of total revenue increased to 29.9% during the three months ended September 28, 2013, compared to 29.6% for the three months ended September 29, 2012.

The following table details income from operations for our three business segments (dollars in thousands):

					% of Net Sales/	% of Net Sales/
					Revenue for	Revenue for
	Three Months Ended				the three	the three
	September 28,	September 29,			months ended	months ended
	2013	2012	$ Change	% Change	September 28, 2013	September 29, 2012
Income from operations:
Retail	$103,133	$68,436	$34,697	50.7%	29.0%	28.2%
Wholesale	98,531	77,399	21,132	27.3%	28.0%	28.6%
Licensing	19,796	12,093	7,703	63.7%	60.2%	60.9%

Income from operations	$221,460	$157,928	$63,532	40.2%

Retail

Income from operations for our retail segment increased $34.7 million, or 50.7%, to $103.1 million during the three months ended September 28, 2013, compared to $68.4 million for the three months ended September 29, 2012. Income from operations as a percentage of net retail sales for the retail segment increased approximately 0.8% as a percentage of net retail sales to 29.0% during the three months ended September 28, 2013. The increase in retail income from operations as a percentage of net sales was due to the increase in gross profit margin during the three months ended September 28, 2013, as compared to the three months ended September 29, 2012, as described in the gross profit discussion above.

Wholesale

Income from operations for our wholesale segment increased $21.1 million, or 27.3%, to $98.5 million during the three months ended September 28, 2013, compared to $77.4 million for the three months ended September 29, 2012. Income from operations as a percentage of net sales for the wholesale segment decreased 0.6% as a percentage of net wholesale sales to 28.0% during the three months ended September 28, 2013. This decrease as a percentage of net sales was primarily the result of an increase in operating expenses of approximately 1.0% as a percent of net wholesale sales during the three months ended September 28, 2013, as compared to the three months ended September 29, 2012. This increase was due to expenditures related to distribution, increases in depreciation and amortization as a percentage of net wholesale sales, as well as the aforementioned disruption to our warehouse facility in California during the quarter ended September 28, 2013, as a result of implementation of certain material handling equipment and systems to automate the facility. The expenses related to this disruption included, shipping and handling, additional payroll and consulting fees. We expect to incur additional expenses related to this disruption into our third and fourth fiscal 2014 quarters. These increases in operating expenses as a percentage of net wholesale sales were offset, in part, by the increase in gross profit margin, as described in the gross profit discussion above.

Licensing

Income from operations for our licensing segment increased $7.7 million, or 63.7%, to $19.8 million during the three months ended September 28, 2013, compared to $12.1 million for the three months ended September 29, 2012. Income from operations as a percentage of licensing revenue for the licensing segment decreased 0.7% as a percentage of licensing revenue to 60.2% during the three months ended September 28, 2013. This decrease as a percentage of licensing revenue was the result of an increase in advertising expenses of $4.6 million during the three month ended September 28, 2013, as compared to the three months ended September 29, 2012, as we continue to launch new advertising initiatives, including social media and other web-based mediums for increasing brand awareness. The increase in advertising expenses was offset in part by the aforementioned increase in licensing revenue.

Interest Expense, net

Interest expense decreased $0.4 million, or 76.6%, to $0.1 million during the three months ended September 28, 2013, compared to $0.6 million for the three months ended September 29, 2012. The decrease in interest expense was attributable primarily to a decrease in borrowings during the quarter ended September 28, 2013, as compared to the quarter ended September 29, 2012. The expense for the period was largely comprised of commitment fees and the amortization of deferred borrowing costs.

Foreign Currency Loss (Gain)

Foreign currency loss during the three months ended September 28, 2013 was $18,000 as compared to foreign currency gain of $0.3 million during the three months ended September 29, 2012. The loss during the three months ended September 28, 2013 was primarily due to the settling of certain of our accounts payable in currencies other than the functional currency of certain reporting units. The foreign currency gain during the three months ended September 29, 2012 was primarily due to the strengthening of the Japanese Yen relative to the U.S. dollar, which impacted the re-measurement of Yen-denominated intercompany loans with certain of our subsidiaries.

Provision for Income Taxes

We recognized $75.5 million of income tax expense during the three months ended September 28, 2013, compared with $59.8 million for the three months ended September 29, 2012. Our effective tax rate for the three months ended September 28, 2013 before taking into effect certain discrete items, was 35.4%, compared to 37.9% for the three months ended September 29, 2012. The decrease in our effective tax rate was primarily due to the increase in taxable income in certain of our non-U.S. subsidiaries, which are subject to lower statutory income tax rates, during the three months ended September 28, 2013. Our effective tax rate for the three months ended September 28, 2013 after taking into effect the aforementioned discrete items was 34.1%. These discrete items were primarily comprised of favorable outcomes resulting from certain examinations completed during the fiscal quarter ended September 28, 2013.

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

Net Income

As a result of the foregoing, our net income increased $48.0 million, or 49.0%, to $145.8 million during the three months ended September 28, 2013, compared to $97.8 million for the three months ended September 29, 2012.

Comparison of the six months ended September 28, 2013 with the six months ended September 29, 2012

The following table details the results of our operations for the six months ended September 28, 2013 and for the six months ended September 29, 2012, and expresses the relationship of certain line items to total revenue as a percentage (dollars in thousands):

					% of Total	% of Total
					Revenue for	Revenue for
	Six Months Ended				the six	the six
	September 28,	September 29,			months ended	months ended
	2013	2012	$ Change	% Change	September 28, 2013	September 29, 2012

Statements of Operations Data:
Net sales	$1,323,692	$910,435	$413,257	45.4%
Licensing revenue	57,470	37,365	20,105	53.8%

Total revenue	1,381,162	947,800	433,362	45.7%
Cost of goods sold	534,016	380,900	153,116	40.2%	38.7%	40.2%

Gross profit	847,146	566,900	280,246	49.4%	61.3%	59.8%
Selling, general and administrative expenses	394,092	271,716	122,376	45.0%	28.5%	28.7%
Depreciation and amortization	34,032	25,313	8,719	34.4%	2.5%	2.7%

Total operating expenses	428,124	297,029	131,095	44.1%	31.0%	31.3%

Income from operations	419,022	269,871	149,151	55.3%	30.3%	28.5%
Interest expense, net	300	990	(690)	-69.7%	0.0%	0.1%
Foreign currency loss (gain)	276	(650)	926	-142.5%	0.0%	-0.1%

Income before provision for income taxes	418,446	269,531	148,915	55.2%	30.3%	28.4%
Provision for income taxes	147,642	103,058	44,584	43.3%	10.7%	10.9%

Net income	$270,804	$166,473	$104,331	62.7%

Total Revenue

Total revenue increased $433.4 million, or 45.7%, to $1,381.2 million for the six months ended September 28, 2013, compared to $947.8 million for the six months ended September 29, 2012. The increase was the result of an increase in our comparable and non-comparable retail store sales and wholesale sales, as well as increases in our licensing revenue.

The following table details revenues for our three business segments (dollars in thousands):

					% of Total	% of Total
	Six Months Ended				Revenue for	Revenue for
	September 28,	September 29,			the six months	the six months
	2013	2012	$ Change	% Change	September 28, 2013	September 29, 2012
Revenue:
Net sales: Retail	$681,245	$457,284	$223,961	49.0%	49.3%	48.2%
Wholesale	642,447	453,151	189,296	41.8%	46.5%	47.8%
Licensing	57,470	37,365	20,105	53.8%	4.2%	3.9%

Total revenue	$1,381,162	$947,800	$433,362	45.7%

Retail

Net sales from our retail stores increased $224.0 million, or 49.0%, to $681.2 million for the six months ended September 28, 2013, compared to $457.3 million for the six months ended September 29, 2012. We operated 352 retail stores, including concessions, as of September 28, 2013, compared to 269 retail stores, including concessions, as of September 29, 2012. During the six months ended September 28, 2013, our comparable store sales growth increased $113.3 million, or 25.0%, from the six months ended September 29, 2012. The growth in our comparable store sales was primarily due to an increase in sales of our accessories product line during the six months ended September 28, 2013. In addition, the change to our non-comparable store sales were $110.7 million during the six months ended September 28, 2013, which was primarily the result of operating 83 additional stores since September 29, 2012.

Wholesale

Net sales to our wholesale customers increased $189.3 million, or 41.8%, to $642.4 million for the six months ended September 28, 2013, compared to $453.2 million for the six months ended September 29, 2012. The increase in our wholesale net sales occurred primarily as a result of increased sales of our accessories line as well as footwear during the six months ended September 28, 2013, as we continue to enhance our presence in department and specialty stores by converting more doors to shop-in-shops, and in continuing our expansion of our European operations. Net sales from our European operations increased approximately 108.5% during the six months ended September 28, 2013, compared to the six months ended September 29, 2012, due largely to an increase in full-price doors to 1,197 from 817 in the same period last year.

Licensing

Revenues earned on our licensing agreements increased $20.1 million, or 53.8%, to $57.5 million for the six months ended September 28, 2013, compared to $37.4 million for the six months ended September 29, 2012. The increase in licensing revenue was primarily due to royalties earned on licensing agreements related to sales of watches.

Gross Profit

Gross profit increased $280.2 million, or 49.4%, to $847.1 million during the six months ended September 28, 2013, compared to $566.9 million for the six months ended September 29, 2012. Gross profit as a percentage of total revenue increased to 61.3% during the six months ended September 28, 2013, compared to 59.8% during the six months ended September 29, 2012. The increase in profit margin resulted from increases in gross profit margin of 90 basis points and 150 basis points from our retail and wholesale segments, respectively. The increase in profit margin on our retail segment resulted primarily from a more favorable product sales mix during the six months ended September 28, 2013, as compared to the six months ended September 29, 2012. The increase in profit margin on our wholesale segment largely resulted from a decrease in discounts and allowances given, as well as experiencing a more favorable product sales mix during the six months ended September 28, 2013, as compared to the six months ended September 29, 2012.

Total Operating Expenses

Total operating expenses increased $131.1 million, or 44.1%, to $428.1 million during the six months ended September 28, 2013, compared to $297.0 million for the six months ended September 29, 2012. Total operating expenses decreased to 31.0% as a percentage of total revenue for the six months ended September 28, 2013, compared to 31.3% for the six months ended September 29, 2012. The components that comprise total operating expenses are explained below.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $122.4 million, or 45.0%, to $394.1 million during the six months ended September 28, 2013, compared to $271.7 million for the six months ended September 29, 2012. The increase was primarily due to increases in our retail occupancy and salary costs of $64.4 million, an increase in corporate employee-related costs of $27.1 million, and increases in promotional costs (which consist of advertising, marketing and various promotional costs) of $14.1 million. The increase in our retail occupancy and payroll costs was due to operating 352 retail stores versus 269 retail stores in the prior period. The increase in our corporate employee-related costs was due primarily to an increase in our corporate staff to accommodate our North American and international growth. Advertising costs increased primarily due to our continuing expansion into new markets, including domestic and international, as well as social media during the six months ended September 28, 2013. Selling, general and administrative expenses as a percentage of total revenue decreased to 28.5% during the six months ended September 28, 2013, compared to 28.7% for the six months ended September 29, 2012. The decrease as a percentage of total revenue was primarily due to achieving economies of scale during the six months ended September 28, 2013, as compared to the six months ended September 29, 2012, as our revenue is increasing at a greater rate relative to our fixed costs.

Depreciation and Amortization

Depreciation and amortization increased $8.7 million, or 34.4%, to $34.0 million during the six months ended September 28, 2013, compared to $25.3 million for the six months ended September 29, 2012. Increases in depreciation and amortization were primarily due to an increase in the build-out of our new retail locations, new shop-in-shop locations and investments made in our information systems infrastructure to accommodate our growth. Depreciation and amortization decreased to 2.5% as a percentage of total revenue during the six months ended September 28, 2013, compared to 2.7% for the six months ended September 29, 2012.

Income from Operations

As a result of the foregoing, income from operations increased $149.2 million, or 55.3%, to $419.0 million during the six months ended September 28, 2013, compared to $269.9 million for the six months ended September 29, 2012. Income from operations as a percentage of total revenue increased to 30.3% during the six months ended September 28, 2013, compared to 28.5% for the six months ended September 29, 2012.

The following table details income from operations for our three business segments (dollars in thousands):

					% of Net Sales/	% of Net Sales/
	Six Months Ended				Revenue for	Revenue for
	September 28,	September 29,			the six months	the six months
	2013	2012	$ Change	% Change	September 28, 2013	September 29, 2012
Income from operations:
Retail	$206,247	$128,315	$77,932	60.7%	30.3%	28.1%
Wholesale	179,577	118,117	61,460	52.0%	28.0%	26.1%
Licensing	33,198	23,439	9,759	41.6%	57.8%	62.7%

Income from operations	$419,022	$269,871	$149,151	55.3%

Retail

Income from operations for our retail segment increased $77.9 million, or 60.7%, to $206.2 million during the six months ended September 28, 2013, compared to $128.3 million for the six months ended September 29, 2012. Income from operations as a percentage of net retail sales for the retail segment increased approximately 2.2% as a percentage of net retail sales to 30.3% during the six months ended September 28, 2013. The increase in retail income from operations as a percentage of net retail sales was due to the increase in gross profit margin during the six months ended September 28, 2013, as compared to the six months ended September 29, 2012, as described in the gross profit discussion above, as well as to a decrease in operating expenses of approximately 1.3% as a percentage of net retail sales during the six months ended September 28, 2013, as compared to the six months ended September 29, 2012. This decrease occurred primarily due to sales increasing at a greater rate relative to fixed expenses during the period.

Wholesale

Income from operations for our wholesale segment increased $61.5 million, or 52.0%, to $179.6 million during the six months ended September 28, 2013, compared to $118.1 million for the six months ended September 29, 2012. Income from operations as a percentage of net sales for the wholesale segment increased 1.9% as a percentage of net wholesale sales to 28.0% during the six months ended September 28, 2013. This increase as a percentage of net sales was primarily the result of the increase in gross profit margin, as described in the gross profit discussion above.

Licensing

Income from operations for our licensing segment increased $9.8 million, or 41.6%, to $33.2 million during the six months ended September 28, 2013, compared to $23.4 million for the six months ended September 29, 2012. Income from operations as a percentage of licensing revenue for the licensing segment decreased 4.9% as a percentage of licensing revenue to 57.8% during the six months ended September 28, 2013. This decrease as a percentage of licensing revenue was the result of an increase in advertising expenses of $9.3 million during the six months ended September 28, 2013, as compared to the six months ended September 29, 2012, as we launched several new advertising initiatives, including social media and other web-based mediums for increasing brand awareness for our upcoming fiscal year. The increase in advertising expenses was offset in part by the aforementioned increase in licensing revenue.

Interest Expense, net

Interest expense decreased $0.7 million, or 69.7%, to $0.3 million during the six months ended September 28, 2013, compared to $1.0 million for the six months ended September 29, 2012. The decrease in interest expense was attributable primarily to a decrease in borrowings during the six months ended September 28, 2013, as compared to the six months ended September 29, 2012. The expense for the period was largely comprised of commitment fees and the amortization of deferred borrowing costs.

Foreign Currency Loss (Gain)

Foreign currency loss during the six months ended September 28, 2013 was $0.3 million as compared to foreign currency gain of $0.7 million during the six months ended September 29, 2012. The loss during the six months ended September 28, 2013 was primarily due to the settling of certain of our accounts payable in currencies other than the functional currency of the applicable reporting units. The foreign currency gain during the six months ended September 29, 2012 was primarily due to the strengthening of the Japanese Yen relative to the U.S. dollar, which impacted the re-measurement of Yen-denominated intercompany loans with certain of our subsidiaries. There were no balances on these notes at September 28, 2013.

Provision for Income Taxes

We recognized $147.6 million of income tax expense during the six months ended September 28, 2013, compared with $103.1 million for the six months ended September 29, 2012. Our effective tax rate for the six months ended September 28, 2013, before taking into effect certain discrete items, was 36.0%, compared to 38.2% for the six months ended September 29, 2012. The decrease in our effective tax rate was primarily due to the increase in taxable income in certain of our non-U.S. subsidiaries, which are subject to lower statutory income tax rates, during the six months ended September 28, 2013. Our effective tax rate for the six months ended September 28, 2013, after taking into effect these discrete items, was 35.3%.These discrete items were primarily comprised of favorable results of certain examinations completed during the fiscal quarter ended September 28, 2013.

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

Net Income

As a result of the foregoing, our net income increased $104.3 million, or 62.7%, to $270.8 million during the six months ended September 28, 2013, compared to $166.5 million for the six months ended September 29, 2012.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, along with borrowings available under our 2013 Credit Facility (see below discussion regarding “Senior Unsecured Revolving Credit Facility”) and available cash and cash equivalents. Our primary use of this liquidity is to fund our ongoing cash requirements, including working capital requirements, global retail store expansion and renovation, construction and renovation of shop-in-shops, investment in information systems infrastructure and expansion of our distribution and corporate facilities. We believe that the cash generated from our operations, together with borrowings available under our revolving credit facility and available cash and cash equivalents, will be sufficient to meet our working capital needs for the next 12 months, including investments made and expenses incurred in connection with our store growth plans, shop-in shop growth, continued systems development, as well as web based sales and marketing initiatives. We spent approximately $73.6 million on capital expenditures during the six months ended September 28, 2013 and expect to spend approximately $160.0 million on capital expenditures during the remainder of Fiscal 2014. The majority of these expected expenditures relate to new retail store openings planned for the year, with the remainder being used for investments in connection with developing new shop-in-shops, build-out of our corporate offices and enhancing our information systems infrastructure. In addition, we plan to spend approximately an additional $15.0 million during the remainder of Fiscal 2014, on intangible assets related to our European retail store expansion.

The following table sets forth key indicators of our liquidity and capital resources (in thousands):

	As of
	September 28, 2013	March 30, 2013
Balance Sheet Data:
Cash and cash equivalents	$618,841	$472,511
Working capital	$1,127,743	$824,941
Total assets	$1,707,774	$1,289,565
Revolving line of credit	$—	$—

	Six Months Ended
	September 28, 2013	September 29, 2012
Cash Flows Provided By (Used In):
Operating activities	$181,485	$113,680
Investing activities	(88,268)	(42,841)
Financing activities	53,174	134,752
Effect of exchange rate changes	(62)	299

Net increase in cash and cash equivalents	$146,329	$205,890

Cash Provided by Operating Activities

Cash provided by operating activities increased $67.8 million to $181.5 million during the six months ended September 28, 2013, as compared to $113.7 million for the six months ended September 29, 2012. The increase in cash flows from operating activities is primarily due to an increase in our net income, an increase in changes to our accounts receivable, offset, in part, by an increase in cash outflows on our inventory during the six months ended September 28, 2013 as compared to the six months ended September 29, 2012. The increase in the change to our accounts receivable was largely the result of an increase in the collection frequency of certain of our accounts receivables during the six months ended September 28, 2013, as compared to the six months ended September 29, 2012. The increase in cash outflows on our inventory occurred primarily due the increase in our inventory requirements driven by our increased sales during the six months ended September 28, 2013, as compared to the six months ended September 29, 2012.

Cash Used in Investing Activities

Net cash used in investing activities increased $45.4 million to $88.3 million during the six months ended September 28, 2013, as compared to $42.8 million during the six months ended September 29, 2012. The increase in cash used in investing activities is primarily the result of the build-out of our new retail stores, which were constructed during the six months ended September 28, 2013, shop-in-shops we installed during the six months ended September 28, 2013, as well as certain technology initiatives undertaken during the six months ended September 28, 2013, which related to distribution system enhancements and various other improvements to our infrastructure. In addition, we acquired approximately $14.7 million of intangible assets (lease rights) related to certain of our stores opened during the six months ended September 28, 2013.

Cash Provided by Financing Activities

Net cash provided by financing activities was $53.2 million for the six months ended September 28, 2013, as compared to $134.8 million for the six months ended September 29, 2012. The cash flows from financing activities during the six months ended September 28, 2013, were primarily comprised of proceeds from the exercise of employee share options of approximately $13.0 million. Cash flows from financing activities related to the six months ended September 29, 2012, were comprised of net borrowing on our revolving credit facility of $8.9 million, and proceeds from the exercise of employee share options of approximately $23.7 million.

Revolving Credit Facility

Senior Unsecured Revolving Credit Facility

On February 8, 2013, we terminated the provisions of our existing 2011 Credit Facility and entered into a senior unsecured credit facility (“2013 Credit Facility”). Pursuant to the agreement the 2013 Credit Facility provides for up to $200.0 million of borrowings, and expires on February 8, 2018. The agreement also provides for loans and letters of credit to our European subsidiaries of up to $100.0 million. The 2013 Credit Facility contains financial covenants such as requiring an adjusted leverage ratio of 3.5 to 1.0 (with the ratio being total consolidated indebtedness plus 8.0 times consolidated rent expense to EBITDA plus consolidated rent expense) and a fixed charge coverage ratio of 2.0 to 1.0 (with the ratio being EBITDA plus consolidated rent expense to the sum of fixed charges plus consolidated rent expense), restricts and limits additional indebtedness, and restricts the incurrence of additional liens and cash dividends. As of September 28, 2013, we were in compliance with all of our covenants covered under this agreement.

Borrowings under the 2013 Credit Facility accrue interest at the rate per annum announced from time to time by the agent a rate based on the rates applicable for deposits in the London interbank market for U.S. Dollars or the applicable currency in which the loans are made (the “Adjusted LIBOR”) plus an applicable margin. The applicable margin may range from 1.25% to 2.5%, and is based, or dependent upon, a particular threshold related to the adjusted leverage ratio calculated during the period of borrowing. For the six months ended September 28, 2013, the weighted average interest rate for the revolving credit facility was 1.59%. The 2013 Credit Facility requires an annual facility fee of $0.1 million, and an annual commitment fee of 0.25% to 0.35% on the unused portion of the available credit under the facility.

As of September 28, 2013, there were no amounts outstanding under the 2013 Credit Facility, and the amount available for future borrowings was $189.2 million. The largest amount borrowed during the six months ended September 28, 2013, was $6.6 million. At September 28, 2013, there were stand-by letters of credit of $10.8 million.

Contractual Obligations and Commercial Commitments

As of September 28, 2013, our lease commitments and contractual obligations were as follows (in thousands):

Fiscal year ending	Remainder of Fiscal 2014	Fiscal 2015-2016	Fiscal 2017-2018	Fiscal 2019 and Thereafter	Total
Operating leases	$57,620	$239,498	$234,481	$480,770	$1,012,368

Operating lease obligations represent the minimum lease rental payments under non-cancelable operating leases for our real estate locations globally. In addition to the above amounts, we are typically required to pay real estate taxes, contingent rent based on sales volume and other occupancy costs relating to our leased properties for our retail stores.

Excluded from the above commitments is $13.5 million of long-term liabilities related to uncertain tax positions, due to the uncertainty of the time and nature of resolution.

The above table also excludes amounts included in current liabilities in our consolidated balance sheet as of September 28, 2013, as these items will be paid within one year, and non-current liabilities that have no cash outflows associated with them (e.g., deferred taxes).

We do not have any long-term purchase obligations that represent firm commitments at September 28, 2013.

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

During the fiscal quarter ended June 29, 2013, we adopted the provisions of Accounting Standard Update 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”) which the Financial Accounting Standards Board (“FASB”) issued in February 2013. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The ASU is effective for annual periods and interim periods within those periods beginning after December 15, 2012. For the three and six months ended September 28, 2013, the amounts reclassified out of accumulated other comprehensive income were $0.2 million and $0.6 million, respectively.

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

We perform a sensitivity analysis, on those contracts not designated as hedges for accounting purposes, to determine the effects of fluctuations in foreign currency exchange rates. For this sensitivity analysis, we assume a hypothetical change in U.S. dollar against foreign exchange rates. Based on all foreign currency exchange contracts outstanding as of September 28, 2013, a 10% devaluation of the U.S. dollar compared to the level of foreign currency exchange rates for currencies under contract as of September 28, 2013 would result in an increase of approximately $0.3 million of net unrealized foreign currency gains. Conversely, a 10% appreciation of the U.S. dollar would result in an increase approximately of $0.3 million of net unrealized foreign currency loss.

Interest Rate Risk

We are exposed to interest rate risk in relation to our Credit Facility. Our Credit Facility carries interest rates that are tied to LIBOR and the prime rate, among other institutional lending rates (depending on the particular origination of borrowing), and therefore our statements of operations and cash flows are exposed to changes in those interest rates. At September 28, 2013, there was no outstanding balance on our Credit Facility. The balance of our Credit Facility at September 28, 2013, is not indicative of future balances that may be subject to fluctuations in interest rates. Any increases in the applicable interest rate(s) would cause an increase to the interest expense on our Credit Facility relative to any outstanding balance at that date.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 28, 2013. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 28, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 7, 2013.

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