Form 10-Q
period 2013-12-28
Michael Kors Holdings Ltd
filed 2014-02-06
CIK 1530721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2013

or

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

As of February 3, 2014, Michael Kors Holdings Limited had 203,926,768 ordinary shares outstanding.

		Page No.
	PART I FINANCIAL INFORMATION
Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets (unaudited) as of December 28, 2013 and March 30, 2013	3
	Condensed Consolidated Statements Operations and Comprehensive Income (unaudited) for the three and nine months ended December 28, 2013 and December 29, 2012	4
	Condensed Consolidated Statements of Shareholders’ Equity (unaudited) for the nine months ended December 28, 2013	5
	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended December 28, 2013 and December 29, 2012	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	37

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 6.	Exhibits	37

Signatures		39

EX 31.1
EX 31.2
EX 32.1
EX 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	December 28, 2013	March 30, 2013
Assets
Current assets
Cash and cash equivalents	$828,341	$472,511
Receivables, net	292,812	206,454
Inventories	431,564	266,894
Deferred tax assets	10,790	8,480
Prepaid expenses and other current assets	36,722	34,850

Total current assets	1,600,229	989,189
Property and equipment, net	321,542	242,113
Intangible assets, net	42,098	20,980
Goodwill	14,005	14,005
Deferred tax assets	9,633	4,389
Other assets	19,456	18,889

Total assets	$2,006,963	$1,289,565

Liabilities and Shareholders’ Equity
Current liabilities
Revolving line of credit	$—	$—
Accounts payable	145,363	82,977
Accrued payroll and payroll related expenses	42,416	38,642
Accrued income taxes	11,645	9,074
Accrued expenses and other current liabilities	75,829	33,555

Total current liabilities	275,253	164,248
Deferred rent	72,293	56,986
Deferred tax liabilities	20,014	13,163
Other long-term liabilities	15,453	7,922

Total liabilities	383,013	242,319
Commitments and contingencies
Shareholders’ equity
Ordinary shares, no par value; 650,000,000 shares authorized, and 203,882,679 shares issued and outstanding at December 28, 2013, and 201,454,408 shares issued and outstanding at March 30, 2013	—	—
Treasury shares, at cost (29,765 shares at December 28, 2013)	(2,447)	—
Additional paid-in capital	503,639	424,454
Accumulated other comprehensive loss	(3,942)	(3,461)
Retained earnings	1,126,700	626,253

Total shareholders’ equity	1,623,950	1,047,246

Total liabilities and shareholders’ equity	$2,006,963	$1,289,565

See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Net sales	$964,787	$606,943	$2,288,479	$1,517,378
Licensing revenue	47,442	29,835	104,912	67,200

Total revenue	1,012,229	636,778	2,393,391	1,584,578
Cost of goods sold	392,731	253,327	926,747	634,227

Gross profit	619,498	383,451	1,466,644	950,351
Selling, general and administrative expenses	254,603	164,844	648,695	436,560
Depreciation and amortization	21,655	13,768	55,687	39,081

Total operating expenses	276,258	178,612	704,382	475,641

Income from operations	343,240	204,839	762,262	474,710
Interest expense, net	109	311	409	1,301
Foreign currency loss	3	1,487	279	837

Income before provision for income taxes	343,128	203,041	761,574	472,572
Provision for income taxes	113,485	73,013	261,127	176,071

Net income	$229,643	$130,028	$500,447	$296,501

Weighted average ordinary shares outstanding:
Basic	203,175,380	199,291,480	202,314,813	195,468,623
Diluted	206,088,062	202,817,811	205,192,959	200,800,410

Net income per ordinary share:
Basic	$1.13	$0.65	$2.47	$1.52
Diluted	$1.11	$0.64	$2.44	$1.48

Statements of Comprehensive Income:
Net income	$229,643	$130,028	$500,447	$296,501
Foreign currency translation adjustments	(1,745)	191	3,228	1,657
Net realized and unrealized losses on derivatives	(496)	(367)	(3,709)	(367)

Comprehensive income	$227,402	$129,852	$499,966	$297,791

See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Ordinary Shares		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Retained
	Shares	Amounts	Capital	Shares	Loss	Earnings	Total
Balance at March 30, 2013	201,454,408	$—	$424,454	$—	$(3,461)	$626,253	$1,047,246
Net income	—	—	—	—	—	500,447	500,447
Foreign currency translation adjustment					3,228		3,228
Net unrealized loss on derivatives (net of taxes of $0.5 million)	—	—	—	—	(3,709)	—	(3,709)

Total comprehensive income	—	—	—	—	—	—	499,966
Issuance of restricted shares	248,985	—	—	—	—	—	—
Exercise of employee share options	2,209,051	—	13,535	—	—	—	13,535
Equity compensation expense	—	—	20,919	—	—	—	20,919
Tax benefits on exercise of share options	—	—	44,731	—	—	—	44,731
Purchase of Treasury Shares	(29,765)	—	—	(2,447)	—	—	(2,447)

Balance at December 28, 2013	203,882,679	$—	$503,639	$(2,447)	$(3,942)	$1,126,700	$1,623,950

See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	December 28, 2013	December 29, 2012
Cash flows from operating activities
Net income	$500,447	$296,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,687	39,081
Loss on disposal of fixed assets	2,135	176
Unrealized foreign exchange loss	279	837
Income earned on joint venture	(125)	—
Amortization of deferred financing costs	560	531
Amortization of deferred rent	5,116	2,109
Deferred income taxes	2,507	557
Equity compensation expense	20,919	15,205
Tax benefits on exercise of share options	(44,731)	(128,766)
Non-cash charges for services provided by former parent	—	448
Change in assets and liabilities:
Receivables, net	(83,994)	(45,381)
Inventories	(162,230)	(102,635)
Prepaid expenses and other current assets	(5,250)	49,358
Other assets	(6,063)	(1,125)
Accounts payable	62,028	38,089
Accrued expenses and other current liabilities	84,824	74,408
Other long-term liabilities	17,734	9,774

Net cash provided by operating activities	449,843	249,167

Cash flows from investing activities
Capital expenditures	(126,942)	(74,835)
Equity method investments	—	(3,232)
Purchase of intangible assets	(21,962)	(3,619)

Net cash used in investing activities	(148,904)	(81,686)

Cash flows from financing activities
Repayments of borrowings under revolving credit agreement	(21,120)	(38,954)
Borrowings under revolving credit agreement	21,120	16,280
Exercise of employee share options	13,535	25,756
Purchase of Treasury Shares	(2,447)	—
Tax benefits on exercise of share options	44,731	128,766
Payment of deferred financing costs	(176)	(60)

Net cash provided by financing activities	55,643	131,788

Effect of exchange rate changes on cash and cash equivalents	(752)	153

Net increase in cash and cash equivalents	355,830	299,422
Beginning of period	472,511	106,354

End of period	$828,341	$405,776

Supplemental disclosures of cash flow information
Cash paid for interest	$513	$400
Cash paid for income taxes	$206,552	$54,058
Supplemental disclosure of noncash investing and financing activities
Accrued capital expenditures	$18,635	$16,444

See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Basis of Presentation

Michael Kors Holdings Limited (“MKHL,” and together with its subsidiaries, the “Company”) was incorporated in the British Virgin Islands (“BVI”) on December 13, 2002. The Company is a leading designer, marketer, distributor and retailer of branded women’s apparel and accessories and men’s apparel bearing the Michael Kors tradename and related trademarks “MICHAEL KORS,” “MICHAEL MICHAEL KORS,” and various other related trademarks and logos. The Company’s business consists of retail, wholesale and licensing segments. Retail operations consist of collection stores, lifestyle stores, including concessions and outlet stores located primarily in the United States, Canada, Europe and Japan. Wholesale revenues are principally derived from major department and specialty stores located throughout the United States, Canada and Europe. The Company licenses its trademarks on products such as fragrances, cosmetics, eyewear, leather goods, jewelry, watches, coats, men’s suits, swimwear, furs and ties.

The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements as of December 28, 2013, and for the three and nine months ended December 28, 2013 and December 29, 2012, are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The interim financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended March 30, 2013, as filed with the Securities and Exchange Commission on May 29, 2013, in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full fiscal year.

The Company utilizes a 52 to 53 week fiscal year ending on the Saturday closest to March 31. As such, the term “Fiscal Year” or “Fiscal” refers to the 52-week or 53-week period, ending on that day. The results for the three and nine months ended December 28, 2013 and December 29, 2012, are based on a 13-week and 39-week period.

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

Store Pre-opening Costs

Costs associated with the opening of new retail stores and start up activities, are expensed as incurred.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization (carrying value). Depreciation is provided on a straight-line basis over the expected remaining useful lives of the related assets. Equipment, furniture and fixtures, and computer hardware and software are depreciated over five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated remaining useful lives of the related assets or remaining lease term. The Company includes all amortization and depreciation expense as a component of total operating expenses, as the underlying long-lived assets are not directly or indirectly related to bringing the Company’s products to their existing location and condition.

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

Prior to Fiscal 2013, the Company did not designate these instruments as hedges for hedge accounting purposes. During the third quarter of Fiscal 2013, the Company adopted the provisions of hedge accounting and elected to designate certain contracts entered into during that period as hedges for hedge accounting purposes, and will continue to do so going forward, for contracts related to the purchase of inventory. Accordingly, the effective portion of changes in the fair value for contracts entered into during the three and nine months ended December 28, 2013, are recorded in equity as a component of accumulated other comprehensive income, and to cost of sales for any portion of those contracts deemed ineffective. The Company will continue to record changes in the fair value of hedge designated contracts in this manner until their maturity, where the unrealized gain or loss will be recognized into earnings in that period. For those contracts entered into prior to adoption of hedge accounting, as well as those that will not be designated as hedges in future periods, changes in the fair value, as of each balance sheet date and upon maturity, are recorded in cost of sales or operating expenses, within the Company’s consolidated statements of operations, as applicable to the transactions for which the forward exchange contracts were intended to hedge. During the nine months ended December 28, 2013, the net realized gain of $0.4 million, related to the change in fair value of those contracts not designated as hedges, was recorded as a component of cost of sales. In addition, the net unrealized loss related to contracts designated as hedges for $3.7 million, was charged to equity as a component of accumulated other comprehensive income during the nine months ended December 28, 2013. For the nine months ended December 28, 2013, amounts related to the ineffectiveness of these contracts were de minimis. The following table details the fair value of these contracts as of December 28, 2013, and March 30, 2013 (in thousands):

	December 28, 2013	March 30, 2013
Prepaid expenses and other current assets	$271	$1,367
Accrued expenses and other current liabilities	$(2,784)	$(71)

The Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. In attempts to mitigate counterparty credit risk, the Company enters into contracts with carefully selected financial institutions based upon their credit ratings and certain other financial factors, adhering to established limits for credit exposure. The aforementioned forward contracts generally have a term of no more than 12 months. The period of these contracts is directly related to the foreign transaction they are intended to hedge. The notional amount of these contracts outstanding at December 28, 2013 was approximately $124.3 million, which was comprised predominately of those designated as hedges.

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

The components of the calculation of basic net income per ordinary share and diluted net income per ordinary share are as follows (in thousands except share and per share data):

	Three Months Ended		Nine Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Numerator:
Net Income	$229,643	$130,028	$500,447	$296,501

Denominator:
Basic weighted average ordinary shares	203,175,380	199,291,480	202,314,813	195,468,623
Weighted average dilutive share equivalents:
Share options and restricted shares/units	2,912,682	3,526,331	2,878,146	5,331,787

Diluted weighted average ordinary shares	206,088,062	202,817,811	205,192,959	200,800,410

Basic net income per ordinary share	$1.13	$0.65	$2.47	$1.52

Diluted net income per ordinary share	$1.11	$0.64	$2.44	$1.48

Share equivalents for the three and nine months ended December 28, 2013 for 22,283 shares and 57,505 shares, respectively, have been excluded from the above calculation as they were anti-dilutive. Share equivalents for the three and nine months ended December 29, 2012 for 4,936 shares and 37,286 shares have been excluded from the above calculation as they were anti-dilutive.

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

3. Receivables, net

Receivables, net consist of (in thousands):

	December 28, 2013	March 30, 2013
Trade receivables:
Credit risk assumed by factors/insured	$271,055	$199,677
Credit risk retained by Company	62,253	45,588
Receivables due from licensees	39,060	7,344

	372,368	252,609
Less allowances:	(79,556)	(46,155)

	$292,812	$206,454

The Company has historically assigned a substantial portion of its trade receivables to factors in the United States and Europe whereby the factors assumed credit risk with respect to such receivables assigned. Under the factor agreements, factors bear the risk of loss from the financial inability of the customer to pay the trade receivable when due, up to such amounts as accepted by the factor; but not the risk of non-payment of such trade receivable for any other reason. Beginning in July 2012, the Company assumed responsibility for a large portion of previously factored accounts receivable balances the majority of which were insured at December 28, 2013. The Company provides an allowance for such non-payment risk at the time of sale, which is recorded as an offset to revenue.

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

The allowance for doubtful accounts is determined through analysis of periodic aging of receivables for which credit risk is not assumed by the factors, or which are not covered under insurance, and assessments of collectability based on an evaluation of historic and anticipated trends, the financial conditions of the Company’s customers and the impact of general economic conditions. The past due status of a receivable is based on its contractual terms. Amounts deemed uncollectible are written off against the allowance when it is probable the amounts will not be recovered. Allowances for doubtful accounts were $1.7 million and $1.1 million, at December 28, 2013 and March 30, 2013, respectively.

4. Property and Equipment, net

Property and equipment consist of (in thousands):

	December 28, 2013	March 30, 2013

Furniture and fixtures	$100,652	$76,336
Equipment	29,664	13,276
Computer equipment and software	42,866	29,429
In-store shops	117,470	78,809
Leasehold improvements	208,010	168,306

	498,662	366,156
Less: accumulated depreciation and amortization	(215,198)	(165,340)

	283,464	200,816
Construction-in-progress	38,078	41,297

	$321,542	$242,113

Depreciation and amortization of property and equipment for the three and nine months ended December 28, 2013, was $20.7 million and $53.8 million, respectively, and for the three and nine months ended December 29, 2012, was $13.4 million and $38.0 million, respectively.

5. Intangible Assets and Goodwill

The following table discloses the carrying values of intangible assets and goodwill (in thousands):

	December 28, 2013			March 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Trademarks	$23,000	$12,557	$10,443	$23,000	$11,693	$11,307
Lease Rights	34,649	2,994	31,655	11,548	1,875	9,673
Goodwill	14,005	—	14,005	14,005	—	14,005

	$71,654	$15,551	$56,103	$48,553	$13,568	$34,985

The trademarks relate to the Company’s brand name and are amortized over twenty years. Lease rights are amortized over the respective terms of the underlying lease. Amortization expense was $1.0 million and $1.9 million for the three and nine months ended December 28, 2013, respectively, and $0.4 million and $1.1 million, for the three and nine months ended December 29, 2012, respectively.

Goodwill is not amortized but will be evaluated for impairment in the last quarter of Fiscal 2014, or whenever impairment indicators exist. As of December 28, 2013, cumulative impairment related to goodwill totaled $5.4 million. There were no charges related to the impairment of goodwill in the periods presented.

Estimated amortization expense for each of the next five years is as follows (in thousands):

Remainder of Fiscal 2014	$1,255
Fiscal 2015	5,732
Fiscal 2016	5,759
Fiscal 2017	5,759
Fiscal 2018	5,719
Thereafter	17,874

$42,098

6. Credit Facilities

Secured Revolving Credit Facility

The Company had a revolving credit facility, with a maturity date of September 15, 2015, which it terminated during February 2013 (the “2011 Credit Facility”). The 2011 Credit Facility was originally entered into during Fiscal 2007 and was amended on September 15, 2011. Pursuant to such amendment, the Credit Facility provided up to $100.0 million of borrowings, and was originally set to expire on September 15, 2015. The agreement also provided for loans and letters of credit to the Company’s European subsidiaries of up to $35.0 million. All other terms and conditions under the 2011 Credit Facility remained consistent with the original agreement. The 2011 Credit Facility provided for aggregate credit available equal to the lesser of (i) $100.0 million, or (ii) the sum of specified percentages of eligible receivables and eligible inventory, as defined, plus $30.0 million. The terms of the 2011 Credit Facility required all amounts outstanding under the agreement to be collateralized by substantially all the Company’s assets throughout the duration of the agreement. The 2011 Credit Facility contained financial covenants which limited capital expenditures to $110.0 million for any one fiscal year plus additional amounts as permitted, and a minimum fixed charge coverage ratio of 2.0 to 1.0 (with the ratio being EBITDA plus consolidated rent expense to the sum of fixed charges plus consolidated rent expense), restricted and limited additional indebtedness, and restricted the incurrence of additional liens and cash dividends. During the nine months ended December 29, 2012 the Company was in compliance with all of the covenants covered under the agreement.

Borrowings under the 2011 Credit Facility accrued interest at the rate per annum announced from time to time by the agent of 1.25% above the prevailing applicable prime rate, or at a per annum rate equal to 2.25% above the prevailing LIBOR rate. For the nine months ended December 29, 2012, the weighted average interest rate for the revolving credit facility was 2.72%. The Credit Facility required an annual facility fee of $0.1 million, and an annual commitment fee of 0.35% on the unused portion of the available credit under the Credit Facility, which was payable quarterly.

Senior Unsecured Revolving Credit Facility

On February 8, 2013, the Company terminated the provisions of its existing 2011 Credit Facility and entered into a senior unsecured credit facility (“2013 Credit Facility”). Pursuant to the agreement the 2013 Credit Facility provides for up to $200.0 million of borrowings, and expires on February 8, 2018. The agreement also provides for loans and letters of credit to the Company’s European subsidiaries of up to $100.0 million. The 2013 Credit Facility contains financial covenants such as requiring an adjusted leverage ratio of 3.5 to 1.0 (with the ratio being total consolidated indebtedness plus 8.0 times consolidated rent expense to EBITDA plus consolidated rent expense) and a fixed charge coverage ratio of 2.0 to 1.0 (with the ratio being EBITDA plus consolidated rent expense to the sum of fixed charges plus consolidated rent expense), restricts and limits additional indebtedness, and restricts the incurrence of additional liens and cash dividends. As of December 28, 2013, the Company was in compliance with all covenants related to this agreement.

Borrowings under the 2013 Credit Facility accrue interest at the rate per annum announced from time to time by the agent a rate based on the rates applicable for deposits in the London interbank market for U.S. Dollars or the applicable currency in which the loans are made (the “Adjusted LIBOR”) plus an applicable margin. The applicable margin may range from 1.25% to 1.75%, and is based, or dependent upon, a particular threshold related to the adjusted leverage ratio calculated during the period of borrowing. For the nine months ended December 28, 2013, the weighted average interest rate for the revolving credit facility was 1.6%. The 2013 Credit Facility requires an annual facility fee of $0.1 million, and an annual commitment fee of 0.25% to 0.35% on the unused portion of the available credit under the facility.

As of December 28, 2013, there were no amounts outstanding under the 2013 Credit Facility, and the amount available for future borrowings was $188.6 million. The largest amount borrowed during the nine months ended December 28, 2013, was $6.6 million. At December 28, 2013, there were stand-by letters of credit of $11.4 million.

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

Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that a company has the ability to access at the measurement date.

Level 2—Valuations based on quoted inputs other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly through corroboration with observable market data.

Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The Company has historically entered into forward exchange contracts to hedge the foreign currency exposure for certain inventory purchases from its manufacturers in Europe and Asia, as well as commitments for certain services. The forward contracts that are used in the program mature in twelve months or less, consistent with the related planned purchases or services. The Company attempts to hedge the majority of its total anticipated European and Asian purchase and service contracts. Realized gains and losses applicable to derivatives used for inventory purchases are recognized in cost of sales, and those applicable to other services are recognized in selling, general and administrative expenses (see Note 2 Summary of Significant Accounting Policies—Derivative Financial Instruments, for further detail regarding hedge accounting treatment as it relates to gains and losses). At December 28, 2013, the fair value of the Company’s foreign currency forward contracts, the Company’s only derivatives, were valued using broker quotations which were calculations derived from observable market information: the applicable currency forward rates at the balance sheet date and those forward rates particular to the contract at inception. The Company makes no adjustments to these broker obtained quotes or prices, but does assess the credit risk of the counterparty and would adjust the provided valuations for counterparty credit risk when appropriate. The fair value of the forward contracts are included in prepaid expenses and other current assets, and in accrued expenses and other current liabilities in the consolidated balance sheets, depending on whether they represent assets or (liabilities) to the Company. All contracts are categorized in Level 2 of the fair value hierarchy as shown in the following table:

		Fair value at December 28, 2013, using:
(In thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts - Euro	$(2,784)	$—	$(2,784)	$—
Foreign currency forward contracts - Canadian Dollar	194		194
Foreign currency forward contracts - U.S. Dollar	77	—	77	—

Total	$(2,513)	$—	$(2,513)	$—

The Company’s cash and cash equivalents, accounts receivable and accounts payable, are recorded at carrying value, which approximates fair value. Borrowings under the Credit Facility are recorded at face value as the fair value of the Credit Facility is synonymous with its recorded value as it is a short-term debt facility due to its revolving nature.

9. Other Comprehensive Income—Hedging Instruments

The Company designates certain forward currency exchange contracts as hedges for hedge accounting purposes (see Note 2, Summary of Significant Accounting Policies—Derivative Financial Instruments). The Company employs forward currency contracts to hedge the Company’s exposures, as they relate to certain forecasted inventory purchases in foreign currencies, and as such are regarded as cash flow hedges up to such time the forecasted transaction occurs.

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

The following table summarizes the impact of the effective portion of gains and losses of the forward contracts designated as hedges for the three and nine months ended December 28, 2013 (in thousands):

	Three Months Ended December 28, 2013		Nine Months Ended December 28, 2013
	Pre-Tax (Loss) Recognized in OCI (Effective Portion)	(Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax (Loss) Recognized in OCI (Effective Portion)	Gain Reclassified from Accumulated OCI into Earnings (Effective Portion)

Forward currency exchange contracts	$(695)	$(422)	$(4,208)	$133

Contracts designated as hedging for hedge accounting purposes as of December 29, 2012, as well as the related activity, were de minimis, as the Company had adopted the provisions of hedge accounting late in the fiscal quarter then ended.

10. Share-Based Compensation

The Company issues equity grants to certain employees and directors of the Company at the discretion of the Company’s Compensation Committee. The Company has two equity plans, one adopted in Fiscal 2008, the Michael Kors (USA), Inc. Stock Option Plan (as amended and restated, the “2008 Plan”), and the other adopted in the third fiscal quarter of Fiscal 2012, the Michael Kors Holdings Limited Omnibus Incentive Plan (the “2012 Plan”). The 2008 Plan provided for the granting of share options only and was authorized to issue up to 23,980,823 ordinary shares. Subsequent to the adoption of the 2012 Plan, there were no shares available for the granting of equity awards under the 2008 Plan. The 2012 Plan allows for the granting of share options, restricted shares and restricted share units, and other equity awards, and authorizes a total issuance of up to 15,246,000 ordinary shares. At December 28, 2013, there were 11,874,455 ordinary shares available for the granting of equity awards under the 2012 Plan. Option grants issued from the 2008 Plan generally expire ten years from the date of the grant, and those issued under the 2012 Plan generally expire seven years from the date of the grant.

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

The following table summarizes the share option activity during the nine months ended December 28, 2013, and information about options outstanding at December 28, 2013:

	Number of Options	Weighted Average Exercise price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at March 30, 2013	10,381,342	$9.21
Granted	619,039	$62.58
Exercised	(2,209,051)	$6.13
Canceled/forfeited	(13,284)	$39.13

Outstanding at December 28, 2013	8,778,046	$13.70	6.39	$587,036

Vested or expected to vest at December 28, 2013	8,426,924	$13.70	6.39

Vested and exercisable at December 28, 2013	2,581,381	$9.45	5.87	$183,622

There were 6,196,665 non-vested and 2,581,381 vested outstanding options at December 28, 2013. The total intrinsic value of options exercised during the nine months ended December 28, 2013 was $133.3 million, and the cash received from options exercised during this period was $13.5 million. The total intrinsic value of options exercised during the nine months ended December 29, 2012 was $ 349.3 million, and the cash received from options exercised during this period was $ 25.8 million. As of December 28, 2013, the remaining unrecognized share-based compensation expense for non-vested share options to be expensed in future periods is $33.1 million, and the related weighted-average period over which it is expected to be recognized is approximately 3.83 years.

The weighted average grant date fair value for options granted during the three and nine months ended December 28, 2013 was $26.36 and $24.94, respectively, and for the three and nine months ended December 29, 2012 was $ 21.20 and $20.40, respectively. The following table represents assumptions used to estimate the fair value of options:

	Three Months Ended		Nine Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility factor	38.4%	48.3%	46.1%	48.6%
Weighted average risk-free interest rate	1.3%	0.6%	1.0%	0.6%
Expected life of option	4.75 years	4.75 years	4.75 years	4.75 years

Restricted Shares and Restricted Share Units

The Company grants restricted shares and restricted share units at the fair market value at the date of the grant. Expense for restricted share grants is calculated based on the intrinsic value of the grant, which is the difference between the cost to the recipient and the fair market value of the underlying share (grants are generally issued at no cost to the recipient). Expense is recognized ratably over the vesting period which is generally three to four years from the date of the grant. Similar to share options, restricted share grants generally vest in four equal increments on each of the first, second, third and fourth anniversaries of the date on which such grants were awarded. With respect to restricted share units, there are two types: performance based vesting grants and time based vesting grants. Share units whose vesting is based on meeting certain performance criteria, vest in full three years from their anniversary date only if certain cumulative performance targets are met at the end of the three year period. Expense related to these grants is recognized ratably over the three year performance period subject to the probability of the attainment of the related performance targets. Share units that vest based on time generally vest in full either on the first or the fourth anniversary of the date of the grant, and are expensed accordingly.

The following table summarizes restricted shares under the 2012 Plan as of December 28, 2013 and changes during the fiscal period then ended:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at March 30, 2013	617,468	$23.66
Granted	254,521	$62.80
Vested	(169,995)	$20.97
Canceled/forfeited	(5,536)	$38.40

Unvested at December 28, 2013	696,458	$38.07

The total fair value of restricted shares vested during the nine months ended December 28, 2013 was $14.0 million. The total fair value of restricted shares vested during the nine months ended December 29, 2012 was $8.3 million. As of December 28, 2013, the remaining unrecognized share-based compensation expense for non-vested restricted share grants to be expensed in future periods is $22.4 million, and the related weighted-average period over which it is expected to be recognized is approximately 2.81 years.

The following table summarizes restricted share units under the 2012 Plan as of December 28, 2013 and changes during the fiscal period then ended:

	Number of Unvested Restricted Units	Weighted Average Grant Date Fair Value
Unvested at March 30, 2013	27,763	$31.12
Granted	174,002	$62.64
Vested	—	$—
Canceled/forfeited	—	$—

Unvested at December 28, 2013	201,765	$58.30

As of December 28, 2013, the remaining unrecognized share-based compensation expense for non-vested restricted share units to be expensed in future periods is $8.1 million, and the related weighted-average period over which it is expected to be recognized is approximately 2.33 years.

Compensation expense attributable to share-based compensation for the three and nine months ended December 28, 2013 was approximately $7.8 million and $20.9 million, respectively. Compensation expense attributable to share-based compensation for the three and nine months ended December 29, 2012 was approximately $5.4 million and $15.2 million, respectively. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate since the inception of stock option granting. The estimated value of future forfeitures for equity grants as of December 28, 2013 is approximately $2.4 million.

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

The Company has allocated $12.1 million and $1.9 million of its recorded goodwill to its Wholesale and Licensing segments, respectively. The Company does not have identifiable assets separated by segment. The following table presents the key performance information of the Company’s reportable segments (in thousands):

	Three Months Ended		Nine Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012

Revenue:
Net sales: Retail	$503,380	$332,641	$1,184,625	$789,925
Wholesale	461,407	274,302	1,103,854	727,453
Licensing	47,442	29,835	104,912	67,200

Total revenue	$1,012,229	$636,778	$2,393,391	$1,584,578

Income from operations:
Retail	$171,281	$109,012	$377,528	$237,327
Wholesale	140,685	76,790	320,262	194,907
Licensing	31,274	19,037	64,472	42,476

Income from operations	$343,240	$204,839	$762,262	$474,710

Depreciation and amortization expense for each segment are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Depreciation and amortization:
Retail	$12,316	$8,435	$32,749	$25,781
Wholesale	9,145	5,233	22,519	13,032
Licensing	194	100	419	268

Total depreciation and amortization	$21,655	$13,768	$55,687	$39,081

Total revenue (as recognized based on country of origin), and long-lived assets by geographic location of the consolidated Company are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Revenue:
North America (U.S. and Canada)	$862,619	$573,115	$2,032,450	$1,421,688
Europe	140,294	57,604	335,822	147,642
Other regions	9,316	6,059	25,119	15,248

Total revenue	$1,012,229	$636,778	$2,393,391	$1,584,578

	As of
	December 28, 2013	March 30, 2013
Long-lived assets:
North America (U.S. and Canada)	$263,930	$209,973
Europe	92,719	46,154
Other regions	6,991	6,966

Total Long-lived assets:	$363,640	$263,093

12. Agreements with Shareholders and Related Party Transactions

From time to time, Sportswear Holdings Limited or its affiliates have provided a plane for purposes of business travel to the directors and senior management of the Company at no charge to the Company. During the nine months ended December 29, 2012, $0.4 million, representing the estimated costs of these services, which are based on allocated or incremental cost, was charged to selling, general and administrative expenses as an offset to contributed capital (additional paid-in capital). There were no amounts recorded to contributed capital related to these services for the nine months ended December 28, 2013. The Company or its chief executive officer may arrange a plane owned by Sportswear Holdings Limited or its affiliates to be used for the Company’s directors and senior management for purposes of business travel on terms and conditions not less favorable to the Company than it would receive in an arm’s-length transaction with a third party. To the extent the Company’s chief executive officer enters into such an arrangement for business travel, the Company will reimburse him for the actual market price paid for the use of such plane. During the nine months ended December 28, 2013, the Company chartered this plane from Sportswear Holdings Limited for business purposes, the amounts of which were paid in cash and charged to operating expenses. Amounts charged to the Company in connection with these services were approximately $1.0 million during this period.

The Company’s Chief Creative Officer, Michael Kors, and the Company’s Chief Executive Officer, John Idol, and certain of the Company’s current shareholders, including Sportswear Holdings Limited, jointly own Michael Kors Far East Holdings Limited, a BVI company. During Fiscal 2012, the Company entered into certain licensing agreements with certain subsidiaries of Michael Kors Far East Holdings Limited (the “Licensees”) which provide the Licensees with certain exclusive rights for use of the Company’s trademarks within China, Hong Kong, Macau and Taiwan, and to import, sell, advertise and promote certain of the Company’s products in these regions, as well as to own and operate stores which bear the Company’s tradenames. The agreements between the Company and subsidiaries of Michael Kors Far East Holdings Limited expire on March 31, 2041, and may be terminated by the Company at certain intervals if certain minimum sale benchmarks are not met. For the nine months ended December 28, 2013, there were approximately $0.8 million of royalties earned under these agreements. There were no royalties earned during the nine months ended December 29, 2012, as the Company was not entitled to royalties under this agreement until the start of its fiscal 2014 year. The Company also provides the Licensees with certain services, including, but not limited to, supply chain and logistics support, and management information system support at the request of the Licensees, for which the Company charges a service fee based on allocated internal costs employed in delivering the services, and includes a contractually agreed upon markup. During the nine months ended December 29, 2012, amounts charged to the Licensees for these services totaled $0.1 million, which was recorded in other selling, general and administrative expenses.

The Company routinely purchases certain inventory from a manufacturer owned by one of its directors. Amounts purchased during the nine months ended December 28, 2013, and December 29, 2012, were $6.1 million and $5.1 million, respectively.

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

We operate our business in three segments—retail, wholesale and licensing—and we have a strategically controlled global distribution network focused on company-operated retail stores, leading department stores, specialty stores and select licensing partners. As of December 28, 2013, our retail segment included 284 North American retail stores, including concessions, and 111 international retail stores, including concessions, in Europe and Japan. As of December 28, 2013, our wholesale segment included wholesale sales through approximately 2,341 department store and specialty store doors in North America and wholesale sales through approximately 1,259 department store and specialty store doors internationally (department stores as they are referred to here are comprised of full-price department stores only). Our remaining revenue is generated through our licensing segment, through which we license to third parties certain production, sales and/or distribution rights. During the first nine months of Fiscal 2014, our licensing segment accounted for approximately 4.4% of our total revenue and consisted primarily of royalties earned on licensed products and our geographic licenses.

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

Certain Factors Affecting Financial Condition and Results of Operations

Disruptions in shipping and distribution. Our operations are subject to the impact of shipping disruptions as a result of changes, or damage, to our distribution infrastructure. During the quarter ended September 28, 2013, we experienced disruptions to the shipping of our products within the U.S. as a result of implementing new material handling equipment and systems for purposes of automating our California distribution facility. The disruption related to this implementation impacted our ability to ship at full capacity during the quarter ended September 28, 2013 through the quarter ended December 28, 2013, and may continue to do so for the remainder of this fiscal year. In addition, we expect incremental expenses related to this implementation to be incurred through the end of this fiscal year. Accordingly, these disruptions to our shipping may have an impact on our earnings for the remainder of this fiscal year, with regards to the effects on both our net sales and operating expenses.

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

Segment Information

We generate revenue through three business segments: retail, wholesale and licensing. The following table presents our revenue and income from operations by segment for the three and nine months ended December 28, 2013 and December 29, 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	December 28,	December 29,	December 28,	December 29,
	2013	2012	2013	2012

Revenue:
Net sales: Retail	$503,380	$332,641	$1,184,625	$789,925
Wholesale	461,407	274,302	1,103,854	727,453
Licensing	47,442	29,835	104,912	67,200

Total revenue	$1,012,229	$636,778	$2,393,391	$1,584,578

Income from operations:
Retail	$171,281	$109,012	$377,528	$237,327
Wholesale	140,685	76,790	320,262	194,907
Licensing	31,274	19,037	64,472	42,476

Income from operations	$343,240	$204,839	$762,262	$474,710

Retail

From the beginning of Fiscal 2007, when we first undertook our major retail growth initiative, through December 28, 2013, we have leveraged our successful retail store formats by opening a total of 385 new stores. During this time period, we have grown our North American retail presence significantly, increasing our North American store count by 274 stores, as well as increasing our international store count by 111 stores.

The following table presents the growth in our network of retail stores during the three and nine months ended December 28, 2013 and December 29, 2012:

	Three Months Ended		Nine Months Ended
	December 28,	December 29,	December 28,	December 29,
	2013	2012	2013	2012
Full price retail stores including concessions:
Number of stores	272	195	272	195
Increase during period	35	15	71	37
Percentage increase vs. prior year	39.5%	25.8%	39.5%	25.8%
Total gross square footage	551,710	400,354	551,710	400,354
Average square footage per store	2,028	2,053	2,028	2,053

Outlet stores:
Number of stores	123	102	123	102
Increase during period	8	13	20	23
Percentage increase vs. prior year	20.6%	34.2%	20.6%	34.2%
Total gross square footage	366,271	284,014	366,271	284,014
Average square footage per store	2,978	2,784	2,978	2,784

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

The following table presents the growth in our network of full-price wholesale doors, which include department store and specialty store doors, during the three and nine months ended December 28, 2013 and December 29, 2012:

	Three Months Ended		Nine Months Ended
	December 28,	December 29,	December 28,	December 29,
	2013	2012	2013	2012
Number of full-price wholesale doors	3,600	2,946	3,600	2,946
Increase during period	109	63	351	269
Percentage increase vs. prior year	22.2%	26.0%	22.2%	26.0%

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

Key Performance Indicators and Statistics

We use a number of key indicators of operating results to evaluate our performance, including the following (dollars in thousands):

	Three Months Ended		Nine Months Ended
	December 28,	December 29,	December 28,	December 29,
	2013	2012	2013	2012
Total revenue	$1,012,229	$636,778	$2,393,391	$1,584,578
Gross profit as a percent of total revenue	61.2%	60.2%	61.3%	60.0%
Income from operations	$343,240	$204,839	$762,262	$474,710
Retail net sales - North America	$423,724	$298,209	$993,462	$704,136
Retail net sales - Europe	$70,340	$28,373	$166,044	$70,541
Retail net sales - Japan	$9,316	$6,059	$25,119	$15,248
Increase in comparable store net sales - North America	23.9%	40.8%	23.1%	41.4%
Increase in comparable store net sales - Europe	72.7%	57.5%	58.9%	46.3%
Increase in comparable store net sales - Japan	18.2%	11.4%	18.5%	15.0%

Wholesale net sales - North America	$397,599	$245,071	$940,222	$650,352
Wholesale net sales - Europe	$63,808	$29,231	$163,632	$77,101

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

Cost of goods sold includes the cost of inventory sold, freight-in on merchandise and foreign currency exchange gains/losses related to forward contracts for purchase commitments. All retail store operating and occupancy costs are included in Selling, general and administrative expenses (see below), and as a result our cost of goods sold may not be comparable to that of other entities that have chosen to include some or all of those expenses as a component of their cost of goods sold.

Gross profit is total revenue (net sales plus licensing revenue) minus cost of goods sold. As a result retail store operating and occupancy costs being excluded from our cost of goods, our gross profit may not be comparable to that of other entities that have chosen to include some or all of those expenses as a component of their gross profit.

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

Interest expense, net represents interest and fees on our revolving credit facilities (see “Liquidity and Capital Resources” for further detail on our credit facilities) and amortization of deferred financing costs, offset by interest earned on highly liquid investments (investments purchased with an original maturity of three months or less, classified as cash equivalents), as well as interest income earned on the loan to our joint venture, the amounts of which are not material for all periods presented.

Foreign currency loss represents unrealized loss from the re-measurement of monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries.

Results of Operations

Comparison of the three months ended December 28, 2013 with the three months ended December 29, 2012

The following table details the results of our operations for the three months ended December 28, 2013 and for the three months ended December 29, 2012, and expresses the relationship of certain line items to total revenue as a percentage (dollars in thousands):

					% of Total Revenue for the three months ended December 28, 2013	% of Total Revenue for the three months ended December 29, 2012

	Three Months Ended
	December 28, 2013	December 29, 2012
			$ Change	% Change

Statements of Operations Data:
Net sales	$964,787	$606,943	$357,844	59.0%
Licensing revenue	47,442	29,835	17,607	59.0%

Total revenue	1,012,229	636,778	375,451	59.0%
Cost of goods sold	392,731	253,327	139,404	55.0%	38.8%	39.8%

Gross profit	619,498	383,451	236,047	61.6%	61.2%	60.2%
Selling, general and administrative expenses	254,603	164,844	89,759	54.5%	25.2%	25.9%
Depreciation and amortization	21,655	13,768	7,887	57.3%	2.1%	2.2%

Total operating expenses	276,258	178,612	97,646	54.7%	27.3%	28.0%

Income from operations	343,240	204,839	138,401	67.6%	33.9%	32.2%
Interest expense, net	109	311	(202)	-65.0%	0.0%	0.0%
Foreign currency loss	3	1,487	(1,484)	-99.8%	0.0%	0.2%

Income before provision for income taxes	343,128	203,041	140,087	69.0%	33.9%	31.9%
Provision for income taxes	113,485	73,013	40,472	55.4%	11.2%	11.5%

Net income	$229,643	$130,028	$99,615	76.6%

Total Revenue

Total revenue increased $375.5 million, or 59.0%, to $1,012.2 million for the three months ended December 28, 2013, compared to $636.8 million for the three months ended December 29, 2012. The increase was the result of an increase in our comparable and non-comparable retail store sales and wholesale sales, as well as increases in our licensing revenue.

The following table details revenues for our three business segments (dollars in thousands):

					% of Total Revenue for the three months ended December 28, 2013	% of Total Revenue for the three months ended December 29, 2012

	Three Months Ended
	December 28, 2013	December 29, 2012
			$ Change	% Change
Revenue:
Net sales: Retail	$503,380	$332,641	$170,739	51.3%	49.7%	52.2%
Wholesale	461,407	274,302	187,105	68.2%	45.6%	43.1%
Licensing	47,442	29,835	17,607	59.0%	4.7%	4.7%

Total revenue	$1,012,229	$636,778	$375,451

Retail

Net sales from our retail stores increased $170.7 million, or 51.3%, to $503.4 million for the three months ended December 28, 2013, compared to $332.6 million for the three months ended December 29, 2012. We operated 395 retail stores, including concessions, as of December 28, 2013, compared to 297 retail stores, including concessions, as of December 29,

2012. During the three months ended December 28, 2013, our comparable store sales growth increased $91.3 million, or 27.8%, from the three months ended December 29, 2012. The growth in our comparable store sales was primarily due to an increase in sales of our accessories product line during the three months ended December 28, 2013. In addition, the change to our non-comparable store sales were $79.4 million during the three months ended December 28, 2013, which was primarily the result of operating 98 additional stores since December 29, 2012.

Wholesale

Net sales to our wholesale customers increased $187.1 million, or 68.2%, to $461.4 million for the three months ended December 28, 2013, compared to $274.3 million for the three months ended December 29, 2012. The increase in our wholesale net sales occurred primarily as a result of increased sales of our accessories line as well as footwear during the three months ended December 28, 2013, as we continue to enhance our presence in department and specialty stores by converting more doors to shop-in-shops, and in continuing our expansion of our European operations.

Licensing

Revenues earned on our licensing agreements increased $17.6 million, or 59.0%, to $47.4 million for the three months ended December 28, 2013, compared to $29.8 million for the three months ended December 29, 2012. The increase in licensing revenue was primarily due to royalties earned on licensing agreements related to sales of watches.

Gross Profit

Gross profit increased $236.0 million, or 61.6%, to $619.5 million during the three months ended December 28, 2013, compared to $383.5 million for the three months ended December 29, 2012. Gross profit as a percentage of total revenue increased to 61.2% during the three months ended December 28, 2013, compared to 60.2% during the three months ended December 29, 2012. The increase in profit margin resulted primarily from increases in gross profit margin of 50 basis points and 300 basis points from our retail and wholesale segments, respectively. The increase in profit margin on our retail segment resulted primarily from a favorable product sales mix during the quarter ended December 28, 2013 as compared to the quarter ended December 29, 2012. The increase in profit margin in our wholesale segment resulted primarily from a more favorable product mix experienced in both our North American and European wholesale net sales during the quarter ended December 28, 2013 as compared to the quarter ended December 29, 2012. In addition, we achieved a more favorable purchase cost to selling price relationship during the three months ended December 28, 2013, as compared to the three months ended December 29, 2012, as we experienced reductions in cost on certain of our inventory items.

Total Operating Expenses

Total operating expenses increased $97.6 million, or 54.7%, to $276.3 million during the three months ended December 28, 2013, compared to $178.6 million for the three months ended December 29, 2012. Total operating expenses decreased to 27.3% as a percentage of total revenue for the three months ended December 28, 2013, compared to 28.0% for the three months ended December 29, 2012. The components that comprise total operating expenses are explained below.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $89.8 million, or 54.5%, to $254.6 million during the three months ended December 28, 2013, compared to $164.8 million for the three months ended December 29, 2012. Selling, general and administrative expenses increased primarily due to the following: increases in our retail occupancy and salary costs of $47.1 million, an increase in corporate employee-related costs of $8.8 million, an increase in promotional costs (which consist of advertising, marketing and various promotional costs) of $6.5 million, and an increase in distribution costs of approximately $24.1 million. The increase in our retail occupancy and payroll costs was due to operating 395 retail stores versus 297 retail stores in the prior period. The increase in our corporate employee-related costs was due primarily to an increase in our corporate staff to accommodate our North American and international growth. Advertising costs increased primarily due to our continuing expansion into new markets, including domestic and international, as well as social media during the three months ended December 28, 2013. The increases to our distribution expenses were primarily the result of the aforementioned disruption to our warehouse facility in California during the quarter ended December 28, 2013, as a result of implementation of certain material handling equipment and systems to automate the facility. The expenses related to this disruption included, shipping and handling, and consulting fees. Selling, general and administrative expenses as a percentage of total revenue decreased to 25.2% during the three months ended December 28, 2013, compared to 25.9% for the three months ended December 29, 2012. The decrease as a percentage of total revenue was primarily due to achieving economies of scale during the three months ended December 28, 2013, as compared to the three months ended December 29, 2012, as our revenue is increasing at a greater rate relative to our fixed costs.

Depreciation and Amortization

Depreciation and amortization increased $7.9 million, or 57.3%, to $21.7 million during the three months ended December 28, 2013, compared to $13.8 million for the three months ended December 29, 2012. Increases in depreciation and amortization were primarily due to an increase in the build-out of our new retail locations, new shop-in-shop locations and investments made in our information systems infrastructure to accommodate our growth. Depreciation and amortization decreased to 2.1% as a percentage of total revenue during the three months ended December 28, 2013, compared to 2.2% for the three months ended December 29, 2012.

Income from Operations

As a result of the foregoing, income from operations increased $138.4 million, or 67.6%, to $343.2 million during the three months ended December 28, 2013, compared to $204.8 million for the three months ended December 29, 2012. Income from operations as a percentage of total revenue increased to 33.9% during the three months ended December 28, 2013, compared to 32.2% for the three months ended December 29, 2012.

The following table details income from operations for our three business segments (dollars in thousands):

					% of Net Sales/ Revenue for the three months ended December 28, 2013	% of Net Sales/ Revenue for the three months ended December 29, 2012

	Three Months Ended
	December 28, 2013	December 29, 2012
			$ Change	% Change
Income from operations:
Retail	$171,281	$109,012	$62,269	57.1%	34.0%	32.8%
Wholesale	140,685	76,790	63,895	83.2%	30.5%	28.0%
Licensing	31,274	19,037	12,237	64.3%	65.9%	63.8%

Income from operations	$343,240	$204,839	$138,401

Retail

Income from operations for our retail segment increased $62.3 million, or 57.1%, to $171.3 million during the three months ended December 28, 2013, compared to $109.0 million for the three months ended December 29, 2012. Income from operations as a percentage of net retail sales for the retail segment increased approximately 1.2% as a percentage of net retail sales to 34.0% during the three months ended December 28, 2013. The increase in retail income from operations as a percentage of net retail sales was primarily due to a decrease in operating costs as a percentage of net retail sales of approximately 0.7% as well as to the increase in gross profit margin, as described above in the gross profit discussion, of 0.5% during the three months ended December 28, 2013, as compared to the three months ended December 29, 2012.

Wholesale

Income from operations for our wholesale segment increased $63.9 million, or 83.2%, to $140.7 million during the three months ended December 28, 2013, compared to $76.8 million for the three months ended December 29, 2012. Income from operations as a percentage of net wholesale sales for the wholesale segment increased 2.5% as a percentage of net wholesale sales to 30.5% during the three months ended December 28, 2013. This increase as a percentage of net sales was primarily the result of the increase in gross profit margin, described above in the gross profit discussion, offset in part, by increases in operating expenses of approximately 0.5% as a percent of net wholesale sales during the three months ended December 28, 2013, as compared to the three months ended December 29, 2012. This increase was primarily due to increases in distribution expenses which were related to the aforementioned disruption to our warehouse facility in California during the quarter ended December 28, 2013. The expenses related to this disruption included, shipping and handling, and additional consulting fees. We expect to incur additional expenses related to this disruption into our fourth fiscal 2014 quarter.

Licensing

Income from operations for our licensing segment increased $12.2 million, or 64.3%, to $31.3 million during the three months ended December 28, 2013, compared to $19.0 million for the three months ended December 29, 2012. Income from operations as a percentage of licensing revenue for the licensing segment increased 2.1% as a percentage of licensing revenue to 65.9% during the three months ended December 28, 2013. This increase as a percentage of licensing revenue was the result of a decrease in operating expenses as a percentage of licensing revenue during the three months ended December 28, 2013, as compared to the three months ended December 29, 2012. The decrease in operating expenses was largely the result of revenues increasing at a greater rate than operating expenses.

Interest Expense, net

Interest expense decreased $0.2 million, or 65.0%, to $0.1 million during the three months ended December 28, 2013, compared to $0.3 million for the three months ended December 29, 2012. The decrease in interest expense was attributable primarily to a decrease in borrowings during the quarter ended December 28, 2013, as compared to the quarter ended December 29, 2012. The expense for the period was largely comprised of commitment fees and the amortization of deferred borrowing costs.

Foreign Currency Loss

Foreign currency loss during the three months ended December 28, 2013 was $3,000 as compared to foreign currency loss of $1.5 million during the three months ended December 29, 2012. The loss during the three months ended December 28, 2013 was primarily due to the settling of certain of our accounts payable in currencies other than the functional currency of certain reporting units. The loss during the three months ended December 29, 2012 was primarily due to the strengthening of the U.S. dollar relative to the Japanese Yen, which impacted the re-measurement of Yen-denominated intercompany loans with certain of our subsidiaries.

Provision for Income Taxes

We recognized $113.5 million of income tax expense during the three months ended December 28, 2013, compared with $73.0 million for the three months ended December 29, 2012. Our effective tax rate for the three months ended December 28, 2013, before taking into effect certain discrete items was 32.6%, compared to 36.0% for the three months ended December 29, 2012. The decrease in our effective tax rate was primarily due to the increase in taxable income in certain of our non-U.S. subsidiaries, which are subject to lower statutory income tax rates, as well as receiving an income tax benefit related to the restructuring of certain of our foreign operations during the three months ended December 28, 2013. Our effective tax rate for the three months ended December 28, 2013, after taking into effect the aforementioned discrete items was 33.1%. These discrete items were primarily comprised of certain adjustments related to blended state income tax rates which occurred during the three months ended December 28, 2013.

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

Net Income

As a result of the foregoing, our net income increased $99.6 million, or 76.6%, to $229.6 million during the three months ended December 28, 2013, compared to $130.0 million for the three months ended December 29, 2012.

Comparison of the nine months ended December 28, 2013 with the nine months ended December 29, 2012

The following table details the results of our operations for the nine months ended December 28, 2013 and for the nine months ended December 29, 2012, and expresses the relationship of certain line items to total revenue as a percentage (dollars in thousands):

					% of Total Revenue for the nine months ended December 28, 2013	% of Total Revenue for the nine months ended December 29, 2012

	Nine Months Ended
	December 28, 2013	December 29, 2012
			$ Change	% Change

Statements of Operations Data:
Net sales	$2,288,479	$1,517,378	$771,101	50.8%
Licensing revenue	104,912	67,200	37,712	56.1%

Total revenue	2,393,391	1,584,578	808,813	51.0%
Cost of goods sold	926,747	634,227	292,520	46.1%	38.7%	40.0%

Gross profit	1,466,644	950,351	516,293	54.3%	61.3%	60.0%
Selling, general and administrative expenses	648,695	436,560	212,135	48.6%	27.1%	27.6%
Depreciation and amortization	55,687	39,081	16,606	42.5%	2.3%	2.5%

Total operating expenses	704,382	475,641	228,741	48.1%	29.4%	30.0%

Income from operations	762,262	474,710	287,552	60.6%	31.8%	30.0%
Interest expense, net	409	1,301	(892)	-68.6%	0.0%	0.1%
Foreign currency loss	279	837	(558)	-66.7%	0.0%	0.1%

Income before provision for income taxes	761,574	472,572	289,002	61.2%	31.8%	29.8%
Provision for income taxes	261,127	176,071	85,056	48.3%	10.9%	11.1%

Net income	$500,447	$296,501	$203,946	68.8%

Total Revenue

Total revenue increased $808.8 million, or 51.0%, to $2,393.4 million for the nine months ended December 28, 2013, compared to $1,584.6 million for the nine months ended December 29, 2012. The increase was the result of an increase in our comparable and non-comparable retail store sales and wholesale sales, as well as increases in our licensing revenue.

The following table details revenues for our three business segments (dollars in thousands):

					% of Total Revenue for the nine months December 28, 2013	% of Total Revenue for the nine months December 29, 2012
	Nine Months Ended
	December 28, 2013	December 29, 2012
			$ Change	% Change
Revenue:
Net sales: Retail	$1,184,625	$789,925	$394,700	50.0%	49.5%	49.9%
Wholesale	1,103,854	727,453	376,401	51.7%	46.1%	45.9%
Licensing	104,912	67,200	37,712	56.1%	4.4%	4.2%

Total revenue	$2,393,391	$1,584,578	$808,813

Retail

Net sales from our retail stores increased $394.7 million, or 50.0%, to $1,184.6 million for the nine months ended December 28, 2013, compared to $789.9 million for the nine months ended December 29, 2012. We operated 395 retail stores, including concessions, as of December 28, 2013, compared to 297 retail stores, including concessions, as of December 29, 2012. During the nine months ended December 28, 2013, our comparable store sales growth increased $204.6 million, or 26.2%, from the nine months ended December 29, 2012. The growth in our comparable store sales was primarily due to an increase in sales of our accessories product line during the nine months ended December 28, 2013. In addition, the change to our non-comparable store sales were $190.1 million during the nine months ended December 28, 2013, which was primarily the result of operating 98 additional stores since December 29, 2012.

Wholesale

Net sales to our wholesale customers increased $376.4 million, or 51.7%, to $1,103.9 million for the nine months ended December 28, 2013, compared to $727.5 million for the nine months ended December 29, 2012. The increase in our wholesale net sales occurred primarily as a result of increased sales of our accessories line as well as footwear during the nine months ended December 28, 2013, as we continue to enhance our presence in department and specialty stores by converting more doors to shop-in-shops, and in continuing our expansion of our European operations.

Licensing

Revenues earned on our licensing agreements increased $37.7 million, or 56.1%, to $104.9 million for the nine months ended December 28, 2013, compared to $67.2 million for the nine months ended December 29, 2012. The increase in licensing revenue was primarily due to royalties earned on licensing agreements related to sales of watches.

Gross Profit

Gross profit increased $516.3 million, or 54.3%, to $1,466.6 million during the nine months ended December 28, 2013, compared to $950.4 million for the nine months ended December 29, 2012. Gross profit as a percentage of total revenue increased to 61.3% during the nine months ended December 28, 2013, compared to 60.0% during the nine months ended December 29, 2012. The increase in profit margin resulted from increases in gross profit margin of 70 basis points and 210 basis points from our retail and wholesale segments, respectively. The increase in profit margin on our retail segment resulted primarily from a more favorable product sales mix during the nine months ended December 28, 2013, as compared to the nine months ended December 29, 2012. The increase in profit margin on our wholesale segment resulted primarily from experiencing a more favorable product sales mix during the nine months ended December 28, 2013, as compared to the nine months ended December 29, 2012. In addition, we achieved a more favorable purchase cost to selling price relationship during the nine months ended December 28, 2013, as compared to the nine months ended December 29, 2012, as we experienced reductions in cost on certain of our inventory items.

Total Operating Expenses

Total operating expenses increased $228.7 million, or 48.1%, to $704.4 million during the nine months ended December 28, 2013, compared to $475.6 million for the nine months ended December 29, 2012. Total operating expenses decreased to 29.4% as a percentage of total revenue for the nine months ended December 28, 2013, compared to 30.0% for the nine months ended December 29, 2012. The components that comprise total operating expenses are explained below.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $212.1 million, or 48.6%, to $648.7 million during the nine months ended December 28, 2013, compared to $436.6 million for the nine months ended December 29, 2012. The increase in selling, general and administrative expenses was due to the following: increases in our retail occupancy and salary costs of $111.4 million, an increase in corporate employee-related costs of $35.8 million, increases in promotional costs (which consist of advertising, marketing and various promotional costs) of $20.6 million, as well as an increase in distribution expenses of $35.7 million. The increase in our retail occupancy and payroll costs was due to operating 395 retail stores versus 297 retail stores in the prior period. The increase in our corporate employee-related costs was due primarily to an increase in our corporate staff to accommodate our North American and international growth. Advertising costs increased primarily due to our continuing expansion into new markets, including domestic and international, as well as social media during the nine months ended December 28, 2013. The increases to our distribution expenses were primarily the result of the aforementioned disruption to our warehouse facility in California during the second and third 2014 fiscal quarters, as a result of implementation of certain material handling equipment and systems to automate the facility. The expenses related to this disruption included, shipping and handling, and consulting fees. Selling, general and administrative expenses as a percentage of total revenue decreased to 27.1% during the nine months ended December 28, 2013, compared to 27.6% for the nine months ended December 29, 2012. The decrease as a percentage of total revenue was primarily due to achieving economies of scale during the nine months ended December 28, 2013, as compared to the nine months ended December 29, 2012, as our revenue is increasing at a greater rate relative to our fixed costs.

Depreciation and Amortization

Depreciation and amortization increased $16.6 million, or 42.5%, to $55.7 million during the nine months ended December 28, 2013, compared to $39.1 million for the nine months ended December 29, 2012. Increases in depreciation and amortization were primarily due to an increase in the build-out of our new retail locations, new shop-in-shop locations and investments made in our information systems infrastructure to accommodate our growth. Depreciation and amortization decreased to 2.3% as a percentage of total revenue during the nine months ended December 28, 2013, compared to 2.5% for the nine months ended December 29, 2012.

Income from Operations

As a result of the foregoing, income from operations increased $287.6 million, or 60.6%, to $762.3 million during the nine months ended December 28, 2013, compared to $474.7 million for the nine months ended December 29, 2012. Income from operations as a percentage of total revenue increased to 31.8% during the nine months ended December 28, 2013, compared to 30.0% for the nine months ended December 29, 2012.

The following table details income from operations for our three business segments (dollars in thousands):

					% of Net Sales/ Revenue for the nine months December 28, 2013	% of Net Sales/ Revenue for the nine months December 29, 2012
	Nine Months Ended
	December 28, 2013	December 29, 2012
			$ Change	% Change
Income from operations:
Retail	$377,528	$237,327	$140,201	59.1%	31.9%	30.0%
Wholesale	320,262	194,907	125,355	64.3%	29.0%	26.8%
Licensing	64,472	42,476	21,996	51.8%	61.5%	63.2%

Income from operations	$762,262	$474,710	$287,552

Retail

Income from operations for our retail segment increased $140.2 million, or 59.1%, to $377.5 million during the nine months ended December 28, 2013, compared to $237.3 million for the nine months ended December 29, 2012. Income from operations as a percentage of net retail sales for the retail segment increased approximately 1.9% as a percentage of net retail sales to 31.9% during the nine months ended December 28, 2013. The increase in retail income from operations as a percentage of net retail sales was due to the increase in gross profit margin during the nine months ended December 28, 2013, as compared to the nine months ended December 29, 2012, as described in the gross profit discussion above, as well as to a decrease in operating expenses of approximately 1.1% as a percentage of net retail sales during the nine months ended December 28, 2013, as compared to the nine months ended December 29, 2012. This decrease occurred primarily due to sales increasing at a greater rate relative to fixed expenses during the period.

Wholesale

Income from operations for our wholesale segment increased $125.4 million, or 64.3%, to $320.3 million during the nine months ended December 28, 2013, compared to $194.9 million for the nine months ended December 29, 2012. Income from operations as a percentage of net sales for the wholesale segment increased 2.2% as a percentage of net wholesale sales to 29.0% during the nine months ended December 28, 2013. This increase as a percentage of net sales was primarily the result of the increase in gross profit margin, as described in the gross profit discussion above.

Licensing

Income from operations for our licensing segment increased $22.0 million, or 51.8%, to $64.5 million during the nine months ended December 28, 2013, compared to $42.5 million for the nine months ended December 29, 2012. Income from operations as a percentage of licensing revenue for the licensing segment decreased 1.7% as a percentage of licensing revenue to 61.5% during the nine months ended December 28, 2013. This decrease as a percentage of licensing revenue was the result of an increase in advertising expenses of $14.1 million during the nine months ended December 28, 2013, as compared to the nine months ended December 29, 2012, as we launched several new advertising initiatives, including social media and other web-based mediums for increasing brand awareness for this fiscal year as well as into the next. The increase in advertising expenses was offset in part by the aforementioned increase in licensing revenue.

Interest Expense, net

Interest expense decreased $0.9 million, or 68.6%, to $0.4 million during the nine months ended December 28, 2013, compared to $1.3 million for the nine months ended December 29, 2012. The decrease in interest expense was attributable primarily to a decrease in borrowings during the nine months ended December 28, 2013, as compared to the nine months ended December 29, 2012. The expense for the period was largely comprised of commitment fees and the amortization of deferred borrowing costs.

Foreign Currency Loss

Foreign currency loss during the nine months ended December 28, 2013 was $0.3 million as compared to foreign currency loss of $0.8 million during the nine months ended December 29, 2012. The loss during the nine months ended December 28, 2013 was primarily due to the settling of certain of our accounts payable in currencies other than the functional currency of the applicable reporting units. The foreign currency loss during the nine months ended December 29, 2012, was primarily due to the strengthening of the U.S. dollar relative to the Japanese Yen, which impacted the re-measurement of Yen-denominated intercompany loans with certain of our subsidiaries.

Provision for Income Taxes

We recognized $261.1 million of income tax expense during the nine months ended December 28, 2013, compared with $176.1 million for the nine months ended December 29, 2012. Our effective tax rate for the nine months ended December 28, 2013, was 34.3%, compared to 37.3% for the nine months ended December 29, 2012. The decrease in our effective tax rate was primarily due to the increase in taxable income in certain of our non-U.S. subsidiaries, which are subject to lower statutory income tax rates, during the nine months ended December 28, 2013.

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

Net Income

As a result of the foregoing, our net income increased $203.9 million, or 68.8%, to $500.4 million during the nine months ended December 28, 2013, compared to $296.5 million for the nine months ended December 29, 2012.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, along with borrowings available under our 2013 Credit Facility (see below discussion regarding “Senior Unsecured Revolving Credit Facility”) and available cash and cash equivalents. Our primary use of this liquidity is to fund our ongoing cash requirements, including working capital requirements, global retail store expansion and renovation, construction and renovation of shop-in-shops, investment in information systems infrastructure and expansion of our distribution and corporate facilities. We believe that the cash generated from our operations, together with borrowings available under our revolving credit facility and available cash and cash equivalents, will be sufficient to meet our working capital needs for the next 12 months, including investments made and expenses incurred in connection with our store growth plans, shop-in shop growth, continued systems development, as well as web based sales and marketing initiatives. We spent approximately $126.9 million on capital expenditures during the nine months ended December 28, 2013 and expect to spend approximately $75.0 million on capital expenditures during our fourth Fiscal 2014 quarter. The majority of these expected expenditures relate to new retail store openings planned for the year, with the remainder being used for investments in connection with developing new shop-in-shops, build-out of our corporate offices and enhancing our information systems infrastructure. In addition, we plan to spend approximately an additional $9.0 million during the last quarter of Fiscal 2014, on intangible assets related to our European retail store expansion.

The following table sets forth key indicators of our liquidity and capital resources (in thousands):

	As of
	December 28,	March 30,
	2013	2013
Balance Sheet Data:
Cash and cash equivalents	$828,341	$472,511
Working capital	$1,324,976	$824,941
Total assets	$2,006,963	$1,289,565

	Nine Months Ended
	December 28,	December 29,
	2013	2012
Cash Flows Provided By (Used In):
Operating activities	$449,843	$249,167
Investing activities	(148,904)	(81,686)
Financing activities	55,643	131,788
Effect of exchange rate changes	(752)	153

Net increase in cash and cash equivalents	$355,830	$299,422

Cash Provided by Operating Activities

Cash provided by operating activities increased $200.7 million to $449.8 million during the nine months ended December 28, 2013, as compared to $249.2 million for the nine months ended December 29, 2012. The increase in cash flows from operating activities is primarily due to an increase in our net income. This increase was offset, in part, by an increase in cash outflows on our inventory as well as a decrease in changes to our accounts receivable during the nine months ended December 28, 2013 as compared to the nine months ended December 29, 2012. The increase in cash outflows on our inventory occurred primarily due the increase in our inventory requirements driven by our increased sales during the nine months ended December 28, 2013, as compared to the nine months ended December 29, 2012. The decrease in changes to our accounts receivable was directly related to the increase in our sales which drove the increase to our accounts receivable balances during the nine months ended December 28, 2013.

Cash Used in Investing Activities

Net cash used in investing activities increased $67.2 million to $148.9 million during the nine months ended December 28, 2013, as compared to $81.7 million during the nine months ended December 29, 2012. The increase in cash used in investing activities is primarily the result of the build-out of our new retail stores, which were constructed during the nine months ended December 28, 2013, shop-in-shops we installed during the nine months ended December 28, 2013, as well as certain technology initiatives undertaken during the nine months ended December 28, 2013, which related to distribution system enhancements and various other improvements to our infrastructure. In addition, we acquired approximately $22.0 million of intangible assets (lease rights) related to certain of our stores opened during the nine months ended December 28, 2013, compared to approximately $3.6 million during the nine months ended December 29, 2012.

Cash Provided by Financing Activities

Net cash provided by financing activities was $55.6 million for the nine months ended December 28, 2013, as compared to $131.8 million for the nine months ended December 29, 2012. The cash flows from financing activities during the nine months ended December 28, 2013, were primarily comprised of proceeds from the exercise of employee share options of approximately $13.5 million, offset in part by the purchase of treasury shares of approximately $2.4 million. Cash flows from financing activities related to the nine months ended December 29, 2012, were comprised of proceeds received from the exercise of employee share options of approximately $25.8 million, offset in part by net repayments on our revolving credit line of $22.7 million.

Revolving Credit Facility

Senior Unsecured Revolving Credit Facility

On February 8, 2013, we terminated the provisions of our existing 2011 Credit Facility and entered into a senior unsecured credit facility (“2013 Credit Facility”). Pursuant to the agreement the 2013 Credit Facility provides for up to $200.0 million of borrowings, and expires on February 8, 2018. The agreement also provides for loans and letters of credit to our European subsidiaries of up to $100.0 million. The 2013 Credit Facility contains financial covenants such as requiring an adjusted leverage ratio of 3.5 to 1.0 (with the ratio being total consolidated indebtedness plus 8.0 times consolidated rent expense to EBITDA plus consolidated rent expense) and a fixed charge coverage ratio of 2.0 to 1.0 (with the ratio being EBITDA plus consolidated rent expense to the sum of fixed charges plus consolidated rent expense), restricts and limits additional indebtedness, and restricts the incurrence of additional liens and cash dividends. As of December 28, 2013, we were in compliance with all of our covenants covered under this agreement.

Borrowings under the 2013 Credit Facility accrue interest at the rate per annum announced from time to time by the agent a rate based on the rates applicable for deposits in the London interbank market for U.S. Dollars or the applicable currency in which the loans are made (the “Adjusted LIBOR”) plus an applicable margin. The applicable margin may range from 1.25% to 1.75%, and is based, or dependent upon, a particular threshold related to the adjusted leverage ratio calculated during the period of borrowing. For the nine months ended December 28, 2013, the weighted average interest rate for the revolving credit facility was 1.6%. The 2013 Credit Facility requires an annual facility fee of $0.1 million, and an annual commitment fee of 0.25% to 0.35% on the unused portion of the available credit under the facility.

As of December 28, 2013, there were no amounts outstanding under the 2013 Credit Facility, and the amount available for future borrowings was $188.6 million. The largest amount borrowed during the nine months ended December 28, 2013, was $6.6 million. At December 28, 2013, there were stand-by letters of credit of $11.4 million.

Contractual Obligations and Commercial Commitments

As of December 28, 2013, our lease commitments and contractual obligations were as follows (in thousands):

	Remainder of Fiscal 2014			Fiscal
		Fiscal	Fiscal	2019 and
Fiscal year ending		2015-2016	2017-2018	Thereafter	Total
Operating leases	$33,080	$256,609	$247,647	$512,480	$1,049,816

Operating lease obligations represent the minimum lease rental payments under non-cancelable operating leases for our real estate locations globally. In addition to the above amounts, we are typically required to pay real estate taxes, contingent rent based on sales volume and other occupancy costs relating to our leased properties for our retail stores.

Excluded from the above commitments is $14.6 million of long-term liabilities related to uncertain tax positions, due to the uncertainty of the time and nature of resolution.

The above table also excludes amounts included in current liabilities in our consolidated balance sheet as of December 28, 2013, as these items will be paid within one year, and non-current liabilities that have no cash outflows associated with them (e.g., deferred taxes).

We do not have any long-term purchase obligations that represent firm commitments at December 28, 2013.

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

During the fiscal quarter ended June 29, 2013, we adopted the provisions of Accounting Standard Update 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”) which the Financial Accounting Standards Board (“FASB”) issued in February 2013. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The ASU is effective for annual periods and interim periods within those periods beginning after December 15, 2012. For the three and nine months ended December 28, 2013, the amounts reclassified out of accumulated other comprehensive income were a $0.4 million loss and a $0.1 million gain, respectively.

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

We perform a sensitivity analysis, on those contracts not designated as hedges for accounting purposes, to determine the effects of fluctuations in foreign currency exchange rates. For this sensitivity analysis, we assume a hypothetical change in U.S. dollar against foreign exchange rates. Based on all foreign currency exchange contracts outstanding as of December 28, 2013, a 10% devaluation of the U.S. dollar compared to the level of foreign currency exchange rates for currencies under contract as of December 28, 2013 would result in an increase of approximately $0.3 million of net unrealized foreign currency gains. Conversely, a 10% appreciation of the U.S. dollar would result in an increase approximately of $0.3 million of net unrealized foreign currency loss.

Interest Rate Risk

We are exposed to interest rate risk in relation to our Credit Facility. Our Credit Facility carries interest rates that are tied to LIBOR and the prime rate, among other institutional lending rates (depending on the particular origination of borrowing), and therefore our statements of operations and cash flows are exposed to changes in those interest rates. At December 28, 2013, there was no outstanding balance on our Credit Facility. The balance of our Credit Facility at December 28, 2013, is not indicative of future balances that may be subject to fluctuations in interest rates. Any increases in the applicable interest rate(s) would cause an increase to the interest expense on our Credit Facility relative to any outstanding balance at that date.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 28, 2013. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended December 28, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

The following table provides information of the Company’s ordinary shares repurchased during the three months ended December 28, 2013:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximated Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
September 29 - October 26	—	$—	—	—
October 27 - November 23	—	—	—	—
November 24 - December 28	29,765	82.20	—	—

	29,765	$82.20	—

On December 12, 2013, the Compensation Committee of our Board of Directors approved “withhold to cover” as a tax payment method for vesting of restricted share awards for our executive officers and directors. All shares reacquired during the three months ended December 28, 2013, represent ordinary shares of the Company withheld from certain executive officers to satisfy minimum tax withholding obligations relating to the vesting of restricted share awards.

ITEM 6. EXHIBITS

a. Exhibits

See accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 6, 2014.

MICHAEL KORS HOLDINGS LIMITED

By:	/s/ John D. Idol
Name:	John D. Idol
Title:	Chairman & Chief Executive Officer

By:	/s/ Joseph B. Parsons
Name:	Joseph B. Parsons
Title:	Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

101.1	The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended December 28, 2013, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Shareholders’ Equity (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. (1)

(1)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.