Form 10-K
period 2014-03-29
Michael Kors Holdings Ltd
filed 2014-05-28
CIK 1530721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

OR

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 29, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the registrant’s voting and non-voting common shares held by non-affiliates of the registrant was $13,788,608,588 as of September 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter based on the closing price of the common stock on the New York Stock Exchange.

As of May 21, 2014, Michael Kors Holdings Limited had 204,293,091 ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive Proxy Statement, which will be filed in June 2014, for the 2014 Annual Meeting of the Shareholders.

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

We operate our business in three segments—retail, wholesale and licensing—and we have a strategically controlled global distribution network focused on company-operated retail stores, leading department stores, specialty stores and select licensing partners. In Fiscal 2014, our retail segment accounted for approximately 48.1% of our total revenue. As of March 29, 2014, our retail segment included:

•	288 North American retail stores, including concessions; and

•	117 international retail stores, including concessions, in Europe and Japan.

In Fiscal 2014, our wholesale segment accounted for approximately 47.6% of our total revenue. As of March 29, 2014, our wholesale segment included:

•	wholesale sales through approximately 2,496 department store and specialty store doors in North America; and

•	wholesale sales through approximately 1,232 department store and specialty store doors internationally.

A small number of our wholesale customers account for a significant portion of our net sales. Net sales to our five largest wholesale customers represented 28.9% of our total revenue for Fiscal 2014 and 29.3% of our total revenue for Fiscal 2013. Our largest wholesale customer, a large, nationally recognized U.S. department store, accounted for 14.4% of our total revenue for Fiscal 2014 and 14.0% of our total revenue for Fiscal 2013.

Our remaining revenue is generated through our licensing segment, through which we license to third parties certain production, sales and/or distribution rights through geographic licensing arrangements. In Fiscal 2014, our licensing segment accounted for approximately 4.2% of our total revenue and consisted primarily of royalties earned on licensed products and our geographic licenses.

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

Industry

We operate in the global luxury goods industry. According to the Altagamma Studies*, total global sales of luxury goods were approximately $251.5 billion in 2011, $277.7 billion in 2012, and are estimated to be approximately $284.3 billion in 2013. Over the past ten years, the industry has grown and has remained resilient during economic downturns. In 2010, the industry showed a significant recovery with 13% growth and surpassed the pre-financial crisis peak of $222.7 billion set in 2007. In addition, according to these same studies, demand for the worldwide luxury goods industry is predicted to grow from approximately $277.7 billion in 2012 to between $295.6 billion and $301.3 billion in 2014. We believe that we are well positioned to capitalize on the continued growth of the accessories product category, as it is one of our primary product category focuses.

*	Comprised of: the Worldwide Luxury Markets Monitor, Spring 2014 update, Worldwide Luxury Markets Monitor, Spring 2013 update, Luxury Goods Worldwide Market Study, 2012, the Luxury Goods Worldwide Market Monitor, Spring 2012 Update, Luxury Goods Worldwide Market Study, 2011, Luxury Goods Worldwide Market Study Spring 2011 Update, the Luxury Goods Worldwide Market Study, and the Altagamma 2006 Worldwide Markets Monitor (together, the “Altagamma Studies”). These studies were prepared by the Altagamma Foundation in cooperation with Bain & Company and can be obtained free of charge or at a nominal cost by contacting Bain & Company’s media contacts at cheryl.krauss@bain.com or frank.pinto@bain.com. While we believe that each of these studies and publications is reliable, we have not independently verified market and industry data from third-party sources. The Altagamma Studies analyze the global luxury goods market, including the market and financial performance of more than 230 of the world’s leading luxury goods companies and brands. All figures derived from the Altagamma Studies are based on an exchange rate of $1.31 to €1.00.

Geographic Information

We generate revenue globally through our segments. Through our retail and wholesale segments we sell our products in three principal geographic markets: North America, Europe and Japan. Through our licensing segment, we enter into agreements that license to third parties use of our brand name and trademarks, certain production, and sales and/or distribution rights. Revenues generated through these agreements are primarily earned in North America, though we have begun to grow our licensing business in Europe during Fiscal 2014.

The following table details our net sales and revenue by segment and geographic location for the fiscal years then ended (in thousands):

	Fiscal Years Ended
	March 29, 2014	March 30, 2013	March 31, 2012
Retail net sales - North America	$1,318,887	$938,515	$573,394
Retail net sales - Europe	235,571	101,754	43,316
Retail net sales - Japan	38,547	22,373	10,230
Wholesale net sales - North America	1,335,545	913,145	544,686
Wholesale net sales - Europe	241,972	118,970	65,474
Licensing Revenue - North America	117,386	86,975	65,154
Licensing Revenue - Europe	22,935	—	—

	$3,310,843	$2,181,732	$1,302,254

Competitive Strengths

We believe that the following strengths differentiate us from our competitors:

Rapidly Growing Luxury Lifestyle Brand with Best-in-Class Growth Metrics. We believe that the Michael Kors name has become synonymous with luxurious fashion that is timeless and elegant, expressed through sophisticated accessory and ready-to-wear collections. Each of our collections exemplifies the jet-set lifestyle and features high quality designs, materials and craftsmanship. Some of the most widely recognized global trendsetters—including celebrities such as Halle Berry, Angelina Jolie, Blake Lively, Penelope Cruz, Jennifer Lopez, Michelle Obama, Gwyneth Paltrow, the Duchess of Cambridge, and Cate Blanchett—walk the red carpet in our collections. We have built a solid foundation for continued long-term global growth and currently enjoy best-in-class growth metrics.

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

Poised to Take Share in the Growing Global Accessories Product Category. According to the Altagamma Studies, from 2005 to 2013*, the accessories product category was the fastest growing product category in the global luxury goods industry, and in 2013 the accessories product category is estimated to have generated sales of approximately $79.6 billion, representing 28% of total luxury goods sales. In 2004, we saw the opportunity to capitalize on growing accessories demand by leveraging the strength of the Michael Kors luxury collection, and we introduced the accessible luxury MICHAEL Michael Kors collection further enhancing our brand awareness within North America.

*	sales for the 2013 calendar year are currently an estimate.

Proven Multi-Format Retail Segment with Significant Growth Opportunity. In Fiscal 2014, our retail segment reported net sales of $1,593.0 million and a 26.2% increase in year-over-year comparable store sales from Fiscal 2013. Within our retail segment we have three primary retail store formats: collection stores, lifestyle stores and outlet stores. Our collection stores are located in some of the world’s most prestigious shopping areas, such as Madison Avenue in New York and Rodeo Drive in California, and are generally 3,300 square feet in size. Our lifestyle stores are located in some of the world’s most frequented metropolitan shopping locations and leading regional shopping centers, and are generally 2,300 square feet in size. We also extend our reach to additional consumer groups through our outlet stores, which are generally 3,000 square feet in size. In addition to these three retail store formats, we operate concessions in a select number of department stores in North America and internationally.

Strong Relationships with Premier Wholesale Customers. We partner with leading wholesale customers, such as Bergdorf Goodman, Saks Fifth Avenue, Neiman Marcus, Holt Renfrew, Bloomingdale’s, Nordstrom and Macy’s in North America; and Harrods, Harvey Nichols, Selfridges and Galeries Lafayette in Europe. These relationships enable us to access large numbers of our key consumers in a targeted manner. In addition, we are engaged in wholesale growth initiatives that are designed to transform the Michael Kors displays at select department stores into branded “shop-in-shops.” By installing customized freestanding fixtures, wall casings and components, decorative items and flooring, as well as deploying specially trained staff, we believe that our shop-in-shops provide department store consumers with a more personalized shopping experience than traditional retail department store configurations. These initiatives, among others, have helped increase total revenue for our wholesale segment from $1,032.1 million in Fiscal 2013 to $1,577.5 million in Fiscal 2014, representing a 52.8% year-over-year increase.

Growing Licensing Segment. The strength of our global brand has been instrumental in helping us build our licensing business. We collaborate with a select number of product licensees who produce and sell what we believe are products requiring specialized expertise that are enhanced by our brand strength. Our relationship with Fossil Partners, LP. (“Fossil”), for instance, has helped us create a line of watches and jewelry that we believe have become, and will continue to be, status items for young fashion-conscious consumers. As of March 29, 2014, other product licensees included, among others, the Aramis and Designer Fragrances division of The Estée Lauder Companies Inc. (“Estée Lauder”) for fragrances and Marchon Eyewear Inc. (“Marchon”) for eyewear. Our relationships with our product licensees have helped us leverage our success across demographics and categories by taking advantage of their unique expertise, resulting in total revenue for licensed products increasing from $87 million in Fiscal 2013 to $140.3 million in Fiscal 2014. In addition, we have entered into agreements with non-manufacturing licensees who we believe have particular expertise in the distribution of fashion accessories, footwear and apparel in specific geographic territories, such as South Korea, the Philippines, Singapore, Malaysia, Indonesia, Australia, the Middle East, Russia, Turkey, China, Hong Kong, Macau, Taiwan, Latin America and the Caribbean, and India.

Proven and Experienced Management Team. Our senior management team has extensive experience across a broad range of disciplines in the retail industry, including design, sales, marketing, public relations, merchandising, real estate, supply chain and finance. With over 25 years of experience in the retail industry, including at a number of public companies, and an average of eleven years with Michael Kors, our senior management team has strong creative and operational experience and a successful track record. This extensive experience extends beyond our senior management team and deep into our organization.

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

Expand Our Retail Store Base in North America and Europe. Continue to expand our retail store base in North America and in Europe. We believe that there is significant opportunity to continue expanding our retail stores in both North America and in Europe, and to increase our stores in these regions to approximately 600 locations in the long term. We will look to open new stores predominately in high traffic areas of street and mall locations in high-income demographic areas and will adhere to our already successful retail store formats, which we believe reinforce our brand image and generate strong sales per square foot.

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

Eyewear. Marchon has been our exclusive eyewear licensee since January 2004, and will remain our exclusive licensee through December 31, 2014. Beginning in January 2015, Luxottica Group will become our exclusive licensee and will continue to develop distinctive eyewear inspired by our collections. Our eyewear products are focused on status eyewear with sunglasses serving as a key category. Eyewear is sold in our retail stores and by our licensing partner to wholesale customers in addition to select sunglass retailers and prescription eyewear providers. Generally, our eyewear retails for between $85 and $285.

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

In Fiscal 2014, we recognized approximately $65.7 million in advertising expense in North America and internationally. In conjunction with promoting a consistent global image, we use our extensive customer database and consumer knowledge to best target our consumers in an effort to foster marketing efficiency. We engage in a wide range of direct marketing programs, including, among others, emails, print advertising, catalogs and brochures, in order to stimulate sales in a consumer-preferred shopping venue. As part of our direct marketing strategy, our catalogs are sent to selected households to encourage consumer purchases and to build brand awareness. In addition, the growing number of visitors to our michaelkors.com online store provides an opportunity to increase the size of our database and to communicate with consumers to increase online and physical store sales and build brand awareness. We launched michaelkors.com in 2007 in partnership with Neiman Marcus. We sell merchandise to Neiman Marcus at wholesale, which is subsequently resold by Neiman Marcus through michaelkors.com. Neiman Marcus receives substantially all of the proceeds from these online sales. This arrangement will continue through the launch of our own e-commerce website, which is anticipated to occur during the middle of next fiscal year.

Manufacturing and Sourcing

We contract for the purchase of finished goods principally with independent third-party manufacturing contractors, whereby the manufacturing contractor is generally responsible for the entire manufacturing process, including the purchase of piece goods and trim. Although we do not have written agreements with any of our manufacturing contractors, we believe we have mutually satisfactory relationships with them. We allocate product manufacturing among third-party agents based on their capabilities, the availability of production capacity, pricing and delivery. We have relationships with various agents who source our finished goods with numerous manufacturing contactors on our behalf. Although our relationships with our agents are generally terminable at any time, we believe we have mutually satisfactory relationships with them. In Fiscal 2014 and 2013, one third-party agent sourced approximately 12.6% and 14.0% of our finished goods purchases, respectively. In Fiscal 2014, by dollar volume, approximately 97.8% of our products were produced in Asia and Europe. See “—Import Restrictions and Other Government Regulations” and “Risk Factors”—We primarily use foreign manufacturing contractors and independent third-party agents to source our finished goods, which poses legal, regulatory, political and economic risks to our business operations.”

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

Employees

At the end of Fiscal 2014, 2013 and 2012, we had approximately 9,184, 6,379 and 4,180 total employees, respectively. As of March 29, 2014, approximately 7,451 our employees were engaged in retail selling and administrative positions, and our remaining employees were engaged in other aspects of our business. None of our employees are currently covered by collective bargaining agreements and we believe that our relations with our employees are good.

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

Seasonality

We experience certain effects of seasonality with respect to our wholesale and retail segments. Our wholesale segment experiences its greatest sales in our third and fourth fiscal quarters while our first fiscal quarter experiences the lowest sales. Our retail segment experiences greater sales during our third fiscal quarter as a result of Holiday season sales. In the aggregate, however, with the exception of our first fiscal quarter, which typically experiences significantly less sales volume relative to the other three quarters, we do not experience significant quarter-to-quarter fluctuations in our sales. Moreover, given our recent growth, the effects of any seasonality are further muted by incremental sales related to our new retail stores, wholesale doors and shop-in-shops.

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

We are responsible for storing data relating to our customers and employees and rely on third parties for the operation of parts of our e-commerce website, michaelkors.com, and for the various social media tools and websites we use as part of our marketing strategy. During the second quarter of our fiscal 2015 year, we expect to take over more of the direct operations of our e-commerce website and will be processing and storing customer transaction data on systems that are owned and operated by us, or that are operated by our third-party providers. Consumers, lawmakers and consumer advocates alike are increasingly concerned over the security of personal information transmitted over the Internet, consumer identity theft and privacy. In addition to taking the necessary precautions ourselves, we require that third-party service providers implement reasonable security measures to protect our customers’ identity and privacy. We do not, however, control these third-party service providers and cannot guarantee that no electronic or physical computer break-ins and security breaches will occur in the future. Likewise, our systems and technology are subject to the risk of system failures, viruses, “hackers” and other causes that are out of our control. Any perceived or actual unauthorized disclosure of personally identifiable information regarding our customers or website visitors could harm our reputation and credibility, reduce our e-commerce net sales, impair our ability to attract website visitors and reduce our ability to attract and retain customers, and expose us to significant related liability. Finally, we could incur significant costs in complying with the multitude of state, federal and foreign laws regarding the use and unauthorized disclosure of personal information, to the extent they are applicable. We also may incur significant costs in our implementation of additional security measures to comply with applicable laws and industry standards and to further protect customer data.

We face risks associated with operating in international markets.

We operate on a global basis, with approximately 21.5% of our total revenue coming from operations outside of the U.S during Fiscal 2014. The current political and economic instability and changing macroeconomic conditions in major international markets, including Europe and Japan, have resulted in significant macroeconomic risks including high rates of unemployment, high fuel prices, currency volatility and continued global economic uncertainty driven in part by the European debt crisis, and geo political tensions, among other factors. These risks may adversely affect discretionary consumer spending in the international markets in which we operate, which could negatively affect sales of our products in these markets. In addition, if the global macroeconomic environment experiences a downturn, including if the economic situation in Europe worsens, our gross margin rates may be negatively impacted.

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

We have grown rapidly in recent years and we have limited operating experience at our current scale of operations. If we are unable to manage our operations at our current size or are unable to manage any future growth effectively, our brand image and financial performance may suffer.

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

In addition, we have been moving into new and larger facilities as needed, to increase our capacity as we grow, and have been concurrently implementing new warehouse management systems to further support our efforts to operate with increased efficiency and flexibility. There are risks inherent in operating in new distribution environments and implementing new warehouse management systems, including operational difficulties that may arise with such transitions. We may experience shipping delays should there be any disruptions in our new warehouse management systems or warehouses themselves.

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

We do not own any of our store facilities; instead, we lease all of our stores under operating leases. Our leases generally have terms of 10 years with no renewal options. Our leases generally require a fixed annual rent, and most require the payment of additional rent if store sales exceed a negotiated amount. Generally, our leases are “net” leases, which require us to pay all of the costs of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases at our option. Payments under these operating leases account for a significant portion of our operating costs. For example, as of March 29, 2014, we were party to operating leases associated with our stores as well as other corporate facilities requiring future minimum lease payments aggregating to $643.5 million through Fiscal 2019 and approximately $436.7 million thereafter through Fiscal 2029. We expect that any new stores we open under operating leases will have terms similar to those contained in leases we have entered previously, which will further increase our operating lease expenses.

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

                                         We have entered into a select number of product licensing agreements with companies that produce and sell, under our trademarks, products requiring specialized expertise. We have also entered into a number of select licensing agreements pursuant to which we have granted third parties certain rights to distribute and sell our products in certain geographical areas, including, among others, South Korea, the Philippines, Singapore, Malaysia, Indonesia, Australia, the Middle East, Russia, Turkey, China, Hong Kong, Macau, Taiwan, Latin America and the Caribbean, and India. In addition, we have entered into similar licensing agreements with entities that are indirectly owned by certain of our current shareholders, including Mr. Kors, Mr. Idol and Sportswear Holdings Limited, pursuant to which we have granted such entities certain rights to distribute and sell our products in China, Hong Kong, Macau and Taiwan. See Note 17 to our financial statements—“Agreements with Shareholders and Related Party Transactions.” In the future, we may enter into additional licensing arrangements. Although we take steps to carefully select our licensing partners, such arrangements may not be successful. Our licensing partners may fail to fulfill their obligations under their license agreements or have interests that differ from or conflict with our own, such as the timing of new store openings, the pricing of our products and the offering of competitive products. In addition, the risks applicable to the business of our licensing partners may be different than the risks applicable to our business, including risks associated with each such partner’s ability to:

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

A small number of our wholesale customers account for a significant portion of our net sales. Net sales to our five largest wholesale customers represented 28.9% of our total revenue for Fiscal 2014 and 29.3% of our total revenue for Fiscal 2013. Our largest wholesale customer, a large, nationally recognized U.S. department store, accounted for 14.4% of our total revenue for Fiscal 2014 and 14.0% of our total revenue for Fiscal 2013. We do not have written agreements with any of our wholesale customers, and purchases generally occur on an order-by-order basis. A decision by any of our major wholesale customers, whether motivated by marketing strategy, competitive conditions, financial difficulties or otherwise, to decrease significantly the amount of merchandise purchased from us or our licensing partners, or to change their manner of doing business with us or our licensing partners, could substantially reduce our revenue and have a material adverse effect on our profitability. During the past several years, the retail industry has experienced a great deal of consolidation and other ownership changes, and we expect such changes will continue. In addition, store closings by our wholesale customers decrease the number of stores carrying our products, while the remaining stores may purchase a smaller amount of our products and/or may reduce the retail floor space designated for our brands. In the future, retailers may further consolidate, undergo restructurings or reorganizations, realign their affiliations or reposition their stores’ target markets. Any of these types of actions could decrease the number of stores that carry our products or increase the ownership concentration within the retail industry. These changes could decrease our opportunities in the market, increase our reliance on a smaller number of large wholesale customers and decrease our negotiating strength with our wholesale customers. These factors could have a material adverse effect on our business, financial condition and operating results.

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

•

political or labor instability, labor shortages (stemming from labor disputes or otherwise), or increases in costs of labor or production in countries where manufacturing contractors and suppliers are located;

•	significant delays or disruptions in delivery of our products due to labor disputes or strikes at the location of the source of our goods and/or at U.S. ports of entry;

•	political or military conflict involving the United States, which could cause a delay in the transportation of our products and raw materials and increase transportation costs;

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

We do not have written agreements with any of our third-party manufacturing contractors. As a result, any single manufacturing contractor could unilaterally terminate its relationship with us at any time. In Fiscal 2014, our largest manufacturing contractor, who primarily produces its products in China and who we have worked with for the last ten years, accounted for the production of 30.4% of our finished products. Our inability to promptly replace manufacturing contractors that terminate their relationships with us or cease to provide high quality products in a timely and cost-efficient manner could have a material adverse effect on our business, financial condition and operating results, and impact the cost and availability of our goods.

In addition, we use third-party agents to source our finished goods with numerous manufacturing contractors on our behalf. Any single agent could unilaterally terminate its relationship with us at any time. In Fiscal 2014, our largest third-party agent, whose primary place of business is Hong Kong and who we have worked with for the last ten years, sourced approximately 12.6% of our purchases of finished goods. Our inability to promptly replace agents that terminate their relationships with us or cease to provide high quality service in a timely and cost-efficient manner could have a material adverse effect on our business, financial condition and operating results.

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

We have a $200.0 million senior unsecured credit facility (the “2013 Credit Facility”) under which Michael Kors (USA), Inc. (“MKUSA”), Michael Kors (Europe) B.V., Michael Kors (Canada) Co. and Michael Kors (Switzerland) GmbH, our indirect wholly owned subsidiaries, are borrowers and we are a parent guarantor. The credit agreement governing the terms of the 2013 Credit Facility restricts, among other things, asset dispositions, mergers and acquisitions, dividends, share repurchases and redemptions, other restricted payments, indebtedness, loans and investments, liens and affiliate transactions. Our credit agreement also contains customary events of default, including a change in control of the Company. In addition, our credit agreement contains financial covenants such as requiring an adjusted leverage ratio of 3.5 to 1.0 (with the ratio being total consolidated indebtedness plus 8.0 times consolidated rent expense to EBITDA plus consolidated rent expense) and a fixed charge coverage ratio of 2.0 to 1.0 (with the ratio being EBITDA plus consolidated rent expense to the sum of fixed charges plus consolidated rent expense). See credit discussion in “Management’s Discussion and Analysis—Liquidity”. These covenants, among other things, limit our ability to fund our future working capital needs and capital expenditures, engage in future acquisitions or development activities, or otherwise realize the value of our assets and opportunities fully because of the need to dedicate a portion of our cash flow from operations to payments on debt.

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

None.

Item 2. Properties

The following table sets forth the location, use and size of our significant distribution and corporate facilities as of March 29, 2014, all of which are leased. The leases expire at various times through Fiscal 2029, subject to renewal options.

Location	Use	Approximate Square Footage
Whittier, CA	Distribution	1,120,714
New York, NY	Corporate Offices	157,785
Montreal, Quebec	Canadian Corporate Office and Distribution	191,563
East Rutherford, NJ	Corporate Offices	43,336
Secaucus, NJ	Distribution	22,760

As of March 29, 2014, we also occupied 405 leased retail stores worldwide (including concessions). We consider our properties to be in good condition generally and believe that our facilities are adequate for our operations and provide sufficient capacity to meet our anticipated requirements.

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

Market Information

Since our IPO on December 15, 2011, our ordinary shares have traded on the NYSE under the symbol “KORS”. At March 29, 2014, there were 204,291,345 ordinary shares outstanding, and the closing sale price of our ordinary shares was $92.75. Also as of that date, we had approximately 178 ordinary shareholders of record. The table below sets forth the high and low closing sale prices of our ordinary shares for the periods indicated:

	High	Low

Fiscal 2013 Quarter Ended:
June 30, 2012	$49.50	$35.50
September 29, 2012	$57.35	$37.77
December 29, 2012	$58.62	$46.66
March 30, 2013	$65.10	$49.00
Fiscal 2014 Quarter Ended:
June 29, 2013	$66.18	$51.63
September 28, 2013	$78.62	$60.08
December 28, 2013	$84.58	$70.59
March 29, 2014	$101.04	$74.11

Share Performance Graph

The line graph below compares the cumulative total shareholder return on our ordinary shares with the Russell 1000 Index (RUI), Standard & Poor’s 500 Index (GSPC), S&P Retail Index (RLX) and the NYSE Composite Index (NYA), and a peer group index of companies that we believe are closest to ours for the period covering our initial public offering on December 15, 2011 through March 29, 2014, the last day of our fiscal year. The graph assumes an investment of $100 made at the closing of trading on December 15, 2011, in (i) our ordinary shares, (ii) the shares comprising the RUI, (iii) the shares comprising the GSPC, (iv) the shares comprising the RLX and (v) the shares comprising the NYA. The peer group consists of the following: Coach, Inc., Guess, Inc., PVH Corp., Limited Brands, Inc., and Ralph Lauren Corporation. All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable time period.

Issuer Purchases of Equity Securities

The Company has not purchased any of its ordinary shares during the fourth quarter of the fiscal 2014 year, nor has it made any plans or established any additional programs to purchase any of its ordinary shares during the same quarter. The Company has in place a “withhold to cover” repurchase program, which is applicable on an ongoing basis, and allows the Company to repurchase its ordinary shares as a tax payment method for the vesting of restricted share awards for the Company’s executive officers, none of which occurred during the fourth fiscal quarter of the Company’s fiscal 2014 year.

Item 6.	Selected Financial Data

The following table sets forth selected historical consolidated financial and other data for Michael Kors Holdings Limited and its consolidated subsidiaries for the periods presented. The statements of operations data for Fiscal 2014, 2013 and 2012 and the balance sheet data as of the end of Fiscal 2014 and 2013 have been derived from our audited consolidated financial statements included elsewhere in this report. The statements of operations data for Fiscal 2011 and Fiscal 2010 and the balance sheet data as of the end of Fiscal 2012, Fiscal 2011 and Fiscal 2010 have been derived from our audited consolidated financial statements, which are not included in this report.

The selected historical consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this annual report.

	Fiscal Years Ended
	March 29, 2014	March 30, 2013	March 31, 2012	April 2, 2011	April 3, 2010
	(data presented in thousands, except for shares and per share data)
Statement of Operations Data:
Net sales	$3,170,522	$2,094,757	$1,237,100	$757,800	$483,452
Licensing revenue	140,321	86,975	65,154	45,539	24,647

Total revenue	3,310,843	2,181,732	1,302,254	803,339	508,099
Cost of goods sold	1,294,773	875,166	549,158	357,274	241,365

Gross profit	2,016,070	1,306,566	753,096	446,065	266,734
Selling, general and administrative expenses	926,913	621,536	464,568	279,822	191,717
Depreciation and amortization	79,654	54,291	37,554	25,543	18,843
Impairment of long-lived assets	1,332	725	3,292	3,834	—

Total operating expenses	1,007,899	676,552	505,414	309,199	210,560

Income from operations	1,008,171	630,014	247,682	136,866	56,174
Interest expense, net	393	1,524	1,495	1,861	2,057
Foreign currency loss (gain)	131	1,363	(2,629)	1,786	(830)

Income before provision for income taxes	1,007,647	627,127	248,816	133,219	54,947
Provision for income taxes	346,162	229,525	101,452	60,713	15,699

Net income	661,485	397,602	147,364	72,506	39,248
Net income applicable to preference shareholders	—	—	21,227	15,629	8,460

Net income available for ordinary shareholders	$661,485	$397,602	$126,137	$56,877	$30,788

Weighted average ordinary shares outstanding(1):
Basic	202,582,945	196,615,054	158,258,126	140,554,377	140,554,377
Diluted	205,638,107	201,540,144	189,299,197	179,177,268	179,177,268
Net income per ordinary share(2):
Basic	$3.27	$2.02	$0.80	$0.40	$0.22
Diluted	$3.22	$1.97	$0.78	$0.40	$0.22

(1)	Gives effect to the corporate reorganization completed by the Company and certain of its affiliates in July 2011 (the “Reorganization”) and the 3.8-to-1 split of our ordinary shares (the “Share Split”) that occurred on November 30, 2011. See Note 1 to the financial statements—Business and Basis of Presentation.
(2)	Basic net income per ordinary share is computed by dividing net income available for ordinary shareholders by basic weighted average ordinary shares outstanding. Diluted net income per ordinary share assumes the conversion of preference shares to ordinary shares and is computed by dividing net income by diluted weighted average ordinary shares outstanding.

	Fiscal Years Ended
	March 29, 2014	March 30, 2013	March 31, 2012	April 2, 2011	April 3, 2010
	(data presented in thousands, except for share and store data)

Operating Data:
Comparable retail store sales growth	26.2%	40.1%	39.2%	48.2%	19.2%
Retail stores, including concessions, at end of period	405	304	237	166	106

Balance Sheet Data (as of the end of period dated above):
Working capital	$1,468,799	$824,941	$299,057	$117,673	$51,263
Total assets	$2,216,973	$1,289,565	$674,425	$399,495	$281,852
Revolving line of credit	$—	$—	$22,674	$12,765	$43,980
Note payable to parent	$—	$—	$—	$101,650	$103,500
Shareholders’ equity	$1,806,131	$1,047,246	$456,237	$125,320	$49,011
Number of ordinary shares	204,291,345	201,454,408	192,731,390	140,554,377	140,554,377
Number of preference shares	—	—	—	10,163,920	10,163,920

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto included as part of this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may,” “expect,” “anticipate,” “estimate,” “seek,” “intend,” “believe” or similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, capital expenditures, general and administrative expenses, capital resources, new stores, additional financings or borrowings and additional losses and are subject to risks and uncertainties including, but not limited to, those discussed in this report that could cause actual results to differ materially from the results contemplated by these forward-looking statements. We also urge you to carefully review the risk factors set forth in “Item 1A—Risk Factors.”

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

We operate our business in three segments—retail, wholesale and licensing—and we have a strategically controlled global distribution network focused on company-operated retail stores, leading department stores, specialty stores and select licensing partners. As of March 29, 2014, our retail segment included 288 North American retail stores, including concessions, and 117 international retail stores, including concessions, in Europe and Japan. As of March 29, 2014, our wholesale segment included wholesale sales through approximately 2,496 department store and specialty store doors in North America and wholesale sales through approximately 1,232 department store and specialty store doors internationally. Our remaining revenue is generated through our licensing segment, through which we license to third parties certain production, sales and/or distribution rights. During Fiscal 2014, our licensing segment accounted for approximately 4.2% of our total revenue and consisted of royalties earned on licensed products and our geographic licenses.

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

Trends and Uncertainties

Disruptions in shipping and distribution. Our operations are subject to the impact of shipping disruptions as a result of changes, or damage, to our distribution infrastructure. During the quarter ended September 28, 2013, we experienced disruptions to the shipping of our products within the U.S. as a result of implementing new material handling equipment and systems for purposes of automating our California distribution facility. The disruption related to this implementation impacted our ability to ship at full capacity during the quarter ended September 28, 2013 through the end of the quarter ended December 28, 2013. In addition, incremental expenses related to this implementation were incurred throughout this time period, however, we do not expect to incur additional expenses related to this issue beyond this fiscal year. Accordingly, these disruptions to our shipping have had an impact on our earnings for this fiscal year, with regards to the effects on both our net sales and operating expenses, and any future disruptions of this nature may have a similar impact in the periods affected.

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

Demand for Our Accessories and Related Merchandise. Our performance is affected by trends in the luxury goods industry, as well as shifts in demographics and changes in lifestyle preferences. Currently, demand for our products is predicted to grow. According to the Altagamma Studies, demand for the worldwide luxury goods industry is predicted to grow from approximately $251.5 billion in 2011 to between $295.6 billion and $301.3 billion in 2014. The accessories product category represented 28% of total sales for the worldwide luxury goods industry in 2012 and was the fastest growing product category between 2005 and 2012, growing at a compound annual rate of 9.9%. We believe that we are well positioned to capitalize on the continued growth of the accessories product category, as it is one of our primary product category focuses.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Critical accounting policies are those that are the most important portrayal of our financial condition and results of operations, and that require our most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. While our significant accounting policies are described in more detail in the notes to our financial statements, our most critical accounting policies, discussed below, pertain to revenue recognition, impairment of long-lived assets, goodwill, share-based compensation, derivatives and income taxes. In applying such policies, we must use some amounts that are based upon our informed judgments and best estimates. Estimates, by their nature, are based upon judgments and available information. The estimates that we make are based upon historical factors, current circumstances and the experience and judgment of management. We evaluate our assumptions and estimates on an ongoing basis.

Revenue Recognition

We recognize retail store revenue upon sale of our products to retail consumers, net of estimated returns. Wholesale revenue is recognized net of estimates for sales returns, discounts, markdowns and allowances, after merchandise is shipped and title and risk of loss are transferred to our wholesale customers. To arrive at net sales for retail, gross sales are reduced by actual returns and by a provision for estimated future customer returns, which is based on management’s review of historical and current customer returns. The amounts reserved for retail sales returns were $2.3 million, $3.1 million, and $1.7 million at March 29, 2014, March 30, 2013 and March 31, 2012, respectively. To arrive at net sales for wholesale, gross sales are reduced by provisions for estimated future returns, based on current expectations, trade discounts, markdowns, allowances, operational chargebacks, as well as for certain cooperative selling expenses. Total sales reserves for wholesale were $65.9 million, $43.0 million and $30.4 million at March 29, 2014, March 30, 2013 and March 31, 2012, respectively.

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

Long-lived Assets

All long-lived assets are recorded at cost less accumulated amortization or depreciation. For the purposes of impairment testing we group our long-lived assets according to their lowest level of use, such as aggregating and capitalizing all construction costs related to a retail store into leasehold improvements and those related to our wholesale business into shop-in-shops. Our leasehold improvements are typically amortized over the life of the store lease, and our shop-in-shops are amortized over a three year period. All of our amortization and depreciation expense is included as a component of total operating expenses as the underlying long-lived assets are not directly or indirectly related to bringing our products to their existing location and condition.

We evaluate all long-lived assets, including fixed assets and intangible assets with finite useful lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. If the sum of our estimated undiscounted future cash flows is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. These estimates of cash flow require significant management judgment and certain assumptions about future volume, sales and expense growth rates, devaluation and inflation. As such, these estimates may differ from actual cash flows. For Fiscal 2014, Fiscal 2013, and Fiscal 2012, we recorded charges for impairments on fixed assets and intangible assets related to our retail segment of $1.3 million, $0.7 million and $3.3 million, respectively.

Goodwill

On an annual basis, or whenever impairment indicators exist, we perform an impairment assessment of goodwill. In the absence of any impairment indicators, goodwill is assessed during the fourth quarter of each fiscal year. These assessments are made with regards to reporting units within our wholesale and licensing segments, which are based on our current operating projections. Judgments regarding the existence of impairment indicators are based on market conditions and operational performance of the business. Future events could cause us to conclude that impairment indicators exist and therefore that goodwill is impaired. Prior to Fiscal 2012, we performed our impairment testing for goodwill using the fair value approach, employing both the discounted cash flow method and market multiples method to determine the fair value of our reporting units (“step one”). These methods utilized both our historical results and projected future results. During Fiscal 2012, we adopted a new accounting pronouncement related to goodwill impairment analysis, which allows entities to initially perform a qualitative analysis (“step zero”) of the fair value of its reporting units to determine whether it is necessary to undertake a quantitative (“two step”) goodwill analysis. In the fourth quarter of Fiscal 2014, we used this new guidance in our annual impairment analysis for goodwill, and concluded that the carrying amounts of all reporting units did not exceed their respective fair values.

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

Share-based Compensation

We grant share-based awards to certain of our employees and directors. Awards are measured at the grant date based on the fair value as calculated using the Black-Scholes option pricing model, for share options, or the closing market price at the grant date for restricted shares and units. These values are recognized as expense over the requisite service period, and in the instance of performance based grants, the attainment of certain vesting requirements in addition to the passage of time. Determining the fair value of share option awards at the grant date requires considerable judgment, including estimating expected volatility, expected term and risk-free rate.

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

Expense related to equity compensation during Fiscal 2014, 2013 and 2012 was approximately $29.1 million, $20.9 million and $27.0 million, respectively. The weighted average grant date fair value of share options granted during Fiscal 2014, Fiscal 2013, and Fiscal 2012 was $24.95, $20.66, and $8.01, respectively.

Derivative Financial Instruments

We use forward currency exchange contracts to manage exposure to fluctuations in foreign currency for certain of our transactions. We are exposed to risks on certain purchase commitments to foreign suppliers based on the value of our purchasing subsidiaries local currency relative to the currency requirement of the supplier on the date of the commitment. As such, we enter into forward currency contracts that generally mature in 12 months or less and are consistent with the related purchase commitments. These contracts are recorded at fair value in our consolidated balance sheets as either an asset or liability, and are derivative contracts to hedge cash flow risks. Certain of these contracts, are designated as hedges for accounting purposes, while the balance of these contracts are undesignated. Accordingly, the changes in the fair value of those contracts not designated as hedges for accounting purposes, are, at the balance sheet date and upon maturity (settlement), recorded in our cost of sales or operating expenses, in our consolidated statements of operations, as applicable to the transactions for which the forward exchange contracts were established. Regarding those contracts which are designated as hedges for accounting purposes, any portion of those contracts deemed ineffective would be charged to earnings, in the same manner as those contracts charged to earnings above, in the period the ineffectiveness was determined.

For Fiscal 2014 the loss charged to operations relating to these contracts was de minimis. For fiscal years ended 2013 and 2012, respectively, amounts representing gains of $1.4 million and $2.6 million were charged to operations. The following table details the fair value of these contracts as of March 29, 2014 and March 30, 2013 (in thousands):

	March 29, 2014	March 30, 2013
Prepaid expenses and other current assets	$12	$1,367
Accrued expenses and other current liabilities	$(1,875)	$(71)

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

Segment Information

We generate revenue through three business segments: retail, wholesale and licensing. The following table presents our revenue and income from operations by segment for the fiscal years then ended (in thousands):

	Fiscal Years Ended
	March 29, 2014	March 30, 2013	March 31, 2012
Revenue:
Net sales: Retail	$1,593,005	$1,062,642	$626,940
Wholesale	1,577,517	1,032,115	610,160
Licensing	140,321	86,975	65,154

Total revenue	$3,310,843	$2,181,732	$1,302,254

Income from operations:
Retail	$467,248	$315,654	$121,851
Wholesale	459,774	269,323	85,000
Licensing	81,149	45,037	40,831

Income from operations	$1,008,171	$630,014	$247,682

Retail

We sell our products, as well as licensed products bearing our name, directly to the end consumer through our retail stores and concessions throughout North America, Europe, and Japan. We have three primary retail store formats: collection stores, lifestyle stores and outlet stores. Our collection stores are located in highly prestigious shopping areas, while our lifestyle stores are located in well-populated commercial shopping locations and leading regional shopping centers. Our outlet stores, which are generally in shopping malls, extend our reach to additional consumer groups. In addition to these three retail store formats, we operate concessions in a select number of department stores in North America, Europe and Japan. The following table presents the growth in our network of retail stores during Fiscal 2014, Fiscal 2013 and Fiscal 2012:

	Fiscal Years Ended
	March 29, 2014	March 30, 2013	March 31, 2012
Full price retail stores including concessions:
Number of stores	279	201	158
Increase during period	78	43	45
Percentage increase vs. prior year	38.8%	27.2%	39.8%
Total gross square footage	562,773	410,681	316,649
Average square footage per store	2,017	2,043	2,004

Outlet stores:
Number of stores	126	103	79
Increase during period	23	24	26
Percentage increase vs. prior year	22.3%	30.4%	49.1%
Total gross square footage	381,567	291,407	219,407
Average square footage per store	3,028	2,829	2,777

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

The following table presents the growth in our network of wholesale doors during Fiscal 2014, Fiscal 2013 and Fiscal 2012:

	Fiscal Years Ended
	March 29, 2014	March 30, 2013	March 31, 2012
Number of full-price wholesale doors	3,728	3,249	2,677
Increase during period	479	572	645
Percentage increase vs. prior year	14.7%	21.4%	31.7%

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

Key Performance Indicators and Statistics

We use a number of key indicators of operating results to evaluate our performance, including the following (dollars in thousands):

	Fiscal Years Ended
	March 29, 2014	March 30, 2013	March 31, 2012
Total revenue	$3,310,843	$2,181,732	$1,302,254
Gross profit as a percent of total revenue	60.9%	59.9%	57.8%
Income from operations	$1,008,171	$630,014	$247,682
Retail net sales - North America	$1,318,887	$938,515	$573,394
Retail net sales - Europe	$235,571	$101,754	$43,316
Retail net sales - Japan	$38,547	$22,373	$10,230
Increase in comparable store net sales - North America	22.5%	39.6%	39.8%
Increase in comparable store net sales - Europe	60.0%	51.3%	21.8%
Increase in comparable store net sales - Japan	29.0%	14.7%	35.1%

Wholesale net sales - North America	$1,335,545	$913,145	$544,686
Wholesale net sales - Europe	$241,972	$118,970	$65,474

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

Gross profit is total revenue (net sales plus licensing revenue) minus cost of goods sold. As a result of retail store operating and occupancy costs being excluded from our cost of goods, our gross profit may not be comparable to that of other entities that have chosen to include some or all of those expenses as a component of their gross profit.

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

Interest expense, net represents interest and fees on our revolving credit facilities and letters of credit (see “Liquidity and Capital Resources” for further detail on our credit facilities), as well as amortization of deferred financing costs, offset by interest earned on highly liquid investments (investments purchased with an original maturity of three months or less, classified as cash equivalents), as well as interest income earned on the loan to our joint venture. For all periods presented, amounts related to interest income are immaterial.

Foreign currency loss (gain) represents unrealized income or loss from the re-measurement of monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries.

Results of Operations

Comparison of Fiscal 2014 with Fiscal 2013

The following table details the results of our operations for Fiscal 2014 and Fiscal 2013 and expresses the relationship of certain line items to total revenue as a percentage (dollars in thousands):

	Fiscal Years Ended				% of Total	% of Total
	March 29, 2014	March 30, 2013	$ Change	% Change	Revenue for Fiscal 2014	Revenue for Fiscal 2013

Statements of Operations Data:
Net sales	$3,170,522	$2,094,757	$1,075,765	51.4%
Licensing revenue	140,321	86,975	53,346	61.3%

Total revenue	3,310,843	2,181,732	1,129,111	51.8%
Cost of goods sold	1,294,773	875,166	419,607	47.9%	39.1%	40.1%

Gross profit	2,016,070	1,306,566	709,504	54.3%	60.9%	59.9%
Selling, general and administrative expenses	926,913	621,536	305,377	49.1%	28.0%	28.5%
Depreciation and amortization	79,654	54,291	25,363	46.7%	2.4%	2.5%
Impairment of long-lived assets	1,332	725	607	83.7%	0.0%	0.0%

Total operating expenses	1,007,899	676,552	331,347	49.0%	30.4%	31.0%

Income from operations	1,008,171	630,014	378,157	60.0%	30.5%	28.9%
Interest expense, net	393	1,524	(1,131)	-74.2%	0.0%	0.1%
Foreign currency loss	131	1,363	(1,232)	-90.4%	0.0%	0.1%

Income before provision for income taxes	1,007,647	627,127	380,520	60.7%	30.4%	28.7%
Provision for income taxes	346,162	229,525	116,637	50.8%	10.5%	10.5%

Net income	$661,485	$397,602	$263,883	66.4%

Total Revenue

Total revenue increased $1,129.1 million, or 51.8%, to $3,310.8 million for the fiscal year ended March 29, 2014, compared to $2,181.7 million for the fiscal year ended March 30, 2013. The increase was the result of an increase in our comparable and non-comparable retail store sales and wholesale sales, as well as increases in our licensing revenue.

The following table details revenues for our three business segments (dollars in thousands):

					% of total	% of total
	Fiscal Years Ended				Revenue	Revenue
	March 29,	March 30,			for Fiscal	for Fiscal
	2014	2013	$ Change	% Change	2014	2013
Revenue:
Net sales: Retail	$1,593,005	$1,062,642	$530,363	49.9%	48.1%	48.7%
Wholesale	1,577,517	1,032,115	545,402	52.8%	47.6%	47.3%
Licensing	140,321	86,975	53,346	61.3%	4.2%	4.0%

Total revenue	$3,310,843	$2,181,732	$1,129,111	51.8%

Retail

Net sales from our retail stores increased $530.4 million, or 49.9%, to $1,593.0 million for Fiscal 2014, compared to $1,062.6 million for Fiscal 2013. We operated 405 retail stores, including concessions, as of March 29, 2014, compared to 304 retail stores, including concessions, as of March 30, 2013. During Fiscal 2014, our comparable store sales growth increased $275.1 million, or 26.2%, from Fiscal 2013. The growth in our comparable store sales was primarily due to an increase in sales of our accessories line and watches during Fiscal 2014. In addition, the change to our non-comparable store sales were $255.3 million during Fiscal 2014, which was primarily the result of opening 101 new stores since March 30, 2013.

Wholesale

Net sales to our wholesale customers increased $545.4 million, or 52.8%, to $1,577.5 million for Fiscal 2014, compared to $1,032.1 million for Fiscal 2013. The increase in our wholesale net sales occurred primarily as a result of increased sales of our accessories line during Fiscal 2014, as we continue to enhance our presence in department and specialty stores by converting more doors to shop-in-shops, and in continuing our expansion of our European operations. Net wholesale sales from our European operations increased approximately 103.4% during Fiscal 2014 compared to Fiscal 2013, due largely to an increase in full-price doors to 1,232 from 1,034 in the same period last year.

Licensing

Royalties earned on our licensing agreements increased $53.3 million, or 61.3%, to $140.3 million for Fiscal 2014, compared to $87.0 million for Fiscal 2013. The increase in royalties was primarily due to royalties earned on licensing agreements related to sales of watches.

Gross Profit

Gross profit increased $709.5 million, or 54.3%, to $2,106.1 million during Fiscal 2014, compared to $1,306.6 million for Fiscal 2013. Gross profit as a percentage of total revenue increased to 60.9% during Fiscal 2014, compared to 59.9% during Fiscal 2013. The increase in profit margin resulted from increases in gross profit margin of 25 basis points and 188 basis points from our retail and wholesale segments, respectively. The increase in profit margin on both our retail and wholesale segments resulted primarily from a more favorable product sales mix during Fiscal 2014, as compared to Fiscal 2013. In addition, we achieved a more favorable purchase cost to selling price relationship during Fiscal 2014, as compared to Fiscal 2013, as we experienced reductions in cost on certain of our inventory items.

Total Operating Expenses

Total operating expenses increased $331.3 million, or 49.0%, to $1,007.9 million during Fiscal 2014, compared to $676.6 million for Fiscal 2013. Total operating expenses decreased to 30.4% as a percentage of total revenue for Fiscal 2014, compared to 31.0% for Fiscal 2013. The components that comprise total operating expenses are explained below:

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $305.4 million, or 49.1%, to $926.9 million during Fiscal 2014, compared to $621.5 million for Fiscal 2013. The increase in selling, general and administrative expenses was due to the following: increases in our retail occupancy and salary costs of $167.3 million, an increase in corporate employee-related costs of $57.6 million, an increase in distribution expenses of $49.5 million, as well as increases in promotional costs (which consist of advertising, marketing and various promotional costs) of $24.2 million. The increase in our retail occupancy and payroll costs was due to operating 405 retail stores versus 304 retail stores in the prior period. The increase in our corporate employee-related costs was due primarily to an increase in our corporate staff to accommodate our North American and international growth. Advertising costs increased primarily due to our continuing expansion into new markets, including domestic and international, as well as social media during Fiscal 2014. The increases to our distribution expenses were primarily the result of the aforementioned disruption to our warehouse facility in California during the second and third 2014 fiscal quarters, as a result of implementation of certain material handling equipment and systems to automate the facility. The expenses related to this disruption included, shipping and handling, and consulting fees. Selling, general and administrative expenses as a percentage of total revenue decreased to 28.0% during Fiscal 2014, compared to 28.5% for Fiscal 2013. The decrease as a percentage of total revenue was primarily due to achieving economies of scale during Fiscal 2014, as compared to Fiscal 2013, as our revenue is increasing at a greater rate relative to our fixed costs.

Depreciation and Amortization

Depreciation and amortization increased $25.4 million, or 46.7%, to $79.7 million during Fiscal 2014, compared to $54.3 million for Fiscal 2013. Dollar increases in depreciation and amortization were primarily due to the build-out of 101 new retail locations during this fiscal year, new shop-in-shop locations, investments made in our information systems infrastructure, as well as for our new U.S. material handling and distribution systems. Depreciation and amortization decreased to 2.4% as a percentage of total revenue during Fiscal 2014, compared to 2.5% for Fiscal 2013.

Impairment on Long-Lived Assets

We recognized an impairment charge of approximately $1.3 million on fixed assets related to three of our retail locations during Fiscal 2014. During Fiscal 2013, we recognized an impairment charge of approximately $0.7 million on fixed assets related to one of our retail locations.

Income from Operations

As a result of the foregoing, income from operations increased $378.2 million, or 60.0%, to $1,008.2 million during Fiscal 2014, compared to $630.0 million for Fiscal 2013. Income from operations as a percentage of total revenue increased to 30.5% during Fiscal 2014, compared to 28.9% for Fiscal 2013.

The following table details income from operations for our three business segments (dollars in thousands):

					% of Net	% of Net
	Fiscal Years				Sales/	Sales/
	March 29,	March 30,			Revenue for	Revenue for
	2014	2013	$ Change	% Change	Fiscal 2014	Fiscal 2013
Income from Operations:
Retail	$467,248	$315,654	$151,594	48.0%	29.3%	29.7%
Wholesale	459,774	269,323	190,451	70.7%	29.1%	26.1%
Licensing	81,149	45,037	36,112	80.2%	57.8%	51.8%

Income from operations	$1,008,171	$630,014	$378,157	60.0%	30.5%	28.9%

Retail

Income from operations for our retail segment increased $151.6 million, or 48.0%, to $467.3 million during Fiscal 2014, compared to $315.7 million for Fiscal 2013. Income from operations as a percentage of net retail sales for the retail segment decreased approximately 0.4% as a percentage of net retail sales to 29.3% during Fiscal 2014. The decrease as a percentage of net sales was due to an approximately 0.6% increase in operating expenses as a percentage of net retail sales, offset, in part, by the aforementioned increase in gross profit margin as a percentage of net retail sales, discussed above. The increase in operating expenses as a percentage of net retail sales primarily from an increase in rent on our stores as a percentage of net retail sales during Fiscal 2014, as compared to Fiscal 2013.

Wholesale

Income from operations for our wholesale segment increased $190.5 million, or 70.7%, to $459.8 million during Fiscal 2014, compared to $269.3 million for Fiscal 2013. Income from operations as a percentage of net wholesale sales for the wholesale segment increased approximately 3.0% as a percentage of net wholesale sales to 29.1%. This increase was primarily due to the aforementioned increase in gross profit margin as a percentage of net wholesale sales during Fiscal 2014 compared to Fiscal 2013. In addition, there was a decrease in operating expenses of approximately 1.2% as a percent of net wholesale sales during Fiscal 2014.

The decrease in operating expenses as a percentage of net wholesale sales resulted from the increase in our net wholesale sales during Fiscal 2014, which grew at a greater rate relative to expenses and more than offset the additional expenses incurred during the period such as those discussed above in selling, general and administrative expenses.

Licensing

Income from operations for our licensing segment increased $36.1 million, or 80.2%, to $81.1 million during Fiscal 2014, compared to $45.0 million for Fiscal 2013. Income from operations as a percentage of licensing revenue for the licensing segment increased approximately 6% as a percentage of revenue to 57.8%. This increase is primarily the result of the aforementioned increase in sales licensing revenue, which grew at a greater rate relative to operating expenses during Fiscal 2014.

Interest Expense, net

Interest expense net decreased $1.1 million, or 74.2%, to $0.4 million for Fiscal 2014, as compared to $1.5 million for Fiscal 2013, due primarily to a an increase in interest income earned on our short-term investments (cash equivalents) during Fiscal 2014, as well as a decrease in borrowing during Fiscal 2014 as compared to Fiscal 2013. The primary components of interest expense during both Fiscal 2014 and 2013 were commitment fees and amortization of deferred financing fees.

Foreign Currency Loss

We recognized a foreign currency loss of $0.1 million during Fiscal 2014, as compared to a foreign currency loss of $1.4 million during Fiscal 2013. The decrease in foreign currency loss during Fiscal 2014, was primarily due to a decrease in the balances of our U.S. dollar denominated intercompany loan balances with certain of our non-U.S. subsidiaries (whose functional currency was other than the U.S. dollar), which yield translation gains or losses during their re-measurement. During Fiscal 2013 the larger balances of these U.S. dollar denominated intercompany loans were impacted by the U.S. dollar’s strengthening against the Yen during that period.

Provision for Income Taxes

We recognized $346.2 million of income tax expense during Fiscal 2014, compared with $229.5 million for Fiscal 2013. Our effective tax rate for Fiscal 2014 was 34.4%, compared to 36.6% for Fiscal 2013. The decrease in our effective tax rate resulted primarily due to a decrease in our U.S. blended state income tax rate, as well as a greater portion of our income being recognized in jurisdictions with lower statutory income tax rates during Fiscal 2014 as compared to Fiscal 2013.

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

Net Income

As a result of the foregoing, our net income increased $263.9 million, or 66.4%, to $661.5 million during Fiscal 2014, compared to $397.6 million for Fiscal 2013.

Comparison of Fiscal 2013 with Fiscal 2012

The following table details the results of our operations for Fiscal 2013 and Fiscal 2012 and expresses the relationship of certain line items to total revenue as a percentage (dollars in thousands):

	Fiscal Years Ended				% of Total	% of Total
	March 30,	March 31,			Revenue for	Revenue for
	2013	2012	$ Change	% Change	Fiscal 2013	Fiscal 2012

Statements of Operations Data:
Net sales	$2,094,757	$1,237,100	$857,657	69.3%
Licensing revenue	86,975	65,154	21,821	33.5%

Total revenue	2,181,732	1,302,254	879,478	67.5%
Cost of goods sold	875,166	549,158	326,008	59.4%	40.1%	42.2%

Gross profit	1,306,566	753,096	553,470	73.5%	59.9%	57.8%
Selling, general and administrative expenses	621,536	464,568	156,968	33.8%	28.5%	35.7%
Depreciation and amortization	54,291	37,554	16,737	44.6%	2.5%	2.9%
Impairment of long-lived assets	725	3,292	(2,567)	-78.0%	0.0%	0.3%

Total operating expenses	676,552	505,414	171,138	33.9%	31.0%	38.8%

Income from operations	630,014	247,682	382,332	154.4%	28.9%	19.0%
Interest expense, net	1,524	1,495	29	1.9%	0.1%	0.1%
Foreign currency loss (gain)	1,363	(2,629)	3,992	-151.8%	0.1%	-0.2%

Income before provision for income taxes	627,127	248,816	378,311	152.0%	28.7%	19.1%
Provision for income taxes	229,525	101,452	128,073	126.2%	10.5%	7.8%

Net income	$397,602	$147,364	$250,238	169.8%

Total Revenue

Total revenue increased $879.5 million, or 67.5%, to $2,181.7 million for the fiscal year ended March 30, 2013, compared to $1,302.3 million for the fiscal year ended March 31, 2012. The increase was the result of an increase in our comparable and non-comparable retail store sales and wholesale sales, as well as increases in our licensing revenue.

The following table details revenues for our three business segments (dollars in thousands):

					% of total	% of total
	Fiscal Years Ended				Revenue	Revenue
	March 30,	March 31,			for Fiscal	for Fiscal
	2013	2012	$ Change	% Change	2013	2012
Revenue:
Net sales: Retail	$1,062,642	$626,940	$435,702	69.5%	48.7%	48.1%
Wholesale	1,032,115	610,160	421,955	69.2%	47.3%	46.9%
Licensing	86,975	65,154	21,821	33.5%	4.0%	5.0%

Total revenue	$2,181,732	$1,302,254	$879,478	67.5%

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

Wholesale

Income from operations for our wholesale segment increased $184.3 million, or 216.9%, to $269.3 million during Fiscal 2013, compared to $85.0 million for Fiscal 2012. Income from operations as a percentage of net wholesale sales for the wholesale segment increased approximately 12.2% as a percentage of net wholesale sales to 26.1%. This increase was primarily due to an approximately 9.0% decrease in operating expenses as a percentage of wholesale sales, as well as to the result of the aforementioned increase in gross profit margin as a percentage of net wholesale sales during Fiscal 2013 compared to Fiscal 2012. The decrease in operating expenses as a percentage of net wholesale sales resulted from the increase in our net wholesale sales during Fiscal 2013, which grew at a greater rate relative to expenses and more than offset the additional expenses incurred during the period such as those discussed above in selling, general and administrative expenses.

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

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, along with borrowings available under our 2013 Credit Facility (see below discussion regarding “Senior Unsecured Revolving Credit Facility”) and available cash and cash equivalents. Our primary use of this liquidity is to fund our ongoing cash requirements, including working capital requirements, global retail store expansion and renovation, construction and renovation of shop-in-shops, investment in information systems infrastructure and expansion of our distribution and corporate facilities. We believe that the cash generated from our operations, together with borrowings available under our revolving credit facility and available cash and cash equivalents, will be sufficient to meet our working capital needs for the next 12 months, including investments made and expenses incurred in connection with our store growth plans, shop-in shop growth, continued systems development, as well as web based sales and marketing initiatives. We spent approximately $184.7 million on capital expenditures during Fiscal 2014. The majority of these expenditures related to the retail store openings which occurred during the year, with the remainder being used on investments made in connection with new shop-in-shops, the build-out of our corporate offices and enhancements to our distribution and information systems infrastructure. In addition, we spent approximately $28.8 million during Fiscal 2014, on intangible assets related to our European retail store expansion.

The following table sets forth key indicators of our liquidity and capital resources (in thousands):

	As of
	March 2 9 ,	March 3 0 ,
	2014	2013
Balance Sheet Data:
Cash and cash equivalents	$955,145	$472,511
Working capital	$1,468,799	$824,941
Total assets	$2,216,973	$1,289,565

	Fiscal Year Ended
	March 29, 2014	March 30, 2013	March 31, 2012
Cash Flows Provided By (Used In):
Operating activities	$631,779	$356,336	$115,290
Investing activities	(215,520)	(139,099)	(88,187)
Financing activities	71,058	150,561	58,639
Effect of exchange rate changes	(4,683)	(1,641)	(453)

Net increase in cash and cash equivalents	$482,634	$366,157	$85,289

Cash Provided by Operating Activities

Cash provided by operating activities increased $275.4 million to $631.8 million during Fiscal 2014, as compared to $356.3 million for Fiscal 2013. The increase in cash flows from operating activities was primarily due to an increase in our net income, as well as an increase in changes to our accounts payable during Fiscal 2014 as compared to Fiscal 2013. These increases were offset, in part, by a decrease in changes to our accounts receivable and an increase in cash outflows on our inventory during Fiscal 2014 as compared to Fiscal 2013. The increase in changes to our accounts payable was largely related to the increases in our inventory purchases. The increase in cash outflows on our inventory occurred primarily due to the increase in our inventory requirements driven by our increased sales during Fiscal 2014, as compared to Fiscal 2013. The decrease in changes to our accounts receivable was directly related to the increase in our sales which drove the increase to our accounts receivable balances during Fiscal 2014.

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

Cash Used in Investing Activities

Net cash used in investing activities was $215.5 million during Fiscal 2014, compared to net cash used in investing activities of $139.1 million during Fiscal 2013. The increase in cash used in investing activities was primarily the result of the build-out of our new retail stores, which were constructed during Fiscal 2014, shop-in-shops we installed during Fiscal 2014, as well as certain technology initiatives undertaken during the year, which related to distribution system enhancements and various other improvements to our infrastructure. In addition, we purchased approximately $28.8 million of intangible assets related to certain of our stores opened during Fiscal 2014, as well as made an investment in our joint venture for approximately $2.0 million during Fiscal 2014.

Net cash used in investing activities was $139.1 million during Fiscal 2013, compared to net cash used in investing activities of $88.2 million during Fiscal 2012. The increase in cash used in investing activities was primarily the result of the build-out of our new retail stores, which were constructed during Fiscal 2013, shop-in-shops we installed during Fiscal 2013, as well as certain technology initiatives undertaken during the year, which related to distribution system enhancements and various other improvements to our infrastructure. In addition, we purchased approximately $8.5 million of intangible assets related to certain of our stores opened during Fiscal 2013, as well as made an investment in, and loan to, a joint venture, for approximately $3.2 million and $6.0 million, respectively, during Fiscal 2013.

Cash Provided by Financing Activities

Net cash provided by financing activities was $71.1 million during Fiscal 2014, compared to net cash provided by financing activities of $150.6 million during Fiscal 2013. After excluding the non-cash effects of tax benefits from the exercise of share options, cash provided by financing activities increased by $10.3 million. This increase was primarily due to the net repayments on our revolving credit facility of $22.7 million during Fiscal 2013. This increase was offset, in part, by a decrease of $11.4 million in cash received from the exercise of employee share options during Fiscal 2014 as compared to Fiscal 2013.

Net cash provided by financing activities was $150.6 million during Fiscal 2013, compared to net cash provided by financing activities of $58.6 million during Fiscal 2012. After excluding the non-cash effects of tax benefits from the exercise of share options, cash provided by financing activities decreased by $20.3 million. This decrease was primarily due to the net repayments on our revolving credit facility of $22.7 million during Fiscal 2013, as compared to net borrowings of $9.9 million during Fiscal 2012. This decrease was offset, in part, by an increase in cash received from the exercise of employee share options during Fiscal 2013 as compared to Fiscal 2012.

Revolving Credit Facilities

Senior Unsecured Revolving Credit Facility

On February 8, 2013, we terminated the provisions of our existing 2011 Credit Facility and entered into a senior unsecured credit facility (“2013 Credit Facility”). Pursuant to the agreement the 2013 Credit Facility provides for up to $200.0 million of borrowings, and expires on February 8, 2018. The agreement also provides for loans and letters of credit to our European subsidiaries of up to $100.0 million. The 2013 Credit Facility contains financial covenants such as requiring an adjusted leverage ratio of 3.5 to 1.0 (with the ratio being total consolidated indebtedness plus 8.0 times consolidated rent expense to EBITDA plus consolidated rent expense) and a fixed charge coverage ratio of 2.0 to 1.0 (with the ratio being EBITDA plus consolidated rent expense to the sum of fixed charges plus consolidated rent expense), restricts and limits additional indebtedness, and restricts the incurrence of additional liens and cash dividends. As of March 29, 2014, we were in compliance with all of our covenants covered under this agreement.

Borrowings under the 2013 Credit Facility accrue interest at the rate per annum announced from time to time by the agent a rate based on the rates applicable for deposits in the London interbank market for U.S. dollars or the applicable currency in which the loans are made (the “Adjusted LIBOR”) plus an applicable margin. The applicable margin may range from 1.25% to 1.75%, and is based, or dependent upon, a particular threshold related to the adjusted leverage ratio calculated during the period of borrowing. For Fiscal 2014, the weighted average interest rate for the revolving credit facility was 1.6%. The 2013 Credit Facility requires an annual facility fee of $0.1 million, and an annual commitment fee of 0.25% to 0.35% on the unused portion of the available credit under the facility.

As of March 29, 2014, there were no amounts outstanding under the 2013 Credit Facility, and the amount available for future borrowings was $188.5 million. The largest amount borrowed during Fiscal 2014, was $6.6 million. At March 29, 2014, there were stand-by letters of credit of $11.5 million.

Contractual Obligations and Commercial Commitments

As of March 29, 2014, our lease commitments and contractual obligations were as follows (in thousands):

				Fiscal
	Fiscal	Fiscal	Fiscal	2020 and
Fiscal year ending	2015	2016-2017	2018-2019	Thereafter	Total
Operating leases	$134,673	$265,259	$244,781	$436,718	$1,081,431

Operating lease obligations represent our equipment leases and the minimum lease rental payments under non-cancelable operating leases for our real estate locations globally. In addition to the above amounts, we are typically required to pay real estate taxes, contingent rent based on sales volume and other occupancy costs relating to our leased properties for our retail stores.

Excluded from the above commitments is $19.0 million of long-term liabilities related to uncertain tax positions, due to the uncertainty of the time and nature of resolution.

The above table also excludes amounts included in current liabilities in our consolidated balance sheet as of March 29, 2014, as these items will be paid within one year, and non-current liabilities that have no cash outflows associated with them (e.g., deferred taxes).

We do not have any long-term purchase obligations that represent firm commitments at March 29, 2014.

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

Effects of Inflation

We do not believe that our sales or operating results have been materially impacted by inflation during the periods presented in our financial statements. However, we may experience an increase in cost pressure from our suppliers in the future which could have an adverse impact on our gross profit results in the periods effected.

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

Foreign Currency Exchange Risk

We are exposed to risks on certain purchase commitments to foreign suppliers based on the value of our purchasing subsidiaries local currency relative to the currency requirement of the supplier on the date of the commitment. As such, we enter into forward currency contracts that generally mature in 12 months or less and are consistent with the related purchase commitments. These contracts are recorded at fair value in our consolidated balance sheets as either an asset or liability, and are derivative contracts to hedge cash flow risks. Certain of these contracts, currently a relatively small portion, are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of the majority of these contracts at the balance sheet date and upon maturity (settlement) are recorded in our cost of sales or operating expenses, in our consolidated statement of operations, as applicable to the transactions for which the forward exchange contracts were established. Regarding those contracts which are designated as hedges for accounting purposes, any portion of those contracts deemed ineffective would be charged to earnings, in the same manner as those contracts charged to earnings above, in the period the ineffectiveness was determined.

We perform a sensitivity analysis, on those contracts not designated as hedges for accounting purposes, to determine the effects of fluctuations in foreign currency exchange rates. For this sensitivity analysis, we assume a hypothetical change in U.S. dollar against foreign exchange rates. Based on all foreign currency exchange contracts outstanding as of March 29, 2014, a 10% devaluation of the U.S. dollar compared to the level of foreign currency exchange rates for currencies under contract as of March 29, 2014 would result in a decrease of approximately $2.1 million of net unrealized foreign currency loss. Conversely, a 10% appreciation of the U.S. dollar would result in an increase approximately of $1.6 million of net unrealized gains.

Interest Rate Risk

We are exposed to interest rate risk in relation to our Credit Facility. Our Credit Facility carries interest rates that are tied to LIBOR and the prime rate, and therefore our statements of operations and cash flows are exposed to changes in interest rates. At March 29, 2014, there was no outstanding balance on our Credit Facility. The balance of our Credit Facility at March 29, 2014 is not indicative of future balances that may be subject to fluctuations in interest rates. Any increases in either the prime rate or LIBOR would cause an increase to the interest expense on our Credit Facility relative to any outstanding balance at that date.

Item 8.	Financial Statements and Supplementary Data

The response to this item is provided in this Annual Report on Form 10-K under Item 15 Exhibits and Financial Statement Schedule and is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 14, 2012, the Company notified PricewaterhouseCoopers LLP (“PwC”) that it was dismissing PwC as the Company’s principal independent accountants. PwC had served in that role since 2004. The dismissal became effective upon PwC’s completion of the audit of the Company’s financial statements as of and for the fiscal year ended March 30, 2013 and the issuance of PwC’s report thereon.

The decision to change principal independent accountants was approved by the Audit Committee of the Company’s Board of Directors.

The audit reports of PwC on the consolidated financial statements of the Company as of and for the years ended March 30, 2013 and March 31, 2012 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the two fiscal years ended March 30, 2013 there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of PwC would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

During the two fiscal years ended March 30, 2013, there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K).

On December 14, 2012, the Company engaged Ernst & Young LLP (“EY”) as its new principal independent accountants. EY’s appointment took effect for the fiscal year ended March 29, 2014, and for all interim periods therein. During the Company’s 2012 and 2013 fiscal years the Company did not consult with EY regarding either:

(i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, nor did EY provide written or oral advice to the Company that EY concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

(ii) any matter that was either the subject of a “disagreement” (as defined in Regulation S-K 304(a)(1)(iv) and the related instructions), or a “reportable event” (as defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d—15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 29, 2014. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of March 29, 2014 are effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 29, 2014. In making this assessment, it used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that, as of March 29, 2014, our internal control over financial reporting is effective based on those criteria.

The Company’s internal control over financial reporting as of March 29, 2014, as well as the consolidated financial statements, have been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein. The audit report, related to internal controls over financial reporting, appears on page 49 of this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 29, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 10.	Directors, Executive Officers and Corporate Governance

Information with respect to this Item is included in the Company’s Proxy Statement to be filed in June 2014, which is incorporated herein by reference.

Item 11.	Executive Compensation

Information with respect to this Item is included in the Company’s Proxy Statement to be filed in June 2014, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this Item is included in the Company’s Proxy Statement to be filed in June 2014, which is incorporated herein by reference.

Item 13.	Certain Relationships, Related Transactions and Director Independence

Information with respect to this Item is included in the Company’s Proxy Statement to be filed in June 2014, which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information with respect to this Item is included in the Company’s Proxy Statement to be filed in June 2014, which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this annual report on Form 10-K:

1.	The following consolidated financial statements listed below are filed as a separate section of this annual report on Form 10-K:

2.	Exhibits:

EXHIBIT INDEX

Exhibit No.	Document Description

2.1	Restructuring Agreement, dated as of July 7, 2011, by and among Michael Kors Holdings Limited, John Idol, SHL-Kors Limited, Michael Kors, SHL Fashion Limited, Michael Kors (USA), Inc., Michael Kors Far East Holdings Limited, Sportswear Holdings Limited, Littlestone, Northcroft Trading Inc., Vax Trading, Inc., OB Kors LLC, John Muse, Muse Children’s GS Trust, JRM Interim Investors, LP and Muse Family Enterprises (included as Exhibit 2.1 to the Company’s Registration Statement on Form F-1, as amended (File No. 333-178282), filed on December 2, 2011, and incorporated herein by reference).

3.1	Amended and Restated Memorandum and Articles of Association of Michael Kors Holdings Limited (included as Exhibit 99.3 to the Company’s Current Report on Form 6-K filed on February 14, 2012, and incorporated herein by reference).

4.1	Specimen of Ordinary Share Certificate of Michael Kors Holdings Limited (included as Exhibit 4.1 to the Company’s Registration Statement on Form F-1, as amended (File No. 333-178282), filed on December 2, 2011, and incorporated herein by reference).

4.2	Credit Agreement, dated as of February 8, 2013, among Michael Kors (USA), Inc., the foreign subsidiary borrowers party thereto, the lenders party thereto, the guarantors party thereto, J.P. Morgan Chase Bank, N.A., Bank of America, N.A., HSBC Bank USA, National Association, Wells Fargo Bank, National Association, and J.P. Morgan Securities L.L.C.*

4.3	Shareholders Agreement, dated as of July 11, 2011, among Michael Kors Holdings Limited and certain shareholders of Michael Kors Holdings Limited (included as Exhibit 10.2 to the Company’s Registration Statement on Form F-1, as amended (File No. 333-178282), filed on December 2, 2011, and incorporated herein by reference).

4.4	Subscription Agreement, dated as of July 7, 2011, among Michael Kors Holdings Limited and certain shareholders of Michael Kors Holdings Limited (included as Exhibit 10.1 to the Company’s Registration Statement on Form F-1, as amended (File No. 333-178282), filed on December 2, 2011, and incorporated herein by reference).

10.1	Form of Indemnification Agreement between Michael Kors Holdings Limited and its directors and executive officers (included as Exhibit 10.5 to the Company’s Registration Statement on Form F-1, as amended (File No. 333-178282), filed on December 2, 2011, and incorporated herein by reference).

10.2	Licensing Agreement, dated as of April 1, 2011, between Michael Kors, L.L.C. and Michael Kors (HK) Limited (included as Exhibit 10.6 to the Company’s Registration Statement on Form F-1, as amended (File No. 333-178282), filed on December 2, 2011, and incorporated herein by reference). (Certain portions of this exhibit were omitted pursuant to a confidential treatment request. Omitted information was filed separately with the Securities and Exchange Commission.)

10.3	Licensing Agreement, dated as of April 1, 2011, between Michael Kors, L.L.C. and Michael Kors Trading Shanghai Limited (included as Exhibit 10.7 to the Company’s Registration Statement on Form F-1, as amended (File No. 333-178282), filed on December 2, 2011, and incorporated herein by reference). (Certain portions of this exhibit were omitted pursuant to a confidential treatment request. Omitted information was filed separately with the Securities and Exchange Commission).

10.4	Amended and Restated Michael Kors (USA), Inc. Stock Option Plan (included as Exhibit 10.4 to the Company’s Registration Statement on Form F-1, as amended (File No. 333-178282), filed on December 2, 2011, and incorporated herein by reference).

10.5	Amended No. 1 to the Amended and Restated Michael Kors (USA), Inc. Share Option Plan. (included as Exhibit 4.9 to the Company’s Annual Report on Form 20-F filed on June 12, 2012, and incorporated herein by reference).

10.6	Michael Kors Holdings Limited Omnibus Incentive Plan (included as Exhibit 10.8 to the Company’s Registration Statement on Form F-1, as amended (File No. 333-178282), filed on December 2, 2011, and incorporated herein by reference).

10.7	Amended and Restated Employment Agreement, dated as of May 23, 2013, by and among Michael Kors (USA), Inc., Michael Kors Holdings Limited and Michael Kors.*

10.8	Amended and Restated Employment Agreement, dated as of May 23, 2013, by and among Michael Kors (USA), Inc., Michael Kors Holdings Limited and John D. Idol.*

10.9	Amended and Restated Employment Agreement, dated as of May 23, 2013, by and among Michael Kors (USA), Inc., Michael Kors Holdings Limited and Joseph B. Parsons.*

10.10	Amended and Restated Employment Agreement, dated as of May 23, 2013, by and among Michael Kors (USA), Inc., Michael Kors Holdings Limited and Lee S. Sporn.*

10.11	Offer Letter, dated as of August 21, 2012, by and between Michael Kors (USA), Inc. and Britton Russell.*

10.12	Form of Performance-Based Restricted Share Unit Award Agreement.*

10.13	Michael Kors Holdings Limited Executive Bonus Program.**

10.14	Employment Agreement, effective as of May 12, 2014, by and among Michael Kors (USA), Inc., and Cathy Marie Robinson.

21.1	List of subsidiaries of Michael Kors Holdings Limited.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

*	Incorporated by reference to the Exhibits to the Annual Report on Form 10-K for the fiscal year ended March 30, 2013, as filed with the Securities and Exchange Commission on May 29, 2013.
**	Incorporated by reference to the Exhibits to the Quarterly report on Form 10-Q for the fiscal quarter June 29, 2013, as filed with the Securities and Exchange Commission on August 8, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant hereby certifies that it meets all of the requirements for filing on Form 10-k and that it has duly caused and authorized the undersigned to sign this report on its behalf.

Date: May 28, 2014

MICHAEL KORS HOLDINGS LIMITED

By:	/s/ John D. Idol
Name:	John D. Idol
Title:	Chairman & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael Kors	Honorary Chairman, Chief Creative Officer and Director	May 28, 2014
Michael Kors

By:	/s/ John D. Idol	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	May 28, 2014
John D. Idol

By:	/s/ Joseph B. Parsons	Chief Financial Officer. Chief Operating Officer and Treasurer (Principal Financial and Accounting Officer)	May 28, 2014
Joseph B. Parsons

By:	/s/ Silas K.F. Chou	Director	May 28, 2014
Silas K.F. Chou

By:	/s/ Lawrence S. Stroll	Director	May 28, 2014
Lawrence S. Stroll

By:	/s/ M. William Benedetto	Director	May 28, 2014
M. William Benedetto

By:	/s/ Stephen F. Reitman	Director	May 28, 2014
Stephen F. Reitman

By:	/s/ Ann McLaughlin Korologos	Director	May 28, 2014
Ann McLaughlin Korologos

By:	/s/ Jean Tomlin	Director	May 28, 2014
Jean Tomlin

By:	/s/ Judy Gibbons	Director	May 28, 2014
Judy Gibbons

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Michael Kors Holdings Limited

We have audited the accompanying consolidated balance sheet of Michael Kors Holdings Limited and subsidiaries (“the Company”) as of March 29, 2014, and the related consolidated statement of operations and comprehensive income, shareholders’ equity and cash flows for the period ended March 29, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Michael Kors Holdings Limited and subsidiaries at March 29, 2014 and the consolidated results of their operations and their cash flows for the period ended March 29, 2014 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Michael Kors Holdings Limited internal control over financial reporting as of March 29, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated May 28, 2014, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
New York, New York
May 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Michael Kors Holdings Limited

We have audited Michael Kors Holdings Limited and subsidiaries’ internal control over financial reporting as of March 29, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Michael Kors Holdings Limited and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Michael Kors Holdings Limited and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 29, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Michael Kors Holdings Limited and subsidiaries as of March 29, 2014, and the related consolidated statement of operations and comprehensive income, changes in shareholders’ equity and cash flows for the period ended March 29, 2014 and our report dated May 28, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
New York, New York
May 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Michael Kors Holdings Limited

In our opinion, the consolidated balance sheet as of March 30, 2013 and the related consolidated statements of operations and comprehensive income, of shareholders’ equity and of cash flows for each of the two years in the period ended March 30, 2013 present fairly, in all material respects, the financial position of Michael Kors Holdings Limited and its subsidiaries at March 30, 2013, and the results of their operations and their cash flows for each of the two years in the period ended March 30, 2013, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
May 29, 2013

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 29, 2014	March 30, 2013
Assets
Current assets
Cash and cash equivalents	$955,145	$472,511
Receivables, net	314,055	206,454
Inventories	426,938	266,894
Deferred tax assets	30,539	8,480
Prepaid expenses and other current assets	50,492	34,850

Total current assets	1,777,169	989,189
Property and equipment, net	350,678	242,113
Intangible assets, net	48,034	20,980
Goodwill	14,005	14,005
Deferred tax assets	3,662	4,389
Other assets	23,425	18,889

Total assets	$2,216,973	$1,289,565

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$131,953	$82,977
Accrued payroll and payroll related expenses	54,703	38,642
Accrued income taxes	47,385	9,074
Accrued expenses and other current liabilities	74,329	33,555

Total current liabilities	308,370	164,248
Deferred rent	76,785	56,986
Deferred tax liabilities	5,887	13,163
Other long-term liabilities	19,800	7,922

Total liabilities	410,842	242,319
Commitments and contingencies
Shareholders’ equity
Ordinary shares, no par value; 650,000,000 shares authorized, and 204,291,345 shares issued and outstanding at March 29, 2014, and 201,454,408 shares issued and outstanding at March 30, 2013	—	—
Treasury shares, at cost (29,765 shares at March 29, 2014)	(2,447)	—
Additional paid-in capital	527,213	424,454
Accumulated other comprehensive loss	(6,373)	(3,461)
Retained earnings	1,287,738	626,253

Total shareholders’ equity	1,806,131	1,047,246

Total liabilities and shareholders’ equity	$2,216,973	$1,289,565

See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per share data)

	Fiscal Years Ended
	March 29, 2014	March 30, 2013	March 31, 2012
Net sales	$3,170,522	$2,094,757	$1,237,100
Licensing revenue	140,321	86,975	65,154

Total revenue	3,310,843	2,181,732	1,302,254
Cost of goods sold	1,294,773	875,166	549,158

Gross profit	2,016,070	1,306,566	753,096
Selling, general and administrative expenses	926,913	621,536	464,568
Depreciation and amortization	79,654	54,291	37,554
Impairment of long-lived assets	1,332	725	3,292

Total operating expenses	1,007,899	676,552	505,414

Income from operations	1,008,171	630,014	247,682
Interest expense, net	393	1,524	1,495
Foreign currency loss (gain)	131	1,363	(2,629)

Income before provision for income taxes	1,007,647	627,127	248,816
Provision for income taxes	346,162	229,525	101,452

Net income	661,485	397,602	147,364
Net income applicable to preference shareholders	—	—	21,227

Net income available for ordinary shareholders	$661,485	$397,602	$126,137

Weighted average ordinary shares outstanding:
Basic	202,582,945	196,615,054	158,258,126
Diluted	205,638,107	201,540,144	189,299,197

Net income per ordinary share:
Basic	$3.27	$2.02	$0.80
Diluted	$3.22	$1.97	$0.78

Statements of Comprehensive Income:
Net income	$661,485	$397,602	$147,364
Foreign currency translation adjustments	(34)	(4,006)	(4,768)
Net realized and unrealized (losses) gains on derivatives	(2,878)	1,280	—

Comprehensive income	$658,573	$394,876	$142,596

See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands except share data)

							Accumulated
	Convertible				Additional		Other
	Preference Shares		Ordinary Shares		Paid-in	Treasury	Comprehensive	Retained
	Shares	Amounts	Shares	Amounts	Capital	Shares	Gain (Loss)	Earnings	Total
Balance at April 2, 2011	10,163,920	$—	140,554,377	$—	$40,000	$—	$4,033	$81,287	$125,320
Net income	—		—	—	—	—	—	147,364	147,364
Foreign currency translation adjustment	—		—	—	—	—	(4,768)	—	(4,768)

Total comprehensive income	—		—	—	—	—	—	—	142,596
Issuance of shares in exchange for note	475,796		6,579,656	—	101,650	—	—	—	101,650
Elimination of contingent redemption on ordinary shares	—		—	—	6,706	—	—	—	6,706
Issuance of convertible preference shares	217,137		—	—	9,550	—	—	—	9,550
Issuance of restricted shares	—		820,074	—	—	—	—	—	—
Exercise of employee share options	—		3,521,258	—	9,672	—	—	—	9,672
Equity compensation expense	—		—	—	27,020	—	—	—	27,020
Tax benefits on exercise of share options	—		—	—	32,281	—	—	—	32,281
Contributed capital-services provided by former parent	—		—	—	1,442	—	—	—	1,442
Conversion of convertible preference shares	(10,856,853)		41,256,025	—	—	—	—	—	—

Balance at March 31, 2012	—	$—	192,731,390	$—	$228,321	$—	$(735)	$228,651	$456,237
Net income	—	—	—	—	—		—	397,602	397,602
Foreign currency translation adjustment	—	—	—	—	—	—	(4,006)	—	(4,006)
Net unrealized gain on derivatives (net of taxes of $0.1 million)	—	—	—	—	—	—	1,280	—	1,280

Total comprehensive income	—	—	—	—	—	—	—	—	394,876
Issuance of restricted shares	—	—	18,541	—	—	—	—	—	—
Exercise of employee share options	—	—	8,704,477	—	30,435	—	—	—	30,435
Equity compensation expense	—	—	—	—	20,932	—	—	—	20,932
Tax benefits on exercise of share options	—	—	—	—	144,508	—	—	—	144,508
Contributed capital-services provided by former parent	—	—	—	—	258		—	—	258

Balance at March 30, 2013	—	$—	201,454,408	$—	$424,454	$—	$(3,461)	$626,253	$1,047,246
Net income	—	—	—	—	—	—	—	661,485	661,485
Foreign currency translation adjustment	—	—	—	—	—	—	(34)	—	(34)
Net unrealized loss on derivatives (net of taxes of $0.4 million)	—	—	—	—	—	—	(2,878)	—	(2,878)

Total comprehensive income	—	—	—	—	—	—	—	—	658,573
Issuance of restricted shares	—	—	250,654	—	—	—	—	—	—
Exercise of employee share options	—	—	2,586,283	—	18,988	—	—	—	18,988
Equity compensation expense	—	—	—	—	29,078	—	—	—	29,078
Tax benefits on exercise of share options	—	—	—	—	54,693	—	—	—	54,693
Purchase of Treasury Shares	—	—	(29,765)	—	—	(2,447)	—	—	(2,447)

Balance at March 29, 2014	—	$—	204,261,580	$—	$527,213	$(2,447)	$(6,373)	$1,287,738	$1,806,131

See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years Ended
	March 29, 2014	March 30, 2013	March 31, 2012
Cash flows from operating activities
Net income	$661,485	$397,602	$147,364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,654	54,291	37,554
Impairment and write-off of property and equipment	1,332	725	3,292
Loss on disposal of fixed assets	3,758	229	—
Unrealized foreign exchange loss (gain)	131	1,363	(2,629)
Income earned on joint venture	(354)	—	—
Amortization of deferred financing costs	746	703	498
Amortization of deferred rent	6,333	3,245	4,214
Deferred income taxes	(29,905)	3,222	(7,729)
Equity compensation expense	29,078	20,932	27,020
Tax benefits on exercise of share options	(54,693)	(144,508)	(32,281)
Non-cash charges for services provided by former parent	—	258	1,442
Change in assets and liabilities:
Receivables, net	(105,648)	(80,581)	(48,399)
Inventories	(158,243)	(81,108)	(71,151)
Prepaid expenses and other current assets	(5,222)	(3,866)	(12,647)
Other assets	(4,274)	6	(2,284)
Accounts payable	49,034	16,299	14,888
Accrued expenses and other current liabilities	133,208	152,630	46,419
Other long-term liabilities	25,359	14,894	9,719

Net cash provided by operating activities	631,779	356,336	115,290

Cash flows from investing activities
Capital expenditures	(184,738)	(121,321)	(88,187)
Equity method investments	(1,960)	(3,232)	—
Loans receivable-joint venture	—	(6,000)	—
Purchase of intangible assets	(28,822)	(8,546)	—

Net cash used in investing activities	(215,520)	(139,099)	(88,187)

Cash flows from financing activities
Repayments of borrowings under revolving credit agreement	(21,120)	(38,954)	(100,855)
Borrowings under revolving credit agreement	21,120	16,280	110,764
Proceeds from private placement	—	—	9,550
Exercise of employee share options	18,988	30,435	9,672
Purchase of Treasury Shares	(2,447)	—	—
Tax benefits on exercise of share options	54,693	144,508	32,281
Payment of deferred financing costs	(176)	(1,708)	(2,773)

Net cash provided by financing activities	71,058	150,561	58,639

Effect of exchange rate changes on cash and cash equivalents	(4,683)	(1,641)	(453)

Net increase in cash and cash equivalents	482,634	366,157	85,289
Beginning of period	472,511	106,354	21,065

End of period	$955,145	$472,511	$106,354

Supplemental disclosures of cash flow information
Cash paid for interest	$699	$484	$1,266
Cash paid for income taxes	$280,667	$70,500	$84,389
Supplemental disclosure of noncash investing and financing activities
Accrued capital expenditures	$16,324	$12,289	$6,869

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

The Company utilizes a 52 to 53 week fiscal year ending on the Saturday closest to March 31. As such, the fiscal years ending on March 29, 2014, March 30, 2013, and March 31, 2012 (“Fiscal 2014,” “Fiscal 2013” and “Fiscal 2012,” respectively) consist of 52 weeks.

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

In addition to the above, immediately prior to the reorganization, the redemption feature related to the contingently redeemable ordinary shares was eliminated, thereby, resulting in the reclassification of $6.7 million from temporary equity, which was classified as “contingently redeemable ordinary shares” in the Company’s consolidated balance sheets, to permanent equity as additional paid-in capital (see Note 17).

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

The following table details the activity and balances of the Company’s sales reserves for the fiscal years ended March 29, 2014, March 30, 2013, and March 31, 2012 (in thousands):

Retail	Balance Beginning of Year	Amounts Charged to Revenue	Write-offs Against Reserves	Balance at Year End
Return Reserves:
Year ended March 29, 2014	$3,146	$45,632	$(46,458)	$2,320
Year ended March 30, 2013	$1,659	$35,448	$(33,961)	$3,146
Year ended March 31, 2012	$2,313	$23,580	$(24,234)	$1,659

Wholesale	Balance Beginning of Year	Amounts Charged to Revenue	Write-offs Against Reserves	Balance at Year End
Total Sales Reserves:
Year ended March 29, 2014	$43,009	$203,465	$(180,553)	$65,921
Year ended March 30, 2013	$30,381	$135,450	$(122,822)	$43,009
Year ended March 31, 2012	$25,180	$114,577	$(109,376)	$30,381

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

Advertising

Advertising costs are charged to expense when incurred and are reflected in general and administrative expenses. For the years ended March 29, 2014, March 30, 2013, and March 31, 2012, advertising expense was $65.7 million, $41.9 million and $31.4 million, respectively.

Cooperative advertising expense, which represents the Company’s participation in advertising expenses of its wholesale customers, is reflected as a reduction of net sales. Expenses related to cooperative advertising for Fiscal 2014, Fiscal 2013, and Fiscal 2012, were $7.3 million, $5.1 million and $4.3 million, respectively.

Shipping and Handling

Shipping and handling costs amounting to $78.6 million, $29.1 million and $19.7 million for Fiscal 2014, Fiscal 2013, and Fiscal 2012, respectively, are included in selling, general and administrative expenses in the statements of operations.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

Inventories

Inventories consist of finished goods and are stated at the lower of cost or market value. Cost is determined using the weighted average cost method. Costs include amounts paid to independent manufacturers, plus duties and freight to bring the goods to the Company’s warehouses, which are located in the United States, Holland, Canada, Japan and Hong Kong. The Company adjusts its inventory to reflect situations in which the cost of inventory is not expected to be fully recovered. These adjustments are estimates, which could vary significantly from actual results if future economic conditions, customer demand or competition differ from expectations. For the periods presented, there were no significant adjustments related to unsalable inventory.

Store Pre-opening Costs

Costs associated with the opening of new retail stores and start up activities, are expensed as incurred.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization (carrying value). Depreciation is provided on a straight-line basis over the expected remaining useful lives of the related assets. Equipment, furniture and fixtures, are depreciated over five to seven years, and computer hardware and software are depreciated over three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated remaining useful lives of the related assets or remaining lease term. The Company includes all its amortization and depreciation expense as a component of total operating expenses, as the underlying long-lived assets are not directly or indirectly related to bringing the Company’s products to their existing location and condition.

The Company’s share of the cost of constructing in-store shop displays within its wholesale customers’ floor-space (“shop-in-shops”), which is paid directly to third-party suppliers, is capitalized as property and equipment and is generally amortized over a useful life of three years.

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

Prior to Fiscal 2012 the Company assessed goodwill for impairment by calculating the fair value of the Company’s reporting units to which goodwill has been allocated using the discounted cash flow method along with the market multiples method. During Fiscal 2012, the Company adopted a new accounting pronouncement related to goodwill impairment analysis, which allows entities to initially perform a qualitative analysis (“step zero”) of the fair value of its reporting units to determine whether it is necessary to undertake a quantitative (“two step”) goodwill analysis. In the fourth quarter of Fiscal 2014, the Company continued to follow this guidance with respect to its annual impairment analysis for goodwill, and concluded that the carrying amounts of all reporting units were significantly exceeded by their respective fair values, and thus performing any further analysis (e.g. two step) was unnecessary.

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

Joint Venture Investments

The Company accounts for investments in joint ventures as equity investments and records them in other assets in the Company’s consolidated balance sheets. During Fiscal 2013, the Company made a non-recourse loan to the Company’s sole joint venture (which resides in Latin America), for approximately $6.0 million, which accrues at a 5% annual rate. The purpose of the loan was to provide working capital for the joint venture’s operations. The $6.0 million loan is repayable at the time of the expiration of the joint venture agreement, along with accrued interest payable at the expiration date. The loan, along with accrued interest, are recorded in other assets in the Company’s consolidated balance sheets.

Share-based Compensation

The Company grants share-based awards to certain employees and directors of the Company. Awards are measured at the grant date based on the fair value as calculated using the Black-Scholes option pricing model, for share options, or the closing market price at the grant date for restricted shares and units. These fair values are recognized as expense over the requisite service period, based on attainment of certain vesting requirements for performance grants, or the passage of time for those grants which have time-based vesting requirements. Determining the fair value of share-based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term and risk-free rate.

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

Prior to the Company’s third fiscal 2013 quarter ended December 29, 2012, the Company did not designate these instruments as hedges for hedge accounting purposes. During the third Fiscal 2013 quarter, the Company elected to designate contracts entered into during and subsequent to that quarter as hedges for hedge accounting purposes, for contracts related to the purchase of inventory. Accordingly, the effective portion of changes in the fair value for contracts entered into during Fiscal 2014, are recorded in equity as a component of accumulated other comprehensive loss, and to cost of sales for any portion of those contracts deemed ineffective. The Company will continue to record changes in the fair value of hedge designated contracts in this manner until their maturity, where the unrealized gain or loss will be recognized into earnings in that period. For those contracts entered into, currently and in the future, that are not, and will not be designated as hedges, changes in the fair value, as of each balance sheet date and upon maturity, are recorded in cost of sales or operating expenses, within the Company’s consolidated statements of operations, as applicable to the transactions for which the forward exchange contracts were intended to hedge. During Fiscal 2014, a net realized loss related to the change in fair value of those contracts not designated as hedges, were de minimis. In addition, the net unrealized loss related to those contracts designated as hedges during Fiscal 2014 of $2.9 million, was charged to equity as a component of accumulated other comprehensive loss. During Fiscal 2014, amounts related to the ineffectiveness of these contracts were de minimis. The company expects that substantially all the amounts currently residing in accumulated other comprehensive loss to be reclassified into earnings during the next twelve months, based upon the timing of inventory purchases and turns. These amounts are subject to fluctuations in the applicable currency exchange rates.

The following table details the fair value of these contracts as of March 29, 2014, and March 30, 2013 (in thousands):

	March 29, 2014	March 30, 2013
Prepaid expenses and other current assets	$12	$1,367
Accrued expenses and other current liabilities	$(1,875)	$(71)

The Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. In attempts to mitigate counterparty credit risk, the Company enters into contracts with carefully selected financial institutions based upon their credit ratings and certain other financial factors, adhering to established limits for credit exposure. The aforementioned forward contracts generally have a term of no more than 12 months. The period of these contracts is directly related to the foreign transaction they are intended to hedge. The notional amount of these contracts outstanding at March 29, 2014 was approximately $155.1 million, which was comprised predominately of those designated as hedges.

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

Deferred Financing Costs

The Company defers costs directly associated with acquiring third party financing. These deferred costs are amortized on a straight-line basis, which approximates the effective interest method, as interest expense over the term of the related indebtedness. As of March 29, 2014, deferred financing costs were $2.9 million, net of accumulated amortization of $2.8 million, and as of March 30, 2013, deferred financing costs were $3.4 million, net of accumulated amortization of $2.0 million. Deferred financing costs are included in other assets on the consolidated balance sheets.

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

For the purposes of basic and diluted net income per share, as a result of the reorganization and exchange during July 2011, weighted average shares outstanding for fiscal year 2012 reflect the exchange of ordinary shares for the newly issued ordinary and convertible preference shares as described in Note 2, as if such reorganization and exchange had occurred at the beginning of that fiscal year. In addition, as a result of the 3.8-to-1 share split, which was completed on November 30, 2011, weighted average shares outstanding for Fiscal 2012 reflect the split as if it had occurred at the beginning of that fiscal year.

The components of the calculation of basic net income per ordinary share and diluted net income per ordinary share are as follows (in thousands except share and per share data):

	Fiscal Years Ended
	March 29, 2014	March 30, 2013	March 31, 2012
Numerator:
Net Income	$661,485	$397,602	$147,364
Net income applicable to preference shareholders	—	—	21,227

	$661,485	$397,602	$126,137

Denominator:
Basic weighted average ordinary shares	202,582,945	196,615,054	158,258,126
Weighted average dilutive share equivalents:
Share options and restricted shares/units	3,055,162	4,925,090	2,628,650
Convertible preference shares	—	—	28,412,421

Diluted weighted average ordinary shares	205,638,107	201,540,144	189,299,197

Basic net income per ordinary share	$3.27	$2.02	$0.80

Diluted net income per ordinary share	$3.22	$1.97	$0.78

Share equivalents for 44,256 shares, 7,341 shares, and 343,787 shares, for fiscal years ending March 29, 2014, March 30, 2013, and March 31, 2012, have been excluded from the above calculation due to their anti-dilutive effect.

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

4. Receivables

Receivables consist of (in thousands):

	March 29, 2014	March 30, 2013
Trade receivables:
Credit risk assumed by factors/insured	$261,900	$199,677
Credit risk retained by Company	109,094	45,588
Receivables due from licensees	11,302	7,344

	382,296	252,609
Less allowances:	(68,241)	(46,155)

	$314,055	$206,454

The Company has historically assigned a substantial portion of its trade receivables to factors in the United States and Europe whereby the factors assumed credit risk with respect to such receivables assigned. Under the factor agreements, factors bear the risk of loss from the financial inability of the customer to pay the trade receivable when due, up to such amounts as accepted by the factor; but not the risk of non-payment of such trade receivable for any other reason. Beginning in July 2012, the Company assumed responsibility for a large portion of previously factored accounts receivable balances the majority of which were insured at March 29, 2014. The Company provides an allowance for such non-payment risk at the time of sale, which is recorded as an offset to revenue.

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

The allowance for doubtful accounts is determined through analysis of periodic aging of receivables for which credit risk is not assumed by the factors, or which are not covered under insurance, and assessments of collectability based on an evaluation of historic and anticipated trends, the financial conditions of the Company’s customers and the impact of general economic conditions. The past due status of a receivable is based on its contractual terms. Amounts deemed uncollectible are written off against the allowance when it is probable the amounts will not be recovered. Allowances for doubtful accounts were $1.5 million and $1.1 million, at March 29, 2014 and March 30, 2013, respectively.

5. Concentration of Credit Risk, Major Customers and Suppliers

Financial instruments that subject the Company to concentration of credit risk are cash and cash equivalents and receivables. As part of its ongoing procedures, the Company monitors its concentration of deposits with various financial institutions in order to avoid any undue exposure. The Company mitigates its risk by depositing cash and cash equivalents in major financial institutions. With respect to certain of its receivables, the Company mitigates its credit risk through the assignment of receivables to a factor, as well as obtaining insurance coverage for a portion of non-factored receivables (as demonstrated in the above table in “Credit risk assumed by factors”). For the years ended March 29, 2014, March 30, 2013, and March 31, 2012, net sales related to one customer, within the Company’s wholesale segment, accounted for approximately 14.4%, 14%, and 13%, respectively, of total revenue. The accounts receivable related to this customer were fully factored or substantially insured for all three fiscal years.

The Company contracts for the purchase of finished goods principally with independent third-party contractors, whereby the contractor is generally responsible for all manufacturing processes, including the purchase of piece goods and trim. Although the Company does not have any long-term agreements with any of its manufacturing contractors, the Company believes it has mutually satisfactory relationships with them. The Company allocates product manufacturing among agents and contractors based on their capabilities, the availability of production capacity, quality, pricing and delivery. The inability of certain contractors to provide needed services on a timely basis could adversely affect the Company’s operations and financial condition. The Company has relationships with various agents who source the Company’s finished goods with numerous contractors on the Company’s behalf. For the years ended March 29, 2014, March 30, 2013, and March 31, 2012, one agent sourced approximately 12.6%, 14.0%, and 17.0%, respectively, and one contractor accounted for approximately 30.4%, 31.8%, and 31.0%, respectively, of the Company’s finished goods purchases.

6. Property and Equipment, Net

Property and equipment, net, consists of (in thousands):

	March 29, 2014	March 30, 2013

Furniture and fixtures	$108,757	$76,336
Equipment	31,683	13,276
Computer equipment and software	50,646	29,429
In-store shops	123,637	78,809
Leasehold improvements	216,451	168,306

	531,174	366,156
Less: accumulated depreciation and amortization	(234,381)	(165,340)

	296,793	200,816
Construction-in-progress	53,885	41,297

	$350,678	$242,113

Depreciation and amortization of property and equipment for the years ended March 29, 2014, March 30, 2013, and March 31, 2012, was $76.6 million, $52.7 million, and $36.0 million, respectively. During Fiscal 2014, Fiscal 2013 and Fiscal 2012, the Company recorded impairment charges of $1.3 million, $0.7 million, and $3.3 million, respectively, related to certain retail locations still in operation. The impairments related to three retail locations in Fiscal 2014, one in Fiscal 2013, and two in Fiscal 2012.

7. Intangible Assets and Goodwill

The following table discloses the carrying values of intangible assets and goodwill (in thousands):

	March 29, 2014			March 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Trademarks	$23,000	$12,845	$10,155	$23,000	$11,693	$11,307
Lease Rights	41,748	3,869	37,879	11,548	1,875	9,673
Goodwill	14,005	—	14,005	14,005	—	14,005

	$78,753	$16,714	$62,039	$48,553	$13,568	$34,985

The trademarks relate to the Company’s brand name and are amortized over twenty years. Lease rights are amortized over the respective terms of the underlying lease. Amortization expense was $3.1 million, $1.5 million, and $1.5 million, respectively, for each of the years ended March 29, 2014, March 30, 2013, and March 31, 2012.

Goodwill is not amortized but is evaluated annually for impairment in the last quarter or each fiscal year, or whenever impairment indicators exist. The Company evaluated goodwill during the fourth fiscal quarter of Fiscal 2014, and determined that there was no impairment. As of March 29, 2014, cumulative impairment related to goodwill totaled $5.4 million. There were no charges related to the impairment of goodwill in the periods presented.

Estimated amortization expense for each of the next five years is as follows (in thousands):

Fiscal 2015	$6,606
Fiscal 2016	6,779
Fiscal 2017	6,774
Fiscal 2018	6,740
Fiscal 2019	6,646
Thereafter	14,489

$48,034

There were no impairments to lease rights related to the retail locations which were impaired during Fiscal 2014, Fiscal 2013, and Fiscal 2012.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of (in thousands):

	March 29, 2014	March 30, 2013
Professional services	$6,319	$4,041
Advance royalty	2,097	1,094
Inventory purchases	12,408	5,040
Sales tax payable	17,321	7,635
Unrealized loss on foreign exchange contracts	1,813	334
Advertising	4,810	3,013
Accrued rent	14,159	3,787
Other	15,402	8,611

	$74,329	$33,555

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

Senior Unsecured Revolving Credit Facility

On February 8, 2013, the Company terminated the provisions of its existing 2011 Credit Facility and entered into a senior unsecured credit facility (“2013 Credit Facility”). Pursuant to the agreement the 2013 Credit Facility provides for up to $200.0 million of borrowings, and expires on February 8, 2018. The agreement also provides for loans and letters of credit to the Company’s European subsidiaries of up to $100.0 million. The 2013 Credit Facility contains financial covenants such as requiring an adjusted leverage ratio of 3.5 to 1.0 (with the ratio being total consolidated indebtedness plus 8.0 times consolidated rent expense to EBITDA plus consolidated rent expense) and a fixed charge coverage ratio of 2.0 to 1.0 (with the ratio being EBITDA plus consolidated rent expense to the sum of fixed charges plus consolidated rent expense), restricts and limits additional indebtedness, and restricts the incurrence of additional liens and cash dividends. As of March 29, 2014, the Company was in compliance with all covenants related to this agreement.

Borrowings under the 2013 Credit Facility accrue interest at the rate per annum announced from time to time by the agent a rate based on the rates applicable for deposits in the London interbank market for U.S. dollars or the applicable currency in which the loans are made (the “Adjusted LIBOR”) plus an applicable margin. The applicable margin may range from 1.25% to 1.75%, and is based, or dependent upon, a particular threshold related to the adjusted leverage ratio calculated during the period of borrowing. For the Fiscal 2014, the weighted average interest rate for the revolving credit facility was 1.6%. The 2013 Credit Facility requires an annual facility fee of $0.1 million, and an annual commitment fee of 0.25% to 0.35% on the unused portion of the available credit under the facility.

As of March 29, 2014, there were no amounts outstanding under the 2013 Credit Facility, and the amount available for future borrowings was $188.5 million. During Fiscal 2014 the largest amount borrowed under this agreement was $6.6 million. At March 29, 2014, there were stand-by letters of credit of $11.5 million outstanding.

10. Commitments and Contingencies

Leases

The Company leases office space, retail stores and warehouse space under operating lease agreements that expire at various dates through November 2028. In addition to minimum rental payments, the leases require payment of increases in real estate taxes and other expenses incidental to the use of the property.

Rent expense for the Company’s operating leases for the fiscal years then ended consist of the following (in thousands):

	March 29, 2014	March 30, 2013	March 31, 2012
Minimum rentals	$107,071	$74,708	$61,364
Contingent rent	56,299	29,871	11,209

Total rent expense	$163,370	$104,579	$72,573

Future minimum lease payments under the terms of these noncancelable operating lease agreements are as follows (in thousands):

Fiscal year ending
2015	$133,892
2016	133,191
2017	131,619
2018	128,228
2019	116,553
Thereafter	436,718

$1,080,201

The Company has issued stand-by letters of credit to guarantee certain of its retail and corporate operating lease commitments, aggregating $11.5 million at March 29, 2014.

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

The Company has historically entered into forward exchange contracts to hedge the foreign currency exposure for certain inventory purchases from its manufacturers in Europe and Asia, as well as commitments for certain services. The forward contracts that are used in the program mature in twelve months or less, consistent with the related planned purchases or services. The Company attempts to hedge the majority of its total anticipated European and Asian purchase and service contracts. Realized gains and losses applicable to derivatives used for inventory purchases are recognized in cost of sales, and those applicable to other services are recognized in selling, general and administrative expenses (see Note 3 Summary of Significant Accounting Policies—Derivative

Financial Instruments, for further detail regarding hedge accounting treatment as it relates to gains and losses). At March 29, 2014, the fair value of the Company’s foreign currency forward contracts, the Company’s only derivatives, were valued using broker quotations which were calculations derived from observable market information: the applicable currency forward rates at the balance sheet date and those forward rates particular to the contract at inception. The Company makes no adjustments to these broker obtained quotes or prices, but does assess the credit risk of the counterparty and would adjust the provided valuations for counterparty credit risk when appropriate. The fair value of the forward contracts are included in prepaid expenses and other current assets, and in accrued expenses and other current liabilities in the consolidated balance sheets, depending on whether they represent assets or (liabilities) to the Company. All contracts are categorized in Level 2 of the fair value hierarchy as shown in the following table:

		Fair value at March 29, 2014, using:
(In thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts - Euro to U.S. Dollar	$(1,875)	$—	$(1,875)	$—
Foreign currency forward contracts - U.S. Dollar to Euro	12	—	12	—

Total	$(1,863)	$—	$(1,863)	$—

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

12. Other Comprehensive Income- Hedging Instruments

The Company designates certain forward currency exchange contracts as hedges for hedge accounting purposes (see Note 3, Summary of Significant Accounting Policies—Derivative Financial Instruments). The Company employs forward currency contracts to hedge the Company’s exposures, as they relate to certain forecasted inventory purchases in foreign currencies, and as such are regarded as cash flow hedges up to such time the forecasted transaction occurs.

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

The following table summarizes the impact of the effective portion of the losses of the forward contracts designated as hedges for the fiscal year ended March 29, 2014 (in thousands):

	Fiscal Year Ended March 29, 2014
	Pre-Tax (Loss) Recognized in OCI (Effective Portion)	Loss Reclassified from Accumulated OCI into Earnings (Effective Portion)

Forward currency exchange contracts	$(3,257)	$(540)

Contracts designated as hedging for hedge accounting purposes during Fiscal 2013, as well as the related activity, were de minimis, as the Company had adopted the provisions of hedge accounting late in the fiscal 2013 year.

13. Share-Based Compensation

The Company issues equity grants to certain employees and directors of the Company at the discretion of the Company’s Compensation Committee. The Company has two equity plans, one adopted in Fiscal 2008, the Michael Kors (USA), Inc. Stock Option Plan (as amended and restated, the “2008 Plan”), and the other adopted in the third fiscal quarter of Fiscal 2012, the Michael Kors Holdings Limited Omnibus Incentive Plan (the “2012 Plan”). The 2008 Plan provided for the granting of share options only and was authorized to issue up to 23,980,823 ordinary shares. As of March 29, 2014, there are no shares available for the granting of equity awards under the 2008 Plan. The 2012 Plan allows for the granting of share options, restricted shares and restricted share units, and other equity awards, and authorizes a total issuance of up to 15,246,000 ordinary shares. At March 29, 2014, there were 11,897,658 ordinary shares available for the granting of equity awards under the 2012 Plan. Option grants issued from the 2008 Plan generally expire ten years from the date of the grant, and those issued under the 2012 Plan generally expire seven years from the date of the grant.

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

The following table summarizes the share options activity during Fiscal 2014, and information about options outstanding at March 29, 2014:

	Number of Options	Weighted Average Exercise price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at March 30, 2013	10,381,342	$9.21
Granted	623,098	$62.70
Exercised	(2,586,283)	$7.36
Canceled/forfeited	(40,229)	$24.35

Outstanding at March 29, 2014	8,377,928	$13.69	6.18	$662,388

Vested or expected to vest at March 29, 2014	8,210,369	$13.69	6.18

Vested and exercisable at March 29, 2014	2,295,526	$9.57	5.49	$190,945

The total intrinsic value of options exercised during Fiscal 2014 was $163.2 million. The cash received from options exercised during Fiscal 2014, was $19.0 million. The total intrinsic value of options exercised during Fiscal 2013 was $415.1 million. The cash received from options exercised during Fiscal 2013, was $30.4 million.

The weighted average grant date fair value for options granted during Fiscal 2014, Fiscal 2013, and Fiscal 2012, was $24.95, $20.66, and $8.01, respectively. The following table represents assumptions used to estimate the fair value of options:

	Fiscal Year Ended
	March 29, 2014	March 30, 2013	March 31, 2012
Expected dividend yield	0.0%	0.0%	0.0%
Volatility factor	46.0%	48.5%	46.5%
Weighted average risk-free interest rate	1.0%	0.6%	1.8%
Expected life of option	4.75 years	4.75 years	7.8 years

Restricted Shares and Restricted Share Units

The Company grants restricted shares and restricted share units at the fair market value at the date of the grant. Expense for restricted share grants is calculated based on the intrinsic value of the grant, which is the difference between the cost to the recipient and the fair market value of the underlying share (grants are generally issued at no cost to the recipient). Expense is recognized ratably over the vesting period which is generally three to four years from the date of the grant. Similar to share options, restricted share grants generally vest in four equal increments on each of the first, second, third and fourth anniversaries of the date on which such grants were awarded. With respect to restricted share units, there are two types: performance based vesting grants and time based vesting grants. Share units whose vesting is based on meeting certain performance criteria, vest in full three years from their anniversary date only if certain cumulative performance targets are met at the end of the three year period. Expense related to these grants is recognized ratably over the three year performance period subject to the probability of the attainment of the related performance targets. Share units that vest based on time generally vest in full either on the first or fourth anniversary of the date of the grant, and are expensed accordingly.

The following table summarizes restricted shares under the 2012 Plan as of March 29, 2014 and changes during the fiscal period then ended:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at March 30, 2013	617,468	$23.66
Granted	255,850	$62.89
Vested	(208,283)	$23.32
Canceled/forfeited	(7,182)	$39.60

Unvested at March 29, 2014	657,853	$38.38

The total fair value of restricted shares vested was $17.6 million during Fiscal 2014, and $10.5 million during Fiscal 2013. There were no restricted shares that vested prior to Fiscal 2013. As of March 29, 2014, the remaining unrecognized share-based compensation expense for non-vested restricted share grants to be expensed in future periods is $20.4 million, and the related weighted-average period over which it is expected to be recognized is approximately 2.61 years.

The following table summarizes restricted share units under the 2012 Plan as of March 29, 2014 and changes during the fiscal period then ended:

	Number of Unvested Restricted Units	Weighted Average Grant Date Fair Value
Unvested at March 30, 2013	27,763	$31.12
Granted	174,002	$62.64
Vested	(1,986)	$58.10
Canceled/forfeited	—	$—

Unvested at March 29, 2014	199,779	$58.31

The total fair value of restricted share units vested during Fiscal 2014 was $0.2 million. The total fair value of restricted share units vested during Fiscal 2013 was $0.8 million. As of March 29, 2014, the remaining unrecognized share-based compensation expense for non-vested restricted share unit grants to be expensed in future periods is $7.6 million, and the related weighted-average period over which it is expected to be recognized is approximately 2.12 years.

Compensation expense attributable to share-based compensation for Fiscal 2014, Fiscal 2013, and Fiscal 2012 was approximately $29.1 million, $20.9 million, and $27.0 million, respectively. There were 2,295,526 and 6,082,402 vested and non-vested outstanding options, respectively, at March 29, 2014. There were 657,853 unvested restricted share grants and 199,779 unvested restricted share units at March 29, 2014. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate since the inception of share option granting. The estimated value of future forfeitures for equity grants as of March 29, 2014 is approximately $0.8 million.

14. Taxes

MKHL is incorporated in the British Virgin Islands and is generally not subject to taxation. MKHL’s subsidiaries are subject to taxation in the United States and various other foreign jurisdictions which are aggregated in the “Non-U.S,” information captioned below.

Income before provision for income taxes consisted of the following (in thousands):

	Fiscal Years Ended
	March 29, 2014	March 30, 2013	March 31, 2012

United States	$792,899	$538,607	$227,514
Non-U.S.	214,748	88,520	21,302

Total income before provision for income taxes	$1,007,647	$627,127	$248,816

The provision for income taxes was as follows (in thousands):

	Fiscal Years Ended
	March 29, 2014	March 30, 2013	March 31, 2012
Current
U.S. Federal	$295,159	$179,014	$79,690
U.S. State	50,348	32,249	20,916
Non-U.S.	30,560	15,040	8,575

Total current	376,067	226,303	109,181

Deferred
U.S. Federal	(24,847)	1,246	(4,128)
U.S. State	(3,594)	2,088	(3,595)
Non-U.S.	(1,464)	(112)	(6)

Total deferred	(29,905)	3,222	(7,729)

Total provision for income taxes	$346,162	$229,525	$101,452

The following table summarizes the significant differences between the United States Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes:

	Fiscal Years Ended
	March 29, 2014	March 30, 2013	March 31, 2012

Federal tax at 35% statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	2.3%	3.6%	4.8%
Differences in tax effects on foreign income	-3.9%	-3.1%	-1.3%
Foreign tax credit	-0.2%	-0.2%	-0.6%
Liability for uncertain tax positions	0.8%	0.5%	0.2%
Effect of changes in valuation allowances on deferred tax assets	-0.2%	0.3%	1.8%
Other	0.6%	0.5%	0.9%

	34.4%	36.6%	40.8%

Significant components of the Company’s deferred tax assets (liabilities) consist of the following (in thousands):

	March 29, 2014	March 30, 2013
Deferred tax assets
Inventories	$11,380	$8,469
Payroll related accruals	4,722	1,188
Deferred rent	24,281	16,209
Deferred Revenue	2,389	—
Net operating loss carryforwards	7,743	8,508
Stock compensation	14,117	8,909
Sales allowances	7,654	—
Other	9,589	2,331

	81,875	45,614
Valuation allowance	(8,020)	(8,746)

Total deferred tax assets	73,855	36,868

Deferred tax liabilities
Goodwill and intangibles	(24,324)	(14,780)
Depreciation	(20,691)	(20,927)
Other	(526)	(1,455)

Total deferred tax liabilities	(45,541)	(37,162)

Net deferred tax (liability) assets	$28,314	$(294)

The Company maintains valuation allowances on deferred tax assets applicable to subsidiaries in jurisdictions for which separate income tax returns are filed and where realization of the related deferred tax assets from future profitable operations is not reasonably assured. Deferred tax valuation allowances were increased by approximately $0.9 million in Fiscal 2014, $1.6 million in Fiscal 2013, and $4.4 million in Fiscal 2012. As a result of the attainment and expectation of achieving profitable operations in certain countries comprising the Company’s European operations and certain state jurisdictions in the United States, for which deferred tax valuation allowances had been previously established, the Company released valuation allowances amounting to approximately $1.6 million in Fiscal 2014, $1.1 million in Fiscal 2013, and $0.2 million in Fiscal 2012.

The Company has non-U.S. net operating loss carryforwards of approximately $27.4 million that will begin to expire in 2017.

As of March 29, 2014, the Company has accrued a liability of approximately $19.0 million related to uncertain tax positions, which includes accrued interest, which is included in other long-term liabilities in the consolidated balance sheets.

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $18.1 million at March 29, 2014, approximately $6.6 million at March 30, 2013, and approximately $1.8 million at March 31, 2012. A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding accrued interest, for Fiscal 2014, Fiscal 2013, and Fiscal 2012, are presented below (in thousands):

	March 29, 2014	March 30, 2013	March 31, 2012

Unrecognized tax benefits beginning balance	$6,628	$1,758	$939
Additions related to prior period tax positions	2,515	3,318	246
Additions related to current period tax positions	9,312	2,482	573
Decreases from prior period positions	(368)	(930)	—

Unrecognized tax benefits ending balance	$18,087	$6,628	$1,758

The Company classifies interest expense and penalties related to unrecognized tax benefits as components of the provision for income taxes. Interest expense recognized in the consolidated statements of operations for Fiscal 2014, Fiscal 2013, and Fiscal 2012 was approximately $0.9 million, $0.3 million, and $0.1 million, respectively.

The total amount of unrecognized tax benefits relating to the Company’s tax positions is subject to change based on future events, including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. The Company files income tax returns in the United States, for federal, state, and local purposes, and in certain foreign jurisdictions. With few exceptions, the Company is no longer subject to examinations by the relevant tax authorities for years prior to its fiscal year ended April 3, 2010.

The total amount of undistributed earnings of United States and other non-U.S. subsidiaries as of March 29, 2014 was approximately $1,317.0 million. With the exception of one of the Company’s non-U.S. subsidiaries, it is the Company’s intention to permanently reinvest undistributed earnings of the remainder of its United States and non-U.S. subsidiaries and thereby indefinitely postpone their remittance. Deferred taxes are not provided on undistributed earnings of those subsidiaries that are indefinitely reinvested, and as such, no provision has been made for withholding taxes or income taxes for those subsidiaries. For the non-U.S. subsidiary whose earnings the Company does not intend to permanently reinvest, a deferred tax liability related to its undistributed earnings has been established, reflecting the potential future income tax liability upon distribution.

For the remainder of the Company’s undistributed earnings not currently provided for, income taxes may become payable if undistributed earnings of those subsidiaries are paid as dividends, and as such, deferred liabilities would be recognized upon contemplation of the distribution of those earnings.

15. Retirement Plans

The Company maintains defined contribution plans for employees, who become eligible to participate after three months of service. Features of these plans allow participants to contribute to a plan a percentage of their compensation, up to statutory limits depending upon the country in which a plan operates, and provide for mandatory and/or discretionary matching contributions by the Company. For the years ended March 29, 2014, March 30, 2013, and March 31, 2012, the Company recognized expense of approximately $3.5 million. $2.2 million and $1.6 million, respectively, related to these retirement plans.

16. Segment Information

The Company operates its business through three operating segments—Retail, Wholesale and Licensing—which are based on its business activities and organization. The operating segments are segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources, as well as in assessing performance. The primary key performance indicators are net sales or revenue (in the case of Licensing) and operating income for each segment. The Company’s reportable segments represent channels of distribution that offer similar merchandise, customer experience and sales/marketing strategies. Sales of the Company’s products through Company owned stores for the Retail segment include “Collection,” “Lifestyle” including “concessions,” and outlet stores located throughout North America, Europe, and Japan. Products sold through the Retail segment include women’s apparel, accessories (which include handbags and small leather goods such as wallets), footwear and licensed products, such as watches, fragrances and eyewear. The Wholesale segment includes sales primarily to major department stores and specialty shops throughout North America and Europe. Products sold through the Wholesale segment include accessories (which include handbags and small leather goods such as wallets), footwear and women’s and men’s apparel. The Licensing segment includes royalties earned on licensed products and use of the Company’s trademarks, and rights granted to third parties for the right to sell the Company’s products in certain geographical regions such as South Korea, the Philippines, Singapore, Malaysia, Indonesia, Australia, the Middle East, Russia, Turkey, China, Hong Kong, Macau, Taiwan, Latin America and the Caribbean, and India. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. Corporate overhead expenses are allocated to the segments based upon specific usage or other allocation methods.

The Company has allocated $12.1 million and $1.9 million of its recorded goodwill to its Wholesale and Licensing segments, respectively. The Company does not have identifiable assets separated by segment. The following table presents the key performance information of the Company’s reportable segments (in thousands):

	Fiscal Years Ended
	March 29, 2014	March 30, 2013	March 31, 2012
Revenue:
Net sales: Retail	$1,593,005	$1,062,642	$626,940
Wholesale	1,577,517	1,032,115	610,160
Licensing	140,321	86,975	65,154

Total revenue	$3,310,843	$2,181,732	$1,302,254

Income from operations:
Retail	$467,248	$315,654	$121,851
Wholesale	459,774	269,323	85,000
Licensing	81,149	45,037	40,831

Income from operations	$1,008,171	$630,014	$247,682

Depreciation and amortization expense for each segment are as follows (in thousands):

	Fiscal Years Ended
	March 29, 2014	March 30, 2013	March 31, 2012

Depreciation:
Retail(1)	$46,679	$35,388	$25,293
Wholesale	32,364	18,531	12,012
Licensing	611	372	249

Total depreciation	$79,654	$54,291	$37,554

(1)	Excluded in the above table are impairment charges related to the retail segment for $1.3 million, $0.7 million, and $3.3 million, during the fiscal years ended March 29, 2014, March 30, 2013, and March 31, 2012, respectively.

Total revenue (as recognized based on country of origin), and long-lived assets by geographic location of the consolidated Company are as follows (in thousands):

	Fiscal Years Ended
	March 29, 2014	March 30, 2013	March 31, 2012
Net revenues:
North America (U.S. and Canada)	$2,771,818	$1,938,635	$1,183,234
Europe	500,478	220,724	108,790
Other regions	38,547	22,373	10,230

Total net revenues	$3,310,843	$2,181,732	$1,302,254

	As of
	March 29, 2014	March 30, 2013
Long-lived assets:
North America (U.S. and Canada)	$283,162	$209,973
Europe	108,074	46,154
Other regions	7,476	6,966

Total Long-lived assets:	$398,712	$263,093

17. Agreements with Shareholders and Related Party Transactions

During July 2011, the note payable to the Company’s former parent, for $101.7 million, was exchanged for 475,796 preference shares and 6,579,662 ordinary shares, after taking into effect the impact of the share exchange that resulted from the reorganization discussed in Note 2. Accordingly, there are no outstanding balances related to the note, subsequent to the aforementioned transaction.

From time to time, Sportswear Holdings Limited or its affiliates have provided a plane for purposes of business travel to the directors and senior management of the Company at no charge to the Company. During Fiscal 2013, $0.3 million, representing the estimated costs of these services, which are based on allocated or incremental cost, was charged to selling, general and administrative expenses as an offset to contributed capital (additional paid-in capital). There were no amounts recorded to contributed capital related to these services during Fiscal 2014. The Company or its chief executive officer may arrange a plane owned by Sportswear Holdings Limited or its affiliates to be used for the Company’s directors and senior management for purposes of business travel on terms and conditions not less favorable to the Company than it would receive in an arm’s-length transaction with a third party. To the extent the Company’s chief executive officer enters into such an arrangement for business travel, the Company will reimburse him for the actual market price paid for the use of such plane. During Fiscal 2014, the Company chartered this plane from Sportswear Holdings Limited for business purposes, the amounts of which were paid in cash and charged to operating expenses. Amounts charged to the Company in connection with these services were approximately $1.4 million during this period.

The Company’s Chief Creative Officer, Michael Kors, and the Company’s Chief Executive Officer, John Idol, and certain of the Company’s current shareholders, including Sportswear Holdings Limited, jointly own Michael Kors Far East Holdings Limited, a BVI company. During Fiscal 2012, the Company entered into certain licensing agreements with certain subsidiaries of Michael Kors Far East Holdings Limited (the “Licensees”) which provide the Licensees with certain exclusive rights for use of the Company’s trademarks within China, Hong Kong, Macau and Taiwan, and to import, sell, advertise and promote certain of the Company’s products in these regions, as well as to own and operate stores which bear the Company’s tradenames. The agreements between the Company and subsidiaries of Michael Kors Far East Holdings Limited expire on March 31, 2041, and may be terminated by the Company at certain intervals if certain minimum sale benchmarks are not met. During Fiscal 2014, there were approximately $1.6 million of royalties earned under these agreements, which were driven by Licensee sales of our goods to their customers of approximately $36.5 million. There were no royalties earned during Fiscal 2013, as the Company was not entitled to royalties under this agreement until the start of its fiscal 2014 year. In addition, the Company sells certain inventory items to the Licensees through its wholesale segment at terms consistent with those of similar licensees in the region. During Fiscal 2014, amounts recognized as net sales in the Company’s consolidated statements of operations and other comprehensive income, related to these sales, were approximately $12.9 million. Amounts related to sales to the Licensees during Fiscal 2013 were de minimis. The Company also provides the Licensees with certain services, including, but not limited to, supply chain and logistics support, and management information system support at the request of the Licensees, for which the Company charges a service fee based on allocated internal costs employed in delivering the services, and includes a contractually agreed upon markup. These services were discontinued during Fiscal 2014, where a nominal amount of fees were charged. During Fiscal 2013, amounts charged to the Licensees for these services totaled $0.3 million, which was recorded in other selling, general and administrative expenses. As of March 29, 2014, amounts in the aggregate, owed to the Company by the Licensees, totaled approximately $4.5 million; all of which related to the above transactions and services.

The Company routinely purchases certain inventory from a manufacturer owned by one of its directors. Amounts purchased during Fiscal 2014, Fiscal 2013 and Fiscal 2012, were approximately $8.1 million, $5.7 million and $2.7 million, respectively.

18. Selected Quarterly Financial Information (Unaudited)

The following table summarizes the Fiscal 2014 and 2013 quarterly results (dollars in thousands):

	Fiscal Quarter Ended
	June	September	December	March

Year Ended March 29, 2014
Total Revenue	$640,859	$740,303	$1,012,229	$917,452
Gross profit	$397,271	$449,875	$619,498	$549,426
Income from operations	$197,562	$221,460	$343,240	$245,909
Net income	$124,996	$145,808	$229,643	$161,038
Weighted average ordinary shares outstanding:
Basic	201,208,189	202,560,870	203,175,380	203,387,343
Diluted	204,336,124	205,154,692	206,088,062	206,973,550

Year Ended March 30, 2013
Total Revenue	$414,865	$532,935	$636,778	$597,154
Gross profit	$251,000	$315,900	$383,451	$356,215
Income from operations	$111,943	$157,928	$204,839	$155,304
Net income	$68,645	$97,828	$130,028	$101,101
Weighted average ordinary shares outstanding:
Basic	192,790,454	194,323,935	199,291,480	200,080,126
Diluted	199,391,127	200,192,291	202,817,811	203,785,123