Form 10-Q
period 2014-06-28
Michael Kors Holdings Ltd
filed 2014-08-07
CIK 1530721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

or

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

As of July 31, 2014, Michael Kors Holdings Limited had 205,252,826 ordinary shares outstanding.

EX 10.1

EX 10.2

EX 10.3

EX 10.4

EX 31.1

EX 31.2

EX 32.1

EX 32.2

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 28,	March 29,
	2014	2014
Assets
Current assets
Cash and cash equivalents	$1,125,037	$955,145
Receivables, net	229,106	314,055
Inventories	527,254	426,938
Deferred tax assets	28,795	30,539
Prepaid expenses and other current assets	54,550	50,492

Total current assets	1,964,742	1,777,169
Property and equipment, net	404,018	350,678
Intangible assets, net	50,602	48,034
Goodwill	14,005	14,005
Deferred tax assets	3,662	3,662
Other assets	25,330	23,425

Total assets	$2,462,359	$2,216,973

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$140,340	$131,953
Accrued payroll and payroll related expenses	34,762	54,703
Accrued income taxes	63,631	47,385
Accrued expenses and other current liabilities	83,896	74,329

Total current liabilities	322,629	308,370
Deferred rent	85,718	76,785
Deferred tax liabilities	3,478	5,887
Other long-term liabilities	21,180	19,800

Total liabilities	433,005	410,842
Commitments and contingencies
Shareholders’ equity
Ordinary shares, no par value; 650,000,000 shares authorized, and 205,248,311 shares issued and outstanding at June 28, 2014, and 204,291,345 shares issued and outstanding at March 29, 2014	—	—
Treasury shares, at cost (40,787 shares at June 28, 2014, and 29,765 at March 29, 2014)	(3,484)	(2,447)
Additional paid-in capital	559,226	527,213
Accumulated other comprehensive loss	(1,842)	(6,373)
Retained earnings	1,475,454	1,287,738

Total shareholders’ equity	2,029,354	1,806,131

Total liabilities and shareholders’ equity	$2,462,359	$2,216,973

See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	June 28,	June 29,
	2014	2013
Net sales	$887,037	$616,248
Licensing revenue	32,117	24,611

Total revenue	919,154	640,859
Cost of goods sold	347,521	243,588

Gross profit	571,633	397,271
Selling, general and administrative expenses	265,864	183,734
Depreciation and amortization	28,998	15,975

Total operating expenses	294,862	199,709

Income from operations	276,771	197,562
Other expense, net	505	—
Interest (income) expense, net	(41)	170
Foreign currency loss	305	258

Income before provision for income taxes	276,002	197,134
Provision for income taxes	88,286	72,138

Net income	$187,716	$124,996

Weighted average ordinary shares outstanding:
Basic	203,749,572	201,208,189
Diluted	207,176,243	204,336,124
Net income per ordinary share:
Basic	$0.92	$0.62
Diluted	$0.91	$0.61
Statements of Comprehensive Income:
Net income	$187,716	$124,996
Foreign currency translation adjustments	3,067	(1,358)
Net realized and unrealized gains (losses) on derivatives	1,464	(621)

Comprehensive income	$192,247	$123,017

See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

					Accumulated
			Additional		Other
	Ordinary Shares		Paid-in	Treasury	Comprehensive	Retained
	Shares	Amounts	Capital	Shares	Loss	Earnings	Total
Balance at March 29, 2014	204,261,580	$—	$527,213	$(2,447)	$(6,373)	$1,287,738	$1,806,131
Net income	—	—	—	—	—	187,716	187,716
Foreign currency translation adjustment	—	—	—	—	3,067	—	3,067
Net unrealized gain on derivatives (net of taxes of $0.2 million)	—	—	—	—	1,464	—	1,464

Total comprehensive income	—	—	—	—	—	—	192,247
Issuance of restricted shares	303,440	—	—	—	—	—	—
Exercise of employee share options	694,313	—	5,173	—	—	—	5,173
Equity compensation expense	—	—	8,154	—	—	—	8,154
Tax benefits on exercise of share options	—	—	18,686	—	—	—	18,686
Purchase of Treasury Shares	(11,022)	—	—	(1,037)	—	—	(1,037)

Balance at June 28, 2014	205,248,311	$—	$559,226	$(3,484)	$(1,842)	$1,475,454	$2,029,354

See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	June 28,	June 29,
	2014	2013
Cash flows from operating activities
Net income	$187,716	$124,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,998	15,975
Loss on disposal of fixed assets	738	121
Unrealized foreign exchange loss	305	258
Income earned on joint venture	(203)	—
Amortization of deferred financing costs	187	187
Amortization of deferred rent	1,537	1,295
Deferred income taxes	(905)	(128)
Equity compensation expense	8,154	5,577
Tax benefits on exercise of share options	(18,686)	(18,265)
Change in assets and liabilities:
Receivables, net	85,286	36,180
Inventories	(99,958)	(52,645)
Prepaid expenses and other current assets	(4,020)	(1,613)
Other assets	(190)	(818)
Accounts payable	7,988	21,795
Accrued expenses and other current liabilities	16,148	44,383
Other long-term liabilities	8,606	5,352

Net cash provided by operating activities	221,701	182,650

Cash flows from investing activities
Capital expenditures	(73,187)	(33,309)
Purchase of intangible assets	(4,504)	(5,843)

Net cash used in investing activities	(77,691)	(39,152)

Cash flows from financing activities
Repayments of borrowings under revolving credit agreement	—	(11,737)
Borrowings under revolving credit agreement	—	11,737
Exercise of employee share options	5,173	6,411
Purchase of Treasury Shares	(1,037)	—
Tax benefits on exercise of share options	18,686	18,265

Net cash provided by financing activities	22,822	24,676

Effect of exchange rate changes on cash and cash equivalents	3,060	(1,529)

Net increase in cash and cash equivalents	169,892	166,645
Beginning of period	955,145	472,511

End of period	$1,125,037	$639,156

Supplemental disclosures of cash flow information
Cash paid for interest	$173	$109
Cash paid for income taxes	$51,170	$22,845
Supplemental disclosure of noncash investing and financing activities
Accrued capital expenditures	$24,212	$10,938

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

The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements as of June 28, 2014, and for the three months ended June 28, 2014 and June 29, 2013, are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The interim financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended March 29, 2014, as filed with the Securities and Exchange Commission on May 28, 2014, in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full fiscal year.

The Company utilizes a 52 to 53 week fiscal year ending on the Saturday closest to March 31. As such, the term “Fiscal Year” or “Fiscal” refers to the 52-week or 53-week period, ending on that day. The results for the three months ended June 28, 2014 and June 29, 2013, are based on a 13-week period.

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

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization (carrying value). Depreciation is provided on a straight-line basis over the expected remaining useful lives of the related assets. Equipment, furniture and fixtures are depreciated over five to seven years, computer hardware and software are depreciated over three to five years, and in-store shops are amortized over three to four years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated remaining useful lives of the related assets or remaining lease term. The Company includes all amortization and depreciation expense as a component of total operating expenses, as the underlying long-lived assets are not directly or indirectly related to bringing the Company’s products to their existing location and condition.

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

The Company designates the majority of these forward currency contracts as hedges for hedge accounting purposes which are related to the purchase of inventory. Accordingly, the effective portion of changes in the fair value for contracts entered into during the three months ended June 28, 2014, designated as hedges, are recorded in equity as a component of accumulated other comprehensive income, and to cost of sales for any portion of those contracts deemed ineffective. The Company will continue to record changes in the fair value of hedge designated contracts in this manner until their maturity, where the unrealized gain or loss will be recognized into earnings in that period. For those contracts that are entered into that are not designated as hedges, changes in the fair value, as of each balance sheet date and upon maturity, are recorded in other expense, net, within the Company’s consolidated statements of operations. During the three months ended June 28, 2014, a loss of approximately $0.8 million related to the change in fair value of these contracts was charged to other expense, net. In addition, the net unrealized loss related to contracts designated as hedges for $1.5 million, was charged to equity as a component of accumulated other comprehensive income during the three months ended June 28, 2014. For the three months ended June 28, 2014, amounts related to the ineffectiveness of these contracts were de minimis. The following table details the fair value of these contracts as of June 28, 2014, and March 29, 2014 (in thousands):

	June 28,	March 29,
	2014	2014
Prepaid expenses and other current assets	$—	$12
Accrued expenses and other current liabilities	$(992)	$(1,875)

The Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. In attempts to mitigate counterparty credit risk, the Company enters into contracts with carefully selected financial institutions based upon their credit ratings and certain other financial factors, adhering to established limits for credit exposure. The aforementioned forward contracts generally have a term of no more than 12 months. The period of these contracts is directly related to the foreign transaction they are intended to hedge. The notional amount of these contracts outstanding at June 28, 2014 was approximately $116.8 million, which was comprised predominately of those designated as hedges.

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

The components of the calculation of basic net income per ordinary share and diluted net income per ordinary share are as follows (in thousands except share and per share data):

	Three Months Ended
	June 28,	June 29,
	2014	2013
Numerator:
Net Income	$187,716	$124,996
Denominator:
Basic weighted average ordinary shares	203,749,572	201,208,189
Weighted average dilutive share equivalents:
Share options and restricted shares/units	3,426,671	3,127,935

Diluted weighted average ordinary shares	207,176,243	204,336,124
Basic net income per ordinary share	$0.92	$0.62

Diluted net income per ordinary share	$0.91	$0.61

Share equivalents for the three months ended June 28, 2014 for 39,546 shares, have been excluded from the above calculation as they were anti-dilutive. Share equivalents for the three months ended June 29, 2013 for 63,715 shares have been excluded from the above calculation as they were anti-dilutive.

Recent Accounting Pronouncements—The Company has considered all new accounting pronouncements and, and with the exception of the below, has concluded that there are no new pronouncements that have a material impact on results of operations, financial condition, or cash flows, based on current information.

In May, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, which amends how an entity is currently required to recognize revenue from contracts with its customers. The ASU will replace the existing revenue recognition guidance in GAAP when it becomes effective for entities in January 2017. Early application is not permitted. The Company is currently evaluating the impact that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

3. Receivables, net

Receivables, net consist of (in thousands):

	June 28,	March 29,
	2014	2014
Trade receivables:
Credit risk assumed by factors/insured	$224,891	$261,900
Credit risk retained by Company	61,612	109,094
Receivables due from licensees	10,255	11,302

	296,758	382,296
Less allowances:	(67,652)	(68,241)

	$229,106	$314,055

The Company has historically assigned a substantial portion of its trade receivables to factors in the United States and Europe whereby the factors assumed credit risk with respect to such receivables assigned. Under the factor agreements, factors bear the risk of loss from the financial inability of the customer to pay the trade receivable when due, up to such amounts as accepted by the factor; but not the risk of non-payment of such trade receivable for any other reason. Beginning in July 2012, the Company assumed responsibility for a large portion of previously factored accounts receivable balances the majority of which were insured at June 28, 2014. The Company provides an allowance for such non-payment risk at the time of sale, which is recorded as an offset to revenue.

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

The allowance for doubtful accounts is determined through analysis of periodic aging of receivables for which credit risk is not assumed by the factors, or which are not covered under insurance, and assessments of collectability based on an evaluation of historic and anticipated trends, the financial conditions of the Company’s customers and the impact of general economic conditions. The past due status of a receivable is based on its contractual terms. Amounts deemed uncollectible are written off against the allowance when it is probable the amounts will not be recovered. Allowances for doubtful accounts were $1.7 million and $1.5 million, at June 28, 2014 and March 29, 2014, respectively.

4. Property and Equipment, net

Property and equipment, net consist of (in thousands):

	June 28,	March 29,
	2014	2014
Furniture and fixtures	$120,479	$108,757
Equipment	39,759	31,683
Computer equipment and software	58,822	50,646
In-store shops	132,441	123,637
Leasehold improvements	234,171	216,451

	585,672	531,174
Less: accumulated depreciation and amortization	(259,526)	(234,381)

	326,146	296,793
Construction-in-progress	77,872	53,885

	$404,018	$350,678

Depreciation and amortization of property and equipment for the three months ended June 28, 2014, was $27.4 million, and for the three months ended June 29, 2013, was $15.5 million.

5. Intangible Assets and Goodwill

The following table discloses the carrying values of intangible assets and goodwill (in thousands):

	June 28, 2014			March 29, 2014
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Trademarks	$23,000	$13,132	$9,868	$23,000	$12,845	$10,155
Lease Rights	45,940	5,206	40,734	41,748	3,869	37,879
Goodwill	14,005	—	14,005	14,005	—	14,005

	$82,945	$18,338	$64,607	$78,753	$16,714	$62,039

The trademarks relate to the Company’s brand name and are amortized over twenty years. Lease rights are amortized over the respective terms of the underlying lease. Amortization expense was $1.6 million for the three months ended June 28, 2014, and $0.4 million for the three months ended June 29, 2013.

Goodwill is not amortized but will be evaluated for impairment in the last quarter of Fiscal 2015, or whenever impairment indicators exist. There were no charges related to the impairment of goodwill in the periods presented.

Estimated amortization expense for each of the next five years is as follows (in thousands):

Remainder of Fiscal 2015	$5,889
Fiscal 2016	8,015
Fiscal 2017	8,010
Fiscal 2018	7,976
Fiscal 2019	6,239
Thereafter	14,473

$50,602

6. Credit Facilities

Senior Unsecured Revolving Credit Facility

On February 8, 2013, the Company entered into a senior unsecured credit facility (“2013 Credit Facility”). Pursuant to the agreement the 2013 Credit Facility provides for up to $200.0 million of borrowings, and expires on February 8, 2018. The agreement also provides for loans and letters of credit to the Company’s European subsidiaries of up to $100.0 million. The 2013 Credit Facility contains financial covenants such as requiring an adjusted leverage ratio of 3.5 to 1.0 (with the ratio being total consolidated indebtedness plus 8.0 times consolidated rent expense to EBITDA plus consolidated rent expense) and a fixed charge coverage ratio of 2.0 to 1.0 (with the ratio being EBITDA plus consolidated rent expense to the sum of fixed charges plus consolidated rent expense), restricts and limits additional indebtedness, and restricts the incurrence of additional liens and cash dividends. As of June 28, 2014, the Company was in compliance with all covenants related to this agreement.

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

As of June 28, 2014, there were no amounts outstanding under the 2013 Credit Facility, and there were no amounts borrowed during the three months ended June 28, 2014. The amount available for future borrowings under this agreement was $188.3 million at June 28, 2014. At June 28, 2014, there were stand-by letters of credit of $11.7 million.

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

The Company has historically entered into forward exchange contracts to hedge the foreign currency exposure for certain inventory purchases from its manufacturers in Europe and Asia, as well as commitments for certain services. The forward contracts that are used in the program mature in twelve months or less, consistent with the related planned purchases or services. The Company attempts to hedge the majority of its total anticipated European and Asian purchase and service contracts. Realized gains and losses applicable to derivatives used for inventory purchases are recognized in cost of sales, and those applicable to other services are recognized in selling, general and administrative expenses (see Note 2 Summary of Significant Accounting Policies- Derivative Financial Instruments, for further detail regarding hedge accounting treatment as it relates to gains and losses). At June 28, 2014, the fair value of the Company’s foreign currency forward contracts, the Company’s only derivatives, were valued using broker quotations which were calculations derived from observable market information: the applicable currency forward rates at the balance sheet date and those forward rates particular to the contract at inception. The Company makes no adjustments to these broker obtained quotes or prices, but does assess the credit risk of the counterparty and would adjust the provided valuations for counterparty credit risk when appropriate. The fair value of the forward contracts are included in prepaid expenses and other current assets, and in accrued expenses and other current liabilities in the consolidated balance sheets, depending on whether they represent assets or (liabilities) to the Company. All contracts are categorized in Level 2 of the fair value hierarchy as shown in the following table:

		Fair value at June 28, 2014, using:
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
		identical assets	inputs	inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Foreign currency forward contracts- Euro to U.S. Dollar	$(115)	$—	$(115)	$—
Foreign currency forward contracts- Canadian Dollar to U.S. Dollar	(862)	—	(862)	—
Foreign currency forward contracts- U.S. Dollar to Euro	(15)	—	(15)	—

Total	$(992)	$—	$(992)	$—

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

The following table summarizes the impact of the effective portion of gains and losses of the forward contracts designated as hedges for the three months ended June 28, 2014 (in thousands):

	Pre-Tax Gain Recognized in OCI	Loss Reclassified from Accumulated OCI into Earnings
	(Effective Portion)	(Effective Portion)
Forward currency exchange contracts	$1,673	$(1,134)

For the three months ended June 29, 2013, amounts reclassified out of accumulated other comprehensive income were de minimis.

10. Share-Based Compensation

The Company issues equity grants to certain employees and directors of the Company at the discretion of the Company’s Compensation Committee. The Company has two equity plans, one adopted in Fiscal 2008, the Michael Kors (USA), Inc. Stock Option Plan (as amended and restated, the “2008 Plan”), and the other adopted in the third fiscal quarter of Fiscal 2012, the Michael Kors Holdings Limited Omnibus Incentive Plan (the “2012 Plan”). The 2008 Plan provided for the granting of share options only and was authorized to issue up to 23,980,823 ordinary shares. Subsequent to the adoption of the 2012 Plan, there were no shares available for the granting of equity awards under the 2008 Plan. The 2012 Plan allows for the granting of share options, restricted shares and restricted share units, and other equity awards, and authorizes a total issuance of up to 15,246,000 ordinary shares. At June 28, 2014, there were 11,008,797 ordinary shares available for the granting of equity awards under the 2012 Plan. Option grants issued from the 2008 Plan generally expire ten years from the date of the grant, and those issued under the 2012 Plan generally expire seven years from the date of the grant.

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

The following table summarizes the share option activity during the three months ended June 28, 2014, and information about options outstanding at June 28, 2014:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Options	Exercise price	Life (years)	(in thousands)
Outstanding at March 29, 2014	8,377,928	$13.69
Granted	574,139	$94.44
Exercised	(694,313)	$7.45
Canceled/forfeited	(101,776)	$28.38

Outstanding at June 28, 2014	8,155,978	$19.71	6.08	$575,802

Vested or expected to vest at June 28, 2014	7,992,858	$19.71	6.08

Vested and exercisable at June 28, 2014	3,820,936	$9.79	5.85	$306,474

There were 4,335,042 non-vested and 3,820,936 vested outstanding options at June 28, 2014. The total intrinsic value of options exercised during the three months ended June 28, 2014 was $60.2 million, and the cash received from options exercised during this period was $5.2 million. The total intrinsic value of options exercised during the three months ended June 29, 2013 was $64.1 million, and the cash received from options exercised during this period was $6.4 million. As of June 28, 2014, the remaining unrecognized share-based compensation expense for non-vested share options to be expensed in future periods is $40.4 million, and the related weighted-average period over which it is expected to be recognized is approximately 3.07 years.

The weighted average grant date fair value for options granted during the three months ended June 28, 2014 was $29.20, and for the three months ended June 29, 2013 was $24.87. The following table represents assumptions used to estimate the fair value of options:

	Three Months Ended
	June 28,	June 29,
	2014	2013
Expected dividend yield	0.0%	0.0%
Volatility factor	33.3%	46.2%
Weighted average risk-free interest rate	1.5%	1.0%
Expected life of option	4.75 years	4.75 years

Restricted Shares and Restricted Share Units

The Company grants restricted shares and restricted share units at the fair market value at the date of the grant. Expense for restricted share grants is calculated based on the intrinsic value of the grant, which is the difference between the cost to the recipient and the fair market value of the underlying share (grants are generally issued at no cost to the recipient). Expense is recognized ratably over the vesting period which is generally three to four years from the date of the grant. Similar to share options, restricted share grants generally vest in four equal increments on each of the first, second, third and fourth anniversaries of the date on which such grants were awarded. With respect to restricted share units, there are two types: performance based vesting grants and time based vesting grants. Share units whose vesting is based on meeting certain performance criteria, vest in full, three years from their anniversary date only if certain cumulative performance targets are met at the end of the three year period. Expense related to these grants is recognized ratably over the three year performance period subject to the probability of the attainment of the related performance targets. Share units that vest based on time generally vest in full either on the first or fourth anniversary of the date of the grant, and are expensed accordingly.

The following table summarizes restricted shares under the 2012 Plan as of June 28, 2014 and changes during the fiscal period then ended:

		Weighted
	Number of Unvested Restricted Shares	Average Grant Date Fair Value
Unvested at March 29, 2014	657,853	$38.38
Granted	319,410	$94.38
Vested	(42,992)	$61.85
Canceled/forfeited	(15,970)	$56.49

Unvested at June 28, 2014	918,301	$56.01

The total fair value of restricted shares vested during the three months ended June 28, 2014 was $5.6 million. The total fair value of restricted shares vested during the three months ended June 29, 2013 was $0.1 million. As of June 28, 2014, the remaining unrecognized share-based compensation expense for non-vested restricted share grants to be expensed in future periods is $46.3 million, and the related weighted-average period over which it is expected to be recognized is approximately 3.35 years.

The following table summarizes restricted share units under the 2012 Plan as of June 28, 2014 and changes during the fiscal period then ended:

		Weighted
	Number of Unvested Restricted Units	Average Grant Date Fair Value
Unvested at March 29, 2014	199,779	$58.31
Granted	114,504	$94.45
Vested	—	$—
Canceled/forfeited	(1,446)	$62.24

Unvested at June 28, 2014	312,837	$71.52

As of June 28, 2014, the remaining unrecognized share-based compensation expense for non-vested restricted share units to be expensed in future periods is $16.8 million, and the related weighted-average period over which it is expected to be recognized is approximately 2.54 years.

Compensation expense attributable to share-based compensation for the three months ended June 28, 2014 was approximately $8.2 million. Compensation expense attributable to share-based compensation for the three months ended June 29, 2013 was approximately $5.6 million. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate since the inception of stock option granting. The estimated value of future forfeitures for equity grants as of June 28, 2014 is approximately $1.8 million.

11. Segment Information

The Company operates its business through three operating segments—Retail, Wholesale and Licensing—which are based on its business activities and organization. The operating segments are segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources, as well as in assessing performance. The primary key performance indicators are net sales or revenue (in the case of Licensing) and operating income for each segment. The Company’s reportable segments represent channels of distribution that offer similar merchandise, customer experience and sales/marketing strategies. Sales of the Company’s products through Company owned stores for the Retail segment include “Collection,” “Lifestyle” including “concessions,” and outlet stores located throughout North America, Europe, and Japan. Products sold through the Retail segment include women’s apparel, accessories (which include handbags and small leather goods such as wallets), footwear and licensed products, such as watches, jewelry, fragrances and eyewear. The Wholesale segment includes sales primarily to major department stores and specialty shops throughout North America and Europe. Products sold through the Wholesale segment include accessories (which include handbags and small leather goods such as wallets), footwear and women’s and men’s apparel. The Licensing segment includes royalties earned on licensed products and use of the Company’s trademarks, and rights granted to third parties for the right to sell the Company’s products in certain geographical regions such as South Korea, the Philippines, Singapore, Malaysia, Indonesia, Australia, the Middle East, Russia, Turkey, China, Hong Kong, Macau, Taiwan, Latin America and the Caribbean, and India. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. Corporate overhead expenses are allocated to the segments based upon specific usage or other allocation methods.

The Company has allocated $12.1 million and $1.9 million of its recorded goodwill to its Wholesale and Licensing segments, respectively. The Company does not have identifiable assets separated by segment. The following table presents the key performance information of the Company’s reportable segments (in thousands):

	Three Months Ended
	June 28, 2014	June 29, 2013
Revenue:
Net sales: Retail	$480,242	$325,672
Wholesale	406,795	290,576
Licensing	32,117	24,611

Total revenue	$919,154	$640,859

Income from operations:
Retail	$142,689	$103,114
Wholesale	117,652	81,046
Licensing	16,430	13,402

Income from operations	$276,771	$197,562

Depreciation and amortization expense for each segment are as follows (in thousands):

	Three Months Ended
	June 28, 2014	June 29, 2013
Depreciation and amortization:
Retail	$17,965	$9,717
Wholesale	10,775	6,151
Licensing	258	107

Total depreciation and amortization	$28,998	$15,975

Total revenue (as recognized based on country of origin), and long-lived assets by geographic location of the consolidated Company are as follows (in thousands):

	Three Months Ended
	June 28, 2014	June 29, 2013
Revenue:
North America (U.S. and Canada)	$718,889	$551,554
Europe	185,497	81,479
Other regions	14,768	7,826

Total revenue	$919,154	$640,859

	As of
	June 28, 2014	March 29, 2014
Long-lived assets:
North America (U.S. and Canada)	$312,951	$283,162
Europe	132,799	108,074
Other regions	8,870	7,476

Total Long-lived assets:	$454,620	$398,712

12. Other expense, net

Other expense, net consists of the following (in thousands):

Three Months Ended
June 28, 2014
Income earned on joint venture	$203
Income related to anti-counterfeit program	140
Unrealized loss on foreign currency forward contracts	(848)

Total other expense, net	$(505)

13. Agreements with Shareholders and Related Party Transactions

The Company or its chief executive officer may arrange a plane owned by Sportswear Holdings Limited or its affiliates to be used for the Company’s directors and senior management for purposes of business travel on terms and conditions not less favorable to the Company than it would receive in an arm’s-length transaction with a third party. To the extent the Company’s chief executive officer enters into such an arrangement for business travel, the Company will reimburse him for the actual market price paid for the use of such plane. During the three months ended June 28, 2014, and June 29, 2013, the Company chartered this plane from Sportswear Holdings Limited for business purposes, the amounts of which were paid in cash and charged to operating expenses. Amounts charged to the Company in connection with these services were approximately $0.7 million and $0.5 million, for the three months ended June 28, 2014, and June 29, 2013, respectively.

The Company’s Chief Creative Officer, Michael Kors, and the Company’s Chief Executive Officer, John Idol, and certain of the Company’s current shareholders, including Sportswear Holdings Limited, jointly own Michael Kors Far East Holdings Limited, a BVI company. During Fiscal 2012, the Company entered into certain licensing agreements with certain subsidiaries of Michael Kors Far East Holdings Limited (the “Licensees”) which provide the Licensees with certain exclusive rights for use of the Company’s trademarks within China, Hong Kong, Macau and Taiwan, and to import, sell, advertise and promote certain of the Company’s products in these regions, as well as to own and operate stores which bear the Company’s tradenames. The agreements between the Company and subsidiaries of Michael Kors Far East Holdings Limited expire on March 31, 2041, and may be terminated by the Company at certain intervals if certain minimum sale benchmarks are not met. For the three months ended June 28, 2014 and June 29, 2013, there were approximately $0.8 million and $0.2 million, respectively, of royalties earned under these agreements. These royalties were driven by Licensee sales (of the Company’s goods) to their customers of approximately $19.6 million, and $3.8 million, for the three months ended June 28, 2014 and June 29, 2013, respectively. In addition, the Company sells certain inventory items to the Licensees through its wholesale segment at terms consistent with those of similar licensees in the region. During the three months ended June 28, 2014 and June 29, 2013, amounts recognized as net sales in the Company’s consolidated statements of operations and other comprehensive income, related to these sales, were approximately $6.2 million and $1.4 million, respectively.

The Company routinely purchases certain inventory from a manufacturer owned by one of its directors. Amounts purchased during the three months ended June 28, 2014, and June 29, 2013, were $2.4 million and $0.7 million, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto included as part of this interim report. This report contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may,” “expect,” “anticipate,” “estimate,” “seek,” “intend,” “believe” or similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, capital expenditures, general and administrative expenses, capital resources, new stores, additional financings or borrowings and additional losses and are subject to risks and uncertainties including, but not limited to, those discussed in this report that could cause actual results to differ materially from the results contemplated by these forward-looking statements. We also urge you to carefully review the risk factors set forth under “Risk Factors” in our Annual report on Form 10-K (File No. 001-35368), filed on May 28, 2014, with the Securities and Exchange Commission.

Overview

Our Business

We are a rapidly growing global luxury lifestyle brand led by a world-class management team and a renowned, award-winning designer. Since launching his namesake brand over 30 years ago, Michael Kors has featured distinctive designs, materials and craftsmanship with a jet-set aesthetic that combines stylish elegance and a sporty attitude. Mr. Kors’ vision has taken the Company from its beginnings as an American luxury sportswear house to a global accessories, footwear and apparel company with a presence in over 95 countries. As a highly recognized luxury lifestyle brand in North America, with accelerating awareness in targeted international markets, we have experienced exceptional sales momentum and intend to continue along this course as we grow our business.

We operate our business in three segments—retail, wholesale and licensing—and we have a strategically controlled global distribution network focused on company-operated retail stores, leading department stores, specialty stores and select licensing partners. As of June 28, 2014, our retail segment included 301 North American retail stores, including concessions, and 142 international retail stores, including concessions, in Europe and Japan. As of June 28, 2014, our wholesale segment included wholesale sales through approximately 2,518 department store and specialty store doors in North America and wholesale sales through approximately 1,344 department store and specialty store doors internationally. Our remaining revenue is generated through our licensing segment, through which we license to third parties certain production, sales and/or distribution rights. During the three months ended June 28, 2014, our licensing segment accounted for approximately 3.5% of our total revenue and consisted of royalties earned on licensed products and our geographic licenses.

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

Certain Factors Affecting Financial Condition and Results of Operations

Disruptions in shipping and distribution. Our operations are subject to the impact of shipping disruptions as a result of changes, or damage, to our distribution infrastructure. During the quarter ended September 28, 2013, we experienced disruptions to the shipping of our products within the U.S. as a result of implementing new material handling equipment and systems for purposes of automating our California distribution facility. The disruption related to this implementation impacted our ability to ship at full capacity during the second half of Fiscal 2014, and to a lesser extent has had an impact into this fiscal year.

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

Segment Information

We generate revenue through three business segments: retail, wholesale and licensing. The following table presents our revenue and income from operations by segment for the three months ended June 28, 2014 and June 29, 2013 (in thousands):

	Three Months Ended
	June 28, 2014	June 29, 2013
Revenue:
Net sales: Retail	$480,242	$325,672
Wholesale	406,795	290,576
Licensing	32,117	24,611

Total revenue	$919,154	$640,859

Income from operations:
Retail	$142,689	$103,114
Wholesale	117,652	81,046
Licensing	16,430	13,402

Income from operations	$276,771	$197,562

Retail

We sell our products, as well as licensed products bearing our name, directly to the end consumer through our retail stores and concessions throughout North America, Europe, and Japan. We have three primary retail store formats: collection stores, lifestyle stores and outlet stores. Our collection stores are located in highly prestigious shopping areas, while our lifestyle stores are located in well-populated commercial shopping locations and leading regional shopping centers. Our outlet stores, which are generally in shopping malls, extend our reach to additional consumer groups. In addition to these three retail store formats, we operate concessions in a select number of department stores in North America, Europe and Japan. The following table presents the growth in our network of retail stores for the three months ended June 28, 2014 and June 29, 2013:

	Three Months Ended
	June 28, 2014	June 29, 2013
Full price retail stores including concessions:
Number of stores	307	219
Increase during period	28	18
Percentage increase vs. prior year	40.2%	30.4%
Total gross square footage	635,852	446,503
Average square footage per store	2,071	2,039
Outlet stores:
Number of stores	136	109
Increase during period	10	6
Percentage increase vs. prior year	24.8%	28.2%
Total gross square footage	427,791	316,511
Average square footage per store	3,146	2,904

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

The following table presents the growth in our network of full-price wholesale doors during the three months ended June 28, 2014 and June 29, 2013:

	Three Months Ended
	June 28, 2014	June 29, 2013
Number of full-price wholesale doors	3,862	3,248
Increase during period	134	—
Percentage increase vs. prior year	18.9%	15.6%

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

Key Performance Indicators and Statistics

We use a number of key indicators of operating results to evaluate our performance, including the following (dollars in thousands):

	Three Months Ended
	June 28, 2014	June 29, 2013
Total revenue	$919,154	$640,859
Gross profit as a percent of total revenue	62.2%	62.0%
Income from operations	$276,771	$197,562
Retail net sales – North America	$373,559	$275,370
Retail net sales – Europe	$91,915	$42,476
Retail net sales – Japan	$14,768	$7,826
Increase in comparable store net sales – North America	18.7%	24.7%
Increase in comparable store net sales – Europe	54.2%	55.8%
Increase in comparable store net sales – Japan	48.8%	22.8%
Wholesale net sales – North America	$327,043	$251,573
Wholesale net sales – Europe	$79,752	$39,003

General Definitions for Operating Results

Net sales consist of sales from comparable retail stores and non-comparable retail stores, net of returns and markdowns, as well as those made to our wholesale customers, net of returns, discounts, markdowns and allowances.

Comparable store sales include sales from a store that has been opened for one full year after the end of the first month of its operations. For stores that are closed, sales that were made in the final month of their operations (assuming closure prior to the fiscal months end), are excluded from the calculation of comparable store sales. Additionally, sales for stores that are either relocated, or expanded by a square footage of 25% or greater, in any given fiscal year, are also excluded from the calculation of comparable store sales at the time of their move or interruption, until such stores have been in their new location, or are operating under their new size/capacity, for at least one full year after the end of the first month of their relocation or expansion. All comparable store sales are presented on a 52-week basis.

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

Other expense, net includes the mark-to-market (fair value) on our forward currency contracts not designated as hedges, income or loss earned on our joint venture, and proceeds received related to our anti-counterfeiting efforts. Future amounts may include any miscellaneous activities not directly related to our operations.

Interest (income) expense, net represents interest and fees on our revolving credit facilities and letters of credit (see “Liquidity and Capital Resources” for further detail on our credit facilities), as well as amortization of deferred financing costs, offset by interest earned on highly liquid investments (investments purchased with an original maturity of three months or less, classified as cash equivalents), as well as interest income earned on the loan to our joint venture.

Foreign currency loss represents unrealized income or loss from the re-measurement of monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries.

Results of Operations

Comparison of the three months ended June 28, 2014 with the three months ended June 29, 2013

The following table details the results of our operations for the three months ended June 28, 2014 and for the three months ended June 29, 2013, and expresses the relationship of certain line items to total revenue as a percentage (dollars in thousands):

					% of Total	% of Total
					Revenue for	Revenue for
	Three Months Ended				the three	the three
	June 28,	June 29,			months ended	months ended
	2014	2013	$ Change	% Change	June 28, 2014	June 29, 2013
Statements of Operations Data:
Net sales	$887,037	$616,248	$270,789	43.9%
Licensing revenue	32,117	24,611	7,506	30.5%

Total revenue	919,154	640,859	278,295	43.4%
Cost of goods sold	347,521	243,588	103,933	42.7%	37.8%	38.0%

Gross profit	571,633	397,271	174,362	43.9%	62.2%	62.0%
Selling, general and administrative expenses	265,864	183,734	82,130	44.7%	28.9%	28.7%
Depreciation and amortization	28,998	15,975	13,023	81.5%	3.2%	2.5%

Total operating expenses	294,862	199,709	95,153	47.6%	32.1%	31.2%

Income from operations	276,771	197,562	79,209	40.1%	30.1%	30.8%
Other expense, net	505	—	505	—	0.1%	0.0%
Interest (income) expense, net	(41)	170	(211)	-124.1%	0.0%	0.0%
Foreign currency loss	305	258	47	18.2%	0.0%	0.0%

Income before provision for income taxes	276,002	197,134	78,868	40.0%	30.0%	30.8%
Provision for income taxes	88,286	72,138	16,148	22.4%	9.6%	11.3%

Net income	$187,716	$124,996	$62,720	50.2%

Total Revenue

Total revenue increased $278.3 million, or 43.4%, to $919.2 million for the three months ended June 28, 2014, compared to $640.9 million for the three months ended June 29, 2013. The increase was the result of an increase in our comparable and non-comparable retail store sales and wholesale sales, as well as increases in our licensing revenue.

The following table details revenues for our three business segments (dollars in thousands):

					% of Total	% of Total
					Revenue for	Revenue for
	Three Months Ended				the three	the three
	June 28, 2014	June 29, 2013	$ Change	% Change	months ended June 28, 2014	months ended June 29, 2013
Revenue:
Net sales: Retail	$480,242	$325,672	$154,570	47.5%	52.2%	50.8%
Wholesale	406,795	290,576	116,219	40.0%	44.3%	45.3%
Licensing	32,117	24,611	7,506	30.5%	3.5%	3.8%

Total revenue	$919,154	$640,859	$278,295

Retail

Net sales from our retail stores increased $154.6 million, or 47.5%, to $480.2 million for the three months ended June 28, 2014, compared to $325.7 million for the three months ended June 29, 2013. We operated 443 retail stores, including concessions, as of June 28, 2014, compared to 328 retail stores, including concessions, as of June 29, 2013. During the three months ended June 28, 2014, our comparable store sales growth increased $74.2 million, or 24.2%, from the three months ended June 29, 2013. The growth in our comparable store sales was primarily due to an increase in sales of our accessories product line during the three months ended June 28, 2014. In addition, the change to our non-comparable store sales were $80.4 million during the three months ended June 28, 2014, which was primarily the result of operating 115 additional stores since June 29, 2013.

Wholesale

Net sales to our wholesale customers increased $116.2 million, or 40.0%, to $406.8 million for the three months ended June 28, 2014, compared to $290.6 million for the three months ended June 29, 2013. The increase in our wholesale net sales occurred primarily as a result of increased sales of our accessories line as well as footwear during the three months ended June 28, 2014, as we continue to enhance our presence in department and specialty stores by converting more doors to shop-in-shops, and in continuing our expansion of our European operations.

Licensing

Revenues earned on our licensing agreements increased $7.5 million, or 30.5%, to $32.1 million for the three months ended June 28, 2014, compared to $24.6 million for the three months ended June 29, 2013. The increase in licensing revenue was primarily due to royalties earned on licensing agreements related to sales of watches, as well as those related to sales of jewelry.

Gross Profit

Gross profit increased $174.4 million, or 43.9%, to $571.6 million during the three months ended June 28, 2014, compared to $397.3 million for the three months ended June 29, 2013. Gross profit as a percentage of total revenue increased to 62.2% during the three months ended June 28, 2014, compared to 62.0% during the three months ended June 29, 2013. The increase in profit margin resulted primarily from increases in gross profit margin of 63 basis points from our wholesale segment, offset, in part, by a decrease in gross profit margin of 48 basis points from our retail segment. The increase in profit margin on our wholesale segment was primarily the result of our European wholesale sales increasing in proportion to our total wholesale sales during the quarter ended June 28, 2014, as compared to the quarter ended June 29, 2013, as our European operations typically experience greater gross profit margins than those of our North American wholesale operations. The decrease in profit margin in our retail segment resulted primarily from an increase in in-store markdowns during the quarter ended June 28, 2014 as compared to the quarter ended June 29, 2013.

Total Operating Expenses

Total operating expenses increased $95.2 million, or 47.6%, to $294.9 million during the three months ended June 28, 2014, compared to $199.7 million for the three months ended June 29, 2013. Total operating expenses increased to 32.1% as a percentage of total revenue for the three months ended June 28, 2014, compared to 31.2% for the three months ended June 29, 2013. The components that comprise total operating expenses are explained below.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $82.1 million, or 44.7%, to $265.9 million during the three months ended June 28, 2014, compared to $183.7 million for the three months ended June 29, 2013. Selling, general and administrative expenses increased primarily due to the following: increases in our retail occupancy and salary costs of $50.2 million, an increase in corporate employee-related costs of $16.4 million, an increase in distribution costs of approximately $9.9 million, and an increase in promotional costs (which consist of advertising, marketing and various promotional costs) of $4.4 million. The increase in our retail occupancy and payroll costs was due to operating 443 retail stores versus 328 retail stores in the prior period. The increase in our corporate employee-related costs was due primarily to an increase in our corporate staff to accommodate our North American and international growth. The increase to our distribution expenses was primarily due to the inefficiencies related to the implementation of our material handling equipment which has impaired our ability to ship at full capacity and in an optimal fashion since the end of the second fiscal quarter of Fiscal 2014, and has continued to do so through the quarter ended June 28, 2014; albeit to a much lesser degree. Advertising costs increased primarily due to our continuing expansion into new markets, including domestic and international, as well as social media during the three months ended June 28, 2014. Selling, general and administrative expenses as a percentage of total revenue increased to 28.9% during the three months ended June 28, 2014, compared to 28.7% for the three months ended June 29, 2013. The increase as a percentage of total revenue was primarily due to the increase in our retail overhead and distribution costs during the three months ended June 28, 2014, as compared to the three months ended June 29, 2013.

Depreciation and Amortization

Depreciation and amortization increased $13.0 million, or 81.5%, to $29.0 million during the three months ended June 28, 2014, compared to $16.0 million for the three months ended June 29, 2013. Increases in depreciation and amortization were primarily due to an increase in the build-out of our new retail locations, new shop-in-shop locations, increase in lease rights purchased for our new European stores, and investments made in our information systems infrastructure to accommodate our growth. Depreciation and amortization increased to 3.2% as a percentage of total revenue during the three months ended June 28, 2014, compared to 2.5% for the three months ended June 29, 2013.

Income from Operations

As a result of the foregoing, income from operations increased $79.2 million, or 40.1%, to $276.8 million during the three months ended June 28, 2014, compared to $197.6 million for the three months ended June 29, 2013. Income from operations as a percentage of total revenue decreased to 30.1% during the three months ended June 28, 2014, compared to 30.8% for the three months ended June 29, 2013.

The following table details income from operations for our three business segments (dollars in thousands):

					% of Net Sales/	% of Net Sales/
					Revenue for	Revenue for
	Three Months Ended				the three	the three
	June 28, 2014	June 29, 2013	$ Change	% Change	months ended June 28, 2014	months ended June 29, 2013
Income from operations:
Retail	$142,689	$103,114	$39,575	38.4%	29.7%	31.7%
Wholesale	117,652	81,046	36,606	45.2%	28.9%	27.9%
Licensing	16,430	13,402	3,028	22.6%	51.2%	54.5%

Income from operations	$276,771	$197,562	$79,209

Retail

Income from operations for our retail segment increased $39.6 million, or 38.4%, to $142.7 million during the three months ended June 28, 2014, compared to $103.1 million for the three months ended June 29, 2013. Income from operations as a percentage of net retail sales for the retail segment decreased 2.0% as a percentage of net retail sales to 29.7% during the three months ended June 28, 2014. The decrease in retail income from operations as a percentage of net retail sales was primarily due to an increase in operating costs as a percentage of net retail sales of approximately 1.5% as well as to the decrease in gross profit margin, as described above in the gross profit discussion, of 0.5% during the three months ended June 28, 2014, as compared to the three months ended June 29, 2013. The increase in operating expense as a percentage of net retail sales was largely due to an increase in retail overhead costs.

Wholesale

Income from operations for our wholesale segment increased $36.6 million, or 45.2%, to $117.7 million during the three months ended June 28, 2014, compared to $81.0 million for the three months ended June 29, 2013. Income from operations as a percentage of net wholesale sales for the wholesale segment increased 1.0% as a percentage of net wholesale sales to 28.9% during the three months ended June 28, 2014. This increase as a percentage of net sales was primarily the result of the increase in gross profit margin, described above in the gross profit discussion, as well as a nominal decrease in operating expenses as a percent of net wholesale sales during the three months ended June 28, 2014, as compared to the three months ended June 29, 2013.

Licensing

Income from operations for our licensing segment increased $3.0 million, or 22.6%, to $16.4 million during the three months ended June 28, 2014, compared to $13.4 million for the three months ended June 29, 2013. Income from operations as a percentage of licensing revenue for the licensing segment decreased 3.3% as a percentage of licensing revenue to 51.2% during the three months ended June 28, 2014. This decrease as a percentage of licensing revenue was the result of an increase in operating expenses as a percentage of licensing revenue during the three months ended June 28, 2014, as compared to the three months ended June 29, 2013. The increase in operating expenses as a percent of licensing revenue was largely the result of start-up costs and administrative expenses incurred in connection with the formation of our new licensing operations within Europe, as well as to an increase in advertising costs.

Other Expense, net

Other Expense, net was a loss of $0.5 million for the three months ended June 28, 2014, and was comprised of the following: a loss of $0.8 million related to related to mark-to-market of our non-hedge designated forward currency contracts, offset in part by $0.2 million in income earned on our joint venture and $0.1 million in income related to our anti-counterfeiting efforts. There were no amounts related to this activity during the period ended June 29, 2013.

Provision for Income Taxes

We recognized $88.3 million of income tax expense during the three months ended June 28, 2014, compared with $72.1 million for the three months ended June 29, 2013. Our effective tax rate for the three months ended June 28, 2014, was 32.0%, compared to 36.6% for the three months ended June 29, 2013. The decrease in our effective tax rate was primarily due to the increase in taxable income in certain of our non-U.S. subsidiaries during the three months ended June 28, 2014, which are subject to lower statutory income tax rates. Given that certain of our non-U.S. operations have become consistently profitable, we expect this impact on our combined, consolidated effective rate to continue.

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

Net Income

As a result of the foregoing, our net income increased $62.7 million, or 50.2%, to $187.7 million during the three months ended June 28, 2014, compared to $125.0 million for the three months ended June 29, 2013.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, along with borrowings available under our 2013 Credit Facility (see below discussion regarding “Senior Unsecured Revolving Credit Facility”) and available cash and cash equivalents. Our primary use of this liquidity is to fund our ongoing cash requirements, including working capital requirements, global retail store expansion and renovation, construction and renovation of shop-in-shops, investment in information systems infrastructure and expansion of our distribution and corporate facilities. We believe that the cash generated from our operations, together with borrowings available under our revolving credit facility and available cash and cash equivalents, will be sufficient to meet our working capital needs for the remainder of Fiscal 2015, including investments made and expenses incurred in connection with our store growth plans, shop-in shop growth, continued systems development, as well as web based sales and marketing initiatives. We spent approximately $73.2 million on capital expenditures during the three months ended June 28, 2014, and expect to spend approximately $325.0 million on capital expenditures during the remainder of Fiscal 2015. The majority of these expected expenditures relate to new retail store openings planned for the year, with the remainder being used for investments in connection with developing new shop-in-shops, distribution facilities, build-out of our corporate offices and enhancing our information systems infrastructure. In addition, we plan to spend approximately an additional $45.5 million during the remainder of Fiscal 2015, on intangible assets related to our European retail store expansion.

The following table sets forth key indicators of our liquidity and capital resources (in thousands):

	As of
	June 28, 2014	March 29, 2014
Balance Sheet Data:
Cash and cash equivalents	$1,125,037	$955,145
Working capital	$1,642,113	$1,468,799
Total assets	$2,462,359	$2,216,973

	Three Months Ended
	June 28, 2014	June 29, 2013
Cash Flows Provided By (Used In):
Operating activities	$221,701	$182,650
Investing activities	(77,691)	(39,152)
Financing activities	22,822	24,676
Effect of exchange rate changes	3,060	(1,529)

Net increase in cash and cash equivalents	$169,892	$166,645

Cash Provided by Operating Activities

Cash provided by operating activities increased $39.1 million to $221.7 million during the three months ended June 28, 2014, as compared to $182.7 million for the three months ended June 29, 2013. The increase in cash flows from operating activities is primarily due to an increase in our net income and an increase in changes to our accounts receivable. This increase was offset, in part, by an increase in cash outflows on our inventory as well as a decrease in changes to our accounts payables during the three months ended June 28, 2014 as compared to the three months ended June 29, 2013. The increase in cash outflows on our inventory occurred primarily due to the increase in our inventory requirements driven by our anticipated inventory needs related to our Fiscal 2015 new store openings and pending launch of our Ecommerce program, as well as due to inventory in-transit recorded during the quarter ended June 28, 2014, which will be received in our next fiscal quarter. The decrease in changes to our accounts payable was directly related to the increase in our inventory which drove the increase to our accounts payable balances during the three months ended June 28, 2014. The increase in changes to our accounts receivable was primarily due to cash received for sales to our wholesale customers made late in the fourth quarter of Fiscal 2014, in addition to timely collections on sales made in the latter half of the quarter ending June 28, 2014.

Cash Used in Investing Activities

Net cash used in investing activities increased $38.5 million to $77.7 million during the three months ended June 28, 2014, as compared to $39.2 million during the three months ended June 29, 2013. The increase in cash used in investing activities is primarily the result of the build-out of our new retail stores, which were constructed during the three months ended June 28, 2014, shop-in-shops we installed during the three months ended June 28, 2014, as well as certain technology initiatives undertaken during the three months ended June 28, 2014, which related to distribution system enhancements and various other improvements to our infrastructure.

Cash Provided by Financing Activities

Net cash provided by financing activities was $22.8 million for the three months ended June 28, 2014, as compared to $24.7 million for the three months ended June 29, 2013. The cash flows from financing activities during the three months ended June 28, 2014, were primarily comprised of proceeds from the exercise of employee share options of approximately $5.2 million, offset in part by the purchase of treasury shares of approximately $1.0 million. Cash flows from financing activities related to the three months ended June 29, 2013, were comprised of proceeds received from the exercise of employee share options of approximately $6.4 million.

Revolving Credit Facility

Senior Unsecured Revolving Credit Facility

On February 8, 2013, we entered into a senior unsecured credit facility (“2013 Credit Facility”). Pursuant to the agreement the 2013 Credit Facility provides for up to $200.0 million of borrowings, and expires on February 8, 2018. The agreement also provides for loans and letters of credit to our European subsidiaries of up to $100.0 million. The 2013 Credit Facility contains financial covenants such as requiring an adjusted leverage ratio of 3.5 to 1.0 (with the ratio being total consolidated indebtedness plus 8.0 times consolidated rent expense to EBITDA plus consolidated rent expense) and a fixed charge coverage ratio of 2.0 to 1.0 (with the ratio being EBITDA plus consolidated rent expense to the sum of fixed charges plus consolidated rent expense), restricts and limits additional indebtedness, and restricts the incurrence of additional liens and cash dividends. As of June 28, 2014, we were in compliance with all of our covenants covered under this agreement.

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

As of June 28, 2014, there were no amounts outstanding under the 2013 Credit Facility, and the amount available for future borrowings was $188.3 million. There were no amounts borrowed during the three months ended June 28, 2014. At June 28, 2014, there were stand-by letters of credit of $11.7 million.

Contractual Obligations and Commercial Commitments

As of June 28, 2014, our lease commitments and contractual obligations were as follows (in thousands):

Fiscal year ending	Fiscal 2015	Fiscal 2016-2017	Fiscal 2018-2019	Fiscal 2020 and Thereafter	Total
Operating leases	$113,596	$305,242	$294,711	$572,070	$1,285,619

Operating lease obligations represent the minimum lease rental payments under non-cancelable operating leases for our real estate locations globally. In addition to the above amounts, we are typically required to pay real estate taxes, contingent rent based on sales volume and other occupancy costs relating to our leased properties for our retail stores.

Excluded from the above commitments is $20.4 million of long-term liabilities related to uncertain tax positions, due to the uncertainty of the time and nature of resolution.

The above table also excludes amounts included in current liabilities in our consolidated balance sheet as of June 28, 2014, as these items will be paid within one year, and non-current liabilities that have no cash outflows associated with them (e.g., deferred taxes).

We do not have any long-term purchase obligations that represent firm commitments at June 28, 2014.

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

Recent Accounting Pronouncements

We have considered all new accounting pronouncements and, with the exception of the below, have concluded that there are no new pronouncements that have a material impact on our results of operations, financial condition or cash flows based on current information.

In May, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, which amends how an entity is currently required to recognize revenue from contracts with its customers. The ASU will replace the existing revenue recognition guidance when it becomes effective for entities in January 2017. Early application is not permitted. We are currently evaluating the impact that ASU 2014-09 will have on our consolidated financial statements and related disclosures.

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

Foreign Currency Exchange Risk

We are exposed to risks on certain purchase commitments to foreign suppliers based on the value of our purchasing subsidiaries local currency relative to the currency requirement of the supplier on the date of the commitment. As such, we enter into forward currency contracts that generally mature in 12 months or less and are consistent with the related purchase commitments. These contracts are recorded at fair value in our consolidated balance sheets as either an asset or liability, and are derivative contracts to hedge cash flow risks. The majority of these contracts are designated as hedges for hedge accounting purposes, while certain of these contracts, currently a relatively small portion, are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of the majority of these contracts at the balance sheet date are recorded in our equity as a component of accumulated other comprehensive income, and upon maturity (settlement) are recorded in, or reclassified into, our cost of sales or operating expenses, in our consolidated statement of operations, as applicable to the transactions for which the forward exchange contracts were established. For those contracts which are designated as hedges for accounting purposes, any portion of those contracts deemed ineffective would be charged to earnings, in the period the ineffectiveness was determined.

We perform a sensitivity analysis on our forward currency contracts, both designated and not designated as hedges for accounting purposes, to determine the effects of fluctuations in foreign currency exchange rates. For this sensitivity analysis, we assume a hypothetical change in U.S. dollar against foreign exchange rates. Based on all foreign currency exchange contracts outstanding as of June 28, 2014, a 10% appreciation or devaluation of the U.S. dollar compared to the level of foreign currency exchange rates for currencies under contract as of June 28, 2014, would result in a net increase or decrease of approximately $8.0 million in the fair value of these contracts.

Interest Rate Risk

We are exposed to interest rate risk in relation to our Credit Facility. Our Credit Facility carries interest rates that are tied to LIBOR and the prime rate, among other institutional lending rates (depending on the particular origination of borrowing), and therefore our statements of operations and cash flows are exposed to changes in those interest rates. At June 28, 2014, there was no outstanding balance on our Credit Facility. The balance of our Credit Facility at June 28, 2014, is not indicative of future balances that may be subject to fluctuations in interest rates. Any increases in the applicable interest rate(s) would cause an increase to the interest expense on our Credit Facility relative to any outstanding balance at that date.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 28, 2014. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 28, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Please refer to our Annual Report on Form 10-K for the fiscal year ended March 29, 2014, for a detailed discussion of certain risk factors that could materially adversely affect the Company’s business, operating results and/or financial condition. There are no material changes to the risk factors previously disclosed, nor has the Company identified any previously undisclosed risks that could materially adversely affect the Company’s business, operating results and/or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities

The following table provides information of the Company’s ordinary shares repurchased during the three months ended June 28, 2014:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximated Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
March 30 - April 26	—	$—	—	—
April 27- May 24	—	—	—	—
May 25- June 28	11,022	94.05	—	—

	11,022	$94.05	—

On December 12, 2013, the Compensation Committee of our Board of Directors approved “withhold to cover” as a tax payment method for vesting of restricted share awards for our executive officers and directors. All shares reacquired during the three months ended June 28, 2014, represent ordinary shares of the Company withheld from certain executive officers to satisfy minimum tax withholding obligations relating to the vesting of restricted share awards.

ITEM 6. EXHIBITS

a. Exhibits

See accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 7, 2014.

MICHAEL KORS HOLDINGS LIMITED

By:	/s/ John D. Idol
Name:	John D. Idol
Title:	Chairman & Chief Executive Officer

By:	/s/ Joseph B. Parsons
Name:	Joseph B. Parsons
Title:	Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Separation Agreement and General Release, effective June 13, 2014, between Britton Russell and Michael Kors (USA), Inc.

10.2	Form of Michael Kors Holdings Limited Omnibus Incentive Plan Employee Nonqualified Option Award Agreement.

10.3	Form of Michael Kors Holdings Limited Omnibus Incentive Plan Non-Employee Director Restricted Share Unit Agreement.

10.4	Form of Michael Kors Holdings Limited Omnibus Incentive Plan Employee Restricted Share Award Agreement.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

101.1	The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended June 28, 2014, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Shareholders’ Equity (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. (1)

(1)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.