Form 10-Q
period 2014-09-27
Michael Kors Holdings Ltd
filed 2014-11-06
CIK 1530721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-35368

Michael Kors Holdings Limited

(Exact Name of Registrant as Specified in Its Charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

33 Kingsway

London, United Kingdom

WC2B 6UF

(Address of Principal Executive Offices)

(Registrant’s telephone number, including area code: 44 79 6437 8613

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

As of November 3, 2014, Michael Kors Holdings Limited had 205,910,877 ordinary shares outstanding.

		Page No.
PART I FINANCIAL INFORMATION
Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets (unaudited) as of September 27, 2014 and March 29, 2014	3
	Condensed Consolidated Statements Operations and Comprehensive Income (unaudited) for the three and six months ended September 27, 2014 and September 28, 2013	4
	Condensed Consolidated Statements of Shareholders’ Equity (unaudited) for the six months ended September 27, 2014	5
	Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended September 27, 2014 and September 28, 2013	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	37

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 6.	Exhibits	37

Signatures		38

EX 31.1
EX 31.2
EX 32.1
EX 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 27, 2014	March 29, 2014
Assets
Current assets
Cash and cash equivalents	$1,012,393	$955,145
Receivables, net	346,822	314,055
Inventories	619,296	426,938
Deferred tax assets	29,204	30,539
Prepaid expenses and other current assets	125,658	50,492

Total current assets	2,133,373	1,777,169
Property and equipment, net	453,836	350,678
Intangible assets, net	53,278	48,034
Goodwill	14,005	14,005
Deferred tax assets	6,423	3,662
Other assets	28,515	23,425

Total assets	$2,689,430	$2,216,973

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$179,079	$131,953
Accrued payroll and payroll related expenses	46,733	54,703
Accrued income taxes	19,361	47,385
Accrued expenses and other current liabilities	80,692	74,329

Total current liabilities	325,865	308,370
Deferred rent	93,434	76,785
Deferred tax liabilities	3,905	5,887
Other long-term liabilities	21,097	19,800

Total liabilities	444,301	410,842
Commitments and contingencies
Shareholders’ equity
Ordinary shares, no par value; 650,000,000 shares authorized, and 205,797,551 shares issued and outstanding at September 27, 2014, and 204,291,345 shares issued and outstanding at March 29, 2014	—	—
Treasury shares, at cost (40,787 shares at September 27, 2014, and 29,765 at March 29, 2014)	(3,484)	(2,447)
Additional paid-in capital	586,588	527,213
Accumulated other comprehensive loss	(20,419)	(6,373)
Retained earnings	1,682,444	1,287,738

Total shareholders’ equity	2,245,129	1,806,131

Total liabilities and shareholders’ equity	$2,689,430	$2,216,973

See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net sales	$1,009,669	$707,444	$1,896,706	$1,323,692
Licensing revenue	46,936	32,859	79,053	57,470

Total revenue	1,056,605	740,303	1,975,759	1,381,162
Cost of goods sold	411,578	290,428	759,099	534,016

Gross profit	645,027	449,875	1,216,660	847,146
Selling, general and administrative expenses	305,405	210,358	571,269	394,092
Depreciation and amortization	34,064	18,057	63,062	34,032

Total operating expenses	339,469	228,415	634,331	428,124

Income from operations	305,558	221,460	582,329	419,022
Other income	(2,051)	—	(1,546)	—
Interest expense, net	72	130	31	300
Foreign currency loss	3,440	18	3,745	276

Income before provision for income taxes	304,097	221,312	580,099	418,446
Provision for income taxes	97,107	75,504	185,393	147,642

Net income	$206,990	$145,808	$394,706	$270,804

Weighted average ordinary shares outstanding:
Basic	204,464,952	202,560,870	204,107,262	202,686,313
Diluted	207,432,250	205,154,692	207,304,247	205,547,191

Net income per ordinary share:
Basic	$1.01	$0.72	$1.93	$1.34
Diluted	$1.00	$0.71	$1.90	$1.32

Statements of Comprehensive Income:
Net income	$206,990	$145,808	$394,706	$270,804
Foreign currency translation adjustments	(27,671)	6,331	(24,604)	4,973
Net realized and unrealized gains (losses) on derivatives	9,094	(2,592)	10,558	(3,213)

Comprehensive income	$188,413	$149,547	$380,660	$272,564

See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amounts
Balance at March 29, 2014	204,261,580	$—	$527,213	$(2,447)	$(6,373)	$1,287,738	$1,806,131
Net income	—	—	—	—	—	394,706	394,706
Foreign currency translation adjustment	—	—	—	—	(24,604)	—	(24,604)
Net unrealized gain on derivatives (net of taxes of $1.3 million)	—	—	—	—	10,558	—	10,558

Total comprehensive income	—	—	—	—	—	—	380,660
Issuance of restricted shares	364,123	—	—	—	—	—	—
Exercise of employee share options	1,142,083	—	8,143	—	—	—	8,143
Equity compensation expense	—	—	21,579	—	—	—	21,579
Tax benefits on exercise of share options	—	—	29,653	—	—	—	29,653
Purchase of Treasury Shares	(11,022)	—	—	(1,037)	—	—	(1,037)

Balance at September 27, 2014	205,756,764	$—	$586,588	$(3,484)	$(20,419)	$1,682,444	$2,245,129

See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	September 27, 2014	September 28, 2013
Cash flows from operating activities
Net income	$394,706	$270,804
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,062	34,032
Loss on disposal of fixed assets	1,762	1,992
Unrealized foreign exchange loss	3,745	276
Income earned on joint venture	(311)	—
Amortization of deferred financing costs	374	373
Amortization of deferred rent	3,146	3,561
Deferred income taxes	(5,402)	473
Equity compensation expense	21,579	13,137
Tax benefits on exercise of share options	(29,653)	(40,307)
Change in assets and liabilities:
Receivables, net	(39,090)	(20,476)
Inventories	(201,045)	(135,425)
Prepaid expenses and other current assets	(65,369)	(13,604)
Other assets	(2,664)	(3,892)
Accounts payable	48,241	36,090
Accrued expenses and other current liabilities	(9,414)	18,669
Other long-term liabilities	14,647	15,783

Net cash provided by operating activities	198,314	181,486

Cash flows from investing activities
Capital expenditures	(157,403)	(73,580)
Investment in Joint Venture	(2,940)	—
Purchase of intangible assets	(12,060)	(14,688)

Net cash used in investing activities	(172,403)	(88,268)

Cash flows from financing activities
Repayments of borrowings under revolving credit agreement	—	(18,361)
Borrowings under revolving credit agreement	—	18,361
Exercise of employee share options	8,143	13,043
Purchase of Treasury Shares	(1,037)	—
Tax benefits on exercise of share options	29,653	40,307
Payment of deferred financing costs	—	(176)

Net cash provided by financing activities	36,759	53,174

Effect of exchange rate changes on cash and cash equivalents	(5,422)	(62)

Net increase in cash and cash equivalents	57,248	146,330
Beginning of period	955,145	472,511

End of period	$1,012,393	$618,841

Supplemental disclosures of cash flow information
Cash paid for interest	$341	$260
Cash paid for income taxes	$240,686	$139,937
Supplemental disclosure of noncash investing and financing activities
Accrued capital expenditures	$31,044	$14,477

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

The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements as of September 27, 2014, and for the three and six months ended September 27, 2014 and September 28, 2013, are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The interim financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended March 29, 2014, as filed with the Securities and Exchange Commission on May 28, 2014, in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full fiscal year.

The Company utilizes a 52 to 53 week fiscal year ending on the Saturday closest to March 31. As such, the term “Fiscal Year” or “Fiscal” refers to the 52-week or 53-week period, ending on that day. The results for the three and six months ended September 27, 2014 and September 28, 2013, are based on a 13-week and 26-week period, respectively.

During September 2014, the Company completed a secondary offering of 11,629,627 ordinary shares at a price of $76.75 per share. Similar to the Company’s previous offerings, the Company did not receive any of the proceeds related to the sale of these shares and incurred approximately $0.7 million in fees related to the secondary offering which were charged to selling, general and administrative expenses during the second quarter of Fiscal 2015. As a result of the secondary offering, Sportswear Holdings Limited (the Company’s former parent) no longer has any ownership interest in the Company.

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

The Company designates the majority of these forward currency contracts as hedges for hedge accounting purposes which are related to the purchase of inventory. Accordingly, the effective portion of changes in the fair value for contracts entered into during the six months ended September 27, 2014, designated as hedges, are recorded in equity as a component of accumulated other comprehensive income, and to cost of sales for any portion of those contracts deemed ineffective. The Company will continue to record changes in the fair value of hedge designated contracts in this manner until their maturity, where the unrealized gain or loss will be recognized into earnings in that period. For those contracts that are entered into that are not designated as hedges, changes in the fair value, as of each balance sheet date and upon maturity, are recorded in other income, within the Company’s consolidated statements of operations. During the six months ended September 27, 2014, a gain of approximately $0.2 million related to the change in fair value of these contracts was recorded in other income. In addition, the net unrealized gain related to contracts designated as hedges for $10.6 million, was charged to equity as a component of accumulated other comprehensive income during the six months ended September 27, 2014. For the six months ended September 27, 2014, amounts related to the ineffectiveness of these contracts were de minimis. The following table details the fair value of these contracts as of September 27, 2014, and March 29, 2014 (in thousands):

	September 27, 2014	March 29, 2014
Prepaid expenses and other current assets	$10,604	$12
Accrued expenses and other current liabilities	$(385)	$(1,875)

The Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. In attempts to mitigate counterparty credit risk, the Company enters into contracts with carefully selected financial institutions based upon their credit ratings and certain other financial factors, adhering to established limits for credit exposure. The aforementioned forward contracts generally have a term of no more than 12 months. The period of these contracts is directly related to the foreign transaction they are intended to hedge. The notional amount of these contracts outstanding at September 27, 2014 was approximately $194.0 million, which was comprised predominately of those designated as hedges.

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

The components of the calculation of basic net income per ordinary share and diluted net income per ordinary share are as follows (in thousands except share and per share data):

	Three Months Ended		Six Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Numerator:
Net Income	$206,990	$145,808	$394,706	$270,804

Denominator:
Basic weighted average ordinary shares	204,464,952	202,560,870	204,107,262	202,686,313
Weighted average dilutive share equivalents:
Share options and restricted shares/units	2,967,298	2,593,822	3,196,985	2,860,878

Diluted weighted average ordinary shares	207,432,250	205,154,692	207,304,247	205,547,191

Basic net income per ordinary share	$1.01	$0.72	$1.93	$1.34

Diluted net income per ordinary share	$1.00	$0.71	$1.90	$1.32

Share equivalents for the three and six months ended September 27, 2014 for 231,893 shares and 135,720 shares, respectively, have been excluded from the above calculation as they were anti-dilutive. Share equivalents for the three and six months ended September 28, 2013 for 86,516 shares and 75,116 shares, respectively, have been excluded from the above calculation as they were anti-dilutive.

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

3. Receivables, net

Receivables, net consist of (in thousands):

	September 27, 2014	March 29, 2014
Trade receivables:
Credit risk assumed by factors/insured	$326,284	$261,900
Credit risk retained by Company	65,023	109,094
Receivables due from licensees	30,436	11,302

	421,743	382,296
Less allowances:	(74,921)	(68,241)

	$346,822	$314,055

The Company has historically assigned a substantial portion of its trade receivables to factors in the United States and Europe whereby the factors assumed credit risk with respect to such receivables assigned. Under the factor agreements, factors bear the risk of loss from the financial inability of the customer to pay the trade receivable when due, up to such amounts as accepted by the factor; but not the risk of non-payment of such trade receivable for any other reason. Beginning in July 2012, the Company assumed responsibility for a large portion of previously factored accounts receivable balances the majority of which were insured at September 27, 2014. The Company provides an allowance for such non-payment risk at the time of sale, which is recorded as an offset to revenue.

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

The allowance for doubtful accounts is determined through analysis of periodic aging of receivables for which credit risk is not assumed by the factors, or which are not covered under insurance, and assessments of collectability based on an evaluation of historic and anticipated trends, the financial conditions of the Company’s customers and the impact of general economic conditions. The past due status of a receivable is based on its contractual terms. Amounts deemed uncollectible are written off against the allowance when it is probable the amounts will not be recovered. Allowances for doubtful accounts were $1.1 million and $1.5 million, at September 27, 2014 and March 29, 2014, respectively.

4. Property and Equipment, net

Property and equipment, net consist of (in thousands):

	September 27, 2014	March 29, 2014

Furniture and fixtures	$136,046	$108,757
Equipment	51,619	31,683
Computer equipment and software	75,851	50,646
In-store shops	147,112	123,637
Leasehold improvements	249,951	216,451

	660,579	531,174
Less: accumulated depreciation and amortization	(283,087)	(234,381)

	377,492	296,793
Construction-in-progress	76,344	53,885

	$453,836	$350,678

Depreciation and amortization of property and equipment for the three and six months ended September 27, 2014, was $32.2 million and $59.6 million, respectively, and for the three and six months ended September 28, 2013, was $17.5 million and $33.1 million, respectively.

5. Intangible Assets and Goodwill

The following table discloses the carrying values of intangible assets and goodwill (in thousands):

	September 27, 2014			March 29, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Trademarks	$23,000	$13,419	$9,581	$23,000	$12,845	$10,155
Lease Rights	50,135	6,438	43,697	41,748	3,869	37,879
Goodwill	14,005	—	14,005	14,005	—	14,005

	$87,140	$19,857	$67,283	$78,753	$16,714	$62,039

The trademarks relate to the Company’s brand name and are amortized over twenty years. Lease rights are amortized over the respective terms of the underlying lease. Amortization expense was $1.9 million and $3.5 million, respectively, for the three and six months ended September 27, 2014, and $0.5 million and $1.0 million, respectively, for the three and six months ended September 28, 2013.

Goodwill is not amortized but will be evaluated for impairment in the last quarter of Fiscal 2015, or whenever impairment indicators exist. There were no charges related to the impairment of goodwill in the periods presented.

Estimated amortization expense for each of the next five years is as follows (in thousands):

Remainder of Fiscal 2015	$3,946
Fiscal 2016	8,357
Fiscal 2017	8,355
Fiscal 2018	8,321
Fiscal 2019	7,368
Thereafter	16,931

$53,278

6. Credit Facilities

Senior Unsecured Revolving Credit Facility

On February 8, 2013, the Company entered into a senior unsecured credit facility (“2013 Credit Facility”). Pursuant to the agreement the 2013 Credit Facility provides for up to $200.0 million of borrowings, and expires on February 8, 2018. The agreement also provides for loans and letters of credit to the Company’s European subsidiaries of up to $100.0 million. The 2013 Credit Facility contains financial covenants such as requiring an adjusted leverage ratio of 3.5 to 1.0 (with the ratio being total consolidated indebtedness plus 8.0 times consolidated rent expense to EBITDA plus consolidated rent expense) and a fixed charge coverage ratio of 2.0 to 1.0 (with the ratio being EBITDA plus consolidated rent expense to the sum of fixed charges plus consolidated rent expense), restricts and limits additional indebtedness, and restricts the incurrence of additional liens and cash dividends. As of September 27, 2014, the Company was in compliance with all covenants related to this agreement.

Borrowings under the 2013 Credit Facility accrue interest at the rate per annum announced from time to time by the agent at a rate based on the rates applicable for deposits in the London interbank market for U.S. Dollars or the applicable currency in which the loans are made (the “Adjusted LIBOR”) plus an applicable margin. The applicable margin may range from 1.25% to 1.75%, and is based, or dependent upon, a particular threshold related to the adjusted leverage ratio calculated during the period of borrowing. The 2013 Credit Facility requires an annual facility fee of $0.1 million, and an annual commitment fee of 0.25% to 0.35% on the unused portion of the available credit under the facility.

As of September 27, 2014, there were no amounts outstanding under the 2013 Credit Facility, and there were no amounts borrowed during the six months ended September 27, 2014. The amount available for future borrowings under this agreement was $188.4 million at September 27, 2014. At September 27, 2014, there were stand-by letters of credit of $11.6 million.

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

The Company has historically entered into forward exchange contracts to hedge the foreign currency exposure for certain inventory purchases from its manufacturers in Europe and Asia, as well as commitments for certain services. The forward contracts that are used for these purposes mature in twelve months or less, consistent with the related planned purchases or services. The Company attempts to hedge the majority of its total anticipated European and Asian purchase and service contracts. Realized gains and losses applicable to derivatives used for inventory purchases are recognized in cost of sales, and those applicable to other services are recognized in selling, general and administrative expenses (see Note 2 Summary of Significant Accounting Policies- Derivative Financial Instruments, for further detail regarding hedge accounting treatment as it relates to gains and losses). At September 27, 2014, the fair value of the Company’s foreign currency forward contracts, the Company’s only derivatives, were valued using broker quotations which were calculations derived from observable market information: the applicable currency forward rates at the balance sheet date and those forward rates particular to the contract at inception. The Company makes no adjustments to these broker obtained quotes or prices, but does assess the credit risk of the counterparty and would adjust the provided valuations for counterparty credit risk when appropriate. The fair value of the forward contracts are included in prepaid expenses and other current assets, and in accrued expenses and other current liabilities in the consolidated balance sheets, depending on whether they represent assets or (liabilities) to the Company. All contracts are categorized in Level 2 of the fair value hierarchy as shown in the following table:

		Fair value at September 27, 2014, using:
(In thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts- Euro to U.S. Dollar	$10,404	$—	$10,404	$—
Foreign currency forward contracts- Canadian Dollar to U.S. Dollar	200	—	200	—
Foreign currency forward contracts- U.S. Dollar to Euro	(385)	—	(385)	—

Total	$10,219	$—	$10,219	$—

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

The following table summarizes the impact of the effective portion of gains and losses of the forward contracts designated as hedges for the three and six months ended September 27, 2014 (in thousands):

	Three Months Ended September 27, 2014		Six Months Ended Septeber 27, 2014
	Pre-Tax Gain Recognized in OCI (Effective Portion)	(Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax Gain Recognized in OCI (Effective Portion)	(Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)

Forward currency exchange contracts	$10,222	$(249)	$11,895	$(1,383)

The following table summarizes the impact of the effective portion of gains and losses of the forward contracts designated as hedges for the three and six months ended September 28, 2013:

	Three Months Ended September 28, 2013		Six Months Ended Septeber 28, 2013
	Pre-Tax (Loss) Recognized in OCI (Effective Portion)	Gain Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax (Loss) Recognized in OCI (Effective Portion)	Gain Reclassified from Accumulated OCI into Earnings (Effective Portion)

Forward currency exchange contracts	$(2,892)	$227	$(3,513)	$555

10. Share-Based Compensation

The Company issues equity grants to certain employees and directors of the Company at the discretion of the Company’s Compensation Committee. The Company has two equity plans, one adopted in Fiscal 2008, the Michael Kors (USA), Inc. Stock Option Plan (as amended and restated, the “2008 Plan”), and the other adopted in the third fiscal quarter of Fiscal 2012, the Michael Kors Holdings Limited Omnibus Incentive Plan (the “2012 Plan”). The 2008 Plan provided for the granting of share options only and was authorized to issue up to 23,980,823 ordinary shares. Subsequent to the adoption of the 2012 Plan, there were no shares available for the granting of equity awards under the 2008 Plan. The 2012 Plan allows for the granting of share options, restricted shares and restricted share units, and other equity awards, and authorizes a total issuance of up to 15,246,000 ordinary shares. At September 27, 2014, there were 10,701,997 ordinary shares available for the granting of equity awards under the 2012 Plan. Option grants issued from the 2008 Plan generally expire ten years from the date of the grant, and those issued under the 2012 Plan generally expire seven years from the date of the grant.

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

The following table summarizes the share option activity during the six months ended September 27, 2014, and information about options outstanding at September 27, 2014:

	Number of Options	Weighted Average Exercise price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at March 29, 2014	8,377,928	$13.69
Granted	724,746	$92.73
Exercised	(1,142,083)	$7.13
Canceled/forfeited	(126,703)	$29.20

Outstanding at September 27, 2014	7,833,888	$21.70	5.84	$405,430

Vested or expected to vest at September 27, 2014	7,677,210	$21.70	5.84

Vested and exercisable at September 27, 2014	3,388,805	$10.26	5.56	$207,492

There were 4,445,083 non-vested and 3,388,805 vested outstanding options at September 27, 2014. The total intrinsic value of options exercised during the six months ended September 27, 2014 was $91.9 million, and the cash received from options exercised during this period was $8.1 million. The total intrinsic value of options exercised during the six months ended September 28, 2013 was $128.5 million, and the cash received from options exercised during this period was $13.0 million. As of September 27, 2014, the remaining unrecognized share-based compensation expense for non-vested share options to be expensed in future periods is $39.1 million, and the related weighted-average period over which it is expected to be recognized is approximately 3.0 years.

The weighted average grant date fair value for options granted during the three and six months ended September 27, 2014 was $26.63 and $28.66, respectively, and for the three and six months ended September 28, 2013 was $27.46 and $24.93, respectively. The following table represents assumptions used to estimate the fair value of options:

	Three Months Ended		Six Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility factor	33.1%	43.3%	33.3%	46.1%
Weighted average risk-free interest rate	1.6%	1.5%	1.5%	1.0%
Expected life of option	4.75 years	4.75 years	4.75 years	4.75 years

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

The following table summarizes restricted shares under the 2012 Plan as of September 27, 2014 and changes during the fiscal period then ended:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at March 29, 2014	657,853	$38.38
Granted	378,975	$93.08
Vested	(45,489)	$62.18
Canceled/forfeited	(19,222)	$61.06

Unvested at September 27, 2014	972,117	$57.73

The total fair value of restricted shares vested during the six months ended September 27, 2014 was $5.8 million. The total fair value of restricted shares vested during the six months ended September 28, 2013 was $0.1 million. As of September 27, 2014, the remaining unrecognized share-based compensation expense for non-vested restricted share grants to be expensed in future periods is $47.0 million, and the related weighted-average period over which it is expected to be recognized is approximately 3.18 years.

The following table summarizes restricted share units under the 2012 Plan as of September 27, 2014 and changes during the fiscal period then ended:

	Number of Unvested Restricted Units	Weighted Average Grant Date Fair Value
Unvested at March 29, 2014	199,779	$58.31
Granted	239,311	$81.88
Vested	(4,370)	$68.65
Canceled/forfeited	(1,446)	$62.24

Unvested at September 27, 2014	433,274	$71.21

As of September 27, 2014, the remaining unrecognized share-based compensation expense for non-vested restricted share units to be expensed in future periods is $21.4 million, and the related weighted-average period over which it is expected to be recognized is approximately 2.27 years.

Compensation expense attributable to share-based compensation for the three and six months ended September 27, 2014 was approximately $13.4 million and $21.6 million, respectively. Compensation expense attributable to share-based compensation for the three and six months ended September 28, 2013 was approximately $7.6 million and $13.1 million, respectively. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate since the inception of stock option granting. The estimated value of future forfeitures for equity grants as of September 27, 2014 is approximately $1.6 million.

11. Segment Information

The Company operates its business through three operating segments—Retail, Wholesale and Licensing—which are based on its business activities and organization. The operating segments are segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources, as well as in assessing performance. The primary key performance indicators are net sales or revenue (in the case of Licensing) and operating income for each segment. The Company’s reportable segments represent channels of distribution that offer similar merchandise, customer experience and sales/marketing strategies. Sales of the Company’s products through Company owned stores for the Retail segment include “Collection,” “Lifestyle” including “concessions,” and outlet stores located throughout North America, Europe, and Japan. Products sold through the Retail segment include women’s apparel, accessories (which include handbags and small leather goods such as wallets), footwear and licensed products, such as watches, jewelry, fragrances and eyewear. The Wholesale segment includes sales primarily to major department stores and specialty shops throughout North America and Europe. Products sold through the Wholesale segment include accessories (which include handbags and small leather goods such as wallets), footwear and women’s and men’s apparel. The Licensing segment includes royalties earned on licensed products and use of the Company’s trademarks, and rights granted to third parties for the right to sell the Company’s products in certain geographical regions such as the South Pacific, the Middle East, Eastern Europe, Latin America and the Caribbean, as well as throughout all of Asia. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. Corporate overhead expenses are allocated to the segments based upon specific usage or other allocation methods.

The Company has allocated $12.1 million and $1.9 million of its recorded goodwill to its Wholesale and Licensing segments, respectively. The Company does not have identifiable assets separated by segment. The following table presents the key performance information of the Company’s reportable segments (in thousands):

	Three Months Ended		Six Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Revenue:
Net sales: Retail	$495,579	$355,573	$975,821	$681,245
Wholesale	514,090	351,871	920,885	642,447
Licensing	46,936	32,859	79,053	57,470

Total revenue	$1,056,605	$740,303	$1,975,759	$1,381,162

Income from operations:
Retail	$127,334	$103,133	$270,023	$206,247
Wholesale	156,672	98,531	274,324	179,577
Licensing	21,552	19,796	37,982	33,198

Income from operations	$305,558	$221,460	$582,329	$419,022

Depreciation and amortization expense for each segment are as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Depreciation and amortization:
Retail	$22,022	$10,716	$39,987	$20,433
Wholesale	11,723	7,223	22,498	13,374
Licensing	319	118	577	225

Total depreciation and amortization	$34,064	$18,057	$63,062	$34,032

Total revenue (as recognized based on country of origin), and long-lived assets by geographic location of the consolidated Company are as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Revenue:
North America (U.S. and Canada)	$802,226	$618,277	$1,521,115	$1,169,831
Europe	237,924	114,049	423,421	195,528
Other regions	16,455	7,977	31,223	15,803

Total revenue	$1,056,605	$740,303	$1,975,759	$1,381,162

	As of
	September 27, 2014	March 29, 2014
Long-lived assets:
North America (U.S. and Canada)	$357,329	$283,162
Europe	141,419	108,074
Other regions	8,366	7,476

Total Long-lived assets:	$507,114	$398,712

12. Other income

Other income consists of the following (in thousands):

	Three Months Ended	Six Months Ended
	September 27, 2014	September 27, 2014
Income earned on joint venture	$(108)	$(311)
Income related to anti-counterfeit program	(898)	(1,038)
Net unrealized gains on foreign currency forward contracts	(1,045)	(197)

Total Other income	$(2,051)	$(1,546)

There were no amounts related to Other income during the three and six months ended September 28, 2013.

13. Agreements with Shareholders and Related Party Transactions

The Company or its chief executive officer may arrange a plane owned by Sportswear Holdings Limited or its affiliates to be used for the Company’s directors and senior management for purposes of business travel on terms and conditions not less favorable to the Company than it would receive in an arm’s-length transaction with a third party. To the extent the Company’s chief executive officer enters into such an arrangement for business travel, the Company will reimburse him for the actual market price paid for the use of such plane. During the six months ended September 27, 2014, and September 28, 2013, the Company chartered this plane from Sportswear Holdings Limited for business purposes, the amounts of which were paid in cash and charged to operating expenses. Amounts charged to the Company in connection with these services were approximately $1.0 million and $0.8 million, for the six months ended September 27, 2014, and September 28, 2013, respectively.

The Company’s Chief Creative Officer, Michael Kors, and the Company’s Chief Executive Officer, John Idol, and certain of the Company’s former shareholders, including Sportswear Holdings Limited, jointly own Michael Kors Far East Holdings Limited, a BVI company. During Fiscal 2012, the Company entered into certain licensing agreements with certain subsidiaries of Michael Kors Far East Holdings Limited (the “Licensees”) which provide the Licensees with certain exclusive rights for use of the Company’s trademarks within China, Hong Kong, Macau and Taiwan, and to import, sell, advertise and promote certain of the Company’s products in these regions, as well as to own and operate stores which bear the Company’s tradenames. The agreements between the Company and subsidiaries of Michael Kors Far East Holdings Limited expire on March 31, 2041, and may be terminated by the Company at certain intervals if certain minimum sales benchmarks are not met. For the six months ended September 27, 2014 and September 28, 2013, there were approximately $1.9 million and $0.4 million, respectively, of royalties earned under these agreements. These royalties were driven by Licensee sales (of the Company’s goods) to their customers of approximately $42.0 million, and $9.5 million, for the six months ended September 27, 2014 and September 28, 2013, respectively. In addition, the Company sells certain inventory items to the Licensees through its wholesale segment at terms consistent with those of similar licensees in the region. During the six months ended September 27, 2014 and September 28, 2013, amounts recognized as net sales in the Company’s consolidated statements of operations and other comprehensive income, related to these sales, were approximately $12.4 million and $3.1 million, respectively.

The Company routinely purchases certain inventory from a manufacturer owned by one of its former directors. Amounts purchased during the six months ended September 27, 2014, and September 28, 2013, were $6.7 million and $3.4 million, respectively.

14. Subsequent Events

On October 24, 2014, the Company purchased an aircraft from a former board member (who resigned on September 10, 2014) in the amount of $16.5 million. The purchase price was the fair market value of the aircraft at the purchase date and was no less favorable to the Company than it would have received in an arm’s-length transaction. The aircraft was purchased for purposes of business travel for the Company’s executives, and was recorded as a fixed asset in the Company’s consolidated balance sheets.

On October 30, 2014, the Company’s Board of Directors authorized a $1.0 billion share repurchase program. The program allows for the repurchasing of the Company’s ordinary shares either in the open market or through privately negotiated transactions. The program authorizes repurchases for a two year period and may be suspended or discontinued at any time. Share repurchasing will be subject to market conditions, applicable legal requirements, as well as trading restrictions under the Company’s insider trading policy, and other relevant factors. The Company will account for any repurchased shares as treasury shares.

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

We operate our business in three segments—retail, wholesale and licensing—and we have a strategically controlled global distribution network focused on company-operated retail stores, leading department stores, specialty stores and select licensing partners. As of September 27, 2014, our retail segment included 320 North American retail stores, including concessions, and 153 international retail stores, including concessions, in Europe and Japan. As of September 27, 2014, our wholesale segment included wholesale sales through approximately 2,548 department store and specialty store doors in North America and wholesale sales through approximately 1,412 department store and specialty store doors internationally. Our remaining revenue is generated through our licensing segment, through which we license to third parties certain production, sales and/or distribution rights. During the six months ended September 27, 2014, our licensing segment accounted for approximately 4.0% of our total revenue and consisted of royalties earned on licensed products and our geographic licenses.

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

Segment Information

We generate revenue through three business segments: retail, wholesale and licensing. The following table presents our revenue and income from operations by segment for the three and six months ended September 27, 2014 and September 28, 2013 (in thousands):

	Three Months Ended		Six Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Revenue:
Net sales: Retail	$495,579	$355,573	$975,821	$681,245
Wholesale	514,090	351,871	920,885	642,447
Licensing	46,936	32,859	79,053	57,470

Total revenue	$1,056,605	$740,303	$1,975,759	$1,381,162

Income from operations:
Retail	$127,334	$103,133	$270,023	$206,247
Wholesale	156,672	98,531	274,324	179,577
Licensing	21,552	19,796	37,982	33,198

Income from operations	$305,558	$221,460	$582,329	$419,022

Retail

We sell our products, as well as licensed products bearing our name, directly to the end consumer through our retail stores and concessions throughout North America, Europe, and Japan. We have three primary retail store formats: collection stores, lifestyle stores and outlet stores. Our collection stores are located in highly prestigious shopping areas, while our lifestyle stores are located in well-populated commercial shopping locations and leading regional shopping centers. Our outlet stores, which are generally in outlet centers, extend our reach to additional consumer groups. In addition to these three retail store formats, we operate concessions in a select number of department stores in North America, Europe and Japan. The following table presents the growth in our network of retail stores for the three and six months ended September 27, 2014 and September 28, 2013:

	Three Months Ended		Six Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Full price retail stores including concessions:
Number of stores	329	237	329	237
Increase during period	22	18	50	36
Percentage increase vs. prior year	38.8%	31.7%	38.8%	31.7%
Total gross square footage	714,443	485,250	714,443	485,250
Average square footage per store	2,172	2,047	2,172	2,047

Outlet stores:
Number of stores	144	115	144	115
Increase during period	8	6	18	12
Percentage increase vs. prior year	25.2%	29.2%	25.2%	29.2%
Total gross square footage	461,703	339,177	461,703	339,177
Average square footage per store	3,206	2,949	3,206	2,949

The following table presents the geographic locations of our retail stores at the periods then ended:

	September 27, 2014	September 28, 2013
Store Count By Region:
North America	320	264
Europe	111	57
Japan	42	31

Total	473	352

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

The following table presents the growth in our network of full-price wholesale doors during the three and six months ended September 27, 2014 and September 28, 2013:

	Three Months Ended		Six Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Number of full-price wholesale doors	3,960	3,491	3,960	3,491
Increase during period	98	242	232	242
Percentage increase vs. prior year	13.4%	21.1%	13.4%	21.1%

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

Key Performance Indicators and Statistics

We use a number of key indicators of operating results to evaluate our performance, including the following (dollars in thousands):

	Three Months Ended		Six Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Total revenue	$1,056,605	$740,303	$1,975,759	$1,381,162
Gross profit as a percent of total revenue	61.0%	60.8%	61.6%	61.3%
Income from operations	$305,558	$221,460	$582,329	$419,022
Retail net sales- North America	$370,999	$294,368	$744,558	$569,738
Retail net sales- Europe	$108,125	$53,228	$200,040	$95,704
Retail net sales- Japan	$16,455	$7,977	$31,223	$15,803
Increase in comparable store net sales- North America	10.8%	20.7%	14.7%	22.6%
Increase in comparable store net sales- Europe	41.1%	45.2%	47.1%	49.9%
Increase in comparable store net sales- Japan	52.9%	15.3%	50.9%	18.8%

Wholesale net sales- North America	$400,678	$291,050	$727,721	$542,623
Wholesale net sales- Europe	$113,412	$60,821	$193,164	$99,824

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

Other income includes the mark-to-market (fair value) on our forward currency contracts not designated as hedges, income or loss earned on our joint venture, and proceeds received related to our anti-counterfeiting efforts. Future amounts may include any miscellaneous activities not directly related to our operations.

Interest expense, net represents interest and fees on our revolving credit facilities and letters of credit (see “Liquidity and Capital Resources” for further detail on our credit facilities), as well as amortization of deferred financing costs, offset by interest earned on highly liquid investments (investments purchased with an original maturity of six months or less, classified as cash equivalents), as well as interest income earned on the loan to our joint venture.

Foreign currency loss represents unrealized income or loss from the re-measurement of monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries.

Results of Operations

Comparison of the three months ended September 27, 2014 with the three months ended September 28, 2013

The following table details the results of our operations for the three months ended September 27, 2014 and for the three months ended September 28, 2013, and expresses the relationship of certain line items to total revenue as a percentage (dollars in thousands):

	Three Months Ended				% of Total Revenue for the three	% of Total Revenue for the three
	September 27, 2014	September 28, 2013	$ Change	% Change	months ended September 27, 2014	months ended September 28, 2013

Statements of Operations Data:
Net sales	$1,009,669	$707,444	$302,225	42.7%
Licensing revenue	46,936	32,859	14,077	42.8%

Total revenue	1,056,605	740,303	316,302	42.7%
Cost of goods sold	411,578	290,428	121,150	41.7%	39.0%	39.2%

Gross profit	645,027	449,875	195,152	43.4%	61.0%	60.8%
Selling, general and administrative expenses	305,405	210,358	95,047	45.2%	28.9%	28.4%
Depreciation and amortization	34,064	18,057	16,007	88.6%	3.2%	2.4%

Total operating expenses	339,469	228,415	111,054	48.6%	32.1%	30.9%

Income from operations	305,558	221,460	84,098	38.0%	28.9%	29.9%
Other income	(2,051)	—	(2,051)	—	-0.2%	0.0%
Interest expense, net	72	130	(58)	-44.6%	0.0%	0.0%
Foreign currency loss	3,440	18	3,422	19011.1%	0.3%	0.0%

Income before provision for income taxes	304,097	221,312	82,785	37.4%	28.8%	29.9%
Provision for income taxes	97,107	75,504	21,603	28.6%	9.2%	10.2%

Net income	$206,990	$145,808	$61,182	42.0%

Total Revenue

Total revenue increased $316.3 million, or 42.7%, to $1,056.6 million for the three months ended September 27, 2014, compared to $740.3 million for the three months ended September 28, 2013. The increase was the result of an increase in our comparable and non-comparable retail store sales and wholesale sales, as well as increases in our licensing revenue.

The following table details revenues for our three business segments (dollars in thousands):

	Three Months Ended				% of Total Revenue for the three	% of Total Revenue for the three
	September 27, 2014	September 28, 2013	$ Change	% Change	months ended September 27, 2014	months ended September 28, 2013
Revenue:
Net sales: Retail	$495,579	$355,573	$140,006	39.4%	46.9%	48.0%
Wholesale	514,090	351,871	162,219	46.1%	48.7%	47.5%
Licensing	46,936	32,859	14,077	42.8%	4.4%	4.4%

Total revenue	$1,056,605	$740,303	$316,302

Retail

Net sales from our retail stores increased $140.0 million, or 39.4%, to $495.6 million for the three months ended September 27, 2014, compared to $355.6 million for the three months ended September 28, 2013. We operated 473 retail stores, including concessions, as of September 27, 2014, compared to 352 retail stores, including concessions, as of September 28, 2013. During the three months ended September 27, 2014, our comparable store sales growth increased $51.9 million, or 16.4%, from the three months ended September 28, 2013. The growth in our comparable store sales was primarily due to an increase in sales of our accessories product line during the three months ended September 27, 2014. In addition, the change to our non-comparable store sales were $88.1 million during the three months ended September 27, 2014, which was primarily the result of operating 121 additional stores since September 28, 2013.

Wholesale

Net sales to our wholesale customers increased $162.2 million, or 46.1%, to $514.1 million for the three months ended September 27, 2014, compared to $351.9 million for the three months ended September 28, 2013. The increase in our wholesale net sales occurred primarily as a result of increased sales of our accessories line as well as footwear during the three months ended September 27, 2014, as we continue to enhance our presence in department and specialty stores by converting more doors to shop-in-shops, and in continuing our expansion of our European operations.

Licensing

Revenues earned on our licensing agreements increased $14.1 million, or 42.8%, to $46.9 million for the three months ended September 27, 2014, compared to $32.9 million for the three months ended September 28, 2013. The increase in licensing revenue was primarily due to royalties earned on licensing agreements related to sales of watches, as well as those related to sales of jewelry.

Gross Profit

Gross profit increased $195.2 million, or 43.4%, to $645.0 million during the three months ended September 27, 2014, compared to $449.9 million for the three months ended September 28, 2013. Gross profit as a percentage of total revenue increased to 61.0% during the three months ended September 27, 2014, compared to 60.8% during the three months ended September 28, 2013. The increase in profit margin resulted primarily from increases in gross profit margin of 164 basis points from our wholesale segment, offset, in part, by a decrease in gross profit margin of 51 basis points from our retail segment. The increase in profit margin on our wholesale segment was primarily the result of our European wholesale sales increasing in proportion to our total wholesale sales* as well as a reduction in the cost of certain of our products sold during the quarter ended September 27, 2014, as compared to the quarter ended September 28, 2013. This increase was offset in part by an increase in allowances given during the quarter ended September 27, 2014, as compared to the same quarter last year. The decrease in profit margin in our retail segment resulted primarily from an increase in in-store markdowns during the quarter ended September 27, 2014 as compared to the quarter ended September 28, 2013.

*	European operations typically experience greater gross profit margins than those of the North American wholesale operations.

Total Operating Expenses

Total operating expenses increased $111.1 million, or 48.6%, to $339.5 million during the three months ended September 27, 2014, compared to $228.4 million for the three months ended September 28, 2013. Total operating expenses increased to 32.1% as a percentage of total revenue for the three months ended September 27, 2014, compared to 30.9% for the three months ended September 28, 2013. The components that comprise total operating expenses are explained below.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $95.0 million, or 45.2%, to $305.4 million during the three months ended September 27, 2014, compared to $210.4 million for the three months ended September 28, 2013. Selling, general and administrative expenses increased primarily due to the following: increases in our retail occupancy and salary costs of $48.5 million, an increase in corporate employee-related costs of $21.2 million, an increase in distribution costs of approximately $8.5 million, and an increase in promotional costs (which consist of advertising, marketing and various promotional costs) of $13.1 million. The increase in our retail occupancy and payroll costs was due to operating 473 retail stores versus 352 retail stores in the prior period. The increase in our corporate employee-related costs was due primarily to an increase in our corporate staff to accommodate our North American and international growth. The increase to our distribution expenses was primarily due to our increase in sales which drove our shipping volume. Advertising costs increased primarily due to our continuing expansion into new markets, as well as social media during the three months ended September 27, 2014. Selling, general and administrative expenses as a percentage of total revenue increased to 28.9% during the three months ended September 27, 2014, compared to 28.4% for the three months ended September 28, 2013. The increase as a percentage of total revenue was primarily due to the increase in advertising costs during the three months ended September 27, 2014, as compared to the three months ended September 28, 2013.

Depreciation and Amortization

Depreciation and amortization increased $16.0 million, or 88.6%, to $34.1 million during the three months ended September 27, 2014, compared to $18.1 million for the three months ended September 28, 2013. Increases in depreciation and amortization were primarily due to an increase in the build-out of our new retail locations, new shop-in-shop locations, increase in lease rights purchased for our new European stores, and investments made in our information systems infrastructure to accommodate our growth. Depreciation and amortization increased to 3.2% as a percentage of total revenue during the three months ended September 27, 2014, compared to 2.4% for the three months ended September 28, 2013.

Income from Operations

As a result of the foregoing, income from operations increased $84.1 million, or 38.0%, to $305.6 million during the three months ended September 27, 2014, compared to $221.5 million for the three months ended September 28, 2013. Income from operations as a percentage of total revenue decreased to 28.9% during the three months ended September 27, 2014, compared to 29.9% for the three months ended September 28, 2013.

The following table details income from operations for our three business segments (dollars in thousands):

	Three Months Ended				% of Net Sales/ Revenue for the three	% of Net Sales/ Revenue for the three
	September 27, 2014	September 28, 2013	$ Change	% Change	months ended September 27, 2014	months ended September 28, 2013
Income from operations:
Retail	$127,334	$103,133	$24,201	23.5%	25.7%	29.0%
Wholesale	156,672	98,531	58,141	59.0%	30.5%	28.0%
Licensing	21,552	19,796	1,756	8.9%	45.9%	60.2%

Income from operations	$305,558	$221,460	$84,098

Retail

Income from operations for our retail segment increased $24.2 million, or 23.5%, to $127.3 million during the three months ended September 27, 2014, compared to $103.1 million for the three months ended September 28, 2013. Income from operations as a percentage of net retail sales for the retail segment decreased 3.3% as a percentage of net retail sales to 25.7% during the three months ended September 27, 2014. The decrease in retail income from operations as a percentage of net retail sales was primarily due to an increase in operating costs as a percentage of net retail sales of approximately 2.8% as well as to the decrease in gross profit margin, as described above in the gross profit discussion, of 0.5% during the three months ended September 27, 2014, as compared to the three months ended September 28, 2013. The increase in operating expense as a percentage of net retail sales was largely due to an increase in depreciation and amortization, which primarily relates to new stores and lease rights (key money), as well as certain retail overhead costs.

Wholesale

Income from operations for our wholesale segment increased $58.1 million, or 59.0%, to $156.7 million during the three months ended September 27, 2014, compared to $98.5 million for the three months ended September 28, 2013. Income from operations as a percentage of net wholesale sales for the wholesale segment increased 2.5% as a percentage of net wholesale sales to 30.5% during the three months ended September 27, 2014. This increase as a percentage of net sales was primarily the result of the increase in gross profit margin, described above in the gross profit discussion, as well as a 0.8% decrease in operating expenses as a percent of net wholesale sales during the three months ended September 27, 2014, as compared to the three months ended September 28, 2013.

Licensing

Income from operations for our licensing segment increased $1.8 million, or 8.9%, to $21.6 million during the three months ended September 27, 2014, compared to $19.8 million for the three months ended September 28, 2013. Income from operations as a percentage of licensing revenue for the licensing segment decreased 14.3% as a percentage of licensing revenue to 45.9% during the three months ended September 27, 2014. This decrease as a percentage of licensing revenue was the result of an increase in operating expenses as a percentage of licensing revenue during the three months ended September 27, 2014, as compared to the three months ended September 28, 2013. The increase in operating expenses as a percent of licensing revenue was largely the result of an increase in advertising costs during the three months ended September 27, 2014.

Other income

Other income was $2.1 million for the three months ended September 27, 2014, and was comprised of the following: an unrealized gain of $1.1 million related to mark-to-market of our non-hedge designated forward currency contracts, income of $0.1 million earned on our joint venture, and $0.9 million in income related to our anti-counterfeiting efforts. There were no amounts related to this activity during the period ended September 28, 2013.

Foreign Currency Loss

Foreign currency loss during the three months ended September 27, 2014 was $3.4 million. The loss during the three months ended September 27, 2014 was primarily due to the strengthening of the U.S. dollar relative to the Euro, which impacted the re-measurement of dollar-denominated intercompany loans with certain of our subsidiaries. There were no balances on these notes during the quarter ended September 28, 2013.

Provision for Income Taxes

We recognized $97.1 million of income tax expense during the three months ended September 27, 2014, compared with $75.5 million for the three months ended September 28, 2013. Our effective tax rate for the three months ended September 27, 2014, was 31.9%, compared to 34.1% for the three months ended September 28, 2013. The decrease in our effective tax rate was primarily due to the increase in taxable income in certain of our non-U.S. subsidiaries during the three months ended September 27, 2014, which are subject to lower statutory income tax rates. Given that certain of our non-U.S. operations have become consistently profitable, we expect this impact on our combined, consolidated effective rate to continue.

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

Net Income

As a result of the foregoing, our net income increased $61.2 million, or 42.0%, to $207.0 million during the three months ended September 27, 2014, compared to $145.8 million for the three months ended September 28, 2013.

Comparison of the six months ended September 27, 2014 with the six months ended September 28, 2013

The following table details the results of our operations for the six months ended September 27, 2014 and for the six months ended September 28, 2013, and expresses the relationship of certain line items to total revenue as a percentage (dollars in thousands):

	Six Months Ended				% of Total Revenue for the six	% of Total Revenue for the six
	September 27, 2014	September 28, 2013	$ Change	% Change	months ended September 27, 2014	months ended September 28, 2013

Statements of Operations Data:
Net sales	$1,896,706	$1,323,692	$573,014	43.3%
Licensing revenue	79,053	57,470	21,583	37.6%

Total revenue	1,975,759	1,381,162	594,597	43.1%
Cost of goods sold	759,099	534,016	225,083	42.1%	38.4%	38.7%

Gross profit	1,216,660	847,146	369,514	43.6%	61.6%	61.3%
Selling, general and administrative expenses	571,269	394,092	177,177	45.0%	28.9%	28.5%
Depreciation and amortization	63,062	34,032	29,030	85.3%	3.2%	2.5%

Total operating expenses	634,331	428,124	206,207	48.2%	32.1%	31.0%

Income from operations	582,329	419,022	163,307	39.0%	29.5%	30.3%
Other income	(1,546)	—	(1,546)
Interest expense, net	31	300	(269)	-89.7%	0.0%	0.0%
Foreign currency loss	3,745	276	3,469	1256.9%	0.2%	0.0%

Income before provision for income taxes	580,099	418,446	161,653	38.6%	29.4%	30.3%
Provision for income taxes	185,393	147,642	37,751	25.6%	9.4%	10.7%

Net income	$394,706	$270,804	$123,902	45.8%

Total Revenue

Total revenue increased $594.6 million, or 43.1%, to $1,975.8 million for the six months ended September 27, 2014, compared to $1,381.2 million for the six months ended September 28, 2013. The increase was the result of an increase in our comparable and non-comparable retail store sales and wholesale sales, as well as increases in our licensing revenue.

The following table details revenues for our three business segments (dollars in thousands):

	Six Months Ended				% of Total Revenue for	% of Total Revenue for
	September 27, 2014	September 28, 2013	$ Change	% Change	the six months September 27, 2014	the six months September 28, 2013
Revenue:
Net sales: Retail	$975,821	$681,245	$294,576	43.2%	49.4%	49.3%
Wholesale	920,885	642,447	278,438	43.3%	46.6%	46.5%
Licensing	79,053	57,470	21,583	37.6%	4.0%	4.2%

Total revenue	$1,975,759	$1,381,162	$594,597

Retail

Net sales from our retail stores increased $294.6 million, or 43.2%, to $975.8 million for the six months ended September 27, 2014, compared to $681.2 million for the six months ended September 28, 2013. We operated 473 retail stores, including concessions, as of September 27, 2014, compared to 352 retail stores, including concessions, as of September 28, 2013. During the six months ended September 27, 2014, our comparable store sales growth increased $126.1 million, or 20.2%, from the six months ended September 28, 2013. The growth in our comparable store sales was primarily due to an increase in sales of our accessories product line during the six months ended September 27, 2014. In addition, the change to our non-comparable store sales were $168.5 million during the six months ended September 27, 2014, which was primarily the result of operating 121 additional stores since September 28, 2013.

Wholesale

Net sales to our wholesale customers increased $278.4 million, or 43.3%, to $920.9 million for the six months ended September 27, 2014, compared to $642.4 million for the six months ended September 28, 2013. The increase in our wholesale net sales occurred primarily as a result of increased sales of our accessories line as well as footwear during the six months ended September 27, 2014, as we continue to enhance our presence in department and specialty stores by converting more doors to shop-in-shops, and in continuing our expansion of our European operations.

Licensing

Revenues earned on our licensing agreements increased $21.6 million, or 37.6%, to $79.1 million for the six months ended September 27, 2014, compared to $57.5 million for the six months ended September 28, 2013. The increase in licensing revenue was primarily due to royalties earned on licensing agreements related to sales of watches, as well as those related to sales of jewelry.

Gross Profit

Gross profit increased $369.5 million, or 43.6%, to $1,216.7 million during the six months ended September 27, 2014, compared to $847.1 million for the six months ended September 28, 2013. Gross profit as a percentage of total revenue increased to 61.6% during the six months ended September 27, 2014, compared to 61.3% during the six months ended September 28, 2013. The increase in profit margin resulted primarily from increases in gross profit margin of 119 basis points from our wholesale segment, offset, in part, by a decrease in gross profit margin of 49 basis points from our retail segment. The increase in profit margin on our wholesale segment was primarily the result of our European wholesale sales increasing in proportion to our total wholesale sales during the six months ended September 27, 2014, as compared to the six months ended September 28, 2013. This increase was offset in part by an increase in allowances during the six months ended September 27, 2014 as compared to the six months ended September 28, 2013. The decrease in profit margin in our retail segment resulted primarily from an increase in in-store markdowns during the six months ended September 27, 2014 as compared to the six months ended September 28, 2013.

Total Operating Expenses

Total operating expenses increased $206.2 million, or 48.2%, to $634.3 million during the six months ended September 27, 2014, compared to $428.1 million for the six months ended September 28, 2013. Total operating expenses increased to 32.1% as a percentage of total revenue for the six months ended September 27, 2014, compared to 31.0% for the six months ended September 28, 2013. The components that comprise total operating expenses are explained below.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $177.2 million, or 45.0%, to $571.3 million during the six months ended September 27, 2014, compared to $394.1 million for the six months ended September 28, 2013. Selling, general and administrative expenses increased primarily due to the following: increases in our retail occupancy and salary costs of $98.8 million, an increase in corporate employee-related costs of $37.6 million, an increase in distribution costs of approximately $18.4 million, and an increase in promotional costs (which consist of advertising, marketing and various promotional costs) of $15.5 million. The increase in our retail occupancy and payroll costs was due to operating 473 retail stores versus 352 retail stores in the prior period. The increase in our corporate employee-related costs was due primarily to an increase in our corporate staff to accommodate our North American and international growth. The increase to our distribution expenses was primarily due to our increase in our sales, which drove our shipping volume, as well as the inefficiencies related to the implementation of our material handling equipment which has impaired our ability to ship at full capacity and in an optimal fashion since the end of the second fiscal quarter of Fiscal 2014, and continued to do so through the first fiscal quarter of fiscal 2015. Advertising costs increased primarily due to our continuing expansion into new markets, as well as social media during the six months ended September 27, 2014. Selling, general and administrative expenses as a percentage of total revenue increased to 28.9% during the six months ended September 27, 2014, compared to 28.5% for the six months ended September 28, 2013. The increase as a percentage of total revenue was primarily due to the increase in our retail overhead and distribution costs during the six months ended September 27, 2014, as compared to the six months ended September 28, 2013.

Depreciation and Amortization

Depreciation and amortization increased $29.0 million, or 85.3%, to $63.1 million during the six months ended September 27, 2014, compared to $34.0 million for the six months ended September 28, 2013. Increases in depreciation and amortization were primarily due to an increase in the build-out of our new retail locations, new shop-in-shop locations, increase in lease rights purchased for our new European stores, and investments made in our information systems infrastructure to accommodate our growth. Depreciation and amortization increased to 3.2% as a percentage of total revenue during the six months ended September 27, 2014, compared to 2.5% for the six months ended September 28, 2013.

Income from Operations

As a result of the foregoing, income from operations increased $163.3 million, or 39.0%, to $582.3 million during the six months ended September 27, 2014, compared to $419.0 million for the six months ended September 28, 2013. Income from operations as a percentage of total revenue decreased to 29.5% during the six months ended September 27, 2014, compared to 30.3% for the six months ended September 28, 2013.

The following table details income from operations for our three business segments (dollars in thousands):

	Six Months Ended				% of Net Sales/ Revenue for	% of Net Sales/ Revenue for
	September 27, 2014	September 28, 2013	$ Change	% Change	the six months September 27, 2014	the six months September 28, 2013
Income from operations:
Retail	$270,023	$206,247	$63,776	30.9%	27.7%	30.3%
Wholesale	274,324	179,577	94,747	52.8%	29.8%	28.0%
Licensing	37,982	33,198	4,784	14.4%	48.0%	57.8%

Income from operations	$582,329	$419,022	$163,307

Retail

Income from operations for our retail segment increased $63.8 million, or 30.9%, to $270.0 million during the six months ended September 27, 2014, compared to $206.2 million for the six months ended September 28, 2013. Income from operations as a percentage of net retail sales for the retail segment decreased 2.6% as a percentage of net retail sales to 27.7% during the six months ended September 27, 2014. The decrease in retail income from operations as a percentage of net retail sales was primarily due to an increase in operating costs as a percentage of net retail sales of approximately 2.1% as well as to the decrease in gross profit margin, as described above in the gross profit discussion, during the six months ended September 27, 2014, as compared to the six months ended September 28, 2013. The increase in operating expense as a percentage of net retail sales was largely due to an increase in depreciation and amortization, which primarily relates to new stores and lease rights (key money), as well as certain retail overhead costs.

Wholesale

Income from operations for our wholesale segment increased $94.7 million, or 52.8%, to $274.3 million during the six months ended September 27, 2014, compared to $179.6 million for the six months ended September 28, 2013. Income from operations as a percentage of net wholesale sales for the wholesale segment increased 1.8% as a percentage of net wholesale sales to 29.8% during the six months ended September 27, 2014. This increase as a percentage of net sales was primarily the result of the increase in gross profit margin, described above in the gross profit discussion, as well as a nominal decrease in operating expenses as a percent of net wholesale sales during the six months ended September 27, 2014, as compared to the six months ended September 28, 2013.

Licensing

Income from operations for our licensing segment increased $4.8 million, or 14.4%, to $38.0 million during the six months ended September 27, 2014, compared to $33.2 million for the six months ended September 28, 2013. Income from operations as a percentage of licensing revenue for the licensing segment decreased 9.8% as a percentage of licensing revenue to 48.0% during the six months ended September 27, 2014. This decrease as a percentage of licensing revenue was the result of an increase in operating expenses as a percentage of licensing revenue during the six months ended September 27, 2014, as compared to the six months ended September 28, 2013. The increase in operating expenses as a percent of licensing revenue was largely the result of an increase in advertising expenses as well as certain administrative expenses incurred in connection with the formation of our new licensing operations within Europe during the six months ended September 27, 2014.

Other income

Other income was $1.5 million for the six months ended September 27, 2014, and was comprised of the following: an unrealized gain of $0.2 million related to mark-to-market of our non-hedge designated forward currency contracts, income of $0.3 million earned on our joint venture, and $1.0 million in income related to our anti-counterfeiting efforts. There were no amounts related to this activity during the period ended September 28, 2013.

Foreign Currency Loss

Foreign currency loss during the six months ended September 27, 2014 was $3.7 million as compared to foreign currency loss of $0.3 million during the six months ended September 28, 2013. The loss during the six months ended September 27, 2014 was primarily due to the strengthening of the U.S. dollar relative to the Euro, which impacted the re-measurement of dollar-denominated intercompany loans with certain of our subsidiaries. There were no balances on these notes during the six months ended September 28, 2013, and the $0.3 million loss for the six months then ended was primarily due to the settling of certain of our accounts payable in currencies other than the functional currency of the applicable reporting units.

Provision for Income Taxes

We recognized $185.4 million of income tax expense during the six months ended September 27, 2014, compared with $147.6 million for the six months ended September 28, 2013. Our effective tax rate for the six months ended September 27, 2014, was 32.0%, compared to 35.3% for the six months ended September 28, 2013. The decrease in our effective tax rate was primarily due to the increase in taxable income in certain of our non-U.S. subsidiaries during the six months ended September 28, 2013, which are subject to lower statutory income tax rates. Given that certain of our non-U.S. operations have become consistently profitable, we expect this impact on our combined, consolidated effective rate to continue.

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

Net Income

As a result of the foregoing, our net income increased $123.9 million, or 45.8%, to $394.7 million during the six months ended September 27, 2014, compared to $270.8 million for the six months ended September 28, 2013.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, along with borrowings available under our 2013 Credit Facility (see below discussion regarding “Senior Unsecured Revolving Credit Facility”) and available cash and cash equivalents. Our primary use of this liquidity is to fund our ongoing cash requirements, including working capital requirements, global retail store expansion and renovation, construction and renovation of shop-in-shops, investment in information systems infrastructure and expansion of our distribution and corporate facilities. We believe that the cash generated from our operations, together with borrowings available under our revolving credit facility and available cash and cash equivalents, will be sufficient to meet our working capital needs for the remainder of Fiscal 2015, including investments made and expenses incurred in connection with our store growth plans, shop-in shop growth, continued systems development, as well as web based sales and marketing initiatives. We spent approximately $157.4 million on capital expenditures during the six months ended September 27, 2014, and expect to spend approximately $243.0 million on capital expenditures during the remainder of Fiscal 2015. The majority of these expected expenditures relate to new retail store openings planned for the year, with the remainder being used for investments in connection with developing new shop-in-shops, distribution facilities, build-out of our corporate offices and enhancing our information systems infrastructure. In addition, we plan to spend approximately an additional $35 million during the remainder of Fiscal 2015, on intangible assets related to our European retail store expansion.

The following table sets forth key indicators of our liquidity and capital resources (in thousands):

	As of
	September 27, 2014	March 29, 2014
Balance Sheet Data:
Cash and cash equivalents	$1,012,393	$955,145
Working capital	$1,807,508	$1,468,799
Total assets	$2,689,430	$2,216,973

	Six Months Ended
	September 27, 2014	September 28, 2013
Cash Flows Provided By (Used In):
Operating activities	$198,314	$181,486
Investing activities	(172,403)	(88,268)
Financing activities	36,759	53,174
Effect of exchange rate changes	(5,422)	(62)

Net increase in cash and cash equivalents	$57,248	$146,330

Cash Provided by Operating Activities

Cash provided by operating activities increased $16.8 million to $198.3 million during the six months ended September 27, 2014, as compared to $181.5 million for the six months ended September 28, 2013. The increase in cash flows from operating activities is primarily due to increases in our net income, and is offset, in part, by an increase in cash outflows on our inventory, as well as our prepaid expenses and current assets, during the six months ended September 27, 2014 as compared to the six months ended September 28, 2013. The increase in cash outflows on our inventory occurred primarily due to the increase in our inventory requirements driven by our increase in sales as well as anticipated inventory needs related to our Fiscal 2015 new store openings and launch of our Ecommerce program. The increase in cash outflows on our prepaid expenses and current assets was primarily due to income taxes which were prepaid during the six months ended September 27, 2014.

Cash Used in Investing Activities

Net cash used in investing activities increased $84.1 million to $172.4 million during the six months ended September 27, 2014, as compared to $88.3 million during the six months ended September 28, 2013. The increase in cash used in investing activities is primarily the result of the build-out of our new retail stores, which were constructed during the six months ended September 27, 2014, shop-in-shops we installed during the six months ended September 27, 2014, as well as certain technology initiatives undertaken during the six months ended September 27, 2014, which related to distribution system enhancements and various other improvements to our infrastructure.

Cash Provided by Financing Activities

Net cash provided by financing activities was $36.8 million for the six months ended September 27, 2014, as compared to $53.2 million for the six months ended September 28, 2013. The cash flows from financing activities during the six months ended September 27, 2014, were primarily comprised of proceeds from the exercise of employee share options of approximately $8.1 million, offset in part by the purchase of treasury shares of approximately $1.0 million. Cash flows from financing activities related to the six months ended September 28, 2013, were comprised of proceeds received from the exercise of employee share options of approximately $13.0 million.

Revolving Credit Facility

Senior Unsecured Revolving Credit Facility

On February 8, 2013, we entered into a senior unsecured credit facility (“2013 Credit Facility”). Pursuant to the agreement the 2013 Credit Facility provides for up to $200.0 million of borrowings, and expires on February 8, 2018. The agreement also provides for loans and letters of credit to our European subsidiaries of up to $100.0 million. The 2013 Credit Facility contains financial covenants such as requiring an adjusted leverage ratio of 3.5 to 1.0 (with the ratio being total consolidated indebtedness plus 8.0 times consolidated rent expense to EBITDA plus consolidated rent expense) and a fixed charge coverage ratio of 2.0 to 1.0 (with the ratio being EBITDA plus consolidated rent expense to the sum of fixed charges plus consolidated rent expense), restricts and limits additional indebtedness, and restricts the incurrence of additional liens and cash dividends. As of September 27, 2014, we were in compliance with all of our covenants covered under this agreement.

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

As of September 27, 2014, there were no amounts outstanding under the 2013 Credit Facility, and the amount available for future borrowings was $188.4 million. There were no amounts borrowed during the six months ended September 27, 2014. At September 27, 2014, there were stand-by letters of credit of $11.6 million.

Contractual Obligations and Commercial Commitments

As of September 27, 2014, our lease commitments and contractual obligations were as follows (in thousands):

Fiscal year ending	Remainder of Fiscal 2015	Fiscal 2016-2017	Fiscal 2018-2019	Fiscal 2020 and Thereafter	Total
Operating leases	$79,306	$323,256	$317,422	$645,593	$1,365,577

Operating lease obligations represent the minimum lease rental payments under non-cancelable operating leases for our real estate locations globally. In addition to the above amounts, we are typically required to pay real estate taxes, contingent rent based on sales volume and other occupancy costs relating to our leased properties for our retail stores.

Excluded from the above commitments is $20.3 million of long-term liabilities related to uncertain tax positions, due to the uncertainty of the time and nature of resolution.

The above table also excludes amounts included in current liabilities in our consolidated balance sheet as of September 27, 2014, as these items will be paid within one year, and non-current liabilities that have no cash outflows associated with them (e.g., deferred taxes).

We do not have any long-term purchase obligations that represent firm commitments at September 27, 2014.

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

We perform a sensitivity analysis on our forward currency contracts, both designated and not designated as hedges for accounting purposes, to determine the effects of fluctuations in foreign currency exchange rates. For this sensitivity analysis, we assume a hypothetical change in U.S. dollar against foreign exchange rates. Based on all foreign currency exchange contracts outstanding as of September 27, 2014, a 10% appreciation or devaluation of the U.S. dollar compared to the level of foreign currency exchange rates for currencies under contract as of September 27, 2014, would result in a net increase or decrease of approximately $16.0 million in the fair value of these contracts.

Interest Rate Risk

We are exposed to interest rate risk in relation to our 2013 Credit Facility. Our 2013 Credit Facility carries interest rates that are tied to LIBOR and the prime rate, among other institutional lending rates (depending on the particular origination of borrowing), and therefore our statements of operations and cash flows are exposed to changes in those interest rates. At September 27, 2014, there was no outstanding balance on our 2013 Credit Facility. The balance of our 2013 Credit Facility at September 27, 2014, is not indicative of future balances that may be subject to fluctuations in interest rates. Any increases in the applicable interest rate(s) would cause an increase to the interest expense on our 2013 Credit Facility relative to any outstanding balance at that date.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 27, 2014. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 27, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 6, 2014.

MICHAEL KORS HOLDINGS LIMITED

By:	/s/ John D. Idol
Name:	John D. Idol
Title:	Chairman & Chief Executive Officer

By:	/s/ Joseph B. Parsons
Name:	Joseph B. Parsons
Title:	Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

101.1	The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended September 27, 2014, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Shareholders’ Equity (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. (1)

(1)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.