Form 10-Q
period 2014-12-27
Michael Kors Holdings Ltd
filed 2015-02-05
CIK 1530721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2014

or

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

As of February 2, 2015, Michael Kors Holdings Limited had 200,755,876 ordinary shares outstanding.

		Page No.
	PART I FINANCIAL INFORMATION
Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets (unaudited) as of December 27, 2014 and March 29, 2014	3
	Condensed Consolidated Statements Operations and Comprehensive Income (unaudited) for the three and nine months ended December 27, 2014 and December 28, 2013	4
	Condensed Consolidated Statements of Shareholders’ Equity (unaudited) for the nine months ended December 27, 2014	5
	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended December 27, 2014 and December 28, 2013	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	37

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 6.	Exhibits	38

Signatures		39

EX 31.1
EX 31.2
EX 32.1
EX 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	December 27, 2014	March 29, 2014
Assets
Current assets
Cash and cash equivalents	$949,846	$955,145
Receivables, net	364,070	314,055
Inventories	537,501	426,938
Deferred tax assets	21,555	30,539
Prepaid expenses and other current assets	110,347	50,492

Total current assets	1,983,319	1,777,169
Property and equipment, net	532,304	350,678
Intangible assets, net	63,644	48,034
Goodwill	14,005	14,005
Deferred tax assets	3,740	3,662
Other assets	33,576	23,425

Total assets	$2,630,588	$2,216,973

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$175,197	$131,953
Accrued payroll and payroll related expenses	50,642	54,703
Accrued income taxes	29,757	47,385
Accrued expenses and other current liabilities	105,726	74,329

Total current liabilities	361,322	308,370
Deferred rent	94,926	76,785
Deferred tax liabilities	145	5,887
Other long-term liabilities	22,710	19,800

Total liabilities	479,103	410,842
Commitments and contingencies
Shareholders’ equity
Ordinary shares, no par value; 650,000,000 shares authorized, and 201,029,249 shares issued and outstanding at December 27, 2014, and 204,291,345 shares issued and outstanding at March 29, 2014	—	—
Treasury shares, at cost (5,139,365 shares at December 27, 2014, and 29,765 at March 29, 2014)	(405,702)	(2,447)
Additional paid-in capital	610,938	527,213
Accumulated other comprehensive loss	(39,870)	(6,373)
Retained earnings	1,986,119	1,287,738

Total shareholders’ equity	2,151,485	1,806,131

Total liabilities and shareholders’ equity	$2,630,588	$2,216,973

See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Net sales	$1,263,226	$964,787	$3,159,932	$2,288,479
Licensing revenue	51,500	47,442	130,553	104,912

Total revenue	1,314,726	1,012,229	3,290,485	2,393,391
Cost of goods sold	514,583	392,731	1,273,682	926,747

Gross profit	800,143	619,498	2,016,803	1,466,644
Selling, general and administrative expenses	344,174	254,603	915,443	648,695
Depreciation and amortization	37,492	21,655	100,554	55,687

Total operating expenses	381,666	276,258	1,015,997	704,382

Income from operations	418,477	343,240	1,000,806	762,262
Other expense (income)	150	—	(1,396)	—
Interest expense, net	116	109	147	409
Foreign currency loss	1,201	3	4,946	279

Income before provision for income taxes	417,010	343,128	997,109	761,574
Provision for income taxes	113,335	113,485	298,728	261,127

Net income	$303,675	$229,643	$698,381	$500,447

Weighted average ordinary shares outstanding:
Basic	202,668,541	203,175,380	203,627,688	202,314,813
Diluted	205,647,816	206,088,062	206,752,103	205,192,959

Net income per ordinary share:
Basic	$1.50	$1.13	$3.43	$2.47
Diluted	$1.48	$1.11	$3.38	$2.44

Statements of Comprehensive Income:
Net income	$303,675	$229,643	$698,381	$500,447
Foreign currency translation adjustments	(22,220)	(1,745)	(46,824)	3,228
Net realized and unrealized gains (losses) on derivatives	2,769	(496)	13,327	(3,709)

Comprehensive income	$284,224	$227,402	$664,884	$499,966

See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

					Accumulated
			Additional		Other
	Ordinary Shares		Paid-in	Treasury	Comprehensive	Retained
	Shares	Amounts	Capital	Shares	Loss	Earnings	Total
Balance at March 29, 2014	204,261,580	$—	$527,213	$(2,447)	$(6,373)	$1,287,738	$1,806,131
Net income	—	—	—	—	—	698,381	698,381
Foreign currency translation adjustment	—	—	—	—	(46,824)	—	(46,824)
Net unrealized gain on derivatives (net of taxes of $1.7 million)	—	—	—	—	13,327	—	13,327

Total comprehensive income	—	—	—	—	—	—	664,884
Issuance of restricted shares	415,162	—	—	—	—	—	—
Exercise of employee share options	1,462,107	—	10,060	—	—	—	10,060
Equity compensation expense	—	—	33,445	—	—	—	33,445
Tax benefits on exercise of share options	—	—	40,220	—	—	—	40,220
Purchase of Treasury Shares	(5,109,600)	—	—	(403,255)	—	—	(403,255)

Balance at December 27, 2014	201,029,249	$—	$610,938	$(405,702)	$(39,870)	$1,986,119	$2,151,485

See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	December 27, 2014	December 28, 2013
Cash flows from operating activities
Net income	$698,381	$500,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,554	55,687
Loss on disposal of fixed assets	1,802	2,135
Unrealized foreign exchange loss	165	279
Loss (income) earned on joint venture	242	(125)
Amortization of deferred financing costs	560	560
Amortization of deferred rent	3,933	5,116
Deferred income taxes	(8,636)	2,507
Equity compensation expense	33,445	20,919
Tax benefits on exercise of share options	(40,220)	(44,731)
Change in assets and liabilities:
Receivables, net	(59,483)	(83,994)
Inventories	(125,251)	(162,230)
Prepaid expenses and other current assets	(42,340)	(5,250)
Other assets	(8,993)	(6,063)
Accounts payable	46,491	62,028
Accrued expenses and other current liabilities	52,118	84,824
Other long-term liabilities	19,297	17,734

Net cash provided by operating activities	672,065	449,843

Cash flows from investing activities
Capital expenditures	(282,733)	(126,942)
Investment in joint venture	(2,940)	—
Purchase of intangible assets	(26,150)	(21,962)

Net cash used in investing activities	(311,823)	(148,904)

Cash flows from financing activities
Repayments of borrowings under revolving credit agreement	—	(21,120)
Borrowings under revolving credit agreement	—	21,120
Exercise of employee share options	10,060	13,535
Purchase of Treasury Shares	(403,255)	(2,447)
Tax benefits on exercise of share options	40,220	44,731
Payment of deferred financing costs	—	(176)

Net cash (used in) provided by financing activities	(352,975)	55,643

Effect of exchange rate changes on cash and cash equivalents	(12,566)	(752)

Net (decrease) increase in cash and cash equivalents	(5,299)	355,830
Beginning of period	955,145	472,511

End of period	$949,846	$828,341

Supplemental disclosures of cash flow information
Cash paid for interest	$537	$513
Cash paid for income taxes	$315,608	$206,552
Supplemental disclosure of noncash investing and financing activities
Accrued capital expenditures	$25,790	$18,635

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

The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements as of December 27, 2014, and for the three and nine months ended December 27, 2014 and December 28, 2013, are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The interim financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended March 29, 2014, as filed with the Securities and Exchange Commission on May 28, 2014, in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full fiscal year.

The Company utilizes a 52 to 53 week fiscal year ending on the Saturday closest to March 31. As such, the term “Fiscal Year” or “Fiscal” refers to the 52-week or 53-week period, ending on that day. The results for the three and nine months ended December 27, 2014 and December 28, 2013, are based on a 13-week and 39-week period, respectively.

2. Share Repurchase Program

On November 14, 2014, the Company entered into a $355.0 million accelerated share repurchase program (the “ASR program”) with a major financial institution (the “ASR Counterparty”) to repurchase the Company’s ordinary shares. Under the ASR program, the Company paid $355.0 million to the ASR Counterparty and received 4,437,516 of its ordinary shares from the ASR Counterparty, which represents 100 percent of the shares expected to be purchased pursuant to the ASR program, based on an initial share price determination. However, additional shares may be delivered to the Company by January 29, 2015 (the settlement date), subject to the provisions of the ASR program, should the share price decline from that price, limited to a stated share price “floor”, and would not require any additional cash outlay by the Company. The total number of shares to be repurchased/acquired will be determined on final settlement, with any additional shares reacquired being based generally on the volume-weighted average price of the Company’s ordinary shares, less a discount, during the repurchase period, subject to aforementioned price floor. The ASR program is accounted for as treasury stock repurchase transactions, reducing the weighted average number of basic and diluted ordinary shares outstanding by the 4,437,516 shares initially repurchased, and as a forward contract indexed to the Company’s own ordinary shares for the future settlement provisions. The forward contract is accounted for as an equity instrument. In addition to shares purchased under the ASR, the Company, through open market transactions, purchased an additional 631,297 shares, under its’ current share-repurchase program.

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

The Company designates the majority of these forward currency contracts as hedges for hedge accounting purposes which are related to the purchase of inventory. Accordingly, the effective portion of changes in the fair value for contracts entered into during the nine months ended December 27, 2014, designated as hedges, are recorded in equity as a component of accumulated other comprehensive income, and to cost of goods sold for any portion of those contracts deemed ineffective. The Company will continue to record changes in the fair value of hedge designated contracts in this manner until their maturity, where the unrealized gain or loss will be recognized into earnings in that period. For those contracts that are entered into that are not designated as hedges, changes in the fair value, as of each balance sheet date and upon maturity, are recorded in other income, within the Company’s consolidated statements of operations. During the nine months ended December 27, 2014, a gain of approximately $0.2 million related to the change in fair value of these contracts was recorded in other income. In addition, the net unrealized gain related to contracts designated as hedges for $13.3 million, was charged to equity as a component of accumulated other comprehensive income during the nine months ended December 27, 2014. For the nine months ended December 27, 2014, amounts related to the ineffectiveness of these contracts were de minimis. The following table details the fair value of these contracts as of December 27, 2014, and March 29, 2014 (in thousands):

	December 27, 2014	March 29, 2014
Prepaid expenses and other current assets	$13,892	$12
Accrued expenses and other current liabilities	$(476)	$(1,875)

The Company expects the entirety of these balances to be reclassified into earnings within the next twelve months, subject to changes in the fair value of these contracts up to such time the related purchase of the underlying hedged item is completed.

The Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. In attempts to mitigate counterparty credit risk, the Company enters into contracts with carefully selected financial institutions based upon their credit ratings and certain other financial factors, adhering to established limits for credit exposure. The aforementioned forward contracts generally have a term of no more than 12 months. The period of these contracts is directly related to the foreign transaction they are intended to hedge. The notional amount of these contracts outstanding at December 27, 2014 was approximately $176.2 million, which was comprised predominately of those designated as hedges.

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

The components of the calculation of basic net income per ordinary share and diluted net income per ordinary share are as follows (in thousands except share and per share data):

	Three Months Ended		Nine Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Numerator:
Net Income	$303,675	$229,643	$698,381	$500,447

Denominator:
Basic weighted average ordinary shares	202,668,541	203,175,380	203,627,688	202,314,813
Weighted average dilutive share equivalents:
Share options and restricted shares/units	2,979,275	2,912,682	3,124,415	2,878,146

Diluted weighted average ordinary shares	205,647,816	206,088,062	206,752,103	205,192,959

Basic net income per ordinary share	$1.50	$1.13	$3.43	$2.47

Diluted net income per ordinary share	$1.48	$1.11	$3.38	$2.44

Share equivalents for the three and nine months ended December 27, 2014 for 284,344 shares and 185,261 shares, respectively, have been excluded from the above calculation as they were anti-dilutive. Share equivalents for the three and nine months ended December 28, 2013 for 22,283 shares and 57,505 shares, respectively, have been excluded from the above calculation as they were anti-dilutive.

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

4. Receivables, net

Receivables, net consist of (in thousands):

	December 27, 2014	March 29, 2014
Trade receivables:
Credit risk assumed by factors/insured	$317,559	$261,900
Credit risk retained by Company	116,415	109,094
Receivables due from licensees	37,291	11,302

	471,265	382,296
Less allowances:	(107,195)	(68,241)

	$364,070	$314,055

The Company has historically assigned a substantial portion of its trade receivables to factors in the United States and Europe whereby the factors assumed credit risk with respect to such receivables assigned. Under the factor agreements, factors bear the risk of loss from the financial inability of the customer to pay the trade receivable when due, up to such amounts as accepted by the factor; but not the risk of non-payment of such trade receivable for any other reason. Beginning in July 2012, the Company assumed responsibility for a large portion of previously factored accounts receivable balances the majority of which were insured at December 27, 2014. The Company provides an allowance for such non-payment risk at the time of sale, which is recorded as an offset to revenue.

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

The allowance for doubtful accounts is determined through analysis of periodic aging of receivables for which credit risk is not assumed by the factors, or which are not covered under insurance, and assessments of collectability based on an evaluation of historic and anticipated trends, the financial conditions of the Company’s customers and the impact of general economic conditions. The past due status of a receivable is based on its contractual terms. Amounts deemed uncollectible are written off against the allowance when it is probable the amounts will not be recovered. Allowances for doubtful accounts were $1.1 million and $1.5 million, at December 27, 2014 and March 29, 2014, respectively.

5. Property and Equipment, net

Property and equipment, net consist of (in thousands):

	December 27, 2014	March 29, 2014

Furniture and fixtures	$149,405	$108,757
Equipment	70,719	31,683
Computer equipment and software	94,788	50,646
In-store shops	176,105	123,637
Leasehold improvements	271,773	216,451

	762,790	531,174
Less: accumulated depreciation and amortization	(310,623)	(234,381)

	452,167	296,793
Construction-in-progress	80,137	53,885

	$532,304	$350,678

Depreciation and amortization of property and equipment for the three and nine months ended December 27, 2014, was $35.7 million and $95.2 million, respectively, and for the three and nine months ended December 28, 2013, was $20.7 million and $53.8 million, respectively.

6. Intangible Assets and Goodwill

The following table discloses the carrying values of intangible assets and goodwill (in thousands):

	December 27, 2014			March 29, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Trademarks	$23,000	$13,707	$9,293	$23,000	$12,845	$10,155
Lease Rights	62,112	7,761	54,351	41,748	3,869	37,879
Goodwill	14,005	—	14,005	14,005	—	14,005

	$99,117	$21,468	$77,649	$78,753	$16,714	$62,039

The trademarks relate to the Company’s brand name and are amortized over twenty years. Lease rights are amortized over the respective terms of the underlying lease. Amortization expense was $1.8 million and $5.3 million, respectively, for the three and nine months ended December 27, 2014, and $1.0 million and $1.9 million, respectively, for the three and nine months ended December 28, 2013.

Goodwill is not amortized but will be evaluated for impairment in the last quarter of Fiscal 2015, or whenever impairment indicators exist. There were no charges related to the impairment of goodwill in the periods presented.

Estimated amortization expense for each of the next five years is as follows (in thousands):

Remainder of Fiscal 2015	$2,005
Fiscal 2016	9,825
Fiscal 2017	9,824
Fiscal 2018	9,790
Fiscal 2019	8,862
Thereafter	23,338

$63,644

7. Credit Facilities

Senior Unsecured Revolving Credit Facility

On February 8, 2013, the Company entered into a senior unsecured credit facility (“2013 Credit Facility”). Pursuant to the agreement the 2013 Credit Facility provides for up to $200.0 million of borrowings, and expires on February 8, 2018. The agreement also provides for loans and letters of credit to the Company’s European subsidiaries of up to $100.0 million. The 2013 Credit Facility contains financial covenants such as requiring an adjusted leverage ratio of 3.5 to 1.0 (with the ratio being total consolidated indebtedness plus 8.0 times consolidated rent expense to EBITDA plus consolidated rent expense) and a fixed charge coverage ratio of 2.0 to 1.0 (with the ratio being EBITDA plus consolidated rent expense to the sum of fixed charges plus consolidated rent expense), restricts and limits additional indebtedness, and restricts the incurrence of additional liens and cash dividends. As of December 27, 2014, the Company was in compliance with all covenants related to this agreement.

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

As of December 27, 2014, there were no amounts outstanding under the 2013 Credit Facility, and there were no amounts borrowed during the nine months ended December 27, 2014. The amount available for future borrowings under this agreement was $188.6 million at December 27, 2014. At December 27, 2014, there were stand-by letters of credit of $11.4 million.

8. Commitments and Contingencies

In the ordinary course of business, the Company is party to various legal proceedings and claims. Although the outcome of such items cannot be determined with certainty, the Company’s management does not believe that the outcome of all pending legal proceedings in the aggregate will have a material adverse effect on its cash flow, results of operations or financial position.

9. Fair Value of Financial Instruments

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

The Company has historically entered into forward exchange contracts to hedge the foreign currency exposure for certain inventory purchases from its manufacturers in Europe and Asia, as well as commitments for certain services. The forward contracts that are used for these purposes mature in twelve months or less, consistent with the related planned purchases or services. The Company attempts to hedge the majority of its total anticipated European and Asian purchase and service contracts. Realized gains and losses applicable to derivatives used for inventory purchases are recognized in cost of sales, and those applicable to other services are recognized in selling, general and administrative expenses (see Note 3, Summary of Significant Accounting Policies- Derivative Financial Instruments, for further detail regarding hedge accounting treatment as it relates to gains and losses). At December 27, 2014, the fair value of the Company’s foreign currency forward contracts, the Company’s only derivatives, were valued using broker quotations which were calculations derived from observable market information: the applicable currency forward rates at the balance sheet date and those forward rates particular to the contract at inception. The Company makes no adjustments to these broker obtained quotes or prices, but does assess the credit risk of the counterparty and would adjust the provided valuations for counterparty credit risk when appropriate. The fair value of the forward contracts are included in prepaid expenses and other current assets, and in accrued expenses and other current liabilities in the consolidated balance sheets, depending on whether they represent assets or (liabilities) to the Company. All contracts are categorized in Level 2 of the fair value hierarchy as shown in the following table:

	Total	Fair value at December 27, 2014, using:
(In thousands)		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts- Euro to U.S. Dollar	$13,604	$—	$13,604	$—
Foreign currency forward contracts- Canadian Dollar to U.S. Dollar	288	—	288	—
Foreign currency forward contracts- U.S. Dollar to Euro	(476)	—	(476)	—

Total	$13,416	$—	$13,416	$—

The Company’s cash and cash equivalents, accounts receivable and accounts payable, are recorded at carrying value, which approximates fair value. Borrowings under the Credit Facility are recorded at face value as the fair value of the Credit Facility is synonymous with its recorded value as it is a short-term debt facility due to its revolving nature.

10. Other Comprehensive Income- Hedging Instruments

The Company designates certain forward currency exchange contracts as hedges for hedge accounting purposes (see Note 3, Summary of Significant Accounting Policies- Derivative Financial Instruments). The Company employs forward currency contracts to hedge the Company’s exposures, as they relate to certain forecasted inventory purchases in foreign currencies, and as such are regarded as cash flow hedges up to such time the forecasted transaction occurs.

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

The following table summarizes the impact of the effective portion of gains and losses of the forward contracts designated as hedges for the three and nine months ended December 27, 2014 (in thousands):

	Three Months Ended December 27, 2014		Nine Months Ended December 27, 2014
	Pre-Tax Gain Recognized in OCI (Effective Portion)	Gain Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax Gain Recognized in OCI (Effective Portion)	Gain Reclassified from Accumulated OCI into Earnings (Effective Portion)

Forward currency exchange contracts	$3,139	$1,956	$15,034	$573

The following table summarizes the impact of the effective portion of gains and losses of the forward contracts designated as hedges for the three and nine months ended December 28, 2013:

	Three Months Ended December 28, 2013		Nine Months Ended December 28, 2013
	Pre-Tax (Loss) Recognized in OCI (Effective Portion)	(Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax (Loss) Recognized in OCI (Effective Portion)	Gain Reclassified from Accumulated OCI into Earnings (Effective Portion)

Forward currency exchange contracts	$(695)	$(422)	$(4,208)	$133

11. Share-Based Compensation

The Company issues equity grants to certain employees and directors of the Company at the discretion of the Company’s Compensation Committee. The Company has two equity plans, one adopted in Fiscal 2008, the Michael Kors (USA), Inc. Stock Option Plan (as amended and restated, the “2008 Plan”), and the other adopted in the third fiscal quarter of Fiscal 2012, the Michael Kors Holdings Limited Omnibus Incentive Plan (the “2012 Plan”). The 2008 Plan provided for the granting of share options only and was authorized to issue up to 23,980,823 ordinary shares. Subsequent to the adoption of the 2012 Plan, there were no shares available for the granting of equity awards under the 2008 Plan. The 2012 Plan allows for the granting of share options, restricted shares and restricted share units, and other equity awards, and authorizes a total issuance of up to 15,246,000 ordinary shares. At December 27, 2014, there were 10,642,111 ordinary shares available for the granting of equity awards under the 2012 Plan. Option grants issued from the 2008 Plan generally expire ten years from the date of the grant, and those issued under the 2012 Plan generally expire seven years from the date of the grant.

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

The following table summarizes the share option activity during the nine months ended December 27, 2014, and information about options outstanding at December 27, 2014:

	Number of Options	Weighted Average Exercise price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at March 29, 2014	8,377,928	$13.69
Granted	795,255	$90.95
Exercised	(1,462,107)	$6.88
Canceled/forfeited	(177,845)	$29.14

Outstanding at December 27, 2014	7,533,231	$22.79	5.59	$407,380

Vested or expected to vest at December 27, 2014	7,382,566	$22.79	5.59

Vested and exercisable at December 27, 2014	3,504,844	$11.92	5.17	$221,824

There were 4,028,387 non-vested and 3,504,844 vested outstanding options at December 27, 2014. The total intrinsic value of options exercised during the nine months ended December 27, 2014 was $114.4 million, and the cash received from options exercised during this period was $10.1 million. The total intrinsic value of options exercised during the nine months ended December 28, 2013 was $133.3 million, and the cash received from options exercised during this period was $13.5 million. As of December 27, 2014, the remaining unrecognized share-based compensation expense for non-vested share options to be expensed in future periods is $35.1 million, and the related weighted-average period over which it is expected to be recognized is approximately 2.95 years.

The weighted average grant date fair value for options granted during the three and nine months ended December 27, 2014 was $22.25 and $28.09, respectively, and for the three and nine months ended December 28, 2013 was $26.36 and $24.94, respectively. The following table represents assumptions used to estimate the fair value of options:

	Three Months Ended		Nine Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility factor	32.8%	38.4%	33.2%	46.1%
Weighted average risk-free interest rate	1.5%	1.3%	1.5%	1.0%
Expected life of option	4.75 years	4.75 years	4.75 years	4.75 years

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

The following table summarizes restricted shares under the 2012 Plan as of December 27, 2014 and changes during the fiscal period then ended:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at March 29, 2014	657,853	$38.38
Granted	433,126	$90.57
Vested	(212,853)	$32.12
Canceled/forfeited	(29,734)	$68.37

Unvested at December 27, 2014	848,392	$65.68

The total fair value of restricted shares vested during the nine months ended December 27, 2014 was $18.7 million. The total fair value of restricted shares vested during the nine months ended December 28, 2013 was $14.0 million. As of December 27, 2014, the remaining unrecognized share-based compensation expense for non-vested restricted share grants to be expensed in future periods is $45.7 million, and the related weighted-average period over which it is expected to be recognized is approximately 3.05 years.

The following table summarizes restricted share units under the 2012 Plan as of December 27, 2014 and changes during the fiscal period then ended:

	Number of Unvested Restricted Units	Weighted Average Grant Date Fair Value
Unvested at March 29, 2014	199,779	$58.31
Granted	245,591	$81.61
Vested	(11,770)	$30.04
Canceled/forfeited	(10,846)	$62.24

Unvested at December 27, 2014	422,754	$73.25

As of December 27, 2014, the remaining unrecognized share-based compensation expense for non-vested restricted share units to be expensed in future periods is $19.4 million, and the related weighted-average period over which it is expected to be recognized is approximately 2.06 years.

Compensation expense attributable to share-based compensation for the three and nine months ended December 27, 2014 was approximately $12.1 million and $33.4 million, respectively. Compensation expense attributable to share-based compensation for the three and nine months ended December 28, 2013 was approximately $7.8 million and $20.9 million, respectively. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate since the inception of stock option granting. The estimated value of future forfeitures for equity grants as of December 27, 2014 is approximately $1.4 million.

12. Segment Information

The Company operates its business through three operating segments—Retail, Wholesale and Licensing—which are based on its business activities and organization. The operating segments are segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources, as well as in assessing performance. The primary key performance indicators are net sales or revenue (in the case of Licensing) and operating income for each segment. The Company’s reportable segments represent channels of distribution that offer similar merchandise, customer experience and sales/marketing strategies. Sales of the Company’s products through Company owned stores for the Retail segment include “Collection,” “Lifestyle” including “concessions,” and outlet stores located throughout North America, Europe, and Japan. Products sold through the Retail segment include women’s apparel, accessories (which include handbags and small leather goods such as wallets), footwear and licensed products, such as watches, jewelry, fragrances and eyewear. The Wholesale segment includes sales primarily to major department stores and specialty shops throughout North America and Europe. Products sold through the Wholesale segment include accessories (which include handbags and small leather goods such as wallets), footwear and women’s and men’s apparel. The Licensing segment includes royalties earned on licensed products and use of the Company’s trademarks, and rights granted to third parties for the right to sell the Company’s products in certain geographical regions such as the Middle East, Eastern Europe, Latin America and the Caribbean, throughout all of Asia (excluding Japan), as well as Australia. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. Corporate overhead expenses are allocated to the segments based upon specific usage or other allocation methods.

The Company has allocated $12.1 million and $1.9 million of its recorded goodwill to its Wholesale and Licensing segments, respectively. The Company does not have identifiable assets separated by segment. The following table presents the key performance information of the Company’s reportable segments (in thousands):

		Three Months Ended		Nine Months Ended
		December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013

Revenue:
Net sales:	Retail	$689,388	$503,380	$1,665,209	$1,184,625
	Wholesale	573,838	461,407	1,494,723	1,103,854
Licensing		51,500	47,442	130,553	104,912

Total revenue		$1,314,726	$1,012,229	$3,290,485	$2,393,391

Income from operations:
Retail		$214,928	$171,281	$484,951	$377,528
Wholesale		170,487	140,685	444,811	320,262
Licensing		33,062	31,274	71,044	64,472

Income from operations		$418,477	$343,240	$1,000,806	$762,262

Depreciation and amortization expense for each segment are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Depreciation and amortization:
Retail	$22,414	$12,316	$62,401	$32,749
Wholesale	15,007	9,145	37,505	22,519
Licensing	71	194	648	419

Total depreciation and amortization	$37,492	$21,655	$100,554	$55,687

Total revenue (as recognized based on country of origin), and long-lived assets by geographic location of the consolidated Company are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Revenue:
North America (U.S. and Canada)	$1,057,281	$862,619	$2,578,396	$2,032,450
Europe	241,415	140,294	664,836	335,822
Japan	16,030	9,316	47,253	25,119

Total revenue	$1,314,726	$1,012,229	$3,290,485	$2,393,391

	December 27, 2014	March 29, 2014
Long-lived assets:
North America (U.S. and Canada)	$411,669	$283,162
Europe	173,010	108,074
Japan	11,269	7,476

Total Long-lived assets:	$595,948	$398,712

13. Other expense (income)

Other expense (income) consists of the following (in thousands):

	Three Months Ended	Nine Months Ended
	December 27, 2014	December 27, 2014
Losses related to joint venture	$553	$242
Income related to anti-counterfeit program	(365)	(1,403)
Net unrealized gains on foreign currency forward contracts	(38)	(235)

Total Other expense (income)	$150	$(1,396)

There were no amounts related to Other expense (income) during the three and nine months ended December 28, 2013.

14. Agreements with Shareholders and Related Party Transactions

On October 24, 2014, the Company purchased an aircraft from a former board member (who resigned on September 10, 2014) in the amount of $16.5 million. The purchase price was the fair market value of the aircraft at the purchase date and was no less favorable to the Company than it would have received in an arm’s-length transaction. The aircraft was purchased for purposes of business travel for the Company’s executives, and was recorded as a fixed asset in the Company’s consolidated balance sheets. Prior to the purchase of this plane the Company or its chief executive officer arranged for a plane owned by Sportswear Holdings Limited or its affiliates which was used for the Company’s directors and senior management for purposes of business travel on terms and conditions not less favorable to the Company than it would receive in an arm’s-length transaction with a third party. To the extent the Company’s chief executive officer entered into such an arrangement for business travel, the Company reimbursed him for the actual market price paid for the use of such plane. During the nine months ended December 27, 2014, and December 28, 2013, the Company chartered this plane from Sportswear Holdings Limited for business purposes, the amounts of which were paid in cash and charged to operating expenses. Amounts charged to the Company in connection with these services were approximately $1.4 million and $1.0 million, for the nine months ended December 27, 2014, and December 28, 2013, respectively.

The Company’s Chief Creative Officer, Michael Kors, and the Company’s Chief Executive Officer, John Idol, and certain of the Company’s former shareholders, including Sportswear Holdings Limited, jointly own Michael Kors Far East Holdings Limited, a BVI company. During Fiscal 2012, the Company entered into certain licensing agreements with certain subsidiaries of Michael Kors Far East Holdings Limited (the “Licensees”) which provide the Licensees with certain exclusive rights for use of the Company’s trademarks within China, Hong Kong, Macau and Taiwan, and to import, sell, advertise and promote certain of the Company’s products in these regions, as well as to own and operate stores which bear the Company’s tradenames. The agreements between the Company and subsidiaries of Michael Kors Far East Holdings Limited expire on March 31, 2041, and may be terminated by the Company at certain intervals if certain minimum sales benchmarks are not met. For the nine months ended December 27, 2014 and December 28, 2013, there were approximately $3.1 million and $0.8 million, respectively, of royalties earned under these agreements. These royalties were driven by Licensee sales (of the Company’s goods) to their customers of approximately $70.2 million, and $19.0 million, for the nine months ended December 27, 2014 and December 28, 2013, respectively. In addition, the Company sells certain inventory items to the Licensees through its wholesale segment at terms consistent with those of similar licensees in the region. During the nine months ended December 27, 2014 and December 28, 2013, amounts recognized as net sales in the Company’s consolidated statements of operations and other comprehensive income, related to these sales, were approximately $24.8 million and $7.8 million, respectively.

The Company routinely purchases certain inventory from a manufacturer owned by one of its former directors. Amounts purchased during the nine months ended December 27, 2014, and December 28, 2013, were $9.1 million and $6.1 million, respectively.

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

Overview

Our Business

We are a rapidly growing global luxury lifestyle brand led by a world-class management team and a renowned, award-winning designer. Since launching his namesake brand over 30 years ago, Michael Kors has featured distinctive designs, materials and craftsmanship with a jet-set aesthetic that combines stylish elegance and a sporty attitude. Mr. Kors’ vision has taken the Company from its beginnings as an American luxury sportswear house to a global accessories, footwear and apparel company with a presence in approximately 100 countries. As a highly recognized luxury lifestyle brand in North America, with accelerating awareness in targeted international markets, we have experienced exceptional sales momentum and intend to continue along this course as we grow our business.

We operate our business in three segments—retail, wholesale and licensing—and we have a strategically controlled global distribution network focused on company-operated retail stores, leading department stores, specialty stores and select licensing partners. As of December 27, 2014, our retail segment included 337 North American retail stores, including concessions, and 172 international retail stores, including concessions, in Europe and Japan. As of December 27, 2014, our wholesale segment included wholesale sales through approximately 2,530 department store and specialty store doors in North America and wholesale sales through approximately 1,450 department store and specialty store doors internationally. Our remaining revenue is generated through our licensing segment, through which we license to third parties certain production, sales and/or distribution rights. During the nine months ended December 27, 2014, our licensing segment accounted for approximately 4.0% of our total revenue and consisted of royalties earned on licensed products and our geographic licenses.

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

Certain Factors Affecting Financial Condition and Results of Operations

Currency fluctuation and the Strengthening U.S. Dollar. Our consolidated operations are impacted by the relationships between our reporting currency, the U.S. dollar, and those of our non-U.S. subsidiaries whose functional/local currency is other than the U.S. dollar. The recent decline in value of the Euro relative to the U.S. dollar has impacted the conversion of the results of our European operations, as they are reported, which represents approximately 20% of our consolidated revenue. At December 27, 2014, the Euro experienced approximately a 10% decline in value relative to the U.S. dollar compared to same time last year, and we believe that this trend may continue, albeit somewhat less dramatically, at least in the near term.

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

Segment Information

We generate revenue through three business segments: retail, wholesale and licensing. The following table presents our revenue and income from operations by segment for the three and nine months ended December 27, 2014 and December 28, 2013 (in thousands):

		Three Months Ended		Nine Months Ended
		December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Revenue:
Net sales:	Retail	$689,388	$503,380	$1,665,209	$1,184,625
	Wholesale	573,838	461,407	1,494,723	1,103,854
Licensing		51,500	47,442	130,553	104,912

Total revenue		$1,314,726	$1,012,229	$3,290,485	$2,393,391

Income from operations:
Retail		$214,928	$171,281	$484,951	$377,528
Wholesale		170,487	140,685	444,811	320,262
Licensing		33,062	31,274	71,044	64,472

Income from operations		$418,477	$343,240	$1,000,806	$762,262

Retail

We sell our products, as well as licensed products bearing our name, directly to the end consumer through our retail stores and concessions throughout North America, Europe, and Japan. We have three primary retail store formats: collection stores, lifestyle stores and outlet stores. Our collection stores are located in highly prestigious shopping areas, while our lifestyle stores are located in well-populated commercial shopping locations and leading regional shopping centers. Our outlet stores, which are generally in outlet centers, extend our reach to additional consumer groups. In addition to these three retail store formats, we operate concessions in a select number of department stores in North America, Europe and Japan. The following table presents the growth in our network of retail stores for the three and nine months ended December 27, 2014 and December 28, 2013:

	Three Months Ended		Nine Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Full price retail stores including concessions:
Number of stores	359	272	359	272
Increase during period	30	35	80	71
Percentage increase vs. prior year	32.0%	39.5%	32.0%	39.5%
Total gross square footage	806,612	551,710	806,612	551,710
Average square footage per store	2,247	2,028	2,247	2,028

Outlet stores:
Number of stores	150	123	150	123
Increase during period	6	8	24	20
Percentage increase vs. prior year	22.0%	20.6%	22.0%	20.6%
Total gross square footage	495,057	366,271	495,057	366,271
Average square footage per store	3,300	2,978	3,300	2,978

The following table presents the geographic locations of our retail stores at the periods then ended:

	December 27, 2014	December 28, 2013
Store Count By Region:
North America	337	284
Europe	125	76
Japan	47	35

Total	509	395

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

The following table presents the growth in our network of full-price wholesale doors during the three and nine months ended December 27, 2014 and December 28, 2013:

	Three Months Ended		Nine Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Number of full-price wholesale doors	3,980	3,600	3,980	3,600
Increase during period	20	109	252	351
Percentage increase vs . prior year	10.6%	22.2%	10.6%	22.2%

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

Key Performance Indicators and Statistics

We use a number of key indicators of operating results to evaluate our performance, including the following (dollars in thousands):

	Three Months Ended		Nine Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Total revenue	$1,314,726	$1,012,229	$3,290,485	$2,393,391
Gross profit as a percent of total revenue	60.9%	61.2%	61.3%	61.3%
Income from operations	$418,477	$343,240	$1,000,806	$762,262
Retail net sales- North America	$551,840	$423,724	$1,296,398	$993,462
Retail net sales- Europe	$121,518	$70,340	$321,558	$166,044
Retail net sales- Japan	$16,030	$9,316	$47,253	$25,119
Increase in comparable store net sales- North America	6.0%	23.9%	11.1%	23.1%
Increase in comparable store net sales- Europe	21.2%	72.7%	36.8%	58.9%
Increase in comparable store net sales- Japan	35.4%	18.2%	45.3%	18.5%

Wholesale net sales- North America	$476,239	$397,599	$1,203,960	$940,222
Wholesale net sales- Europe	$97,599	$63,808	$290,763	$163,632

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

Other expense (income) includes unrealized gains or losses related to the mark-to-market (fair value) on our forward currency contracts not designated as hedges, income or loss earned on our joint venture, and proceeds received related to our anti-counterfeiting efforts. Future amounts may include any miscellaneous activities not directly related to our operations.

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

Results of Operations

Comparison of the three months ended December 27, 2014 with the three months ended December 28, 2013

The following table details the results of our operations for the three months ended December 27, 2014 and for the three months ended December 28, 2013, and expresses the relationship of certain line items to total revenue as a percentage (dollars in thousands):

	Three Months Ended		$ Change	% Change	% of Total Revenue for the three	% of Total Revenue for the three
	December 27, 2014	December 28, 2013			months ended December 27, 2014	months ended December 28, 2013

Statements of Operations Data:
Net sales	$1,263,226	$964,787	$298,439	30.9%
Licensing revenue	51,500	47,442	4,058	8.6%

Total revenue	1,314,726	1,012,229	302,497	29.9%
Cost of goods sold	514,583	392,731	121,852	31.0%	39.1%	38.8%

Gross profit	800,143	619,498	180,645	29.2%	60.9%	61.2%
Selling, general and administrative expenses	344,174	254,603	89,571	35.2%	26.2%	25.2%
Depreciation and amortization	37,492	21,655	15,837	73.1%	2.9%	2.1%

Total operating expenses	381,666	276,258	105,408	38.2%	29.0%	27.3%

Income from operations	418,477	343,240	75,237	21.9%	31.8%	33.9%
Other expense	150	—	150	—	0.0%	0.0%
Interest expense, net	116	109	7	6.4%	0.0%	0.0%
Foreign currency loss	1,201	3	1,198	—	0.1%	0.0%

Income before provision for income taxes	417,010	343,128	73,882	21.5%	31.7%	33.9%
Provision for income taxes	113,335	113,485	(150)	-0.1%	8.6%	11.2%

Net income	$303,675	$229,643	$74,032	32.2%

Total Revenue

Total revenue increased $302.5 million, or 29.9%, to $1,314.7 million for the three months ended December 27, 2014, compared to $1,012.2 million for the three months ended December 28, 2013. The increase was the result of an increase in our comparable and non-comparable retail store sales and wholesale sales, as well as increases in our licensing revenue.

The following table details revenues for our three business segments (dollars in thousands):

	Three Months Ended		$ Change	% Change	% of Total Revenue for the three	% of Total Revenue for the three
	December 27, 2014	December 28, 2013			months ended December 27, 2014	months ended December 28, 2013
Revenue:
Net sales: Retail	$689,388	$503,380	$186,008	37.0%	52.4%	49.7%
Wholesale	573,838	461,407	112,431	24.4%	43.6%	45.6%
Licensing	51,500	47,442	4,058	8.6%	3.9%	4.7%

Total revenue	$1,314,726	$1,012,229	$302,497

Retail

Net sales from our retail stores increased $186.0 million, or 37.0%, to $689.4 million for the three months ended December 27, 2014, compared to $503.4 million for the three months ended December 28, 2013. We operated 509 retail stores, including concessions, as of December 27, 2014, compared to 395 retail stores, including concessions, as of December 28, 2013. During the three months ended December 27, 2014, our comparable store sales growth increased $37.6 million, or 8.6%, from the three months ended December 28, 2013. The growth in our comparable store sales was primarily due to an increase in sales of our accessories product line during the three months ended December 27, 2014. In addition, the change to our non-comparable store sales were $148.4 million during the three months ended December 27, 2014, which was primarily the result of operating 114 additional stores since December 28, 2013.

Wholesale

Net sales to our wholesale customers increased $112.4 million, or 24.4%, to $573.8 million for the three months ended December 27, 2014, compared to $461.4 million for the three months ended December 28, 2013. The increase in our wholesale net sales occurred primarily as a result of increased sales of our accessories line as well as footwear during the three months ended December 27, 2014, as we continue to enhance our presence in department and specialty stores by converting more doors to shop-in-shops, and in continuing our expansion of our European operations.

Licensing

Revenues earned on our licensing agreements increased $4.1 million, or 8.6%, to $51.5 million for the three months ended December 27, 2014, compared to $47.4 million for the three months ended December 28, 2013. The increase in licensing revenue was primarily due to royalties earned on licensing agreements related to sales of jewelry, as well as those related to sales of winter outerwear and watches.

Gross Profit

Gross profit increased $180.6 million, or 29.2%, to $800.1 million during the three months ended December 27, 2014, compared to $619.5 million for the three months ended December 28, 2013. Gross profit as a percentage of total revenue decreased to 60.9% during the three months ended December 27, 2014, compared to 61.2% during the three months ended December 28, 2013. The decrease in profit margin resulted primarily from decreases in gross profit margin of 74 basis points and 40 basis points from our wholesale segment and retail segments, respectively. The decrease in profit margin on our wholesale segment was primarily the result of an increase in discounts given during the three months ended December 27, 2014, as compared to the three months ended December 28, 2013. The decrease in profit margin in our retail segment resulted primarily from an increase in markdowns, offset in part, by a more favorable product mix experienced during the three months ended December 27, 2014 as compared to the three months ended December 28, 2013.

Total Operating Expenses

Total operating expenses increased $105.4 million, or 38.2%, to $381.7 million during the three months ended December 27, 2014, compared to $276.3 million for the three months ended December 28, 2013. Total operating expenses increased to 29.0% as a percentage of total revenue for the three months ended December 27, 2014, compared to 27.3% for the three months ended December 28, 2013. The components that comprise total operating expenses are explained below.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $89.6 million, or 35.2%, to $344.2 million during the three months ended December 27, 2014, compared to $254.6 million for the three months ended December 28, 2013. Selling, general and administrative expenses increased primarily due to the following: increases in our retail occupancy and salary costs of $51.7 million, an increase in corporate employee-related costs of $19.9 million, an increase in promotional costs (which consist of advertising, marketing and various promotional costs) of $3.9 million, and an increase in professional fees of $7.4 million. The increases were offset with a decrease in distribution expenses of $3.7 million. The increase in our retail occupancy and payroll costs was due to operating 509 retail stores versus 395 retail stores in the prior period. The increase in our corporate employee-related costs was due primarily to an increase in our corporate staff to accommodate our North American and international growth. Advertising costs increased primarily due to our continuing expansion into new markets, as well as social media during the three months ended December 27, 2014. Professional fees increased primarily as a result of fees incurred in connection with the relocation of our principal executive offices, which were comprised of legal and consulting fees, as well as fees related to our new customer service call center. The decrease to our distribution expenses was primarily due to expenses related to disruptions to our shipping facility during the three months ended December 28, 2013, which did not occur during the three months ended December 27, 2014. Selling, general and administrative expenses as a percentage of total revenue increased to 26.2% during the three months ended December 27, 2014, compared to 25.2% for the three months ended December 28, 2013. The increase as a percentage of total revenue was primarily due to the increase in our retail occupancy and salary costs as well as professional fees incurred during the three months ended December 27, 2014, as compared to the three months ended December 28, 2013.

Depreciation and Amortization

Depreciation and amortization increased $15.8 million, or 73.1%, to $37.5 million during the three months ended December 27, 2014, compared to $21.7 million for the three months ended December 28, 2013. Increases in depreciation and amortization were primarily due to an increase in the build-out of our new retail locations, new shop-in-shop locations, increase in lease rights purchased for our new European stores, and investments made in our information systems infrastructure to accommodate our growth. Depreciation and amortization increased to 2.9% as a percentage of total revenue during the three months ended December 27, 2014, compared to 2.1% for the three months ended December 28, 2013.

Income from Operations

As a result of the foregoing, income from operations increased $75.2 million, or 21.9%, to $418.5 million during the three months ended December 27, 2014, compared to $343.2 million for the three months ended December 28, 2013. Income from operations as a percentage of total revenue decreased to 31.8% during the three months ended December 27, 2014, compared to 33.9% for the three months ended December 28, 2013.

The following table details income from operations for our three business segments (dollars in thousands):

	Three Months Ended		$ Change	% Change	% of Net Sales/ Revenue for the three	% of Net Sales/ Revenue for the three
	December 27, 2014	December 28, 2013			months ended December 27, 2014	months ended December 28, 2013
Income from operations:
Retail	$214,928	$171,281	$43,647	25.5%	31.2%	34.0%
Wholesale	170,487	140,685	29,802	21.2%	29.7%	30.5%
Licensing	33,062	31,274	1,788	5.7%	64.2%	65.9%

Income from operations	$418,477	$343,240	$75,237

Retail

Income from operations for our retail segment increased $43.6 million, or 25.5%, to $214.9 million during the three months ended December 27, 2014, compared to $171.3 million for the three months ended December 28, 2013. Income from operations as a percentage of net retail sales for the retail segment decreased 2.8% as a percentage of net retail sales to 31.2% during the three months ended December 27, 2014. The decrease in retail income from operations as a percentage of net retail sales was primarily due to an increase in operating costs as a percentage of net retail sales of approximately 2.4% during the three months ended December 27, 2014, as compared to the three months ended December 28, 2013, as well as to the decrease in gross profit margin, as described above in the gross profit discussion The increase in operating expense as a percentage of net retail sales was largely due to an increase in general corporate operating costs and increase in depreciation and amortization, which primarily relates to new stores and lease rights (key money).

Wholesale

Income from operations for our wholesale segment increased $29.8 million, or 21.2%, to $170.5 million during the three months ended December 27, 2014, compared to $140.7 million for the three months ended December 28, 2013. Income from operations as a percentage of net wholesale sales for the wholesale segment decreased 0.8% as a percentage of net wholesale sales to 29.7% during the three months ended December 27, 2014. This decrease as a percentage of net sales was primarily the result of the decrease in gross profit margin, described above in the gross profit discussion.

Licensing

Income from operations for our licensing segment increased $1.8 million, or 5.7%, to $33.1 million during the three months ended December 27, 2014, compared to $31.3 million for the three months ended December 28, 2013. Income from operations as a percentage of licensing revenue for the licensing segment decreased 1.7% as a percentage of licensing revenue to 64.2% during the three months ended December 27, 2014. This decrease as a percentage of licensing revenue was the result of an increase in operating expenses as a percentage of licensing revenue during the three months ended December 27, 2014, as compared to the three months ended December 28, 2013. The increase in operating expenses as a percent of licensing revenue was largely the result of an increase in advertising costs and professional fees.

Other expense

Other expense was $0.2 million for the three months ended December 27, 2014, and was comprised of the following: losses related to our joint venture of $0.6 million, and $0.4 million in income related to our anti-counterfeiting efforts. There were no amounts related to this activity during the period ended December 28, 2013.

Foreign Currency Loss

Foreign currency loss during the three months ended December 27, 2014 was $1.2 million. The loss during the three months ended December 27, 2014 was primarily due to the settling of certain of our accounts payable in currencies other than the functional currency of the applicable reporting units, which were impacted by the greater volatility of exchange rates during the three months ended December 27, 2014, as compared to the three months ended December 28, 2013.

Provision for Income Taxes

We recognized $113.3 million of income tax expense during the three months ended December 27, 2014, compared with $113.5 million for the three months ended December 28, 2013. Our effective tax rate for the three months ended December 27, 2014, was 27.2%, compared to 33.1% for the three months ended December 28, 2013. The decrease in our effective tax rate during the three months ended December 27, 2014, as compared to the three months ended December 28, 2013, was primarily due to the settlement of certain instruments in connection with our international income tax structuring. In addition, we expect the effects of this settlement to have a beneficial impact on our combined, consolidated income tax rate, albeit to a lesser degree, in our forth fiscal 2015 quarter.

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

Net Income

As a result of the foregoing, our net income increased $74.0 million, or 32.2%, to $303.7 million during the three months ended December 27, 2014, compared to $229.6 million for the three months ended December 28, 2013.

Comparison of the nine months ended December 27, 2014 with the nine months ended December 28, 2013

The following table details the results of our operations for the nine months ended December 27, 2014 and for the nine months ended December 28, 2013, and expresses the relationship of certain line items to total revenue as a percentage (dollars in thousands):

	Nine Months Ended		$ Change	% Change	% of Total Revenue for the nine	% of Total Revenue for the nine
	December 27, 2014	December 28, 2013			months ended December 27, 2014	months ended December 28, 2013

Statements of Operations Data:
Net sales	$3,159,932	$2,288,479	$871,453	38.1%
Licensing revenue	130,553	104,912	25,641	24.4%

Total revenue	3,290,485	2,393,391	897,094	37.5%
Cost of goods sold	1,273,682	926,747	346,935	37.4%	38.7%	38.7%

Gross profit	2,016,803	1,466,644	550,159	37.5%	61.3%	61.3%
Selling, general and administrative expenses	915,443	648,695	266,748	41.1%	27.8%	27.1%
Depreciation and amortization	100,554	55,687	44,867	80.6%	3.1%	2.3%

Total operating expenses	1,015,997	704,382	311,615	44.2%	30.9%	29.4%

Income from operations	1,000,806	762,262	238,544	31.3%	30.4%	31.8%
Other income	(1,396)	—	(1,396)	—	0.0%	0.0%
Interest expense, net	147	409	(262)	-64.1%	0.0%	0.0%
Foreign currency loss	4,946	279	4,667	—	0.2%	0.0%

Income before provision for income taxes	997,109	761,574	235,535	30.9%	30.3%	31.8%
Provision for income taxes	298,728	261,127	37,601	14.4%	9.1%	10.9%

Net income	$698,381	$500,447	$197,934	39.6%

Total Revenue

Total revenue increased $897.1 million, or 37.5%, to $3,290.5 million for the nine months ended December 27, 2014, compared to $2,393.4 million for the nine months ended December 28, 2013. The increase was the result of an increase in our comparable and non-comparable retail store sales and wholesale sales, as well as increases in our licensing revenue.

The following table details revenues for our three business segments (dollars in thousands):

	Nine Months Ended		$ Change	% Change	% of Total Revenue for	% of Total Revenue for
	December 27, 2014	December 28, 2013			the nine months December 27, 2014	the nine months December 28, 2013
Revenue:
Net sales: Retail	$1,665,209	$1,184,625	$480,584	40.6%	50.6%	49.5%
Wholesale	1,494,723	1,103,854	390,869	35.4%	45.4%	46.1%
Licensing	130,553	104,912	25,641	24.4%	4.0%	4.4%

Total revenue	$3,290,485	$2,393,391	$897,094

Retail

Net sales from our retail stores increased $480.6 million, or 40.6%, to $1,665.2 million for the nine months ended December 27, 2014, compared to $1,184.6 million for the nine months ended December 28, 2013. We operated 509 retail stores, including concessions, as of December 27, 2014, compared to 395 retail stores, including concessions, as of December 28, 2013. During the nine months ended December 27, 2014, our comparable store sales growth increased $163.7 million, or 15.4%, from the nine months ended December 28, 2013. The growth in our comparable store sales was primarily due to an increase in sales of our accessories product line during the nine months ended December 27, 2014. In addition, the change to our non-comparable store sales were $316.8 million during the nine months ended December 27, 2014, which was primarily the result of operating 114 additional stores since December 28, 2013.

Wholesale

Net sales to our wholesale customers increased $390.9 million, or 35.4%, to $1,494.7 million for the nine months ended December 27, 2014, compared to $1,103.9 million for the nine months ended December 28, 2013. The increase in our wholesale net sales occurred primarily as a result of increased sales of our accessories line as well as footwear during the nine months ended December 27, 2014, as we continue to enhance our presence in department and specialty stores by converting more doors to shop-in-shops, and in continuing our expansion of our European operations.

Licensing

Revenues earned on our licensing agreements increased $25.6 million, or 24.4%, to $130.6 million for the nine months ended December 27, 2014, compared to $104.9 million for the nine months ended December 28, 2013. The increase in licensing revenue was primarily due to royalties earned on licensing agreements related to sales of watches, as well as those related to sales of jewelry and winter outerwear.

Gross Profit

Gross profit increased $550.2 million, or 37.5%, to $2,016.8 million during the nine months ended December 27, 2014, compared to $1,466.6 million for the nine months ended December 28, 2013. Gross profit as a percentage of total revenue remained level at 61.3% for both the nine months ended December 27, 2014 and the nine months ended December 28, 2013. This resulted from an increase in gross profit margin of 41 basis points from our wholesale segment offset with a decrease of 43 basis points in gross profit margin from our retail segment. The increase in profit margin on our wholesale segment was primarily the result of an increase in our European wholesale sales increasing in proportion to our total wholesale sales during the nine months ended December 27, 2014, as compared to the nine months ended December 28, 2013. This increase was offset in part by an increase in discounts and allowances given during the nine months ended December 27, 2014 as compared to the nine months ended December 28, 2013. The decrease in profit margin in our retail segment resulted primarily from an increase in markdowns, offset in part, by a more favorable product mix experienced during the nine months ended December 27, 2014 as compared to the nine months ended December 28, 2013.

Total Operating Expenses

Total operating expenses increased $311.6 million, or 44.2%, to $1,016.0 million during the nine months ended December 27, 2014, compared to $704.4 million for the nine months ended December 28, 2013. Total operating expenses increased to 30.9% as a percentage of total revenue for the nine months ended December 27, 2014, compared to 29.4% for the nine months ended December 28, 2013. The components that comprise total operating expenses are explained below.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $266.7 million, or 41.1%, to $915.4 million during the nine months ended December 27, 2014, compared to $648.7 million for the nine months ended December 28, 2013. Selling, general and administrative expenses increased primarily due to the following: increases in our retail occupancy and salary costs of $150.4 million, an increase in corporate employee-related costs of $59.8 million, an increase in distribution costs of approximately $14.7 million, an increase in promotional costs (which consist of advertising, marketing and various promotional costs) of $21.4 million, and an increase in professional fees of $12.5 million. The increase in our retail occupancy and payroll costs was due to operating 509 retail stores versus 395 retail stores in the prior period. The increase in our corporate employee-related costs was due primarily to an increase in our corporate staff to accommodate our North American and international growth. The increase to our distribution expenses was primarily due to our increase in our sales, which drove our shipping volume. Advertising costs increased primarily due to our continuing expansion into new markets, as well as social media during the nine months ended December 27, 2014. Professional fees increased primarily as a result of fees incurred in connection with the relocation of our principal executive offices, which were comprised of legal and consulting fees, as well as fees related to our new customer service call center incurred during the nine months ended December 27, 2014.

Selling, general and administrative expenses as a percentage of total revenue increased to 27.8% during the nine months ended December 27, 2014, compared to 27.1% for the nine months ended December 28, 2013. The increase as a percentage of total revenue was primarily due to the aforementioned retail overhead costs as well as various corporate operating expenses incurred during the nine months ended December 27, 2014, as compared to the nine months ended December 28, 2013.

Depreciation and Amortization

Depreciation and amortization increased $44.9 million, or 80.6%, to $100.6 million during the nine months ended December 27, 2014, compared to $55.7 million for the nine months ended December 28, 2013. Increases in depreciation and amortization were primarily due to an increase in the build-out of our new retail locations, new shop-in-shop locations, increase in lease rights purchased for our new European stores, and investments made in our information systems infrastructure to accommodate our growth. Depreciation and amortization increased to 3.1% as a percentage of total revenue during the nine months ended December 27, 2014, compared to 2.3% for the nine months ended December 28, 2013.

Income from Operations

As a result of the foregoing, income from operations increased $238.5 million, or 31.3%, to $1,000.8 million during the nine months ended December 27, 2014, compared to $762.3 million for the nine months ended December 28, 2013. Income from operations as a percentage of total revenue decreased to 30.4% during the nine months ended December 27, 2014, compared to 31.8% for the nine months ended December 28, 2013.

The following table details income from operations for our three business segments (dollars in thousands):

	Nine Months Ended		$ Change	% Change	% of Net Sales/ Revenue for	% of Net Sales/ Revenue for
	December 27, 2014	December 28, 2013			the nine months December 27, 2014	the nine months December 28, 2013
Income from operations:
Retail	$484,951	$377,528	$107,423	28.5%	29.1%	31.9%
Wholesale	444,811	320,262	124,549	38.9%	29.8%	29.0%
Licensing	71,044	64,472	6,572	10.2%	54.4%	61.5%

Income from operations	$1,000,806	$762,262	$238,544

Retail

Income from operations for our retail segment increased $107.4 million, or 28.5%, to $485.0 million during the nine months ended December 27, 2014, compared to $377.5 million for the nine months ended December 28, 2013. Income from operations as a percentage of net retail sales for the retail segment decreased 2.8% as a percentage of net retail sales to 29.1% during the nine months ended December 27, 2014. The decrease in retail income from operations as a percentage of net retail sales was primarily due to an increase in operating costs as a percentage of net retail sales of approximately 2.3% as well as to the decrease in gross profit margin, as described above in the gross profit discussion, during the nine months ended December 27, 2014, as compared to the nine months ended December 28, 2013. The increase in operating expense as a percentage of net retail sales was largely due to an increase in depreciation and amortization expense, which primarily relates to new stores and lease rights (key money), as well as certain retail overhead costs.

Wholesale

Income from operations for our wholesale segment increased $124.5 million, or 38.9%, to $444.8 million during the nine months ended December 27, 2014, compared to $320.3 million for the nine months ended December 28, 2013. Income from operations as a percentage of net wholesale sales for the wholesale segment increased 0.8% as a percentage of net wholesale sales to 29.8% during the nine months ended December 27, 2014. This increase as a percentage of net sales was primarily the result of the increase in gross profit margin, described above in the gross profit discussion, as well as a nominal decrease in operating expenses as a percent of net wholesale sales during the nine months ended December 27, 2014, as compared to the nine months ended December 28, 2013.

Licensing

Income from operations for our licensing segment increased $6.6 million, or 10.2%, to $71.0 million during the nine months ended December 27, 2014, compared to $64.5 million for the nine months ended December 28, 2013. Income from operations as a percentage of licensing revenue for the licensing segment decreased 7.1% as a percentage of licensing revenue to 54.4% during the nine months ended December 27, 2014. This decrease as a percentage of licensing revenue was the result of an increase in operating expenses as a percentage of licensing revenue during the nine months ended December 27, 2014, as compared to the nine months ended December 28, 2013. The increase in operating expenses as a percent of licensing revenue was largely the result of an increase in advertising expenses as well as certain administrative expenses incurred in connection with the formation of our new licensing operations within Europe during the nine months ended December 27, 2014.

Other income

Other income was $1.4 million for the nine months ended December 27, 2014, and was comprised of the following: a loss of $0.2 million earned on our joint venture, a $1.4 million in income related to our anti-counterfeiting efforts and an unrealized gain of $0.2 million related to mark-to-market of our non-hedge designated forward currency contracts. There were no amounts related to this activity during the period ended December 28, 2013.

Foreign Currency Loss

Foreign currency loss during the nine months ended December 27, 2014 was $4.9 million as compared to foreign currency loss of $0.3 million during the nine months ended December 28, 2013. The loss during the nine months ended December 27, 2014 was primarily due to the settling of certain of our accounts payable in currencies other than the functional currency of the applicable reporting units, as well as the strengthening of the U.S. dollar relative to the Euro, which impacted the re-measurement of dollar-denominated intercompany loans with certain of our subsidiaries. There were no balances on these notes during the nine months ended December 28, 2013, and the $0.3 million loss for the nine months then ended was primarily due to the settling of certain of our accounts payable in currencies other than the functional currency of the applicable reporting units.

Provision for Income Taxes

We recognized $298.7 million of income tax expense during the nine months ended December 27, 2014, compared with $261.1 million for the nine months ended December 28, 2013. Our effective tax rate for the nine months ended December 27, 2014, was 30.0%, compared to 34.3% for the nine months ended December 28, 2013. The decrease in our effective tax rate was primarily due to the increase in taxable income in certain of our non-U.S. subsidiaries (predominantly European operations) during the nine months ended December 27, 2014, which are subject to lower statutory income tax rates. Given that certain of our non-U.S. operations have become consistently profitable, we expect this impact on our combined, consolidated effective rate to continue. Also impacting our effective tax rate favorably during the nine months ended December 27, 2014, was the settlement of certain instruments in connection with our international income tax structuring.

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

Net Income

As a result of the foregoing, our net income increased $197.9 million, or 39.6%, to $698.4 million during the nine months ended December 27, 2014, compared to $500.4 million for the nine months ended December 28, 2013.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, along with borrowings available under our 2013 Credit Facility (see below discussion regarding “Senior Unsecured Revolving Credit Facility”) and available cash and cash equivalents. Our primary use of this liquidity is to fund our ongoing cash requirements, including working capital requirements, global retail store expansion and renovation, construction and renovation of shop-in-shops, investment in information systems infrastructure and expansion of our distribution and corporate facilities. We believe that the cash generated from our operations, together with borrowings available under our revolving credit facility and available cash and cash equivalents, will be sufficient to meet our working capital needs for the remainder of Fiscal 2015, including investments made and expenses incurred in connection with our store growth plans, shop-in shop growth, continued systems development, as well as web based sales and marketing initiatives. We spent approximately $282.7 million on capital expenditures during the nine months ended December 27, 2014, and expect to spend approximately $118.0 million on capital expenditures during the remainder of Fiscal 2015. The majority of these expected expenditures relate to new retail store openings planned for the year, with the remainder being used for investments in connection with developing new shop-in-shops, distribution facilities, build-out of our corporate offices and enhancing our information systems infrastructure.

During the quarter ended December 27, 2014, we also completed the repurchasing of 5,068,813 of our ordinary shares related to our share repurchase program approved by our Board of Directors on October 30, 2014. The total expenditures related to these repurchases were $399.9 million. Depending on prevailing market conditions, and other business factors, we may make additional expenditures related to the share repurchase program during the remainder of Fiscal 2015, albeit to a lesser degree than those made during the quarter ended December 27, 2014.

The following table sets forth key indicators of our liquidity and capital resources (in thousands):

	As of
	December 27, 2014	March 29, 2014
Balance Sheet Data:
Cash and cash equivalents	$949,846	$955,145
Working capital	$1,621,997	$1,468,799
Total assets	$2,630,588	$2,216,973

	Nine Months Ended
	December 27, 2014	December 28, 2013
Cash Flows Provided By (Used In):
Operating activities	$672,065	$449,843
Investing activities	(311,823)	(148,904)
Financing activities	(352,975)	55,643
Effect of exchange rate changes	(12,566)	(752)

Net (decrease) increase in cash and cash equivalents	$(5,299)	$355,830

Cash Provided by Operating Activities

Cash provided by operating activities increased $222.2 million to $672.1 million during the nine months ended December 27, 2014, as compared to $449.8 million for the nine months ended December 28, 2013. The increase in cash flows from operating activities is primarily due to increases in our net income, as well as an increase in cash inflows on our accounts receivables and a decreases in cash outflows on our inventory. These increases are offset, in part, by an increases in cash outflows on our prepaid expenses and other current assets, and accrued expenses and other current liabilities, during the nine months ended December 27, 2014 as compared to the nine months ended December 28, 2013. The decrease in cash outflows on our inventory occurred primarily due to the sell through of our inventory relative to purchases made during the nine months ended December 27, 2015. The increase in cash outflows on our prepaid expenses and current assets was primarily due to estimated income taxes which were paid during the nine months ended December 27, 2014. The decrease in cash outflows on our accrued expenses and other current liabilities was largely due to the payment of certain non-U.S. current income tax liabilities.

Cash Used in Investing Activities

Net cash used in investing activities increased $162.9 million to $311.8 million during the nine months ended December 27, 2014, as compared to $148.9 million during the nine months ended December 28, 2013. The increase in cash used in investing activities is primarily the result of the build-out of our new retail stores, which were constructed during the nine months ended December 27, 2014, shop-in-shops we installed during the nine months ended December 27, 2014, as well as certain technology initiatives undertaken during the nine months ended December 27, 2014, which related to distribution system enhancements and various other improvements to our infrastructure.

Cash (used in) Provided by Financing Activities

Net cash used in financing activities was $353.0 million for the nine months ended December 27, 2014, as compared to cash provided by financing activities of $55.6 million for the nine months ended December 28, 2013. The cash flows from financing activities during the nine months ended December 27, 2014, were primarily comprised of cash payments of $403.3 million related to the repurchase of our ordinary shares, offset in part, by proceeds related to the exercise of employee share options of approximately $10.1 million. Cash flows from financing activities related to the nine months ended December 28, 2013, were comprised of proceeds received from the exercise of employee share options of approximately $13.5 million, offset in part by the purchase of treasury shares of $2.4 million.

Revolving Credit Facility

Senior Unsecured Revolving Credit Facility

On February 8, 2013, we entered into a senior unsecured credit facility (“2013 Credit Facility”). Pursuant to the agreement the 2013 Credit Facility provides for up to $200.0 million of borrowings, and expires on February 8, 2018. The agreement also provides for loans and letters of credit to our European subsidiaries of up to $100.0 million. The 2013 Credit Facility contains financial covenants such as requiring an adjusted leverage ratio of 3.5 to 1.0 (with the ratio being total consolidated indebtedness plus 8.0 times consolidated rent expense to EBITDA plus consolidated rent expense) and a fixed charge coverage ratio of 2.0 to 1.0 (with the ratio being EBITDA plus consolidated rent expense to the sum of fixed charges plus consolidated rent expense), restricts and limits additional indebtedness, and restricts the incurrence of additional liens and cash dividends. As of December 27, 2014, we were in compliance with all of our covenants covered under this agreement.

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

As of December 27, 2014, there were no amounts outstanding under the 2013 Credit Facility, and the amount available for future borrowings was $188.6 million. There were no amounts borrowed during the nine months ended December 27, 2014. At December 27, 2014, there were stand-by letters of credit of $11.4 million.

Contractual Obligations and Commercial Commitments

As of December 27, 2014, our lease commitments and contractual obligations were as follows (in thousands):

Fiscal year ending	Remainder of Fiscal 2015	Fiscal 2016-2017	Fiscal 2018-2019	Fiscal 2020 and Thereafter	Total
Operating leases	$42,638	$343,396	$337,174	$711,537	$1,434,745

Operating lease obligations represent the minimum lease rental payments under non-cancelable operating leases for our real estate locations globally. In addition to the above amounts, we are typically required to pay real estate taxes, contingent rent based on sales volume and other occupancy costs relating to our leased properties for our retail stores.

Excluded from the above commitments is $21.9 million of long-term liabilities related to uncertain tax positions, due to the uncertainty of the time and nature of resolution.

The above table also excludes amounts included in current liabilities in our consolidated balance sheet as of December 27, 2014, as these items will be paid within one year, and non-current liabilities that have no cash outflows associated with them (e.g., deferred taxes).

We do not have any long-term purchase obligations that represent firm commitments at December 27, 2014.

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

We perform a sensitivity analysis on our forward currency contracts, both designated and not designated as hedges for accounting purposes, to determine the effects of fluctuations in foreign currency exchange rates. For this sensitivity analysis, we assume a hypothetical change in U.S. dollar against foreign exchange rates. Based on all foreign currency exchange contracts outstanding as of December 27, 2014, a 10% appreciation or devaluation of the U.S. dollar compared to the level of foreign currency exchange rates for currencies under contract as of December 27, 2014, would result in a net increase or decrease of approximately $16.0 million in the fair value of these contracts.

Interest Rate Risk

We are exposed to interest rate risk in relation to our 2013 Credit Facility. Our 2013 Credit Facility carries interest rates that are tied to LIBOR and the prime rate, among other institutional lending rates (depending on the particular origination of borrowing), and therefore our statements of operations and cash flows are exposed to changes in those interest rates. At December 27, 2014, there was no outstanding balance on our 2013 Credit Facility. The balance of our 2013 Credit Facility at December 27, 2014, is not indicative of future balances that may be subject to fluctuations in interest rates. Any increases in the applicable interest rate(s) would cause an increase to the interest expense on our 2013 Credit Facility relative to any outstanding balance at that date.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 27, 2014. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended December 27, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

The following table provides information of the Company’s ordinary shares repurchased during the three months ended December 27, 2014:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximated Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
September 28 - October 25	—	—	—	—
October 26 - November 22	5,068,813	$78.90	5,068,813	$600,072,713
November 23 - December 27	29,765	$76.97	—	—

	5,098,578	$78.89	5,068,813

On October 30, 2014, the Company’s Board of Directors authorized a $1.0 billion share repurchase program, which authorized the repurchase of Company shares for a period of two years. All shares reacquired during the second fiscal month ended November 22, 2014, represent ordinary shares of the Company purchased under this program. All shares reacquired during the third fiscal month ended December 27, 2014, represent ordinary shares of the Company withheld from certain executive officers to satisfy minimum tax withholding obligations relating to the vesting of restricted share awards.

ITEM 6. EXHIBITS

a. Exhibits

See accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 5, 2015.

MICHAEL KORS HOLDINGS LIMITED

By:	/s/ John D. Idol
Name:	John D. Idol
Title:	Chairman & Chief Executive Officer

By:	/s/ Joseph B. Parsons
Name:	Joseph B. Parsons
Title:	Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

101.1	The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended December 27, 2014, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Shareholders’ Equity (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. (1)

(1)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.