Form 10-K
period 2015-03-28
Michael Kors Holdings Ltd
filed 2015-05-27
CIK 1530721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 28, 2015

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

Registrant’s telephone number, including area code: 44 207 632 8600

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the registrant’s voting and non-voting ordinary shares held by non-affiliates of the registrant was $14,237,144,924 as of September 27, 2014, the last business day of the registrant’s most recently completed second fiscal quarter based on the closing price of the common stock on the New York Stock Exchange.

As of May 20, 2014, Michael Kors Holdings Limited had 198,700,035 ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive Proxy Statement, which will be filed in June 2015, for the 2015 Annual Meeting of the Shareholders.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements in this Annual Report on Form 10-K, including documents incorporated herein by reference, that refer to plans and expectations for future periods are forward-looking statements. These forward-looking statements are based on management’s current expectations. Words such as “expects,” “anticipates,” “plans,” “believes,” “estimates,” “may,” “will,”, “should” and variations of such words and similar expressions are intended to identify such forward-looking statements. You should not place undue reliance on such statements. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company’s control, which could cause the Company’s actual results to differ materially from those indicated in these forward-looking statements. These factors are more fully discussed in the Company’s risk factors, as they may be amended from time to time, which are set forth in the Company’s filings with the Securities and Exchange Commission, including in this Annual Report, particularly under “Item 1A. Risk Factors” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by applicable laws or regulations.

Electronic Access to Company Reports

Our investor website can be accessed at www.michaelkors.com under “Investor Relations.” Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports filed with or furnished to the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our investor website under the caption “SEC Filings” promptly after we electronically file such materials with, or furnish such materials to, the SEC. No information contained on our website is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K. Information relating to corporate governance at our Company, including our Corporate Governance Guidelines, our Code of Business Conduct and Ethics for all directors, officers, and employees, and information concerning our directors, Committees of the Board, including Committee charters, and transactions in Company securities by directors and executive officers, is available at our investor website under the captions “Corporate Governance” and “SEC Filings.” Paper copies of these filings and corporate governance documents are available to shareholders free of charge by written request to Investor Relations, Michael Kors Holdings Limited, 33 Kingsway, London, United Kingdom, WC2B 6UF. Documents filed with the SEC are also available on the SEC’s website at www.sec.gov.

PART I

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Michael Kors”, “we”, “us”, “our”, “the Company”, “our Company” and “our business” refer to Michael Kors Holdings Limited and its wholly owned subsidiaries, unless the context requires otherwise. References to our stores, retail stores and retail segment include all of our full-price retail stores (including concessions) and outlet stores and the term “Fiscal,” with respect to any year, refers to the 52-week period ending on the Saturday closest to March 31 of such year, except for “Fiscal 2016,” which refers to the 53-week period ending April 2, 2016. Some differences in the numbers in the tables and text throughout this annual report may exist due to rounding. All comparable store sales are presented on a 52-week basis.

Item 1.	Business

Our Company

We are a rapidly growing global luxury lifestyle brand led by a world-class management team and a renowned, award-winning designer. Since launching his namesake brand over 30 years ago, Michael Kors has featured distinctive designs, materials and craftsmanship with a jet-set aesthetic that combines stylish elegance and a sporty attitude. Mr. Kors’ vision has taken the Company from its beginnings as an American luxury sportswear house to a global accessories, footwear and apparel company with a presence in over 100 countries.

We operate our business in three segments — retail, wholesale and licensing — and we have a strategically controlled global distribution network focused on company-operated retail stores, leading department stores, specialty stores and select licensing partners. In Fiscal 2015, our retail segment accounted for approximately 48.8% of our total revenue. As of March 28, 2015, our retail segment included:

•	343 North American retail stores, including concessions and our U.S. e-commerce site; and

•	183 international retail stores, including concessions, in Europe and Japan.

In Fiscal 2015, our wholesale segment accounted for approximately 47.3% of our total revenue. As of March 28, 2015, our wholesale segment included:

•	wholesale sales through approximately 2,541 department store and specialty store doors in North America; and

•	wholesale sales through approximately 1,497 specialty store and department store doors internationally.

A small number of our wholesale customers account for a significant portion of our net sales. Net sales to our five largest wholesale customers represented 26.3% of our total revenue for Fiscal 2015 and 28.9% of our total revenue for Fiscal 2014. Our largest wholesale customer, Federated, accounted for 13.7% of our total revenue for Fiscal 2015 and 14.4% of our total revenue for Fiscal 2014.

Our remaining revenue is generated through our licensing segment, through which we license to third parties certain production, sales and/or distribution rights through geographic licensing arrangements. In Fiscal 2015, our licensing segment accounted for approximately 3.9% of our total revenue, respectively, and consisted primarily of royalties earned on licensed products and our geographic licenses.

For additional financial information regarding our segments, see the Segment Information note presented in the Notes to the Consolidated Financial Statements.

We offer two primary collections: the Michael Kors luxury collection and the MICHAEL Michael Kors accessible luxury collection. The Michael Kors collection establishes the aesthetic authority of our entire brand and is carried in many of our retail stores, as well as in the finest luxury department stores in the world, including, among others, Bergdorf Goodman, Saks Fifth Avenue, Neiman Marcus, Holt Renfrew, Harrods, Harvey Nichols and Printemps. In 2004, we saw an opportunity to capitalize on the brand strength of the Michael Kors collection and address the significant demand opportunity in accessible luxury goods, and we introduced the MICHAEL Michael Kors collection, which has a strong focus on accessories, in addition to offering footwear and apparel. The MICHAEL Michael Kors collection is carried in all of our lifestyle stores, as well as leading department stores throughout the world, including, among others, Bloomingdale’s, Nordstrom, Macy’s, Harrods, Harvey Nichols, Galeries Lafayette, Lotte, Hyundai, Isetan and Lane Crawford. Taken together, our two primary collections target a broad customer base while retaining our premium luxury image.

Industry

We operate in the global luxury goods industry. Over the past ten years, the luxury goods industry has grown and has remained resilient during economic downturns. The demand for the worldwide luxury goods industry, and accessories in particular, is predicted to continue to grow in Fiscal 2016. We believe that we are well positioned to capitalize on the continued growth of the accessories product category, as it is one of our primary product categories of focus.

Geographic Information

We generate revenue globally through our segments. Through our retail and wholesale segments we sell our products in three principal geographic markets: North America, Europe and Asia. Through our licensing segment, we enter into agreements that license to third parties use of our brand name and trademarks, certain production, and sales and/or distribution rights. Revenues generated through these agreements are primarily earned in North America and Europe.

The following table details our net sales and revenue by segment and geographic location for the fiscal years then ended (in thousands):

	Fiscal Years Ended
	March 28, 2015	March 29, 2014	March 30, 2013

Retail net sales - North America	$1,656,095	$1,318,887	$938,515
Retail net sales - Europe	412,063	235,571	101,754
Retail net sales - Japan	66,420	38,547	22,373
Wholesale net sales - North America	1,662,540	1,335,545	913,145
Wholesale net sales - Europe	401,068	241,972	118,970
Wholesale net sales - Asia	1,480	—	—
Licensing Revenue- North America	100,289	117,386	86,975
Licensing Revenue- Europe	71,514	22,935	—

	$4,371,469	$3,310,843	$2,181,732

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

Design Vision Led by World-Renowned, Award-Winning Designer. Michael Kors, a world-renowned designer, personally leads our experienced design team. Mr. Kors and his team are responsible for conceptualizing and directing the design of all of our products, and their design leadership is a unique advantage that we possess. Mr. Kors has received a number of awards, which recognize the contribution Mr. Kors and his team have made to the fashion industry and our Company.

Poised to Take Share in the Growing Global Accessories Product Category. The accessories product category has been the fastest growing product category in the global luxury goods industry. In 2004, we saw the opportunity to capitalize on growing accessories demand by leveraging the strength of the Michael Kors luxury collection, and we introduced the accessible luxury MICHAEL Michael Kors collection further enhancing our brand awareness within North America.

Proven Multi-Format Retail Segment with Significant Growth Opportunity. In Fiscal 2015, our retail segment reported net sales of $2,134.6 million and a 10.3% increase in year-over-year comparable store sales from Fiscal 2014. Within our retail segment we have four primary retail store formats: collection stores, lifestyle stores, outlet stores and e-commerce site. Our collection stores are located in some of the world’s most prestigious shopping areas, such as Madison Avenue in New York and Rodeo Drive in California, and are generally 3,200 square feet in size. Our lifestyle stores are located in some of the world’s most frequented metropolitan shopping locations and leading regional shopping centers, and are generally 2,600 square feet in size. We also extend our reach to additional consumer groups through our outlet stores, which are generally 3,400 square feet in size. In addition to these three retail store formats, we operate concessions in a select number of department stores in North America and internationally. During Fiscal 2015, we also launched a new U.S. e-commerce platform and plan to continue to expand our international e-commerce presence in the future.

Strong Relationships with Premier Wholesale Customers. We partner with leading wholesale customers, such as Bergdorf Goodman, Saks Fifth Avenue, Neiman Marcus, Holt Renfrew, Bloomingdale’s, Nordstrom and Macy’s in North America; and Harrods, Harvey Nichols, Selfridges and Galeries Lafayette in Europe. These relationships enable us to access large numbers of our key consumers in a targeted manner. In addition, we are engaged in wholesale growth initiatives that are designed to transform the Michael Kors displays at select department stores into branded “shop-in-shops.” By installing customized freestanding fixtures, wall casings and components, decorative items and flooring, as well as deploying specially trained staff, we believe that our shop-in-shops provide department store consumers with a more personalized shopping experience than traditional retail department store configurations. These initiatives, among others, have helped increase total revenue for our wholesale segment from $1,577.5 million in Fiscal 2014 to $2,065.1 million in Fiscal 2015, representing a 30.9% year-over-year increase.

Growing Licensing Segment. The strength of our global brand has been instrumental in helping us build our licensing business. We collaborate with a select number of product licensees who produce and sell what we believe are products requiring specialized expertise that are enhanced by our brand strength. Our relationship with Fossil Partners, LP. (“Fossil”), for instance, has helped us create a line of watches and jewelry that we believe have become, and will continue to be, status items for young fashion-conscious consumers. As of March 28, 2015, other product licensees, in addition to Fossil, included the Aramis and Designer Fragrances division of The Estée Lauder Companies Inc. (“Estée Lauder”) for fragrances and beauty, and Luxottica Group (Luxottica) for eyewear, among others. Our relationships with our product licensees have helped us leverage our success across demographics and categories by taking advantage of their unique expertise, resulting in total revenue for licensed products increasing from $140.3 million in Fiscal 2014 to $171.8 million in Fiscal 2015. In addition, we have entered into agreements with non-manufacturing third-party licensees who we believe have particular expertise in the distribution of fashion accessories, footwear and apparel in specific geographic territories, such as the Middle East, Eastern Europe, Latin America and the Caribbean, throughout all of Asia (excluding Japan), and Australia.

Proven and Experienced Management Team. Our senior management team has extensive experience across a broad range of disciplines in the retail industry, including design, sales, marketing, public relations, merchandising, real estate, supply chain and finance. With an average of 25 years of experience in the retail industry, including at a number of public companies, and an average of ten years with Michael Kors, our senior management team has strong creative and operational experience and a successful track record. This extensive experience extends beyond our senior management team and deep into our organization.

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

Expand Our Global Retail Store Base and E-Commerce. Continue to expand our global retail store base, as well as expand our international e-commerce presence by launching new e-commerce sites in Canada, Europe and Asia. We believe that there is significant opportunity to continue expanding our retail stores in both North America and Europe, and to increase our stores in these regions to approximately 600 locations in the long term. We will look to open new stores predominately in high traffic areas of street and mall locations in high-income demographic areas and will adhere to our already successful retail store formats, which we believe reinforce our brand image and generate strong sales per square foot.

Expand North American Shop-in-Shop Footprint at Select Department Stores. Continue to increase our North American wholesale sales by increasing shop-in-shops. We believe that our proprietary shop-in-shop fixtures effectively communicate our brand image within the department store, enhance the presentation of our merchandise and create a more personalized shopping experience for department store consumers. We plan to grow our North American shop-in-shop footprint at select department stores by continuing to convert existing wholesale door space into shop-in-shops and expanding the size of existing shop-in-shops.

Increase Global Comparable Store Sales. Continue to increase global comparable store sales with a number of initiatives already under way to increase the size and frequency of purchases by our existing customers and to attract new customers. Such initiatives include, among others, increasing the size of existing stores, creating compelling store environments and offering new products, including menswear, small leather goods, active footwear, beauty and fashion jewelry.

Grow International Retail and Wholesale Businesses. Continue our international expansion in select regions throughout Europe and other key international markets, and continue to leverage our existing operations in Europe and Japan to drive continued expansion. This includes increasing our international retail store base, including concessions, expanding our international e-commerce presence, as well as increasing our wholesale doors and shop-in-shop conversions at select department stores throughout Europe.

Collections and Products

We have two primary collections that offer accessories, footwear and apparel: the Michael Kors collection and the MICHAEL Michael Kors collection, both of which are offered through our retail and wholesale segments. We also offer licensed products primarily through our retail segment. Our net sales by major product category were as follows (in thousands):

	Fiscal Years Ended
	March 28, 2015	% of Total	March 29, 2014	% of Total	March 30, 2013	% of Total	March 31, 2012	% of Total
Accessories	$2,872,221	68.4%	$2,060,824	65.0%	$1,255,536	59.9%	$652,451	52.7%
Apparel	549,433	13.1%	482,435	15.2%	413,731	19.8%	304,231	24.6%
Footwear	444,046	10.5%	337,988	10.7%	210,982	10.1%	150,564	12.2%
Licensed product	333,966	8.0%	289,275	9.1%	214,508	10.2%	129,854	10.5%

Net sales	$4,199,666		$3,170,522		$2,094,757		$1,237,100

The Michael Kors Collection

In the Michael Kors collection we offer accessories, including handbags and small leather goods, many of which are made from high quality leathers and other exotic skins, footwear and apparel, including ready-to-wear womenswear and menswear. Generally, our handbags and small leather goods retail from $300 to $6,000, our footwear retails from $300 to $1,500, our women’s apparel retails from $300 to $6,000 and our menswear apparel retails from $50 to $1,300.

The MICHAEL Michael Kors Collection

The MICHAEL Michael Kors collection has a strong focus on accessories, in addition to offering footwear and apparel, and is carried in all of our lifestyle stores as well as leading department stores throughout the world. In the MICHAEL Michael Kors collection, we offer: accessories, primarily handbags, which are created to meet the fashion and functional requirements of our broad and diverse consumer base, and small leather goods, such as clutches, wallets, wristlets and cosmetic cases; footwear, exclusively in women’s styles; and womenswear, including dresses, tops, jeans, pants, skirts, shorts and outerwear. Generally, our handbags retail from $200 to $600, our small leather goods retail from $45 to $250, our footwear retails from $40 to $350 and our women’s apparel retails from $50 to $500.

Our Licensed Products

Watches. Fossil has been our exclusive watch licensee since April 2004. Watches are sold in our retail stores, our e-commerce site and by Fossil to wholesale customers in addition to select watch retailers. Generally, our watches retail from $195 to $695.

Eyewear. In January 2015, Luxottica became our exclusive eyewear licensee for developing distinctive eyewear inspired by our collections. Our eyewear products are focused on status eyewear with sunglasses serving as a key category. Eyewear is sold in our retail stores, our e-commerce site and by Luxottica to wholesale customers in addition to select sunglass retailers and prescription eyewear providers. Generally, our eyewear retails from $99 to $255. Prior to January 2015, Marchon was our exclusive eyewear licensee.

Jewelry. Fossil has been our exclusive fashion jewelry licensee since December 2010. Our jewelry product line is complementary to our watches and accessories lines and is comprised of bracelets, necklaces, rings and earrings. Our jewelry is sold in our retail stores, our e-commerce site and by Fossil to wholesale customers in addition to other specialty stores. Generally, our jewelry retails from $55 to $500.

Fragrances and Beauty. Estée Lauder has been our exclusive women’s and men’s fragrance licensee since May 2003. Fragrances are sold in our retail stores, our e-commerce site and by Estée Lauder to wholesale customers in addition to select fragrance retailers. In Fiscal 2015, Estée Lauder also became our exclusive licensee of beauty products, which includes nail lacquers, lip products, powders, and a collection of body and sun products. Our fragrance and beauty products generally retail from $18 to $125.

Marketing and Advertising

Our marketing strategy is to deliver a consistent message every time the consumer comes in contact with our brand through all of our communications and visual merchandising. Our global image is created and executed internally by our creative marketing, visual merchandising and public relations teams, which helps ensure the consistency of our message.

In Fiscal 2015, we recognized approximately $103.6 million in advertising and marketing expense in North America and internationally. In conjunction with promoting a consistent global image, we use our extensive customer database and consumer knowledge to best target our consumers in an effort to foster marketing efficiency. We engage in a wide range of direct marketing programs, including such vehicles as emails, print advertising, outdoor advertising, social media, catalogs and brochures, in order to stimulate sales in a consumer-preferred shopping venue. As part of our direct marketing strategy, our catalogs are sent to selected households to encourage consumer purchases and to build brand awareness. In addition, our spring and fall ready-to-wear collections and our latest accessories and shoes are showcased at New York Fashion Week. The semi-annual runway shows generate extensive media coverage.

The growing number of visitors to our michaelkors.com online store provides an opportunity to increase the size of our customer database and to communicate with consumers to increase online and physical store sales and build brand awareness. We launched michaelkors.com in 2007 in partnership with Neiman Marcus, our wholesale customer, and sold merchandise to Neiman Marcus at wholesale, which was subsequently resold by Neiman Marcus through michaelkors.com. Accordingly, Neiman Marcus received substantially all of the proceeds from these online sales. This arrangement was terminated upon our launch of a new in-house U.S. e-commerce platform for michaelkors.com in September 2014. Our new mobile optimized e-commerce site features the Michael Kors lifestyle images, which allows us to better engage new and existing customers and create innovative ways to keep the brand at the forefront of consumers’ minds by offering a broad selection of products, including accessories, apparel, and footwear. Since e-commerce growth is critical to our overall growth strategy, we continued to expand our global e-commerce presence by launching a new e-commerce site in Canada in April 2015, with plans to launch e-commerce sites in Europe and Asia in Fiscal 2017.

Manufacturing and Sourcing

We contract for the purchase of finished goods principally with independent third-party manufacturing contractors, whereby the manufacturing contractor is generally responsible for the entire manufacturing process, including the purchase of piece goods and trim. Although we do not have written agreements with any of our manufacturing contractors, we believe we have mutually satisfactory relationships with them. We allocate product manufacturing among third-party agents based on their capabilities, the availability of production capacity, pricing and delivery. We have relationships with various agents who source our finished goods with numerous manufacturing contractors on our behalf. Although our relationships with our agents are generally terminable at any time, we believe we have mutually satisfactory relationships with them. In Fiscal 2015 and 2014, one third-party agent sourced approximately 11.7% and 12.6% of our finished goods purchases, respectively. In Fiscal 2015, by dollar volume, approximately 97.8% of our products were produced in Asia and Europe. See Item 1A. — “Import Restrictions and Other Government Regulations” and “Risk Factors”— “We primarily use foreign manufacturing contractors and independent third-party agents to source our finished goods, which poses legal, regulatory, political and economic risks to our business operations.”

Manufacturing contractors and agents operate under the close supervision of our global manufacturing divisions and buying agents headquartered in North America, Europe and Asia. All products are produced according to our specifications. Production staff monitors manufacturing at supplier facilities in order to correct problems prior to shipment of the final product. Quality assurance is focused on as early as possible in the production process, allowing merchandise to be received at the distribution facilities and shipped to customers with minimal interruption.

Distribution

Our primary distribution facility in the United States is the 1,120,500 square foot leased facility in Whittier, California. We also have several smaller distribution facilities across the United States. Outside of the United States, we have regional distribution centers in Canada, Holland, Japan, and Hong Kong, which are either leased or operated by third-parties. In April 2015, we expanded our existing distribution facility in Whittier, California to service our e-commerce site. In addition, during Fiscal 2016, we plan to invest in building our own distribution facility in Holland, which will support our European operations.

Intellectual Property

We own the Michael Kors and MICHAEL Michael Kors trademarks, as well as other material trademark rights related to the production, marketing and distribution of our products, both in the United States and in other countries in which our products are principally sold. We also have trademark applications pending for a variety of related logos. We aggressively police our trademarks and pursue infringers both domestically and internationally. We also pursue counterfeiters in the United States, Europe, the Middle East, the Far East and elsewhere in the world in both online and offline channels through leads generated internally, as well as through our network of customs authorities, law enforcement, legal representatives and brand specialists around the world.

Pursuant to an agreement entered into by Mr. Kors in connection with the acquisition by our former principal shareholder of a majority interest in the Company in 2003, Mr. Kors (i) represented that all intellectual property rights used in connection with the Company’s business at such time were owned exclusively by the Company, (ii) assigned to the Company (to the extent not already assigned to and owned by the Company) exclusive worldwide rights in perpetuity to the “Michael Kors” name and trademark and all derivations thereof, as well as to Mr. Kors’ signature and likeness, and all goodwill associated therewith, (iii) agreed not to take any action against the Company inconsistent with such ownership by the Company (including, without limitation, by asserting any privacy, publicity or moral rights) and (iv) agreed not to use, whether or not he is employed by the Company, any of such intellectual property in connection with any commercial enterprise (provided that he may use the name Michael Kors as his legal name only, and not as service mark or trade name, to identify himself personally and to engage in charitable activities and other activities that do not compete with any businesses of the Company).

Employees

At the end of Fiscal 2015, 2014 and 2013, we had approximately 11,094, 9,184 and 6,379 total employees, respectively. As of March 28, 2015, we had approximately 5,378 full-time employees and approximately 5,716 part-time employees. Approximately 9,469 of our employees were engaged in retail selling and administrative positions, and our remaining employees were engaged in other aspects of our business as of March 28, 2015. None of our employees are currently covered by collective bargaining agreements and we believe that our relations with our employees are good.

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

Over the last several years the accessories category, in particular, has grown, encouraging the entry of new competitors, as well as increasing the competition from existing competitors. We believe, however, that we have significant competitive advantages because of our brand recognition and the acceptance of our brand name by consumers. See Item 1A. “Risk Factors — The markets in which we operate are highly competitive, both within North America and internationally, and increased competition based on a number of factors could cause our profitability to decline.”

Seasonality

We experience certain effects of seasonality with respect to our wholesale and retail segments. Our wholesale segment generally experiences its greatest sales in our third and fourth fiscal quarters while our first fiscal quarter experiences the lowest sales. Our retail segment generally experiences greater sales during our third fiscal quarter as a result of Holiday season sales. In the aggregate, our first fiscal quarter typically experiences significantly less sales volume relative to the other three quarters and our third fiscal quarter generally has higher sales volume relative to other three quarters. However, given our recent growth, the effects of any seasonality are further muted by incremental sales related to our new retail stores, wholesale doors and shop-in-shops.

Import Restrictions and Other Governmental Regulations

Virtually all of our merchandise imported into the United States, Canada, Europe and Asia is subject to duties. In addition, most of the countries to which we ship could impose safeguard quotas to protect their local industries from import surges that threaten to create market disruption. The United States and other countries may also unilaterally impose additional duties in response to a particular product being imported at unfairly traded prices that, in such increased quantities, cause or threaten injury to the relevant domestic industry (generally known as “anti-dumping” actions). If dumping is suspected in the United States, the United States government may self-initiate a dumping case on behalf of a particular industry. Furthermore, additional duties, generally known as countervailing duties, can also be imposed by the United States government to offset subsidies provided by a foreign government to foreign manufacturers if the importation of such subsidized merchandise injures or threatens to injure a United States industry. We are also subject to other international trade agreements and regulations, such as the North American Free Trade Agreement. See Item 1A.“Risk Factors—We primarily use foreign manufacturing contractors and independent third-party agents to source our finished goods, which poses legal, regulatory, political and economic risks to our business operations.”

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

We are also required to comply with the disclosure requirements under the Securities Exchange Act of 1934, as amended, relating to the use of conflict minerals in our products. As a result, we have incurred, and expect to continue to incur, additional costs to comply with this rule.

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

The accessories, footwear and apparel industries have historically been subject to cyclical variations, recessions in the general economy and uncertainties regarding future economic prospects that can affect consumer spending habits. Purchases of discretionary luxury items, such as our products, tend to decline during recessionary periods when disposable income is lower. The success of our operations depends on a number of factors impacting discretionary consumer spending, including general economic conditions, consumer confidence, wages and unemployment, housing prices, consumer debt, interest rates, fuel and energy costs, taxation and political conditions. A continuation or worsening of the current weakness in the economy may negatively affect consumer and wholesale purchases of our products and could have a material adverse effect on our business, financial condition and operating results.

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

Privacy breaches and other cyber security risks related to our business could negatively affect our reputation, credibility and business.

We are dependent on information technology systems and networks for a significant portion of our direct-to-consumer sales, including our e-commerce site and retail business credit card transaction authorization and processing. We are responsible for storing data relating to our customers and employees and also rely on third party vendors for the storage, processing and transmission of personal and Company information. Consumers, lawmakers and consumer advocates alike are increasingly concerned over the security of personal information transmitted over the internet, consumer identity theft and privacy. In addition to taking the necessary precautions ourselves, we require that third-party service providers implement reasonable security measures to protect our employees’ and customers’ identity and privacy. We do not, however, control these third-party service providers and cannot guarantee that no electronic or physical computer break-ins and security breaches will occur in the future. Likewise, our systems and technology are subject to the risk of system failures, viruses, “hackers” and other causes that are out of our control. A significant breach of customer, employee or Company data could damage the Company’s reputation, its relationship with customers and the Michael Kors brand, and could result in lost sales, sizable fines, significant breach-notification costs and lawsuits, as well as adversely affect results of operations. The Company may also incur additional costs in the future related to the implementation of additional security measures to protect against new or enhanced data security and privacy threats, or to comply with state, federal and international laws that may be enacted to address those threats.

Our business is exposed to foreign currency exchange rate fluctuations.

Our results of operations for our international subsidiaries are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars during financial statement consolidation. If the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions could impact our consolidated results of operations. In addition, we have intercompany notes amongst certain of our non-U.S. subsidiaries, which may be denominated in a currency other than the local currency of a particular reporting entity. As a result of using a currency other than the functional currency of the related subsidiary, results of these operations may be adversely affected during times of significant fluctuation between the functional currency of that subsidiary and the denomination currency of the note. We continuously monitor our foreign currency exposure and hedge a portion of our foreign subsidiaries’ foreign currency-denominated inventory purchases to minimize the impact of changes in foreign currency exchange rates. However, we cannot fully anticipate all of our foreign currency exposures and cannot ensure that these hedges will fully offset the impact of foreign currency exchange rate fluctuations.

As a result of operating retail stores and concessions in various countries outside of the U.S., we are also exposed to market risk from fluctuations in foreign currency exchange rates, particularly the Euro, the British Pound, the Japanese Yen and the Canadian Dollar. A substantial weakening of foreign currencies against the U.S. dollar could require us to raise our retail prices or reduce our profit margins in various locations outside of the U.S. In addition, our sales and profitability could be negatively impacted if consumers in those markets were unwilling to purchase our products at increased prices.

We face risks associated with operating in international markets and our strategy to continue to expand internationally.

We operate on a global basis, with approximately 26.2% of our total revenue from operations outside of the U.S. during Fiscal 2015. As a result, we are subject to the risks of doing business internationally, including political and economic instability in foreign countries, laws, regulations and policies of foreign governments, potential negative consequences from changes in taxation policies, political or civil unrest, acts of terrorism, military actions or other conditions. Economic instability and unsettled regional and global conflicts may negatively affect consumer spending by foreign tourists and local consumers in the various regions where we operate, which could adversely affect our sales and results of operations. We also sell our products at varying retail price points based on geographic location that yield different gross profit margins, and we achieve different operating profit margins, depending on geographic region, due to a variety of factors including product mix, store size, occupancy costs, labor costs and retail pricing. Changes in any one or more of these factors could result in lower revenues, increased costs, and negatively impact our business, financial condition and operating results.

We face additional risks with respect to our strategy to expand internationally, including our efforts to further grow and expand our operations in Europe and Asia. Specifically, during the second half of Fiscal 2016, we plan to transition the currently licensed business in South Korea to a wholly owned operation. We may not be able to successfully integrate the business of any licensee that we acquire into our own business or achieve any expected cost savings or synergies from such integration. Furthermore, we may have difficulty integrating any new or reacquired businesses into our operations, hiring and retaining qualified key employees, or otherwise successfully managing such expansion. In some of the countries we do not yet have significant operating experience, and in most of these countries we face established competitors with significantly more operating experience in those locations. Many countries have different operational characteristics, including, but not limited to, employment and labor, transportation, logistics, real estate (including lease terms) and local reporting or legal requirements. Furthermore, consumer demand and behavior, as well as tastes and purchasing trends may differ in these countries and, as a result, sales of our product may not be successful, or the margins on those sales may not be in line with those we currently anticipate. In addition, in many of these countries there is significant competition to attract and retain experienced and talented employees. If our international expansion plans are unsuccessful, it could have a material adverse effect on our business, financial condition and operating results.

The growth of our business depends on the successful execution of our growth strategies, including our efforts to open and operate new retail stores, to increase the number of department stores and specialty stores that sell our products, and to acquire select operations from our third-party licensees.

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

We will encounter pre-opening costs and we may encounter initial losses when new retail stores, including concessions, and shop-in-shops commence operations. Certain of our European stores require investments in the form of key money to secure prime locations, which may be paid to landlords or existing lessees. While we expect to open a number of additional retail stores, including concessions, and shop-in-shops in the future, there can be no assurance that we will open the planned number, that we will recover the expenditure costs associated with opening these new retail stores, including concessions, and shop-in-shops or that the operation of these new venues will be successful or profitable. Any changes from our initial expectations could have a material adverse effect on our business, financial condition and operating results.

A material disruption in our information technology systems could have a material adverse effect on our business, financial condition and results of operations.

We rely extensively on our information technology (“IT”) systems to track inventory, manage our supply chain, record and process transactions, manage customer communications, summarize results and manage our business. The failure of our IT systems to operate properly or effectively, problems with transitioning to upgraded or replacement systems, or difficulty in integrating new systems, could adversely affect our business. In addition, we have an e-commerce website in the United States, a new e-commerce site in Canada launched in April 2015, and plans for additional e-commerce sites in Europe and Japan in Fiscal 2017. Our IT systems and websites may be subject to damage and/or interruption from power outages, computer, network and telecommunications failures, computer viruses, “hackers”, security breaches, usage errors by our employees and bad acts by our customers and website visitors. If our IT systems or websites are damaged or cease to function properly, we may have to make a significant investment to fix or replace them, and we may suffer loss of critical data (including our customer data) and interruptions or delays in our operations in the interim. Any significant disruption in our IT systems or websites could harm our reputation and credibility, and could have a material adverse effect on our business, financial condition and operating results.

We are dependent on a limited number of distribution facilities. If one or more of our distribution facilities experiences operational difficulties or becomes inoperable, it could have a material adverse effect on our business, financial condition and operating results.

We operate a limited number of distribution facilities. Our ability to meet the needs of our wholesale customers and our own retail stores and e-commerce sites depends on the proper operation of these distribution facilities. If any of these distribution facilities were to shut down or otherwise become inoperable or inaccessible for any reason, we could suffer a substantial loss of inventory and/or disruptions of deliveries to our retail and wholesale customers. For example, during the fourth quarter of Fiscal 2015 our U.S. third party operated e-commerce fulfillment center was impacted by structural damage, which resulted in shipping delays to consumers who ordered merchandise through our e-commerce website. In addition, we could incur significantly higher costs and longer lead times associated with the distribution of our products during the time it takes to reopen or replace the damaged facility. Any of the foregoing factors could result in decreased sales and have a material adverse effect on our business, financial condition and operating results.

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

Competition, along with other factors such as consolidation, changes in consumer spending patterns and a highly promotional environment, could also result in significant pricing pressure. These factors may cause us to reduce our sales prices to our wholesale customers and retail consumers, which could cause our gross margins to decline if we are unable to appropriately manage inventory levels and/or otherwise offset price reductions with comparable reductions in our operating costs. If our sales prices decline and we fail to sufficiently reduce our product costs or operating expenses, our profitability may decline, which could have a material adverse effect on our business, financial condition and operating results.

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

As we expand our store base, we may not be able to maintain the levels of comparable store sales that we have experienced historically. In addition, we may not be able to maintain our historic average sales per square foot as we move into new markets. If our future comparable store sales or average sales per square foot decline or fail to meet market expectations, the price of our ordinary shares could decline. In addition, the aggregate results of operations of our stores have fluctuated in the past and can be expected to continue to fluctuate in the future. A variety of factors affect both comparable store sales and average sales per square foot, including, among others, fashion trends, competition, current economic conditions, pricing, inflation, the timing of the release of new merchandise and promotional events, changes in our merchandise mix, the success of marketing programs and weather conditions. If we misjudge the market for our products, we may incur excess inventory for some of our products and miss opportunities for other products. These factors may cause our comparable store sales results and average sales per square foot in the future to be materially lower than recent periods and our expectations, which could have a material adverse effect on our results of operations and result in a decline in the price of our ordinary shares.

We are subject to risks associated with leasing retail space under long-term, non-cancelable leases and are required to make substantial lease payments under our operating leases. Any failure to make these lease payments when due could materially adversely affect our business, financial condition and operating results.

We do not own any of our store facilities; instead, we lease all of our stores under operating leases. Our leases generally have terms of up to 10 years. Our leases generally require a fixed annual rent and most require the payment of additional rent if store sales exceed a negotiated amount. Certain of our European stores also require initial investments in the form of key money to secure prime locations, which may be paid to landlords or existing lessees. Generally, our leases are “net” leases, which require us to pay all of the costs of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases at our option. Payments under these operating leases account for a significant portion of our operating costs. For example, as of March 28, 2015, we were party to operating leases associated with our stores as well as other corporate facilities requiring future minimum lease payments aggregating to $897.4 million through Fiscal 2020 and approximately $695.3 million thereafter through Fiscal 2029. We expect that any new stores we open under operating leases will have terms similar to those contained in leases we have entered previously, which will further increase our operating lease expenses.

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

We have entered into a select number of product licensing agreements with companies that produce and sell, under our trademarks, products requiring specialized expertise. We have also entered into a number of select licensing agreements pursuant to which we have granted third parties certain rights to distribute and sell our products in certain geographical areas, such as the Middle East, Eastern Europe, Latin America, the Caribbean, throughout all of Asia (excluding Japan), and Australia. In addition, we have entered into similar licensing agreements with entities that are indirectly owned by certain of our directors and officers, including Michael Kors and John Idol, pursuant to which we have granted such entities certain rights to distribute and sell our products in China, Hong Kong, Macau and Taiwan. See Note 19 — “Agreements with Shareholders and Related Party Transactions” to the accompanying consolidated audited financial statements. In the future, we may enter into additional licensing arrangements. Although we take steps to carefully select our licensing partners, such arrangements may not be successful. Our licensing partners may fail to fulfill their obligations under their license agreements or have interests that differ from or conflict with our own, such as the timing of new store openings, the pricing of our products and the offering of competitive products. In addition, the risks applicable to the business of our licensing partners may be different than the risks applicable to our business, including risks associated with each such partner’s ability to:

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

We rely on our licensing partners to preserve the value of our brands. Although we attempt to protect our brands through, among other things, approval rights over store location and design, product design, production quality, packaging, merchandising, distribution, advertising and promotion of our stores and products, we may not be able to control the use by our licensing partners of our brand. The misuse of our brand by a licensing partner could have a material adverse effect on our business, financial condition and operating results.

A substantial portion of our revenue is derived from a small number of large wholesale customers, and the loss of any of these wholesale customers could substantially reduce our total revenue.

A small number of our wholesale customers account for a significant portion of our net sales. Net sales to our five largest wholesale customers represented 26.3% of our total revenue for Fiscal 2015 and 28.9% of our total revenue for Fiscal 2014. Our largest wholesale customer, Federated, accounted for 13.7% of our total revenue for Fiscal 2015 and 14.4% of our total revenue for Fiscal 2014. We do not have written agreements with any of our wholesale customers, and purchases generally occur on an order-by-order basis. A decision by any of our major wholesale customers, whether motivated by marketing strategy, competitive conditions, financial difficulties or otherwise, to decrease significantly the amount of merchandise purchased from us or our licensing partners, or to change their manner of doing business with us or our licensing partners, could substantially reduce our revenue and have a material adverse effect on our profitability. During the past several years, the retail industry has experienced a great deal of consolidation and other ownership changes, and we expect such changes will continue. In addition, store closings by our wholesale customers decrease the number of stores carrying our products, while the remaining stores may purchase a smaller amount of our products and/or may reduce the retail floor space designated for our brands. In the future, retailers may further consolidate, undergo restructurings or reorganizations, realign their affiliations or reposition their stores’ target markets. Any of these types of actions could decrease the number of stores that carry our products or increase the ownership concentration within the retail industry. These changes could decrease our opportunities in the market, increase our reliance on a smaller number of large wholesale customers and decrease our negotiating strength with our wholesale customers. These factors could have a material adverse effect on our business, financial condition and operating results.

Increases in the cost of raw materials could increase our production costs and cause our operating results and financial condition to suffer.

The costs of raw materials used in our products are affected by, among other things, weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries and other factors that are generally unpredictable and beyond our control. We are not always successful in our efforts to protect our business from the volatility of the market price of raw materials and our business can be materially affected by dramatic movements in prices of raw materials. The ultimate effect of this change on our earnings cannot be quantified, as the effect of movements in raw materials prices on industry selling prices are uncertain, but any significant increase in these prices could have a material adverse effect on our business, financial condition and operating results.

We primarily use foreign manufacturing contractors and independent third-party agents to source our finished goods, which poses legal, regulatory, political and economic risks to our business operations.

Our products are primarily produced by, and purchased or procured from, independent manufacturing contractors located mainly in Asia and Europe. A manufacturing contractor’s failure to ship products to us in a timely manner or to meet the required quality standards could cause us to miss the delivery date requirements of our customers for those items. The failure to make timely deliveries may cause customers to cancel orders, refuse to accept deliveries or demand reduced prices, any of which could have a material adverse effect on us. In addition, any of the following factors could negatively affect our ability to produce or deliver our products and, as a result, could have a material adverse effect on our business, financial condition and operating results:

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

We do not have written agreements with any of our third-party manufacturing contractors. As a result, any single manufacturing contractor could unilaterally terminate its relationship with us at any time. In Fiscal 2015, our largest manufacturing contractor, who primarily produces its products in China and who we have worked with for over ten years, accounted for the production of 29.1% of our finished products. Our inability to promptly replace manufacturing contractors that terminate their relationships with us or cease to provide high quality products in a timely and cost-efficient manner could have a material adverse effect on our business, financial condition and operating results, and impact the cost and availability of our goods.

In addition, we use third-party agents to source our finished goods with numerous manufacturing contractors on our behalf. Any single agent could unilaterally terminate its relationship with us at any time. In Fiscal 2015, our largest third-party agent, whose primary place of business is Hong Kong and who we have worked with for over 10 years, sourced approximately 11.7% of our purchases of finished goods. Our inability to promptly replace agents that terminate their relationships with us or cease to provide high quality service in a timely and cost-efficient manner could have a material adverse effect on our business, financial condition and operating results.

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

Our trademarks, including MICHAEL KORS and MICHAEL MICHAEL KORS, logos and other intellectual property rights are important to our success and our competitive position. We are susceptible to others imitating our products and infringing on our intellectual property rights in the United States, Europe, the Middle East, the Far East and elsewhere in the world in both online and offline channels. Our brand enjoys significant worldwide consumer recognition, and the generally higher pricing of our products creates additional incentive for counterfeiters to infringe on our brand. We work with customs authorities, law enforcement, legal representatives and brand specialists globally in an effort to prevent the sale of counterfeit Michael Kors products, but we cannot guarantee the extent to which our efforts to prevent counterfeiting of our brand and other intellectual property infringement will be successful. Such counterfeiting and other infringement could dilute our brand and harm our reputation and business.

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

We have a $200.0 million senior unsecured credit facility (the “2013 Credit Facility”) under which Michael Kors (USA), Inc. (“MKUSA”), Michael Kors (Europe) B.V., Michael Kors (Canada) Holdings Ltd. and Michael Kors (Switzerland) GmbH, our indirect wholly owned subsidiaries, are borrowers and we are a parent guarantor. The credit agreement governing the terms of the 2013 Credit Facility restricts, among other things, asset dispositions, mergers and acquisitions, dividends, share repurchases and redemptions, other restricted payments, indebtedness, loans and investments, liens and affiliate transactions. Our credit agreement also contains customary events of default, including a change in control of the Company. In addition, our credit agreement contains financial covenants such as requiring an adjusted leverage ratio of 3.5 to 1.0 (with the ratio being total consolidated indebtedness plus 8.0 times consolidated rent expense to EBITDA plus consolidated rent expense) and a fixed charge coverage ratio of 2.0 to 1.0 (with the ratio being EBITDA plus consolidated rent expense to the sum of fixed charges plus consolidated rent expense). See credit discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity”. These covenants, among other things, may limit our ability to fund our future working capital needs and capital expenditures, engage in future acquisitions or development activities, or otherwise realize the value of our assets and opportunities fully because of the need to dedicate a portion of our cash flow from operations to payments on debt.

Failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting, which could harm our business and cause a decline in the price of our ordinary shares.

As a public company we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. If our management is unable to certify the effectiveness of our internal controls or if our independent registered public accounting firm cannot render an opinion on management’s assessment and on the effectiveness of our internal control over financial reporting, or if material weaknesses in our internal controls are identified, we could be subject to regulatory scrutiny and a loss of public confidence, which could have an adverse effect on our business and cause a decline in the price of our ordinary shares.

Provisions in our organizational documents may delay or prevent our acquisition by a third party.

Our Memorandum and Articles of Association (together, as amended from time to time, our “Memorandum and Articles”) contains several provisions that may make it more difficult or expensive for a third party to acquire control of us without the approval of our board of directors. These provisions also may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our shareholders receiving a premium over the market price for their ordinary shares. These provisions include, among others:

•

our board of directors’ ability to amend the Memorandum and Articles to create and issue, from time to time, one or more classes of preference shares and, with respect to each such class, to fix the terms thereof by resolution;

•

provisions relating to the multiple classes and three-year terms of directors, the manner of election of directors, removal of directors and the appointment of directors upon an increase in the number of directors or vacancy on our board of directors;

•	restrictions on the ability of shareholders to call meetings and bring proposals before meetings;

•	elimination of the ability of shareholders to act by written consent; and

•	the requirement of the affirmative vote of 75% of the shares entitled to vote to amend certain provisions of our Memorandum and Articles.

These provisions of our Memorandum and Articles could discourage potential takeover attempts and reduce the price that investors might be willing to pay for our ordinary shares in the future, which could reduce the market price of our ordinary shares.

Rights of shareholders under British Virgin Islands law differ from those under United States law, and, accordingly, our shareholders may have fewer protections.

Our corporate affairs are governed by our Memorandum and Articles, the BVI Business Companies Act, 2004 (as amended, the “BVI Act”) and the common law of the British Virgin Islands. The rights of shareholders to take legal action against our directors, actions by minority shareholders and the fiduciary responsibilities of our directors under British Virgin Islands law are to a large extent governed by the common law of the British Virgin Islands and by the BVI Act. The common law of the British Virgin Islands is derived in part from comparatively limited judicial precedent in the British Virgin Islands as well as from English common law, which has persuasive, but not binding, authority on a court in the British Virgin Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under British Virgin Islands law are not as clearly established as they would be under statutes or judicial precedents in some jurisdictions in the United States. In particular, the British Virgin Islands has a less developed body of securities laws as compared to the United States, and some states (such as Delaware) have more fully developed and judicially interpreted bodies of corporate law. As a result of the foregoing, holders of our ordinary shares may have more difficulty in protecting their interests through actions against our management, directors or major shareholders than they would as shareholders of a U.S. company.

The laws of the British Virgin Islands provide limited protection for minority shareholders, so minority shareholders will have limited or no recourse if they are dissatisfied with the conduct of our affairs.

Under the laws of the British Virgin Islands, there is limited statutory law for the protection of minority shareholders other than the provisions of the BVI Act dealing with shareholder remedies (as summarized under Item 10. — “Additional Information — Memorandum and Articles of Association”). The principal protection under statutory law is that shareholders may bring an action to enforce the constituent documents of a British Virgin Islands company and are entitled to have the affairs of the company conducted in accordance with the BVI Act and the memorandum and articles of association of the company. As such, if those who control the company have persistently disregarded the requirements of the BVI Act or the provisions of the company’s memorandum and articles of association, then the courts will likely grant relief. Generally, the areas in which the courts will intervene are the following: (i) an act complained of which is outside the scope of the authorized business or is illegal or not capable of ratification by the majority; (ii) acts that constitute fraud on the minority where the wrongdoers control the company; (iii) acts that infringe on the personal rights of the shareholders, such as the right to vote; and (iv) acts where the company has not complied with provisions requiring approval of a special or extraordinary majority of shareholders, which are more limited than the rights afforded to minority shareholders under the laws of many states in the United States.

It may be difficult to enforce judgments against us or our executive officers and directors in jurisdictions outside the United States.

Under our Memorandum and Articles, we may indemnify and hold our directors harmless against all claims and suits brought against them, subject to limited exceptions. Furthermore, to the extent allowed by law, the rights and obligations among or between us, any of our current or former directors, officers and employees and any current or former shareholder will be governed exclusively by the laws of the British Virgin Islands and subject to the jurisdiction of the British Virgin Islands courts, unless those rights or obligations do not relate to or arise out of their capacities as such. Although there is doubt as to whether United States courts would enforce these provisions in an action brought in the United States under United States securities laws, these provisions could make judgments obtained outside of the British Virgin Islands more difficult to enforce against our assets in the British Virgin Islands or jurisdictions that would apply British Virgin Islands law.

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

Fluctuations in our tax obligations and changes in tax laws and regulations may have a material impact on our future effective tax rates and results of operations.

Our subsidiaries are subject to taxation in the United States and various foreign jurisdictions, with the applicable tax rates varying by jurisdiction. As a result, our overall effective tax rate is effected by the proportion of earnings from the various tax jurisdictions. We record tax expense based on our estimates of taxable income and required reserves for uncertain tax positions in multiple tax jurisdictions. At any time, there are multiple tax years that are subject to examinations by various taxing authorities. The ultimate resolution of these audits and negotiations with taxing authorities may result in a settlement amount that differs from our original estimate. In addition, any proposed or future changes in tax laws and regulations or interpretations could have a material effect on our effective tax rates, financial condition, and results of operations.

On March 26, 2015, the United Kingdom enacted new Diverted Profits Tax legislation (the “DPT”), which is effective on April 1, 2015. Under the DPT, profits of certain multinational enterprises (such as the Company) deemed to have been artificially diverted from the United Kingdom will be taxed at a rate of 25%. While the Company believes that all of its affiliated entities and the transactions among them have the required economic substance, there is no assurance that this legislation will not have a material effect on its results of operations and financial condition.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table sets forth the location, use and size of our significant distribution and corporate facilities as of March 28, 2015, all of which are leased. The leases expire at various times through Fiscal 2029, subject to renewal options.

Location	Use	Approximate Square Footage
Whittier, CA	Distribution	1,120,500
New York, NY	Corporate Offices	262,450
Montreal, Quebec	Canadian Corporate Office and Distribution	205,500
East Rutherford, NJ	Corporate Offices	53,476
Secaucus, NJ	Distribution	22,760

In April 2015, we expanded our leased distribution facilities in Whittier, California by approximately 260,912 square feet, to accommodate distribution for our e-commerce site, which is currently handled by a third-party distribution facility. In addition, in May 2016, we acquired land and plan to begin building our own distribution facility in Holland, which will support our European operations.

As of March 28, 2015, we also occupied 526 leased retail stores worldwide (including concessions). We consider our properties to be in good condition and believe that our facilities are adequate for our operations and provide sufficient capacity to meet our anticipated requirements.

Other than fixed assets related to our stores (e.g. leasehold improvements, fixtures, etc.) and computer equipment, we do not own any material property as of March 28, 2015.

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

Market Information

Since our IPO on December 15, 2011, our ordinary shares have traded on the NYSE under the symbol “KORS”. At March 28, 2015, there were 199,656,833 ordinary shares outstanding, and the closing sale price of our ordinary shares was $66.97. Also as of that date, we had approximately 303 ordinary shareholders of record. The table below sets forth the high and low closing sale prices of our ordinary shares for the periods indicated:

	High	Low
Fiscal 2014 Quarter Ended:
June 29, 2013	$66.18	$51.63
September 28, 2013	$78.62	$60.08
December 28, 2013	$84.58	$70.59
March 29, 2014	$101.04	$74.11
Fiscal 2015 Quarter Ended:
June 28, 2014	$98.96	$85.71
September 27, 2014	$91.79	$71.25
December 27, 2014	$79.70	$68.25
March 28, 2015	$76.05	$63.31

Share Performance Graph

The line graph below compares the cumulative total shareholder return on our ordinary shares with the Russell 1000 Index (RUI), Standard & Poor’s 500 Index (GSPC), S&P Retail Index (RLX) and the NYSE Composite Index (NYA), and a peer group index of companies that we believe are closest to ours for the period covering our initial public offering on December 15, 2011 through March 27, 2015, the last business day of the our fiscal year. The graph assumes an investment of $100 made at the closing of trading on December 15, 2011, in (i) our ordinary shares, (ii) the shares comprising the RUI, (iii) the shares comprising the GSPC, (iv) the shares comprising the RLX and (v) the shares comprising the NYA. The peer group consists of the following: Coach, Inc., Guess, Inc., PVH Corp., Limited Brands, Inc., and Ralph Lauren Corporation. All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable time period.

Issuer Purchases of Equity Securities

On October 30, 2014, the Company’s Board of Directors authorized a $1.0 billion share repurchase program, which authorized the repurchase of the Company’s shares for a period of two years. On May 20, 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $500 million under the Company’s existing share repurchase program and extended the program through May 2017. The Company also has in place a “withhold to cover” repurchase program, which allows the Company to withhold ordinary shares from certain executive officers to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards.

The following table provides information regarding the Company’s ordinary share repurchases during the three months ended March 28, 2015:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
December 28-January 24	280,819	(1)	$—	—	$600,060,087
January 25 – February 21	—		—	—	600,060,087
February 22 – March 28	1,409,682		65.27	1,409,682	508,050,618

(1)

Represents additional shares delivered to the Company in connection with the November 14, 2014 accelerated share repurchase program, pursuant to which the Company paid $355.0 million and received 4,437,516 of its ordinary shares in November 2014. These additional shares delivered in January 2015 were determined based on the volume-weighted average price of the Company’s ordinary shares, less a discount, during the repurchase period and did not require any additional cash outlay by the Company. See Note 12 to the accompanying audited consolidated financial statements for additional information.

Item 6.	Selected Financial Data

The following table sets forth selected historical consolidated financial and other data for Michael Kors Holdings Limited and its consolidated subsidiaries for the periods presented. The statements of operations data for Fiscal 2015, 2014 and 2013 and the balance sheet data as of the end of Fiscal 2015 and 2014 have been derived from our audited consolidated financial statements included elsewhere in this report. The statements of operations data for Fiscal 2012 and Fiscal 2011 and the balance sheet data as of the end of Fiscal 2013, Fiscal 2012 and Fiscal 2011 have been derived from our prior audited consolidated financial statements, which are not included in this report.

The selected historical consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this annual report.

	Fiscal Years Ended
	March 28, 2015	March 29, 2014	March 30, 2013	March 31, 2012	April 2, 2011
	(data presented in thousands, except for shares and per share data)
Statement of Operations Data:
Net sales	$4,199,666	$3,170,522	$2,094,757	$1,237,100	$757,800
Licensing revenue	171,803	140,321	86,975	65,154	45,539

Total revenue	4,371,469	3,310,843	2,181,732	1,302,254	803,339
Cost of goods sold	1,723,818	1,294,773	875,166	549,158	357,274

Gross profit	2,647,651	2,016,070	1,306,566	753,096	446,065
Selling, general and administrative expenses	1,251,431	926,913	621,536	464,568	279,822
Depreciation and amortization	138,425	79,654	54,291	37,554	25,543
Impairment of long-lived assets	822	1,332	725	3,292	3,834

Total operating expenses	1,390,678	1,007,899	676,552	505,414	309,199

Income from operations	1,256,973	1,008,171	630,014	247,682	136,866
Other income	(3,117)	—	—	—	—
Interest expense, net	215	393	1,524	1,495	1,861
Foreign currency loss (gain)	4,052	131	1,363	(2,629)	1,786

Income before provision for income taxes	1,255,823	1,007,647	627,127	248,816	133,219
Provision for income taxes	374,800	346,162	229,525	101,452	60,713

Net income	881,023	661,485	397,602	147,364	72,506
Net income applicable to preference shareholders	—	—	—	21,227	15,629

Net income available for ordinary shareholders	$881,023	$661,485	$397,602	$126,137	$56,877

Weighted average ordinary shares outstanding(1):
Basic	202,680,572	202,582,945	196,615,054	158,258,126	140,554,377
Diluted	205,865,769	205,638,107	201,540,144	189,299,197	179,177,268
Net income per ordinary share(2):
Basic	$4.35	$3.27	$2.02	$0.80	$0.40
Diluted	$4.28	$3.22	$1.97	$0.78	$0.40

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

	Fiscal Years Ended
	March 28, 2015	March 29, 2014	March 30, 2013	March 31, 2012	April 2, 2011
	(data presented in thousands, except for share and store data)
Operating Data:
Comparable retail store sales growth	10.3%	26.2%	40.1%	39.2%	48.2%
Retail stores, including concessions, at end of period	526	405	304	237	166

Balance Sheet Data (as of the end of period dated above):
Working capital	$1,687,350	$1,468,799	$824,941	$299,057	$117,673
Total assets	$2,691,893	$2,216,973	$1,289,565	$674,425	$399,495
Revolving line of credit	$—	$—	$—	$22,674	$12,765
Note payable to parent	$—	$—	$—	$—	$101,650
Shareholders’ equity	$2,240,965	$1,806,131	$1,047,246	$456,237	$125,320
Number of ordinary shares issued	206,486,699	204,291,345	201,454,408	192,731,390	140,554,377
Number of preference shares	—	—	—	—	10,163,920

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

Overview

Our Business

We are a rapidly growing global luxury lifestyle brand led by a world-class management team and a renowned, award-winning designer. Since launching his namesake brand over 30 years ago, Michael Kors has featured distinctive designs, materials and craftsmanship with a jet-set aesthetic that combines stylish elegance and a sporty attitude. Mr. Kors’ vision has taken the Company from its beginnings as an American luxury sportswear house to a global accessories, footwear and apparel company with a presence in over 100 countries. As a highly recognized luxury lifestyle brand in North America, with accelerating awareness in targeted international markets, we have experienced exceptional sales momentum and intend to continue along this course as we grow our business.

We operate our business in three segments—retail, wholesale and licensing—and we have a strategically controlled global distribution network focused on company-operated retail stores, leading department stores, specialty stores and select licensing partners. As of March 28, 2015, our retail segment included 343 North American retail stores (including concessions), 183 international retail stores (including concessions) throughout Europe and Japan and our U.S. e-commerce site. As of March 28, 2015, our wholesale segment included wholesale sales through approximately 2,541 department store and specialty store doors in North America and wholesale sales through approximately 1,497 specialty store and department store doors internationally. Our remaining revenue is generated through our licensing segment, through which we license to third parties certain production, sales and/or distribution rights. During Fiscal 2015, our licensing segment accounted for approximately 3.9% of our total revenue and consisted of royalties earned on licensed products and our geographic licenses.

We offer two primary collections: the Michael Kors luxury collection and the MICHAEL Michael Kors accessible luxury collection. The Michael Kors collection establishes the aesthetic authority of our entire brand and is carried by many of our retail stores as well as in the finest luxury department stores in the world. In 2004, we introduced the MICHAEL Michael Kors collection, which has a strong focus on accessories, in addition to offering footwear and apparel, and addresses the significant demand opportunity in accessible luxury goods. Taken together, our two collections target a broad customer base while retaining a premium luxury image.

Trends and Uncertainties

Disruptions in shipping and distribution. Our operations are subject to the impact of shipping disruptions as a result of changes or damage to our distribution infrastructure, as well as due to external factors. During the fourth quarter of Fiscal 2015, our U.S. third party operated e-commerce fulfillment center was impacted by structural damage, which resulted in shipping delays to consumers who ordered merchandise through our e-commerce website. In addition, we were impacted by the work slowdowns and stoppages resulting from the labor dispute at the U.S. west coast ports during our Fiscal 2015, which created a backlog of containers at the ports and resulted in inventory delivery delays. We may continue to experience inventory delivery delays until this backlog is cleared by the ports. We also experienced disruptions in shipping of our products within the U.S. during the second quarter of Fiscal 2014 as a result of implementing new material handling equipment and systems for purposes of automating our California distribution facility, which negatively impacted our ability to ship at full capacity during the second and third quarters of Fiscal 2014. In addition to delivery delays, incremental expenses related to the above disruptions were incurred throughout the related time periods. These disruptions to our shipping have had a negative impact on our net sales, operating expenses, and net income for Fiscal 2015 and 2014, and any future disruptions could have a negative impact on our results of operations.

Currency fluctuation and the Strengthening U.S. Dollar. Our consolidated operations are impacted by the relationships between our reporting currency, the U.S. dollar, and those of our non-U.S. subsidiaries whose functional/local currency is other than the U.S. dollar. The recent decline in the value of the Euro relative to the U.S. Dollar has impacted the conversion of the results of our European operations, as they are reported, which represent approximately 20% of our consolidated revenue. At March 28, 2015, the Euro experienced an approximate 21% decline in value relative to the U.S. Dollar compared to the same time in the prior year, and we believe that this trend may continue in Fiscal 2016. Our results have also been negatively impacted by an approximate 12% year-over-year decline in the Canadian Dollar relative to the U.S. Dollar.

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

Establishing brand identity and enhancing global presence. We intend to continue to increase our international presence and global brand recognition through the formation of various joint ventures with international partners, and continuing with our international licensing arrangements. We feel this is an efficient method for continued penetration into the global luxury goods market, especially for markets where we have yet to establish a substantial presence.

Demand for Our Accessories and Related Merchandise. Our performance is affected by trends in the luxury goods industry, as well as shifts in demographics and changes in lifestyle preferences. Currently, we expect that the demand for our products will continue to grow, as the demand for the worldwide luxury goods industry, and accessories in particular, is predicted to experience continued growth. We believe that we are well positioned to capitalize on the continued growth of the accessories product category, as it is one of our primary product categories of focus.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Critical accounting policies are those that are the most important to the portrayal of our financial condition and results of operations, and that require our most difficult, subjective and complex judgments to make estimates about the effect of matters that are inherently uncertain. In applying such policies, we must use certain assumptions that are based upon our informed judgments, assessments of probability and best estimates. Estimates, by their nature, are subjective and are based upon analysis of available information, including historical factors, current circumstances and the experience and judgment of management. We evaluate our assumptions and estimates on an ongoing basis. While our significant accounting policies are detailed in Note 2 to the accompanying audited financial statements, our critical accounting policies are discussed below and pertain to revenue recognition, inventories, impairment of long-lived assets, goodwill, share-based compensation, derivatives and income taxes.

Revenue Recognition

Revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred, the price has been fixed and determinable and collectability is reasonably assured. We recognize retail store revenue upon sale of our products to retail consumers, net of estimated returns. Revenue from sales through our e-commerce site is recognized at the time of delivery to the customer, reduced by an estimate of returns. Wholesale revenue is recognized net of estimates for sales returns, discounts, markdowns and allowances, after merchandise is shipped and title and risk of loss are transferred to our wholesale customers. To arrive at net sales for retail, gross sales are reduced by actual customer returns, as well as by a provision for estimated future customer returns, which is based on management’s review of historical and current customer returns. The amounts reserved for retail sales returns were $2.5 million, $2.3 million, and $3.1 million at March 28, 2015, March 29, 2014 and March 30, 2013, respectively. To arrive at net sales for wholesale, gross sales are reduced by provisions for estimated future returns based on current expectations, as well as trade discounts, markdowns, allowances, operational chargebacks, and certain cooperative selling expenses. Total sales reserves for wholesale were $87.5 million, $65.9 million and $43.0 million at March 28, 2015, March 29, 2014 and March 30, 2013, respectively. These estimates are based on such factors as historical trends, actual and forecasted performance, and market conditions, which are reviewed by management on a quarterly basis. Our historical estimates of these costs were not materially different from actual results.

As of March 28, 2015, a hypothetical 1% increase in allowances for our reserves for sales returns, discounts, markdowns and other allowances would have decreased our Fiscal 2015 revenues by less than $1 million.

Royalty revenue generated from product licenses, which includes contributions for advertising, is based on reported sales of licensed products bearing our tradenames at rates specified in the license agreements. These agreements are also subject to contractual minimum levels. Royalty revenue generated by geography-specific licensing agreements is recognized as it is earned under the licensing agreements based on reported sales of licensees applicable to specified periods, as outlined in the agreements. These agreements allow for the use of our tradenames to sell our branded products in specific geographic regions.

Inventories

Our inventory costs include amounts paid to independent manufacturers, plus duties and freight to bring the goods to the Company’s warehouses, which are located in the United States, Holland, Canada, Japan and Hong Kong. We continuously evaluate the composition of our inventory and make adjustments when the cost of inventory is not expected to be fully recoverable. The net realizable value of our inventory is estimated based on historical experience, current and forecasted demand, and market conditions. In addition, reserves for inventory loss are estimated based on historical experience and physical inventory counts. Our inventory reserves are estimates, which could vary significantly from actual results if future economic conditions, customer demand or competition differ from expectations. Our historical estimates of these adjustments have not differed materially from actual results.

Long-lived Assets

We evaluate all long-lived assets, including fixed assets and finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. For the purposes of impairment testing, we group our long-lived assets according to their lowest level of use, such as aggregating and capitalizing all construction costs related to a retail store into leasehold improvements and those related to our wholesale business into shop-in-shops. Our leasehold improvements are typically amortized over the life of the store lease, including highly probable renewals, and our shop-in-shops are amortized over a useful life of three or four years. Our impairment testing is based on our best estimate of the future operating cash flows. If the sum of our estimated undiscounted future cash flows associated with the asset is less than the asset’s carrying value, we recognize an impairment charge, which is measured as the amount by which the carrying value exceeds the fair value of the asset. These estimates of cash flow require significant management judgment and certain assumptions about future volume, sales and expense growth rates, devaluation and inflation. As such, these estimates may differ from actual cash flows and future impairments may result if actual cash flows are lower than our expectations. For Fiscal 2015, Fiscal 2014, and Fiscal 2013, we recorded charges for impairments on fixed assets related to our retail segment of $0.8 million, $1.3 million and $0.7 million, respectively.

Goodwill

We perform an impairment assessment of goodwill on an annual basis, or whenever impairment indicators exist. In the absence of any impairment indicators, goodwill is assessed during the fourth quarter of each fiscal year. These assessments are made with regards to reporting units within our wholesale and licensing segments where our goodwill is recorded, and are based on our current operating projections. Judgments regarding the existence of impairment indicators are based on market conditions and operational performance of the business.

We assess our goodwill for impairment initially using a qualitative approach (“step zero”) to determine whether it is more likely than not that the fair value of goodwill is greater than its carrying value. If the results of the qualitative assessment indicate that it is not more likely than not that the fair value of goodwill exceeds its carrying value, a quantitative goodwill analysis would be performed to determine if impairment is required. The valuation methods used in the quantitative fair value assessment, discounted cash flow and market multiples methods, require our management to make certain assumptions and estimates regarding certain industry trends and future profitability of our reporting units. If the carrying amount of a reporting unit exceeds its fair value, we would compare the implied fair value of the reporting unit goodwill to its carrying value. To compute the implied fair value, we would assign the fair value of the reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying value of the reporting unit’s goodwill exceeded the implied fair value of the reporting unit’s goodwill, we would record an impairment loss to write down such goodwill to its implied fair value. The valuation of goodwill is affected by, among other things, our business plan for the future and estimated results of future operations. Future events could cause us to conclude the impairment indicators exist and, therefore, that goodwill may be impaired.

During the fourth quarter of Fiscal 2015, we performed our annual impairment analysis using a qualitative approach. Based on the results of this assessment, we concluded that the carrying amounts of all reporting units were significantly exceeded by their respective fair values, and there were no reporting units at risk of impairment. There were no impairment charges related to goodwill in any of the fiscal periods presented.

Share-based Compensation

We grant share-based awards to certain of our employees and directors. The grant date fair value of share options is calculated using the Black-Scholes option pricing model, which requires us to use subjective assumptions. The closing market price at the grant date is used to determine the grant date fair value of restricted shares, restricted share units, and performance restricted share units. These values are recognized as expense over the requisite service period, net of estimated forfeitures, based on expected attainment of pre-established performance goals for performance grants, or the passage of time for those grants which have only time-based vesting requirements.

Our expected volatility is based on the average volatility rates of similar actively traded companies over the past 4.5-9.5 years, which is our range of estimated expected holding periods. The expected holding period for performance-based options is based on the period to expiration, which is generally 9-10 years. This approach was chosen as it directly correlates to our service period. The expected holding period for time-based options is calculated using a simplified method, which uses the vesting term of the options, generally 4 years, and the contractual term of 7 years, resulting in holding periods of 4.5-4.75 years. The simplified method was chosen as a means to determine the Company’s estimated holding period, as prior to December 2011, the Company was privately held and, as such, there is insufficient historical option exercise experience. The risk-free rate is derived from the zero-coupon U.S. Treasury Strips yield curve based on the grant’s estimated holding period. Determining the grant date fair value of share-based awards requires considerable judgment, including estimating expected volatility, expected term, risk-free rate, and forfeitures. If factors change and we employ different assumptions, the fair value of future awards and resulting share-based compensation expense may differ significantly from what we have estimated in the past.

Derivative Financial Instruments

We use forward currency exchange contracts to manage our exposure to fluctuations in foreign currency for certain of our transactions. We are exposed to risks on certain purchase commitments to foreign suppliers based on the value of our purchasing subsidiaries’ local currency relative to the currency requirement of the supplier on the date of the commitment. As such, we enter into forward currency contracts that generally mature in 12 months or less, which is consistent with the related purchase commitments. We designate certain contracts related to the purchase of inventory that qualify for hedge accounting as cash flow hedges, while others remain undesignated. All of our derivative instruments are recorded in our consolidated balance sheets at fair value on a gross basis, regardless of their hedge designation. The effective portion of changes in the fair value for contracts designated as cash flow hedges is recorded in equity as a component of accumulated other comprehensive income (loss) until the hedged item effects earnings. When the inventory related to forecasted inventory purchases that are being hedged is sold to a third party, the gains or losses deferred in accumulated other comprehensive income (loss) are recognized within cost of goods sold. We use regression analysis to assess effectiveness of derivative instruments that are designated as hedges, which compares the change in the fair value of the derivative instrument to the change in the related hedged item. Effectiveness is assessed on a quarterly basis and any portion of the designated hedge contracts deemed ineffective is recorded to other income. If the hedge is no longer expected to be highly effective in the future, future changes in the fair value are recognized in earnings. For those contracts that are not designated as hedges, changes in the fair value are recorded in other income in our consolidated statements of operations.

The Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. In order to mitigate counterparty credit risk, the Company only enters into contracts with carefully selected financial institutions based upon their credit ratings and certain other financial factors, adhering to established limits for credit exposure.

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

Recent Accounting Pronouncements

We have considered all new accounting pronouncements, and other than the recent pronouncements discussed below, have concluded that there are no new pronouncements that have a material impact on our results of operations, financial condition or cash flows based on current information.

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” ASU 2014-12 requires that a performance target under stock-based compensation arrangements that could be achieved after the service period is treated as a performance condition and not reflected in the grant-date fair value of the award. Rather, the related compensation cost should be recognized when it becomes probable that the performance targets will be achieved. ASU 2014-12 is effective beginning with our Fiscal 2017, with early adoption and retrospective application permitted. We do not expect that ASU 2014-12 will have a significant impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which provides new guidance for revenues recognized from contracts with customers, and will replace the existing revenue recognition guidance. ASU No. 2014-09 requires that revenue is recognized at an amount the company is entitled to upon transferring control of goods or services to customers, as opposed to when risks and rewards transfer to a customer. ASU No. 2014-09 will become effective for the interim reporting periods within the annual reporting period beginning after December 15, 2016, or beginning with our Fiscal 2018, and may be applied retrospectively to all prior periods presented, or retrospectively with a cumulative adjustment to retained earnings in the year of adoption. In April 2015, the FASB issued a proposal to defer the effective date by one year which, if approved, would make this standard effective beginning in our Fiscal 2019. We are currently evaluating the adoption method and the impact that ASU 2014-09 will have on our consolidated financial statements and related disclosures.

Segment Information

We generate revenue through three business segments: retail, wholesale and licensing. The following table presents our revenue and income from operations by segment for Fiscal 2015, Fiscal 2014 and Fiscal 2013 (in thousands):

	Fiscal Years Ended
	March 28, 2015	March 29, 2014	March 30, 2013
Revenue:
Net sales: Retail	$2,134,578	$1,593,005	$1,062,642
Wholesale	2,065,088	1,577,517	1,032,115
Licensing	171,803	140,321	86,975

Total revenue	$4,371,469	$3,310,843	$2,181,732

Income from operations:
Retail	$557,162	$467,248	$315,654
Wholesale	610,886	459,774	269,323
Licensing	88,925	81,149	45,037

Income from operations	$1,256,973	$1,008,171	$630,014

Retail

We sell our products, as well as licensed products bearing our name, directly to the end consumer through our retail stores and concessions throughout North America, Europe, and Japan. We have four primary retail store formats: collection stores, lifestyle stores, outlet stores and e-commerce. Our collection stores are located in highly prestigious shopping areas, while our lifestyle stores are located in well-populated commercial shopping locations and leading regional shopping centers. Our outlet stores, which are generally in outlet centers, extend our reach to additional consumer groups. In addition to these three retail store formats, we operate concessions in a select number of department stores in North America, Europe and Japan. During Fiscal 2015, we also launched a new U.S. e-commerce platform and continued to expand our global e-commerce presence by launching a new e-commerce site in Canada in April 2015.

The following table presents the growth in our network of retail stores during Fiscal 2015, Fiscal 2014 and Fiscal 2013:

	March 28, 2015	March 29, 2014	March 30, 2013
Full price retail stores including concessions:
Number of stores	373	279	201
Increase during period	94	78	43
Percentage increase vs. prior year	33.7%	38.8%	27.2%
Total gross square footage	859,352	562,773	410,681
Average square footage per store	2,304	2,017	2,043

Outlet stores:
Number of stores	153	126	103
Increase during period	27	23	24
Percentage increase vs. prior year	21.4%	22.3%	30.4%
Total gross square footage	517,308	381,567	291,407
Average square footage per store	3,381	3,028	2,829

The following table presents our retail stores by geographic location:

	March 28, 2015	March 29, 2014	March 30, 2013
Store count by region:
North America	343	288	231
Europe	133	80	44
Japan	50	37	29

Total	526	405	304

Wholesale

We sell our products directly to department stores primarily located across North America and Europe to accommodate consumers who prefer to shop at major department stores. In addition, we sell to specialty stores for those consumers who enjoy the boutique experience afforded by such stores. We continue to focus our sales efforts and drive sales in existing locations by enhancing presentation, primarily through the creation of more shop-in-shops with our proprietary fixtures that effectively communicate our brand and create a more personalized shopping experience for consumers. We tailor our assortments through wholesale product planning and allocation processes to better match the demands of our department store customers in each local market.

The following table presents the growth in our network of wholesale doors during Fiscal 2015, Fiscal 2014 and Fiscal 2013:

	Fiscal Years Ended
	March 28, 2015	March 29, 2014	March 30, 2013
Number of full-price wholesale doors	4,038	3,728	3,249
Increase during period	310	479	572
Percentage increase vs. prior year	8.3%	14.7%	21.4%

Licensing

We generate revenue through product and geographic licensing arrangements. Our product license agreements allow third parties to use our brand name and trademarks in connection with the manufacturing and sale of a variety of products, including watches, fragrances and beauty, eyewear and jewelry. In our product licensing arrangements, we take an active role in the design process, marketing and distribution of products under our brands. Our geographic licensing arrangements allow third parties to use our tradenames in connection with the retail and/or wholesale sales of our branded products in specific geographic regions.

Key Performance Indicators and Statistics

We use a number of key indicators of operating results to evaluate our performance, including the following (dollars in thousands):

	Fiscal years ended
	March 28, 2015	March 29, 2014	March 30, 2013
Total revenue	$4,371,469	$3,310,843	$2,181,732
Gross profit as a percent of total revenue	60.6%	60.9%	59.9%
Income from operations	$1,256,973	$1,008,171	$630,014
Retail net sales - North America	$1,656,095	$1,318,887	$938,515
Retail net sales - Europe	$412,063	$235,571	$101,754
Retail net sales - Japan	$66,420	$38,547	$22,373
Increase in comparable store net sales - North America	6.9%	22.5%	39.6%
Increase in comparable store net sales - Europe	25.1%	60.0%	51.3%
Increase in comparable store net sales - Japan	33.9%	29.0%	14.7%

Wholesale net sales - North America	$1,662,540	$1,335,545	$913,145
Wholesale net sales - Europe	$401,068	$241,972	$118,970
Wholesale net sales - Asia	$1,480	$—	$—

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

Constant currency effects are non-GAAP financial measures, which are provided to supplement our reported operating results to facilitate comparisons of our operating results and trends in our business, excluding the effects of foreign currency rate fluctuations. Because we are a global Company, foreign currency exchange rates may have a significant effect on our reported results. We calculate constant currency measures and the related foreign currency impacts by translating the current-year’s reported amounts into comparable amounts using prior year’s foreign exchange rates for each currency. All constant currency performance measures discussed below should be considered a supplement to and not in lieu of our operating performance measures calculated in accordance with accounting principles generally accepted in the United States (“U.S. GAAP.”)

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

Other expense (income) includes proceeds received related to our anti-counterfeiting efforts, net gains or losses related to the mark-to-market (fair value) on our forward currency contracts not designated as hedges and income or loss earned on our joint venture. Future amounts may include any miscellaneous activities not directly related to our operations.

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

Results of Operations

Comparison of Fiscal 2015 with Fiscal 2014

The following table details the results of our operations for Fiscal 2015 and Fiscal 2014 and expresses the relationship of certain line items to total revenue as a percentage (dollars in thousands):

	Fiscal Years Ended				% of Total	% of Total
	March 28, 2015	March 29, 2014	$ Change	% Change	Revenue for Fiscal 2015	Revenue for Fiscal 2014
Statements of Operations Data:
Net sales	$4,199,666	$3,170,522	$1,029,144	32.5%
Licensing revenue	171,803	140,321	31,482	22.4%

Total revenue	4,371,469	3,310,843	1,060,626	32.0%
Cost of goods sold	1,723,818	1,294,773	429,045	33.1%	39.4%	39.1%

Gross profit	2,647,651	2,016,070	631,581	31.3%	60.6%	60.9%
Selling, general and administrative expenses	1,251,431	926,913	324,518	35.0%	28.6%	28.0%
Depreciation and amortization	138,425	79,654	58,771	73.8%	3.2%	2.4%
Impairment of long-lived assets	822	1,332	(510)	-38.3%	0.0%	0.0%

Total operating expenses	1,390,678	1,007,899	382,779	38.0%	31.8%	30.4%

Income from operations	1,256,973	1,008,171	248,802	24.7%	28.8%	30.5%
Other income	(3,117)	—	(3,117)	NM	-0.1%	0.0%
Interest expense, net	215	393	(178)	-45.3%	0.0%	0.0%
Foreign currency loss	4,052	131	3,921	NM	0.1%	0.0%

Income before provision for income taxes	1,255,823	1,007,647	248,176	24.6%	28.7%	30.4%
Provision for income taxes	374,800	346,162	28,638	8.3%	8.6%	10.5%

Net income	$881,023	$661,485	$219,538	33.2%

NM	Not meaningful.

Total Revenue

Total revenue increased $1,060.6 million, or 32.0%, to $4,371.5 million for the fiscal year ended March 28, 2015, compared to $3,310.8 million for the fiscal year ended March 29, 2014, which included unfavorable foreign currency effects of $76.5 million primarily related to the weakening of the Euro and the Canadian Dollar against the U.S. Dollar in Fiscal 2015 as compared to

Fiscal 2014. On a constant currency basis, our total revenue increased by $1,137.1 million, or 34.3%. The increase in our revenues was due to an increase in our comparable and non-comparable retail store sales and wholesale sales, as well as increases in our licensing revenue.

The following table details revenues for our three business segments (dollars in thousands):

						% of Total	% of Total
	Fiscal Years Ended			% Change		Revenue	Revenue
	March 28, 2015	March 29, 2014	$ Change	As Reported	Constant Currency	for Fiscal 2015	for Fiscal 2014
Revenue:
Net sales: Retail	$2,134,578	$1,593,005	$541,573	34.0%	36.7%	48.8%	48.1%
Wholesale	2,065,088	1,577,517	487,571	30.9%	33.0%	47.3%	47.7%
Licensing	171,803	140,321	31,482	22.4%	22.4%	3.9%	4.2%

Total revenue	$4,371,469	$3,310,843	$1,060,626	32.0%	34.3%

Retail

Net sales from our retail stores increased $541.6 million, or 34.0%, to $2,134.6 million for Fiscal 2015, compared to $1,593.0 million for Fiscal 2014, which included unfavorable foreign currency effects of $43.0 million. On a constant currency basis, net sales from our retail stores increased $584.6 million, or 36.7%. We operated 526 retail stores, including concessions, as of March 28, 2015, compared to 405 retail stores, including concessions, as of March 29, 2014.

Our comparable store sales increased $143.9 million, or 10.3%, during Fiscal 2015, which included unfavorable foreign currency effects of $22.5 million. On a constant currency basis, our comparable store sales increased $166.4 million, or 11.9%. The growth in our comparable store sales was primarily due to an increase in sales from our accessories product line during Fiscal 2015.

Our non-comparable store sales increased $397.7 million during Fiscal 2015, which included unfavorable foreign currency effects of $20.5 million. On a constant currency basis, our non-comparable store sales increased $418.2 million. This sales growth was primarily attributable to operating 121 additional stores since March 29, 2014 and sales from our e-commerce site.

Wholesale

Net sales to our wholesale customers increased $487.6 million, or 30.9%, to $2,065.1 million for Fiscal 2015, compared to $1,577.5 million for Fiscal 2014, which included unfavorable foreign currency effects of $33.5 million. On a constant currency basis, our wholesale net sales increased $521.1 million, or 33.0%. The increase in our wholesale net sales was primarily attributable to increased sales from our accessories and footwear product lines during Fiscal 2015, as we continue to enhance our presence in department and specialty stores by converting more doors to shop-in-shops. In addition, wholesale net sales increased due to the continuing expansion of our European operations, whose net sales grew by 65.7% from Fiscal 2015 to Fiscal 2014.

Licensing

Royalties earned on our licensing agreements increased $31.5 million, or 22.4%, to $171.8 million for Fiscal 2015, compared to $140.3 million for Fiscal 2014. The increase in licensing revenue was primarily due to royalties earned on licensing agreements related to the sales of watches, jewelry and winter outerwear.

Gross Profit

Gross profit increased $631.6 million, or 31.3%, to $2,647.7 million during Fiscal 2015, compared to $2,016.1 million for Fiscal 2014, which included unfavorable foreign currency effects of $51.2 million. Gross profit as a percentage of total revenue declined to 60.6% during Fiscal 2015, compared to 60.9% during Fiscal 2014. The decline in gross profit margin resulted from a decrease of 66 basis points in gross profit margin from our retail segment, which represents nearly half of our business. The decrease in gross profit margin from our retail segment was primarily due to an increase in markdowns and discounts, partially offset by a more favorable product mix experienced during Fiscal 2015 as compared to Fiscal 2014. Wholesale gross margin remained flat, as the favorable impact resulting from the increase on our European wholesale sales in proportion to total wholesale sales was offset by higher allowances in Fiscal 2015, as compared to Fiscal 2014.

Total Operating Expenses

Total operating expenses increased $382.8 million, or 38.0%, to $1,390.7 million during Fiscal 2015, compared to $1,007.9 million for Fiscal 2014. Our operating expenses included a net favorable foreign currency impact of approximately $30.3 million. Total operating expenses as a percentage of total revenue increased to 31.8% in Fiscal 2015, as compared to 30.4% in Fiscal 2014. The changes in our operating expenses are further described below:

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $324.5 million, or 35.0%, to $1,251.4 million during Fiscal 2015, compared to $926.9 million for Fiscal 2014. The increase in selling, general and administrative expenses was primarily due to the following:

•	An increase in retail-related costs, including salary and occupancy cost, of $180.1 million, primarily attributable to operating 526 retail stores versus 405 retail stores in the prior period;

•	an increase in corporate employee-related costs of $70.1 million, primarily due to an increase in our corporate staff to support our North American and international growth;

•

an increase in promotional costs (which consist of advertising, marketing and various promotional costs) of $25.9 million, primarily due to our continuing expansion into new markets, as well as social media during Fiscal 2015;

•

an increase in professional fees of $23.4 million, primarily comprised of legal and consulting fees incurred in connection with the relocation of our principal executive offices, as well as fees related to our new customer service call center in Fiscal 2015;

•

an increase in distribution expenses of $13.9 million, primarily due to increased shipments attributable to increased sales, as well incremental costs incurred to ensure timely delivery of our products to customers despite the aforementioned delays at the U.S. west coast ports; and

•	an increase in litigation-related costs of $3.6 million.

Selling, general and administrative expenses as a percentage of total revenue increased to 28.6% during Fiscal 2015, compared to 28.0% for Fiscal 2014, primarily due to the aforementioned retail store and overhead costs, as well as corporate operating expenses during Fiscal 2015, as compared to Fiscal 2014. These increases were partially offset by our operating leverage achieved on other operating expenses, including selling and distribution costs as a percentage of total revenue.

Depreciation and Amortization

Depreciation and amortization increased $58.7 million, or 73.8%, to $138.4 million during Fiscal 2015, compared to $79.7 million for Fiscal 2014, primarily due to an increase in the build-out of our new retail stores, new shop-in-shop locations, increase in lease rights related to our new European stores, and investments made in our information systems infrastructure to accommodate our growth. Depreciation and amortization increased to 3.2% as a percentage of total revenue during Fiscal 2015, compared to 2.4% for Fiscal 2014.

Impairment of Long-Lived Assets

During Fiscal 2015 and Fiscal 2014, we recognized impairment charges of approximately $0.8 million and $1.3 million, respectively, on fixed assets related to two of our retail locations in Fiscal 2015 and three retail locations in Fiscal 2014.

Income from Operations

As a result of the foregoing, income from operations increased $248.8 million, or 24.7%, to $1,257.0 million during Fiscal 2015, compared to $1,008.2 million for Fiscal 2014, which included unfavorable foreign currency effects of $20.9 million. Income from operations as a percentage of total revenue declined to 28.8% during Fiscal 2015, compared to 30.5% for Fiscal 2014.

The following table details income from operations for our three business segments (dollars in thousands):

					% of Net	% of Net
	Fiscal Years Ended				Sales/	Sales/
	March 28, 2015	March 29, 2014	$ Change	% Change	Revenue for Fiscal 2015	Revenue for Fiscal 2014
Income from Operations:
Retail	$557,162	$467,248	$89,914	19.2%	26.1%	29.3%
Wholesale	610,886	459,774	151,112	32.9%	29.6%	29.1%
Licensing	88,925	81,149	7,776	9.6%	51.8%	57.8%

Income from operations	$1,256,973	$1,008,171	$248,802	24.7%	28.8%	30.5%

Retail

Income from operations for our retail segment increased $89.9 million, or 19.2%, to $557.2 million during Fiscal 2015, compared to $467.3 million for Fiscal 2014. Income from operations as a percentage of net retail sales for the retail segment declined by approximately 3.2% to 26.1% during Fiscal 2015. The decrease in retail income from operations as a percentage of net sales was primarily due to an increase in operating costs as a percentage of net retail sales of approximately 2.6%, as well as due to the decrease in gross profit margin, as previously discussed above, during Fiscal 2015 as compared to Fiscal 2014. The increase in operating expenses as a percentage of net retail sales was largely due to an increase in depreciation and amortization expense, primarily related to new stores and lease rights (key money), as well as increased retail store and overhead costs, and distribution expenses.

Wholesale

Income from operations for our wholesale segment increased $151.1 million, or 32.9%, to $610.9 million during Fiscal 2015, compared to $459.8 million for Fiscal 2014. Income from operations as a percentage of net wholesale sales increased approximately 50 basis points to 29.6%. This increase as a percentage of net sales was due to a net decrease in operating expenses as a percentage of net wholesale sales during Fiscal 2015 as compared to Fiscal 2014, which was primarily due to lower selling and distribution costs, reflecting our operating expense leverage, partially offset by increased depreciation and amortization expenses as a result of the growth in our wholesale doors.

Licensing

Income from operations for our licensing segment increased $7.8 million, or 9.6%, to $88.9 million during Fiscal 2015, compared to $81.1 million for Fiscal 2014. Income from operations as a percentage of licensing revenue decreased approximately 6.0% to 51.8%. This decrease as a percentage of licensing revenue was due to an increase in operating expenses as a percentage of licensing revenues during Fiscal 2015, as compared to Fiscal 2014. This increase was largely due to increased advertising expenses, as well as certain administrative expenses incurred in connection with the formation of our new licensing operations in Europe during Fiscal 2015.

Other income

Other income was $3.1 million during Fiscal 2015, and was comprised of the following: $1.5 million in income related to our anti-counterfeiting efforts, an unrealized gain of $1.5 million related to mark-to-market of our forward foreign currency contracts not designated as accounting hedges, and a gain of $0.1 million earned on our joint venture.

Foreign Currency Loss

We recognized a foreign currency loss of $4.1 million during Fiscal 2015, as compared to a foreign currency loss of $0.1 million during Fiscal 2014. The Fiscal 2015 loss was primarily related to the revaluation and settlement of certain of our accounts payable in currencies other than the functional currency of the applicable reporting units, as well as the strengthening of the U.S. Dollar relative to the Euro and the Canadian Dollar, which impacted the re-measurement of dollar-denominated intercompany loans with certain of our subsidiaries. The $0.1 million loss for Fiscal 2014 was primarily related to the revaluation and settlement of certain of our accounts payable in currencies other than the functional currency of the applicable reporting units.

Provision for Income Taxes

We recognized $374.8 million of income tax expense during Fiscal 2015, compared with $346.2 million for Fiscal 2014. Our effective tax rate for Fiscal 2015 was 29.8%, compared to 34.4% for Fiscal 2014. The decrease in our effective tax rate was primarily due to the increase in taxable income in certain of our non-U.S. subsidiaries (predominantly European operations) during Fiscal 2015, which are subject to lower statutory income tax rates. Given that certain of our non-U.S. operations have become consistently profitable, we expect this impact on our combined consolidated effective rate to continue. The Fiscal 2015 effective tax rate was also favorably impacted by the settlement of certain financial instruments in connection with our international income tax structuring.

Our effective tax rate may fluctuate from time to time due to the effects of changes in U.S. state and local taxes and tax rates in foreign jurisdictions. In addition, factors such as the geographic mix of earnings, enacted tax legislation and the results of various global tax strategies, may also impact our effective tax rate in future periods.

Net Income

As a result of the foregoing, our net income increased $219.5 million, or 33.2%, to $881.0 million during Fiscal 2015, compared to $661.5 million for Fiscal 2014.

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

The following table details revenues for our three business segments (dollars in thousands):

					% of Total	% of Total
	Fiscal Years Ended				Revenue	Revenue
	March 29, 2014	March 30, 2013	$ Change	% Change	for Fiscal 2014	for Fiscal 2013
Revenue:
Net sales: Retail	$1,593,005	$1,062,642	$530,363	49.9%	48.1%	48.7%
Wholesale	1,577,517	1,032,115	545,402	52.8%	47.6%	47.3%
Licensing	140,321	86,975	53,346	61.3%	4.2%	4.0%

Total Revenue	$3,310,843	$2,181,732	$1,129,111	51.8%

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

Gross Profit

Gross profit increased $709.5 million, or 54.3%, to $2,016.1 million during Fiscal 2014, compared to $1,306.6 million for Fiscal 2013. Gross profit as a percentage of total revenue increased to 60.9% during Fiscal 2014, compared to 59.9% during Fiscal 2013. The increase in profit margin resulted from increases in gross profit margin of 25 basis points and 188 basis points from our retail and wholesale segments, respectively. The increase in profit margin on both our retail and wholesale segments resulted primarily from a more favorable product sales mix during Fiscal 2014, as compared to Fiscal 2013. In addition, we achieved a more favorable purchase cost to selling price relationship during Fiscal 2014, as compared to Fiscal 2013, as we experienced reductions in cost on certain of our inventory items.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $305.4 million, or 49.1%, to $926.9 million during Fiscal 2014, compared to $621.5 million for Fiscal 2013. The increase in selling, general and administrative expenses was due to the following: increases in our retail occupancy and salary costs of $167.3 million, an increase in corporate employee-related costs of $57.6 million, an increase in distribution expenses of $49.5 million, as well as increases in promotional costs (which consist of advertising, marketing and various promotional costs) of $24.2 million,. The increase in our retail occupancy and payroll costs was due to operating 405 retail stores versus 304 retail stores in the prior period. The increase in our corporate employee-related costs was due primarily to an increase in our corporate staff to accommodate our North American and international growth. Advertising costs increased primarily due to our continuing expansion into new markets, including domestic and international, as well as social media during Fiscal 2014. The increases to our distribution expenses were primarily the result of the aforementioned disruption to our warehouse facility in California during the second and third 2014 fiscal quarters, as a result of implementation of certain material handling equipment and systems to automate the facility. The expenses related to this disruption included, shipping and handling, and consulting fees. Selling, general and administrative expenses as a percentage of total revenue decreased to 28.0% during Fiscal 2014, compared to 28.5% for Fiscal 2013. The decrease as a percentage of total revenue was primarily due to achieving economies of scale during Fiscal 2014, as compared to Fiscal 2013, as our revenue is increasing at a greater rate relative to our fixed costs.

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

Impairment of Long-Lived Assets

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

Retail

Income from operations for our retail segment increased $151.6 million, or 48.0%, to $467.3 million during Fiscal 2014, compared to $315.7 million for Fiscal 2013. Income from operations as a percentage of net retail sales for the retail segment decreased approximately 0.4% as a percentage of net retail sales to 29.3% during Fiscal 2014. The decrease as a percentage of net sales was due to an approximately 0.6% increase in operating expenses as a percentage of net retail sales, offset, in part, by the aforementioned increase in gross profit margin as a percentage of net retail sales, discussed above. The increase in operating expenses as a percentage of net retail sales resulted from an increase in rent on our stores as a percentage of net retail sales during Fiscal 2014, as compared to Fiscal 2013.

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

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, along with borrowings available under our 2013 Credit Facility (see below discussion regarding “Senior Unsecured Revolving Credit Facility”) and available cash and cash equivalents. Our primary use of this liquidity is to fund our ongoing cash requirements, including working capital requirements, global retail store expansion and renovation, construction and renovation of shop-in-shops, investment in information systems infrastructure and expansion of our distribution and corporate facilities. We believe that the cash generated from our operations, together with borrowings available under our revolving credit facility and available cash and cash equivalents, will be sufficient to meet our working capital needs for the next 12 months, including investments made and expenses incurred in connection with our store growth plans, shop-in-shop growth, investments in corporate and distribution facilities, continued systems development, as well as e-commerce sales and marketing initiatives. We spent approximately $356 million on capital expenditures during Fiscal 2015, and expect to spend approximately $400 million during Fiscal 2016. The majority of these expenditures related to the retail store openings which occurred during the year, with the remainder being used on investments made in connection with new shop-in-shops, the build-out of our corporate offices and enhancements to our distribution and information systems infrastructure.

The following table sets forth key indicators of our liquidity and capital resources (in thousands):

	As of
	March 28, 2015	March 29, 2014
Balance Sheet Data:
Cash and cash equivalents (1)	$978,922	$971,194
Working capital	$1,687,350	$1,468,799
Total assets	$2,691,893	$2,216,973

	Fiscal Years Ended
	March 28, 2015	March 29, 2014	March 30, 2013
Cash Flows Provided By (Used In):
Operating activities (1)	$857,869	$633,055	$363,837
Investing activities	(388,373)	(215,520)	(139,099)
Financing activities	(434,694)	71,058	150,561
Effect of exchange rate changes	(27,074)	(4,683)	(1,641)

Net increase in cash and cash equivalents (1)	$7,728	$483,910	$373,658

(1)

As of March 28, 2015, credit cards receivables of $15.8 million were included within cash and cash equivalents in our consolidated balance sheets. Accordingly, the above balance sheet and cash flow information for prior periods reflects the reclassification of credit card receivable balances of $16.0 million and $14.8 million as of March 29, 2014 and March 30, 2013, respectively, from accounts receivable to cash and cash equivalents to conform to the current-period presentation.

Cash Provided by Operating Activities

Cash provided by operating activities increased $224.8 million to $857.9 million during Fiscal 2015, as compared to $633.1 million for Fiscal 2014. The increase in cash flows from operating activities was primarily due an increase in our net income after non-cash adjustments, as well as a favorable change on our inventory primarily attributable to the sell through of our inventory relative to purchases made during Fiscal 2015. These increases were partially offset by decreases related to changes in our accrued expenses and other current liabilities and accounts payable, as compared to Fiscal 2014, primarily due to timing of payments. The decline related to accrued expenses and other current liabilities was also due to the payment of certain non-U.S. current income tax liabilities during Fiscal 2015.

Cash provided by operating activities increased $269.3 million to $633.1 million during Fiscal 2014, as compared to $363.8 million for Fiscal 2013. The increase in cash flows from operating activities was primarily due to an increase in our net income after non-cash adjustments, as well as an increase in changes to our accounts payable during Fiscal 2014 as compared to Fiscal 2013. These increases were offset, in part, by a decrease in changes to our accounts receivable and an increase in cash outflows on our inventory during Fiscal 2014 as compared to Fiscal 2013. The increase in changes to our accounts payable was largely related to the increases in our inventory purchases. The increase in cash outflows on our inventory occurred primarily due to the increase in our inventory requirements driven by our increased sales during Fiscal 2014, as compared to Fiscal 2013. The decrease in changes to our accounts receivable was directly related to the increase in our sales which drove the increase to our accounts receivable balances during Fiscal 2014.

Cash Used in Investing Activities

Net cash used in investing activities was $388.4 million during Fiscal 2015, compared to net cash used in investing activities of $215.5 million during Fiscal 2014. The increase in cash used in investing activities is primarily the result of the build-out of our new retail stores, which were constructed during Fiscal 2015, shop-in-shops we installed during Fiscal 2015, as well as certain technology initiatives undertaken during Fiscal 2015, which related to distribution system enhancements and various other improvements to our infrastructure.

Net cash used in investing activities was $215.5 million during Fiscal 2014, compared to net cash used in investing activities of $139.1 million during Fiscal 2013. The increase in cash used in investing activities was primarily the result of the build-out of our new retail stores, which were constructed during Fiscal 2014, shop-in-shops we installed during Fiscal 2014, as well as certain technology initiatives undertaken during Fiscal 2014, which related to distribution system enhancements and various other improvements to our infrastructure. In addition, we purchased approximately $28.8 million of intangible assets related to certain of our stores opened during Fiscal 2014, as well as made an investment in our joint venture for approximately $2.0 million during Fiscal 2014.

Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $434.7 million during Fiscal 2015, compared to net cash provided by financing activities of $71.1 million during Fiscal 2014. This decline in cash from financing activities was primarily attributable to increased cash payments of $492.8 million in connection with the repurchase of our ordinary shares, as well a $13.1 million decrease in proceeds from our share option arrangements.

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

Revolving Credit Facilities

Senior Unsecured Revolving Credit Facility

On February 8, 2013, we entered into a senior unsecured credit facility (“2013 Credit Facility”). Pursuant to the agreement, the 2013 Credit Facility provides for up to $200.0 million of borrowings, and expires on February 8, 2018. The agreement also provides for loans and letters of credit to our European subsidiaries of up to $100.0 million. The 2013 Credit Facility contains financial covenants, such as requiring an adjusted leverage ratio of 3.5 to 1.0 (with the ratio being total consolidated indebtedness plus 8.0 times consolidated rent expense to EBITDA plus consolidated rent expense) and a fixed charge coverage ratio of 2.0 to 1.0 (with the ratio being EBITDA plus consolidated rent expense to the sum of fixed charges plus consolidated rent expense), restricts and limits additional indebtedness, and restricts the incurrence of additional liens and cash dividends. As of March 28, 2015, we were in compliance with all of our covenants covered under this agreement.

Borrowings under the 2013 Credit Facility accrue interest at the rate per annum announced from time to time by the agent based on the rates applicable for deposits in the London interbank market for U.S. Dollars or the applicable currency in which the loans are made (the “Adjusted LIBOR”) plus an applicable margin. The applicable margin may range from 1.25% to 1.75%, and is based on, or dependent upon, a particular threshold related to the adjusted leverage ratio calculated during the period of borrowing. For Fiscal 2015 and Fiscal 2014, the weighted average interest rate for the revolving credit facility was 1.6%. The 2013 Credit Facility requires an annual facility fee of $0.1 million, and an annual commitment fee of 0.25% to 0.35% on the unused portion of the available credit under the facility.

As of March 28, 2015 and March 29, 2014, there were no borrowings outstanding under the 2013 Credit Facility, and there were no amounts borrowed during Fiscal 2015. As of March 29, 2015, there were stand-by letters of credit of $10.8 million outstanding. As of March 29, 2015, the amount available for future borrowings was $189.2 million.

Share Repurchase Program

On November 14, 2014, we entered into a $355.0 million accelerated share repurchase program (the “ASR program”) with a major financial institution (the “ASR Counterparty”) to repurchase our ordinary shares. Under the ASR program, we paid $355.0 million to the ASR Counterparty and received 4,437,516 of our ordinary shares from the ASR Counterparty, which represents 100 percent of the shares expected to be purchased pursuant to the ASR program, based on an initial share price determination. The ASR program also contained a forward contract indexed to our ordinary shares whereby additional shares would be delivered to us by January 29, 2015 (the settlement date) if the share price declined from the initial share price, limited to a stated share price “floor.” The total number of shares repurchased/acquired was determined on final settlement, with the additional shares reacquired based on the volume-weighted average price of our ordinary shares, less a discount, during the repurchase period, subject to aforementioned price floor. In January 2015, 280,819 additional shares were delivered to us pursuant to these provisions, which did not require us to make any additional cash outlay. The ASR program was accounted for as a treasury stock repurchase, reducing the number of our ordinary shares outstanding by 4,718,335 shares.

In addition to shares purchased under the ASR program, we repurchased an additional 2,040,979 shares at a cost of $136.9 million under our current share-repurchase program through open market transactions. As of March 28, 2015, the remaining availability under our share repurchase program was $508.1 million. On May 20, 2015, our Board of Directors authorized the repurchase of up to an additional $500 million under our existing share repurchase program and extended the program through May 2017.

We also have in place a “withhold to cover” repurchase program, which allows us to withhold ordinary shares from certain executive officers to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards. During Fiscal 2015, we withheld 40,787 shares at a cost of $3.3 million in satisfaction of minimum tax withholding obligations relating to the vesting of restricted share awards.

Contractual Obligations and Commercial Commitments

As of March 28, 2015, our lease commitments and contractual obligations were as follows (in thousands):

Fiscal Years Ending	Fiscal 2016	Fiscal 2017-2018	Fiscal 2019-2020	Fiscal 2021 and Thereafter	Total
Operating leases	$177,159	$367,651	$352,603	$695,255	$1,592,668
Inventory Purchase Obligations	299,600	—	—	—	299,600
Other commitments	36,264	546	—	—	36,810

Total	$513,023	$368,197	$352,603	$695,255	$1,929,078

Operating lease obligations represent our equipment leases and the minimum lease rental payments under non-cancelable operating leases for our real estate locations globally. In addition to the above amounts, we are typically required to pay real estate taxes, contingent rent based on sales volume and other occupancy costs relating to our leased properties for our retail stores.

Inventory purchase obligations represent our contractual agreements relating to future purchases of inventory.

Other commitments include our non-cancelable contractual obligations related to marketing and advertising agreements, a land purchase commitment, information technology agreements, and supply agreements.

Excluded from the above commitments is $21.2 million of long-term liabilities related to uncertain tax positions, due to the uncertainty of the time and nature of resolution.

The above table also excludes amounts included in current liabilities in our consolidated balance sheet as of March 28, 2015, as these items will be paid within one year, and non-current liabilities that have no cash outflows associated with them (e.g., deferred taxes).

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. In addition to the commitments in the above table, our off-balance sheet commitments relating to our outstanding letters of credit were $10.8 million at March 28, 2015. We do not have any other off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Effects of Inflation

We do not believe that our sales or operating results have been materially impacted by inflation during the periods presented in our financial statements. However, we may experience an increase in cost pressure from our suppliers in the future, which could have an adverse impact on our gross profit results in the periods effected.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks during the normal course of our business, such as risk arising from fluctuations in foreign currency exchange rates, as well as fluctuations in interest rates. In attempts to manage these risks, we employ certain strategies to mitigate the effect of these fluctuations. We enter into foreign currency forward contracts to manage our foreign currency exposure to the fluctuations of certain foreign currencies. The use of these instruments primarily helps to manage our exposure to our foreign purchase commitments and better control our product costs. We do not use derivatives for trading or speculative purposes.

Foreign Currency Exchange Risk

We are exposed to risks on certain purchase commitments to foreign suppliers based on the value of our purchasing subsidiaries local currency relative to the currency requirement of the supplier on the date of the commitment. As such, we enter into forward currency exchange contracts that generally mature in 12 months or less and are consistent with the related purchase commitments. These contracts are recorded at fair value in our consolidated balance sheets as either an asset or liability, and are derivative contracts to hedge cash flow risks. Certain of these contracts are designated as hedges for hedge accounting purposes, while certain of these contracts, currently a relatively small portion, are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of the majority of these contracts at the balance sheet date are recorded in our equity as a component of accumulated other comprehensive income, and upon maturity (settlement) are recorded in, or reclassified into, our cost of sales or operating expenses, in our consolidated statement of operations, as applicable to the transactions for which the forward currency exchange contracts were established. For those contracts which are designated as hedges for accounting purposes, any portion of those contracts deemed ineffective would be charged to earnings, in the period the ineffectiveness was determined.

We perform a sensitivity analysis on our forward currency contracts, both designated and not designated as hedges for accounting purposes, to determine the effects of fluctuations in foreign currency exchange rates. For this sensitivity analysis, we assume a hypothetical change in U.S. dollar against foreign exchange rates. Based on all foreign currency exchange contracts outstanding as of March 28, 2015, a 10% appreciation or devaluation of the U.S. dollar compared to the level of foreign currency exchange rates for currencies under contract as of March 28, 2015, would result in a net increase and decrease of approximately $21 million and $22 million, respectively, in the fair value of these contracts.

Interest Rate Risk

We are exposed to interest rate risk in relation to our 2013 Credit Facility. Our 2013 Credit Facility carries interest rates that are tied to LIBOR and the prime rate, among other institutional lending rates (depending on the particular origination of borrowing), and therefore our statements of operations and cash flows are exposed to changes in those interest rates. At March 28, 2015 and March 29, 2014, there were no balances outstanding on our 2013 Credit Facility, which is not indicative of future balances that may be subject to fluctuations in interest rates. Any increases in the applicable interest rate(s) would cause an increase to the interest expense on our 2013 Credit Facility relative to any outstanding balance at that date.

Item 8.	Financial Statements and Supplementary Data

The response to this item is provided in this Annual Report on Form 10-K under Item 15. “Exhibits and Financial Statement Schedule” and is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a - 15(e) and 15(d) - 15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) as of March 28, 2015. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of March 28, 2015 are effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 28, 2015. In making this assessment, it used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), the 2013 Framework. Based on this assessment, management has determined that, as of March 28, 2015, our internal control over financial reporting is effective based on those criteria.

The Company’s internal control over financial reporting as of March 28, 2015, as well as the consolidated financial statements, have been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein. The audit report appears on page 50 of this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 28, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On May 20, 2015, Michael Kors (USA), Inc. (the “Company”) and Michael Kors Holdings Limited (“MKHL”) entered into amended and restated employment agreements with each of Michael Kors, our Honorary Chairman and Chief Creative Officer (the “Kors Agreement”), and John D. Idol, our Chairman and Chief Executive Officer (the “Idol Agreement”), as required under the terms thereof. The material terms of these agreements are set forth below, such terms qualified in their entirety by terms of the Kors Agreement and the Idol Agreement, respectively. Because these agreements are restatements of prior agreements, many provisions described below are continuations of terms from the prior agreements and have been previously disclosed.

Kors Agreement

The term of Mr. Kors’ employment agreement remains unchanged. It terminates upon his death, permanent disability or for “Cause” (as defined in the Kors Agreement and unchanged from the prior agreement).

Under the Kors Agreement, Mr. Kors’ titles also remain unchanged. He is Honorary Chairman and Chief Creative Officer of the Company and MKHL. The Company and MKHL will use best efforts to cause Mr. Kors to be appointed or elected to their respective boards of directors.

Mr. Kors’ salary and bonus rights have been amended, as described below. His rights to retirement, welfare, fringe and other employee benefits remain unchanged, except he is eligible for six weeks of paid vacation per year, rather than five weeks under the prior agreement, and he is no longer entitled to reimbursement of reasonable out-of-pocket professional costs incurred for the preparation of his U.S. tax returns or for membership in a health club.

                He continues to be entitled to participate in all Company employee benefit plans (to the extent eligible therefor), excluding bonus plans unless provided in the Kors Agreement or determined by the Compensation Committee (the “Compensation Committee”) of the board of directors of MKHL (the “MKHL Board”). If any benefit plan is not available to Mr. Kors due to his nationality or residence, the Company must use best efforts to provide a substantially equivalent benefit through another source, at its expense. The Company must provide health and medical insurance to Mr. Kors at its own cost without contribution from Mr. Kors. The Company also pays the premiums on the whole life insurance policy and the $500,000 term life insurance policy, in each case currently owned by and in place on the life of Mr. Kors. The Company provides him with an automobile and driver for transportation to and from the Company’s offices and for other business purposes.

The contract termination provisions have not been changed in the Kors Agreement. A termination by the Company will not result in any severance. However, if Mr. Kors dies or becomes permanently disabled, or terminates under circumstances where the Company breached the Kors Agreement, he or his estate (as applicable) is entitled to a pro rata portion of his bonus that would have been payable to Mr. Kors in respect of the fiscal year or half year during which the termination, death or permanent disability occurred. If Mr. Kors terminates his employment without the Company’s consent (and other than due to death or permanent disability or due to the Company’s breach of his employment agreement), for the remainder of his lifetime he will be an independent and exclusive design consultant for the Company for an annual fee of $1.0 million and will not compete with the Company. The Kors Agreement no longer gives MKHL the option to purchase for book value all of the ordinary shares of MKHL held by Mr. Kors in the event his employment is terminated for Cause.

The Kors Agreement continues the indemnification commitments that applied under the prior agreement. The Company and MKHL will indemnify Mr. Kors and hold him harmless to the maximum extent permitted by applicable law, against liabilities, costs, and expenses incurred in connection with any action, suit, claim or proceeding to which he may be made a party by reason of his being an officer, director or employee of the Company or any of its affiliates, but not for any acts taken in bad faith or in breach of his duty of loyalty to the Company or MKHL under applicable law. Such rights may not be less favorable than any indemnification and hold harmless rights provided by the Company or MKHL to any senior officer. These provisions survive the termination of the Kors agreement.

The Kors Agreement gives Mr. Kors creative and aesthetic control over the products produced and sold under the MICHAEL KORS trademarks and related marks, including exclusive control of the design of such products (so long as the exercise of such control is commercially reasonable). All intellectual property created by or at Mr. Kors’ direction in the course of his employment is the exclusive property of the Company. Mr. Kors remains obligated to maintain the confidentiality of the Company’s proprietary information.

The Company has agreed not to enter into any new line of business without Mr. Kors’ consent, if he reasonably determines that such line of business is detrimental to our trademarks. Mr. Kors may not render services to any other persons or compete with the Company’s business (except for charitable activities not inconsistent with the intent of the Kors Agreement and literary, theatrical and artistic activities not detrimental to the Company’s trademarks).

Idol Agreement

The term of the Idol Agreement extends through March 31, 2018 and will be automatically renewed for additional one-year terms, unless either Mr. Idol or the Company gives advance written notice of non-renewal. Mr. Idol will serve as Chairman and Chief Executive Officer of the Company and MKHL, reporting to the MKHL Board. The Company and MKHL must use best efforts to cause Mr. Idol to be appointed or elected to the position of Chairman of the board of directors of each of them. As in the prior agreement, upon his termination from employment for any reason, Mr. Idol will immediately resign from such boards and from other officer and director positions with MKHL and its subsidiaries.

Mr. Idol’s employee, retirement and fringe benefit rights are not changed in the Idol Agreement. He remains entitled to participate in all Company employee benefit plans and programs generally available to senior officers, excluding bonus plans unless otherwise provided in the Idol Agreement or determined by the Compensation Committee. The Company pays the premiums, up to a maximum of $50,000 per annum, for Mr. Idol’s $5.0 million whole life insurance policy. The Company also provides Mr. Idol with an automobile and driver for transportation to and from the Company’s offices and for business purposes as provided for in the Idol Agreement.

The circumstances and consequences of termination of Mr. Idol’s employment remain unchanged. The Idol Agreement will terminate upon a change of control (defined as the purchase or acquisition by any person, entity or group of affiliated persons or entities of more than 50% of the combined voting power of the outstanding shares of MKHL or all or substantially all of MKHL’s assets). It will also terminate upon Mr. Idol’s death or “Total Disability” (as defined in the Idol Agreement and unchanged from the prior agreement). Mr. Idol may terminate the Idol Agreement without Good Reason (as defined in the Idol Agreement and unchanged from the prior agreement) upon six months’ advance notice or with Good Reason, subject to certain notice and cure rights. We may terminate the Idol Agreement with “Cause” (as defined in the Idol Agreement and unchanged from the prior agreement) upon 10 days advance written notice, subject to Mr. Idol’s having certain rights to meet with the MKHL Board, and a majority of the MKHL Board approving his dismissal.

If Mr. Idol’s employment is terminated by the Company without Cause or by him for Good Reason, he will be entitled to receive a pro rata portion of his bonuses (described below) that would have been payable in respect of the fiscal year, or part fiscal year, as of the date of termination plus severance equal to two times the sum of his then current base salary and the annual bonus paid or payable to him with respect to the Company’s last full fiscal year, payable in a single lump sum within 30 days following termination. If Mr. Idol dies or becomes totally disabled, Mr. Idol is entitled to a pro rata portion of his bonus that would have payable to Mr. Idol in respect of such fiscal year as of the date of death or total disability.

Mr. Idol has also agreed that during the term of the Idol Agreement he will not engage in, or carry on any Competitive Business (as defined below); provided, that he may own ten percent (10%) or less in a Competitive Business as a passive investor so long as he does not manage or exercise influence or control over such business. For purposes of the Idol Agreement, “Competitive Business” means a business which directly competes in any material respects with the Company or its parents, subsidiaries, affiliates or product licensees.

The Idol Agreement continues the indemnification commitments that applied under the prior agreement. To the extent permitted by law and the Company’s or MKHL’s by-laws or other governing documents, the Company and/or MKHL (as applicable) will indemnify Mr. Idol with respect to any claims made against him as an officer, director or employee of MKHL, the Company or any other subsidiary of MKHL, except for acts taken in bad faith or in breach of his duty of loyalty to the Company or MKHL. During the term and for as long thereafter as is practicable, the Company agreed that Mr. Idol will be covered under a directors and officers liability insurance policy with coverage limits in amounts no less than that which the Company currently maintains as of the date of the Idol Agreement.

Mr. Idol has agreed that all rights to the Company’s intellectual property are and will remain the sole and exclusive property of the Company and Mr. Idol remains obligated to maintain the confidentiality of the Company’s proprietary information. For two years after termination of his employment, Mr. Idol has agreed not to hire any person who was employed or retained by the Company or any of its affiliates within the one-year period immediately preceding such employment or retention.

Kors and Idol Agreements

Under the new agreements, each of Mr. Kors and Mr. Idol is entitled to an annual salary of not less than $1.0 million. The executives are also entitled to receive the bonuses described below, subject to approval by the shareholders of MKHL of the plan pursuant to which the bonuses will be paid.

Commencing with the fiscal year beginning March 29, 2016 (the “2016 Fiscal Year”), each executive is eligible to receive a cash bonus with respect to performance over the period beginning on the first day of each fiscal year and ending on the last day of the second fiscal quarter of such fiscal year equal to 1% of MKHL’s consolidated income from operations for such performance period, increased by depreciation plus amortization plus impairment of long-lived assets, in each case calculated in accordance with U.S. generally accepted accounting principles and disclosed in MKHL’s Consolidated Statements of Operations and Comprehensive Income (“EBITDA”) for such performance period, up to a maximum of $1.5 million (the “Part-Year Bonus”). In addition, commencing with the 2016 Fiscal Year, each executive is eligible to receive an annual bonus with respect to each full fiscal year of MKHL equal to 1% of EBITDA during such annual performance period, up to a maximum of $6.5 million, reduced by the amount of the Part-Year Bonus in respect of the same fiscal year. If the Compensation Committee determines that the executive was overpaid as a result of certain restatements of the reported financial or operating results of MKHL due to material non-compliance with financial reporting requirements, then it may reduce the amount of a bonus, or require the executive to re-pay the overpaid portion of the bonuses, as long as the determination as to the fact that a bonus has been over paid is made before the end of the third fiscal year following the year for which the bonus performance criteria were inaccurate, but extended until any restatement is complete.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Information with respect to this Item is included in the Company’s Proxy Statement to be filed in June 2015, which is incorporated herein by reference.

Item 11.	Executive Compensation

Information with respect to this Item is included in the Company’s Proxy Statement to be filed in June 2015, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 28, 2015 regarding compensation plans under which the Company’s equity securities are authorized for issuance:

Equity Compensation Plan Information
	(a)	(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	3,996,866	$55.11	(2)	10,739,867
Equity compensation plans not approved by security holders (3)	4,313,870	$5.97	(2)	—

Total	8,310,736	$29.60	(2)	10,739,867

(1)	Reflects share options, restricted shares and restricted share units issued under the Michael Kors Holdings Limited Omnibus Incentive Plan.

(2)	Represents the weighted average exercise price of outstanding share awards only.

(3)

Reflects share options issued under the Amended and Restated Michael Kors (USA), Inc. Stock Option Plan (the “Option Plan”). Prior to our initial public offering, we granted share options to purchase ordinary shares to our executive officers and other eligible employees pursuant to the terms of the Option Plan. All of the share options granted under the Option Plan are ten-year share options and vest in full at the end of the ten-year term if our shareholder net equity has increased by at least 20% per annum during such ten-year period. However, a portion of each share option is eligible to vest on an accelerated basis over the course of five years with 20% vesting each year if the pre-established annual performance goal for the year has been met, in each case, subject to the grantee’s continued employment through the vesting date. The annual performance goals are tied to annual divisional pre-tax profit as determined by the Board. As of March 28, 2015, there were no shares available for future issuance under the 2008 Plan.

Item 13.	Certain Relationships, Related Transactions and Director Independence

Information with respect to this Item is included in the Company’s Proxy Statement to be filed in June 2015, which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information with respect to this Item is included in the Company’s Proxy Statement to be filed in June 2015, which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this annual report on Form 10-K:

1.	The following consolidated financial statements listed below are filed as a separate section of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm - Ernst & Young LLP.

Report of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP.

Consolidated Balance Sheets as of March 28, 2015 and March 29, 2014.

Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended March 28, 2015, March 29, 2014 and March 30, 2013.

Consolidated Statements of Shareholders’ Equity for the fiscal years ended March 28, 2015, March 29, 2014 and March 30, 2013.

Consolidated Statements of Cash Flows for the fiscal years ended March 28, 2015, March 29, 2014 and March 30, 2013.

Notes to Consolidated Financial Statements for the fiscal years ended March 28, 2015, March 29, 2014 and March 30, 2013.

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

4.2

Credit Agreement, dated as of February 8, 2013, among Michael Kors (USA), Inc., the foreign subsidiary borrowers party thereto, the lenders party thereto, the guarantors party thereto, J.P. Morgan Chase Bank, N.A., Bank of America, N.A., HSBC Bank USA, National Association, Wells Fargo Bank, National Association, and J.P. Morgan Securities L.L.C. (included as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2013 filed on May 29, 2013, and incorporated herein by reference).

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

Exhibit No.	Document Description

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

10.5

Amended No. 1 to the Amended and Restated Michael Kors (USA), Inc. Share Option Plan. (included as Exhibit 4.9 to the Company’s Annual Report on Form 20-F for the fiscal year ended March 31, 2012, filed on June 12, 2012, and incorporated herein by reference).

10.6

Michael Kors Holdings Limited Omnibus Incentive Plan (included as Exhibit 10.8 to the Company’s Registration Statement on Form F-1, as amended (File No. 333-178282), filed on December 2, 2011, and incorporated herein by reference).

10.7	Second Amended and Restated Employment Agreement, dated as of May 20, 2015, by and among Michael Kors (USA), Inc., Michael Kors Holdings Limited and Michael Kors.

10.8	Second Amended and Restated Employment Agreement, dated as of May 20, 2015, by and among Michael Kors (USA), Inc., Michael Kors Holdings Limited and John D. Idol.

10.9

Amended and Restated Employment Agreement, dated as of May 23, 2013, by and among Michael Kors (USA), Inc., Michael Kors Holdings Limited and Joseph B. Parsons (included as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2013 filed on May 29, 2013, and incorporated herein by reference).

10.10

Amended and Restated Employment Agreement, dated as of May 23, 2013, by and among Michael Kors (USA), Inc., Michael Kors Holdings Limited and Lee S. Sporn (included as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2013 filed on May 29, 2013, and incorporated herein by reference).

10.11

Separation Agreement and General Release, dated June 9, 2014, by and between Britton Russell and Michael Kors (USA), Inc. (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2014 filed on August 7, 2014, and incorporated herein by reference).

10.12

Michael Kors Holdings Limited Executive Bonus Program (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2013 filed on August 6, 2013, and incorporated herein by reference).

10.13

Employment Agreement, dated as of May 12, 2014, by and between Michael Kors (USA), Inc., and Cathy Marie Robison (included as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2014 filed on May 28, 2014, and incorporated herein by reference).

10.14	Employment Agreement, dated as of July 14, 2014, by and between Pascale Meyran and Michael Kors (USA), Inc.

10.15	Form of Employee Non-Qualified Option Award Agreement.

10.16	Form of Employee Restricted Share Unit Award Agreement.

10.17	Form of Performance-Based Restricted Share Unit Award Agreement.

10.18	Form of Independent Director Restricted Share Unit Award Agreement.

10.19	Aircraft Time Sharing Agreement, dated November 24, 2014, by and between Michael Kors (USA), Inc. and John Idol.

10.20	Aircraft Time Sharing Agreement, dated December 12, 2014, by and between Michael Kors (USA), Inc. and Michael Kors.

Exhibit No.	Document Description

21.1	List of subsidiaries of Michael Kors Holdings Limited.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant hereby certifies that it meets all of the requirements for filing on Form 10-k and that it has duly caused and authorized the undersigned to sign this report on its behalf.

Date: May 27, 2015

MICHAEL KORS HOLDINGS LIMITED

By:	/s/ John D. Idol
Name:	John D. Idol
Title:	Chairman & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael Kors Michael Kors	Honorary Chairman, Chief Creative Officer and Director	May 27, 2015

By:	/s/ John D. Idol John D. Idol	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	May 27, 2015

By:	/s/ Joseph B. Parsons Joseph B. Parsons	Chief Financial Officer, Chief Operating Officer and Treasurer (Principal Financial and Accounting Officer)	May 27, 2015

By:	/s/ M. William Benedetto M. William Benedetto	Director	May 27, 2015

By:	/s/ Stephen F. Reitman Stephen F. Reitman	Director	May 27, 2015

By:	/s/ Ann McLaughlin Korologos Ann McLaughlin Korologos	Director	May 27, 2015

By:	/s/ Jean Tomlin Jean Tomlin	Director	May 27, 2015

By:	/s/ Judy Gibbons Judy Gibbons	Director	May 27, 2015

By:	/s/ Jane Thompson Jane Thompson	Director	May 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Michael Kors Holdings Limited

We have audited the accompanying consolidated balance sheets of Michael Kors Holdings Limited and subsidiaries (“the Company”) as of March 28, 2015 and March 29, 2014, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity and cash flows for each of the two years in the period ended March 28, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Michael Kors Holdings Limited and subsidiaries at March 28, 2015 and March 29, 2014, and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 28, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Michael Kors Holdings Limited internal control over financial reporting as of March 28, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 27, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York

May 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Michael Kors Holdings Limited

We have audited Michael Kors Holdings Limited and subsidiaries’ (“the Company”) internal control over financial reporting as of March 28, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Michael Kors Holdings Limited and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Michael Kors Holdings Limited and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 28, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Michael Kors Holdings Limited and subsidiaries as of March 28, 2015 and March 29, 2014, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity and cash flows for each of the two years in the period ended March 28, 2015 and our report dated May 27, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York

May 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Michael Kors Holdings Limited

In our opinion, the consolidated statements of operations and comprehensive income, of shareholders’ equity and of cash flows for the year ended March 30, 2013 present fairly, in all material respects, the results of operations and cash flows of Michael Kors Holdings Limited and its subsidiaries for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York

May 29, 2013

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 28, 2015	March 29, 2014
Assets
Current assets
Cash and cash equivalents	$978,922	$971,194
Receivables, net	363,419	298,006
Inventories	519,908	426,938
Deferred tax assets	27,739	30,539
Prepaid expenses and other current assets	127,443	50,492

Total current assets	2,017,431	1,777,169
Property and equipment, net	562,934	350,678
Intangible assets, net	61,541	48,034
Goodwill	14,005	14,005
Deferred tax assets	2,484	3,662
Other assets	33,498	23,425

Total assets	$2,691,893	$2,216,973

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable	$142,818	$143,563
Accrued payroll and payroll related expenses	62,869	54,703
Accrued income taxes	25,507	47,385
Deferred tax liabilities	3,741	—
Accrued expenses and other current liabilities	95,146	62,719

Total current liabilities	330,081	308,370
Deferred rent	88,320	76,785
Deferred tax liabilities	10,490	5,887
Other long-term liabilities	22,037	19,800

Total liabilities	450,928	410,842
Commitments and contingencies
Shareholders’ equity
Ordinary shares, no par value; 650,000,000 shares authorized; 206,486,699 shares issued and 199,656,833 outstanding at March 28, 2015; 204,291,345 shares issued and 204,261,580 outstanding at March 29, 2014	—	—
Treasury shares, at cost (6,829,866 shares at March 28, 2015 and 29,765 shares at March 29, 2014)	(497,724)	(2,447)
Additional paid-in capital	636,732	527,213
Accumulated other comprehensive loss	(66,804)	(6,373)
Retained earnings	2,168,761	1,287,738

Total shareholders’ equity	2,240,965	1,806,131

Total liabilities and shareholders’ equity	$2,691,893	$2,216,973

See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per share data)

	Fiscal Years Ended
	March 28, 2015	March 29, 2014	March 30, 2013
Net sales	$4,199,666	$3,170,522	$2,094,757
Licensing revenue	171,803	140,321	86,975

Total revenue	4,371,469	3,310,843	2,181,732
Cost of goods sold	1,723,818	1,294,773	875,166

Gross profit	2,647,651	2,016,070	1,306,566
Selling, general and administrative expenses	1,251,431	926,913	621,536
Depreciation and amortization	138,425	79,654	54,291
Impairment of long-lived assets	822	1,332	725

Total operating expenses	1,390,678	1,007,899	676,552

Income from operations	1,256,973	1,008,171	630,014
Other income	(3,117)	—	—
Interest expense, net	215	393	1,524
Foreign currency loss	4,052	131	1,363

Income before provision for income taxes	1,255,823	1,007,647	627,127
Provision for income taxes	374,800	346,162	229,525

Net income	$881,023	$661,485	$397,602

Weighted average ordinary shares outstanding:
Basic	202,680,572	202,582,945	196,615,054
Diluted	205,865,769	205,638,107	201,540,144

Net income per ordinary share:
Basic	$4.35	$3.27	$2.02
Diluted	$4.28	$3.22	$1.97

Statements of Comprehensive Income:
Net income	$881,023	$661,485	$397,602
Foreign currency translation adjustments	(91,293)	(34)	(4,006)
Net gains (losses) on derivatives	30,862	(2,878)	1,280

Comprehensive income	$820,592	$658,573	$394,876

See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands except share data)

	Ordinary Shares		Additional Paid-in	Treasury Shares		Accumulated Other Comprehensive	Retained
	Shares	Amounts	Capital	Shares	Amounts	(Loss) Income	Earnings	Total
Balance at March 31, 2012	192,731,390	$—	$228,321	—	$—	$(735)	$228,651	$456,237
Net income	—	—	—		—	—	397,602	397,602
Foreign currency translation adjustment	—	—	—	—	—	(4,006)		(4,006)
Net gain on derivatives (net of taxes of $0.1 million)	—	—	—	—	—	1,280	—	1,280

Total comprehensive income	—	—	—	—	—	—	—	394,876
Issuance of restricted shares	18,541	—	—	—	—	—	—	—
Exercise of employee share options	8,704,477	—	30,435	—	—	—	—	30,435
Equity compensation expense	—	—	20,932	—	—	—	—	20,932
Tax benefits on exercise of share options	—	—	144,508	—	—	—	—	144,508
Contributed capital - services from former parent	—	—	258	—	—	—	—	258

Balance at March 30, 2013	201,454,408	$—	$424,454	—	$—	$(3,461)	$626,253	$1,047,246
Net income	—	—	—	—	—	—	661,485	661,485
Foreign currency translation adjustment	—	—	—	—	—	(34)		(34)
Net loss on derivatives (net of taxes of $0.4 million)	—	—	—	—	—	(2,878)	—	(2,878)

Total comprehensive income	—	—	—	—	—	—	—	658,573
Issuance of restricted shares	250,654	—	—	—	—	—	—	—
Exercise of employee share options	2,586,283	—	18,988	—	—	—	—	18,988
Equity compensation expense	—	—	29,078	—	—	—	—	29,078
Tax benefits on exercise of share options	—	—	54,693	—	—	—	—	54,693
Purchase of treasury shares	—	—	—	(29,765)	(2,447)	—	—	(2,447)

Balance at March 29, 2014	204,291,345	$—	$527,213	(29,765)	$(2,447)	$(6,373)	$1,287,738	$1,806,131
Net income	—	—	—	—	—	—	881,023	881,023
Foreign currency translation adjustment	—	—	—	—	—	(91,293)	—	(91,293)
Net gain on derivatives (net of taxes of $3.6 million)	—	—	—	—	—	30,862	—	30,862

Total comprehensive income	—	—	—	—	—	—	—	820,592
Issuance of restricted shares	413,108	—	—	—	—	—	—	—
Exercise of employee share options	1,782,246	—	15,313	—	—	—	—	15,313
Equity compensation expense	—	—	48,936	—	—	—	—	48,936
Tax benefits on exercise of share options	—	—	45,270	—	—	—	—	45,270
Purchase of treasury shares	—	—	—	(6,800,101)	(495,277)	—	—	(495,277)

Balance at March 28, 2015	206,486,699	$—	$636,732	(6,829,866)	$(497,724)	$(66,804)	$2,168,761	$2,240,965

See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years Ended
	March 28, 2015	March 29, 2014	March 30, 2013
Cash flows from operating activities
Net income	$881,023	$661,485	$397,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	138,425	79,654	54,291
Equity compensation expense	48,936	29,078	20,932
Deferred income taxes	6,232	(29,905)	3,222
Non-cash litigation related costs	5,651	2,009	—
Amortization of deferred rent	5,053	6,333	3,245
Loss on disposal of fixed assets	1,938	3,758	229
Impairment and write-off of property and equipment	822	1,332	725
Amortization of deferred financing costs	746	746	703
Tax benefits on exercise of share options	(45,270)	(54,693)	(144,508)
Foreign currency (gains) losses	(1,467)	131	1,363
Loss (income) earned on joint venture	(130)	(354)	—
Non-cash charges for services provided by former parent	—	—	258
Change in assets and liabilities:
Receivables, net	(83,336)	(104,372)	(73,080)
Inventories	(112,418)	(158,243)	(81,108)
Prepaid expenses and other current assets	(20,152)	(5,222)	(3,866)
Other assets	(6,333)	(4,274)	6
Accounts payable	5,809	55,916	17,698
Accrued expenses and other current liabilities	21,865	124,317	151,231
Other long-term liabilities	10,475	25,359	14,894

Net cash provided by operating activities	857,869	633,055	363,837

Cash flows from investing activities
Capital expenditures	(356,209)	(184,738)	(121,321)
Purchase of intangible assets	(29,224)	(28,822)	(8,546)
Investment in joint venture	(2,940)	—	—
Equity method investments	—	(1,960)	(3,232)
Loans receivable - joint venture	—	—	(6,000)

Net cash used in investing activities	(388,373)	(215,520)	(139,099)

Cash flows from financing activities
Repurchase of treasury shares	(495,277)	(2,447)	—
Tax benefits on exercise of share options	45,270	54,693	144,508
Exercise of employee share options	15,313	18,988	30,435
Repayments of borrowings under revolving credit agreement	—	(21,120)	(38,954)
Borrowings under revolving credit agreement	—	21,120	16,280
Payment of deferred financing costs	—	(176)	(1,708)

Net cash provided by financing activities	(434,694)	71,058	150,561

Effect of exchange rate changes on cash and cash equivalents	(27,074)	(4,683)	(1,641)

Net increase in cash and cash equivalents	7,728	483,910	373,658
Beginning of period	971,194	487,284	113,626

End of period	$978,922	$971,194	$487,284

Supplemental disclosures of cash flow information
Cash paid for interest	$729	$699	$484
Cash paid for income taxes	$373,314	$280,667	$70,500
Supplemental disclosure of noncash investing and financing activities
Accrued capital expenditures	$32,876	$16,324	$12,289

See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Basis of Presentation

Michael Kors Holdings Limited (“MKHL,” and together with its subsidiaries, the “Company”) was incorporated in the British Virgin Islands (“BVI”) on December 13, 2002. The Company is a leading designer, marketer, distributor and retailer of branded women’s apparel and accessories and men’s apparel bearing the Michael Kors tradename and related trademarks “MICHAEL KORS,” “MICHAEL MICHAEL KORS,” and various other related trademarks and logos. The Company’s business consists of retail, wholesale and licensing segments. Retail operations consist of collection stores and lifestyle stores, including concessions and outlet stores, located primarily in the United States, Canada, Europe and Japan, as well as e-commerce. Wholesale revenues are principally derived from major department and specialty stores located throughout the United States, Canada and Europe. The Company licenses its trademarks on products such as fragrances, beauty, eyewear, leather goods, jewelry, watches, coats, men’s suits, swimwear, furs and ties, as well as through geographic licenses.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company utilizes a 52 to 53 week fiscal year ending on the Saturday closest to March 31. As such, each of the fiscal years ending on March 28, 2015, March 29, 2014, and March 30, 2013 (“Fiscal 2015,” “Fiscal 2014” and “Fiscal 2013,” respectively) consist of 52 weeks.

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

Reclassifications

Certain reclassifications have been made to the prior periods’ financial information in order to conform to the current period’s presentation.

Revenue Recognition

Revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred, the price has been fixed and determinable and collectability is reasonably assured. The Company recognizes retail store revenues upon sale of its products to retail consumers, net of estimated returns. Revenue from sales through the Company’s e-commerce site is recognized at the time of delivery to the customer, reduced by an estimate of returns. Wholesale revenue is recognized net of estimates for sales returns, discounts, markdowns and allowances, after merchandise is shipped and the title and risk of loss are transferred to the Company’s wholesale customers. To arrive at net sales for retail, gross sales are reduced by actual customer returns as well as by a provision for estimated future customer returns, which is based on management’s review of historical and current customer returns. Sales taxes collected from retail customers are presented on a net basis and, as such, are excluded from revenue. To arrive at net sales for wholesale, gross sales are reduced by provisions for estimated future returns, based on current expectations, as well as trade discounts, markdowns, allowances, operational chargebacks, and certain cooperative selling expenses. These estimates are based on such factors as historical trends, actual and forecasted performance, and market conditions, which are reviewed by management on a quarterly basis.

The following table details the activity and balances of the Company’s sales reserves for the fiscal years ended March 28, 2015, March 29, 2014, and March 30, 2013 (in thousands):

	Balance Beginning of Year	Amounts Charged to Revenue	Write-offs Against Reserves	Balance at Year End
Retail
Return Reserves:
Fiscal year ended March 28, 2015	$2,320	$57,031	$(56,873)	$2,478
Fiscal year ended March 29, 2014	3,146	45,632	(46,458)	2,320
Fiscal year ended March 30, 2013	1,659	35,448	(33,961)	3,146

	Balance Beginning of Year	Amounts Charged to Revenue	Write-offs Against Reserves	Balance at Year End
Wholesale
Total Sales Reserves:
Fiscal year ended March 28, 2015	$65,921	$281,032	$(259,408)	$87,545
Fiscal year ended March 29, 2014	43,009	203,465	(180,553)	65,921
Fiscal year ended March 30, 2013	30,381	135,450	(122,822)	43,009

Royalty revenue generated from product licenses, which includes contributions for advertising, is based on reported sales of licensed products bearing the Company’s tradenames at rates specified in the license agreements. These agreements are also subject to contractual minimum levels. Royalty revenue generated by geography-specific licensing agreements is recognized as it is earned under the licensing agreements based on reported sales of licensees applicable to specified periods, as outlined in the agreements. These agreements allow for the use of the Company’s tradenames to sell its branded products in specific geographic regions.

Advertising

Advertising and marketing costs are expensed when incurred and are reflected in general and administrative expenses. Advertising and marketing expense was $103.6 million, $65.7 million and $41.9 million in Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.

Cooperative advertising expense, which represents the Company’s participation in advertising expenses of its wholesale customers, is reflected as a reduction of net sales. Expenses related to cooperative advertising for Fiscal 2015, Fiscal 2014, and Fiscal 2013, were $8.0 million, $7.3 million and $5.1 million, respectively.

Shipping and Handling

Shipping and handling costs were $92.6 million, $78.6 million and $29.1 million for Fiscal 2015, Fiscal 2014, and Fiscal 2013, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Included in the Company’s cash and cash equivalents as of March 28, 2015 and March 29, 2014 are credit card receivables of $15.8 million and $16.0 million, respectively, which generally settle within two to three business days.

Inventories

Inventories consist of finished goods and are stated at the lower of cost or market value. Cost is determined using the weighted-average cost method. Costs include amounts paid to independent manufacturers, plus duties and freight to bring the goods to the Company’s warehouses, which are located in the United States, Holland, Canada, Japan and Hong Kong. The Company continuously evaluates the composition of its inventory and makes adjustments when the cost of inventory is not expected to be fully recoverable. The net realizable value of the Company’s inventory is estimated based on historical experience, current and forecasted demand, and market conditions. In addition, reserves for inventory loss are estimated based on historical experience and physical inventory counts. The Company’s inventory reserves are estimates, which could vary significantly from actual results if future economic conditions, customer demand or competition differ from expectations. Our historical estimates of these adjustments have not differed materially from actual results.

Store Pre-opening Costs

Costs associated with the opening of new retail stores and start up activities, are expensed as incurred.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization (carrying value). Depreciation is recorded on a straight-line basis over the expected remaining useful lives of the related assets. Equipment, furniture and fixtures, are depreciated over five to seven years, computer hardware and software are depreciated over three to five years and in-store shops are amortized over three to four years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated remaining useful lives of the related assets or the remaining lease term, including highly probable renewal periods. The Company includes all depreciation and amortization expense as a component of total operating expenses, as the underlying long-lived assets are not directly or indirectly related to bringing the Company’s products to their existing location and condition. Maintenance and repairs are charged to expense in the year incurred.

The Company’s share of the cost of constructing in-store shop displays within its wholesale customers’ floor-space (“shop-in-shops”), which is paid directly to third-party suppliers, is capitalized as property and equipment and is generally amortized over a useful life of three or four years.

The Company capitalizes, in property and equipment, direct costs incurred during the application development stage and the implementation stage for developing, purchasing or otherwise acquiring software for its internal use. These costs are amortized over the estimated useful lives of the software, generally five years. All costs incurred during the preliminary project stage, including project scoping and identification and testing of alternatives, are expensed as incurred.

Finite-Lived Intangible Assets

The Company’s finite-lived intangible assets consist of trademarks and lease rights and are stated at cost less accumulated amortization. Trademarks are amortized over twenty years and lease rights are amortized over the terms of the related lease agreements, including highly probable renewal periods, on a straight-line basis.

Impairment of Long-lived Assets

The Company evaluates its long-lived assets, including fixed assets and finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The Company’s impairment testing is based on its best estimate of its future operating cash flows. If the sum of estimated undiscounted future cash flows associated with the asset is less than the asset’s carrying value, an impairment charge is recognized, which is measured as the amount by which the carrying value exceeds the fair value of the asset. These estimates of cash flow require significant management judgment and certain assumptions about future volume, sales and expense growth rates, devaluation and inflation. As such, these estimates may differ from actual cash flows.

Goodwill

The Company performs an assessment of goodwill on an annual basis, or whenever impairment indicators exist. In the absence of any impairment indicators, goodwill is assessed during the fourth quarter of each fiscal year. Judgments regarding the existence of impairment indicators are based on market conditions and operational performance of the business.

The Company assesses its goodwill for impairment initially using a qualitative approach (“step zero”) to determine whether it is more likely than not that the fair value of goodwill is greater than its carrying value. If the results of the qualitative assessment indicate that it is not more likely than not that the fair value of goodwill exceeds its carrying value, a quantitative goodwill analysis would be performed to determine if impairment is required. The valuation methods used in the quantitative fair value assessment, discounted cash flow and market multiples method, require the Company’s management to make certain assumptions and estimates regarding certain industry trends and future profitability of the Company’s reporting units. If the carrying amount of a reporting unit exceeds its fair value, the Company would compare the implied fair value of the reporting unit goodwill to its carrying value. To compute the implied fair value, the Company would assign the fair value of the reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying value of the reporting unit goodwill exceeded the implied fair value of the reporting unit goodwill, the Company would record an impairment loss to write down such goodwill to its implied fair value. The valuation of goodwill is affected by, among other things, the Company’s business plan for the future and estimated results of future operations. Future events could cause the Company to conclude that impairment indicators exist, and, therefore, that goodwill may be impaired.

During the fourth quarter of Fiscal 2015, the Company performed its annual impairment analysis using a qualitative approach. Based on the results of its assessment, the Company concluded that the carrying amounts of all reporting units were significantly exceeded by their respective fair values, and there were no reporting units at risk of impairment. There were no impairment charges related to goodwill in any of the fiscal periods presented.

Joint Venture Investments

The Company accounts for its investment it its Latin American joint venture as an equity method investment and records it in other assets in the Company’s consolidated balance sheets. During Fiscal 2013, the Company made a non-recourse loan to this joint venture for approximately $6.0 million, which accrues at a 5% annual rate. The purpose of the loan was to provide working capital for the joint venture’s operations. The $6.0 million loan is repayable at the time of the expiration of the joint venture agreement, along with accrued interest payable at the expiration date. The loan, along with accrued interest, is recorded in other assets in the Company’s consolidated balance sheets.

Share-based Compensation

The Company grants share-based awards to certain employees and directors of the Company. The grant date fair value of share options is calculated using the Black-Scholes option pricing model. The closing market price at the grant date is used to determine the grant date fair value of restricted shares, restricted shares units (RSUs) and performance RSUs. These fair values are recognized as expense over the requisite service period, net of estimated forfeitures, based on expected attainment of pre-established performance goals for performance grants, or the passage of time for those grants which have only time-based vesting requirements.

The Company’s expected volatility is based on the average volatility rates of similar actively traded companies over the Company’s estimated expected holding periods. The expected holding period for performance-based options is based on the period to expiration, which is generally 9-10 years, which directly correlates to the Company’s service period requirement for such options. The expected holding period for time-based options is calculated using the simplified method, which uses the vesting term of the options, generally 4 years, and the contractual term of 7 years, resulting in a holding period of 4.5-4.75 years. The simplified method was chosen as a means to determine the Company’s estimated holding period, as prior to December 2011, the Company was privately held and, as such, there is insufficient historical option exercise experience. The risk-free interest rate is derived from the zero-coupon U.S. Treasury Strips yield curve based on the grant’s estimated holding period. Determining the grant date fair value of share-based awards requires considerable judgment, including estimating expected volatility, expected term and risk-free rate. If factors change and the Company employs different assumptions, the fair value of future awards and the resulting share-based compensation expense may differ significantly from what the Company has estimated in the past.

Foreign Currency Translation and Transactions

The financial statements of the majority of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. The Company’s functional currency is the United States Dollar (“USD”) for MKHL and its United States based subsidiaries. Assets and liabilities are translated using period-end exchange rates, while revenues and expenses are translated using average exchange rates over the reporting period. The resulting translation adjustments are recorded separately in shareholders’ equity as a component of accumulated other comprehensive income (loss). Foreign currency income and losses resulting from the re-measuring of transactions denominated in a currency other than the functional currency of a particular entity are included in foreign currency loss on the Company’s consolidated statements of operations.

Derivative Financial Instruments

The Company uses forward currency exchange contracts to manage its exposure to fluctuations in foreign currency for certain of its transactions. The Company in its normal course of business enters into transactions with foreign suppliers and seeks to minimize risks related to these transactions. The Company employs these forward currency contracts to hedge the Company’s cash flows, as they relate to foreign currency transactions. Certain of these contracts are designated as hedges for accounting purposes, while others remain undesignated. All of the Company’s derivative instruments are recorded in the Company’s consolidated balance sheets at fair value on a gross basis, regardless of their hedge designation.

The Company designates certain contracts related to the purchase of inventory that qualify for hedge accounting as cash flow hedges. Formal hedge documentation is prepared for all derivative instruments designated as hedges, including description of the hedged item and the hedging instrument, the risk being hedged, and the manner in which hedge effectiveness will be assessed prospectively and retrospectively. The effective portion of changes in the fair value for contracts designated as cash flow hedges is recorded in equity as a component of accumulated other comprehensive income (loss) until the hedged item effects earnings. When the inventory related to forecasted inventory purchases that are being hedged is sold to a third party, the gains or losses deferred in accumulated other comprehensive income (loss) are recognized within cost of goods sold. The Company uses regression analysis to assess effectiveness of derivative instruments that are designated as hedges, which compares the change in the fair value of the derivative instrument to the change in the related hedged item. Effectiveness is assessed on a quarterly basis and any portion of the designated hedge contracts deemed ineffective is recorded to other income. If the hedge is no longer expected to be highly effective in the future, future changes in the fair value are recognized in earnings. For those contracts that are not designated as hedges, changes in the fair value are recorded in other income in the Company’s consolidated statements of operations. The Company classifies cash flows relating to its derivative instruments consistently with the classification of the hedged item, within cash from operating activities.

The Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. In order to mitigate counterparty credit risk, the Company only enters into contracts with carefully selected financial institutions based upon their credit ratings and certain other financial factors, adhering to established limits for credit exposure. The aforementioned forward contracts generally have a term of no more than 12 months. The period of these contracts is directly related to the foreign transaction they are intended to hedge.

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

Rent Expense, Deferred Rent and Landlord Construction Allowances

The Company leases office space, retail stores and distribution facilities under agreements that are classified as operating leases. Many of these operating leases include contingent rent provisions (percentage rent), and/or provide for certain landlord allowances related to tenant improvements and other relevant items. The recognition of rent expense for an operating lease commences on the earlier of the related lease commencement date or the date of possession of the property. Rent expense is calculated by recognizing total minimum rental payments (net of any rental abatements, construction allowances and other rental concessions) on a straight-line basis over the lease term. The difference between straight-line rent expense and rent paid is recorded as deferred rent, which is classified within short-term and long-term liabilities in the Company’s consolidated balance sheets. The Company accounts for landlord allowances and incentives as a component of deferred rent, which is amortized over the lease term as a reduction of rent expense. The Company records rent expense as a component of selling, general and administrative expenses.

Deferred Financing Costs

The Company defers costs directly associated with acquiring third party financing. These deferred costs are amortized on a straight-line basis, which approximates the effective interest method, as interest expense over the term of the related indebtedness. As of March 28, 2015, deferred financing costs were $2.1 million, net of accumulated amortization of $3.6 million. As of March 29, 2014, deferred financing costs were $2.9 million, net of accumulated amortization of $2.8 million. Deferred financing costs are included in other assets on the consolidated balance sheets.

Net Income per Share

The Company’s basic net income per ordinary share is calculated by dividing net income by the weighted average number of ordinary shares outstanding during the period.

Diluted net income per ordinary share reflects the potential dilution that would occur if share option grants or any other potentially dilutive instruments, including restricted shares and units (“RSUs”), were exercised or converted into ordinary shares. These potentially dilutive securities are included in diluted shares to the extent they are dilutive under the treasury stock method for the applicable periods. Performance-based RSUs are included in diluted shares if the related performance conditions are considered satisfied as of the end of the reporting period and to the extent they are dilutive under the treasury stock method.

The components of the calculation of basic net income per ordinary share and diluted net income per ordinary share are as follows (in thousands except share and per share data):

	Fiscal Years Ended
	March 28, 2015	March 29, 2014	March 30, 2013
Numerator:
Net income	$881,023	$661,485	$397,602

Denominator:
Basic weighted average shares	202,680,572	202,582,945	196,615,054
Weighted average dilutive share equivalents:
Share options and restricted shares/units	3,185,197	3,055,162	4,925,090

Diluted weighted average shares	205,865,769	205,638,107	201,540,144

Basic net income per share	$4.35	$3.27	$2.02

Diluted net income per share	$4.28	$3.22	$1.97

Share equivalents for 699,321 shares, 44,256 shares, and 7,341 shares, for fiscal years ending March 28, 2015, March 29, 2014, and March 30, 2013, respectively, have been excluded from the above calculation due to their anti-dilutive effect.

Recent Accounting Pronouncements — The Company has considered all new accounting pronouncements and has concluded that, with the exception of the below, there are no new pronouncements that are currently expected to have a material impact on results of operations, financial condition, or cash flows.

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” ASU 2014-12 requires that a performance target under stock-based compensation arrangements that could be achieved after the service period is treated as a performance condition and not reflected in the grant-date fair value of the award. Rather, the related compensation cost should be recognized when it becomes probable that the performance targets will be achieved. ASU 2014-12 is effective beginning with the Company’s Fiscal 2017, with early adoption and retrospective application permitted. The Company does not expect that ASU 2014-12 will have a significant impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which provides new guidance for revenues recognized from contracts with customers, and will replace the existing revenue recognition guidance. ASU No. 2014-09 requires that revenue is recognized at an amount the company is entitled to upon transferring control of goods or services to customers, as opposed to when risks and rewards transfer to a customer. ASU No. 2014-09 will become effective for the interim reporting periods within the annual reporting period beginning after December 15, 2016, or beginning with the Company’s Fiscal 2018, and may be applied retrospectively to all prior periods presented, or retrospectively with a cumulative adjustment to retained earnings in the year of adoption. In April 2015, the FASB issued a proposal to defer the effective date by one year which, if approved, would make this standard effective beginning in the Company’s Fiscal 2019. The Company is currently evaluating the adoption method and the impact that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

3. Receivables

Receivables consist of (in thousands):

	March 28, 2015	March 29, 2014
Trade receivables:
Credit risk assumed by factors/insured	$374,150	$261,900
Credit risk retained by Company	67,530	93,045
Receivables due from licensees	11,763	11,302

	453,443	366,247
Less allowances:	(90,024)	(68,241)

	$363,419	$298,006

The Company has historically assigned a substantial portion of its trade receivables to factors in the United States (U.S.) and Europe whereby the factors assumed credit risk with respect to such receivables assigned. Under the factor agreements, factors bear the risk of loss from the financial inability of the customer to pay the trade receivable when due, up to such amounts as accepted by the factor; but not the risk of non-payment of such trade receivable for any other reason. Beginning in July 2012, the Company assumed responsibility for a large portion of previously factored accounts receivable balances, the majority of which were insured at March 28, 2015. The Company provides an allowance for such non-payment risk at the time of sale, which is recorded as an offset to revenue.

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

The allowance for doubtful accounts is determined through analysis of periodic aging of receivables for which credit risk is not assumed by the factors, or which are not covered by insurance, and assessments of collectability based on an evaluation of historic and anticipated trends, the financial conditions of the Company’s customers and the impact of general economic conditions. The past due status of a receivable is based on its contractual terms. Amounts deemed uncollectible are written off against the allowance when it is probable the amounts will not be recovered. Allowances for doubtful accounts were $0.7 million and $1.5 million, at March 28, 2015 and March 29, 2014, respectively.

4. Concentration of Credit Risk, Major Customers and Suppliers

Financial instruments that subject the Company to concentration of credit risk are cash and cash equivalents and receivables. As part of its ongoing procedures, the Company monitors its concentration of deposits with various financial institutions in order to avoid any undue exposure. The Company mitigates its risk by depositing cash and cash equivalents in major financial institutions. With respect to certain of its receivables, the Company mitigates its credit risk through the assignment of receivables to a factor, as well as obtaining insurance coverage for a portion of non-factored receivables (as demonstrated in the above table in “Credit risk assumed by factors”). For the fiscal years ended March 28, 2015, March 29, 2014, and March 30, 2013, net sales related to our largest wholesale customer, Federated, accounted for approximately 13.7%, 14.4%, and 14.0%, respectively, of total revenue. The accounts receivable related to this customer were fully factored or substantially insured for all three fiscal years. No other customer accounted for 10% or more of the Company’s total consolidated revenues during Fiscal 2015, Fiscal 2014, or Fiscal 2013.

The Company contracts for the purchase of finished goods principally with independent third-party contractors, whereby the contractor is generally responsible for all manufacturing processes, including the purchase of piece goods and trim. Although the Company does not have any long-term agreements with any of its manufacturing contractors, the Company believes it has mutually satisfactory relationships with them. The Company allocates product manufacturing among agents and contractors based on their capabilities, the availability of production capacity, quality, pricing and delivery. The inability of certain contractors to provide needed services on a timely basis could adversely affect the Company’s operations and financial condition. The Company has relationships with various agents who source the Company’s finished goods with numerous contractors on the Company’s behalf. For the fiscal years ended March 28, 2015, March 29, 2014, and March 30, 2013, one agent sourced approximately 11.7%, 12.6%, and 14.0%, respectively, and one contractor accounted for approximately 29.1%, 30.4%, and 31.8%, respectively, of the Company’s finished goods purchases.

5. Property and Equipment, Net

Property and equipment, net, consists of (in thousands):

	March 28, 2015	March 29, 2014
Furniture and fixtures	$160,178	$108,757
Equipment	73,609	31,683
Computer equipment and software	104,372	50,646
In-store shops	189,308	123,637
Leasehold improvements	294,225	216,451

	821,692	531,174
Less: accumulated depreciation and amortization	(337,755)	(234,381)

	483,937	296,793
Construction-in-progress	78,997	53,885

	$562,934	$350,678

Depreciation and amortization of property and equipment for the fiscal years ended March 28, 2015, March 29, 2014, and March 30, 2013, was $131.4 million, $76.6 million, and $52.7 million, respectively. During the fiscal years ended March 28, 2015, March 29, 2014, and March 30, 2013, the Company recorded impairment charges of $0.8 million, $1.3 million, and $0.7 million, respectively, related to certain retail locations still in operation. The impairments related to two retail locations in Fiscal 2015, three retail locations in Fiscal 2014, and one retail location in Fiscal 2013.

6. Intangible Assets and Goodwill

The following table details the carrying values of intangible assets and goodwill (in thousands):

	March 28, 2015			March 29, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks	$23,000	$13,995	$9,005	$23,000	$12,845	$10,155
Lease Rights	61,087	8,551	52,536	41,748	3,869	37,879
Goodwill	14,005	—	14,005	14,005	—	14,005

	$98,092	$22,546	$75,546	$78,753	$16,714	$62,039

The trademarks relate to the Company’s brand name and are amortized over twenty years. Lease rights are amortized over the respective terms of the underlying lease, including highly probable renewal periods. Amortization expense was $7.0 million, $3.1 million, and $1.5 million, respectively, for each of the fiscal years ended March 28, 2015, March 29, 2014, and March 30, 2013.

Goodwill is not amortized but is evaluated annually for impairment in the last quarter or each fiscal year, or whenever impairment indicators exist. The Company evaluated goodwill during the fourth fiscal quarter of Fiscal 2015, and determined that there was no impairment. As of March 28, 2015, cumulative impairment related to goodwill totaled $5.4 million. There were no charges related to the impairment of goodwill in the periods presented.

Estimated amortization expense for each of the next five years is as follows (in thousands):

Fiscal 2016	$7,331
Fiscal 2017	7,164
Fiscal 2018	7,130
Fiscal 2019	7,105
Fiscal 2020	7,093
Thereafter	25,718

$61,541

The future amortization expense above reflects weighted-average estimated remaining useful lives of 9.2 years for lease rights and 7.8 years for trademarks. There were no impairment charges related to the Company’s lease rights or trademarks during any of the periods presented.

7. Current Assets and Current Liabilities

Prepaid expenses and other current assets consist of the following (in thousands):

	March 28, 2015	March 29, 2014
Prepaid taxes	$60,637	$20,943
Unrealized gains on forward foreign exchange contracts	25,004	12
Leasehold incentive receivable	12,289	8,022
Prepaid rent	11,681	8,740
Other	17,832	12,775

	$127,443	$50,492

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 28, 2015	March 29, 2014
Other taxes payable	$20,202	$17,321
Accrued rent	27,058	14,159
Advance royalties	5,081	2,097
Professional services	7,347	6,319
Accrued litigation	5,539	2,009
Accrued advertising	5,653	4,810
Accrued samples	816	797
Unrealized loss on forward foreign exchange contracts	600	1,875
Other	22,850	13,332

	$95,146	$62,719

8. Credit Facilities

Senior Unsecured Revolving Credit Facility

On February 8, 2013, the Company entered into a senior unsecured credit facility (“2013 Credit Facility”). Pursuant to the agreement, the 2013 Credit Facility provides for up to $200.0 million of borrowings, and expires on February 8, 2018. The agreement also provides for loans and letters of credit to the Company’s European subsidiaries of up to $100.0 million. The 2013 Credit Facility contains financial covenants, such as requiring an adjusted leverage ratio of 3.5 to 1.0 (with the ratio being total consolidated indebtedness plus 8.0 times consolidated rent expense to EBITDA plus consolidated rent expense) and a fixed charge coverage ratio of 2.0 to 1.0 (with the ratio being EBITDA plus consolidated rent expense to the sum of fixed charges plus consolidated rent expense), restricts and limits additional indebtedness, and restricts the incurrence of additional liens and cash dividends. As of March 28, 2015, the Company was in compliance with all covenants related to this agreement.

Borrowings under the 2013 Credit Facility accrue interest at the rate per annum announced from time to time by the agent based on the rates applicable for deposits in the London interbank market for U.S. dollars or the applicable currency in which the loans are made (the “Adjusted LIBOR”) plus an applicable margin. The applicable margin may range from 1.25% to 1.75%, and is based, or dependent upon, a particular threshold related to the adjusted leverage ratio calculated during the period of borrowing. For Fiscal 2015 and Fiscal 2014, the weighted average interest rate for the revolving credit facility was 1.6%. The 2013 Credit Facility requires an annual facility fee of $0.1 million and an annual commitment fee of 0.25% to 0.35% on the unused portion of the available credit under the facility.

As of March 28, 2015 and March 29, 2014, there were no borrowings outstanding under the 2013 Credit Facility, and there were no amounts borrowed during Fiscal 2015. At March 28, 2015, there were stand-by letters of credit of $10.8 million outstanding. The amount available for future borrowings under the agreement was $189.2 million as of March 28, 2015.

9. Commitments and Contingencies

Leases

The Company leases office space, retail stores and warehouse space under operating lease agreements that expire at various dates through September 2029. In addition to minimum rental payments, the leases require payment of increases in real estate taxes and other expenses incidental to the use of the property.

Rent expense for the Company’s operating leases consists of the following (in thousands):

	Fiscal Years Ended
	March 28, 2015	March 29, 2014	March 30, 2013
Minimum rentals	$151,007	$107,071	$74,708
Contingent rent	65,752	56,299	29,871

Total rent expense	$216,759	$163,370	$104,579

Future minimum lease payments under the terms of these noncancelable operating lease agreements are as follows (in thousands):

Fiscal years ending:
2016	$177,159
2017	183,467
2018	184,184
2019	177,927
2020	174,676
Thereafter	695,255

$1,592,668

The Company has issued stand-by letters of credit to guarantee certain of its retail and corporate operating lease commitments, aggregating $10.8 million at March 28, 2015.

Other Commitments

As of March 28, 2015, the Company also has other contractual commitments aggregating $336.4 million, which consist of inventory purchase commitments of $299.6 million, and other contractual obligations of $36.8 million.

Long-term Employment Contract

As of March 28, 2015, the Company had an employment agreement with one of its officers that provided for continuous employment through the date of the officer’s death or permanent disability at a salary of $2.5 million. In addition to salary, the agreement provided for an annual bonus and other employee related benefits. Refer to Part II, Item 9B – Other Information for officer employment agreements, as amended and restated on May 20, 2015.

Contingencies

In the ordinary course of business, the Company is party to various legal proceedings and claims. Although the outcome of such items cannot be determined with certainty, the Company’s management does not believe that the outcome of all pending legal proceedings in the aggregate will have a material adverse effect on its cash flow, results of operations or financial position.

10. Fair Value of Financial Instruments

Financial assets and liabilities are measured at fair value using the three-level valuation hierarchy for disclosure of fair value measurements. The determination of the applicable level within the hierarchy of a particular asset or liability depends on the inputs used in the valuation as of the measurement date, notably the extent to which the inputs are market-based (observable) or internally derived (unobservable). Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs based on a company’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

At March 28, 2015 and March 29, 2014, the fair values of the Company’s foreign currency forward contracts, the Company’s only derivative instruments, were determined using broker quotations, which were calculations derived from observable market information: the applicable currency rates at the balance sheet date and those forward rates particular to the contract at inception. The Company makes no adjustments to these broker obtained quotes or prices, but assesses the credit risk of the counterparty and would adjust the provided valuations for counterparty credit risk when appropriate. The fair values of the forward contracts are included in prepaid expenses and other current assets, and in accrued expenses and other current liabilities in the consolidated balance sheets, depending on whether they represent assets or (liabilities) to the Company, as detailed in Note 11. All contracts are measured and recorded at fair value on a recurring basis and are categorized in Level 2 of the fair value hierarchy, as shown in the following table:

	Fair value at March 28, 2015, using:			Fair value at March 29, 2014, using:
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts- Euro	$—	$23,590	$—	$—	$(1,875)	$—
Foreign currency forward contracts- Canadian Dollar	—	1,404	—	—	—	—
Foreign currency forward contracts- U.S. Dollar	—	(590)	—	—	12	—

Total	$—	$24,404	$—	$—	$(1,863)	$—

The Company’s cash and cash equivalents, accounts receivable and accounts payable, are recorded at carrying value, which approximates fair value. Borrowings under the Credit Facility, if outstanding, are recorded at carrying value, which resembles fair value due to the short-term nature of the revolving Credit Facility.

11. Derivative Financial Instruments

The Company uses forward currency exchange contracts to manage its exposure to fluctuations in foreign currency for certain of its transactions. The Company in its normal course of business enters into transactions with foreign suppliers and seeks to minimize risks related to certain forecasted inventory purchases by using foreign currency forward exchange contracts. The Company only enters into derivative instruments with highly credit-rated counterparties. The Company’s derivative financial instruments are not currently subject to master netting arrangements. The Company does not enter into derivative contracts for trading or speculative purposes.

The following table details the fair value of the Company’s derivative contracts, which are recorded on a gross basis in the consolidated balance sheets as of March 28, 2015 and March 29, 2014 (in thousands):

			Fair Values
	Notional Amounts		Current Assets (1)		Current Liabilities (2)
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Designated forward currency exchange contracts	$226,090	$127,955	$23,590	$5	$522	$1,875
Undesignated forward currency exchange contracts	25,788	27,105	1,414	7	78	—

Total	$251,878	$155,060	$25,004	$12	$600	$1,875

(1)	Recorded within prepaid expenses and other current assets in the Company’s audited consolidated balance sheets.
(2)	Recorded within accrued expenses and other current liabilities in the Company’s audited consolidated balance sheets.

Changes in the fair value of the effective portion of the Company’s forward foreign currency exchange contracts that are designated as accounting hedges are recorded in equity as a component of accumulated other comprehensive income, and are reclassified from accumulated other comprehensive income into earnings when the items underlying the hedged transactions are recognized into earnings, as a component of cost of sales within the Company’s consolidated statements of operations. The following table summarizes the impact of the effective portion of gains and losses of the forward contracts designated as hedges for the fiscal years ended March 28, 2015 and March 29, 2014 (in thousands):

	Fiscal Year Ended March 28, 2015		Fiscal Year Ended March 29, 2014
	Pre-Tax Gain Recognized in OCI (Effective Portion)	Pre-tax Gain Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax (Loss) Recognized in OCI (Effective Portion)	Pre-tax Loss Reclassified from Accumulated OCI into Earnings (Effective Portion)
Forward currency exchange contracts	$36,633	$2,059	$(3,797)	$(540)

Activity related to contracts designated for hedge accounting purposes during Fiscal 2013 was not material, as the Company did not begin to designate its hedges until the end of Fiscal 2013. Amounts related to ineffectiveness were not material during all periods presented.

The Company expects that substantially all of the amounts currently recorded in accumulated other comprehensive loss will be reclassified into earnings during the next twelve months, based upon the timing of inventory purchases and turns. These amounts are subject to fluctuations in the applicable currency exchange rates.

During Fiscal 2015, the Company recognized $1.5 million in gains related to the change in the fair value of undesignated forward currency exchange contracts within other income in the Company’s consolidated statement of operations. During Fiscal 2014 and Fiscal 2013, realized gains and losses related to undesignated forward currency exchange contracts were not material.

12. Shareholders’ Equity

Secondary Offerings

During Fiscal 2013, the Company completed the following secondary offerings:

•

In April 2012, in connection with the Company’s March 2012 secondary offering of 25,000,000 ordinary shares at a price of $47.00 per share, the underwriters exercised their additional share purchase option, where an additional 3,750,000 shares were offered at $47.00 per share.

•

During September 2012, the Company completed a secondary offering of 23,000,000 ordinary shares at a price of $53.00 per share. Subsequent to this offering, and in connection with it, the underwriters exercised their additional share purchase option during October 2012, where an additional 3,450,000 shares were offered at $53.00 per share.

•	During February 2013, the Company completed a secondary offering of 25,000,000 ordinary shares at a price of $61.50 per share.

The Company did not receive any of the proceeds related to the sale of the shares from any of the secondary offerings and incurred approximately $1.7 million in fees, which were charged to selling, general and administrative expenses in Fiscal 2013.

Share Repurchase Program

On November 14, 2014, the Company entered into a $355.0 million accelerated share repurchase program (the “ASR program”) with a major financial institution (the “ASR Counterparty”) to repurchase the Company’s ordinary shares. Under the ASR program, the Company paid $355.0 million to the ASR Counterparty and received 4,437,516 of its ordinary shares from the ASR Counterparty, which represents 100 percent of the shares expected to be purchased pursuant to the ASR program, based on an initial share price determination. The ASR program also contained a forward contract indexed to the Company’s ordinary shares whereby additional shares would be delivered to the Company by January 29, 2015 (the settlement date) if the share price declined from the initial share price, limited to a stated share price “floor.” The total number of shares repurchased/acquired was determined on final settlement, with the additional shares reacquired based on the volume-weighted average price of the Company’s ordinary shares, less a discount, during the repurchase period, subject to aforementioned price floor. In January 2015, 280,819 additional shares were delivered to the Company pursuant to these provisions, which did not require any additional cash outlay by the Company. The ASR program was accounted for as a treasury stock repurchase, reducing the number of ordinary shares outstanding by 4,718,335 shares. The forward contract was accounted for as an equity instrument.

In addition to shares purchased under the ASR program, the Company repurchased an additional 2,040,979 shares at a cost of $136.9 million under its current share-repurchase program through open market transactions. As of March 28, 2015, the remaining availability under the Company’s share repurchase program was $508.1 million. On May 20, 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $500 million under the Company’s existing share repurchase program and extended the program through May 2017.

The Company also has in place a “withhold to cover” repurchase program, which allows the Company to withhold ordinary shares from certain executive officers to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards. During Fiscal 2015, the Company withheld 40,787 shares at a cost of $3.3 million in satisfaction of minimum tax withholding obligations relating to the vesting of restricted share awards.

13. Accumulated Other Comprehensive Income

The following table details changes in the components of accumulated other comprehensive income, net of taxes for Fiscal 2015, Fiscal 2014 and Fiscal 2013 (in thousands):

	Foreign Currency Translation Losses	Net Gains (Losses) on Derivatives	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2012	$(735)	$—	$(735)
Other comprehensive income (loss) before reclassifications (1)	(4,006)	1,280	(2,726)
Amounts reclassified from AOCI to earnings (1)	—	—	—

Other comprehensive income (loss) net of tax	(4,006)	1,280	(2,726)

Balance at March 30, 2013	(4,741)	1,280	(3,461)

Other comprehensive income (loss) before reclassifications	(34)	(3,360)	(3,394)
Less: amounts reclassified from AOCI to earnings (2)	—	(482)	(482)

Other comprehensive income (loss) net of tax	(34)	(2,878)	(2,912)

Balance at March 29, 2014	(4,775)	(1,598)	(6,373)

Other comprehensive income (loss) before reclassifications (3)	(91,293)	32,822	(58,471)
Less: amounts reclassified from AOCI to earnings (2)	—	1,960	1,960

Other comprehensive income (loss) net of tax	(91,293)	30,862	(60,431)

Balance at March 28, 2015	$(96,068)	$29,264	$(66,804)

(1)	The Company did not begin to designate certain of its hedges as accounting hedges until the end of Fiscal 2013.
(2)	Reclassified amounts relate to the Company’s forward foreign currency exchange contracts for inventory purchases and are recorded within Cost of goods sold in the Company’s consolidated statements of operations. The related tax effects recorded within income tax expense in the Company’s consolidated statements of operations were not material.
(3)	Other comprehensive income (loss) before reclassifications is related to derivative financial instruments designated as cash flow hedges net of tax provision of $3.7 million for Fiscal 2015. The tax effects related to all other amounts were not material.

14. Share-Based Compensation

The Company issues equity grants to certain employees and directors of the Company at the discretion of the Company’s Compensation Committee. The Company has two equity plans, one adopted in Fiscal 2008, the Michael Kors (USA), Inc. Stock Option Plan (as amended and restated, the “2008 Plan”), and the other adopted in the third fiscal quarter of Fiscal 2012, the Michael Kors Holdings Limited Omnibus Incentive Plan (the “2012 Plan”). The 2008 Plan only provided for grants of share options and was authorized to issue up to 23,980,823 ordinary shares. As of March 28, 2015, there were no shares available to grant equity awards under the 2008 Plan. The 2012 Plan allows for grants of share options, restricted shares and restricted share units, and other equity awards, and authorizes a total issuance of up to 15,246,000 ordinary shares. At March 28, 2015, there were 10,739,867 ordinary shares available for future grants of equity awards under the 2012 Plan. Option grants issued from the 2008 Plan generally expire ten years from the date of the grant, and those issued under the 2012 Plan generally expire seven years from the date of the grant.

Share Options

Share options are generally exercisable at no less than the fair market value on the date of grant. The Company has issued two types of option grants, those that vest based on the attainment of a performance target and those that vest based on the passage of time. Performance-based share options may vest based upon the attainment of one of two performance measures. One performance measure is an individual performance target, which is based upon certain performance targets unique to the individual grantee, and the other measure is a company-wide performance target, which is based on a cumulative minimum growth requirement in consolidated net equity. The individual performance target vests 20% of the total option grant each year the target is satisfied. The individual has ten years in which to achieve five individual performance vesting tranches. The company-wide performance target must be achieved over the ten-year term. Performance is measured at the end of the term, and any unvested options vest if the target is achieved. The Company-wide performance target is established at the time of the grant. The target metrics underlying individual performance vesting requirements are established for each recipient each year up until such time as the grant is fully vested. Options subject to time-based vesting requirements become vested in four equal increments on each of the first, second, third and fourth anniversaries of the date on which such options were awarded.

The following table summarizes the share options activity during Fiscal 2015, and information about options outstanding at March 28, 2015:

	Number of Options	Weighted Average Exercise price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at March 29, 2014	8,377,928	$13.69
Granted	810,063	$90.56
Exercised	(1,782,246)	$8.69
Canceled/forfeited	(218,742)	$28.05

Outstanding at March 28, 2015	7,187,003	$23.14	5.37	$333,870

Vested or expected to vest at March 28, 2015	7,102,610	$23.14	5.37

Vested and exercisable at March 28, 2015	3,365,746	$12.61	4.89	$182,984

There were 3,821,257 unvested options and 3,365,746 vested options outstanding at March 28, 2015. The total intrinsic value of options exercised during Fiscal 2015 and Fiscal 2014 was $131.6 million and $163.2 million, respectively. The cash received from options exercised during Fiscal 2015 and Fiscal 2014 was $15.3 million and $19.0 million, respectively. As of March 28, 2015, the remaining unrecognized share-based compensation expense for nonvested share options was $28.8 million, which is expected to be recognized over the related weighted-average period of approximately 2.62 years.

The weighted average grant date fair value for options granted during Fiscal 2015, Fiscal 2014, and Fiscal 2013, was $27.96, $24.95, and $20.66, respectively. The following table represents assumptions used to estimate the fair value of options:

	Fiscal Years Ended
	March 28, 2015	March 29, 2014	March 30, 2013
Expected dividend yield	0.0%	0.0%	0.0%
Volatility factor	33.2%	46.0%	48.5%
Weighted average risk-free interest rate	1.5%	1.0%	0.6%
Expected life of option	4.75 years	4.75 years	4.75 years

Restricted Shares and Restricted Share Units

The Company grants restricted shares and restricted share units at the fair market value on the date of the grant. Expense for restricted share awards is based on the closing market price of the Company’s shares on the date of grant and is recognized ratably over the vesting period, which is generally three to four years from the date of the grant, net of expected forfeitures.

Restricted share grants generally vest in equal increments on each of the four anniversaries of the date of grant. In addition, the Company grants two types of restricted share unit (“RSU”) awards: time-based RSUs and performance-based RSUs. Time-based RSUs generally vest in full either on the first anniversary of the date of the grant, or in equal increments on each of the four anniversaries of the date of grant. Performance-based RSUs vest in full on the three-year anniversary of the date of grant, subject to the employee’s continued employment during the vesting period and only if certain pre-established cumulative performance targets are met at the end of the three-year performance period. Expense related to performance-based RSUs is recognized ratably over the three-year performance period, net of forfeitures, based on the probability of attainment of the related performance targets. The potential number of shares that may be earned ranges between 0%, if the minimum level of performance is not attained, and 150%, if the level of performance is at or above the pre-determined maximum achievement level.

The following table summarizes restricted share activity under the 2012 Plan during Fiscal 2015:

	Restricted Shares
	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at March 29, 2014	657,853	$38.38
Granted	436,317	$90.46
Vested	(288,599)	$32.52
Canceled/forfeited	(34,979)	$69.94

Unvested at March 28, 2015	770,592	$68.77

The total fair value of restricted shares vested was $22.8 million, $17.6 million, and $10.5 million during Fiscal 2015, Fiscal 2014, and Fiscal 2013, respectively. As of March 28, 2015, the remaining unrecognized share-based compensation expense for non-vested restricted share grants was $41.1 million, which is expected to be recognized over the related weighted-average period of approximately 2.86 years.

The following table summarizes the RSU activity under the 2012 Plan during Fiscal 2015:

	Service-based		Performance-based
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Unvested at March 29, 2014	36,701	$40.83	163,077	$62.24
Granted	20,409	$74.42	155,570	$91.70
Vested	(11,770)	$38.06	—	$—
Canceled/forfeited	(9,400)	$20.00	(1,446)	$62.24

Unvested at March 28, 2015	35,940	$66.26	317,201	$76.69

The total fair value of service-based RSUs vested during Fiscal 2015, Fiscal 2014 and Fiscal 2013 was $0.4 million, $0.2 million and $0.8 million, respectively. As of March 28, 2015, the remaining unrecognized share-based compensation expense for non-vested service-based and performance-based RSU grants was $1.2 million and $21.8 million, respectively, which is expected to be recognized over the related weighted-average periods of approximately 2.82 years and 1.94 years, respectively.

Compensation expense attributable to share-based compensation for Fiscal 2015, Fiscal 2014, and Fiscal 2013 was approximately $48.9 million, $29.1 million, and $20.9 million, respectively. The associated income tax benefits recognized in Fiscal 2015, Fiscal 2014, and Fiscal 2013 were $17.5 million, $11.5 million and $8.1 million, respectively. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate to date. The estimated value of future forfeitures for equity grants as of March 28, 2015 is approximately $1.3 million.

15. Taxes

On October 29, 2014, the Board of Directors of MKHL approved a proposal to move the Company’s principal executive office from Hong Kong to the United Kingdom and to become a U.K. tax resident. The Company will remain incorporated in the British Virgin Islands. The Company has achieved tremendous international growth over the past several years and believes that moving its principal executive office to the U.K. will better position it for further expansion in Europe and internationally, and allow it to compete more effectively with other international luxury brands.

MKHL’s subsidiaries are subject to taxation in the U.S. and various other foreign jurisdictions, which are aggregated in the “Non-U.S” information captioned below.

Income before provision for income taxes consisted of the following (in thousands):

	Fiscal Years Ended
	March 28, 2015	March 29, 2014	March 30, 2013
U.S.	$814,368	$792,899	$538,607
Non-U.S.	441,455	214,748	88,520

Total income before provision for income taxes	$1,255,823	$1,007,647	$627,127

The provision for income taxes was as follows (in thousands):

	Fiscal Years Ended
	March 28, 2015	March 29, 2014	March 30, 2013
Current
U.S. Federal	$277,001	$295,159	$179,014
U.S. State	49,645	50,348	32,249
Non-U.S.	41,922	30,560	15,040

Total current	368,568	376,067	226,303

Deferred
U.S. Federal	5,020	(24,847)	1,246
U.S. State	331	(3,594)	2,088
Non-U.S.	881	(1,464)	(112)

Total deferred	6,232	(29,905)	3,222

Total provision for income taxes	$374,800	$346,162	$229,525

MKHL is incorporated in the British Virgin Islands and is a tax resident of the U.K. However, since the proportion of the U.S. revenues, assets, operating income, and the associated tax provisions is significantly higher than any other single tax jurisdiction within the worldwide group, the reconciliation of the differences between the provision for income taxes and the statutory rate is presented on the basis of the U.S. statutory federal income tax rate of 35%. The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company’s effective tax rate for financial statement purposes:

	Fiscal Years Ended
	March 28, 2015	March 29, 2014	March 30, 2013
Federal tax at 35% statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	2.4%	2.3%	3.6%
Differences in tax effects on foreign income	-9.0%	-3.9%	-3.1%
Foreign tax credit	-0.4%	-0.2%	-0.2%
Liability for uncertain tax positions	0.2%	0.8%	0.5%
Effect of changes in valuation allowances on deferred tax assets	-0.1%	-0.2%	0.3%
Other	1.7%	0.6%	0.5%

	29.8%	34.4%	36.6%

Significant components of the Company’s deferred tax assets (liabilities) consist of the following (in thousands):

	March 28, 2015	March 29, 2014
Deferred tax assets
Inventories	$11,194	$11,380
Payroll related accruals	408	4,722
Deferred rent	30,428	24,281
Deferred revenue	—	2,389
Net operating loss carryforwards	5,860	7,743
Stock compensation	23,845	14,117
Sales allowances	10,090	7,654
Other	11,054	9,589

	92,879	81,875
Valuation allowance	(5,640)	(8,020)

Total deferred tax assets	87,239	73,855

Deferred tax liabilities
Goodwill and intangibles	(32,704)	(24,324)
Depreciation	(34,633)	(20,691)
Other	(3,910)	(526)

Total deferred tax liabilities	(71,247)	(45,541)

Net deferred tax assets	$15,992	$28,314

The Company maintains valuation allowances on deferred tax assets applicable to subsidiaries in jurisdictions for which separate income tax returns are filed and where realization of the related deferred tax assets from future profitable operations is not reasonably assured. Deferred tax valuation allowances increased approximately $0.2 million, $0.9 million and $1.6 million in Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively. As a result of the attainment and expectation of achieving profitable operations in certain countries comprising the Company’s European operations and certain state jurisdictions in the U.S., for which deferred tax valuation allowances had been previously established, the Company released valuation allowances amounting to approximately $2.6 million, $1.6 million, and $1.1 million in Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.

The Company has non-U.S. net operating loss carryforwards of approximately $23.2 million that will begin to expire in 2017.

As of March 28, 2015 and March 29, 2014, the Company has liabilities related to its uncertain tax positions, including accrued interest, of approximately $21.2 million and $19.0 million, respectively, which are included in other long-term liabilities in the Company’s audited consolidated balance sheets.

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $19.9 million, $18.1 million and $6.6 million as of March 28, 2015, March 29, 2014, and March 30, 2013, respectively. A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding accrued interest, for Fiscal 2015, Fiscal 2014, and Fiscal 2013, are presented below (in thousands):

	March 28, 2015	March 29, 2014	March 30, 2013
Unrecognized tax benefits beginning balance	$18,087	$6,628	$1,758
Additions related to prior period tax positions	443	2,515	3,318
Additions related to current period tax positions	5,193	9,312	2,482
Decreases from prior period positions	(3,838)	(368)	(930)

Unrecognized tax benefits ending balance	$19,885	$18,087	$6,628

The Company classifies interest expense and penalties related to unrecognized tax benefits as components of the provision for income taxes. Interest expense recognized in the consolidated statements of operations for Fiscal 2015, Fiscal 2014, and Fiscal 2013 was approximately $1.3 million, $0.9 million and $0.3 million, respectively.

The total amount of unrecognized tax benefits relating to the Company’s tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing tax audits and assessments and the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, the Company does not anticipate that the balance of gross unrecognized tax benefits, excluding interest and penalties, will change significantly during the next twelve months. However, changes in the occurrence, expected outcomes, and timing of such events could cause the Company’s current estimate to change materially in the future.

The Company files income tax returns in the U.S., for federal, state, and local purposes, and in certain foreign jurisdictions. With few exceptions, the Company is no longer subject to examinations by the relevant tax authorities for years prior to its fiscal year ended April 2, 2011.

The Company’s policy with respect to its undistributed earnings of the U.S. and non-U.S. subsidiaries is to consider those earnings to be either indefinitely reinvested or able to be repatriated tax-neutral. Undistributed earnings of subsidiaries considered to be either indefinitely reinvested or able to be repatriated tax-neutral amounted to $1.955 billion at March 28, 2015. Accordingly, as of March 28, 2015, the Company did not record a provision for withholding taxes on the excess of the amount recorded for financial reporting purposes over the related tax basis of investments in subsidiaries. Deferred taxes are recorded when a subsidiary’s earnings are no longer deemed to be indefinitely reinvested.

16. Retirement Plans

The Company maintains defined contribution plans for employees, who become eligible to participate after three months of service. Features of these plans allow participants to contribute to a plan a percentage of their compensation, up to statutory limits depending upon the country in which a plan operates, and provide for mandatory and/or discretionary matching contributions by the Company, which vary by country. During Fiscal 2015, Fiscal 2014 and Fiscal 2013, the Company recognized expenses of approximately $5.8 million, $3.5 million, and $2.2 million, respectively, related to these retirement plans.

17. Segment Information

The Company operates its business through three operating segments—Retail, Wholesale and Licensing—which are based on its business activities and organization. The operating segments are segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources, as well as in assessing performance. The primary key performance indicators are net sales or revenue (in the case of Licensing) and operating income for each segment. The Company’s reportable segments represent channels of distribution that offer similar merchandise, customer experience and sales/marketing strategies. The Company’s Retail segment includes sales through the Company owned stores, including “Collection,” “Lifestyle” including “concessions,” and outlet stores located throughout North America, Europe, and Japan, as well as the Company’s e-commerce sales. Products sold through the Retail segment include women’s apparel, accessories (which include handbags and small leather goods such as wallets), footwear and licensed products, such as watches, jewelry, fragrances and beauty, and eyewear. The Wholesale segment includes sales primarily to major department stores and specialty shops throughout North America, Europe and Asia. Products sold through the Wholesale segment include accessories (which include handbags and small leather goods such as wallets), footwear and women’s and men’s apparel. The Licensing segment includes royalties earned on licensed products and use of the Company’s trademarks, and rights granted to third parties for the right to sell the Company’s products in certain geographic regions such as the Middle East, Eastern Europe, Latin America and the Caribbean, throughout all of Asia (excluding Japan), as well as Australia. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. Corporate overhead expenses are allocated to the segments based upon specific usage or other allocation methods.

The Company has allocated $12.1 million and $1.9 million of its recorded goodwill to its Wholesale and Licensing segments, respectively. The Company does not have identifiable assets separated by segment. The following table presents the key performance information of the Company’s reportable segments (in thousands):

	Fiscal Years Ended
	March 28, 2015	March 29, 2014	March 30, 2013
Revenue:
Net sales: Retail	$2,134,578	$1,593,005	$1,062,642
Wholesale	2,065,088	1,577,517	1,032,115
Licensing	171,803	140,321	86,975

Total revenue	$4,371,469	$3,310,843	$2,181,732

Income from operations:
Retail	$557,162	$467,248	$315,654
Wholesale	610,886	459,774	269,323
Licensing	88,925	81,149	45,037

Income from operations	$1,256,973	$1,008,171	$630,014

Depreciation and amortization expense for each segment are as follows (in thousands):

	Fiscal Years Ended
	March 28, 2015	March 29, 2014	March 30, 2013
Depreciation and amortization:
Retail (1)	$84,523	$46,679	$35,388
Wholesale	52,980	32,364	18,531
Licensing	922	611	372

Total depreciation and amortization	$138,425	$79,654	$54,291

(1)

Excluded from the above table are impairment charges related to the retail segment for $0.8 million, $1.3 million, and $0.7 million, during the fiscal years ended March 28, 2015, March 29, 2014, and March 30, 2013, respectively.

Total revenue (as recognized based on country of origin) and long-lived assets by geographic location of the consolidated Company are as follows (in thousands):

	Fiscal Years Ended
	March 28, 2015	March 29, 2014	March 30, 2013
Net revenues:
North America (U.S. and Canada)(1)	$3,418,924	$2,771,818	$1,938,635
Europe	884,645	500,478	220,724
Other regions	67,900	38,547	22,373

Total net revenues	$4,371,469	$3,310,843	$2,181,732

		As of
		March 28, 2015	March 29, 2014
Long-lived assets:
North America (U.S. and Canada)(1)		$443,816	$283,162
Europe		169,243	108,074
Other regions		11,416	7,476

Total Long-lived assets:		$624,475	$398,712

(1)

Net revenues earned in the U.S. during Fiscal 2015, Fiscal 2014, and Fiscal 2013 were $3,227.5 million, $2,600.1 million and $1,800.4 million, respectively. Long-lived assets located in the U.S. as of March 28, 2015 and March 29, 2014 were $418.8 million and $265.9 million, respectively.

Net revenues by major product category are as follows (in thousands):

	Fiscal Years Ended
	March 28, 2015	% of Total	March 29, 2014	% of Total	March 30, 2013	% of Total
Accessories	$2,872,221	68.4%	$2,060,824	65.0%	$1,255,536	59.9%
Apparel	549,433	13.1%	482,435	15.2%	413,731	19.8%
Footwear	444,046	10.5%	337,988	10.7%	210,982	10.1%
Licensed product	333,966	8.0%	289,275	9.1%	214,508	10.2%

Net sales	$4,199,666		$3,170,522		$2,094,757

18. Other income

Other income consists of the following (in thousands):

Fiscal Year Ended
March 28, 2015
Income related to joint venture (1)	$130
Income related to anti-counterfeit program	1,505
Net gains on foreign currency forward contracts (1)	1,482

$3,117

(1)	Prior period amounts have been included in income from operations and have not been reclassified to other income due to immateriality.

19. Agreements with Shareholders and Related Party Transactions

On October 24, 2014, the Company purchased an aircraft from a former board member (who resigned on September 10, 2014) in the amount of $16.5 million. The purchase price was the fair market value of the aircraft at the purchase date and was no less favorable to the Company than it would have received in an arm’s-length transaction. The aircraft was purchased for purposes of business travel for the Company’s executives, and was recorded as a fixed asset in the Company’s consolidated balance sheets. Prior to the purchase of this plane, the Company or its Chief Executive Officer arranged for a plane owned by Sportswear Holdings Limited or its affiliates, which was used for the Company’s directors and senior management for purposes of business travel on terms and conditions not less favorable to the Company than it would receive in an arm’s-length transaction with a third party. To the extent the Company’s Chief Executive Officer entered into such an arrangement for business travel, the Company reimbursed him for the actual market price paid for the use of such plane. The Company chartered this plane from Sportswear Holdings Limited for business purposes, the amounts of which were paid in cash and charged to operating expenses. Amounts charged to the Company in connection with these services were approximately $1.4 million during each of Fiscal 2015 and Fiscal 2014. During Fiscal 2013, $0.3 million, representing the estimated costs of these services, which are based on allocated or incremental cost, was charged to selling, general and administrative expenses as an offset to contributed capital (additional paid-in capital). There were no amounts recorded to contributed capital related to these services during Fiscal 2015 or Fiscal 2014.

The Company’s Chief Creative Officer, Michael Kors, and the Company’s Chief Executive Officer, John Idol, and certain of the Company’s former shareholders, including Sportswear Holdings Limited, jointly own Michael Kors Far East Holdings Limited, a BVI company. On April 1, 2011, the Company entered into certain licensing agreements with certain subsidiaries of Michael Kors Far East Holdings Limited (the “Licensees”) which provide the Licensees with certain exclusive rights for use of the Company’s trademarks within China, Hong Kong, Macau and Taiwan, and to import, sell, advertise and promote certain of the Company’s products in these regions, as well as to own and operate stores which bear the Company’s tradenames. The agreements between the Company and subsidiaries of Michael Kors Far East Holdings Limited expire on March 31, 2041, and may be terminated by the Company at certain intervals if certain minimum sales benchmarks are not met. During Fiscal 2015 and Fiscal 2014, there were approximately $4.7 million and $1.6 million, respectively, of royalties earned under these agreements. There were no royalties earned during Fiscal 2013, as the Company was not entitled to royalties under this agreement until the start of Fiscal 2014. These royalties were driven by Licensee sales (of the Company’s goods) to their customers of approximately $103.7 million and $36.5 million in Fiscal 2015 and Fiscal 2014, respectively. In addition, the Company sells certain inventory items to the Licensees through its wholesale segment at terms consistent with those of similar licensees in the region. During Fiscal 2015 and Fiscal 2014, amounts recognized as net sales in the Company’s consolidated statements of operations related to these sales, were approximately $35.3 million and $12.9 million, respectively. As of March 28, 2015 and March 29, 2014, the Company’s total accounts receivable from this related party were $6.5 million and $4.5 million, respectively. The Company also previously provided the Licensees with certain services, including, but not limited to, supply chain and logistics support, and management information system support at the request of the Licensees, for which the Company charged a service fee based on costs incurred in delivering the services, and includes a contractually agreed upon markup. These services were discontinued during Fiscal 2014, where a nominal amount of fees were charged. During Fiscal 2013, amounts charged to the Licensees for these services totaled $0.3 million, which was recorded in other selling, general and administrative expenses.

The Company routinely purchases certain inventory from a manufacturer owned by one of its former directors. Amounts purchased during Fiscal 2015, Fiscal 2014 and Fiscal 2013, were approximately $9.1 million, $8.1 million and $5.7 million, respectively. As of March 28, 2015 and March 29, 2014, the related accounts payable balances were immaterial.

20. Selected Quarterly Financial Information (Unaudited)

The following table summarizes the Fiscal 2015 and 2014 quarterly results (dollars in thousands):

	Fiscal Quarter Ended
	June	September	December	March
Year Ended March 28, 2015
Total revenue	$919,154	$1,056,605	$1,314,726	$1,080,984
Gross profit	$571,633	$645,027	$800,143	$630,848
Income from operations	$276,771	$305,558	$418,477	$256,167
Net income	$187,716	$206,990	$303,675	$182,642
Weighted average ordinary shares outstanding:
Basic	203,749,572	204,464,952	202,668,541	199,828,293
Diluted	207,176,243	207,432,250	205,647,816	203,195,838

Year Ended March 29, 2014
Total revenue	$640,859	$740,303	$1,012,229	$917,452
Gross profit	$397,271	$449,875	$619,498	$549,426
Income from operations	$197,562	$221,460	$343,240	$245,909
Net income	$124,996	$145,808	$229,643	$161,038
Weighted average ordinary shares outstanding:
Basic	201,208,189	202,560,870	203,175,380	203,387,343
Diluted	204,336,124	205,154,692	206,088,062	206,973,550