Form 10-Q
period 2015-06-27
Michael Kors Holdings Ltd
filed 2015-08-06
CIK 1530721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2015

or

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

(Registrant’s telephone number, including area code: 44 207 632 8600)

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

As of July 30, 2015, Michael Kors Holdings Limited had 193,421,983 ordinary shares outstanding.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 27, 2015	March 28, 2015
Assets
Current assets
Cash and cash equivalents	$808,540	$978,922
Receivables, net	252,502	363,419
Inventories	606,450	519,908
Deferred tax assets	28,214	27,739
Prepaid expenses and other current assets	118,145	127,443

Total current assets	1,813,851	2,017,431
Property and equipment, net	624,194	562,934
Intangible assets, net	68,899	61,541
Goodwill	14,005	14,005
Deferred tax assets	4,627	2,484
Other assets	31,092	33,498

Total assets	$2,556,668	$2,691,893

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$172,123	$142,818
Accrued payroll and payroll related expenses	38,706	62,869
Accrued income taxes	29,679	25,507
Deferred tax liabilities	3,585	3,741
Accrued expenses and other current liabilities	94,907	95,146

Total current liabilities	339,000	330,081
Deferred rent	94,843	88,320
Deferred tax liabilities	13,769	10,490
Other long-term liabilities	19,867	22,037

Total liabilities	467,479	450,928
Commitments and contingencies
Shareholders’ equity
Ordinary shares, no par value; 650,000,000 shares authorized; 207,184,790 shares issued and 193,372,032 outstanding at June 27, 2015; 206,486,699 shares issued and 199,656,833 outstanding at March 28, 2015	—	—
Treasury shares, at cost (13,812,758 shares at June 27, 2015 and 6,829,866 shares at March 28, 2015)	(848,819)	(497,724)
Additional paid-in capital	662,516	636,732
Accumulated other comprehensive loss	(67,624)	(66,804)
Retained earnings	2,343,116	2,168,761

Total shareholders’ equity	2,089,189	2,240,965

Total liabilities and shareholders’ equity	$2,556,668	$2,691,893

See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	June 27, 2015	June 28, 2014
Net sales	$947,259	$887,037
Licensing revenue	38,716	32,117

Total revenue	985,975	919,154
Cost of goods sold	382,340	347,521

Gross profit	603,635	571,633
Selling, general and administrative expenses	313,459	265,864
Depreciation and amortization	41,553	28,998

Total operating expenses	355,012	294,862

Income from operations	248,623	276,771
Other expense (income), net	825	(343)
Interest expense (income), net	109	(41)
Foreign currency losses	677	1,153

Income before provision for income taxes	247,012	276,002
Provision for income taxes	72,657	88,286

Net income	$174,355	$187,716

Weighted average ordinary shares outstanding:
Basic	196,977,021	203,749,572
Diluted	200,054,494	207,176,243

Net income per ordinary share:
Basic	$0.89	$0.92
Diluted	$0.87	$0.91

Statements of Comprehensive Income:
Net income	$174,355	$187,716
Foreign currency translation adjustments	9,814	3,067
Net gains (losses) on derivatives	(10,634)	1,464

Comprehensive income	$173,535	$192,247

See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

						Accumulated
			Additional			Other
	Ordinary Shares		Paid-in	Treasury Shares		Comprehensive	Retained
	Shares	Amounts	Capital	Shares	Amounts	Loss	Earnings	Total
Balance at March 28, 2015	206,486,699	$—	$636,732	(6,829,866)	$(497,724)	$(66,804)	$2,168,761	$2,240,965
Net income	—	—	—	—	—	—	174,355	174,355
Comprehensive income	—	—	—	—	—	(820)	—	(820)

Total comprehensive income	—	—	—	—	—	—	—	173,535
Forfeitures of restricted shares	(8,252)	—	—	—	—	—	—	—
Exercise of employee share options	706,343	—	4,946	—	—	—	—	4,946
Equity compensation expense	—	—	12,506	—	—	—	—	12,506
Tax benefits on exercise of share options	—	—	8,332	—	—	—	—	8,332
Purchase of treasury shares	—	—	—	(6,982,892)	(351,095)	—	—	(351,095)

Balance at June 27, 2015	207,184,790	$—	$662,516	(13,812,758)	$(848,819)	$(67,624)	$2,343,116	$2,089,189

See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months Ended
	June 27, 2015	June 28, 2014
Cash flows from operating activities
Net income	$174,355	$187,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,553	28,998
Equity compensation expense	12,506	8,154
Deferred income taxes	1,623	(905)
Amortization of deferred rent	502	1,537
Loss on disposal of fixed assets	631	738
Amortization of deferred financing costs	187	187
Tax benefits on exercise of share options	(8,332)	(18,686)
Foreign currency losses	624	305
Loss (income) earned on joint venture	907	(203)
Change in assets and liabilities:
Receivables, net	112,510	85,970
Inventories	(80,627)	(99,958)
Prepaid expenses and other current assets	(5,393)	(4,020)
Other assets	2,030	(190)
Accounts payable	29,174	10,186
Accrued expenses and other current liabilities	(6,063)	13,950
Other long-term liabilities	3,484	8,606

Net cash provided by operating activities	279,671	222,385

Cash flows from investing activities
Capital expenditures	(105,998)	(73,187)
Purchase of intangible assets	(7,399)	(4,504)
Equity method investments	(907)	—

Net cash used in investing activities	(114,304)	(77,691)

Cash flows from financing activities
Repurchase of treasury shares	(351,095)	(1,037)
Tax benefits on exercise of share options	8,332	18,686
Exercise of employee share options	4,946	5,173

Net cash (used in) provided by financing activities	(337,817)	22,822

Effect of exchange rate changes on cash and cash equivalents	2,068	3,060

Net (decrease) increase in cash and cash equivalents	(170,382)	170,576
Beginning of period	978,922	971,194

End of period	$808,540	$1,141,770

Supplemental disclosures of cash flow information
Cash paid for interest	$190	$173
Cash paid for income taxes	$61,351	$51,170

Supplemental disclosure of noncash investing and financing activities
Accrued capital expenditures	$25,610	$24,212

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

The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements as of June 27, 2015, and for the three months ended June 27, 2015 and June 28, 2014, are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with U.S. GAAP. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended March 28, 2015, as filed with the Securities and Exchange Commission on May 27, 2015, in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full fiscal year.

The Company utilizes a 52 to 53 week fiscal year ending on the Saturday closest to March 31. As such, the term “Fiscal Year” or “Fiscal” refers to the 52-week or 53-week period, ending on that day. The results for the three months ended June 27, 2015 and June 28, 2014, are based on 13-week periods.

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

Seasonality

The Company experiences certain effects of seasonality with respect to its wholesale and retail segments. The Company’s wholesale segment generally experiences its greatest sales in our third and fourth fiscal quarters while its first fiscal quarter experiences the lowest sales. The Company’s retail segment generally experiences greater sales during our third fiscal quarter as a result of Holiday season sales. In the aggregate, the Company’s first fiscal quarter typically experiences significantly less sales volume relative to the other three quarters and its third fiscal quarter generally has higher sales volume relative to other three quarters. However, given the Company’s recent growth, the effects of any seasonality are further muted by incremental sales related to its new retail stores, wholesale doors and shop-in-shops.

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

The Company designates certain contracts related to the purchase of inventory that qualify for hedge accounting as cash flow hedges. Formal hedge documentation is prepared for all derivative instruments designated as hedges, including description of the hedged item and the hedging instrument, the risk being hedged, and the manner in which hedge effectiveness will be assessed prospectively and retrospectively. The effective portion of changes in the fair value for contracts designated as cash flow hedges is recorded in equity as a component of accumulated other comprehensive income (loss) until the hedged item effects earnings. When the inventory related to forecasted inventory purchases that are being hedged is sold to a third party, the gains or losses deferred in accumulated other comprehensive income (loss) are recognized within cost of goods sold. The Company uses regression analysis to assess effectiveness of derivative instruments that are designated as hedges, which compares the change in the fair value of the derivative instrument to the change in the related hedged item. Effectiveness is assessed on a quarterly basis and any portion of the designated hedge contracts deemed ineffective is recorded to foreign currency gain (loss). If the hedge is no longer expected to be highly effective in the future, future changes in the fair value are recognized in earnings. For those contracts that are not designated as hedges, changes in the fair value are recorded to foreign currency gain (loss) in the Company’s consolidated statements of operations. The Company classifies cash flows relating to its derivative instruments consistently with the classification of the hedged item, within cash from operating activities.

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

The components of the calculation of basic net income per ordinary share and diluted net income per ordinary share are as follows (in thousands except share and per share data):

	Fiscal Years Ended
	June 27,	June 28,
	2015	2014
Numerator:
Net income	$174,355	$187,716

Denominator:
Basic weighted average shares	196,977,021	203,749,572
Weighted average dilutive share equivalents:
Share options and restricted shares/units	3,077,473	3,426,671

Diluted weighted average shares	200,054,494	207,176,243

Basic net income per share	$0.89	$0.92

Diluted net income per share	$0.87	$0.91

Share equivalents of 1,811,380 shares and 39,546 shares for the three months ended June 27, 2015 and June 28, 2014, respectively, have been excluded from the above calculation due to their anti-dilutive effect.

Recent Accounting Pronouncements — The Company has considered all new accounting pronouncements and has concluded that, with the exception of the below, there are no new pronouncements that are currently expected to have a material impact on results of operations, financial condition, or cash flows.

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” ASU 2014-12 requires that a performance target under stock-based compensation arrangements that could be achieved after the service period is treated as a performance condition and not reflected in the grant-date fair value of the award. Rather, the related compensation cost should be recognized when it becomes probable that the performance targets will be achieved. ASU 2014-12 is effective beginning with the Company’s fiscal year 2017, with early adoption and retrospective application permitted. The Company does not expect that ASU 2014-12 will have a significant impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which provides new guidance for revenues recognized from contracts with customers, and will replace the existing revenue recognition guidance. ASU No. 2014-09 requires that revenue is recognized at an amount the company is entitled to upon transferring control of goods or services to customers, as opposed to when risks and rewards transfer to a customer. In July 2015, the FASB approved a one-year deferral of the effective date for this standard and to make it effective for the interim reporting periods within the annual reporting period beginning after December 15, 2017, or beginning with the Company’s fiscal year 2019. This standard may be applied retrospectively to all prior periods presented, or retrospectively with a cumulative adjustment to retained earnings in the year of adoption. The Company is currently evaluating the adoption method and the impact that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

3. Receivables, net

Receivables, net consist of (in thousands):

	June 27,	March 28,
	2015	2015
Trade receivables:
Credit risk assumed by factors/insured	$261,934	$374,150
Credit risk retained by Company	62,504	67,530
Receivables due from licensees	13,228	11,763

	337,666	453,443
Less allowances:	(85,164)	(90,024)

	$252,502	$363,419

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

The allowance for doubtful accounts is determined through analysis of periodic aging of receivables for which credit risk is not assumed by the factors, or which are not covered by insurance, and assessments of collectability based on an evaluation of historic and anticipated trends, the financial conditions of the Company’s customers and the impact of general economic conditions. The past due status of a receivable is based on its contractual terms. Amounts deemed uncollectible are written off against the allowance when it is probable the amounts will not be recovered. Allowances for doubtful accounts were $1.0 million and $0.7 million, at June 27, 2015 and March 28, 2015, respectively.

4. Property and Equipment, net

Property and equipment, net consist of (in thousands):

	June 27, 2015	March 28, 2015
Leasehold improvements	$331,531	$294,225
In-store shops	202,977	189,308
Furniture and fixtures	174,438	160,178
Computer equipment and software	121,043	104,372
Equipment	75,034	73,609
Land	15,099	—

	920,122	821,692
Less: accumulated depreciation and amortization	(369,760)	(337,755)

	550,362	483,937
Construction-in-progress	73,832	78,997

	$624,194	$562,934

Depreciation and amortization of property and equipment for the three-month periods ended June 27, 2015 and June 28, 2014 was $39.7 million and $27.4 million, respectively.

5. Current Assets and Current Liabilities

Prepaid expenses and other current assets consist of the following (in thousands):

	June 27, 2015	March 28, 2015
Prepaid taxes	$65,475	$60,637
Unrealized gains on forward foreign exchange contracts	8,928	25,004
Leasehold incentive receivable	8,573	12,289
Prepaid rent	13,868	11,681
Other	21,301	17,832

	$118,145	$127,443

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 27, 2015	March 28, 2015
Other taxes payable	$23,210	$20,202
Accrued rent	22,750	27,058
Advance royalties	7,382	5,081
Accrued litigation	6,254	5,539
Accrued advertising	6,035	5,653
Professional services	4,372	7,347
Accrued samples	469	816
Unrealized loss on forward foreign exchange contracts	157	600
Other	24,278	22,850

	$94,907	$95,146

6. Credit Facilities

Senior Unsecured Revolving Credit Facility

On February 8, 2013, the Company entered into a senior unsecured credit facility (“2013 Credit Facility”). Pursuant to the agreement, the 2013 Credit Facility provides for up to $200.0 million of borrowings, and expires on February 8, 2018. The agreement also provides for loans and letters of credit to the Company’s European subsidiaries of up to $100.0 million. The 2013 Credit Facility contains financial covenants, such as requiring an adjusted leverage ratio of 3.5 to 1.0 (with the ratio being total consolidated indebtedness plus 8.0 times consolidated rent expense to EBITDA plus consolidated rent expense) and a fixed charge coverage ratio of 2.0 to 1.0 (with the ratio being EBITDA plus consolidated rent expense to the sum of fixed charges plus consolidated rent expense), restricts and limits additional indebtedness, and restricts the incurrence of additional liens and cash dividends. As of June 27, 2015, the Company was in compliance with all covenants related to this agreement.

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

As of June 27, 2015 and March 28, 2015, there were no borrowings outstanding under the 2013 Credit Facility. At June 27, 2015, stand-by letters of credit of $10.9 million were outstanding. The amount available for future borrowings under the agreement was $189.1 million as of June 27, 2015.

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

At June 27, 2015 and March 28, 2015, the fair values of the Company’s foreign currency forward contracts, the Company’s only derivative instruments, were determined using broker quotations, which were calculations derived from observable market information: the applicable currency rates at the balance sheet date and those forward rates particular to the contract at inception. The Company makes no adjustments to these broker obtained quotes or prices, but assesses the credit risk of the counterparty and would adjust the provided valuations for counterparty credit risk when appropriate. The fair values of the forward contracts are included in prepaid expenses and other current assets, and in accrued expenses and other current liabilities in the consolidated balance sheets, depending on whether they represent assets or (liabilities) to the Company, as detailed in Note 9. All contracts are measured and recorded at fair value on a recurring basis and are categorized in Level 2 of the fair value hierarchy, as shown in the following table (in thousands):

	Fair value at June 27, 2015, using:			Fair value at March 28, 2015, using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts- Euro	$—	$8,546	$—	$—	$23,590	$—
Foreign currency forward contracts- Canadian Dollar	—	382	—	—	1,404	—
Foreign currency forward contracts- U.S. Dollar	—	(157)	—	—	(590)	—

Total	$—	$8,771	$—	$—	$24,404	$—

The Company’s cash and cash equivalents, accounts receivable and accounts payable, are recorded at carrying value, which approximates fair value. Borrowings under the 2013 Credit Facility, if outstanding, are recorded at carrying value, which resembles fair value due to the short-term nature of the revolving 2013 Credit Facility.

9. Derivative Financial Instruments

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

The following table details the fair value of the Company’s derivative contracts, which are recorded on a gross basis in the consolidated balance sheets as of June 27, 2015 and March 28, 2015 (in thousands):

			Fair Values
	Notional Amounts		Current Assets (1)		Current Liabilities (2)
	June 27, 2015	March 28, 2015	June 27, 2015	March 28, 2015	June 27, 2015	March 28, 2015
Designated forward currency exchange contracts	$295,785	$226,090	$8,546	$23,590	$137	$522
Undesignated forward currency exchange contracts	12,264	25,788	382	1,414	20	78

Total	$308,049	$251,878	$8,928	$25,004	$157	$600

(1)	Recorded within prepaid expenses and other current assets in the Company’s audited consolidated balance sheets.
(2)	Recorded within accrued expenses and other current liabilities in the Company’s audited consolidated balance sheets.

Changes in the fair value of the effective portion of the Company’s forward foreign currency exchange contracts that are designated as accounting hedges are recorded in equity as a component of accumulated other comprehensive income, and are reclassified from accumulated other comprehensive income into earnings when the items underlying the hedged transactions are recognized into earnings, as a component of cost of sales within the Company’s consolidated statements of operations. The following table summarizes the impact of the effective portion of gains and losses of the forward contracts designated as hedges for the three-month periods ended June 27, 2015 and June 28, 2014 (in thousands):

	Three Months Ended
	June 27, 2015		June 28, 2014
	Pre-Tax Loss Recognized in OCI (Effective Portion)	Pre-Tax Loss Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax Gain Recognized in OCI (Effective Portion)	Pre-Tax Loss Reclassified from Accumulated OCI into Earnings (Effective Portion)
Forward currency exchange contracts	(11,706)	(48)	$539	$(1,134)

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

During the three-month periods ended June 27, 2015 and June 28, 2014, the Company recognized $1.0 million and $0.8 million, respectively, in losses related to the change in the fair value of undesignated forward currency exchange contracts within foreign currency gains (losses) in the Company’s consolidated statement of operations.

10. Shareholders’ Equity

Share Repurchase Program

On October 30, 2014, the Company’s Board of Directors authorized a $1.0 billion share repurchase program, which authorized the repurchase of the Company’s shares for a period of two years. On May 20, 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $500 million under the Company’s existing share repurchase program and extended the program through May 2017. During the three months ended June 27, 2015, the Company repurchased 6,960,352 shares at a cost of $350.0 million under its current share-repurchase program through open market transactions. As of June 27, 2015, the remaining availability under the Company’s share repurchase program was $658.1 million.

The Company also has in place a “withhold to cover” repurchase program, which allows the Company to withhold ordinary shares from certain executive officers to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards. During the three-month periods ended June 27, 2015 and June 28, 2014, the Company withheld 22,540 shares and 11,022 shares, respectively, at a cost of $1.1 million and $1.0 million, respectively, in satisfaction of minimum tax withholding obligations relating to the vesting of restricted share awards.

11. Accumulated Other Comprehensive Income

The following table details changes in the components of accumulated other comprehensive income, net of taxes for the three-month periods ended June 27, 2015 and June 28, 2014, respectively (in thousands):

	Foreign Currency Translation Income (Loss)	Net Gains (Losses) on Derivatives (1)	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 29, 2014	$(4,775)	$(1,598)	$(6,373)
Other comprehensive income before reclassifications	3,067	468	3,535
Less: amounts reclassified from AOCI to earnings (2)	—	(996)	(996)

Other comprehensive income net of tax	3,067	1,464	4,531

Balance at June 28, 2014	$(1,708)	$(134)	$(1,842)

Balance at March 28, 2015	$(96,068)	$29,264	(66,804)
Other comprehensive income (loss) before reclassifications	9,814	(10,642)	(828)
Less: amounts reclassified from AOCI to earnings (2)	—	(8)	(8)

Other comprehensive income (loss) net of tax	9,814	(10,634)	(820)

Balance at June 27, 2015	$(86,254)	$18,630	$(67,624)

(1)

Accumulative other comprehensive income balance related to net gains on derivative financial instruments as of June 27, 2015 and March 28, 2015 is net of tax provisions of $2.3 million and $3.3 million, respectively. Other comprehensive loss before reclassification related to derivative financial instruments for the three months ended June 27, 2015 is net of a tax benefit of $1.0 million. Tax effects related to all other amounts were not material.

(2)

Reclassified amounts relate to the Company’s forward foreign currency exchange contracts for inventory purchases and are recorded within Cost of goods sold in the Company’s consolidated statements of operations. The related tax effects recorded within income tax expense in the Company’s consolidated statements of operations were not material.

12. Share-Based Compensation

The Company issues equity grants to certain employees and directors of the Company at the discretion of the Company’s Compensation Committee. The Company has two equity plans, one adopted in Fiscal 2008, the Michael Kors (USA), Inc. Stock Option Plan (as amended and restated, the “2008 Plan”), and the other adopted in the third fiscal quarter of Fiscal 2012, the Michael Kors Holdings Limited Omnibus Incentive Plan (the “2012 Plan”). The 2008 Plan only provided for grants of share options and was authorized to issue up to 23,980,823 ordinary shares. As of June 27, 2015, there were no shares available to grant equity awards under the 2008 Plan. The 2012 Plan allows for grants of share options, restricted shares and restricted share units, and other equity awards, and authorizes a total issuance of up to 15,246,000 ordinary shares. At June 27, 2015, there were 9,170,884 ordinary shares available for future grants of equity awards under the 2012 Plan. Option grants issued from the 2008 Plan generally expire ten years from the date of the grant, and those issued under the 2012 Plan generally expire seven years from the date of the grant.

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

The following table summarizes the share option activity during the three months ended June 27, 2015:

	Number of Options	Weighted Average Exercise price
Outstanding at March 28, 2015	7,187,003	$23.14
Granted	511,281	$47.12
Exercised	(706,343)	$6.79
Canceled/forfeited	(22,955)	$49.27

Outstanding at June 27, 2015	6,968,986	$26.47

The weighted average grant date fair value for options granted during the three months ended June 27, 2015 and June 28, 2014 was $14.37 and $29.20 respectively. The following table represents assumptions used to estimate the fair value of options:

	Three Months Ended
	June 27, 2015	June 28, 2014
Expected dividend yield	0.0%	0.0%
Volatility factor	31.1%	33.3%
Weighted average risk-free interest rate	1.6%	1.5%
Expected life of option	4.75 years	4.75 years

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

The following table summarizes the restricted share activity during the three months ended June 27, 2015:

	Restricted Shares
	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at March 28, 2015	770,592	$68.77
Granted	—	$—
Vested	(132,565)	$80.64
Canceled/forfeited	(8,252)	$77.29

Unvested at June 27, 2015	629,775	$66.16

The following table summarizes the restricted share unit activity during the three months ended June 27, 2015:

	Service-based		Performance-based
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Unvested at March 28, 2015	35,940	$66.26	317,201	$76.69
Granted	801,751	$47.57	287,476	$47.10
Vested	—	$—	—	$—
Canceled/forfeited	(318)	$47.10	—	$—

Unvested at June 27, 2015	837,373	$48.37	604,677	$62.62

Compensation expense attributable to share-based compensation for the three months ended June 27, 2015 and June 28, 2014 was $12.5 million and $8.2 million, respectively. The associated tax benefits recognized during the three months ended June 27, 2015 and June 28, 2014 were $5.0 million and $3.0 million, respectively. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate to date. The estimated value of future forfeitures for equity grants as of June 27, 2015 is approximately $2.6 million.

13. Segment Information

The Company operates its business through three operating segments—Retail, Wholesale and Licensing—which are based on its business activities and organization. The operating segments are segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources, as well as in assessing performance. The primary key performance indicators are net sales or revenue (in the case of Licensing) and operating income for each segment. The Company’s reportable segments represent channels of distribution that offer similar merchandise, customer experience and sales/marketing strategies. The Company’s Retail segment includes sales through the Company owned stores, including “Collection,” “Lifestyle” including “concessions,” and outlet stores located throughout North America, Europe, and Japan, as well as the Company’s e-commerce sales. Products sold through the Retail segment include women’s apparel, accessories (which include handbags and small leather goods such as wallets), footwear and licensed products, such as watches, jewelry, fragrances and beauty, and eyewear. The Wholesale segment includes sales primarily to major department stores and specialty shops throughout North America, Europe and Asia. Products sold through the Wholesale segment include accessories (which include handbags and small leather goods such as wallets), footwear and women’s and men’s apparel. We also have wholesale arrangements pursuant to which we sell products to certain of our licensees, including our licensees in Asia (which were previously reported within our North American wholesale operations). The Licensing segment includes royalties earned on licensed products and use of the Company’s trademarks, and rights granted to third parties for the right to sell the Company’s products in certain geographic regions such as the Middle East, Eastern Europe, Latin America and the Caribbean, throughout all of Asia (excluding Japan), as well as Australia. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. Corporate overhead expenses are allocated to the segments based upon specific usage or other allocation methods.

The Company has allocated $12.1 million and $1.9 million of its recorded goodwill to its Wholesale and Licensing segments, respectively. The Company does not have identifiable assets separated by segment. The following table presents the key performance information of the Company’s reportable segments (in thousands):

	Three Months Ended
	June 27, 2015	June 28, 2014
Revenue:
Net sales: Retail	$523,300	$480,242
Wholesale	423,959	406,795
Licensing	38,716	32,117

Total revenue	$985,975	$919,154

Income from operations:
Retail	$120,874	$142,689
Wholesale	106,310	117,652
Licensing	21,439	16,430

Income from operations	$248,623	$276,771

Depreciation and amortization expense for each segment are as follows (in thousands):

	Three Months Ended
	June 27, 2015	June 28, 2014
Depreciation and amortization:
Retail	$25,091	$17,965
Wholesale	16,102	10,775
Licensing	360	258

Total depreciation and amortization	$41,553	$28,998

Total revenue (as recognized based on country of origin), and long-lived assets by geographic location of the consolidated Company are as follows (in thousands):

	Three Months Ended
	June 27, 2015	June 28, 2014
Revenues:
North America (U.S. and Canada)(1)	$727,295	$718,889
Europe	216,813	185,497
Other regions	41,867	14,768

Total revenues	$985,975	$919,154

	As of
	June 27, 2015	March 28, 2015
Long-lived assets:
North America (U.S. and Canada)(1)	$468,355	$443,816
Europe	208,348	169,243
Other regions	16,390	11,416

Total Long-lived assets	$693,093	$624,475

(1)

Net revenues earned in the U.S. during the three months ended June 27, 2015 and June 28, 2014 were $684.8 million and $674.3 million, respectively. Long-lived assets located in the U.S. as of June 27, 2015 and March 28, 2015 were $441.9 million and $418.8 million, respectively.

14. Agreements with Shareholders and Related Party Transactions

The Company’s Chief Creative Officer, Michael Kors, and the Company’s Chief Executive Officer, John Idol, have an ownership interest in Michael Kors Far East Holdings Limited, a BVI company. On April 1, 2011, the Company entered into certain licensing agreements with certain subsidiaries of Michael Kors Far East Holdings Limited (the “Licensees”), which provide the Licensees with certain exclusive rights for use of the Company’s trademarks within China, Hong Kong, Macau and Taiwan, and to import, sell, advertise and promote certain of the Company’s products in these regions, as well as to own and operate stores which bear the Company’s tradenames. The agreements between the Company and the licensees expire on March 31, 2041, and may be terminated by the Company at certain intervals if certain minimum sales benchmarks are not met. During the three months ended June 27, 2015 and June 28, 2014, there were approximately $1.7 million and $0.8 million, respectively, of royalties earned under these agreements. These royalties were driven by Licensee sales (of the Company’s goods) to their customers of approximately $38.3 million and $19.6 million for the three months ended June 27, 2015 and June 28, 2014, respectively. In addition, the Company sells certain inventory items to the Licensees through its wholesale segment at terms consistent with those of similar licensees in the region. During the three months ended June 27, 2015 and June 28, 2014, amounts recognized as net sales in the Company’s consolidated statements of operations and comprehensive income related to these sales were approximately $16.0 million and $6.2 million, respectively. As of June 27, 2015 and March 28, 2015, the Company’s total accounts receivable from this related party were $16.5 million and $6.5 million, respectively.

15. Subsequent Events

The Company has historically accounted for its investment in its Latin American joint venture, MK (Panama) Holdings, S.A. and subsidiaries (“MK Panama”), under the equity method of accounting. In July 2015, the Company made a capital contribution to the joint venture, obtaining a controlling interest in MK Panama. As such, the Company will consolidate MK Panama into its operations beginning with the second quarter of Fiscal 2016. The Company is currently in the process of finalizing the new ownership structure and accounting.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) of our Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto included as part of this interim report. This discussion contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may,” “expect,” “anticipate,” “estimate,” “seek,” “intend,” “believe” or similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, capital expenditures, general and administrative expenses, capital resources, new stores, additional financings or borrowings and additional losses and are subject to risks and uncertainties including, but not limited to, those discussed in this report that could cause actual results to differ materially from the results contemplated by these forward-looking statements. We also urge you to carefully review the risk factors set forth under “Risk Factors” in our Annual report on Form 10-K (File No. 001-35368), filed on May 27, 2015, with the Securities and Exchange Commission.

Overview

Our Business

We are a growing global luxury lifestyle brand led by a world-class management team and a renowned, award-winning designer. Since launching his namesake brand over 30 years ago, Michael Kors has featured distinctive designs, materials and craftsmanship with a jet-set aesthetic that combines stylish elegance and a sporty attitude. Mr. Kors’ vision has taken the Company from its beginnings as an American luxury sportswear house to a global accessories, footwear and apparel company with a presence in over 100 countries. As a highly recognized luxury lifestyle brand in North America, with accelerating awareness in targeted international markets, we have experienced exceptional sales momentum and intend to continue along this course as we grow our business.

We operate our business in three segments—retail, wholesale and licensing—and we have a strategically controlled global distribution network focused on company-operated retail stores, leading department stores, specialty stores and select licensing partners. As of June 27, 2015, our retail segment included 354 North American retail stores (including concessions), 196 international retail stores (including concessions) throughout Europe and Japan and our e-commerce sites in the United States (“U.S.”) and Canada. As of June 27, 2015, our wholesale segment included wholesale sales through approximately 2,283 department store doors and 261 specialty store doors in North America and wholesale sales through approximately 1,269 specialty store doors and 263 department store doors internationally. Our remaining revenue is generated through our licensing segment, through which we license to third parties certain production, sales and/or distribution rights. During the three months ended June 27, 2015, our licensing segment accounted for approximately 3.9% of our total revenue and consisted of royalties earned on licensed products and our geographic licenses.

We offer two primary collections: the Michael Kors luxury collection and the MICHAEL Michael Kors accessible luxury collection. The Michael Kors collection establishes the aesthetic authority of our entire brand and is carried by many of our retail stores, our e-commerce sites, as well as in the finest luxury department stores in the world. In 2004, we introduced the MICHAEL Michael Kors collection, which has a strong focus on accessories, in addition to offering footwear and apparel, and addresses the significant demand opportunity in accessible luxury goods. Taken together, our two collections target a broad customer base while retaining a premium luxury image.

Certain Factors Affecting Financial Condition and Results of Operations

Demand for Our Accessories and Related Merchandise. Our performance is affected by trends in the luxury goods industry, as well as shifts in demographics and changes in lifestyle preferences. While the luxury retail industry has been recently challenged by lower consumer traffic trends resulting from a decrease in tourist travel and restrained consumer spending, we expect that the demand for our products will continue to grow.

Currency fluctuation and the Strengthening U.S. Dollar. Our consolidated operations are impacted by the relationships between our reporting currency, the U.S. dollar, and those of our non-U.S. subsidiaries whose functional/local currency is other than the U.S. dollar. The recent decline in the value of the Euro relative to the U.S. Dollar has impacted the conversion of the results of our European operations, as they are reported, which represent approximately 22% of our consolidated revenue. During the three months ended June 27, 2015, the Euro experienced an approximate 20% decline in value relative to the U.S. Dollar, compared to the same prior year period. Our results have also been negatively impacted by an approximate decline of 11% in the Canadian Dollar and an approximate decline of 16% in Japanese Yen relative to the U.S. Dollar during the three months ended June 27, 2015, compared to the same prior year period. We believe that these trends may continue for the remainder of the Fiscal 2016.

Disruptions in shipping and distribution. Our operations are subject to the impact of shipping disruptions as a result of changes or damage to our distribution infrastructure, as well as due to external factors. During the fourth quarter of Fiscal 2015, our U.S. third party operated e-commerce fulfillment center was impacted by structural damage, which resulted in shipping delays to consumers who ordered merchandise through our e-commerce website. In addition, we were impacted by the work slowdowns and stoppages resulting from the labor dispute at the U.S. west coast ports during our Fiscal 2015, which created a backlog of containers at the ports and resulted in inventory delivery delays, which continued into Fiscal 2016. Any future disruptions could have a negative impact on our results of operations.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Critical accounting policies are those that are the most important to the portrayal of our financial condition and results of operations, and that require our most difficult, subjective and complex judgments to make estimates about the effect of matters that are inherently uncertain. In applying such policies, we must use certain assumptions that are based upon our informed judgments, assessments of probability and best estimates. Estimates, by their nature, are subjective and are based upon analysis of available information, including historical factors, current circumstances and the experience and judgment of management. Our critical accounting policies are disclosed in full in the MD&A section of our Fiscal 2015 Annual Report on Form 10-K. There have been no significant changes in our critical accounting policies since March 28, 2015.

Segment Information

We generate revenue through three business segments: retail, wholesale and licensing. The following table presents our revenue and income from operations by segment for the three months ended June 27, 2015 and June 28, 2014 (in thousands):

		Three Months Ended
		June 27, 2015	June 28, 2014
Revenue:
Net sales:	Retail	$523,300	$480,242
	Wholesale	423,959	406,795
Licensing		38,716	32,117

Total revenue		$985,975	$919,154

Income from operations:
Retail		$120,874	$142,689
Wholesale		106,310	117,652
Licensing		21,439	16,430

Income from operations		$248,623	$276,771

Retail

We sell our products, as well as licensed products bearing our name, directly to the end consumer through our retail stores and concessions throughout North America, Europe, and Japan, as well as through our e-commerce sites, including our new U.S. e-commerce platform launched during Fiscal 2015 and our new e-commerce site in Canada launched in April 2015. We have four primary retail store formats: collection stores, lifestyle stores, outlet stores and e-commerce. Our collection stores are located in highly prestigious shopping areas, while our lifestyle stores are located in well-populated commercial shopping locations and leading regional shopping centers. Our outlet stores, which are generally in outlet centers, extend our reach to additional consumer groups. In addition to these three retail store formats, we operate concessions in a select number of department stores in North America, Europe and Japan.

The following table presents the growth in our network of retail stores for the three months ended June 27, 2015 and June 28, 2014:

	Three Months Ended
	June 27, 2015	June 28, 2014
Full price retail stores including concessions:
Number of stores	392	307
Increase during period	19	28
Percentage increase vs. prior year	27.7%	40.2%
Total gross square footage	916,973	635,852
Average square footage per store	2,339	2,071

Outlet stores:
Number of stores	158	136
Increase during period	5	10
Percentage increase vs. prior year	16.2%	24.8%
Total gross square footage	545,203	427,791
Average square footage per store	3,451	3,146

The following table presents our retail stores by geographic location:

	Three Months Ended
	June 27, 2015	June 28, 2014
Store count by region:
North America	354	301
Europe	143	101
Japan	53	41

Total	550	443

Wholesale

We sell our products directly to department stores primarily located across North America and Europe to accommodate consumers who prefer to shop at major department stores. In addition, we sell to specialty stores for those consumers who enjoy the boutique experience afforded by such stores. We also have wholesale arrangements pursuant to which we sell products to certain of our licensees, including our licensees in Asia (which were previously reported within our North American wholesale operations). We continue to focus our sales efforts and drive sales in existing locations by enhancing presentation, primarily through the creation of more shop-in-shops with our proprietary fixtures that effectively communicate our brand and create a more personalized shopping experience for consumers. We tailor our assortments through wholesale product planning and allocation processes to better match the demands of our department store customers in each local market.

The following table presents the growth in our network of wholesale doors during the three months ended June 27, 2015 and June 28, 2014:

	Three Months Ended
	June 27, 2015	June 28, 2014
Number of full-price wholesale doors	4,076	3,862
Increase during period	38	134
Percentage increase vs. prior year	5.5%	18.9%

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

Key Performance Indicators and Statistics

We use a number of key indicators of operating results to evaluate our performance, including the following (dollars in thousands):

	Three Months Ended
	June 27, 2015	June 28, 2014
Total revenue	$985,975	$919,154
Gross profit as a percent of total revenue	61.2%	62.2%
Income from operations	$248,623	$276,771
Retail net sales - North America	$396,704	$373,559
Retail net sales - Europe	$107,004	$91,915
Retail net sales - Japan	$19,592	$14,768
(Decrease) increase in comparable store net sales	-9.5%	24.2%

Wholesale net sales - North America	$309,062	$327,043
Wholesale net sales - Europe	$92,621	$79,752
Wholesale net sales - Asia	$22,276	$—

General Definitions for Operating Results

Net sales consist of sales from comparable retail stores and non-comparable retail stores, net of returns and markdowns, as well as those made to our wholesale customers, net of returns, discounts, markdowns and allowances.

Comparable store sales include sales from a store that has been opened for one full year after the end of the first month of its operations. For stores that are closed, sales that were made in the final month of their operations (assuming closure prior to the fiscal months end), are excluded from the calculation of comparable store sales. Additionally, sales for stores that are either relocated, or expanded by a square footage of 25% or greater, in any given fiscal year, are also excluded from the calculation of comparable store sales at the time of their move or interruption, until such stores have been in their new location, or are operating under their new size/capacity, for at least one full year after the end of the first month of their relocation or expansion. All comparable store sales are presented on a 52-week basis. Beginning with the first quarter of Fiscal 2016, comparable store sales are reported on a global basis, which better represents management’s view of our Company as an expanding global business.

Constant currency effects are non-U.S. GAAP financial measures, which are provided to supplement our reported operating results to facilitate comparisons of our operating results and trends in our business, excluding the effects of foreign currency rate fluctuations. Because we are a global Company, foreign currency exchange rates may have a significant effect on our reported results. We calculate constant currency measures and the related foreign currency impacts by translating the current-year’s reported amounts into comparable amounts using prior year’s foreign exchange rates for each currency. All constant currency performance measures discussed below should be considered a supplement to and not in lieu of our operating performance measures calculated in accordance with U.S. GAAP.

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

Other expense (income) includes proceeds received related to our anti-counterfeiting efforts and income or loss earned on our joint venture. Future amounts may include any miscellaneous activities not directly related to our operations.

Interest expense (income), net represents interest and fees on our revolving credit facilities and letters of credit (see “Liquidity and Capital Resources” for further detail on our credit facilities), as well as amortization of deferred financing costs, offset by interest earned on highly liquid investments (investments purchased with an original maturity of six months or less, classified as cash equivalents), as well as interest income earned on the loan to our joint venture.

Foreign currency losses (gains) includes net gains or losses related to the mark-to-market (fair value) on our forward currency contracts not designated as accounting hedges and unrealized income or loss from the re-measurement of monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries.

Results of Operations

Comparison of the three months ended June 27, 2015 with the three months ended June 28, 2014

The following table details the results of our operations for the three months ended June 27, 2015 and for the three months ended June 28, 2014, and expresses the relationship of certain line items to total revenue as a percentage (dollars in thousands):

	Three Months Ended		$ Change	% Change	% of Total Revenue for the Three	% of Total Revenue for the Three
	June 27, 2015	June 28, 2014			Months Ended June 27, 2015	Months Ended June 28, 2014

Statements of Operations Data:
Net sales	$947,259	$887,037	$60,222	6.8%
Licensing revenue	38,716	32,117	6,599	20.5%

Total revenue	985,975	919,154	66,821	7.3%
Cost of goods sold	382,340	347,521	34,819	10.0%	38.8%	37.8%

Gross profit	603,635	571,633	32,002	5.6%	61.2%	62.2%
Selling, general and administrative expenses	313,459	265,864	47,595	17.9%	31.8%	28.9%
Depreciation and amortization	41,553	28,998	12,555	43.3%	4.2%	3.2%

Total operating expenses	355,012	294,862	60,150	20.4%	36.0%	32.1%

Income from operations	248,623	276,771	(28,148)	-10.2%	25.2%	30.1%
Other expense (income), net	825	(343)	1,168	-340.5%	0.1%	0.0%
Interest expense (income), net	109	(41)	150	-365.9%	0.0%	0.0%
Foreign currency losses	677	1,153	(476)	-41.3%	0.1%	0.1%

Income before provision for income taxes	247,012	276,002	(28,990)	-10.5%	25.1%	30.0%
Provision for income taxes	72,657	88,286	(15,629)	-17.7%	7.4%	9.6%

Net income	$174,355	$187,716	$(13,361)	-7.1%

Total Revenue

Total revenue increased $66.8 million, or 7.3%, to $986.0 million for the three months ended June 27, 2015, compared to $919.2 million for the three months ended June 28, 2014, which included unfavorable foreign currency effects of $56.0 million primarily related to the weakening of the Euro, the Canadian Dollar and the Japanese Yen against the U.S. Dollar during the three months ended June 27, 2015 as compared to the prior year period. On a constant currency basis, our total revenue increased $122.8 million, or 13.4%. The increase in our revenues was due to an increase in our non-comparable retail store sales, wholesale sales, and licensing revenue. These increases were partially offset by lower comparable retail store sales.

The following table details revenues for our three business segments (dollars in thousands):

	Three Months Ended		$ Change	% Change		% of Total Revenue for the Three	% of Total Revenue for the Three
	June 27, 2015	June 28, 2014		As Reported	Constant Currency	Months Ended June 27, 2015	Months Ended June 28, 2014
Revenue:
Net sales: Retail	$523,300	$480,242	$43,058	9.0%	16.0%	53.1%	52.2%
Wholesale	423,959	406,795	17,164	4.2%	9.7%	43.0%	44.3%
Licensing	38,716	32,117	6,599	20.5%	20.5%	3.9%	3.5%

Total revenue	$985,975	$919,154	$66,821	7.3%	13.4%

Retail

Net sales from our retail stores increased $43.1 million, or 9.0%, to $523.3 million the three months ended June 27, 2015, compared to $480.2 million the three months ended June 28, 2014, which included unfavorable foreign currency effects of $33.8 million. On a constant currency basis, net sales from our retail stores increased $76.8 million, or 16.0%. We operated 550 retail stores, including concessions, as of June 27, 2015, compared to 443 retail stores, including concessions, as of June 28, 2014.

During the three months ended June 27, 2015, our comparable store sales declined $37.9 million, or 9.5%, which included unfavorable foreign currency effects of $18.0 million. On a constant currency basis, our comparable store sales declined $19.8 million, or 5.0%, primarily driven by lower comparable store sales from our North American retail business, partially offset by increased comparable store sales from our international businesses, excluding the effect of foreign currency. The decline in our comparable store primarily reflected lower sales of watches and apparel during the three months ended June 27, 2015 compared to the three months ended June 28, 2014.

Our non-comparable store sales increased $81.0 million during the three months ended June 27, 2015, which included unfavorable foreign currency effects of $15.8 million. On a constant currency basis, our non-comparable store sales increased $96.6 million. This sales growth was primarily attributable to operating 107 additional stores since June 28, 2014 and sales from our North American e-commerce sites.

Wholesale

Net sales to our wholesale customers increased $17.2 million, or 4.2%, to $424.0 million for the three months ended June 27, 2015, compared to $406.8 million for the three months ended June 28, 2014, which included unfavorable foreign currency effects of $22.2 million. On a constant currency basis, our wholesale net sales increased $39.4 million, or 9.7%. The increase in our wholesale net sales was primarily driven by increased sales from our accessories and womenswear product lines, partially offset by lower footwear sales during the three months ended June 27, 2015. This sales increase was primarily attributable to the growth in our European wholesale business during the three months ended June 27, 2015 as compared to the prior year quarter.

Licensing

Royalties earned on our licensing agreements increased $6.6 million, or 20.5%, to $38.7 million for the three months ended June 27, 2015, compared to $32.1 million for the three months ended June 28, 2014. This increase was primarily attributable to higher revenues earned on licensing agreements related to the sales of eyewear, jewelry and watches.

Gross Profit

Gross profit increased $32.0 million, or 5.6%, to $603.6 million for the three months ended June 27, 2015, compared to $571.6 million for the three months ended June 28, 2014, which included unfavorable foreign currency effects of $38.3 million. Gross profit as a percentage of total revenue declined 100 basis points to 61.2% during the three months ended June 27, 2015, compared to 62.2% during the three months ended June 28, 2014. This decrease was attributable to gross profit margin declines of 170 basis points from our retail segment and 120 basis points from our wholesale segment. The decrease in gross profit margin from our retail segment was primarily due to an increase in promotional activity by our North American retail business, partially offset by lower promotional activity from our European retail business during the three months ended June 27, 2015, as compared to the three months ended June 28, 2014. The decrease in profit margin on our wholesale segment was primarily due to an increase in wholesale allowances and increased inventory reserves during the three-months ended June 27, 2015, as compared to the quarter ended June 28, 2014, offset in part by a more favorable geographic mix as our European operations typically experience greater gross profit margins than those of our North American wholesale operations.

Total Operating Expenses

Total operating expenses increased $60.1 million, or 20.4%, to $355.0 million during the three months ended June 27, 2015, compared to $294.9 million for the three months ended June 28, 2014. Our operating expenses included a net favorable foreign currency impact of approximately $24.2 million. Total operating expenses increased to 36.0% as a percentage of total revenue for the three months ended June 27, 2015, compared to 32.1% for the three months ended June 28, 2014. The components that comprise total operating expenses are explained below.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $47.6 million, or 17.9%, to $313.5 million during the three months ended June 27, 2015, compared to $265.9 million for the three months ended June 28, 2014. The increase in selling, general and administrative expenses was primarily due to the following:

•	an increase in retail-related costs, including salary and occupancy cost, of $27.5 million, primarily attributable to operating 550 retail stores versus 443 retail stores in the prior year period;

•	an increase in corporate employee-related costs of $13.4 million, primarily due to an increase in our corporate staff to support our global growth; and

•	an increase in other corporate operations-related costs of $5.3 million.

Selling, general and administrative expenses as a percentage of total revenue increased to 31.8% during the three months ended June 27, 2015, compared to 28.9% for the three months ended June 28, 2014. The increase as a percentage of total revenue was primarily due to the increase in our retail store and corporate overhead costs during the three months ended June 27, 2015, as compared to the three months ended June 28, 2014.

Depreciation and Amortization

Depreciation and amortization increased $12.6 million, or 43.3%, to $41.6 million during the three months ended June 27, 2015, compared to $29.0 million for the three months ended June 28, 2014, primarily due to an increase in build-out of our new retail stores, new shop-in-shop locations, increase in lease rights related to our new European stores and investments in our corporate facilities and our information systems infrastructure to accommodate our growth. Depreciation and amortization increased to 4.2% as a percentage of total revenue during the three months ended June 27, 2015, compared to 3.2% for the three months ended June 28, 2014.

Income from Operations

As a result of the foregoing, income from operations declined $28.2 million, or 10.2%, to $248.6 million during the three months ended June 27, 2015, compared to $276.8 million for the three months ended June 28, 2014, which included unfavorable foreign currency effects of $14.1 million. Income from operations as a percentage of total revenue declined to 25.2% during the three months ended June 27, 2015, compared to 30.1% for the three months ended June 28, 2014.

The following table details income from operations for our three business segments (dollars in thousands):

	Three Months Ended		$ Change	% Change	% of Net Sales/ Revenue for the Three	% of Net Sales/ Revenue for the Three
	June 27, 2015	June 28, 2014			Months Ended June 27, 2015	Months Ended June 28, 2014
Income from operations:
Retail	$120,874	$142,689	$(21,815)	-15.3%	23.1%	29.7%
Wholesale	106,310	117,652	(11,342)	-9.6%	25.1%	28.9%
Licensing	21,439	16,430	5,009	30.5%	55.4%	51.2%

Income from operations	$248,623	$276,771	$(28,148)	-10.2%	25.2%	30.1%

Retail

Income from operations for our retail segment declined $21.8 million, or 15.3%, to $120.9 million during the three months ended June 27, 2015, compared to $142.7 million for the three months ended June 28, 2014. Income from operations as a percentage of net retail sales declined by approximately 660 basis points to 23.1% during the three months ended June 27, 2015. The decrease in retail income from operations as a percentage of net retail sales was primarily due to an increase in operating expenses as a percentage of net retail sales of approximately 490 basis points, as well as due to the decrease in gross profit margin, as previously discussed above during the three months ended June 27, 2015, as compared to the three months ended June 28, 2014. The increase in operating expenses as a percentage of net retail sales was largely due to increased retail store-related costs and corporate allocated expenses, as well as higher depreciation and amortization expense, primarily attributable to new stores and lease rights (key money).

Wholesale

Income from operations for our wholesale segment declined $11.4 million, or 9.6%, to $106.3 million during the three months ended June 27, 2015, compared to $117.7 million for the three months ended June 28, 2014. Income from operations as a percentage of net wholesale sales decreased approximately 380 basis points to 25.1% during the three months ended June 27, 2015. The decrease in wholesale income from operations as a percentage of wholesale net sales was primarily due to a net increase in operating expenses as a percentage of net wholesale sales of approximately 260 basis points, which was primarily due to increased corporate allocated expenses and increased depreciation and amortization expense as a result of the growth in our wholesale doors.

Licensing

Income from operations for our licensing segment increased $5.0 million, or 30.5%, to $21.4 million during the three months ended June 27, 2015, compared to $16.4 million for the three months ended June 28, 2014. Income from operations as a percentage of licensing revenue increased approximately 420 basis points to 55.4% during the three months ended June 27, 2015. The increase in licensing income from operations as a percentage of licensing revenue was due to a decline in operating expenses as a percentage of licensing revenue during the three months ended June 27, 2015, as compared to the three months ended June 28, 2014. This decline was largely due to lower advertising costs, offset in part by an increase in costs related to protection of our intellectual property.

Other Expense (Income), net

During the three months ended June 27, 2015, other expense of $0.8 million was comprised of $0.9 million of losses attributable to our joint venture, partially offset by $0.1 million of income related to our anti-counterfeiting efforts. During the three months ended June 28, 2014, other income of $0.3 million included $0.2 million in income earned on our joint venture and $0.1 million in income related to our anti-counterfeiting efforts.

Foreign Currency Losses

We recognized a foreign currency losses of $0.7 million and $1.2 million, respectively, during the three-month periods ended June 27, 2015 and June 28, 2014. These losses were primarily attributable to mark-to-market of our forward foreign currency contracts not designated as accounting hedges. The foreign currency losses also included gains and losses on the revaluation and settlement of certain of our accounts payable in currencies other than the functional currency of the applicable reporting units, as well the re-measurement of dollar-denominated intercompany loans with certain of our subsidiaries.

Provision for Income Taxes

We recognized $72.7 million of income tax expense during the three months ended June 27, 2015, compared with $88.3 million for the three months ended June 28, 2014. Our effective tax rate for the three months ended June 27, 2015, was 29.4%, compared to 32.0% for the three months ended June 28, 2014. The decrease in our effective tax rate was primarily due to the increase in taxable income in certain of our non-U.S. subsidiaries (predominantly European operations) during the three months ended June 27, 2015, which are subject to lower statutory income tax rates. Given that certain of our non-U.S. operations have become consistently profitable, we expect this impact on our combined, consolidated effective rate to continue.

Our effective tax rate may fluctuate from time to time due to the effects of changes in U.S. state and local taxes and tax rates in foreign jurisdictions. In addition, factors such as the geographic mix of earnings, enacted tax legislation and the results of various global tax strategies, may also impact our effective tax rate in future periods.

Net Income

As a result of the foregoing, our net income declined $13.3 million, or 7.1%, to $174.4 million during the three months ended June 27, 2015, compared to $187.7 million for the three months ended June 28, 2014, which included unfavorable foreign currency effects of $11.9 million.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, along with borrowings available under our 2013 Credit Facility (see below discussion regarding “Senior Unsecured Revolving Credit Facility”) and available cash and cash equivalents. Our primary use of this liquidity is to fund our ongoing cash requirements, including working capital requirements, global retail store expansion and renovation, construction and renovation of shop-in-shops, investment in information systems infrastructure and expansion of our distribution and corporate facilities. We believe that the cash generated from our operations, together with borrowings available under our revolving credit facility and available cash and cash equivalents, will be sufficient to meet our working capital needs for the next 12 months, including investments made and expenses incurred in connection with our store growth plans, shop-in-shop growth, investments in corporate and distribution facilities, continued systems development, as well as e-commerce and marketing initiatives. We spent approximately $106 million on capital expenditures during the three months ended June 27, 2015, and expect to spend approximately $294 million on capital expenditures during the remainder of Fiscal 2016.

The following table sets forth key indicators of our liquidity and capital resources (in thousands):

	As of
	June 27, 2015	March 28, 2015
Balance Sheet Data:
Cash and cash equivalents	$808,540	$978,922
Working capital	$1,474,851	$1,687,350
Total assets	$2,556,668	$2,691,893

	Three Months Ended
	June 27, 2015	June 28, 2014
Cash Flows Provided By (Used In):
Operating activities (1)	$279,671	$222,385
Investing activities	(114,304)	(77,691)
Financing activities	(337,817)	22,822
Effect of exchange rate changes	2,068	3,060

Net (decrease) increase in cash and cash equivalents (1)	$(170,382)	$170,576

(1)

The above cash flow information the three months ended June 28, 2014 reflects the reclassification of credit card receivable balances of $16.7 million and $16.0 million as of June 28, 2014 and March 29, 2014, respectively, from accounts receivable to cash and cash equivalents to conform to the current-period presentation.

Cash Provided by Operating Activities

Cash provided by operating activities increased $57.3 million to $279.7 million during the three months ended June 27, 2015, as compared to $222.4 million for the three months ended June 28, 2014. The increase in cash flows from operating activities is primarily due to an increase related to changes in our working capital, as well as higher net income after non-cash adjustments. The increase in cash flows related to our working capital was driven by: a favorable change in our accounts receivable primarily due to timing of cash collections; a decrease in cash outflows on our inventory primarily attributable to higher beginning inventory in the current year due to the timing of inventory receipts; and an increase in accounts payable due to increased capital expenditures and inventory purchases to support our business growth. These increases were partially offset by a decrease in accrued expenses and other current liabilities primarily due to the timing of payments.

Cash Used in Investing Activities

Net cash used in investing activities increased $36.6 million to $114.3 million during the three months ended June 27, 2015, as compared to $77.7 million during the three months ended June 28, 2014. The increase in cash used in investing activities is primarily due to increased capital expenditures as a result of the build-out of our new retail stores and shop-in-shops, as well as investments in our information technology, distribution system enhancements and various other improvements to our infrastructure.

Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $337.8 million for the three months ended June 27, 2015, as compared to net cash provided by financing activities of $22.8 million for the three months ended June 28, 2014. This decline in cash from financing activities was primarily attributable to increased cash payments of $350.0 million in connection with the repurchase of our ordinary shares, as well a $10.6 million decline in proceeds from our share option arrangements.

Revolving Credit Facility

Senior Unsecured Revolving Credit Facility

On February 8, 2013, we entered into a senior unsecured credit facility (“2013 Credit Facility”). Pursuant to the agreement, the 2013 Credit Facility provides for up to $200.0 million of borrowings, and expires on February 8, 2018. The agreement also provides for loans and letters of credit to our European subsidiaries of up to $100.0 million. The 2013 Credit Facility contains financial covenants, such as requiring an adjusted leverage ratio of 3.5 to 1.0 (with the ratio being total consolidated indebtedness plus 8.0 times consolidated rent expense to EBITDA plus consolidated rent expense) and a fixed charge coverage ratio of 2.0 to 1.0 (with the ratio being EBITDA plus consolidated rent expense to the sum of fixed charges plus consolidated rent expense), restricts and limits additional indebtedness, and restricts the incurrence of additional liens and cash dividends. As of June 27, 2015, we were in compliance with all of our covenants covered under this agreement.

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

As of June 27, 2015 and March 28, 2015, there were no borrowings outstanding under the 2013 Credit Facility, and there were no amounts borrowed during the three-month periods ended June 27, 2015 and June 28, 2014. As of June 27, 2015, there were stand-by letters of credit of $10.9 million outstanding. As of June 27, 2015, the amount available for future borrowings was $189.1 million.

Contractual Obligations and Commercial Commitments

Refer to the “Contractual Obligations and Commercial Commitments” disclosure within the Liquidity and Capital Resources section of our Fiscal 2015 Form 10-K for a detailed disclosure of our contractual obligations and commitments as of March 28, 2015.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. In addition to the commitments in the above table, our off-balance sheet commitments relating to our outstanding letters of credit were $10.9 million at June 27, 2015. We do not have any other off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

See Note 2 to the accompanying interim consolidated financial statements for recently issued accounting standards which may have an impact on our financial statements and/or disclosures upon adoption.

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

We perform a sensitivity analysis on our forward currency contracts, both designated and not designated as hedges for accounting purposes, to determine the effects of fluctuations in foreign currency exchange rates. For this sensitivity analysis, we assume a hypothetical change in U.S. dollar against foreign exchange rates. Based on all foreign currency exchange contracts outstanding as of June 27, 2015, a 10% appreciation or devaluation of the U.S. dollar compared to the level of foreign currency exchange rates for currencies under contract as of June 27, 2015, would result in a net increase and decrease of approximately $28 million and $29 million, respectively, in the fair value of these contracts.

Interest Rate Risk

We are exposed to interest rate risk in relation to our 2013 Credit Facility. Our 2013 Credit Facility carries interest rates that are tied to LIBOR and the prime rate, among other institutional lending rates (depending on the particular origination of borrowing), and therefore our statements of operations and cash flows are exposed to changes in those interest rates. At June 27, 2015 and March 28, 2015, there were no balances outstanding on our 2013 Credit Facility, which is not indicative of future balances that may be subject to fluctuations in interest rates. Any increases in the applicable interest rate(s) would cause an increase to the interest expense on our 2013 Credit Facility relative to any outstanding balance at that date.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) as of June 27, 2015. This evaluation was performed based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), the 2013 Framework. Based on this assessment, our CEO and CFO concluded that our disclosure controls and procedures as of June 27, 2015 are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 27, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Please refer to our Annual Report on Form 10-K for the fiscal year ended March 28, 2015, for a detailed discussion of certain risk factors that could materially adversely affect the Company’s business, operating results and/or financial condition. There are no material changes to the risk factors previously disclosed, nor has the Company identified any previously undisclosed risks that could materially adversely affect the Company’s business, operating results and/or financial condition.

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

The following table provides information of the Company’s ordinary shares repurchased during the three months ended June 27, 2015:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximated Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
March 29 - April 25	791,630		$63.15	791,630	$458,062,218
April 26 - May 23	158,598		$63.13	158,598	$948,050,667
May 23 - June 27	6,032,664	(1)	$48.25	6,010,124	$658,051,191

	6,982,892		$50.28	6,960,352

(1)	Includes 22,540 shares withheld to satisfy minimum tax withholding obligations relating to the vesting of certain restricted share awards.

ITEM 6. EXHIBITS

a. Exhibits

See accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 6, 2015.

MICHAEL KORS HOLDINGS LIMITED

By:	/s/ John D. Idol
Name:	John D. Idol
Title:	Chairman & Chief Executive Officer

By:	/s/ Joseph B. Parsons
Name:	Joseph B. Parsons
Title:	Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer

INDEX TO EXHIBITS

Exhibit No.	Description

10.1

Second Amended and Restated Employment Agreement, dated as of May 20, 2015, by and among Michael Kors (USA), Inc., Michael Kors Holdings Limited and Michael Kors (included as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2015 filed on May 27, 2015, and incorporated herein by reference).

10.2

Second Amended and Restated Employment Agreement, dated as of May 20, 2015, by and among Michael Kors (USA), Inc., Michael Kors Holdings Limited and John D. Idol (included as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2015 filed on May 27, 2015, and incorporated herein by reference).

10.3

Michael Kors Holdings Limited Amended and Restated Omnibus Incentive Plan (included as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on June 16, 2015, and incorporated herein by reference).

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

101.1

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2015, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.