Form 10-Q
period 2015-09-26
Michael Kors Holdings Ltd
filed 2015-11-05
CIK 1530721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2015
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
As of October 30, 2015, Michael Kors Holdings Limited had 184,050,467 ordinary shares outstanding.

TABLE OF CONTENTS

		Page No.
	PART I FINANCIAL INFORMATION
Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets (unaudited) as of September 26, 2015 and March 28, 2015	3

	Condensed Consolidated Statements Operations and Comprehensive Income (unaudited) for the three months and six months ended September 26, 2015 and September 27, 2014	4

	Condensed Consolidated Statements of Shareholders’ Equity (unaudited) for the six months ended September 26, 2015	5

	Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended September 26, 2015 and September 27, 2014	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	39

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 6.	Exhibits	41

Signatures		42

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 26, 2015	March 28, 2015
Assets
Current assets
Cash and cash equivalents	$431,541	$978,922
Receivables, net	344,135	363,419
Inventories	713,731	519,908
Deferred tax assets	28,212	27,739
Prepaid expenses and other current assets	106,616	127,443
Total current assets	1,624,235	2,017,431
Property and equipment, net	672,409	562,934
Intangible assets, net	69,245	61,541
Goodwill	26,215	14,005
Deferred tax assets	10,779	2,484
Other assets	17,077	33,498
Total assets	$2,419,960	$2,691,893
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$199,152	$142,818
Accrued payroll and payroll related expenses	44,647	62,869
Accrued income taxes	26,550	25,507
Short-term debt	5,416	—
Deferred tax liabilities	3,594	3,741
Accrued expenses and other current liabilities	107,782	95,146
Total current liabilities	387,141	330,081
Deferred rent	102,635	88,320
Deferred tax liabilities	16,277	10,490
Long-term debt	4,123	—
Other long-term liabilities	21,048	22,037
Total liabilities	531,224	450,928
Commitments and contingencies
Shareholders’ equity
Ordinary shares, no par value; 650,000,000 shares authorized; 207,286,133 shares issued and 184,048,990 outstanding at September 26, 2015; 206,486,699 shares issued and 199,656,833 outstanding at March 28, 2015	—	—
Treasury shares, at cost (23,237,143 shares at September 26, 2015 and 6,829,866 shares at March 28, 2015)	(1,248,818)	(497,724)
Additional paid-in capital	677,705	636,732
Accumulated other comprehensive loss	(81,148)	(66,804)
Retained earnings	2,536,252	2,168,761
Total shareholders’ equity of MKHL	1,883,991	2,240,965
Noncontrolling interest	4,745	—
Total equity	1,888,736	2,240,965
Total liabilities and shareholders’ equity	$2,419,960	$2,691,893
See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net sales	$1,086,829	$1,009,669	$2,034,088	$1,896,706
Licensing revenue	43,152	46,936	81,868	79,053
Total revenue	1,129,981	1,056,605	2,115,956	1,975,759
Cost of goods sold	465,552	411,578	847,892	759,099
Gross profit	664,429	645,027	1,268,064	1,216,660
Selling, general and administrative expenses	345,179	305,405	658,638	571,269
Depreciation and amortization	46,164	34,064	87,717	63,062
Total operating expenses	391,343	339,469	746,355	634,331
Income from operations	273,086	305,558	521,709	582,329
Other expense (income), net	69	(1,006)	894	(1,349)
Interest expense, net	375	72	484	31
Foreign currency losses	1,442	2,395	2,119	3,548
Income before provision for income taxes	271,200	304,097	518,212	580,099
Provision for income taxes	78,382	97,107	151,039	185,393
Net income	192,818	206,990	367,173	394,706
Less: Net loss attributable to noncontrolling interest	(318)	—	(318)	—
Net income attributable to MKHL	$193,136	$206,990	$367,491	$394,706

Weighted average ordinary shares outstanding:
Basic	188,857,398	204,464,952	192,917,209	204,107,262
Diluted	191,524,156	207,432,250	195,789,325	207,304,247
Net income per ordinary share attributable to MKHL:
Basic	$1.02	$1.01	$1.90	$1.93
Diluted	$1.01	$1.00	$1.88	$1.90

Statements of Comprehensive Income:
Net income	$192,818	$206,990	$367,173	$394,706
Foreign currency translation adjustments	(5,586)	(27,671)	4,228	(24,604)
Net (losses) gains on derivatives	(7,927)	9,094	(18,561)	10,558
Comprehensive income	179,305	188,413	352,840	380,660
Less: Net loss attributable to noncontrolling interest	(318)	—	(318)	—
Less: Other comprehensive income attributable to noncontrolling interest	11	—	11	—
Comprehensive income attributable to MKHL	$179,612	$188,413	$353,147	$380,660
See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity of MKHL	Non-controlling Interest	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at March 28, 2015	206,487	$—	$636,732	(6,830)	$(497,724)	$(66,804)	$2,168,761	$2,240,965	$—	$2,240,965
Net income (loss)	—	—	—	—	—	—	367,491	367,491	(318)	367,173
Other comprehensive (loss) income	—	—	—	—	—	(14,344)	—	(14,344)	11	(14,333)
Total comprehensive income (loss)	—	—	—	—	—	—	—	353,147	(307)	352,840
Fair value of noncontrolling interest in MK Panama upon obtaining control	—	—	—	—	—	—	—	—	5,052	5,052
Forfeitures of restricted shares, net	(11)	—	—	—	—	—	—	—	—	—
Exercise of employee share options	810	—	6,005	—	—	—	—	6,005	—	6,005
Equity compensation expense	—	—	25,864	—	—	—	—	25,864	—	25,864
Tax benefits on exercise of share options	—	—	9,104	—	—	—	—	9,104	—	9,104
Purchase of treasury shares	—	—	—	(16,407)	(751,094)	—	—	(751,094)	—	(751,094)
Balance at September 26, 2015	207,286	$—	$677,705	(23,237)	$(1,248,818)	$(81,148)	$2,536,252	$1,883,991	$4,745	$1,888,736
See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	September 26, 2015	September 27, 2014
Cash flows from operating activities
Net income	$367,491	$394,706
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,717	63,062
Equity compensation expense	25,864	21,579
Deferred income taxes	(853)	(5,402)
Amortization of deferred rent	1,729	3,146
Loss on disposal of fixed assets	1,492	1,762
Amortization of deferred financing costs	373	374
Tax benefits on exercise of share options	(9,104)	(29,653)
Foreign currency (gains) losses	(687)	3,745
Loss (income) earned on joint venture	907	(311)
Net income attributable to noncontrolling interest	(318)	—
Change in assets and liabilities:
Receivables, net	14,506	(38,551)
Inventories	(180,020)	(201,045)
Prepaid expenses and other current assets	2,454	(65,369)
Other assets	1,992	(2,664)
Accounts payable	58,669	42,107
Accrued expenses and other current liabilities	10,472	(3,280)
Other long-term liabilities	10,182	14,647
Net cash provided by operating activities	392,866	198,853
Cash flows from investing activities
Capital expenditures	(193,451)	(157,403)
Purchase of intangible assets	(9,291)	(12,060)
Cash received, net of cash consideration paid to obtain controlling interest in MK Panama	1,104	—
Investments in joint venture	(907)	(2,940)
Net cash used in investing activities	(202,545)	(172,403)
Cash flows from financing activities
Repurchase of treasury shares	(751,094)	(1,037)
Tax benefits on exercise of share options	9,104	29,653
Exercise of employee share options	6,006	8,143
Net cash (used in) provided by financing activities	(735,984)	36,759
Effect of exchange rate changes on cash and cash equivalents	(1,718)	(5,422)
Net (decrease) increase in cash and cash equivalents	(547,381)	57,787
Beginning of period	978,922	971,194
End of period	$431,541	$1,028,981
Supplemental disclosures of cash flow information
Cash paid for interest	$381	$341
Cash paid for income taxes	$133,741	$240,686
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$28,229	$31,044
See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Business and Basis of Presentation
Michael Kors Holdings Limited (“MKHL,” and together with its subsidiaries, the “Company”) was incorporated in the British Virgin Islands (“BVI”) on December 13, 2002. The Company is a leading designer, marketer, distributor and retailer of branded women’s apparel and accessories and men’s apparel bearing the Michael Kors tradename and related trademarks “MICHAEL KORS,” “MICHAEL MICHAEL KORS,” and various other related trademarks and logos. The Company’s business consists of retail, wholesale and licensing segments. Retail operations consist of collection stores and lifestyle stores, including concessions and outlet stores, located primarily in the Americas (United States, Canada and Latin America), Europe and Japan, as well as e-commerce. Wholesale revenues are principally derived from major department and specialty stores located throughout the Americas and Europe. The Company licenses its trademarks on products such as fragrances, beauty, eyewear, leather goods, jewelry, watches, coats, men’s suits, swimwear, furs and ties, as well as through geographic licenses.
The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements as of September 26, 2015, and for the three and six months ended September 26, 2015 and September 27, 2014, are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with U.S. GAAP. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended March 28, 2015, as filed with the Securities and Exchange Commission on May 27, 2015, in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full fiscal year.
The Company has historically accounted for its investment in its Latin American joint venture, MK (Panama) Holdings, S.A. and subsidiaries (“MK Panama”), under the equity method of accounting. During the second quarter of Fiscal 2016, the Company made a series of capital contributions to the joint venture, obtaining a controlling interest in MK Panama. As such, the Company consolidated MK Panama into its operations beginning with the second quarter of Fiscal 2016. See Note 3 for additional information.
The Company utilizes a 52 to 53 week fiscal year ending on the Saturday closest to March 31. As such, the term “Fiscal Year” or “Fiscal” refers to the 52-week or 53-week period, ending on that day. The results for the three and six months ended September 26, 2015 and September 27, 2014, are based on 13-week and 26-week periods, respectively.
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to use judgment and make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. The most significant assumptions and estimates involved in preparing the financial statements include allowances for customer deductions, sales returns, sales discounts and doubtful accounts, estimates of inventory recovery, the valuation of share-based compensation, valuation of deferred taxes and the estimated useful lives used for amortization and depreciation of intangible assets and property and equipment. Actual results could differ from those estimates.
Reclassifications
Certain reclassifications have been made to the prior periods’ financial information in order to conform to the current period’s presentation.

Seasonality
The Company experiences certain effects of seasonality with respect to its wholesale and retail segments. The Company’s wholesale segment generally experiences its greatest sales in our third and fourth fiscal quarters while its first fiscal quarter experiences the lowest sales. The Company’s retail segment generally experiences greater sales during our third fiscal quarter as a result of Holiday season sales. In the aggregate, the Company’s first fiscal quarter typically experiences significantly less sales volume relative to the other three quarters and its third fiscal quarter generally has higher sales volume relative to the other three quarters. However, the effects of seasonality are muted by the Company’s recent growth.
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

The components of the calculation of basic net income per ordinary share and diluted net income per ordinary share are as follows (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Numerator:
Net income attributable to MKHL	$193,136	$206,990	$367,491	$394,706
Denominator:
Basic weighted average shares	188,857,398	204,464,952	192,917,209	204,107,262
Weighted average dilutive share equivalents:
Share options, restricted shares/units, and performance restricted share units	2,666,758	2,967,298	2,872,116	3,196,985
Diluted weighted average shares	191,524,156	207,432,250	195,789,325	207,304,247
Basic net income per share	$1.02	$1.01	$1.90	$1.93
Diluted net income per share	$1.01	$1.00	$1.88	$1.90
Share equivalents of 3,058,665 shares and 4,870,045 shares, respectively, have been excluded from the above calculations for the three and six months ended September 26, 2015 due to their anti-dilutive effect. During the three and six months ended September 27, 2014, share equivalents of 231,893 shares and 135,720 shares, respectively, have been excluded from the above calculations due to their anti-dilutive effect.
Recent Accounting Pronouncements — The Company has considered all new accounting pronouncements and has concluded that, with the exception of the below, there are no new pronouncements that are currently expected to have a material impact on results of operations, financial condition, or cash flows.
In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." The new guidance requires inventory accounted for using the average cost or first-in first-out method ("FIFO") to be measured at the lower of cost or net realizable value, replacing the current requirement to value inventory at the lower of cost or market. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016 and should be applied prospectively, with earlier application permitted. The Company is currently evaluating the impact of ASU 2015-11 on its consolidated financial statements.
In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” ASU 2014-12 requires that a performance target under stock-based compensation arrangements that could be achieved after the service period is treated as a performance condition and not reflected in the grant-date fair value of the award. Rather, the related compensation cost should be recognized when it becomes probable that the performance targets will be achieved. ASU 2014-12 is effective beginning with the Company’s fiscal year 2017, with early adoption and retrospective application permitted. The Company does not expect that ASU 2014-12 will have a significant impact on its consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which provides new guidance for revenues recognized from contracts with customers, and will replace the existing revenue recognition guidance. ASU No. 2014-09 requires that revenue is recognized at an amount the company is entitled to upon transferring control of goods or services to customers, as opposed to when risks and rewards transfer to a customer. In July 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which deferred the effective date of ASU No. 2014-09 by one year, making it effective for the interim reporting periods within the annual reporting period beginning after December 15, 2017, or beginning with the Company’s fiscal year 2019. This standard may be applied retrospectively to all prior periods presented, or retrospectively with a cumulative adjustment to retained earnings in the year of adoption. The Company is currently evaluating the adoption method and the impact that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

3. Acquisition of Controlling Interest in a Joint Venture
During the second quarter of Fiscal 2016, the Company made contributions to MK Panama totaling $18.5 million, consisting of cash consideration of $3.0 million and elimination of liabilities owed to the Company of $15.5 million, which increased the Company's ownership interest to 75%. As a result of obtaining controlling interest in MK Panama, which was previously accounted for under the equity method of accounting, the Company consolidated MK Panama into its operations beginning with the second quarter of Fiscal 2016. The additional ownership interest provides the Company with more direct control over its operations in Latin America and will allow it to better manage its opportunities in the region.
The Company accounted for its acquisition of controlling interest in MK Panama as a business combination during the second quarter of Fiscal 2016. The following table summarizes the preliminary fair values of the assets acquired and liabilities and non-controlling interest assumed as of the date the Company obtained control of MK Panama (in thousands):

June 28, 2015
Current assets	$22,922
Fixed assets	6,374
Customer relationship intangible assets	2,000
Goodwill	12,210
Debt obligations	(9,539)
Other liabilities	(2,333)
Total fair value of net assets of MK Panama	31,634
Fair value of preexisting interest in MK Panama	8,107
Non-controlling interest	5,052
Fair value of consideration provided	$18,475
In connection with this acquisition, the Company recorded non-deductible goodwill of $12.2 million, of which $9.5 million and $2.7 million was assigned to the Company's retail and wholesale segments, respectively. The customer relationship intangible assets are being amortized over 10 years. The amount recorded in the Company's consolidated statement of operations in connection with the revaluation of its prior interest in MK Panama was not material.
The Company is in the process of finalizing estimates related to the cash and non-cash consideration provided in connection with obtaining controlling interest in MK Panama, which could result in measurement period adjustments.
4. Receivables, net
Receivables, net consist of (in thousands):

	September 26, 2015	March 28, 2015
Trade receivables:
Credit risk assumed by factors/insured	$348,053	$374,150
Credit risk retained by Company	73,286	67,530
Receivables due from licensees	29,584	11,763
	450,923	453,443
Less allowances:	(106,788)	(90,024)
	$344,135	$363,419
Receivables are presented net of allowances for sales returns, discounts, markdowns, operational chargebacks and doubtful accounts. Sales returns are determined based on an evaluation of current market conditions and historical returns experience. Discounts are based on open invoices where trade discounts have been extended to customers. Markdowns are based on wholesale customers' sales performance, seasonal negotiations with customers, historical deduction trends and an evaluation of current market conditions. Operational chargebacks are based on deductions taken by customers, net of expected recoveries. Such provisions, and related recoveries, are reflected in net sales.

The allowance for doubtful accounts is determined through analysis of periodic aging of receivables for which credit risk is not assumed by the factors, or which are not covered by insurance, and assessments of collectability based on an evaluation of historic and anticipated trends, the financial conditions of the Company’s customers and the impact of general economic conditions. The past due status of a receivable is based on its contractual terms. Amounts deemed uncollectible are written off against the allowance when it is probable the amounts will not be recovered. Allowances for doubtful accounts were $0.6 million and $0.7 million, at September 26, 2015 and March 28, 2015, respectively.
5. Property and Equipment, net
Property and equipment, net consist of (in thousands):

	September 26, 2015	March 28, 2015
Leasehold improvements	$355,199	$294,225
In-store shops	219,704	189,308
Furniture and fixtures	185,332	160,178
Computer equipment and software	130,951	104,372
Equipment	78,090	73,609
Land	15,099	—
	984,375	821,692
Less: accumulated depreciation and amortization	(406,035)	(337,755)
	578,340	483,937
Construction-in-progress	94,069	78,997
	$672,409	$562,934
Depreciation and amortization of property and equipment for the three and six months ended September 26, 2015 was $43.9 million and $83.6 million, respectively. Depreciation and amortization of property and equipment for the three and six months ended September 27, 2014 was $32.2 million and $59.6 million, respectively.
6. Current Assets and Current Liabilities
Prepaid expenses and other current assets consist of the following (in thousands):

	September 26, 2015	March 28, 2015
Prepaid taxes	$53,251	$60,637
Unrealized gains on forward foreign exchange contracts	2,284	25,004
Leasehold incentive receivable	9,501	12,289
Prepaid rent	13,763	11,681
Other	27,817	17,832
	$106,616	$127,443

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 26, 2015	March 28, 2015
Other taxes payable	$20,326	$20,202
Accrued rent	22,590	27,058
Advance royalties	7,902	5,081
Accrued litigation	767	5,539
Accrued advertising	15,891	5,653
Professional services	6,024	7,347
Accrued samples	34	816
Unrealized loss on forward foreign exchange contracts	1,529	600
Other	32,719	22,850
	$107,782	$95,146
7. Debt Obligations
Senior Unsecured Revolving Credit Facility
On February 8, 2013, the Company entered into a senior unsecured credit facility (“2013 Credit Facility”). Pursuant to the agreement, the 2013 Credit Facility provides for up to $200.0 million of borrowings, and expires on February 8, 2018. The agreement also provides for loans and letters of credit to the Company’s European subsidiaries of up to $100.0 million. The 2013 Credit Facility contains financial covenants, such as requiring an adjusted leverage ratio of 3.5 to 1.0 (with the ratio being total consolidated indebtedness plus 8 times consolidated rent expense to EBITDA plus consolidated rent expense) and a fixed charge coverage ratio of 2 to 1.0 (with the ratio being EBITDA plus consolidated rent expense to the sum of fixed charges plus consolidated rent expense), restricts and limits additional indebtedness, and restricts the incurrence of additional liens and cash dividends. As of September 26, 2015, the Company was in compliance with all covenants related to this agreement.
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
As of September 26, 2015 and March 28, 2015, there were no borrowings outstanding under the 2013 Credit Facility. At September 26, 2015, stand-by letters of credit of $11.0 million were outstanding. The amount available for future borrowings under the agreement was $189.0 million as of September 26, 2015.
See Note 17, Subsequent Events, for the amended and restated senior unsecured revolving credit facility entered into in October 2015.

Debt Obligations of MK Panama
During the second quarter of Fiscal 2016, the Company obtained controlling interest in MK Panama and began to consolidate its financial results into its operations (see Note 3 for additional information). MK Panama's debt obligations are as follows (in thousands):

4.75% loan, due April 6, 2020 from Banco General de Panama	$1,943
5.0% loan (see Note 15)	2,000
Other	180
Total long-term debt	$4,123
Borrowings outstanding under revolving line of credit with Banco General de Panama, 4.0% interest rate	5,416
Total debt obligations	$9,539
8. Commitments and Contingencies
Leases
Future minimum lease payments under the terms of the Company's noncancelable operating lease agreements are as follows (in thousands):

Fiscal years ending:
2016	$101,953
2017	209,354
2018	209,712
2019	203,043
2020	199,937
Thereafter	833,905
$1,757,904
Contingencies
In the ordinary course of business, the Company is party to various legal proceedings and claims. Although the outcome of such items cannot be determined with certainty, the Company’s management does not believe that the outcome of all pending legal proceedings in the aggregate will have a material adverse effect on its cash flow, results of operations or financial position.
Refer to the Contractual Obligations and Commercial Commitments disclosure within the Liquidity section of the Fiscal 2016 10-Q for detailed disclosure of other lease commitments and contractual obligations as of September 26, 2015.
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

At September 26, 2015 and March 28, 2015, the fair values of the Company’s foreign currency forward contracts, the Company’s only derivative instruments, were determined using broker quotations, which were calculations derived from observable market information: the applicable currency rates at the balance sheet date and those forward rates particular to the contract at inception. The Company makes no adjustments to these broker obtained quotes or prices, but assesses the credit risk of the counterparty and would adjust the provided valuations for counterparty credit risk when appropriate. The fair values of the forward contracts are included in prepaid expenses and other current assets, and in accrued expenses and other current liabilities in the consolidated balance sheets, depending on whether they represent assets or (liabilities) to the Company, as detailed in Note 10. All contracts are measured and recorded at fair value on a recurring basis and are categorized in Level 2 of the fair value hierarchy, as shown in the following table (in thousands):

	Fair value at September 26, 2015 using:			Fair value at March 28, 2015 using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts- Euro	$—	$683	$—	$—	$23,590	$—
Foreign currency forward contracts- Canadian Dollar	—	—	—	—	1,404	—
Foreign currency forward contracts- U.S. Dollar	—	72	—	—	(590)	—
Total	$—	$755	$—	$—	$24,404	$—
The Company’s cash and cash equivalents, accounts receivable and accounts payable, are recorded at carrying value, which approximates fair value. Borrowings under revolving credit agreements are recorded at carrying value, which resembles fair value due to the short-term nature of such borrowings.
10. Derivative Financial Instruments
The Company uses forward foreign currency exchange contracts to manage its exposure to fluctuations in foreign currency for certain of its transactions. The Company in its normal course of business enters into transactions with foreign suppliers and seeks to minimize risks related to certain forecasted inventory purchases by using forward foreign currency exchange contracts. The Company only enters into derivative instruments with highly credit-rated counterparties. The Company’s derivative financial instruments are not currently subject to master netting arrangements. The Company does not enter into derivative contracts for trading or speculative purposes.
The following table details the fair value of the Company’s derivative contracts, which are recorded on a gross basis in the consolidated balance sheets as of September 26, 2015 and March 28, 2015 (in thousands):

			Fair Values
	Notional Amounts		Current Assets (1)		Current Liabilities (2)
	September 26, 2015	March 28, 2015	September 26, 2015	March 28, 2015	September 26, 2015	March 28, 2015
Designated forward currency exchange contracts	$221,061	$226,090	$2,279	$23,590	$1,529	$522
Undesignated forward currency exchange contracts	420	25,788	5	1,414	—	78
Total	$221,481	$251,878	$2,284	$25,004	$1,529	$600

(1)	Recorded within prepaid expenses and other current assets in the Company’s consolidated balance sheets.

(2)	Recorded within accrued expenses and other current liabilities in the Company’s consolidated balance sheets.

Changes in the fair value of the effective portion of the Company’s forward foreign currency exchange contracts that are designated as accounting hedges are recorded in equity as a component of accumulated other comprehensive income, and are reclassified from accumulated other comprehensive income into earnings when the items underlying the hedged transactions are recognized into earnings, as a component of cost of sales within the Company’s consolidated statements of operations. The following tables summarize the impact of the effective portion of gains and losses of the forward contracts designated as hedges for the three-month and six-month periods ended September 26, 2015 and September 27, 2014 (in thousands):

	Three Months Ended
	September 26, 2015		September 27, 2014
	Pre-Tax Loss Recognized in OCI (Effective Portion)	Pre-Tax Gain Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax Gain Recognized in OCI (Effective Portion)	Pre-Tax Loss Reclassified from Accumulated OCI into Earnings (Effective Portion)
Forward currency exchange contracts	$(6,606)	$2,430	$9,973	$(249)

	Six Months Ended
	September 26, 2015		September 27, 2014
	Pre-Tax Loss Recognized in OCI (Effective Portion)	Pre-Tax Gain Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax Gain Recognized in OCI (Effective Portion)	Pre-Tax Loss Reclassified from Accumulated OCI into Earnings (Effective Portion)
Forward currency exchange contracts	$(18,312)	$2,382	$10,512	$(1,383)
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
The Company recognized losses related to changes in the fair value of undesignated forward foreign currency exchange contracts of $0.4 million and $1.4 million, respectively, during the three-month and six-month periods ended September 26, 2015, and gains of $1.0 million and $0.2 million, respectively, during the three-month and six-month periods ended September 27, 2014, within foreign currency gains (losses) in the Company’s consolidated statement of operations.
11. Shareholders’ Equity
Share Repurchase Program
On October 30, 2014, the Company’s Board of Directors authorized a $1.0 billion share repurchase program, which authorized the repurchase of the Company’s shares for a period of two years. On May 20, 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $500.0 million under the Company’s existing share repurchase program and extended the program through May 2017. During the six months ended September 26, 2015, the Company repurchased 16,384,737 shares at a cost of $750.0 million under its share-repurchase program through open market transactions. As of September 26, 2015, the remaining availability under the Company’s share repurchase program was $258.1 million.
On November 3, 2015, the Company's Board of Directors authorized a further increase in the share repurchase program of up to an additional $500 million of the Company's ordinary shares and extended the program through March 2018.
The Company also has in place a “withhold to cover” repurchase program, which allows the Company to withhold ordinary shares from certain executive officers to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards. During the six-month periods ended September 26, 2015 and September 27, 2014, the Company withheld 22,540 shares and 11,022 shares, respectively, at a cost of $1.1 million and $1.0 million, respectively, in satisfaction of minimum tax withholding obligations relating to the vesting of restricted share awards.

12. Accumulated Other Comprehensive Income
The following table details changes in the components of accumulated other comprehensive income, net of taxes for the six-month periods ended September 26, 2015 and September 27, 2014, respectively (in thousands):

	Foreign Currency Translation Income (Loss)	Net Gains (Losses) on Derivatives (1)	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 29, 2014	$(4,775)	$(1,598)	$(6,373)
Other comprehensive income (loss) before reclassifications	(24,604)	9,347	(15,257)
Less: amounts reclassified from AOCI to earnings (2)	—	(1,211)	(1,211)
Other comprehensive income net of tax	(24,604)	10,558	(14,046)
Balance at September 27, 2014	$(29,379)	$8,960	$(20,419)

Balance at March 28, 2015	$(96,068)	$29,264	(66,804)
Other comprehensive income (loss) before reclassifications	4,228	(16,337)	(12,109)
Less: amounts reclassified from AOCI to earnings (2)	—	2,224	2,224
Other comprehensive income (loss) net of tax	4,228	(18,561)	(14,333)
Balance at September 26, 2015	$(91,840)	$10,703	$(81,137)
Less: other comprehensive income attributable to noncontrolling interest	11	—	11
Other comprehensive income attributable to MKHL	$(91,851)	$10,703	$(81,148)

(1)
Accumulated other comprehensive income balance related to net gains on derivative financial instruments as of September 26, 2015 and March 28, 2015 is net of tax provisions of $1.2 million and $3.3 million, respectively. Other comprehensive loss before reclassifications related to derivative financial instruments for the six months ended September 26, 2015 and September 27, 2014 is net of tax benefits of $2.0 million and $1.1 million, respectively.

(2)
Reclassified amounts relate to the Company’s forward foreign currency exchange contracts for inventory purchases and are recorded within Cost of goods sold in the Company’s consolidated statements of operations. The related tax effects recorded within income tax expense in the Company’s consolidated statements of operations were not material.

13. Share-Based Compensation
The Company issues equity grants to certain employees and directors of the Company at the discretion of the Company’s Compensation Committee. The Company has two equity plans, one adopted in Fiscal 2008, the Michael Kors (USA), Inc. Stock Option Plan (as amended and restated, the “2008 Plan”), and the other adopted in the third fiscal quarter of Fiscal 2012, the Michael Kors Holdings Limited Omnibus Incentive Plan (the “2012 Plan”). The 2008 Plan only provided for grants of share options and was authorized to issue up to 23,980,823 ordinary shares. As of September 26, 2015, there were no shares available to grant equity awards under the 2008 Plan. The 2012 Plan allows for grants of share options, restricted shares and restricted share units, and other equity awards, and authorizes a total issuance of up to 15,246,000 ordinary shares. At September 26, 2015, there were 9,107,017 ordinary shares available for future grants of equity awards under the 2012 Plan. Option grants issued from the 2008 Plan generally expire ten years from the date of the grant, and those issued under the 2012 Plan generally expire seven years from the date of the grant.

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
The following table summarizes the share option activity during the six months ended September 26, 2015:

	Number of Options	Weighted Average Exercise price
Outstanding at March 28, 2015	7,187,003	$23.14
Granted	513,864	$47.09
Exercised	(809,725)	$7.29
Canceled/forfeited	(130,838)	$28.47
Outstanding at September 26, 2015	6,760,304	$26.76
The weighted average grant date fair value for options granted during the three and six month periods ended September 26, 2015 was $12.01 and $14.36, respectively, and for the three and six month periods ended September 27, 2014 was $26.63 and $28.66 respectively. The following table represents assumptions used to estimate the fair value of options:

	Three Months Ended		Six Months Ended
	September 26 2015	September 27 2014	September 26 2015	September 27 2014
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility factor	30.9%	33.1%	31.1%	33.3%
Weighted average risk-free interest rate	1.5%	1.6%	1.6%	1.5%
Expected life of option	4.75 years	4.75 years	4.75 years	4.75 years
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

The following table summarizes the restricted share activity during the six months ended September 26, 2015:

	Restricted Shares
	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at March 28, 2015	770,592	$68.77
Granted	—	$—
Vested	(148,691)	$81.00
Canceled/forfeited	(20,975)	$72.67
Unvested at September 26, 2015	600,926	$65.60
The following table summarizes the restricted share unit activity during the six months ended September 26, 2015:

	Service-based		Performance-based
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Unvested at March 28, 2015	35,940	$66.26	317,201	$76.69
Granted	998,942	$46.54	287,476	$47.10
Vested	(10,684)	$56.16	—	$—
Canceled/forfeited	(15,619)	$46.58	—	$—
Unvested at September 26, 2015	1,008,579	$47.14	604,677	$62.62
The following table summarizes compensation expense attributable to share-based compensation for the three months and six months ended September 26, 2015 and September 27, 2014 (in thousands):

	Three Months Ended		Six Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Share-based compensation expense	$13,358	$13,425	$25,864	$21,579
Tax benefits related to share-based compensation expense	$5,279	$4,843	$10,274	$7,844
Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate to date. The estimated value of future forfeitures for equity grants as of September 26, 2015 is approximately $2.2 million.
14. Segment Information
The Company operates its business through three operating segments—Retail, Wholesale and Licensing—which are based on its business activities and organization. The operating segments are segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources, as well as in assessing performance. The primary key performance indicators are net sales or revenue (in the case of Licensing) and operating income for each segment. The Company’s reportable segments represent channels of distribution that offer similar merchandise, customer experience and sales/marketing strategies. The Company’s Retail segment includes sales through the Company owned stores, including “Collection,” “Lifestyle” including “concessions,” and outlet stores located throughout the Americas (U.S., Canada and Latin America), Europe, and Japan, as well as the Company’s e-commerce sales. Products sold through the Retail segment include women’s apparel, accessories (which include handbags and small leather goods such as wallets), footwear and licensed products, such as watches, jewelry, fragrances and beauty, and eyewear. The Wholesale segment includes sales primarily to major department stores and specialty shops throughout the Americas, Europe and Asia. Products sold through the Wholesale segment include accessories (which include handbags and small leather goods such as wallets), footwear and women’s and men’s apparel. We also have wholesale arrangements pursuant to which we sell products to certain of our licensees, including our licensees in Asia (which were previously reported within our Americas wholesale operations). The Licensing segment includes royalties earned on licensed products and use of the Company’s trademarks, and rights granted to third parties for the right to sell the Company’s products in certain geographic regions such as the Middle East, Eastern Europe, Latin America and the Caribbean, throughout all of Asia (excluding Japan), as well as Australia. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. Corporate overhead expenses are allocated to the segments based upon specific usage or other allocation methods.
The Company has allocated $14.8 million, $9.5 million and $1.9 million of its recorded $26.2 million goodwill to its Wholesale, Retail and Licensing segments, respectively. See Note 3 for goodwill recorded upon the Company's acquisition of controlling interest in MK Panama during the second quarter of Fiscal 2016. The Company does not have identifiable assets separated by segment. The following table presents the key performance information of the Company’s reportable segments (in thousands):

	Three Months Ended		Six Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Revenue:
Net sales: Retail	$532,815	$495,579	$1,056,115	$975,821
Wholesale	554,014	514,090	977,973	920,885
Licensing	43,152	46,936	81,868	79,053
Total revenue	$1,129,981	$1,056,605	$2,115,956	$1,975,759
Income from operations:
Retail	$99,959	$127,334	$220,833	$270,023
Wholesale	156,880	156,672	263,190	274,324
Licensing	16,247	21,552	37,686	37,982
Income from operations	$273,086	$305,558	$521,709	$582,329
Depreciation and amortization expense for each segment are as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Depreciation and amortization:
Retail	$28,399	$22,022	$53,490	$39,987
Wholesale	17,412	11,723	33,514	22,498
Licensing	353	319	713	577
Total depreciation and amortization	$46,164	$34,064	$87,717	$63,062
Total revenue (as recognized based on country of origin), and long-lived assets by geographic location of the consolidated Company are as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Revenues:
The Americas (U.S., Canada and L. America)(1)	$838,215	$802,226	$1,565,510	$1,521,115
Europe	243,371	237,924	460,184	423,421
Other regions	48,395	16,455	90,262	31,223
Total revenues	$1,129,981	$1,056,605	$2,115,956	$1,975,759

	As of
	September 26, 2015	March 28, 2015
Long-lived assets:
The Americas (U.S., Canada and Latin America)(1)	$495,411	$443,816
Europe	228,076	169,243
Other regions	18,167	11,416
Total Long-lived assets	$741,654	$624,475

(1)
Net revenues earned in the U.S. were $786.5 million and $1,471.3 million, respectively, during the three months and six months ended September 26, 2015 and were $752.8 million and $1,427.1 million, respectively, during the three months and six months ended September 27, 2014. Long-lived assets located in the U.S. as of September 26, 2015 and March 28, 2015 were $462.1 million and $418.8 million, respectively.

15. Agreements with Shareholders and Related Party Transactions
The Company’s Chief Creative Officer, Michael Kors, and the Company’s Chief Executive Officer, John Idol, have an ownership interest in Michael Kors Far East Holdings Limited, a BVI company. On April 1, 2011, the Company entered into certain licensing agreements with certain subsidiaries of Michael Kors Far East Holdings Limited (the “Licensees”), which provide the Licensees with certain exclusive rights for use of the Company’s trademarks within China, Hong Kong, Macau and Taiwan, and to import, sell, advertise and promote certain of the Company’s products in these regions, as well as to own and operate stores which bear the Company’s tradenames. The agreements between the Company and the Licensees expire on March 31, 2041, and may be terminated by the Company at certain intervals if certain minimum sales benchmarks are not met. Royalties earned under these agreements were approximately $1.6 million and $3.3 million, respectively, during the three months and six months ended September 26, 2015, and $1.1 million and $1.9 million, respectively, during the the three months and six months ended September 27, 2014. These royalties were driven by Licensee sales (of the Company’s goods) to their customers of approximately $36.6 million and $74.9 million, respectively, during the three months and six months ended September 26, 2015, and $22.4 million and $42.0 million, respectively, during the the three months and six months ended September 27, 2014. In addition, the Company sells certain inventory items to the Licensees through its wholesale segment at terms consistent with those of similar licensees in the region. During the three months and six months ended September 26, 2015, amounts recognized as net sales in the Company’s consolidated statements of operations and comprehensive income related to these sales were approximately $14.0 million and $30.0 million, respectively, and were $6.2 million and $12.4 million, respectively, during the three months and six months ended September 27, 2014. As of September 26, 2015 and March 28, 2015, the Company’s total accounts receivable from this related party were $12.3 million and $6.5 million, respectively.
Upon consolidation of MK Panama during the second quarter of Fiscal 2016, the Company’s balance sheet reflects a $2.0 million long-term loan between EBISA, the Company’s partner in the MK Panama joint venture, and Rosales Development Corp.  There is a family relationship between EBISA and Rosales Development Corp. The loan was initiated on November 25, 2014 and bears interest at an annual rate of interest of 5.0%.
16. Non-cash Investing Activities
Significant non-cash investing activities during the six months ended September 26, 2015 included $15.5 million of non-cash consideration comprised of liabilities owed to the Company, which were converted into additional equity interest in MK Panama. Significant non-cash investing activities also included the non-cash allocation of the fair value of the net assets acquired in connection with the Company obtaining controlling interest in MK Panama. See Note 3 for additional information.
There were no other significant non-cash investing or financing activities during the fiscal periods presented.

17. Subsequent Events
Senior Unsecured Credit Facility
On October 29, 2015, the Company entered into an amended and restated senior unsecured revolving credit facility ("2015 Credit Facility") with, among others, JPMorgan Chase Bank, N.A. ("JPMorgan Chase"), as administrative agent, which replaced its existing 2013 senior unsecured revolving credit facility (2013 Credit Facility). The Company and a U.S., Canadian, Dutch and Swiss subsidiary are the borrowers under the 2015 Credit Facility. The borrowers and certain material subsidiaries of the Company provide unsecured guarantees of the 2015 Credit Facility. The 2015 Credit Facility provides for up to $1.0 billion in borrowings, which may be denominated in U.S. Dollars and other currencies, including Euros, Canadian Dollars, Pounds Sterling, Japanese Yen and Swiss Francs. The 2015 Credit Facility also provides for the issuance of letters of credit of up to $75.0 million and swing line loans of up to $50.0 million. The Company has the ability to expand its borrowing availability under the 2015 Credit Facility by up to an additional $500.0 million, subject to the agreement of the participating lenders and certain other customary conditions. The 2015 Credit Facility expires on October 29, 2020.
Borrowings under the 2015 Credit Facility bear interest, at the Company's option, at (i) for loans denominated in U.S. Dollars, an alternative base rate, which is the greater of the prime rate publicly announced from time to time by JPMorgan Chase, the greater of the federal funds effective rate or Federal Reserve Bank of New York overnight bank funding rate plus 50 basis points or the one-month London Interbank Offered Rate adjusted for statutory reserve requirements for Eurocurrency liabilities ("Adjusted LIBOR") plus 100 basis points, in each case, plus an applicable margin based on the Company's leverage ratio; (ii) Adjusted LIBOR for the applicable interest period, plus an applicable margin based on the Company's leverage ratio; (iii) for Canadian borrowings, the Canadian prime rate, which is the greater of the PRIMCAN Index rate or the rate applicable to one-month Canadian Dollar banker's acceptances quoted on Reuters ("CDOR") plus 100 basis points, plus an applicable margin based on the Company's leverage ratio; or (iv) for Canadian borrowings, the average CDOR rate for the applicable interest period, plus an applicable margin based on the Company's leverage ratio.
The 2015 Credit Facility also provides for an annual administration fee and a commitment fee equal to 0.10% to 0.175% per annum, based on the Company's leverage ratio, applied to the average daily unused amount of the facility.
Loans under the 2015 Credit Facility may be prepaid and commitments may be terminated or reduced by the borrowers without premium or penalty other than customary "breakage" costs with respect to loans bearing interest based upon Adjusted LIBOR or the CDOR rate.
The 2015 Credit Facility requires the Company to maintain a leverage ratio at the end of each fiscal quarter of no greater than 3.5 to 1. Such leverage ratio is calculated as the ratio of the sum of total indebtedness as of the date of the measurement plus 6 times the consolidated rent expense for the last four consecutive fiscal quarters, to Consolidated EBITDAR for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined as consolidated net income plus income tax expense, net interest expense, depreciation and amortization expense, consolidated rent expense and other non-cash charges, subject to certain deductions. The 2015 Credit Facility also includes covenants that limit additional indebtedness, guarantees, liens, acquisitions and other investments and cash dividends that are customary for financings of this type.
The 2015 Credit Facility contains events of default customary for financings of this type, including but not limited to, payment defaults, material inaccuracy of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy or insolvency, certain events under ERISA, material judgments, actual or asserted failure of any guaranty supporting the 2015 Credit Facility to be in full force and effect, and change of control. If such an event of default occurs, the lenders under the 2015 Credit Facility would be entitled to take various actions, including terminating the commitments and accelerating amounts outstanding under the 2015 Credit Facility.

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
Overview
Our Business
We are a growing global luxury lifestyle brand led by a world-class management team and a renowned, award-winning designer. Since launching his namesake brand over 30 years ago, Michael Kors has featured distinctive designs, materials and craftsmanship with a jet-set aesthetic that combines stylish elegance and a sporty attitude. Mr. Kors’ vision has taken the Company from its beginnings as an American luxury sportswear house to a global accessories, footwear and apparel company with a presence in over 100 countries. As a highly recognized luxury lifestyle brand in North America, with accelerating awareness in targeted international markets, we have experienced sales momentum and intend to continue along this course as we grow our business.
We operate our business in three segments—retail, wholesale and licensing—and we have a strategically controlled global distribution network focused on company-operated retail stores, leading department stores, specialty stores and select licensing partners. As of September 26, 2015, our retail segment included 377 retail stores in the Americas (including concessions), 212 international retail stores (including concessions) throughout Europe and Japan and our e-commerce sites in the United States (“U.S.”) and Canada. As of September 26, 2015, our wholesale segment included wholesale sales through approximately 1,567 department store doors and 885 specialty store doors in the Americas and wholesale sales through approximately 1,285 specialty store doors and 256 department store doors internationally. Our remaining revenue is generated through our licensing segment, through which we license to third parties certain production, sales and/or distribution rights. During the six months ended September 26, 2015, our licensing segment accounted for approximately 3.9% of our total revenue and consisted of royalties earned on licensed products and our geographic licenses.
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
Certain Factors Affecting Financial Condition and Results of Operations
Establishing brand identity and enhancing global presence. We intend to continue to increase our international presence and global brand recognition through the formation of various joint ventures with international partners, and continuing with our international licensing arrangements. We feel this is an efficient method for continued penetration into the global luxury goods market, especially for markets where we have yet to establish a substantial presence. In addition, our growth strategy includes assuming direct control of certain international operations, which allows us to better manage our growth opportunities in the related regions. During the second quarter of Fiscal 2016, we made additional capital contributions to our Latin American joint venture, MK (Panama) Holdings, S.A. and subsidiaries (“MK Panama”), obtaining a controlling interest in MK Panama. As such, we began to consolidate MK Panama into our operations beginning with the second quarter of Fiscal 2016 (see Note 3 to the accompanying consolidated financial statements for additional information). In addition, we plan to assume direct control over the currently licensed business in South Korea, upon the related licensing agreement expiration on January 1, 2016.

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
Currency fluctuation and the Strengthening U.S. Dollar. Our consolidated operations are impacted by the relationships between our reporting currency, the U.S. dollar, and those of our non-U.S. subsidiaries whose functional/local currency is other than the U.S. dollar. The recent decline in the value of the Euro relative to the U.S. Dollar has impacted the conversion of the results of our European operations, as they are reported, which represent approximately 22% of our consolidated revenue for the three-months and six-month periods ended September 26, 2015. During the three months and six months ended September 26, 2015, the Euro experienced declines in value relative to the U.S. Dollar of 16% and 18%, respectively, compared to the same prior year periods. In addition, our results have been negatively impacted by declines of 17% and 14%, respectively, in the Canadian Dollar and declines of 15% and 16%, respectively, in Japanese Yen relative to the U.S. Dollar during the three months and six months ended September 26, 2015, compared to the same prior year period. We believe that these trends may continue for the remainder of the Fiscal 2016.
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

Segment Information
We generate revenue through three business segments: retail, wholesale and licensing. The following table presents our revenue and income from operations by segment for the three and six months ended September 26, 2015 and September 27, 2014 (in thousands):

		Three Months Ended		Six Months Ended
		September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Revenue:
Net sales:	Retail	$532,815	$495,579	$1,056,115	$975,821
	Wholesale	554,014	514,090	977,973	920,885
Licensing		43,152	46,936	81,868	79,053
Total revenue		$1,129,981	$1,056,605	$2,115,956	$1,975,759
Income from operations:
Retail		$99,959	$127,334	$220,833	$270,023
Wholesale		156,880	156,672	263,190	274,324
Licensing		16,247	21,552	37,686	37,982
Income from operations		$273,086	$305,558	$521,709	$582,329
Retail
We sell our products, as well as licensed products bearing our name, directly to the end consumer through our retail stores and concessions throughout the Americas, Europe, and Japan, as well as through our e-commerce sites, including our new U.S. e-commerce platform launched during Fiscal 2015 and our new e-commerce site in Canada launched in April 2015. We have four primary retail store formats: collection stores, lifestyle stores, outlet stores and e-commerce. Our collection stores are located in highly prestigious shopping areas, while our lifestyle stores are located in well-populated commercial shopping locations and leading regional shopping centers. Our outlet stores, which are generally in outlet centers, extend our reach to additional consumer groups. In addition to these three retail store formats, we operate concessions in a select number of department stores in the Americas, Europe and Japan.
The following table presents the growth in our network of retail stores for the three and six months ended September 26, 2015 and September 27, 2014:

	Three Months Ended		Six Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Full price retail stores including concessions:
Number of stores	427	329	427	329
Increase during period	35	22	54	50
Percentage increase vs. prior year	29.8%	38.8%	29.8%	38.8%
Total gross square footage	1,002,794	714,443	1,002,794	714,443
Average square footage per store	2,348	2,172	2,348	2,172
Outlet stores:
Number of stores	162	144	162	144
Increase during period	4	8	9	18
Percentage increase vs. prior year	12.5%	25.2%	12.5%	25.2%
Total gross square footage	583,918	461,703	583,918	461,703
Average square footage per store	3,604	3,206	3,604	3,206

The following table presents our retail stores by geographic location:

	As of
	September 26, 2015	September 27, 2014
Store count by region:
The Americas	377	320
Europe	155	111
Japan	57	42
Total	589	473
Wholesale
We sell our products directly to department stores primarily located across the Americas and Europe to accommodate consumers who prefer to shop at major department stores. In addition, we sell to specialty stores for those consumers who enjoy the boutique experience afforded by such stores. We also have wholesale arrangements pursuant to which we sell products to certain of our licensees, including our licensees in Asia (which were previously reported within our Americas wholesale operations). We continue to focus our sales efforts and drive sales in existing locations by enhancing presentation, primarily through the creation of more shop-in-shops with our proprietary fixtures that effectively communicate our brand and create a more personalized shopping experience for consumers. We tailor our assortments through wholesale product planning and allocation processes to better match the demands of our department store customers in each local market.
The following table presents the increase (decrease) in our network of wholesale doors during the three and six months ended September 26, 2015 and September 27, 2014:

	Three Months Ended		Six Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Number of full-price wholesale doors	3,993	3,960	3,993	3,960
Increase (decrease) during period	(83)	98	(45)	232
Percentage increase vs. prior year	0.8%	13.4%	0.8%	13.4%
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

Key Performance Indicators and Statistics
We use a number of key indicators of operating results to evaluate our performance, including the following (dollars in thousands):

	Three Months Ended		Six Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Total revenue	$1,129,981	$1,056,605	$2,115,956	$1,975,759
Gross profit as a percent of total revenue	58.8%	61.0%	59.9%	61.6%
Income from operations	$273,086	$305,558	$521,709	$582,329

Retail net sales - the Americas	$384,859	$370,999	$781,563	$744,558
Retail net sales - Europe	$125,564	$108,125	$232,568	$200,040
Retail net sales - Japan	$22,392	$16,455	$41,984	$31,223
(Decrease) increase in comparable store net sales	(8.5)%	16.4%	(9.0)%	20.2%

Wholesale net sales - the Americas	$426,203	$400,678	$735,265	$727,721
Wholesale net sales - Europe	$101,808	$113,412	$194,430	$193,164
Wholesale net sales - Asia	$26,003	$—	$48,278	$—
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
Other expense (income) includes proceeds received related to our anti-counterfeiting efforts and equity income or loss earned on our joint venture (prior to obtaining controlling interest in MK Panama). Future amounts may include any miscellaneous activities not directly related to our operations.
Interest expense, net represents interest and fees on our revolving credit facilities and letters of credit (see “Liquidity and Capital Resources” for further detail on our credit facilities), as well as amortization of deferred financing costs, offset by interest earned on highly liquid investments (investments purchased with an original maturity of six months or less, classified as cash equivalents).
Foreign currency losses (gains) includes net gains or losses related to the mark-to-market (fair value) on our forward currency contracts not designated as accounting hedges and unrealized income or loss from the re-measurement of monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries.
Noncontrolling interest represents the portion of the equity ownership in MK Panama, which is not attributable to the Company. On June 28, 2015, the Company obtained a controlling interest in MK Panama and began to consolidate its financial results in the Company's operations.
Results of Operations
Comparison of the three months ended September 26, 2015 with the three months ended September 27, 2014
The following table details the results of our operations for the three months ended September 26, 2015 and for the three months ended September 27, 2014, and expresses the relationship of certain line items to total revenue as a percentage (dollars in thousands):

	Three Months Ended		$ Change	% Change	% of Total Revenue for the Three Months Ended
	September 26, 2015	September 27, 2014			September 26, 2015	September 27, 2014
Statements of Operations Data:
Net sales	$1,086,829	$1,009,669	$77,160	7.6%
Licensing revenue	43,152	46,936	(3,784)	(8.1)%
Total revenue	1,129,981	1,056,605	73,376	6.9%
Cost of goods sold	465,552	411,578	53,974	13.1%	41.2%	39.0%
Gross profit	664,429	645,027	19,402	3.0%	58.8%	61.0%
Selling, general and administrative expenses	345,179	305,405	39,774	13.0%	30.5%	28.9%
Depreciation and amortization	46,164	34,064	12,100	35.5%	4.1%	3.2%
Total operating expenses	391,343	339,469	51,874	15.3%	34.6%	32.1%
Income from operations	273,086	305,558	(32,472)	(10.6)%	24.2%	28.9%
Other expense (income), net	69	(1,006)	1,075	(106.9)%	0%	(0.1)%
Interest expense	375	72	303	420.8%	0%	0%
Foreign currency losses	1,442	2,395	(953)	(39.8)%	0.1%	0.2%
Income before provision for income taxes	271,200	304,097	(32,897)	(10.8)%	24.0%	28.8%
Provision for income taxes	78,382	97,107	(18,725)	(19.3)%	6.9%	9.2%
Net income	192,818	206,990	(14,172)	(6.8)%
Less: Net loss attributable to noncontrolling interest	(318)	—	(318)	NM
Net income attributable to MKHL	$193,136	$206,990	$(13,854)	(6.7)%
___________________
NM Not meaningful

Total Revenue
Total revenue increased $73.4 million , or 6.9%, to $1,130.0 million for the three months ended September 26, 2015, compared to $1,056.6 million for the three months ended September 27, 2014, which included unfavorable foreign currency effects of $56.7 million, primarily related to the weakening of the Euro, the Canadian Dollar and the Japanese Yen against the U.S. Dollar during the three months ended September 26, 2015 as compared to the same prior year period. On a constant currency basis, our total revenue increased $130.1 million, or 12.3%. The increase in our revenues was due to an increase in our non-comparable retail store sales and wholesale sales. These increases were partially offset by lower comparable retail store sales and licensing revenues.
The following table details revenues for our three business segments (dollars in thousands):

	Three Months Ended			% Change		% of Total Revenue for the Three Months Ended
	September 26, 2015	September 27, 2014	$ Change	As Reported	Constant Currency	September 26, 2015	September 27, 2014
Revenue:
Net sales: Retail	$532,815	$495,579	$37,236	7.5%	14.7%	47.2%	46.9%
Wholesale	554,014	514,090	39,924	7.8%	11.8%	49.0%	48.7%
Licensing	43,152	46,936	(3,784)	(8.1)%	(8.1)%	3.8%	4.4%
Total revenue	$1,129,981	$1,056,605	$73,376	6.9%	12.3%
Retail
Net sales from our retail stores increased $37.2 million, or 7.5%, to $532.8 million the three months ended September 26, 2015, compared to $495.6 million for the three months ended September 27, 2014, which included unfavorable foreign currency effects of $35.7 million. On a constant currency basis, net sales from our retail stores increased $72.9 million, or 14.7%. We operated 589 retail stores, including concessions, as of September 26, 2015, compared to 473 retail stores, including concessions, as of September 27, 2014.
During the three months ended September 26, 2015, our comparable store sales declined $35.2 million, or 8.5%, which included unfavorable foreign currency effects of $21.1 million. On a constant currency basis, our comparable store sales declined $14.1 million, or 3.4%, primarily driven by lower comparable store sales from our retail business in the Americas, partially offset by increased comparable store sales from our international businesses, excluding the effect of foreign currency. The decline in our comparable store sales primarily reflected lower sales of watches and apparel during the three months ended September 26, 2015 compared to the three months ended September 27, 2014.
Our non-comparable store sales increased $72.4 million during the three months ended September 26, 2015, which included unfavorable foreign currency effects of $14.6 million. On a constant currency basis, our non-comparable store sales increased $87.0 million. Approximately 79% of this sales growth was attributable to operating 116 additional stores since September 27, 2014 and approximately 21% was attributable to sales from our e-commerce sites in the Americas.
Wholesale
Net sales to our wholesale customers increased $39.9 million, or 7.8%, to $554.0 million for the three months ended September 26, 2015, compared to $514.1 million for the three months ended September 27, 2014, which included unfavorable foreign currency effects of $21.0 million. On a constant currency basis, our wholesale net sales increased $60.9 million, or 11.8%. The increase in our wholesale net sales was primarily driven by increased sales from our accessories product lines during the three months ended September 26, 2015, compared to the three months ended September 27, 2014. This sales increase was primarily attributable to the growth of our wholesale business in the Americas.
Licensing
Royalties earned on our licensing agreements declined $3.7 million, or 8.1%, to $43.2 million for the three months ended September 26, 2015, compared to $46.9 million for the three months ended September 27, 2014. This decline was primarily attributable to lower licensing revenues related to sales of watches, partially offset by higher revenues earned on licensing agreements related to sales of outerwear, footwear, jewelry and eyewear.

Gross Profit
Gross profit increased $19.4 million, or 3.0% to $664.4 million for the three months ended September 26, 2015, compared to $645.0 million for the three months ended September 27, 2014, which included unfavorable foreign currency effects of $38.3 million. Gross profit as a percentage of total revenue declined 220 basis points to 58.8% during the three months ended September 26, 2015, compared to 61.0% during the three months ended September 27, 2014. This decrease was attributable to gross profit margin declines of 280 basis points from our retail segment and 130 basis points from our wholesale segment. The decrease in gross profit margin from our retail segment was primarily due to an increase in promotional activity by our retail business in the Americas. The decrease in profit margin on our wholesale segment was primarily due to an increase in wholesale allowances during the three-months ended September 26, 2015, as compared to the quarter ended September 27, 2014, offset in part by a more favorable geographic mix as our European operations typically experience greater gross profit margins than those of our wholesale operations in the Americas.
Total Operating Expenses
Total operating expenses increased $51.8 million, or 15.3%, to $391.3 million during the three months ended September 26, 2015, compared to $339.5 million for the three months ended September 27, 2014. Our operating expenses included a net favorable foreign currency impact of approximately $24.5 million. Total operating expenses increased to 34.6% as a percentage of total revenue for the three months ended September 26, 2015, compared to 32.1% for the three months ended September 27, 2014. The components that comprise total operating expenses are explained below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $39.8 million, or 13.0%, to $345.2 million during the three months ended September 26, 2015, compared to $305.4 million for the three months ended September 27, 2014. The increase in selling, general and administrative expenses was primarily due to the following:

•	an increase in retail-related costs, including salary and occupancy costs, of $26.8 million, primarily attributable to operating 589 retail stores versus 473 retail stores in the prior year period;

•	an increase in corporate employee-related costs of $3.9 million, primarily due to an increase in our corporate staff to support our global growth;

•	an increase in other corporate occupancy-related costs of $2.7 million; and

•	an increase in other corporate operations-related costs of $3.3 million.
Selling, general and administrative expenses as a percentage of total revenue increased to 30.5% during the three months ended September 26, 2015, compared to 28.9% for the three months ended September 27, 2014. The increase as a percentage of total revenue was primarily due to the increase in our retail store and corporate overhead costs during the three months ended September 26, 2015, as compared to the three months ended September 27, 2014.
Depreciation and Amortization
Depreciation and amortization increased $12.1 million, or 35.5%, to $46.2 million during the three months ended September 26, 2015, compared to $34.1 million for the three months ended September 27, 2014, primarily due to an increase in build-out of our new retail stores, new shop-in-shop locations, increase in lease rights related to our new European stores and investments in our corporate facilities and our information systems infrastructure to accommodate our growth. Depreciation and amortization increased to 4.1% as a percentage of total revenue during the three months ended September 26, 2015, compared to 3.2% for the three months ended September 27, 2014.
Income from Operations
As a result of the foregoing, income from operations declined $32.5 million, or 10.6%, to $273.1 million during the three months ended September 26, 2015, compared to $305.6 million for the three months ended September 27, 2014, which included unfavorable foreign currency effects of $13.8 million. Income from operations as a percentage of total revenue declined to 24.2% during the three months ended September 26, 2015, compared to 28.9% for the three months ended September 27, 2014.

The following table details income from operations for our three business segments (dollars in thousands):

	Three Months Ended				% of Net Sales/ Revenue for the Three Months Ended
	September 26, 2015	September 27, 2014	$ Change	% Change	September 26, 2015	September 27, 2014
Income from operations:
Retail	$99,959	$127,334	$(27,375)	(21.5)%	18.8%	25.7%
Wholesale	156,880	156,672	208	0.1%	28.3%	30.5%
Licensing	16,247	21,552	(5,305)	(24.6)%	37.7%	45.9%
Income from operations	$273,086	$305,558	$(32,472)	(10.6)%	24.2%	28.9%
Retail
Income from operations for our retail segment decreased $27.4 million, or 21.5%, to $100.0 million during the three months ended September 26, 2015, compared to $127.3 million for the three months ended September 27, 2014. Income from operations as a percentage of net retail sales declined by approximately 690 basis points to 18.8% during the three months ended September 26, 2015. The decrease in retail income from operations as a percentage of net retail sales was primarily due to an increase in operating expenses as a percentage of net retail sales of approximately 410 basis points, as well as due to the decrease in gross profit margin, as previously discussed above during the three months ended September 26, 2015, as compared to the three months ended September 27, 2014. The increase in operating expenses as a percentage of net retail sales was largely due to increased retail store-related costs and corporate allocated expenses, as well as higher depreciation and amortization expense, primarily attributable to new store openings.
Wholesale
Income from operations for our wholesale segment increased $0.2 million, or 0.1%, to $156.9 million during the three months ended September 26, 2015, compared to $156.7 million for the three months ended September 27, 2014. Income from operations as a percentage of net wholesale sales decreased approximately 220 basis points to 28.3% during the three months ended September 26, 2015. The decrease in wholesale income from operations as a percentage of wholesale net sales was primarily due to a lower gross profit margin, as previously discussed, as well as an increase in operating expenses as a percentage of net wholesale sales of approximately 80 basis points, which was primarily due to increased depreciation expenses.
Licensing
Income from operations for our licensing segment decreased $5.3 million, or 24.6%, to $16.2 million during the three months ended September 26, 2015, compared to $21.6 million for the three months ended September 27, 2014. Income from operations as a percentage of licensing revenue decreased approximately 820 basis points to 37.7% during the three months ended September 26, 2015. The decrease in licensing income from operations as a percentage of licensing revenue was due to higher operating expenses, including advertising costs, corporate allocated expenses and selling expenses, as a percentage of licensing revenue during the three months ended September 26, 2015, as compared to the three months ended September 27, 2014.
Other Expense (Income), net
Other expense was $0.1 million during the three months ended September 26, 2015, as compared to other income of $1.0 million during the three months ended September 27, 2014, which was primarily comprised of $0.9 million of income related to our anti-counterfeiting efforts.
Foreign Currency Losses
We recognized foreign currency losses of $1.4 million and $2.4 million, respectively, during the three-month periods ended September 26, 2015 and September 27, 2014. These losses were primarily attributable to mark-to-market of our forward foreign currency contracts not designated as accounting hedges. The foreign currency losses also included gains and losses on the revaluation and settlement of certain of our accounts payable in currencies other than the functional currency of the applicable reporting units, as well the remeasurement of dollar-denominated intercompany loans with certain of our subsidiaries.

Provision for Income Taxes
We recognized $78.4 million of income tax expense during the three months ended September 26, 2015, compared to $97.1 million for the three months ended September 27, 2014. Our effective tax rate for the three months ended September 26, 2015, was 28.9%, compared to 31.9% for the three months ended September 27, 2014. The decrease in our effective tax rate was primarily due to the increase in taxable income in certain of our non-U.S. subsidiaries (predominantly European operations), which are subject to lower statutory income tax rates, as well as state tax benefits recognized during the three months ended September 26, 2015. Given that certain of our non-U.S. operations have become consistently profitable, we expect them to continue to favorably impact our combined, consolidated effective tax rate.
Our effective tax rate may fluctuate from time to time due to the effects of changes in U.S. state and local taxes and tax rates in foreign jurisdictions. In addition, factors such as the geographic mix of earnings, enacted tax legislation and the results of various global tax strategies, may also impact our effective tax rate in future periods.
Net Loss Attributable to Noncontrolling Interest
During the second quarter of Fiscal 2016, we recorded a net loss attributable to the noncontrolling interest in MK Panama of $0.3 million. This loss represents the share of MK Panama's income that is not attributable to the Company.
Net Income Attributable to MKHL
As a result of the foregoing, our net income attributable to MKHL declined $13.9 million, or 6.7%, to $193.1 million during the three months ended September 26, 2015, compared to $207.0 million for the three months ended September 27, 2014, which included unfavorable foreign currency effects of $12.0 million.
Results of Operations
Comparison of the six months ended September 26, 2015 with the six months ended September 27, 2014
The following table details the results of our operations for the six months ended September 26, 2015 and for the six months ended September 27, 2014, and expresses the relationship of certain line items to total revenue as a percentage (dollars in thousands):

	Six Months Ended		$ Change	% Change	% of Total Revenue for the Six Months Ended
	September 26, 2015	September 27, 2014			September 26, 2015	September 27, 2014
Statements of Operations Data:
Net sales	$2,034,088	$1,896,706	$137,382	7.2%
Licensing revenue	81,868	79,053	2,815	3.6%
Total revenue	2,115,956	1,975,759	140,197	7.1%
Cost of goods sold	847,892	759,099	88,793	11.7%	40.1%	38.4%
Gross profit	1,268,064	1,216,660	51,404	4.2%	59.9%	61.6%
Selling, general and administrative expenses	658,638	571,269	87,369	15.3%	31.1%	28.9%
Depreciation and amortization	87,717	63,062	24,655	39.1%	4.1%	3.2%
Total operating expenses	746,355	634,331	112,024	17.7%	35.3%	32.1%
Income from operations	521,709	582,329	(60,620)	(10.4)%	24.7%	29.5%
Other expense (income), net	894	(1,349)	2,243	(166.3)%	0%	(0.1)%
Interest expense, net	484	31	453	NM	0%	0%
Foreign currency losses	2,119	3,548	(1,429)	(40.3)%	0.1%	0.2%
Income before provision for income taxes	518,212	580,099	(61,887)	(10.7)%	24.5%	29.4%
Provision for income taxes	151,039	185,393	(34,354)	(18.5)%	7.1%	9.4%
Net income	367,173	394,706	(27,533)	(7.0)%
Less: Net loss attributable to noncontrolling interest	(318)	—	(318)	NM
Net income attributable to MKHL	$367,491	$394,706	$(27,215)	(6.9)%
___________________________
NM Not meaningful

Total Revenue
Total revenue increased $140.2 million, or 7.1%, to $2,116.0 million for the six months ended September 26, 2015, compared to $1,975.8 million for the six months ended September 27, 2014, which included unfavorable foreign currency effects of $112.7 million primarily related to the weakening of the Euro, the Canadian Dollar and the Japanese Yen against the U.S. Dollar during the six months ended September 26, 2015 as compared to the same prior year period. On a constant currency basis, our total revenue increased $252.9 million, or 12.8%. The increase in our revenues was primarily due to an increase in our non-comparable retail store sales and wholesale sales. These increases were partially offset by lower comparable retail store sales.
The following table details revenues for our three business segments (dollars in thousands):

	Six Months Ended			% Change		% of Total Revenue for the Six Months Ended
	September 26, 2015	September 27, 2014	$ Change	As Reported	Constant Currency	September 26, 2015	September 27, 2014
Revenue:
Net sales: Retail	$1,056,115	$975,821	$80,294	8.2%	15.4%	49.9%	49.4%
Wholesale	977,973	920,885	57,088	6.2%	10.9%	46.2%	46.6%
Licensing	81,868	79,053	2,815	3.6%	3.6%	3.9%	4.0%
Total revenue	$2,115,956	$1,975,759	$140,197	7.1%	12.8%
Retail
Net sales from our retail stores increased $80.3 million, or 8.2%, to $1.056 billion for the six months ended September 26, 2015, compared to $975.8 million for the six months ended September 27, 2014, which included unfavorable foreign currency effects of $69.5 million. On a constant currency basis, net sales from our retail stores increased $149.8 million or 15.4%. We operated 589 stores, including concessions, as of September 26, 2015, compared to 473 retail stores, including concessions, as of September 27, 2014.
During the six months ended September 26, 2015, our comparable store sales declined $73.0 million, or 9.0%, which included unfavorable foreign currency effects of $39.1 million. On a constant currency basis, our comparable store sales declined $33.9 million, or 4.2%, primarily driven by lower comparable store sales from our retail business in the Americas, partially offset by increased comparable store sales from our international businesses, excluding the effect of foreign currency. The decline in our comparable store sales primarily reflected lower sales of watches and apparel during the six months ended September 26, 2015 compared to the six months ended September 27, 2014.
Our non-comparable store sales increased $153.3 million during the six months ended September 26, 2015, which included unfavorable foreign currency effects of $30.4 million. On a constant currency basis, our non-comparable store sales increased $183.7 million. Approximately 76% of this sales growth was attributable to operating 116 additional stores since September 27, 2014 and approximately 24% was attributable to sales from our e-commerce sites in the Americas.
Wholesale
Net sales to our wholesale customers increased $57.1 million, or 6.2%, to $978.0 million for the six months ended September 26, 2015, compared to $920.9 million for the six months ended September 27, 2014, which included unfavorable foreign currency effects of $43.2 million. On a constant currency basis, our wholesale net sales increased $100.3 million, or 10.9%. The increase in our wholesale net sales was primarily driven by increased sales from our accessories and womenswear product lines during the six months ended September 26, 2015, as compared to the six months ended September 27, 2014. This sales increase was primarily attributable to the growth of our wholesale business in the Americas.
Licensing
Royalties earned on our licensing agreements increased $2.8 million, or 3.6%, to $81.9 million for the six months ended September 26, 2015, compared to $79.1 million for the six months ended September 27, 2014. This increase was primarily attributable to higher revenues earned on licensing agreements related to the sales of eyewear, jewelry, outerwear and footwear, partially offset by lower licensing revenues related to sales of watches.

Gross Profit
Gross profit increased $51.4 million, or 4.2%, to $1.268 billion for the six months ended September 26, 2015, compared to $1.217 billion for the six months ended September 27, 2014, which included unfavorable foreign currency effects of $76.6 million. Gross profit as a percentage of total revenue declined 170 basis points to 59.9% during the six months ended September 26, 2015, compared to 61.6% during the six months ended September 27, 2014. This decrease was attributable to gross profit margin declines of 220 basis points from our retail segment and 130 basis points from our wholesale segment. The decrease in gross profit margin from our retail segment was primarily due to an increase in promotional activity by our retail business in the Americas. The decrease in profit margin on our wholesale segment was primarily due to an increase in wholesale allowances during the six months ended September 26, 2015, as compared to the six months ended September 27, 2014, offset in part by a more favorable geographic mix as our European operations typically experience greater gross profit margins than those of our wholesale operations in the Americas.
Total Operating Expenses
Total operating expenses increased $112.0 million, or 17.7%, to $746.4 million during the six months ended September 26, 2015, compared to $634.3 million for the six months ended September 27, 2014. Our operating expenses included a net favorable foreign currency impact of approximately $48.7 million. Total operating expenses increased to 35.3% as a percentage of total revenue for the six months ended September 26, 2015, compared to 32.1% for the six months ended September 27, 2014. The components that comprise total operating expenses are explained below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $87.4 million, or 15.3%, to $658.6 million during the six months ended September 26, 2015, compared to $571.3 million for the six months ended September 27, 2014. The increase in selling, general and administrative expenses was primarily due to the following:

•	an increase in retail-related costs, including salary and occupancy costs, of $54.3 million, primarily attributable to operating 589 retail stores versus 473 retail stores in the prior year period;

•	an increase in corporate employee-related costs of $17.3 million, primarily due to an increase in our corporate staff to support our global growth;

•	an increase in corporate occupancy-related costs of $5.6 million; and

•	an increase in other corporate operations-related costs of $5.7 million.
Selling, general and administrative expenses as a percentage of total revenue increased to 31.1% during the six months ended September 26, 2015, compared to 28.9% for the six months ended September 27, 2014. The increase as a percentage of total revenue was primarily due to the increase in our retail store and corporate overhead costs during the six months ended September 26, 2015, as compared to the six months ended September 27, 2014.
Depreciation and Amortization
Depreciation and amortization increased $24.7 million, or 39.1%, to $87.7 million during the six months ended September 26, 2015, compared to $63.1 million for the six months ended September 27, 2014, primarily due to an increase in build-out of our new retail stores, new shop-in-shop locations, increase in lease rights related to our new European stores and investments in our corporate facilities and our information systems infrastructure to accommodate our growth. Depreciation and amortization increased to 4.1% as a percentage of total revenue during the six months ended September 26, 2015, compared to 3.2% for the six months ended September 27, 2014.
Income from Operations
As a result of the foregoing, income from operations decreased $60.6 million or 10.4%, to $521.7 million during the six months ended September 26, 2015, compared to $582.3 million for the six months ended September 27, 2014, which included unfavorable foreign currency effects of $27.9 million. Income from operations as a percentage of total revenue declined to 24.7% during the six months ended September 26, 2015, compared to 29.5% for the six months ended September 27, 2014.

The following table details income from operations for our three business segments (dollars in thousands):

	Six Months Ended				% of Net Sales/ Revenue for the Six Months Ended
	September 26, 2015	September 27, 2014	$ Change	% Change	September 26, 2015	September 27, 2014
Income from operations:
Retail	$220,833	$270,023	$(49,190)	(18.2)%	20.9%	27.7%
Wholesale	263,190	274,324	(11,134)	(4.1)%	26.9%	29.8%
Licensing	37,686	37,982	(296)	(0.8)%	46.0%	48.0%
Income from operations	$521,709	$582,329	$(60,620)	(10.4)%	24.7%	29.5%
Retail
Income from operations for our retail segment declined $49.2 million, or 18.2%, to $220.8 million during the six months ended September 26, 2015, compared to $270.0 million for the six months ended September 27, 2014. Income from operations as a percentage of net retail sales declined by approximately 680 basis points to 20.9% during the six months ended September 26, 2015. The decrease in retail income from operations as a percentage of net retail sales was primarily due to an increase in operating expenses as a percentage of net retail sales of approximately 460 basis points, as well as due to the decrease in gross profit margin, as previously discussed, during the six months ended September 26, 2015, as compared to the six months ended September 27, 2014. The increase in operating expenses as a percentage of net retail sales was largely due to increased retail store-related costs and corporate allocated expenses, as well as higher depreciation and amortization expense, primarily attributable to new store openings.
Wholesale
Income from operations for our wholesale segment declined $11.1 million, or 4.1%, to $263.2 million during the six months ended September 26, 2015, compared to $274.3 million for the six months ended September 27, 2014. Income from operations as a percentage of net wholesale sales decreased approximately 290 basis points to 26.9% during the six months ended September 26, 2015. The decrease in wholesale income from operations as a percentage of wholesale net sales was primarily due to a net increase in operating expenses as a percentage of net wholesale sales of approximately 160 basis points, which was primarily due to increased corporate allocated expenses and increased depreciation expenses. The decrease in wholesale income from operations as a percentage of wholesale net sales was also attributable to a lower wholesale gross profit margin, as previously discussed.
Licensing
Income from operations for our licensing segment declined $0.3 million, or 0.8%, to $37.7 million during the six months ended September 26, 2015, compared to $38.0 million for the six months ended September 27, 2014. Income from operations as a percentage of licensing revenue increased approximately 200 basis points to 46.0% during the six months ended September 26, 2015. The decline in licensing income from operations as a percentage of licensing revenue was due to a increased operating expenses as a percentage of licensing revenue during the six months ended September 26, 2015, as compared to the six months ended September 27, 2014. This increase in operating expenses as a percentage of licensing revenue was primarily due to increased corporate allocated expenses and selling expenses, partially offset by lower advertising costs as a percentage of licensing revenue.
Other Expense (Income), net
During the six months ended September 26, 2015, other expense of $0.9 million was comprised of $0.9 million of losses related to our joint venture, which were recorded under equity method of accounting prior to obtaining controlling interest in MK Panama during the second quarter of Fiscal 2016. During the six months ended September 27, 2014, other income of $1.3 million included $0.3 million in income earned on MK Panama under the equity method of accounting and $1.0 million in income related to our anti-counterfeiting efforts.

Foreign Currency Losses
We recognized foreign currency losses of $2.1 million and $3.5 million, respectively, during the six months ended September 26, 2015 and September 27, 2014. These losses were primarily attributable to mark-to-market of our forward foreign currency contracts not designated as accounting hedges. The foreign currency losses also included gains and losses on the revaluation and settlement of certain of our accounts payable in currencies other than the functional currency of the applicable reporting units, as well the remeasurement of dollar-denominated intercompany loans with certain of our subsidiaries.
Provision for Income Taxes
We recognized $151.0 million of income tax expense during the six months ended September 26, 2015, compared with $185.4 million for the six months ended September 27, 2014. Our effective tax rate for the six months ended September 26, 2015, was 29.1%, compared to 32.0% for the six months ended September 27, 2014. The decrease in our effective tax rate was primarily due to the increase in taxable income in certain of our non-U.S. subsidiaries (predominantly European operations), which are subject to lower statutory income tax rates, as well as state tax benefits recognized during the six months ended September 26, 2015.
Net Loss Attributable to Noncontrolling Interest
During the second quarter of Fiscal 2016, we recorded a net loss attributable to the noncontrolling interest in MK Panama of $0.3 million. This loss represents the share of MK Panama's income that is not attributable to the Company.
Net Income Attributable to MKHL
As a result of the foregoing, our net income declined $27.2 million, or 6.9%, to $367.5 million during the six months ended September 26, 2015, compared to $394.7 million for the six months ended September 27, 2014, which included unfavorable foreign currency effects of $23.9 million.
Liquidity and Capital Resources
Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, along with borrowings available under our credit facility (see below discussion regarding “Senior Unsecured Revolving Credit Facility”) and available cash and cash equivalents. Our primary use of this liquidity is to fund our ongoing cash requirements, including working capital requirements, global retail store construction, expansion and renovation, construction and renovation of shop-in-shops, investment in information systems infrastructure, expansion of our distribution and corporate facilities, share repurchases and other corporate activities. We believe that the cash generated from our operations, together with borrowings available under our revolving credit facility and available cash and cash equivalents, will be sufficient to meet our working capital needs for the next 12 months, including investments made and expenses incurred in connection with our store growth plans, shop-in-shop growth, investments in corporate and distribution facilities, continued systems development, as well as e-commerce and marketing initiatives. We spent $193.5 million on capital expenditures during the three months ended September 26, 2015, and expect to spend approximately $206.5 million on capital expenditures during the remainder of Fiscal 2016.

The following table sets forth key indicators of our liquidity and capital resources (in thousands):

	As of
	September 26, 2015	March 28, 2015
Balance Sheet Data:
Cash and cash equivalents	$431,541	$978,922
Working capital	1,237,094	1,687,350
Total assets	2,419,960	2,691,893

	Six Months Ended
	September 26, 2015	September 27, 2014
Cash Flows Provided By (Used In):
Operating activities (1)	$392,866	$198,853
Investing activities	(202,545)	(172,403)
Financing activities	(735,984)	36,759
Effect of exchange rate changes	(1,718)	(5,422)
Net (decrease) increase in cash and cash equivalents (1)	$(547,381)	$57,787

(1)
The above cash flow information for the three months ended September 27, 2014 reflects the reclassification of credit card receivable balances of $16.6 million and $16.0 million as of September 27, 2014 and March 28, 2015 respectively, from accounts receivable to cash and cash equivalents to conform to the current-period presentation.

Cash Provided by Operating Activities
Cash provided by operating activities increased $194.0 million to $392.9 million during the six months ended September 26, 2015, as compared to $198.9 million for the six months ended September 27, 2014. The increase in cash flows from operating activities is primarily due to an increase related to changes in our working capital, primarily due to the timing of cash payments, cash collections and inventory receipts, as well as higher net income after non-cash adjustments.
Cash Used in Investing Activities
Net cash used in investing activities increased $30.1 million to $202.5 million during the six months ended September 26, 2015, as compared to $172.4 million during the six months ended September 27, 2014. The decline in cash from investing activities was primarily due to increased capital expenditures of $36.0 million as a result of the build-out of our new retail stores and shop-in-shops, as well as investments in our information technology, distribution system enhancements, corporate offices and various other improvements to our infrastructure. This decrease was partially offset by a $3.1 million increase in cash in connection with our acquisition of controlling interest in MK Panama during the six months ended September 26, 2015, which was previously accounted for as an equity method investment, as well as a $2.8 million decline in cash used in connection with lease rights (key money) for new stores opened during the six months ended September 26, 2015, as compared to the six months ended September 27, 2014.
Cash (Used in) Provided by Financing Activities
Net cash used in financing activities was $736.0 million for the six months ended September 26, 2015, as compared to net cash provided by financing activities of $36.8 million for the six months ended September 27, 2014. The $772.8 million decline in cash from financing activities was primarily attributable to increased cash payments of $750.0 million in connection with the repurchase of our ordinary shares, as well as a $22.7 million decline in proceeds from our share option arrangements.

Revolving Credit Facility
Senior Unsecured Revolving Credit Facility
On February 8, 2013, we entered into a senior unsecured credit facility (“2013 Credit Facility”). Pursuant to the agreement, the 2013 Credit Facility provides for up to $200.0 million of borrowings, and expires on February 8, 2018. The agreement also provides for loans and letters of credit to our European subsidiaries of up to $100.0 million. The 2013 Credit Facility contains financial covenants, such as requiring an adjusted leverage ratio of 3.5 to 1.0 (with the ratio being total consolidated indebtedness plus 8.0 times consolidated rent expense to EBITDA plus consolidated rent expense) and a fixed charges coverage ratio of 2.0 to 1.0 (with the ratio being EBITDA plus consolidated rent expense to the sum of fixed charges plus consolidated rent expense), restricts and limits additional indebtedness, and restricts the incurrence of additional liens and cash dividends. As of September 26, 2015, we were in compliance with all of our covenants covered under this agreement.
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
As of September 26, 2015 and March 28, 2015, there were no borrowings outstanding under the 2013 Credit Facility, and there were no amounts borrowed during the three-month and six-month periods ended September 26, 2015 and September 27, 2014. As of September 26, 2015, there were stand-by letters of credit of $11.0 million outstanding. As of September 26, 2015, the amount available for future borrowings was $189.0 million.
See Note 17 to the accompanying notes to the consolidated financial statements for a description of the new senior unsecured revolving credit facility entered into on October 29, 2015.
Share Repurchase Program
On October 30, 2014, our Board of Directors authorized a $1.0 billion share repurchase program for a period of two years. On May 20, 2015, our Board of Directors authorized the repurchase of up to an additional $500.0 million under our existing share repurchase program and extended the program through May 2017. During the six months ended September 26, 2015, we repurchased 16,384,737 shares at a cost of $750.0 million under our share-repurchase program through open market transactions. As of September 26, 2015, the remaining availability under our share repurchase program was $258.1 million.
On November 3, 2015, our Board of Directors authorized a further increase in the share repurchase program of up to an additional $500 million of our ordinary shares and extended the program through March 2018.
We also have in place a “withhold to cover” repurchase program, which allows us to withhold ordinary shares from certain executive officers to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards. During the six-month periods ended September 26, 2015 and September 27, 2014, we withheld 22,540 shares and 11,022 shares, respectively, at a cost of $1.1 million and $1.0 million, respectively, in satisfaction of minimum tax withholding obligations relating to the vesting of restricted share awards.
Contractual Obligations and Commercial Commitments

As of September 26, 2015, our lease commitments were as follows (in millions):

	Remainder of	Fiscal	Fiscal	Fiscal 2021
Fiscal year ending	Fiscal 2016	2017-2018	2019-2020	and Thereafter	Total
Operating leases	$102.0	$419.0	$403.0	$833.9	$1,757.9
Refer to the “Contractual Obligations and Commercial Commitments” disclosure within the "Liquidity and Capital Resources" section of our Fiscal 2015 Form 10-K for a detailed disclosure of our other contractual obligations and commitments as of March 28, 2015.

Off-Balance Sheet Arrangements
We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. In addition to the commitments in the above table, our off-balance sheet commitments relating to our outstanding letters of credit were $11.0 million at September 26, 2015. We do not have any other off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.
Recent Accounting Pronouncements
See Note 2 to the accompanying interim consolidated financial statements for recently issued accounting standards, which may have an impact on our financial statements and/or disclosures upon adoption.
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
Foreign Currency Exchange Risk
We are exposed to risks on certain purchase commitments to foreign suppliers based on the value of our purchasing subsidiaries local currency relative to the currency requirement of the supplier on the date of the commitment. As such, we enter into forward currency exchange contracts that generally mature in 12 months or less and are consistent with the related purchase commitments. These contracts are recorded at fair value in our consolidated balance sheets as either an asset or liability, and are derivative contracts to hedge cash flow risks. Certain of these contracts are designated as hedges for hedge accounting purposes, while certain of these contracts, currently a relatively small portion, are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of the majority of these contracts at the balance sheet date are recorded in our equity as a component of accumulated other comprehensive income, and upon maturity (settlement) are recorded in, or reclassified into, our cost of goods sold or operating expenses, in our consolidated statement of operations, as applicable to the transactions for which the forward currency exchange contracts were established. For those contracts which are designated as hedges for accounting purposes, any portion of those contracts deemed ineffective would be charged to earnings, in the period the ineffectiveness was determined.
We perform a sensitivity analysis on our forward currency contracts, both designated and not designated as hedges for accounting purposes, to determine the effects of fluctuations in foreign currency exchange rates. For this sensitivity analysis, we assume a hypothetical change in U.S. dollar against foreign exchange rates. Based on all foreign currency exchange contracts outstanding as of September 26, 2015, a 10% appreciation or devaluation of the U.S. dollar compared to the level of foreign currency exchange rates for currencies under contract as of September 26, 2015, would result in a net increase and decrease of approximately $22 million and $21 million, respectively, in the fair value of these contracts.
Interest Rate Risk
We are exposed to interest rate risk in relation to our 2013 Credit Facility. Our 2013 Credit Facility carries interest rates that are tied to LIBOR and the prime rate, among other institutional lending rates (depending on the particular origination of borrowing), and therefore our statements of operations and cash flows are exposed to changes in those interest rates. At September 26, 2015 and March 28, 2015, there were no balances outstanding on our 2013 Credit Facility, which is not indicative of future balances that may be subject to fluctuations in interest rates. Any increases in the applicable interest rate(s) would cause an increase to the interest expense on our 2013 Credit Facility relative to any outstanding balance at that date.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) as of September 26, 2015. This evaluation was performed based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), the 2013 Framework. Based on this assessment, our CEO and CFO concluded that our disclosure controls and procedures as of September 26, 2015 are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 26, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
Please refer to our Annual Report on Form 10-K for the fiscal year ended March 28, 2015, for a detailed discussion of certain risk factors that could materially adversely affect the Company’s business, operating results and/or financial condition. There are no material changes to the risk factors previously disclosed, except as noted below, nor has the Company identified any previously undisclosed risks that could materially adversely affect the Company’s business, operating results and/or financial condition.
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
We face additional risks with respect to our strategy to expand internationally, including our efforts to further grow and expand our operations in Europe, Asia and Latin America. Specifically, during the second half of Fiscal 2016, we plan to transition the currently licensed business in South Korea to a wholly owned operation. We may not be able to successfully integrate the business of any licensee that we acquire into our own business or achieve any expected cost savings or synergies from such integration. Furthermore, we may have difficulty integrating any new or reacquired businesses into our operations, hiring and retaining qualified key employees, or otherwise successfully managing such expansion. In addition, in July 2015, we obtained a controlling interest in our joint venture in Latin America (MK Panama) causing us to consolidate this joint venture into our operations beginning with the second quarter of Fiscal 2016. As a result of our controlling interest in MK Panama, we may incur additional charges which could negatively affect our operating results or financial condition, and we may not realize a satisfactory return on our investment. Our joint venture also exposes us to risks to the extent that our joint venture partner may have economic or business interests or goals that are inconsistent with ours; take actions contrary to our policies or objectives; experience financial or other difficulties; or be unable or unwilling to fulfull their obligations under the joint venture agreement, any of which could negatively impact our business, financial condition and operating results.
Finally, there are some countries where we do not yet have significant operating experience, and in most of these countries we face established competitors with significantly more operating experience in those locations. Many countries have different operational characteristics, including, but not limited to, employment and labor, transportation, logistics, real estate (including lease terms) and local reporting or legal requirements. Furthermore, consumer demand and behavior, as well as tastes and purchasing trends may differ in these countries and, as a result, sales of our product may not be successful, or the margins on those sales may not be in line with those we currently anticipate. In addition, in many of these countries there is significant competition to attract and retain experienced and talented employees. If our international expansion plans are unsuccessful, it could have a material adverse effect on our business, financial condition and operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
On October 30, 2014, the Company’s Board of Directors authorized a $1 billion share repurchase program, which authorized the repurchase of the Company’s shares for a period of two years. On May 20, 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $500 million under the Company’s existing share repurchase program and extended the program through May 2017. On November 3, 2015, the Company's Board of Directors authorized a further increase in the share repurchase program of up to an additional $500 million of the Company's ordinary shares and extended the program through March 2018. The Company also has in place a “withhold to cover” repurchase program, which allows the Company to withhold ordinary shares from certain executive officers to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards.
The following table provides information of the Company’s ordinary shares repurchased during the three months ended September 26, 2015:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximated Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
June 28 - July 25	—	$—	—	$658,051,191
July 6 - August 22	5,751,794	$43.45	5,751,794	$408,162,126
August 23 - September 26	3,672,591	$40.87	3,672,591	$258,051,227
	9,424,385	$42.44	9,424,385
ITEM 6. EXHIBITS
a. Exhibits
See accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 5, 2015.

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

101.1
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 26, 2015, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.