Form 10-Q
period 2015-12-26
Michael Kors Holdings Ltd
filed 2016-02-03
CIK 1530721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 26, 2015
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
As of January 27, 2016, Michael Kors Holdings Limited had 179,430,966 ordinary shares outstanding.

TABLE OF CONTENTS

		Page No.
	PART I FINANCIAL INFORMATION
Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets (unaudited) as of December 26, 2015 and March 28, 2015	3

	Condensed Consolidated Statements Operations and Comprehensive Income (unaudited) for the three months and nine months ended December 26, 2015 and December 27, 2014	4

	Condensed Consolidated Statements of Shareholders’ Equity (unaudited) for the nine months ended December 26, 2015	5

	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended December 26, 2015 and December 27, 2014	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	41

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 6.	Exhibits	43

Signatures		44

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	December 26, 2015	March 28, 2015
Assets
Current assets
Cash and cash equivalents	$696,823	$978,922
Receivables, net	301,632	363,419
Inventories	588,295	519,908
Prepaid expenses and other current assets	74,921	127,443
Total current assets	1,661,671	1,989,692
Property and equipment, net	739,863	562,934
Intangible assets, net	66,363	61,541
Goodwill	23,215	14,005
Deferred tax assets	24,019	22,958
Other assets	19,086	33,498
Total assets	$2,534,217	$2,684,628
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$190,740	$142,818
Accrued payroll and payroll related expenses	49,236	62,869
Accrued income taxes	33,306	25,507
Accrued expenses and other current liabilities	149,788	95,146
Total current liabilities	423,070	326,340
Deferred rent	104,407	88,320
Deferred tax liabilities	4,269	6,966
Long-term debt	3,977	—
Other long-term liabilities	18,571	22,037
Total liabilities	554,294	443,663
Commitments and contingencies
Shareholders’ equity
Ordinary shares, no par value; 650,000,000 shares authorized; 207,358,367 shares issued and 179,406,768 outstanding at December 26, 2015; 206,486,699 shares issued and 199,656,833 outstanding at March 28, 2015	—	—
Treasury shares, at cost (27,951,599 shares at December 26, 2015 and 6,829,866 shares at March 28, 2015)	(1,450,114)	(497,724)
Additional paid-in capital	692,758	636,732
Accumulated other comprehensive loss	(97,915)	(66,804)
Retained earnings	2,830,810	2,168,761
Total shareholders’ equity of MKHL	1,975,539	2,240,965
Noncontrolling interest	4,384	—
Total equity	1,979,923	2,240,965
Total liabilities and shareholders’ equity	$2,534,217	$2,684,628
See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
Net sales	$1,341,678	$1,263,226	$3,375,766	$3,159,932
Licensing revenue	55,801	51,500	137,669	130,553
Total revenue	1,397,479	1,314,726	3,513,435	3,290,485
Cost of goods sold	565,509	514,583	1,413,401	1,273,682
Gross profit	831,970	800,143	2,100,034	2,016,803
Selling, general and administrative expenses	377,648	344,174	1,036,286	915,443
Depreciation and amortization	45,014	37,492	132,731	100,554
Total operating expenses	422,662	381,666	1,169,017	1,015,997
Income from operations	409,308	418,477	931,017	1,000,806
Other (income) expense, net	(54)	188	840	(1,161)
Interest expense, net	632	116	1,116	147
Foreign currency losses	136	1,163	2,255	4,711
Income before provision for income taxes	408,594	417,010	926,806	997,109
Provision for income taxes	114,398	113,335	265,437	298,728
Net income	294,196	303,675	661,369	698,381
Less: Net loss attributable to noncontrolling interest	(390)	—	(708)	—
Net income attributable to MKHL	$294,586	$303,675	$662,077	$698,381

Weighted average ordinary shares outstanding:
Basic	182,176,452	202,668,541	189,336,957	203,627,688
Diluted	184,851,616	205,647,816	192,143,422	206,752,103
Net income per ordinary share attributable to MKHL:
Basic	$1.62	$1.50	$3.50	$3.43
Diluted	$1.59	$1.48	$3.45	$3.38

Statements of Comprehensive Income:
Net income	$294,196	$303,675	$661,369	$698,381
Foreign currency translation adjustments	(11,999)	(22,220)	(7,771)	(46,824)
Net (losses) gains on derivatives	(4,739)	2,769	(23,300)	13,327
Comprehensive income	277,458	284,224	630,298	664,884
Less: Net loss attributable to noncontrolling interest	(390)	—	(708)	—
Less: Other comprehensive income attributable to noncontrolling interest	29	—	40	—
Comprehensive income attributable to MKHL	$277,819	$284,224	$630,966	$664,884
See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity of MKHL	Non-controlling Interest	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at March 28, 2015	206,487	$—	$636,732	(6,830)	$(497,724)	$(66,804)	$2,168,761	$2,240,965	$—	$2,240,965
Net income (loss)	—	—	—	—	—	—	662,077	662,077	(708)	661,369
Other comprehensive (loss) income	—	—	—	—	—	(31,111)	—	(31,111)	40	(31,071)
Total comprehensive income (loss)	—	—	—	—	—	—	—	630,966	(668)	630,298
Fair value of noncontrolling interest in MK Panama upon obtaining control	—	—	—	—	—	—	—	—	5,052	5,052
Forfeitures of restricted shares, net	(43)	—	—	—	—	—	—	—	—	—
Exercise of employee share options and vesting of restricted stock units	914	—	6,506	—	—	—	—	6,506	—	6,506
Equity compensation expense	—	—	38,705	—	—	—	—	38,705	—	38,705
Tax benefits on exercise of share options	—	—	10,815	—	—	—	—	10,815	—	10,815
Purchase of treasury shares	—	—	—	(21,122)	(952,390)	—	—	(952,390)	—	(952,390)
Other	—	—	—	—	—	—	(28)	(28)	—	(28)
Balance at December 26, 2015	207,358	$—	$692,758	(27,952)	$(1,450,114)	$(97,915)	$2,830,810	$1,975,539	$4,384	$1,979,923
See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	December 26, 2015	December 27, 2014
Cash flows from operating activities
Net income	$661,369	$698,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132,731	100,554
Equity compensation expense	38,705	33,445
Deferred income taxes	(971)	(8,636)
Amortization of deferred rent	1,984	3,933
Loss on disposal of fixed assets	2,277	1,802
Amortization of deferred financing costs	637	560
Tax benefits on exercise of share options	(10,815)	(40,220)
Foreign currency losses	3,684	165
Loss on joint venture	982	242
Change in assets and liabilities:
Receivables, net	55,140	(22,548)
Inventories	(65,611)	(125,251)
Prepaid expenses and other current assets	34,248	(42,340)
Other assets	(428)	(8,993)
Accounts payable	47,193	34,881
Accrued expenses and other current liabilities	50,026	63,728
Other long-term liabilities	9,574	19,297
Net cash provided by operating activities	960,725	709,000
Cash flows from investing activities
Capital expenditures	(290,206)	(282,733)
Purchase of intangible assets	(9,414)	(26,150)
Cash received, net of cash consideration paid to obtain controlling interest in MK Panama	4,104	—
Investments in joint venture	(982)	(2,940)
Net cash used in investing activities	(296,498)	(311,823)
Cash flows from financing activities
Repayments of debt obligations	(198,012)	—
Borrowings under credit facility	192,450	—
Repurchase of treasury shares	(952,390)	(403,255)
Tax benefits on exercise of share options	10,815	40,220
Exercise of employee share options	6,506	10,060
Other financing activities	(28)	—
Net cash used in financing activities	(940,659)	(352,975)
Effect of exchange rate changes on cash and cash equivalents	(5,667)	(12,566)
Net (decrease) increase in cash and cash equivalents	(282,099)	31,636
Beginning of period	978,922	971,194
End of period	$696,823	$1,002,830
Supplemental disclosures of cash flow information
Cash paid for interest	$427	$537
Cash paid for income taxes	$205,846	$315,608
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$45,614	$25,790
See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Business and Basis of Presentation
Michael Kors Holdings Limited (“MKHL,” and together with its subsidiaries, the “Company”) was incorporated in the British Virgin Islands (“BVI”) on December 13, 2002. The Company is a leading designer, marketer, distributor and retailer of branded women’s apparel and accessories and men’s apparel bearing the Michael Kors tradename and related trademarks “MICHAEL KORS,” “MICHAEL MICHAEL KORS,” and various other related trademarks and logos. The Company’s business consists of retail, wholesale and licensing segments. Retail operations consist of collection stores and lifestyle stores, including concessions and outlet stores, located primarily in the Americas (United States, Canada and Latin America), Europe and Japan, as well as e-commerce. Wholesale revenues are principally derived from major department and specialty stores located throughout the Americas and Europe, as well as certain of our licensees in Asia. The Company licenses its trademarks on products such as fragrances, beauty, eyewear, leather goods, jewelry, watches, coats, men’s suits, swimwear, furs and ties, as well as through geographic licenses.
The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements as of December 26, 2015, and for the three and nine months ended December 26, 2015 and December 27, 2014, are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with U.S. GAAP. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended March 28, 2015, as filed with the Securities and Exchange Commission on May 27, 2015, in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full fiscal year.
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
The Company utilizes a 52 to 53 week fiscal year ending on the Saturday closest to March 31. As such, the term “Fiscal Year” or “Fiscal” refers to the 52-week or 53-week period, ending on that day. Fiscal year 2016 will contain 53 weeks, whereas Fiscal 2015 contained 52 weeks. The results for the three and nine months ended December 26, 2015 and December 27, 2014, are based on 13-week and 26-week periods, respectively.
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
Derivative Financial Instruments
The Company uses forward currency exchange contracts to manage its exposure to fluctuations in foreign currency for certain transactions. The Company in its normal course of business enters into transactions with foreign suppliers and seeks to minimize risks related to these transactions. The Company employs these forward currency contracts to hedge the Company’s cash flows, as they relate to foreign currency transactions. Certain of these contracts are designated as hedges for accounting purposes, while others remain undesignated. All of the Company’s derivative instruments are recorded in the Company’s consolidated balance sheets at fair value on a gross basis, regardless of their hedge designation.
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

The components of the calculation of basic net income per ordinary share and diluted net income per ordinary share are as follows (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
Numerator:
Net income attributable to MKHL	$294,586	$303,675	$662,077	$698,381
Denominator:
Basic weighted average shares	182,176,452	202,668,541	189,336,957	203,627,688
Weighted average dilutive share equivalents:
Share options, restricted shares/units, and performance restricted share units	2,675,164	2,979,275	2,806,465	3,124,415
Diluted weighted average shares	184,851,616	205,647,816	192,143,422	206,752,103
Basic net income per share	$1.62	$1.50	$3.50	$3.43
Diluted net income per share	$1.59	$1.48	$3.45	$3.38
Share equivalents of 2,148,276 shares and 2,339,441 shares, respectively, have been excluded from the above calculations for the three and nine months ended December 26, 2015 due to their anti-dilutive effect. During the three and nine months ended December 27, 2014, share equivalents of 1,202,819 shares and 821,206 shares, respectively, have been excluded from the above calculations due to their anti-dilutive effect.
Recent Accounting Pronouncements — The Company has considered all new accounting pronouncements and has concluded that, with the exception of the below, there are no new pronouncements that are currently expected to have a material impact on results of operations, financial condition, or cash flows.
In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes," which eliminated the prior requirement to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. ASU 2015-17 will require all deferred tax assets and liabilities to be classified as noncurrent. ASU 2015-17 is effective beginning with the Company's Fiscal 2018, with earlier application permitted. The Company elected to early adopt ASU 2015-17 during the third quarter of Fiscal 2016 on a retrospective basis. As of March 28, 2015, previously recorded current deferred tax assets and liabilities of $27.7 million and $3.7 million, respectively, were subject to reclassification to noncurrent. The Company's balance sheet as of March 28, 2015 also reflects a $7.3 million reclassification between total deferred tax assets and deferred tax liabilities due to the fact that jurisdictional netting is not impacted by ASU 2015-17.
In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments," which simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments and requiring such adjustments to be recognized in the reporting period in which they are determined. ASU 2015-16 requires disclosures of any amounts that would have been recorded in previous reporting periods if the adjustment was recognized as of the acquisition date. ASU 2015-16 is effective beginning with the Company's Fiscal 2017, with earlier application permitted, and should be applied prospectively. The Company is currently evaluating the impact of ASU 2015-15 on its consolidated financial statements.
In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." The new guidance requires inventory accounted for using the average cost or first-in first-out method ("FIFO") to be measured at the lower of cost or net realizable value, replacing the current requirement to value inventory at the lower of cost or market. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016 and should be applied prospectively, with earlier application permitted. The Company does not expect that ASU No. 2015-11 will have a material impact on its financial statements.
In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” ASU 2014-12 requires that a performance target under stock-based compensation arrangements that could be achieved after the service period is treated as a performance condition and not reflected in the grant-date fair value of the award. Rather, the related compensation cost should be recognized when it becomes probable that the performance targets will be achieved. ASU 2014-12 is effective beginning with the

Company’s fiscal year 2017, with early adoption and retrospective application permitted. The Company does not expect that ASU 2014-12 will have a material impact on its consolidated financial statements.
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
3. Acquisition of Controlling Interest in a Joint Venture
During the second quarter of Fiscal 2016, the Company made contributions to MK Panama totaling $18.5 million, consisting of cash consideration of $3.0 million and the elimination of liabilities owed to the Company of $15.5 million, which increased the Company's ownership interest to 75%. As a result of obtaining controlling interest in MK Panama, which was previously accounted for under the equity method of accounting, the Company began consolidating MK Panama into its operations during the second quarter of Fiscal 2016. The additional ownership interest provides the Company with more direct control over its operations in Latin America and will allow it to better manage its opportunities in the region.
The Company accounted for its acquisition of controlling interest in MK Panama as a business combination during the second quarter of Fiscal 2016. The following table summarizes the fair values of the assets acquired and liabilities and non-controlling interest assumed as of the date the Company obtained control of MK Panama, reflective of certain post-closing working capital adjustments (in thousands):

June 28, 2015
Current assets	$25,922
Fixed assets	6,374
Customer relationship intangible assets	2,000
Goodwill	9,210
Debt obligations	(9,539)
Other liabilities	(2,333)
Total fair value of net assets of MK Panama	31,634
Fair value of preexisting interest in MK Panama	8,107
Non-controlling interest	5,052
Fair value of consideration provided	$18,475
In connection with this acquisition, the Company recorded non-deductible goodwill of $9.2 million, of which $8.0 million and $1.2 million was assigned to the Company's retail and wholesale segments, respectively. The customer relationship intangible assets are being amortized over 10 years. The amount recorded in the Company's consolidated statement of operations in connection with the revaluation of its prior interest in MK Panama was not material.
The Company is in the process of finalizing estimates related to the cash and non-cash consideration provided in connection with obtaining controlling interest in MK Panama, which could result in further measurement period adjustments.

4. Receivables, net
Receivables, net consist of (in thousands):

	December 26, 2015	March 28, 2015
Trade receivables:
Credit risk assumed by factors/insured	$342,155	$374,150
Credit risk retained by Company	65,239	67,530
Receivables due from licensees	34,262	11,763
	441,656	453,443
Less allowances:	(140,024)	(90,024)
	$301,632	$363,419
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
The allowance for doubtful accounts is determined through analysis of periodic aging of receivables for which credit risk is not assumed by the factors, or which are not covered by insurance, and assessments of collectability based on an evaluation of historic and anticipated trends, the financial conditions of the Company’s customers and the impact of general economic conditions. The past due status of a receivable is based on its contractual terms. Amounts deemed uncollectible are written off against the allowance when it is probable the amounts will not be recovered. Allowances for doubtful accounts were $0.9 million and $0.7 million, at December 26, 2015 and March 28, 2015, respectively.
5. Property and Equipment, net
Property and equipment, net consist of (in thousands):

	December 26, 2015	March 28, 2015
Leasehold improvements	$390,043	$294,225
In-store shops	234,895	189,308
Furniture and fixtures	201,596	160,178
Computer equipment and software	151,418	104,372
Equipment	81,113	73,609
Land	15,099	—
	1,074,164	821,692
Less: accumulated depreciation and amortization	(438,098)	(337,755)
	636,066	483,937
Construction-in-progress	103,797	78,997
	$739,863	$562,934
Depreciation and amortization of property and equipment for the three and nine months ended December 26, 2015 was $43.2 million and $126.8 million, respectively. Depreciation and amortization of property and equipment for the three and nine months ended December 27, 2014 was $35.7 million and $95.2 million, respectively.

6. Current Assets and Current Liabilities
Prepaid expenses and other current assets consist of the following (in thousands):

	December 26, 2015	March 28, 2015
Prepaid taxes	$22,774	$60,637
Prepaid rent	13,295	11,681
Leasehold incentive receivable	8,169	12,289
Unrealized gains on forward foreign exchange contracts	3,408	25,004
Other	27,275	17,832
	$74,921	$127,443
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 26, 2015	March 28, 2015
Other taxes payable	$45,764	$20,202
Accrued rent	26,757	27,058
Gift cards and retail store credits	13,193	8,170
Accrued advertising	9,039	5,653
Professional services	6,430	7,347
Advance royalties	3,123	5,081
Accrued litigation	1,446	5,539
Unrealized loss on forward foreign exchange contracts	1,261	600
Other	42,775	15,496
	$149,788	$95,146
7. Debt Obligations
Senior Unsecured Revolving Credit Facility
On October 29, 2015, the Company entered into an amended and restated senior unsecured revolving credit facility ("2015 Credit Facility") with, among others, JPMorgan Chase Bank, N.A. ("JPMorgan Chase"), as administrative agent, which replaced its existing 2013 senior unsecured revolving credit facility ("2013 Credit Facility"). The Company and a U.S., Canadian, Dutch and Swiss subsidiary are the borrowers under the 2015 Credit Facility. The borrowers and certain material subsidiaries of the Company provide unsecured guarantees of the 2015 Credit Facility. The 2015 Credit Facility provides for up to $1.0 billion in borrowings, which may be denominated in U.S. Dollars and other currencies, including Euros, Canadian Dollars, Pounds Sterling, Japanese Yen and Swiss Francs. The 2015 Credit Facility also provides for the issuance of letters of credit of up to $75.0 million and swing line loans of up to $50.0 million. The Company has the ability to expand its borrowing availability under the 2015 Credit Facility by up to an additional $500.0 million, subject to the agreement of the participating lenders and certain other customary conditions. The 2015 Credit Facility expires on October 29, 2020.
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
The 2015 Credit Facility requires the Company to maintain a leverage ratio at the end of each fiscal quarter of no greater than 3.5 to 1. Such leverage ratio is calculated as the ratio of the sum of total indebtedness as of the date of the measurement plus 6.0 times the consolidated rent expense for the last four consecutive fiscal quarters, to Consolidated EBITDAR for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined as consolidated net income plus income tax expense, net interest expense, depreciation and amortization expense, consolidated rent expense and other non-cash charges, subject to certain deductions. The 2015 Credit Facility also includes covenants that limit additional indebtedness, guarantees, liens, acquisitions and other investments and cash dividends that are customary for financings of this type. As of December 26, 2015, the Company was in compliance with all covenants related to this agreement.
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
As of December 26, 2015 and March 28, 2015, there were no borrowings outstanding under the 2015 Credit Facility or the prior 2013 Credit Facility. At December 26, 2015, stand-by letters of credit of $10.5 million were outstanding under the 2015 Credit Facility. At December 26, 2015, the amount available for future borrowings was $989.5 million.
Debt Obligations of MK Panama
During the second quarter of Fiscal 2016, the Company obtained controlling interest in MK Panama and began to consolidate its financial results into its operations (see Note 3 for additional information). MK Panama's debt obligations included on the Company's consolidated balance sheet as of December 26, 2015 are as follows (in thousands):

4.75% loan, due April 6, 2020 from Banco General de Panama	$1,855
5.0% loan (see Note 15)	2,000
Other	122
Total long-term debt	$3,977
8. Commitments and Contingencies
Leases
Future minimum lease payments as of December 26, 2015 under the terms of the Company's noncancelable operating lease agreements are as follows (in thousands):

Remainder of Fiscal 2016	$53,146
Fiscal 2017	213,851
Fiscal 2018	213,309
Fiscal 2019	205,444
Fiscal 2020	201,548
Thereafter	846,006
$1,733,304

Contingencies
In the ordinary course of business, the Company is party to various legal proceedings and claims. Although the outcome of such items cannot be determined with certainty, the Company’s management does not believe that the outcome of all pending legal proceedings in the aggregate will have a material adverse effect on its cash flow, results of operations or financial position.
Refer to the Contractual Obligations and Commercial Commitments disclosure within the Liquidity section of the Fiscal 2015 Form 10-K for a detailed disclosure of other commitments and contractual obligations as of March 28, 2015.
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
At December 26, 2015 and March 28, 2015, the fair values of the Company’s foreign currency forward contracts, the Company’s only derivative instruments, were determined using broker quotations, which were calculations derived from observable market information: the applicable currency rates at the balance sheet date and those forward rates particular to the contract at inception. The Company makes no adjustments to these broker obtained quotes or prices but assesses the credit risk of the counterparty and would adjust the provided valuations for counterparty credit risk when appropriate. The fair values of the forward contracts are included in prepaid expenses and other current assets, and in accrued expenses and other current liabilities in the consolidated balance sheets, depending on whether they represent assets or (liabilities) to the Company, as detailed in Note 10. All contracts are measured and recorded at fair value on a recurring basis and are categorized in Level 2 of the fair value hierarchy, as shown in the following table (in thousands):

	Fair value at December 26, 2015 using:			Fair value at March 28, 2015 using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts- Euro	$—	$2,148	$—	$—	$23,590	$—
Foreign currency forward contracts- Canadian Dollar	—	—	—	—	1,404	—
Foreign currency forward contracts- U.S. Dollar	—	(1)	—	—	(590)	—
Total	$—	$2,147	$—	$—	$24,404	$—
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
The following table details the fair value of the Company’s derivative contracts, which are recorded on a gross basis in the consolidated balance sheets as of December 26, 2015 and March 28, 2015 (in thousands):

			Fair Values
	Notional Amounts		Current Assets (1)		Current Liabilities (2)
	December 26, 2015	March 28, 2015	December 26, 2015	March 28, 2015	December 26, 2015	March 28, 2015
Designated forward currency exchange contracts	$244,895	$226,090	$3,408	$23,590	$1,261	$522
Undesignated forward currency exchange contracts	—	25,788	—	1,414	—	78
Total	$244,895	$251,878	$3,408	$25,004	$1,261	$600

(1)	Recorded within prepaid expenses and other current assets in the Company’s consolidated balance sheets.

(2)	Recorded within accrued expenses and other current liabilities in the Company’s consolidated balance sheets.
Changes in the fair value of the effective portion of the Company’s forward foreign currency exchange contracts that are designated as accounting hedges are recorded in equity as a component of accumulated other comprehensive income, and are reclassified from accumulated other comprehensive income into earnings when the items underlying the hedged transactions are recognized into earnings, as a component of cost of sales within the Company’s consolidated statements of operations. The following tables summarize the impact of the effective portion of gains and losses of the forward contracts designated as hedges for the three month and nine month periods ended December 26, 2015 and December 27, 2014 (in thousands):

	Three Months Ended
	December 26, 2015		December 27, 2014
	Pre-Tax Gain Recognized in OCI (Effective Portion)	Less: Pre-Tax Gain Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax Gain Recognized in OCI (Effective Portion)	Less: Pre-Tax Gain Reclassified from Accumulated OCI into Earnings (Effective Portion)
Forward currency exchange contracts	$542	$5,792	$5,095	$1,956

	Nine Months Ended
	December 26, 2015		December 27, 2014
	Pre-Tax Loss Recognized in OCI (Effective Portion)	Less: Pre-Tax Gain Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax Gain Recognized in OCI (Effective Portion)	Less: Pre-Tax Gain Reclassified from Accumulated OCI into Earnings (Effective Portion)
Forward currency exchange contracts	$(17,770)	$8,174	$15,607	$573
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
The Company recognized net losses related to changes in the fair value of undesignated forward foreign currency exchange contracts of $0.1 million and $1.5 million, respectively, during the three months and nine months ended December 26, 2015, and net gains of less than $0.1 million and $0.2 million, respectively, during the three months and nine months ended December 27, 2014, within foreign currency gains (losses) in the Company’s consolidated statement of operations.

11. Shareholders’ Equity
Share Repurchase Program
On October 30, 2014, the Company’s Board of Directors authorized a $1.0 billion share repurchase program, which authorized the repurchase of the Company’s shares for a period of two years. On May 20, 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $500.0 million under the Company’s existing share repurchase program and extended the program through May 2017. On November 3, 2015, the Company's Board of Directors authorized a further increase in the share repurchase program of up to an additional $500.0 million of the Company's ordinary shares and extended the program through March 2018. During the nine months ended December 26, 2015 and December 27, 2014, the Company repurchased 21,066,858 shares and 631,297 shares, respectively, at a cost of $950.0 million and $44.9 million, respectively, under its share-repurchase program through open market transactions. As of December 26, 2015, the remaining availability under the Company’s share repurchase program was $558.1 million.
On November 14, 2014, the Company entered into a $355.0 million accelerated share repurchase program (the “ASR program”) with a major financial institution (the “ASR Counterparty”) to repurchase the Company’s ordinary shares. Under the ASR program, the Company paid $355.0 million to the ASR Counterparty and received 4,437,516 of its ordinary shares from the ASR Counterparty, which represents 100% of the shares expected to be purchased pursuant to the ASR program, based on an initial share price determination. The ASR program also contained a forward contract indexed to the Company’s ordinary shares whereby additional shares would be delivered to the Company by January 29, 2015 (the settlement date) if the share price declined from the initial share price, limited to a stated share price “floor.” The total number of shares repurchased/acquired is determined on final settlement, with the additional shares reacquired based on the volume-weighted average price of the Company’s ordinary shares, less a discount, during the repurchase period, subject to aforementioned price floor (with no additional cash payment required). The ASR program was accounted for as a treasury stock repurchase, reducing the number of ordinary shares outstanding as of December 27, 2014 by 4,437,516 shares initially repurchased. The forward contract was accounted for as an equity instrument.
The Company also has in place a “withhold to cover” repurchase program, which allows the Company to withhold ordinary shares from certain executive officers to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards. During the nine month periods ended December 26, 2015 and December 27, 2014, the Company withheld 54,875 shares and 40,787 shares, respectively, at a cost of $2.4 million and $3.3 million, respectively, in satisfaction of minimum tax withholding obligations relating to the vesting of restricted share awards.

12. Accumulated Other Comprehensive Income
The following table details changes in the components of accumulated other comprehensive income, net of taxes for the nine month periods ended December 26, 2015 and December 27, 2014, respectively (in thousands):

	Foreign Currency Translation (Losses) Gains	Net Gains (Losses) on Derivatives (1)	Total Accumulated Other Comprehensive (Loss) Income
Balance at March 29, 2014	$(4,775)	$(1,598)	$(6,373)
Other comprehensive (loss) income before reclassifications	(46,824)	13,891	(32,933)
Less: net gains reclassified from AOCI to earnings (2)	—	564	564
Other comprehensive (loss) income net of tax	(46,824)	13,327	(33,497)
Balance at December 27, 2014	$(51,599)	$11,729	$(39,870)

Balance at March 28, 2015	$(96,068)	$29,264	$(66,804)
Other comprehensive loss before reclassifications	(7,771)	(15,933)	(23,704)
Less: net gains reclassified from AOCI to earnings (2)	—	7,367	7,367
Other comprehensive loss, net of tax	(7,771)	(23,300)	(31,071)
Balance at December 26, 2015	$(103,839)	$5,964	$(97,875)
Less: other comprehensive income attributable to noncontrolling interest	40	—	40
Other comprehensive (loss) income attributable to MKHL	$(103,879)	$5,964	$(97,915)

(1)
Accumulated other comprehensive income balance related to net gains on derivative financial instruments as of December 26, 2015 and March 28, 2015 is net of tax provisions of $0.7 million and $3.3 million, respectively. Other comprehensive income (loss) before reclassifications related to derivative financial instruments for the nine months ended December 26, 2015 and December 27, 2014 is net of tax benefit of $1.8 million and tax provision of $1.7 million, respectively.

(2)
Reclassified amounts relate to the Company’s forward foreign currency exchange contracts for inventory purchases and are recorded within cost of goods sold in the Company’s consolidated statements of operations. The amounts reclassified from other comprehensive income for the three months and nine months ended December 26, 2015 are net of tax provisions of $0.6 million and $0.8 million, respectively, which are recorded within income tax expense in the Company’s consolidated statements of operations. The related tax effects recorded in the prior year periods were not material.

13.     Share-Based Compensation
The Company issues equity grants to certain employees and directors of the Company at the discretion of the Company’s Compensation Committee. The Company has two equity plans, one adopted in Fiscal 2008, the Michael Kors (USA), Inc. Stock Option Plan (as amended and restated, the “2008 Plan”), and the other adopted in the third fiscal quarter of Fiscal 2012, the Michael Kors Holdings Limited Omnibus Incentive Plan (the “2012 Plan”). The 2008 Plan only provided for grants of share options and was authorized to issue up to 23,980,823 ordinary shares. As of December 26, 2015, there were no shares available to grant equity awards under the 2008 Plan. The 2012 Plan allows for grants of share options, restricted shares and restricted share units, and other equity awards, and authorizes a total issuance of up to 15,246,000 ordinary shares. At December 26, 2015, there were 9,229,040 ordinary shares available for future grants of equity awards under the 2012 Plan. Option grants issued from the 2008 Plan generally expire ten years from the date of the grant, and those issued under the 2012 Plan generally expire seven years from the date of the grant.

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
The following table summarizes the share option activity during the nine months ended December 26, 2015:

	Number of Options	Weighted Average Exercise Price
Outstanding at March 28, 2015	7,187,003	$23.14
Granted	515,430	$47.07
Exercised	(901,528)	$7.11
Canceled/forfeited	(217,637)	$50.50
Outstanding at December 26, 2015	6,583,268	$26.31
The weighted average grant date fair value for options granted during the three and nine month periods ended December 26, 2015 was $11.92 and $14.35, respectively, and for the three and nine month periods ended December 27, 2014 was $22.25 and $28.09 respectively.
The following table represents assumptions used to estimate the fair value of options:

	Three Months Ended		Nine Months Ended
	December 26 2015	December 27 2014	December 26 2015	December 27 2014
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility factor	30.8%	32.8%	31.1%	33.2%
Weighted average risk-free interest rate	1.3%	1.5%	1.6%	1.5%
Expected life of option	4.75 years	4.75 years	4.75 years	4.75 years
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

The following table summarizes the restricted share activity during the nine months ended December 26, 2015:

	Restricted Shares
	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at March 28, 2015	770,592	$68.77
Granted	—	$—
Vested	(324,705)	$50.50
Canceled/forfeited	(42,519)	$80.63
Unvested at December 26, 2015	403,368	$82.22
The following table summarizes the restricted share unit activity during the nine months ended December 26, 2015:

	Service-based		Performance-based
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Unvested at March 28, 2015	35,940	$66.26	317,201	$76.69
Granted	1,026,055	$46.41	287,476	$47.10
Vested	(12,659)	$56.28	—	$—
Canceled/forfeited	(36,427)	$47.67	(21,551)	$80.74
Unvested at December 26, 2015	1,012,909	$46.94	583,126	$61.95
Share-Based Compensation Expense
The following table summarizes compensation expense attributable to share-based compensation for the three months and nine months ended December 26, 2015 and December 27, 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
Share-based compensation expense	$12,841	$11,866	$38,705	$33,445
Tax benefits related to share-based compensation expense	$4,311	$4,420	$13,067	$12,264
Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate to date. The estimated value of future forfeitures for equity grants as of December 26, 2015 is approximately $1.8 million.
14. Segment Information
The Company operates its business through three operating segments—Retail, Wholesale and Licensing—which are based on its business activities and organization. The operating segments are segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources, as well as in assessing performance. The primary key performance indicators are net sales or revenue (in the case of Licensing) and operating income for each segment. The Company’s reportable segments represent channels of distribution that offer similar merchandise, customer experience and sales/marketing strategies. The Company’s Retail segment includes sales through the Company owned stores, including “Collection,” “Lifestyle” including “concessions,” and outlet stores located throughout the Americas (U.S., Canada and Latin America), Europe, and Japan, as well as the Company’s e-commerce sales. Products sold through the Retail segment include women’s apparel, accessories (which include handbags and small leather goods such as wallets), men's apparel, footwear and licensed products, such as watches, jewelry, fragrances and beauty, and eyewear. The Wholesale segment includes sales primarily to major department stores and specialty shops throughout the Americas, Europe and Asia. Products sold through the Wholesale segment include accessories (which include handbags and small leather goods such as wallets), footwear and women’s and men’s apparel. We also have wholesale arrangements pursuant to which we sell products to certain of our licensees, including our licensees in Asia (which were previously reported within our Americas wholesale operations). The Licensing segment includes royalties earned on licensed products and use of the Company’s trademarks, and rights granted to third parties for the right to sell the Company’s products in certain geographic regions such as the Middle East, Eastern Europe, throughout all of Asia (excluding Japan), as well as Australia. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. Corporate overhead expenses are allocated to the segments based upon specific usage or other allocation methods.
The Company has allocated $13.3 million, $8.0 million and $1.9 million of its recorded $23.2 million goodwill as of December 26, 2015 to its Wholesale, Retail and Licensing segments, respectively. See Note 3 for goodwill recorded upon the Company's acquisition of controlling interest in MK Panama during the second quarter of Fiscal 2016. As of March 28, 2015, the Company's goodwill balance of $14.0 million was allocated $12.1 million and $1.9 million to the Company's Wholesale and Licensing segments, respectively. The Company does not have identifiable assets separated by segment.

The following table presents the key performance information of the Company’s reportable segments (in thousands):

	Three Months Ended		Nine Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
Revenue:
Net sales: Retail	$766,225	$689,388	$1,822,340	$1,665,209
Wholesale	575,453	573,838	1,553,426	1,494,723
Licensing	55,801	51,500	137,669	130,553
Total revenue	$1,397,479	$1,314,726	$3,513,435	$3,290,485
Income from operations:
Retail	$212,856	$214,928	$433,689	$484,951
Wholesale	160,269	170,487	423,459	444,811
Licensing	36,183	33,062	73,869	71,044
Income from operations	$409,308	$418,477	$931,017	$1,000,806
Depreciation and amortization expense for each segment are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
Depreciation and amortization:
Retail	$27,308	$22,414	$80,798	$62,401
Wholesale	17,383	15,007	50,897	37,505
Licensing	323	71	1,036	648
Total depreciation and amortization	$45,014	$37,492	$132,731	$100,554
Total revenue (as recognized based on country of origin), and long-lived assets by geographic location of the consolidated Company are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
Revenue:
The Americas (U.S., Canada and L. America)(1)	$1,062,016	$1,057,281	$2,627,526	$2,578,396
Europe	275,992	241,415	736,176	664,836
Asia	59,471	16,030	149,733	47,253
Total revenue	$1,397,479	$1,314,726	$3,513,435	$3,290,485

	As of
	December 26, 2015	March 28, 2015
Long-lived assets:
The Americas (U.S., Canada and Latin America)(1)	$518,488	$443,816
Europe	263,173	169,243
Asia	24,565	11,416
Total Long-lived assets	$806,226	$624,475

(1)
Net revenues earned in the U.S. were $997.7 million and $2.469 billion, respectively, during the three months and nine months ended December 26, 2015 and were $998.5 million and $2.426 billion, respectively, during the three months and nine months ended December 27, 2014. Long-lived assets located in the U.S. as of December 26, 2015 and March 28, 2015 were $483.1 million and $418.8 million, respectively.

15. Agreements with Shareholders and Related Party Transactions
The Company’s Chief Creative Officer, Michael Kors, and the Company’s Chief Executive Officer, John Idol, have an ownership interest in Michael Kors Far East Holdings Limited, a BVI company. On April 1, 2011, the Company entered into certain licensing agreements with certain subsidiaries of Michael Kors Far East Holdings Limited (the “Licensees”), which provide the Licensees with certain exclusive rights for use of the Company’s trademarks within China, Hong Kong, Macau and Taiwan, and to import, sell, advertise and promote certain of the Company’s products in these regions, as well as to own and operate stores which bear the Company’s tradenames. The agreements between the Company and the Licensees expire on March 31, 2041, and may be terminated by the Company at certain intervals if certain minimum sales benchmarks are not met. Royalties earned under these agreements were approximately $2.0 million and $5.3 million, respectively, during the three months and nine months ended December 26, 2015, and $1.2 million and $3.1 million, respectively, during the three months and nine months ended December 27, 2014. These royalties were driven by Licensee sales (of the Company’s goods) to their customers of approximately $45.4 million and $120.3 million, respectively, during the three months and nine months ended December 26, 2015, and $28.2 million and $70.2 million, respectively, during the three months and nine months ended December 27, 2014. In addition, the Company sells certain inventory items to the Licensees through its wholesale segment at terms consistent with those of similar licensees in the region. During the three months and nine months ended December 26, 2015, amounts recognized as net sales in the Company’s consolidated statements of operations and comprehensive income related to these sales were approximately $19.1 million and $49.1 million, respectively, and were $12.4 million and $24.8 million, respectively, during the three months and nine months ended December 27, 2014. As of December 26, 2015 and March 28, 2015, the Company’s total accounts receivable from this related party were $17.6 million and $6.5 million, respectively.
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
Beginning in the third quarter of Fiscal 2016, an executive officer of our Company shares a household with an employee of one of our suppliers of fixtures for our shop-in-shops, retail stores and showrooms, and therefore, such employee may be deemed to be an immediate family member of the executive officer for purposes of federal securities laws. During the three months and nine months ended December 26, 2015, purchases from this supplier reflected in the Company's consolidated financial statements were $2.7 million and $3.2 million, respectively, and were $0.3 million and $0.5 million, respectively, during the three months and nine months ended December 27, 2014. Amounts payable to this supplier as of December 26, 2015 and March 28, 2015 were $2.3 million and less than $0.1 million, respectively.
16. Non-cash Investing Activities
Significant non-cash investing activities during the nine months ended December 26, 2015 included $15.5 million of non-cash consideration comprised of liabilities owed to the Company, which were converted into additional equity interest in MK Panama. Significant non-cash investing activities also included the non-cash allocation of the fair value of the net assets acquired in connection with the Company obtaining controlling interest in MK Panama. See Note 3 for additional information.
There were no other significant non-cash investing or financing activities during the fiscal periods presented.

17. Subsequent Events
On January 1, 2016, the Company acquired direct control of its previously licensed business in South Korea upon the related license expiration. In connection with the acquisition, the Company acquired certain net assets (including inventory and fixed assets) from the Company's former licensee in exchange for cash consideration of approximately $3.6 million. The Company will account for this acquisition as a business combination and will consolidate the South Korean business into its operations beginning with the fourth quarter of Fiscal 2016. The Company is in the process of finalizing the related purchase price allocation and accounting.

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
We operate our business in three segments—retail, wholesale and licensing—and we have a strategically controlled global distribution network focused on company-operated retail stores, leading department stores, specialty stores and select licensing partners. As of December 26, 2015, our retail segment included 392 retail stores in the Americas (including concessions), 231 international retail stores (including concessions) throughout Europe and Japan and our e-commerce sites in the United States (“U.S.”) and Canada. As of December 26, 2015, our wholesale segment included wholesale sales through approximately 1,567 department store doors and 904 specialty store doors in the Americas and wholesale sales through approximately 1,285 specialty store doors and 256 department store doors internationally. Our remaining revenue is generated through our licensing segment, through which we license to third parties certain production, sales and/or distribution rights. During the nine months ended December 26, 2015, our licensing segment accounted for approximately 3.9% of our total revenue and consisted of royalties earned on licensed products and our geographic licenses.
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
Certain Factors Affecting Financial Condition and Results of Operations
Establishing brand identity and enhancing global presence. We intend to continue to increase our international presence and global brand recognition through the formation of various joint ventures with international partners, and continuing with our international licensing arrangements. We feel this is an efficient method for continued penetration into the global luxury goods market, especially for markets where we have yet to establish a substantial presence. In addition, our growth strategy includes assuming direct control of certain international operations, which allows us to better manage our growth opportunities in the related regions. During the second quarter of Fiscal 2016, we made additional capital contributions to our Latin American joint venture, MK (Panama) Holdings, S.A. and subsidiaries (“MK Panama”), obtaining a 75% controlling interest in MK Panama. As such, we began to consolidate MK Panama into our operations beginning with the second quarter of Fiscal 2016 (see Note 3 to the accompanying consolidated financial statements for additional information). In addition, on January 1, 2016, we assumed direct control over the previously licensed business in South Korea.

Demand for Our Accessories and Related Merchandise. Our performance is affected by trends in the luxury goods industry, as well as shifts in demographics and changes in lifestyle preferences. While the accessible luxury retail and wholesale industry has been recently challenged by lower consumer traffic trends, promotional selling environment resulting from a channel shift, a decrease in tourist travel, restrained consumer spending, and other factors, we expect that our products will continue to be desired by our end-consumers.
Currency fluctuation and the Strengthening U.S. Dollar. Our consolidated operations are impacted by the relationships between our reporting currency, the U.S. dollar, and those of our non-U.S. subsidiaries whose functional/local currency is other than the U.S. dollar. The recent decline in the value of the Euro relative to the U.S. Dollar has impacted the conversion of the results of our European operations, as they are reported, which represent approximately 20% and 21%, respectively, of our consolidated revenue for the three months and nine month periods ended December 26, 2015. During the three months and nine months ended December 26, 2015, the Euro experienced declines in value relative to the U.S. Dollar of approximately 12% and 16%, respectively, compared to the same prior year periods. In addition, during the three months and nine months ended December 26, 2015, our results have been negatively impacted by declines of approximately 15% and 14%, respectively, in the Canadian Dollar and declines of approximately 6% and 13%, respectively, in Japanese Yen relative to the U.S. Dollar, compared to the same prior year period. We believe that these trends may continue for the remainder of the Fiscal 2016.
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

Segment Information
We generate revenue through three business segments: retail, wholesale and licensing. The following table presents our revenue and income from operations by segment for the three and nine months ended December 26, 2015 and December 27, 2014 (in thousands):

		Three Months Ended		Nine Months Ended
		December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
Revenue:
Net sales:	Retail	$766,225	$689,388	$1,822,340	$1,665,209
	Wholesale	575,453	573,838	1,553,426	1,494,723
Licensing		55,801	51,500	137,669	130,553
Total revenue		$1,397,479	$1,314,726	$3,513,435	$3,290,485
Income from operations:
Retail		$212,856	$214,928	$433,689	$484,951
Wholesale		160,269	170,487	423,459	444,811
Licensing		36,183	33,062	73,869	71,044
Income from operations		$409,308	$418,477	$931,017	$1,000,806
Retail
We sell our products, as well as licensed products bearing our name, directly to the end consumer through our retail stores and concessions throughout the Americas, Europe, and Japan, as well as through our e-commerce sites, including our U.S. e-commerce platform launched in September 2014 and our e-commerce site in Canada launched in April 2015. We have four primary retail store formats: collection stores, lifestyle stores, outlet stores and e-commerce. Our collection stores are located in highly prestigious shopping areas, while our lifestyle stores are located in well-populated commercial shopping locations and leading regional shopping centers. Our outlet stores, which are generally in outlet centers, extend our reach to additional consumer groups. In addition to these three retail store formats, we operate concessions in a select number of department stores in the Americas, Europe and Japan.
The following table presents the growth in our network of retail stores for the three and nine months ended December 26, 2015 and December 27, 2014:

	Three Months Ended		Nine Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
Full price retail stores including concessions:
Number of stores	455	359	455	359
Increase during period	28	30	82	80
Percentage increase vs. prior year	26.7%	32.0%	26.7%	32.0%
Total gross square footage	1,099,622	806,612	1,099,622	806,612
Average square footage per store	2,417	2,247	2,417	2,247
Outlet stores:
Number of stores	168	150	168	150
Increase during period	6	6	15	24
Percentage increase vs. prior year	12.0%	22.0%	12.0%	22.0%
Total gross square footage	617,546	495,057	617,546	495,057
Average square footage per store	3,676	3,300	3,676	3,300

The following table presents our retail stores by geographic location:

	As of
	December 26, 2015	December 27, 2014
Store count by region:
The Americas	392	337
Europe	171	125
Japan	60	47
Total	623	509
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
The following table presents the increase (decrease) in our network of wholesale doors during the three and nine months ended December 26, 2015 and December 27, 2014:

	Three Months Ended		Nine Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
Number of full-price wholesale doors	4,012	3,980	4,012	3,980
Increase (decrease) during period	19	20	(26)	252
Percentage increase vs. prior year	0.8%	10.6%	0.8%	10.6%
Licensing
We generate revenue through product and geographic licensing arrangements. Our product license agreements allow third parties to use our brand name and trademarks in connection with the manufacturing and sale of a variety of products, including watches, fragrances and beauty, eyewear and jewelry. In our product licensing arrangements, we take an active role in the design process, marketing and distribution of products under our brands. Our geographic licensing arrangements allow third parties to use our tradenames in connection with the retail and/or wholesale sales of our branded products in specific geographic regions. On January 1, 2016, our licensing agreement in South Korea expired and we acquired direct control of the related retail and wholesale operations.

Key Performance Indicators and Statistics
We use a number of key indicators of operating results to evaluate our performance, including the following (dollars in thousands):

	Three Months Ended		Nine Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
Total revenue	$1,397,479	$1,314,726	$3,513,435	$3,290,485
Gross profit as a percent of total revenue	59.5%	60.9%	59.8%	61.3%
Income from operations	$409,308	$418,477	$931,017	$1,000,806

Retail net sales - the Americas	$589,551	$551,840	$1,371,114	$1,296,398
Retail net sales - Europe	$151,173	$121,518	$383,741	$321,558
Retail net sales - Japan	$25,501	$16,030	$67,485	$47,253
(Decrease) increase in comparable store net sales	(0.9)%	8.6%	(5.6)%	15.4%

Wholesale net sales - the Americas	$440,051	$476,239	$1,175,316	$1,203,960
Wholesale net sales - Europe	$101,432	$97,599	$295,862	$290,763
Wholesale net sales - Asia	$33,970	$—	$82,248	$—
General Definitions for Operating Results
Net sales consist of sales from comparable retail stores and non-comparable retail stores, net of returns and markdowns, as well as those made to our wholesale customers, net of returns, discounts, markdowns and allowances.
Comparable store sales include sales from a store or e-commerce site that has been operating for one full year after the end of the first month of its operations. For stores that are closed, sales that were made in the final month of their operations (assuming closure prior to the fiscal month's end), are excluded from the calculation of comparable store sales. Additionally, sales for stores that are either relocated, or expanded by a square footage of 25% or greater, in any given fiscal year, are also excluded from the calculation of comparable store sales at the time of their move or interruption, until such stores have been in their new location, or are operating under their new size/capacity, for at least one full year after the end of the first month of their relocation or expansion. All comparable store sales are presented on a 52-week basis. Beginning with the first quarter of Fiscal 2016, comparable store sales are reported on a global basis, which better represents management’s view of our Company as an expanding global business.
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
Gross profit is total revenue (net sales plus licensing revenue) minus cost of goods sold. As a result of retail store operating and occupancy costs being excluded from our cost of goods sold, our gross profit may not be comparable to that of other entities that have chosen to include some or all of those expenses as a component of their gross profit.

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
Other (income) expense, net includes proceeds received related to our anti-counterfeiting efforts and equity income or loss earned on our joint venture (prior to obtaining controlling interest in MK Panama). Future amounts may include any miscellaneous activities not directly related to our operations.
Interest expense, net represents interest and fees on our revolving credit facilities and letters of credit (see “Liquidity and Capital Resources” for further detail on our credit facilities), as well as amortization of deferred financing costs, offset by interest earned on highly liquid investments (investments purchased with an original maturity of three months or less, classified as cash equivalents).
Foreign currency losses includes net gains or losses related to the mark-to-market (fair value) on our forward currency contracts not designated as accounting hedges and unrealized income or loss from the re-measurement of monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries.
Noncontrolling interest represents the portion of the equity ownership in MK Panama, which is not attributable to the Company. On June 28, 2015, the Company obtained a controlling interest in MK Panama and began to consolidate its financial results in the Company's operations.

Results of Operations
Comparison of the three months ended December 26, 2015 with the three months ended December 27, 2014
The following table details the results of our operations for the three months ended December 26, 2015 and for the three months ended December 27, 2014, and expresses the relationship of certain line items to total revenue as a percentage (dollars in thousands):

	Three Months Ended		$ Change	% Change	% of Total Revenue for the Three Months Ended
	December 26, 2015	December 27, 2014			December 26, 2015	December 27, 2014
Statements of Operations Data:
Net sales	$1,341,678	$1,263,226	$78,452	6.2%
Licensing revenue	55,801	51,500	4,301	8.4%
Total revenue	1,397,479	1,314,726	82,753	6.3%
Cost of goods sold	565,509	514,583	50,926	9.9%	40.5%	39.1%
Gross profit	831,970	800,143	31,827	4.0%	59.5%	60.9%
Selling, general and administrative expenses	377,648	344,174	33,474	9.7%	27.0%	26.2%
Depreciation and amortization	45,014	37,492	7,522	20.1%	3.2%	2.9%
Total operating expenses	422,662	381,666	40,996	10.7%	30.2%	29.0%
Income from operations	409,308	418,477	(9,169)	(2.2)%	29.3%	31.8%
Other (income) expense, net	(54)	188	(242)	(128.7)%	—%	—%
Interest expense	632	116	516	444.8%	—%	—%
Foreign currency losses	136	1,163	(1,027)	(88.3)%	—%	0.1%
Income before provision for income taxes	408,594	417,010	(8,416)	(2.0)%	29.2%	31.7%
Provision for income taxes	114,398	113,335	1,063	0.9%	8.2%	8.6%
Net income	294,196	303,675	(9,479)	(3.1)%
Less: Net loss attributable to noncontrolling interest	(390)	—	(390)	NM
Net income attributable to MKHL	$294,586	$303,675	$(9,089)	(3.0)%
___________________
NM Not meaningful
Total Revenue
Total revenue increased $82.8 million, or 6.3%, to $1.397 billion for the three months ended December 26, 2015, compared to $1.315 billion for the three months ended December 27, 2014, which included unfavorable foreign currency effects of $47.1 million, primarily related to the weakening of the Euro and the Canadian Dollar against the U.S. Dollar during the three months ended December 26, 2015 as compared to the same prior year period. On a constant currency basis, our total revenue increased $129.8 million, or 9.9%. The increase in our revenues was due to an increase in our non-comparable retail store sales.
The following table details revenues for our three business segments (dollars in thousands):

	Three Months Ended			% Change		% of Total Revenue for the Three Months Ended
	December 26, 2015	December 27, 2014	$ Change	As Reported	Constant Currency	December 26, 2015	December 27, 2014
Revenue:
Net sales: Retail	$766,225	$689,388	$76,837	11.1%	15.7%	54.8%	52.4%
Wholesale	575,453	573,838	1,615	0.3%	3.0%	41.2%	43.7%
Licensing	55,801	51,500	4,301	8.4%	8.4%	4.0%	3.9%
Total revenue	$1,397,479	$1,314,726	$82,753	6.3%	9.9%

Retail
Net sales from our retail stores increased $76.8 million, or 11.1%, to $766.2 million the three months ended December 26, 2015, compared to $689.4 million for the three months ended December 27, 2014, which included unfavorable foreign currency effects of $31.2 million. On a constant currency basis, net sales from our retail stores increased $108.0 million, or 15.7%. We operated 623 retail stores, including concessions, as of December 26, 2015, compared to 509 retail stores, including concessions, as of December 27, 2014.
During the three months ended December 26, 2015, our comparable store sales declined $5.2 million, or 0.9%, which included unfavorable foreign currency effects of $17.3 million. Our comparable store sales benefited approximately 380 basis points from the inclusion of the U.S. e-commerce sales in comparable store sales during the third quarter of Fiscal 2016. On a constant currency basis, our comparable store sales increased $12.1 million, or 2.0%, reflecting higher comparable store sales across all of our major geographies. The increase in our comparable store sales primarily reflected increased sales of accessories, partially offset by lower sales of apparel, watches and jewelry during the three months ended December 26, 2015 compared to the three months ended December 27, 2014.
Our non-comparable store sales increased $82.0 million during the three months ended December 26, 2015, which included unfavorable foreign currency effects of $13.9 million. On a constant currency basis, our non-comparable store sales increased $95.9 million, which was primarily attributable to operating 114 additional stores since December 27, 2014.
Wholesale
Net sales to our wholesale customers increased $1.6 million, or 0.3%, to $575.5 million for the three months ended December 26, 2015, compared to $573.8 million for the three months ended December 27, 2014, which included unfavorable foreign currency effects of $15.9 million. On a constant currency basis, our wholesale net sales increased $17.5 million, or 3.0%, primarily driven by increased sales from our footwear product line during the three months ended December 26, 2015, compared to the three months ended December 27, 2014.
Licensing
Royalties earned on our licensing agreements increased $4.3 million, or 8.4%, to $55.8 million for the three months ended December 26, 2015, compared to $51.5 million for the three months ended December 27, 2014. This increase was primarily attributable to higher revenues earned on licensing agreements related to sales of jewelry and eyewear, as well as higher international licensing revenues, partially offset by lower licensing revenues related to the sale of watches.
Gross Profit
Gross profit increased $31.8 million, or 4.0%, to $832.0 million for the three months ended December 26, 2015, compared to $800.1 million for the three months ended December 27, 2014, which included unfavorable foreign currency effects of $31.2 million. Gross profit as a percentage of total revenue declined 140 basis points to 59.5% during the three months ended December 26, 2015, compared to 60.9% during the three months ended December 27, 2014. This decrease was attributable to gross profit margin declines of 310 basis points from our retail segment and 50 basis points from our wholesale segment, which included unfavorable foreign currency translation effects of 20 basis points and 30 basis points, respectively. Excluding the effect of foreign currency, the decrease in gross profit margins from our retail segment was primarily attributable to an increase in promotional activity during the three months ended December 26, 2015, as compared to the three months ended December 27, 2014. The remaining decline in gross profit margin for our wholesale segment was primarily attributable to an increase in wholesale allowances during the three-months ended December 26, 2015, as compared to the three months ended December 27, 2014.
Total Operating Expenses
Total operating expenses increased $41.0 million, or 10.7%, to $422.7 million during the three months ended December 26, 2015, compared to $381.7 million for the three months ended December 27, 2014. Our operating expenses included a net favorable foreign currency impact of approximately $18.7 million. Total operating expenses increased to 30.2% as a percentage of total revenue for the three months ended December 26, 2015, compared to 29.0% for the three months ended December 27, 2014. The components that comprise total operating expenses are explained below.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $33.5 million, or 9.7%, to $377.6 million during the three months ended December 26, 2015, compared to $344.2 million for the three months ended December 27, 2014. The increase in selling, general and administrative expenses was primarily due to the following:

•
an increase of $27.4 million in retail store-related costs, including $11.9 million in occupancy costs and $8.3 million in compensation-related costs, primarily attributable to operating 623 retail stores versus 509 retail stores in the prior year period; and

•	an increase in corporate employee-related costs of $5.3 million, primarily due to an increase in our corporate staff to support our global growth.
Selling, general and administrative expenses as a percentage of total revenue increased to 27.0% during the three months ended December 26, 2015, compared to 26.2% for the three months ended December 27, 2014. The increase as a percentage of total revenue was primarily due to the increase in our retail store costs, partially offset by lower corporate overhead costs as a percentage of revenue during the three months ended December 26, 2015, as compared to the three months ended December 27, 2014.
Depreciation and Amortization
Depreciation and amortization increased $7.5 million, or 20.1%, to $45.0 million during the three months ended December 26, 2015, compared to $37.5 million for the three months ended December 27, 2014, primarily due to an increase in build-out of our new retail stores, new shop-in-shop locations, increase in lease rights related to our new European stores and investments in our corporate facilities and our information systems infrastructure to accommodate our growth. Depreciation and amortization increased to 3.2% as a percentage of total revenue during the three months ended December 26, 2015, compared to 2.9% for the three months ended December 27, 2014.
Income from Operations
As a result of the foregoing, income from operations declined $9.2 million, or 2.2%, to $409.3 million during the three months ended December 26, 2015, compared to $418.5 million for the three months ended December 27, 2014, which included unfavorable foreign currency effects of $12.5 million. Income from operations as a percentage of total revenue declined to 29.3% during the three months ended December 26, 2015, compared to 31.8% for the three months ended December 27, 2014.
The following table details income from operations for our three business segments (dollars in thousands):

	Three Months Ended				% of Net Sales/ Revenue for the Three Months Ended
	December 26, 2015	December 27, 2014	$ Change	% Change	December 26, 2015	December 27, 2014
Income from operations:
Retail	$212,856	$214,928	$(2,072)	(1.0)%	27.8%	31.2%
Wholesale	160,269	170,487	(10,218)	(6.0)%	27.9%	29.7%
Licensing	36,183	33,062	3,121	9.4%	64.8%	64.2%
Income from operations	$409,308	$418,477	$(9,169)	(2.2)%	29.3%	31.8%
Retail
Income from operations for our retail segment decreased $2.1 million, or 1.0%, to $212.9 million during the three months ended December 26, 2015, compared to $214.9 million for the three months ended December 27, 2014. Income from operations as a percentage of net retail sales declined by approximately 340 basis points to 27.8% during the three months ended December 26, 2015. The decrease in retail income from operations as a percentage of net retail sales was primarily due to the decrease in gross profit margin, as previously discussed, as well as an increase in operating expenses as a percentage of net retail sales of approximately 30 basis points during the three months ended December 26, 2015, as compared to the three months ended December 27, 2014. The increase in operating expenses as a percentage of net retail sales was largely attributable to increased retail store-related costs and higher depreciation expense primarily attributable to new store openings, largely offset by lower distribution and corporate allocated expenses as a percentage of retail net sales.

Wholesale
Income from operations for our wholesale segment decreased $10.2 million, or 6.0%, to $160.3 million during the three months ended December 26, 2015, compared to $170.5 million for the three months ended December 27, 2014. Income from operations as a percentage of net wholesale sales decreased approximately 180 basis points to 27.9% during the three months ended December 26, 2015. The decrease in wholesale income from operations as a percentage of wholesale net sales was primarily due to an increase in operating expenses as a percentage of net wholesale sales of approximately 130 basis points, which was primarily due to increased distribution costs, selling costs and depreciation expenses, partially offset by lower corporate allocated expenses. The decrease in wholesale income from operations as a percentage of wholesale net sales was also attributable to a lower wholesale gross profit margin, as previously discussed.
Licensing
Income from operations for our licensing segment increased $3.1 million, or 9.4%, to $36.2 million during the three months ended December 26, 2015, compared to $33.1 million for the three months ended December 27, 2014. Income from operations as a percentage of licensing revenue increased approximately 60 basis points to 64.8% during the three months ended December 26, 2015. The increase in licensing income from operations as a percentage of licensing revenue was due to lower operating expenses, including advertising costs, partially offset by increased costs related to protection of our intellectual property during the three months ended December 26, 2015, as compared to the three months ended December 27, 2014.
Foreign Currency Losses
We recognized foreign currency losses of $0.1 million and $1.2 million, respectively, during the three month periods ended December 26, 2015 and December 27, 2014. These losses were primarily attributable to mark-to-market of our forward foreign currency contracts not designated as accounting hedges. The foreign currency losses also included gains and losses on the revaluation and settlement of certain of our accounts payable in currencies other than the functional currency of the applicable reporting units, as well as the remeasurement of dollar-denominated intercompany loans with certain of our subsidiaries.
Provision for Income Taxes
We recognized $114.4 million of income tax expense during the three months ended December 26, 2015, compared to $113.3 million for the three months ended December 27, 2014. Our effective tax rate for the three months ended December 26, 2015, was 28.0%, compared to 27.2% for the three months ended December 27, 2014. The increase in our effective tax rate was primarily due to the absence of the prior-year favorable settlement of certain instruments in connection with our international income tax structuring, partially offset by the increase in taxable income in certain of our non-U.S. subsidiaries (predominantly European operations), which are subject to lower statutory income tax rates and state tax benefits recognized during the three months ended December 26, 2015. Given that certain of our non-U.S. operations have become consistently profitable, we expect them to continue to favorably impact our consolidated effective tax rate.
Our effective tax rate may fluctuate from time to time due to the effects of changes in U.S. state and local taxes and tax rates in foreign jurisdictions. In addition, factors such as the geographic mix of earnings, enacted tax legislation and the results of various global tax strategies, may also impact our effective tax rate in future periods.
Net Loss Attributable to Noncontrolling Interest
During the three months ended December 26, 2015, we recorded a net loss attributable to the noncontrolling interest in MK Panama of $0.4 million. This loss represents the share of MK Panama's income that is not attributable to the Company.
Net Income Attributable to MKHL
As a result of the foregoing, our net income attributable to MKHL declined $9.1 million, or 3.0%, to $294.6 million during the three months ended December 26, 2015, compared to $303.7 million for the three months ended December 27, 2014, which included unfavorable foreign currency effects of $11.2 million.

Results of Operations
Comparison of the nine months ended December 26, 2015 with the nine months ended December 27, 2014
The following table details the results of our operations for the nine months ended December 26, 2015 and for the nine months ended December 27, 2014, and expresses the relationship of certain line items to total revenue as a percentage (dollars in thousands):

	Nine Months Ended		$ Change	% Change	% of Total Revenue for the Nine Months Ended
	December 26, 2015	December 27, 2014			December 26, 2015	December 27, 2014
Statements of Operations Data:
Net sales	$3,375,766	$3,159,932	$215,834	6.8%
Licensing revenue	137,669	130,553	7,116	5.5%
Total revenue	3,513,435	3,290,485	222,950	6.8%
Cost of goods sold	1,413,401	1,273,682	139,719	11.0%	40.2%	38.7%
Gross profit	2,100,034	2,016,803	83,231	4.1%	59.8%	61.3%
Selling, general and administrative expenses	1,036,286	915,443	120,843	13.2%	29.5%	27.8%
Depreciation and amortization	132,731	100,554	32,177	32.0%	3.8%	3.1%
Total operating expenses	1,169,017	1,015,997	153,020	15.1%	33.3%	30.9%
Income from operations	931,017	1,000,806	(69,789)	(7.0)%	26.5%	30.4%
Other expense (income), net	840	(1,161)	2,001	(172.4)%	—%	—%
Interest expense, net	1,116	147	969	NM	—%	—%
Foreign currency losses	2,255	4,711	(2,456)	(52.1)%	0.1%	0.1%
Income before provision for income taxes	926,806	997,109	(70,303)	(7.1)%	26.4%	30.3%
Provision for income taxes	265,437	298,728	(33,291)	(11.1)%	7.6%	9.1%
Net income	661,369	698,381	(37,012)	(5.3)%
Less: Net loss attributable to noncontrolling interest	(708)	—	(708)	NM
Net income attributable to MKHL	$662,077	$698,381	$(36,304)	(5.2)%
___________________________
NM Not meaningful
Total Revenue
Total revenue increased $223.0 million, or 6.8%, to $3.513 billion for the nine months ended December 26, 2015, compared to $3.290 billion for the nine months ended December 27, 2014, which included unfavorable foreign currency effects of $159.8 million primarily related to the weakening of the Euro, the Canadian Dollar and the Japanese Yen against the U.S. Dollar during the nine months ended December 26, 2015 as compared to the same prior year period. On a constant currency basis, our total revenue increased $382.7 million, or 11.6%. The increase in our revenues was primarily due to an increase in our non-comparable retail store sales and wholesale sales, partially offset by lower comparable retail store sales.
The following table details revenues for our three business segments (dollars in thousands):

	Nine Months Ended			% Change		% of Total Revenue for the Nine Months Ended
	December 26, 2015	December 27, 2014	$ Change	As Reported	Constant Currency	December 26, 2015	December 27, 2014
Revenue:
Net sales: Retail	$1,822,340	$1,665,209	$157,131	9.4%	15.5%	51.9%	50.6%
Wholesale	1,553,426	1,494,723	58,703	3.9%	7.9%	44.2%	45.4%
Licensing	137,669	130,553	7,116	5.5%	5.5%	3.9%	4.0%
Total revenue	$3,513,435	$3,290,485	$222,950	6.8%	11.6%

Retail
Net sales from our retail stores increased $157.1 million, or 9.4%, to $1.822 billion for the nine months ended December 26, 2015, compared to $1.665 billion for the nine months ended December 27, 2014, which included unfavorable foreign currency effects of $100.7 million. On a constant currency basis, net sales from our retail stores increased $257.8 million, or 15.5%. We operated 623 stores, including concessions, as of December 26, 2015, compared to 509 retail stores, including concessions, as of December 27, 2014.
During the nine months ended December 26, 2015, our comparable store sales declined $78.3 million, or 5.6%, which included unfavorable foreign currency effects of $56.4 million. Our comparable store sales reflected a 160 basis point favorable impact from the inclusion of U.S. e-commerce sales in comparable store sales during the third quarter of Fiscal 2016. On a constant currency basis, our comparable store sales declined $21.9 million, or 1.6%, primarily driven by lower comparable store sales from our retail business in the Americas, partially offset by increased comparable store sales from our international businesses. The decline in our comparable store sales primarily reflected lower sales of watches, apparel, and jewelry, partially offset by increased sales of accessories during the nine months ended December 26, 2015 compared to the nine months ended December 27, 2014.
Our non-comparable store sales increased $235.4 million during the nine months ended December 26, 2015, which included unfavorable foreign currency effects of $44.3 million. On a constant currency basis, our non-comparable store sales increased $279.7 million. Approximately 81% of this sales growth was attributable to operating 114 additional stores since December 27, 2014 and approximately 19% was attributable to non-comparable sales from our e-commerce sites in the Americas, which included our U.S. e-commerce store sales through the second quarter of Fiscal 2016.
Wholesale
Net sales to our wholesale customers increased $58.7 million, or 3.9%, to $1.553 billion for the nine months ended December 26, 2015, compared to $1.495 billion for the nine months ended December 27, 2014, which included unfavorable foreign currency effects of $59.1 million. On a constant currency basis, our wholesale net sales increased $117.8 million, or 7.9%. The increase in our wholesale net sales was primarily driven by increased sales from our accessories, womenswear and footwear product lines during the nine months ended December 26, 2015, as compared to the nine months ended December 27, 2014.
Licensing
Royalties earned on our licensing agreements increased $7.1 million, or 5.5%, to $137.7 million for the nine months ended December 26, 2015, compared to $130.6 million for the nine months ended December 27, 2014. This increase was primarily attributable to higher revenues earned on licensing agreements related to the sales of jewelry, eyewear and outerwear, as well as higher international licensing revenues, partially offset by lower licensing revenues related to the sale of watches.
Gross Profit
Gross profit increased $83.2 million, or 4.1%, to $2.100 billion for the nine months ended December 26, 2015, compared to $2.017 billion for the nine months ended December 27, 2014, which included unfavorable foreign currency effects of $107.8 million. Gross profit as a percentage of total revenue declined 150 basis points to 59.8% during the nine months ended December 26, 2015, compared to 61.3% during the nine months ended December 27, 2014. This decrease was attributable to gross profit margin declines of 260 basis points from our retail segment and 100 basis points from our wholesale segment. The decrease in gross profit margin from our retail segment was primarily due to an increase in promotional activity during the nine months ended December 26, 2015, as compared to the nine months ended December 27, 2014. The decrease in profit margin on our wholesale segment was primarily due to an increase in wholesale allowances during the nine months ended December 26, 2015, as compared to the nine months ended December 27, 2014.
Total Operating Expenses
Total operating expenses increased $153.0 million, or 15.1%, to $1.169 billion during the nine months ended December 26, 2015, compared to $1.016 billion for the nine months ended December 27, 2014. Our operating expenses included a net favorable foreign currency impact of approximately $67.4 million. Total operating expenses increased to 33.3% as a percentage of total revenue for the nine months ended December 26, 2015, compared to 30.9% for the nine months ended December 27, 2014. The components that comprise total operating expenses are explained below.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $120.8 million, or 13.2%, to $1.036 billion during the nine months ended December 26, 2015, compared to $915.4 million for the nine months ended December 27, 2014. The increase in selling, general and administrative expenses was primarily due to the following:

•
an increase of $78.4 million in retail store-related costs, including $38.1 million in occupancy costs, $18.1 million in compensation-related costs and $8.7 million in store advertising and promotional spending. This increase was primarily attributable to our growth to 623 retail stores from 509 in the prior year period and operating our e-commerce sites in the Americas for the full nine month period in Fiscal 2016;

•	an increase in corporate employee-related costs of $22.6 million, primarily due to an increase in our corporate staff to support our global growth;

•	an increase in selling costs of approximately $7.4 million, and

•	an increase in corporate occupancy-related costs of $6.5 million.
Selling, general and administrative expenses as a percentage of total revenue increased to 29.5% during the nine months ended December 26, 2015, compared to 27.8% for the nine months ended December 27, 2014. The increase as a percentage of total revenue was primarily due to the increase in our retail store and corporate overhead costs during the nine months ended December 26, 2015, as compared to the nine months ended December 27, 2014.
Depreciation and Amortization
Depreciation and amortization increased $32.2 million, or 32.0%, to $132.7 million during the nine months ended December 26, 2015, compared to $100.6 million for the nine months ended December 27, 2014, primarily due to an increase in build-out of our new retail stores, new shop-in-shop locations, increase in lease rights related to our new European stores and investments in our corporate facilities and our information systems infrastructure to accommodate our growth. Depreciation and amortization increased to 3.8% as a percentage of total revenue during the nine months ended December 26, 2015, compared to 3.1% for the nine months ended December 27, 2014.
Income from Operations
As a result of the foregoing, income from operations decreased $69.8 million or 7.0%, to $931.0 million during the nine months ended December 26, 2015, compared to $1.001 billion for the nine months ended December 27, 2014, which included unfavorable foreign currency effects of $40.4 million. Income from operations as a percentage of total revenue declined to 26.5% during the nine months ended December 26, 2015, compared to 30.4% for the nine months ended December 27, 2014.
The following table details income from operations for our three business segments (dollars in thousands):

	Nine Months Ended				% of Net Sales/ Revenue for the Nine Months Ended
	December 26, 2015	December 27, 2014	$ Change	% Change	December 26, 2015	December 27, 2014
Income from operations:
Retail	$433,689	$484,951	$(51,262)	(10.6)%	23.8%	29.1%
Wholesale	423,459	444,811	(21,352)	(4.8)%	27.3%	29.8%
Licensing	73,869	71,044	2,825	4.0%	53.7%	54.4%
Income from operations	$931,017	$1,000,806	$(69,789)	(7.0)%	26.5%	30.4%
Retail
Income from operations for our retail segment declined $51.3 million, or 10.6%, to $433.7 million during the nine months ended December 26, 2015, compared to $485.0 million for the nine months ended December 27, 2014. Income from operations as a percentage of net retail sales declined by approximately 530 basis points to 23.8% during the nine months ended December 26, 2015. The decrease in retail income from operations as a percentage of net retail sales was primarily due to an increase in operating expenses as a percentage of net retail sales of approximately 270 basis points, as well as due to the decrease in gross profit margin, as previously discussed, during the nine months ended December 26, 2015, as compared to the nine months ended December 27,

2014. The increase in operating expenses as a percentage of net retail sales was largely due to increased retail store-related costs and higher depreciation expense, primarily attributable to new store openings.
Wholesale
Income from operations for our wholesale segment declined $21.4 million, or 4.8%, to $423.5 million during the nine months ended December 26, 2015, compared to $444.8 million for the nine months ended December 27, 2014. Income from operations as a percentage of net wholesale sales decreased approximately 250 basis points to 27.3% during the nine months ended December 26, 2015. The decrease in wholesale income from operations as a percentage of wholesale net sales was primarily due to a net increase in operating expenses as a percentage of net wholesale sales of approximately 150 basis points, which was largely attributable to increased selling and corporate allocated expenses, as well as increased depreciation expenses. The decrease in wholesale income from operations as a percentage of wholesale net sales was also attributable to a lower wholesale gross profit margin, as previously discussed.
Licensing
Income from operations for our licensing segment increased $2.8 million, or 4.0%, to $73.9 million during the nine months ended December 26, 2015, compared to $71.0 million for the nine months ended December 27, 2014. Income from operations as a percentage of licensing revenue declined approximately 70 basis points to 53.7% during the nine months ended December 26, 2015. The decline in licensing income from operations as a percentage of licensing revenue was due to increased operating expenses as a percentage of licensing revenue during the nine months ended December 26, 2015, as compared to the nine months ended December 27, 2014. This increase in operating expenses as a percentage of licensing revenue was primarily due to increased costs related to protection of our intellectual property and higher depreciation expenses, partially offset by lower advertising costs as a percentage of licensing revenue.
Other Expense (Income), net
During the nine months ended December 26, 2015, other expense of $0.8 million was primarily comprised of $0.9 million of losses related to our joint venture, which were recorded under the equity method of accounting prior to obtaining controlling interest in MK Panama during the second quarter of Fiscal 2016. During the nine months ended December 27, 2014, other income of $1.2 million included $1.4 million in income related to our anti-counterfeiting efforts, partially offset by a $0.2 million loss on our joint venture under the equity method of accounting.

Foreign Currency Losses
We recognized foreign currency losses of $2.3 million and $4.7 million, respectively, during the nine months ended December 26, 2015 and December 27, 2014. These losses were primarily attributable to mark-to-market of our forward foreign currency contracts not designated as accounting hedges. The foreign currency losses also included gains and losses on the revaluation and settlement of certain of our accounts payable in currencies other than the functional currency of the applicable reporting units, as well the remeasurement of dollar-denominated intercompany loans with certain of our subsidiaries.
Provision for Income Taxes
We recognized $265.4 million of income tax expense during the nine months ended December 26, 2015, compared with $298.7 million for the nine months ended December 27, 2014. Our effective tax rate for the nine months ended December 26, 2015, was 28.6%, compared to 30.0% for the nine months ended December 27, 2014. The decrease in our effective tax rate was primarily due to the increase in taxable income in certain of our non-U.S. subsidiaries (predominantly European operations), which are subject to lower statutory income tax rates, as well as state tax benefits recognized during the nine months ended December 26, 2015.
Net Loss Attributable to Noncontrolling Interest
During the nine months ended December 26, 2015, we recorded a net loss attributable to the noncontrolling interest in MK Panama of $0.7 million. This loss represents the share of MK Panama's income that is not attributable to the Company.

Net Income Attributable to MKHL
As a result of the foregoing, our net income declined $36.3 million, or 5.2%, to $662.1 million during the nine months ended December 26, 2015, compared to $698.4 million for the nine months ended December 27, 2014, which included unfavorable foreign currency effects of $35.2 million.
Liquidity and Capital Resources
Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, along with borrowings available under our credit facility (see below discussion regarding “Senior Unsecured Revolving Credit Facility”) and available cash and cash equivalents. Our primary use of this liquidity is to fund our ongoing cash requirements, including working capital requirements, global retail store construction, expansion and renovation, construction and renovation of shop-in-shops, investment in information systems infrastructure, expansion of our distribution and corporate facilities, share repurchases and other corporate activities. We believe that the cash generated from our operations, together with borrowings available under our revolving credit facility and available cash and cash equivalents, will be sufficient to meet our working capital needs for the next 12 months, including investments made and expenses incurred in connection with our store growth plans, shop-in-shop growth, investments in corporate and distribution facilities, continued systems development, as well as e-commerce and marketing initiatives. We spent $290.2 million on capital expenditures during the nine months ended December 26, 2015, and expect to spend approximately $100 million on capital expenditures during the remainder of Fiscal 2016.
The following table sets forth key indicators of our liquidity and capital resources (in thousands):

	As of
	December 26, 2015	March 28, 2015
Balance Sheet Data:
Cash and cash equivalents	$696,823	$978,922
Working capital (1)	1,238,601	1,663,352
Total assets	2,534,217	2,684,628

(1)
As of March 28, 2015, previously classified as current deferred tax assets and liabilities of $27.7 million and $3.7 million, respectively, were reclassified to noncurrent in connection with our early adoption of Accounting Standards Update No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes". See Note 2 to the accompanying consolidated financial statements for additional information.

	Nine Months Ended
	December 26, 2015	December 27, 2014
Cash Flows Provided By (Used In):
Operating activities (1)	$960,725	$709,000
Investing activities	(296,498)	(311,823)
Financing activities	(940,659)	(352,975)
Effect of exchange rate changes	(5,667)	(12,566)
Net (decrease) increase in cash and cash equivalents (1)	$(282,099)	$31,636

(1)
The above cash flow information for the nine months ended December 27, 2014 reflects the reclassification of credit card receivable balances of $53.0 million and $16.0 million as of December 27, 2014 and March 28, 2015 respectively, from accounts receivable to cash and cash equivalents to conform to the current-period presentation.

Cash Provided by Operating Activities
Cash provided by operating activities increased $251.7 million to $960.7 million during the nine months ended December 26, 2015, as compared to $709.0 million for the nine months ended December 27, 2014. The increase in cash flows from operating activities is primarily due to an increase related to changes in our working capital, primarily due to the timing of cash payments, cash collections and inventory receipts, as well as higher net income after non-cash adjustments.
Cash Used in Investing Activities
Net cash used in investing activities decreased $15.3 million to $296.5 million during the nine months ended December 26, 2015, as compared to $311.8 million during the nine months ended December 27, 2014. The increase in cash was primarily due to a $16.7 million decline in cash used in connection with lease rights (key money) for new stores and $4.1 million increase in cash in connection with our acquisition of controlling interest in MK Panama during the nine months ended December 26, 2015, which was previously accounted for as an equity method investment. These increases in cash from investing activities were partially offset by increased capital expenditures of $7.5 million as a result of the build-out of our new retail stores and shop-in-shops, as well as investments in our information technology, distribution system enhancements, corporate offices and various other improvements to our infrastructure.
Cash Used in Financing Activities
Net cash used in financing activities was $940.7 million and $353.0 million, respectively, for the nine months ended December 26, 2015 and December 27, 2014. The $587.7 million decline in cash from financing activities was primarily attributable to increased cash payments of $549.1 million in connection with the repurchase of our ordinary shares, as well as a $33.0 million decline in proceeds from our share option arrangements.
Revolving Credit Facility
Senior Unsecured Revolving Credit Facility
On October 29, 2015, we entered into an amended and restated senior unsecured revolving credit facility ("2015 Credit Facility") with, among others, JPMorgan Chase Bank, N.A. ("JPMorgan Chase"), as administrative agent, which replaced our existing 2013 senior unsecured revolving credit facility ("2013 Credit Facility"). The Company and a U.S., Canadian, Dutch and Swiss subsidiary are the borrowers under the 2015 Credit Facility. The borrowers and certain of our material subsidiaries provide unsecured guarantees of the 2015 Credit Facility. The 2015 Credit Facility provides for up to $1.0 billion in borrowings, which may be denominated in U.S. Dollars and other currencies, including Euros, Canadian Dollars, Pounds Sterling, Japanese Yen and Swiss Francs. The 2015 Credit Facility also provides for the issuance of letters of credit of up to $75.0 million and swing line loans of up to $50.0 million. We have the ability to expand our borrowing availability under the 2015 Credit Facility by up to an additional $500.0 million, subject to the agreement of the participating lenders and certain other customary conditions. The 2015 Credit Facility expires on October 29, 2020.
Borrowings under the 2015 Credit Facility bear interest, at our option, at (i) for loans denominated in U.S. Dollars, an alternative base rate, which is the greater of the prime rate publicly announced from time to time by JPMorgan Chase, the greater of the federal funds effective rate or Federal Reserve Bank of New York overnight bank funding rate plus 50 basis points or the one-month London Interbank Offered Rate adjusted for statutory reserve requirements for Eurocurrency liabilities ("Adjusted LIBOR") plus 100 basis points, in each case, plus an applicable margin based on our leverage ratio; (ii) Adjusted LIBOR for the applicable interest period, plus an applicable margin based on our leverage ratio; (iii) for Canadian borrowings, the Canadian prime rate, which is the greater of the PRIMCAN Index rate or the rate applicable to one-month Canadian Dollar banker's acceptances quoted on Reuters ("CDOR") plus 100 basis points, plus an applicable margin based on our leverage ratio; or (iv) for Canadian borrowings, the average CDOR rate for the applicable interest period, plus an applicable margin based on our leverage ratio.
The 2015 Credit Facility also provides for an annual administration fee and a commitment fee equal to 0.10% to 0.175% per annum, based on our leverage ratio, applied to the average daily unused amount of the facility. Loans under the 2015 Credit Facility may be prepaid and commitments may be terminated or reduced by the borrowers without premium or penalty other than customary "breakage" costs with respect to loans bearing interest based upon Adjusted LIBOR or the CDOR rate.
The 2015 Credit Facility requires us to maintain a leverage ratio at the end of each fiscal quarter of no greater than 3.5 to 1. Such leverage ratio is calculated as the ratio of the sum of total indebtedness as of the date of the measurement plus 6.0 times the consolidated rent expense for the last four consecutive fiscal quarters, to Consolidated EBITDAR for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined as consolidated net income plus income tax expense, net interest expense, depreciation and amortization expense, consolidated rent expense and other non-cash charges, subject to certain deductions. The 2015 Credit Facility also includes covenants that limit additional indebtedness, guarantees, liens, acquisitions and other investments and cash dividends that are customary for financings of this type. As of December 26, 2015, the Company was in compliance with all covenants related to this agreement.
As of December 26, 2015 and March 28, 2015, there were no borrowings outstanding under the 2015 Credit Facility or the prior 2013 Credit Facility. As of December 26, 2015, there were stand-by letters of credit of $10.5 million outstanding under the 2015 Credit Facility. As of December 26, 2015, the amount available for future borrowings was $989.5 million.
Debt Obligations of MK Panama
During the second quarter of Fiscal 2016, we obtained controlling interest in MK Panama and began to consolidate its financial results into our operations. Our consolidated balance sheet as of December 26, 2015 includes MK Panama's long-term debt obligations of $4.0 million (see Note 3 and Note 7 to the accompanying consolidated financial statements for additional information).
Share Repurchase Program
On October 30, 2014, our Board of Directors authorized a $1.0 billion share repurchase program for a period of two years. On May 20, 2015, our Board of Directors authorized the repurchase of up to an additional $500.0 million under our existing share repurchase program and extended the program through May 2017. On November 3, 2015, our Board of Directors authorized a further increase in the share repurchase program of up to an additional $500 million of our ordinary shares and extended the program through March 2018. During the nine month periods ended December 26, 2015 and December 27, 2014, we repurchased 21,066,858 shares and 631,297 shares, respectively, at a cost of $950.0 million and $44.9 million, respectively, under our share-repurchase program through open market transactions. As of December 26, 2015, the remaining availability under our share repurchase program was $558.1 million.
On November 14, 2014, we entered into a $355.0 million accelerated share repurchase program (the “ASR program”) with a major financial institution (the “ASR Counterparty”) to repurchase our ordinary shares. Under the ASR program, we paid $355.0 million to the ASR Counterparty and received 4,437,516 of our ordinary shares from the ASR Counterparty, which represents 100% of the shares expected to be purchased pursuant to the ASR program, based on an initial share price determination. The ASR program also contained a forward contract indexed to our ordinary shares whereby additional shares would be delivered to us by January 29, 2015 (the settlement date) if the share price declined from the initial share price, limited to a stated share price “floor.” The total number of shares repurchased/acquired is determined on final settlement, with the additional shares reacquired based on the volume-weighted average price of our ordinary shares, less a discount, during the repurchase period, subject to aforementioned price floor (with no additional cash payment required). The ASR program was accounted for as a treasury stock repurchase, reducing the number of ordinary shares outstanding as of December 27, 2014 by 4,437,516 shares initially repurchased. The forward contract was accounted for as an equity instrument.
We also have in place a “withhold to cover” repurchase program, which allows us to withhold ordinary shares from certain executive officers to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards. During the nine month periods ended December 26, 2015 and December 27, 2014, we withheld 54,875 shares and 40,787 shares, respectively, at a cost of $2.4 million and $3.3 million, respectively, in satisfaction of minimum tax withholding obligations relating to the vesting of restricted share awards.
Contractual Obligations and Commercial Commitments
As of December 26, 2015, our lease commitments were as follows (in millions):

	Remainder of	Fiscal	Fiscal	Fiscal 2021
Fiscal year ending	Fiscal 2016	2017-2018	2019-2020	and Thereafter	Total
Operating leases	$53.1	$427.2	$407.0	$846.0	$1,733.3
Refer to the “Contractual Obligations and Commercial Commitments” disclosure within the "Liquidity and Capital Resources" section of our Fiscal 2015 Form 10-K for a detailed disclosure of our other contractual obligations and commitments as of March 28, 2015.

Off-Balance Sheet Arrangements
We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. In addition to the commitments in the above table, our off-balance sheet commitments relating to our outstanding letters of credit were $11.0 million at December 26, 2015, including $0.5 million in letters of credit issued outside of the 2015 Credit Facility. We do not have any other off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.
Recent Accounting Pronouncements
See Note 2 to the accompanying interim consolidated financial statements for recently issued accounting standards, which may have an impact on our financial statements and/or disclosures upon adoption.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
We perform a sensitivity analysis on our forward currency contracts, both designated and not designated as hedges for accounting purposes, to determine the effects of fluctuations in foreign currency exchange rates. For this sensitivity analysis, we assume a hypothetical change in U.S. dollar against foreign exchange rates. Based on all foreign currency exchange contracts outstanding as of December 26, 2015, a 10% appreciation or devaluation of the U.S. dollar compared to the level of foreign currency exchange rates for currencies under contract as of December 26, 2015, would result in a net increase or decrease of approximately $24.2 million in the fair value of these contracts.
Interest Rate Risk
We are exposed to interest rate risk in relation to our 2015 Credit Facility. Our 2015 Credit Facility carries interest rates that are tied to LIBOR and the prime rate, among other institutional lending rates (depending on the particular origination of borrowing), and therefore our statements of operations and cash flows are exposed to changes in those interest rates. At December 26, 2015 and March 28, 2015, there were no balances outstanding on our 2015 Credit Facility and the prior 2013 Credit Facility, which is not indicative of future balances under the 2015 Credit Facility that may be subject to fluctuations in interest rates. Any increases in the applicable interest rate(s) would cause an increase to the interest expense on our 2015 Credit Facility relative to any outstanding balance at that date.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) as of December 26, 2015. This evaluation was performed based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), the 2013 Framework. Based on this assessment, our CEO and CFO concluded that our disclosure controls and procedures as of December 26, 2015 are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended December 26, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We operate on a global basis, with approximately 26.2% of our total revenue from operations outside of the U.S. during Fiscal 2015. As a result, we are subject to the risks of doing business internationally, including political and economic instability in foreign countries, laws, regulations and policies of foreign governments, potential negative consequences from changes in taxation policies, political or civil unrest, acts of terrorism, military actions or other conditions. Economic instability and unsettled regional and global conflicts may negatively affect consumer spending by foreign tourists and local consumers in the various regions where we operate, which could adversely affect our revenues and results of operations. We also sell our products at varying retail price points based on geographic location that yield different gross profit margins, and we achieve different operating profit margins, depending on geographic region, due to a variety of factors including product mix, store size, occupancy costs, labor costs and retail pricing. Changes in any one or more of these factors could result in lower revenues, increased costs, and negatively impact our business, financial condition and operating results.
We face additional risks with respect to our strategy to expand internationally, including our efforts to further grow and expand our operations in Europe, Asia and Latin America. On January 1, 2016, we transitioned the previously licensed business in South Korea to a wholly owned operation. We may not be able to successfully integrate the business of any licensee that we acquire into our own business or achieve any expected cost savings or synergies from such integration. Furthermore, we may have difficulty integrating any new or reacquired businesses into our operations, hiring and retaining qualified key employees, or otherwise successfully managing such expansion. In addition, on June 28, 2015, we obtained a controlling interest in our joint venture in Latin America (MK Panama) causing us to consolidate this joint venture into our operations beginning with the second quarter of Fiscal 2016. As a result of our controlling interest in MK Panama, we may incur additional charges which could negatively affect our operating results or financial condition, and we may not realize a satisfactory return on our investment. Our joint venture also exposes us to risks to the extent that our joint venture partner may have economic or business interests or goals that are inconsistent with ours; take actions contrary to our policies or objectives; experience financial or other difficulties; or be unable or unwilling to fulfill their obligations under the joint venture agreement, any of which could negatively impact our business, financial condition and operating results.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
On October 30, 2014, the Company’s Board of Directors authorized a $1.0 billion share repurchase program, which authorized the repurchase of the Company’s shares for a period of two years. On May 20, 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $500.0 million under the Company’s existing share repurchase program and extended the program through May 2017. On November 3, 2015, the Company's Board of Directors authorized a further increase in the share repurchase program of up to an additional $500.0 million of the Company's ordinary shares and extended the program through March 2018. The Company also has in place a “withhold to cover” repurchase program, which allows the Company to withhold ordinary shares from certain executive officers to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards.
The following table provides information of the Company’s ordinary shares repurchased during the three months ended December 26, 2015:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximated Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
September 27-October 24	723	$41.66	—	$258,051,227
October 25-November 21	—	$—	—	$258,051,227
November 22-December 26	4,713,733	$42.70	4,682,121	$558,054,655
	4,714,456	$42.70	4,682,121
ITEM 6. EXHIBITS
a. Exhibits
See accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 3, 2016.

MICHAEL KORS HOLDINGS LIMITED

By:	/s/ John D. Idol
Name:	John D. Idol
Title:	Chairman & Chief Executive Officer

By:	/s/ Joseph B. Parsons
Name:	Joseph B. Parsons
Title:	Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer

INDEX TO EXHIBITS

Exhibit No.	Description

10.1
Amended and Restated Credit Agreement, dated as of October 29, 2015, by and among Michael Kors (USA), Inc., as borrower and guarantor, Michael Kors Holdings Limited, as borrower and guarantor, the Foreign Subsidiary Borrowers from time to time party thereto, certain other subsidiaries of Michael Kors Holdings Limited from time to time party thereto as Guarantors, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Co-Syndication Agent, Citibank, N.A., as Co-Syndication Agent, Bank of America, N.A., as Co-Documentation Agent, and U.S. Bank National Association, as Co-Documentation Agent.

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

101.1
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended December 26, 2015, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.