Form 10-K
period 2016-04-02
Michael Kors Holdings Ltd
filed 2016-06-01
CIK 1530721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 2, 2016
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
☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐ Yes ☒ No
The aggregate market value of the registrant’s voting and non-voting ordinary shares held by non-affiliates of the registrant was $7,523,414,533 as of September 26, 2015, the last business day of the registrant’s most recently completed second fiscal quarter based on the closing price of the common stock on the New York Stock Exchange.
As of May 25, 2016, Michael Kors Holdings Limited had 176,472,163 ordinary shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive Proxy Statement, which will be filed in June 2016, for the 2016 Annual Meeting of the Shareholders.

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
Item 1. Business
Our Company
We are a global luxury lifestyle brand led by a world-class management team and a renowned, award-winning designer. Since launching his namesake brand 35 years ago, Michael Kors has featured distinctive designs, materials and craftsmanship with a jet-set aesthetic that combines stylish elegance and a sporty attitude. Mr. Kors’ vision has taken the Company from its beginnings as an American luxury sportswear house to a global accessories, footwear and apparel company with a presence in over 100 countries.
We operate our business in three segments — retail, wholesale and licensing — and we have a strategically controlled global distribution network focused on company-operated retail stores, leading department stores, specialty stores and select licensing partners. In Fiscal 2016, our retail segment accounted for approximately 50.8% of our total revenue. As of April 2, 2016, our retail segment included:

•390 retail stores in the Americas, including concessions;
•278 international retail stores, including concessions, in Europe and Asia; and
•our e-commerce sites in U.S. and Canada.
In Fiscal 2016, our wholesale segment accounted for approximately 45.5% of our total revenue. As of April 2, 2016, our wholesale segment included:

•wholesale sales through approximately 1,532 department store and 929 specialty store doors in the Americas; and
•wholesale sales through approximately 1,222 specialty store and 206 department store doors internationally.
A small number of our wholesale customers account for a significant portion of our net sales. Net sales to our five largest wholesale customers represented 25.8% of our total revenue for Fiscal 2016 and 26.3% of our total revenue for Fiscal 2015. Our largest wholesale customer, Macy's, accounted for 12.7% of our total revenue for Fiscal 2016 and 13.7% of our total revenue for Fiscal 2015.
Our remaining revenue is generated through our licensing segment, through which we license to third parties certain production, sales and/or distribution rights through product and geographic licensing arrangements. In Fiscal 2016, our licensing segment accounted for approximately 3.7% of our total revenue and consisted primarily of royalties earned on licensed products and our geographic licenses.
For additional financial information regarding our segments, see the Segment Information note in the accompanying consolidated financial statements.
We offer three primary collections: the Michael Kors Collection luxury line, the MICHAEL Michael Kors accessible luxury line and the Michael Kors Mens line. Michael Kors Collection establishes the aesthetic authority of our entire brand and is carried in many of our retail stores, as well as in the finest luxury department stores in the world, including, among others, Bergdorf Goodman, Saks Fifth Avenue, Neiman Marcus, Holt Renfrew, Harrods, Harvey Nichols and Printemps. In 2004, we saw an opportunity to capitalize on the brand strength of the Michael Kors collection and address the significant demand opportunity in accessible luxury goods, and we introduced MICHAEL Michael Kors, which has a strong focus on accessories, in addition to offering footwear and apparel. MICHAEL Michael Kors is carried in all of our lifestyle stores, as well as leading department stores throughout the world, including, among others, Bloomingdale’s, Nordstrom, Macy’s, Harrods, Harvey Nichols, Galeries Lafayette, Lotte, Hyundai, Isetan and Lane Crawford. More recently, we have begun to grow our men's business in recognition of the significant opportunity afforded by our brand's established fashion authority and the expanding men's market. Taken together, our primary collections target a broad customer base while retaining our premium luxury image.

Industry
We operate in the global luxury goods industry. Over the past ten years, the luxury goods industry has grown and has remained resilient during economic downturns. While this growth has slowed in the recent years, the demand for the worldwide luxury goods industry, and accessories in particular, is predicted to continue to grow. While the wholesale channel has experienced a slower performance, retail channel continues to grow driven by new store openings and the growth of the e-commerce channel. Accessories remains the leader within personal luxury goods, growing at a faster rate than other luxury categories. The jewelry category also continued to grow in the past year, while watch sales have experienced a global decline. We believe that we are well positioned to capitalize on the continued growth of the accessories product category, as it is one of our primary product categories of focus, and grow our sales in other categories with new innovative product offerings.
Geographic Information
We generate revenue globally through our segments. Through our retail and wholesale segments we sell our products in three principal geographic markets: the Americas (including North America, Latin America and the Caribbean), Europe and Asia. Through our licensing segment, we enter into agreements that license to third parties use of our brand name and trademarks, certain production, and sales and/or distribution rights. We have wholesale arrangements pursuant to which we sell products to certain of our licensees, including our licensees in Asia (which were previously reported within our Americas wholesale operations).
The following table details our net sales and revenue by segment and geographic location for the fiscal years then ended (in millions):

	Fiscal Years Ended
	April 2, 2016	March 28, 2015	March 29, 2014

Retail net sales - The Americas	$1,779.0	$1,656.1	$1,318.9
Retail net sales - Europe	509.6	412.1	235.6
Retail net sales - Asia	106.3	66.4	38.5
Wholesale net sales - The Americas	1,628.6	1,662.5	1,335.5
Wholesale net sales - Europe	406.4	401.1	242.0
Wholesale net sales - Asia	108.9	1.5	—
Licensing Revenue- The Americas	99.0	100.3	117.4
Licensing Revenue- Europe	74.3	71.5	22.9
Total revenue	$4,712.1	$4,371.5	$3,310.8
Competitive Strengths
We believe that the following strengths differentiate us from our competitors:
Growing Luxury Lifestyle Brand with Best-in-Class Growth Metrics. We believe that the Michael Kors name has become synonymous with luxurious fashion that is timeless and elegant, expressed through sophisticated accessory and ready-to-wear collections. Each of our collections exemplifies the jet-set lifestyle and features high quality designs, materials and craftsmanship. Some of the most widely recognized global trendsetters—including celebrities such as Kate Hudson, Halle Berry, Angelina Jolie, Blake Lively, Jennifer Lopez, Taylor Swift, Michelle Obama, Gwyneth Paltrow, the Duchess of Cambridge, and Cate Blanchett—walk the red carpet in our collections. We have built a solid foundation for continued long-term global growth and currently enjoy best-in-class growth metrics.
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
Leveraging Brand Position to Grow the Global Accessories Product Category. The accessories product category has been the fastest growing product category in the global luxury goods industry. In 2004, we saw the opportunity to capitalize on growing accessories demand by leveraging the strength of the Michael Kors luxury collection, and we introduced the accessible luxury MICHAEL Michael Kors, further enhancing our brand awareness.

Proven Multi-Format Retail Segment with Significant Growth Opportunity. In Fiscal 2016, our retail segment reported net sales of $2.395 billion, which represented a 12.2% increase from net sales of $2.135 billion in Fiscal 2015. Within our retail segment we have four primary retail store formats: collection stores, lifestyle stores, outlet stores and e-commerce sites. Our collection stores are located in some of the world’s most prestigious shopping areas, such as Madison Avenue in New York and Rodeo Drive in California, and are generally 3,200 square feet in size. Our lifestyle stores are located in some of the world’s most frequented metropolitan shopping locations and leading regional shopping centers, and are generally 2,700 square feet in size. We also extend our reach to additional consumer groups through our outlet stores, which are generally 3,600 square feet in size. We also have e-commerce sites in the United States and Canada and plan to launch additional e-commerce sites in Europe and Asia in Fiscal 2017 and 2018. In addition to these four retail store formats, we operate concessions in a select number of department stores in North America and internationally.
Strong Relationships with Premier Wholesale Customers. We partner with leading wholesale customers, such as Bergdorf Goodman, Saks Fifth Avenue, Neiman Marcus, Holt Renfrew, Bloomingdale’s and Macy’s in North America; and Harrods, Harvey Nichols, Selfridges and Galeries Lafayette in Europe. These relationships enable us to access large numbers of our key consumers in a targeted manner. Our "shop-in-shops" have specially trained staff, as well as customized fixtures, wall casings, decorative items, and flooring, and provide department store consumers with a more personalized shopping experience than traditional retail department store configurations. We are also engaged with our wholesale customers on initiatives designed to maximize their e-commerce growth and have entered into new innovative supply chain partnerships with our wholesale customers designed to increase the speed at which our products reach the ultimate consumer. These initiatives, among others, have helped increase total revenue for our wholesale segment by 3.8% from $2.065 billion in Fiscal 2015 to $2.144 billion in Fiscal 2016, despite a challenging wholesale environment.
Innovative Product Offerings from our Licensing Segment. The strength of our global brand has been instrumental in helping us build our licensing business. We collaborate with a select number of product licensees who produce and sell what we believe are products requiring specialized expertise that are enhanced by our brand strength. Our relationship with Fossil Partners, LP. (“Fossil”), for instance, has helped us create a line of watches and jewelry that we believe have become status items for young fashion-conscious consumers. As of April 2, 2016, our product licensees also included the Aramis and Designer Fragrances division of The Estée Lauder Companies Inc. (“Estée Lauder”) for fragrances and beauty, and Luxottica Group (Luxottica) for eyewear, among others. Our relationships with our product licensees have helped us leverage our success across demographics and categories by taking advantage of their unique expertise, resulting in total revenue for licensed products increasing from $171.8 million in Fiscal 2015 to $173.3 million in Fiscal 2016, despite taking direct control of our previously licensed businesses in Latin America and South Korea in Fiscal 2016. During Fiscal 2017, we plan to introduce new fragrance offerings and connected technology, in collaboration with our licensees. In addition, we have agreements with non-manufacturing third-party licensees who we believe have particular expertise in the distribution of fashion accessories, footwear and apparel in specific geographic territories, such as the Middle East, Eastern Europe, certain parts of Asia and Australia.
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
Business Strategy
Our goal is to continue to create shareholder value by increasing our revenue and profits, increasing our comparable store sales and strengthening our global brand. We plan to achieve our business strategy by focusing on the following six strategic initiatives:
Trend Setting Innovative Product Offerings. We will continue to grow our market share and revenue by ensuring that the majority of our product offerings each season are comprised of new products across our lifestyle portfolio, in order to strengthen our position as a fashion leader and continue to generate business growth. We also plan to specifically focus on global diversity in our product offerings.
Diversified Product Planning. We plan to continue to expand our luxury accessories product category and leverage our success to strengthen our position across our product portfolio through:

•	introduction of new innovative licensed product categories, including new fragrance offerings and wearable technology;

•	men's business growth through new store openings and increasing men's product assortment, including apparel and accessories, within our retail and wholesale channels; and

•	increased product offerings within our footwear business.

Distinctive Brand Positioning. We intend to continue increasing brand awareness and customer loyalty in a number of ways, including by:

•	leveraging Mr. Kors' global prestige and popularity through a variety of press activities and personal appearances;

•
holding our semi-annual runway shows that reinforce Mr. Kors' designer status and high-fashion image, events in key markets around the world and creating excitement around Michael Kors Collection, MICHAEL Michael Kors and Michael Kors Mens, and generating global multimedia press coverage.

•	continuing to open new retail stores in preeminent, high-visibility locations around the world; and

•
maintaining our strong advertising position in global fashion publications, growing our online advertising exposure and social media presence and continuing to distribute our store catalog featuring our new collections.

Optimizing Customer Engagement. We plan to continue to invest in technology and focus on customer relationship initiatives as part of our omni-channel strategy to provide a seamless customer experience across the different channels by:

•	creating a personalized shopping experience catered to our customers' shopping preferences; and

•	introduction of limited addition exclusive product offerings in certain of our premiere locations.
Expanding Our Global Presence. We will continue our international expansion in Asia and Europe and leverage our existing operations in international locations to increase global brand awareness and market share by:

•
continuing to expand internationally through acquisition of our geographic licensees in the Greater China region, including China, Hong Kong, Macau and Taiwan during the first quarter of Fiscal 2017, as well as growing our recently acquired business in South Korea; and

•	growing our existing operations in Europe and Asia through new store openings, expanding our international e-commerce presence, and increasing our wholesale doors and shop-in-shop conversions.
Leading Luxury Digital Presence. We intend to continue making investments in technology focused on optimizing our digital presence, including:

•	expanding our international e-commerce presence by launching new e-commerce sites in Europe and Asia in Fiscal 2017 and Fiscal 2018; and

•	continuing to evolve our digital experience along with shifts in consumer behavior to mobile devices while reacting to new levels of customer expectations regarding service.
Collections and Products
We have three primary collections that offer accessories, footwear and apparel: the Michael Kors Collection, MICHAEL Michael Kors and Michael Kors Mens, all of which are offered through our retail and wholesale segments. We also offer licensed products primarily through our retail segment. Our net sales by major product category were as follows (in millions):

	Fiscal Years Ended
	April 2, 2016	% of Total	March 28, 2015	% of Total	March 29, 2014	% of Total
Accessories	$3,179.7	70.1%	$2,872.2	68.4%	$2,060.8	65.0%
Apparel	543.7	12.0%	549.4	13.1%	482.4	15.2%
Footwear	491.0	10.8%	444.1	10.5%	338.0	10.7%
Licensed product	324.4	7.1%	334.0	8.0%	289.3	9.1%
Net sales	$4,538.8		$4,199.7		$3,170.5
Michael Kors Collection
In the Michael Kors Collection is a sophisticated designer collection for women based on a philosophy of essential luxury and pragmatic glamour. The collection includes ready-to-wear and accessories, including handbags, footwear and small leather goods, many of which are made from fine quality leathers and other exotic skins. Generally, our women's handbags and small leather goods retail from $300 to $6,000, our footwear retails from $300 to $1,500, our ready-to-wear retails from $300 to $6,000.

MICHAEL Michael Kors
MICHAEL Michael Kors has a strong focus on women's accessories, primarily handbags, as well as footwear and apparel for women, and is carried in all of our lifestyle stores as well as leading department stores throughout the world. MICHAEL Michael Kors offers: handbags designed to meet the fashion and functional requirements of our broad and diverse consumer base; small leather goods such as clutches, wallets, wristlets and cosmetic cases; footwear; and apparel, including dresses, tops, jeans, pants, skirts, shorts and outerwear. Generally, our handbags retail from $200 to $600, our small leather goods retail from $45 to $250, our footwear retails from $40 to $350, and our apparel retails from $50 to $500.
Michael Kors Mens
Michael Kors Mens is an innovative collection of men's ready-to-wear, accessories, and footwear with a modern American style. Our menswear apparel retails from $50 to $1,300 and our menswear accessories generally retail from $40 to $800.
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
Fragrances and Beauty. Estée Lauder has been our exclusive women’s and men’s fragrance licensee since May 2003. Fragrances are sold in our retail stores, our e-commerce site and by Estée Lauder to wholesale customers in addition to select fragrance retailers. Our fragrance and related products generally retail from $18 to $125.
Marketing and Advertising
Our marketing strategy is to deliver a brand and product message that is consistent with the Michael Kors brand image, across all customer touch points on their path from brand consideration through purchase. Our global image is created and executed internally by our creative marketing, visual merchandising and public relations teams, which helps ensure the consistency of our message.
In Fiscal 2016, we recognized approximately $103.9 million in advertising and marketing expenses globally. We engage in a wide range of integrated marketing programs, across various marketing channels including but not limited to email marketing, print advertising, outdoor advertising, online marketing, social media, direct print mailings, public relations outreach, visual merchandising and partnership marketing, in an effort to engage our existing and potential customer base and ultimately stimulate sales in a consumer-preferred shopping venue. In addition, our spring and fall ready-to-wear collections along with our latest accessories are showcased at New York Fashion Week. The semi-annual runway shows generate extensive media coverage.
The growing number of visitors to our michaelkors.com online store provides an opportunity to increase the size of our customer database and to communicate with our consumers to increase online and physical store sales, as well as build brand awareness. In September 2014, we launched a new in-house U.S. e-commerce platform at michaelkors.com. Our mobile optimized e-commerce site features the Michael Kors lifestyle images, which allows us to better engage new and existing customers and create innovative ways to keep the brand at the forefront of consumers’ minds by offering a broad selection of products, including accessories, apparel, and footwear. Since e-commerce growth is critical to our overall growth strategy, we continued to expand our global e-commerce presence by launching a new e-commerce site in Canada in April 2015, and plan to launch e-commerce sites in Europe and Asia during Fiscal 2017 and Fiscal 2018, respectively.

Manufacturing and Sourcing
We contract for the purchase of finished goods principally with independent third-party manufacturing contractors, whereby the manufacturing contractor is generally responsible for the entire manufacturing process, including the purchase of piece goods and trim. Although we do not have written agreements with any of our manufacturing contractors, we believe we have mutually satisfactory relationships with them. We allocate product manufacturing among third-party agents based on their capabilities, the availability of production capacity, pricing and delivery. We have relationships with various agents who source our finished goods with numerous manufacturing contractors on our behalf. Although our relationships with our agents are generally terminable at any time, we believe we have mutually satisfactory relationships with them. In Fiscal 2016 and 2015, one third-party agent sourced approximately 14.9% and 11.7% of our finished goods purchases, respectively. In Fiscal 2016, by dollar volume, approximately 97.2% of our products were produced in Asia and Europe. See Item 1A. — “Import Restrictions and Other Government Regulations” and “Risk Factors” — “We primarily use foreign manufacturing contractors and independent third-party agents to source our finished goods, which poses legal, regulatory, political and economic risks to our business operations.”
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
Distribution
Our primary distribution facility in the United States is the 1,284,400 square foot leased facility in Whittier, California, which we operate. We also have several smaller distribution facilities across the United States. Outside of the United States, we have regional distribution centers in Canada, Holland, Japan, South Korea and Hong Kong, which are either leased or operated by third-parties. In April 2015, we expanded our existing distribution facility in Whittier, California to service our e-commerce site. In addition, during Fiscal 2016, we began building our own 1,076,390 square foot distribution facility in Holland, which is expected to be completed in Fiscal 2017 and will be the first Company-owned and operated distribution facility. The new facility will support all of our European operations, including the e-commerce sites expected to be launched in Fiscal 2017.
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
Employees
At the end of Fiscal 2016, 2015 and 2014, we had approximately 12,689, 11,094 and 9,184 total employees, respectively. As of April 2, 2016, we had approximately 6,144 full-time employees and approximately 6,545 part-time employees. Approximately 10,410 of our employees were engaged in retail selling and administrative positions, and our remaining employees were engaged in other aspects of our business as of April 2, 2016. None of our employees are currently covered by collective bargaining agreements and we believe that our relations with our employees are good.

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
Over the last several years the accessories category, in particular, has grown, encouraging the entry of new competitors, as well as increasing the competition from existing competitors. We believe, however, that we have significant competitive advantages because of our brand recognition and the acceptance of our brand name by consumers. See Item 1A. “Risk Factors" — "The markets in which we operate are highly competitive, both within North America and internationally, and increased competition based on a number of factors could cause our profitability to decline.”
Seasonality
We experience certain effects of seasonality with respect to our wholesale and retail segments. Our wholesale segment generally experiences its greatest sales in our third and fourth fiscal quarters while our first fiscal quarter experiences the lowest sales. Our retail segment generally experiences greater sales during our third fiscal quarter as a result of Holiday season sales. In the aggregate, our first fiscal quarter typically experiences significantly less sales volume relative to the other three quarters and our third fiscal quarter generally has higher sales volume relative to the other three quarters.
Import Restrictions and Other Governmental Regulations
Virtually all of our merchandise imported into the United States, Canada, Europe and Asia is subject to duties. In addition, most of the countries to which we ship could impose safeguard quotas to protect their local industries from import surges that threaten to create market disruption. The United States and other countries may also unilaterally impose additional duties in response to a particular product being imported at unfairly traded prices that, in such increased quantities, cause or threaten injury to the relevant domestic industry (generally known as “anti-dumping” actions). If dumping is suspected in the United States, the United States government may self-initiate a dumping case on behalf of a particular industry. Furthermore, additional duties, generally known as countervailing duties, can also be imposed by the United States government to offset subsidies provided by a foreign government to foreign manufacturers if the importation of such subsidized merchandise injures or threatens to injure a United States industry. We are also subject to other international trade agreements and regulations, such as the North American Free Trade Agreement. See Item 1A.“Risk Factors" — "We primarily use foreign manufacturing contractors and independent third-party agents to source our finished goods, which poses legal, regulatory, political and economic risks to our business operations.”
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
We face intense competition from other domestic and foreign accessories, footwear and apparel producers and retailers, including the following brands, among others, Coach, Burberry, Ralph Lauren, Hermès, Louis Vuitton, Gucci, Marc Jacobs, Chloé, Tory Burch, Prada, Kate Spade, Tommy Hilfiger and Calvin Klein, as well as through third party distribution channels, such as e-commerce, department stores and specialty stores. Competition is based on a number of factors, including, without limitation, the following:

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

Our retail stores are heavily dependent on the ability and desire of consumers to travel and shop and we may be unable to maintain the same comparable store sales or average sales per square foot that we have in the past, which could cause our share price to decline.
Reduced travel resulting from economic conditions, fuel shortages, increased fuel prices, travel restrictions, travel concerns and other circumstances, including adverse weather conditions, disease epidemics and other health-related concerns, war, terrorist attacks or the perceived threat of war or terrorist attacks could have a material adverse effect on us, particularly if such events impact our customers desire to travel to our retail stores. In addition, other factors that could impact the success of our retail stores include: (i) the location of the mall or the location of a particular store within the mall; (ii) the other tenants occupying space at the mall; (iii) vacancies within the mall; (iv) increased competition in areas where the malls are located; (v) the amount of advertising and promotional dollars spent on attracting consumers to the malls; and (vi) a shift toward online shopping. A decline in consumer traffic could have a negative effect on our comparable store sales.
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
The success of our business also depends on our ability to continue to develop and maintain a reliable digital experience for our customers. We strive to give our customers a jet-set shopping experience both in stores and through digital technologies, such as computers, mobile phones, tablets, and other devices. We also use social media to interact with our customers and enhance their shopping experience. Our inability to develop and continuously improve our digital footprint could negatively affect our ability to compete with other brands, which could adversely impact our business, results of operations, and financial condition.
Acquisitions may not be successful in achieving intended benefits, cost savings and synergies.
We face additional risks associated with our strategy to expand internationally through the acquisition of our geographic licensees. On January 1, 2016, we transitioned the previously licensed business in South Korea to a wholly owned operation and on May 31, 2016, we acquired our licensees in China, Hong Kong, Macau and Taiwan. We may not be able to successfully integrate the business of any licensee that we acquire into our own business or achieve any expected cost savings or synergies from such integration. The potential difficulties that we may face that could cause the results of the acquisition to not be in line with our expectations, include, among others:

•	failure to implement our business plan for the combined business;

•	delays or difficulties in completing the integration of acquired companies or assets;

•	higher than expected costs, lower than expected cost savings and/or a need to allocate resources to manage unexpected operating difficulties;

•	unanticipated issues in integrating logistics, information and other systems;

•	unanticipated changes in applicable laws and regulations;

•	retaining key employees;

•	operating risks inherent in the acquired business and our business;

•	diversion of the attention and resources of management;

•	assumption of liabilities not identified in due diligence or other unanticipated issues, expenses and liabilities; and

•	the impact on our internal controls and compliance with the requirements under the Sarbanes-Oxley Act of 2002.
Our acquisitions may not perform as well as initially expected which could have a material adverse effect on our financial condition and results of operations.
In addition, on June 28, 2015, we obtained a controlling interest in our joint venture in Latin America (MK Panama) causing us to consolidate this joint venture into our operations beginning with the second quarter of Fiscal 2016. As a result of our controlling interest in MK Panama, we will incur additional charges which could negatively affect our operating results or financial condition, and we may not realize a satisfactory return on our investment. Our joint venture also exposes us to risks to the extent that our joint venture partner may have economic or business interests or goals that are inconsistent with ours; take actions contrary to our policies or objectives; experience financial or other difficulties; or be unable or unwilling to fulfill their obligations under the joint venture agreement, any of which could negatively impact our business, financial condition and operating results.
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
We rely extensively on our information technology (“IT”) systems to track inventory, manage our supply chain, record and process transactions, manage customer communications, summarize results and manage our business. The failure of our IT systems to operate properly or effectively, problems with transitioning to upgraded or replacement systems, or difficulty in integrating new systems, could adversely affect our business. In addition, we have e-commerce websites in the United States and Canada, and plans for additional e-commerce sites internationally. Our IT systems and websites may be subject to damage and/or interruption from power outages, computer, network and telecommunications failures, computer viruses, “hackers”, security breaches, usage errors by our employees and bad acts by our customers and website visitors. If our IT systems or websites are damaged or cease to function properly, we may have to make a significant investment to fix or replace them, and we may suffer loss of critical data (including our customer data) and interruptions or delays in our operations in the interim. Any significant disruption in our IT systems or websites could harm our reputation and credibility, and could have a material adverse effect on our business, financial condition and operating results.

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
As a result of operating retail stores and concessions in various countries outside of the U.S., we are also exposed to market risk from fluctuations in foreign currency exchange rates, particularly the Euro, the British Pound, the Japanese Yen, the Korean Won and the Canadian Dollar. A substantial weakening of foreign currencies against the U.S. Dollar could require us to raise our retail prices or reduce our profit margins in various locations outside of the U.S. In addition, our sales and profitability could be negatively impacted if consumers in those markets were unwilling to purchase our products at increased prices.
We face risks associated with operating in international markets and our strategy to continue to expand internationally.
We operate on a global basis, with approximately 29.9% of our total revenue from operations outside of the U.S. during Fiscal 2016. As a result, we are subject to the risks of doing business internationally, including political and economic instability in foreign countries, laws, regulations and policies of foreign governments, potential negative consequences from changes in taxation policies, political or civil unrest, acts of terrorism, military actions or other conditions. Economic instability and unsettled regional and global conflicts may negatively affect consumer spending by foreign tourists and local consumers in the various regions where we operate, which could adversely affect our revenues and results of operations. We also sell our products at varying retail price points based on geographic location that yield different gross profit margins, and we achieve different operating profit margins, depending on geographic region, due to a variety of factors including product mix, store size, occupancy costs, labor costs and retail pricing. Changes in any one or more of these factors could result in lower revenues, increased costs, and negatively impact our business, financial condition and operating results.
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
The growth of our business depends on the successful execution of our growth strategies, including our efforts to open and operate new retail stores, and to increase the number of department stores and specialty stores that sell our products.
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
We do not own any of our store facilities; instead, we lease all of our stores under operating leases. Our leases generally have terms of up to 10 years. Our leases generally require a fixed annual rent and most require the payment of additional rent if store sales exceed a negotiated amount. Certain of our European stores also require initial investments in the form of key money to secure prime locations, which may be paid to landlords or existing lessees. Generally, our leases are “net” leases, which require us to pay all of the costs of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases at our option. Payments under these operating leases account for a significant portion of our operating costs. For example, as of April 2, 2016, we were party to operating leases associated with our stores as well as other corporate facilities requiring future minimum lease payments aggregating to $1.079 billion through Fiscal 2021 and approximately $746.7 million thereafter through Fiscal 2033. We expect that any new stores we open under operating leases will have terms similar to those contained in leases we have entered previously, which will further increase our operating lease expenses.

Our substantial operating lease obligations could have significant negative consequences, including, among others:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring a substantial portion of our available cash to pay our rental obligations, thus reducing cash available for other purposes;

•	limiting our flexibility in planning for or reacting to changes in our business or the industry in which we compete; and

•	placing us at a disadvantage with respect to some of our competitors.
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
We have entered into a select number of product licensing agreements with companies that produce and sell, under our trademarks, products requiring specialized expertise. We have also entered into a number of select licensing agreements pursuant to which we have granted third parties certain rights to distribute and sell our products in certain geographical areas, such as the Middle East, Eastern Europe, Brazil, certain parts of Asia and Australia. In addition, we have a joint venture that covers the distribution and sale of products and the operation of retail stores in Latin America and the Caribbean (excluding Brazil). In the future, we may enter into additional licensing arrangements. Although we take steps to carefully select our licensing partners, such arrangements may not be successful. Our licensing partners may fail to fulfill their obligations under their license agreements or have interests that differ from or conflict with our own, such as the timing of new store openings, the pricing of our products and the offering of competitive products. In addition, the risks applicable to the business of our licensing partners may be different than the risks applicable to our business, including risks associated with each such partner’s ability to:

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
A small number of our wholesale customers account for a significant portion of our net sales. Net sales to our five largest wholesale customers represented 25.8% of our total revenue for Fiscal 2016 and 26.3% of our total revenue for Fiscal 2015. Our largest wholesale customer, Macy's, accounted for 12.7% of our total revenue for Fiscal 2016 and 13.7% of our total revenue for Fiscal 2015. We do not have written agreements with any of our wholesale customers, and purchases generally occur on an order-by-order basis. A decision by any of our major wholesale customers, whether motivated by marketing strategy, competitive conditions, financial difficulties or otherwise, to decrease significantly the amount of merchandise purchased from us or our licensing partners, or to change their manner of doing business with us or our licensing partners, could substantially reduce our revenue and have a material adverse effect on our profitability. During the past several years, the retail industry has experienced a great deal of consolidation and other ownership changes, and we expect such changes will continue. In addition, store closings by our wholesale customers decrease the number of stores carrying our products, while the remaining stores may purchase a smaller amount of our products and/or may reduce the retail floor space designated for our brands. In the future, retailers may further consolidate, undergo restructurings or reorganizations, realign their affiliations or reposition their stores’ target markets. Any of these types of actions could decrease the number of stores that carry our products or increase the ownership concentration within the retail industry. These changes could decrease our opportunities in the market, increase our reliance on a smaller number of large wholesale customers and decrease our negotiating strength with our wholesale customers. These factors could have a material adverse effect on our business, financial condition and operating results.
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

•	significant delays or disruptions in delivery of our products due to labor disputes or strikes at the location of the source of our goods and/or at ports of entry;

•	political or military conflict involving the United States, which could cause a delay in the transportation of our products and raw materials and increase transportation costs;

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

We do not have written agreements with any of our third-party manufacturing contractors. As a result, any single manufacturing contractor could unilaterally terminate its relationship with us at any time. In Fiscal 2016, our largest manufacturing contractor, who primarily produces its products in China and who we have worked with for over ten years, accounted for the production of 26.7% of our finished products. Our inability to promptly replace manufacturing contractors that terminate their relationships with us or cease to provide high quality products in a timely and cost-efficient manner could have a material adverse effect on our business, financial condition and operating results, and impact the cost and availability of our goods.
In addition, we use third-party agents to source our finished goods with numerous manufacturing contractors on our behalf. Any single agent could unilaterally terminate its relationship with us at any time. In Fiscal 2016, our largest third-party agent, whose primary place of business is Hong Kong and who we have worked with for over 10 years, sourced approximately 14.9% of our purchases of finished goods. Our inability to promptly replace agents that terminate their relationships with us or cease to provide high quality service in a timely and cost-efficient manner could have a material adverse effect on our business, financial condition and operating results.
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
Our trademarks, including MICHAEL KORS and MICHAEL MICHAEL KORS, logos and other intellectual property rights are important to our success and our competitive position. We are susceptible to others imitating our products and infringing on our intellectual property rights in the Americas, Europe, the Middle East, the Far East and elsewhere in the world in both online and offline channels. Our brand enjoys significant worldwide consumer recognition, and the generally higher pricing of our products creates additional incentive for counterfeiters to infringe on our brand. We work with customs authorities, law enforcement, legal representatives and brand specialists globally in an effort to prevent the sale of counterfeit Michael Kors products, but we cannot guarantee the extent to which our efforts to prevent counterfeiting of our brand and other intellectual property infringement will be successful. Such counterfeiting and other infringement could dilute our brand and harm our reputation and business.

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
We and our subsidiaries are also engaged in a number of intercompany transactions. Although we believe that these transactions reflect arm’s length terms and that proper transfer pricing documentation is in place, which should be respected for tax purposes, the transfer prices and conditions may be scrutinized by local tax authorities, which could result in additional tax liabilities. On October 5, 2015, the Organization for Economic Co-operation and Development (OECD), an international association of thirty four countries, including the U.S. and UK, released the final reports from its Base Erosion and Profit Shifting (BEPS) Action Plans. The BEPS recommendations covered a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules and tax treaties. Future tax reform resulting from this development may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities.
Restrictive covenants in our credit agreement may restrict our ability to pursue our business strategies.
We have a $1.0 billion senior unsecured revolving credit facility (the “2015 Credit Facility”) under which Michael Kors Holdings Limited and its indirect wholly owned subsidiaries Michael Kors (USA), Inc. (“MKUSA”), Michael Kors (Europe) B.V., Michael Kors (Canada) Holdings Ltd. and Michael Kors (Switzerland) GmbH, are borrowers, and the borrowers and certain material subsidiaries provide unsecured guarantees. The credit agreement governing the terms of the 2015 Credit Facility restricts, among other things, asset dispositions, mergers and acquisitions, dividends, share repurchases and redemptions, other restricted payments, indebtedness, loans and investments, liens and affiliate transactions. The 2015 Credit Facility also contains customary events of default, including, but not limited to, payment defaults, material inaccuracy of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy or insolvency, certain events under ERISA, material judgments, actual or asserted failure of any guaranty supporting the 2015 Credit Facility to be in full force and effect, and changes of control. If such an event of default occurs, the lenders under the 2015 Credit Facility would be entitled to take various actions, including, but not limited to, terminating the commitments and accelerating amounts outstanding under the 2015 Credit Facility. In addition, our credit agreement contains a financial covenant requiring us to maintain a leverage ratio of no greater than 3.5 to 1.0 (with the ratio being total consolidated indebtedness plus 6.0 times the consolidated rent expense for the last four consecutive fiscal quarters, to Consolidated EBITDAR for the last four consecutive fiscal quarters). See credit discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity”. The covenants in the 2015 Credit Facility, among other things, may limit our ability to fund our future working capital needs and capital expenditures, engage in future acquisitions or development activities, or otherwise realize the value of our assets and opportunities fully because of the need to dedicate a portion of our cash flow from operations to payments on debt.

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
Our share price may periodically fluctuate based on the accuracy of our earnings guidance or other forward-looking statements regarding our financial performance.
Our business and long-range planning process is designed to maximize our long-term growth and profitability, and not to achieve an earnings target in any particular fiscal quarter. We believe that this longer-term focus is in the best interests of the Company and our shareholders. At the same time, however, we recognize that it is helpful to provide investors with guidance as to our forecast of net sales, earnings per share, comparable store sales and other financial metrics or projections. While we generally expect to provide updates to our financial guidance when we report our results each fiscal quarter, we do not have any responsibility to update any of our forward-looking statements at such times or otherwise. In addition, any longer-term guidance that we provide is based on goals that we believe, at the time guidance is given, are reasonably attainable for growth and performance over a number of years. However, such long-range targets are more difficult to predict than our current quarter and fiscal year expectations. If, or when, we announce actual results that differ from those that have been predicted by us, outside investment analysts, or others, our share price could be adversely affected. Investors who rely on these predictions when making investment decisions with respect to our securities do so at their own risk. We take no responsibility for any losses suffered as a result of such changes in our share price.
We periodically return value to shareholders through our share repurchase program. Investors may have an expectation that we will repurchase all shares available under our share repurchase program. The market price of our securities could be adversely affected if our share repurchase activity differs from investors’ expectations or if our share repurchase program were to terminate.
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

Item 1B.     Unresolved Staff Comments
None.
Item 2.    Properties
The following table sets forth the location, use and size of our significant distribution and corporate facilities as of April 2, 2016, all of which are leased with the exception of our distribution center in Holland, which is owned. The leases expire at various times through Fiscal 2033, subject to renewal options.

Location	Use	Approximate Square Footage
Whittier, CA	U.S. Distribution Center	1,284,400
Venlo, Holland	European Distribution Center (1)	1,076,390
New York, NY	Corporate Offices	262,450
Montreal, Quebec	Canadian Corporate Office and Distribution	205,500
East Rutherford, NJ	Corporate Offices	53,476
Manno, Switzerland	Corporate Offices	25,403
Secaucus, NJ	Distribution	22,760
London, England	Corporate Offices	17,221
Paris, France	Corporate Offices	16,033

(1)
In May 2015, we acquired land in Venlo, Holland and are currently in the process of building our own distribution facility, which will support all of our European operations. The new facility is expected to begin operating in Fiscal 2017.

As of April 2, 2016, we also occupied 668 leased retail stores worldwide (including concessions). We consider our properties to be in good condition and believe that our facilities are adequate for our operations and provide sufficient capacity to meet our anticipated requirements.
Other than the aforementioned land and the currently constructed building for our European distribution center in Venlo, Holland, fixed assets related to our stores (e.g. leasehold improvements, fixtures, etc.) and computer equipment, we do not own any material property as of April 2, 2016.
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
Market Information
Since our IPO on December 15, 2011, our ordinary shares have traded on the NYSE under the symbol “KORS”. At April 2, 2016, there were 176,441,891 ordinary shares outstanding, and the closing sale price of our ordinary shares was $56.97. Also as of that date, we had approximately 273 ordinary shareholders of record. The table below sets forth the high and low closing sale prices of our ordinary shares for the periods indicated:

	High	Low
Fiscal 2015 Quarter Ended:
June 28, 2014	$98.96	$85.71
September 27, 2014	$91.79	$71.25
December 27, 2014	$79.70	$68.25
March 28, 2015	$76.05	$63.31

Fiscal 2016 Quarter Ended:
June 27, 2015	$66.26	$44.91
September 26, 2015	$45.37	$38.06
December 26, 2015	$43.89	$38.53
April 2, 2016	$58.54	$35.57
Share Performance Graph
The line graph below compares the cumulative total shareholder return on our ordinary shares with the Russell 1000 Index (RUI), Standard & Poor’s 500 Index (GSPC), S&P Retail Index (RLX) and the NYSE Composite Index (NYA), and a peer group index of companies that we believe are closest to ours for the period covering our initial public offering on December 15, 2011 through April 1, 2016, the last business day of the our fiscal year. The graph assumes an investment of $100 made at the closing of trading on December 15, 2011, in (i) our ordinary shares, (ii) the shares comprising the RUI, (iii) the shares comprising the GSPC, (iv) the shares comprising the RLX and (v) the shares comprising the NYA. The peer group consists of the following: Coach, Inc., Guess, Inc., PVH Corp., Limited Brands, Inc., and Ralph Lauren Corporation. All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable time period.

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
The following table provides information regarding the Company’s ordinary share repurchases during the three months ended April 2, 2016:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
December 27 – January 23	—	$—	—	$558,054,655
January 24 – February 20	1,553,900	51.96	1,553,900	477,316,788
February 21 – April 2	2,136,785	55.81	2,136,785	358,054,655
Item 6.    Selected Financial Data
The following table sets forth selected historical consolidated financial and other data for Michael Kors Holdings Limited and its consolidated subsidiaries for the periods presented. The statements of operations data for Fiscal 2016, Fiscal 2015 and Fiscal 2014 and the balance sheet data as of the end of Fiscal 2016 and Fiscal 2015 have been derived from our audited consolidated financial statements included elsewhere in this report. The statements of operations data for Fiscal 2013 and Fiscal 2012 and the balance sheet data as of the end of Fiscal 2014, Fiscal 2013 and Fiscal 2012 have been derived from our prior audited consolidated financial statements, which are not included in this report.
The selected historical consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this annual report.

	Fiscal Years Ended
	April 2, 2016 (1)	March 28, 2015	March 29, 2014	March 30, 2013	March 31, 2012
	(data presented in millions, except for shares and per share data)
Statement of Operations Data:
Net sales	$4,538.8	$4,199.7	$3,170.5	$2,094.7	$1,237.1
Licensing revenue	173.3	171.8	140.3	87.0	65.2
Total revenue	4,712.1	4,371.5	3,310.8	2,181.7	1,302.3
Cost of goods sold	1,914.9	1,723.8	1,294.7	875.1	549.2
Gross profit	2,797.2	2,647.7	2,016.1	1,306.6	753.1
Selling, general and administrative expenses	1,428.0	1,251.5	926.9	621.6	464.6
Depreciation and amortization	183.2	138.4	79.7	54.3	37.5
Impairment of long-lived assets	10.9	0.8	1.3	0.7	3.3
Total operating expenses	1,622.1	1,390.7	1,007.9	676.6	505.4
Income from operations	1,175.1	1,257.0	1,008.2	630.0	247.7
Other income	(3.7)	(1.6)	—	—	—
Interest expense, net	1.7	0.2	0.4	1.5	1.5
Foreign currency loss (gain)	4.8	2.6	0.1	1.4	(2.6)
Income before provision for income taxes	1,172.3	1,255.8	1,007.7	627.1	248.8
Provision for income taxes	334.6	374.8	346.2	229.5	101.5
Net income	837.7	881.0	661.5	397.6	147.3
Less: net income applicable to preference shareholders	—	—	—	—	21.2
Less: Net loss attributable to noncontrolling interest	(1.4)	—	—	—	—
Net income available for ordinary shareholders of MKHL	$839.1	$881.0	$661.5	$397.6	$126.1

Weighted average ordinary shares outstanding(2):
Basic	186,293,295	202,680,572	202,582,945	196,615,054	158,258,126
Diluted	189,054,289	205,865,769	205,638,107	201,540,144	189,299,197
Net income per ordinary share(3):
Basic	$4.50	$4.35	$3.27	$2.02	$0.80
Diluted	$4.44	$4.28	$3.22	$1.97	$0.78

(1)	Fiscal year ended April 2, 2016 contains 53 weeks, whereas all other fiscal years presented are based on 52-week periods.

(2)
Gives effect to the corporate reorganization completed by the Company and certain of its affiliates in July 2011 (the “Reorganization”) and the 3.8-to-1 split of our ordinary shares (the “Share Split”) that occurred on November 30, 2011.

(3)
Basic net income per ordinary share is computed by dividing net income available to ordinary shareholders of MKHL by basic weighted average ordinary shares outstanding. Diluted net income per ordinary share is computed by dividing net income attributable to ordinary shareholders of MKHL by diluted weighted average ordinary shares outstanding.

	Fiscal Years Ended
	April 2, 2016	March 28, 2015	March 29, 2014	March 30, 2013	March 31, 2012
	(data presented in millions, except for share and store data)
Operating Data:
Comparable retail store sales (decline) growth	(4.2)%	10.3%	26.2%	40.1%	39.2%
Retail stores, including concessions, end of period	668	526	405	304	237

Balance Sheet Data:
Working capital(1)	$1,234.3	$1,663.4	$1,438.3	$816.5	$287.9
Total assets(1)	$2,566.8	$2,684.6	$2,211.2	$1,280.1	$668.2
Revolving line of credit	$—	$—	$—	$—	$22.7
Long-term debt	$2.3	$—	$—	$—	$—
Shareholders' equity of MKHL	$1,995.7	$2,241.0	$1,806.1	$1,047.2	$456.2
Number of ordinary shares issued	208,084,175	206,486,699	204,291,345	201,454,408	192,731,390

(1)
All prior period deferred tax-related amounts have been reclassified in connection with Company's adoption of ASU 2015-14, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes" on a retrospective basis.

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
Overview
Our Business
We are a global luxury lifestyle brand led by a world-class management team and a renowned, award-winning designer. Since launching his namesake brand 35 years ago, Michael Kors has featured distinctive designs, materials and craftsmanship with a jet-set aesthetic that combines stylish elegance and a sporty attitude. Mr. Kors’ vision has taken the Company from its beginnings as an American luxury sportswear house to a global accessories, footwear and apparel company with a presence in over 100 countries. As a highly recognized luxury lifestyle brand in the Americas, with accelerating awareness in targeted international markets, we have experienced sales momentum and intend to continue along this course as we grow our business.
We operate our business in three segments—retail, wholesale and licensing—and we have a strategically controlled global distribution network focused on company-operated retail stores, leading department stores, specialty stores and select licensing partners. As of April 2, 2016, our retail segment included 390 retail stores in the Americas (including concessions), 278 international retail stores (including concessions) throughout Europe and Asia and our e-commerce sites in the United States ("U.S.") and Canada. As of April 2, 2016, our wholesale segment included wholesale sales through approximately 1,532 department store doors and 929 specialty store doors in the Americas and wholesale sales through approximately 1,222 specialty store doors and 206 department store doors internationally. Our remaining revenue is generated through our licensing segment, through which we license to third parties certain production, sales and/or distribution rights. During Fiscal 2016, our licensing segment accounted for approximately 3.7% of our total revenue and consisted of royalties earned on licensed products and our geographic licenses.
We offer three primary collections: the Michael Kors Collection luxury line, the MICHAEL Michael Kors accessible luxury line and the Michael Kors Mens line. The Michael Kors Collection establishes the aesthetic authority of our entire brand and is carried by many of our retail stores, our e-commerce sites, as well as in the finest luxury department stores in the world. In 2004, we introduced MICHAEL Michael Kors, which has a strong focus on accessories, in addition to offering footwear and apparel, and addresses the significant demand opportunity in accessible luxury goods. More recently, we have begun to grow our men's business in recognition of the significant opportunity afforded by our brand's established fashion authority and the expanding men's market. Taken together, our primary collections target a broad customer base while retaining our premium luxury image.
Certain Factors Affecting Financial Condition and Results of Operations
Establishing brand identity and enhancing global presence. We intend to continue to increase our international presence and global brand recognition through the formation of various joint ventures with international partners, and continuing with our international licensing arrangements. We feel this is an efficient method for continued penetration into the global luxury goods market, especially for markets where we have yet to establish a substantial presence. In addition, our growth strategy includes assuming direct control of certain international operations, which allows us to better manage our growth opportunities in the related regions. During the second quarter of Fiscal 2016, we made additional capital contributions to our Latin American joint venture, MK (Panama) Holdings, S.A. and subsidiaries (“MK Panama”), obtaining a 75% controlling interest in MK Panama. As such, we began to consolidate MK Panama into our operations beginning with the second quarter of Fiscal 2016 (see Note 3 to the accompanying consolidated financial statements for additional information). In addition, on January 1, 2016, we assumed direct control over the previously licensed business in South Korea. During the first quarter of Fiscal 2017, we plan to further expand our global presence by acquiring certain of our currently licensed operations in the Greater China region (see Note 21 to the accompanying consolidated financial statements for additional information).

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
Currency fluctuation and the Strengthening U.S. Dollar. Our consolidated operations are impacted by the relationships between our reporting currency, the U.S. Dollar, and those of our non-U.S. subsidiaries whose functional/local currency is other than the U.S. Dollar. The recent decline in the value of the Euro relative to the U.S. Dollar has impacted the conversion of the results of our European operations, as they are reported, which represent approximately 21% of our consolidated revenue for Fiscal 2016. During Fiscal 2016, the Euro experienced a decline in value relative to U.S. Dollar of approximately 13%, as compared to Fiscal 2015. In addition, our Fiscal 2016 results have been negatively impacted by a decline of 13% in the Canadian Dollar and a decline of approximately 9% in Japanese Yen relative to the U.S. Dollar, as compared to Fiscal 2015.
Disruptions in shipping and distribution. Our operations are subject to the impact of shipping disruptions as a result of changes or damage to our distribution infrastructure, as well as due to external factors. During the fourth quarter of Fiscal 2015, our U.S. third party operated e-commerce fulfillment center was impacted by structural damage, which resulted in shipping delays to consumers who ordered merchandise through our e-commerce website. In addition, we were impacted by the work slowdowns and stoppages resulting from the labor dispute at the U.S. west coast ports during Fiscal 2015, which created a backlog of containers at the ports and resulted in inventory delivery delays, which continued into Fiscal 2016. Any future disruptions could have a negative impact on our results of operations.
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
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Critical accounting policies are those that are the most important to the portrayal of our financial condition and results of operations and that require our most difficult, subjective and complex judgments to make estimates about the effect of matters that are inherently uncertain. In applying such policies, we must make certain assumptions based on our informed judgments, assessments of probability and best estimates. Estimates, by their nature, are subjective and are based on analysis of available information, including current and historical factors and the experience and judgment of management. We evaluate our assumptions and estimates on an ongoing basis. While our significant accounting policies are detailed in Note 2 to the accompanying financial statements, our critical accounting policies are discussed below and include revenue recognition, inventories, impairment of long-lived assets, goodwill, share-based compensation, derivatives and income taxes.
Revenue Recognition
Revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred, the price has been fixed and determinable and collectability is reasonably assured. We recognize retail store revenue upon sale of our products to retail consumers, net of estimated returns. Revenue from sales through our e-commerce site is recognized at the time of delivery to the customer, reduced by an estimate of returns. Wholesale revenue is recognized net of estimates for sales returns, discounts, markdowns and allowances, after merchandise is shipped and title and risk of loss are transferred to our wholesale customers. To arrive at net sales for retail, gross sales are reduced by actual customer returns, as well as by a provision for estimated future customer returns, which is based on management’s review of historical and current customer returns. The amounts reserved for retail sales returns were $4.7 million, $2.5 million and $2.3 million at April 2, 2016, March 28, 2015 and March 29, 2014, respectively. To arrive at net sales for wholesale, gross sales are reduced by provisions for estimated future returns based on current expectations, as well as trade discounts, markdowns, allowances, operational chargebacks, and certain cooperative selling expenses. Total sales reserves for wholesale were $110.9 million, $87.5 million and $65.9 million at April 2, 2016, March 28, 2015 and March 29, 2014, respectively. These estimates are based on such factors as historical trends, actual and forecasted performance, and market conditions, which are reviewed by management on a quarterly basis. Our historical estimates of these costs were not materially different from actual results.

As of April 2, 2016, a hypothetical 1% increase in allowances for our reserves for sales returns, discounts, markdowns and other allowances would have decreased our Fiscal 2016 revenues by approximately $1.2 million.
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
Inventories
Our inventory costs include amounts paid to independent manufacturers, plus duties and freight to bring the goods to the Company’s warehouses, which are located in the United States, Holland, Canada, Japan, South Korea and Hong Kong. We continuously evaluate the composition of our inventory and make adjustments when the cost of inventory is not expected to be fully recoverable. The net realizable value of our inventory is estimated based on historical experience, current and forecasted demand and market conditions. In addition, reserves for inventory losses are estimated based on historical experience and physical inventory counts. Our inventory reserves are estimates, which could vary significantly from actual results if future economic conditions, customer demand or competition differ from expectations. Our historical estimates of these adjustments have not differed materially from actual results.
Long-lived Assets
We evaluate all long-lived assets, including fixed assets and finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. For the purposes of impairment testing, we group our long-lived assets according to their lowest level of use, such as aggregating and capitalizing all construction costs related to a retail store into leasehold improvements and those related to our wholesale business into shop-in-shops. Our leasehold improvements are typically amortized over the life of the store lease, including highly probable renewals, and our shop-in-shops are amortized over a useful life of three or four years. Our impairment testing is based on our best estimate of the future operating cash flows. If the sum of our estimated undiscounted future cash flows associated with the asset is less than the asset’s carrying value, we recognize an impairment charge, which is measured as the amount by which the carrying value exceeds the fair value of the asset. These estimates of cash flow require significant management judgment and certain assumptions about future volume, sales and expense growth rates, devaluation and inflation. As such, these estimates may differ from actual cash flows and future impairments may result if actual cash flows are lower than our expectations. For Fiscal 2016, Fiscal 2015, and Fiscal 2014, we recorded charges for impairments on fixed assets, primarily related to our retail segment, of $10.9 million, $0.8 million and $1.3 million, respectively. See Note 6 to the accompanying consolidated audited financial statements for additional information.
Goodwill
We perform an impairment assessment of goodwill on an annual basis, or whenever impairment indicators exist. In the absence of any impairment indicators, goodwill is assessed during the fourth quarter of each fiscal year. These assessments are made with regards to reporting units within our wholesale, retail and licensing segments where our goodwill is recorded, and are based on our current operating projections. Judgments regarding the existence of impairment indicators are based on market conditions and operational performance of the business.
We may assess our goodwill for impairment initially using a qualitative approach (“step zero”) to determine whether it is more likely than not that the fair value of goodwill is greater than its carrying value. If the results of the qualitative assessment indicate that it is not more likely than not that the fair value of goodwill exceeds its carrying value, a quantitative goodwill analysis would be performed to determine if impairment is required. We may also elect to perform a quantitative analysis of goodwill initially rather than using a qualitative approach. The valuation methods used in the quantitative fair value assessment, discounted cash flow and market multiples methods, require management to make certain assumptions and estimates regarding certain industry trends and future profitability of our reporting units. If the carrying amount of a reporting unit exceeds its fair value, we would compare the implied fair value of the reporting unit goodwill to its carrying value. To compute the implied fair value, we would assign the fair value of the reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying value of the reporting unit’s goodwill exceeded the implied fair value of the reporting unit’s goodwill, we would record an impairment loss to write down such goodwill to its implied fair value. The valuation of goodwill is affected by, among other things, our business plan for the future and estimated results of future operations. Future events could cause us to conclude the impairment indicators exist and, therefore, that goodwill may be impaired.

During the fourth quarter of Fiscal 2016, we elected to bypass the initial qualitative assessment and performed our annual impairment analysis using a quantitative approach, using the discounted cash flow method to estimate fair value. Based on the results of this assessment, we concluded that the fair values of all reporting units significantly exceeded the related carrying amounts and there were no reporting units at risk of impairment. There were no impairment charges related to goodwill in any of the fiscal periods presented.
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
Derivative Financial Instruments
We use forward currency exchange contracts to manage our exposure to fluctuations in foreign currency for certain of our transactions. We are exposed to risks on certain purchase commitments to foreign suppliers based on the value of our purchasing subsidiaries’ local currency relative to the currency requirement of the supplier on the date of the commitment. As such, we enter into forward currency contracts that generally mature in 12 months or less, which is consistent with the related purchase commitments. We designate certain contracts related to the purchase of inventory that qualify for hedge accounting as cash flow hedges, while others remain undesignated. All of our derivative instruments are recorded in our consolidated balance sheets at fair value on a gross basis, regardless of their hedge designation. The effective portion of changes in the fair value for contracts designated as cash flow hedges is recorded in equity as a component of accumulated other comprehensive income (loss) until the hedged item effects earnings. When the inventory related to forecasted inventory purchases that are being hedged is sold to a third party, the gains or losses deferred in accumulated other comprehensive income (loss) are recognized within cost of goods sold. We use regression analysis to assess effectiveness of derivative instruments that are designated as hedges, which compares the change in the fair value of the derivative instrument to the change in the related hedged item. Effectiveness is assessed on a quarterly basis and any portion of the designated hedge contracts deemed ineffective is recorded to foreign currency gain (loss). If the hedge is no longer expected to be highly effective in the future, future changes in the fair value are recognized in earnings. For those contracts that are not designated as hedges, changes in the fair value are recorded in foreign currency gain (loss) in our consolidated statements of operations.
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
Recently Adopted Accounting Pronouncements
In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes," which eliminated the prior requirement to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. ASU 2015-17 will require all deferred tax assets and liabilities to be classified as noncurrent. ASU 2015-17 is effective beginning with our Fiscal 2018, with earlier application permitted. We elected to early adopt ASU 2015-17 during the third quarter of Fiscal 2016 on a retrospective basis. As of March 28, 2015, previously recorded current deferred tax assets and liabilities of $27.7 million and $3.7 million, respectively, were subject to reclassification to noncurrent. Our balance sheet as of March 28, 2015 also reflects a $7.3 million reclassification between total deferred tax assets and deferred tax liabilities due to the fact that jurisdictional netting is not impacted by ASU 2015-17.
Recently Issued Accounting Pronouncements
We have considered all new accounting pronouncements, and other than the recent pronouncements discussed below, have concluded that there are no new pronouncements that have a material impact on our results of operations, financial condition or cash flows based on current information.
Revenue Recognition
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU")No. 2014-09, “Revenue from Contracts with Customers,” which provides new guidance for revenues recognized from contracts with customers, and will replace the existing revenue recognition guidance. ASU No. 2014-09 requires that revenue is recognized at an amount the company is entitled to upon transferring control of goods or services to customers, as opposed to when risks and rewards transfer to a customer. In July 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which deferred the effective date of ASU No. 2014-09 by one year, making it effective for the interim reporting periods within the annual reporting period beginning after December 15, 2017, or beginning with our fiscal year 2019. This standard may be applied retrospectively to all prior periods presented, or retrospectively with a cumulative adjustment to retained earnings in the year of adoption. We are currently evaluating the adoption method and the impact that ASU 2014-09 will have on our consolidated financial statements and related disclosures.
The FASB has issued several additional ASUs to provide implementation guidance on ASU No. 2015-14, including ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)" issued in March 2016 and ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing" issued in April 2016. We will consider this guidance in evaluating the impact of ASU 2014-09.
Lease Accounting
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which requires lessees to recognize a lease liability and a right-to-use asset on the balance sheet for all leases, except certain short-term leases. ASU 2016-02 is effective beginning with our fiscal year 2020, with early adoption permitted, and must be implemented using a modified restrospective approach for all leases existing at, or entered into after the beginning of the earliest comparative period that is presented in the financial statements. We are currently evaluating the impact of ASU 2016-09 on our consolidated financial statements but expect that the adoption of this standard will result in a significant increase in assets and liabilities on our consolidated balance sheets.

Share-Based Compensation
In March 2016, the the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting," which simplifies accounting and presentation of share-based payments, primarily relating to the recognition and classification of excess tax benefits, accounting for forfeitures and tax withholding requirements. ASU 2016-09 is effective beginning with the our fiscal year 2018, with early adoption permitted and different permitted adoption methods for each provision of the standard. We are currently evaluating the impact of ASU 2016-09 on our consolidated financial statements.
In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” ASU 2014-12 requires that a performance target under stock-based compensation arrangements that could be achieved after the service period is treated as a performance condition and not reflected in the grant-date fair value of the award. Rather, the related compensation cost should be recognized when it becomes probable that the performance targets will be achieved. ASU 2014-12 is effective beginning with the our fiscal year 2017, with early adoption and retrospective application permitted. We do not expect that ASU 2014-12 will have a material impact on our consolidated financial statements.
Business Combinations
In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments," which simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments and requiring such adjustments to be recognized in the reporting period in which they are determined. ASU 2015-16 requires disclosures of any amounts that would have been recorded in previous reporting periods if the adjustment was recognized as of the acquisition date. ASU 2015-16 is effective beginning with our fiscal year 2017, with earlier application permitted, and should be applied prospectively. We are currently evaluating the impact of ASU 2015-15 on our consolidated financial statements.
Inventory Valuation
In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." The new guidance requires inventory accounted for using the average cost or first-in first-out method ("FIFO") to be measured at the lower of cost or net realizable value, replacing the current requirement to value inventory at the lower of cost or market. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective beginning with our fiscal year 2018 and should be applied prospectively, with earlier application permitted. We do not expect that ASU No. 2015-11 will have a material impact on our financial statements.
Segment Information
We generate revenue through three business segments: retail, wholesale and licensing. The following table presents our revenue and income from operations by segment for Fiscal 2016, Fiscal 2015 and Fiscal 2014 (in millions):

	Fiscal Years Ended
	April 2, 2016	March 28, 2015	March 29, 2014
Revenue:
Net sales: Retail	$2,394.9	$2,134.6	$1,593.0
Wholesale	2,143.9	2,065.1	1,577.5
Licensing	173.3	171.8	140.3
Total revenue	$4,712.1	$4,371.5	$3,310.8

Income from operations:
Retail	$501.4	$557.2	$467.3
Wholesale	584.1	610.9	459.8
Licensing	89.6	88.9	81.1
Income from operations	$1,175.1	$1,257.0	$1,008.2

Retail
We sell our products, as well as licensed products bearing our name, directly to the end consumer through our retail stores and concessions throughout the Americas, Europe, Japan and South Korea, as well as through our e-commerce sites, including our e-commerce platform in the U.S. launched in September 2014 and our e-commerce site in Canada launched in April 2015. We have four primary retail store formats: collection stores, lifestyle stores, outlet stores and e-commerce. Our collection stores are located in highly prestigious shopping areas, while our lifestyle stores are located in well-populated commercial shopping locations and leading regional shopping centers. Our outlet stores, which are generally in outlet centers, extend our reach to additional consumer groups. In addition to these four retail store formats, we operate concessions in a select number of department stores in the Americas, Europe and Asia.
The following table presents the growth in our network of retail stores during Fiscal 2016, Fiscal 2015, and Fiscal 2014:

	April 2, 2016	March 28, 2015	March 29, 2014
Full price retail stores including concessions:
Number of stores	492	373	279
Increase during period	119	94	78
Percentage increase vs. prior year	31.9%	33.7%	38.8%
Total gross square footage	1,140,025	859,352	562,773
Average square footage per store	2,317	2,304	2,017

Outlet stores:
Number of stores	176	153	126
Increase during period	23	27	23
Percentage increase vs. prior year	15.0%	21.4%	22.3%
Total gross square footage	637,325	517,308	381,567
Average square footage per store	3,621	3,381	3,028
The following table presents our retail stores by geographic location:

	April 2, 2016		March 28, 2015	March 29, 2014
Store count by region:
The Americas (U.S., Canada and Latin America)	390	(1)	343	288
Europe	177		133	80
Asia (Japan and South Korea)	101	(1)	50	37
Total	668		526	405

(1) Includes 14 stores in Latin America, as a result of consolidation of MK Panama into our operations beginning in July 2016 and 36 stores associated with the previously licensed business in South Korea, which we acquired on January 1, 2016. See Note 3 to the accompanying consolidated financial statements for additional information.
Wholesale
We sell our products directly to department stores primarily located across the Americas and Europe to accommodate consumers who prefer to shop at major department stores. In addition, we sell to specialty stores for those consumers who enjoy the boutique experience afforded by such stores, as well as to travel retail shops in the Americas, Europe and Asia. We also have wholesale arrangements pursuant to which we sell products to certain of our licensees, including our licensees in Asia (which were previously reported within our Americas wholesale operations). We continue to focus our sales efforts and drive sales in existing locations by enhancing presentation, primarily through the creation of more shop-in-shops with our proprietary fixtures that effectively communicate our brand and create a more personalized shopping experience for consumers. We tailor our assortments through wholesale product planning and allocation processes to better match the demands of our department store customers in each local market.

The following table presents the increase (decrease) in our network of wholesale doors during Fiscal 2016, Fiscal 2015 and Fiscal 2014:

	Fiscal Years Ended
	April 2, 2016	March 28, 2015	March 29, 2014
Number of full-price wholesale doors	3,889	4,038	3,728
(Decrease) increase during period	(149)	310	479
Percentage (decrease) increase vs. prior year	(3.7)%	8.3%	14.7%
Licensing
We generate revenue through product and geographic licensing arrangements. Our product license agreements allow third parties to use our brand name and trademarks in connection with the manufacturing and sale of a variety of products, including watches, fragrances, eyewear and jewelry. In our product licensing arrangements, we take an active role in the design process, marketing and distribution of products under our brands. Our geographic licensing arrangements allow third parties to use our tradenames in connection with the retail and/or wholesale sales of our branded products in specific geographic regions. On January 1, 2016, our licensing agreement in South Korea expired and we acquired direct control of the related retail and wholesale operations. In addition, we plan to acquire certain of our licensed operations in the Greater China region during the first quarter of Fiscal 2017.
Key Performance Indicators and Statistics
We use a number of key indicators of operating results to evaluate our performance, including the following (dollars in millions):

	Fiscal years ended
	April 2, 2016	March 28, 2015	March 29, 2014
Total revenue	$4,712.1	$4,371.5	$3,310.8
Gross profit as a percent of total revenue	59.4%	60.6%	60.9%
Income from operations	$1,175.1	$1,257.0	$1,008.2
Retail net sales - The Americas	$1,779.0	$1,656.1	$1,318.9
Retail net sales - Europe	$509.6	$412.1	$235.6
Retail net sales - Asia	$106.3	$66.4	$38.5
(Decrease) increase in comparable store net sales	(4.2)%	10.3%	26.2%
Wholesale net sales - The Americas	$1,628.6	$1,662.5	$1,335.5
Wholesale net sales - Europe	$406.4	$401.1	$242.0
Wholesale net sales - Asia	$108.9	$1.5	$—
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
Licensing revenue consists of fees charged on sales of licensed products by our licensees as well as contractual royalty rates for the use of our trademarks in certain geographic territories.
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
Impairment charges consist of charges to write-down fixed assets to fair value.
Income from operations consists of gross profit minus total operating expenses.
Other (income) expense, net includes a gain on acquisition of MK Korea during Fiscal 2016, as well as proceeds received related to our anti-counterfeiting efforts and equity income or loss earned on our joint venture (prior to obtaining controlling interest in MK Panama). Future amounts may include any miscellaneous activities not directly related to our operations.
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
Noncontrolling interest represents the portion of the equity ownership in MK Panama, which is not attributable to the Company. On June 28, 2015, we obtained a controlling interest in MK Panama and began to consolidate its financial results in our operations.

Results of Operations
Comparison of Fiscal 2016 with Fiscal 2015
The following table details the results of our operations for Fiscal 2016 and Fiscal 2015 and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Fiscal Years Ended		$ Change	% Change	% of Total Revenue for Fiscal 2016	% of Total Revenue for Fiscal 2015
	April 2, 2016	March 28, 2015
Statements of Operations Data:
Net sales	$4,538.8	$4,199.7	$339.1	8.1%
Licensing revenue	173.3	171.8	1.5	0.9%
Total revenue	4,712.1	4,371.5	340.6	7.8%
Cost of goods sold	1,914.9	1,723.8	191.1	11.1%	40.6%	39.4%
Gross profit	2,797.2	2,647.7	149.5	5.6%	59.4%	60.6%
Selling, general and administrative expenses	1,428.0	1,251.5	176.5	14.1%	30.3%	28.6%
Depreciation and amortization	183.2	138.4	44.8	32.4%	3.9%	3.2%
Impairment of long-lived assets	10.9	0.8	10.1	NM	0.2%	—%
Total operating expenses	1,622.1	1,390.7	231.4	16.6%	34.4%	31.8%
Income from operations	1,175.1	1,257.0	(81.9)	(6.5)%	24.9%	28.8%
Other income	(3.7)	(1.6)	(2.1)	131.3%	(0.1)%	(0.1)%
Interest expense, net	1.7	0.2	1.5	750.0%	—%	—%
Foreign currency loss	4.8	2.6	2.2	84.6%	0.1%	0.1%
Income before provision for income taxes	1,172.3	1,255.8	(83.5)	(6.6)%	24.9%	28.7%
Provision for income taxes	334.6	374.8	(40.2)	(10.7)%	7.1%	8.6%
Net income	837.7	881.0	(43.3)	(4.9)%
Less: Net loss attributable to noncontrolling interest	(1.4)	—	(1.4)	NM
Net income attributable to MKHL	$839.1	$881.0	$(41.9)	(4.8)%

NM	Not meaningful.
Total Revenue
Total revenue increased $340.6 million, or 7.8%, to $4.712 billion for the fiscal year ended April 2, 2016, compared to $4.372 billion for the fiscal year ended March 28, 2015, which included unfavorable foreign currency effects of $168.7 million primarily related to the weakening of the Euro, the Canadian Dollar, and the Japanese Yen against the U.S. Dollar in Fiscal 2016, as compared to Fiscal 2015. On a constant currency basis, our total revenue increased by $509.3 million, or 11.7%. Fiscal 2016 also included approximately $33.7 million of incremental net retail sales attributable to the inclusion of the 53rd week, as well as $28.9 million of incremental revenue recorded as a result of consolidating MK Panama and acquiring MK Korea during Fiscal 2016. The increase in our revenues was primarily due to an increase in our non-comparable retail store sales and wholesale sales, partially offset by lower comparable retail store sales.

The following table details revenues for our three business segments (dollars in millions):

	Fiscal Years Ended			% Change		% of Total Revenue for Fiscal 2016	% of Total Revenue for Fiscal 2015
	April 2, 2016	March 28, 2015	$ Change	As Reported	Constant Currency
Revenue:
Net sales: Retail	$2,394.9	$2,134.6	$260.3	12.2%	17.2%	50.8%	48.8%
Wholesale	2,143.9	2,065.1	78.8	3.8%	6.8%	45.5%	47.3%
Licensing	173.3	171.8	1.5	0.9%	0.9%	3.7%	3.9%
Total revenue	$4,712.1	$4,371.5	$340.6	7.8%	11.7%
Retail
Net sales from our retail stores increased $260.3 million, or 12.2%, to $2.395 billion for Fiscal 2016, compared to $2.135 billion for Fiscal 2015, which included unfavorable foreign currency effects of $107.2 million. On a constant currency basis, net sales from our retail stores increased $367.5 million, or 17.2%. We operated 668 retail stores, including concessions, as of April 2, 2016, compared to 526 retail stores, including concessions, as of March 28, 2015.
Our comparable store sales declined $77.1 million, or 4.2%, during Fiscal 2016, which included unfavorable foreign currency effects of $61.3 million. Our comparable store sales benefited 194 basis points from the inclusion of the U.S. e-commerce sales in comparable store sales beginning with the third quarter of Fiscal 2016. On a constant currency basis, our comparable store sales declined $15.8 million, or 0.9%, primarily driven by lower comparable store sales from our retail business in the Americas, partially offset by increased comparable store sales from our international businesses. The decline in our comparable store sales primarily reflected lower sales of watches, apparel and jewelry, partially offset by increased sales of accessories during Fiscal 2016 compared to Fiscal 2015.
Our non-comparable store sales increased $337.4 million during Fiscal 2016, which included unfavorable foreign currency effects of $45.9 million. On a constant currency basis, our non-comparable store sales increased $383.3 million. Approximately 86% of this sales growth was attributable to operating 142 additional stores since March 28, 2015 (including 14 stores included as a result of obtaining controlling interest in MK Panama and 36 stores acquired in connection with the MK Korea acquisition) and approximately 14% was attributable to non-comparable sales from our e-commerce sites in the Americas, which included our U.S. e-commerce store sales through the second quarter of Fiscal 2016. Fiscal 2016 included approximately $33.7 million of incremental net retail sales attributable to the inclusion of the 53rd week.
Wholesale
Net sales to our wholesale customers increased $78.8 million, or 3.8%, to $2.144 billion for Fiscal 2016, compared to $2.065 billion for Fiscal 2015, which included unfavorable foreign currency effects of $61.5 million. On a constant currency basis, our wholesale net sales increased $140.3 million, or 6.8%. The increase in our wholesale net sales was primarily attributable to increased sales from our accessories and footwear product lines during Fiscal 2016 as compared to Fiscal 2015.
Licensing
Royalties earned on our licensing agreements increased $1.5 million, or 0.9%, to $173.3 million for Fiscal 2016, compared to $171.8 million for Fiscal 2015. The increase was primarily attributable to higher revenues earned on licensing agreements related to the sales of jewelry, eyewear and outerwear, as well as higher revenues from our geographic licensing arrangements in Asia, partially offset by lower licensing revenues related to the sale of watches.
Gross Profit
Gross profit increased $149.5 million, or 5.6%, to $2.797 billion during Fiscal 2016, compared to $2.648 billion for Fiscal 2015, which included unfavorable foreign currency effects of $113.5 million. Gross profit as a percentage of total revenue declined 120 basis points to 59.4% during Fiscal 2016, compared to 60.6% during Fiscal 2015. The decline in gross profit margin was attributable to gross profit margin declines of 230 basis points from our retail segment and 80 basis points from our wholesale segment. The decrease in gross profit margin from our retail segment was primarily due to an increase in promotional activity during Fiscal 2016, as compared to Fiscal 2015. The decrease in gross profit margin from our wholesale segment was primarily due to an increase in wholesale allowances during Fiscal 2016, as compared to Fiscal 2015. These declines were partially offset by a favorable geographic mix in Fiscal 2016, which was driven by a higher proportion of sales outside the U.S. than in prior year.

Total Operating Expenses
Total operating expenses increased $231.4 million, or 16.6%, to $1.622 billion during Fiscal 2016, compared to $1.391 billion for Fiscal 2015. Our operating expenses included a net favorable foreign currency impact of approximately $71.5 million. Total operating expenses as a percentage of total revenue increased to 34.4% in Fiscal 2016, compared to 31.8% in Fiscal 2015. The components that comprise total operating expenses are detailed below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $176.5 million, or 14.1%, to $1.428 billion during Fiscal 2016, compared to $1.252 billion for Fiscal 2015. The increase in selling, general and administrative expenses was primarily due to the following:

•
a $126.4 million increase in retail store-related costs, including $52.0 million in occupancy costs, $37.0 million in compensation-related costs, $12.2 million in store advertising and promotional spending and $6.4 million in freight-related costs. This increase was primarily attributable to our growth to 668 retail stores from 526 in the prior year and operating our e-commerce sites in the United States for the full year in Fiscal 2016;

•	a $14.3 million increase in corporate employee-related costs, primarily due to an increase in our corporate staff to support our global growth;

•	a $7.2 million increase in write-offs related to fixed assets;

•	a $7.1 million increase in selling costs;

•	a $6.1 million increase in distribution costs; and

•	a $5.7 million increase in corporate occupancy-related costs.
Selling, general and administrative expenses as a percentage of total revenue increased to 30.3% during Fiscal 2016, compared to 28.6% for Fiscal 2015. The increase as a percentage of total revenue was primarily due to the increase in our retail store costs during Fiscal 2016, as compared to Fiscal 2015.
Depreciation and Amortization
Depreciation and amortization increased $44.8 million, or 32.4%, to $183.2 million during Fiscal 2016, compared to $138.4 million for Fiscal 2015, primarily due to an increase in the build-out of our new retail stores, new shop-in-shop locations, increase in lease rights related to our new European stores, and investments made in our information systems infrastructure to accommodate our growth. Depreciation and amortization increased to 3.9% as a percentage of total revenue during Fiscal 2016, compared to 3.2% for Fiscal 2015.
Impairment of Long-Lived Assets
During Fiscal 2016, we recognized fixed asset impairment charges of approximately $10.9 million, $8.6 million of which primarily related to seven retail locations that are still in operation, $0.4 million related to our wholesale operations and $1.9 million related to a corporate fixed asset that is no longer in service. During Fiscal 2015, fixed asset impairment charges of $0.8 million related to two of our retail locations that were still in operation.
Income from Operations
As a result of the foregoing, income from operations decreased $81.9 million, or 6.5%, to $1.175 billion during Fiscal 2016, compared to $1.257 billion for Fiscal 2015, which included unfavorable foreign currency effects of $42.0 million. Income from operations as a percentage of total revenue declined to 24.9% in Fiscal 2016, compared to 28.8% in Fiscal 2015.

The following table details income from operations for our three business segments (dollars in millions):

	Fiscal Years Ended		$ Change	% Change	% of Net Sales/ Revenue for Fiscal 2016	% of Net Sales/ Revenue for Fiscal 2015
	April 2, 2016	March 28, 2015
Income from operations:
Retail	$501.4	$557.2	$(55.8)	(10.0)%	20.9%	26.1%
Wholesale	584.1	610.9	(26.8)	(4.4)%	27.2%	29.6%
Licensing	89.6	88.9	0.7	0.8%	51.7%	51.8%
Income from operations	$1,175.1	$1,257.0	$(81.9)	(6.5)%	24.9%	28.8%
Retail
Income from operations for our retail segment declined $55.8 million, or 10.0%, to $501.4 million during Fiscal 2016, compared to $557.2 million for Fiscal 2015. Income from operations as a percentage of net retail sales for the retail segment declined by approximately 520 basis points to 20.9% during Fiscal 2016. The decrease in retail income from operations as a percentage of net retail sales was primarily due to an increase in operating expenses as a percentage of net retail sales of approximately 290 basis points, as well as due to the decrease in gross profit margin, as previously discussed above, during Fiscal 2016, as compared to Fiscal 2015. The increase in operating expenses as a percentage of net retail sales was largely due to increased retail store-related costs and higher depreciation expense primarily attributable to new store openings, as well as fixed asset impairment charges recorded for certain of our retail stores.
Wholesale
Income from operations for our wholesale segment declined $26.8 million, or 4.4%, to $584.1 million during Fiscal 2016, compared to $610.9 million for Fiscal 2015. Income from operations as a percentage of net wholesale sales decreased approximately 240 basis points to 27.2%. This decrease in wholesale income from operations as a percentage of wholesale net sales was due to a net increase in operating expenses as a percentage of net wholesale sales of approximately 160 basis points during Fiscal 2016 as compared to Fiscal 2015, which was largely attributable to higher depreciation expenses, distribution costs, write-offs related to fixed assets and corporate allocated expenses. The increase in wholesale income from operations as a percentage of net sales was also attributable to a lower gross profit margin, as previously discussed.
Licensing
Income from operations for our licensing segment increased $0.7 million, or 0.8%, to $89.6 million during Fiscal 2016, compared to $88.9 million for Fiscal 2015. Income from operations as a percentage of licensing revenue declined approximately 10 basis points to 51.7%. The decline in licensing income from operations as a percentage of licensing revenue was due to an increase in operating expenses as a percentage of licensing revenues during Fiscal 2016, as compared to Fiscal 2015. This increase was largely due to increased costs related to protection of our intellectual property and higher depreciation expenses, partially offset by lower advertising costs as a percentage of licensing revenue.
Other Income, net
Other income of $3.7 million during Fiscal 2016 was primarily comprised of a $3.7 million gain on acquisition of MK Korea (see Note 3 to the accompanying consolidated financial statements) and $1.0 million in income related to our anti-counterfeiting efforts, partially offset by $1.0 million of losses related to our joint venture, which were recorded under the equity method of accounting prior to obtaining controlling interest in MK Panama during the second quarter of Fiscal 2016. During Fiscal 2015, other income of $1.6 million was primarily comprised of $1.5 million in income related to our anti-counterfeiting efforts.
Interest expense, net
Interest expense, net increased $1.5 million to $1.7 million for Fiscal 2016, as compared to $0.2 million for Fiscal 2015, primarily due to lower interest income earned on our short-term investments (cash equivalents), as well as higher interest expense on borrowings during Fiscal 2016.

Foreign Currency Loss
We recognized a foreign currency losses of $4.8 million and $2.6 million, respectively, during Fiscal 2016 and Fiscal 2015. These foreign currency losses included mark-to-market adjustments related to our forward foreign currency contracts not designated as accounting hedges, as well as gains and losses on the revaluation and settlement of certain of our accounts payable in currencies other than the functional currency of the applicable reporting units, and the remeasurement of intercompany loans with certain of our subsidiaries.
Provision for Income Taxes
We recognized $334.6 million of income tax expense during Fiscal 2016, compared with $374.8 million for Fiscal 2015. Our effective tax rate for Fiscal 2016 was 28.5%, compared to 29.8% for Fiscal 2015. The decrease in our effective tax rate was primarily due to the increase in taxable income in certain of our non-U.S. subsidiaries (predominantly European operations) during Fiscal 2016, which are subject to lower statutory income tax rates, as well as state tax benefits recognized during Fiscal 2016. Given that certain of our non-U.S. operations have become consistently profitable, we expect this decrease on our combined consolidated effective rate to continue. The Fiscal 2015 effective tax rate was also favorably impacted by the settlement of certain financial instruments in connection with our international income tax structuring.
Our effective tax rate may fluctuate from time to time due to the effects of changes in U.S. federal, state and local taxes and tax rates in foreign jurisdictions. In addition, factors such as the geographic mix of earnings, enacted tax legislation and the results of various global tax strategies, may also impact our effective tax rate in future periods.
Net Income Attributable to Noncontrolling Interest
During Fiscal 2016, we recorded a net loss attributable to our noncontrolling interest in MK Panama of $1.4 million. This loss represents the share of MK Panama's income that is not attributable to the Company.
Net Income Attributable to MKHL
As a result of the foregoing, our net income declined $41.9 million, or 4.8%, to $839.1 million during Fiscal 2016, compared to $881.0 million for Fiscal 2015, which included unfavorable foreign currency effects of $38.1 million.

Results of Operations
Comparison of Fiscal 2015 with Fiscal 2014
The following table details the results of our operations for Fiscal 2015 and Fiscal 2014 and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions and all percentages calculated based on unrounded numbers):

	Fiscal Years Ended		$ Change	% Change	% of Total Revenue for Fiscal 2015	% of Total Revenue for Fiscal 2014
	March 28, 2015	March 29, 2014
Statements of Operations Data:
Net sales	$4,199.7	$3,170.5	$1,029.2	32.5%
Licensing revenue	171.8	140.3	31.5	22.4%
Total revenue	4,371.5	3,310.8	1,060.7	32.0%
Cost of goods sold	1,723.8	1,294.7	429.1	33.1%	39.4%	39.1%
Gross profit	2,647.7	2,016.1	631.6	31.3%	60.6%	60.9%
Selling, general and administrative expenses	1,251.5	926.9	324.6	35.0%	28.6%	28.0%
Depreciation and amortization	138.4	79.7	58.7	73.8%	3.2%	2.4%
Impairment of long-lived assets	0.8	1.3	(0.5)	(38.3)%	—%	—%
Total operating expenses	1,390.7	1,007.9	382.8	38.0%	31.8%	30.4%
Income from operations	1,257.0	1,008.2	248.8	24.7%	28.8%	30.5%
Other income	(1.6)	—	(1.6)	NM	(0.1)%	—%
Interest expense, net	0.2	0.4	(0.2)	(45.3)%	—%	—%
Foreign currency loss	2.6	0.1	2.5	NM	0.1%	—%
Income before provision for income taxes	1,255.8	1,007.7	248.1	24.6%	28.7%	30.4%
Provision for income taxes	374.8	346.2	28.6	8.3%	8.6%	10.5%
Net income attributable to MKHL	$881.0	$661.5	$219.5	33.2%

NM	Not meaningful.
Total Revenue
Total revenue increased $1.061 billion, or 32.0%, to $4.372 billion for the fiscal year ended March 28, 2015, compared to $3.311 billion for the fiscal year ended March 29, 2014, which included unfavorable foreign currency effects of $76.5 million primarily related to the weakening of the Euro and the Canadian Dollar against the U.S. Dollar in Fiscal 2015 as compared to Fiscal 2014. On a constant currency basis, our total revenue increased by $1.137 billion, or 34.3%. The increase in our revenues was due to an increase in our comparable and non-comparable retail store sales and wholesale sales, as well as increases in our licensing revenue.
The following table details revenues for our three business segments (dollars in millions):

	Fiscal Years Ended			% Change		% of Total Revenue for Fiscal 2015	% of Total Revenue for Fiscal 2014
	March 28, 2015	March 29, 2014	$ Change	As Reported	Constant Currency
Revenue:
Net sales: Retail	$2,134.6	$1,593.0	$541.6	34.0%	36.7%	48.8%	48.1%
Wholesale	2,065.1	1,577.5	487.6	30.9%	33.0%	47.3%	47.7%
Licensing	171.8	140.3	31.5	22.4%	22.4%	3.9%	4.2%
Total revenue	$4,371.5	$3,310.8	$1,060.7	32.0%	34.3%

Retail
Net sales from our retail stores increased $541.6 million, or 34.0%, to $2.135 billion for Fiscal 2015, compared to $1.593 billion for Fiscal 2014, which included unfavorable foreign currency effects of $43.0 million. On a constant currency basis, net sales from our retail stores increased $584.6 million, or 36.7%. We operated 526 retail stores, including concessions, as of March 28, 2015, compared to 405 retail stores, including concessions, as of March 29, 2014.
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
Wholesale
Net sales to our wholesale customers increased $487.6 million, or 30.9%, to $2.065 billion for Fiscal 2015, compared to $1.578 billion for Fiscal 2014, which included unfavorable foreign currency effects of $33.5 million. On a constant currency basis, our wholesale net sales increased $521.1 million, or 33.0%. The increase in our wholesale net sales was primarily attributable to increased sales from our accessories and footwear product lines during Fiscal 2015, as we continue to enhance our presence in department and specialty stores by converting more doors to shop-in-shops. In addition, wholesale net sales increased due to the continuing expansion of our European operations, whose net sales grew by 65.7% from Fiscal 2015 to Fiscal 2014.
Licensing
Royalties earned on our licensing agreements increased $31.5 million, or 22.4%, to $171.8 million for Fiscal 2015, compared to $140.3 million for Fiscal 2014. The increase in licensing revenue was primarily due to royalties earned on licensing agreements related to the sales of watches, jewelry and winter outerwear.
Gross Profit
Gross profit increased $631.6 million, or 31.3%, to $2.648 billion during Fiscal 2015, compared to $2.016 billion for Fiscal 2014, which included unfavorable foreign currency effects of $51.2 million. Gross profit as a percentage of total revenue declined to 60.6% during Fiscal 2015, compared to 60.9% during Fiscal 2014. The decline in gross profit margin resulted from a decrease of 66 basis points in gross profit margin from our retail segment, which represents nearly half of our business. The decrease in gross profit margin from our retail segment was primarily due to an increase in markdowns and discounts, partially offset by a more favorable product mix experienced during Fiscal 2015 as compared to Fiscal 2014. Wholesale gross margin remained flat, as the favorable impact resulting from the increase on our European wholesale sales in proportion to total wholesale sales was offset by higher allowances in Fiscal 2015, as compared to Fiscal 2014.
Total Operating Expenses
Total operating expenses increased $382.8 million, or 38.0%, to $1.391 billion during Fiscal 2015, compared to $1.008 billion for Fiscal 2014. Our operating expenses included a net favorable foreign currency impact of approximately $30.3 million. Total operating expenses as a percentage of total revenue increased to 31.8% in Fiscal 2015, as compared to 30.4% in Fiscal 2014. The changes in our operating expenses are further described below:
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $324.6 million, or 35.0%, to $1.252 billion during Fiscal 2015, compared to $926.9 million for Fiscal 2014. The increase in selling, general and administrative expenses was primarily due to the following:

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
Income from Operations
As a result of the foregoing, income from operations increased $248.8 million, or 24.7%, to $1.257 billion during Fiscal 2015, compared to $1.008 billion for Fiscal 2014, which included unfavorable foreign currency effects of $20.9 million. Income from operations as a percentage of total revenue declined to 28.8% during Fiscal 2015, compared to 30.5% for Fiscal 2014.
The following table details income from operations for our three business segments (dollars in millions):

	Fiscal Years Ended		$ Change	% Change	% of Net Sales/ Revenue for Fiscal 2015	% of Net Sales/ Revenue for Fiscal 2014
	March 28, 2015	March 29, 2014
Income from Operations:
Retail	$557.2	$467.3	$89.9	19.2%	26.1%	29.3%
Wholesale	610.9	459.8	151.1	32.9%	29.6%	29.1%
Licensing	88.9	81.1	7.8	9.6%	51.8%	57.8%
Income from operations	$1,257.0	$1,008.2	$248.8	24.7%	28.8%	30.5%
Retail
Income from operations for our retail segment increased $89.9 million, or 19.2%, to $557.2 million during Fiscal 2015, compared to $467.3 million for Fiscal 2014. Income from operations as a percentage of net retail sales for the retail segment declined by approximately 320 basis points to 26.1% during Fiscal 2015. The decrease in retail income from operations as a percentage of net sales was primarily due to an increase in operating costs as a percentage of net retail sales of approximately 2.6%, as well as due to the decrease in gross profit margin, as previously discussed above, during Fiscal 2015 as compared to Fiscal 2014. The increase in operating expenses as a percentage of net retail sales was largely due to an increase in depreciation and amortization expense, primarily related to new stores and lease rights (key money), as well as increased retail store and overhead costs, and distribution expenses.

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
Licensing
Income from operations for our licensing segment increased $7.8 million, or 9.6%, to $88.9 million during Fiscal 2015, compared to $81.1 million for Fiscal 2014. Income from operations as a percentage of licensing revenue decreased approximately 600 basis points to 51.8%. This decrease as a percentage of licensing revenue was due to an increase in operating expenses as a percentage of licensing revenues during Fiscal 2015, as compared to Fiscal 2014. This increase was largely due to increased advertising expenses, as well as certain administrative expenses incurred in connection with the formation of our new licensing operations in Europe during Fiscal 2015.
Other income
Other income was $1.6 million during Fiscal 2015, and was comprised of $1.5 million in income related to our anti-counterfeiting efforts and a gain of $0.1 million earned on our joint venture.
Foreign Currency Loss
We recognized a foreign currency loss of $2.6 million during Fiscal 2015, as compared to a foreign currency loss of $0.1 million during Fiscal 2014. The Fiscal 2015 loss was primarily related to the revaluation and settlement of certain of our accounts payable in currencies other than the functional currency of the applicable reporting units, as well as the strengthening of the U.S. Dollar relative to the Euro and the Canadian Dollar, which impacted the re-measurement of dollar-denominated intercompany loans with certain of our subsidiaries. Such loss was partially offset by net gains of $1.5 million related to mark-to-market of our forward foreign currency contracts not designated as accounting hedges. The $0.1 million loss for Fiscal 2014 was primarily related to the revaluation and settlement of certain of our accounts payable in currencies other than the functional currency of the applicable reporting units.
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

Liquidity and Capital Resources
Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, along with borrowings available under our credit facility (see below discussion regarding “Senior Unsecured Revolving Credit Facility”) and available cash and cash equivalents. Our primary use of this liquidity is to fund our ongoing cash requirements, including working capital requirements, global retail store construction, expansion and renovation, expansion of our distribution and corporate facilities, construction and renovation of shop-in-shops, investment in information systems infrastructure, share repurchases and other corporate activities. We believe that the cash generated from our operations, together with borrowings available under our revolving credit facility and available cash and cash equivalents, will be sufficient to meet our working capital needs for the next 12 months, including investments made and expenses incurred in connection with our store growth plans, shop-in-shop growth, investments in corporate and distribution facilities, continued systems development, e-commerce and marketing initiatives and acquisition of certain currently licensed operations in Asia. We spent $369.2 million on capital expenditures during Fiscal 2016, and expect to spend approximately $250.0 million during Fiscal 2017. The majority of these expenditures related to the retail store openings which occurred during the year, with the remainder being used on investments made in connection with new shop-in-shops, the build-out of our corporate offices and enhancements to our distribution, e-commerce, and other information systems infrastructure.
The following table sets forth key indicators of our liquidity and capital resources (in millions):

	As of
	April 2, 2016	March 28, 2015
Balance Sheet Data:
Cash and cash equivalents	$702.0	$978.9
Working capital (1)	$1,234.3	$1,663.4
Total assets	$2,566.8	$2,684.6

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

	Fiscal Years Ended
	April 2, 2016	March 28, 2015	March 29, 2014
Cash Flows Provided By (Used In):
Operating activities	$1,228.4	$857.9	$633.0
Investing activities	(381.1)	(388.4)	(215.5)
Financing activities	(1,128.3)	(434.7)	71.1
Effect of exchange rate changes	4.1	(27.1)	(4.7)
Net (decrease) increase in cash and cash equivalents	$(276.9)	$7.7	$483.9

Cash Provided by Operating Activities
Cash provided by operating activities increased $370.5 million to $1.228 billion during Fiscal 2016, as compared to $857.9 million for Fiscal 2015. The increase in cash flows from operating activities was primarily due to favorable changes in working capital, as well as an increase in our net income after non-cash adjustments. The increase in working capital was largely attributable to: a favorable change in accounts receivable due to higher shipments at the end of Fiscal 2015, as well as improved cash collections; a favorable change in inventories also reflecting higher shipments at the end of Fiscal 2015, partially offset by increased inventory related to new retail stores and wholesale locations (including inventory to support our operations in Panama and South Korea); and increases in accounts payable and accrued expenses and other current liabilities primarily due to the timing of payments, in part due to the inclusion of the 53rd week in Fiscal 2016.

Cash provided by operating activities increased $224.9 million to $857.9 million during Fiscal 2015, as compared to $633.0 million for Fiscal 2014. The increase in cash flows from operating activities was primarily due to an increase in our net income after non-cash adjustments, as well as a favorable change on our inventory primarily attributable to the sell through of our inventory relative to purchases made during Fiscal 2015. These increases were partially offset by decreases related to changes in our accrued expenses and other current liabilities and accounts payable, as compared to Fiscal 2014, primarily due to timing of payments. The decline related to accrued expenses and other current liabilities was also due to the payment of certain non-U.S. current income tax liabilities during Fiscal 2015.
Cash Used in Investing Activities
Net cash used in investing activities was $381.1 million during Fiscal 2016, compared to net cash used in investing activities of $388.4 million during Fiscal 2015. The favorable change in cash from investing activities was primarily due to a $17.8 million decline in cash used in connection with lease rights (key money) for new stores, which was partially offset by a $13.0 million increase in capital expenditures, largely attributable to the build-out of our new retail stores and shop-in-shops, as well as investments in new information technology, distribution system enhancements, corporate offices and various other improvements in our infrastructure.
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
Cash Provided by (Used in) Financing Activities
Net cash used in financing activities was $1.128 billion during Fiscal 2016, compared to net cash used in financing activities of $434.7 million during Fiscal 2015. This decline in cash from financing activities was primarily attributable to increased cash payments of $657.1 million in connection with the repurchase of our ordinary shares, as well a $26.8 million decrease in proceeds from our share option arrangements.
Net cash used in financing activities was $434.7 million during Fiscal 2015, compared to net cash provided by financing activities of $71.1 million during Fiscal 2014. This decline in cash from financing activities was primarily attributable to increased cash payments of $492.9 million in connection with the repurchase of our ordinary shares, as well a $13.1 million decrease in proceeds from our share option arrangements.
Revolving Credit Facilities
Senior Unsecured Revolving Credit Facility
On October 29, 2015, we entered into an amended and restated senior unsecured revolving credit facility ("2015 Credit Facility") with, among others, JPMorgan Chase Bank, N.A. ("JPMorgan Chase"), as administrative agent, which replaced our prior 2013 senior unsecured revolving credit facility ("2013 Credit Facility"). The Company and a U.S., Canadian, Dutch and Swiss subsidiary are the borrowers under the 2015 Credit Facility. The borrowers and certain of our material subsidiaries provide unsecured guarantees of the 2015 Credit Facility. The 2015 Credit Facility provides for up to $1.0 billion in borrowings, which may be denominated in U.S. Dollars and other currencies, including Euros, Canadian Dollars, Pounds Sterling, Japanese Yen and Swiss Francs. The 2015 Credit Facility also provides for the issuance of letters of credit of up to $75.0 million and swing line loans of up to $50.0 million. We have the ability to expand its borrowing availability under the 2015 Credit Facility by up to an additional $500.0 million, subject to the agreement of the participating lenders and certain other customary conditions. The 2015 Credit Facility expires on October 29, 2020.
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
The 2015 Credit Facility requires us to maintain a leverage ratio at the end of each fiscal quarter of no greater than 3.5 to 1. Such leverage ratio is calculated as the ratio of the sum of total indebtedness as of the date of the measurement plus 6.0 times the consolidated rent expense for the last four consecutive fiscal quarters, to Consolidated EBITDAR for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined as consolidated net income plus income tax expense, net interest expense, depreciation and amortization expense, consolidated rent expense and other non-cash charges, subject to certain deductions. The 2015 Credit Facility also includes covenants that limit additional indebtedness, guarantees, liens, acquisitions and other investments and cash dividends that are customary for financings of this type. As of April 2, 2016, we were in compliance with all covenants related to this agreement.
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
As of April 2, 2016 and March 28, 2015, there were no borrowings outstanding under the 2015 Credit Facility or the prior 2013 Credit Facility. At April 2, 2016, stand-by letters of credit of $10.0 million were outstanding under the 2015 Credit Facility. At April 2, 2016, the amount available for future borrowings was $990.0 million.
Debt Obligations of MK Panama
During the second quarter of Fiscal 2016, we obtained controlling interest in MK Panama and began to consolidate its financial results into our operations. Our consolidated balance sheet as of April 2, 2016 includes MK Panama's long-term debt obligations of $2.3 million (see Notes 3 and 9 to the accompanying consolidated financial statements for additional information).
Share Repurchase Program
On October 30, 2014, our Board of Directors authorized a $1.0 billion share repurchase program, which authorized the repurchase of our shares for a period of two years. On May 20, 2015, our Board of Directors authorized the repurchase of up to an additional $500.0 million under our existing share repurchase program and extended the program through May 2017. On November 3, 2015, our Board of Directors authorized a further increase in our share repurchase program of up to an additional $500.0 million of our ordinary shares and extended the program through March 2018. During Fiscal 2016 and Fiscal 2015, we repurchased 24,757,543 shares and 2,040,979 shares, respectively, at a cost of $1.150 billion and $136.9 million, respectively, under our current share-repurchase program through open market transactions. As of April 2, 2016, the remaining availability under our share repurchase program was $358.1 million.
On November 14, 2014, we entered into a $355.0 million accelerated share repurchase program (the “ASR program”) with a major financial institution (the “ASR Counterparty”) to repurchase our ordinary shares. Under the ASR program, we paid $355.0 million to the ASR Counterparty and received 4,437,516 of its ordinary shares from the ASR Counterparty, which represents 100% of the shares expected to be purchased pursuant to the ASR program, based on an initial share price determination. The ASR program also contained a forward contract indexed to our ordinary shares whereby additional shares would be delivered to us by January 29, 2015 (the settlement date) if the share price declined from the initial share price, limited to a stated share price “floor.” The total number of shares repurchased/acquired was determined on final settlement, with the additional shares reacquired based on the volume-weighted average price of our ordinary shares, less a discount, during the repurchase period, subject to aforementioned price floor. In January 2015, 280,819 additional shares were delivered to us pursuant to these provisions, which did not require any additional cash outlay. The ASR program was accounted for as a treasury stock repurchase, reducing the number of ordinary shares outstanding by 4,718,335 shares.
We also have in place a “withhold to cover” repurchase program, which allows us to withhold ordinary shares from certain executive officers to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards. During Fiscal 2016 and Fiscal 2015, we withheld 54,875 shares and 40,787 shares, respectively, at a cost of $2.4 million and $3.4 million, respectively, in satisfaction of minimum tax withholding obligations relating to the vesting of restricted share awards.

On May 25, 2016, our Board of Directors authorized a new $1.0 billion share repurchase program, which replaced the remaining balance of the previous share repurchase program authorized on October 30, 2014.
Contractual Obligations and Commercial Commitments
As of April 2, 2016, our lease commitments and contractual obligations were as follows (in millions):

Fiscal Years Ending	Fiscal 2017	Fiscal 2018-2019	Fiscal 2020-2021	Fiscal 2022 and Thereafter	Total
Operating leases	$220.7	$438.5	$420.0	$746.7	$1,825.9
Inventory Purchase Obligations	549.0	—	—	—	549.0
Other commitments	45.4	3.8	—	—	49.2
Long-term debt	—	0.1	1.2	1.0	2.3
Total	$815.1	$442.4	$421.2	$747.7	$2,426.4
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
Other commitments include our non-cancelable contractual obligations related to our new European distribution center, marketing and advertising agreements, information technology agreements, and supply agreements.
Excluded from the above commitments is $18.5 million of long-term liabilities related to uncertain tax positions, due to the uncertainty of the time and nature of resolution.
The above table also excludes amounts included in current liabilities in our consolidated balance sheet as of April 2, 2016, as these items will be paid within one year, and non-current liabilities that have no cash outflows associated with them (e.g., deferred taxes).

Off-Balance Sheet Arrangements
We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. In addition to the commitments in the above table, our off-balance sheet commitments relating to our outstanding letters of credit were $10.6 million at April 2, 2016, including $0.6 million in letters of credit issued outside of the 2015 Credit Facility. We do not have any other off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.
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
We perform a sensitivity analysis on our forward currency contracts, both designated and not designated as hedges for accounting purposes, to determine the effects of fluctuations in foreign currency exchange rates. For this sensitivity analysis, we assume a hypothetical change in U.S. Dollar against foreign exchange rates. Based on all foreign currency exchange contracts outstanding as of April 2, 2016, a 10% appreciation or devaluation of the U.S. Dollar compared to the level of foreign currency exchange rates for currencies under contract as of April 2, 2016, would result in a net increase and decrease, respectively, of approximately $20 million in the fair value of these contracts.
Interest Rate Risk
We are exposed to interest rate risk in relation to our 2015 Credit Facility. Our 2015 Credit Facility carries interest rates that are tied to LIBOR and the prime rate, among other institutional lending rates (depending on the particular origination of borrowing), and therefore our statements of operations and cash flows are exposed to changes in those interest rates. At April 2, 2016 and March 28, 2015, there were no balances outstanding on our 2015 Credit Facility or our prior 2013 Credit Facility, which is not indicative of future balances under the 2015 Credit Facility that may be subject to fluctuations in interest rates. Any increases in the applicable interest rate(s) would cause an increase to the interest expense on our 2015 Credit Facility relative to any outstanding balance at that date.
Item 8.    Financial Statements and Supplementary Data
The response to this item is provided in this Annual Report on Form 10-K under Item 15. “Exhibits and Financial Statement Schedule” and is incorporated herein by reference.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a - 15(e) and 15(d) - 15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) as of April 2, 2016. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of April 2, 2016 are effective.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined under the Exchange Act Rule 13a-15 (f)) to provide reasonable assurance regarding the reliability of financial reporting and that the consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Such internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets; (ii) provide reasonable assurance (A) that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors; and (B) regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Our management assessed the effectiveness of our internal control over financial reporting as of April 2, 2016. In making this assessment, it used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), the 2013 Framework. Based on this assessment, management has determined that, as of April 2, 2016, our internal control over financial reporting is effective based on those criteria.
The Company’s internal control over financial reporting as of April 2, 2016, as well as the consolidated financial statements, have been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein. The audit report appears on page 55 of this report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended April 2, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance
Information with respect to this Item is included in the Company’s Proxy Statement to be filed in June 2016, which is incorporated herein by reference.
Item 11.    Executive Compensation
Information with respect to this Item is included in the Company’s Proxy Statement to be filed in June 2016, which is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information as of April 2, 2016 regarding compensation plans under which the Company’s equity securities are authorized for issuance:

Equity Compensation Plan Information
	(a)	(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	5,115,065	$52.40	(2)	9,211,143
Equity compensation plans not approved by security holders (3)	2,746,409	$5.61	(2)	—
Total	7,861,474	$36.05	(2)	9,211,143

(1)	Reflects share options, restricted shares and restricted share units issued under the Michael Kors Holdings Limited Omnibus Incentive Plan.

(2)	Represents the weighted average exercise price of outstanding share awards only.

(3)
Reflects share options issued under the Amended and Restated Michael Kors (USA), Inc. Stock Option Plan (the “Option Plan”). Prior to our initial public offering, we granted share options to purchase ordinary shares to our executive officers and other eligible employees pursuant to the terms of the Option Plan. All of the share options granted under the Option Plan are ten-year share options and vest in full at the end of the ten-year term if our shareholder net equity has increased by at least 20% per annum during such ten-year period. However, a portion of each share option is eligible to vest on an accelerated basis over the course of five years with 20% vesting each year if the pre-established annual performance goal for the year has been met, in each case, subject to the grantee’s continued employment through the vesting date. The annual performance goals are tied to annual divisional pre-tax profit as determined by the Board. As of April 2, 2016, there were no shares available for future issuance under the 2008 Plan.

Item 13.    Certain Relationships, Related Transactions and Director Independence
Information with respect to this Item is included in the Company’s Proxy Statement to be filed in June 2016, which is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
Information with respect to this Item is included in the Company’s Proxy Statement to be filed in June 2016, which is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this annual report on Form 10-K:

1.	The following consolidated financial statements listed below are filed as a separate section of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm - Ernst & Young LLP.
Consolidated Balance Sheets as of April 2, 2016 and March 28, 2015.
Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended April 2, 2016, March 28, 2015 and March 29, 2014.
Consolidated Statements of Shareholders’ Equity for the fiscal years ended April 2, 2016, March 28, 2015 and March 29, 2014.
Consolidated Statements of Cash Flows for the fiscal years ended April 2, 2016, March 28, 2015 and March 29, 2014.
Notes to Consolidated Financial Statements for the fiscal years ended April 2, 2016, March 28, 2015 and March 29, 2014.

2.	Exhibits:
EXHIBIT INDEX

Exhibit No.	Document Description
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

4.2
Amended and Restated Credit Agreement, dated as of October 29, 2015, by and among Michael Kors (USA), Inc., as borrower and guarantor, Michael Kors Holdings Limited, as borrower and guarantor, the Foreign Subsidiary Borrowers from time to time party thereto, certain other subsidiaries of Michael Kors Holdings Limited from time to time party thereto as Guarantors, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Co-Syndication Agent, Citibank, N.A., as Co-Syndication Agent, Bank of America, N.A., as Co-Documentation Agent, and U.S. Bank National Association, as Co-Documentation Agent. (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 2015 filed on February 3, 2016, and incorporated herein by reference).

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

Exhibit No.	Document Description
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

10.6
Michael Kors Holdings Limited Amended and Restated Omnibus Incentive Plan (included as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-35368), filed on June 16, 2015, and incorporated herein by reference).

10.7
Second Amended and Restated Employment Agreement, dated as of May 20, 2015, by and among Michael Kors (USA), Inc., Michael Kors Holdings Limited and Michael Kors (included as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 2015, filed on May 27, 2015, and incorporated herein by reference).

10.8
Second Amended and Restated Employment Agreement, dated as of May 20, 2015, by and among Michael Kors (USA), Inc., Michael Kors Holdings Limited and John D. Idol (included as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 2015, filed on May 27, 2015, and incorporated herein by reference).

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

10.11
Employment Agreement, dated as of May 12, 2014, by and between Michael Kors (USA), Inc., and Cathy Marie Robison (included as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2014 filed on May 28, 2014, and incorporated herein by reference).

10.12
Employment Agreement, dated as of July 14, 2014, by and between Pascale Meyran and Michael Kors (USA), Inc. (included as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 2015, filed on May 27, 2015, and incorporated herein by reference).

10.13
Form of Employee Non-Qualified Option Award Agreement (included as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 2015, filed on May 27, 2015, and incorporated herein by reference).

10.14
Form of Employee Restricted Share Unit Award Agreement (included as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 2015, filed on May 27, 2015, and incorporated herein by reference).

10.15
Form of Performance-Based Restricted Share Unit Award Agreement (included as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 2015, filed on May 27, 2015, and incorporated herein by reference).

10.16
Form of Independent Director Restricted Share Unit Award Agreement (included as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 2015, filed on May 27, 2015, and incorporated herein by reference).

10.17
Aircraft Time Sharing Agreement, dated November 24, 2014, by and between Michael Kors (USA), Inc. and John Idol (included as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 2015, filed on May 27, 2015, and incorporated herein by reference).

10.18
Aircraft Time Sharing Agreement, dated December 12, 2014, by and between Michael Kors (USA), Inc. and Michael Kors (included as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 2015, filed on May 27, 2015, and incorporated herein by reference).

21.1	List of subsidiaries of Michael Kors Holdings Limited.
23.2	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	Interactive Data Files.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant hereby certifies that it meets all of the requirements for filing on Form 10-k and that it has duly caused and authorized the undersigned to sign this report on its behalf.
Date: June 1, 2016

MICHAEL KORS HOLDINGS LIMITED
By:	/s/ John D. Idol
Name:	John D. Idol
Title:	Chairman & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael Kors	Honorary Chairman, Chief Creative Officer and Director	June 1, 2016
Michael Kors
By:	/s/ John D. Idol	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	June 1, 2016
John D. Idol
By:	/s/ Joseph B. Parsons	Chief Financial Officer, Chief Operating Officer and Treasurer (Principal Financial and Accounting Officer)	June 1, 2016
Joseph B. Parsons
By:	/s/ M. William Benedetto	Director	June 1, 2016
M. William Benedetto
By:	/s/ Stephen F. Reitman	Director	June 1, 2016
Stephen F. Reitman
By:	/s/ Ann McLaughlin Korologos	Director	June 1, 2016
Ann McLaughlin Korologos
By:	/s/ Jean Tomlin	Director	June 1, 2016
Jean Tomlin
By:	/s/ Judy Gibbons	Director	June 1, 2016
Judy Gibbons
By:	/s/ Jane Thompson	Director	June 1, 2016
Jane Thompson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Michael Kors Holdings Limited
We have audited the accompanying consolidated balance sheets of Michael Kors Holdings Limited and subsidiaries (“the Company”) as of April 2, 2016 and March 28, 2015, and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended April 2, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Michael Kors Holdings Limited and subsidiaries at April 2, 2016 and March 28, 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 2, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Michael Kors Holdings Limited’s internal control over financial reporting as of April 2, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 1, 2016 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
New York, New York
June 1, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Michael Kors Holdings Limited
We have audited Michael Kors Holdings Limited and subsidiaries’ (“the Company”) internal control over financial reporting as of April 2, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Michael Kors Holdings Limited and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Michael Kors Holdings Limited and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 2, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of April 2, 2016 and March 28, 2015, and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended April 2, 2016 of Michael Kors Holdings Limited and subsidiaries and our report dated June 1, 2016 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
New York, New York
June 1, 2016

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	April 2, 2016	March 28, 2015
Assets
Current assets
Cash and cash equivalents	$702.0	$978.9
Receivables, net	307.9	363.4
Inventories	546.8	519.9
Prepaid expenses and other current assets	113.1	127.5
Total current assets	1,669.8	1,989.7
Property and equipment, net	758.2	562.9
Intangible assets, net	67.4	61.5
Goodwill	23.2	14.0
Deferred tax assets	24.5	23.0
Other assets	23.7	33.5
Total assets	$2,566.8	$2,684.6
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$131.4	$114.1
Accrued payroll and payroll related expenses	59.7	62.9
Accrued income taxes	51.6	25.5
Accrued expenses and other current liabilities	192.8	123.8
Total current liabilities	435.5	326.3
Deferred rent	106.4	88.3
Deferred tax liabilities	3.5	7.0
Long-term debt	2.3	—
Other long-term liabilities	19.6	22.0
Total liabilities	567.3	443.6
Commitments and contingencies
Shareholders’ equity
Ordinary shares, no par value; 650,000,000 shares authorized; 208,084,175 shares issued and 176,441,891 outstanding at April 2, 2016; 206,486,699 shares issued and 199,656,833 outstanding at March 28, 2015	—	—
Treasury shares, at cost (31,642,284 shares at April 2, 2016 and 6,829,866 shares at March 28, 2015)	(1,650.1)	(497.7)
Additional paid-in capital	718.9	636.7
Accumulated other comprehensive loss	(80.9)	(66.8)
Retained earnings	3,007.8	2,168.8
Total shareholders' equity of MKHL	1,995.7	2,241.0
Noncontrolling interest	3.8	—
Total equity	1,999.5	2,241.0
Total liabilities and shareholders’ equity	$2,566.8	$2,684.6
See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In millions, except share and per share data)

	Fiscal Years Ended
	April 2, 2016	March 28, 2015	March 29, 2014
Net sales	$4,538.8	$4,199.7	$3,170.5
Licensing revenue	173.3	171.8	140.3
Total revenue	4,712.1	4,371.5	3,310.8
Cost of goods sold	1,914.9	1,723.8	1,294.7
Gross profit	2,797.2	2,647.7	2,016.1
Selling, general and administrative expenses	1,428.0	1,251.5	926.9
Depreciation and amortization	183.2	138.4	79.7
Impairment of long-lived assets	10.9	0.8	1.3
Total operating expenses	1,622.1	1,390.7	1,007.9
Income from operations	1,175.1	1,257.0	1,008.2
Other income, net	(3.7)	(1.6)	—
Interest expense, net	1.7	0.2	0.4
Foreign currency loss	4.8	2.6	0.1
Income before provision for income taxes	1,172.3	1,255.8	1,007.7
Provision for income taxes	334.6	374.8	346.2
Net income	837.7	881.0	661.5
Less: Net loss attributable to noncontrolling interest	(1.4)	—	—
Net income attributable to MKHL	$839.1	$881.0	$661.5

Weighted average ordinary shares outstanding:
Basic	186,293,295	202,680,572	202,582,945
Diluted	189,054,289	205,865,769	205,638,107
Net income per ordinary share attributable to MKHL:
Basic	$4.50	$4.35	$3.27
Diluted	$4.44	$4.28	$3.22

Statements of Comprehensive Income:
Net income	$837.7	$881.0	$661.5
Foreign currency translation adjustments	18.5	(91.3)	—
Net (losses) gains on derivatives	(32.5)	30.9	(2.9)
Comprehensive income	823.7	820.6	658.6
Less: Net loss attributable to noncontrolling interest	(1.4)	—	—
Less: Other comprehensive income attributable to noncontrolling interest	0.1	—	—
Comprehensive income attributable to MKHL	$825.0	$820.6	$658.6
See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data which is in thousands)

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity of MKHL	Non-controlling Interest	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at March 30, 2013	201,454	$—	$424.4	—	$—	$(3.5)	$626.3	$1,047.2	$—	$1,047.2
Net income	—	—	—		—	—	661.5	661.5	—	661.5
Other comprehensive loss	—	—	—	—	—	(2.9)	—	(2.9)	—	(2.9)
Total comprehensive income	—	—	—	—	—	—	—	658.6	—	658.6
Issuance of restricted shares	251	—	—	—	—	—	—	—	—	—
Exercise of employee share options	2,586	—	19.0	—	—	—	—	19.0	—	19.0
Equity compensation expense	—	—	29.1	—	—	—	—	29.1	—	29.1
Tax benefits on exercise of share options	—	—	54.7	—	—	—	—	54.7	—	54.7
Purchase of treasury shares	—	—	—	(30)	(2.4)	—	—	(2.4)	—	(2.4)
Balance at March 29, 2014	204,291	$—	$527.2	(30)	$(2.4)	$(6.4)	$1,287.8	$1,806.2	$—	$1,806.2
Net income	—	—	—	—	—	—	881.0	881.0	—	881.0
Other comprehensive loss	—	—	—	—	—	(60.4)	—	(60.4)	—	(60.4)
Total comprehensive income	—	—	—	—	—	—	—	820.6	—	820.6
Issuance of restricted shares	413	—	—	—	—	—	—	—	—	—
Exercise of employee share options	1,783	—	15.3	—	—	—	—	15.3	—	15.3
Equity compensation expense	—	—	48.9	—	—	—	—	48.9	—	48.9
Tax benefits on exercise of share options	—	—	45.3	—	—	—	—	45.3	—	45.3
Purchase of treasury shares	—	—	—	(6,800)	(495.3)	—	—	(495.3)	—	(495.3)
Balance at March 28, 2015	206,487	$—	$636.7	(6,830)	$(497.7)	$(66.8)	$2,168.8	$2,241.0	$—	$2,241.0
Net income	—	—	—	—	—	—	839.1	839.1	(1.4)	837.7
Other comprehensive loss	—	—	—	—	—	(14.1)	—	(14.1)	0.1	(14.0)
Total comprehensive income (loss)	—	—	—	—	—	—	—	825.0	(1.3)	823.7
Fair value of noncontrolling interest in MK Panama	—	—	—	—	—	—	—	—	5.1	5.1
Forfeitures of restricted awards, net	(35)	—	—	—	—	—	—	—	—	—
Exercise of employee share options	1,632	—	12.7	—	—	—	—	12.7	—	12.7
Equity compensation expense	—	—	48.4	—	—	—	—	48.4	—	48.4
Tax benefits on exercise of share options	—	—	21.1	—	—	—	—	21.1	—	21.1
Purchase of treasury shares	—	—	—	(24,812)	(1,152.4)	—	—	(1,152.4)	—	(1,152.4)
Other	—	—	—	—	—	—	(0.1)	(0.1)	—	(0.1)
Balance at April 2, 2016	208,084	$—	$718.9	(31,642)	$(1,650.1)	$(80.9)	$3,007.8	$1,995.7	$3.8	$1,999.5
See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal Years Ended
	April 2, 2016	March 28, 2015	March 29, 2014
Cash flows from operating activities
Net income	$837.7	$881.0	$661.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	183.2	138.4	79.7
Equity compensation expense	48.4	48.9	29.1
Deferred income taxes	(1.9)	6.2	(29.9)
Non-cash litigation related costs	1.9	5.7	2.0
Amortization of deferred rent	2.6	5.1	6.3
Loss on disposal of fixed assets	2.8	1.9	3.8
Impairment and write-off of property and equipment	10.9	0.8	1.3
Amortization of deferred financing costs	0.9	0.7	0.7
Tax benefits on exercise of share options	(21.1)	(45.3)	(54.7)
Foreign currency (gains) losses	4.8	(1.5)	0.1
Gain on acquisition of MK Korea	(3.7)	—	—
Loss (income) earned on joint venture	1.0	(0.1)	(0.4)
Change in assets and liabilities:
Receivables, net	52.5	(83.3)	(104.4)
Inventories	(16.3)	(112.4)	(158.2)
Prepaid expenses and other current assets	(5.3)	(20.1)	(5.2)
Other assets	(0.4)	(6.3)	(4.3)
Accounts payable	14.2	(8.6)	53.7
Accrued expenses and other current liabilities	104.5	36.3	126.5
Other long-term liabilities	11.7	10.5	25.4
Net cash provided by operating activities	1,228.4	857.9	633.0
Cash flows from investing activities
Capital expenditures	(369.2)	(356.2)	(184.7)
Purchase of intangible assets	(11.4)	(29.2)	(28.8)
Investment in joint venture	(1.0)	(3.0)	—
Equity method investments	—	—	(2.0)
Cash received, net of cash paid for acquired businesses	0.5	—	—
Net cash used in investing activities	(381.1)	(388.4)	(215.5)
Cash flows from financing activities
Repurchase of treasury shares	(1,152.4)	(495.3)	(2.4)
Tax benefits on exercise of share options	21.1	45.3	54.7
Exercise of employee share options	12.7	15.3	19.0
Repayments of borrowings under revolving credit agreement	(199.8)	—	(21.1)
Borrowings under revolving credit agreement	192.6	—	21.1
Payment of deferred financing costs	(2.4)	—	(0.2)
Other financing activities	(0.1)	—	—
Net cash (used in) provided by financing activities	(1,128.3)	(434.7)	71.1
Effect of exchange rate changes on cash and cash equivalents	4.1	(27.1)	(4.7)
Net (decrease) increase in cash and cash equivalents	(276.9)	7.7	483.9
Beginning of period	978.9	971.2	487.3
End of period	$702.0	$978.9	$971.2
Supplemental disclosures of cash flow information
Cash paid for interest	$1.5	$0.7	$0.7
Cash paid for income taxes	$273.0	$373.3	$280.7
Supplemental disclosure of noncash investing and financing activities
Accrued capital expenditures	$33.6	$32.9	$16.3
See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Basis of Presentation
Michael Kors Holdings Limited (“MKHL,” and together with its subsidiaries, the “Company”) was incorporated in the British Virgin Islands (“BVI”) on December 13, 2002. The Company is a leading designer, marketer, distributor and retailer of branded women’s apparel and accessories and men’s apparel bearing the Michael Kors tradename and related trademarks “MICHAEL KORS,” “MICHAEL MICHAEL KORS,” and various other related trademarks and logos. The Company’s business consists of retail, wholesale and licensing segments. Retail operations consist of collection stores and lifestyle stores, including concessions and outlet stores, located primarily in the Americas (United States, Canada and Latin America), Europe and Asia, as well as e-commerce. Wholesale revenues are principally derived from major department and specialty stores located throughout the Americas, Europe and Asia. The Company licenses its trademarks on products such as fragrances, beauty, eyewear, leather goods, jewelry, watches, coats, men’s suits, swimwear, furs and ties, as well as through geographic licenses.
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company has historically accounted for its investment in its Latin American joint venture, MK (Panama) Holdings, S.A. and subsidiaries (“MK Panama”), under the equity method of accounting. During the second quarter of Fiscal 2016, the Company made a series of capital contributions to the joint venture, obtaining a controlling interest in MK Panama. As such, the Company has been consolidating MK Panama into its operations beginning with the second quarter of Fiscal 2016. In addition, on January 1, 2016, the Company acquired its previously licensed business in South Korea ("MK Korea") upon expiration of the related license agreement. As a result, the Company began consolidating MK Korea into its operations during the fourth quarter of Fiscal 2016. See Note 3 for additional information.
The Company utilizes a 52 to 53 week fiscal year ending on the Saturday closest to March 31. As such, the fiscal year ending on April 2, 2016 contains 53 weeks (“Fiscal 2016”), whereas each of the fiscal years ending on March 28, 2015 and March 29, 2014 (“Fiscal 2015” and “Fiscal 2014”, respectively) consisted of 52 weeks.
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
The following table details the activity and balances of the Company’s sales reserves for the fiscal years ended April 2, 2016, March 28, 2015, and March 29, 2014 (in millions):

	Balance Beginning of Year	Amounts Charged to Revenue	Write-offs Against Reserves	Balance at Year End
Retail
Return Reserves:
Fiscal year ended April 2, 2016	$2.5	$71.7	$(69.5)	$4.7
Fiscal year ended March 28, 2015	2.3	57.0	(56.8)	2.5
Fiscal year ended March 29, 2014	3.2	45.6	(46.5)	2.3

	Balance Beginning of Year	Amounts Charged to Revenue	Write-offs Against Reserves	Balance at Year End
Wholesale
Total Sales Reserves:
Fiscal year ended April 2, 2016	$87.5	$348.4	$(325.0)	$110.9
Fiscal year ended March 28, 2015	65.9	281.0	(259.4)	87.5
Fiscal year ended March 29, 2014	43.0	203.5	(180.6)	65.9
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
Advertising
Advertising and marketing costs are expensed when incurred and are reflected in general and administrative expenses. Advertising and marketing expense was $103.9 million, $103.6 million and $65.7 million in Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.
Cooperative advertising expense, which represents the Company’s participation in advertising expenses of its wholesale customers, is reflected as a reduction of net sales. Expenses related to cooperative advertising for Fiscal 2016, Fiscal 2015 and Fiscal 2014, were $7.4 million, $8.0 million and $7.3 million, respectively.
Shipping and Handling
Shipping and handling costs were $98.6 million, $92.6 million and $78.6 million for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations.
Cash and Cash Equivalents
All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Included in the Company’s cash and cash equivalents as of April 2, 2016 and March 28, 2015 are credit card receivables of $14.5 million and $15.8 million, respectively, which generally settle within two to three business days.

Inventories
Inventories consist of finished goods and are stated at the lower of cost or market value. Cost is determined using the weighted-average cost method. Costs include amounts paid to independent manufacturers, plus duties and freight to bring the goods to the Company’s warehouses, which are located in the United States, Holland, Canada, Japan, Hong Kong and South Korea. The Company continuously evaluates the composition of its inventory and makes adjustments when the cost of inventory is not expected to be fully recoverable. The net realizable value of the Company’s inventory is estimated based on historical experience, current and forecasted demand, and market conditions. In addition, reserves for inventory loss are estimated based on historical experience and physical inventory counts. The Company’s inventory reserves are estimates, which could vary significantly from actual results if future economic conditions, customer demand or competition differ from expectations. Our historical estimates of these adjustments have not differed materially from actual results.
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
Finite-Lived Intangible Assets
The Company’s finite-lived intangible assets consist of trademarks, lease rights and customer relationships and are stated at cost less accumulated amortization. Trademarks are amortized over twenty years, customer relationships are amortized over five years to ten years, and lease rights are amortized over the terms of the related lease agreements, including highly probable renewal periods, on a straight-line basis.
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

The Company may assess its goodwill for impairment initially using a qualitative approach (“step zero”) to determine whether it is more likely than not that the fair value of goodwill is greater than its carrying value. If the results of the qualitative assessment indicate that it is not more likely than not that the fair value of goodwill exceeds its carrying value, a quantitative goodwill analysis would be performed to determine if impairment is required. The Company may also elect to perform a quantitative analysis of goodwill initially rather than using a qualitative approach. The valuation methods used in the quantitative fair value assessment, discounted cash flow and market multiples method, require the Company’s management to make certain assumptions and estimates regarding certain industry trends and future profitability of the Company’s reporting units. If the carrying amount of a reporting unit exceeds its fair value, the Company would compare the implied fair value of the reporting unit goodwill to its carrying value. To compute the implied fair value, the Company would assign the fair value of the reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying value of the reporting unit goodwill exceeded the implied fair value of the reporting unit goodwill, the Company would record an impairment loss to write down such goodwill to its implied fair value. The valuation of goodwill is affected by, among other things, the Company’s business plan for the future and estimated results of future operations. Future events could cause the Company to conclude that impairment indicators exist, and, therefore, that goodwill may be impaired.
There were no impairment charges related to goodwill in any of the fiscal periods presented. See Note 11 for information relating to the Company's annual impairment analysis performed during the fourth quarter of Fiscal 2016.
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

Deferred Financing Costs
The Company defers costs directly associated with acquiring third party financing. These deferred costs are amortized on a straight-line basis, which approximates the effective interest method, as interest expense over the term of the related indebtedness. As of April 2, 2016, deferred financing costs were $3.9 million, net of accumulated amortization of $0.4 million. As of March 28, 2015 deferred financing costs were $2.1 million, net of accumulated amortization of $3.6 million. Deferred financing costs are included in other assets on the consolidated balance sheets.
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
The components of the calculation of basic net income per ordinary share and diluted net income per ordinary share are as follows (in millions, except share and per share data):

	Fiscal Years Ended
	April 2, 2016	March 28, 2015	March 29, 2014
Numerator:
Net income attributable to MKHL	$839.1	$881.0	$661.5
Denominator:
Basic weighted average shares	186,293,295	202,680,572	202,582,945
Weighted average dilutive share equivalents:
Share options and restricted shares/units, and performance restricted share units	2,760,994	3,185,197	3,055,162
Diluted weighted average shares	189,054,289	205,865,769	205,638,107
Basic net income per share	$4.50	$4.35	$3.27
Diluted net income per share	$4.44	$4.28	$3.22
Share equivalents for 2,255,271 shares, 699,321 shares and 44,256 shares, for fiscal years ending April 2, 2016, March 28, 2015 and March 29, 2014, respectively, have been excluded from the above calculation due to their anti-dilutive effect.
Recently Adopted Accounting Pronouncements
In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes," which eliminated the prior requirement to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. ASU 2015-17 will require all deferred tax assets and liabilities to be classified as noncurrent. ASU 2015-17 is effective beginning with the Company's Fiscal 2018, with earlier application permitted. The Company elected to early adopt ASU 2015-17 during the third quarter of Fiscal 2016 on a retrospective basis. As of March 28, 2015, previously recorded current deferred tax assets and liabilities of $27.7 million and $3.7 million, respectively, were subject to reclassification to noncurrent. The Company's balance sheet as of March 28, 2015 also reflects a $7.3 million reclassification between total deferred tax assets and deferred tax liabilities due to the fact that jurisdictional netting is not impacted by ASU 2015-17.
Recently Issued Accounting Pronouncements
The Company has considered all new accounting pronouncements and has concluded that, with the exception of the below, there are no new pronouncements that are currently expected to have a material impact on results of operations, financial condition, or cash flows.

Revenue Recognition
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU")No. 2014-09, “Revenue from Contracts with Customers,” which provides new guidance for revenues recognized from contracts with customers, and will replace the existing revenue recognition guidance. ASU No. 2014-09 requires that revenue is recognized at an amount the company is entitled to upon transferring control of goods or services to customers, as opposed to when risks and rewards transfer to a customer. In July 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which deferred the effective date of ASU No. 2014-09 by one year, making it effective for the interim reporting periods within the annual reporting period beginning after December 15, 2017, or beginning with the Company’s fiscal year 2019. This standard may be applied retrospectively to all prior periods presented, or retrospectively with a cumulative adjustment to retained earnings in the year of adoption. The Company is currently evaluating the adoption method and the impact that ASU 2014-09 will have on its consolidated financial statements and related disclosures.
The FASB has issued several additional ASUs to provide implementation guidance on ASU No. 2015-14, including ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)" issued in March 2016 and ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing" issued in April 2016. The Company will consider this guidance in evaluating the impact of ASU 2014-09.
Lease Accounting
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which requires lessees to recognize a lease liability and a right-to-use asset on the balance sheet for all leases, except certain short-term leases. ASU 2016-02 is effective beginning with the Company's fiscal year 2020, with early adoption permitted, and must be implemented using a modified restrospective approach for all leases existing at, or entered into after the beginning of the earliest comparative period that is presented in the financial statements. The Company is currently evaluating the impact of ASU 2016-09 on its consolidated financial statements but expects that the adoption of this standard will result in a significant increase in assets and liabilities on its consolidated balance sheets.
Share-Based Compensation
In March 2016, the the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting," which simplifies accounting and presentation of share-based payments, primarily relating to the recognition and classification of excess tax benefits, accounting for forfeitures and tax withholding requirements. ASU 2016-09 is effective beginning with the Company's fiscal year 2018, with early adoption permitted and different permitted adoption methods for each provision of the standard. The Company is currently evaluating the impact of ASU 2016-09 on its consolidated financial statements.
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
Business Combinations
In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments," which simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments and requiring such adjustments to be recognized in the reporting period in which they are determined. ASU 2015-16 requires disclosures of any amounts that would have been recorded in previous reporting periods if the adjustment was recognized as of the acquisition date. ASU 2015-16 is effective beginning with the Company's fiscal year 2017, with earlier application permitted, and should be applied prospectively. The Company is currently evaluating the impact of ASU 2015-15 on its consolidated financial statements.

Inventory Valuation
In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." The new guidance requires inventory accounted for using the average cost or first-in first-out method ("FIFO") to be measured at the lower of cost or net realizable value, replacing the current requirement to value inventory at the lower of cost or market. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective beginning with the Company's fiscal year 2018 and should be applied prospectively, with earlier application permitted. The Company does not expect that ASU No. 2015-11 will have a material impact on its financial statements.
3. Acquisitions
Acquisition of the Previously Licensed Business in South Korea
On January 1, 2016, the Company acquired direct control of its previously licensed business in South Korea upon the related license expiration. In connection with the acquisition, the Company acquired certain net assets (including inventory and fixed assets) from the Company's former licensee in exchange for cash consideration of approximately $3.6 million. The Company accounted for this acquisition as a business combination and began consolidating the South Korean business into its operations beginning with the fourth quarter of Fiscal 2016. The following table summarizes the fair values of the assets acquired and liabilities assumed (in millions):

January 1, 2016
Inventory	$3.0
Fixed assets	2.1
Customer relationship intangible assets	2.2
Fair value of assets acquired	7.3
Less: consideration paid	3.6
Gain on acquisition of MK Korea	$3.7
This acquisition resulted in a gain of $3.7 million, representing the excess of the fair value of the assets acquired over the consideration paid, which was recorded in other income in the Company's Consolidated Statement of Operations and Comprehensive Income for Fiscal 2016. The purchase price was negotiated upon the natural expiration of the licensing agreement, which allowed the Company to negotiate favorable terms for the assets that could no longer be used by the licensee. Prior to recognizing a bargain purchase gain, the Company reassessed whether all assets acquired and liabilities assumed have been correctly identified, as well as the key valuation assumptions and business combination accounting procedures for this acquisition. After careful consideration and review, it was concluded that the recognition of a bargain purchase gain is appropriate for this acquisition.
The customer relationship intangible assets associated with the retail concession arrangements and wholesale relationships are being amortized over 5 years.
The Company is in the process of finalizing the purchase accounting adjustments related to the MK Korea acquisition, which could result in measurement period adjustments.
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

The Company accounted for its acquisition of controlling interest in MK Panama as a business combination during the second quarter of Fiscal 2016. The following table summarizes the fair values of the assets acquired and liabilities and non-controlling interest assumed as of the date the Company obtained control of MK Panama, inclusive of certain post-closing working capital adjustments (in millions):

June 28, 2015
Current assets	$25.9
Fixed assets	6.4
Customer relationship intangible assets	2.0
Goodwill	9.2
Debt obligations	(9.5)
Other liabilities	(2.3)
Total fair value of net assets of MK Panama	31.7
Fair value of preexisting interest in MK Panama	8.1
Non-controlling interest	5.1
Fair value of consideration provided	$18.5
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
4. Receivables
Receivables consist of (in millions):

	April 2, 2016	March 28, 2015
Trade receivables:
Credit risk assumed by insured/factors	$353.7	$374.1
Credit risk retained by Company	61.8	67.5
Receivables due from licensees	9.5	11.8
	425.0	453.4
Less allowances:	(117.1)	(90.0)
	$307.9	$363.4
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
The Company has assumed responsibility for most of the previously factored accounts receivable balances during the periods presented. However, the majority of its trade receivables as of April 2, 2016 and March 28, 2015 are insured. The allowance for doubtful accounts is determined through analysis of periodic aging of receivables for which credit risk is not assumed by the factors, or which are not covered by insurance, and assessments of collectability based on an evaluation of historic and anticipated trends, the financial conditions of the Company’s customers and the impact of general economic conditions. The past due status of a receivable is based on its contractual terms. Amounts deemed uncollectible are written off against the allowance when it is probable the amounts will not be recovered. Allowance for doubtful accounts was $0.7 million as of April 2, 2016 and March 28, 2015.

5. Concentration of Credit Risk, Major Customers and Suppliers
Financial instruments that subject the Company to concentration of credit risk are cash and cash equivalents and receivables. As part of its ongoing procedures, the Company monitors its concentration of deposits with various financial institutions in order to avoid any undue exposure. The Company mitigates its risk by depositing cash and cash equivalents in major financial institutions. The Company also mitigates its credit risk by obtaining insurance coverage for a substantial portion of its receivables (as demonstrated in the above table in “Credit risk assumed by insured/factors”). For the fiscal years ended April 2, 2016, March 28, 2015 and March 29, 2014, net sales related to our largest wholesale customer, Macy's, accounted for approximately 12.7%, 13.7% and 14.4%, respectively, of total revenue. The accounts receivable related to this customer were either factored or substantially insured for all three fiscal years. No other customer accounted for 10% or more of the Company’s total revenues during Fiscal 2016, Fiscal 2015, or Fiscal 2014.
The Company contracts for the purchase of finished goods principally with independent third-party contractors, whereby the contractor is generally responsible for all manufacturing processes, including the purchase of piece goods and trim. Although the Company does not have any long-term agreements with any of its manufacturing contractors, the Company believes it has mutually satisfactory relationships with them. The Company allocates product manufacturing among agents and contractors based on their capabilities, the availability of production capacity, quality, pricing and delivery. The inability of certain contractors to provide needed services on a timely basis could adversely affect the Company’s operations and financial condition. The Company has relationships with various agents who source the Company’s finished goods with numerous contractors on the Company’s behalf. For the fiscal years ended April 2, 2016, March 28, 2015 and March 29, 2014, one agent sourced approximately 14.9%, 11.7% and 12.6%, respectively, and one contractor accounted for approximately 26.7%, 29.1% and 30.4%, respectively, of the Company’s finished goods purchases.
6. Property and Equipment, Net
Property and equipment, net, consists of (in millions):

	April 2, 2016	March 28, 2015
Leasehold improvements	$414.6	$294.2
In-store shops	242.9	189.3
Furniture and fixtures	212.7	160.2
Computer equipment and software	167.9	104.4
Equipment	79.1	73.6
Land	15.1	—
	1,132.3	821.7
Less: accumulated depreciation and amortization	(490.9)	(337.8)
	641.4	483.9
Construction-in-progress	116.8	79.0
	$758.2	$562.9
Depreciation and amortization of property and equipment for the fiscal years ended April 2, 2016, March 28, 2015, and March 29, 2014, was $172.2 million, $131.4 million, and $76.6 million, respectively. During the fiscal years ended April 2, 2016, March 28, 2015, and March 29, 2014, the Company recorded fixed asset impairment charges of $10.9 million, $0.8 million and $1.3 million, respectively. Approximately $8.6 million of the Company's Fiscal 2016 impairment charges primarily related to seven retail locations still in operation, $0.4 million related to its wholesale operations and $1.9 million related to a corporate fixed asset that is no longer in service. Fiscal 2015 impairment charges related to two retail locations and Fiscal 2014 impairment charges related to three retail locations, all of which were still in operation.

7. Intangible Assets and Goodwill
The following table details the carrying values of the Company's intangible assets that are subject to amortization (in millions):

	April 2, 2016			March 28, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks	$23.0	$15.1	$7.9	$23.0	$14.0	$9.0
Lease Rights	73.3	17.8	55.5	61.1	8.6	52.5
Customer Relationships	4.2	0.2	4.0	—	—	—
	$100.5	$33.1	$67.4	$84.1	$22.6	$61.5
The trademarks relate to the Company’s brand name and are amortized over twenty years. Customer lists are amortized over five to ten years. Lease rights are amortized over the respective terms of the underlying lease, including highly probable renewal periods. Amortization expense was $11.0 million, $7.0 million and $3.1 million, respectively, for each of the fiscal years ended April 2, 2016, March 28, 2015 and March 29, 2014.
Estimated amortization expense for each of the next five years is as follows (in millions):

Fiscal 2017	$8.7
Fiscal 2018	8.7
Fiscal 2019	8.6
Fiscal 2020	8.6
Fiscal 2021	8.4
Thereafter	24.4
$67.4
The future amortization expense above reflects weighted-average estimated remaining useful lives of 8.6 years for lease rights, 6.8 years for trademarks and 6.9 years for customer lists. There were no impairment charges related to the Company’s lease rights, trademarks or customer lists during any of the periods presented.
The following table details the changes in goodwill for each of the Company's reportable segments (in millions):

	Retail	Wholesale	Licensing	Total
Balance at March 28, 2015	$—	$12.1	$1.9	$14.0
Acquisition of controlling interest in MK Panama (Note 3)	8.0	1.2	—	9.2
Balance at April 2, 2016	$8.0	$13.3	$1.9	$23.2
The Company's goodwill is not subject to amortization but is evaluated for impairment annually in the last quarter of each fiscal year, or whenever impairment indicators exist. The Company evaluated goodwill during the fourth fiscal quarter of Fiscal 2016, and determined that there was no impairment (See Note 11 for additional information). As of April 2, 2016, cumulative impairment related to goodwill totaled $5.4 million. There were no charges related to the impairment of goodwill in any of the periods presented.

8. Current Assets and Current Liabilities
Prepaid expenses and other current assets consist of the following (in millions):

	April 2, 2016	March 28, 2015
Prepaid taxes	$57.8	$60.8
Prepaid rent	27.3	16.8
Leasehold incentive receivable	8.9	12.3
Unrealized gains on forward foreign exchange contracts	0.1	25.0
Other	19.0	12.6
	$113.1	$127.5
Accrued expenses and other current liabilities consist of the following (in millions):

	April 2, 2016	March 28, 2015
Accrued capital expenditures	$33.6	$32.9
Advance royalties	30.2	5.1
Other taxes payable	38.2	20.2
Accrued rent	30.5	27.1
Gift cards and retail store credits	13.1	8.2
Professional services	7.0	7.3
Unrealized loss on forward foreign exchange contracts	5.5	0.6
Accrued advertising	5.2	5.7
Accrued litigation	1.8	6.2
Other	27.7	10.5
	$192.8	$123.8
9. Debt Obligations
Senior Unsecured Revolving Credit Facility
On October 29, 2015, the Company entered into an amended and restated senior unsecured revolving credit facility ("2015 Credit Facility") with, among others, JPMorgan Chase Bank, N.A. ("JPMorgan Chase"), as administrative agent, which replaced its prior 2013 senior unsecured revolving credit facility ("2013 Credit Facility"). The Company and a U.S., Canadian, Dutch and Swiss subsidiary are the borrowers under the 2015 Credit Facility. The borrowers and certain material subsidiaries of the Company provide unsecured guarantees of the 2015 Credit Facility. The 2015 Credit Facility provides for up to $1.0 billion in borrowings, which may be denominated in U.S. Dollars and other currencies, including Euros, Canadian Dollars, Pounds Sterling, Japanese Yen and Swiss Francs. The 2015 Credit Facility also provides for the issuance of letters of credit of up to $75.0 million and swing line loans of up to $50.0 million. The Company has the ability to expand its borrowing availability under the 2015 Credit Facility by up to an additional $500.0 million, subject to the agreement of the participating lenders and certain other customary conditions. The 2015 Credit Facility expires on October 29, 2020.
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
The 2015 Credit Facility requires the Company to maintain a leverage ratio at the end of each fiscal quarter of no greater than 3.5 to 1. Such leverage ratio is calculated as the ratio of the sum of total indebtedness as of the date of the measurement plus 6.0 times the consolidated rent expense for the last four consecutive fiscal quarters, to Consolidated EBITDAR for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined as consolidated net income plus income tax expense, net interest expense, depreciation and amortization expense, consolidated rent expense and other non-cash charges, subject to certain deductions. The 2015 Credit Facility also includes covenants that limit additional indebtedness, guarantees, liens, acquisitions and other investments and cash dividends that are customary for financings of this type. As of April 2, 2016, the Company was in compliance with all covenants related to this agreement.
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
As of April 2, 2016 and March 28, 2015, there were no borrowings outstanding under the 2015 Credit Facility or the prior 2013 Credit Facility. At April 2, 2016, stand-by letters of credit of $10.0 million were outstanding under the 2015 Credit Facility. At April 2, 2016, the amount available for future borrowings was $990.0 million.
Debt Obligations of MK Panama
During the second quarter of Fiscal 2016, the Company obtained controlling interest in MK Panama and began consolidating its financial results into its operations (see Note 3 for additional information). MK Panama's debt obligations included on the Company's consolidated balance sheet as of April 2, 2016 are as follows (in millions):

April 2, 2016
4.75% loan, due April 6, 2020 from Banco General de Panama	$1.2
5.0% loan (see Note 19)	1.0
Other	0.1
Total long-term debt	$2.3
10. Commitments and Contingencies
Leases
The Company leases office space, retail stores and warehouse space under operating lease agreements that expire at various dates through August 2033. In addition to minimum rental payments, the leases require payment of increases in real estate taxes and other expenses incidental to the use of the property.
Rent expense for the Company’s operating leases consists of the following (in millions):

	Fiscal Years Ended
	April 2, 2016	March 28, 2015	March 29, 2014
Minimum rentals	$193.5	$151.0	$107.1
Contingent rent	64.4	65.8	56.3
Total rent expense	$257.9	$216.8	$163.4

Future minimum lease payments under the terms of these noncancelable operating lease agreements are as follows (in millions):

Fiscal years ending:
2017	$220.7
2018	223.4
2019	215.1
2020	213.1
2021	206.9
Thereafter	746.7
$1,825.9
The Company has issued stand-by letters of credit to guarantee certain of its retail and corporate operating lease commitments, aggregating $10.6 million at April 2, 2016, including $10.0 million in letters of credit issued under the 2015 Credit Facility.
Other Commitments
As of April 2, 2016, the Company also has other contractual commitments aggregating $600.5 million, which consist of inventory purchase commitments of $549.0 million, debt obligations of $2.3 million and other contractual obligations of $49.2 million, which primarily relate to obligations related to the Company's new European distribution center, marketing and advertising agreements, information technology agreements and supply agreements.
Long-term Employment Contract
As of April 2, 2016, the Company had an employment agreement with one of its officers that provided for continuous employment through the date of the officer’s death or permanent disability at a salary of $1.0 million. In addition to salary, the agreement provided for an annual bonus and other employee related benefits.
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
At April 2, 2016 and March 28, 2015, the fair values of the Company’s foreign currency forward contracts, the Company’s only derivative instruments, were determined using broker quotations, which were calculations derived from observable market information: the applicable currency rates at the balance sheet date and those forward rates particular to the contract at inception. The Company makes no adjustments to these broker obtained quotes or prices, but assesses the credit risk of the counterparty and would adjust the provided valuations for counterparty credit risk when appropriate. The fair values of the forward contracts are included in prepaid expenses and other current assets, and in accrued expenses and other current liabilities in the consolidated balance sheets, depending on whether they represent assets or (liabilities) to the Company, as detailed in Note 12. All contracts are measured and recorded at fair value on a recurring basis and are categorized in Level 2 of the fair value hierarchy, as shown in the following table (in millions):

	Fair value at April 2, 2016, using:			Fair value at March 28, 2015, using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts:
Euro	$—	$(5.5)	$—	$—	$23.6	$—
Canadian Dollar	—	—	—	—	1.4	—
U.S. Dollar	—	0.1	—	—	(0.6)	—
Total	$—	$(5.4)	$—	$—	$24.4	$—
The Company’s cash and cash equivalents, accounts receivable and accounts payable, are recorded at carrying value, which approximates fair value. Borrowings under revolving credit agreements, if outstanding, are recorded at carrying value, which resembles fair value due to the short-term nature of such borrowings.
Non-financial Assets and Liabilities

The Company's non-financial assets include goodwill, intangible assets and property and equipment. Such assets are reported at their carrying values and are not subject to recurring fair value measurements. The Company's goodwill is assessed for impairment at least annually, while its other long-lived assets, including fixed assets and finite-lived intangible assets, are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. During Fiscal 2016, Fiscal 2015 and Fiscal 2014, the Company recorded impairment charges of $10.9 million, $0.8 million, and $1.3 million, to fully impair certain fixed assets (see Note 6 for additional information). The fair values of these assets were determined based on Level 3 measurements, based on the Company's best estimates of the amount and timing of the related stores' future discounted cash flows, based on historical experience and current market conditions.
During the fourth quarter of Fiscal 2016, the Company elected to perform its annual impairment analysis using a quantitative approach, using the discounted cash flow method to estimate fair value. Based on the results of this assessment, the Company concluded that the fair values of all reporting units significantly exceeded the related carrying amounts and there were no reporting units at risk of impairment. There were no impairment charges related to goodwill in any of the fiscal periods presented.
12. Derivative Financial Instruments
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

The following table details the fair value of the Company’s derivative contracts, which are recorded on a gross basis in the consolidated balance sheets as of April 2, 2016 and March 28, 2015 (in millions):

			Fair Values
	Notional Amounts		Current Assets (1)		Current Liabilities (2)
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Designated forward currency exchange contracts	$174.1	$226.1	$0.1	$23.6	$5.1	$0.5
Undesignated forward currency exchange contracts	30.0	25.8	—	1.4	0.4	0.1
Total	$204.1	$251.9	$0.1	$25.0	$5.5	$0.6

(1)	Recorded within prepaid expenses and other current assets in the Company’s audited consolidated balance sheets.

(2)	Recorded within accrued expenses and other current liabilities in the Company’s audited consolidated balance sheets.
Changes in the fair value of the effective portion of the Company’s forward foreign currency exchange contracts that are designated as accounting hedges are recorded in equity as a component of accumulated other comprehensive income, and are reclassified from accumulated other comprehensive income into earnings when the items underlying the hedged transactions are recognized into earnings, as a component of cost of sales within the Company’s consolidated statements of operations. The following table summarizes the impact of the effective portion of gains and losses of the forward contracts designated as hedges for the fiscal years ended April 2, 2016 and March 28, 2015 (in millions):

	Fiscal Year Ended April 2, 2016		Fiscal Year Ended March 28, 2015		Fiscal Year Ended March 29, 2014
	Pre-Tax Loss Recognized in OCI	Pre-tax Gain Reclassified from Accumulated OCI into Earnings	Pre-Tax Gain Recognized in OCI	Pre-tax Gain Reclassified from Accumulated OCI into Earnings	Pre-Tax Loss Recognized in OCI	Pre-tax Loss Reclassified from Accumulated OCI into Earnings
Designated hedges	$(25.2)	$10.9	$36.6	$2.1	$(3.8)	$(0.5)
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
During Fiscal 2016 and Fiscal 2015, the Company recognized losses of $2.1 million and gains of $1.5 million, respectively, related to the change in the fair value of undesignated forward currency exchange contracts within foreign currency gains (losses) in the Company’s consolidated statement of operations. During Fiscal 2014, realized gains and losses related to undesignated forward currency exchange contracts were not material.
13. Shareholders’ Equity
Share Repurchase Program
On October 30, 2014, the Company’s Board of Directors authorized a $1.0 billion share repurchase program, which authorized the repurchase of the Company’s shares for a period of two years. On May 20, 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $500.0 million under the Company’s existing share repurchase program and extended the program through May 2017. On November 3, 2015, the Company's Board of Directors authorized a further increase in the share repurchase program of up to an additional $500.0 million of the Company's ordinary shares and extended the program through March 2018. During Fiscal 2016 and Fiscal 2015, the Company repurchased 24,757,543 shares and 2,040,979 shares, respectively, at a cost of $1.150 billion and $136.9 million, respectively, under its current share-repurchase program through open market transactions. As of April 2, 2016, the remaining availability under the Company’s share repurchase program was $358.1 million.
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
The Company also has in place a “withhold to cover” repurchase program, which allows the Company to withhold ordinary shares from certain executive officers to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards. During Fiscal 2016 and Fiscal 2015, the Company withheld 54,875 shares and 40,787 shares, respectively, at a cost of $2.4 million and $3.4 million, respectively, in satisfaction of minimum tax withholding obligations relating to the vesting of restricted share awards.
On May 25, 2016, the Company's Board of Directors authorized a new $1.0 billion share repurchase program, which replaced the remaining balance of the previous share repurchase program authorized on October 30, 2014.
14. Accumulated Other Comprehensive Income
The following table details changes in the components of accumulated other comprehensive income, net of taxes for Fiscal 2016, Fiscal 2015 and Fiscal 2014 (in millions):

	Foreign Currency Translation Losses	Net Gains (Losses) on Derivatives		Total Accumulated Other Comprehensive Income (Loss)
Balance at March 30, 2013	$(4.8)	$1.3	(1)	$(3.5)
Other comprehensive loss before reclassifications	—	(3.4)	(2)	(3.4)
Less: amounts reclassified from AOCI to earnings	—	(0.5)		(0.5)
Other comprehensive loss net of tax	—	(2.9)	(1)	(2.9)
Balance at March 29, 2014	(4.8)	(1.6)		(6.4)
Other comprehensive (loss) income before reclassifications	(91.3)	32.8	(1)	(58.5)
Less: amounts reclassified from AOCI to earnings	—	1.9	(2)	1.9
Other comprehensive (loss) income net of tax	(91.3)	30.9		(60.4)
Balance at March 28, 2015	(96.1)	29.3	(1)	(66.8)
Other comprehensive income (loss) before reclassifications	18.5	(22.6)	(1)	(4.1)
Less: amounts reclassified from AOCI to earnings	—	9.9	(2)	9.9
Other comprehensive income (loss) net of tax	18.5	(32.5)		(14.0)
Balance at April 2, 2016	$(77.6)	$(3.2)	(1)	$(80.8)
Less: other comprehensive income attributable to noncontrolling interest	$0.1	$—		$0.1
Other comprehensive loss attributable to MKHL	$(77.7)	$(3.2)		$(80.9)

(1)
Accumulated other comprehensive income related to net gains (losses) on derivative financial instruments is net of a tax benefit of $0.3 million as of April 2, 2016 and a tax provision of $3.3 million as of March 28, 2015. Other comprehensive income (loss) before reclassifications related to derivative instruments for Fiscal 2016 and Fiscal 2015 is net of a tax benefit of $2.6 million and a tax provision of $3.7 million, respectively. The tax effect related to all other amounts was not material.

(2)
Reclassified amounts relate to the Company’s forward foreign currency exchange contracts for inventory purchases and are recorded within cost of goods sold in the Company’s consolidated statements of operations. The amount reclassified from other comprehensive income for Fiscal 2016 is net of a tax provision of $1.0 million. The tax effects related to prior period amounts were not material.

15. Share-Based Compensation
The Company issues equity grants to certain employees and directors of the Company at the discretion of the Company’s Compensation Committee. The Company has two equity plans, one adopted in Fiscal 2008, the Michael Kors (USA), Inc. Stock Option Plan (as amended and restated, the “2008 Plan”), and the other adopted in the third fiscal quarter of Fiscal 2012, the Michael Kors Holdings Limited Omnibus Incentive Plan (the “2012 Plan”). The 2008 Plan only provided for grants of share options and was authorized to issue up to 23,980,823 ordinary shares. As of April 2, 2016, there were no shares available to grant equity awards under the 2008 Plan. The 2012 Plan allows for grants of share options, restricted shares and restricted share units, and other equity awards, and authorizes a total issuance of up to 15,246,000 ordinary shares. At April 2, 2016, there were 9,211,143 ordinary shares available for future grants of equity awards under the 2012 Plan. Option grants issued from the 2008 Plan generally expire ten years from the date of the grant, and those issued under the 2012 Plan generally expire seven years from the date of the grant.
Share Options
Share options are generally exercisable at no less than the fair market value on the date of grant. The Company has issued two types of option grants, those that vest based on the attainment of a performance target and those that vest based on the passage of time. Performance-based share options may vest based upon the attainment of one of two performance measures. One performance measure is an individual performance target, which is based upon certain performance targets unique to the individual grantee, and the other measure is a company-wide performance target, which is based on a cumulative minimum growth requirement in consolidated net equity. The individual performance target vests 20% of the total option grant each year the target is satisfied. The individual has ten years in which to achieve 5 individual performance vesting tranches. The company-wide performance target must be achieved over the ten-year term. Performance is measured at the end of the term, and any unvested options vest if the target is achieved. The Company-wide performance target is established at the time of the grant. The target metrics underlying individual performance vesting requirements are established for each recipient each year up until such time as the grant is fully vested. Options subject to time-based vesting requirements become vested in four equal increments on each of the first, second, third and fourth anniversaries of the date on which such options were awarded.
The following table summarizes the share options activity during Fiscal 2016, and information about options outstanding at April 2, 2016:

	Number of Options	Weighted Average Exercise price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding at March 28, 2015	7,187,003	$23.14
Granted	515,430	$47.07
Exercised	(1,632,461)	$7.72
Canceled/forfeited	(249,559)	$52.18
Outstanding at April 2, 2016	5,820,413	$28.34	4.36	$193.0
Vested or expected to vest at April 2, 2016	5,781,360	$28.34	4.36
Vested and exercisable at April 2, 2016	4,081,064	$17.72	3.95	$167.5
There were 1,739,349 unvested options and 4,081,064 vested options outstanding at April 2, 2016. The total intrinsic value of options exercised during Fiscal 2016 and Fiscal 2015 was $70.3 million and $131.6 million, respectively. The cash received from options exercised during Fiscal 2016 and Fiscal 2015 was $12.7 million and $15.3 million, respectively. As of April 2, 2016, the remaining unrecognized share-based compensation expense for nonvested share options was $19.8 million, which is expected to be recognized over the related weighted-average period of approximately 2.19 years.

The weighted average grant date fair value for options granted during Fiscal 2016, Fiscal 2015 and Fiscal 2014, was $14.35, $27.96 and $24.95, respectively. The following table represents assumptions used to estimate the fair value of options:

	Fiscal Years Ended
	April 2, 2016	March 28, 2015	March 29, 2014
Expected dividend yield	0.0%	0.0%	0.0%
Volatility factor	31.1%	33.2%	46.0%
Weighted average risk-free interest rate	1.6%	1.5%	1.0%
Expected life of option	4.75 years	4.75 years	4.75 years
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
The following table summarizes restricted share activity under the 2012 Plan during Fiscal 2016:

	Restricted Shares
	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at March 28, 2015	770,592	$68.77
Granted	—	$—
Vested	(326,988)	$50.59
Canceled/forfeited	(53,375)	$80.55
Unvested at April 2, 2016	390,229	$82.38
The total fair value of restricted shares vested was $14.4 million, $22.8 million and $17.6 million during Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively. As of April 2, 2016, the remaining unrecognized share-based compensation expense for non-vested restricted share grants was $22.3 million, which is expected to be recognized over the related weighted-average period of approximately 1.99 years.
The following table summarizes the RSU activity under the 2012 Plan during Fiscal 2016:

	Service-based		Performance-based
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Unvested at March 28, 2015	35,940	$66.26	317,201	$76.69
Granted	1,104,983	$46.76	287,476	$47.10
Vested	(18,537)	$59.69	—	$—
Canceled/forfeited	(51,328)	$47.87	(24,903)	$80.72
Unvested at April 2, 2016	1,071,058	$47.13	579,774	$61.84

The total fair value of service-based RSUs vested during Fiscal 2016, Fiscal 2015 and Fiscal 2014 was $1.1 million, $0.4 million and $0.2 million, respectively. As of April 2, 2016, the remaining unrecognized share-based compensation expense for non-vested service-based and performance-based RSU grants was $38.3 million and $15.4 million, respectively, which is expected to be recognized over the related weighted-average periods of approximately 3.13 years and 1.58 years, respectively.
Share-Based Compensation Expense
The following table summarizes compensation expense attributable to share-based compensation for Fiscal 2016, Fiscal 2015 and Fiscal 2014 (in millions):

	Fiscal Years Ended
	April 2, 2016	March 28, 2015	March 29, 2014
Share-based compensation expense	$48.4	$48.9	$29.1
Tax benefits related to share-based compensation expense	$15.7	$17.5	$11.5
Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate to date. The estimated value of future forfeitures for equity grants as of April 2, 2016 is approximately $2.8 million.
16. Taxes
On October 29, 2014, the Company's Board of Directors approved a proposal to move the Company’s principal executive office from Hong Kong to the United Kingdom and to become a U.K. tax resident. The Company will remain incorporated in the British Virgin Islands. The Company has achieved tremendous international growth over the past several years and believes that moving its principal executive office to the U.K. will better position it for further expansion in Europe and internationally, and allow it to compete more effectively with other international luxury brands.
MKHL’s subsidiaries are subject to taxation in the U.S. and various other foreign jurisdictions, which are aggregated in the “Non-U.S” information captioned below.
Income before provision for income taxes consisted of the following (in millions):

	Fiscal Years Ended
	April 2, 2016	March 28, 2015	March 29, 2014
U.S.	$737.5	$814.3	$792.9
Non-U.S.	434.8	441.5	214.8
Total income before provision for income taxes	$1,172.3	$1,255.8	$1,007.7

The provision for income taxes was as follows (in millions):

	Fiscal Years Ended
	April 2, 2016	March 28, 2015	March 29, 2014
Current
U.S. Federal	$268.0	$277.0	$295.2
U.S. State	14.3	49.7	50.3
Non-U.S.	54.2	41.9	30.6
Total current	336.5	368.6	376.1
Deferred
U.S. Federal	0.3	5.0	(24.8)
U.S. State	1.0	0.3	(3.6)
Non-U.S.	(3.2)	0.9	(1.5)
Total deferred	(1.9)	6.2	(29.9)
Total provision for income taxes	$334.6	$374.8	$346.2
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

	Fiscal Years Ended
	April 2, 2016	March 28, 2015	March 29, 2014
Federal tax at 35% statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	1.2%	2.4%	2.3%
Differences in tax effects on foreign income	(7.9)%	(8.2)%	(3.9)%
Foreign tax credit	(0.2)%	(0.4)%	(0.2)%
Liability for uncertain tax positions	—%	0.2%	0.8%
Effect of changes in valuation allowances on deferred tax assets	(0.2)%	(0.1)%	(0.2)%
Other	0.6%	0.9%	0.6%
Effective tax rate	28.5%	29.8%	34.4%

Significant components of the Company’s deferred tax assets (liabilities) consist of the following (in millions):

	Fiscal Years Ended
	April 2, 2016	March 28, 2015
Deferred tax assets
Inventories	$10.5	$11.2
Payroll related accruals	2.2	0.4
Deferred rent	37.1	30.4
Net operating loss carryforwards	3.4	5.9
Stock compensation	30.0	23.8
Sales allowances	13.4	10.1
Other	12.1	11.1
	108.7	92.9
Valuation allowance	(3.4)	(5.7)
Total deferred tax assets	105.3	87.2

Deferred tax liabilities
Goodwill and intangibles	(32.9)	(32.7)
Depreciation	(48.0)	(34.6)
Other	(3.4)	(3.9)
Total deferred tax liabilities	(84.3)	(71.2)
Net deferred tax assets	$21.0	$16.0
The Company maintains valuation allowances on deferred tax assets applicable to subsidiaries in jurisdictions for which separate income tax returns are filed and where realization of the related deferred tax assets from future profitable operations is not reasonably assured. Deferred tax valuation allowances increased approximately $3.3 million, $0.2 million and $0.9 million in Fiscal 2016, Fiscal 2015, and Fiscal 2014, respectively. As a result of the attainment and expectation of achieving profitable operations in certain countries comprising the Company’s European operations and certain state jurisdictions in the U.S., for which deferred tax valuation allowances had been previously established, the Company released valuation allowances amounting to approximately $5.6 million, $2.6 million, and $1.6 million in Fiscal 2016, Fiscal 2015, and Fiscal 2014, respectively.
At April 2, 2016, the Company had non-U.S. net operating loss carryforwards of approximately $11.5 million that will begin to expire in 2024.
As of April 2, 2016 and March 28, 2015, the Company has liabilities related to its uncertain tax positions, including accrued interest, of approximately $18.5 million and $21.2 million, respectively, which are included in other long-term liabilities in the Company’s audited consolidated balance sheets.
The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately$16.8 million, $19.9 million and $18.1 million as of April 2, 2016, March 28, 2015, and March 29, 2014, respectively. A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding accrued interest, for Fiscal 2016, Fiscal 2015, and Fiscal 2014, are presented below (in millions):

	Fiscal Years Ended
	April 2, 2016	March 28, 2015	March 29, 2014
Unrecognized tax benefits beginning balance	$19.9	$18.1	$6.6
Additions related to prior period tax positions	—	0.4	2.5
Additions related to current period tax positions	5.8	5.2	9.3
Decreases from prior period positions	(5.7)	(3.8)	(0.3)
Decreases related to audit settlements	(3.2)	—	—
Unrecognized tax benefits ending balance	$16.8	$19.9	$18.1

The Company classifies interest expense and penalties related to unrecognized tax benefits as components of the provision for income taxes. Interest expense recognized in the consolidated statements of operations for Fiscal 2016, Fiscal 2015, and Fiscal 2014 was approximately $1.7 million, $1.3 million and $0.9 million, respectively.
The total amount of unrecognized tax benefits relating to the Company’s tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing tax audits and assessments and the expiration of applicable statutes of limitations. The Company anticipates that the balance of gross unrecognized tax benefits, excluding interest and penalties, will be reduced by approximately $1.8 million during the next twelve months. However, the outcomes and timing of such events are highly uncertain and changes in the occurrence, expected outcomes, and timing of such events could cause the Company’s current estimate to change materially in the future.
The Company files income tax returns in the U.S., for federal, state, and local purposes, and in certain foreign jurisdictions. With few exceptions, the Company is no longer subject to examinations by the relevant tax authorities for years prior to its fiscal year ended March 30, 2013.
The Company’s policy with respect to its undistributed earnings of the U.S. and non-U.S. subsidiaries is to consider those earnings to be either indefinitely reinvested or able to be repatriated tax-neutral. Undistributed earnings of subsidiaries considered to be either indefinitely reinvested or able to be repatriated tax-neutral amounted to $2.638 billion at April 2, 2016. Determination of the amount of unrecognized deferred U.S. and non-U.S. income tax liability on those earnings which are indefinitely reinvested is not practicable.
17. Retirement Plans
The Company maintains defined contribution plans for employees, who become eligible to participate after three months of service. Features of these plans allow participants to contribute to a plan a percentage of their compensation, up to statutory limits depending upon the country in which a plan operates, and provide for mandatory and/or discretionary matching contributions by the Company, which vary by country. During Fiscal 2016, Fiscal 2015, and Fiscal 2014, the Company recognized expenses of approximately $10.1 million, $5.8 million, and $3.5 million, respectively, related to these retirement plans.
18. Segment Information
The Company operates its business through three operating segments—Retail, Wholesale and Licensing—which are based on its business activities and organization. The operating segments are segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by the Company's chief operating decision maker in deciding how to allocate resources, as well as in assessing performance. The primary key performance indicators are net sales or revenue (in the case of Licensing) and operating income for each segment. The Company’s reportable segments represent channels of distribution that offer similar merchandise, customer experience and sales/marketing strategies. The Company’s Retail segment includes sales through the Company owned stores, including “Collection,” “Lifestyle” including “concessions,” and outlet stores located throughout the Americas (U.S., Canada and Latin America), Europe, and Asia, as well as the Company’s e-commerce sales. Products sold through the Retail segment include women’s apparel, accessories (which include handbags and small leather goods such as wallets), men's apparel, footwear and licensed products, such as watches, jewelry, fragrances and beauty, and eyewear. The Wholesale segment includes sales primarily to major department stores and specialty shops throughout the Americas, Europe and Asia. Products sold through the Wholesale segment include accessories (which include handbags and small leather goods such as wallets), footwear and women’s and men’s apparel. We also have wholesale arrangements pursuant to which we sell products to certain of our licensees, including our licensees in Asia (which were previously reported within our Americas wholesale operations). The Licensing segment includes royalties earned on licensed products and use of the Company’s trademarks, and rights granted to third parties for the right to sell the Company’s products in certain geographic regions such as the Middle East, Eastern Europe, throughout all of Asia (excluding Japan), as well as Australia. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. Corporate overhead expenses are allocated to the segments based upon specific usage or other allocation methods.
The Company has allocated $13.3 million, $8.0 million and $1.9 million of its recorded $23.2 million goodwill as of April 2, 2016 to its Wholesale, Retail and Licensing segments, respectively. See Note 3 for goodwill recorded upon the Company's acquisition of controlling interest in MK Panama during the second quarter of Fiscal 2016. As of March 28, 2015, the Company's goodwill balance of $14.0 million was allocated $12.1 million and $1.9 million to its Wholesale and Licensing segments, respectively. The Company does not have identifiable assets separated by segment.

The following table presents the key performance information of the Company’s reportable segments (in millions):

	Fiscal Years Ended
	April 2, 2016	March 28, 2015	March 29, 2014
Revenue:
Net sales: Retail	$2,394.9	$2,134.6	$1,593.0
Wholesale	2,143.9	2,065.1	1,577.5
Licensing	173.3	171.8	140.3
Total revenue	$4,712.1	$4,371.5	$3,310.8

Income from operations:
Retail	$501.4	$557.2	$467.3
Wholesale	584.1	610.9	459.8
Licensing	89.6	88.9	81.1
Income from operations	$1,175.1	$1,257.0	$1,008.2
Depreciation and amortization expense for each segment are as follows (in millions):

	Fiscal Years Ended
	April 2, 2016	March 28, 2015	March 29, 2014
Depreciation and amortization(1):
Retail	$114.5	$84.5	$46.7
Wholesale	67.3	53.0	32.4
Licensing	1.4	0.9	0.6
Total depreciation and amortization	$183.2	$138.4	$79.7

(1)
Excluded from the above table are fixed asset impairment charges related to the Company's retail operations of $8.6 million, $0.8 million and $1.3 million, during Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively. During Fiscal 2016, the Company also recorded fixed asset impairment charges of $0.4 million relating to its wholesale operations and $1.9 million relating to a corporate fixed asset.

Total revenue (based on country of origin) and long-lived assets by geographic location are as follows (in millions):

	Fiscal Years Ended
	April 2, 2016	March 28, 2015	March 29, 2014
Revenue:
The Americas (U.S., Canada and Latin America)(1)	$3,506.6	$3,418.9	$2,771.8
Europe	990.3	884.7	500.5
Asia	215.2	67.9	38.5
Total revenue	$4,712.1	$4,371.5	$3,310.8

	As of
	April 2, 2016	March 28, 2015
Long-lived assets:
The Americas (U.S., Canada and Latin America)(1)	$507.7	$443.8
Europe	284.2	169.2
Asia	33.7	11.4
Total Long-lived assets:	$825.6	$624.4

(1)
Net revenues earned in the U.S. during Fiscal 2016, Fiscal 2015, and Fiscal 2014 were $3.304 billion, $3.228 billion and $2.600 billion, respectively. Long-lived assets located in the U.S. as of April 2, 2016 and March 28, 2015 were $472.2 million and $418.8 million, respectively.

Net sales by major product category are as follows (in millions):

	Fiscal Years Ended
	April 2, 2016	% of Total	March 28, 2015	% of Total	March 29, 2014	% of Total
Accessories	$3,179.7	70.1%	$2,872.2	68.4%	$2,060.8	65.0%
Apparel	543.7	12.0%	549.4	13.1%	482.4	15.2%
Footwear	491.0	10.8%	444.1	10.5%	338.0	10.7%
Licensed product	324.4	7.1%	334.0	8.0%	289.3	9.1%
Net sales	$4,538.8		$4,199.7		$3,170.5
19. Agreements with Shareholders and Related Party Transactions
The Company’s Chief Creative Officer, Michael Kors, and the Company’s Chief Executive Officer, John Idol, and certain of the Company’s former shareholders, including Sportswear Holdings Limited, jointly own Michael Kors Far East Holdings Limited, a BVI company. On April 1, 2011, the Company entered into certain licensing agreements with certain subsidiaries of Michael Kors Far East Holdings Limited, including Michael Kors (HK) Limited, (the “Licensees”), which provide the Licensees with certain exclusive rights for use of the Company’s trademarks within China, Hong Kong, Macau and Taiwan, and to import, sell, advertise and promote certain of the Company’s products in these regions, as well as to own and operate stores which bear the Company’s tradenames. The agreements between the Company and the Licensees expire on March 31, 2041, and may be terminated by the Company at certain intervals if certain minimum sales benchmarks are not met. During Fiscal 2016, Fiscal 2015 and Fiscal 2014, there were approximately $7.6 million, $4.7 million and $1.6 million, respectively, of royalties earned under these agreements. These royalties were driven by Licensee adjusted net sales (of the Company’s goods) to their customers of approximately $169.8 million, $103.7 million and $36.5 million in Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively, as defined in the licensing agreement. In addition, the Company sells certain inventory items to the Licensees through its wholesale segment at terms consistent with those of similar licensees in the region. During Fiscal 2016, Fiscal 2015 and Fiscal 2014, amounts recognized as net sales in the Company’s consolidated statements of operations related to these sales, were approximately $62.8 million, $35.3 million and $12.9 million, respectively. As of April 2, 2016 and March 28, 2015, the Company’s total accounts receivable from this related party were $16.1 million and $6.5 million, respectively. See Note 21 for information relating to the Company's acquisition of Michael Kors (HK) Limited on May 31, 2016.
Due to the consolidation of MK Panama during the second quarter of Fiscal 2016, the Company’s balance sheet as of April 2, 2016 reflects a $1.0 million long-term loan between EBISA, the Company’s partner in the MK Panama joint venture, and Rosales Development Corp. There is a family relationship between EBISA and Rosales Development Corp. The loan was initiated on November 25, 2014 and bears interest at an annual rate of interest of 5%.
Beginning in the third quarter of Fiscal 2016, an executive officer of our Company shares a household with an employee of one of our suppliers of fixtures for our shop-in-shops, retail stores and showrooms, and therefore, such employee may be deemed to be an immediate family member of the executive officer for purposes of federal securities laws. During Fiscal 2016, Fiscal 2015, and Fiscal 2014, purchases from this supplier reflected in the Company's consolidated financial statements were $3.4 million, $1.5 million and $1.0 million respectively. As of April 2, 2016 and March 28, 2015, the accounts payable to this supplier were immaterial.
On October 24, 2014, the Company purchased an aircraft from a former board member (who resigned on September 10, 2014) in the amount of $16.5 million. The purchase price was the fair market value of the aircraft at the purchase date and was no less favorable to the Company than it would have received in an arm’s-length transaction. The aircraft was purchased for purposes of business travel for the Company’s executives, and was recorded as a fixed asset in the Company’s consolidated balance sheets. Prior to the purchase of this plane, the Company or its Chief Executive Officer arranged for a plane owned by Sportswear Holdings Limited or its affiliates, which was used for the Company’s directors and senior management for purposes of business travel on terms and conditions not less favorable to the Company than it would receive in an arm’s-length transaction with a third party. To the extent the Company’s Chief Executive Officer entered into such an arrangement for business travel, the Company reimbursed him for the actual market price paid for the use of such plane. The Company chartered this plane from Sportswear Holdings Limited for business purposes, the amounts of which were paid in cash and charged to operating expenses. The Company was charged $1.4 million in connection with these services during each of Fiscal 2015 and Fiscal 2014.
The Company purchases certain inventory from a manufacturer owned by one of its former directors (who resigned on September 10, 2014). Amounts purchased from this manufacturer during Fiscal 2015 and Fiscal 2014, were approximately $9.1 million and $8.1 million, respectively.

20. Selected Quarterly Financial Information (Unaudited)
The following table summarizes the Fiscal 2016 and Fiscal 2015 quarterly results (dollars in millions):

	Fiscal Quarter Ended
	June 27, 2015	September 26, 2015	December 26, 2015	April 2, 2016	(1)
Fiscal 2016
Total revenue	$986.0	$1,130.0	$1,397.4	$1,198.7
Gross profit	$603.6	$664.4	$832.0	$697.2
Income from operations	$248.6	$273.1	$409.3	$244.1
Net income	$174.4	$192.8	$294.2	$176.3
Net income attributable to MKHL	$174.4	$193.1	$294.6	$177.0	(2)
Weighted average ordinary shares outstanding:
Basic	196,977,021	188,857,398	182,176,452	177,814,521
Diluted	200,054,494	191,524,156	184,851,616	180,439,102

	Fiscal Quarter Ended
	June 28, 2014	September 27, 2014	December 27, 2014	March 28, 2015
Fiscal 2015
Total revenue	$919.2	$1,056.6	$1,314.7	$1,081.0
Gross profit	$571.6	$645.1	$800.1	$630.9
Income from operations	$276.8	$305.5	$418.5	$256.2
Net income	$187.7	$207.0	$303.7	$182.6
Net income attributable to MKHL	$187.7	$207.0	$303.7	$182.6
Weighted average ordinary shares outstanding:
Basic	203,749,572	204,464,952	202,668,541	199,828,293
Diluted	207,176,243	207,432,250	205,647,816	203,195,838

(1)	The fiscal quarter ended April 2, 2016 contains 14 weeks, whereas all other fiscal quarters presented contain 13 weeks.

(2)	The fiscal quarter ended April 2, 2016 contains $10.9 million in impairment charges as well as a $3.7 million gain as a result of the MK Korea acquisition.
21. Subsequent Events

On May 31, 2016, the Company acquired 100% of the stock of Michael Kors (HK) Limited and its subsidiaries, its licensees in the Greater China Region, which includes China, Hong Kong, Macau and Taiwan. The Company believes that having a direct control of this business will allow it to better manage opportunities and capitalize on the growth potential in the region. This acquisition was funded by a cash payment of $500.0 million, which is subject to certain purchase price adjustments. The Company will account for this acquisition as a business combination and will consolidate the acquired businesses into its operations beginning in June 2016. The Company is in the process of assessing the fair values of the assets acquired and the liabilities assumed. Given the timing of the acquisition, the initial purchase accounting is not complete.