Form 10-Q
period 2016-07-02
Michael Kors Holdings Ltd
filed 2016-08-11
CIK 1530721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2016
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
As of August 4, 2016, Michael Kors Holdings Limited had 169,011,250 ordinary shares outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	July 2, 2016	April 2, 2016
Assets
Current assets
Cash and cash equivalents	$337.1	$702.0
Receivables, net	202.8	307.9
Inventories	606.9	546.8
Prepaid expenses and other current assets	109.3	113.1
Total current assets	1,256.1	1,669.8
Property and equipment, net	798.7	758.2
Intangible assets, net	464.3	67.4
Goodwill	122.2	23.2
Deferred tax assets	16.9	24.5
Other assets	32.5	23.7
Total assets	$2,690.7	$2,566.8
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$167.4	$131.4
Accrued payroll and payroll related expenses	43.1	59.7
Accrued income taxes	45.0	51.6
Short-term debt	248.6	—
Accrued expenses and other current liabilities	197.8	192.8
Total current liabilities	701.9	435.5
Deferred rent	120.5	106.4
Deferred tax liabilities	88.5	3.5
Long-term debt	—	2.3
Other long-term liabilities	22.1	19.6
Total liabilities	933.0	567.3
Commitments and contingencies
Shareholders’ equity
Ordinary shares, no par value; 650,000,000 shares authorized; 208,759,289 shares issued and 168,997,105 outstanding at July 2, 2016; 208,084,175 shares issued and 176,441,891 outstanding at April 2, 2016	—	—
Treasury shares, at cost (39,762,184 shares at July 2, 2016 and 31,642,284 shares at April 2, 2016)	(2,054.5)	(1,650.1)
Additional paid-in capital	732.5	718.9
Accumulated other comprehensive loss	(78.3)	(80.9)
Retained earnings	3,154.9	3,007.8
Total shareholders’ equity of MKHL	1,754.6	1,995.7
Noncontrolling interest	3.1	3.8
Total equity	1,757.7	1,999.5
Total liabilities and shareholders’ equity	$2,690.7	$2,566.8
See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended
	July 2, 2016	June 27, 2015
Net sales	$957.3	$947.3
Licensing revenue	30.6	38.7
Total revenue	987.9	986.0
Cost of goods sold	396.6	382.4
Gross profit	591.3	603.6
Selling, general and administrative expenses	354.0	313.4
Depreciation and amortization	50.4	41.6
Total operating expenses	404.4	355.0
Income from operations	186.9	248.6
Other (income) expense, net	(0.3)	0.8
Interest expense, net	0.3	0.1
Foreign currency loss	1.3	0.7
Income before provision for income taxes	185.6	247.0
Provision for income taxes	39.3	72.6
Net income	146.3	174.4
Less: Net loss attributable to noncontrolling interest	(0.8)	—
Net income attributable to MKHL	$147.1	$174.4

Weighted average ordinary shares outstanding:
Basic	174,158,571	196,977,021
Diluted	176,613,751	200,054,494
Net income per ordinary share attributable to MKHL:
Basic	$0.84	$0.89
Diluted	$0.83	$0.87

Statements of Comprehensive Income:
Net income	$146.3	$174.4
Foreign currency translation adjustments	(0.4)	9.8
Net gain (loss) on derivatives	3.1	(10.6)
Comprehensive income	149.0	173.6
Less: Net loss attributable to noncontrolling interest	(0.8)	—
Less: Other comprehensive income attributable to noncontrolling interest	0.1	—
Comprehensive income attributable to MKHL	$149.7	$173.6
See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions, except share data which is in thousands)
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity of MKHL	Non-controlling Interest	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at April 2, 2016	208,084	$—	$718.9	(31,642)	$(1,650.1)	$(80.9)	$3,007.8	$1,995.7	$3.8	$1,999.5
Net income (loss)	—	—	—	—	—	—	147.1	147.1	(0.8)	146.3
Other comprehensive income	—	—	—	—	—	2.6	—	2.6	0.1	2.7
Total comprehensive income (loss)	—	—	—	—	—	—	—	149.7	(0.7)	149.0
Vesting of restricted awards, net of forfeitures	384	—	—	—	—	—	—	—	—	—
Exercises of employee share options	291	—	3.0	—	—	—	—	3.0	—	3.0
Equity compensation expense	—	—	9.8	—	—	—	—	9.8	—	9.8
Tax benefits on exercise of share options	—	—	0.8	—	—	—	—	0.8	—	0.8
Purchase of treasury shares	—	—	—	(8,120)	(404.4)	—	—	(404.4)	—	(404.4)
Balance at July 2, 2016	208,759	$—	$732.5	(39,762)	$(2,054.5)	$(78.3)	$3,154.9	$1,754.6	$3.1	$1,757.7
See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	July 2, 2016	June 27, 2015
Cash flows from operating activities
Net income	$146.3	$174.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50.4	41.6
Equity compensation expense	9.8	12.5
Deferred income taxes	8.5	1.6
Amortization of deferred rent	1.1	0.5
Loss on disposal of fixed assets	0.2	0.6
Amortization of deferred financing costs	0.2	0.2
Tax benefits on exercise of share options	(0.8)	(8.3)
Foreign currency losses	1.3	0.6
Loss on joint venture	—	0.9
Change in assets and liabilities:
Receivables, net	127.5	112.5
Inventories	(32.4)	(80.6)
Prepaid expenses and other current assets	8.0	(5.4)
Other assets	(0.4)	2.0
Accounts payable	25.6	29.2
Accrued expenses and other current liabilities	(29.9)	(6.1)
Other long-term liabilities	7.1	3.5
Net cash provided by operating activities	322.5	279.7
Cash flows from investing activities
Capital expenditures	(46.9)	(106.0)
Purchase of intangible assets	(0.2)	(7.4)
Cash paid for business acquisition, net of cash acquired	(480.6)	—
Equity method investments	—	(0.9)
Net cash used in investing activities	(527.7)	(114.3)
Cash flows from financing activities
Borrowings under revolving credit facility	246.6	—
Repayments of debt obligations	(2.2)	—
Repurchases of treasury shares	(404.4)	(351.1)
Exercises of employee share options	3.0	4.9
Tax benefits on exercise of share options	0.8	8.3
Other financing activities	—	—
Net cash used in financing activities	(156.2)	(337.9)
Effect of exchange rate changes on cash and cash equivalents	(3.5)	2.1
Net decrease in cash and cash equivalents	(364.9)	(170.4)
Beginning of period	702.0	978.9
End of period	$337.1	$808.5
Supplemental disclosures of cash flow information
Cash paid for interest	$0.3	$0.2
Cash paid for income taxes	$16.3	$61.4
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$28.2	$25.6
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
The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements as of July 2, 2016, and for the three months ended July 2, 2016 and June 27, 2015, are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with U.S. GAAP. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended April 2, 2016, as filed with the Securities and Exchange Commission on June 1, 2016, in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full fiscal year.
On May 31, 2016, the Company acquired 100% of the stock of its previously licensed business in the Greater China region, Michael Kors (HK) Limited and Subsidiaries ("MKHKL"), which has operations in China, Hong Kong, Macau and Taiwan. As a result, the Company began consolidating MKHKL into its operations beginning on June 1, 2016. See Note 3 for additional information.
The Company utilizes a 52 to 53 week fiscal year ending on the Saturday closest to March 31. As such, the term “Fiscal Year” or “Fiscal” refers to the 52-week or 53-week period, ending on that day. The results for the three months ended July 2, 2016 and June 27, 2015, are based on 13-week periods.
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

Derivative Financial Instruments
The Company uses forward foreign currency exchange contracts to manage its exposure to fluctuations in foreign currency for certain transactions. The Company in its normal course of business enters into transactions with foreign suppliers and seeks to minimize risks related to these transactions. The Company employs these forward foreign currency exchange contracts to hedge the Company’s cash flows, as they relate to foreign currency transactions. Certain of these contracts are designated as hedges for accounting purposes, while others remain undesignated. All of the Company’s derivative instruments are recorded in the Company’s consolidated balance sheets at fair value on a gross basis, regardless of their hedge designation.
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
The components of the calculation of basic net income per ordinary share and diluted net income per ordinary share are as follows (in millions, except share and per share data):

	Three Months Ended
	July 2, 2016	June 27, 2015
Numerator:
Net income attributable to MKHL	$147.1	$174.4
Denominator:
Basic weighted average shares	174,158,571	196,977,021
Weighted average dilutive share equivalents:
Share options, restricted shares/units, and performance restricted share units	2,455,180	3,077,473
Diluted weighted average shares	176,613,751	200,054,494

Basic net income per share	$0.84	$0.89
Diluted net income per share	$0.83	$0.87

Share equivalents of 2,099,182 shares and 1,811,380 shares for the three months ended July 2, 2016 and June 27, 2015, respectively, have been excluded from the above calculations due to their anti-dilutive effect.
Please refer to Note 2 in the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 2016, for a complete disclosure of the Company's significant accounting policies.
Recently Adopted Accounting Pronouncements
In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments," which simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments and requiring such adjustments to be recognized in the reporting period in which they are determined. ASU 2015-16 requires disclosures of any amounts that would have been recorded in previous reporting periods if the adjustment was recognized as of the acquisition date. ASU 2015-16 is effective beginning with the Company's fiscal year 2017, with earlier application permitted, and should be applied prospectively. The adoption of ASU 2015-16 did not have a material impact on the Company's consolidated financial statements.
In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires that a performance target under stock-based compensation arrangements that could be achieved after the service period is treated as a performance condition and not reflected in the grant-date fair value of the award. Rather, the related compensation cost should be recognized when it becomes probable that the performance targets will be achieved. ASU 2014-12 is effective beginning with the Company’s fiscal year 2017, with early adoption and retrospective application permitted. The adoption of ASU 2014-12 did not have a material impact on the Company's consolidated financial statements.
Recently Issued Accounting Pronouncements
We have considered all new accounting pronouncements, and other than the recent pronouncements discussed below, and have concluded that there are no new pronouncements that have a material impact on our results of operations, financial condition or cash flows based on current information.
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
The FASB has issued several additional ASUs to provide implementation guidance on ASU No. 2015-09, including ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)" issued in March 2016 and ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing" issued in April 2016 and ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients" issued in May 2016. The Company will consider this guidance in evaluating the impact of ASU 2014-09.

Lease Accounting
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which requires lessees to recognize a lease liability and a right-to-use asset on the balance sheet for all leases, except certain short-term leases. ASU 2016-02 is effective beginning with the Company's fiscal year 2020, with early adoption permitted, and must be implemented using a modified restrospective approach for all leases existing at, or entered into after the beginning of the earliest comparative period that is presented in the financial statements. The Company is currently evaluating the impact of ASU 2016-02 on its consolidated financial statements but expects that the adoption of this standard will result in a significant increase in assets and liabilities on its consolidated balance sheets.
Share-Based Compensation
In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting," which simplifies accounting and presentation of share-based payments, primarily relating to the recognition and classification of excess tax benefits, accounting for forfeitures and tax withholding requirements. ASU 2016-09 is effective beginning with the Company's fiscal year 2018, with early adoption permitted and different permitted adoption methods for each provision of the standard. The Company is currently evaluating the impact of ASU 2016-09 on its consolidated financial statements.
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

3. Acquisitions
Fiscal 2017 Acquisition
On May 31, 2016, the Company acquired 100% of the stock of Michael Kors (HK) Limited and its subsidiaries, its licensees in the Greater China Region, which includes China, Hong Kong, Macau and Taiwan. The Company believes that having direct control of this business will allow it to better manage opportunities and capitalize on the growth potential in the region. This acquisition was funded by a cash payment of $500.0 million, which may be subject to certain purchase price adjustments. The Company accounted for the acquisition as a business combination. The following table summarized the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions):

May 31, 2016
Cash and cash equivalents	$19.4
Accounts receivable	22.3
Inventory	36.1
Other current assets	3.0
Current assets	80.8
Property and equipment	46.6
Goodwill	99.0
Reacquired rights	400.4
Favorable lease assets	1.8
Customer relationships	0.7
Deferred tax assets	7.8
Other assets	6.6
Total assets acquired	$643.7

Accounts payable	$8.9
Short-term debt	5.8
Other current liabilities	27.8
Current liabilities	42.5
Unfavorable lease liabilities	4.8
Deferred tax liabilities	92.3
Other liabilities	4.1
Total liabilities assumed	$143.7

Fair value of net assets acquired	$500.0

Fair value of acquisition consideration	$500.0
The purchase price was allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition, with the $99.0 million difference between the purchase price over the net identifiable tangible and intangible assets acquired allocated to goodwill, which is not deductible for tax purposes. As part of this acquisition, the Company reacquired the rights to use its trademarks and to import, sell, advertise and promote certain of its products in the licensed territories, which were previously granted to its licensees in the Greater China region. As such, the Company recognized reacquired rights as a separate intangible asset from goodwill, which will be amortized through March 31, 2041, the original expiration date of its license agreement in the Greater China region. In addition, the Company recognized customer relationship intangible assets associated with wholesale customers, which will be amortized over ten years. The favorable lease assets and unfavorable lease liabilities have been separately recorded in the Company's financial statements and are recognized as rent expense and a reduction in rent expense, respectively, over the remaining term of the related lease agreements.

MKHKL's results of operations have been included in our consolidated financial statements beginning on June 1, 2016. MKHKL had total revenue of $20.6 million and net loss of $2.2 million (after amortization of non-cash valuation adjustments and integration costs) for the period from the date of acquisition through July 2, 2016.
The following table summarizes the unaudited pro-forma consolidated results of operations for the three months ended July 2, 2016 and June 27, 2015 as if the acquisition had occurred on March 29, 2015, the beginning of Fiscal 2016 (in millions):

	Three Months Ended
	July 2, 2016	June 27, 2015
Pro-forma net sales	$1,014.3	$1,015.4
Pro-forma net income	155.2	173.6
Pro-forma net income per ordinary share attributable to MKHL:
Basic	$0.89	$0.88
Diluted	$0.88	$0.87
The unaudited pro-forma consolidated results above are based on the historical financial statements of the Company and MKHKL and are not necessarily indicative of the results of operations that would have been achieved if the acquisition was completed at the beginning of Fiscal 2016 and are not indicative of the future operating results of the combined company. The pro-forma consolidated results of operations reflect the elimination of intercompany transactions and include the effects of purchase accounting adjustments, including amortization charges related to the finite-lived intangible assets acquired (reacquired rights and customer relationships), fair value adjustments relating to leases, fixed assets and inventory, and the related tax effects assuming that the business combination occurred on March 29, 2015. The pro-forma consolidated results of operations for the three months ended July 2, 2016 also reflect the elimination of transaction costs of approximately $11.3 million, which have been recorded within selling, general and administrative expenses in the Company's consolidated statement of operations and comprehensive income for the three months ended July 2, 2016.
The Company is in the process of finalizing the purchase accounting adjustments related to MKHKL, which could result in measurement period adjustments in future periods.
Fiscal 2016 Acquisitions
On January 1, 2016, the Company acquired direct control of its previously licensed business in South Korea ("MK Korea") upon the related license expiration in exchange for cash consideration of approximately $3.6 million. The Company accounted for this acquisition as a business combination and began consolidating the South Korean business into its operations beginning with the fourth quarter of Fiscal 2016.
During the second quarter of Fiscal 2016, the Company made contributions to its Latin American Joint venture, MK (Panama) Holdings S.A. and subsidiaries ("MK Panama") totaling $18.5 million, consisting of cash consideration of $3.0 million and the elimination of liabilities owed to the Company of $15.5 million, which increased the Company's ownership interest to 75%. As a result of obtaining controlling interest in MK Panama, which was previously accounted for under the equity method of accounting, the Company began consolidating MK Panama into its operations during the second quarter of Fiscal 2016. The Company accounted for its acquisition of controlling interest in MK Panama as a business combination.
Please refer to Note 3 in the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 2016, for detailed information relating to the Company's acquisitions of MK Korea and MK Panama businesses.

4. Receivables, net
Receivables, net consist of (in millions):

	July 2, 2016	April 2, 2016
Trade receivables:
Credit risk insured	$240.5	$353.7
Credit risk retained by Company	51.0	61.8
Receivables due from licensees	7.6	9.5
	299.1	425.0
Less allowances:	(96.3)	(117.1)
	$202.8	$307.9
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
The Company has assumed responsibility for all of the previously factored accounts receivable balances, but a large percentage of its trade receivables as of July 2, 2016 and April 2, 2016 are insured. The Company's allowance for doubtful accounts is determined through analysis of periodic aging of receivables that are not covered by insurance and assessments of collectability based on an evaluation of historic and anticipated trends, the financial conditions of the Company’s customers and the impact of general economic conditions. The past due status of a receivable is based on its contractual terms. Amounts deemed uncollectible are written off against the allowance when it is probable the amounts will not be recovered. Allowance for doubtful accounts as of July 2, 2016 and April 2, 2016 was $0.6 million and $0.7 million, respectively.
5. Property and Equipment, net
Property and equipment, net consist of (in millions):

	July 2, 2016	April 2, 2016
Leasehold improvements	$469.3	$414.6
In-store shops	246.3	242.9
Furniture and fixtures	225.2	212.7
Computer equipment and software	179.4	167.9
Equipment	87.7	79.1
Land	14.6	15.1
	1,222.5	1,132.3
Less: accumulated depreciation and amortization	(535.6)	(490.9)
	686.9	641.4
Construction-in-progress	111.8	116.8
	$798.7	$758.2
Depreciation and amortization of property and equipment for the three months ended July 2, 2016 and June 27, 2015 was $46.9 million and $39.7 million, respectively.

6. Intangible Assets and Goodwill
The following table details the carrying values of the Company's intangible assets that are subject to amortization (in millions):

	July 2, 2016			April 2, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Reacquired rights	$400.4	$1.4	$399.0	$—	$—	$—
Lease rights	72.4	19.2	53.2	73.3	17.8	55.5
Trademarks	23.0	15.4	7.6	23.0	15.1	7.9
Customer relationships	4.9	0.4	4.5	4.2	0.2	4.0
	$500.7	$36.4	$464.3	$100.5	$33.1	$67.4
Reacquired rights relate to the Company's reacquisition of the rights to use its trademarks and to import, sell, advertise and promote certain of its products in the previously licensed territories in the Greater China region and are being amortized through March 31, 2041, the expiration date of the related license agreement. Lease rights are amortized over the respective terms of the underlying lease, including highly probable renewal periods. Trademarks relate to the Company’s brand name and are amortized over twenty years. Customer relationships are amortized over five to ten years. Amortization expense for the three months ended July 2, 2016 and June 27, 2015 was $3.5 million and $1.9 million, respectively.
Estimated amortization expense for each of the next five years is as follows (in millions):

Remainder of Fiscal 2017	$18.5
Fiscal 2018	24.7
Fiscal 2019	24.6
Fiscal 2020	24.6
Fiscal 2021	24.4
Thereafter	347.5
$464.3
The following table details the changes in goodwill for each of the Company's reportable segments (in millions):

	Retail	Wholesale	Licensing	Total
Balance at April 2, 2016	$8.0	$13.3	$1.9	$23.2
Acquisition of MKHKL	86.2	12.8	—	99.0
Balance at July 2, 2016	$94.2	$26.1	$1.9	$122.2
Goodwill is not amortized but will be evaluated for impairment in the fourth quarter of Fiscal 2017, or whenever impairment indicators exist. There were no impairment charges recorded for any of the Company's intangible assets during the fiscal periods presented.

7.	Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in millions):

	July 2, 2016	April 2, 2016
Accrued capital expenditures	$27.6	$33.6
Other taxes payable	46.9	38.2
Accrued rent	32.0	30.5
Advance royalties	21.5	30.2
Gift cards and retail store credits	12.6	13.1
Professional services	14.1	7.0
Unrealized loss on forward foreign currency exchange contracts	1.6	5.5
Accrued advertising	4.8	5.2
Accrued litigation	2.6	1.8
Other	34.1	27.7
	$197.8	$192.8
8. Debt Obligations
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
The 2015 Credit Facility requires the Company to maintain a leverage ratio at the end of each fiscal quarter of no greater than 3.5 to 1. Such leverage ratio is calculated as the ratio of the sum of total indebtedness as of the date of the measurement plus 6.0 times the consolidated rent expense for the last four consecutive fiscal quarters, to Consolidated EBITDAR for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined as consolidated net income plus income tax expense, net interest expense, depreciation and amortization expense, consolidated rent expense and other non-cash charges, subject to certain deductions. The 2015 Credit Facility also includes covenants that limit additional indebtedness, guarantees, liens, acquisitions and other investments and cash dividends that are customary for financings of this type. As of July 2, 2016, the Company was in compliance with all covenants related to this agreement.

As of July 2, 2016, the Company had €218.0 million (approximately $242.8 million) in borrowings outstanding under the 2015 Credit Facility, which were recorded within short-term debt in its consolidated balance sheet as of July 2, 2016. In addition, stand-by letters of credit of $10.3 million were outstanding as of July 2, 2016. There were no borrowings outstanding under the 2015 Credit Facility as of April 2, 2016. At July 2, 2016, the amount available for future borrowings was $743.4 million.
Please refer to Note 9 in the Company's Fiscal 2016 Annual Report on Form 10-K for additional information about the Company's 2015 Credit Facility.
Hong Kong Credit Facility
The Company's subsidiary in Hong Kong, Michael Kors (HK) Limited, has an uncommitted credit facility ("HK Credit Facility") with HSBC (the "Bank"), which may be used to fund general working capital needs of Michael Kors (HK) Limited through November 30, 2016, subject to the Bank's discretion. The HK Credit Facility provides Michael Kors (HK) Limited with a revolving line of credit of up to 100.0 million Hong Kong Dollars (approximately $12.9 million), and may be used to support bank guarantees. In addition, this credit facility provides for a business card facility of up to 0.4 million Hong Kong Dollars (less than $0.1 million). Borrowings under the HK Credit Facility must be made in increments of at least 5.0 million Hong Kong Dollars and bear interest at the Hong Kong Interbank Offered Rate ("HIBOR") plus 150 basis points. As of July 2, 2016, borrowings outstanding under the HK Credit Facility were 45.0 million Hong Kong Dollars (approximately $5.8 million), which were recorded within short-term debt in the Company's consolidated balance sheet as of July 2, 2016. In addition, as of July 2, 2016, bank guarantees supported by this facility were 8.8 million Hong Kong Dollars (approximately $1.1 million). At July 2, 2016, the amount available for future borrowings under the Hong Kong Credit Facility was 46.2 million Hong Kong Dollars (approximately $6.0 million).
Debt Obligations of MK Panama
The Company's consolidated balance sheet as of April 2, 2016 included $2.3 million in debt related to MK Panama, which was no longer outstanding as of July 2, 2016.
9. Commitments and Contingencies
In the ordinary course of business, the Company is party to various legal proceedings and claims. Although the outcome of such items cannot be determined with certainty, the Company’s management does not believe that the outcome of all pending legal proceedings in the aggregate will have a material adverse effect on its cash flow, results of operations or financial position.
Please refer to the Contractual Obligations and Commercial Commitments disclosure within the Liquidity section of the Fiscal 2016 Form 10-K for a detailed disclosure of other commitments and contractual obligations as of April 2, 2016.
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

At July 2, 2016 and April 2, 2016, the fair values of the Company’s forward foreign currency exchange contracts, the Company’s only derivative instruments, were determined using broker quotations, which were calculations derived from observable market information: the applicable currency rates at the balance sheet date and those forward rates particular to the contract at inception. The Company makes no adjustments to these broker obtained quotes or prices but assesses the credit risk of the counterparty and would adjust the provided valuations for counterparty credit risk when appropriate. The fair values of the forward contracts are included in prepaid expenses and other current assets, and in accrued expenses and other current liabilities in the consolidated balance sheets, depending on whether they represent assets or (liabilities) to the Company, as detailed in Note 11. All contracts are measured and recorded at fair value on a recurring basis and are categorized in Level 2 of the fair value hierarchy, as shown in the following table (in millions):

	Fair value at July 2, 2016 using:			Fair value at April 2, 2016 using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Forward foreign currency exchange contracts - Euro	$—	$(0.2)	$—	$—	$(5.5)	$—
Forward foreign currency exchange contracts - U.S. Dollar	—	—	—	—	0.1	—
Total	$—	$(0.2)	$—	$—	$(5.4)	$—
The Company’s cash and cash equivalents, accounts receivable and accounts payable, are recorded at carrying value, which approximates fair value. Borrowings under revolving credit agreements are recorded at carrying value, which approximates fair value due to the short-term nature of such borrowings.
11. Derivative Financial Instruments
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
The following table details the fair value of the Company’s derivative contracts, which are recorded on a gross basis in the consolidated balance sheets as of July 2, 2016 and April 2, 2016 (in millions):

			Fair Values
	Notional Amounts		Current Assets (1)		Current Liabilities (2)
	July 2, 2016	April 2, 2016	July 2, 2016	April 2, 2016	July 2, 2016	April 2, 2016
Designated forward foreign currency exchange contracts	$183.9	$174.1	$1.1	$0.1	$1.6	$5.1
Undesignated forward foreign currency exchange contracts	26.8	30.0	0.3	—	—	0.4
Total	$210.7	$204.1	$1.4	$0.1	$1.6	$5.5

(1)	Recorded within prepaid expenses and other current assets in the Company’s consolidated balance sheets.

(2)	Recorded within accrued expenses and other current liabilities in the Company’s consolidated balance sheets.

Changes in the fair value of the effective portion of the Company’s forward foreign currency exchange contracts that are designated as accounting hedges are recorded in equity as a component of accumulated other comprehensive income, and are reclassified from accumulated other comprehensive income into earnings when the items underlying the hedged transactions are recognized into earnings, as a component of cost of sales within the Company’s consolidated statements of operations. The following tables summarize the impact of the effective portion of gains and losses of the forward contracts designated as hedges for the three months ended July 2, 2016 and June 27, 2015 (in millions):

	Three Months Ended
	July 2, 2016		June 27, 2015
	Pre-Tax Gain Recognized in OCI (Effective Portion)	Pre-Tax Gain Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax Loss Recognized in OCI (Effective Portion)	Pre-Tax Loss Reclassified from Accumulated OCI into Earnings (Effective Portion)
Forward foreign currency exchange contracts	$3.3	$(0.1)	$(11.7)	$—
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
During the three months ended July 2, 2016 and June 27, 2015, the Company recognized gains of $0.2 million and losses of $1.0 million, respectively, related to changes in the fair value of undesignated forward currency exchange contracts within foreign currency gains (losses) in the Company’s consolidated statement of operations.
12. Shareholders’ Equity
Share Repurchase Program
On May 25, 2016, the Company's Board of Directors authorized a new $1.0 billion share repurchase program, which replaced the remaining balance of the previous share repurchase program authorized on October 30, 2014. During the three months ended July 2, 2016 and June 27, 2015, the Company repurchased 8,025,749 shares and 6,960,352 shares, respectively, at a cost of $400.0 million and $350.0 million, respectively, under its share-repurchase programs through open market transactions. As of July 2, 2016, the remaining availability under the Company’s new share repurchase program was $600.0 million.
The Company also has in place a “withhold to cover” repurchase program, which allows the Company to withhold ordinary shares from certain executive officers to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards. During the three month periods ended July 2, 2016 and June 27, 2015, the Company withheld 94,151 shares and 22,540 shares, respectively, at a cost of $4.4 million and $1.1 million, respectively, in satisfaction of minimum tax withholding obligations relating to the vesting of restricted share awards.

13. Accumulated Other Comprehensive Income
The following table details changes in the components of accumulated other comprehensive income, net of taxes for the three months ended July 2, 2016 and June 27, 2015, respectively (in millions):

	Foreign Currency Translation (Losses) Gains	Net Gains (Losses) on Derivatives (1)	Total Accumulated Other Comprehensive (Loss) Income
Balance at March 28, 2015	$(96.1)	$29.3	$(66.8)
Other comprehensive (loss) income before reclassifications	9.8	(10.6)	(0.8)
Less: net gains reclassified from AOCI to earnings	—	—	—
Other comprehensive (loss) income, net of tax	9.8	(10.6)	(0.8)
Balance at June 27, 2015	$(86.3)	$18.7	$(67.6)

Balance at April 2, 2016	$(77.6)	$(3.2)	$(80.8)
Other comprehensive loss before reclassifications	(0.4)	3.0	2.6
Less: net gains reclassified from AOCI to earnings	—	(0.1)	(0.1)
Other comprehensive (loss) income, net of tax	(0.4)	3.1	2.7
Balance at July 2, 2016	$(78.0)	$(0.1)	$(78.1)
Less: other comprehensive income attributable to noncontrolling interest	0.2	—	0.2
Other comprehensive (loss) income attributable to MKHL	$(78.2)	$(0.1)	$(78.3)
_________________________

(1)
Reclassified amounts relate to the Company’s forward foreign currency exchange contracts for inventory purchases and are recorded within cost of goods sold in the Company’s consolidated statements of operations. Other comprehensive income (loss) before reclassifications related to derivative financial instruments for the three months ended June 27, 2015 is net of tax benefits $1.0 million. All other tax effects were not material for the periods presented.

14. Share-Based Compensation
The Company issues equity grants to certain employees and directors of the Company at the discretion of the Company’s Compensation Committee. The Company has two equity plans, one adopted in Fiscal 2008, the Michael Kors (USA), Inc. Stock Option Plan (as amended and restated, the “2008 Plan”), and the other adopted in the third fiscal quarter of Fiscal 2012, the Michael Kors Holdings Limited Omnibus Incentive Plan (the “2012 Plan”). The 2008 Plan only provided for grants of share options and was authorized to issue up to 23,980,823 ordinary shares. As of July 2, 2016, there were no shares available to grant equity awards under the 2008 Plan. The 2012 Plan allows for grants of share options, restricted shares and restricted share units, and other equity awards, and authorizes a total issuance of up to 15,246,000 ordinary shares. At July 2, 2016, there were 8,413,066 ordinary shares available for future grants of equity awards under the 2012 Plan. Option grants issued from the 2008 Plan generally expire ten years from the date of the grant, and those issued under the 2012 Plan generally expire seven years from the date of the grant.

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

The following table summarizes the share option activity during the three months ended July 2, 2016:

	Number of Options	Weighted Average Exercise Price
Outstanding at April 2, 2016	5,820,413	$28.41
Granted	177,666	$49.88
Exercised	(291,626)	$10.62
Canceled/forfeited	(93,737)	$72.32
Outstanding at July 2, 2016	5,612,716	$29.28
The weighted average grant date fair value for options granted during three months ended July 2, 2016 and June 27, 2015 was $13.79 and $14.37, respectively.
The following table represents assumptions used to estimate the fair value of options:

	Three Months Ended
	July 2 2016	June 27 2015
Expected dividend yield	0.0%	0.0%
Volatility factor	30.1%	31.1%
Weighted average risk-free interest rate	1.1%	1.6%
Expected life of option	4.75 years	4.75 years
Restricted Shares and Restricted Share Units
The Company grants restricted shares and restricted share units at the fair market value on the date of the grant. Expense for restricted share awards is based on the closing market price of the Company’s shares on the date of grant and is recognized ratably over the vesting period net of expected forfeitures.
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
The following table summarizes restricted share activity during the three months ended July 2, 2016:

	Restricted Shares
	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at April 2, 2016	390,229	$82.38
Granted	—	$—
Vested	(122,570)	$80.64
Canceled/forfeited	(33,561)	$83.06
Unvested at July 2, 2016	234,098	$83.20

The following table summarizes the RSU activity during the three months ended July 2, 2016:

	Service-based		Performance-based
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Unvested at April 2, 2016	1,071,058	$47.13	579,774	$61.84
Granted	641,988	$49.87	98,237	$49.88
Achievement of performance condition	—	$—	80,093	$62.24
Vested	(177,705)	$47.34	(240,278)	$62.24
Canceled/forfeited	(49,182)	$45.42	(23,427)	$74.28
Unvested at July 2, 2016	1,486,159	$48.35	494,399	$58.75
Share-Based Compensation Expense
The following table summarizes compensation expense attributable to share-based compensation for the three months ended July 2, 2016 and June 27, 2015 (in millions):

	Three Months Ended
	July 2, 2016	June 27, 2015
Share-based compensation expense	$9.8	$12.5
Tax benefits related to share-based compensation expense	$3.7	$4.4
Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate to date. The estimated value of future forfeitures for equity grants as of July 2, 2016 is approximately $4.0 million.
15. Taxes
On October 29, 2014, the Company’s Board of Directors approved a proposal to move the Company’s principal executive office from Hong Kong to the United Kingdom ("U.K.") and to become a U.K. tax resident. The Company remains incorporated in the British Virgin Islands. Due to substantial international growth and expansion over the past several years and the Company being a U.K. tax resident for both of the fiscal periods presented, the Company believes that it is most appropriate to reconcile its effective tax rate to the UK Statutory tax rate.
The following table summarizes the significant differences between the U.K. federal statutory tax rate and the Company's effective tax rate for financial statement purposes.

	Three Months Ended
	July 2, 2016	June 27, 2015
U.K. statutory tax rate	20.0%	21.0%
Effect of operations in non-U.K. jurisdictions	7.3%	7.4%
Global financing activities	(9.3)%	(2.1)%
State and local income taxes, net of federal benefit	1.2%	2.3%
Other	2.0%	0.8%
Effective tax rate	21.2%	29.4%

16. Segment Information
The Company operates its business through three operating segments—Retail, Wholesale and Licensing—which are based on its business activities and organization. The operating segments are segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by the Company's chief operating decision maker in deciding how to allocate resources, as well as in assessing performance. The primary key performance indicators are net sales or revenue (in the case of Licensing) and operating income for each segment. The Company’s reportable segments represent channels of distribution that offer similar merchandise, customer experience and sales/marketing strategies. The Company’s Retail segment includes sales through the Company owned stores, including “Collection,” “Lifestyle” including “concessions,” and outlet stores located throughout the Americas (U.S., Canada and Latin America), Europe, and Asia, as well as the Company’s e-commerce sales. Products sold through the Retail segment include women’s apparel, accessories (which include handbags and small leather goods such as wallets), men's apparel, footwear and licensed products, such as watches, jewelry, fragrances and beauty, and eyewear. The Wholesale segment includes sales primarily to major department stores and specialty shops throughout the Americas, Europe and Asia. Products sold through the Wholesale segment include accessories (which include handbags and small leather goods such as wallets), footwear and women’s and men’s apparel. We also have wholesale arrangements pursuant to which we sell products to certain of our licensees, including our licensees in Asia (which were previously reported within our Americas wholesale operations). The Licensing segment includes royalties earned on licensed products and use of the Company’s trademarks, and rights granted to third parties for the right to sell the Company’s products in certain geographic regions such as the Middle East, Eastern Europe, certain parts of Asia and Australia. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. Corporate overhead expenses are allocated to the segments based upon specific usage or other allocation methods.
The Company has allocated $26.1 million, $94.2 million and $1.9 million of its recorded $122.2 million goodwill as of July 2, 2016 to its Wholesale, Retail and Licensing segments, respectively. Please refer to Note 3 and Note 6 for goodwill recorded upon the Company's acquisition of MKHKL on May 31, 2016. As of April 2, 2016, the Company's goodwill balance of $23.2 million was allocated $13.3 million, $8.0 million and $1.9 million to the Company's Wholesale, Retail and Licensing segments, respectively. The Company does not have identifiable assets separated by segment.
The following table presents the key performance information of the Company’s reportable segments (in millions):

	Three Months Ended
	July 2, 2016	June 27, 2015
Revenue:
Net sales: Retail	$562.9	$523.3
Wholesale	394.4	424.0
Licensing	30.6	38.7
Total revenue	$987.9	$986.0

Income from operations:
Retail	$66.6	$120.9
Wholesale	105.0	106.3
Licensing	15.3	21.4
Income from operations	$186.9	$248.6
Depreciation and amortization expense for each segment are as follows (in millions):

	Three Months Ended
	July 2, 2016	June 27, 2015
Depreciation and amortization:
Retail	$34.0	$25.1
Wholesale	15.9	16.1
Licensing	0.5	0.4
Total depreciation and amortization	$50.4	$41.6

Total revenue (as recognized based on country of origin), and long-lived assets by geographic location of the consolidated Company are as follows (in millions):

	Three Months Ended
	July 2, 2016	June 27, 2015
Revenue:
The Americas (U.S., Canada and L. America)(1)	$690.8	$727.3
Europe	224.0	216.8
Asia	73.1	41.9
Total revenue	$987.9	$986.0

	As of
	July 2, 2016	April 2, 2016
Long-lived assets:
The Americas (U.S., Canada and Latin America)(1)	$498.0	$507.7
Europe	284.1	284.2
Asia	480.9	33.7
Total Long-lived assets	$1,263.0	$825.6

(1)
Net revenues earned in the U.S. were $641.4 million and $684.8 million during the three months ended July 2, 2016 and June 27, 2015. Long-lived assets located in the U.S. as of July 2, 2016 and April 2, 2016 were $462.8 million and $472.2 million, respectively.

17. Related Party Transactions
The Company’s Chief Creative Officer, Michael Kors, and the Company’s Chief Executive Officer, John Idol, and certain of the Company’s former shareholders, including Sportswear Holdings Limited, jointly owned Michael Kors Far East Holdings Limited, a BVI company, prior to the Company's acquisition of Michael Kors (HK) Limited and Subsidiaries on May 31, 2016, which eliminated their ownership interests. On April 1, 2011, the Company entered into certain licensing agreements with certain subsidiaries of Michael Kors Far East Holdings Limited, including Michael Kors (HK) Limited, (the “Licensees”), which provided the Licensees with certain exclusive rights for use of the Company’s trademarks within China, Hong Kong, Macau and Taiwan, and to import, sell, advertise and promote certain of the Company’s products in these regions, as well as to own and operate stores which bore the Company’s tradenames. The agreements between the Company and the Licensees were scheduled to expire on March 31, 2041, and could be terminated by the Company at certain intervals if certain minimum sales benchmarks were not met. Royalties earned under these agreements were approximately $1.2 million during the two months ended May 31, 2016 preceding the acquisition, and approximately $1.7 million during the three months ended June 27, 2015. These royalties were driven by Licensee sales (of the Company’s goods) to their customers of approximately $28.9 million during the two months ended May 31, 2016 preceding the acquisition and approximately $38.3 million during the three months ended June 27, 2015. In addition, the Company sold certain inventory items to the Licensees through its wholesale segment at terms consistent with those of similar licensees in the region. During the two-month period ended May 31, 2016 preceding the acquisition, amounts recognized as net sales in the Company’s consolidated statements of operations and comprehensive income related to these sales were approximately $7.9 million, and were approximately $16.0 million during the three months ended June 27, 2015. As of April 2, 2016, the Company’s total accounts receivable from this related party were $16.1 million. Please refer to Note 3 for information relating to the Company's acquisition of Michael Kors (HK) Limited on May 31, 2016.
The Company’s balance sheet as of April 2, 2016 reflects a $1.0 million long-term loan between EBISA, the Company’s partner in the MK Panama joint venture, and Rosales Development Corp. There is a family relationship between EBISA and Rosales Development Corp. The loan was initiated on November 25, 2014 with an annual rate of interest of 5.0% and was fully repaid during the three months ended July 2, 2016.
Beginning in the third quarter of Fiscal 2016, an executive officer of our Company shares a household with an employee of one of our suppliers of fixtures for our shop-in-shops, retail stores and showrooms, and therefore, such employee may be deemed to be an immediate family member of the executive officer for purposes of federal securities laws. During the three months ended July 2, 2016 and June 27, 2015, purchases from this supplier reflected in the Company's consolidated financial statements were $0.3 million and $0.4 million, respectively. Accounts payable to this supplier were immaterial as of July 2, 2016 and April 2, 2016.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis (“MD&A”) of our Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto included as part of this interim report. This discussion contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may,” “expect,” “anticipate,” “estimate,” “seek,” “intend,” “believe” or similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, capital expenditures, general and administrative expenses, capital resources, new stores, additional financings or borrowings and additional losses and are subject to risks and uncertainties including, but not limited to, those discussed in this report that could cause actual results to differ materially from the results contemplated by these forward-looking statements. We also urge you to carefully review the risk factors set forth under “Risk Factors” in our Annual Report on Form 10-K (File No. 001-35368), filed on June 1, 2016, with the Securities and Exchange Commission.
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
We operate our business in three segments—retail, wholesale and licensing—and we have a strategically controlled global distribution network focused on company-operated retail stores, leading department stores, specialty stores and select licensing partners. As of July 2, 2016, our retail segment included 393 retail stores in the Americas (including concessions), 378 international retail stores (including concessions) throughout Europe and Asia and our e-commerce sites in the United States (“U.S.”) and Canada. As of July 2, 2016, our wholesale segment included wholesale sales through approximately 1,476 department store doors and 925 specialty store doors in the Americas and wholesale sales through approximately 1,191 specialty store doors and 212 department store doors internationally. Our remaining revenue is generated through our licensing segment, through which we license to third parties certain production, sales and/or distribution rights. During the three months ended July 2, 2016, our licensing segment accounted for approximately 3.1% of our total revenue and consisted of royalties earned on licensed products and our geographic licenses.
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
Certain Factors Affecting Financial Condition and Results of Operations
Establishing brand identity and enhancing global presence. We intend to continue to increase our international presence and global brand recognition through the formation of various joint ventures with international partners, and continuing with our international licensing arrangements. We feel this is an efficient method for continued penetration into the global luxury goods market, especially for markets where we have yet to establish a substantial presence. In addition, our growth strategy includes assuming direct control of certain international operations, which allows us to better manage our growth opportunities in the related regions. During the second quarter of Fiscal 2016, we made additional capital contributions to our Latin American joint venture, MK (Panama) Holdings, S.A. and subsidiaries (“MK Panama”), obtaining a 75% controlling interest in MK Panama, and began to consolidate MK Panama into our operations beginning with the second quarter of Fiscal 2016. On January 1, 2016, we acquired the previously licensed business in South Korea. On May 31, 2016, we further expanded our global presence by acquiring the previously licensed operations in the Greater China region (please refer to Note 3 to the accompanying consolidated financial statements for additional information).

Demand for Our Accessories and Related Merchandise. Our performance is affected by trends in the luxury goods industry, as well as shifts in demographics and changes in lifestyle preferences. While the accessible luxury retail and wholesale industry has been recently challenged by lower consumer traffic trends, a promotional selling environment resulting from a channel shift, a decrease in tourist travel, restrained consumer spending, and other political and economic factors, we expect that our products will continue to be desired by our end-consumers.
Currency fluctuation and the Strengthening U.S. Dollar. Our consolidated operations are impacted by the relationships between our reporting currency, the U.S. dollar, and those of our non-U.S. subsidiaries whose functional/local currency is other than the U.S. dollar. During the three months ended July 2, 2016, our results have been positively impacted by increases of approximately 2% in the value of the Euro and approximately 12% in the Japanese Yen relative to the U.S. Dollar, compared to the same prior year period. However, our results have been negatively impacted by a decline of approximately 5% in the Canadian Dollar during the three months ended July 2, 2016, compared to the same prior year period. We have seen increased volatility in the global foreign currency exchange rates following the affirmative vote by the United Kingdom to leave the European Union, which we expect to negatively impact the operations of certain of our non-U.S. subsidiaries in the future.
Disruptions in shipping and distribution. Our operations are subject to the impact of shipping disruptions as a result of changes or damage to our distribution infrastructure, as well as due to external factors. Any future disruptions in our shipping and distribution network could have a negative impact on our results of operations.
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
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Critical accounting policies are those that are the most important to the portrayal of our financial condition and results of operations, and that require our most difficult, subjective and complex judgments to make estimates about the effect of matters that are inherently uncertain. In applying such policies, we must use certain assumptions that are based upon our informed judgments, assessments of probability and best estimates. Estimates, by their nature, are subjective and are based upon analysis of available information, including historical factors, current circumstances and the experience and judgment of management. Our critical accounting policies are disclosed in full in the MD&A section of our Fiscal 2016 Annual Report on Form 10-K. There have been no significant changes in our critical accounting policies since April 2, 2016.

Segment Information
We generate revenue through three business segments: retail, wholesale and licensing. The following table presents our revenue and income from operations by segment for the three months ended July 2, 2016 and June 27, 2015 (in millions):

		Three Months Ended
		July 2, 2016	June 27, 2015
Revenue:
Net sales:	Retail	$562.9	$523.3
	Wholesale	394.4	424.0
Licensing		30.6	38.7
Total revenue		$987.9	$986.0

Income from operations:
Retail		$66.6	$120.9
Wholesale		105.0	106.3
Licensing		15.3	21.4
Income from operations		$186.9	$248.6
Retail
We sell our products, as well as licensed products bearing our name, directly to the end consumer through our retail stores and concessions throughout the Americas, Europe, and Asia, as well as through our e-commerce sites in the U.S. and Canada. We have four primary retail store formats: collection stores, lifestyle stores, outlet stores and e-commerce. Our collection stores are located in highly prestigious shopping areas, while our lifestyle stores are located in well-populated commercial shopping locations and leading regional shopping centers. Our outlet stores, which are generally in outlet centers, extend our reach to additional consumer groups. In addition to these four retail store formats, we operate concessions in a select number of department stores in the Americas, Europe and Asia.
The following table presents the growth in our network of retail stores for the three months ended July 2, 2016 and June 27, 2015:

	Three Months Ended
	July 2, 2016	June 27, 2015
Full price retail stores including concessions:
Number of stores	575	392
Increase during period	83	19
Percentage increase vs. prior year	46.7%	27.7%
Total gross square footage	1,323,132	916,973
Average square footage per store	2,301	2,339
Outlet stores:
Number of stores	196	158
Increase during period	20	5
Percentage increase vs. prior year	24.1%	16.2%
Total gross square footage	723,010	545,203
Average square footage per store	3,689	3,451

The following table presents our retail stores by geographic location:

	As of
	July 2, 2016		June 27, 2015
Store count by region:
The Americas (U.S., Canada and Latin America)	393	(1)	354
Europe	183		143
Asia	195	(2)	53
Total	771		550

(1) Includes 14 stores in Latin America, which we began to consolidate into our operations beginning with the second quarter of Fiscal 2016.
(2) Includes 94 stores associated with the previously licensed business in Greater China acquired on May 31, 2016 and 37 stores associated the previously licensed business in South Korea acquired on January 1, 2016. Please refer to Note 3 to the accompanying consolidated financial statements for additional information.
Wholesale
We sell our products directly to department stores primarily located across the Americas and Europe to accommodate consumers who prefer to shop at major department stores. In addition, we sell to specialty stores for those consumers who enjoy the boutique experience afforded by such stores, as well as to travel retail shops in the Americas, Europe and Asia. We also have wholesale arrangements pursuant to which we sell products to certain of our licensees. We continue to focus our sales efforts and drive sales in existing locations by enhancing presentation, primarily through the creation of more shop-in-shops with our proprietary fixtures that effectively communicate our brand and create a more personalized shopping experience for consumers. We tailor our assortments through wholesale product planning and allocation processes to better match the demands of our department store customers in each local market.
The following table presents the increase (decrease) in our network of wholesale doors during the three months ended July 2, 2016 and June 27, 2015:

	Three Months Ended
	July 2, 2016	June 27, 2015
Number of full-price wholesale doors	3,804	4,076
Increase (decrease) during period	(85)	38
Percentage increase (decrease) vs. prior year	(6.7)%	5.5%
Licensing
We generate revenue through product and geographic licensing arrangements. Our product license agreements allow third parties to use our brand name and trademarks in connection with the manufacturing and sale of a variety of products, including watches, fragrances, eyewear and jewelry. In our product licensing arrangements, we take an active role in the design, marketing and distribution of products under our brands. Our geographic licensing arrangements allow third parties to use our tradenames in connection with the retail and/or wholesale sales of our branded products in specific geographic regions. During Fiscal 2016, we acquired a controlling interest in MK Panama on June 28, 2015 and acquired direct control of the previously licensed business in South Korea on January 1, 2016. During Fiscal 2017, we acquired direct control of our licensed operations in the Greater China region on May 31, 2016. The acquired businesses are being reported as part of our retail and wholesale operations.

Key Performance Indicators and Statistics
We use a number of key indicators of operating results to evaluate our performance, including the following (dollars in millions):

	Three Months Ended
	July 2, 2016	June 27, 2015
Total revenue	$987.9	$986.0
Gross profit as a percent of total revenue	59.9%	61.2%
Income from operations	$186.9	$248.6

Retail net sales - the Americas	$392.2	$396.7
Retail net sales - Europe	$119.1	$107.0
Retail net sales - Asia	$51.6	$19.6
Declines in comparable store net sales	-7.4%	-9.5%

Wholesale net sales - the Americas	$282.1	$309.1
Wholesale net sales - Europe	$90.8	$92.6
Wholesale net sales - Asia	$21.5	$22.3
General Definitions for Operating Results
Net sales consist of sales from comparable retail stores and non-comparable retail stores, net of returns and markdowns, as well as those made to our wholesale customers, net of returns, discounts, markdowns and allowances.
Comparable store sales include sales from a store or e-commerce site that has been operating for one full year after the end of the first month of its operations. For stores that are closed, sales that were made in the final month of their operations (assuming closure prior to the fiscal month's end), are excluded from the calculation of comparable store sales. Additionally, sales for stores that are either relocated, or expanded by a square footage of 25% or greater, in any given fiscal year, are also excluded from the calculation of comparable store sales at the time of their move or interruption, until such stores have been in their new location, or are operating under their new size/capacity, for at least one full year after the end of the first month of their relocation or expansion. All comparable store sales are presented on a 52-week basis. Comparable store sales are reported on a global basis, which represents management’s view of our Company as an expanding global business.
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

Selling, general and administrative expenses consist of warehousing and distribution costs, rent for our distribution centers, store payroll, store occupancy costs (such as rent, common area maintenance, store pre-opening, real estate taxes and utilities), information technology and systems costs, corporate payroll and related benefits, advertising and promotion expense, transaction costs and other general expenses.
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

Results of Operations
Comparison of the three months ended July 2, 2016 with the three months ended June 27, 2015
The following table details the results of our operations for the three months ended July 2, 2016 and for the three months ended June 27, 2015, and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Three Months Ended		$ Change	% Change	% of Total Revenue for the Three Months Ended
	July 2, 2016	June 27, 2015			July 2, 2016	June 27, 2015
Statements of Operations Data:
Net sales	$957.3	$947.3	$10.0	1.1%
Licensing revenue	30.6	38.7	(8.1)	(20.9)%
Total revenue	987.9	986.0	1.9	0.2%
Cost of goods sold	396.6	382.4	14.2	3.7%	40.1%	38.8%
Gross profit	591.3	603.6	(12.3)	(2.0)%	59.9%	61.2%
Selling, general and administrative expenses	354.0	313.4	40.6	13.0%	35.8%	31.8%
Depreciation and amortization	50.4	41.6	8.8	21.2%	5.1%	4.2%
Total operating expenses	404.4	355.0	49.4	13.9%	40.9%	36.0%
Income from operations	186.9	248.6	(61.7)	(24.8)%	18.9%	25.2%
Other (income) expense, net	(0.3)	0.8	(1.1)	(137.5)%	—%	0.1%
Interest expense	0.3	0.1	0.2	200.0%	—%	—%
Foreign currency loss	1.3	0.7	0.6	85.7%	0.1%	0.1%
Income before provision for income taxes	185.6	247.0	(61.4)	(24.9)%	18.8%	25.1%
Provision for income taxes	39.3	72.6	(33.3)	(45.9)%	4.0%	7.4%
Net income	146.3	174.4	(28.1)	(16.1)%
Less: Net loss attributable to noncontrolling interest	(0.8)	—	(0.8)	NM
Net income attributable to MKHL	$147.1	$174.4	$(27.3)	(15.7)%
___________________
NM Not meaningful
Total Revenue
Total revenue increased $1.9 million, or 0.2%, to $987.9 million for the three months ended July 2, 2016, compared to $986.0 million for the three months ended June 27, 2015, which included net favorable foreign currency effects of approximately $1.9 million, primarily related to the strengthening of the Euro and the Japanese Yen, partially offset by the weakening of the Canadian Dollar against the U.S. Dollar during the three months ended July 2, 2016 as compared to the same prior year period. On a constant currency basis, our total revenue would have been flat, as the increase in retail revenues was offset by lower wholesale and licensing revenues. Total revenue for the three months ended July 2, 2016 included approximately $21.0 million of incremental revenue attributable to our recent acquisitions, including $13.4 million related to our acquisition the Greater China operations on May 31, 2016 and incremental revenues of $4.0 million and $3.6 million, respectively, resulting from our consolidation of MK Panama and acquisition of MK Korea in Fiscal 2016.
The following table details revenues for our three business segments (dollars in millions):

	Three Months Ended			% Change		% of Total Revenue for the Three Months Ended
	July 2, 2016	June 27, 2015	$ Change	As Reported	Constant Currency	July 2, 2016	June 27, 2015
Revenue:
Net sales: Retail	$562.9	$523.3	$39.6	7.6%	7.4%	57.0%	53.1%
Wholesale	394.4	424.0	(29.6)	(7.0)%	(7.2)%	39.9%	43.0%
Licensing	30.6	38.7	(8.1)	(20.9)%	(20.9)%	3.1%	3.9%
Total revenue	$987.9	$986.0	$1.9	0.2%	—%

Retail
Net sales from our retail stores increased $39.6 million, or 7.6%, to $562.9 million the three months ended July 2, 2016, compared to $523.3 million for the three months ended June 27, 2015, which included net favorable foreign currency effects of approximately $1.0 million. We operated 771 retail stores, including concessions, as of July 2, 2016, compared to 550 retail stores, including concessions, as of June 27, 2015.
During the three months ended July 2, 2016, our comparable store sales declined $34.3 million, or 7.4%, which included net favorable foreign currency effects of approximately $1.0 million. Our comparable store sales benefited approximately 160 basis points from the inclusion of the North American e-commerce sales in comparable store sales. On a constant currency basis, our comparable store sales declined $35.3 million, or 7.6%. The decline in our comparable store sales was attributable to lower sales of watches and declines from womens accessories, apparel and jewelry product categories, partially offset by higher sales from our mens product categories during the three months ended July 2, 2016, as compared to the three months ended June 27, 2015.
Our non-comparable store sales increased $73.9 million during the three months ended July 2, 2016, which was primarily attributable to operating 221 additional stores since June 27, 2015, including 145 stores associated with our recent acquisitions and consolidation of the Latin American operations. Our recently acquired and consolidated businesses contributed approximately $30.3 million to our non-comparable store sales, $20.2 million of which related to Greater China, $5.0 million to South Korea and $5.1 million to Latin America.
Wholesale
Net sales to our wholesale customers declined $29.6 million, or 7.0%, to $394.4 million for the three months ended July 2, 2016, compared to $424.0 million for the three months ended June 27, 2015, which included net favorable foreign currency effects of approximately $0.9 million. The decline in our wholesale net sales was primarily attributable to lower sales from our accessories and womenswear product lines, partially offset by increased footwear and mens sales during the three months ended July 2, 2016, compared to the three months ended June 27, 2015. Approximately $8.5 million of the decline in wholesale net sales was related to the recently acquired and consolidated businesses, which was primarily driven by the absence of the prior period wholesale sales to former licensees.
Licensing
Royalties earned on our licensing agreements declined $8.1 million, or 20.9%, to $30.6 million for the three months ended July 2, 2016, compared to $38.7 million for the three months ended June 27, 2015. This decrease was primarily attributable to lower licensing revenues related to watches and mens products, as well as lower revenues from our geographic licensing arrangements in Asia due to our recent acquisitions of the related licensed operations, as previously described.
Gross Profit
Gross profit declined $12.3 million, or 2.0%, to $591.3 million for the three months ended July 2, 2016, compared to $603.6 million for the three months ended June 27, 2015, which included net favorable foreign currency effects of $2.0 million. Gross profit as a percentage of total revenue declined 130 basis points to 59.9% during the three months ended July 2, 2016, compared to 61.2% during the three months ended June 27, 2015. This decrease was primarily attributable to a gross profit margin decline of 480 basis points from our retail segment, partially offset by an increase in the gross margin from our wholesale segment of 210 basis points. The decrease in gross profit margin from our retail segment was primarily attributable to an increase in promotional activity during the three months ended July 2, 2016, as compared to the three months ended June 27, 2015. The increase in the gross profit margin for our wholesale segment was primarily attributable a favorable product mix and improved sourcing during the three months ended July 2, 2016, as compared to the three months ended June 27, 2015. Our overall gross margin also benefited from a favorable geographic mix during the three months ended July 2, 2016, which was driven by a higher proportion of sales outside the U.S. than in the prior fiscal year period.
Total Operating Expenses
Total operating expenses increased $49.4 million, or 13.9%, to $404.4 million during the three months ended July 2, 2016, compared to $355.0 million for the three months ended June 27, 2015. Our operating expenses included a net unfavorable foreign currency impact of approximately $2.2 million. Total operating expenses increased to 40.9% as a percentage of total revenue for the three months ended July 2, 2016, compared to 36.0% for the three months ended June 27, 2015. The components that comprise total operating expenses are explained below.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $40.6 million, or 13.0%, to $354.0 million during the three months ended July 2, 2016, compared to $313.4 million for the three months ended June 27, 2015. The increase in selling, general and administrative expenses was primarily due to the following:

•
an increase of $20.0 million due to the inclusion of the recently acquired and consolidated businesses in the Greater China, South Korea and Latin American regions in our operating results during the three months ended July 2, 2016;

•	approximately $11.3 million in transaction costs recorded during the three months ended July 2, 2016 in connection with our acquisition of the Greater China business; and

•
a $20.5 million increase in retail store-related costs, including $12.3 million in occupancy costs and $4.1 million in compensation-related costs. This increase was primarily attributable to the growth in our retail store network and our e-commerce business.

The above increases in selling, general and administrative expenses were partially offset by lower corporate costs of $6.6 million and a decline in advertising costs of $3.5 million.
Selling, general and administrative expenses as a percentage of total revenue increased to 35.8% during the three months ended July 2, 2016, compared to 31.8% for the three months ended June 27, 2015. The increase as a percentage of total revenue was primarily due to the increase in our retail store and corporate overhead costs (which included transaction costs related to the acquisition of the Greater China business) as a percentage of revenue during the three months ended July 2, 2016, as compared to the three months ended June 27, 2015.
Depreciation and Amortization
Depreciation and amortization increased $8.8 million, or 21.2%, to $50.4 million during the three months ended July 2, 2016, compared to $41.6 million for the three months ended June 27, 2015. Approximately $4.5 million of this increase was attributable to our newly acquired and consolidated businesses in Greater China, South Korea and Latin America, including expense related to fair value adjustments recognized during the three months ended July 2, 2016. The remainder of the increase in depreciation and amortization expense was primarily due to an increase in build-out of our new retail stores, new shop-in-shop locations, increase in lease rights related to our new European stores and investments in our corporate facilities and our information systems infrastructure to accommodate our growth. Depreciation and amortization increased to 5.1% as a percentage of total revenue during the three months ended July 2, 2016, compared to 4.2% for the three months ended June 27, 2015.
Income from Operations
As a result of the foregoing, income from operations declined $61.7 million, or 24.8%, to $186.9 million during the three months ended July 2, 2016, compared to $248.6 million for the three months ended June 27, 2015. Income from operations as a percentage of total revenue declined to 18.9% during the three months ended July 2, 2016, compared to 25.2% for the three months ended June 27, 2015.
The following table details income from operations for our three business segments (dollars in millions):

	Three Months Ended				% of Net Sales/ Revenue for the Three Months Ended
	July 2, 2016	June 27, 2015	$ Change	% Change	July 2, 2016	June 27, 2015
Income from operations:
Retail	$66.6	$120.9	$(54.3)	(44.9)%	11.8%	23.1%
Wholesale	105.0	106.3	(1.3)	(1.2)%	26.6%	25.1%
Licensing	15.3	21.4	(6.1)	(28.5)%	50.0%	55.4%
Income from operations	$186.9	$248.6	$(61.7)	(24.8)%	18.9%	25.2%

Retail
Income from operations for our retail segment decreased $54.3 million, or 44.9%, to $66.6 million during the three months ended July 2, 2016, compared to $120.9 million for the three months ended June 27, 2015. Income from operations as a percentage of net retail sales declined from 23.1% for the three months ended June 27, 2015 to 11.8% during the three months ended July 2, 2016. The decrease in retail income from operations as a percentage of net retail sales was primarily due to an increase in operating expenses as a percentage of net retail sales of approximately 650 basis points, as well as a 480 basis point decline in gross profit margin, as previously discussed above, during the three months ended July 2, 2016, as compared to the three months ended June 27, 2015. The increase in operating expenses as a percentage of net retail sales was largely attributable to increased retail store-related costs and higher depreciation expense primarily attributable to new store openings, as well higher corporate allocated expenses due to the inclusion of transaction costs of $11.3 million related to the acquisition of the Greater China business during the three months ended July 2, 2016.
Wholesale
Income from operations for our wholesale segment decreased $1.3 million, or 1.2%, to $105.0 million during the three months ended July 2, 2016, compared to $106.3 million for the three months ended June 27, 2015. Income from operations as a percentage of net wholesale sales increased approximately 150 basis points to 26.6% during the three months ended July 2, 2016. The increase in wholesale income from operations as a percentage of wholesale net sales was primarily due to a 210 basis point increase in our wholesale gross profit margin, as previously discussed, partially offset by higher operating expenses as a percentage of net wholesale sales of approximately 60 basis points. The increase in operating expenses as a percentage of net wholesale sales was primarily attributable to higher distribution costs, selling expenses and depreciation and amortization expenses, partially offset by lower corporate allocated expenses.
Licensing
Income from operations for our licensing segment declined $6.1 million, or 28.5%, to $15.3 million during the three months ended July 2, 2016, compared to $21.4 million for the three months ended June 27, 2015. Income from operations as a percentage of licensing revenue declined approximately 540 basis points to 50.0% during the three months ended July 2, 2016, which was primarily due to higher corporate allocated expenses, including increased costs related to protection of our intellectual property, increased selling costs and higher depreciation expenses, partially offset by lower advertising costs as a percentage of licensing revenue during the three months ended July 2, 2016, as compared to the three months ended June 27, 2015.
Interest Expense
Interest expense, net increased $0.2 million to $0.3 million during the three months ended July 2, 2016, compared to $0.1 million for the three months ended June 27, 2015, primarily due to higher interest expense on borrowings and lower interest income earned on our short-term investments (cash-equivalents) during the three months ended July 2, 2016, as compared to the three months ended June 27, 2015.
Foreign Currency Losses
We recognized foreign currency losses of $1.3 million during the three month periods ended July 2, 2016, which were primarily attributable to net losses on the revaluation and remeasurement of certain intercompany balances in Asia, which are denominated in currencies other than the functional currency of the related subsidiaries. The foreign currency losses of $0.7 million recorded during the three month periods ended June 27, 2015 were primarily attributable to net losses related to changes in the fair value of undesignated forward foreign currency exchange contracts, partially offset by net gains on revaluation and remeasurement of balances denominated in currencies other than the functional currency of the applicable reporting units.
Provision for Income Taxes
We recognized $39.3 million of income tax expense during the three months ended July 2, 2016, compared to $72.6 million for the three months ended June 27, 2015. Our effective tax rate for the three months ended July 2, 2016, was 21.2%, compared to 29.4% for the three months ended June 27, 2015. The decrease in our effective tax rate was primarily due to the favorable effect of global financing activities, an increase in taxable income in certain of our non-U.S. subsidiaries (predominantly European operations), which are subject to lower statutory income tax rates, and state tax benefits recognized during the three months ended July 2, 2016. Due to substantial international growth and expansion over the past several years, which we anticipate to continue in the future, we expect them to continue to favorably impact our consolidated effective tax rate and believe that it is most appropriate to reconcile our effective tax rate to the UK Statutory tax rate.

Our effective tax rate may fluctuate from time to time due to the effects of changes in U.S. state and local taxes and tax rates in foreign jurisdictions. In addition, factors such as the geographic mix of earnings, enacted tax legislation and the results of various global tax strategies, may also impact our effective tax rate in future periods.
Net Loss Attributable to Noncontrolling Interest
On June 28, 2015, we obtained a controlling interest in MK Panama and began to consolidate its financial results in our operations. During the three months ended July 2, 2016, we recorded a net loss attributable to the noncontrolling interest in MK Panama of $0.8 million. This loss represents the share of MK Panama's income that is not attributable to the Company.
Net Income Attributable to MKHL
As a result of the foregoing, our net income attributable to MKHL declined $27.3 million, or 15.7%, to $147.1 million during the three months ended July 2, 2016, compared to $174.4 million for the three months ended June 27, 2015.
Liquidity and Capital Resources
Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, along with borrowings available under our credit facilities (see below discussion regarding “Revolving Credit Facilities”) and available cash and cash equivalents. Our primary use of this liquidity is to fund our ongoing cash requirements, including working capital requirements, share repurchases, global retail store construction, expansion and renovation, expansion of our distribution and corporate facilities, construction and renovation of shop-in-shops, investment in information systems infrastructure and other corporate activities. We believe that the cash generated from our operations, together with borrowings available under our revolving credit facility and available cash and cash equivalents, will be sufficient to meet our working capital needs for the next 12 months, including investments made and expenses incurred in connection with our store growth plans, shop-in-shop growth, investments in corporate and distribution facilities, continued systems development, e-commerce and marketing initiatives. We spent $46.9 million on capital expenditures during the three months ended July 2, 2016, and expect to spend approximately $203 million on capital expenditures during the remainder of Fiscal 2017.
The following table sets forth key indicators of our liquidity and capital resources (in millions):

	As of
	July 2, 2016	April 2, 2016
Balance Sheet Data:
Cash and cash equivalents	$337.1	702.0
Working capital	554.2	1,234.3
Total assets	2,690.7	2,566.8

	Three Months Ended
	July 2, 2016	June 27, 2015
Cash Flows Provided By (Used In):
Operating activities	$322.5	$279.7
Investing activities	(527.7)	(114.3)
Financing activities	(156.2)	(337.9)
Effect of exchange rate changes	(3.5)	2.1
Net decrease in cash and cash equivalents	$(364.9)	$(170.4)
Cash Provided by Operating Activities
Cash provided by operating activities increased $42.8 million to $322.5 million during the three months ended July 2, 2016, as compared to $279.7 million for the three months ended June 27, 2015. The increase in cash flows from operating activities was primarily due to an increase related to changes in our working capital, primarily due to a favorable change in our inventory, improved cash collections, and the timing of cash payments. These increases were partially offset by a decline in our net income after non-cash adjustments.

Cash Used in Investing Activities
Net cash used in investing activities increased $413.4 million to $527.7 million during the three months ended July 2, 2016, as compared to $114.3 million during the three months ended June 27, 2015. The decrease in cash was primarily attributable to $480.6 million in cash paid, net of cash acquired, in connection with our acquisition of the previously licensed business in Greater China during the three months ended July 2, 2016, partially offset by lower capital expenditures of $59.1 million, primarily attributable to the timing of spending and lower corporate expenditures.
Cash Used in Financing Activities
Net cash used in financing activities decreased $181.7 million to $156.2 million during the three months ended July 2, 2016 from $337.9 million during the three months ended June 27, 2015, which was primarily attributable to $244.4 million in increased borrowings under our 2015 Credit Facility, net of debt repayments, partially offset by increased cash payments of $53.3 million to repurchase our ordinary shares, as well as an $9.4 million decline in proceeds from our share option arrangements.
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
The 2015 Credit Facility requires us to maintain a leverage ratio at the end of each fiscal quarter of no greater than 3.5 to 1. Such leverage ratio is calculated as the ratio of the sum of total indebtedness as of the date of the measurement plus 6.0 times the consolidated rent expense for the last four consecutive fiscal quarters, to Consolidated EBITDAR for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined as consolidated net income plus income tax expense, net interest expense, depreciation and amortization expense, consolidated rent expense and other non-cash charges, subject to certain deductions. The 2015 Credit Facility also includes covenants that limit additional indebtedness, guarantees, liens, acquisitions and other investments and cash dividends that are customary for financings of this type. As of July 2, 2016, the Company was in compliance with all covenants related to this agreement.
As of July 2, 2016, the Company had €218.0 million (approximately $242.8 million) in borrowings outstanding under the 2015 Credit Facility, which were recorded within short-term debt in its consolidated balance sheet as of July 2, 2016. In addition, stand-by letters of credit of $10.3 million were outstanding as of July 2, 2016. There were no borrowings outstanding under the 2015 Credit Facility as of April 2, 2016. At July 2, 2016, the amount available for future borrowings was $743.4 million.
Please refer to Note 9 in the Company's Fiscal 2016 Annual Report on Form 10-K for additional information about the Company's 2015 Credit Facility.

Hong Kong Credit Facility
Our subsidiary in Hong Kong, Michael Kors (HK) Limited, has an uncommitted credit facility ("HK Credit Facility") with HSBC (the "Bank"), which may be used to fund general working capital needs of Michael Kors (HK) Limited through November 30, 2016, subject to the Bank's discretion. The HK Credit Facility provides Michael Kors (HK) Limited with a revolving line of credit of up to 100.0 million Hong Kong Dollars (approximately $12.9 million), and may be used to support bank guarantees. In addition, this credit facility provides for a business card facility of up to 0.4 million Hong Kong Dollars (less than $0.1 million). Borrowings under the HK Credit Facility must be made in increments of at least 5.0 million Hong Kong Dollars and bear interest at the Hong Kong Interbank Offered Rate ("HIBOR") plus 150 basis points. As of July 2, 2016, borrowings outstanding under the HK Credit Facility were 45.0 million Hong Kong Dollars (approximately $5.8 million), which were recorded within short-term debt in our consolidated balance sheet as of July 2, 2016. In addition, as of July 2, 2016, bank guarantees supported by this facility were 8.8 million Hong Kong Dollars (approximately $1.1 million). At July 2, 2016, the amount available for future borrowings under the Hong Kong Credit Facility was 46.2 million Hong Kong Dollars (approximately $6.0 million).
Debt Obligations of MK Panama
Our consolidated balance sheet as of April 2, 2016 included $2.3 million in debt related to MK Panama, which was no longer outstanding as of July 2, 2016.
Share Repurchase Program
On May 25, 2016, our Board of Directors authorized a new $1.0 billion share repurchase program, which replaced the remaining balance of our previous share repurchase program authorized on October 30, 2014. During the three months ended July 2, 2016 and June 27, 2015, we repurchased 8,025,749 shares and 6,960,352 shares, respectively, at a cost of $400.0 million and $350.0 million, respectively, under our share-repurchase programs through open market transactions. As of July 2, 2016, the remaining availability under our new share repurchase program was $600.0 million.
We also have in place a “withhold to cover” repurchase program, which allows us to withhold ordinary shares from certain executive officers to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards. During the three month periods ended July 2, 2016 and June 27, 2015, we withheld 94,151 shares and 22,540 shares, respectively, at a cost of $4.4 million and $1.1 million, respectively, in satisfaction of minimum tax withholding obligations relating to the vesting of restricted share awards.
Contractual Obligations and Commercial Commitments
Please refer to the “Contractual Obligations and Commercial Commitments” disclosure within the "Liquidity and Capital Resources" section of our Fiscal 2016 Form 10-K for a detailed disclosure of our other contractual obligations and commitments as of April 2, 2016.
Off-Balance Sheet Arrangements
We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. In addition to the commitments in the above table, our off-balance sheet commitments relating to our outstanding letters of credit were $10.9 million at July 2, 2016, including $0.6 million in letters of credit issued outside of the 2015 Credit Facility. In addition, as of July 2, 2016, bank guarantees of approximately $1.1 million were supported by the Hong Kong Credit Facility. We do not have any other off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.
Recent Accounting Pronouncements
Please refer to Note 2 to the accompanying interim consolidated financial statements for recently issued accounting standards, which may have an impact on our financial statements and/or disclosures upon adoption.

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
We perform a sensitivity analysis on our forward currency contracts, both designated and not designated as hedges for accounting purposes, to determine the effects of fluctuations in foreign currency exchange rates. For this sensitivity analysis, we assume a hypothetical change in U.S. dollar against foreign exchange rates. Based on all foreign currency exchange contracts outstanding as of July 2, 2016, a 10% appreciation or devaluation of the U.S. dollar compared to the level of foreign currency exchange rates for currencies under contract as of July 2, 2016, would result in a net increase or decrease of approximately $20.5 million in the fair value of these contracts.
Interest Rate Risk
We are exposed to interest rate risk in relation to borrowings outstanding under our 2015 Credit Facility and our Hong Kong Credit Facility. Our 2015 Credit Facility carries interest rates that are tied to LIBOR and the prime rate, among other institutional lending rates (depending on the particular origination of borrowing), as further described in Note 8 to the accompanying consolidated financial statements. Our Hong Kong Credit Facility carries interest at a rate that is tied to the Hong Kong Interbank Offered Rate. Therefore, our statements of operations and cash flows are exposed to changes in those interest rates. At July 2, 2016, we had borrowings of $242.8 million outstanding under our 2015 Credit Facility and borrowings of approximately $5.8 million outstanding under our Hong Kong Credit Facility. These balances are not indicative of future balances that may be outstanding under our revolving credit facilities that may be subject to fluctuations in interest rates. Any increases in the applicable interest rate(s) would cause an increase to the interest expense relative to any outstanding balance at that date.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) as of July 2, 2016. This evaluation was performed based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), the 2013 Framework. Based on this assessment, our CEO and CFO concluded that our disclosure controls and procedures as of July 2, 2016 are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, other than described below, during the three months ended July 2, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Acquisition of Michael Kors (HK) Limited
On May 31, 2016, we acquired 100% of the stock of Michael Kors (HK) Limited and its subsidiaries, our former licensees in the Greater China Region, which includes China, Hong Kong, Macau and Taiwan (please refer to Note 3 to the accompanying financial statements for additional information). We are in the process of evaluating the internal controls of the acquired business and integrating it into our existing operations.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 2, 2016, as amended and supplemented by the risk factor set forth below, which could materially and adversely affect our business, financial condition or future results. These risks are not the only risks that we face. Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.
The following is an amended and restated version of a Risk Factor included in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended April 2, 2016:
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
In addition, on June 23, 2016, voters in the United Kingdom approved an advisory referendum to withdraw from the European Union (“Brexit”).  The Brexit vote and the perceptions as to the impact of the withdrawal of the United Kingdom from the European Union may adversely affect business activity, political stability and economic conditions in the United Kingdom, the European Union and elsewhere. Negotiations on withdrawal and post-exit arrangements likely will be complex and protracted, and there can be no assurance regarding the terms, timing or consummation of any such arrangements.  The proposed withdrawal could adversely affect the tax, currency, operational, legal and regulatory regimes to which our businesses in the region are subject. The withdrawal could also disrupt the free movement of goods, services and people between the United Kingdom and the European Union and significantly disrupt trade between the United Kingdom and the European Union and other parties. There can be no assurance that any or all of these events will not have a material adverse effect on our business, financial condition and operating results.

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
The following table provides information of the Company’s ordinary shares repurchased during the three months ended July 2, 2016:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximated Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
April 3-April 30	—	$—	—	$358,054,655
May 1-May 28	—	$—	—	$1,000,000,000
May 29-July 2	8,119,900	$49.81	8,025,749	$600,000,020
	8,119,900	$49.81	8,025,749
ITEM 6. EXHIBITS
a. Exhibits
Please refer to the accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 11, 2016.

MICHAEL KORS HOLDINGS LIMITED

By:	/s/ John D. Idol
Name:	John D. Idol
Title:	Chairman & Chief Executive Officer

By:	/s/ Joseph B. Parsons
Name:	Joseph B. Parsons
Title:	Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer

INDEX TO EXHIBITS

Exhibit No.	Description

2.1*
Share Purchase Agreement dated as of May 31, 2016, by and among Michael Kors (Europe) B.V., Michael Kors (HK) Limited, Michael Kors Far East Trading Limited and Sportswear Holdings Limited (included as Exhibit 2.1 to the Company's Current Report on Form 8-K, filed on June 1, 2016, and incorporated herein by reference).

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

101.1
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2016, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*
Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and similar attachments have been omitted. The Company hereby agrees to furnish a copy of any omitted schedule or attachment to the Securities and Exchange Commission upon request.