Form 10-Q
period 2016-10-01
Michael Kors Holdings Ltd
filed 2016-11-10
CIK 1530721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2016
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
As of November 3, 2016, Michael Kors Holdings Limited had 164,247,349 ordinary shares outstanding.

TABLE OF CONTENTS

		Page No.
	PART I FINANCIAL INFORMATION
Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets (unaudited) as of October 1, 2016 and April 2, 2016	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the three months and six months ended October 1, 2016 and September 26, 2015	4

	Condensed Consolidated Statements of Shareholders’ Equity (unaudited) for the six months ended October 1, 2016	5

	Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended October 1, 2016 and September 26, 2015	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	44

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 6.	Exhibits	45

Signatures		46

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	October 1, 2016	April 2, 2016
Assets
Current assets
Cash and cash equivalents	$186.4	$702.0
Receivables, net	288.0	307.9
Inventories	695.7	546.8
Prepaid expenses and other current assets	146.0	113.1
Total current assets	1,316.1	1,669.8
Property and equipment, net	801.0	758.2
Intangible assets, net	463.4	67.4
Goodwill	119.7	23.2
Deferred tax assets	19.0	24.5
Other assets	36.1	23.7
Total assets	$2,755.3	$2,566.8
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$179.7	$131.4
Accrued payroll and payroll related expenses	45.8	59.7
Accrued income taxes	45.5	51.6
Short-term debt	384.4	—
Accrued expenses and other current liabilities	176.9	192.8
Total current liabilities	832.3	435.5
Deferred rent	126.2	106.4
Deferred tax liabilities	88.6	3.5
Long-term debt	—	2.3
Other long-term liabilities	24.9	19.6
Total liabilities	1,072.0	567.3
Commitments and contingencies
Shareholders’ equity
Ordinary shares, no par value; 650,000,000 shares authorized; 209,020,770 shares issued and 164,233,915 outstanding at October 1, 2016; 208,084,175 shares issued and 176,441,891 outstanding at April 2, 2016	—	—
Treasury shares, at cost (44,786,855 shares at October 1, 2016 and 31,642,284 shares at April 2, 2016)	(2,304.8)	(1,650.1)
Additional paid-in capital	749.3	718.9
Accumulated other comprehensive loss	(79.8)	(80.9)
Retained earnings	3,315.8	3,007.8
Total shareholders’ equity of MKHL	1,680.5	1,995.7
Noncontrolling interest	2.8	3.8
Total equity	1,683.3	1,999.5
Total liabilities and shareholders’ equity	$2,755.3	$2,566.8
See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Net sales	$1,049.4	$1,086.8	$2,006.7	$2,034.1
Licensing revenue	38.8	43.2	69.4	81.9
Total revenue	1,088.2	1,130.0	2,076.1	2,116.0
Cost of goods sold	443.5	465.5	840.1	847.9
Gross profit	644.7	664.5	1,236.0	1,268.1
Selling, general and administrative expenses	379.7	345.3	733.7	658.7
Depreciation and amortization	56.4	46.1	106.8	87.7
Impairment of long-lived assets	4.9	—	4.9	—
Total operating expenses	441.0	391.4	845.4	746.4
Income from operations	203.7	273.1	390.6	521.7
Other (income) expense, net	(0.3)	0.1	(0.6)	0.9
Interest expense, net	1.4	0.4	1.7	0.5
Foreign currency loss	—	1.4	1.3	2.1
Income before provision for income taxes	202.6	271.2	388.2	518.2
Provision for income taxes	41.9	78.4	81.2	151.0
Net income	160.7	192.8	307.0	367.2
Less: Net loss attributable to noncontrolling interest	(0.2)	(0.3)	(1.0)	(0.3)
Net income attributable to MKHL	$160.9	$193.1	$308.0	$367.5

Weighted average ordinary shares outstanding:
Basic	166,695,631	188,857,398	170,427,101	192,917,209
Diluted	168,839,967	191,524,156	172,726,859	195,789,325
Net income per ordinary share attributable to MKHL:
Basic	$0.97	$1.02	$1.81	$1.90
Diluted	$0.95	$1.01	$1.78	$1.88

Statements of Comprehensive Income:
Net income	$160.7	$192.8	$307.0	$367.2
Foreign currency translation adjustments	(0.3)	(5.6)	(0.7)	4.2
Net gain (loss) on derivatives	(1.3)	(7.9)	1.8	(18.6)
Comprehensive income	159.1	179.3	308.1	352.8
Less: Net loss attributable to noncontrolling interest	(0.2)	(0.3)	(1.0)	(0.3)
Less: Other comprehensive income attributable to noncontrolling interest	(0.1)	—	—	—
Comprehensive income attributable to MKHL	$159.4	$179.6	$309.1	$353.1
See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions, except share data which is in thousands)
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity of MKHL	Non-controlling Interest	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at April 2, 2016	208,084	$—	$718.9	(31,642)	$(1,650.1)	$(80.9)	$3,007.8	$1,995.7	$3.8	$1,999.5
Net income (loss)	—	—	—	—	—	—	308.0	308.0	(1.0)	307.0
Other comprehensive income	—	—	—	—	—	1.1	—	1.1	—	1.1
Total comprehensive income (loss)	—	—	—	—	—	—	—	309.1	(1.0)	308.1
Vesting of restricted awards, net of forfeitures	454	—	—	—	—	—	—	—	—	—
Exercises of employee share options	483	—	6.2	—	—	—	—	6.2	—	6.2
Equity compensation expense		—	21.4	—	—	—	—	21.4	—	21.4
Tax benefits on exercise of share options	—	—	2.8	—	—	—	—	2.8	—	2.8
Purchase of treasury shares	—	—	—	(13,145)	(654.7)	—	—	(654.7)	—	(654.7)
Balance at October 1, 2016	209,021	$—	$749.3	(44,787)	$(2,304.8)	$(79.8)	$3,315.8	$1,680.5	$2.8	$1,683.3
See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	October 1, 2016	September 26, 2015
Cash flows from operating activities
Net income	$307.0	$367.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106.8	87.7
Equity compensation expense	21.4	25.9
Deferred income taxes	5.5	(0.9)
Amortization of deferred rent	2.1	1.7
Loss on disposal of fixed assets	0.8	1.5
Impairment of property and equipment	4.9	—
Amortization of deferred financing costs	0.4	0.4
Tax benefits on exercise of share options	(2.8)	(9.1)
Foreign currency losses	1.4	(0.7)
Loss on joint venture	—	0.9
Change in assets and liabilities:
Receivables, net	45.2	14.5
Inventories	(120.2)	(180.0)
Prepaid expenses and other current assets	(29.4)	2.5
Other assets	(4.0)	2.0
Accounts payable	38.3	58.7
Accrued expenses and other current liabilities	(47.4)	10.5
Other long-term liabilities	15.0	10.1
Net cash provided by operating activities	345.0	392.9
Cash flows from investing activities
Capital expenditures	(99.2)	(193.4)
Purchase of intangible assets	(5.7)	(9.3)
Cash paid for business acquisition, net of cash acquired	(480.6)	1.1
Equity method investments	—	(0.9)
Net cash used in investing activities	(585.5)	(202.5)
Cash flows from financing activities
Proceeds from debt borrowings	377.9	—
Repayments of debt borrowings	(2.2)	—
Repurchases of treasury shares	(654.7)	(751.1)
Exercises of employee share options	6.2	6.0
Tax benefits on exercise of share options	2.8	9.1
Other financing activities	—	—
Net cash used in financing activities	(270.0)	(736.0)
Effect of exchange rate changes on cash and cash equivalents	(5.1)	(1.8)
Net decrease in cash and cash equivalents	(515.6)	(547.4)
Beginning of period	702.0	978.9
End of period	$186.4	$431.5
Supplemental disclosures of cash flow information
Cash paid for interest	$1.7	$0.4
Cash paid for income taxes	$103.0	$133.7
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$31.7	$28.2
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
The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements as of October 1, 2016 and for the three and six months ended October 1, 2016 and September 26, 2015 are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with U.S. GAAP. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended April 2, 2016, as filed with the Securities and Exchange Commission on June 1, 2016, in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full fiscal year.
On May 31, 2016, the Company acquired 100% of the stock of its previously licensed business in the Greater China region, Michael Kors (HK) Limited and Subsidiaries ("MKHKL"), which has operations in China, Hong Kong, Macau and Taiwan. As a result, the Company began consolidating MKHKL into its operations beginning on June 1, 2016. See Note 3 for additional information.
The Company utilizes a 52 to 53 week fiscal year ending on the Saturday closest to March 31. As such, the term “Fiscal Year” or “Fiscal” refers to the 52-week or 53-week period, ending on that day. The results for the three and six months ended October 1, 2016 and September 26, 2015, are based on 13-week and 26-week periods, respectively.
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

Derivative Financial Instruments
The Company uses forward foreign currency exchange contracts to manage its exposure to fluctuations in foreign currency for certain transactions. The Company, in its normal course of business, enters into transactions with foreign suppliers and seeks to minimize risks related to these transactions. The Company employs these forward foreign currency exchange contracts to hedge the Company’s cash flows, as they relate to foreign currency transactions. Certain of these contracts are designated as hedges for accounting purposes, while others remain undesignated. All of the Company’s derivative instruments are recorded in the Company’s consolidated balance sheets at fair value on a gross basis, regardless of their hedge designation.
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

The components of the calculation of basic net income per ordinary share and diluted net income per ordinary share are as follows (in millions, except share and per share data):

	Three Months Ended		Six Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Numerator:
Net income attributable to MKHL	$160.9	$193.1	$308.0	$367.5
Denominator:
Basic weighted average shares	166,695,631	188,857,398	170,427,101	192,917,209
Weighted average dilutive share equivalents:
Share options, restricted shares/units, and performance restricted share units	2,144,336	2,666,758	2,299,758	2,872,116
Diluted weighted average shares	168,839,967	191,524,156	172,726,859	195,789,325

Basic net income per share	$0.97	$1.02	$1.81	$1.90
Diluted net income per share	$0.95	$1.01	$1.78	$1.88
During the three and six months ended October 1, 2016, share equivalents of 2,000,778 shares and 2,049,980 shares, respectively, have been excluded from the above calculations due to their anti-dilutive effect. Share equivalents of 3,058,665 shares and 4,870,045 shares, respectively, have been excluded from the above calculations during the three and six months ended September 26, 2015.
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
In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires that a performance target under stock-based compensation arrangements that could be achieved after the service period is treated as a performance condition and not reflected in the grant-date fair value of the award. Rather, the related compensation cost should be recognized when it becomes probable that the performance targets will be achieved. ASU 2014-12 is effective beginning with the Company’s fiscal year 2018, with early adoption and retrospective application permitted. The Company adopted ASU 2014-12 during the first quarter of Fiscal 2017, which did not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements
We have considered all new accounting pronouncements and, other than the recent pronouncements discussed below, and have concluded that there are no new pronouncements that have a material impact on our results of operations, financial condition or cash flows based on current information.
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
The FASB has issued several additional ASUs to provide implementation guidance on ASU No. 2014-09, including ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)" issued in March 2016 and ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing" issued in April 2016 and ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients" issued in May 2016. The Company will consider this guidance in evaluating the impact of ASU 2014-09.
Lease Accounting
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which requires lessees to recognize a lease liability and a right-to-use asset on the balance sheet for all leases, except certain short-term leases. ASU 2016-02 is effective beginning with the Company's fiscal year 2020, with early adoption permitted, and must be implemented using a modified retrospective approach for all leases existing at, or entered into after the beginning of the earliest comparative period that is presented in the financial statements. The Company is currently evaluating the impact of ASU 2016-02 on its consolidated financial statements but expects that the adoption of this standard will result in a significant increase in assets and liabilities on its consolidated balance sheets.
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

May 31, 2016
Cash and cash equivalents	$19.4
Accounts receivable	22.3
Inventory	36.1
Other current assets	5.5
Current assets	83.3
Property and equipment	46.6
Goodwill	96.5
Reacquired rights	400.4
Favorable lease assets	1.8
Customer relationships	0.7
Deferred tax assets	7.8
Other assets	6.6
Total assets acquired	$643.7

Accounts payable	$8.9
Short-term debt	5.8
Other current liabilities	27.8
Current liabilities	42.5
Unfavorable lease liabilities	4.8
Deferred tax liabilities	92.3
Other liabilities	4.1
Total liabilities assumed	$143.7

Fair value of net assets acquired	$500.0

Fair value of acquisition consideration	$500.0
The purchase price was allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition, with the $96.5 million difference between the purchase price over the net identifiable tangible and intangible assets acquired allocated to goodwill, which is not deductible for tax purposes. As part of this acquisition, the Company reacquired the rights to use its trademarks and to import, sell, advertise and promote certain of its products in the licensed territories, which were previously granted to its licensees in the Greater China region. As such, the Company recognized reacquired rights as a separate intangible asset from goodwill, which will be amortized through March 31, 2041, the original expiration date of its license agreement in the Greater China region. In addition, the Company recognized customer relationship intangible assets associated with wholesale customers, which will be amortized over ten years. The favorable lease assets and unfavorable lease liabilities have been separately recorded in the Company's financial statements and are recognized as rent expense and a reduction in rent expense, respectively, over the remaining term of the related lease agreements.

MKHKL's results of operations have been included in our consolidated financial statements beginning on June 1, 2016. MKHKL contributed total revenue of $51.4 million and net loss of $3.8 million during the three months ended October 1, 2016, and total revenue of $72.0 million and net loss of $6.0 million for the period from the date of acquisition through October 1, 2016 (after amortization of non-cash valuation adjustments and integration costs).
The following table summarizes the unaudited pro-forma consolidated results of operations for the three and six months ended October 1, 2016 and September 26, 2015 as if the acquisition had occurred on March 29, 2015, the beginning of Fiscal 2016 (in millions):

	Three Months Ended		Six Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Pro-forma total revenue	$1,088.2	$1,155.9	$2,102.5	$2,171.3
Pro-forma net income	157.8	189.4	313.0	363.0
Pro-forma net income per ordinary share attributable to MKHL:
Basic	$0.95	$1.00	1.84	1.88
Diluted	$0.93	$0.99	1.81	1.85
The unaudited pro-forma consolidated results above are based on the historical financial statements of the Company and MKHKL and are not necessarily indicative of the results of operations that would have been achieved if the acquisition was completed at the beginning of Fiscal 2016 and are not indicative of the future operating results of the combined company. The pro-forma consolidated results of operations reflect the elimination of intercompany transactions and include the effects of purchase accounting adjustments, including amortization charges related to the finite-lived intangible assets acquired (reacquired rights and customer relationships), fair value adjustments relating to leases, fixed assets and inventory, and the related tax effects assuming that the business combination occurred on March 29, 2015. The pro-forma consolidated results of operations for the three months and six months ended October 1, 2016 also reflect the elimination of transaction costs of approximately $11.3 million, which have been recorded within selling, general and administrative expenses in the Company's consolidated statements of operations and comprehensive income for the six months ended October 1, 2016.
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

4. Receivables, net
Receivables, net consist of (in millions):

	October 1, 2016	April 2, 2016
Trade receivables:
Credit risk insured/factored	$316.2	$353.7
Credit risk retained by Company	63.5	61.8
Receivables due from licensees	20.8	9.5
	400.5	425.0
Less: allowances	(112.5)	(117.1)
	$288.0	$307.9
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
The Company has assumed responsibility for most of the previously factored accounts receivable balances, but a large percentage of its trade receivables as of October 1, 2016 and April 2, 2016 are insured. The Company's allowance for doubtful accounts is determined through analysis of periodic aging of receivables that are not covered by insurance and assessments of collectability based on an evaluation of historic and anticipated trends, the financial conditions of the Company’s customers and the impact of general economic conditions. The past due status of a receivable is based on its contractual terms. Amounts deemed uncollectible are written off against the allowance when it is probable the amounts will not be recovered. Allowance for doubtful accounts as of October 1, 2016 and April 2, 2016 was $1.6 million and $0.7 million, respectively.
5. Property and Equipment, net
Property and equipment, net consist of (in millions):

	October 1, 2016	April 2, 2016
Leasehold improvements	$479.3	$414.6
In-store shops	250.7	242.9
Furniture and fixtures	231.9	212.7
Computer equipment and software	211.1	167.9
Equipment	100.5	79.1
Building	42.2	—
Land	14.8	15.1
	1,330.5	1,132.3
Less: accumulated depreciation and amortization	(585.1)	(490.9)
	745.4	641.4
Construction-in-progress	55.6	116.8
	$801.0	$758.2
Depreciation and amortization of property and equipment for the three and six months ended October 1, 2016 was $50.2 million and $97.1 million, respectively. Depreciation and amortization of property for the three and six months ended September 26, 2015 was $43.9 million and $83.6 million, respectively. During the three months ended October 1, 2016, the Company recorded fixed asset impairment charges of $4.9 million, which were related to 10 retail locations still in operation.

6. Intangible Assets and Goodwill
The following table details the carrying values of the Company's intangible assets that are subject to amortization (in millions):

	October 1, 2016			April 2, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Reacquired rights	$400.3	$5.4	$394.9	$—	$—	$—
Lease rights	77.7	21.0	56.7	73.3	17.8	55.5
Trademarks	23.0	15.7	7.3	23.0	15.1	7.9
Customer relationships	5.1	0.6	4.5	4.2	0.2	4.0
	$506.1	$42.7	$463.4	$100.5	$33.1	$67.4
Reacquired rights relate to the Company's reacquisition of the rights to use its trademarks and to import, sell, advertise and promote certain of its products in the previously licensed territories in the Greater China region and are being amortized through March 31, 2041, the expiration date of the related license agreement. Lease rights are amortized over the respective terms of the underlying lease, including highly probable renewal periods. Trademarks relate to the Company’s brand name and are amortized over twenty years. Customer relationships are amortized over five to ten years. Amortization expense for the three months ended October 1, 2016 and September 26, 2015 was $6.2 million and $2.2 million, respectively, and was $9.7 million and $4.1 million, respectively, for the six months ended October 1, 2016 and September 26, 2015, respectively.
Estimated amortization expense for each of the next five years is as follows (in millions):

Remainder of Fiscal 2017	$12.5
Fiscal 2018	25.0
Fiscal 2019	25.0
Fiscal 2020	25.0
Fiscal 2021	24.7
Thereafter	351.2
$463.4
The following table details the changes in goodwill for each of the Company's reportable segments (in millions):

	Retail	Wholesale	Licensing	Total
Balance at April 2, 2016	$8.0	$13.3	$1.9	$23.2
Acquisition of MKHKL	83.9	12.6	—	96.5
Balance at October 1, 2016	$91.9	$25.9	$1.9	$119.7
Goodwill is not amortized but will be evaluated for impairment in the fourth quarter of Fiscal 2017, or whenever impairment indicators exist. There were no impairment charges recorded for any of the Company's intangible assets during the fiscal periods presented.

7. Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in millions):

	October 1, 2016	April 2, 2016
Accrued capital expenditures	$31.1	$33.6
Other taxes payable	36.5	38.2
Accrued rent	29.6	30.5
Gift cards and retail store credits	12.6	13.1
Accrued advertising	12.3	5.2
Professional services	7.7	7.0
Advance royalties	5.6	30.2
Unrealized loss on forward foreign currency exchange contracts	2.4	5.5
Other	39.1	29.5
	$176.9	$192.8
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
The 2015 Credit Facility requires the Company to maintain a leverage ratio at the end of each fiscal quarter of no greater than 3.5 to 1. Such leverage ratio is calculated as the ratio of the sum of total indebtedness as of the date of the measurement plus 6.0 times the consolidated rent expense for the last four consecutive fiscal quarters, to Consolidated EBITDAR for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined as consolidated net income plus income tax expense, net interest expense, depreciation and amortization expense, consolidated rent expense and other non-cash charges, subject to certain deductions. The 2015 Credit Facility also includes covenants that limit additional indebtedness, guarantees, liens, acquisitions and other investments and cash dividends that are customary for financings of this type. As of October 1, 2016, the Company was in compliance with all covenants related to this agreement.
As of October 1, 2016, the Company had €337.0 million (approximately $378.6 million) in borrowings outstanding under the 2015 Credit Facility, which were recorded within short-term debt in its consolidated balance sheet as of October 1, 2016. In addition, stand-by letters of credit of $10.3 million were outstanding as of October 1, 2016. There were no borrowings outstanding under the 2015 Credit Facility as of April 2, 2016. At October 1, 2016, the amount available for future borrowings was $609.9 million. Please refer to Note 9 in the Company's Fiscal 2016 Annual Report on Form 10-K for additional information about the Company's 2015 Credit Facility.

Hong Kong Credit Facility
The Company's subsidiary in Hong Kong, Michael Kors (HK) Limited, has an uncommitted credit facility ("HK Credit Facility") with HSBC (the "Bank"), which may be used to fund general working capital needs of Michael Kors (HK) Limited through November 30, 2016, subject to the Bank's discretion. The HK Credit Facility provides Michael Kors (HK) Limited with a revolving line of credit of up to 100.0 million Hong Kong Dollars (approximately $12.9 million), and may be used to support bank guarantees. In addition, this credit facility provides for a business card facility of up to 0.4 million Hong Kong Dollars (less than $0.1 million). Borrowings under the HK Credit Facility must be made in increments of at least 5.0 million Hong Kong Dollars and bear interest at the Hong Kong Interbank Offered Rate ("HIBOR") plus 150 basis points. As of October 1, 2016, borrowings outstanding under the HK Credit Facility were 45.0 million Hong Kong Dollars (approximately $5.8 million), which were recorded within short-term debt in the Company's consolidated balance sheet as of October 1, 2016. In addition, as of October 1, 2016, bank guarantees supported by this facility were 8.8 million Hong Kong Dollars (approximately $1.1 million). At October 1, 2016, the amount available for future borrowings under the Hong Kong Credit Facility was 46.2 million Hong Kong Dollars (approximately $6.0 million).
Debt Obligations of MK Panama
The Company's consolidated balance sheet as of April 2, 2016 included $2.3 million in debt related to MK Panama, which was no longer outstanding as of October 1, 2016.
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
Level 2 – Valuations based on quoted inputs other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly through corroboration with observable market data for similar assets and liabilities.
Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
At October 1, 2016 and April 2, 2016, the fair values of the Company’s forward foreign currency exchange contracts, the Company’s only derivative instruments, were determined using broker quotations, which were calculations derived from observable market information: the applicable currency rates at the balance sheet date and those forward rates particular to the contract at inception. The Company makes no adjustments to these broker obtained quotes or prices but assesses the credit risk of the counterparty and would adjust the provided valuations for counterparty credit risk when appropriate. The fair values of the forward contracts are included in prepaid expenses and other current assets, and in accrued expenses and other current liabilities in the consolidated balance sheets, depending on whether they represent assets or liabilities to the Company.

All contracts are measured and recorded at fair value on a recurring basis and are categorized in Level 2 of the fair value hierarchy, as shown in the following table (in millions):

	Fair value at October 1, 2016 using:			Fair value at April 2, 2016 using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Forward foreign currency exchange contracts - assets	$—	$0.5	$—	$—	$0.1	$—
Forward foreign currency exchange contracts - liabilities	$—	$2.4	$—	$—	$5.5	$—
The Company’s cash and cash equivalents, accounts receivable and accounts payable, are recorded at carrying value, which approximates fair value. Borrowings under revolving credit agreements are recorded at carrying value, which approximates fair value due to the short-term nature of such borrowings.
Non-Financial Assets and Liabilities
The Company's non-financial assets include goodwill, intangible assets and property and equipment. Such assets are reported at their carrying values and are not subject to recurring fair value measurements. The Company's goodwill is assessed for impairment at least annually during the fourth quarter of each fiscal year, while its other long-lived assets, including fixed assets and finite-lived intangible assets, are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. During the three months ended October 1, 2016, the Company recorded impairment charges of $4.9 million to impair retail store fixed assets with a book value of $5.4 million and a fair value of $0.5 million (see Note 5 for additional information). The fair values of these assets were determined based on Level 3 measurements, based on the Company's best estimates of the amount and timing of the related stores' future discounted cash flows, based on historical experience and current market conditions.
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
The following table details the fair value of the Company’s derivative contracts, which are recorded on a gross basis in the consolidated balance sheets as of October 1, 2016 and April 2, 2016 (in millions):

			Fair Values
	Notional Amounts		Current Assets (1)		Current Liabilities (2)
	October 1, 2016	April 2, 2016	October 1, 2016	April 2, 2016	October 1, 2016	April 2, 2016
Designated forward foreign currency exchange contracts	$173.5	$174.1	$0.5	$0.1	$2.4	$5.1
Undesignated forward foreign currency exchange contracts	—	30.0	—	—	—	0.4
Total	$173.5	$204.1	$0.5	$0.1	$2.4	$5.5

(1)	Recorded within prepaid expenses and other current assets in the Company’s consolidated balance sheets.

(2)	Recorded within accrued expenses and other current liabilities in the Company’s consolidated balance sheets.

Changes in the fair value of the effective portion of the Company’s forward foreign currency exchange contracts that are designated as accounting hedges are recorded in equity as a component of accumulated other comprehensive income, and are reclassified from accumulated other comprehensive income into earnings when the items underlying the hedged transactions are recognized into earnings, as a component of cost of sales within the Company’s consolidated statements of operations. The following tables summarize the impact of the effective portion of gains and losses of the forward contracts designated as hedges for the three and six months ended October 1, 2016 and September 26, 2015 (in millions):

	Three Months Ended
	October 1, 2016		September 26, 2015
	Pre-Tax Loss Recognized in OCI (Effective Portion)	Pre-Tax Gain Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax Loss Recognized in OCI (Effective Portion)	Pre-Tax Gain Reclassified from Accumulated OCI into Earnings (Effective Portion)
Forward foreign currency exchange contracts	$(1.2)	$0.3	$(6.6)	$2.4

	Six Months Ended
	October 1, 2016		September 26, 2015
	Pre-Tax Gain Recognized in OCI (Effective Portion)	Pre-Tax Gain Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax Loss Recognized in OCI (Effective Portion)	Pre-Tax Gain Reclassified from Accumulated OCI into Earnings (Effective Portion)
Forward foreign currency exchange contracts	$2.1	$0.2	$(18.3)	$2.4
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
During the three and six months ended October 1, 2016, the Company recognized gains of $0.1 million and $0.3 million, respectively, related to changes in the fair value of undesignated forward currency exchange contracts within foreign currency gains (losses) in the Company’s consolidated statement of operations. During the three and six months ended September 26, 2015, the Company recognized losses related to changes in the fair value of undesignated forward foreign currency exchange contracts of $0.4 million and $1.4 million, respectively.
12. Shareholders’ Equity
Share Repurchase Program
On May 25, 2016, the Company's Board of Directors authorized a $1.0 billion share repurchase program, which replaced the remaining balance of the previous share repurchase program authorized on October 30, 2014. During the six months ended October 1, 2016 and September 26, 2015, the Company repurchased 13,044,832 shares and 16,384,737 shares, respectively, at a cost of $650.0 million and $750.0 million, respectively, under its share-repurchase programs through open market transactions. As of October 1, 2016, the remaining availability under the Company’s new share repurchase program was $350.0 million.
The Company also has in place a “withhold to cover” repurchase program, which allows the Company to withhold ordinary shares from certain executive officers to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards. During the six month periods ended October 1, 2016 and September 26, 2015, the Company withheld 99,739 shares and 22,540 shares, respectively, at a cost of $4.7 million and $1.1 million, respectively, in satisfaction of minimum tax withholding obligations relating to the vesting of restricted share awards.

13. Accumulated Other Comprehensive Income
The following table details changes in the components of accumulated other comprehensive income, net of taxes for the six months ended October 1, 2016 and September 26, 2015, respectively (in millions):

	Foreign Currency Translation (Losses) Gains	Net Gains (Losses) on Derivatives (1)	Total Accumulated Other Comprehensive (Loss) Income
Balance at March 28, 2015	$(96.1)	$29.3	$(66.8)
Other comprehensive income (loss) before reclassifications	4.3	(16.4)	(12.1)
Less: net gains reclassified from AOCI to earnings	—	2.2	2.2
Other comprehensive income (loss), net of tax	4.3	(18.6)	(14.3)
Balance at September 26, 2015	$(91.8)	$10.7	$(81.1)

Balance at April 2, 2016	$(77.6)	$(3.2)	$(80.8)
Other comprehensive (loss) income before reclassifications	(0.7)	1.9	1.2
Less: net gains reclassified from AOCI to earnings	—	0.1	0.1
Other comprehensive (loss) income, net of tax	(0.7)	1.8	1.1
Balance at October 1, 2016	$(78.3)	$(1.4)	$(79.7)
Less: other comprehensive income attributable to noncontrolling interest	0.1	—	0.1
Other comprehensive loss attributable to MKHL at October 1, 2016	$(78.4)	$(1.4)	$(79.8)
_________________________

(1)
Reclassified amounts relate to the Company’s forward foreign currency exchange contracts for inventory purchases and are recorded within cost of goods sold in the Company’s consolidated statements of operations. All tax effects were not material for the periods presented.

14. Share-Based Compensation
The Company issues equity grants to certain employees and directors of the Company at the discretion of the Company’s Compensation and Talent Committee. The Company has two equity plans, one adopted in Fiscal 2008, the Michael Kors (USA), Inc. Stock Option Plan (as amended and restated, the “2008 Plan”), and the other adopted in the third fiscal quarter of Fiscal 2012 and amended and restated with shareholder approval in May 2015, the Michael Kors Holdings Limited Amended and Restated Omnibus Incentive Plan (the “Incentive Plan”). The 2008 Plan only provided for grants of share options and was authorized to issue up to 23,980,823 ordinary shares. As of October 1, 2016, there were no shares available to grant equity awards under the 2008 Plan. The Incentive Plan allows for grants of share options, restricted shares and restricted share units, and other equity awards, and authorizes a total issuance of up to 15,246,000 ordinary shares. At October 1, 2016, there were 8,400,234 ordinary shares available for future grants of equity awards under the Incentive Plan. Option grants issued from the 2008 Plan generally expire ten years from the date of the grant, and those issued under the Incentive Plan generally expire seven years from the date of the grant.

Share Options
Share options are generally exercisable at no less than the fair market value on the date of grant. The Company has issued two types of option grants, those that vest based on the attainment of a performance target and those that vest based on the passage of time. Under the 2008 Plan, performance-based share options may vest based upon the attainment of one of two performance measures. One performance measure is an individual performance target, which is based upon certain performance targets unique to the individual grantee, and the other measure is a company-wide performance target, which is based on a cumulative minimum growth requirement in consolidated net equity. The individual performance target vests 20% of the total option grant each year the target is satisfied. The individual has ten years in which to achieve five individual performance vesting tranches. The company-wide performance target must be achieved over the ten-year term. Performance is measured at the end of the term, and any unvested options vest if the target is achieved. The Company-wide performance target is established at the time of the grant. The target metrics underlying individual performance vesting requirements are established for each recipient each year up until such time as the grant is fully vested. Under the Incentive Plan, options subject to time-based vesting requirements become vested in four equal increments on each of the first, second, third and fourth anniversaries of the date on which such options were awarded.

The following table summarizes the share option activity during the six months ended October 1, 2016:

	Number of Options	Weighted Average Exercise Price
Outstanding at April 2, 2016	5,820,413	$28.41
Granted	177,666	$49.88
Exercised	(483,260)	$12.89
Canceled/forfeited	(147,769)	$73.57
Outstanding at October 1, 2016	5,367,050	$29.28
The weighted average grant date fair value for options granted during the six months ended October 1, 2016 and September 26, 2015 was $13.79 and $14.36 respectively.
The following table represents assumptions used to estimate the fair value of options:

	Six Months Ended
	October 1 2016	September 26 2015
Expected dividend yield	0.0%	0.0%
Volatility factor	30.1%	31.1%
Weighted average risk-free interest rate	1.1%	1.6%
Expected life of option	4.75 years	4.75 years
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
The following table summarizes restricted share activity during the six months ended October 1, 2016:

	Restricted Shares
	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at April 2, 2016	390,229	$82.38
Granted	—	$—
Vested	(131,672)	$80.00
Canceled/forfeited	(38,466)	$83.06
Unvested at October 1, 2016	220,091	$83.69

The following table summarizes the RSU activity during the six months ended October 1, 2016:

	Service-based		Performance-based
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Unvested at April 2, 2016	1,071,058	$47.13	579,774	$61.84
Granted	768,336	$50.24	98,237	$49.88
Achievement of performance condition	—	$—	80,093	$62.24
Vested	(251,630)	$47.10	(240,278)	$62.24
Canceled/forfeited	(103,761)	$45.97	(23,427)	$74.28
Unvested at October 1, 2016	1,484,003	$48.83	494,399	$58.75
Share-Based Compensation Expense
The following table summarizes compensation expense attributable to share-based compensation for the three and six months ended October 1, 2016 and September 26, 2015 (in millions):

	Three Months Ended		Six Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Share-based compensation expense	$11.6	$13.4	$21.4	$25.9
Tax benefits related to share-based compensation expense	$3.8	$4.4	$7.5	$8.8
Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate to date. The estimated value of future forfeitures for equity grants as of October 1, 2016 is approximately $3.3 million.
15. Income Taxes
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

	Three Months Ended		Six Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
U.K. statutory tax rate	20.0%	20.0%	20.0%	20.0%
Effect of operations in non-U.K. jurisdictions	7.6%	8.6%	7.4%	8.5%
Global financing activities	(10.0)%	(2.4)%	(9.6)%	(2.2)%
State and local income taxes, net of federal benefit	1.1%	1.4%	1.1%	1.8%
Other	2.0%	1.3%	2.0%	1.0%
Effective tax rate	20.7%	28.9%	20.9%	29.1%

16. Segment Information
The Company operates its business through three operating segments—Retail, Wholesale and Licensing—which are based on its business activities and organization. The operating segments are segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by the Company's chief operating decision maker in deciding how to allocate resources, as well as in assessing performance. The primary key performance indicators are net sales or revenue (in the case of Licensing) and operating income for each segment. The Company’s reportable segments represent channels of distribution that offer similar merchandise, customer experience and sales/marketing strategies. The Company’s Retail segment includes sales through the Company owned stores, including “Collection,” “Lifestyle” including “concessions,” and outlet stores located throughout the Americas (U.S., Canada and Latin America), Europe, and Asia, as well as the Company’s e-commerce sales. Products sold through the Retail segment include women’s apparel, accessories (which include handbags and small leather goods such as wallets), men's apparel, footwear and licensed products, such as watches, jewelry, fragrances and beauty, and eyewear. The Wholesale segment includes sales primarily to major department stores and specialty shops throughout the Americas, Europe and Asia. Products sold through the Wholesale segment include accessories (which include handbags and small leather goods such as wallets), footwear and women’s and men’s apparel. We also have wholesale arrangements pursuant to which we sell products to certain of our licensees, including our licensees in Asia. The Licensing segment includes royalties earned on licensed products and use of the Company’s trademarks, and rights granted to third parties for the right to sell the Company’s products in certain geographic regions such as the Middle East, Eastern Europe, certain parts of Asia and Australia. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. Corporate overhead expenses are allocated to the segments based upon specific usage or other allocation methods.
The Company has allocated $25.9 million, $91.9 million and $1.9 million of its recorded $119.7 million goodwill as of October 1, 2016 to its Wholesale, Retail and Licensing segments, respectively. Please refer to Note 3 and Note 6 for goodwill recorded upon the Company's acquisition of MKHKL on May 31, 2016. As of April 2, 2016, the Company's goodwill balance of $23.2 million was allocated $13.3 million, $8.0 million and $1.9 million to the Company's Wholesale, Retail and Licensing segments, respectively. The Company does not have identifiable assets separated by segment.
The following table presents the key performance information of the Company’s reportable segments (in millions):

	Three Months Ended		Six Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Revenue:
Net sales: Retail	$597.2	$532.8	$1,160.1	$1,056.1
Wholesale	452.2	554.0	846.6	978.0
Licensing	38.8	43.2	69.4	81.9
Total revenue	$1,088.2	$1,130.0	$2,076.1	$2,116.0

Income from operations:
Retail	$69.6	$99.9	$136.2	$220.8
Wholesale	122.0	156.9	227.0	263.2
Licensing	12.1	16.3	27.4	37.7
Income from operations	$203.7	$273.1	$390.6	$521.7
Depreciation and amortization expense for each segment are as follows (in millions):

	Three Months Ended		Six Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Depreciation and amortization:
Retail	$40.5	$28.4	$74.5	$53.5
Wholesale	15.3	17.4	31.2	33.5
Licensing	0.6	0.3	1.1	0.7
Total depreciation and amortization	$56.4	$46.1	$106.8	$87.7

Total revenue (as recognized based on country of origin), and long-lived assets by geographic location of the consolidated Company are as follows (in millions):

	Three Months Ended		Six Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Revenue:
The Americas (U.S., Canada and L. America)(1)	$745.1	$838.2	$1,435.9	$1,565.5
Europe	248.0	243.4	472.0	460.2
Asia	95.1	48.4	168.2	90.3
Total revenue	$1,088.2	$1,130.0	$2,076.1	$2,116.0

	As of
	October 1, 2016	April 2, 2016
Long-lived assets:
The Americas (U.S., Canada and Latin America)(1)	$485.5	$507.7
Europe	297.6	284.2
Asia	481.3	33.7
Total Long-lived assets	$1,264.4	$825.6

(1)
Net revenues earned in the U.S. were $693.7 million and $1.335 billion, respectively, during the three and six months ended October 1, 2016, and were $786.5 million and $1.471 billion, respectively for the three and six months ended September 26, 2015. Long-lived assets located in the U.S. as of October 1, 2016 and April 2, 2016 were $451.4 million and $472.2 million, respectively.

17. Related Party Transactions
The Company’s Chief Creative Officer, Michael Kors, and the Company’s Chief Executive Officer, John Idol, and certain of the Company’s former shareholders, including Sportswear Holdings Limited, jointly owned Michael Kors Far East Holdings Limited, a BVI company, prior to the Company's acquisition of MKHKL on May 31, 2016, which eliminated their ownership interests. On April 1, 2011, the Company entered into certain licensing agreements with certain subsidiaries of Michael Kors Far East Holdings Limited, including MKHKL, (the “Licensees”), which provided the Licensees with certain exclusive rights for use of the Company’s trademarks within China, Hong Kong, Macau and Taiwan, and to import, sell, advertise and promote certain of the Company’s products in these regions, as well as to own and operate stores bearing the Company’s tradenames. The agreements between the Company and the Licensees were scheduled to expire on March 31, 2041, and could be terminated by the Company at certain intervals if certain minimum sales benchmarks were not met. Royalties earned under these agreements were approximately $1.2 million during the two months ended May 31, 2016 preceding the acquisition, and $1.6 million and $3.3 million, respectively, during the three months and six months ended September 26, 2015. These royalties were driven by Licensee sales (of the Company’s goods) to their customers of approximately $28.9 million during the two months ended May 31, 2016 preceding the acquisition, and approximately $36.6 million and $74.9 million, respectively, during the three months and six months ended September 26, 2015. In addition, the Company sold certain inventory items to the Licensees through its wholesale segment at terms consistent with those of similar licensees in the region. During the two-month period ended May 31, 2016 preceding the acquisition, amounts recognized as net sales in the Company’s consolidated statements of operations and comprehensive income related to these sales were approximately $7.9 million. During the three months and six months ended September 26, 2015, amounts recognized as net sales were approximately $14.0 million and $30.0 million, respectively. As of April 2, 2016, the Company’s total accounts receivable from this related party were $16.1 million. Please refer to Note 3 for information relating to the Company's acquisition of MKHKL on May 31, 2016.
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
A former executive officer of our Company shares a household with an employee of one of our suppliers of fixtures for our shop-in-shops, retail stores and showrooms, and therefore, such employee may be deemed to be an immediate family member of the former executive officer for purposes of federal securities laws. During the six months ended October 1, 2016 and September 26, 2015, purchases from this supplier reflected in the Company's consolidated financial statements were $0.6 million and $1.8 million, respectively. Accounts payable to this supplier were $0.3 million as of October 1, 2016 and immaterial as of April 2, 2016.

18. Non-cash Investing Activities
Significant non-cash investing activities during the six months ended September 26, 2015 included $15.5 million of non-cash consideration comprised of liabilities owed to the Company, which were converted into additional equity interest in MK Panama. Significant non-cash investing activities also included the non-cash allocations of the fair values of the net assets acquired in connection with the Company obtaining controlling interest in MK Panama during the second quarter of Fiscal 2016 and in connection with its acquisition of the Greater China business during the first quarter of Fiscal 2017. See Note 3 for additional information.
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
We operate our business in three segments—retail, wholesale and licensing—and we have a strategically controlled global distribution network focused on company-operated retail stores, leading department stores, specialty stores and select licensing partners. As of October 1, 2016, our retail segment included 392 retail stores in the Americas (including concessions) and 395 international retail stores (including concessions) throughout Europe and Asia. In addition, our retail segment included e-commerce sites in the United States (“U.S.”), Canada, and our two newly-launched European e-commerce sites in the United Kingdom and Germany. As of October 1, 2016, our wholesale segment included wholesale sales through approximately 1,456 department store doors and 890 specialty store doors in the Americas and wholesale sales through approximately 1,101 specialty store doors and 215 department store doors internationally. Our remaining revenue is generated through our licensing segment, through which we license to third parties certain production, sales and/or distribution rights. During the six months ended October 1, 2016, our licensing segment accounted for approximately 3.3% of our total revenue and consisted of royalties earned on licensed products and our geographic licenses.
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
Currency fluctuation and the Strengthening U.S. Dollar. Our consolidated operations are impacted by the relationships between our reporting currency, the U.S. dollar, and those of our non-U.S. subsidiaries whose functional/local currency is other than the U.S. dollar. During the three and six months ended October 1, 2016, our results have been positively impacted by increases in the value of the Japanese Yen relative to the U.S. Dollar of approximately 20% and 16%, respectively, largely offset by declines in value of the British Pound relative to the U.S. Dollar of 15% and 11%, respectively, compared to the same prior year period, following the affirmative vote by the United Kingdom to leave the European Union earlier this fiscal year. We continue to expect significant volatility in the global foreign currency exchange rates, which may have a negative impact on the operations of certain of our non-U.S. subsidiaries in the future.
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

Segment Information
We generate revenue through three business segments: retail, wholesale and licensing. The following table presents our revenue and income from operations by segment for the three and six months ended October 1, 2016 and September 26, 2015 (in millions):

		Three Months Ended		Six Months Ended
		October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Revenue:
Net sales:	Retail	$597.2	$532.8	$1,160.1	$1,056.1
	Wholesale	452.2	554.0	846.6	978.0
Licensing		38.8	43.2	69.4	81.9
Total revenue		$1,088.2	$1,130.0	$2,076.1	$2,116.0

Income from operations:
Retail		$69.6	$99.9	$136.2	$220.8
Wholesale		122.0	156.9	227.0	263.2
Licensing		12.1	16.3	27.4	37.7
Income from operations		$203.7	$273.1	$390.6	$521.7
Retail
We sell our products, as well as licensed products bearing our name, directly to the end consumer through our retail stores and concessions throughout the Americas, Europe, and Asia, as well as through our e-commerce sites in the U.S., Canada and Europe. During the three months ended October 1, 2016, we launched our first two European e-commerce sites in the United Kingdom and Germany, with plans to continue to expand our e-commerce presence in Europe into Fiscal 2018. We have four primary retail store formats: "Collection" stores, "Lifestyle" stores, outlet stores and e-commerce. Our "Collection" stores are located in highly prestigious shopping areas, while our "Lifestyle" stores are located in well-populated commercial shopping locations and leading regional shopping centers. Our outlet stores, which are generally in outlet centers, extend our reach to additional consumer groups. In addition to these four retail store formats, we operate concessions in a select number of department stores in the Americas, Europe and Asia.
The following table presents the growth in our network of retail stores for the three and six months ended October 1, 2016 and September 26, 2015:

	Three Months Ended		Six Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Full price retail stores including concessions:
Number of stores	583	427	583	427
Increase during period	8	35	91	54
Percentage increase vs. prior year	36.5%	29.8%	36.5%	29.8%
Total gross square footage	1,347,984	1,002,794	1,347,984	1,002,794
Average square footage per store	2,312	2,348	2,312	2,348
Outlet stores:
Number of stores	204	162	204	162
Increase during period	8	4	28	9
Percentage increase vs. prior year	25.9%	12.5%	25.9%	12.5%
Total gross square footage	773,028	583,918	773,028	583,918
Average square footage per store	3,789	3,604	3,789	3,604

The following table presents our retail stores by geographic location:

	As of
	October 1, 2016		September 26, 2015
Store count by region:
The Americas (U.S., Canada and Latin America)	392		377
Europe	188		155
Asia	207	(1)	57
Total	787		589

(1)
Includes 102 stores associated with the previously licensed business in Greater China acquired on May 31, 2016 and 35 stores associated the previously licensed business in South Korea acquired on January 1, 2016. Please refer to Note 3 to the accompanying consolidated financial statements for additional information.

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
The following table presents the increase (decrease) in our global network of wholesale doors during the three and six months ended October 1, 2016 and September 26, 2015:

	Three Months Ended		Six Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Number of full-price wholesale doors	3,662	3,993	3,662	3,993
Increase (decrease) during period	(142)	(83)	(227)	(45)
Percentage increase (decrease) vs. prior year	(8.3)%	0.8%	(8.3)%	0.8%
Licensing
We generate revenue through product and geographic licensing arrangements. Our product license agreements allow third parties to use our brand name and trademarks in connection with the manufacturing and sale of a variety of products, including watches, jewelry, fragrances and beauty, and eyewear. In our product licensing arrangements, we take an active role in the design, marketing and distribution of products under our brands. Our geographic licensing arrangements allow third parties to use our tradenames in connection with the retail and/or wholesale sales of our branded products in specific geographic regions. During Fiscal 2016, we acquired a controlling interest in MK Panama on June 28, 2015 and acquired direct control of the previously licensed business in South Korea on January 1, 2016. During Fiscal 2017, we acquired direct control of our licensed operations in the Greater China region on May 31, 2016. The results of the acquired businesses are now being reported as part of our retail and wholesale operations.

Key Performance Indicators and Statistics
We use a number of key indicators of operating results to evaluate our performance, including the following (dollars in millions):

	Three Months Ended		Six Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Total revenue	$1,088.2	$1,130.0	$2,076.1	$2,116.0
Gross profit as a percent of total revenue	59.2%	58.8%	59.5%	59.9%
Income from operations	$203.7	$273.1	$390.6	$521.7

Retail net sales - the Americas	$385.6	$384.8	$777.8	$781.5
Retail net sales - Europe	$131.2	$125.6	$250.3	$232.6
Retail net sales - Asia	$80.4	$22.4	$132.0	$42.0
Decreases in comparable store net sales	(5.4)%	(8.5)%	(6.4)%	(9.0)%

Wholesale net sales - the Americas	$332.6	$426.2	$614.7	$735.3
Wholesale net sales - Europe	$104.9	$101.8	$195.7	$194.4
Wholesale net sales - Asia	$14.7	$26.0	$36.2	$48.3
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

Results of Operations
Comparison of the three months ended October 1, 2016 with the three months ended September 26, 2015
The following table details the results of our operations for the three months ended October 1, 2016 and for the three months ended September 26, 2015, and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Three Months Ended		$ Change	% Change	% of Total Revenue for the Three Months Ended
	October 1, 2016	September 26, 2015			October 1, 2016	September 26, 2015
Statements of Operations Data:
Net sales	$1,049.4	$1,086.8	$(37.4)	(3.4)%
Licensing revenue	38.8	43.2	(4.4)	(10.2)%
Total revenue	1,088.2	1,130.0	(41.8)	(3.7)%
Cost of goods sold	443.5	465.5	(22.0)	(4.7)%	40.8%	41.2%
Gross profit	644.7	664.5	(19.8)	(3.0)%	59.2%	58.8%
Selling, general and administrative expenses	379.7	345.3	34.4	10.0%	34.9%	30.6%
Depreciation and amortization	56.4	46.1	10.3	22.3%	5.2%	4.1%
Impairment of long-lived assets	4.9	—	4.9	100.0%	0.5%	—%
Total operating expenses	441.0	391.4	49.6	12.7%	40.5%	34.6%
Income from operations	203.7	273.1	(69.4)	(25.4)%	18.7%	24.2%
Other (income) expense, net	(0.3)	0.1	(0.4)	(400.0)%	—%	—%
Interest expense	1.4	0.4	1.0	250.0%	0.1%	—%
Foreign currency loss	—	1.4	(1.4)	(100.0)%	—%	0.1%
Income before provision for income taxes	202.6	271.2	(68.6)	(25.3)%	18.6%	24.0%
Provision for income taxes	41.9	78.4	(36.5)	(46.6)%	3.9%	6.9%
Net income	160.7	192.8	(32.1)	(16.6)%
Less: Net loss attributable to noncontrolling interest	(0.2)	(0.3)	0.1	(33.3)%
Net income attributable to MKHL	$160.9	$193.1	$(32.2)	(16.7)%
Total Revenue
Total revenue decreased $41.8 million, or 3.7%, to $1.088 billion for the three months ended October 1, 2016, compared to $1.130 billion for the three months ended September 26, 2015, which included net favorable foreign currency effects of approximately $0.5 million, primarily related to the strengthening of the Japanese Yen, largely offset by the weakening of the British Pound against the U.S. Dollar during the three months ended October 1, 2016 as compared to the same prior year period. Total revenue for the three months ended October 1, 2016 included approximately $39.4 million of incremental revenue attributable to our recent acquisitions, including $34.4 million related to our acquisition of the Greater China operations on May 31, 2016 and $5.0 million related to our acquisition of MK Korea on January 1, 2016.
The following table details revenues for our three business segments (dollars in millions):

	Three Months Ended			% Change		% of Total Revenue for the Three Months Ended
	October 1, 2016	September 26, 2015	$ Change	As Reported	Constant Currency	October 1, 2016	September 26, 2015
Revenue:
Net sales: Retail	$597.2	$532.8	$64.4	12.1%	12.1%	54.9%	47.2%
Wholesale	452.2	554.0	(101.8)	(18.4)%	(18.5)%	41.5%	49.0%
Licensing	38.8	43.2	(4.4)	(10.2)%	(10.2)%	3.6%	3.8%
Total revenue	$1,088.2	$1,130.0	$(41.8)	(3.7)%	(3.7)%

Retail
Net sales from our retail stores increased $64.4 million, or 12.1%, to $597.2 million for the three months ended October 1, 2016, compared to $532.8 million for the three months ended September 26, 2015. We operated 787 retail stores, including concessions, as of October 1, 2016, compared to 589 retail stores, including concessions, as of September 26, 2015.
During the three months ended October 1, 2016, our comparable store sales decreased $25.3 million, or 5.4%, which included net favorable foreign currency effects of approximately $0.8 million due to the strengthening of the Euro. Our comparable store sales benefited approximately 270 basis points from the inclusion of the North American e-commerce sales in comparable store sales. On a constant currency basis, our comparable store sales decreased $26.1 million, or 5.6%. The decrease in our comparable store sales was attributable to lower sales from our women's accessories, watches and jewelry product categories during the three months ended October 1, 2016, as compared to the three months ended September 26, 2015.
Our non-comparable store sales increased $89.7 million during the three months ended October 1, 2016, which included unfavorable foreign currency effects of $0.8 million. The increase in non-comparable store sales was primarily attributable to operating 198 additional stores since September 26, 2015, including 137 stores associated with our recent acquisitions of the previously licensed operations in Greater China and South Korea. Our recently acquired businesses contributed approximately $53.9 million to our non-comparable store sales, $49.1 million of which related to Greater China and $4.8 million to South Korea.
Wholesale
Net sales to our wholesale customers decreased $101.8 million, or 18.4%, to $452.2 million for the three months ended October 1, 2016, compared to $554.0 million for the three months ended September 26, 2015, which included net favorable foreign currency effects of approximately $0.5 million. The decrease in our wholesale net sales was primarily attributable to lower sales from our accessories, womenswear and footwear product lines, offset in part by increased men's sales during the three months ended October 1, 2016, compared to the three months ended September 26, 2015. Approximately $12.4 million of the decrease in wholesale net sales was due to the absence of the prior period wholesale sales to our former licensees in Greater China and South Korea as a result of our acquisitions of the related businesses.
Licensing
Royalties earned on our licensing agreements decreased $4.4 million, or 10.2%, to $38.8 million for the three months ended October 1, 2016, compared to $43.2 million for the three months ended September 26, 2015. This decrease was primarily attributable to lower licensing revenues related to watches and jewelry, as well as lower revenues from our geographic licensing arrangements in Asia due to our recent acquisitions of the related licensed operations, as previously described. These decreases were partially offset by higher licensing revenues related to sales of outerwear.
Gross Profit
Gross profit decreased $19.8 million, or 3.0%, to $644.7 million for the three months ended October 1, 2016, compared to $664.5 million for the three months ended September 26, 2015, which included net favorable foreign currency effects of $2.0 million. Gross profit as a percentage of total revenue increased 40 basis points to 59.2% during the three months ended October 1, 2016, compared to 58.8% during the three months ended September 26, 2015. The increase in our gross profit margin was primarily attributable to a favorable channel mix due to a higher proportion of retail sales than in the prior fiscal year period and an increase in gross profit margin from our wholesale segment of 80 basis points, reflecting favorable geographic mix due to a higher proportion of sales outside the U.S. These increases were partially offset by a decrease of 250 basis points in our retail segment gross margin, which was primarily attributable to an increase in promotional activity during the three months ended October 1, 2016, as compared to the three months ended September 26, 2015.
Total Operating Expenses
Total operating expenses increased $49.6 million, or 12.7%, to $441.0 million during the three months ended October 1, 2016, compared to $391.4 million for the three months ended September 26, 2015. Our operating expenses included a net unfavorable foreign currency impact of approximately $1.4 million. Total operating expenses increased to 40.5% as a percentage of total revenue for the three months ended October 1, 2016, compared to 34.6% for the three months ended September 26, 2015. The components that comprise total operating expenses are explained below.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $34.4 million, or 10.0%, to $379.7 million during the three months ended October 1, 2016, compared to $345.3 million for the three months ended September 26, 2015. The increase in selling, general and administrative expenses was primarily due to the following:

•
an increase of $32.8 million due to the inclusion of the recently acquired businesses in the Greater China and South Korea regions in our operating results during the three months ended October 1, 2016; and

•
an increase of $13.5 million in retail store-related costs, excluding acquired businesses, primarily comprised of increased occupancy costs of $10.1 million due to the growth in our retail store network and increased advertising costs of $2.3 million; offset in part by

•	a decrease of $5.6 million in other corporate expenses, excluding acquired businesses.
Selling, general and administrative expenses as a percentage of total revenue increased to 34.9% during the three months ended October 1, 2016, compared to 30.6% for the three months ended September 26, 2015, primarily due to the increase in our retail store-related costs as a percentage of revenue during the three months ended October 1, 2016, as compared to the three months ended September 26, 2015.
Depreciation and Amortization
Depreciation and amortization increased $10.3 million, or 22.3%, to $56.4 million during the three months ended October 1, 2016, compared to $46.1 million for the three months ended September 26, 2015. Approximately $10.1 million of this increase was attributable to depreciation and amortization expenses recorded for our newly acquired businesses in Greater China and South Korea, including amortization of the reacquired rights intangible asset recognized in connection with the acquisition of the Greater China business. Depreciation and amortization increased to 5.2% as a percentage of total revenue during the three months ended October 1, 2016, compared to 4.1% for the three months ended September 26, 2015.
Impairment of Long-Lived Assets
During the three months ended October 1, 2016, we recognized fixed asset impairment charges of approximately $4.9 million, which were related to ten of our retail locations that are still in operation.
Income from Operations
As a result of the foregoing, income from operations decreased $69.4 million, or 25.4%, to $203.7 million during the three months ended October 1, 2016, compared to $273.1 million for the three months ended September 26, 2015. Income from operations as a percentage of total revenue decreased to 18.7% during the three months ended October 1, 2016, compared to 24.2% for the three months ended September 26, 2015.
The following table details income from operations for our three business segments (dollars in millions):

	Three Months Ended				% of Net Sales/ Revenue for the Three Months Ended
	October 1, 2016	September 26, 2015	$ Change	% Change	October 1, 2016	September 26, 2015
Income from operations:
Retail	$69.6	$99.9	$(30.3)	(30.3)%	11.7%	18.8%
Wholesale	122.0	156.9	(34.9)	(22.2)%	27.0%	28.3%
Licensing	12.1	16.3	(4.2)	(25.8)%	31.2%	37.7%
Income from operations	$203.7	$273.1	$(69.4)	(25.4)%	18.7%	24.2%

Retail
Income from operations for our retail segment decreased $30.3 million, or 30.3%, to $69.6 million during the three months ended October 1, 2016, compared to $99.9 million for the three months ended September 26, 2015. Income from operations as a percentage of net retail sales decreased from 18.8% for the three months ended September 26, 2015 to 11.7% during the three months ended October 1, 2016. The decrease in retail income from operations as a percentage of net retail sales was primarily due to an increase in operating expenses as a percentage of net retail sales of approximately 460 basis points, as well as a 250 basis point decrease in gross profit margin, as previously discussed above, during the three months ended October 1, 2016, as compared to the three months ended September 26, 2015. The increase in operating expenses as a percentage of net retail sales during the three months ended October 1, 2016 was primarily attributable to increased retail store-related costs, higher depreciation expenses associated with the recently acquired businesses and new store openings, fixed asset impairment charges recorded during the three months ended October 1, 2016, and amortization of the reacquired rights intangible asset recognized in connection with our acquisition of the Greater China business.
Wholesale
Income from operations for our wholesale segment decreased $34.9 million, or 22.2%, to $122.0 million during the three months ended October 1, 2016, compared to $156.9 million for the three months ended September 26, 2015. Income from operations as a percentage of net wholesale sales decreased approximately 130 basis points to 27.0% during the three months ended October 1, 2016. The decrease in wholesale income from operations as a percentage of wholesale net sales was primarily due to higher operating expenses as a percentage of net wholesale sales of approximately 210 basis points, partially offset by an 80 basis point increase in our wholesale gross profit margin, as previously discussed. The increase in operating expenses as a percentage of net wholesale sales was primarily attributable to increased distribution, selling and design costs, as well as higher depreciation expenses.
Licensing
Income from operations for our licensing segment decreased $4.2 million, or 25.8%, to $12.1 million during the three months ended October 1, 2016, compared to $16.3 million for the three months ended September 26, 2015. Income from operations as a percentage of licensing revenue decreased approximately 650 basis points to 31.2% during the three months ended October 1, 2016, which was primarily due to increased advertising costs, higher corporate allocated expenses, including costs related to protection of our intellectual property and higher depreciation expenses as a percentage of licensing revenue during the three months ended October 1, 2016, as compared to the three months ended September 26, 2015.
Interest Expense
Interest expense increased $1.0 million to $1.4 million during the three months ended October 1, 2016, compared to $0.4 million for the three months ended September 26, 2015, primarily due to higher interest expense on borrowings and lower interest income earned on our short-term investments (cash-equivalents) during the three months ended October 1, 2016, as compared to the three months ended September 26, 2015.
Foreign Currency Losses
The foreign currency losses of $1.4 million recorded during the three month periods ended September 26, 2015 were primarily attributable to net losses on revaluation and remeasurement of balances denominated in currencies other than the functional currency of the applicable reporting units.
Provision for Income Taxes
We recognized $41.9 million of income tax expense during the three months ended October 1, 2016, compared to $78.4 million for the three months ended September 26, 2015. Our effective tax rate for the three months ended October 1, 2016, was 20.7%, compared to 28.9% for the three months ended September 26, 2015. The decrease in our effective tax rate was primarily due to the favorable effect of global financing activities, an increase in taxable income in certain of our non-U.S. subsidiaries (predominantly European operations), which are subject to lower statutory income tax rates, and state tax benefits recognized during the three months ended October 1, 2016. Due to substantial international growth and expansion over the past several years and our Company being a U.K. tax resident, we expect the taxable income from our non-U.S. subsidiaries to continue to favorably impact our consolidated effective tax rate and believe that it is most appropriate to reconcile our effective tax rate to the UK Statutory tax rate.

Our effective tax rate may fluctuate from time to time due to the effects of changes in U.S. state and local taxes and tax rates in foreign jurisdictions. In addition, factors such as the geographic mix of earnings, enacted tax legislation and the results of various global tax strategies, may also impact our effective tax rate in future periods.
Net Loss Attributable to Noncontrolling Interest
On June 28, 2015, we obtained a controlling interest in MK Panama and began to consolidate its financial results in our operations. During the three months ended October 1, 2016 and September 26, 2015, we recorded net losses attributable to the noncontrolling interest in MK Panama of $0.2 million and $0.3 million, respectively. These losses represent the share of MK Panama's income that is not attributable to the Company.
Net Income Attributable to MKHL
As a result of the foregoing, our net income attributable to MKHL decreased $32.2 million, or 16.7%, to $160.9 million during the three months ended October 1, 2016, compared to $193.1 million for the three months ended September 26, 2015.
Results of Operations
Comparison of the six months ended October 1, 2016 with the six months ended September 26, 2015
The following table details the results of our operations for the six months ended October 1, 2016 and for the six months ended September 26, 2015, and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Six Months Ended		$ Change	% Change	% of Total Revenue for the Six Months Ended
	October 1, 2016	September 26, 2015			October 1, 2016	September 26, 2015
Statements of Operations Data:
Net sales	$2,006.7	$2,034.1	$(27.4)	(1.3)%
Licensing revenue	69.4	81.9	(12.5)	(15.3)%
Total revenue	2,076.1	2,116.0	(39.9)	(1.9)%
Cost of goods sold	840.1	847.9	(7.8)	(0.9)%	40.5%	40.1%
Gross profit	1,236.0	1,268.1	(32.1)	(2.5)%	59.5%	59.9%
Selling, general and administrative expenses	733.7	658.7	75.0	11.4%	35.3%	31.1%
Depreciation and amortization	106.8	87.7	19.1	21.8%	5.1%	4.1%
Impairment of long-lived assets	4.9	—	4.9	100.0%	0.2%	—%
Total operating expenses	845.4	746.4	99.0	13.3%	40.7%	35.3%
Income from operations	390.6	521.7	(131.1)	(25.1)%	18.8%	24.7%
Other (income) expense, net	(0.6)	0.9	(1.5)	(166.7)%	—%	—%
Interest expense, net	1.7	0.5	1.2	240.0%	0.1%	—%
Foreign currency losses	1.3	2.1	(0.8)	(38.1)%	0.1%	0.1%
Income before provision for income taxes	388.2	518.2	(130.0)	(25.1)%	18.7%	24.5%
Provision for income taxes	81.2	151.0	(69.8)	(46.2)%	3.9%	7.1%
Net income	307.0	367.2	(60.2)	(16.4)%
Less: Net loss attributable to noncontrolling interest	(1.0)	(0.3)	(0.7)	233.3%
Net income attributable to MKHL	$308.0	$367.5	$(59.5)	(16.2)%

Total Revenue
Total revenue decreased $39.9 million, or 1.9%, to $2.076 billion for the six months ended October 1, 2016, compared to $2.116 billion for the six months ended September 26, 2015, which included net favorable foreign currency effects of $2.4 million primarily related to the strengthening of the Japanese Yen, partially offset by the weakening of the British Pound against the U.S. Dollar during the six months ended October 1, 2016 as compared to the same prior year period. On a constant currency basis, our total revenue decreased $42.3 million, or 2.0%. The decrease in our revenues was primarily attributable to lower wholesale and licensing revenues, partially offset by increased revenues from our retail business. Total revenue for the six months ended October 1, 2016 included approximately $60.4 million of incremental revenue attributable to our recent acquisitions, including $47.8 million related to our acquisition of the Greater China operations on May 31, 2016 and incremental revenues of $4.0 million and $8.6 million, respectively, resulting from our consolidation of MK Panama and acquisition of MK Korea in Fiscal 2016.
The following table details revenues for our three business segments (dollars in millions):

	Six Months Ended			% Change		% of Total Revenue for the Six Months Ended
	October 1, 2016	September 26, 2015	$ Change	As Reported	Constant Currency	October 1, 2016	September 26, 2015
Revenue:
Net sales: Retail	$1,160.1	$1,056.1	$104.0	9.8%	9.8%	55.9%	49.9%
Wholesale	846.6	978.0	(131.4)	(13.4)%	(13.6)%	40.8%	46.2%
Licensing	69.4	81.9	(12.5)	(15.3)%	(15.3)%	3.3%	3.9%
Total revenue	$2,076.1	$2,116.0	$(39.9)	(1.9)%	(2.0)%
Retail
Net sales from our retail stores increased $104.0 million, or 9.8%, to $1.160 billion for the six months ended October 1, 2016, compared to $1.056 billion for the six months ended September 26, 2015, which included net foreign currency effects of $1.0 million. We operated 787 retail stores, including concessions, as of October 1, 2016, compared to 589 retail stores, including concessions, as of September 26, 2015.
During the six months ended October 1, 2016, our comparable store sales decreased $59.6 million, or 6.4%, which included net favorable foreign currency effects of $1.8 million. Our comparable store sales benefited approximately 210 basis points from the inclusion of the North American e-commerce sales in comparable store sales. On a constant currency basis, our comparable store sales decreased $61.4 million, or 6.6%. The decrease in our comparable store sales was primarily attributable to lower sales from our women's product categories, offset in part by higher sales from our men's product categories during the six months ended October 1, 2016 compared to the six months ended September 26, 2015.
Our non-comparable store sales increased $163.6 million during the six months ended October 1, 2016, which included unfavorable foreign currency effects of $0.8 million. The increase in non-comparable store sales was primarily attributable to operating 198 additional stores since September 26, 2015, including 137 stores associated with our recent acquisitions of the previously licensed operations in Greater China and South Korea. Our recently acquired and consolidated businesses contributed approximately $84.2 million to our non-comparable store sales, $69.3 million of which related to Greater China, $9.8 million to South Korea and $5.1 million to Latin America.
Wholesale
Net sales to our wholesale customers decreased $131.4 million, or 13.4%, to $846.6 million for the six months ended October 1, 2016, compared to $978.0 million for the six months ended September 26, 2015, which included net favorable foreign currency effects of $1.4 million. The decrease in our wholesale net sales was primarily attributable to lower sales from our accessories and womenswear product lines, offset in part by increased men's sales during the six months ended October 1, 2016, as compared to the six months ended September 26, 2015. Approximately $20.9 million of the decrease in wholesale net sales was due to the absence of the prior period wholesale sales to our licensees in Greater China, South Korea and Latin America as a result of our acquisition and consolidation of the related businesses.

Licensing
Royalties earned on our licensing agreements decreased $12.5 million, or 15.3%, to $69.4 million for the six months ended October 1, 2016, compared to $81.9 million for the six months ended September 26, 2015. This decrease was primarily attributable to lower licensing revenues related to watches, as well as lower revenues from our geographic licensing arrangements in Asia due to our recent acquisitions of the related licensed operations, as previously described. These decreases were partially offset by higher licensing revenues related to sales of outerwear.
Gross Profit
Gross profit decreased $32.1 million, or 2.5%, to $1.236 billion for the six months ended October 1, 2016, compared to $1.268 billion for the six months ended September 26, 2015, which included net favorable foreign currency effects of $4.0 million. Gross profit as a percentage of total revenue decreased 40 basis points to 59.5% during the six months ended October 1, 2016, compared to 59.9% during the six months ended September 26, 2015. The decrease in our gross profit margin was primarily attributable to a 360 basis point decrease in our retail gross margin, primarily due to increased promotional activity. Such decrease was largely offset by a favorable channel mix due to a higher proportion of retail sales than in the prior fiscal period, as well a 140 basis point improvement in our wholesale gross margin, reflecting favorable geographic mix due to a higher proportion of sales outside the U.S.
Total Operating Expenses
Total operating expenses increased $99.0 million, or 13.3%, to $845.4 million during the six months ended October 1, 2016, compared to $746.4 million for the six months ended September 26, 2015. Our operating expenses included a net unfavorable foreign currency impact of approximately $3.8 million. Total operating expenses increased to 40.7% as a percentage of total revenue for the six months ended October 1, 2016, compared to 35.3% for the six months ended September 26, 2015. The components that comprise total operating expenses are explained below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $75.0 million, or 11.4%, to $733.7 million during the six months ended October 1, 2016, compared to $658.7 million for the six months ended September 26, 2015. The increase in selling, general and administrative expenses was primarily due to the following:

•	an increase of $51.7 million due to the inclusion of the recently acquired businesses in the Greater China and South Korea regions in our operating results during the six months ended October 1, 2016;

•	approximately $11.3 million in transaction costs recorded during the six months ended October 1, 2016 in connection with our acquisition of the Greater China business; and

•
an increase of $34.0 million in retail store-related costs, excluding acquired businesses, primarily comprised of increased occupancy costs of $22.4 million, increased compensation-related costs of $4.8 million and increased advertising costs of $3.8 million. These increases were primarily attributable to the growth in our retail store network and our e-commerce business; offset in part by

•	a decrease of $12.5 million in other corporate expenses, excluding transaction costs and expenses related to acquired businesses.
Selling, general and administrative expenses as a percentage of total revenue increased to 35.3% during the six months ended October 1, 2016, compared to 31.1% for the six months ended September 26, 2015, primarily due to an increase in our retail store and corporate overhead costs (which include transaction costs related to the acquisition of the Greater China business) as a percentage of revenue during the six months ended October 1, 2016, as compared to the six months ended September 26, 2015.
Depreciation and Amortization
Depreciation and amortization increased $19.1 million, or 21.8%, to $106.8 million during the six months ended October 1, 2016, compared to $87.7 million for the six months ended September 26, 2015. Approximately $14.6 million of this increase was was attributable to depreciation and amortization expenses recorded for our newly acquired and consolidated businesses in Greater China, South Korea and Latin America, including amortization of the reacquired rights intangible asset recognized in connection with the acquisition of the Greater China business. The remainder of the increase in depreciation and amortization expense was primarily due to an increase in build-out of our new retail stores, new shop-in-shop locations, increase in lease rights related to our new European stores and investments in our corporate facilities and our information systems infrastructure to accommodate our growth. Depreciation and amortization increased to 5.1% as a percentage of total revenue during the six months ended October 1, 2016, compared to 4.1% for the six months ended September 26, 2015.

Impairment of Long-Lived Assets
During the six months ended October 1, 2016, we recognized fixed asset impairment charges of approximately $4.9 million, which were related to ten of our retail locations that are still in operation.
Income from Operations
As a result of the foregoing, income from operations decreased $131.1 million or 25.1%, to $390.6 million during the six months ended October 1, 2016, compared to $521.7 million for the six months ended September 26, 2015. Income from operations as a percentage of total revenue decreased to 18.8% during the six months ended October 1, 2016, compared to 24.7% for the six months ended September 26, 2015.
The following table details income from operations for our three business segments (dollars in millions):

	Six Months Ended				% of Net Sales/Revenue for the Six Months Ended
	October 1, 2016	September 26, 2015	$ Change	% Change	October 1, 2016	September 26, 2015
Income from operations:
Retail	$136.2	$220.8	$(84.6)	(38.3)%	11.7%	20.9%
Wholesale	227.0	263.2	(36.2)	(13.8)%	26.8%	26.9%
Licensing	27.4	37.7	(10.3)	(27.3)%	39.5%	46.0%
Income from operations	$390.6	$521.7	$(131.1)	(25.1)%	18.8%	24.7%
Retail
Income from operations for our retail segment decreased $84.6 million, or 38.3%, to $136.2 million during the six months ended October 1, 2016, compared to $220.8 million for the six months ended September 26, 2015. Income from operations as a percentage of net retail sales decreased from 20.9% for the six months ended September 26, 2015 to 11.7% during the six months ended October 1, 2016. The decrease in retail income from operations as a percentage of net retail sales was primarily due to an increase in operating expenses as a percentage of net retail sales of approximately 560 basis points, as well as a 360 basis point decrease in gross profit margin, as previously discussed, during the six months ended October 1, 2016, as compared to the six months ended September 26, 2015. The increase in operating expenses as a percentage of net retail sales was largely due to the following: (i) increased retail store-related costs; (ii) higher depreciation expenses associated with the recently acquired businesses and new store openings; (iii) increased corporate allocated expenses primarily due to the inclusion of transaction costs of $11.3 million related to the acquisition of the Greater China business; (iv) fixed asset impairment charges recorded during the six months ended October 1, 2016; and (v) amortization of the reacquired rights intangible asset recognized in connection with our acquisition of the Greater China business.
Wholesale
Income from operations for our wholesale segment decreased $36.2 million, or 13.8%, to $227.0 million during the six months ended October 1, 2016, compared to $263.2 million for the six months ended September 26, 2015. Income from operations as a percentage of net wholesale sales decreased approximately 10 basis points to 26.8% during the six months ended October 1, 2016. The slight decrease in wholesale income from operations as a percentage of wholesale net sales was driven by higher operating expenses as a percentage of net wholesale sales of approximately 150 basis points, largely offset by improved gross profit margin of approximately 140 basis points, as previously discussed. The increase in operating expenses as a percentage of wholesale sales was primarily attributable to increased distribution, selling and design costs, as well as higher depreciation expenses, partially offset by lower corporate allocated expenses.
Licensing
Income from operations for our licensing segment decreased $10.3 million, or 27.3%, to $27.4 million during the six months ended October 1, 2016, compared to $37.7 million for the six months ended September 26, 2015. Income from operations as a percentage of licensing revenue decreased from 46.0% during the six months ended September 26, 2015 to 39.5% during the six months ended October 1, 2016. The decrease in licensing income from operations as a percentage of licensing revenue was due to increased operating expenses as a percentage of licensing revenue during the six months ended October 1, 2016, as compared to the six months ended September 26, 2015. This increase in operating expenses as a percentage of licensing revenue was primarily due to higher corporate allocated expenses, including costs related to protection of our intellectual property, increased advertising costs and higher depreciation expenses as a percentage of licensing revenue during the six months ended October 1, 2016, as compared to the six months ended September 26, 2015.

Other (Income) Expense, net
During the six months ended October 1, 2016, other income of $0.6 million was primarily comprised of income related to our anti-counterfeiting efforts. During the six months ended September 26, 2015, other expense of $0.9 million was comprised of losses related to our joint venture, which were recorded under equity method of accounting prior to obtaining controlling interest in MK Panama during the second quarter of Fiscal 2016.
Interest Expense
Interest expense increased $1.2 million to $1.7 million during the six months ended October 1, 2016, compared to $0.5 million for the six months ended September 26, 2015, primarily due to higher interest expense on borrowings and lower interest income earned on our short-term investments (cash-equivalents) during the six months ended October 1, 2016, as compared to the six months ended September 26, 2015.
Foreign Currency Losses
We recognized foreign currency losses of $1.3 million during the six months ended October 1, 2016, which were primarily related to net losses on revaluation and settlement of certain of our accounts payable in currencies other than the functional currency of the applicable reporting units, as well as the remeasurement of intercompany loans with certain of our subsidiaries. The foreign currency losses of $2.1 million recorded during the six months ended September 26, 2015 were primarily comprised of $1.4 million of net losses related to changes in fair value of undesignated forward foreign currency exchange contracts, as well as net losses on revaluation and remeasurement of balances denominated in currencies other than the functional currency of the reporting units.
Provision for Income Taxes
We recognized $81.2 million of income tax expense during the six months ended October 1, 2016, compared with $151.0 million for the six months ended September 26, 2015. Our effective tax rate for the six months ended October 1, 2016, was 20.9%, compared to 29.1% for the six months ended September 26, 2015. The decrease in our effective tax rate was primarily due to the favorable effect of global financing activities, an increase in taxable income in certain of our non-U.S. subsidiaries (predominantly European operations), which are subject to lower statutory income tax rates, and state tax benefits recognized during the six months ended October 1, 2016. Due to substantial international growth and expansion over the past several years and our Company being a U.K. tax resident, we expect the taxable income from our non-U.S. subsidiaries to continue to favorably impact our consolidated effective tax rate and believe that it is most appropriate to reconcile our effective tax rate to the UK Statutory tax rate.
Our effective tax rate may fluctuate from time to time due to the effects of changes in U.S. state and local taxes and tax rates in foreign jurisdictions. In addition, factors such as the geographic mix of earnings, enacted tax legislation and the results of various global tax strategies, may also impact our effective tax rate in future periods.
Net Loss Attributable to Noncontrolling Interest
On June 28, 2015, we obtained a controlling interest in MK Panama and began to consolidate its financial results in our operations. During the six months ended October 1, 2016 and September 26, 2015, we recorded a net losses attributable to the noncontrolling interest in MK Panama of $1.0 million and 0.3 million, respectively. These losses represent the share of MK Panama's income that is not attributable to the Company.
Net Income Attributable to MKHL
As a result of the foregoing, our net income decreased $59.5 million, or 16.2%, to $308.0 million during the six months ended October 1, 2016, compared to $367.5 million for the six months ended September 26, 2015.

Liquidity and Capital Resources
Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, along with borrowings available under our credit facilities (see below discussion regarding “Revolving Credit Facilities”) and available cash and cash equivalents. Our primary use of this liquidity is to fund our ongoing cash requirements, including working capital requirements, share repurchases, global retail store construction, expansion and renovation, expansion of our distribution and corporate facilities, construction and renovation of shop-in-shops, investment in information systems infrastructure and other corporate activities. We believe that the cash generated from our operations, together with borrowings available under our revolving credit facility and available cash and cash equivalents, will be sufficient to meet our working capital needs for the next 12 months, including investments made and expenses incurred in connection with our store growth plans, shop-in-shop growth, investments in corporate and distribution facilities, continued systems development, e-commerce and marketing initiatives. We spent $99.2 million on capital expenditures during the six months ended October 1, 2016, and expect to spend approximately $150 million on capital expenditures during the remainder of Fiscal 2017.
The following table sets forth key indicators of our liquidity and capital resources (in millions):

	As of
	October 1, 2016	April 2, 2016
Balance Sheet Data:
Cash and cash equivalents	$186.4	702.0
Working capital	483.8	1,234.3
Total assets	2,755.3	2,566.8

	Six Months Ended
	October 1, 2016	September 26, 2015
Cash Flows Provided By (Used In):
Operating activities	$345.0	$392.9
Investing activities	(585.5)	(202.5)
Financing activities	(270.0)	(736.0)
Effect of exchange rate changes	(5.1)	(1.8)
Net decrease in cash and cash equivalents	$(515.6)	$(547.4)
Cash Provided by Operating Activities
Cash provided by operating activities decreased $47.9 million to $345.0 million during the six months ended October 1, 2016, as compared to $392.9 million for the six months ended September 26, 2015. The decrease in cash flows from operating activities was primarily due to a decrease in our net income after non-cash adjustments, as well as a decrease related to changes in our working capital, which was primarily attributable to lower wholesale inventory purchases and shipments, as well as the timing of payments.
Cash Used in Investing Activities
Net cash used in investing activities increased $383.0 million to $585.5 million during the six months ended October 1, 2016, as compared to $202.5 million during the six months ended September 26, 2015. The decrease in cash was primarily attributable to $480.6 million in cash paid, net of cash acquired, in connection with our acquisition of the previously licensed business in Greater China during the six months ended October 1, 2016, partially offset by lower capital expenditures of $94.2 million, due to lower corporate expenditures and the timing of payments.
Cash Used in Financing Activities
Net cash used in financing activities decreased $466.0 million to $270.0 million during the six months ended October 1, 2016 from $736.0 million during the six months ended September 26, 2015, which was primarily attributable to increased borrowings under our 2015 Credit Facility of $375.7 million, net of debt repayments, and a decrease of $96.4 million in cash payments to repurchase our ordinary shares.

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
The 2015 Credit Facility requires us to maintain a leverage ratio at the end of each fiscal quarter of no greater than 3.5 to 1. Such leverage ratio is calculated as the ratio of the sum of total indebtedness as of the date of the measurement plus 6.0 times the consolidated rent expense for the last four consecutive fiscal quarters, to Consolidated EBITDAR for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined as consolidated net income plus income tax expense, net interest expense, depreciation and amortization expense, consolidated rent expense and other non-cash charges, subject to certain deductions. The 2015 Credit Facility also includes covenants that limit additional indebtedness, guarantees, liens, acquisitions and other investments and cash dividends that are customary for financings of this type. As of October 1, 2016, the Company was in compliance with all covenants related to this agreement.
As of October 1, 2016, the Company had €337.0 million (approximately $378.6 million) in borrowings outstanding under the 2015 Credit Facility, which were recorded within short-term debt in its consolidated balance sheet as of October 1, 2016. In addition, stand-by letters of credit of $10.3 million were outstanding as of October 1, 2016. There were no borrowings outstanding under the 2015 Credit Facility as of April 2, 2016. At October 1, 2016, the amount available for future borrowings was $609.9 million.
Please refer to Note 9 in the Company's Fiscal 2016 Annual Report on Form 10-K for additional information about the Company's 2015 Credit Facility.
Hong Kong Credit Facility
Our subsidiary in Hong Kong, Michael Kors (HK) Limited, has an uncommitted credit facility ("HK Credit Facility") with HSBC (the "Bank"), which may be used to fund general working capital needs of Michael Kors (HK) Limited through November 30, 2016, subject to the Bank's discretion. The HK Credit Facility provides Michael Kors (HK) Limited with a revolving line of credit of up to 100.0 million Hong Kong Dollars (approximately $12.9 million), and may be used to support bank guarantees. In addition, this credit facility provides for a business card facility of up to 0.4 million Hong Kong Dollars (less than $0.1 million). Borrowings under the HK Credit Facility must be made in increments of at least 5.0 million Hong Kong Dollars and bear interest at the Hong Kong Interbank Offered Rate ("HIBOR") plus 150 basis points. As of October 1, 2016, borrowings outstanding under the HK Credit Facility were 45.0 million Hong Kong Dollars (approximately $5.8 million), which were recorded within short-term debt in our consolidated balance sheet as of October 1, 2016. In addition, as of October 1, 2016, bank guarantees supported by this facility were 8.8 million Hong Kong Dollars (approximately $1.1 million). At October 1, 2016, the amount available for future borrowings under the Hong Kong Credit Facility was 46.2 million Hong Kong Dollars (approximately $6.0 million).

Debt Obligations of MK Panama
Our consolidated balance sheet as of April 2, 2016 included $2.3 million in debt related to MK Panama, which was no longer outstanding as of October 1, 2016.
Share Repurchase Program
On May 25, 2016, our Board of Directors authorized a $1.0 billion share repurchase program, which replaced the remaining balance of our previous share repurchase program authorized on October 30, 2014. During the six months ended October 1, 2016 and September 26, 2015, we repurchased 13,044,832 shares and 16,384,737 shares, respectively, at a cost of $650.0 million and $750.0 million, respectively, under our share-repurchase programs through open market transactions. As of October 1, 2016, the remaining availability under our new share repurchase program was $350.0 million.
We also have in place a “withhold to cover” repurchase program, which allows us to withhold ordinary shares from certain executive officers to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards. During the six month periods ended October 1, 2016 and September 26, 2015, we withheld 99,739 shares and 22,540 shares, respectively, at a cost of $4.7 million and $1.1 million, respectively, in satisfaction of minimum tax withholding obligations relating to the vesting of restricted share awards.
Contractual Obligations and Commercial Commitments
Please refer to the “Contractual Obligations and Commercial Commitments” disclosure within the "Liquidity and Capital Resources" section of our Fiscal 2016 Form 10-K for a detailed disclosure of our other contractual obligations and commitments as of April 2, 2016.
Off-Balance Sheet Arrangements
We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. In addition to the commitments in the above table, our off-balance sheet commitments relating to our outstanding letters of credit were $10.8 million at October 1, 2016, including $0.5 million in letters of credit issued outside of the 2015 Credit Facility. In addition, as of October 1, 2016, bank guarantees of approximately $1.1 million were supported by the Hong Kong Credit Facility. We do not have any other off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.
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
We perform a sensitivity analysis on our forward currency contracts, both designated and not designated as hedges for accounting purposes, to determine the effects of fluctuations in foreign currency exchange rates. For this sensitivity analysis, we assume a hypothetical change in U.S. dollar against foreign exchange rates. Based on all foreign currency exchange contracts outstanding as of October 1, 2016, a 10% appreciation or devaluation of the U.S. dollar compared to the level of foreign currency exchange rates for currencies under contract as of October 1, 2016, would result in a net increase or decrease of approximately $17.1 million in the fair value of these contracts.
Interest Rate Risk
We are exposed to interest rate risk in relation to borrowings outstanding under our 2015 Credit Facility and our Hong Kong Credit Facility. Our 2015 Credit Facility carries interest rates that are tied to LIBOR and the prime rate, among other institutional lending rates (depending on the particular origination of borrowing), as further described in Note 8 to the accompanying consolidated financial statements. Our Hong Kong Credit Facility carries interest at a rate that is tied to the Hong Kong Interbank Offered Rate. Therefore, our statements of operations and cash flows are exposed to changes in those interest rates. At October 1, 2016, we had borrowings of $378.6 million outstanding under our 2015 Credit Facility and borrowings of approximately $5.8 million outstanding under our Hong Kong Credit Facility. These balances are not indicative of future balances that may be outstanding under our revolving credit facilities that may be subject to fluctuations in interest rates. Any increases in the applicable interest rate(s) would cause an increase to the interest expense relative to any outstanding balance at that date.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) as of October 1, 2016. This evaluation was performed based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), the 2013 Framework. Based on this assessment, our CEO and CFO concluded that our disclosure controls and procedures as of October 1, 2016 are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, other than described below, during the three months ended October 1, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 2, 2016, as amended and supplemented by the risk factor set forth in Item 1A. "Risk Factors" in our Form 10-Q for the quarterly period ended July 2, 2016, which could materially and adversely affect our business, financial condition or future results. These risks are not the only risks that we face. Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.
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
The following table provides information of the Company’s ordinary shares repurchased during the three months ended October 1, 2016:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximated Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
July 2-July 30	—	$—	—	$600,000,020
July 31-August 27	3,467,300	$49.95	3,467,300	$426,813,223
August 28-October 1	1,557,371	$49.50	1,551,783	$350,000,055
	5,024,671		5,019,083
ITEM 6. EXHIBITS
a. Exhibits
Please refer to the accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 10, 2016.

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

101.1
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended October 1, 2016, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.