Form 10-Q
period 2016-12-31
Michael Kors Holdings Ltd
filed 2017-02-14
CIK 1530721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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
As of February 7, 2017, Michael Kors Holdings Limited had 162,445,012 ordinary shares outstanding.

TABLE OF CONTENTS

		Page No.
	PART I FINANCIAL INFORMATION
Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets (unaudited) as of December 31, 2016 and April 2, 2016	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the three months and nine months ended December 31, 2016 and December 26, 2015	4

	Condensed Consolidated Statements of Shareholders’ Equity (unaudited) for the nine months ended December 31, 2016	5

	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended December 31, 2016 and December 26, 2015	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.	Controls and Procedures	45

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	46

Item 1A.	Risk Factors	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 6.	Exhibits	47

Signatures		48

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	December 31, 2016	April 2, 2016
Assets
Current assets
Cash and cash equivalents	$368.8	$702.0
Receivables, net	252.4	307.9
Inventories	586.2	546.8
Prepaid expenses and other current assets	160.3	113.1
Total current assets	1,367.7	1,669.8
Property and equipment, net	771.0	758.2
Intangible assets, net	453.7	67.4
Goodwill	119.7	23.2
Deferred tax assets	20.8	24.5
Other assets	38.1	23.7
Total assets	$2,771.0	$2,566.8
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$214.0	$131.4
Accrued payroll and payroll related expenses	60.7	59.7
Accrued income taxes	47.3	51.6
Short-term debt	147.8	—
Accrued expenses and other current liabilities	202.0	192.8
Total current liabilities	671.8	435.5
Deferred rent	128.1	106.4
Deferred tax liabilities	89.0	3.5
Long-term debt	—	2.3
Other long-term liabilities	27.6	19.6
Total liabilities	916.5	567.3
Commitments and contingencies
Shareholders’ equity
Ordinary shares, no par value; 650,000,000 shares authorized; 209,293,238 shares issued and 162,435,864 outstanding at December 31, 2016; 208,084,175 shares issued and 176,441,891 outstanding at April 2, 2016	—	—
Treasury shares, at cost (46,857,374 shares at December 31, 2016 and 31,642,284 shares at April 2, 2016)	(2,404.9)	(1,650.1)
Additional paid-in capital	760.0	718.9
Accumulated other comprehensive loss	(90.1)	(80.9)
Retained earnings	3,587.1	3,007.8
Total shareholders’ equity of MKHL	1,852.1	1,995.7
Noncontrolling interest	2.4	3.8
Total equity	1,854.5	1,999.5
Total liabilities and shareholders’ equity	$2,771.0	$2,566.8
See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
Net sales	$1,309.8	$1,341.6	$3,316.5	$3,375.7
Licensing revenue	43.0	55.8	112.4	137.7
Total revenue	1,352.8	1,397.4	3,428.9	3,513.4
Cost of goods sold	547.1	565.5	1,387.2	1,413.4
Gross profit	805.7	831.9	2,041.7	2,100.0
Selling, general and administrative expenses	407.6	377.6	1,141.3	1,036.3
Depreciation and amortization	55.7	45.0	162.5	132.7
Impairment of long-lived assets	0.5	—	5.4	—
Total operating expenses	463.8	422.6	1,309.2	1,169.0
Income from operations	341.9	409.3	732.5	931.0
Other (income) expense, net	(4.1)	(0.1)	(4.7)	0.8
Interest expense, net	3.4	0.6	5.1	1.1
Foreign currency loss	0.9	0.2	2.2	2.3
Income before provision for income taxes	341.7	408.6	729.9	926.8
Provision for income taxes	70.4	114.4	151.6	265.4
Net income	271.3	294.2	578.3	661.4
Less: Net loss attributable to noncontrolling interest	—	(0.4)	(1.0)	(0.7)
Net income attributable to MKHL	$271.3	$294.6	$579.3	$662.1

Weighted average ordinary shares outstanding:
Basic	163,148,597	182,176,452	168,000,933	189,336,957
Diluted	165,214,045	184,851,616	170,222,588	192,143,422
Net income per ordinary share attributable to MKHL:
Basic	$1.66	$1.62	$3.45	$3.50
Diluted	$1.64	$1.59	$3.40	$3.45

Statements of Comprehensive Income:
Net income	$271.3	$294.2	$578.3	$661.4
Foreign currency translation adjustments	(20.1)	(12.0)	(20.8)	(7.8)
Net gain (loss) on derivatives	9.4	(4.7)	11.2	(23.3)
Comprehensive income	260.6	277.5	568.7	630.3
Less: Net loss attributable to noncontrolling interest	—	(0.4)	(1.0)	(0.7)
Less: Other comprehensive loss attributable to noncontrolling interest	(0.4)	—	(0.4)	—
Comprehensive income attributable to MKHL	$261.0	$277.9	$570.1	$631.0
See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions, except share data which is in thousands)
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity of MKHL	Non-controlling Interest	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at April 2, 2016	208,084	$—	$718.9	(31,642)	$(1,650.1)	$(80.9)	$3,007.8	$1,995.7	$3.8	$1,999.5
Net income (loss)	—	—	—	—	—	—	579.3	579.3	(1.0)	578.3
Other comprehensive loss	—	—	—	—	—	(9.2)	—	(9.2)	(0.4)	(9.6)
Total comprehensive income (loss)	—	—	—	—	—	—	—	570.1	(1.4)	568.7
Vesting of restricted awards, net of forfeitures	451	—	—	—	—	—	—	—	—	—
Exercises of employee share options	758	—	8.0	—	—	—	—	8.0	—	8.0
Equity compensation expense		—	26.7	—	—	—	—	26.7	—	26.7
Tax benefits on exercise of share options	—	—	6.4	—	—	—	—	6.4	—	6.4
Purchase of treasury shares	—	—	—	(15,215)	(754.8)	—	—	(754.8)	—	(754.8)
Balance at December 31, 2016	209,293	$—	$760.0	(46,857)	$(2,404.9)	$(90.1)	$3,587.1	$1,852.1	$2.4	$1,854.5
See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	December 31, 2016	December 26, 2015
Cash flows from operating activities
Net income	$578.3	$661.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	162.5	132.7
Equity compensation expense	26.7	38.7
Deferred income taxes	3.6	(1.0)
Amortization of deferred rent	2.2	2.0
Loss on disposal of fixed assets	2.5	2.3
Impairment of property and equipment	5.4	—
Amortization of deferred financing costs	0.6	0.6
Tax benefits on exercise of share options	(6.4)	(10.8)
Foreign currency losses	2.2	3.7
Loss on joint venture	—	1.0
Change in assets and liabilities:
Receivables, net	73.6	55.1
Inventories	(20.2)	(65.6)
Prepaid expenses and other current assets	(41.4)	34.2
Accounts payable	74.4	47.2
Accrued expenses and other current liabilities	5.4	50.0
Other	17.7	9.2
Net cash provided by operating activities	887.1	960.7
Cash flows from investing activities
Capital expenditures	(147.7)	(290.2)
Purchase of intangible assets	(5.6)	(9.4)
Cash paid for business acquisition, net of cash acquired	(480.6)	4.1
Equity method investments	—	(1.0)
Restricted Cash	1.1	—
Net cash used in investing activities	(632.8)	(296.5)
Cash flows from financing activities
Proceeds from debt borrowings	361.8	192.5
Repayments of debt borrowings	(199.6)	(198.0)
Repurchases of treasury shares	(754.8)	(952.4)
Exercises of employee share options	8.0	6.5
Tax benefits on exercise of share options	6.4	10.8
Other financing activities	—	—
Net cash used in financing activities	(578.2)	(940.6)
Effect of exchange rate changes on cash and cash equivalents	(9.3)	(5.7)
Net decrease in cash and cash equivalents	(333.2)	(282.1)
Beginning of period	702.0	978.9
End of period	$368.8	$696.8
Supplemental disclosures of cash flow information
Cash paid for interest	$3.1	$0.4
Cash paid for income taxes	$164.7	$205.8
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$36.2	$45.6
See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Business and Basis of Presentation
Michael Kors Holdings Limited (“MKHL,” and together with its subsidiaries, the “Company”) was incorporated in the British Virgin Islands (“BVI”) on December 13, 2002. The Company is a leading designer, marketer, distributor and retailer of branded women’s apparel and accessories and men’s apparel bearing the Michael Kors tradename and related trademarks “MICHAEL KORS,” “MICHAEL MICHAEL KORS,” and various other related trademarks and logos. The Company’s business consists of retail, wholesale and licensing segments. Retail operations consist of collection stores and lifestyle stores, including concessions, and outlet stores, located primarily in the Americas (United States, Canada and Latin America, excluding Brazil), Europe and Asia, as well as e-commerce. Wholesale revenues are principally derived from major department and specialty stores located throughout the Americas, Europe and Asia, as well as from our geographic licensees. The Company licenses its trademarks on products such as fragrances, beauty, eyewear, belts, cold weather accessories, jewelry, watches, coats, men’s suits, swimwear, socks, furs and ties, as well as through geographic licenses.
The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The interim consolidated financial statements as of December 31, 2016 and for the three and nine months ended December 31, 2016 and December 26, 2015 are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with U.S. GAAP. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended April 2, 2016, as filed with the Securities and Exchange Commission on June 1, 2016, in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full fiscal year.
On May 31, 2016, the Company acquired 100% of the stock of its previously licensed business in the Greater China region, Michael Kors (HK) Limited and Subsidiaries ("MKHKL"), which has operations in China, Hong Kong, Macau and Taiwan. As a result, the Company began consolidating MKHKL into its operations beginning on June 1, 2016. See Note 3 for additional information.
The Company utilizes a 52 to 53 week fiscal year ending on the Saturday closest to March 31. As such, the term “Fiscal Year” or “Fiscal” refers to the 52-week or 53-week period, ending on that day. The results for the three and nine months ended December 31, 2016 and December 26, 2015, are based on 13-week and 39-week periods, respectively.
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

The components of the calculation of basic net income per ordinary share and diluted net income per ordinary share are as follows (in millions, except share and per share data):

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
Numerator:
Net income attributable to MKHL	$271.3	$294.6	$579.3	$662.1
Denominator:
Basic weighted average shares	163,148,597	182,176,452	168,000,933	189,336,957
Weighted average dilutive share equivalents:
Share options, restricted shares/units, and performance restricted share units	2,065,448	2,675,164	2,221,655	2,806,465
Diluted weighted average shares	165,214,045	184,851,616	170,222,588	192,143,422

Basic net income per share	$1.66	$1.62	$3.45	$3.50
Diluted net income per share	$1.64	$1.59	$3.40	$3.45
During the three and nine months ended December 31, 2016, share equivalents of 1,906,941 shares and 2,002,300 shares, respectively, have been excluded from the above calculations due to their anti-dilutive effect. Share equivalents of 2,148,276 shares and 2,339,441 shares, respectively, have been excluded from the above calculations during the three and nine months ended December 26, 2015.
Please refer to Note 2 in the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 2016 for a complete disclosure of the Company's significant accounting policies.
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

Recently Issued Accounting Pronouncements
We have considered all new accounting pronouncements and, other than the recent pronouncements discussed below, have concluded that there are no new pronouncements that may have a material impact on our results of operations, financial condition or cash flows based on current information.
Cash Flows
In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which provides new guidance for restricted cash classification and presentation of the statement of cash flows. ASU 2016-18 requires restricted cash to be included within cash and cash equivalents on the statement of cash flows. ASU 2016-18 is effective beginning with the Company's fiscal year 2019, with earlier application permitted, and should be applied prospectively. The Company expects that ASU 2016-18 will impact the classification of its restricted cash in its consolidated statements of cash flows.
Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which provides new guidance for revenues recognized from contracts with customers, and will replace the existing revenue recognition guidance. ASU 2014-09 requires that revenue is recognized at an amount the company is entitled to upon transferring control of goods or services to customers, as opposed to when risks and rewards transfer to a customer. In July 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which deferred the effective date of ASU 2014-09 by one year, making it effective for the interim reporting periods within the annual reporting period beginning after December 15, 2017, or beginning with the Company’s fiscal year 2019. This standard may be applied retrospectively to all prior periods presented, or retrospectively with a cumulative adjustment to retained earnings in the year of adoption. The Company is currently evaluating the adoption method and the impact that ASU 2014-09 will have on its consolidated financial statements and related disclosures.
The FASB has issued several additional ASUs to provide implementation guidance on ASU No. 2014-09, including ASU No. 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers" issued in December 2016, ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients" issued in May 2016, ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing" issued in April 2016, and ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)" issued in March 2016 . The Company will consider this guidance in evaluating the impact of ASU 2014-09.
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
MKHKL's results of operations have been included in our consolidated financial statements beginning on June 1, 2016. MKHKL contributed total revenue of $65.7 million and net loss of $5.3 million during the three months ended December 31, 2016, and total revenue of $137.7 million and net loss of $11.3 million for the period from the date of acquisition through December 31, 2016 (after amortization of non-cash valuation adjustments and integration costs).
The following table summarizes the unaudited pro-forma consolidated results of operations for the three and nine months ended December 31, 2016 and December 26, 2015 as if the acquisition had occurred on March 29, 2015, the beginning of Fiscal 2016 (in millions):

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
Pro-forma total revenue	$1,352.8	$1,429.7	$3,455.3	$3,601.0
Pro-forma net income	271.0	289.3	584.0	652.3
Pro-forma net income per ordinary share attributable to MKHL:
Basic	$1.66	$1.59	3.48	3.45
Diluted	$1.64	$1.56	3.43	3.39
The unaudited pro-forma consolidated results above are based on the historical financial statements of the Company and MKHKL and are not necessarily indicative of the results of operations that would have been achieved if the acquisition was completed at the beginning of Fiscal 2016 and are not indicative of the future operating results of the combined company. The pro-forma consolidated results of operations reflect the elimination of intercompany transactions and include the effects of purchase accounting adjustments, including amortization charges related to the finite-lived intangible assets acquired (reacquired rights and customer relationships), fair value adjustments relating to leases, fixed assets and inventory, and the related tax effects assuming that the business combination occurred on March 29, 2015. The pro-forma consolidated results of operations for the three months and nine months ended December 31, 2016 also reflect the elimination of transaction costs of approximately $11.3 million, which have been recorded within selling, general and administrative expenses in the Company's consolidated statements of operations and comprehensive income for the nine months ended December 31, 2016.
The Company is in the process of finalizing the purchase accounting adjustments related to MKHKL, which could result in measurement period adjustments in future periods.
Fiscal 2016 Acquisitions
On January 1, 2016, the Company acquired direct control of its previously licensed business in South Korea ("MK Korea") upon the related license expiration in exchange for cash consideration of approximately $3.6 million. The Company accounted for this acquisition as a business combination and began consolidating MK Korea into its operations beginning with the fourth quarter of Fiscal 2016.
During the second quarter of Fiscal 2016, the Company made contributions to its Latin American joint venture, MK (Panama) Holdings S.A. and subsidiaries ("MK Panama") totaling $18.5 million, consisting of cash consideration of $3.0 million and the elimination of liabilities owed to the Company of $15.5 million, which increased the Company's ownership interest to 75%. As a result of obtaining controlling interest in MK Panama, which was previously accounted for under the equity method of accounting, the Company began consolidating MK Panama into its operations during the second quarter of Fiscal 2016. The Company accounted for its acquisition of the controlling interest in MK Panama as a business combination.

During the second quarter of Fiscal 2017, the Company licensed the right to operate retail stores bearing the Michael Kors trademark to a third party in Brazil.
Please refer to Note 3 in the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 2016 for detailed information relating to the Company's acquisitions of MK Korea and MK Panama businesses.
4. Receivables, net
Receivables, net consist of (in millions):

	December 31, 2016	April 2, 2016
Trade receivables:
Credit risk insured/factored	$302.6	$353.7
Credit risk retained by Company	36.0	61.8
Receivables due from licensees	30.6	9.5
	369.2	425.0
Less: allowances	(116.8)	(117.1)
	$252.4	$307.9
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
The Company has assumed responsibility for most of the previously factored accounts receivable balances, but a large percentage of its trade receivables as of December 31, 2016 and April 2, 2016 are insured. The Company's allowance for doubtful accounts is determined through analysis of periodic aging of receivables that are not covered by insurance and assessments of collectability based on an evaluation of historic and anticipated trends, the financial conditions of the Company’s customers and the impact of general economic conditions. The past due status of a receivable is based on its contractual terms. Amounts deemed uncollectible are written off against the allowance when it is probable the amounts will not be recovered. Allowance for doubtful accounts as of December 31, 2016 and April 2, 2016 was $1.3 million and $0.7 million, respectively.
5. Property and Equipment, net
Property and equipment, net consist of (in millions):

	December 31, 2016	April 2, 2016
Leasehold improvements	$483.4	$414.6
In-store shops	250.9	242.9
Furniture and fixtures	231.4	212.7
Computer equipment and software	214.1	167.9
Equipment	102.1	79.1
Building	39.6	—
Land	13.8	15.1
	1,335.3	1,132.3
Less: accumulated depreciation and amortization	(619.6)	(490.9)
	715.7	641.4
Construction-in-progress	55.3	116.8
	$771.0	$758.2

Depreciation and amortization of property and equipment for the three and nine months ended December 31, 2016 was $49.4 million and $146.5 million, respectively. Depreciation and amortization of property and equipment for the three and nine months ended December 26, 2015 was $43.2 million and $126.8 million, respectively. During the nine months ended December 31, 2016, the Company recorded fixed asset impairment charges of $5.4 million, $4.9 million of which were related to 10 retail locations still in operation and $0.5 million of which related to U.S. wholesale locations that are expected to close.
6. Intangible Assets and Goodwill
The following table details the carrying values of the Company's intangible assets that are subject to amortization (in millions):

	December 31, 2016			April 2, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Reacquired rights	$400.4	$9.4	$391.0	$—	$—	$—
Lease rights	73.2	21.6	51.6	73.3	17.8	55.5
Trademarks	23.0	16.0	7.0	23.0	15.1	7.9
Customer relationships	4.9	0.8	4.1	4.2	0.2	4.0
	$501.5	$47.8	$453.7	$100.5	$33.1	$67.4
Reacquired rights relate to the Company's reacquisition of the rights to use its trademarks and to import, sell, advertise and promote certain of its products in the previously licensed territories in the Greater China region and are being amortized through March 31, 2041, the expiration date of the related license agreement. Lease rights are amortized over the respective terms of the underlying lease, including highly probable renewal periods. Trademarks relate to the Company’s brand name and are amortized over twenty years. Customer relationships are amortized over five to ten years. Amortization expense for the three months ended December 31, 2016 and December 26, 2015 was $6.3 million and $1.8 million, respectively, and was $16.0 million and $5.9 million, respectively, for the nine months ended December 31, 2016 and December 26, 2015.
Estimated amortization expense for each of the next five years is as follows (in millions):

Remainder of Fiscal 2017	$6.1
Fiscal 2018	24.5
Fiscal 2019	24.5
Fiscal 2020	24.5
Fiscal 2021	24.2
Thereafter	349.9
$453.7
The following table details the changes in goodwill for each of the Company's reportable segments (in millions):

	Retail	Wholesale	Licensing	Total
Balance at April 2, 2016	$8.0	$13.3	$1.9	$23.2
Acquisition of MKHKL	83.9	12.6	—	96.5
Balance at December 31, 2016	$91.9	$25.9	$1.9	$119.7
Goodwill is not amortized but will be evaluated for impairment in the fourth quarter of Fiscal 2017, or whenever impairment indicators exist. There were no impairment charges recorded for any of the Company's intangible assets during the fiscal periods presented.

7. Other Current Assets and Liabilities

Prepaid expenses and other current assets consist of the following (in millions):

	December 31, 2016	April 2, 2016
Prepaid taxes	$85.6	$57.8
Prepaid rent	22.8	27.3
Leasehold incentive receivable	12.2	8.9
Unrealized gains on forward foreign exchange contracts	9.5	0.1
Restricted cash	1.1	—
Other	29.1	19.0
	$160.3	$113.1
Accrued expenses and other current liabilities consist of the following (in millions):

	December 31, 2016	April 2, 2016
Accrued capital expenditures	$36.2	$33.6
Other taxes payable	54.0	38.2
Accrued rent	29.0	30.5
Gift cards and retail store credits	13.6	13.1
Accrued advertising and marketing	22.7	8.8
Professional services	7.8	7.0
Advance royalties	9.9	30.2
Unrealized loss on forward foreign currency exchange contracts	0.3	5.5
Other	28.5	25.9
	$202.0	$192.8
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
Borrowings under the 2015 Credit Facility bear interest, at the Company's option, at (i) for loans denominated in U.S. Dollars, an alternative base rate, which is the greater of the prime rate publicly announced from time to time by JPMorgan Chase, the federal funds effective rate or Federal Reserve Bank of New York overnight bank funding rate plus 50 basis points or the one-month London Interbank Offered Rate adjusted for statutory reserve requirements for Euro-currency liabilities ("Adjusted LIBOR") plus 100 basis points, in each case, plus an applicable margin based on the Company's leverage ratio; (ii) Adjusted LIBOR for the applicable interest period, plus an applicable margin based on the Company's leverage ratio; (iii) for Canadian borrowings, the Canadian prime rate, which is the greater of the PRIMCAN Index rate or the rate applicable to one-month Canadian Dollar banker's acceptances quoted on Reuters ("CDOR") plus 100 basis points, plus an applicable margin based on the Company's leverage ratio; or (iv) for Canadian borrowings, the average CDOR rate for the applicable interest period, plus an applicable margin based on the Company's leverage ratio.

The 2015 Credit Facility requires the Company to maintain a leverage ratio at the end of each fiscal quarter of no greater than 3.5 to 1. Such leverage ratio is calculated as the ratio of the sum of total indebtedness as of the date of the measurement plus 6.0 times the consolidated rent expense for the last four consecutive fiscal quarters, to Consolidated EBITDAR for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined as consolidated net income plus income tax expense, net interest expense, depreciation and amortization expense, consolidated rent expense and other non-cash charges, subject to certain deductions. The 2015 Credit Facility also includes covenants that limit additional indebtedness, guarantees, liens, acquisitions and other investments and cash dividends that are customary for financings of this type. As of December 31, 2016, the Company was in compliance with all covenants related to this agreement.
As of December 31, 2016, the Company had €135.0 million (approximately $142.0 million) in borrowings outstanding under the 2015 Credit Facility, which were recorded within short-term debt in its consolidated balance sheet as of December 31, 2016. In addition, stand-by letters of credit of $10.0 million were outstanding as of December 31, 2016. There were no borrowings outstanding under the 2015 Credit Facility as of April 2, 2016. At December 31, 2016, the amount available for future borrowings was $847.1 million.
Please refer to Note 9 in the Company's Fiscal 2016 Annual Report on Form 10-K for additional information about the Company's 2015 Credit Facility.
Hong Kong Credit Facility
In December 2016, the Company's Hong Kong subsidiary, Michael Kors (HK) Limited, renewed its uncommitted credit facility ("HK Credit Facility") with HSBC (the "Bank"), which may be used to fund general working capital needs of Michael Kors (HK) Limited through November 30, 2017, subject to the Bank's discretion. The HK Credit Facility provides Michael Kors (HK) Limited with a revolving line of credit of up to 100.0 million Hong Kong Dollars (approximately $12.9 million), and may be used to support bank guarantees. In addition, this credit facility provides for a business card facility of up to 0.4 million Hong Kong Dollars (less than $0.1 million). Borrowings under the HK Credit Facility must be made in increments of at least 5.0 million Hong Kong Dollars and bear interest at the Hong Kong Interbank Offered Rate ("HIBOR") plus 150 basis points. As of December 31, 2016, borrowings outstanding under the HK Credit Facility were 45.0 million Hong Kong Dollars (approximately $5.8 million), which were recorded within short-term debt in the Company's consolidated balance sheet as of December 31, 2016. In addition, as of December 31, 2016, bank guarantees supported by this facility were 11.8 million Hong Kong Dollars (approximately $1.5 million). At December 31, 2016, the amount available for future borrowings under the Hong Kong Credit Facility was 43.2 million Hong Kong Dollars (approximately $5.6 million).
Debt Obligations of MK Panama
The Company's consolidated balance sheet as of April 2, 2016 included $2.3 million in debt related to MK Panama, which was no longer outstanding as of December 31, 2016.
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
Please refer to the Contractual Obligations and Commercial Commitments disclosure within the Liquidity section of the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 2016 for a detailed disclosure of other commitments and contractual obligations as of April 2, 2016.
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
At December 31, 2016 and April 2, 2016, the fair values of the Company’s forward foreign currency exchange contracts, the Company’s only derivative instruments, were determined using broker quotations, which were calculations derived from observable market information: the applicable currency rates at the balance sheet date and those forward rates particular to the contract at inception. The Company makes no adjustments to these broker obtained quotes or prices but assesses the credit risk of the counterparty and would adjust the provided valuations for counterparty credit risk when appropriate. The fair values of the forward contracts are included in prepaid expenses and other current assets, and in accrued expenses and other current liabilities in the consolidated balance sheets, depending on whether they represent assets or liabilities to the Company.
All contracts are measured and recorded at fair value on a recurring basis and are categorized in Level 2 of the fair value hierarchy, as shown in the following table (in millions):

	Fair value at December 31, 2016 using:			Fair value at April 2, 2016 using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Forward foreign currency exchange contracts - assets	$—	$9.5	$—	$—	$0.1	$—
Forward foreign currency exchange contracts - liabilities	$—	$0.3	$—	$—	$5.5	$—
The Company’s cash and cash equivalents, restricted cash, accounts receivable and accounts payable, are recorded at carrying value, which approximates fair value. Borrowings under revolving credit agreements are recorded at carrying value, which approximates fair value due to the short-term nature of such borrowings.
Non-Financial Assets and Liabilities
The Company's non-financial assets include goodwill, intangible assets and property and equipment. Such assets are reported at their carrying values and are not subject to recurring fair value measurements. The Company's goodwill is assessed for impairment at least annually during the fourth quarter of each fiscal year, while its other long-lived assets, including fixed assets and finite-lived intangible assets, are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. During the nine months ended December 31, 2016, the Company recorded impairment charges of $4.9 million to impair retail store fixed assets with a book value of $5.4 million and a fair value of $0.5 million. The fair values of these assets were determined based on Level 3 measurements, based on the Company's best estimates of the amount and timing of the related stores' future discounted cash flows, based on historical experience and current market conditions. In addition, during the nine months ended December 31, 2016, the Company recorded charges of $0.5 million to fully impair fixed assets for certain U.S. wholesale operations that are expected to close.
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

The following table details the fair value of the Company’s derivative contracts, which are recorded on a gross basis in the consolidated balance sheets as of December 31, 2016 and April 2, 2016 (in millions):

			Fair Values
	Notional Amounts		Current Assets (1)		Current Liabilities (2)
	December 31, 2016	April 2, 2016	December 31, 2016	April 2, 2016	December 31, 2016	April 2, 2016
Designated forward foreign currency exchange contracts	$182.9	$174.1	$8.4	$0.1	$0.3	$5.1
Undesignated forward foreign currency exchange contracts	21.7	30.0	1.1	—	—	0.4
Total	$204.6	$204.1	$9.5	$0.1	$0.3	$5.5

(1)	Recorded within prepaid expenses and other current assets in the Company’s consolidated balance sheets.

(2)	Recorded within accrued expenses and other current liabilities in the Company’s consolidated balance sheets.
The Company records and presents the fair values of all of its derivative assets and liabilities in its consolidated balance sheet on a gross basis as shown in the above table. However, the Company has derivative assets and liabilities of $9.5 million and $0.1 million, respectively, that are subject to master netting arrangements. If the Company were to offset and record the asset and liability balances for its derivative instruments on a net basis in accordance with the terms of its master netting arrangements, which provide for the right to setoff amounts for similar transactions denominated in the same currencies, derivative net assets and net liabilities as of December 31, 2016 would be $9.4 million and $0.2 million, respectively. The Company's master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties. The Company’s derivative financial instruments were not subject to master netting arrangements in prior periods.
Changes in the fair value of the effective portion of the Company’s forward foreign currency exchange contracts that are designated as accounting hedges are recorded in equity as a component of accumulated other comprehensive income, and are reclassified from accumulated other comprehensive income into earnings when the items underlying the hedged transactions are recognized into earnings, as a component of cost of sales within the Company’s consolidated statements of operations. The following tables summarize the impact of the effective portion of gains and losses of the forward contracts designated as hedges for the three and nine months ended December 31, 2016 and December 26, 2015 (in millions):

	Three Months Ended
	December 31, 2016		December 26, 2015
	Pre-Tax Gain Recognized in OCI (Effective Portion)	Pre-Tax Loss Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax Gain Recognized in OCI (Effective Portion)	Pre-Tax Gain Reclassified from Accumulated OCI into Earnings (Effective Portion)
Forward foreign currency exchange contracts	$10.2	$(0.2)	$0.5	$5.8

	Nine Months Ended
	December 31, 2016		December 26, 2015
	Pre-Tax Gain Recognized in OCI (Effective Portion)	Pre-Tax Amount Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax Loss Recognized in OCI (Effective Portion)	Pre-Tax Gain Reclassified from Accumulated OCI into Earnings (Effective Portion)
Forward foreign currency exchange contracts	$12.3	$—	$(17.8)	$8.2
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
During the three and nine months ended December 31, 2016, the Company recognized net gains of $1.8 million and $2.1 million, respectively, related to changes in the fair value of undesignated forward currency exchange contracts within foreign currency loss in the Company’s consolidated statement of operations. During the three and nine months ended December 26, 2015, the Company recognized net losses related to changes in the fair value of undesignated forward foreign currency exchange contracts of $0.1 million and $1.5 million, respectively.

12. Shareholders’ Equity
Share Repurchase Program
On May 25, 2016, the Company's Board of Directors authorized a $1.0 billion share repurchase program, which replaced the remaining balance of the previous share repurchase program authorized on October 30, 2014. During the nine months ended December 31, 2016 and December 26, 2015, the Company repurchased 15,114,538 shares and 21,066,858 shares, respectively, at a cost of $750.0 million and $950.0 million, respectively, under its share-repurchase programs through open market transactions. As of December 31, 2016, the remaining availability under the Company’s new share repurchase program was $250.0 million.
The Company also has in place a “withhold to cover” repurchase program, which allows the Company to withhold ordinary shares from certain executive officers to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards. During the nine month periods ended December 31, 2016 and December 26, 2015, the Company withheld 100,552 shares and 54,875 shares, respectively, at a cost of $4.8 million and $2.4 million, respectively, in satisfaction of minimum tax withholding obligations relating to the vesting of restricted share awards.
13. Accumulated Other Comprehensive Loss
The following table details changes in the components of accumulated other comprehensive income (loss) ("AOCI"), net of taxes for the nine months ended December 31, 2016 and December 26, 2015, respectively (in millions):

	Foreign Currency Translation (Losses) Gains		Net Gains (Losses) on Derivatives (1)	Total Accumulated Other Comprehensive (Loss) Income
Balance at March 28, 2015	$(96.1)		$29.3	$(66.8)
Other comprehensive loss before reclassifications	(7.8)		(15.9)	(23.7)
Less: net gains reclassified from AOCI to earnings (2)	—		7.4	7.4
Other comprehensive loss, net of tax	(7.8)		(23.3)	(31.1)
Balance at December 26, 2015	$(103.9)		$6.0	$(97.9)

Balance at April 2, 2016	$(77.6)		$(3.2)	$(80.8)
Other comprehensive (loss) income before reclassifications	(20.8)	(3)	11.1	(9.7)
Less: net loss reclassified from AOCI to earnings	—		(0.1)	(0.1)
Other comprehensive (loss) income, net of tax	(20.8)		11.2	(9.6)
Balance at December 31, 2016	$(98.4)		$8.0	$(90.4)
Less: other comprehensive loss attributable to noncontrolling interest	(0.3)		—	(0.3)
Other comprehensive loss attributable to MKHL at December 31, 2016	$(98.1)		$8.0	$(90.1)
_________________________

(1)
Accumulated other comprehensive income balance related to net gains on derivative financial instruments as of December 31, 2016 is net of tax provisions of $0.8 million and was immaterial as of April 2, 2016. Accumulated other comprehensive income balance related to net gains on derivative financial instruments as of December 26, 2015 and March 28, 2015 is net of tax provisions of $0.7 million and $3.3 million, respectively. Other comprehensive income (loss) before reclassifications related to derivative financial instruments for the nine months ended December 31, 2016 and December 26, 2015 is net of tax provision of $1.1 million and tax benefit of $1.8 million, respectively.

(2)
Reclassified amounts relate to the Company’s forward foreign currency exchange contracts for inventory purchases and are recorded within cost of goods sold in the Company’s consolidated statements of operations. The amounts reclassified from other comprehensive income for the three and nine months ended December 26, 2015 are net of tax provisions of $0.6 million and $0.8 million, respectively, which are recorded within income tax expense in the Company's consolidated statement of operations. All other tax effects were not material for the periods presented.

(3)	Foreign currency translation losses for the nine months ended December 31, 2016 include net losses of $3.1 million on intra-entity transactions that are of a long-term investment nature.

14. Share-Based Compensation
The Company issues equity grants to certain employees and directors of the Company at the discretion of the Company’s Compensation and Talent Committee. The Company has two equity plans, one adopted in Fiscal 2008, the Michael Kors (USA), Inc. Stock Option Plan (as amended and restated, the “2008 Plan”), and the other adopted in the third fiscal quarter of Fiscal 2012 and amended and restated with shareholder approval in May 2015, the Michael Kors Holdings Limited Amended and Restated Omnibus Incentive Plan (the “Incentive Plan”). The 2008 Plan only provided for grants of share options and was authorized to issue up to 23,980,823 ordinary shares. As of December 31, 2016, there were no shares available to grant equity awards under the 2008 Plan. The Incentive Plan allows for grants of share options, restricted shares and restricted share units, and other equity awards, and authorizes a total issuance of up to 15,246,000 ordinary shares. At December 31, 2016, there were 8,416,402 ordinary shares available for future grants of equity awards under the Incentive Plan. Option grants issued from the 2008 Plan generally expire ten years from the date of the grant, and those issued under the Incentive Plan generally expire seven years from the date of the grant.

Share Options
Share options are generally exercisable at no less than the fair market value on the date of grant. The Company has issued two types of option grants, those that vest based on the attainment of a performance target and those that vest based on the passage of time. Under the 2008 Plan, performance-based share options may vest based upon the attainment of one of two performance measures. One performance measure is a divisional performance target and the other measure is a company-wide performance target, which is based on a cumulative minimum growth requirement in consolidated net equity. The individual performance target vests 20% of the total option grant each year the target is satisfied. The individual has ten years in which to achieve five individual performance vesting tranches. The company-wide performance target must be achieved over the ten-year term. Performance is measured at the end of the term, and any unvested options vest if the target is achieved. The Company-wide performance target is established at the time of the grant. The target metrics underlying individual performance vesting requirements are established for each recipient each year up until such time as the grant is fully vested. Under the Incentive Plan, options subject to time-based vesting requirements become vested in four equal increments on each of the first, second, third and fourth anniversaries of the date on which such options were awarded.
The following table summarizes the share option activity during the nine months ended December 31, 2016:

	Number of Options	Weighted Average Exercise Price
Outstanding at April 2, 2016	5,820,413	$28.41
Granted	177,666	$49.88
Exercised	(757,995)	$10.49
Canceled/forfeited	(155,746)	$73.74
Outstanding at December 31, 2016	5,084,338	$30.44
The weighted average grant date fair value for options granted during the nine months ended December 31, 2016 and December 26, 2015 was $13.79 and $14.35 respectively.
The following table represents assumptions used to estimate the fair value of options:

	Nine Months Ended
	December 31 2016	December 26 2015
Expected dividend yield	0.0%	0.0%
Volatility factor	30.1%	31.1%
Weighted average risk-free interest rate	1.1%	1.6%
Expected life of option	4.75 years	4.75 years

Restricted Shares and Restricted Share Units
The Company grants restricted shares and restricted share units at the fair market value on the date of the grant. Expense for restricted share awards is based on the closing market price of the Company’s shares on the date of grant and is recognized ratably over the vesting period net of expected forfeitures.
Restricted share grants generally vest in equal increments on each of the four anniversaries of the date of grant. In addition, the Company grants two types of restricted share unit (“RSU”) awards: time-based RSUs and performance-based RSUs. Time-based RSUs generally vest in full either on the first anniversary of the date of the grant for our independent directors, or in equal increments on each of the four anniversaries of the date of grant. Performance-based RSUs vest in full on the three-year anniversary of the date of grant, subject to the employee’s continued employment during the vesting period and only if certain pre-established cumulative performance targets are met at the end of the three-year performance period. Expense related to performance-based RSUs is recognized ratably over the three-year performance period, net of forfeitures, based on the probability of attainment of the related performance targets. The potential number of shares that may be earned ranges between 0%, if the minimum level of performance is not attained, and 150%, if the level of performance is at or above the pre-determined maximum achievement level.
The following table summarizes restricted share activity during the nine months ended December 31, 2016:

	Restricted Shares
	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at April 2, 2016	390,229	$82.38
Granted	—	$—
Vested	(139,080)	$79.46
Canceled/forfeited	(41,934)	$83.22
Unvested at December 31, 2016	209,215	$84.16
The following table summarizes the RSU activity during the nine months ended December 31, 2016:

	Service-based		Performance-based
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Unvested at April 2, 2016	1,071,058	$47.13	579,774	$61.84
Granted	809,409	$50.08	98,237	$49.88
Achievement of performance condition	—	$—	80,093	$62.24
Vested	(252,684)	$47.08	(240,278)	$62.24
Canceled/forfeited	(149,557)	$46.55	(23,427)	$74.28
Unvested at December 31, 2016	1,478,226	$48.82	494,399	$58.75
Share-Based Compensation Expense
The following table summarizes compensation expense attributable to share-based compensation for the three and nine months ended December 31, 2016 and December 26, 2015 (in millions):

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
Share-based compensation expense	$5.3	$12.8	$26.7	$38.7
Tax benefits related to share-based compensation expense	$1.6	$4.3	$9.1	$13.1
Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate to date. The estimated value of future forfeitures for equity grants as of December 31, 2016 is approximately $2.4 million.

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

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
U.K. statutory tax rate	20.0%	20.0%	20.0%	20.0%
Effect of operations in non-U.K. jurisdictions	6.5%	6.3%	7.0%	7.6%
Global financing activities	(10.7)%	(2.2)%	(10.1)%	(2.2)%
State and local income taxes, net of federal benefit	1.3%	2.0%	1.2%	1.9%
Other	3.5%	1.9%	2.7%	1.3%
Effective tax rate	20.6%	28.0%	20.8%	28.6%
16. Segment Information
The Company operates its business through three operating segments—Retail, Wholesale and Licensing—which are based on its business activities and organization. The operating segments are segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by the Company's chief operating decision maker in deciding how to allocate resources, as well as in assessing performance. The primary key performance indicators are net sales or revenue (in the case of Licensing) and operating income for each segment. The Company’s reportable segments represent channels of distribution that offer similar merchandise, customer experience and sales/marketing strategies. The Company’s Retail segment includes sales through the Company owned stores, including “Collection,” “Lifestyle” including “concessions,” and outlet stores located throughout the Americas (U.S., Canada and Latin America, excluding Brazil), Europe, and Asia, as well as the Company’s e-commerce sales. Products sold through the Retail segment include women’s apparel, accessories (which include handbags and small leather goods such as wallets), men's apparel, footwear and licensed products, such as watches, jewelry, fragrances and beauty, and eyewear. The Wholesale segment includes sales primarily to major department stores and specialty shops throughout the Americas, Europe and Asia. Products sold through the Wholesale segment include accessories (which include handbags and small leather goods such as wallets), footwear and women’s and men’s apparel. We also have wholesale arrangements pursuant to which we sell products to our geographic licensees. The Licensing segment includes royalties earned on licensed products and use of the Company’s trademarks, and rights granted to third parties for the right to operate retail stores and/or sell the Company’s products in certain geographic regions such as Brazil, the Middle East, Eastern Europe, certain parts of Asia and Australia. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. Corporate overhead expenses are allocated to the segments based upon specific usage or other allocation methods.
The Company has allocated $25.9 million, $91.9 million and $1.9 million of its recorded $119.7 million goodwill as of December 31, 2016 to its Wholesale, Retail and Licensing segments, respectively. Please refer to Note 3 and Note 6 for goodwill recorded upon the Company's acquisition of MKHKL on May 31, 2016. As of April 2, 2016, the Company's goodwill balance of $23.2 million was allocated $13.3 million, $8.0 million and $1.9 million to the Company's Wholesale, Retail and Licensing segments, respectively. The Company does not have identifiable assets separated by segment.

The following table presents the key performance information of the Company’s reportable segments (in millions):

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
Revenue:
Net sales: Retail	$836.7	$766.2	$1,996.8	$1,822.3
Wholesale	473.1	575.4	1,319.7	1,553.4
Licensing	43.0	55.8	112.4	137.7
Total revenue	$1,352.8	$1,397.4	$3,428.9	$3,513.4

Income from operations:
Retail	$178.2	$212.9	$314.4	$433.7
Wholesale	140.2	160.2	367.2	423.4
Licensing	23.5	36.2	50.9	73.9
Income from operations	$341.9	$409.3	$732.5	$931.0
Depreciation and amortization expense for each segment are as follows (in millions):

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
Depreciation and amortization:
Retail	$40.1	$27.3	$114.6	$80.8
Wholesale	15.1	17.4	46.3	50.9
Licensing	0.5	0.3	1.6	1.0
Total depreciation and amortization	$55.7	$45.0	$162.5	$132.7
Total revenue (as recognized based on country of origin), and long-lived assets by geographic location of the consolidated Company are as follows (in millions):

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
Revenue:
The Americas (U.S., Canada and Latin America)(1)	$983.8	$1,062.0	$2,419.7	$2,627.5
Europe	256.7	276.0	728.7	736.2
Asia	112.3	59.4	280.5	149.7
Total revenue	$1,352.8	$1,397.4	$3,428.9	$3,513.4

	As of
	December 31, 2016	April 2, 2016
Long-lived assets:
The Americas (U.S., Canada and Latin America)(1)	$474.1	$507.7
Europe	280.0	284.2
Asia	470.6	33.7
Total Long-lived assets	$1,224.7	$825.6

(1)
Net revenues earned in the U.S. were $925.7 million and $2.261 billion, respectively, during the three and nine months ended December 31, 2016, and were $997.7 million and $2.469 billion, respectively for the three and nine months ended December 26, 2015. Long-lived assets located in the U.S. as of December 31, 2016 and April 2, 2016 were $441.5 million and $472.2 million, respectively.

17. Related Party Transactions
The Company’s Chief Creative Officer, Michael Kors, and the Company’s Chief Executive Officer, John Idol, and certain of the Company’s former shareholders, including Sportswear Holdings Limited, jointly owned Michael Kors Far East Holdings Limited, a BVI company, prior to the Company's acquisition of MKHKL on May 31, 2016, which eliminated their ownership interests. On April 1, 2011, the Company entered into certain licensing agreements with certain subsidiaries of Michael Kors Far East Holdings Limited, including MKHKL, (the “Licensees”), which provided the Licensees with certain exclusive rights for use of the Company’s trademarks within China, Hong Kong, Macau and Taiwan, and to import, sell, advertise and promote certain of the Company’s products in these regions, as well as to own and operate stores bearing the Company’s tradenames. The agreements between the Company and the Licensees were scheduled to expire on March 31, 2041, and could be terminated by the Company at certain intervals if certain minimum sales benchmarks were not met. Royalties earned under these agreements were approximately $1.2 million during the two months ended May 31, 2016 preceding the acquisition, and $2.0 million and $5.3 million , respectively, during the three months and nine months ended December 26, 2015. These royalties were driven by Licensee sales (of the Company’s goods) to their customers of approximately $28.9 million during the two months ended May 31, 2016 preceding the acquisition, and approximately $45.4 million and $120.3 million, respectively, during the three months and nine months ended December 26, 2015. In addition, the Company sold certain inventory items to the Licensees through its wholesale segment at terms consistent with those of similar licensees in the region. During the two-month period ended May 31, 2016 preceding the acquisition, amounts recognized as net sales in the Company’s consolidated statements of operations and comprehensive income related to these sales were approximately $7.9 million. During the three months and nine months ended December 26, 2015, amounts recognized as net sales were approximately $19.1 million and $49.1 million, respectively. As of April 2, 2016, the Company’s total accounts receivable from this related party were $16.1 million. Please refer to Note 3 for information relating to the Company's acquisition of MKHKL on May 31, 2016.
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
A former executive officer of our Company is married to an employee of one of our suppliers of fixtures for our shop-in-shops, retail stores and showrooms. During the three and nine months ended December 31, 2016, purchases from this supplier reflected in the Company's consolidated financial statements were $1.1 million and $1.7 million, respectively, and during the three and nine months ended December 26, 2015, purchases from this supplier reflected in the Company's consolidated financial statements were $2.7 million and $3.2 million, respectively. Accounts payable to this supplier were $0.6 million as of December 31, 2016 and immaterial as of April 2, 2016.
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

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis (“MD&A”) of our Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto included as part of this interim report. This discussion contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may,” “expect,” “anticipate,” “estimate,” “seek,” “intend,” “believe” or similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, capital expenditures, general and administrative expenses, capital resources, new stores, additional financings or borrowings and additional losses and are subject to risks and uncertainties including, but not limited to, those discussed in this report that could cause actual results to differ materially from the results contemplated by these forward-looking statements. We also urge you to carefully review the risk factors set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended April 2, 2016, filed with the Securities and Exchange Commission on June 1, 2016, as well as in our Form 10-Q for the quarterly period ended July 2, 2016, filed with the Securities and Exchange Commission on August 11, 2016 (File No. 001-35368).
Overview
Our Business
We are a global luxury lifestyle brand led by a world-class management team and a renowned, award-winning designer. Since launching his namesake brand over 35 years ago, Michael Kors has featured distinctive designs, materials and craftsmanship with a jet-set aesthetic that combines stylish elegance and a sporty attitude. Mr. Kors’ vision has taken the Company from its beginnings as an American luxury sportswear house to a global accessories, footwear and apparel company with a presence in over 100 countries. As a highly recognized luxury lifestyle brand in North America, with accelerating awareness in targeted international markets, we have experienced sales momentum and intend to continue along this course as we grow our business.
We operate our business in three segments—retail, wholesale and licensing—and we have a strategically controlled global distribution network focused on company-operated retail stores, leading department stores, specialty stores and select licensing partners. As of December 31, 2016, our retail segment included 397 retail stores in the Americas (including concessions) and 419 international retail stores (including concessions) throughout Europe and certain parts of Asia. In addition, our retail segment included e-commerce sites in the United States (“U.S.”) and Canada, our six newly-launched European e-commerce sites in the United Kingdom, Germany, France, Switzerland, Spain and Italy, and our newly-launched e-commerce site in China. As of December 31, 2016, our wholesale segment included wholesale sales through approximately 1,458 department store doors and 896 specialty store doors in the Americas and wholesale sales through approximately 1,122 specialty store doors and 222 department store doors internationally. Our remaining revenue is generated through our licensing segment, through which we license to third parties certain production, sales and/or distribution rights. During the nine months ended December 31, 2016, our licensing segment accounted for approximately 3.3% of our total revenue and consisted of royalties earned on licensed products and our geographic licenses.
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
Currency fluctuation and the Strengthening U.S. Dollar. Our consolidated operations are impacted by the relationships between our reporting currency, the U.S. dollar, and those of our non-U.S. subsidiaries whose functional/local currency is other than the U.S. dollar. During the three and nine months ended December 31, 2016, our results have been negatively impacted by the declines in value of the British Pound relative to the U.S. Dollar of 18% and 13%, respectively, compared to the same prior year periods, following the affirmative vote by the United Kingdom to leave the European Union earlier this fiscal year. Our results have been positively impacted by increases in the value of the Japanese Yen relative to the U.S. Dollar of approximately 12% and 15%, respectively, during the three and nine months ended December 31, 2016 compared to the same prior year periods. We continue to expect significant volatility in the global foreign currency exchange rates, which may have a negative impact on the operations of certain of our non-U.S. subsidiaries in the future.
Disruptions in shipping and distribution. Our operations are subject to the impact of shipping disruptions as a result of changes or damage to our distribution infrastructure, as well as due to external factors. Any future disruptions in our shipping and distribution network could have a negative impact on our results of operations.
Costs of Manufacturing. Our industry is subject to volatility in costs related to certain raw materials used in the manufacturing of our products. This volatility applies primarily to costs driven by commodity prices, which can increase or decrease dramatically over a short period of time. These fluctuations may have a material impact on our sales, results of operations and cash flows to the extent they occur. We use commercially reasonable efforts to mitigate these effects by sourcing our products as efficiently as possible. In addition, manufacturing labor costs are also subject to degrees of volatility based on local and global economic conditions. We use commercially reasonable efforts to source from localities that suit our manufacturing standards and result in more favorable labor driven costs for our products.
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Critical accounting policies are those that are the most important to the portrayal of our financial condition and results of operations, and that require our most difficult, subjective and complex judgments to make estimates about the effect of matters that are inherently uncertain. In applying such policies, we must use certain assumptions that are based upon our informed judgments, assessments of probability and best estimates. Estimates, by their nature, are subjective and are based upon analysis of available information, including historical factors, current circumstances and the experience and judgment of management. Our critical accounting policies are disclosed in full in the MD&A section of our Annual Report on Form 10-K for the fiscal year ended April 2, 2016. There have been no significant changes in our critical accounting policies since April 2, 2016.

Segment Information
We generate revenue through three business segments: retail, wholesale and licensing. The following table presents our revenue and income from operations by segment for the three and nine months ended December 31, 2016 and December 26, 2015 (in millions):

		Three Months Ended		Nine Months Ended
		December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
Revenue:
Net sales:	Retail	$836.7	$766.2	$1,996.8	$1,822.3
	Wholesale	473.1	575.4	1,319.7	1,553.4
Licensing		43.0	55.8	112.4	137.7
Total revenue		$1,352.8	$1,397.4	$3,428.9	$3,513.4

Income from operations:
Retail		$178.2	$212.9	$314.4	$433.7
Wholesale		140.2	160.2	367.2	423.4
Licensing		23.5	36.2	50.9	73.9
Income from operations		$341.9	$409.3	$732.5	$931.0
Retail
We have four primary retail store formats: "Collection" stores, "Lifestyle" stores, outlet stores and e-commerce, through which we sell our products, as well as licensed products bearing our name, directly to the end consumer throughout the Americas, Europe and certain parts of Asia. In addition to these four retail store formats, we operate concessions in a select number of department stores. Our "Collection" stores are located in highly prestigious shopping areas, while our "Lifestyle" stores are located in well-populated commercial shopping locations and leading regional shopping centers. Our outlet stores, which are generally in outlet centers, extend our reach to additional consumer groups. Our e-commerce business includes our existing e-commerce sites in the U.S. and Canada, as well as our recently launched sites in Europe and China. During the second quarter of Fiscal 2017, we launched our first two European e-commerce sites in the United Kingdom and Germany. During the third quarter of Fiscal 2017, we further expanded our e-commerce presence by launching an e-commerce site in China and four additional European e-commerce sites in France, Switzerland, Spain and Italy, with plans to continue to expand our e-commerce presence into Fiscal 2018.
The following table presents the growth in our network of retail stores for the three and nine months ended December 31, 2016 and December 26, 2015:

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
Full price retail stores including concessions:
Number of stores	606	455	606	455
Increase during period	23	28	114	82
Percentage increase vs. prior year	33.2%	26.7%	33.2%	26.7%
Total gross square footage	1,393,457	1,099,622	1,393,457	1,099,622
Average square footage per store	2,299	2,417	2,299	2,417
Outlet stores:
Number of stores	210	168	210	168
Increase during period	6	6	34	15
Percentage increase vs. prior year	25.0%	12.0%	25.0%	12.0%
Total gross square footage	835,370	617,546	835,370	617,546
Average square footage per store	3,978	3,676	3,978	3,676

The following table presents our retail stores by geographic location:

	As of
	December 31, 2016		December 26, 2015
Store count by region:
The Americas (U.S., Canada and Latin America)	397		392
Europe	199		171
Asia	220	(1)	60
Total	816		623

(1)
Includes 107 stores associated with the previously licensed business in Greater China acquired on May 31, 2016 and 36 stores associated the previously licensed business in South Korea acquired on January 1, 2016. Please refer to Note 3 to the accompanying consolidated financial statements for additional information.

Wholesale
We sell our products directly to department stores primarily located across the Americas and Europe to accommodate consumers who prefer to shop at major department stores. In addition, we sell to specialty stores for those consumers who enjoy the boutique experience afforded by such stores, as well as to travel retail shops in the Americas, Europe and Asia. We also have wholesale arrangements pursuant to which we sell products to our geographic licensees. We continue to focus our sales efforts and drive sales in existing locations by enhancing presentation, primarily through the creation of more shop-in-shops with our proprietary fixtures that effectively communicate our brand and create a more personalized shopping experience for consumers. We tailor our assortments through wholesale product planning and allocation processes to better match the demands of our department store customers in each local market.
The following table presents the increase (decrease) in our global network of wholesale doors during the three and nine months ended December 31, 2016 and December 26, 2015:

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
Number of full-price wholesale doors	3,698	4,012	3,698	4,012
Increase (decrease) during period	36	19	(191)	(26)
Percentage (decrease) increase vs. prior year	(7.8)%	0.8%	(7.8)%	0.8%
Licensing
We generate revenue through product and geographic licensing arrangements. Our product license agreements allow third parties to use our brand name and trademarks in connection with the manufacturing and sale of a variety of products, including watches, jewelry, fragrances and beauty, and eyewear. In our product licensing arrangements, we take an active role in the design, marketing and distribution of products under our brands. Our geographic licensing arrangements allow third parties to use our tradenames in connection with the retail and/or wholesale sales of our branded products in specific geographic regions. During Fiscal 2016, we acquired a controlling interest in MK Panama on June 28, 2015 and acquired direct control of the previously licensed business in South Korea on January 1, 2016. During Fiscal 2017, we acquired direct control of our licensed operations in the Greater China region on May 31, 2016. The results of the acquired businesses are now being reported as part of our retail and wholesale operations. During the second quarter of Fiscal 2017, the Company licensed the right to operate retail stores bearing the Michael Kors trademark to a third party in Brazil.

Key Performance Indicators and Statistics
We use a number of key indicators of operating results to evaluate our performance, including the following (dollars in millions):

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
Total revenue	$1,352.8	$1,397.4	$3,428.9	$3,513.4
Gross profit as a percent of total revenue	59.6%	59.5%	59.5%	59.8%
Income from operations	$341.9	$409.3	$732.5	$931.0

Retail net sales - the Americas	$584.2	$589.6	$1,362.0	$1,371.1
Retail net sales - Europe	$150.9	$151.1	$401.2	$383.7
Retail net sales - Asia	$101.6	$25.5	$233.6	$67.5
Decreases in comparable store net sales	(6.9)%	(0.9)%	(6.6)%	(5.6)%

Wholesale net sales - the Americas	$372.9	$440.0	$987.6	$1,175.3
Wholesale net sales - Europe	$89.5	$101.5	$285.2	$295.9
Wholesale net sales - Asia	$10.7	$33.9	$46.9	$82.2
General Definitions for Operating Results
Net sales consist of sales from comparable retail stores and non-comparable retail stores, net of returns and markdowns, as well as those made to our wholesale customers, net of returns, discounts, markdowns and allowances.
Comparable store sales include sales from a retail store or e-commerce site that has been operating for one full year after the end of the first month of its operation under our ownership. For stores that are closed, sales that were made in the final month of their operations (assuming closure prior to the fiscal month's end), are excluded from the calculation of comparable store sales. Additionally, sales for stores that are either relocated, or expanded by a square footage of 25% or greater, in any given fiscal year, are also excluded from the calculation of comparable store sales at the time of their move or interruption, until such stores have been in their new location, or are operating under their new size/capacity, for at least one full year after the end of the first month of their relocation or expansion. All comparable store sales are presented on a 52-week basis. Comparable store sales are reported on a global basis, which represents management’s view of our Company as an expanding global business.
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
Impairment of long-lived assets consists of charges to write-down fixed assets to fair value.
Income from operations consists of gross profit minus total operating expenses.
Other (income) expense, net includes insurance settlements, proceeds received related to our anti-counterfeiting efforts and equity income or loss earned on our joint venture (prior to obtaining controlling interest in MK Panama). In future periods, it may include any other miscellaneous activities not directly related to our operations.
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
Foreign currency loss includes net gains or losses related to the mark-to-market (fair value) on our forward currency contracts not designated as accounting hedges and unrealized income or loss from the re-measurement of monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries.
Noncontrolling interest represents the portion of the equity ownership in MK Panama, which is not attributable to the Company. On June 28, 2015, we obtained a controlling interest in MK Panama and began to consolidate its financial results in our operations.

Results of Operations
Comparison of the three months ended December 31, 2016 with the three months ended December 26, 2015
The following table details the results of our operations for the three months ended December 31, 2016 and for the three months ended December 26, 2015, and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Three Months Ended		$ Change	% Change	% of Total Revenue for the Three Months Ended
	December 31, 2016	December 26, 2015			December 31, 2016	December 26, 2015
Statements of Operations Data:
Net sales	$1,309.8	$1,341.6	$(31.8)	(2.4)%
Licensing revenue	43.0	55.8	(12.8)	(22.9)%
Total revenue	1,352.8	1,397.4	(44.6)	(3.2)%
Cost of goods sold	547.1	565.5	(18.4)	(3.3)%	40.4%	40.5%
Gross profit	805.7	831.9	(26.2)	(3.1)%	59.6%	59.5%
Selling, general and administrative expenses	407.6	377.6	30.0	7.9%	30.1%	27.0%
Depreciation and amortization	55.7	45.0	10.7	23.8%	4.1%	3.2%
Impairment of long-lived assets	0.5	—	0.5	NM	—%	—%
Total operating expenses	463.8	422.6	41.2	9.7%	34.3%	30.2%
Income from operations	341.9	409.3	(67.4)	(16.5)%	25.3%	29.3%
Other income, net	(4.1)	(0.1)	(4.0)	NM	(0.3)%	—%
Interest expense, net	3.4	0.6	2.8	466.7%	0.3%	—%
Foreign currency loss	0.9	0.2	0.7	350.0%	0.1%	—%
Income before provision for income taxes	341.7	408.6	(66.9)	(16.4)%	25.3%	29.2%
Provision for income taxes	70.4	114.4	(44.0)	(38.5)%	5.2%	8.2%
Net income	271.3	294.2	(22.9)	(7.8)%
Less: Net loss attributable to noncontrolling interest	—	(0.4)	0.4	NM
Net income attributable to MKHL	$271.3	$294.6	$(23.3)	(7.9)%
___________________
NM Not meaningful
Total Revenue
Total revenue decreased $44.6 million, or 3.2%, to $1.353 billion for the three months ended December 31, 2016, compared to $1.397 billion for the three months ended December 26, 2015, which included net unfavorable foreign currency effects of approximately $7.8 million, primarily related to the weakening of the British Pound, partially offset by the strengthening of the Japanese Yen against the U.S. Dollar during the three months ended December 31, 2016 as compared to the same prior year period. On a constant currency basis, our total revenue decreased $36.8 million, or 2.6%. The decrease in our total revenue was primarily attributable to lower wholesale and licensing revenues, partially offset by increased revenue from our retail business. Total revenue for the three months ended December 31, 2016 included approximately $49.2 million of incremental revenue attributable to our recent acquisitions, including $44.6 million related to our acquisition of the Greater China operations on May 31, 2016 and $4.6 million related to our acquisition of MK Korea on January 1, 2016.

The following table details revenues for our three business segments (dollars in millions):

	Three Months Ended			% Change		% of Total Revenue for the Three Months Ended
	December 31, 2016	December 26, 2015	$ Change	As Reported	Constant Currency	December 31, 2016	December 26, 2015
Revenue:
Net sales: Retail	$836.7	$766.2	$70.5	9.2%	10.0%	61.8%	54.8%
Wholesale	473.1	575.4	(102.3)	(17.8)%	(17.5)%	35.0%	41.2%
Licensing	43.0	55.8	(12.8)	(22.9)%	(22.9)%	3.2%	4.0%
Total revenue	$1,352.8	$1,397.4	$(44.6)	(3.2)%	(2.6)%
Retail
Net sales from our retail stores increased $70.5 million, or 9.2%, to $836.7 million for the three months ended December 31, 2016, compared to $766.2 million for the three months ended December 26, 2015, which included net unfavorable foreign currency effects of $6.4 million. On a constant currency basis, net sales from our retail stores increased $76.9 million, or 10.0%. We operated 816 retail stores, including concessions, as of December 31, 2016, compared to 623 retail stores, including concessions, as of December 26, 2015.
During the three months ended December 31, 2016, our comparable store sales decreased $47.3 million, or 6.9%, which included net unfavorable foreign currency effects of approximately $3.7 million. Our comparable store sales benefited approximately 340 basis points from the inclusion of the North American e-commerce sales in comparable store sales. On a constant currency basis, our comparable store sales decreased $43.6 million, or 6.4%. The decrease in our comparable store sales was attributable to lower sales from our women's accessories, watches and jewelry product categories, offset in part by higher apparel sales during the three months ended December 31, 2016, as compared to the three months ended December 26, 2015.
Our non-comparable store sales increased $117.8 million during the three months ended December 31, 2016, which included net unfavorable foreign currency effects of $2.7 million. On a constant currency basis, our non-comparable store sales increased $120.5 million. The increase in non-comparable store sales was primarily attributable to operating 193 additional stores since December 26, 2015, including 143 stores associated with our recent acquisitions of the previously licensed operations in Greater China and South Korea. Our recently acquired businesses contributed approximately $69.1 million to our non-comparable store sales for the three months ended December 31, 2016, $63.8 million of which related to Greater China and $5.3 million to South Korea.
Wholesale
Net sales to our wholesale customers decreased $102.3 million, or 17.8%, to $473.1 million for the three months ended December 31, 2016, compared to $575.4 million for the three months ended December 26, 2015, which included net unfavorable foreign currency effects of approximately $1.4 million. The decrease in our wholesale net sales was primarily attributable to lower sales from our women's accessories and apparel product lines during the three months ended December 31, 2016, compared to the three months ended December 26, 2015. Approximately $17.8 million of the decrease in wholesale net sales was due to the absence of the prior period wholesale sales to our former licensees in Greater China and South Korea as a result of our acquisitions of the related businesses.
Licensing
Royalties earned on our licensing agreements decreased $12.8 million, or 22.9%, to $43.0 million for the three months ended December 31, 2016, compared to $55.8 million for the three months ended December 26, 2015. This decrease was primarily attributable to lower licensing revenues related to watches and jewelry, as well as lower revenues from our geographic licensing arrangements in Asia due to our recent acquisitions of the related licensed operations, as previously described. These decreases were partially offset by higher licensing revenues related to sales of outerwear.

Gross Profit
Gross profit decreased $26.2 million, or 3.1%, to $805.7 million for the three months ended December 31, 2016, compared to $831.9 million for the three months ended December 26, 2015, which included net unfavorable foreign currency effects of $2.9 million. Gross profit as a percentage of total revenue increased 10 basis points to 59.6% during the three months ended December 31, 2016, compared to 59.5% during the three months ended December 26, 2015. The increase in our gross profit margin was primarily attributable to a favorable channel mix due to a higher proportion of retail sales than in the prior fiscal year period and an increase in gross profit margin from our wholesale segment of 210 basis points, reflecting lower allowances and favorable geographic mix, primarily due to an increase in our European wholesale sales in proportion to total wholesale sales. These increases were partially offset by a decrease of 270 basis points in our retail segment gross margin, which was primarily attributable to an increase in promotional activity during the three months ended December 31, 2016, as compared to the three months ended December 26, 2015.
Total Operating Expenses
Total operating expenses increased $41.2 million, or 9.7%, to $463.8 million during the three months ended December 31, 2016, compared to $422.6 million for the three months ended December 26, 2015. Our operating expenses included a net favorable foreign currency impact of approximately $2.5 million. Total operating expenses increased to 34.3% as a percentage of total revenue for the three months ended December 31, 2016, compared to 30.2% for the three months ended December 26, 2015. The components that comprise total operating expenses are explained below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $30.0 million, or 7.9%, to $407.6 million during the three months ended December 31, 2016, compared to $377.6 million for the three months ended December 26, 2015. The increase in selling, general and administrative expenses was primarily due to the following:

•
an increase of $39.3 million due to the inclusion of the recently acquired businesses in the Greater China and South Korea regions in our operating results during the three months ended December 31, 2016; and

•
an increase of $9.2 million in retail store-related costs, excluding acquired businesses, primarily comprised of increased occupancy costs of $7.3 million and increased freight costs of $2.8 million due to the growth in our retail store network.

These increases were partially offset in part by:

•	a decrease of $11.9 million in corporate allocated and corporate occupancy expenses, excluding acquired businesses; and

•	a decrease of 4.3 million in selling expenses, excluding acquired businesses.
Selling, general and administrative expenses as a percentage of total revenue increased to 30.1% during the three months ended December 31, 2016, compared to 27.0% for the three months ended December 26, 2015, primarily due to the increase in our retail store-related costs as a percentage of revenue during the three months ended December 31, 2016, as compared to the three months ended December 26, 2015.
Depreciation and Amortization
Depreciation and amortization increased $10.7 million, or 23.8%, to $55.7 million during the three months ended December 31, 2016, compared to $45.0 million for the three months ended December 26, 2015. Approximately $9.9 million of this increase was attributable to depreciation and amortization expenses recorded for our newly acquired businesses in Greater China and South Korea, including amortization of the reacquired rights intangible asset recognized in connection with the acquisition of the Greater China business. The remainder of the increase in depreciation and amortization expense was due to an increase in build-out of our new retail stores and shop-in-shop locations, and investments in our corporate facilities and our information systems infrastructure. Depreciation and amortization increased to 4.1% as a percentage of total revenue during the three months ended December 31, 2016, compared to 3.2% for the three months ended December 26, 2015.
Impairment of Long-Lived Assets
During the three months ended December 31, 2016, we recognized fixed asset impairment charges of approximately $0.5 million, which were related to U.S. wholesale locations that are expected to close.

Income from Operations
As a result of the foregoing, income from operations decreased $67.4 million, or 16.5%, to $341.9 million during the three months ended December 31, 2016, compared to $409.3 million for the three months ended December 26, 2015. Income from operations as a percentage of total revenue decreased to 25.3% during the three months ended December 31, 2016, compared to 29.3% for the three months ended December 26, 2015.
The following table details income from operations for our three business segments (dollars in millions):

	Three Months Ended				% of Net Sales/ Revenue for the Three Months Ended
	December 31, 2016	December 26, 2015	$ Change	% Change	December 31, 2016	December 26, 2015
Income from operations:
Retail	$178.2	$212.9	$(34.7)	(16.3)%	21.3%	27.8%
Wholesale	140.2	160.2	(20.0)	(12.5)%	29.6%	27.9%
Licensing	23.5	36.2	(12.7)	(35.1)%	54.7%	64.8%
Income from operations	$341.9	$409.3	$(67.4)	(16.5)%	25.3%	29.3%
Retail
Income from operations for our retail segment decreased $34.7 million, or 16.3%, to $178.2 million during the three months ended December 31, 2016, compared to $212.9 million for the three months ended December 26, 2015. Income from operations as a percentage of net retail sales decreased 650 basis points from 27.8% for the three months ended December 26, 2015 to 21.3% during the three months ended December 31, 2016. The decrease in retail income from operations as a percentage of net retail sales was primarily due to an increase in operating expenses as a percentage of net retail sales of approximately 380 basis points, as well as a 270 basis point decrease in gross profit margin, as previously discussed above, during the three months ended December 31, 2016, as compared to the three months ended December 26, 2015. The increase in operating expenses as a percentage of net retail sales during the three months ended December 31, 2016 was primarily attributable to increased retail store-related costs, higher depreciation expenses associated with the recently acquired businesses and new store openings, amortization of the reacquired rights intangible asset recognized in connection with our acquisition of the Greater China business, and higher distribution costs.
Wholesale
Income from operations for our wholesale segment decreased $20.0 million, or 12.5%, to $140.2 million during the three months ended December 31, 2016, compared to $160.2 million for the three months ended December 26, 2015. Income from operations as a percentage of net wholesale sales increased approximately 170 basis points to 29.6% during the three months ended December 31, 2016. The increase in wholesale income from operations as a percentage of wholesale net sales was primarily due to a 210 basis point increase in our wholesale gross profit margin, as previously discussed, partially offset by higher operating expenses as a percentage of net wholesale sales of approximately 40 basis points, as increased selling and depreciation expenses were largely offset by lower distribution costs and corporate allocated expenses as a percentage of net wholesale sales.
Licensing
Income from operations for our licensing segment decreased $12.7 million, or 35.1%, to $23.5 million during the three months ended December 31, 2016, compared to $36.2 million for the three months ended December 26, 2015. Income from operations as a percentage of licensing revenue decreased from 64.8% during the three months ended December 26, 2015 to 54.7% during the three months ended December 31, 2016, which was primarily due to increased advertising costs and depreciation expenses, partially offset by lower corporate allocated expenses as a percentage of licensing revenue during the three months ended December 31, 2016, as compared to the three months ended December 26, 2015.
Other Income, net
During the three months ended December 31, 2016, other income of $4.1 million was primarily comprised of $3.8 million in insurance settlements related to the prior-year disruption to our former third party operated e-commerce fulfillment center.

Interest Expense, net
Interest expense increased $2.8 million to $3.4 million during the three months ended December 31, 2016, compared to $0.6 million for the three months ended December 26, 2015, primarily due to higher interest expense on borrowings outstanding and lower interest income due to a decline in our short-term investments (cash-equivalents) during the three months ended December 31, 2016, as compared to the three months ended December 26, 2015.
Foreign Currency Loss
We recognized foreign currency losses of $0.9 million and $0.2 million, respectively, during the three month periods ended December 31, 2016 and December 26, 2015. The foreign currency losses were primarily attributable to net losses on the revaluation and settlement of certain of our account payable in currencies other than the functional currency of the applicable reporting units as well as the remeasurement of dollar-denominated intercompany loans with certain of our subsidiaries. During the three months ended December 31, 2016, these losses were partially offset by favorable mark-to-market adjustments on our forward foreign currency contracts not designated as accounting hedges.
Provision for Income Taxes
We recognized $70.4 million of income tax expense during the three months ended December 31, 2016, compared to $114.4 million for the three months ended December 26, 2015. Our effective tax rate for the three months ended December 31, 2016, was 20.6%, compared to 28.0% for the three months ended December 26, 2015. The decrease in our effective tax rate was primarily due to the favorable effect of global financing activities during the three months ended December 31, 2016. Due to substantial international growth and expansion over the past several years and our Company being a U.K. tax resident, we believe that it is most appropriate to reconcile our effective tax rate to the UK Statutory tax rate.
Our effective tax rate may fluctuate from time to time due to the effects of changes in U.S. state and local taxes and tax rates in foreign jurisdictions. In addition, factors such as the geographic mix of earnings, enacted tax legislation and the results of various global tax strategies, may also impact our effective tax rate in future periods.
Net Income Attributable to MKHL
As a result of the foregoing, our net income attributable to MKHL decreased $23.3 million, or 7.9%, to $271.3 million during the three months ended December 31, 2016, compared to $294.6 million for the three months ended December 26, 2015.

Results of Operations
Comparison of the nine months ended December 31, 2016 with the nine months ended December 26, 2015
The following table details the results of our operations for the nine months ended December 31, 2016 and for the nine months ended December 26, 2015, and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Nine Months Ended		$ Change	% Change	% of Total Revenue for the Nine Months Ended
	December 31, 2016	December 26, 2015			December 31, 2016	December 26, 2015
Statements of Operations Data:
Net sales	$3,316.5	$3,375.7	$(59.2)	(1.8)%
Licensing revenue	112.4	137.7	(25.3)	(18.4)%
Total revenue	3,428.9	3,513.4	(84.5)	(2.4)%
Cost of goods sold	1,387.2	1,413.4	(26.2)	(1.9)%	40.5%	40.2%
Gross profit	2,041.7	2,100.0	(58.3)	(2.8)%	59.5%	59.8%
Selling, general and administrative expenses	1,141.3	1,036.3	105.0	10.1%	33.3%	29.5%
Depreciation and amortization	162.5	132.7	29.8	22.5%	4.7%	3.8%
Impairment of long-lived assets	5.4	—	5.4	NM	0.2%	—%
Total operating expenses	1,309.2	1,169.0	140.2	12.0%	38.2%	33.3%
Income from operations	732.5	931.0	(198.5)	(21.3)%	21.4%	26.5%
Other (income) expense, net	(4.7)	0.8	(5.5)	(687.5)%	(0.1)%	—%
Interest expense, net	5.1	1.1	4.0	363.6%	0.1%	—%
Foreign currency loss	2.2	2.3	(0.1)	(4.3)%	0.1%	0.1%
Income before provision for income taxes	729.9	926.8	(196.9)	(21.2)%	21.3%	26.4%
Provision for income taxes	151.6	265.4	(113.8)	(42.9)%	4.4%	7.6%
Net income	578.3	661.4	(83.1)	(12.6)%
Less: Net loss attributable to noncontrolling interest	(1.0)	(0.7)	(0.3)	(42.9)%
Net income attributable to MKHL	$579.3	$662.1	$(82.8)	(12.5)%
__________________
NM Not meaningful
Total Revenue
Total revenue decreased $84.5 million, or 2.4%, to $3.429 billion for the nine months ended December 31, 2016, compared to $3.513 billion for the nine months ended December 26, 2015, which included net unfavorable foreign currency effects of $5.4 million primarily related to the weakening of the British Pound, partially offset by the strengthening of the Japanese Yen against the U.S. Dollar during the nine months ended December 31, 2016 as compared to the same prior year period. On a constant currency basis, our total revenue decreased $79.1 million, or 2.3%. The decrease in our total revenue was primarily attributable to lower wholesale and licensing revenues, partially offset by increased revenue from our retail business. Total revenue for the nine months ended December 31, 2016 included approximately $109.6 million of incremental revenue attributable to our recent acquisitions, including $92.4 million related to our acquisition of the Greater China operations on May 31, 2016 and incremental revenues of $4.0 million and $13.2 million, respectively, resulting from our consolidation of MK Panama and acquisition of MK Korea in Fiscal 2016.

The following table details revenues for our three business segments (dollars in millions):

	Nine Months Ended			% Change		% of Total Revenue for the Nine Months Ended
	December 31, 2016	December 26, 2015	$ Change	As Reported	Constant Currency	December 31, 2016	December 26, 2015
Revenue:
Net sales: Retail	$1,996.8	$1,822.3	$174.5	9.6%	9.9%	58.2%	51.9%
Wholesale	1,319.7	1,553.4	(233.7)	(15.0)%	(15.0)%	38.5%	44.2%
Licensing	112.4	137.7	(25.3)	(18.4)%	(18.4)%	3.3%	3.9%
Total revenue	$3,428.9	$3,513.4	$(84.5)	(2.4)%	(2.3)%
Retail
Net sales from our retail stores increased $174.5 million, or 9.6%, to $1.997 billion for the nine months ended December 31, 2016, compared to $1.822 billion for the nine months ended December 26, 2015, which included net unfavorable foreign currency effects of $5.4 million. On a constant currency basis, net sales from our retail stores increased $179.9 million, or 9.9%. We operated 816 retail stores, including concessions, as of December 31, 2016, compared to 623 retail stores, including concessions, as of December 26, 2015.
During the nine months ended December 31, 2016, our comparable store sales decreased $106.9 million, or 6.6%, which included net unfavorable foreign currency effects of $1.9 million. Our comparable store sales benefited approximately 270 basis points from the inclusion of the North American e-commerce sales in comparable store sales. On a constant currency basis, our comparable store sales decreased $105.0 million, or 6.5%. The decrease in our comparable store sales was primarily attributable to lower sales from our women's accessories, watches and jewelry product categories during the nine months ended December 31, 2016 compared to the nine months ended December 26, 2015.
Our non-comparable store sales increased $281.4 million during the nine months ended December 31, 2016, which included net unfavorable foreign currency effects of $3.5 million. On a constant currency basis, our non-comparable store sales increased $284.9 million. The increase in non-comparable store sales was primarily attributable to operating 193 additional stores since December 26, 2015, including 143 stores associated with our recent acquisitions of the previously licensed operations in Greater China and South Korea. Our recently acquired and consolidated businesses contributed approximately $153.3 million to our non-comparable store sales for the nine months ended December 31, 2016, $133.1 million of which related to Greater China, $15.1 million to South Korea and $5.1 million to Latin America.
Wholesale
Net sales to our wholesale customers decreased $233.7 million, or 15.0%, to $1.320 billion for the nine months ended December 31, 2016, compared to $1.553 billion for the nine months ended December 26, 2015. The decrease in our wholesale net sales was primarily attributable to lower sales from our women's accessories and apparel product lines, offset in part by increased men's sales during the nine months ended December 31, 2016, as compared to the nine months ended December 26, 2015. Approximately $38.7 million of the decrease in wholesale net sales was due to the absence of the prior period wholesale sales to our licensees in Greater China, South Korea and Latin America as a result of our acquisition and consolidation of the related businesses.
Licensing
Royalties earned on our licensing agreements decreased $25.3 million, or 18.4%, to $112.4 million for the nine months ended December 31, 2016, compared to $137.7 million for the nine months ended December 26, 2015. This decrease was primarily attributable to lower licensing revenues related to watches and jewelry, as well as lower revenues from our geographic licensing arrangements in Asia due to our recent acquisitions of the related licensed operations, as previously described. These decreases were partially offset by higher licensing revenues related to sales of outerwear.
Gross Profit
Gross profit decreased $58.3 million, or 2.8%, to $2.042 billion for the nine months ended December 31, 2016, compared to $2.100 billion for the nine months ended December 26, 2015, which included net favorable foreign currency effects of $1.1 million. Gross profit as a percentage of total revenue decreased 30 basis points to 59.5% during the nine months ended December 31, 2016, compared to 59.8% during the nine months ended December 26, 2015. The decrease in our gross profit margin was driven by a 320 basis point decrease in our retail gross margin, primarily due to increased promotional activity. Such decrease was largely offset by a favorable channel mix due to a higher proportion of retail sales than in the prior fiscal period, as well a 170 basis point improvement in our wholesale gross margin, reflecting lower allowances and a favorable geographic mix, primarily due to an increase in our European wholesale sales in proportion to total wholesale sales during the nine months ended December 31, 2016, as compared to the nine months ended December 26, 2015.
Total Operating Expenses
Total operating expenses increased $140.2 million, or 12.0%, to $1.309 billion during the nine months ended December 31, 2016, compared to $1.169 billion for the nine months ended December 26, 2015. Our operating expenses included a net unfavorable foreign currency impact of approximately $1.3 million. Total operating expenses increased to 38.2% as a percentage of total revenue for the nine months ended December 31, 2016, compared to 33.3% for the nine months ended December 26, 2015. The components that comprise total operating expenses are explained below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $105.0 million, or 10.1%, to $1.141 billion during the nine months ended December 31, 2016, compared to $1.036 billion for the nine months ended December 26, 2015. The increase in selling, general and administrative expenses was primarily due to the following:

•
an increase of $91.0 million due to the inclusion of the recently acquired businesses in the Greater China and South Korea regions in our operating results during the nine months ended December 31, 2016;

•	approximately $11.3 million in transaction costs recorded during the nine months ended December 31, 2016 in connection with our acquisition of the Greater China business; and

•
an increase of $43.2 million in retail store-related costs, excluding acquired businesses, primarily comprised of increased occupancy costs of $29.7 million, increased freight costs of $6.5 million and increased advertising costs of $4.9 million, primarily attributable to the growth in our retail store network and our e-commerce business.

These increases were partially offset in part by:

•	a decrease of $24.6 million in corporate allocated and corporate occupancy expenses, excluding transaction costs and expenses related to acquired businesses; and

•	a decrease of $11.1 million in selling expenses, excluding acquired businesses.
Selling, general and administrative expenses as a percentage of total revenue increased to 33.3% during the nine months ended December 31, 2016, compared to 29.5% for the nine months ended December 26, 2015, primarily due to an increase in our retail store-related costs as a percentage of revenue during the nine months ended December 31, 2016, as compared to the nine months ended December 26, 2015.
Depreciation and Amortization
Depreciation and amortization increased $29.8 million, or 22.5%, to $162.5 million during the nine months ended December 31, 2016, compared to $132.7 million for the nine months ended December 26, 2015. Approximately $24.5 million of this increase was attributable to depreciation and amortization expenses recorded for our newly acquired and consolidated businesses in Greater China, South Korea and Latin America, including amortization of the reacquired rights intangible asset recognized in connection with the acquisition of the Greater China business. The remainder of the increase in depreciation and amortization expense was due to an increase in build-out of our new retail stores and shop-in-shop locations, and investments in our corporate facilities and our information systems infrastructure. Depreciation and amortization increased to 4.7% as a percentage of total revenue during the nine months ended December 31, 2016, compared to 3.8% for the nine months ended December 26, 2015.
Impairment of Long-Lived Assets
During the nine months ended December 31, 2016, we recognized fixed asset impairment charges of approximately $5.4 million, $4.9 million of which were related to ten retail locations that are still in operation and $0.5 million of which related to U.S. wholesale locations that are expected to close.

Income from Operations
As a result of the foregoing, income from operations decreased $198.5 million or 21.3%, to $732.5 million during the nine months ended December 31, 2016, compared to $931.0 million for the nine months ended December 26, 2015. Income from operations as a percentage of total revenue decreased to 21.4% during the nine months ended December 31, 2016, compared to 26.5% for the nine months ended December 26, 2015.
The following table details income from operations for our three business segments (dollars in millions):

	Nine Months Ended				% of Net Sales/Revenue for the Nine Months Ended
	December 31, 2016	December 26, 2015	$ Change	% Change	December 31, 2016	December 26, 2015
Income from operations:
Retail	$314.4	$433.7	$(119.3)	(27.5)%	15.7%	23.8%
Wholesale	367.2	423.4	(56.2)	(13.3)%	27.8%	27.3%
Licensing	50.9	73.9	(23.0)	(31.1)%	45.3%	53.7%
Income from operations	$732.5	$931.0	$(198.5)	(21.3)%	21.4%	26.5%
Retail
Income from operations for our retail segment decreased $119.3 million, or 27.5%, to $314.4 million during the nine months ended December 31, 2016, compared to $433.7 million for the nine months ended December 26, 2015. Income from operations as a percentage of net retail sales decreased 810 basis points from 23.8% for the nine months ended December 26, 2015 to 15.7% during the nine months ended December 31, 2016. The decrease in retail income from operations as a percentage of net retail sales was primarily due to an increase in operating expenses as a percentage of net retail sales of approximately 490 basis points, as well as a 320 basis point decrease in gross profit margin, as previously discussed, during the nine months ended December 31, 2016, as compared to the nine months ended December 26, 2015. The increase in operating expenses as a percentage of net retail sales was largely due to the following: (i) increased retail store-related costs; (ii) higher depreciation expenses associated with the recently acquired businesses and new store openings; (iii) increased corporate allocated expenses primarily due to the inclusion of transaction costs of $11.3 million related to the acquisition of the Greater China business; (iv) fixed asset impairment charges recorded during the nine months ended December 31, 2016; and (v) amortization of the reacquired rights intangible asset recognized in connection with our acquisition of the Greater China business.
Wholesale
Income from operations for our wholesale segment decreased $56.2 million, or 13.3%, to $367.2 million during the nine months ended December 31, 2016, compared to $423.4 million for the nine months ended December 26, 2015. Income from operations as a percentage of net wholesale sales increased approximately 50 basis points to 27.8% during the nine months ended December 31, 2016. The increase in wholesale income from operations as a percentage of wholesale net sales was primarily due to a 170 basis point increase in our wholesale gross profit margin, as previously discussed, partially offset by higher operating expenses as a percentage of net wholesale sales of approximately 120 basis points. The increase in operating expenses as a percentage of wholesale sales was primarily attributable to increased distribution, selling and design costs, as well as higher depreciation expenses, partially offset by lower corporate allocated expenses.
Licensing
Income from operations for our licensing segment decreased $23.0 million, or 31.1%, to $50.9 million during the nine months ended December 31, 2016, compared to $73.9 million for the nine months ended December 26, 2015. Income from operations as a percentage of licensing revenue decreased from 53.7% during the nine months ended December 26, 2015 to 45.3% during the nine months ended December 31, 2016. The decrease in licensing income from operations as a percentage of licensing revenue was due to increased operating expenses as a percentage of licensing revenue during the nine months ended December 31, 2016, as compared to the nine months ended December 26, 2015. This increase in operating expenses as a percentage of licensing revenue was primarily due to increased advertising expenses, depreciation expenses, and corporate allocated expenses, including costs related to protection of our intellectual property, as a percentage of licensing revenue during the nine months ended December 31, 2016, as compared to the nine months ended December 26, 2015.

Other (Income) Expense, net
During the nine months ended December 31, 2016, other income of $4.7 million was primarily comprised of $3.8 million in insurance settlements related to the prior-year disruption to our former third party operated e-commerce fulfillment center, as well as $0.6 million of income related to our anti-counterfeiting efforts. During the nine months ended December 26, 2015, other expense of $0.8 million was primarily comprised of $0.9 million of losses related to our joint venture, which were recorded under the equity method of accounting prior to obtaining controlling interest in MK Panama during the second quarter of Fiscal 2016.
Interest Expense, net
Interest expense increased $4.0 million to $5.1 million during the nine months ended December 31, 2016, compared to $1.1 million for the nine months ended December 26, 2015, primarily due to higher interest expense on borrowings outstanding and lower interest income due to a decline in our short-term investments (cash-equivalents) during the nine months ended December 31, 2016, as compared to the nine months ended December 26, 2015.
Foreign Currency Loss
We recognized foreign currency losses of $2.2 million during the nine months ended December 31, 2016, which were primarily attributable to net losses on the revaluation and settlement of certain of our account payable in currencies other than the functional currency of the applicable reporting units as well as the remeasurement of dollar-denominated intercompany loans with certain of our subsidiaries. These losses were partially offset by favorable mark-to-market adjustments on our forward foreign currency contracts not designated as accounting hedges. The foreign currency losses of $2.3 million recorded during the nine months ended December 26, 2015 were primarily attributable to unfavorable mark-to-market adjustments on forward foreign currency contracts not designated as accounting hedges, as well as net losses on the revaluation and settlement of certain of our accounts payable in currencies other than the functional currency of the applicable reporting units and the remeasurement of dollar-denominated intercompany loans with certain of our subsidiaries.
Provision for Income Taxes
We recognized $151.6 million of income tax expense during the nine months ended December 31, 2016, compared with $265.4 million for the nine months ended December 26, 2015. Our effective tax rate for the nine months ended December 31, 2016, was 20.8%, compared to 28.6% for the nine months ended December 26, 2015. The decrease in our effective tax rate was primarily due to the favorable effect of global financing activities during the nine months ended December 31, 2016. Due to substantial international growth and expansion over the past several years and our Company being a U.K. tax resident, we believe that it is most appropriate to reconcile our effective tax rate to the UK Statutory tax rate.
Our effective tax rate may fluctuate from time to time due to the effects of changes in U.S. state and local taxes and tax rates in foreign jurisdictions. In addition, factors such as the geographic mix of earnings, enacted tax legislation and the results of various global tax strategies, may also impact our effective tax rate in future periods.
Net Loss Attributable to Noncontrolling Interest
On June 28, 2015, we obtained a controlling interest in MK Panama and began to consolidate its financial results in our operations. During the nine months ended December 31, 2016 and December 26, 2015, we recorded net losses attributable to the noncontrolling interest in MK Panama of $1.0 million and $0.7 million, respectively. These losses represent the share of MK Panama's income that is not attributable to the Company.
Net Income Attributable to MKHL
As a result of the foregoing, our net income decreased $82.8 million, or 12.5%, to $579.3 million during the nine months ended December 31, 2016, compared to $662.1 million for the nine months ended December 26, 2015.

Liquidity and Capital Resources
Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, along with borrowings available under our credit facilities (see below discussion regarding “Revolving Credit Facilities”) and available cash and cash equivalents. Our primary use of this liquidity is to fund our ongoing cash requirements, including working capital requirements, share repurchases, global retail store construction, expansion and renovation, expansion of our distribution and corporate facilities, construction and renovation of shop-in-shops, investment in information systems infrastructure and other corporate activities. We believe that the cash generated from our operations, together with borrowings available under our revolving credit facility and available cash and cash equivalents, will be sufficient to meet our working capital needs for the next 12 months, including investments made and expenses incurred in connection with our store growth plans, shop-in-shop growth, investments in corporate and distribution facilities, continued systems development, e-commerce and marketing initiatives. We spent $147.7 million on capital expenditures during the nine months ended December 31, 2016, and expect to spend approximately $52 million on capital expenditures during the remainder of Fiscal 2017.
The following table sets forth key indicators of our liquidity and capital resources (in millions):

	As of
	December 31, 2016	April 2, 2016
Balance Sheet Data:
Cash and cash equivalents	$368.8	702.0
Working capital	695.9	1,234.3
Total assets	2,771.0	2,566.8

	Nine Months Ended
	December 31, 2016	December 26, 2015
Cash Flows Provided By (Used In):
Operating activities	$887.1	$960.7
Investing activities	(632.8)	(296.5)
Financing activities	(578.2)	(940.6)
Effect of exchange rate changes	(9.3)	(5.7)
Net decrease in cash and cash equivalents	$(333.2)	$(282.1)
Cash Provided by Operating Activities
Cash provided by operating activities decreased $73.6 million to $887.1 million during the nine months ended December 31, 2016, as compared to $960.7 million for the nine months ended December 26, 2015. The decrease in cash flows from operating activities was primarily due to a decrease in our net income after non-cash adjustments, as well as a decrease related to changes in our working capital, which was primarily attributable to unfavorable changes prepaid expenses and other current assets and accrued expenses and other current liabilities primarily due to the timing of tax and royalty payments, partially offset by favorable changes in inventory, accounts receivable and accounts payable due to lower wholesale inventory purchases and shipments, as well as the timing of payments.
Cash Used in Investing Activities
Net cash used in investing activities increased $336.3 million to $632.8 million during the nine months ended December 31, 2016, as compared to $296.5 million during the nine months ended December 26, 2015. The decrease in cash was primarily attributable to $480.6 million in cash paid, net of cash acquired, in connection with our acquisition of the previously licensed business in Greater China during the nine months ended December 31, 2016, partially offset by lower capital expenditures of $142.5 million, primarily due to lower spending related to build-outs of new stores and shop-in-shops and lower corporate expenditures, partially offset by capital spending related to our newly acquired operations in China and South Korea and increased investments in our e-commerce business.

Cash Used in Financing Activities
Net cash used in financing activities decreased $362.4 million to $578.2 million during the nine months ended December 31, 2016 from $940.6 million during the nine months ended December 26, 2015, which was primarily attributable to increased borrowings under our 2015 Credit Facility of $167.7 million, net of debt repayments, and a decrease of $197.6 million in cash payments to repurchase our ordinary shares.
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
The 2015 Credit Facility requires us to maintain a leverage ratio at the end of each fiscal quarter of no greater than 3.5 to 1. Such leverage ratio is calculated as the ratio of the sum of total indebtedness as of the date of the measurement plus 6.0 times the consolidated rent expense for the last four consecutive fiscal quarters, to Consolidated EBITDAR for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined as consolidated net income plus income tax expense, net interest expense, depreciation and amortization expense, consolidated rent expense and other non-cash charges, subject to certain deductions. The 2015 Credit Facility also includes covenants that limit additional indebtedness, guarantees, liens, acquisitions and other investments and cash dividends that are customary for financings of this type. As of December 31, 2016, the Company was in compliance with all covenants related to this agreement.
As of December 31, 2016, the Company had €135.0 million (approximately $142 million) in borrowings outstanding under the 2015 Credit Facility, which were recorded within short-term debt in its consolidated balance sheet as of December 31, 2016. In addition, stand-by letters of credit of $10.0 million were outstanding as of December 31, 2016. There were no borrowings outstanding under the 2015 Credit Facility as of April 2, 2016. At December 31, 2016, the amount available for future borrowings was $847.1 million.
Please refer to Note 8 in the accompanying consolidated financial statements and Note 9 in the Company's Fiscal 2016 Annual Report on Form 10-K for additional information about the Company's 2015 Credit Facility.
Hong Kong Credit Facility
In December 2016, our Hong Kong subsidiary, Michael Kors (HK) Limited, renewed its uncommitted credit facility ("HK Credit Facility") with HSBC (the "Bank"), which may be used to fund general working capital needs of Michael Kors (HK) Limited through November 30, 2017, subject to the Bank's discretion. The HK Credit Facility provides Michael Kors (HK) Limited with a revolving line of credit of up to 100.0 million Hong Kong Dollars (approximately $12.9 million), and may be used to support bank guarantees. In addition, this credit facility provides for a business card facility of up to 0.4 million Hong Kong Dollars (less than $0.1 million). Borrowings under the HK Credit Facility must be made in increments of at least 5.0 million Hong Kong Dollars and bear interest at the Hong Kong Interbank Offered Rate ("HIBOR") plus 150 basis points. As of December 31, 2016, borrowings outstanding under the HK Credit Facility were 45.0 million Hong Kong Dollars (approximately $5.8 million), which were recorded within short-term debt in our consolidated balance sheet as of December 31, 2016. In addition, as of December 31, 2016, bank guarantees supported by this facility were 11.8 million Hong Kong Dollars (approximately $1.5 million). At December 31, 2016, the amount available for future borrowings under the Hong Kong Credit Facility was 43.2 million Hong Kong Dollars (approximately $5.6 million).
Debt Obligations of MK Panama
Our consolidated balance sheet as of April 2, 2016 included $2.3 million in debt related to MK Panama, which was no longer outstanding as of December 31, 2016.

Share Repurchase Program
The following table presents our treasury share repurchases during the nine months ended December 31, 2016 and December 26, 2015 (dollars in millions):

	Nine Months Ended
	December 31, 2016	December 26, 2015
Cost of shares repurchased under share repurchase program	$750.0	$950.0
Cost of shares withheld to cover tax withholding obligations	4.8	2.4
Total cost of treasury shares repurchased	$754.8	$952.4

Shares repurchased under share repurchase program	15,114,538	21,066,858
Shares withheld to cover tax withholding obligations	100,552	54,875
	15,215,090	21,121,733
As of December 31, 2016, the remaining availability under our $1.0 billion share repurchase program was $250.0 million. Please refer to Note 12 to the accompanying consolidated financial statements for additional information.
Contractual Obligations and Commercial Commitments
Please refer to the “Contractual Obligations and Commercial Commitments” disclosure within the "Liquidity and Capital Resources" section of our Fiscal 2016 Form 10-K for a detailed disclosure of our other contractual obligations and commitments as of April 2, 2016.
Off-Balance Sheet Arrangements
We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. In addition to the commitments in the above table, our off-balance sheet commitments relating to our outstanding letters of credit were $10.5 million at December 31, 2016, including $0.5 million in letters of credit issued outside of the 2015 Credit Facility. In addition, as of December 31, 2016, bank guarantees of approximately $1.5 million were supported by the Hong Kong Credit Facility. We do not have any other off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.
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
We perform a sensitivity analysis on our forward currency contracts, both designated and not designated as hedges for accounting purposes, to determine the effects of fluctuations in foreign currency exchange rates. For this sensitivity analysis, we assume a hypothetical change in U.S. dollar against foreign exchange rates. Based on all foreign currency exchange contracts outstanding as of December 31, 2016, a 10% appreciation or devaluation of the U.S. dollar compared to the level of foreign currency exchange rates for currencies under contract as of December 31, 2016, would result in a net increase or decrease of $18.9 million in the fair value of these contracts.
Interest Rate Risk
We are exposed to interest rate risk in relation to borrowings outstanding under our 2015 Credit Facility and our Hong Kong Credit Facility. Our 2015 Credit Facility carries interest rates that are tied to LIBOR and the prime rate, among other institutional lending rates (depending on the particular origination of borrowing), as further described in Note 8 to the accompanying consolidated financial statements. Our Hong Kong Credit Facility carries interest at a rate that is tied to the Hong Kong Interbank Offered Rate. Therefore, our statements of operations and cash flows are exposed to changes in those interest rates. At December 31, 2016, we had borrowings of $142.0 million outstanding under our 2015 Credit Facility and borrowings of approximately $5.8 million outstanding under our Hong Kong Credit Facility. These balances are not indicative of future balances that may be outstanding under our revolving credit facilities that may be subject to fluctuations in interest rates. Any increases in the applicable interest rate(s) would cause an increase to the interest expense relative to any outstanding balance at that date.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2016. This evaluation was performed based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), the 2013 Framework. Based on this assessment, our CEO and CFO concluded that our disclosure controls and procedures as of December 31, 2016 are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, other than described below, during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 2, 2016, as amended and supplemented by the risk factors set forth below, as well as in Item 1A. "Risk Factors" in our Form 10-Q for the quarterly period ended July 2, 2016, which could materially and adversely affect our business, financial condition or future results. These risks are not the only risks that we face. Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.
Our business is subject to risks associated with importing products, and the imposition of additional duties and any changes to international trade agreements could have a material adverse effect on our business, financial condition and results of operations.
There are risks inherent to importing our products. Virtually all of our merchandise is manufactured in Asia or Europe, and is subject to duties when imported into the United States, Canada, Europe and Asia, as applicable. The United States government could impose a border adjustable tax, which could have a material adverse effect on our business, financial condition and operating results. In addition, most of the countries to which we ship could impose safeguard quotas to protect their local industries from import surges that threaten to create market disruption.  The United States and other countries may also unilaterally impose additional duties in response to a particular product being imported at unfairly traded prices that cause or threaten injury to the relevant domestic industry (generally known as “anti-dumping” actions). If dumping is suspected in the United States, the United States government may self-initiate a dumping case on behalf of a particular industry. Furthermore, additional duties, generally known as countervailing duties, can also be imposed by the United States government or the governments of other countries to offset subsidies provided by a foreign government to foreign manufacturers if the importation of such subsidized merchandise injures or threatens to injure a United States industry or the industry of such other country, as applicable. If the United States imposes import duties or other protective import measures, other countries could retaliate in ways that could harm the international distribution of our products.
We are also dependent on international trade agreements and regulations, such as the North American Free Trade Agreement (“NAFTA”).  If the United States were to withdraw from or materially modify NAFTA or certain other international trade agreements, our business could be adversely affected.

The accessories, footwear and apparel sold by us are also subject to import regulations in the United States and other countries concerning the use of wildlife products for commercial and non-commercial trade, including the U.S. Fish and Wildlife Service (“F&W”). F&W requires that we obtain a license to import animal and fauna that are subject to regulation by F&W and can revoke (or refuse to renew) this license, seize and possibly destroy our shipments and/or fine the Company for F&W violations.

The imposition of taxes, duties and quotas, the initiation of an anti-dumping action or a countervailing duty action, the withdrawal from or material modification to trade agreements and/or the repercussions of F&W violations could have a material adverse effect on our business, financial condition and operating results.
Fluctuations in our tax obligations and changes in tax laws and regulations may have a material adverse impact on our future effective tax rates and results of operations.
Our subsidiaries are subject to taxation in the United States and various foreign jurisdictions, with the applicable tax rates varying by jurisdiction. As a result, our overall effective tax rate is affected by the proportion of earnings from the various tax jurisdictions. We record tax expense based on our estimates of taxable income and required reserves for uncertain tax positions in multiple tax jurisdictions. At any time, there are multiple tax years that are subject to examinations by various taxing authorities. The ultimate resolution of these audits and negotiations with taxing authorities may result in a settlement amount that differs from our original estimate. The United States government has called for comprehensive tax reform which, among other things, might change certain U.S. tax rules impacting the way U.S. based multinationals are taxed on U.S and foreign income. Any proposed or future changes in tax laws and regulations or interpretations could have a material adverse effect on our effective tax rates, financial condition, and results of operations.

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
The following table provides information of the Company’s ordinary shares repurchased during the three months ended December 31, 2016:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximated Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
October 2-October 29	813	$46.44	—	$350,000,055
October 30-November 26	2,069,706	$48.32	2,069,706	$250,000,070
November 27-December 31	—	$—	—	$250,000,070
	2,070,519		2,069,706
ITEM 6. EXHIBITS
a. Exhibits
Please refer to the accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 14, 2017.

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

101.1
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2016, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.