Form 10-Q
period 2017-07-01
Michael Kors Holdings Ltd
filed 2017-08-09
CIK 1530721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2017
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
☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
As of August 1, 2017, Michael Kors Holdings Limited had 151,611,133 ordinary shares outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	July 1, 2017	April 1, 2017
Assets
Current assets
Cash and cash equivalents	$273.7	$227.7
Receivables, net	171.3	265.8
Inventories	616.1	549.3
Prepaid expenses and other current assets	123.9	121.9
Total current assets	1,185.0	1,164.7
Property and equipment, net	585.5	591.5
Intangible assets, net	414.3	418.1
Goodwill	119.7	119.7
Deferred tax assets	67.2	73.3
Other assets	41.3	42.3
Total assets	$2,413.0	$2,409.6
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$153.4	$176.3
Accrued payroll and payroll related expenses	47.1	61.1
Accrued income taxes	62.8	60.3
Short-term debt	155.8	133.1
Accrued expenses and other current liabilities	161.9	135.0
Total current liabilities	581.0	565.8
Deferred rent	134.7	137.8
Deferred tax liabilities	79.2	80.0
Other long-term liabilities	36.8	31.0
Total liabilities	831.7	814.6
Commitments and contingencies
Shareholders’ equity
Ordinary shares, no par value; 650,000,000 shares authorized; 209,713,232 shares issued and 151,593,388 outstanding at July 1, 2017; 209,332,493 shares issued and 155,833,304 outstanding at April 1, 2017	—	—
Treasury shares, at cost (58,119,844 shares at July 1, 2017 and 53,499,189 shares at April 1, 2017)	(2,815.2)	(2,654.9)
Additional paid-in capital	778.7	767.8
Accumulated other comprehensive loss	(68.2)	(80.6)
Retained earnings	3,685.6	3,560.3
Total shareholders’ equity of MKHL	1,580.9	1,592.6
Noncontrolling interest	0.4	2.4
Total equity	1,581.3	1,595.0
Total liabilities and shareholders’ equity	$2,413.0	$2,409.6
See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended
	July 1, 2017	July 2, 2016
Net sales	$923.5	$957.3
Licensing revenue	28.9	30.6
Total revenue	952.4	987.9
Cost of goods sold	377.7	396.6
Gross profit	574.7	591.3
Selling, general and administrative expenses	377.7	354.0
Depreciation and amortization	47.6	50.4
Total operating expenses	425.3	404.4
Income from operations	149.4	186.9
Other income, net	(0.6)	(0.3)
Interest expense, net	1.1	0.3
Foreign currency (income) loss	(1.2)	1.3
Income before provision for income taxes	150.1	185.6
Provision for income taxes	24.6	39.3
Net income	125.5	146.3
Less: Net loss attributable to noncontrolling interest	—	(0.8)
Net income attributable to MKHL	$125.5	$147.1

Weighted average ordinary shares outstanding:
Basic	154,486,898	174,158,571
Diluted	156,871,518	176,613,751
Net income per ordinary share attributable to MKHL:
Basic	$0.81	$0.84
Diluted	$0.80	$0.83

Statements of Comprehensive Income:
Net income	$125.5	$146.3
Foreign currency translation adjustments	22.1	(0.4)
Net (loss) gain on derivatives	(9.7)	3.1
Comprehensive income	137.9	149.0
Less: Net loss attributable to noncontrolling interest	—	(0.8)
Less: Other comprehensive income attributable to noncontrolling interest	—	0.1
Comprehensive income attributable to MKHL	$137.9	$149.7
See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions, except share data which is in thousands)
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity of MKHL	Non-controlling Interest	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at April 1, 2017	209,332	$—	$767.8	(53,499)	$(2,654.9)	$(80.6)	$3,560.3	$1,592.6	$2.4	$1,595.0
Net income	—	—	—	—	—	—	125.5	125.5	—	125.5
Other comprehensive income	—	—	—	—	—	12.4	—	12.4	—	12.4
Total comprehensive income	—	—	—	—	—	—	—	137.9	—	137.9
Partial repurchase of non-controlling interest	—	—	0.5	—	—	—	—	0.5	(1.0)	(0.5)
Vesting of restricted awards, net of forfeitures	376	—	—	—	—	—	—	—	—	—
Exercises of employee share options	5	—	0.1	—	—	—	—	0.1	—	0.1
Equity compensation expense		—	10.8	—	—	—	—	10.8	—	10.8
Purchase of treasury shares	—	—	—	(4,621)	(160.3)	—	—	(160.3)	—	(160.3)
Redemption of capital/dividends	—	—	—	—	—	—	(0.2)	(0.2)	(1.0)	(1.2)
Other	—	—	(0.5)	—	—	—	—	(0.5)	—	(0.5)
Balance at July 1, 2017	209,713	$—	$778.7	(58,120)	$(2,815.2)	$(68.2)	$3,685.6	$1,580.9	$0.4	$1,581.3
See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	July 1, 2017	July 2, 2016
Cash flows from operating activities
Net income	$125.5	$146.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47.6	50.4
Equity compensation expense	10.8	9.8
Deferred income taxes	7.1	8.5
Amortization of deferred rent	(0.5)	1.1
Loss on disposal of fixed assets	0.9	0.2
Amortization of deferred financing costs	0.2	0.2
Tax deficit (benefit) on exercise of share options	4.9	(0.8)
Foreign currency losses	(1.2)	1.3
Change in assets and liabilities:
Receivables, net	98.2	127.5
Inventories	(55.6)	(32.4)
Prepaid expenses and other current assets	(4.7)	8.0
Other assets	1.1	(0.4)
Accounts payable	(23.7)	25.6
Accrued expenses and other current liabilities	(18.1)	(29.1)
Other long-term liabilities	1.8	7.1
Net cash provided by operating activities	194.3	323.3
Cash flows from investing activities
Capital expenditures	(14.8)	(46.9)
Purchase of intangible assets	—	(0.2)
Cash paid for business acquisition, net of cash acquired	(1.4)	(480.6)
Net cash used in investing activities	(16.2)	(527.7)
Cash flows from financing activities
Borrowings under revolving credit agreement	409.6	246.6
Repayments under revolving credit agreement	(386.9)	(2.2)
Repurchases of treasury shares	(160.3)	(404.4)
Exercises of employee share options	0.1	3.0
Other financing activities	(0.2)	—
Net cash used in financing activities	(137.7)	(157.0)
Effect of exchange rate changes on cash and cash equivalents	3.7	(3.5)
Net increase (decrease) in cash and cash equivalents and restricted cash	44.1	(364.9)
Beginning of period (including restricted cash of $1.9 million at April 1, 2017)	229.6	702.0
End of period	$273.7	$337.1
Supplemental disclosures of cash flow information
Cash paid for interest	$1.3	$0.3
Cash paid for income taxes	$11.9	$16.3
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$12.8	$28.2
See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Business and Basis of Presentation
Michael Kors Holdings Limited (“MKHL,” and together with its subsidiaries, the “Company”) was incorporated in the British Virgin Islands (“BVI”) on December 13, 2002. The Company is a leading designer, marketer, distributor and retailer of branded women’s apparel and accessories and men’s apparel and accessories bearing the Michael Kors tradename and related trademarks “MICHAEL KORS,” “MICHAEL MICHAEL KORS,” and various other related trademarks and logos. The Company’s business consists of retail, wholesale and licensing segments. Retail operations consist of collection stores and lifestyle stores, including concessions, and outlet stores, located primarily in the Americas (United States, Canada and Latin America, excluding Brazil), Europe and Asia, as well as e-commerce. Wholesale revenues are principally derived from major department and specialty stores located throughout the Americas, Europe and Asia, as well as from our geographic licensees. The Company licenses its trademarks on products such as fragrances, beauty, eyewear, belts, cold weather accessories, jewelry, watches, coats, men’s suits, swimwear, socks, furs and ties, as well as through geographic licenses.
The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The interim consolidated financial statements as of July 1, 2017 and for the three months ended July 1, 2017 and July 2, 2016 are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with U.S. GAAP. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended April 1, 2017, as filed with the Securities and Exchange Commission on May 31, 2017, in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full fiscal year.
On May 31, 2016, the Company acquired 100% of the stock of its previously licensed business in the Greater China region, Michael Kors (HK) Limited and Subsidiaries ("MKHKL"), which has operations in China, Hong Kong, Macau and Taiwan. As a result, the Company began consolidating MKHKL into its operations beginning on June 1, 2016. See Note 3 for additional information.
The Company utilizes a 52 to 53 week fiscal year ending on the Saturday closest to March 31. As such, the term “Fiscal Year” or “Fiscal” refers to the 52-week or 53-week period, ending on that day. The results for the three months ended July 1, 2017 and July 2, 2016, are based on 13-week periods.
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to use judgment and make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. The most significant assumptions and estimates involved in preparing the consolidated financial statements include allowances for customer deductions, sales returns, sales discounts and doubtful accounts, estimates of inventory recovery, the valuation of share-based compensation, valuation of deferred taxes and the estimated useful lives used for amortization and depreciation of intangible assets and property and equipment. Actual results could differ from those estimates.
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

The components of the calculation of basic net income per ordinary share and diluted net income per ordinary share are as follows (in millions, except share and per share data):

	Three Months Ended
	July 1, 2017	July 2, 2016
Numerator:
Net income attributable to MKHL	$125.5	$147.1
Denominator:
Basic weighted average shares	154,486,898	174,158,571
Weighted average dilutive share equivalents:
Share options, restricted shares/units, and performance restricted share units	2,384,620	2,455,180
Diluted weighted average shares	156,871,518	176,613,751

Basic net income per share	$0.81	$0.84
Diluted net income per share	$0.80	$0.83
Share equivalents of 2,485,827 shares and 2,099,182 shares for the three months ended July 1, 2017 and July 2, 2016, respectively, have been excluded from the above calculations due to their anti-dilutive effect.
Please refer to Note 2 in the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 2017 for a complete disclosure of the Company's significant accounting policies.
Recently Adopted Accounting Pronouncements
Share-Based Compensation
In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting," which simplifies accounting and presentation of share-based payments, primarily relating to the recognition and classification of excess tax benefits, accounting for forfeitures and tax withholding requirements. The Company adopted ASU 2016-09 during the first quarter of Fiscal 2018, as required. Upon adoption, an excess tax deficit of $4.9 million, which would have been previously reflected within additional paid-in capital, was recognized within the Company's provision of income taxes for the three months ended July 1, 2017. In addition, the Company eliminated windfall tax benefits from the treasury stock method calculation used to compute its diluted earnings per share. Both of the above changes have been adopted on a prospective basis, whereas cash flows related to excess tax benefits, previously reflected within financing activities, have been presented within operating activities within the Company's consolidated statements of cash flows on a retrospective basis. Cash flows related to excess tax benefits were $0.8 million during the three months ended July 2, 2016. The Company continues to reflect estimated forfeitures in its share-based compensation expense.
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
Goodwill
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies the test for goodwill impairment by eliminating Step 2 of the goodwill impairment analysis, while retaining the option to perform an initial qualitative assessment for a reporting unit to determine if a quantitative impairment test is required. ASU 2017-04 is effective in the Company’s Fiscal 2021 with early adoption permitted and should be applied on a prospective basis. The Company is currently evaluating the impact of ASU 2017-04 on its consolidated financial statements.
Share-Based Compensation
In May 2017, the FASB issued ASU No. 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting", which simplifies modification accounting for entities that change the terms or conditions of share-based awards. ASU 2017-09 is effective for the Company’s Fiscal 2019 with early adoption permitted and is required to be applied on a prospective basis. The Company will evaluate the impact of ASU 2017-09 on any future changes to the terms and conditions of its share-based compensation awards.

3. Acquisitions
Acquisition of Michael Kors (HK) Limited
On May 31, 2016, the Company acquired 100% of the stock of Michael Kors (HK) Limited and its subsidiaries, its licensees in the Greater China region, which includes China, Hong Kong, Macau and Taiwan. The Company believes that having direct control of this business will allow it to better manage opportunities and capitalize on the growth potential in the region. This acquisition was funded by a cash payment of $500.0 million, subject to certain purchase price adjustments. The Company accounted for the acquisition as a business combination. The following table summarized the fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions):

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
MKHKL's results of operations have been included in our consolidated financial statements beginning on June 1, 2016. MKHKL contributed total revenue of $69.8 million and net income of $2.4 million during the three months ended July 1, 2017, and total revenue of $20.6 million and net loss of $2.2 million for the period from the date of acquisition through July 2, 2016 (after amortization of non-cash valuation adjustments and integration costs).

The following table summarizes the unaudited pro-forma consolidated results of operations for the three months ended July 2, 2016 as if the acquisition had occurred on March 29, 2015, the beginning of Fiscal 2016 (in millions):

Three Months Ended
July 2, 2016
Pro-forma total revenue	$1,014.3
Pro-forma net income	155.2
Pro-forma net income per ordinary share attributable to MKHL:
Basic	$0.89
Diluted	$0.88
The unaudited pro-forma consolidated results above are based on the historical financial statements of the Company and MKHKL and are not necessarily indicative of the results of operations that would have been achieved if the acquisition was completed at the beginning of Fiscal 2016 and are not indicative of the future operating results of the combined company. The pro-forma consolidated results of operations reflect the elimination of intercompany transactions and include the effects of purchase accounting adjustments, including amortization charges related to the finite-lived intangible assets acquired (reacquired rights and customer relationships), fair value adjustments relating to leases, fixed assets and inventory, and the related tax effects assuming that the business combination occurred on March 29, 2015. The pro-forma consolidated results of operations for the three months ended July 2, 2016 also reflect the elimination of transaction costs of approximately $11.3 million, which have been recorded within selling, general and administrative expenses in the Company's consolidated statements of operations and comprehensive income for the three months ended July 2, 2016.
Other Acquisitions
During the three months ended July 1, 2017, the Company repurchased a portion of the non-controlling interest in its Latin American joint venture, MK (Panama) Holdings, S.A. and subsidiaries ("MK Panama") for approximately $0.5 million. As of July 1, 2017, the Company has a 75% ownership interest in MK Panama.
Please refer to Note 19 for information regarding the Company's agreement related to the acquisition of Jimmy Choo PLC.
4. Receivables, net
Receivables, net consist of (in millions):

	July 1, 2017	April 1, 2017
Trade receivables:
Credit risk assumed by insured	$207.2	$294.0
Credit risk retained by Company	49.9	63.8
Receivables due from licensees	8.1	11.9
	265.2	369.7
Less: allowances	(93.9)	(103.9)
	$171.3	$265.8
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
The Company's allowance for doubtful accounts is determined through analysis of periodic aging of receivables that are not covered by insurance and assessments of collectability based on an evaluation of historic and anticipated trends, the financial conditions of the Company’s customers and the impact of general economic conditions. The past due status of a receivable is based on its contractual terms. Amounts deemed uncollectible are written off against the allowance when it is probable the amounts will not be recovered. Allowance for doubtful accounts as of July 1, 2017 and April 1, 2017 was $0.9 million.

5. Property and Equipment, net
Property and equipment, net consist of (in millions):

	July 1, 2017	April 1, 2017
Leasehold improvements	$525.8	$507.9
In-store shops	261.2	256.0
Furniture and fixtures	251.6	244.1
Computer equipment and software	236.8	226.2
Equipment	107.3	104.4
Building	43.6	40.6
Land	15.0	14.0
	1,441.3	1,393.2
Less: accumulated depreciation and amortization	(885.4)	(833.9)
	555.9	559.3
Construction-in-progress	29.6	32.2
	$585.5	$591.5
Depreciation and amortization of property and equipment for the three months ended July 1, 2017 and July 2, 2016 was $42.5 million and $46.9 million, respectively.
6. Intangible Assets and Goodwill
The following table details the carrying values of the Company's intangible assets that are subject to amortization (in millions):

	July 1, 2017	April 1, 2017
Reacquired Rights	$400.4	$400.4
Trademarks	23.0	23.0
Lease Rights	78.8	74.2
Customer Relationships	5.0	5.0
	$507.2	$502.6
Less: accumulated amortization	$(92.9)	$(84.5)
	$414.3	$418.1
Amortization expense for the Company's finite-lived intangibles assets was $5.1 million as of July 1, 2017 and $3.5 million as of July 2, 2016.
The Company's goodwill balance as of July 1, 2017 and April 1, 2017 was $119.7 million. There were no impairment charges recorded during the three months ended July 1, 2017 and July 2, 2016 for any of the Company's intangible assets.

7. Current Assets and Current Liabilities
Prepaid expenses and other current assets consist of the following (in millions):

	July 1, 2017	April 1, 2017
Prepaid taxes	$61.8	$56.6
Prepaid rent	20.0	21.7
Leasehold incentive receivable	11.0	12.0
Prepaid insurance	5.1	3.2
Unrealized gains on forward foreign exchange contracts	0.1	4.7
Restricted cash	—	1.9
Other	25.9	21.8
	$123.9	$121.9
Accrued expenses and other current liabilities consist of the following (in millions):

	July 1, 2017	April 1, 2017
Accrued capital expenditures	$12.8	$20.5
Other taxes payable	40.0	29.2
Accrued rent	23.5	21.5
Accrued advertising and marketing	17.0	10.7
Gift cards and retail store credits	12.8	12.9
Professional services	9.8	7.1
Advance royalties	8.5	5.0
Unrealized loss on forward foreign currency exchange contracts	7.8	0.4
Other	29.7	27.7
	$161.9	$135.0
8. Restructuring and Other Charges
On May 31, 2017, the Company announced that it plans to close between 100 and 125 of its full-price retail stores over the next two years, in order to improve the profitability of its retail store fleet ("Retail Fleet Optimization Plan"). Over this time period, the Company expects to incur approximately $100 - $125 million of one-time costs associated with these store closures. Collectively, the Company anticipates ongoing annual savings of approximately $60 million as a result of store closures and the lower depreciation and amortization expense as a result of the impairment charges recorded during Fiscal 2017.
During the three months ended July 1, 2017, the Company finalized plans to close ten of its retail stores under the Retail Fleet Optimization Plan. The related charges during the three months ended July 1, 2017 were not material.
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
The 2015 Credit Facility requires the Company to maintain a leverage ratio at the end of each fiscal quarter of no greater than 3.5 to 1. Such leverage ratio is calculated as the ratio of the sum of total indebtedness as of the date of the measurement plus 6.0 times the consolidated rent expense for the last four consecutive fiscal quarters, to Consolidated EBITDAR for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined as consolidated net income plus income tax expense, net interest expense, depreciation and amortization expense, consolidated rent expense and other non-cash charges, subject to certain deductions. The 2015 Credit Facility also includes covenants that limit additional indebtedness, guarantees, liens, acquisitions and other investments and cash dividends that are customary for financings of this type. As of July 1, 2017, the Company was in compliance with all covenants related to this agreement.
As of July 1, 2017, the Company had $150.0 million in borrowings outstanding under the 2015 Credit Facility, which were recorded within short-term debt in its consolidated balance sheet as of July 1, 2017. In addition, stand-by letters of credit of $10.7 million were outstanding as of July 1, 2017. There were $127.3 million borrowings outstanding under the 2015 Credit Facility as of April 1, 2017. At July 1, 2017, the amount available for future borrowings was $839.3 million.
Please refer to Note 9 in the Company's Fiscal 2017 Annual Report on Form 10-K for additional information about the Company's 2015 Credit Facility.
Hong Kong Credit Facility
In December 2016, the Company's Hong Kong subsidiary, MKHKL, renewed its uncommitted credit facility ("HK Credit Facility") with HSBC (the "Bank"), which may be used to fund general working capital needs of MKHKL through November 30, 2017, subject to the Bank's discretion. The HK Credit Facility provides MKHKL with a revolving line of credit of up to 100.0 million Hong Kong Dollars (approximately $12.8 million), and may be used to support bank guarantees. In addition, this credit facility provides for a business card facility of up to 0.4 million Hong Kong Dollars (less than $0.1 million). Borrowings under the HK Credit Facility must be made in increments of at least 5.0 million Hong Kong Dollars and bear interest at the Hong Kong Interbank Offered Rate ("HIBOR") plus 150 basis points. As of July 1, 2017, borrowings outstanding under the HK Credit Facility were 45.0 million Hong Kong Dollars (approximately $5.8 million), which were recorded within short-term debt in the Company's consolidated balance sheet as of July 1, 2017. In addition, as of July 1, 2017, bank guarantees supported by this facility were 11.8 million Hong Kong Dollars (approximately $1.5 million). At July 1, 2017, the amount available for future borrowings under the Hong Kong Credit Facility was 43.2 million Hong Kong Dollars (approximately $5.5 million).
10. Commitments and Contingencies
In the ordinary course of business, the Company is party to various legal proceedings and claims. Although the outcome of such items cannot be determined with certainty, the Company’s management does not believe that the outcome of all pending legal proceedings in the aggregate will have a material adverse effect on its cash flow, results of operations or financial position.
Please refer to the Contractual Obligations and Commercial Commitments disclosure within the Liquidity section of the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 2017 for a detailed disclosure of other commitments and contractual obligations as of April 1, 2017.
Please refer to Note 19 for information regarding the Company's agreement related to the acquisition of Jimmy Choo PLC.

11. Fair Value Measurements
Financial assets and liabilities are measured at fair value using the three-level valuation hierarchy for disclosure of fair value measurements. The determination of the applicable level within the hierarchy of a particular asset or liability depends on the inputs used in the valuation as of the measurement date, notably the extent to which the inputs are market-base (observable)or internally derived (unobservable). Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs based on a company’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:
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

At July 1, 2017 and April 1, 2017, the fair values of the Company’s foreign currency forward contracts, the Company’s only derivative instruments, were determined using broker quotations, which were calculations derived from observable market information: the applicable currency rates at the balance sheet date and those forward rates particular to the contract at inception. The Company makes no adjustments to these broker obtained quotes or prices, but assesses the credit risk of the counterparty and would adjust the provided valuations for counterparty credit risk when appropriate. The fair values of the forward contracts are included in prepaid expenses and other current assets, and in accrued expenses and other current liabilities in the consolidated balance sheets, depending on whether they represent assets or (liabilities) to the Company, as detailed in Note 12.
All contracts are measured and recorded at fair value on a recurring basis and are categorized in Level 2 of the fair value hierarchy, as shown in the following table (in millions):

	Fair value at July 1, 2017 using:			Fair value at April 1, 2017 using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Forward foreign currency exchange contracts - assets	$—	$0.1	$—	$—	$4.7	$—
Forward foreign currency exchange contracts - liabilities	$—	$7.8	$—	$—	$0.4	$—
The Company’s cash and cash equivalents, accounts receivable and accounts payable, are recorded at carrying value, which approximates fair value. Borrowings under revolving credit agreements, if outstanding, are recorded at carrying value, which resembles fair value due to the short-term nature of such borrowings.
Non-Financial Assets and Liabilities
The Company's non-financial assets include goodwill, intangible assets and property and equipment. Such assets are reported at their carrying values and are not subject to recurring fair value measurements. The Company's goodwill is assessed for impairment at least annually during the fourth quarter of each fiscal year, while its other long-lived assets, including fixed assets and finite-lived intangible assets, are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The fair values of these assets are determined based on Level 3 measurements using the Company's best estimates of the amount and timing of future cash flows, based on historical experience, market conditions, current trends and performance expectations. The Company did not record any impairment charges during the three month periods ended July 1, 2017 and July 2, 2016.

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
The following table details the fair value of the Company’s derivative contracts, which are recorded on a gross basis in the consolidated balance sheets as of July 1, 2017 and April 1, 2017 (in millions):

			Fair Values
	Notional Amounts		Current Assets (1)		Current Liabilities (2)
	July 1, 2017	April 1, 2017	July 1, 2017	April 1, 2017	July 1, 2017	April 1, 2017
Designated forward foreign currency exchange contracts	$179.5	$167.5	$0.1	$4.7	$7.6	$0.4
Undesignated forward foreign currency exchange contracts	16.6	—	—	—	0.2	—
Total	$196.1	$167.5	$0.1	$4.7	$7.8	$0.4

(1)	Recorded within prepaid expenses and other current assets in the Company’s consolidated balance sheets.

(2)	Recorded within accrued expenses and other current liabilities in the Company’s consolidated balance sheets.
The Company records and presents the fair values of all of its derivative assets and liabilities in its consolidated balance sheet on a gross basis as shown in the above table. However, as of July 1, 2017 and April 1, 2017, the Company had derivative assets of $0.1 million and $4.7 million, respectively, and derivative liabilities of $7.5 million and $0.3 million, respectively, that were subject to master netting arrangements. If the Company were to offset and record the asset and liability balances for its derivative instruments on a net basis in accordance with the terms of its master netting arrangements, which provide for the right to setoff amounts for similar transactions denominated in the same currencies, its net derivative liabilities as of July 1, 2017 and April 1, 2017 would be $7.7 million and $0.2 million, respectively, and it would have derivative net assets of $4.5 million as of April 1, 2017. The Company's master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties.
Changes in the fair value of the effective portion of the Company’s forward foreign currency exchange contracts that are designated as accounting hedges are recorded in equity as a component of accumulated other comprehensive income, and are reclassified from accumulated other comprehensive income (loss) into earnings when the items underlying the hedged transactions are recognized into earnings, as a component of cost of sales within the Company’s consolidated statements of operations and comprehensive income. The following table summarizes the impact of the effective portion of gains and losses on the forward contracts designated as hedges (in millions):

	Three Months Ended
	July 1, 2017		July 2, 2016
	Pre-Tax Loss Recognized in OCI (Effective Portion)	Pre-Tax Gain Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax Gain Recognized in OCI (Effective Portion)	Pre-Tax Loss Reclassified from Accumulated OCI into Earnings (Effective Portion)
Forward foreign currency exchange contracts	$(9.3)	$1.9	$3.3	$(0.1)
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
During the three months ended July 1, 2017 and July 2, 2016, the Company recognized net losses of $1.4 million and net gains of $0.2 million, respectively, related to changes in the fair value of undesignated forward currency exchange contracts within foreign currency (income) loss in the Company’s consolidated statement of operations.

13. Shareholders’ Equity
Share Repurchase Program
On May 25, 2017, the Company's Board of Directors authorized a $1.0 billion share repurchase program. During the three months ended July 1, 2017 and July 2, 2016, the Company repurchased 4,543,500 shares and 8,025,749 shares, respectively, at a cost of $157.8 million and $400.0 million, respectively, under its share-repurchase programs through open market transactions. As of July 1, 2017, the remaining availability under the Company’s new share repurchase program was $842.2 million. Share repurchases are subject to market conditions and the Company's business priorities.
The Company also has in place a “withhold to cover” repurchase program, which allows the Company to withhold ordinary shares from certain executive officers to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards. During the three month periods ended July 1, 2017 and July 2, 2016, the Company withheld 77,155 shares and 94,151 shares, respectively, at a cost of $2.5 million and $4.4 million, respectively, in satisfaction of minimum tax withholding obligations relating to the vesting of restricted share awards.
14. Accumulated Other Comprehensive Income (Loss)
The following table details changes in the components of accumulated other comprehensive income (loss) ("AOCI"), net of taxes for the three months ended July 1, 2017 and July 2, 2016, respectively (in millions):

	Foreign Currency Translation (Losses) Gains	Net (Losses) Gains on Derivatives (1)	Other Comprehensive (Loss) Income Attributable to MKHL	Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest	Total Accumulated Other Comprehensive (Loss) Income
Balance at April 2, 2016	$(77.7)	$(3.2)	$(80.9)	$0.1	$(80.8)
Other comprehensive (loss) income before reclassifications (2)	(0.5)	3.0	2.5	0.1	2.6
Less: amounts reclassified from AOCI to earnings (3)	—	(0.1)	(0.1)	—	(0.1)
Other comprehensive (loss) income net of tax	(0.5)	3.1	2.6	0.1	2.7
Balance at July 2, 2016	$(78.2)	$(0.1)	$(78.3)	$0.2	$(78.1)

Balance at April 1, 2017	$(86.1)	$5.5	$(80.6)	$(0.3)	$(80.9)
Other comprehensive income (loss) before reclassifications (2)	22.1	(8.0)	14.1	—	14.1
Less: amounts reclassified from AOCI to earnings (3)	—	1.7	1.7	—	1.7
Other comprehensive income (loss) net of tax	22.1	(9.7)	12.4	—	12.4
Balance at July 1, 2017	$(64.0)	$(4.2)	$(68.2)	$(0.3)	$(68.5)
_________________________

(1)
Accumulated other comprehensive income balance related to net gains on derivative financial instruments as of July 1, 2017 and April 1, 2017 is net of tax (benefit) provision of $(0.7) million and $0.8 million, respectively. Other comprehensive income (loss) before reclassifications related to derivative financial instruments for the three months ended July 1, 2017 and July 2, 2016 is net of tax benefits of $1.3 million and $1.0 million, respectively. All other tax effect were not material for the periods presented.

(2)	Foreign currency translation losses for the three months ended July 1, 2017 include net losses of $1.4 million on intra-entity transactions that are of a long-term investment nature.

(3)
Reclassified amounts relate to the Company’s forward foreign currency exchange contracts for inventory purchases and are recorded within cost of goods sold in the Company’s consolidated statements of operations.

15. Share-Based Compensation
The Company issues equity grants to certain employees and directors of the Company at the discretion of the Company’s Compensation and Talent Committee. The Company has two equity plans, one adopted in Fiscal 2008, the Michael Kors (USA), Inc. Stock Option Plan (as amended and restated, the “2008 Plan”), and the other adopted in the third fiscal quarter of Fiscal 2012 and amended and restated with shareholder approval in May 2015, the Michael Kors Holdings Limited Amended and Restated Omnibus Incentive Plan (the “Incentive Plan”). The 2008 Plan only provided for grants of share options and was authorized to issue up to 23,980,823 ordinary shares. As of July 1, 2017, there were no shares available to grant equity awards under the 2008 Plan. The Incentive Plan allows for grants of share options, restricted shares and restricted share units, and other equity awards, and authorizes a total issuance of up to 15,246,000 ordinary shares. At July 1, 2017, there were 7,414,751 ordinary shares available for future grants of equity awards under the Incentive Plan. Option grants issued from the 2008 Plan generally expire ten years from the date of the grant, and those issued under the Incentive Plan generally expire seven years from the date of the grant.
The following table summarizes the Company's share-based compensation activity during the three months ended July 1, 2017:

	Options	Restricted Shares	Service-Based RSUs	Performance-Based RSUs
Outstanding/Unvested at April 1, 2017	4,791,045	185,425	1,470,767	401,777
Granted	208,264	—	1,039,943	139,562
Exercised/Vested	(4,551)	(100,230)	(296,363)	(81,212)
Decrease due to performance condition	—	—	—	(12,891)
Canceled/forfeited	(6,866)	(1,187)	(11,135)	—
Outstanding/Unvested at July 1, 2017	4,987,892	84,008	2,203,212	447,236
The weighted average grant date fair value for options granted during the three months ended July 1, 2017 and July 2, 2016 was $11.62 and $13.79 respectively. The weighted average grant date fair value of service-based and performance-based RSUs granted during the three months ended July 1, 2017 was $34.84 and $34.68, respectively and $49.87 and $49.88, respectively, during the three months ended July 2, 2016.
The Company uses the Black-Scholes valuation model to estimate the grant date fair value of its share option awards. During the three months ended July 1, 2017, the Company began using its own historical experience in determining the expected holding period and volatility of its time-based share option awards. In prior periods, the Company used the simplified method for determining the expected life of its options and average volatility rates of similar actively traded companies over the estimated holding period, due to insufficient historical option exercise experience as a public company. The following table presents assumptions used to estimate the fair value of options granted during the three months ended July 1, 2017 and July 2, 2016:

	Three Months Ended
	July 1 2017	July 2 2016
Expected dividend yield	0.0%	0.0%
Volatility factor	36.3%	30.1%
Weighted average risk-free interest rate	1.8%	1.1%
Expected life of option	4.69 years	4.75 years

Share-Based Compensation Expense
The following table summarizes compensation expense attributable to share-based compensation for the three months ended July 1, 2017 and July 2, 2016 (in millions):

	Three Months Ended
	July 1, 2017	July 2, 2016
Share-based compensation expense	$10.8	$9.8
Tax benefits related to share-based compensation expense	$3.6	$3.7
Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate to date. The estimated value of future forfeitures for equity grants as of July 1, 2017 is approximately $10.4 million.
Please refer to Note 15 in the Company's Fiscal 2017 Annual Report on Form 10-K for additional information relating to the Company's share-based compensation awards.
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
As of July 1, 2017 and April 1, 2017, the Company's goodwill balance of $119.7 million was allocated $91.9 million, $25.9 million and $1.9 million to the Company's Retail, Wholesale and Licensing segments, respectively. The Company does not have identifiable assets separated by segment.

The following table presents the key performance information of the Company’s reportable segments (in millions):

	Three Months Ended
	July 1, 2017	July 2, 2016
Revenue:
Net sales: Retail	$619.9	$562.9
Wholesale	303.6	394.4
Licensing	28.9	30.6
Total revenue	$952.4	$987.9

Income from operations:
Retail	$92.2	$66.6
Wholesale	43.5	105.0
Licensing	13.7	15.3
Income from operations	$149.4	$186.9
Depreciation and amortization expense for each segment are as follows (in millions):

	Three Months Ended
	July 1, 2017	July 2, 2016
Depreciation and amortization:
Retail	$32.0	$34.0
Wholesale	15.0	15.9
Licensing	0.6	0.5
Total depreciation and amortization	$47.6	$50.4
Total revenue (as recognized based on country of origin), and long-lived assets by geographic location are as follows (in millions):

	Three Months Ended
	July 1, 2017	July 2, 2016
Revenue:
The Americas (U.S., Canada and Latin America)(1)	$634.1	$690.8
Europe	201.2	224.0
Asia	117.1	73.1
Total revenue	$952.4	$987.9

	As of
	July 1, 2017	April 1, 2017
Long-lived assets:
The Americas (U.S., Canada and Latin America)(1)	$340.5	$356.1
Europe	206.1	197.7
Asia	453.2	455.8
Total Long-lived assets	$999.8	$1,009.6

(1)
Total revenues earned in the U.S. were $587.1 million and $641.4 million, respectively, for the three months ended July 1, 2017 and July 2, 2016. Long-lived assets located in the U.S. as of July 1, 2017 and April 1, 2017 were $313.8 million and $328.8 million, respectively.

17. Related Party Transactions
The Company’s Chief Creative Officer, Michael Kors, and the Company’s Chief Executive Officer, John Idol, and certain of the Company’s former shareholders, including Sportswear Holdings Limited, jointly owned Michael Kors Far East Holdings Limited, a BVI company, prior to the Company's acquisition of MKHKL on May 31, 2016, which eliminated their ownership interests. On April 1, 2011, the Company entered into certain licensing agreements with certain subsidiaries of Michael Kors Far East Holdings Limited, including MKHKL, (the “Licensees”), which provided the Licensees with certain exclusive rights for use of the Company’s trademarks within China, Hong Kong, Macau and Taiwan, and to import, sell, advertise and promote certain of the Company’s products in these regions, as well as to own and operate stores bearing the Company’s tradenames. The agreements between the Company and the Licensees were scheduled to expire on March 31, 2041 and could be terminated by the Company at certain intervals if minimum sales benchmarks were not met. Royalties earned under these agreements were approximately $1.2 million during the two months ended May 31, 2016 preceding the acquisition. These royalties were driven by Licensee sales (of the Company’s goods) to their customers of approximately $28.9 million during the two months ended May 31, 2016 preceding the acquisition. In addition, the Company sold certain inventory items to the Licensees through its wholesale segment at terms consistent with those of similar licensees in the region. During the two-month period ended May 31, 2016 preceding the acquisition, amounts recognized as net sales in the Company’s consolidated statements of operations and comprehensive income related to these sales were approximately $7.9 million. Please refer to Note 3 for information relating to the Company's acquisition of MKHKL on May 31, 2016.
A former executive officer of the Company (who is no longer a related party as of October 31, 2016) is married to a former employee of one of the Company's suppliers of fixtures for its shop-in-shops, retail stores and showrooms. During the three months ended July 2, 2016, purchases from this supplier reflected in the Company's consolidated financial statements were $0.3 million.
18. Non-cash Investing Activities
Significant non-cash investing activities during the three months ended July 2, 2016 included the non-cash allocations of the fair values of the net assets acquired in connection with the Company's acquisition of the Greater China business on May 31, 2016. See Note 3 for additional information.
There were no other significant non-cash investing or financing activities during the fiscal periods presented.
19. Subsequent Events

On July 25, 2017, the Company entered into an agreement with Jimmy Choo PLC ("Jimmy Choo"), whereby JAB Acquisitions (UK) Limited ("Michael Kors Bidco"), the Company's wholly-owned subsidiary, will acquire all of Jimmy Choo's outstanding shares at a purchase price of 230 pence in cash per share, or approximately £896 million. The total purchase price is estimated to be approximately $1.35 billion, including the refinancing of existing debt obligations. The transaction is subject to customary closing conditions and is expected to close during the third quarter of Fiscal 2018.

In connection with the acquisition agreement, on July 25, 2017, the Company entered into a forward foreign currency exchange derivative contract with a notional amount of £1.115 billion to mitigate its foreign currency exchange risk through the expected closing date of the acquisition. This derivative contract was not designated as a hedge. Therefore, changes in the fair value will be recorded to foreign currency income (loss) in the Company's consolidated statements of operations.
On July 25, 2017, the Company and its subsidiaries entered into a bridge credit agreement providing for a term loan facility in the principal amount of £1.115 billion with, JPMorgan Chase Bank, N.A. and Goldman Sachs Bank USA, among others. The proceeds of this facility will be used to fund the cash consideration payable by Michael Kors Bidco in connection with the acquisition. The term loan facility will mature 364 days from the initial borrowing date. The commitments under the bridge credit agreement are expected to be reduced or refinanced with permanent financing.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis (“MD&A”) of our Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto included as part of this interim report. This discussion contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may,” “expect,” “anticipate,” “estimate,” “seek,” “intend,” “believe” or similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, capital expenditures, general and administrative expenses, capital resources, new stores, additional financings or borrowings and additional losses and are subject to risks and uncertainties including, but not limited to, those discussed in this report that could cause actual results to differ materially from the results contemplated by these forward-looking statements. We also urge you to carefully review the risk factors set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended April 1, 2017, filed with the Securities and Exchange Commission on May 31, 2017.
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
We operate our business in three segments—retail, wholesale and licensing—and we have a strategically controlled global distribution network focused on company-operated retail stores, leading department stores, specialty stores and select licensing partners. As of July 1, 2017, our retail segment included 399 retail stores in the Americas (including concessions) and 439 international retail stores (including concessions) throughout Europe and Asia, as well as our e-commerce sites in the United States ("U.S."), Canada, Europe, China and Japan. As of July 1, 2017, our wholesale segment included wholesale sales through approximately 1,407 department store doors and 897 specialty store doors in the Americas and wholesale sales through approximately 1,013 specialty store doors and 242 department store doors internationally. Our remaining revenue is generated through our licensing segment, through which we license to third parties certain production, sales and/or distribution rights.
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
Certain Factors Affecting Financial Condition and Results of Operations
Establishing brand identity and enhancing global presence. We intend to continue to increase our international presence and global brand recognition through the formation of various joint ventures with international partners, and continuing with our international licensing arrangements. We feel this is an efficient method for continued penetration into the global luxury goods market, especially for markets where we have yet to establish a substantial presence. In addition, our growth strategy includes assuming direct control of certain international operations, which allows us to better manage our growth opportunities in the related regions. On May 31, 2016, we acquired the previously licensed business in the Greater China region (please refer to Note 3 to the accompanying consolidated financial statements for additional information). We also intend to grow our international presence through the formation of a global fashion luxury group, bringing together industry-leading fashion luxury brands. On July 25, 2017, the Company entered into an agreement with Jimmy Choo PLC ("Jimmy Choo"), whereby JAB Acquisitions (UK) Limited ("Michael Kors Bidco"), the Company's wholly-owned subsidiary, will acquire all of Jimmy Choo's outstanding shares. The transaction is subject to customary closing conditions and is expected to close during the third quarter of Fiscal 2018. Please refer to Note 19 to the accompanying consolidated financial statements for additional information.

Channel Shift and Demand for Our Accessories and Related Merchandise. Our performance is affected by trends in the luxury goods industry, as well as shifts in demographics and changes in lifestyle preferences. In addition, the accessible luxury retail and wholesale industry has been recently challenged by lower consumer traffic trends, a promotional selling environment resulting from a channel shift, and other political and economic factors. During Fiscal 2017, we began to strategically reduce shipments to decrease promotional activity within our wholesale channel, which we believe is necessary to appropriately position our brand long-term. Consumer spending has been increasingly constrained due to a decrease in tourist travel and a shift in consumer spending from luxury products to luxury experiences. In addition, consumer shopping preferences have continued to shift from physical stores to on-line shopping. While this trend has resulted in an increase in our e-commerce sales, it has had a negative impact on our brick and mortar stores. We currently expect that this trend will continue in the foreseeable future. We continue to adjust our operating strategy to the changing business environment and on May 31, 2017, we announced that we plan to close between 100 and 125 of our full-price retail stores over the next two years in order to improve the profitability of our retail store fleet. Over this time period, we expect to incur approximately $100 - $125 million of one-time costs associated with these store closures. Collectively, we anticipate ongoing annual savings of approximately $60 million as a result of the store closures and the lower depreciation and amortization associated with the impairment charges recorded during the fourth quarter of Fiscal 2017.
Currency fluctuation and the Strengthening U.S. Dollar. Our consolidated operations are impacted by the relationships between our reporting currency, the U.S. dollar, and those of our non-U.S. subsidiaries whose functional/local currency is other than the U.S. dollar. During the three months ended July 1, 2017, our results have been negatively impacted by the declines in value of the British Pound, the Euro and the Canadian Dollar relative to the U.S. Dollar of 11%, 3% and 4%, respectively, compared to the three months ended July 2, 2016. We continue to expect significant volatility in the global foreign currency exchange rates, which may have a negative impact on the reported results of certain of our non-U.S. subsidiaries in the future, when translated to U.S. Dollars.
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
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Critical accounting policies are those that are the most important to the portrayal of our financial condition and results of operations, and that require our most difficult, subjective and complex judgments to make estimates about the effect of matters that are inherently uncertain. In applying such policies, we must use certain assumptions that are based upon our informed judgments, assessments of probability and best estimates. Estimates, by their nature, are subjective and are based upon analysis of available information, including historical factors, current circumstances and the experience and judgment of management. Our critical accounting policies are disclosed in full in the MD&A section of our Annual Report on Form 10-K for the fiscal year ended April 1, 2017. There have been no significant changes in our critical accounting policies since April 1, 2017, other than described below.

We use the Black-Scholes valuation model to estimate the grant date fair value of its share option awards. During the three months ended July 1, 2017, we began using our own historical experience in determining the expected holding period and volatility of our time-based share option awards. In prior periods, we used the simplified method for determining the expected life of our options and average volatility rates of similar actively traded companies over the estimated holding period, due to insufficient historical option exercise experience as a public company.
Segment Information
We generate revenue through three business segments: retail, wholesale and licensing. The following table presents our revenue and income from operations by segment for the three months ended July 1, 2017 and July 2, 2016 (in millions):

		Three Months Ended
		July 1, 2017	July 2, 2016
Revenue:
Net sales:	Retail	$619.9	$562.9
	Wholesale	303.6	394.4
Licensing		28.9	30.6
Total revenue		$952.4	$987.9

Income from operations:
Retail		$92.2	$66.6
Wholesale		43.5	105.0
Licensing		13.7	15.3
Income from operations		$149.4	$186.9
Retail
We have four primary retail store formats: "Collection" stores, "Lifestyle" stores, outlet stores and e-commerce, through which we sell our products, as well as licensed products bearing our name, directly to the end consumer throughout the Americas (United States, Canada and Latin America, excluding Brazil), Europe and certain parts of Asia. In addition to these four retail formats, we operate concessions in a select number of department stores. Our "Collection" stores are located in highly prestigious shopping areas, while our "Lifestyle" stores are located in well-populated commercial shopping locations and leading regional shopping centers. Our outlet stores, which are generally in outlet centers, extend our reach to additional consumer groups. Our e-commerce business includes our existing e-commerce sites in the U.S. and Canada, Europe, China and Japan. During the second quarter of Fiscal 2018, we plan to further expand our e-commerce presence to additional countries in Europe and South Korea.
The following table presents the growth in our network of retail stores for the three months ended July 1, 2017 and July 2, 2016:

	July 1, 2017	July 2, 2016
Full price retail stores including concessions:
Number of stores	620	575
Increase during period	6	83
Percentage increase vs. prior year	7.8%	46.7%
Total gross square footage	1,425,232	1,323,132
Average square footage per store	2,299	2,301
Outlet stores:
Number of stores	218	196
Increase during period	5	20
Percentage increase vs. prior year	11.2%	24.1%
Total gross square footage	869,956	723,010
Average square footage per store	3,991	3,689

The following table presents our retail stores by geographic location:

	As of
	July 1, 2017	July 2, 2016
Store count by region:
The Americas (U.S., Canada and Latin America)	399	393
Europe	203	183
Asia	236	195
Total	838	771
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
The following table presents the declines in our global network of wholesale doors during the three-month periods ended July 1, 2017 and July 2, 2016:

	Three Months Ended
	July 1, 2017	July 2, 2016
Number of full-price wholesale doors	3,559	3,804
Decrease during period	(48)	(85)
Percentage decrease vs. prior year	(6.4)%	(6.7)%
Licensing
We generate revenue through product and geographic licensing arrangements. Our product license agreements allow third parties to use our brand name and trademarks in connection with the manufacturing and sale of a variety of products, including watches, jewelry, fragrances and beauty, and eyewear. In our product licensing arrangements, we take an active role in the design, marketing and distribution of products under our brands. Our geographic licensing arrangements allow third parties to use our tradenames in connection with the retail and/or wholesale sales of our branded products in specific geographic regions. During Fiscal 2017, we acquired direct control of our licensed operations in the Greater China region on May 31, 2016. The results of the acquired business are now being reported as part of our retail and wholesale operations. During the second quarter of Fiscal 2017, the Company licensed the right to operate retail stores bearing the Michael Kors trademark to a third party in Brazil.

Key Performance Indicators and Statistics
We use a number of key indicators of operating results to evaluate our performance, including the following (dollars in millions):

	Three Months Ended
	July 1, 2017	July 2, 2016
Total revenue	$952.4	$987.9
Gross profit as a percent of total revenue	60.3%	59.9%
Income from operations	$149.4	$186.9

Retail net sales - the Americas	$392.1	$392.2
Retail net sales - Europe	$122.1	$119.1
Retail net sales - Asia	$105.7	$51.6
Decreases in comparable store net sales	(5.9)%	(7.4)%

Wholesale net sales - the Americas	$227.2	$282.1
Wholesale net sales - Europe	$65.0	$90.8
Wholesale net sales - Asia	$11.4	$21.5
General Definitions for Operating Results
Net sales consist of sales from comparable retail stores and e-commerce sites and non-comparable retail stores and e-commerce sites, net of returns and markdowns, as well as those made to our wholesale customers, net of returns, discounts, markdowns and allowances.
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
Other (income) expense, net includes insurance settlements, proceeds received related to our anti-counterfeiting efforts and rental income from our owned distribution center in Europe. In future periods, it may include any other miscellaneous activities not directly related to our operations.
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
Foreign currency (income) loss includes net gains or losses related to the mark-to-market (fair value) on our forward currency contracts not designated as accounting hedges and unrealized income or loss from the re-measurement of monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries.
Noncontrolling interest represents the portion of the equity ownership in our Latin American joint venture, MK (Panama) Holdings, S.A. and subsidiaries ("MK Panama"), which is not attributable to our Company. During the three months ended July 1, 2017, we repurchased a portion of the non-controlling interest in MK Panama for approximately $0.5 million. As of July 1, 2017, we have a 75% ownership interest in MK Panama.

Results of Operations
Comparison of the three months ended July 1, 2017 with the three months ended July 2, 2016
The following table details the results of our operations for the three months ended July 1, 2017 and for the three months ended July 2, 2016, and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Three Months Ended		$ Change	% Change	% of Total Revenue for the Three Months Ended
	July 1, 2017	July 2, 2016			July 1, 2017	July 2, 2016
Statements of Operations Data:
Net sales	$923.5	$957.3	$(33.8)	(3.5)%
Licensing revenue	28.9	30.6	(1.7)	(5.6)%
Total revenue	952.4	987.9	(35.5)	(3.6)%
Cost of goods sold	377.7	396.6	(18.9)	(4.8)%	39.7%	40.1%
Gross profit	574.7	591.3	(16.6)	(2.8)%	60.3%	59.9%
Selling, general and administrative expenses	377.7	354.0	23.7	6.7%	39.7%	35.8%
Depreciation and amortization	47.6	50.4	(2.8)	(5.6)%	5.0%	5.1%
Total operating expenses	425.3	404.4	20.9	5.2%	44.7%	40.9%
Income from operations	149.4	186.9	(37.5)	(20.1)%	15.7%	18.9%
Other income, net	(0.6)	(0.3)	(0.3)	100.0%	(0.1)%	—%
Interest expense, net	1.1	0.3	0.8	266.7%	0.1%	—%
Foreign currency (income) loss	(1.2)	1.3	(2.5)	(192.3)%	(0.1)%	0.1%
Income before provision for income taxes	150.1	185.6	(35.5)	(19.1)%	15.8%	18.8%
Provision for income taxes	24.6	39.3	(14.7)	(37.4)%	2.6%	4.0%
Net income	125.5	146.3	(20.8)	(14.2)%
Less: Net loss attributable to noncontrolling interest	—	(0.8)	0.8	NM
Net income attributable to MKHL	$125.5	$147.1	$(21.6)	(14.7)%
___________________
NM Not meaningful
Total Revenue
Total revenue decreased $35.5 million, or 3.6%, to $952.4 million for the three months ended July 1, 2017, compared to $987.9 million for the three months ended July 2, 2016, which included net unfavorable foreign currency effects of approximately $9.4 million, primarily related to the weakening of the Euro, the British Pound and the Canadian Dollar against the U.S. Dollar during the three months ended July 1, 2017 as compared to the same prior year period. On a constant currency basis, our total revenue decreased $26.1 million, or 2.6%. The decrease in our total revenue was primarily attributable to lower wholesale revenues, partially offset by increased revenue from our retail business. Total revenue for the three months ended July 1, 2017 includes approximately $42.6 million of incremental revenue attributable to the Greater China business, which was acquired on May 31, 2016 and consolidated into the Company's results of operations effective June 1, 2016, as compared to the entire three months ended July 1, 2017.
The following table details revenues for our three business segments (dollars in millions):

	Three Months Ended			% Change		% of Total Revenue for the Three Months Ended
	July 1, 2017	July 2, 2016	$ Change	As Reported	Constant Currency	July 1, 2017	July 2, 2016
Revenue:
Net sales: Retail	$619.9	$562.9	$57.0	10.1%	11.6%	65.1%	57.0%
Wholesale	303.6	394.4	(90.8)	(23.0)%	(22.7)%	31.9%	39.9%
Licensing	28.9	30.6	(1.7)	(5.6)%	(5.6)%	3.0%	3.1%
Total revenue	$952.4	$987.9	$(35.5)	(3.6)%	(2.6)%

Retail
Net sales from our retail stores increased $57.0 million, or 10.1%, to $619.9 million for the three months ended July 1, 2017, compared to $562.9 million for the three months ended July 2, 2016, which included net unfavorable foreign currency effects of $8.1 million. On a constant currency basis, net sales from our retail stores increased $65.1 million, or 11.6%. We operated 838 retail stores, including concessions, as of July 1, 2017, compared to 771 retail stores, including concessions, as of July 2, 2016.
During the three months ended July 1, 2017, our comparable store sales decreased $28.5 million, or 5.9%, which included net unfavorable foreign currency effects of approximately $5.0 million. Our comparable store sales benefited approximately 330 basis points from the inclusion of the North American e-commerce sales in comparable store sales. On a constant currency basis, our comparable store sales decreased $23.5 million, or 4.9%. The decrease in our comparable store sales was attributable to lower sales from our women's accessories, watches and jewelry product categories, offset in part by higher men's sales during the three months ended July 1, 2017, as compared to the three months ended July 2, 2016.
Our non-comparable store sales increased $85.5 million during the three months ended July 1, 2017, which included net unfavorable foreign currency effects of $3.1 million. On a constant currency basis, our non-comparable store sales increased $88.6 million. The increase in non-comparable store sales was primarily attributable to operating an additional 67 stores since July 2, 2016. Our acquired Greater China business contributed incremental revenues of approximately $42.0 million to our non-comparable store sales for the three months ended July 1, 2017.
Wholesale
Net sales to our wholesale customers decreased $90.8 million, or 23.0%, to $303.6 million for the three months ended July 1, 2017, compared to $394.4 million for the three months ended July 2, 2016, which included net unfavorable foreign currency effects of approximately $1.3 million. The decrease in our wholesale net sales was primarily attributable to lower sales from our women's accessories, apparel and footwear product lines during the three months ended July 1, 2017, compared to the three months ended July 2, 2016. Approximately $7.9 million of the decrease in wholesale net sales was due to the absence of the prior period wholesale sales to our former licensee in Greater China.
Licensing
Royalties earned on our licensing agreements decreased $1.7 million, or 5.6%, to $28.9 million for the three months ended July 1, 2017, compared to $30.6 million for the three months ended July 2, 2016. This decrease was primarily attributable to the absence of licensing revenues from our previously licensed business in Greater China due to our acquisition of the related operations, as previously described. The decline in licensing revenue from fashion watches was entirely offset by licensing revenue from connected watches.
Gross Profit
Gross profit decreased $16.6 million, or 2.8%, to $574.7 million for the three months ended July 1, 2017, compared to $591.3 million for the three months ended July 2, 2016, which included net unfavorable foreign currency effects of $5.6 million. Gross profit as a percentage of total revenue increased 40 basis points to 60.3% during the three months ended July 1, 2017, compared to 59.9% during the three months ended July 2, 2016. The increase in our gross profit margin was primarily attributable to a favorable channel mix due to a higher proportion of retail sales than in the prior fiscal year period and an increase in gross profit margin from our retail segment of 120 basis points, primarily driven by favorable geographic mix of sales, offset in part by increased markdowns. The increase in gross profit margin was also partially offset by a decrease of 490 basis points in our wholesale segment gross margin, reflecting increased allowances and unfavorable product and geographic mix during the three months ended July 1, 2017, as compared to the three months ended July 2, 2016.
Total Operating Expenses
Total operating expenses increased $20.9 million, or 5.2%, to $425.3 million during the three months ended July 1, 2017, compared to $404.4 million for the three months ended July 2, 2016. Our operating expenses included a net favorable foreign currency impact of approximately $5.1 million. Total operating expenses increased to 44.7% as a percentage of total revenue for the three months ended July 1, 2017, compared to 40.9% for the three months ended July 2, 2016. The components that comprise total operating expenses are explained below.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $23.7 million, or 6.7%, to $377.7 million during the three months ended July 1, 2017, compared to $354.0 million for the three months ended July 2, 2016. The increase in selling, general and administrative expenses was primarily due to the following:

•	incremental expenses of approximately $22.3 million due to the inclusion of the Greater China business acquired on May 31, 2016 for the full period during the three months ended July 1, 2017;

•	an increase of $10.7 million in corporate expenses, excluding transaction costs and the above-mentioned incremental expenses related to the Greater China business;
These increases were partially offset by the absence of approximately $11.3 million of transaction costs recorded during the three months ended July 2, 2016 in connection with our acquisition of the Greater China business.
Selling, general and administrative expenses as a percentage of total revenue increased to 39.7% for the three months ended July 1, 2017, compared to 35.8% for the three months ended July 2, 2016, largely attributable to operating expense deleverage on lower sales, primarily comprised of higher retail store-related costs and corporate expenses as a percentage of total revenue for the three months ended July 1, 2017, as compared to the three months ended July 2, 2016.
Depreciation and Amortization
Depreciation and amortization decreased $2.8 million, or 5.6%, to $47.6 million during the three months ended July 1, 2017, compared to $50.4 million for the three months ended July 2, 2016, which included approximately $5.7 million of incremental depreciation and amortization expenses due to the inclusion of the Greater China business for the full period during the three months ended July 1, 2017, including amortization of the reacquired rights intangible asset recognized in connection with the acquisition of the Greater China business. The decrease in other depreciation and amortization expense was primarily attributable to lower depreciation due to fixed asset impairment charges recorded in Fiscal 2017 and a decrease in build-outs of our new retail stores and shop-in-shop locations. Depreciation and amortization decreased to 5.0% as a percentage of total revenue during the three months ended July 1, 2017, compared to 5.1% for the three months ended July 2, 2016.
Income from Operations
As a result of the foregoing, income from operations decreased $37.5 million, or 20.1%, to $149.4 million during the three months ended July 1, 2017, compared to $186.9 million for the three months ended July 2, 2016. Income from operations as a percentage of total revenue decreased to 15.7% during the three months ended July 1, 2017, compared to 18.9% for the three months ended July 2, 2016.
The following table details income from operations for our three business segments (dollars in millions):

	Three Months Ended				% of Net Sales/ Revenue for the Three Months Ended
	July 1, 2017	July 2, 2016	$ Change	% Change	July 1, 2017	July 2, 2016
Income from operations:
Retail	$92.2	$66.6	$25.6	38.4%	14.9%	11.8%
Wholesale	43.5	105.0	(61.5)	(58.6)%	14.3%	26.6%
Licensing	13.7	15.3	(1.6)	(10.5)%	47.4%	50.0%
Income from operations	$149.4	$186.9	$(37.5)	(20.1)%	15.7%	18.9%

Retail
Income from operations for our retail segment increased $25.6 million, or 38.4%, to $92.2 million during the three months ended July 1, 2017, compared to $66.6 million for the three months ended July 2, 2016. Income from operations as a percentage of net retail sales increased 310 basis points from 11.8% for the three months ended July 2, 2016 to 14.9% during the three months ended July 1, 2017. The increase in retail income from operations as a percentage of net retail sales was primarily due to a decrease in operating expenses as a percentage of net retail sales of approximately 190 basis points, as well as a 120 basis point increase in gross profit margin, as previously discussed above, during the three months ended July 1, 2017, as compared to the three months ended July 2, 2016. The decrease in operating expenses as a percentage of net retail sales was primarily attributable to the inclusion of transaction costs of $11.3 million related to the acquisition of the Greater China business during the three months ended July 2, 2016 and lower depreciation expenses during the three months ended July 1, 2017, partially offset by an increase in corporate allocated expenses.
Wholesale
Income from operations for our wholesale segment decreased $61.5 million, or 58.6%, to $43.5 million during the three months ended July 1, 2017, compared to $105.0 million for the three months ended July 2, 2016. Income from operations as a percentage of net wholesale sales decreased from 26.6% for the three months ended July 2, 2016 to 14.3% during the three months ended July 1, 2017, largely due to an increase in operating expenses as a percentage of net wholesale sales of approximately 740 basis points, which was primarily attributable to increased corporate allocated expenses and deleverage in other operating expenses (including depreciation and amortization, selling and distribution costs) due to lower wholesale net sales. The decrease in wholesale income from operations as a percentage of wholesale net sales was also due to a 490 basis point decrease in our wholesale gross profit margin, as previously discussed.
Licensing
Income from operations for our licensing segment decreased $1.6 million, or 10.5%, to $13.7 million during the three months ended July 1, 2017, compared to $15.3 million for the three months ended July 2, 2016. Income from operations as a percentage of licensing revenue decreased from 50.0% during the three months ended July 2, 2016 to 47.4% during the three months ended July 1, 2017, which was primarily due to increased corporate allocated expenses and advertising costs as a percentage of licensing revenue during the three months ended July 1, 2017, as compared to the three months ended July 2, 2016.
Interest Expense, net
Interest expense increased $0.8 million to $1.1 million during the three months ended July 1, 2017, compared to $0.3 million for the three months ended July 2, 2016, primarily due to higher interest expense on borrowings outstanding and lower interest income due to a decline in our short-term investments (cash-equivalents) during the three months ended July 1, 2017, as compared to the three months ended July 2, 2016.
Foreign Currency (Income) Loss
During the three month periods ended July 1, 2017 and July 2, 2016, we recognized net foreign currency income of $1.2 million and net foreign currency loss $1.3 million, respectively, which were primarily attributable to net gains and losses on the revaluation and settlement of certain of our accounts payable in currencies other than the functional currency of the applicable reporting units as well as the remeasurement of dollar-denominated intercompany loans with certain of our subsidiaries. During the three months ended July 1, 2017, these gains were partially offset by the unfavorable mark-to-market adjustments on our forward foreign currency contracts not designated as accounting hedges.
Provision for Income Taxes
We recognized $24.6 million of income tax expense during the three months ended July 1, 2017, compared to $39.3 million for the three months ended July 2, 2016. Our effective tax rate for the three months ended July 1, 2017, was 16.4%, compared to 21.2% for the three months ended July 2, 2016. The decrease in our effective tax rate was primarily due to the favorable effect of global financing activities, as well as the increase in the proportion of earnings generated in lower taxed foreign jurisdictions versus the U.S. during the three months ended July 1, 2017. This decrease was also slightly offset by share based compensation deficits which are now classified in the income statement in accordance with ASU No. 2016-09.

Our effective tax rate may fluctuate from time to time due to the effects of changes in U.S. state and local taxes and tax rates in foreign jurisdictions. In addition, factors such as the geographic mix of earnings, enacted tax legislation and the results of various global tax strategies, may also impact our effective tax rate in future periods.
Net Income Attributable to MKHL
As a result of the foregoing, our net income attributable to MKHL decreased $21.6 million, or 14.7%, to $125.5 million during the three months ended July 1, 2017, compared to $147.1 million for the three months ended July 2, 2016.
Liquidity and Capital Resources
Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, along with borrowings available under our credit facilities (see below discussion regarding “Revolving Credit Facilities”) and available cash and cash equivalents. Our primary use of this liquidity is to fund our ongoing cash requirements, including working capital requirements, acquisitions, global retail store construction, expansion and renovation, expansion of our distribution and corporate facilities, construction and renovation of shop-in-shops, investment in information systems infrastructure, share repurchases and other corporate activities. We believe that the cash generated from our operations, together with borrowings available under our revolving credit facility and available cash and cash equivalents, will be sufficient to meet our working capital needs for the next 12 months, including investments made and expenses incurred in connection with our store growth plans, shop-in-shop growth, investments in corporate and distribution facilities, continued systems development, e-commerce and marketing initiatives. We spent $14.8 million on capital expenditures during the three months ended July 1, 2017, and expect to spend approximately $185 million on capital expenditures during the remainder of Fiscal 2018.
The following table sets forth key indicators of our liquidity and capital resources (in millions):

	As of
	July 1, 2017	April 1, 2017
Balance Sheet Data:
Cash and cash equivalents	$273.7	$227.7
Working capital	604.0	598.9
Total assets	2,413.0	2,409.6
Short-term debt	155.8	133.1

	Three Months Ended
	July 1, 2017	July 2, 2016
Cash Flows Provided By (Used In):
Operating activities	$194.3	$323.3
Investing activities	(16.2)	(527.7)
Financing activities	(137.7)	(157.0)
Effect of exchange rate changes	3.7	(3.5)
Net increase (decrease) in cash and cash equivalents and restricted cash	$44.1	$(364.9)
Cash Provided by Operating Activities
Cash provided by operating activities decreased $129.0 million to $194.3 million during the three months ended July 1, 2017, as compared to $323.3 million for the three months ended July 2, 2016. The decrease in cash flows from operating activities was primarily due to a decline related to changes in our working capital, primarily due to: (i) lower accounts payable driven by the timing of payments, (ii) an unfavorable change in accounts receivable, primarily attributable to a lower balance in the beginning of Fiscal 2017 than in prior year and (iii) higher inventory purchases to support European retail operations, including e-commerce. The decrease in cash flows from operating activities was also due to a decrease in our net income after non-cash adjustments.

Cash Used in Investing Activities
Net cash used in investing activities decreased $511.5 million to $16.2 million during the three months ended July 1, 2017, as compared to $527.7 million during the three months ended July 2, 2016, which was primarily attributable to $480.6 million in cash paid, net of cash acquired, in connection with our acquisition of the previously licensed business in Greater China during the three months ended July 2, 2016, as well as lower capital expenditures of $32.1 million during the three months ended July 1, 2017, due to lower spending related to build-outs of new stores and shop-in-shops and lower corporate expenditures.
Cash Used in Financing Activities
Net cash used in financing activities decreased $19.3 million to $137.7 million during the three months ended July 1, 2017 from $157.0 million during the three months ended July 2, 2016, which was primarily attributable to a decrease of $244.1 million in cash payments to repurchase our ordinary shares, partially offset by decreased borrowings under our 2015 Credit Facility of $221.7 million, net of debt repayments.
Credit Facilities
The following table presents a summary of the Company's borrowing capacity and amounts outstanding as of July 1, 2017 and April 1, 2017 (dollars in millions):

	As of
	July 1, 2017	April 1, 2017
Senior Unsecured Revolving Credit Facility ("2015 Credit Facility"):(1)
Total availability (excluding up to a $500 million accordion feature)	$1,000.0	$1,000.0
Borrowings outstanding(2)	150.0	127.3
Letters of credit outstanding	10.7	10.6
Remaining availability	$839.3	$862.1

Hong Kong Uncommitted Credit Facility:
Total availability (100.0 million Hong Kong Dollars)	$12.8	$12.9
Borrowings outstanding (45.0 million Hong Kong Dollars)(2)	5.8	5.8
Bank guarantees outstanding (11.8 million Hong Kong Dollars)	1.5	1.5
Remaining availability	$5.5	$5.6

Total borrowings outstanding(1)	$155.8	$133.1
Total remaining availability	$844.8	$867.7
_____________________________
(1) The 2015 Credit Facility contains customary events of default and requires us to maintain a leverage ratio at the end of each fiscal quarter of no greater than 3.5 to 1, calculated as the ratio of the sum of total indebtedness as of the date of the measurement plus 6.0 times the consolidated rent expense for the last four consecutive fiscal quarters, to Consolidated EBITDAR for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined as consolidated net income plus income tax expense, net interest expense, depreciation and amortization expense, consolidated rent expense and other non-cash charges, subject to certain deductions. The 2015 Credit facility also includes other customary covenants that limit additional indebtedness, guarantees, liens, acquisitions and other investments and cash dividends. As of July 1, 2017 and July 2, 2016, we were in compliance with all covenants related to this agreement.
(2) Recorded as short-term debt in the Company's consolidated balance sheet as of July 1, 2017.

We believe that our 2015 Credit Facility is adequately diversified with no undue concentration in any one financial institution. As of July 1, 2017, there were 13 financial institutions participating in the facility, with none maintaining a maximum commitment percentage in excess of 15%. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the 2015 Credit Facility.
Please refer to Note 9 to the accompanying consolidated financial statements for detailed information relating to our credit facilities.

Share Repurchase Program
The following table presents our treasury share repurchases during the three months ended July 1, 2017 and July 2, 2016 (dollars in millions):

	Three Months Ended
	July 1, 2017	July 2, 2016
Cost of shares repurchased under share repurchase program	$157.8	$400.0
Cost of shares withheld to cover tax withholding obligations	2.5	4.4
Total cost of treasury shares repurchased	$160.3	$404.4

Shares repurchased under share repurchase program	4,543,500	8,025,749
Shares withheld to cover tax withholding obligations	77,155	94,151
	4,620,655	8,119,900
As of July 1, 2017, the remaining availability under our $1.0 billion share repurchase program was $842.2 million. Share repurchases are subject to market conditions and our business priorities. Please refer to Note 13 to the accompanying consolidated financial statements for additional information.
Contractual Obligations and Commercial Commitments
Please refer to the “Contractual Obligations and Commercial Commitments” disclosure within the "Liquidity and Capital Resources" section of our Fiscal 2017 Form 10-K for a detailed disclosure of our other contractual obligations and commitments as of April 1, 2017.
On July 25, 2017, we entered into an agreement with Jimmy Choo, whereby Michael Kors Bidco, our wholly-owned subsidiary, will acquire all of Jimmy Choo's outstanding shares at a purchase price of 230 pence in cash per share, or approximately £896 million. The total purchase price is estimated to be approximately $1.35 billion, including the refinancing of existing debt obligations. The transaction is subject to customary closing conditions and is expected to close during the third quarter of Fiscal 2018.

In connection with the acquisition agreement, on July 25, 2017, we entered into a forward foreign currency exchange derivative contract with a notional amount of £1.115 billion to mitigate our foreign currency exchange risk through the expected closing date of the acquisition. This derivative contract was not designated as a hedge. Therefore, changes in the fair value will be recorded to foreign currency income (loss) in our consolidated statements of operations.
On July 25, 2017, we entered into a bridge credit agreement providing for a term loan facility in the principal amount of £1.115 billion with, JPMorgan Chase Bank, N.A. and Goldman Sachs Bank USA, among others. The proceeds of this facility will be used to fund the cash consideration payable by Michael Kors Bidco in connection with the acquisition. The term loan facility will mature 364 days from the initial borrowing date. The commitments under the bridge credit agreement are expected to be reduced or refinanced with permanent financing.
Off-Balance Sheet Arrangements
We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. In addition to the commitments in the above table, our off-balance sheet commitments relating to our outstanding letters of credit were $11.2 million at July 1, 2017, including $0.5 million in letters of credit issued outside of the 2015 Credit Facility. In addition, as of July 1, 2017, bank guarantees of approximately $1.5 million were supported by the Hong Kong Credit Facility. We do not have any other off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.
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
We perform a sensitivity analysis on our forward currency contracts, both designated and not designated as hedges for accounting purposes, to determine the effects of fluctuations in foreign currency exchange rates. For this sensitivity analysis, we assume a hypothetical change in U.S. dollar against foreign exchange rates. Based on all foreign currency exchange contracts outstanding as of July 1, 2017, a 10% appreciation or devaluation of the U.S. dollar compared to the level of foreign currency exchange rates for currencies under contract as of July 1, 2017, would result in a net increase or decrease of $19.8 million in the fair value of these contracts.
Interest Rate Risk
We are exposed to interest rate risk in relation to borrowings outstanding under our 2015 Credit Facility and our Hong Kong Credit Facility. Our 2015 Credit Facility carries interest rates that are tied to LIBOR and the prime rate, among other institutional lending rates (depending on the particular origination of borrowing), as further described in Note 9 to the accompanying consolidated financial statements. Our Hong Kong Credit Facility carries interest at a rate that is tied to the Hong Kong Interbank Offered Rate. Therefore, our statements of operations and cash flows are exposed to changes in those interest rates. At July 1, 2017, we had borrowings of $150.0 million outstanding under our 2015 Credit Facility and borrowings of approximately $5.8 million outstanding under our Hong Kong Credit Facility. These balances are not indicative of future balances that may be outstanding under our revolving credit facilities that may be subject to fluctuations in interest rates. Any increases in the applicable interest rate(s) would cause an increase to the interest expense relative to any outstanding balance at that date.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) as of July 1, 2017. This evaluation was performed based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), the 2013 Framework. Based on this assessment, our CEO and CFO concluded that our disclosure controls and procedures as of July 1, 2017 are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended July 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are involved in various routine legal proceedings incident to the ordinary course of our business. We believe that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on our business, results of operations and financial condition.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 1, 2017, as amended and supplemented by the risk factor set forth below, which could materially and adversely affect our business, financial condition or future results. These risks are not the only risks that we face. Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.
The following is an amended and restated version of a Risk Factor included in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended April 1, 2017:
Acquisitions may not be successfully integrated and may not achieve intended benefits.
We face additional risks associated with our strategy to grow our business through acquisitions of other brands and geographic licensees, such as our acquisitions of our previously licensed business in South Korea and the Greater China region in 2016 and our recently announced agreement to acquire Jimmy Choo PLC. We may not be able to successfully integrate the business of any licensee, Jimmy Choo or any other business that we may acquire into our own business or achieve any expected cost savings or synergies from such integration. The potential difficulties that we may face that could cause the results of the acquisition of such previously licensed business, Jimmy Choo or any other business that we may acquire to not be in line with our expectations, include, among others:

•	failure to implement our business plan for the combined business or to achieve anticipated revenue or profitability targets;

•	delays or difficulties in completing the integration of acquired companies or assets;

•	higher than expected costs, lower than expected cost savings and/or a need to allocate resources to manage unexpected operating difficulties;

•	unanticipated issues in integrating logistics, information and other systems;

•	unanticipated changes in applicable laws and regulations;

•	retaining key customers, suppliers and employees;

•	operating risks inherent in the acquired business and our business;

•	diversion of the attention and resources of management;

•	retaining and obtaining required regulatory approvals, licenses and permits;

•	unanticipated changes in the combined business due to potential divestitures or other requirements imposed by antitrust regulators;

•	assumption of liabilities not identified in due diligence or other unanticipated issues, expenses and liabilities; and

•	the impact on our internal controls and compliance with the requirements under the Sarbanes-Oxley Act of 2002.
Our acquisitions of our previously licensed business in South Korea or the Greater China region, Jimmy Choo or any other entity that we may acquire may not perform as well as initially expected which could have a material adverse effect on our financial condition and results of operations. In addition, we are required to test goodwill and any other intangible assets acquired as a result of acquisitions for impairment. If such testing indicates that the carrying value of goodwill or other intangible assets exceeds the related fair value, we would be required to record an impairment charge for the difference, which could have a material adverse effect on our financial condition and results of operations.
We also have a controlling interest in our joint venture in Latin America ("MK Panama") and consolidate this joint venture into our operations. We may not realize a satisfactory return on our investment and our joint venture also exposes us to risks to the extent that our joint venture partner may have economic or business interests or goals that are inconsistent with ours; take actions contrary to our policies or objectives; experience financial or other difficulties; or be unable or unwilling to fulfill their obligations under the joint venture agreement, any of which could negatively impact our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
On May 25, 2017, the Company's Board of Directors authorized a new $1.0 billion share repurchase program. The Company also has in place a “withhold to cover” repurchase program, which allows the Company to withhold ordinary shares from certain executive officers to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards.
The following table provides information of the Company’s ordinary shares repurchased during the three months ended July 1, 2017:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximated Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (in millions)
April 2-April 29	—	$—	—	$—
April 30-May 27	—	$—	—	$1,000.0
May 28-July 1	4,620,655	$34.71	4,543,500	$842.2
	4,620,655		4,543,500
ITEM 6. EXHIBITS
a. Exhibits
Please refer to the accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 9, 2017.

MICHAEL KORS HOLDINGS LIMITED

By:	/s/ John D. Idol
Name:	John D. Idol
Title:	Chairman & Chief Executive Officer

By:	/s/ Thomas J. Edwards, Jr.
Name:	Thomas J. Edwards, Jr.
Title:	Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer

INDEX TO EXHIBITS

Exhibit No.	Description

2.2
Rule 2.7 Announcement, dated as of July 25, 2017 (included as Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 001-35368), filed on July 25, 2017 and incorporated herein by reference).

2.3
Cooperation Agreement, dated as of July 25, 2017, by and among Michael Kors Holdings Limited, JAG Acquisitions (UK) Limited and Jimmy Choo PLC (included as Exhibit 2.2 to the Company's Current Report on Form 8-K (File No. 001-35368), filed on July 25, 2017 and incorporated herein by reference).

10.19
Employment Agreement, dated as of April 17, 2017, by and among Michael Kors (USA), Inc., Michael Kors Holdings Limited and Thomas J. Edwards, Jr. (including as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2017, filed on May 31, 2017, and incorporated herein by reference).

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

101.1
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended July 1, 2017, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.