Form 10-Q
period 2017-09-30
Michael Kors Holdings Ltd
filed 2017-11-08
CIK 1530721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
As of October 31, 2017, Michael Kors Holdings Limited had 152,078,642 ordinary shares outstanding.

TABLE OF CONTENTS

		Page No.
	PART I FINANCIAL INFORMATION
Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2017 and April 1, 2017	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the three months and six months ended September 30, 2017 and October 1, 2016	4

	Condensed Consolidated Statements of Shareholders’ Equity (unaudited) for the six months ended September 30, 2017	5

	Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended September 30, 2017 and October 1, 2016	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48

Item 4.	Controls and Procedures	49

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	50

Item 1A.	Risk Factors	50

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 6.	Exhibits	50

Signatures		51

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30, 2017	April 1, 2017
Assets
Current assets
Cash and cash equivalents	$178.2	$227.7
Receivables, net	274.5	265.8
Inventories	696.5	549.3
Prepaid expenses and other current assets	181.5	121.9
Total current assets	1,330.7	1,164.7
Property and equipment, net	562.7	591.5
Intangible assets, net	405.7	418.1
Goodwill	119.7	119.7
Deferred tax assets	69.2	73.3
Other assets	43.7	42.3
Total assets	$2,531.7	$2,409.6
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$174.0	$176.3
Accrued payroll and payroll related expenses	51.9	61.1
Accrued income taxes	60.1	60.3
Short-term debt	—	133.1
Accrued expenses and other current liabilities	188.7	135.0
Total current liabilities	474.7	565.8
Deferred rent	131.7	137.8
Deferred tax liabilities	78.7	80.0
Other long-term liabilities	41.4	31.0
Total liabilities	726.5	814.6
Commitments and contingencies
Shareholders’ equity
Ordinary shares, no par value; 650,000,000 shares authorized; 210,200,479 shares issued and 152,066,668 outstanding at September 30, 2017; 209,332,493 shares issued and 155,833,304 outstanding at April 1, 2017	—	—
Treasury shares, at cost (58,133,811 shares at September 30, 2017 and 53,499,189 shares at April 1, 2017)	(2,815.8)	(2,654.9)
Additional paid-in capital	791.9	767.8
Accumulated other comprehensive loss	(59.6)	(80.6)
Retained earnings	3,888.5	3,560.3
Total shareholders’ equity of MKHL	1,805.0	1,592.6
Noncontrolling interest	0.2	2.4
Total equity	1,805.2	1,595.0
Total liabilities and shareholders’ equity	$2,531.7	$2,409.6
See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net sales	$1,108.6	$1,049.4	$2,032.1	$2,006.7
Licensing revenue	38.0	38.8	66.9	69.4
Total revenue	1,146.6	1,088.2	2,099.0	2,076.1
Cost of goods sold	455.8	443.5	833.5	840.1
Gross profit	690.8	644.7	1,265.5	1,236.0
Selling, general and administrative expenses	421.2	379.7	798.9	733.7
Depreciation and amortization	48.3	56.4	95.9	106.8
Impairment of long-lived assets	16.3	4.9	16.3	4.9
Restructuring and other charges	5.9	—	5.9	—
Total operating expenses	491.7	441.0	917.0	845.4
Income from operations	199.1	203.7	348.5	390.6
Other income, net	(0.3)	(0.3)	(0.9)	(0.6)
Interest expense, net	0.8	1.4	1.9	1.7
Foreign currency (gain) loss	(40.5)	—	(41.7)	1.3
Income before provision for income taxes	239.1	202.6	389.2	388.2
Provision for income taxes	36.4	41.9	61.0	81.2
Net income	202.7	160.7	328.2	307.0
Less: Net loss attributable to noncontrolling interest	(0.2)	(0.2)	(0.2)	(1.0)
Net income attributable to MKHL	$202.9	$160.9	$328.4	$308.0

Weighted average ordinary shares outstanding:
Basic	151,781,340	166,695,631	153,134,119	170,427,101
Diluted	154,168,094	168,839,967	155,519,806	172,726,859
Net income per ordinary share attributable to MKHL:
Basic	$1.34	$0.97	$2.14	$1.81
Diluted	$1.32	$0.95	$2.11	$1.78

Statements of Comprehensive Income:
Net income	$202.7	$160.7	$328.2	$307.0
Foreign currency translation adjustments	15.0	(0.3)	37.1	(0.7)
Net (loss) gain on derivatives	(6.4)	(1.3)	(16.1)	1.8
Comprehensive income	211.3	159.1	349.2	308.1
Less: Net loss attributable to noncontrolling interest	(0.2)	(0.2)	(0.2)	(1.0)
Less: Other comprehensive loss attributable to noncontrolling interest	—	(0.1)	—	—
Comprehensive income attributable to MKHL	$211.5	$159.4	$349.4	$309.1
See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions, except share data which is in thousands)
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity of MKHL	Non-controlling Interest	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at April 1, 2017	209,332	$—	$767.8	(53,499)	$(2,654.9)	$(80.6)	$3,560.3	$1,592.6	$2.4	$1,595.0
Net income	—	—	—	—	—	—	328.4	328.4	(0.2)	328.2
Other comprehensive income	—	—	—	—	—	21.0	—	21.0	—	21.0
Total comprehensive income	—	—	—	—	—	—	—	349.4	(0.2)	349.2
Partial repurchase of non-controlling interest	—	—	0.5	—	—	—	—	0.5	(1.0)	(0.5)
Vesting of restricted awards, net of forfeitures	462	—	—	—	—	—	—	—	—	—
Exercises of employee share options	406	—	3.0	—	—	—	—	3.0	—	3.0
Equity compensation expense		—	21.1	—	—	—	—	21.1	—	21.1
Purchase of treasury shares	—	—	—	(4,635)	(160.9)	—	—	(160.9)	—	(160.9)
Redemption of capital/dividends	—	—	—	—	—	—	(0.2)	(0.2)	(1.0)	(1.2)
Other	—	—	(0.5)	—	—	—	—	(0.5)	—	(0.5)
Balance at September 30, 2017	210,200	$—	$791.9	(58,134)	$(2,815.8)	$(59.6)	$3,888.5	$1,805.0	$0.2	$1,805.2
See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	September 30, 2017	October 1, 2016
Cash flows from operating activities
Net income	$328.2	$307.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95.9	106.8
Equity compensation expense	21.1	21.4
Deferred income taxes	5.6	5.5
Amortization of deferred rent	0.1	2.1
Loss on disposal of fixed assets	2.1	0.8
Impairment of long-lived assets	16.3	4.9
Amortization of deferred financing costs	0.5	0.4
Tax deficit (benefit) on exercise of share options	0.1	(2.8)
Foreign currency (gains) losses	(5.0)	1.4
Change in assets and liabilities:
Receivables, net	(2.4)	45.2
Inventories	(128.4)	(120.2)
Prepaid expenses and other current assets	(22.7)	(29.4)
Other assets	(0.6)	(4.0)
Accounts payable	(4.6)	38.3
Accrued expenses and other current liabilities	21.2	(44.6)
Other long-term liabilities	1.7	15.0
Net cash provided by operating activities	329.1	347.8
Cash flows from investing activities
Capital expenditures	(57.9)	(99.2)
Purchase of intangible assets	—	(5.7)
Unrealized gain on hedge related to acquisition of Jimmy Choo PLC	(36.7)	—
Cash paid for business acquisition, net of cash acquired	(1.4)	(480.6)
Net cash used in investing activities	(96.0)	(585.5)
Cash flows from financing activities
Borrowings under revolving credit agreement	632.9	377.9
Repayments under revolving credit agreement	(766.0)	(2.2)
Repurchases of treasury shares	(160.9)	(654.7)
Exercises of employee share options	3.0	6.2
Other financing activities	(0.1)	—
Net cash used in financing activities	(291.1)	(272.8)
Effect of exchange rate changes on cash and cash equivalents	6.6	(5.1)
Net decrease in cash and cash equivalents and restricted cash	(51.4)	(515.6)
Beginning of period (including restricted cash of $1.9 million at April 1, 2017)	229.6	702.0
End of period	$178.2	$186.4
Supplemental disclosures of cash flow information
Cash paid for interest	$2.2	$1.7
Cash paid for income taxes	$70.9	$103.0
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$15.9	$31.7
See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Business and Basis of Presentation
Michael Kors Holdings Limited (“MKHL,” and together with its subsidiaries, the “Company”) was incorporated in the British Virgin Islands (“BVI”) on December 13, 2002. The Company is a leading designer, marketer, distributor and retailer of branded women’s apparel and accessories and men’s apparel and accessories bearing the Michael Kors tradename and related trademarks “MICHAEL KORS,” “MICHAEL MICHAEL KORS,” and various other related trademarks and logos. The Company’s business consists of retail, wholesale and licensing segments. Retail operations consist of collection stores and lifestyle stores, including concessions, and outlet stores, located primarily in the Americas (United States, Canada and Latin America, excluding Brazil), Europe and Asia, as well as e-commerce. Wholesale revenues are principally derived from major department and specialty stores located throughout the Americas, Europe and Asia, as well as from our geographic licensees. The Company licenses its trademarks on products such as watches, jewelry, eyewear, fragrances, beauty, belts, coats, cold weather accessories, men’s suits, swimwear, socks, furs and ties, as well as through geographic licenses.
The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The interim consolidated financial statements as of September 30, 2017 and for the three and six months ended September 30, 2017 and October 1, 2016 are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with U.S. GAAP. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended April 1, 2017, as filed with the Securities and Exchange Commission on May 31, 2017, in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full fiscal year.
On May 31, 2016, the Company acquired 100% of the stock of its previously licensed business in the Greater China region, Michael Kors (HK) Limited and Subsidiaries ("MKHKL"), which has operations in China, Hong Kong, Macau and Taiwan. As a result, the Company began consolidating MKHKL into its operations beginning on June 1, 2016. See Note 3 for additional information.
The Company utilizes a 52 to 53 week fiscal year ending on the Saturday closest to March 31. As such, the term “Fiscal Year” or “Fiscal” refers to the 52-week or 53-week period, ending on that day. The results for the three and six months ended September 30, 2017 and October 1, 2016, are based on 13-week and 26-week periods, respectively.
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

Seasonality
The Company experiences certain effects of seasonality with respect to its wholesale and retail segments. The Company’s wholesale segment generally experiences its lowest sales in its first fiscal quarter. The Company’s retail segment generally experiences greater sales during its third fiscal quarter as a result of holiday season sales. In the aggregate, the Company’s first fiscal quarter typically experiences significantly less sales volume relative to the other three quarters and its third fiscal quarter generally has higher sales volume relative to the other three quarters.

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
In connection with the July 25, 2017 recommended cash offer for the entire issued and to be issued share capital of Jimmy Choo PLC, a public company organized under the laws of England and Wales and its subsidiaries (collectively, "Jimmy Choo"), the Company entered into a forward foreign currency exchange contract with a notional amount of £1.115 billion to mitigate its foreign currency exchange risk through the expected closing date of the acquisition. This derivative contract was not designated as an accounting hedge. Therefore, changes in fair value are recorded to foreign currency (gain) loss in the Company's consolidated statement of operations. The Company’s accounting policy is to classify cash flows from derivative instruments that are accounted for as cash flow hedges in the same category as the cash flows from the items being hedged. Accordingly, the Company classified the unrealized gain relating to this derivative instrument within cash flows from investing activities.
The Company designates certain contracts related to the purchase of inventory that qualify for hedge accounting as cash flow hedges. Formal hedge documentation is prepared for all derivative instruments designated as hedges, including description of the hedged item and the hedging instrument, the risk being hedged, and the manner in which hedge effectiveness will be assessed prospectively and retrospectively. The effective portion of changes in the fair value for contracts designated as cash flow hedges is recorded in equity as a component of accumulated other comprehensive income (loss) until the hedged item effects earnings. When the inventory related to forecasted inventory purchases that are being hedged is sold to a third party, the gains or losses deferred in accumulated other comprehensive income (loss) are recognized within cost of goods sold. The Company uses regression analysis to assess effectiveness of derivative instruments that are designated as hedges, which compares the change in the fair value of the derivative instrument to the change in the related hedged item. Effectiveness is assessed on a quarterly basis and any portion of the designated hedge contracts deemed ineffective is recorded to foreign currency gain (loss). If the hedge is no longer expected to be highly effective in the future, future changes in the fair value are recognized in earnings. For those contracts that are not designated as hedges, changes in the fair value are recorded to foreign currency gain (loss) in the Company’s consolidated statements of operations and comprehensive income. The Company classifies cash flows relating to its derivative instruments consistently with the classification of the hedged item, or within operating activities for contracts related to inventory purchases.
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

The components of the calculation of basic net income per ordinary share and diluted net income per ordinary share are as follows (in millions, except share and per share data):

	Three Months Ended		Six Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Numerator:
Net income attributable to MKHL	$202.9	$160.9	$328.4	$308.0
Denominator:
Basic weighted average shares	151,781,340	166,695,631	153,134,119	170,427,101
Weighted average dilutive share equivalents:
Share options, restricted shares/units, and performance restricted share units	2,386,754	2,144,336	2,385,687	2,299,758
Diluted weighted average shares	154,168,094	168,839,967	155,519,806	172,726,859

Basic net income per share	$1.34	$0.97	$2.14	$1.81
Diluted net income per share	$1.32	$0.95	$2.11	$1.78
During the three and six months ended September 30, 2017, share equivalents of 2,782,083 shares and 2,633,955 shares, respectively, have been excluded from the above calculations due to their anti-dilutive effect. Share equivalents of 2,000,778 shares and 2,049,980 shares, respectively, have been excluded from the above calculations during the three and six months ended October 1, 2016.
Please refer to Note 2 in the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 2017 for a complete disclosure of the Company's significant accounting policies.
Recently Adopted Accounting Pronouncements
Share-Based Compensation
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, "Improvements to Employee Share-Based Payment Accounting," which simplifies accounting and presentation of share-based payments, primarily relating to the recognition and classification of excess tax benefits, accounting for forfeitures and tax withholding requirements. The Company adopted ASU 2016-09 during the first quarter of Fiscal 2018, as required. Accordingly, during the three and six months ended September 30, 2017, excess tax benefits of $5.0 million and $0.1 million, respectively, which would have been previously reflected within additional paid-in capital, were recognized within the Company's provision of income taxes. This change is expected to increase volatility in future provisions for income taxes. In addition, the Company eliminated windfall tax benefits from the treasury stock method calculation used to compute its diluted earnings per share. Both of the above changes have been adopted on a prospective basis, whereas cash flows related to excess tax benefits, previously reflected within financing activities, have been presented within operating activities within the Company's consolidated statements of cash flows on a retrospective basis. Cash flows related to excess tax benefits were $2.8 million during the six months ended October 1, 2016. The Company continues to reflect estimated forfeitures in its share-based compensation expense.
Recently Issued Accounting Pronouncements
We have considered all new accounting pronouncements and, other than the recent pronouncements discussed below, have concluded that there are no new pronouncements that may have a material impact on our results of operations, financial condition or cash flows based on current information.
Hedge Accounting
On August 28, 2017, the FASB issued ASU No. 2017-12, "Targeted Improvements to Accounting for Hedging Activities." The new standard is intended to improve and simplify rules relating to hedge accounting, including the elimination of periodic hedge ineffectiveness, recognition and presentation of components excluded from hedge effectiveness assessment, the ability to elect to perform subsequent effectiveness assessments qualitatively, and other provisions designed to provide more transparency around the economics of a company's hedging strategy. ASU 2017-12 is effective for the Company in Fiscal 2020, with early adoption permitted. The Company is currently evaluating the impact of ASU 2017-12 on its consolidated financial statements.

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

3. Acquisitions
Acquisition of Jimmy Choo PLC
On July 25, 2017, the Company announced a recommended cash offer for the entire issued and to be issued share capital of Jimmy Choo, whereby JAG Acquisitions (UK) Limited ("Michael Kors Bidco"), the Company's wholly-owned subsidiary, will acquire all of Jimmy Choo's issued and to be issued shares at a purchase price of 230 pence in cash per share, or approximately£896 million. The total transaction value is estimated to be approximately $1.40 billion, including the refinancing of existing debt obligations. The transaction closed on November 1, 2017.
On July 25, 2017, in connection with the intended acquisition of Jimmy Choo, the Company entered into a forward foreign currency exchange derivative contract with a notional amount of £1.115 billion to mitigate its foreign currency exchange risk through the expected closing date of the acquisition. This derivative contract was not designated as an accounting hedge. Therefore, changes in the fair value are recorded to foreign currency loss in the Company's consolidated statements of operations. As of September 30, 2017, the Company had derivative assets of $36.7 million recorded in its consolidated balance sheet relating to this derivative contract.
Please refer to Note 12 for additional information relating to the derivative contract and Note 9 and Note 19 for information relating to financing arrangements and the acquisition of Jimmy Choo.
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
MKHKL's results of operations have been included in our consolidated financial statements beginning on June 1, 2016. MKHKL contributed total revenue of $66.9 million and $136.7 million, respectively, for the three and six months ended September 30, 2017, and net income of nil and $2.4 million, respectively, for the three and six months ended September 30, 2017. During the three months ended October 1, 2016, MKHKL contributed total revenue of $51.4 million and net loss of $3.8 million, and total revenue of $72.0 million and net loss of $6.0 million for the period from the date of acquisition through October 1, 2016 (after amortization of non-cash valuation adjustments and integration costs).
The following table summarizes the unaudited pro-forma consolidated results of operations for the three and six months ended October 1, 2016 as if the acquisition had occurred on March 29, 2015, the beginning of Fiscal 2016 (in millions):

	Three Months Ended	Six Months Ended
	October 1, 2016	October 1, 2016
Pro-forma total revenue	$1,088.2	$2,102.5
Pro-forma net income	157.8	313.0
Pro-forma net income per ordinary share attributable to MKHL:
Basic	$0.95	$1.84
Diluted	$0.93	$1.81
The unaudited pro-forma consolidated results above are based on the historical financial statements of the Company and MKHKL and are not necessarily indicative of the results of operations that would have been achieved if the acquisition was completed at the beginning of Fiscal 2016 and are not indicative of the future operating results of the combined company. The pro-forma consolidated results of operations reflect the elimination of intercompany transactions and include the effects of purchase accounting adjustments, including amortization charges related to the finite-lived intangible assets acquired (reacquired rights and customer relationships), fair value adjustments relating to leases, fixed assets and inventory, and the related tax effects assuming that the business combination occurred on March 29, 2015. The pro-forma consolidated results of operations for the six months ended October 1, 2016 also reflect the elimination of transaction costs of approximately $11.3 million, which have been recorded within selling, general and administrative expenses in the Company's consolidated statements of operations and comprehensive income for the six months ended October 1, 2016.
Other Acquisitions
During the three months ended July 1, 2017, the Company repurchased a portion of the non-controlling interest in its Latin American joint venture, MK (Panama) Holdings, S.A. and subsidiaries ("MK Panama") for approximately $0.5 million. As of September 30, 2017, the Company has a 75% ownership interest in MK Panama.

4. Receivables, net
Receivables, net consist of (in millions):

	September 30, 2017	April 1, 2017
Trade receivables:
Credit risk assumed by insured	$308.2	$294.0
Credit risk retained by Company	47.3	63.8
Receivables due from licensees	19.0	11.9
	374.5	369.7
Less: allowances	(100.0)	(103.9)
	$274.5	$265.8
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
The Company's allowance for doubtful accounts is determined through analysis of periodic aging of receivables that are not covered by insurance and assessments of collectability based on an evaluation of historic and anticipated trends, the financial conditions of the Company’s customers and the impact of general economic conditions. The past due status of a receivable is based on its contractual terms. Amounts deemed uncollectible are written off against the allowance when it is probable the amounts will not be recovered. Allowance for doubtful accounts as of September 30, 2017 was $3.7 million and $0.9 million as of April 1, 2017.
5. Property and Equipment, net
Property and equipment, net consist of (in millions):

	September 30, 2017	April 1, 2017
Leasehold improvements	$535.3	$507.9
In-store shops	263.7	256.0
Furniture and fixtures	250.5	244.1
Computer equipment and software	248.5	226.2
Equipment	108.4	104.4
Building	45.0	40.6
Land	15.5	14.0
	1,466.9	1,393.2
Less: accumulated depreciation and amortization	(933.9)	(833.9)
	533.0	559.3
Construction-in-progress	29.7	32.2
	$562.7	$591.5
Depreciation and amortization of property and equipment for the three months ended September 30, 2017 and October 1, 2016 was $43.3 million and $50.2 million, respectively, and was $85.8 million and $97.1 million, respectively, for the six months ended September 30, 2017 and October 1, 2016. During the three and six months ended September 30, 2017, the Company recorded fixed asset impairment charges of $11.9 million, which were related to underperforming retail store locations, some of which will be closed as part of our previously announced Retail Fleet Optimization Plan, as defined in Note 8. During the three and six months ended October 1, 2016, the Company recorded fixed asset impairment charges of $4.9 million, which were related to underperforming retail store locations.

6. Intangible Assets and Goodwill
The following table details the carrying values of the Company's intangible assets that are subject to amortization (in millions):

	September 30, 2017	April 1, 2017
Reacquired Rights	$400.4	$400.4
Trademarks	23.0	23.0
Lease Rights	80.1	74.2
Customer Relationships	5.0	5.0
	508.5	502.6
Less: accumulated amortization	(102.8)	(84.5)
	$405.7	$418.1
Amortization expense for the Company's finite-lived intangibles assets for the three months ended September 30, 2017 and October 1, 2016 was $5.0 million and $6.2 million, respectively, and was $10.1 million and $9.7 million, respectively, for the six months ended September 30, 2017 and October 1, 2016. During the three and six months ended September 30, 2017, the Company recorded impairment charges of $4.4 million relating to its intangible assets (See Note 11 for further information).
The Company's goodwill balance as of September 30, 2017 and April 1, 2017 was $119.7 million. There were no goodwill impairment charges recorded during the three and six months ended September 30, 2017 and October 1, 2016.
7. Current Assets and Current Liabilities
Prepaid expenses and other current assets consist of the following (in millions):

	September 30, 2017	April 1, 2017
Prepaid taxes	$87.2	$56.6
Unrealized gains on forward foreign exchange contracts	36.8	4.7
Prepaid rent	19.9	21.7
Leasehold incentive receivable	9.1	12.0
Prepaid insurance	4.5	3.2
Restricted cash	—	1.9
Other	24.0	21.8
	$181.5	$121.9
Accrued expenses and other current liabilities consist of the following (in millions):

	September 30, 2017	April 1, 2017
Other taxes payable	$42.0	$29.2
Accrued rent	25.3	21.5
Accrued advertising and marketing	23.5	10.7
Accrued capital expenditures	15.6	20.5
Professional services	14.0	7.1
Gift cards and retail store credits	12.6	12.9
Unrealized loss on forward foreign currency exchange contracts	11.3	0.4
Advance royalties	7.1	5.0
Other	37.3	27.7
	$188.7	$135.0

8. Restructuring and Other Charges
On May 31, 2017, the Company announced that it plans to close between 100 and 125 of its full-price retail stores over the next two years, in order to improve the profitability of its retail store fleet ("Retail Fleet Optimization Plan"). Over this time period, the Company expects to incur approximately $100 - $125 million of one-time costs associated with these store closures. Collectively, the Company anticipates ongoing annual savings of approximately $60 million as a result of store closures and lower depreciation and amortization expense as a result of the impairment charges recorded during Fiscal 2017.
During the six months ended September 30, 2017, the Company finalized plans to close 38 of its retail stores under the Retail Fleet Optimization Plan, 10 of which have been closed. There were no material restructuring charges recorded during the first quarter of Fiscal 2018. The below table presents a summary of cash charges recorded in connection with this plan (in millions):

Six Months Ended
September 30, 2017
Lease termination and store closure costs	$5.3
Severance and benefits costs	0.6
Total restructuring charges	$5.9
During the six months ended September 30, 2017, the Company made payments of $5.0 million, primarily relating to lease termination costs. As of September 30, 2017, the Company's remaining restructuring liability was $0.9 million.
9. Debt Obligations
Bridge Credit Agreement
On July 25, 2017, the Company and certain of its subsidiaries, as loan parties, entered into a bridge credit agreement providing for a term loan facility in the principal amount of £1.115 billion with the lenders from time to time party thereto and JPMorgan Europe Limited, as administrative agent. In connection with Term Loan Facility provided for under the 2017 Credit Facility, as described and defined below, the commitments under the bridge credit agreement were reduced to approximately £344.2 million as of September 30, 2017 and eliminated in their entirety as a result of the October 20, 2017 issuance of $450.0 million 4.000% senior notes due 2024. Please refer to Note 19 for additional information. As a result, the bridge credit agreement was terminated.
Senior Unsecured Revolving Credit Facility
On August 22, 2017, the Company entered into a second amended and restated senior unsecured credit facility (as amended, the "2017 Credit Facility") with, among others, JPMorgan Chase Bank, N.A., as administrative agent, which replaced its prior 2015 senior unsecured revolving credit facility ("2015 Credit Facility"). The Company and its U.S., Canadian, Dutch and Swiss subsidiaries are the borrowers under the 2017 Credit Facility. The borrowers and certain material subsidiaries of the Company provide unsecured guarantees of the 2017 Credit Facility. The 2017 Credit Facility provides for a $1.0 billion revolving credit facility (the “Revolving Credit Facility”), which may be denominated in U.S. Dollars and other currencies, including Euros, Canadian Dollars, Pounds Sterling, Japanese Yen and Swiss Francs. The Revolving Credit Facility also provides sub-facilities for the issuance of letters of credit of up to $75.0 million and swing line loans of up to $50.0 million. The 2017 Credit Facility also provides for a $1.0 billion term loan facility (the “Term Loan Facility”) to finance a portion of the purchase price of the Company's acquisition of Jimmy Choo. The Revolving Credit Facility expires on August 22, 2022. The Term Loan Facility is divided into two tranches, a $600.0 million tranche that matures on the third anniversary of the initial borrowing of the term loans and a $400.0 million tranche that matures on the fifth anniversary of the initial borrowing of the term loans. The Company has the ability to expand its borrowing availability under the 2017 Credit Facility in the form of revolving commitments or term loans by up to an additional $500.0 million, subject to the agreement of the participating lenders and certain other customary conditions.
On November 1, 2017, the Company borrowed $1.0 billion under the Term Loan Facility to pay a portion of the acquisition consideration for Jimmy Choo and other fees and expenses related thereto (please refer to Note 19 for additional information). The loans under the Term Loan Facility are required to be repaid on the last business day of March, June, September and December of each year, commencing after the last business day of the first full fiscal quarter after the initial borrowing, in installments equal to 2.50% of the aggregate original principal amount of the term loans.

Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at the following rates:

•
for loans denominated in U.S. Dollars, an alternate base rate, which is the greatest of: (a) the prime rate publicly announced from time to time by JPMorgan Chase, (b) the greater of the federal funds effective rate and the Federal Reserve Bank of New York overnight bank funding rate and zero, plus 50 basis points, and (c) the greater of the one-month London Interbank Offered Rate adjusted for statutory reserve requirements for Eurocurrency liabilities (“Adjusted LIBOR”) and zero, plus 100 basis points, in each case, plus an applicable margin based on the Company’s public debt ratings;

•	for loans denominated other than in Canadian Dollars, the greater of Adjusted LIBOR for the applicable interest period and zero, plus an applicable margin based on the Company’s public debt rating;

•
for loans denominated in Canadian Dollars, the Canadian prime rate, which is the greater of the PRIMCAN Index rate and the rate applicable to one-month Canadian Dollar banker’s acceptances quoted on Reuters (“CDOR”), plus 100 basis points, plus an applicable margin based on the Company’s public debt ratings; or

•	for loans denominated in Canadian Dollars, the average CDOR rate for the applicable interest period, plus 0.10% per annum, plus an applicable margin based on the Company’s public debt ratings.
Borrowings under the Term Loan Facility bear interest, at the Company’s option, at (a) the alternate base rate plus an applicable margin based on the Company’s public debt ratings; or (b) the greater of Adjusted LIBOR for the applicable interest period and zero, plus an applicable margin based on the Company’s public debt ratings.
The Revolving Credit Facility also provides for an annual administration fee and a commitment fee equal to 0.10% to 0.25% per annum, based on the Company's public debt ratings, applied to the average daily unused amount of the Revolving Credit Facility. The Term Loan Facility provides for a commitment fee equal to 0.10% to 0.25% per annum, based on the Company's public debt ratings, applied to the undrawn amount of the Term Loan Facility, from September 23, 2017 until the term loans are fully drawn or the commitments under the Term Loan Facility terminate or expire. Loans under the 2017 Credit facility may be repaid and commitments may be terminated or reduced by the borrowers without premium or penalty other than the customary breakage costs with respect to loans bearing interest based on Adjusted LIBOR or the CDOR rate.
The 2017 Credit Facility requires the Company to maintain a leverage ratio as of the end of each fiscal quarter of no greater than 3.5 to 1. Such leverage ratio is calculated as the ratio of the sum of total indebtedness as of the date of the measurement plus six times the consolidated rent expense for the last four consecutive fiscal quarters, to Consolidated EBITDAR (as defined below) for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined as consolidated net income plus income tax expense, net interest expense, depreciation and amortization expense, consolidated rent expense and other non-cash charges, subject to certain additions and deductions. The 2017 Credit Facility also includes covenants that limit additional indebtedness, guarantees, liens, acquisitions and other investments and cash dividends that are customary for financings of this type.
The 2017 Credit Facility contains events of default customary for financings of this type, including, but not limited to, payment of defaults, material inaccuracy of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy or insolvency, certain events under ERISA, material judgments, actual or asserted failure of any guaranty supporting the 2017 Credit Facility to be in full force and effect, and changes of control. If such an event of default occurs, the lenders under the 2017 Credit Facility would be entitled to take various actions, including, but not limited to, terminating the commitments and accelerating amounts outstanding under the 2017 Credit Facility, subject to "certain funds" limitations in connection with the transaction governing the Term Loan Facility.
As of September 30, 2017, the Company had no borrowings outstanding under the 2017 Credit Facility. Stand-by letters of credit of $11.3 million were outstanding as of September 30, 2017. There were borrowings of $127.3 million outstanding under the prior 2015 Credit Facility as of April 1, 2017, which were recorded within short-term debt in the Company's balance sheet as of April 1, 2017. At September 30, 2017, the amount available for future borrowings under the Revolving Credit Facility was $988.7 million. In addition, at September 30, 2017, the Company had a $1.0 billion Term Loan Facility, which was fully drawn on November 1, 2017 to pay a portion of the purchase price of the Company's acquisition of Jimmy Choo.
Please refer to Note 19 for additional information regarding debt-related transactions, primarily associated with the acquisition of Jimmy Choo subsequent to the balance sheet date.

Hong Kong Credit Facility
In December 2016, the Company's Hong Kong subsidiary, MKHKL, renewed its uncommitted credit facility ("HK Credit Facility") with HSBC (the "Bank"), which may be used to fund general working capital needs of MKHKL through November 30, 2017, subject to the Bank's discretion. The HK Credit Facility provides MKHKL with a revolving line of credit of up to 100.0 million Hong Kong Dollars (approximately $12.8 million), and may be used to support bank guarantees. In addition, this credit facility provides for a business card facility of up to 0.4 million Hong Kong Dollars (less than $0.1 million). Borrowings under the HK Credit Facility must be made in increments of at least 5.0 million Hong Kong Dollars and bear interest at the Hong Kong Interbank Offered Rate ("HIBOR") plus 150 basis points. As of April 1, 2017, borrowings outstanding under the HK Credit facility were 45.0 million Hong Kong Dollars (approximately $5.8 million), which were recorded within short-term debt in the Company's consolidated balance sheet as of April 1, 2017. As of September 30, 2017, there were no borrowings outstanding under the HK Credit Facility. As of September 30, 2017, bank guarantees supported by this facility were 11.8 million Hong Kong Dollars (approximately $1.5 million). At September 30, 2017, the amount available for future borrowings under the Hong Kong Credit Facility was 88.2 million Hong Kong Dollars (approximately $11.3 million).
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
Please refer to Note 3 and Note 19 for information regarding the Company's acquisition of Jimmy Choo, which was completed on November 1, 2017.
11. Fair Value Measurements
Financial assets and liabilities are measured at fair value using the three-level valuation hierarchy for disclosure of fair value measurements. The determination of the applicable level within the hierarchy of a particular asset or liability depends on the inputs used in the valuation as of the measurement date, notably the extent to which the inputs are market-base (observable) or internally derived (unobservable). Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs based on a company’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:
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

At September 30, 2017 and April 1, 2017, the fair values of the Company’s foreign currency forward contracts, the Company’s only derivative instruments, were determined using broker quotations, which were calculations derived from observable market information: the applicable currency rates at the balance sheet date and those forward rates particular to the contract at inception. The Company makes no adjustments to these broker obtained quotes or prices, but assesses the credit risk of the counterparty and would adjust the provided valuations for counterparty credit risk when appropriate. The fair values of the forward contracts are included in prepaid expenses and other current assets, and in accrued expenses and other current liabilities in the consolidated balance sheets, depending on whether they represent assets or liabilities to the Company, as detailed in Note 12.

All contracts are measured and recorded at fair value on a recurring basis and are categorized in Level 2 of the fair value hierarchy, as shown in the following table (in millions):

	Fair value at September 30, 2017 using:			Fair value at April 1, 2017 using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Forward foreign currency exchange contracts - assets	$—	$36.8	$—	$—	$4.7	$—
Forward foreign currency exchange contracts - liabilities	$—	$11.3	$—	$—	$0.4	$—
The Company’s cash and cash equivalents, accounts receivable, accounts payable and restructuring liabilities are recorded at carrying value, which approximates fair value. Borrowings under revolving credit agreements, if outstanding, are recorded at carrying value, which resembles fair value due to the short-term nature of such borrowings.
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
The following table details the carrying values and fair values of the Company's long-lived assets that have been impaired during the three months and six months ended September 30, 2017 (in millions):

	Carrying Value Prior to Impairment	Fair Value	Impairment Charge
Property and equipment	$13.4	$1.5	$11.9
Lease Rights	3.6	0.2	3.4
Customer relationships	1.0	—	1.0
Total	$18.0	$1.7	$16.3
During the three months and six months ended October 1, 2016, the Company recorded impairment charges of $4.9 million to impair retail store fixed assets with a book value of $5.4 million and a fair value of $0.5 million.
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

The following table details the fair value of the Company’s derivative contracts, which are recorded on a gross basis in the consolidated balance sheets as of September 30, 2017 and April 1, 2017 (in millions):

			Fair Values
	Notional Amounts		Current Assets (1)		Current Liabilities (2)
	September 30, 2017	April 1, 2017	September 30, 2017	April 1, 2017	September 30, 2017	April 1, 2017
Designated forward foreign currency exchange contracts	$176.6	$167.5	$0.1	$4.7	$11.3	$0.4
Undesignated forward foreign currency exchange contracts (3)	1,468.6	—	36.7	—	—	—
Total	$1,645.2	$167.5	$36.8	$4.7	$11.3	$0.4

(1)	Recorded within prepaid expenses and other current assets in the Company’s consolidated balance sheets.

(2)	Recorded within accrued expenses and other current liabilities in the Company’s consolidated balance sheets.

(3)
On July 25, 2017, in connection with the intended acquisition of Jimmy Choo, the Company entered into a forward foreign currency exchange contract with a notional amount of £1.115 billion to mitigate its foreign currency exchange risk through the expected closing date of the acquisition. This derivative contract was not designated as an accounting hedge. Therefore, changes in fair value are recorded to foreign currency (gain) loss in the Company's consolidated statement of operations.

The Company records and presents the fair values of all of its derivative assets and liabilities in its consolidated balance sheet on a gross basis as shown in the above table. However, as of September 30, 2017 and April 1, 2017, the Company had derivative assets of $0.1 million and $4.7 million, respectively, and derivative liabilities of $11.3 million and $0.3 million, respectively, that were subject to master netting arrangements. If the Company were to offset and record the asset and liability balances for its derivative instruments on a net basis in accordance with the terms of its master netting arrangements, which provide for the right to setoff amounts for similar transactions denominated in the same currencies, its net derivative liabilities as of September 30, 2017 and April 1, 2017 would be $11.2 million and $0.2 million, respectively, and it would have derivative net assets of $4.5 million as of April 1, 2017. The Company's master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties.
Changes in the fair value of the effective portion of the Company’s forward foreign currency exchange contracts that are designated as accounting hedges are recorded in equity as a component of accumulated other comprehensive income, and are reclassified from accumulated other comprehensive income (loss) into earnings when the items underlying the hedged transactions are recognized into earnings, as a component of cost of sales within the Company’s consolidated statements of operations and comprehensive income (loss). The following table summarizes the impact of the effective portion of gains and losses on the forward contracts designated as hedges (in millions):

	Three Months Ended
	September 30, 2017		October 1, 2016
	Pre-Tax Loss Recognized in OCI (Effective Portion)	Pre-Tax Gain Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax Loss Recognized in OCI (Effective Portion)	Pre-Tax Gain Reclassified from Accumulated OCI into Earnings (Effective Portion)
Forward foreign currency exchange contracts	$(6.0)	$1.3	$(1.2)	$0.3

	Six Months Ended
	September 30, 2017		October 1, 2016
	Pre-Tax Loss Recognized in OCI (Effective Portion)	Pre-Tax Gain Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax Gain Recognized in OCI (Effective Portion)	Pre-Tax Gain Reclassified from Accumulated OCI into Earnings (Effective Portion)
Forward foreign currency exchange contracts	$(15.3)	$3.2	$2.1	$0.2
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
During the three and six months ended September 30, 2017, the Company recognized net gains of $36.6 million and $35.2 million, respectively, related to changes in the fair value of undesignated forward currency exchange contracts within foreign currency (gain) loss in the Company’s consolidated statement of operations, $36.7 million of which related to the derivative contract entered into during the three months ended September 30, 2017 to mitigate foreign currency exchange risk through the expected closing date of the Jimmy Choo acquisition. During the three and six months ended October 1, 2016, the Company recognized net gains of $0.1 million and $0.3 million, respectively.
13. Shareholders’ Equity
Share Repurchase Program
On May 25, 2017, the Company's Board of Directors authorized a $1.0 billion share repurchase program. During the six months ended September 30, 2017 and October 1, 2016, the Company repurchased 4,543,500 shares and 13,044,832 shares, respectively, at a cost of $157.8 million and $650.0 million, respectively, under its share-repurchase programs through open market transactions. As of September 30, 2017, the remaining availability under the Company’s share repurchase program was $842.2 million. Share repurchases are subject to market conditions and the Company's business priorities. The Company currently does not plan to repurchase additional shares for the remainder of Fiscal 2018 and has not repurchased shares under its share repurchase program during the three months ended September 30, 2017.
The Company also has in place a “withhold to cover” repurchase program, which allows the Company to withhold ordinary shares from certain executive officers to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards. During the six month periods ended September 30, 2017 and October 1, 2016, the Company withheld 91,122 shares and 99,739 shares, respectively, at a cost of $3.1 million and $4.7 million, respectively, in satisfaction of minimum tax withholding obligations relating to the vesting of restricted share awards.

14. Accumulated Other Comprehensive Income (Loss)
The following table details changes in the components of accumulated other comprehensive income (loss) ("AOCI"), net of taxes for the six months ended September 30, 2017 and October 1, 2016, respectively (in millions):

	Foreign Currency Translation (Losses) Gains	Net (Losses) Gains on Derivatives (1)	Other Comprehensive (Loss) Income Attributable to MKHL	Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest	Total Accumulated Other Comprehensive (Loss) Income
Balance at April 2, 2016	$(77.7)	$(3.2)	$(80.9)	$0.1	$(80.8)
Other comprehensive (loss) income before reclassifications (2)	(0.7)	1.9	1.2	—	1.2
Less: amounts reclassified from AOCI to earnings (3)	—	0.1	0.1	—	0.1
Other comprehensive (loss) income net of tax	(0.7)	1.8	1.1	—	1.1
Balance at October 1, 2016	$(78.4)	$(1.4)	$(79.8)	$0.1	$(79.7)

Balance at April 1, 2017	$(86.1)	$5.5	$(80.6)	$(0.3)	$(80.9)
Other comprehensive income (loss) before reclassifications (2)	37.1	(13.2)	23.9	—	23.9
Less: amounts reclassified from AOCI to earnings (3)	—	2.9	2.9	—	2.9
Other comprehensive income (loss) net of tax	37.1	(16.1)	21.0	—	21.0
Balance at September 30, 2017	$(49.0)	$(10.6)	$(59.6)	$(0.3)	$(59.9)
_________________________

(1)
Accumulated other comprehensive income balance related to net gains on derivative financial instruments as of September 30, 2017 and April 1, 2017 is net of a tax benefit of $1.6 million and a tax provision $0.8 million, respectively. Other comprehensive income (loss) before reclassifications related to derivative financial instruments for the six months ended September 30, 2017 is net of a tax provision of $2.1 million. All other tax effects were not material for the periods presented.

(2)	Foreign currency translation losses for the six months ended September 30, 2017 include net losses of $2.8 million on intra-entity transactions that are of a long-term investment nature.

(3)
Reclassified amounts relate to the Company’s forward foreign currency exchange contracts for inventory purchases and are recorded within cost of goods sold in the Company’s consolidated statements of operations.

15. Share-Based Compensation
The Company issues equity grants to certain employees and directors of the Company at the discretion of the Company’s Compensation and Talent Committee. The Company has two equity plans, one adopted in Fiscal 2008, the Michael Kors (USA), Inc. Stock Option Plan (as amended and restated, the “2008 Plan”), and the other adopted in the third fiscal quarter of Fiscal 2012 and amended and restated with shareholder approval in May 2015, the Michael Kors Holdings Limited Amended and Restated Omnibus Incentive Plan (the “Incentive Plan”). The 2008 Plan only provided for grants of share options and was authorized to issue up to 23,980,823 ordinary shares. As of September 30, 2017, there were no shares available to grant equity awards under the 2008 Plan. The Incentive Plan allows for grants of share options, restricted shares and restricted share units, and other equity awards, and authorizes a total issuance of up to 15,246,000 ordinary shares. At September 30, 2017, there were 7,447,720 ordinary shares available for future grants of equity awards under the Incentive Plan. Option grants issued from the 2008 Plan generally expire ten years from the date of the grant, and those issued under the Incentive Plan generally expire seven years from the date of the grant.
The following table summarizes the Company's share-based compensation activity during the six months ended September 30, 2017:

	Options	Restricted Shares	Service-Based RSUs	Performance-Based RSUs
Outstanding/Unvested at April 1, 2017	4,791,045	185,425	1,470,767	401,777
Granted	208,264	—	1,086,859	139,562
Exercised/Vested	(405,951)	(102,908)	(385,286)	(81,212)
Decrease due to performance condition	—	—	—	(12,891)
Canceled/forfeited	(58,309)	(4,076)	(36,688)	—
Outstanding/Unvested at September 30, 2017	4,535,049	78,441	2,135,652	447,236
The weighted average grant date fair value for options granted during the six months ended September 30, 2017 and October 1, 2016 was $11.59 and $13.79, respectively. The weighted average grant date fair value of service-based and performance-based RSUs granted during the six months ended September 30, 2017 was $34.94 and $34.68, respectively and $50.24 and $49.88, respectively, during the six months ended October 1, 2016.
The Company uses the Black-Scholes valuation model to estimate the grant date fair value of its share option awards. Beginning in Fiscal 2018, the Company started using its own historical experience in determining the expected holding period and volatility of its time-based share option awards. In prior periods, the Company used the simplified method for determining the expected life of its options and average volatility rates of similar actively traded companies over the estimated holding period, due to insufficient historical option exercise experience as a public company. The following table presents assumptions used to estimate the fair value of options granted during the six months ended September 30, 2017 and October 1, 2016:

	Six Months Ended
	September 30 2017	October 1 2016
Expected dividend yield	0.0%	0.0%
Volatility factor	36.3%	30.1%
Weighted average risk-free interest rate	1.8%	1.1%
Expected life of option	4.69 years	4.75 years

Share-Based Compensation Expense
The following table summarizes compensation expense attributable to share-based compensation for the three and six months ended September 30, 2017 and October 1, 2016 (in millions):

	Three Months Ended		Six Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Share-based compensation expense	$10.3	$11.6	$21.1	$21.4
Tax benefits related to share-based compensation expense	$3.2	$3.8	$6.8	$7.5
Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate to date. The estimated value of future forfeitures for equity grants as of September 30, 2017 is approximately $8.7 million.
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
As of September 30, 2017 and April 1, 2017, the Company's goodwill balance of $119.7 million was allocated $91.9 million, $25.9 million and $1.9 million to the Company's Retail, Wholesale and Licensing segments, respectively. The Company does not have identifiable assets separated by segment.

The following table presents the key performance information of the Company’s reportable segments (in millions):

	Three Months Ended		Six Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Revenue:
Net sales: Retail	$645.0	$597.2	$1,264.9	$1,160.1
Wholesale	463.6	452.2	767.2	846.6
Licensing	38.0	38.8	66.9	69.4
Total revenue	$1,146.6	$1,088.2	$2,099.0	$2,076.1

Income from operations:
Retail	$69.0	$69.6	$161.2	$136.2
Wholesale	119.6	122.0	163.1	227.0
Licensing	10.5	12.1	24.2	27.4
Income from operations	$199.1	$203.7	$348.5	$390.6
Depreciation and amortization expense for each segment are as follows (in millions):

	Three Months Ended		Six Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Depreciation and amortization:
Retail	$33.1	$40.5	$65.1	$74.5
Wholesale	14.6	15.3	29.6	31.2
Licensing	0.6	0.6	1.2	1.1
Total depreciation and amortization	$48.3	$56.4	$95.9	$106.8
During the three and six months ended September 30, 2017, the Company recorded impairment charges of $16.3 million and restructuring and other charges of $5.9 million relating to its retail operations. Please refer to Notes 5, 6 and 11 for additional information. During the three and six months ended October 1, 2016, the Company recorded impairment charges of $4.9 million relating to its retail operations.
Total revenue (as recognized based on country of origin), and long-lived assets by geographic location are as follows (in millions):

	Three Months Ended		Six Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Revenue:
The Americas (U.S., Canada and Latin America)(1)	$751.9	$745.1	$1,386.0	$1,435.9
Europe	270.7	248.0	471.9	472.0
Asia	124.0	95.1	241.1	168.2
Total revenue	$1,146.6	$1,088.2	$2,099.0	$2,076.1

	As of
	September 30, 2017	April 1, 2017
Long-lived assets:
The Americas (U.S., Canada and Latin America)(1)	$321.4	$356.1
Europe	201.1	197.7
Asia	445.9	455.8
Total Long-lived assets	$968.4	$1,009.6

(1)
Total revenues earned in the U.S. were $694.0 million and $1.281 billion, respectively, for the three and six months ended September 30, 2017 and $693.7 million and $1.335 billion for the three and six months ended October 1, 2016. Long-lived assets located in the U.S. as of September 30, 2017 and April 1, 2017 were $295.3 million and $328.8 million, respectively.

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
A former executive officer of the Company (who is no longer a related party as of October 31, 2016) is married to a former employee of one of the Company's suppliers of fixtures for its shop-in-shops, retail stores and showrooms. During the six months ended October 1, 2016, purchases from this supplier reflected in the Company's consolidated financial statements were $0.6 million. Accounts payable to this supplier were $0.3 million as of October 1, 2016.
18. Non-cash Investing Activities
Significant non-cash investing activities during the six months ended September 30, 2017 included a $36.7 million unrealized gain related to a forward foreign currency exchange derivative contract to hedge the transaction price for the Jimmy Choo acquisition (see Note 3 and Note 12 for additional information).
Significant non-cash investing activities during the six months ended October 1, 2016 included the non-cash allocations of the fair values of the net assets acquired in connection with the Company's acquisition of the Greater China business on May 31, 2016. See Note 3 for additional information.
There were no other significant non-cash investing or financing activities during the fiscal periods presented.

19. Subsequent Events
Senior Notes
On October 20, 2017, Michael Kors (USA), Inc. (the “Issuer”), the Company's wholly owned subsidiary, completed its offering of $450 million aggregate principal amount of 4.000% senior notes due 2024 (the “Senior Notes”) at an issue price of 99.508% of aggregate principal amount, pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Senior Notes have been issued under an indenture dated October 20, 2017, among the Issuer, the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (the "Indenture"). The Senior Notes have been issued to finance a portion of the Company’s acquisition of Jimmy Choo and certain related refinancing transactions.
The Senior Notes bear interest at a rate of 4.000% per year, subject to adjustments from time to time if either Moody’s or S&P (or a substitute rating agency therefore) downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the Senior Notes. Interest on the Senior Notes is payable semi-annually on May 1 and November 1 of each year, beginning on May 1, 2018.

The Senior Notes are unsecured and are guaranteed by the Company and its existing and future subsidiaries that guarantee or are borrowers under the 2017 Credit Facility (subject to certain exceptions, including subsidiaries organized in China), including, following the closing of the acquisition, Jimmy Choo and all of its existing and future subsidiaries who are guarantors or borrowers under the 2017 Credit Facility (subject to certain exceptions, including subsidiaries organized in China).
The Senior Notes rank equally in right of payment with all of the Issuer’s and guarantors’ existing and future senior unsecured indebtedness, senior in right of payment to any future subordinated indebtedness, effectively subordinated in right of payment to any of the Company’s subsidiaries’ obligations (including secured and unsecured obligations) and any of the Company’s secured obligations, to the extent of the assets securing such obligations.
The Indenture contains covenants, including those that limit the Company’s ability to create certain liens and enter into certain sale and leaseback transactions. In the event of a “Change of Control Triggering Event,” as defined in the Indenture, the Issuer will be required to make an offer to repurchase the Senior Notes at a repurchase price in cash equal to 101% of the aggregate principal amount of the Senior Notes being repurchased plus any unpaid interest. These covenants are subject to important limitations and exceptions, as per the Indenture.
Acquisition of Jimmy Choo
On November 1, 2017, the Company completed the acquisition of Jimmy Choo for 230 pence per share in cash for a total transaction value of approximately $1.40 billion, including the refinancing of existing debt obligations, which was funded through a combination of borrowings under the Company’s new Term Loan Facility, the issuance of the Senior Notes and cash on hand. The Company believes that this combination will further strengthen its future growth opportunities while also increasing both product and geographic diversification and will allow it to grow its international presence through the formation of a global fashion luxury group, bringing together industry-leading fashion luxury brands. The Company will account for this acquisition as a business combination and is in the process of aggregating information required to support purchase accounting, as well as to prepare business combination disclosures. The Company will include all of the required business combination disclosures in its Form 10-Q for the three-month period ended December 30, 2017.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis (“MD&A”) of our Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto included as part of this interim report. This discussion contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may,” “expect,” “anticipate,” “estimate,” “seek,” “intend,” “believe” or similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, capital expenditures, general and administrative expenses, capital resources, new stores, additional financings or borrowings and additional losses and are subject to risks and uncertainties including, but not limited to, those discussed in this report that could cause actual results to differ materially from the results contemplated by these forward-looking statements. We also urge you to carefully review the risk factors set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended April 1, 2017, filed with the Securities and Exchange Commission on May 31, 2017, as supplemented by the risk factor set forth in our Form 10-Q for the quarterly period ended July 1, 2017, filed with the Securities and Exchange Commission on August 9, 2017.
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
We operate our business in three segments—retail, wholesale and licensing—and we have a strategically controlled global distribution network focused on company-operated retail stores, leading department stores, specialty stores and select licensing partners. As of September 30, 2017, our retail segment included 398 retail stores in the Americas (including concessions) and 445 international retail stores (including concessions) throughout Europe and Asia, as well as our e-commerce sites in the United States ("U.S."), Canada, Europe, China, Japan and South Korea. As of September 30, 2017, our wholesale segment included wholesale sales through approximately 1,396 department store doors and 895 specialty store doors in the Americas and wholesale sales through approximately 1,077 specialty store doors and 250 department store doors internationally. Our remaining revenue is generated through our licensing segment, through which we license to third parties certain production, sales and/or distribution rights.
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
Certain Factors Affecting Financial Condition and Results of Operations
Establishing brand identity and enhancing global presence. We intend to continue to increase our international presence and global brand recognition through acquisitions, the formation of various joint ventures with international partners, and continuing with our international licensing arrangements. We feel this is an efficient method for continued penetration into the global luxury goods market, especially for markets where we have yet to establish a substantial presence. In addition, our growth strategy includes assuming direct control of certain international operations, which allows us to better manage our growth opportunities in the related regions. On May 31, 2016, we acquired the previously licensed business in the Greater China region (please refer to Note 3 to the accompanying consolidated financial statements for additional information).

We also intend to grow our international presence through the formation of a global fashion luxury group, bringing together industry-leading fashion luxury brands. On July 25, 2017, we announced our recommended cash offer for the entire issued and to be issued share capital of Jimmy Choo PLC, a public company organized under the laws of England and Wales and its subsidiaries (collectively, "Jimmy Choo"), whereby JAG Acquisitions (UK) Limited ("Michael Kors Bidco"), our wholly-owned subsidiary, would acquire all of Jimmy Choo's issued and to be issued shares at a purchase price of 230 pence in cash per share, or approximately £896 million. The total transaction value is approximately $1.40 billion, including the refinancing of existing debt obligations. The transaction closed on November 1, 2017. Jimmy Choo has a rich history as a leading global luxury house, renowned for its glamorous and fashion-forward footwear, and is an excellent complement to the Michael Kors brand to create a global fashion luxury group. We believe this combination further strengthens our future growth opportunities while also increasing both product and geographic diversification. However, there are risks associated with a new acquisition. We may not be able to successfully integrate the business of Jimmy Choo into our own business or achieve any expected cost savings or synergies from the acquisition, and the anticipated benefits of the acquisition on our financial results following the acquisition may not be in line with our expectations.
Channel Shift and Demand for Our Accessories and Related Merchandise. Our performance is affected by trends in the luxury goods industry, as well as shifts in demographics and changes in lifestyle preferences. In addition, the accessible luxury retail and wholesale industry has been recently challenged by lower consumer traffic trends, a promotional selling environment resulting from a channel shift, and other political and economic factors. During Fiscal 2017, we began to strategically reduce shipments to decrease promotional activity within our wholesale channel, which we believe is necessary to appropriately position our brand long-term. Consumer spending has been increasingly constrained due to a decrease in tourist travel and a shift in consumer spending from luxury products to luxury experiences. In addition, consumer shopping preferences have continued to shift from physical stores to on-line shopping. While this trend has resulted in an increase in our e-commerce sales, it has had a negative impact on our brick and mortar stores. We currently expect that this trend will continue in the foreseeable future. We continue to adjust our operating strategy to the changing business environment and on May 31, 2017, we announced that we plan to close between 100 and 125 of our full-price retail stores over the next two years in order to improve the profitability of our retail store fleet ("Retail Fleet Optimization"). Over this time period, we expect to incur approximately $100 - $125 million of one-time costs associated with these store closures. Collectively, we anticipate ongoing annual savings of approximately $60 million as a result of the store closures and lower depreciation and amortization associated with the impairment charges recorded during the fourth quarter of Fiscal 2017. During the six months ended September 30, 2017, we finalized plans to close 38 of our retail stores under the Retail Fleet Optimization Plan (10 of which have already been closed), which resulted in restructuring and other charges of $5.9 million.
Currency fluctuation and the Strengthening U.S. Dollar. Our consolidated operations are impacted by the relationships between our reporting currency, the U.S. dollar, and those of our non-U.S. subsidiaries whose functional/local currency is other than the U.S. dollar. During the three months ended September 30, 2017, our results have been positively impacted by the strengthening of the Euro and the Canadian Dollar relative to the U.S. Dollar of 5% and 4%, respectively, partially offset by a decline in the value of the Japanese Yen relative to the U.S. Dollar of 8%, as compared to the three months ended October 1, 2016. During the six months ended September 30, 2017, our results have been positively impacted by the strengthening of the Euro relative to the U.S. Dollar of 1%, partially offset by the declines in value of the British Pound and the Japanese Yen of 6% and 5%, respectively, as compared to the six months ended October 1, 2016. We continue to expect significant volatility in the global foreign currency exchange rates, which may have a negative impact on the reported results of certain of our non-U.S. subsidiaries in the future, when translated to U.S. Dollars.
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
Share-Based Compensation
We use the Black-Scholes valuation model to estimate the grant date fair value of its share option awards. Beginning in Fiscal 2018, we started using our own historical experience in determining the expected holding period and volatility of our time-based share option awards. In prior periods, we used the simplified method for determining the expected life of our options and average volatility rates of similar actively traded companies over the estimated holding period, due to insufficient historical option exercise experience as a public company.
Segment Information
We generate revenue through three business segments: retail, wholesale and licensing. The following table presents our revenue and income from operations by segment for the three and six months ended September 30, 2017 and October 1, 2016 (in millions):

		Three Months Ended		Six Months Ended
		September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Revenue:
Net sales:	Retail	$645.0	$597.2	$1,264.9	$1,160.1
	Wholesale	463.6	452.2	767.2	846.6
Licensing		38.0	38.8	66.9	69.4
Total revenue		$1,146.6	$1,088.2	$2,099.0	$2,076.1

Income from operations:
Retail		$69.0	$69.6	$161.2	$136.2
Wholesale		119.6	122.0	163.1	227.0
Licensing		10.5	12.1	24.2	27.4
Income from operations		$199.1	$203.7	$348.5	$390.6
Retail
We have four primary retail store formats: "Collection" stores, "Lifestyle" stores, outlet stores and e-commerce, through which we sell our products, as well as licensed products bearing our name, directly to the end consumer throughout the Americas (United States, Canada and Latin America, excluding Brazil), Europe and certain parts of Asia. In addition to these four retail formats, we operate concessions in a select number of department stores. Our "Collection" stores are located in highly prestigious shopping areas, while our "Lifestyle" stores are located in well-populated commercial shopping locations and leading regional shopping centers. Our outlet stores, which are generally in outlet centers, extend our reach to additional consumer groups. Our e-commerce business includes our existing e-commerce sites in the U.S., Canada, Europe, China and Japan. During the second quarter of Fiscal 2018, we further expanded our e-commerce presence to 12 additional countries in Europe and to South Korea.

The following table presents the growth in our network of retail stores for the three and six months ended September 30, 2017 and October 1, 2016:

	Three Months Ended		Six Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Full price retail stores including concessions:
Number of stores	620	583	620	583
Increase during period	—	8	6	91
Percentage increase vs. prior year	6.3%	36.5%	6.3%	36.5%
Total gross square footage	1,430,018	1,347,984	1,430,018	1,347,984
Average square footage per store	2,306	2,312	2,306	2,312

Outlet stores:
Number of stores	223	204	223	204
Increase during period	5	8	10	28
Percentage increase vs. prior year	9.3%	25.9%	9.3%	25.9%
Total gross square footage	889,102	773,028	889,102	773,028
Average square footage per store	3,987	3,789	3,987	3,789
The following table presents our retail stores by geographic location:

	As of
	September 30, 2017	October 1, 2016
Store count by region:
The Americas (U.S., Canada and Latin America)	398	392
Europe	201	188
Asia	244	207
Total	843	787
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
The following table presents the change in our global network of wholesale doors during the three month and six month periods ended September 30, 2017 and October 1, 2016:

	Three Months Ended		Six Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Number of full-price wholesale doors	3,618	3,662	3,618	3,662
Increase (decrease) during period	59	(142)	11	(227)

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
Key Performance Indicators and Statistics
We use a number of key indicators of operating results to evaluate our performance, including the following (dollars in millions):

	Three Months Ended		Six Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Total revenue	$1,146.6	$1,088.2	$2,099.0	$2,076.1
Gross profit as a percent of total revenue	60.2%	59.2%	60.3%	59.5%
Income from operations	$199.1	$203.7	$348.5	$390.6

Retail net sales - the Americas	$385.5	$385.6	$777.6	$777.8
Retail net sales - Europe	$154.2	$131.2	$276.3	$250.3
Retail net sales - Asia	$105.3	$80.4	$211.0	$132.0
Decreases in comparable store net sales	(1.8)%	(5.4)%	(3.8)%	(6.4)%

Wholesale net sales - the Americas	$340.4	$332.6	$567.6	$614.7
Wholesale net sales - Europe	$104.5	$104.9	$169.5	$195.7
Wholesale net sales - Asia	$18.7	$14.7	$30.1	$36.2
General Definitions for Operating Results
Net sales consist of sales from comparable retail stores and e-commerce sites and non-comparable retail stores and e-commerce sites, net of returns and markdowns, as well as those made to our wholesale customers, net of returns, discounts, markdowns and allowances.
Comparable store net sales include sales from a retail store or an e-commerce site that has been operating for one full year after the end of the first month of its operation under our ownership. For stores that are closed, sales that were made in the final month of their operations (assuming closure prior to the fiscal month's end), are excluded from the calculation of comparable store sales. Additionally, sales for stores that are either relocated, or expanded by a square footage of 25% or greater, in any given fiscal year, are also excluded from the calculation of comparable store sales at the time of their move or interruption, until such stores have been in their new location, or are operating under their new size/capacity, for at least one full year after the end of the first month of their relocation or expansion. All comparable store sales are presented on a 52-week basis. Comparable store sales are reported on a global basis, which represents management’s view of our Company as an expanding global business.
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

Cost of goods sold includes the cost of inventory sold, freight-in on merchandise and foreign currency exchange gains/losses related to forward contracts for purchase commitments. All retail operating and occupancy costs are included in Selling, general and administrative expenses (see below), and as a result our cost of goods sold may not be comparable to that of other entities that have chosen to include some or all of those expenses as a component of their cost of goods sold.
Gross profit is total revenue (net sales plus licensing revenue) minus cost of goods sold. As a result of retail operating and occupancy costs being excluded from our cost of goods sold, our gross profit may not be comparable to that of other entities that have chosen to include some or all of those expenses as a component of their gross profit.
Selling, general and administrative expenses consist of warehousing and distribution costs, rent for our distribution centers, payroll, store occupancy costs (such as rent, common area maintenance, store pre-opening, real estate taxes and utilities), information technology and systems costs, corporate payroll and related benefits, advertising and promotion expense, transaction costs and other general expenses.
Depreciation and amortization includes depreciation and amortization of fixed and definite-lived intangible assets.
Impairment consists of charges to write-down fixed assets and finite-lived intangible assets to fair value.
Restructuring includes store closure costs recorded in connection with the Company's Retail Fleet Optimization Plan (please refer to Note 8 to the accompanying consolidated financial statements for additional information).
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
Foreign currency (gain) loss includes net gains or losses related to the mark-to-market (fair value) on our forward currency contracts not designated as accounting hedges and unrealized income or loss from the re-measurement of monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries.
Noncontrolling interest represents the portion of the equity ownership in our Latin American joint venture, MK (Panama) Holdings, S.A. and subsidiaries ("MK Panama"), which is not attributable to our Company. During the three months ended July 1, 2017, we repurchased a portion of the non-controlling interest in MK Panama for approximately $0.5 million. As of September 30, 2017, we have a 75% ownership interest in MK Panama.

Results of Operations
Comparison of the three months ended September 30, 2017 with the three months ended October 1, 2016
The following table details the results of our operations for the three months ended September 30, 2017 and for the three months ended October 1, 2016, and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Three Months Ended		$ Change	% Change	% of Total Revenue for the Three Months Ended
	September 30, 2017	October 1, 2016			September 30, 2017	October 1, 2016
Statements of Operations Data:
Net sales	$1,108.6	$1,049.4	$59.2	5.6%
Licensing revenue	38.0	38.8	(0.8)	(2.1)%
Total revenue	1,146.6	1,088.2	58.4	5.4%
Cost of goods sold	455.8	443.5	12.3	2.8%	39.8%	40.8%
Gross profit	690.8	644.7	46.1	7.2%	60.2%	59.2%
Selling, general and administrative expenses	421.2	379.7	41.5	10.9%	36.7%	34.9%
Depreciation and amortization	48.3	56.4	(8.1)	(14.4)%	4.2%	5.2%
Impairment of long-lived assets	16.3	4.9	11.4	NM	1.4%	0.5%
Restructuring Charges	5.9	—	5.9	NM	0.5%	—%
Total operating expenses	491.7	441.0	50.7	11.5%	42.9%	40.5%
Income from operations	199.1	203.7	(4.6)	(2.3)%	17.4%	18.7%
Other income, net	(0.3)	(0.3)	—	—%	—%	—%
Interest expense, net	0.8	1.4	(0.6)	(42.9)%	0.1%	0.1%
Foreign currency gain	(40.5)	—	(40.5)	NM	(3.5)%	—%
Income before provision for income taxes	239.1	202.6	36.5	18.0%	20.9%	18.6%
Provision for income taxes	36.4	41.9	(5.5)	(13.1)%	3.2%	3.9%
Net income	202.7	160.7	42.0	26.1%
Less: Net loss attributable to noncontrolling interest	(0.2)	(0.2)	—	NM
Net income attributable to MKHL	$202.9	$160.9	$42.0	26.1%
___________________
NM Not meaningful
Total Revenue
Total revenue increased $58.4 million, or 5.4%, to $1,146.6 million for the three months ended September 30, 2017, compared to $1,088.2 million for the three months ended October 1, 2016, which included net favorable foreign currency effects of approximately $10.6 million, primarily related to the strengthening of the Euro and the Canadian Dollar, partially offset by the weakening of the Japanese Yen against the U.S. Dollar during the three months ended September 30, 2017 as compared to the same prior year period. On a constant currency basis, our total revenue increased $47.8 million, or 4.4%. The increase in our total revenue was largely attributable to increased revenues from our retail and wholesale businesses.

The following table details revenues for our three business segments (dollars in millions):

	Three Months Ended			% Change		% of Total Revenue for the Three Months Ended
	September 30, 2017	October 1, 2016	$ Change	As Reported	Constant Currency	September 30, 2017	October 1, 2016
Revenue:
Net sales: Retail	$645.0	$597.2	$47.8	8.0%	7.2%	56.3%	54.9%
Wholesale	463.6	452.2	11.4	2.5%	1.2%	40.4%	41.5%
Licensing	38.0	38.8	(0.8)	(2.1)%	(2.1)%	3.3%	3.6%
Total revenue	$1,146.6	$1,088.2	$58.4	5.4%	4.4%
Retail
Net sales from our retail stores increased $47.8 million, or 8.0%, to $645.0 million for the three months ended September 30, 2017, compared to $597.2 million for the three months ended October 1, 2016, which included net favorable foreign currency effects of $4.7 million. On a constant currency basis, net sales from our retail stores increased $43.1 million, or 7.2%. We operated 843 retail stores, including concessions, as of September 30, 2017, compared to 787 retail stores, including concessions, as of October 1, 2016.
During the three months ended September 30, 2017, our comparable store sales decreased $9.4 million, or 1.8%, which included net favorable foreign currency effects of approximately $4.0 million. Our comparable store sales benefited approximately 260 basis points from the inclusion of the North American e-commerce sales in comparable store sales. On a constant currency basis, our comparable store sales decreased $13.4 million, or 2.5%. The decrease in our comparable store sales was attributable to lower sales from our women's accessories, watches and jewelry product categories, offset in part by higher men's, footwear and apparel sales during the three months ended September 30, 2017, as compared to the three months ended October 1, 2016.
Our non-comparable store sales contributed $57.2 million during the three months ended September 30, 2017, which included net favorable foreign currency effects of $0.7 million. On a constant currency basis, our non-comparable store sales increased $56.5 million. The increase in non-comparable store sales was primarily attributable to operating an additional 56 stores since October 1, 2016 and sales from our e-commerce sites in Europe and Asia.
Wholesale
Net sales to our wholesale customers increased $11.4 million, or 2.5%, to $463.6 million for the three months ended September 30, 2017, compared to $452.2 million for the three months ended October 1, 2016, which included net favorable foreign currency effects of approximately $5.9 million. On a constant currency basis, our wholesale net sales increased $5.5 million, or 1.2%. The increase in our wholesale net sales was primarily attributable to increased sales from our footwear and apparel product lines, partially offset by lower women's accessories sales during the three months ended September 30, 2017, compared to the three months ended October 1, 2016.
Licensing
Royalties earned on our licensing agreements decreased $0.8 million, or 2.1%, to $38.0 million for the three months ended September 30, 2017, compared to $38.8 million for the three months ended October 1, 2016.
Gross Profit
Gross profit increased $46.1 million, or 7.2%, to $690.8 million for the three months ended September 30, 2017, compared to $644.7 million for the three months ended October 1, 2016, which included net favorable foreign currency effects of $6.2 million. Gross profit as a percentage of total revenue increased 100 basis points to 60.2% during the three months ended September 30, 2017, compared to 59.2% during the three months ended October 1, 2016, which was primarily attributable to an increase in gross profit margin from our retail segment of 160 basis points, primarily driven by lower cost of goods and favorable geographic mix of sales, offset in part by increased markdowns during the three months ended September 30, 2017, as compared to the three months ended October 1, 2016.

Total Operating Expenses
Total operating expenses increased $50.7 million, or 11.5%, to $491.7 million during the three months ended September 30, 2017, compared to $441.0 million for the three months ended October 1, 2016. Our operating expenses included a net unfavorable foreign currency impact of approximately $5.0 million. Total operating expenses increased to 42.9% as a percentage of total revenue for the three months ended September 30, 2017, compared to 40.5% for the three months ended October 1, 2016. The components that comprise total operating expenses are explained below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $41.5 million, or 10.9%, to $421.2 million during the three months ended September 30, 2017, compared to $379.7 million for the three months ended October 1, 2016. The increase in selling, general and administrative expenses was primarily due to the following:

•	$16.1 million in transactions costs recorded during the three months ended September 30, 2017 in connection with the Jimmy Choo acquisition

•
an increase of $15.9 million in retail store and overhead costs, primarily comprised of increased occupancy costs of $8.2 million, increased advertising costs of $3.8 million and increased salaries of $3.5 million; and

•	an increase of $3.2 million in corporate allocated and corporate occupancy expenses, excluding transaction costs.
Selling, general and administrative expenses as a percentage of total revenue increased to 36.7% for the three months ended September 30, 2017, compared to 34.9% for the three months ended October 1, 2016, primarily attributable to transaction costs related to the Jimmy Choo acquisition and higher retail-related expenses as a percentage of total revenue for the three months ended September 30, 2017, as compared to the three months ended October 1, 2016.
Depreciation and Amortization
Depreciation and amortization decreased $8.1 million, or 14.4%, to $48.3 million during the three months ended September 30, 2017, compared to $56.4 million for the three months ended October 1, 2016. The decrease in depreciation and amortization expense was primarily attributable to lower depreciation due to fixed asset impairment charges recorded in Fiscal 2017 and a decrease in build-outs of new retail stores and shop-in-shop locations. Depreciation and amortization decreased to 4.2% as a percentage of total revenue during the three months ended September 30, 2017, compared to 5.2% for the three months ended October 1, 2016.
Impairment of Long-Lived Assets
During the three months ended September 30, 2017, we recognized long-lived asset impairment charges of $16.3 million, which were related to underperforming retail store locations, some of which will be closed as part of our previously announced Retail Fleet Optimization Plan (see Note 8 to the accompanying consolidated financial statements for additional information). During the three months ended October 1, 2016, we recognized fixed asset impairment charges of approximately $4.9 million, which were related to underperforming retail store locations.
Restructuring Charges
During the three months ended September 30, 2017, we recognized restructuring charges of $5.9 million in connection with our Retail Fleet Optimization Plan (see Note 8 to the accompanying consolidated financial statements for additional information).
Income from Operations
As a result of the foregoing, income from operations decreased $4.6 million, or 2.3%, to $199.1 million during the three months ended September 30, 2017, compared to $203.7 million for the three months ended October 1, 2016. Income from operations as a percentage of total revenue decreased to 17.4% during the three months ended September 30, 2017, compared to 18.7% for the three months ended October 1, 2016.

The following table details income from operations for our three business segments (dollars in millions):

	Three Months Ended				% of Net Sales/ Revenue for the Three Months Ended
	September 30, 2017	October 1, 2016	$ Change	% Change	September 30, 2017	October 1, 2016
Income from operations:
Retail	$69.0	$69.6	$(0.6)	(0.9)%	10.7%	11.7%
Wholesale	119.6	122.0	(2.4)	(2.0)%	25.8%	27.0%
Licensing	10.5	12.1	(1.6)	(13.2)%	27.6%	31.2%
Income from operations	$199.1	$203.7	$(4.6)	(2.3)%	17.4%	18.7%
Retail
Income from operations for our retail segment decreased $0.6 million, or 0.9%, to $69.0 million during the three months ended September 30, 2017, compared to $69.6 million for the three months ended October 1, 2016. Income from operations as a percentage of net retail sales decreased 100 basis points from 11.7% for the three months ended October 1, 2016 to 10.7% during the three months ended September 30, 2017. The decrease in retail income from operations as a percentage of net retail sales was primarily due to an increase in operating expenses as a percentage of net retail sales of approximately 260 basis points, partially offset by a 160 basis point increase in gross profit margin, as previously discussed above, during the three months ended September 30, 2017, as compared to the three months ended October 1, 2016. The increase in operating expenses as a percentage of net retail sales was primarily attributable to increased fixed asset impairment charges and corporate allocated expenses, as well as restructuring charges recorded during the three months ended September 30, 2017, partially offset by lower depreciation expenses.
Wholesale
Income from operations for our wholesale segment decreased $2.4 million, or 2.0%, to $119.6 million during the three months ended September 30, 2017, compared to $122.0 million for the three months ended October 1, 2016. Income from operations as a percentage of net wholesale sales decreased 120 basis points from 27.0% for the three months ended October 1, 2016 to 25.8% during the three months ended September 30, 2017, which was primarily attributable to increased corporate allocated expenses.
Licensing
Income from operations for our licensing segment decreased $1.6 million, or 13.2%, to $10.5 million during the three months ended September 30, 2017, compared to $12.1 million for the three months ended October 1, 2016. Income from operations as a percentage of licensing revenue decreased from 31.2% during the three months ended October 1, 2016 to 27.6% during the three months ended September 30, 2017, which was primarily due to increased advertising costs and corporate allocated expenses as a percentage of licensing revenue during the three months ended September 30, 2017, as compared to the three months ended October 1, 2016.
Interest Expense, net
Interest expense, net decreased $0.6 million to $0.8 million during the three months ended September 30, 2017, compared to $1.4 million for the three months ended October 1, 2016, primarily due to lower interest expense on borrowings outstanding during the three months ended September 30, 2017, as compared to the three months ended October 1, 2016.
Foreign Currency Gain
During the three month periods ended September 30, 2017, we recognized a net foreign currency gain of $40.5 million, which primarily included a $36.7 million unrealized gain related to a forward foreign currency exchange derivative contract to hedge the transaction price (please refer to Note 3 and Note 12 to the accompanying consolidated financial statements for additional information), as well as net gains on the revaluation and settlement of certain of our accounts payable in currencies other than the functional currency of the applicable reporting units, as well as the remeasurement of dollar-denominated intercompany loans with certain of our subsidiaries.

Provision for Income Taxes
We recognized $36.4 million of income tax expense during the three months ended September 30, 2017, compared to $41.9 million for the three months ended October 1, 2016. Our effective tax rate for the three months ended September 30, 2017, was 15.2%, compared to 20.7% for the three months ended October 1, 2016. Our effective tax rates in both periods were favorably impacted by global financing activities, which were related to the move of our principal executive office from Hong Kong to the United Kingdom ("U.K.") and decision to become a U.K. tax resident in 2014. In connection with this decision, we funded our international growth strategy through intercompany debt financing arrangements between our U.S., U.K. and Switzerland subsidiaries in December 2015. Due to the difference in the statutory income tax rates between these jurisdictions, we realized lower effective tax rates. The decline in our effective tax rate during the three months ended September 30, 2017, as compared to the three months ended October 1, 2016 was primarily due to higher deductions on lower pretax income, as well as due to share based compensation benefits, which are now recorded in the income statement in accordance with ASU No. 2016-09 and reduced our effective tax rate for the three months ended September 30, 2017. These decreases in our effective tax rate were partially offset by an increase in uncertain tax positions outside of the U.S. during the three months ended September 30, 2017, as compared to a release of uncertain tax positions in the prior year period.
Our effective tax rate may fluctuate from time to time due to the effects of changes in U.S. state and local taxes and tax rates in foreign jurisdictions. In addition, factors such as the geographic mix of earnings, enacted tax legislation and the results of various global tax strategies, may also impact our effective tax rate in future periods.
Net Income Attributable to MKHL
As a result of the foregoing, our net income attributable to MKHL increased $42.0 million, or 26.1%, to $202.9 million during the three months ended September 30, 2017, compared to $160.9 million for the three months ended October 1, 2016.

Results of Operations
Comparison of the six months ended September 30, 2017 with the six months ended October 1, 2016
The following table details the results of our operations for the six months ended September 30, 2017 and for the six months ended October 1, 2016, and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Six Months Ended		$ Change	% Change	% of Total Revenue for the Six Months Ended
	September 30, 2017	October 1, 2016			September 30, 2017	October 1, 2016
Statements of Operations Data:
Net sales	$2,032.1	$2,006.7	$25.4	1.3%
Licensing revenue	66.9	69.4	(2.5)	(3.6)%
Total revenue	2,099.0	2,076.1	22.9	1.1%
Cost of goods sold	833.5	840.1	(6.6)	(0.8)%	39.7%	40.5%
Gross profit	1,265.5	1,236.0	29.5	2.4%	60.3%	59.5%
Selling, general and administrative expenses	798.9	733.7	65.2	8.9%	38.1%	35.3%
Depreciation and amortization	95.9	106.8	(10.9)	(10.2)%	4.6%	5.1%
Impairment of long-lived assets	16.3	4.9	11.4	NM	0.8%	0.2%
Restructuring charges	5.9	—	5.9	NM	0.3%	—%
Total operating expenses	917.0	845.4	71.6	8.5%	43.7%	40.7%
Income from operations	348.5	390.6	(42.1)	(10.8)%	16.6%	18.8%
Other income, net	(0.9)	(0.6)	(0.3)	50.0%	—%	—%
Interest expense, net	1.9	1.7	0.2	11.8%	0.1%	0.1%
Foreign currency (gain) loss	(41.7)	1.3	(43.0)	NM	(2.0)%	0.1%
Income before provision for income taxes	389.2	388.2	1.0	0.3%	18.5%	18.7%
Provision for income taxes	61.0	81.2	(20.2)	(24.9)%	2.9%	3.9%
Net income	328.2	307.0	21.2	6.9%
Less: Net loss attributable to noncontrolling interest	(0.2)	(1.0)	0.8	80.0%
Net income attributable to MKHL	$328.4	$308.0	$20.4	6.6%
__________________
NM Not meaningful
Total Revenue
Total revenue increased $22.9 million, or 1.1%, to $2.099 billion for the six months ended September 30, 2017, compared to $2.076 billion for the six months ended October 1, 2016, which included net favorable foreign currency effects of $1.2 million primarily related to the strengthening of the Euro, partially offset by the weakening of the British Pound and the Japanese Yen against the U.S. Dollar during the six months ended September 30, 2017, as compared to the same prior year period. On a constant currency basis, our total revenue increased $21.7 million, or 1.0%. The increase in our total revenue was primarily attributable to increased revenue from our retail business, partially offset by lower wholesale revenues. Total revenue for the six months ended September 30, 2017 includes approximately $42.6 million of incremental revenue attributable to the Greater China business, which was acquired on May 31, 2016 and consolidated into the Company's results of operations effective June 1, 2016, as compared to the entire six months ended September 30, 2017.

The following table details revenues for our three business segments (dollars in millions):

	Six Months Ended			% Change		% of Total Revenue for the Six Months Ended
	September 30, 2017	October 1, 2016	$ Change	As Reported	Constant Currency	September 30, 2017	October 1, 2016
Revenue:
Net sales: Retail	$1,264.9	$1,160.1	$104.8	9.0%	9.3%	60.3%	55.9%
Wholesale	767.2	846.6	(79.4)	(9.4)%	(9.9)%	36.5%	40.8%
Licensing	66.9	69.4	(2.5)	(3.6)%	(3.6)%	3.2%	3.3%
Total revenue	$2,099.0	$2,076.1	$22.9	1.1%	1.0%
Retail
Net sales from our retail stores increased $104.8 million, or 9.0%, to $1.265 billion for the six months ended September 30, 2017, compared to $1.160 billion for the six months ended October 1, 2016, which included net unfavorable foreign currency effects of $3.5 million. On a constant currency basis, net sales from our retail stores increased $108.3 million, or 9.3%. We operated 843 retail stores, including concessions, as of September 30, 2017, compared to 787 retail stores, including concessions, as of October 1, 2016.
During the six months ended September 30, 2017, our comparable store sales decreased $37.9 million, or 3.8%, which included net unfavorable foreign currency effects of $1.0 million. Our comparable store sales benefited approximately 290 basis points from the inclusion of the North American e-commerce sales in comparable store sales. On a constant currency basis, our comparable store sales decreased $36.9 million, or 3.7%. The decrease in our comparable store sales was primarily attributable to lower sales from our women's accessories, watches and jewelry product categories, offset in part by higher men's, footwear and apparel sales during the six months ended September 30, 2017 compared to the six months ended October 1, 2016.
Our non-comparable store sales contributed $142.7 million during the six months ended September 30, 2017, which included net unfavorable foreign currency effects of $2.5 million. On a constant currency basis, non-comparable store sales increased $145.2 million. The increase in non-comparable store sales was primarily attributable to operating 56 additional stores since October 1, 2016 and sales from our e-commerce sites in Europe and Asia. Our Greater China business acquired on May 31, 2016 contributed incremental revenues of approximately $42.0 million to non-comparable store sales for the six months ended September 30, 2017.
Wholesale
Net sales to our wholesale customers decreased $79.4 million, or 9.4%, to $767.2 million for the six months ended September 30, 2017, compared to $846.6 million for the six months ended October 1, 2016, which included net favorable foreign currency effects of approximately $4.7 million. On a constant currency basis, our wholesale net sales decreased $84.1 million, or 9.9%. The decrease in our wholesale net sales was primarily attributable to lower women's accessories sales during the six months ended September 30, 2017, as compared to the six months ended October 1, 2016. Approximately $7.9 million of the decrease in wholesale net sales was due to the absence of the prior period wholesale sales to our former licensee in Greater China.
Licensing
Royalties earned on our licensing agreements decreased $2.5 million, or 3.6%, to $66.9 million for the six months ended September 30, 2017, compared to $69.4 million for the six months ended October 1, 2016. This decrease was primarily attributable to the absence of licensing revenues from our previously licensed business in Greater China due to our acquisition of the related operations, as previously described, as well as lower licensing revenues related to sales of fashion watches, jewelry and fragrance, partially offset by higher licensing royalties related to Access watches and eyewear.
Gross Profit
Gross profit increased $29.5 million, or 2.4%, to $1.266 billion for the six months ended September 30, 2017, compared to $1.236 billion for the six months ended October 1, 2016, which included net favorable foreign currency effects of $0.6 million. Gross profit as a percentage of total revenue increased 80 basis points to 60.3% during the six months ended September 30, 2017, compared to 59.5% during the six months ended October 1, 2016. The increase in our gross profit margin was primarily attributable to a favorable channel mix due to a higher proportion of retail sales than in the prior fiscal year period and an increase in gross profit margin from our retail segment of 140 basis points, primarily driven by favorable geographic mix of sales and lower cost of goods, offset in part by increased markdowns. The increase in gross profit margin was also partially offset by a decrease of 210 basis points in our wholesale segment gross margin, primarily driven by unfavorable product and geographic mix during the six months ended September 30, 2017, as compared to the six months ended October 1, 2016.

Total Operating Expenses
Total operating expenses increased $71.6 million, or 8.5%, to $917.0 million during the six months ended September 30, 2017, compared to $845.4 million for the six months ended October 1, 2016. Total operating expenses increased to 43.7% as a percentage of total revenue for the six months ended September 30, 2017, compared to 40.7% for the six months ended October 1, 2016. The components that comprise total operating expenses are explained below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $65.2 million, or 8.9%, to $798.9 million during the six months ended September 30, 2017, compared to $733.7 million for the six months ended October 1, 2016. The increase in selling, general and administrative expenses was primarily due to the following:

•	incremental expenses of approximately $22.3 million due to the inclusion of the Greater China business acquired on May 31, 2016 for the full period during the six months ended September 30, 2017;

•	an increase of $15.2 million in corporate allocated and corporate occupancy expenses (excluding transaction costs and the above-mentioned incremental expenses related to the Greater China business);

•
an increase of $17.4 million in retail store and overhead costs (excluding the above-mentioned incremental expenses related to the Greater-China business), primarily comprised of increased occupancy costs of $10.2 million and increased advertising costs of $5.2 million; and

•
a $6.1 million increase in transaction costs, comprised of $17.4 million in transactions costs recorded during the six months ended September 30, 2017 in connection with the Jimmy Choo acquisition, partially offset by the absence of approximately $11.3 million of transaction costs recorded during the six months ended October 1, 2016 in connection with our acquisition of the Greater China business.

Selling, general and administrative expenses as a percentage of total revenue increased to 38.1% during the six months ended September 30, 2017, compared to 35.3% for the six months ended October 1, 2016, primarily due to an increase in our retail store-related costs and corporate expenses as a percentage of revenue during the six months ended September 30, 2017, as compared to the six months ended October 1, 2016.
Depreciation and Amortization
Depreciation and amortization decreased $10.9 million, or 10.2%, to $95.9 million during the six months ended September 30, 2017, compared to $106.8 million for the six months ended October 1, 2016, which included approximately $5.7 million of incremental depreciation and amortization expenses due to the inclusion of the Greater China business for the full period during the six months ended September 30, 2017, including amortization of the reacquired rights intangible asset recognized in connection with the acquisition of the Greater China business. The decrease in depreciation and amortization expense was primarily attributable to lower depreciation due to fixed asset impairment charges recorded in Fiscal 2017 and a decrease in build-outs of new retail stores and shop-in-shop locations. Depreciation and amortization decreased to 4.6% as a percentage of total revenue during the six months ended September 30, 2017, compared to 5.1% for the six months ended October 1, 2016.
Impairment of Long-Lived Assets
During the six months ended September 30, 2017, we recognized long-lived asset impairment charges of $16.3 million, which were related to underperforming retail store locations, some of which will be closed as part of our previously announced Retail Fleet Optimization Plan (see Note 8 to the accompanying consolidated financial statements for additional information). During the six months ended October 1, 2016, we recognized fixed asset impairment charges of approximately $4.9 million, which were related to underperforming retail store locations.
Restructuring Charges
During the six months ended September 30, 2017, we recognized restructuring charges of $5.9 million in connection with our Retail Fleet Optimization Plan (see Note 8 to the accompanying consolidated financial statements for additional information).

Income from Operations
As a result of the foregoing, income from operations decreased $42.1 million or 10.8%, to $348.5 million during the six months ended September 30, 2017, compared to $390.6 million for the six months ended October 1, 2016. Income from operations as a percentage of total revenue decreased to 16.6% during the six months ended September 30, 2017, compared to 18.8% for the six months ended October 1, 2016.
The following table details income from operations for our three business segments (dollars in millions):

	Six Months Ended				% of Total Revenue for the Six Months Ended
	September 30, 2017	October 1, 2016	$ Change	% Change	September 30, 2017	October 1, 2016
Income from operations:
Retail	$161.2	$136.2	$25.0	18.4%	12.7%	11.7%
Wholesale	163.1	227.0	(63.9)	(28.1)%	21.3%	26.8%
Licensing	24.2	27.4	(3.2)	(11.7)%	36.2%	39.5%
Income from operations	$348.5	$390.6	$(42.1)	(10.8)%	16.6%	18.8%
Retail
Income from operations for our retail segment increased $25.0 million, or 18.4%, to $161.2 million during the six months ended September 30, 2017, compared to $136.2 million for the six months ended October 1, 2016. Income from operations as a percentage of net retail sales increased 100 basis points from 11.7% for the six months ended October 1, 2016 to 12.7% during the six months ended September 30, 2017. The increase in retail income from operations as a percentage of net retail sales was primarily due to a 140 basis point increase in gross profit margin, as previously discussed, partially offset by increase in operating expenses as a percentage of net retail sales of approximately 40 basis points during the six months ended September 30, 2017, as compared to the six months ended October 1, 2016. The increase in operating expenses as a percentage of net retail sales was primarily due to increased fixed asset impairment charges and restructuring charges recorded during the six months ended September 30, 2017, offset in part by lower depreciation expenses.
Wholesale
Income from operations for our wholesale segment decreased $63.9 million, or 28.1%, to $163.1 million during the six months ended September 30, 2017, compared to $227.0 million for the six months ended October 1, 2016. Income from operations as a percentage of net wholesale sales decreased approximately 550 basis points from 26.8% during the six months ended October 1, 2016 to 21.3% during the six months ended September 30, 2017, which was primarily due to an increase in operating expenses as a percentage of net wholesale sales of approximately 340 basis points, as well as a 210 basis point decrease in our wholesale gross profit margin, as previously discussed. The increase in operating expenses as a percentage of wholesale sales was primarily attributable to increased corporate allocated expenses and a deleverage in other operating expenses (including selling, depreciation and distribution costs) due to lower wholesale net sales.
Licensing
Income from operations for our licensing segment decreased $3.2 million, or 11.7%, to $24.2 million during the six months ended September 30, 2017, compared to $27.4 million for the six months ended October 1, 2016. Income from operations as a percentage of licensing revenue decreased from 39.5% during the six months ended October 1, 2016 to 36.2% during the six months ended September 30, 2017. The decrease in licensing income from operations as a percentage of licensing revenue was attributable to increased operating expenses as a percentage of licensing revenue during the six months ended September 30, 2017, as compared to the six months ended October 1, 2016, primarily due to increased corporate allocated expenses and advertising costs, partially offset by lower selling costs as a percentage of licensing revenue.
Interest Expense, net
Interest expense, net increased $0.2 million to $1.9 million during the six months ended September 30, 2017, compared to $1.7 million for the six months ended October 1, 2016, primarily due to higher interest expense on borrowings outstanding during the six months ended September 30, 2017, as compared to the six months ended October 1, 2016.

Foreign Currency (Gain) Loss
We recognized a net foreign currency gain of $41.7 million during the six months ended September 30, 2017, which primarily included a $36.7 million unrealized gain related to a forward foreign currency exchange derivative contract to hedge the transaction price (please refer to Note 3 and Note 12 to the accompanying consolidated financial statements for additional information), as well as net gains on revaluation and settlement of certain of our account payable in currencies other than the functional currency of the applicable reporting units as well as the remeasurement of dollar-denominated intercompany loans with certain of our subsidiaries.
The foreign currency loss of $1.3 million recorded during the six months ended October 1, 2016 were primarily attributable to net losses on revaluation and settlement of certain of our accounts payable in currencies other than the functional currency of the applicable reporting units, as well as the remeasurement of dollar-denominated intercompany loans with certain of our subsidiaries.
Provision for Income Taxes
We recognized $61.0 million of income tax expense during the six months ended September 30, 2017, compared with $81.2 million for the six months ended October 1, 2016. Our effective tax rate for the six months ended September 30, 2017, was 15.7%, compared to 20.9% for the six months ended October 1, 2016. Our effective tax rates in both periods were favorably impacted by global financing activities, which were related to the move of our principal executive office from Hong Kong to the U.K. and decision to become a U.K. tax resident in 2014. In connection with this decision, we funded our international growth strategy through intercompany debt financing arrangements between our U.S., U.K. and Switzerland subsidiaries in December 2015. Due to the difference in the statutory income tax rates between these jurisdictions, we realized lower effective tax rates. The decline in our effective tax rate during the six months ended September 30, 2017, as compared to the six months ended October 1, 2016 was primarily due to higher deductions on lower pretax income, as well as an increase in the proportion of earnings generated in lower taxed foreign jurisdictions versus the U.S. during the six months ended September 30, 2017. These decreases in our effective tax rate were partially offset by an increase in uncertain tax positions outside of the U.S. during the six months ended September 30, 2017, as compared to a release of uncertain tax positions in the prior year period.
Our effective tax rate may fluctuate from time to time due to the effects of changes in U.S. state and local taxes and tax rates in foreign jurisdictions. In addition, factors such as the geographic mix of earnings, enacted tax legislation and the results of various global tax strategies, may also impact our effective tax rate in future periods.
Net Loss Attributable to Noncontrolling Interest
During the six months ended September 30, 2017 and October 1, 2016, we recorded net losses attributable to the noncontrolling interest in MK Panama of $0.2 million and $1.0 million, respectively. These losses represent the share of MK Panama's income that is not attributable to the Company.
Net Income Attributable to MKHL
As a result of the foregoing, our net income increased $20.4 million, or 6.6%, to $328.4 million during the six months ended September 30, 2017, compared to $308.0 million for the six months ended October 1, 2016.

Liquidity and Capital Resources
Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, along with borrowings available under our credit facilities (see below discussion regarding “Revolving Credit Facilities”) and available cash and cash equivalents. Our primary use of this liquidity is to fund our ongoing cash requirements, including working capital requirements, acquisitions, global retail store construction, expansion and renovation, investment in information systems infrastructure, our distribution and corporate facilities, construction and renovation of shop-in-shops and other corporate activities. We believe that the cash generated from our operations, together with borrowings available under our revolving credit facility and available cash and cash equivalents, will be sufficient to meet our working capital needs for the next 12 months, including investments made and expenses incurred in connection with our store growth plans, shop-in-shop growth, investments in corporate and distribution facilities, continued systems development, e-commerce and marketing initiatives. We spent $57.9 million on capital expenditures during the six months ended September 30, 2017, and expect to spend approximately $140 million on capital expenditures during the remainder of Fiscal 2018.
The following table sets forth key indicators of our liquidity and capital resources (in millions):

	As of
	September 30, 2017	April 1, 2017
Balance Sheet Data:
Cash and cash equivalents	$178.2	$227.7
Working capital	856.0	598.9
Total assets	2,531.7	2,409.6
Short-term debt	—	133.1

	Six Months Ended
	September 30, 2017	October 1, 2016
Cash Flows Provided By (Used In):
Operating activities	$329.1	$347.8
Investing activities	(96.0)	(585.5)
Financing activities	(291.1)	(272.8)
Effect of exchange rate changes	6.6	(5.1)
Net decrease in cash and cash equivalents and restricted cash	$(51.4)	$(515.6)
Cash Provided by Operating Activities
Cash provided by operating activities decreased $18.7 million to $329.1 million during the six months ended September 30, 2017, as compared to $347.8 million for the six months ended October 1, 2016, which was primarily due to a decrease related to changes in our working capital, which included lower accounts payable driven by the timing of payments, an unfavorable change in accounts receivable primarily attributable to a lower balance in the beginning of Fiscal 2017 than in prior year, largely offset by an increase in accrued expenses and other current liabilities, primarily driven by the timing of payments. The decrease in cash flows from operating activities was partially offset by an increase in our net income after non-cash adjustments.
Cash Used in Investing Activities
Net cash used in investing activities decreased $489.5 million to $96.0 million during the six months ended September 30, 2017, as compared to $585.5 million during the six months ended October 1, 2016, which was primarily attributable to $480.6 million in cash paid, net of cash acquired, in connection with our acquisition of the previously licensed business in Greater China during the six months ended October 1, 2016, as well as lower capital expenditures of $41.3 million during the six months ended September 30, 2017, due to lower spending related to build-outs of new stores and shop-in-shops and lower corporate expenditures. These favorable changes in cash from investing activities were partially offset by a $36.7 million unrealized gain related to an undesignated derivative contract entered into in July 25, 2017 to mitigate foreign currency exchange risk through the expected closing date of the Jimmy Choo acquisition.

Cash Used in Financing Activities
Net cash used in financing activities increased $18.3 million to $291.1 million during the six months ended September 30, 2017 from $272.8 million during the six months ended October 1, 2016, which was primarily due to increased debt repayments under our 2017 Credit Facility of $508.8 million, net of debt borrowings, partially offset by a decrease of $493.8 million in cash payments to repurchase our ordinary shares.
Debt Obligations
Bridge Credit Agreement
On July 25, 2017, the Company and certain of our subsidiaries, as loan parties, entered into a bridge credit agreement providing for a term loan facility in the principal amount of £1.115 billion with the lenders from time to time party thereto and JPMorgan Europe Limited, as administrative agent. In connection with Term Loan Facility provided for under the 2017 Credit Facility, as described and defined below, the commitments under the bridge credit agreement were reduced to approximately £344.2 million as of September 30, 2017 and eliminated in their entirety as a result of the October 20, 2017 issuance of $450.0 million 4.000% senior notes due 2024. Please refer to Note 19 for additional information. As a result, the bridge credit agreement was terminated.
Credit Facilities
Senior Unsecured Revolving Credit Facility
On August 22, 2017, we entered into a second amended and restated senior unsecured credit facility (as amended, the "2017 Credit Facility") with, among others, JPMorgan Chase Bank, N.A., as administrative agent, which replaced our prior 2015 senior unsecured revolving credit facility ("2015 Credit Facility"). The Company and our U.S., Canadian, Dutch and Swiss subsidiaries are the borrowers under the 2017 Credit Facility. The borrowers and certain of our material subsidiaries provide unsecured guarantees of the 2017 Credit Facility. The 2017 Credit Facility provides for a $1.0 billion revolving credit facility (the “Revolving Credit Facility”), which may be denominated in U.S. Dollars and other currencies, including Euros, Canadian Dollars, Pounds Sterling, Japanese Yen and Swiss Francs. The Revolving Credit Facility also provides sub-facilities for the issuance of letters of credit of up to $75.0 million and swing line loans of up to $50.0 million. The 2017 Credit Facility also provides for a $1.0 billion term loan facility (the “Term Loan Facility”) to finance a portion of the purchase price of our acquisition of Jimmy Choo. The Revolving Credit Facility expires on August 22, 2022. The Term Loan Facility is divided into two tranches, a $600.0 million tranche that matures on the third anniversary of the initial borrowing of the term loans and a $400.0 million tranche that matures on the fifth anniversary of the initial borrowing of the term loans. We have the ability to expand our borrowing availability under the 2017 Credit Facility in the form of revolving commitments or term loans by up to an additional $500.0 million, subject to the agreement of the participating lenders and certain other customary conditions.
The loans under the Term Loan Facility are required to be repaid on the last business day of March, June, September and December of each year, commencing after the last business day of the first full fiscal quarter after the initial borrowing, in installments equal to 2.50% of the aggregate original principal amount of the term loans.
Borrowings under the Revolving Credit Facility bear interest, at our option, at the following rates:

•
for loans denominated in U.S. Dollars, an alternate base rate, which is the greatest of: (a) the prime rate publicly announced from time to time by JPMorgan Chase, (b) the greater of the federal funds effective rate and the Federal Reserve Bank of New York overnight bank funding rate and zero, plus 50 basis points, and (c) the greater of the one-month London Interbank Offered Rate adjusted for statutory reserve requirements for Eurocurrency liabilities (“Adjusted LIBOR”) and zero, plus 100 basis points, in each case, plus an applicable margin based on the Company’s public debt ratings;

•	for loans denominated other than in Canadian Dollars, the greater of Adjusted LIBOR for the applicable interest period and zero, plus an applicable margin based on the Company’s public debt rating;

•
for loans denominated in Canadian Dollars, the Canadian prime rate, which is the greater of the PRIMCAN Index rate and the rate applicable to one-month Canadian Dollar banker’s acceptances quoted on Reuters (“CDOR”), plus 100 basis points, plus an applicable margin based on the Company’s public debt ratings; or

•	for loans denominated in Canadian Dollars, the average CDOR rate for the applicable interest period, plus 0.10% per annum, plus an applicable margin based on the Company’s public debt ratings.

Borrowings under the Term Loan Facility bear interest, at our option, at the (a) alternate base rate plus an applicable margin based on our public debt ratings; or (b) the greater of Adjusted LIBOR for the applicable interest period and zero, plus an applicable margin based on our public debt ratings.
The Revolving Credit Facility also provides for an annual administration fee and a commitment fee equal to 0.10% to 0.25% per annum, based on the Company's public debt ratings, applied to the average daily unused amount of the Revolving Credit Facility. The Term Loan Facility provides for a commitment fee equal to 0.10% to 0.25% per annum, based on our public debt ratings, applied to the undrawn amount of the Term Loan Facility, from September 23, 2017 until the term loans are fully drawn or the commitments under the Term Loan Facility terminate or expire. Loans under the 2017 Credit facility may be repaid and commitments may be terminated or reduced by the borrowers without premium or penalty other than the customary breakage costs with respect to loans bearing interest based on Adjusted LIBOR or the CDOR rate.

The 2017 Credit Facility requires us to maintain a leverage ratio as of the end of each fiscal quarter of no greater than 3.5 to 1. Such leverage ratio is calculated as the ratio of the sum of total indebtedness as of the date of the measurement plus six times the consolidated rent expense for the last four consecutive fiscal quarters, to Consolidated EBITDAR (as defined below) for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined as consolidated net income plus income tax expense, net interest expense, depreciation and amortization expense, consolidated rent expense and other non-cash charges, subject to certain additions and deductions. The 2017 Credit Facility also includes covenants that limit additional indebtedness, guarantees, liens, acquisitions and other investments and cash dividends that are customary for financings of this type.

The 2017 Credit Facility contains events of default customary for financings of this type, including, but not limited to, payment of defaults, material inaccuracy of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy or insolvency, certain events under ERISA, material judgments, actual or asserted failure of any guaranty supporting the 2017 Credit Facility to be in full force and effect, and changes of control. If such an event of default occurs, the lenders under the 2017 Credit Facility would be entitled to take various actions, including, but not limited to, terminating the commitments and accelerating amounts outstanding under the 2017 Credit Facility, subject to "certain funds" limitations in connection with the transaction governing the Term Loan Facility.

As of September 30, 2017, we had no borrowings outstanding under the 2017 Credit Facility. Stand-by letters of credit of $11.3 million were outstanding as of September 30, 2017. There were borrowings of $127.3 million outstanding under the prior 2015 Credit Facility as of April 1, 2017, which were recorded within short-term debt in our balance sheet as of April 1, 2017. At September 30, 2017, the amount available for future borrowings under the Revolving Credit Facility was $988.7 million. In addition, at September 30, 2017, we had a $1.0 billion Term Loan Facility, which was fully drawn on November 1, 2017 to pay a portion of the purchase price of our acquisition of Jimmy Choo. Please refer to Note 19 to the accompanying consolidated financial statements for additional information).
We believe that our 2017 Credit Facility is adequately diversified with no undue concentration in any one financial institution. As of September 30, 2017, there were 13 financial institutions participating in the facility, with none maintaining a maximum commitment percentage in excess of 15%. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the 2017 Credit Facility.
Hong Kong Credit Facility
Our Hong Kong subsidiary, MKHKL, has an uncommitted credit facility ("HK Credit Facility") with HSBC (the "Bank"), which may be used to fund general working capital needs of MKHKL through November 30, 2017, subject to the Bank's discretion. The HK Credit Facility provides MKHKL with a revolving line of credit of up to 100.0 million Hong Kong Dollars (approximately $12.8 million), and may be used to support bank guarantees. In addition, this credit facility provides for a business card facility of up to 0.4 million Hong Kong Dollars (less than $0.1 million). Borrowings under the HK Credit Facility must be made in increments of at least 5.0 million Hong Kong Dollars and bear interest at the Hong Kong Interbank Offered Rate ("HIBOR") plus 150 basis points. As of April 1, 2017, borrowings outstanding under the HK Credit facility were 45.0 million Hong Kong Dollars (approximately $5.8 million), which were recorded within short-term debt in our consolidated balance sheet as of April 1, 2017. As of September 30, 2017, there were no borrowings outstanding under the HK Credit Facility. As of September 30, 2017, bank guarantees supported by this facility were 11.8 million Hong Kong Dollars (approximately $1.5 million). At September 30, 2017, the amount available for future borrowings under the Hong Kong Credit Facility was 88.2 million Hong Kong Dollars (approximately $11.3 million).

Senior Notes
On October 20, 2017, Michael Kors (USA), Inc. (the “Issuer”), our wholly owned subsidiary, completed its offering of $450 million aggregate principal amount of 4.000% senior notes due 2024 (the “Senior Notes”) at an issue price of 99.508% of aggregate principal amount, pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Senior Notes have been issued under an indenture dated October 20, 2017, among the Issuer, the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (the "Indenture"). The Senior Notes have been issued to finance a portion of our acquisition of Jimmy Choo and certain related refinancing transactions.
The Senior Notes bear interest at a rate of 4.000% per year, subject to adjustments from time to time if either Moody’s or S&P (or a substitute rating agency therefore) downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the Senior Notes. Interest on the Senior Notes is payable semi-annually on May 1 and November 1 of each year, beginning on May 1, 2018.

The Senior Notes are unsecured and are guaranteed by our Company and our existing and future subsidiaries that guarantee or are borrowers under our 2017 Credit Facility (subject to certain exceptions, including subsidiaries organized in China), including, following the closing of the acquisition, Jimmy Choo and all of its existing and future subsidiaries who are guarantors or borrowers under the 2017 Credit Facility (subject to certain exceptions, including subsidiaries organized in China).
The Senior Notes rank equally in right of payment with all of the Issuer’s and guarantors’ existing and future senior unsecured indebtedness, senior in right of payment to any future subordinated indebtedness, effectively subordinated in right of payment to any of our subsidiaries’ obligations (including secured and unsecured obligations) and any of our secured obligations, to the extent of the assets securing such obligations.
The Indenture contains covenants, including those that limit our ability to create certain liens and enter into certain sale and leaseback transactions. In the event of a “Change of Control Triggering Event,” as defined in the Indenture, the Issuer will be required to make an offer to repurchase the Senior Notes at a repurchase price in cash equal to 101% of the aggregate principal amount of the Senior Notes being repurchased plus any unpaid interest. These covenants are subject to important limitations and exceptions, as per the Indenture.
Share Repurchase Program
The following table presents our treasury share repurchases during the six months ended September 30, 2017 and October 1, 2016 (dollars in millions):

	Six Months Ended
	September 30, 2017	October 1, 2016
Cost of shares repurchased under share repurchase program	$157.8	$650.0
Cost of shares withheld to cover tax withholding obligations	3.1	4.7
Total cost of treasury shares repurchased	$160.9	$654.7

Shares repurchased under share repurchase program	4,543,500	13,044,832
Shares withheld to cover tax withholding obligations	91,122	99,739
	4,634,622	13,144,571
As of September 30, 2017, the remaining availability under our $1.0 billion share repurchase program was $842.2 million. Share repurchases are subject to market conditions and our business priorities. Share repurchases are subject to market conditions and our business priorities. We currently do not plan to repurchase additional shares for the remainder of Fiscal 2018 and have not repurchased shares under our share repurchase program during the three months ended September 30, 2017.
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

On July 25, 2017, we announced a recommended cash offer for the entire issued and to be issued share capital of Jimmy Choo, whereby Michael Kors Bidco, our wholly-owned subsidiary, will acquire all of Jimmy Choo's issued and to be issued shares at a purchase price of 230 pence in cash per share, or approximately £896 million. The total transaction value is approximately $1.40 billion, including the refinancing of existing debt obligations. The transaction closed on November 1, 2017. Please refer to Note 19 to the accompanying consolidated financial statements for additional information.
On July 25, 2017, in connection with the intended acquisition of Jimmy Choo, we entered into an undesignated forward foreign currency exchange derivative contract with a notional amount of £1.115 billion to mitigate our foreign currency exchange risk through the expected closing date of the acquisition. As of September 30, 2017, we had derivative assets of $36.7 million recorded in our consolidated balance sheet relating to this derivative contract. On October 30, 2017, the Company settled this derivative contract at a $4.7 million gain.
Off-Balance Sheet Arrangements
We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. In addition to the commitments in the above table, our off-balance sheet commitments relating to our outstanding letters of credit were $11.3 million at September 30, 2017, including $0.6 million in letters of credit issued outside of the 2017 Credit Facility. In addition, as of September 30, 2017, bank guarantees of approximately $1.5 million were supported by the Hong Kong Credit Facility. We do not have any other off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.
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
We perform a sensitivity analysis on our forward currency contracts, both designated and not designated as hedges for accounting purposes, to determine the effects of fluctuations in foreign currency exchange rates. For this sensitivity analysis, we assume a hypothetical change in U.S. dollar against foreign exchange rates. Based on all designated foreign currency exchange contracts relating to purchases of inventory outstanding as of September 30, 2017, a 10% appreciation or devaluation of the U.S. dollar compared to the level of foreign currency exchange rates for currencies under contract as of September 30, 2017, would result in a net increase or decrease of $18.1 million in the fair value of these contracts.
In connection with the agreement to acquire Jimmy Choo, on July 25, 2017, we entered into a forward foreign currency exchange derivative contract with a notional amount of £1.115 billion to mitigate its foreign currency exchange risk through the expected closing date of the acquisition. This derivative contract was not designated as an accounting hedge. Therefore, changes in the fair value are recorded to foreign currency loss in our consolidated statements of operations. As of September 30, 2017, a 10% appreciation or devaluation of the U.S. dollar compared to British Pound Sterling, would result in a net increase or decrease of $149.9 million in the fair value of this contract.
Interest Rate Risk
We are exposed to interest rate risk in relation to borrowings outstanding under our 2017 Credit Facility and our Hong Kong Credit Facility. Our 2017 Credit Facility carries interest rates that are tied to LIBOR and the prime rate, among other institutional lending rates (depending on the particular origination of borrowing), as further described in Note 9 to the accompanying consolidated financial statements. Our Hong Kong Credit Facility carries interest at a rate that is tied to the Hong Kong Interbank Offered Rate. Therefore, our statements of operations and cash flows are exposed to changes in those interest rates. At September 30, 2017, we had no borrowings outstanding under our 2017 Credit Facility and our Hong Kong Credit Facility. These balances are not indicative of future balances that may be outstanding under our revolving credit facilities that may be subject to fluctuations in interest rates. Any increases in the applicable interest rate(s) would cause an increase to the interest expense relative to any outstanding balance at that date.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2017. This evaluation was performed based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), the 2013 Framework. Based on this assessment, our CEO and CFO concluded that our disclosure controls and procedures as of September 30, 2017 are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are involved in various routine legal proceedings incident to the ordinary course of our business. We believe that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on our business, results of operations and financial condition.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 1, 2017, as supplemented by the risk factor set forth in our Form 10-Q for the quarterly period ended July 1, 2017, which could materially and adversely affect our business, financial condition or future results. These risks are not the only risks that we face. Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.
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
The following table provides information of the Company’s ordinary shares repurchased during the three months ended September 30, 2017:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximated Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (in millions)
July 2-July 29	—	$—	—	$842.2
July 30-August 26	7,896	$36.45	—	$842.2
August 27-September 30	6,071	$42.81	—	$842.2
	13,967		—
ITEM 6. EXHIBITS
a. Exhibits
Please refer to the accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 8, 2017.

MICHAEL KORS HOLDINGS LIMITED

By:	/s/ John D. Idol
Name:	John D. Idol
Title:	Chairman & Chief Executive Officer

By:	/s/ Thomas J. Edwards, Jr.
Name:	Thomas J. Edwards, Jr.
Title:	Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer

INDEX TO EXHIBITS

Exhibit No.	Description

2.1
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

4.1
Indenture, dated as of October 20, 2017, by and among Michael Kors (USA), Inc., Michael Kors Holdings Limited, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (included as Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-35368), filed on October 20, 2017 and incorporated herein by reference).

10.1
Second Amended and Restated Credit Agreement dated as of August 22, 2017 among Michael Kors Holdings Limited, Michael Kors (USA), Inc., the foreign subsidiary borrowers party thereto, the guarantors party thereto, the financial institutions party thereto as lenders and issuing banks and JPMorgan Chase Bank, N.A., as administrative agent (included as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-35368), filed on August 23, 2017 and incorporated herein by reference).

10.2
First Amendment, dated as of October 4, 2017, to the Second Amended and Restated Credit Agreement dated as of August 22, 2017 among Michael Kors Holdings Limited, Michael Kors (USA), Inc., the foreign subsidiary borrowers party thereto, the guarantors party thereto, the financial institutions party thereto as lenders and issuing banks and JPMorgan Chase Bank, N.A., as administrative agent (included as Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-35368), filed on October 5, 2017 and incorporated herein by reference).

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

101.1
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.