Form 10-Q
period 2017-12-30
Michael Kors Holdings Ltd
filed 2018-02-13
CIK 1530721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2017
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
☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
As of February 5, 2018, Michael Kors Holdings Limited had 152,184,610 ordinary shares outstanding.

TABLE OF CONTENTS

		Page No.
	PART I FINANCIAL INFORMATION
Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets (unaudited) as of December 30, 2017 and April 1, 2017	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the three months and nine months ended December 30, 2017 and December 31, 2016	4

	Condensed Consolidated Statements of Shareholders’ Equity (unaudited) for the nine months ended December 30, 2017	5

	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended December 30, 2017 and December 31, 2016	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53

Item 4.	Controls and Procedures	54

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	55

Item 1A.	Risk Factors	55

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 6.	Exhibits	55

Signatures		56

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	December 30, 2017	April 1, 2017
Assets
Current assets
Cash and cash equivalents	$317.1	$227.7
Receivables, net	288.0	265.8
Inventories	677.2	549.3
Prepaid expenses and other current assets	162.3	121.9
Total current assets	1,444.6	1,164.7
Property and equipment, net	599.4	591.5
Intangible assets, net	1,215.4	418.1
Goodwill	822.0	119.7
Deferred tax assets	64.7	73.3
Other assets	70.7	42.3
Total assets	$4,216.8	$2,409.6
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$290.2	$176.3
Accrued payroll and payroll related expenses	85.7	61.1
Accrued income taxes	68.7	60.3
Short-term debt	0.1	133.1
Accrued expenses and other current liabilities	277.4	135.0
Total current liabilities	722.1	565.8
Deferred rent	134.8	137.8
Deferred tax liabilities	217.0	80.0
Long-term debt	992.4	—
Other long-term liabilities	70.2	31.0
Total liabilities	2,136.5	814.6
Commitments and contingencies
Shareholders’ equity
Ordinary shares, no par value; 650,000,000 shares authorized; 210,302,628 shares issued and 152,167,403 outstanding at December 30, 2017; 209,332,493 shares issued and 155,833,304 outstanding at April 1, 2017	—	—
Treasury shares, at cost (58,135,225 shares at December 30, 2017 and 53,499,189 shares at April 1, 2017)	(2,815.9)	(2,654.9)
Additional paid-in capital	803.3	767.8
Accumulated other comprehensive loss	(18.4)	(80.6)
Retained earnings	4,107.9	3,560.3
Total shareholders’ equity of MKHL	2,076.9	1,592.6
Noncontrolling interest	3.4	2.4
Total shareholders' equity	2,080.3	1,595.0
Total liabilities and shareholders’ equity	$4,216.8	$2,409.6
See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Total revenue	$1,440.1	$1,352.8	$3,539.1	$3,428.9
Cost of goods sold	556.1	547.1	1,389.6	1,387.2
Gross profit	884.0	805.7	2,149.5	2,041.7
Selling, general and administrative expenses	485.9	407.6	1,267.4	1,130.0
Depreciation and amortization	54.0	55.7	149.9	162.5
Impairment of long-lived assets	2.6	0.5	18.9	5.4
Restructuring and other charges (1)	28.0	—	51.3	11.3
Total operating expenses	570.5	463.8	1,487.5	1,309.2
Income from operations	313.5	341.9	662.0	732.5
Other income, net	(0.1)	(4.1)	(1.0)	(4.7)
Interest expense, net	8.3	3.4	10.2	5.1
Foreign currency loss (gain)	27.0	0.9	(14.7)	2.2
Income before provision for income taxes	278.3	341.7	667.5	729.9
Provision for income taxes	58.9	70.4	119.9	151.6
Net income	219.4	271.3	547.6	578.3
Less: Net loss attributable to noncontrolling interest	—	—	(0.2)	(1.0)
Net income attributable to MKHL	$219.4	$271.3	$547.8	$579.3

Weighted average ordinary shares outstanding:
Basic	152,047,963	163,148,597	152,772,067	168,000,933
Diluted	154,623,339	165,214,045	155,220,984	170,222,588
Net income per ordinary share attributable to MKHL:
Basic	$1.44	$1.66	$3.59	$3.45
Diluted	$1.42	$1.64	$3.53	$3.40

Statements of Comprehensive Income:
Net income	$219.4	$271.3	$547.6	$578.3
Foreign currency translation adjustments	41.6	(20.1)	78.7	(20.8)
Net (loss) gain on derivatives	(0.3)	9.4	(16.4)	11.2
Comprehensive income	260.7	260.6	609.9	568.7
Less: Net loss attributable to noncontrolling interest	—	—	(0.2)	(1.0)
Less: Other comprehensive income (loss) attributable to noncontrolling interest	0.1	(0.4)	0.1	(0.4)
Comprehensive income attributable to MKHL	$260.6	$261.0	$610.0	$570.1

(1) Restructuring and other charges includes store closure costs recorded in connection with the Retail Fleet Optimization Plan, as well as transaction and transition costs recorded in connection with the acquisitions of Jimmy Choo Group Limited (formerly known as Jimmy Choo PLC) and Michael Kors (HK) Limited and Subsidiaries (see Note 3 and Note 8).
See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions, except share data which is in thousands)
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive (Loss) Income	Retained Earnings		Total Equity of MKHL	Non-controlling Interest	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at April 1, 2017	209,332	$—	$767.8	(53,499)	$(2,654.9)	$(80.6)	$3,560.3		$1,592.6	$2.4	$1,595.0
Net income	—	—	—	—	—	—	547.8		547.8	(0.2)	547.6
Other comprehensive income	—	—	—	—	—	62.2	—		62.2	0.1	62.3
Total comprehensive income	—	—	—	—	—	—	—		610.0	(0.1)	609.9
Non-controlling interest for Jimmy Choo joint ventures	—	—	—	—	—	—	—	—	—	3.1	3.1
Partial repurchase of non-controlling interest	—	—	0.5	—	—	—	—		0.5	(1.0)	(0.5)
Vesting of restricted awards, net of forfeitures	476	—	—	—	—	—	—		—	—	—
Exercises of employee share options	495	—	5.5	—	—	—	—		5.5	—	5.5
Equity compensation expense		—	29.6	—	—	—	—		29.6	—	29.6
Purchase of treasury shares	—	—	—	(4,636)	(161.0)	—	—		(161.0)	—	(161.0)
Redemption of capital/dividends	—	—	—	—	—	—	(0.2)		(0.2)	(1.0)	(1.2)
Other	—	—	(0.1)	—	—	—	—		(0.1)	—	(0.1)
Balance at December 30, 2017	210,303	$—	$803.3	(58,135)	$(2,815.9)	$(18.4)	$4,107.9		$2,076.9	$3.4	$2,080.3
See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	December 30, 2017	December 31, 2016
Cash flows from operating activities
Net income	$547.6	$578.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	149.9	162.5
Equity compensation expense	29.6	26.7
Deferred income taxes	33.1	3.6
Impairment of long-lived assets	18.9	5.4
Tax benefit on exercise of share options	(0.2)	(6.4)
Foreign currency (gains) losses	(14.7)	2.2
Other non-cash charges	5.1	5.3
Change in assets and liabilities:
Receivables, net	17.1	73.6
Inventories	20.8	(20.2)
Prepaid expenses and other current assets	31.9	(39.2)
Accounts payable	(21.4)	74.4
Accrued expenses and other current liabilities	54.6	11.8
Other	1.0	17.7
Net cash provided by operating activities	873.3	895.7
Cash flows from investing activities
Capital expenditures	(83.8)	(147.7)
Purchase of intangible assets	(3.2)	(5.6)
Cash paid for business acquisitions, net of cash acquired	(1,414.5)	(480.6)
Realized gain on hedge related to Jimmy Choo acquisition	4.7	—
Net cash used in investing activities	(1,496.8)	(633.9)
Cash flows from financing activities
Debt borrowings	2,078.8	361.8
Debt repayments	(1,222.1)	(199.6)
Repurchases of treasury shares	(161.0)	(754.8)
Exercises of employee share options	5.5	8.0
Other financing activities	(0.2)	—
Net cash used in financing activities	701.0	(584.6)
Effect of exchange rate changes on cash and cash equivalents	10.3	(9.3)
Net increase (decrease) in cash and cash equivalents and restricted cash	87.8	(332.1)
Beginning of period (including restricted cash of $1.9 million at April 1, 2017)	229.6	702.0
End of period (including restricted cash of $0.3 million at December 30, 2017 and $1.1 million at December 31, 2016)	$317.4	$369.9
Supplemental disclosures of cash flow information
Cash paid for interest	$6.5	$3.1
Cash paid for income taxes	$85.0	$164.7
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$22.0	$36.2
See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Business and Basis of Presentation
Michael Kors Holdings Limited (“MKHL,” and together with its subsidiaries, the “Company”) was incorporated in the British Virgin Islands (“BVI”) on December 13, 2002. The Company is a leading designer, marketer, distributor and retailer of branded women’s and men's accessories, apparel and footwear bearing the Michael Kors and Jimmy Choo tradenames and related trademarks “MICHAEL KORS,” “MICHAEL MICHAEL KORS,” “JIMMY CHOO,” and various other related trademarks and logos. The Company's business consists of four reportable segments: Michael Kors ("MK") Retail, MK Wholesale, MK Licensing and Jimmy Choo. See Note 16 for additional information.
On November 1, 2017, the Company completed the acquisition of Jimmy Choo Group Limited, formerly known as Jimmy Choo PLC (“Jimmy Choo”) in cash for a total transaction value of $1.447 billion, including the repayment of existing debt obligations. As a result, the Company began consolidating Jimmy Choo into its operations beginning on November 1, 2017. Jimmy Choo is being reported as a separate reporting segment. See Note 3 and Note 16 for additional information.
On May 31, 2016, the Company acquired 100% of the stock of its previously licensed business in the Greater China region, Michael Kors (HK) Limited and Subsidiaries (“MKHKL”), which has operations in China, Hong Kong, Macau and Taiwan. As a result, the Company began consolidating MKHKL into its operations beginning on June 1, 2016. See Note 3 for additional information.
The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned or controlled subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The interim consolidated financial statements as of December 30, 2017 and for the three and nine months ended December 30, 2017 and December 31, 2016 are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with U.S. GAAP. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended April 1, 2017, as filed with the Securities and Exchange Commission on May 31, 2017, in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full fiscal year.
The Company utilizes a 52 to 53 week fiscal year ending on the Saturday closest to March 31. As such, the term “Fiscal Year” or “Fiscal” refers to the 52-week or 53-week period, ending on that day. The results for the three and nine months ended December 30, 2017 and December 31, 2016, are based on 13-week and 39-week periods, respectively.
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to use judgment and make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. The most significant assumptions and estimates involved in preparing the consolidated financial statements include allowances for customer deductions, sales returns, sales discounts and doubtful accounts, estimates of inventory recovery, business combinations, fair value measurements, the valuation of share-based compensation, valuation of deferred taxes and the estimated useful lives used for amortization and depreciation of intangible assets and property and equipment. Actual results could differ from those estimates.

Reclassifications
Certain reclassifications have been made to the prior periods’ financial information in order to conform to the current period’s presentation. The Company reclassified $17.4 million of the previously recorded Fiscal 2018 transaction and transition costs related to the acquisition of Jimmy Choo and $11.3 million of transaction costs recorded in Fiscal 2017 in connection with the acquisition of MKHKL from selling, general and administrative expenses to restructuring and other charges in the Company's consolidated statements of operations and comprehensive income for the nine months ended December 30, 2017 and December 31, 2016, respectively, to provide a more transparent disclosure of these costs.
Seasonality
The Company experiences certain effects of seasonality with respect to its wholesale and retail segments. The Company’s MK Wholesale segment generally experiences its lowest sales in its first fiscal quarter. The Company’s MK Retail segment generally experiences greater sales during its third fiscal quarter as a result of holiday season sales. In the aggregate, the Company’s first fiscal quarter typically experiences significantly less sales volume relative to the other three quarters and its third fiscal quarter generally has higher sales volume relative to the other three quarters.

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
In connection with the July 25, 2017 recommended cash offer for the entire issued and to be issued share capital of Jimmy Choo, the Company entered into a forward foreign currency exchange contract with a notional amount of £1.115 billion to mitigate its foreign currency exchange risk related to the acquisition. This derivative contract was not designated as an accounting hedge. Therefore, changes in fair value were recorded to foreign currency (gain) loss in the Company's consolidated statement of operations. The Company’s accounting policy is to classify cash flows from derivative instruments in the same category as the cash flows from the items being hedged. Accordingly, the Company classified the $4.7 million realized gain relating to this derivative instrument within cash flows from investing activities for the nine months ended December 30, 2017.
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
The Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. In order to mitigate counterparty credit risk, the Company only enters into contracts with carefully selected financial institutions based upon their credit ratings and certain other financial factors, adhering to established limits for credit exposure. The aforementioned forward contracts generally have a term of no more than 12 months. The period of these contracts is directly related to the foreign currency transaction they are intended to hedge.

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
The components of the calculation of basic net income per ordinary share and diluted net income per ordinary share are as follows (in millions, except share and per share data):

	Three Months Ended		Nine Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Numerator:
Net income attributable to MKHL	$219.4	$271.3	$547.8	$579.3
Denominator:
Basic weighted average shares	152,047,963	163,148,597	152,772,067	168,000,933
Weighted average dilutive share equivalents:
Share options, restricted shares/units, and performance restricted share units	2,575,376	2,065,448	2,448,917	2,221,655
Diluted weighted average shares	154,623,339	165,214,045	155,220,984	170,222,588

Basic net income per share	$1.44	$1.66	$3.59	$3.45
Diluted net income per share	$1.42	$1.64	$3.53	$3.40
During the three and nine months ended December 30, 2017, share equivalents of 2,243,436 shares and 2,503,782 shares, respectively, have been excluded from the above calculations due to their anti-dilutive effect. Share equivalents of 1,906,941 shares and 2,002,300 shares, respectively, have been excluded from the above calculations during the three and nine months ended December 31, 2016.
Please refer to Note 2 in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2017 for a complete disclosure of the Company’s significant accounting policies.
U.S. Tax Reform
On December 22, 2017, the United States ("U.S.") government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. corporate income tax system including, among other things, lowering U.S. statutory federal tax rate and implementing a territorial tax system. As the Company has a March 31 fiscal year-end, the lower tax rate will be phased in, resulting in a U.S. statutory federal tax rate of approximately 32% for the fiscal year ended March 31, 2018 and a 21% U.S. statutory federal tax rate for fiscal years thereafter. The Tax Act also adds many new provisions, including changes to bonus depreciation, limits on the deductions for executive compensation and interest expense, a tax on global intangible low-taxed income ("GILTI"), the base erosion anti-abuse tax ("BEAT") and a deduction for foreign derived intangible income ("FDII"). The Company is still evaluating the impact of these provisions of the Tax Act, which do not apply until 2019, and thus, has not adjusted any net deferred tax assets of its foreign subsidiaries for the new tax.

As part of the transition to the new territorial tax system, the Tax Act imposes a tax on the mandatory deemed repatriation of earnings of the Company’s foreign subsidiaries. In addition, the reduction of the U.S. statutory federal tax rate will cause the Company to re-measure its U.S. deferred tax assets and liabilities.  In accordance with Accounting Standards Codification ("ASC") 740, the Company recorded the effects of the tax law change during the three months ended December 30, 2017, which resulted in a provisional charge of $12.4 million, comprised of an estimated deemed repatriation tax charge of $0.3 million and an estimated deferred tax charge of $12.1 million due to the re-measurement of the Company’s net U.S. deferred tax assets. Conversely, the Company realized a $2.0 million net benefit for the three and nine month periods ended December 30, 2017 due to the corporate tax rate reductions. While the Tax Act has negatively impacted the Company's results of operations for the three and nine months ended December 30, 2017 by approximately 370 basis points and 160 basis points, respectively, the lower corporate rate is expected to to result in an ongoing reduced tax rate for the Company.
In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 118 to provide guidance for companies that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The final transition impacts of the Tax Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, or any changes in accounting standards for income taxes or related interpretations in response to the Tax Act. In addition, once the Company finalizes certain tax positions when it files its 2017 U.S. tax return, it will be able to conclude whether any further adjustments are required to its deferred tax balances in the U.S., as well as to the total liability associated with the one-time mandatory tax. The Company believes that the analysis performed to date is sufficient to calculate a reasonable estimate of the impacts of the Tax Act.
Recently Adopted Accounting Pronouncements
Business Combinations
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805) - Clarifying the Definition of a Business," to clarify the definition of a business in order to allow for the evaluation of whether transactions should be accounted for as acquisitions or disposals of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted. The Company adopted ASU 2017-01 during the three months ended December 30, 2017, which did not have a material impact on its consolidated financial statements.
Share-Based Compensation
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies accounting and presentation of share-based payments, primarily relating to the recognition and classification of excess tax benefits, accounting for forfeitures and tax withholding requirements. The Company adopted ASU 2016-09 during the first quarter of Fiscal 2018, as required. Accordingly, during the three and nine months ended December 30, 2017, excess tax benefits of $0.1 million and $0.2 million, respectively, which would have been previously reflected within additional paid-in capital, were recognized within the Company’s provision of income taxes. This change is expected to increase volatility in future provisions for income taxes. In addition, the Company eliminated windfall tax benefits from the treasury stock method calculation used to compute its diluted earnings per share. Both of the above changes have been adopted on a prospective basis, whereas cash flows related to excess tax benefits, previously reflected within financing activities, have been presented within operating activities within the Company’s consolidated statements of cash flows on a retrospective basis. Cash flows related to excess tax benefits were $6.4 million during the nine months ended December 31, 2016. The Company continues to reflect estimated forfeitures in its share-based compensation expense.
Recently Issued Accounting Pronouncements
We have considered all new accounting pronouncements and, other than the recent pronouncements discussed below, have concluded that there are no new pronouncements that may have a material impact on our results of operations, financial condition or cash flows based on current information.

Hedge Accounting
On August 28, 2017, the FASB issued ASU No. 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” The new standard is intended to improve and simplify rules relating to hedge accounting, including the elimination of periodic hedge ineffectiveness, recognition and presentation of components excluded from hedge effectiveness assessment, the ability to elect to perform subsequent effectiveness assessments qualitatively, and other provisions designed to provide more transparency around the economics of a company’s hedging strategy. ASU 2017-12 is effective for the Company in Fiscal 2020, with early adoption permitted. The Company is currently evaluating the impact of ASU 2017-12 on its consolidated financial statements.
Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which provides new guidance for revenues recognized from contracts with customers, and will replace the existing revenue recognition guidance. ASU 2014-09 requires that revenue is recognized at an amount the company is entitled to upon transferring control of goods or services to customers, as opposed to when risks and rewards transfer to a customer. In July 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 by one year, making it effective for the interim reporting periods within the annual reporting period beginning after December 15, 2017, or beginning with the Company’s Fiscal 2019. This standard may be applied retrospectively to all prior periods presented, or using a modified retrospective method with a cumulative adjustment to retained earnings in the year of adoption.
The FASB has issued several additional ASUs to provide implementation guidance on ASU No. 2014-09, including ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” issued in December 2016, ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” issued in May 2016, ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” issued in April 2016, and ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” issued in March 2016 . The Company is considering this guidance in evaluating the impact of ASU 2014-09.
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
Lease Accounting
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires lessees to recognize a lease liability and a right-to-use asset on the balance sheet for all leases, except certain short-term leases. ASU 2016-02 is effective beginning with the Company’s Fiscal 2020, with early adoption permitted, and must be implemented using a modified retrospective approach for all leases existing at, or entered into after the beginning of the earliest comparative period that is presented in the financial statements. The Company is currently evaluating the impact of ASU 2016-02 on its consolidated financial statements but expects that the adoption of this standard will result in a significant increase in assets and liabilities on its consolidated balance sheets.
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

Share-Based Compensation
In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting”, which simplifies modification accounting for entities that change the terms or conditions of share-based awards. ASU 2017-09 is effective for the Company’s Fiscal 2019 with early adoption permitted and is required to be applied on a prospective basis. The Company will evaluate the impact of ASU 2017-09 on any future changes to the terms and conditions of its share-based compensation awards.
3. Acquisitions
Acquisition of Jimmy Choo Group Limited
On November 1, 2017, the Company completed the acquisition of Jimmy Choo, whereby JAG Acquisitions (UK) Limited, the Company’s wholly-owned subsidiary, acquired all of Jimmy Choo’s issued and to be issued shares at a purchase price of 230 pence per share in cash, for a total transaction value of $1.447 billion, including the repayment of existing debt obligations, which was funded through a combination of borrowings under the Company’s new $1.0 billion term loan facility, the issuance of the Senior Notes and cash on hand (please refer to Note 9 for additional information).
The following table summarizes the aggregate purchase price consideration paid to acquire Jimmy Choo in cash (in millions):

November 1, 2017
Consideration paid to Jimmy Choo shareholders	$1,181.2
Repayment of debt and related obligations	266.2
Total purchase price	$1,447.4

The Company believes that this combination will further strengthen its future growth opportunities while also increasing both product and geographic diversification and will allow it to grow its international presence through the formation of a global fashion luxury group, bringing together industry-leading luxury fashion brands. The Company accounted for this acquisition as a business combination under the acquisition method of accounting. The following table summarizes the preliminary purchase price allocation of fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions):

November 1, 2017
Cash and cash equivalents	$34.3
Accounts receivable	30.7
Inventory(1)	126.2
Other current assets	63.9
Current assets	255.1
Property and equipment(2)	51.0
Goodwill(3)	684.9
Brand(4)	577.8
Customer relationships(5)	212.8
Lease rights	5.9
Deferred tax assets	22.5
Other assets	28.1
Total assets acquired	$1,838.1

Accounts payable	$129.3
Other current liabilities	96.5
Current liabilities	225.8
Deferred tax liabilities	134.9
Other liabilities	26.9
Total liabilities assumed	$387.6

Less: Noncontrolling interest in joint ventures	$3.1

Fair value of net assets acquired	$1,447.4
Fair value of acquisition consideration	$1,447.4

(1) Includes an inventory step-up adjustment of $9.5 million, which will be recognized as an adjustment to the Company's cost of goods sold in its statement of operations over twelve months.
(2) Includes a $7.0 million adjustment to reduce the fair value of Jimmy Choo's leasehold improvements, which will be recognized over the remaining lease term.
(3) Represents the difference between the purchase price over the net identifiable tangible and intangible assets acquired has been allocated to goodwill, which is not deductible for tax purposes.

(4)
Represents the fair value Jimmy Choo's brand, which is an indefinite-lived intangible asset due to being essential to the Company's ability to operate the Jimmy Choo business for the foreseeable future. The Jimmy Choo brand was valued using the relief-from-royalty method of the income valuation approach.

(5) Represents customer relationships associated with Jimmy Choo wholesale customers and geographic licensees, which are being amortized over 15 years and customer relationships with product licensees, which are being amortized over 18 years. These useful lives were estimated based on the time to recover the related future discounted cash flows. These intangible assets were valued using multi-period excess-earnings valuation method.
Jimmy Choo's results of operations have been included in our consolidated financial statements beginning on November 1, 2017. Jimmy Choo contributed revenue of $114.7 million and net income of $8.1 million (after amortization of non-cash purchase accounting adjustments and transition and transaction costs) for the period from the date of acquisition through December 30, 2017.

The following table summarizes the unaudited pro-forma consolidated results of operations for the three and nine months ended December 30, 2017 and December 31, 2016 as if the acquisition had occurred on April 3, 2016, the beginning of Fiscal 2017 (in millions):

	Three Months Ended		Nine Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Pro-forma total revenue	$1,478.5	$1,499.1	$3,832.6	$3,819.6
Pro-forma net income	242.8	279.4	574.2	586.2
Pro-forma net income per ordinary share attributable to MKHL:
Basic	$1.60	$1.71	$3.76	$3.49
Diluted	$1.57	$1.69	$3.70	$3.44
The unaudited pro-forma consolidated results above are based on the historical financial statements of the Company and Jimmy Choo and are not necessarily indicative of the results of operations that would have been achieved if the acquisition was completed at the beginning of Fiscal 2017 and are not indicative of the future operating results of the combined company. The financial information for Jimmy Choo prior to the acquisition has been included in the pro-forma results of operations on a calendar-year basis and includes certain adjustments to Jimmy Choo’s historical consolidated financial statements to align with U.S. GAAP and the Company's accounting policies. The pro-forma consolidated results of operations also include the effects of purchase accounting adjustments, including amortization charges related to the finite-lived intangible assets acquired, fair value adjustments relating to leases and fixed assets, and the related tax effects assuming that the business combination occurred on April 3, 2016. Purchase accounting amortization of the inventory step-up adjustment has been excluded from the above pro-forma amounts due to the short-term nature of this adjustment. The pro-forma consolidated financial statement also reflect the impact of debt repayment and borrowings made to finance the acquisition (see Note 9) and exclude historical interest expense for Jimmy Choo. Transaction costs of $22.2 million and $39.6 million for the three and nine months ended December 30, 2017, which have been recorded within restructuring and other charges in the Company’s consolidated statements of operations and comprehensive income, have been excluded from the above pro-forma consolidated results of operations due to their non-recurring nature.
Acquisition of Michael Kors (HK) Limited
On May 31, 2016, the Company acquired 100% of the stock of MKHKL, its licensee in the Greater China region, which includes China, Hong Kong, Macau and Taiwan, to allow it to better manage opportunities and capitalize on the growth potential in the region. This acquisition was funded by a cash payment of $500.0 million. The Company accounted for the acquisition as a business combination and MKHKL’s results of operations have been included in its consolidated financial statements beginning on June 1, 2016.
MKHKL contributed revenue of $79.8 million and $216.5 million, respectively, for the three and nine months ended December 30, 2017, and net income of $0.4 million and $2.8 million, respectively, for the three and nine months ended December 30, 2017. During the three months ended December 31, 2016, MKHKL contributed revenue of $65.7 million and net loss of $5.3 million, and revenue of $137.7 million and net loss of $11.3 million for the period from the date of acquisition through December 31, 2016 (after amortization of non-cash valuation adjustments and integration costs).

The following table summarizes the unaudited pro-forma consolidated results of operations for the three and nine months ended December 31, 2016 as if the acquisition had occurred on March 29, 2015, the beginning of Fiscal 2016 (in millions):

	Three Months Ended	Nine Months Ended
	December 31, 2016	December 31, 2016
Pro-forma total revenue	$1,352.8	$3,455.3
Pro-forma net income	271.0	584.0
Pro-forma net income per ordinary share attributable to MKHL:
Basic	$1.66	$3.48
Diluted	$1.64	$3.43
The unaudited pro-forma consolidated results above are based on the historical financial statements of the Company and MKHKL and are not necessarily indicative of the results of operations that would have been achieved if the acquisition was completed at the beginning of Fiscal 2016 and are not indicative of the future operating results of the combined company. The pro-forma consolidated results of operations reflect the elimination of intercompany transactions and include the effects of purchase accounting adjustments, including amortization charges related to the finite-lived intangible assets acquired (reacquired rights and customer relationships), fair value adjustments relating to leases, fixed assets and inventory, and the related tax effects assuming that the business combination occurred on March 29, 2015. The pro-forma consolidated results of operations for the nine months ended December 31, 2016 also reflect the elimination of transaction costs of approximately $11.3 million, which have been recorded within restructuring and other charges in the Company’s consolidated statements of operations and comprehensive income for the nine months ended December 31, 2016.
Other Acquisitions
During the three months ended July 1, 2017, the Company repurchased a portion of the non-controlling interest in its Latin American joint venture, MK (Panama) Holdings, S.A. and subsidiaries (“MK Panama”) for approximately $0.5 million. As of December 30, 2017, the Company has a 75% ownership interest in MK Panama.
4. Receivables, net
Receivables, net consist of (in millions):

	December 30, 2017	April 1, 2017
Trade receivables:
Credit risk assumed by insured	$283.1	$294.0
Credit risk retained by Company	90.6	63.8
Receivables due from licensees	31.0	11.9
	404.7	369.7
Less: allowances	(116.7)	(103.9)
	$288.0	$265.8
Receivables are presented net of allowances for sales returns, discounts, markdowns, operational chargebacks and doubtful accounts. Sales returns are determined based on an evaluation of current market conditions and historical returns experience. Discounts are based on open invoices where trade discounts have been extended to customers. Markdowns are based on wholesale customers’ sales performance, seasonal negotiations with customers, historical deduction trends and an evaluation of current market conditions. Operational chargebacks are based on deductions taken by customers, net of expected recoveries. Such provisions, and related recoveries, are reflected in revenues.
The Company’s allowance for doubtful accounts is determined through analysis of periodic aging of receivables that are not covered by insurance and assessments of collectability based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers and the impact of general economic conditions. The past due status of a receivable is based on its contractual terms. Amounts deemed uncollectible are written off against the allowance when it is probable the amounts will not be recovered. Allowance for doubtful accounts as of December 30, 2017 was $5.3 million and $0.9 million as of April 1, 2017.

5. Property and Equipment, net
Property and equipment, net consist of (in millions):

	December 30, 2017	April 1, 2017
Leasehold improvements	$562.0	$507.9
Furniture and fixtures	270.4	244.1
In-store shops	269.4	256.0
Computer equipment and software	262.1	226.2
Equipment	116.5	104.4
Building	50.3	40.6
Land	15.8	14.0
	1,546.5	1,393.2
Less: accumulated depreciation and amortization	(969.9)	(833.9)
	576.6	559.3
Construction-in-progress	22.8	32.2
	$599.4	$591.5
Depreciation and amortization of property and equipment for the three months ended December 30, 2017 and December 31, 2016 was $46.9 million and $49.4 million, respectively, and was $132.7 million and $146.5 million, respectively, for the nine months ended December 30, 2017 and December 31, 2016. During the three and nine months ended December 30, 2017, the Company recorded fixed asset impairment charges of $2.6 million and $14.5 million, respectively, which were related to underperforming Michael Kors full-price retail store locations, some of which will be closed as part of the Company's previously announced Retail Fleet Optimization Plan, as defined in Note 8. During the three and nine months ended December 31, 2016, the Company recorded fixed asset impairment charges of $0.5 million and $5.4 million, respectively, $0.5 million of which related to our wholesale operations and $4.9 million of which were related to underperforming Michael Kors full-price retail store locations.
6. Intangible Assets and Goodwill
The following table details the carrying values of the Company’s intangible assets other than goodwill (in millions):

	December 30, 2017	April 1, 2017
Definite-lived intangible assets:
Reacquired Rights	$400.4	$400.4
Trademarks	23.0	23.0
Lease Rights	78.9	74.2
Customer Relationships	223.3	5.0
Total definite-lived intangible assets	725.6	502.6
Less: accumulated amortization	(102.7)	(84.5)
Net definite-lived intangible assets	$622.9	$418.1

Indefinite-lived intangible assets:
Jimmy Choo brand	$592.5	$—
Amortization expense for the Company’s definite-lived intangibles assets for the three months ended December 30, 2017 and December 31, 2016 was $7.1 million and $6.3 million, respectively, and was $17.2 million and $16.0 million, respectively, for the nine months ended December 30, 2017 and December 31, 2016. During the nine months ended December 30, 2017, the Company recorded impairment charges of $4.4 million relating to its intangible assets (See Note 11 for further information).

Estimated amortization expense for each of the next five years is as follows (in millions):

Remainder of Fiscal 2018	$8.4
Fiscal 2019	33.7
Fiscal 2020	33.6
Fiscal 2021	33.5
Fiscal 2022	33.3
Thereafter	480.4
$622.9
The following table details the changes in goodwill for each of the Company's reportable segments (in millions):

	MK Retail	MK Wholesale	MK Licensing	Jimmy Choo	Total
Balance at April 1, 2017	$91.9	$25.9	$1.9	$—	$119.7
Acquisition of Jimmy Choo	—	—	—	684.9	684.9
Foreign currency translation	—	—	—	17.4	17.4
Balance at December 30, 2017	$91.9	$25.9	$1.9	$702.3	$822.0
Goodwill is not amortized but will be evaluated for impairment in the fourth quarter of Fiscal 2018, or whenever impairment indicators exist. There were no goodwill impairment charges recorded during the three and nine months ended December 30, 2017 and December 31, 2016.
7. Current Assets and Current Liabilities
Prepaid expenses and other current assets consist of the following (in millions):

	December 30, 2017	April 1, 2017
Prepaid taxes	$96.1	$56.6
Prepaid rent	22.9	21.7
Leasehold incentive receivable	9.5	12.0
Prepaid insurance	2.9	3.2
Restricted cash	0.3	1.9
Unrealized gains on forward foreign exchange contracts	—	4.7
Other	30.6	21.8
	$162.3	$121.9

Accrued expenses and other current liabilities consist of the following (in millions):

	December 30, 2017	April 1, 2017
Other taxes payable	$72.0	$29.2
Accrued rent	36.0	21.5
Accrued advertising and marketing	30.9	10.7
Accrued capital expenditures	22.0	20.5
Professional services	16.4	7.1
Gift cards and retail store credits	14.3	12.9
Unrealized loss on forward foreign currency exchange contracts	9.5	0.4
Accrued samples	7.0	2.2
Accrued interest	3.8	0.3
Deferred income	3.2	0.1
Advance royalties	0.6	5.0
Other	61.7	25.1
	$277.4	$135.0
8. Restructuring and Other Charges
On May 31, 2017, the Company announced that it plans to close between 100 and 125 of its Michael Kors full-price retail stores over the next two years, in order to improve the profitability of its retail store fleet (“Retail Fleet Optimization Plan”). Over this time period, the Company expects to incur approximately $100 - $125 million of one-time costs associated with these store closures. Collectively, the Company anticipates ongoing annual savings of approximately $60 million as a result of store closures and lower depreciation and amortization expense as a result of the impairment charges recorded during Fiscal 2017 and Fiscal 2018.
During the nine months ended December 30, 2017, the Company closed 24 of its Michael Kors full-price retail stores under the Retail Fleet Optimization Plan. The below table presents a summary of cash charges recorded in connection with this plan for the MK Retail segment (in millions):

	Three Months Ended	Nine Months Ended
	December 30, 2017	December 30, 2017
Lease termination and store closure costs	$2.4	$7.7
Severance and benefits costs	—	0.6
Total restructuring charges	$2.4	$8.3
During the nine months ended December 30, 2017, the Company made payments of $6.8 million, primarily relating to lease termination and store closure costs. As of December 30, 2017, the Company’s remaining restructuring liability was $1.5 million, primarily relating to lease termination and store closure costs.
Other Charges
During the three months and nine months ended December 30, 2017, the Company recorded transaction costs of $22.2 million and $39.6 million, respectively, in connection with the Jimmy Choo acquisition (see Note 3) within restructuring and other charges in its consolidated statements of operations. In addition, restructuring and other charges included transition costs of $3.4 million for the three months ended December 30, 2017, which were incurred in connection with the Jimmy Choo acquisition. During the nine months ended December 31, 2016 the Company recorded transaction costs of $11.3 million related to the acquisition of the Greater China business.

9. Debt Obligations
The following table presents the Company's debt obligations (in millions):

	December 30, 2017	April 1, 2017
Term Loan	$550.0	$—
4.000% Senior Notes	450.0	—
Revolving Credit Facilities	—	133.1
Other	0.1	—
Total debt	1,000.1	133.1
Less: Debt issuance costs	5.4	—
Less: Unamortized discount on long-term debt	2.2	—
Total carrying value of debt	992.5	133.1
Less: Short-term debt	0.1	133.1
Total long-term debt	$992.4	$—
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
Senior Unsecured Revolving Credit Facility
On August 22, 2017, the Company entered into a second amended and restated senior unsecured credit facility (as amended, the “2017 Credit Facility”) with, among others, JPMorgan Chase Bank, N.A., as administrative agent, which replaced its prior 2015 senior unsecured revolving credit facility (“2015 Credit Facility”). The Company and its U.S., Canadian, Dutch and Swiss subsidiaries are the borrowers under the 2017 Credit Facility. The borrowers and certain material subsidiaries of the Company provide unsecured guarantees of the 2017 Credit Facility. The 2017 Credit Facility provides for a $1.0 billion revolving credit facility (the “Revolving Credit Facility”), which may be denominated in U.S. Dollars and other currencies, including Euros, Canadian Dollars, Pounds Sterling, Japanese Yen and Swiss Francs. The Revolving Credit Facility also provides sub-facilities for the issuance of letters of credit of up to $75.0 million and swing line loans of up to $50.0 million. The 2017 Credit Facility also provides for a $1.0 billion term loan facility (the “Term Loan Facility”) to finance a portion of the purchase price of the Company’s acquisition of Jimmy Choo. The Revolving Credit Facility expires on August 22, 2022. The Term Loan Facility is divided into two tranches, a $600.0 million tranche that matures on the third anniversary of the initial borrowing of the term loans and a $400.0 million tranche that matures on the fifth anniversary of the initial borrowing of the term loans. The Company has the right to prepay its borrowings under the Term Loan Facility at any time in whole or in part. The Company has the ability to expand its borrowing availability under the 2017 Credit Facility in the form of revolving commitments or term loans by up to an additional $500.0 million, subject to the agreement of the participating lenders and certain other customary conditions.
On November 1, 2017, the Company's $1.0 billion Term Loan Facility was fully drawn to pay a portion of the acquisition consideration for Jimmy Choo and other fees and expenses related thereto. The loans under the Term Loan Facility are required to be repaid on the last business day of March, June, September and December of each year, commencing after the last business day of the first full fiscal quarter after the initial borrowing, in installments equal to 2.50% of the aggregate original principal amount of the term loans. During the three months ended December 30, 2017, the Company made accelerated payments on the Term Loans on a pro-rata basis. As of December 30, 2017, the carrying value of borrowings outstanding under the Term Loan Facility was $548.2 million, net of debt issuance costs of $1.8 million.

Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at the following rates:

•
for any loans (except loans denominated in Canadian Dollars), the greater of Adjusted LIBOR for the applicable interest period and zero, plus an applicable margin based on the Company’s public debt rating;

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

•
for loans denominated in Canadian Dollars, the Canadian prime rate, which is the greater of the PRIMCAN Index rate and the rate applicable to one-month Canadian Dollar banker’s acceptances quoted on Reuters (“CDOR”), plus 100 basis points, plus an applicable margin based on the Company’s public debt ratings; or

•
for loans denominated in Canadian Dollars, the average CDOR rate for the applicable interest period, plus 10 basis points per annum, plus an applicable margin based on the Company’s public debt ratings.

Borrowings under the Term Loan Facility bear interest, at the Company’s option, at (a) the alternate base rate plus an applicable margin based on the Company’s public debt ratings; or (b) the greater of Adjusted LIBOR for the applicable interest period and zero, plus an applicable margin based on the Company’s public debt ratings.
The Revolving Credit Facility also provides for an annual administration fee and a commitment fee equal to 0.10% to 0.25% per annum, based on the Company’s public debt ratings, applied to the average daily unused amount of the Revolving Credit Facility. The Term Loan Facility provides for a commitment fee equal to 0.10% to 0.25% per annum, based on the Company’s public debt ratings, applied to the undrawn amount of the Term Loan Facility, from September 23, 2017 until the term loans are fully drawn or the commitments under the Term Loan Facility terminate or expire. Loans under the 2017 Credit facility may be repaid and commitments may be terminated or reduced by the borrowers without premium or penalty other than the customary breakage costs with respect to loans bearing interest based on Adjusted LIBOR or the CDOR rate.
The 2017 Credit Facility requires the Company to maintain a leverage ratio as of the end of each fiscal quarter of no greater than 3.5 to 1. Such leverage ratio is calculated as the ratio of the sum of total indebtedness as of the date of the measurement plus six times the consolidated rent expense for the last four consecutive fiscal quarters, to Consolidated EBITDAR (as defined below) for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined as consolidated net income plus income tax expense, net interest expense, depreciation and amortization expense, consolidated rent expense and other non-cash charges, subject to certain additions and deductions. The 2017 Credit Facility also includes covenants that limit additional indebtedness, guarantees, liens, acquisitions and other investments and cash dividends that are customary for financings of this type.  As of December 30, 2017, the Company was in compliance with all covenants related to this agreement.
The 2017 Credit Facility contains events of default customary for financings of this type, including, but not limited to, payment of defaults, material inaccuracy of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy or insolvency, certain events under The Employee Retirement Income Security Act, material judgments, actual or asserted failure of any guaranty supporting the 2017 Credit Facility to be in full force and effect, and changes of control. If such an event of default occurs, the lenders under the 2017 Credit Facility would be entitled to take various actions, including, but not limited to, terminating the commitments and accelerating amounts outstanding under the 2017 Credit Facility, subject to “certain funds” limitations in connection with the transaction governing the Term Loan Facility.
As of December 30, 2017, the Company had no borrowings outstanding under the 2017 Revolving Credit Facility. Stand-by letters of credit of $11.3 million were outstanding as of December 30, 2017. There were borrowings of $127.3 million outstanding under the prior 2015 Revolving Credit Facility as of April 1, 2017, which were recorded within short-term debt in the Company’s balance sheet as of April 1, 2017. At December 30, 2017, the amount available for future borrowings under the 2017 Revolving Credit Facility was $988.7 million.

In January 2018, the Company repaid an additional $210.0 million principal amount of borrowings outstanding under the Term Loan Facility on a pro-rata basis.

Senior Notes
On October 20, 2017, Michael Kors (USA), Inc. (the “Issuer”), the Company’s wholly owned subsidiary, completed its offering of $450.0 million aggregate principal amount of 4.000% senior notes due 2024 (the “Senior Notes”) at an issue price of 99.508% of aggregate principal amount, pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Senior Notes were issued under an indenture dated October 20, 2017, among the Issuer, the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (the “Indenture”). The Senior Notes were issued to finance a portion of the Company’s acquisition of Jimmy Choo and certain related refinancing transactions.
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

The Senior Notes may be redeemed at the Company's option at any time in whole or in part at a price equal to 100% of the principal amount, plus accrued and unpaid interest, plus a “make-whole” amount calculated at the applicable Treasury Rate plus 30 basis points.
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
As of December 30, 2017, the carrying value of the Senior Notes was $444.2 million, net of issuance costs and unamortized discount of $5.8 million.
Japan Credit Facility
In November 2017, the Company’s subsidiary in Japan entered into a short term credit facility (“Japan Credit Facility”) with Mitsubishi UFJ Financial Group (“MUFJ”) (the “Bank”) which may be used to fund general working capitals needs of Michael Kors Japan K.K. through November 29, 2018, subject to the Bank’s discretion. The Japan Credit Facility provides Michael Kors Japan K.K. with a revolving credit line of up to ¥1.0 billion (approximately $8.9 million). The Japan Credit Facility bears interest at a rate posted by the Bank plus 0.300% two business days prior to the date of borrowing or the date of interest renewal. As of December 30, 2017, the Company had no borrowings outstanding under the Japan Credit Facility.
Hong Kong Credit Facility
In November 2017, the Company’s Hong Kong subsidiary, MKHKL, renewed its uncommitted credit facility (“HK Credit Facility”) with HSBC (the “Bank”), which may be used to fund general working capital needs of MKHKL through November 30, 2018, subject to the Bank’s discretion. The HK Credit Facility provides MKHKL with a revolving line of credit of up to 100.0 million Hong Kong Dollars (approximately $12.8 million), and may be used to support bank guarantees. In addition, this credit facility provides for a business card facility of up to 0.4 million Hong Kong Dollars (less than $0.1 million). Borrowings under the HK Credit Facility must be made in increments of at least 5.0 million Hong Kong Dollars and bear interest at the Hong Kong Interbank Offered Rate (“HIBOR”) plus 150 basis points. As of April 1, 2017, borrowings outstanding under the HK Credit facility were 45.0 million Hong Kong Dollars (approximately $5.8 million), which were recorded within short-term debt in the Company’s consolidated balance sheet as of April 1, 2017. As of December 30, 2017, there were no borrowings outstanding under the HK Credit Facility. As of December 30, 2017, bank guarantees supported by this facility were 11.8 million Hong Kong Dollars (approximately $1.5 million). At December 30, 2017, the amount available for future borrowings under the Hong Kong Credit Facility was 88.2 million Hong Kong Dollars (approximately $11.3 million).

Other
In addition to the above, the Company also had letters of credit outstanding of $4.4 million as of December 30, 2017, which have been issued outside its credit facilities.
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
Leases
Future minimum lease payments as of December 30, 2017 under the terms of the Company's noncancelable operating lease agreements are as follows (in millions):

Remainder of Fiscal 2018	$98.9
Fiscal 2019	304.5
Fiscal 2020	280.4
Fiscal 2021	262.2
Fiscal 2022	234.1
Thereafter	689.3
$1,869.4
Please refer to the Contractual Obligations and Commercial Commitments disclosure within the Liquidity section of the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2017 for a detailed disclosure of other commitments and contractual obligations as of April 1, 2017.
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

At December 30, 2017 and April 1, 2017, the fair values of the Company’s foreign currency forward contracts, the Company’s only derivative instruments, were determined using broker quotations, which were calculations derived from observable market information: the applicable currency rates at the balance sheet date and those forward rates particular to the contract at inception. The Company makes no adjustments to these broker obtained quotes or prices, but assesses the credit risk of the counterparty and would adjust the provided valuations for counterparty credit risk when appropriate. The fair values of the forward contracts are included in prepaid expenses and other current assets, and in accrued expenses and other current liabilities in the consolidated balance sheets, depending on whether they represent assets or liabilities to the Company, as detailed in Note 12.

All contracts are measured and recorded at fair value on a recurring basis and are categorized in Level 2 of the fair value hierarchy, as shown in the following table (in millions):

	Fair value at December 30, 2017 using:			Fair value at April 1, 2017 using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Forward foreign currency exchange contracts - assets	$—	$—	$—	$—	$4.7	$—
Forward foreign currency exchange contracts - liabilities	$—	$9.5	$—	$—	$0.4	$—
The Company's long-term debt obligations are recorded in its consolidated balance sheets at carrying values, which may differ from the related fair values. The fair value of the Company's long-term debt is estimated using external pricing data, including any available quoted market prices and based on other debt instruments with similar characteristics. Borrowings under revolving credit agreements, if outstanding, are recorded at carrying value, which approximates fair value due to the short-term nature of such borrowings. Please refer to Note 9 for detailed information relating to carrying values of the Company's outstanding debt. The following table summarizes the carrying values and estimated fair values of the Company's long-term debt, based on Level 2 measurements (in millions):

	December 30, 2017
	Carrying Value	Estimated Fair Value
4.000% Senior Notes	$444.2	$453.0
Term Loan	$548.2	$553.4
The Company’s cash and cash equivalents, accounts receivable, accounts payable and restructuring liabilities are recorded at carrying value, which approximates fair value.
Non-Financial Assets and Liabilities
The Company’s non-financial assets include goodwill, intangible assets and property and equipment. Such assets are reported at their carrying values and are not subject to recurring fair value measurements. The Company’s goodwill is assessed for impairment at least annually during the fourth quarter of each fiscal year, while its other long-lived assets, including fixed assets and finite-lived intangible assets, are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The fair values of these assets are determined based on Level 3 measurements using the Company’s best estimates of the amount and timing of future cash flows, based on historical experience, market conditions, current trends and performance expectations.
During the three months and nine months ended December 30, 2017, the Company recorded impairment charges of $2.6 million and $18.9 million, respectively, within the MK Retail segment. The following table details the carrying values and fair values of the Company’s long-lived assets that have been impaired (in millions):

	Three Months Ended		Nine Months Ended
	December 30, 2017		December 30, 2017
	Carrying Value Prior to Impairment	Fair Value	Carrying Value Prior to Impairment	Fair Value
Fixed assets	$3.5	$0.9	$16.9	$2.4
Lease Rights	—	—	3.6	0.2
Customer relationships	—	—	1.0	—
Total	$3.5	$0.9	$21.5	$2.6
During the nine months ended December 31, 2016, the Company recorded impairment charges of $5.4 million, which included $4.9 million to impair Michael Kors full-price retail store fixed assets with a book value of $5.4 million and a fair value of $0.5 million, as well as $0.5 million to fully impair fixed assets for certain Michael Kors U.S. wholesale operations.

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
The following table details the fair value of the Company’s derivative contracts, which are recorded on a gross basis in the consolidated balance sheets as of December 30, 2017 and April 1, 2017 (in millions):

			Fair Values
	Notional Amounts		Current Assets (1)		Current Liabilities (2)
	December 30, 2017	April 1, 2017	December 30, 2017	April 1, 2017	December 30, 2017	April 1, 2017
Designated forward foreign currency exchange contracts	$168.9	$167.5	$—	$4.7	$7.1	$0.4
Undesignated forward foreign currency exchange contracts	20.6	—	—	—	2.4	—
Total	$189.5	$167.5	$—	$4.7	$9.5	$0.4

(1)	Recorded within prepaid expenses and other current assets in the Company’s consolidated balance sheets.

(2)	Recorded within accrued expenses and other current liabilities in the Company’s consolidated balance sheets.
The Company records and presents the fair values of all of its derivative assets and liabilities in its consolidated balance sheet on a gross basis as shown in the above table. As of April 1, 2017, the Company had derivative assets of $4.7 million that were subject to master netting arrangements. As of December 30, 2017 and April 1, 2017, the Company had derivative liabilities of $9.5 million and $0.3 million, respectively, that were subject to master netting arrangements. If the Company were to offset and record the asset and liability balances for its derivative instruments on a net basis in accordance with the terms of its master netting arrangements, which provide for the right to setoff amounts for similar transactions denominated in the same currencies, its net derivative liabilities as of December 30, 2017 and April 1, 2017 would be $9.5 million and $0.2 million, respectively, and it would have derivative net assets of $4.5 million as of April 1, 2017. The Company’s master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties.
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

	Three Months Ended
	December 30, 2017		December 31, 2016
	Pre-Tax Loss Recognized in OCI (Effective Portion)	Pre-Tax Loss Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax Gain Recognized in OCI (Effective Portion)	Pre-Tax Loss Reclassified from Accumulated OCI into Earnings (Effective Portion)
Forward foreign currency exchange contracts	$(2.4)	$(2.2)	$10.2	$(0.2)

	Nine Months Ended
	December 30, 2017		December 31, 2016
	Pre-Tax Loss Recognized in OCI (Effective Portion)	Pre-Tax Gain Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax Gain Recognized in OCI (Effective Portion)	Pre-Tax Amount Reclassified from Accumulated OCI into Earnings (Effective Portion)
Forward foreign currency exchange contracts	$(17.7)	$1.0	$12.3	$—
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
During the three and nine months ended December 30, 2017, the Company recognized a net loss of $31.8 million and a net gain of $3.4 million, respectively, related to changes in the fair value of undesignated forward currency exchange contracts within foreign currency loss (gain) in the Company’s consolidated statement of operations. These amounts were primarily comprised of a $32.0 million loss and a $4.7 million gain during the three and nine months ended December 30, 2017, respectively, related to the derivative contract entered into on July 25, 2017 to mitigate foreign currency exchange risk associated with the Jimmy Choo acquisition that was subsequently settled on October 30, 2017. During the three and nine months ended December 31, 2016, the Company recognized net gains of $1.8 million and $2.1 million, respectively, related to changes in the fair value of undesignated forward currency exchange contracts within foreign currency loss (gain).
13. Shareholders’ Equity
Share Repurchase Program
On May 25, 2017, the Company’s Board of Directors authorized a $1.0 billion share repurchase program. During the nine months ended December 30, 2017 and December 31, 2016, the Company repurchased 4,543,500 shares and 15,114,538 shares, respectively, at a cost of $157.8 million and $750.0 million, respectively, under its share-repurchase programs through open market transactions. As of December 30, 2017, the remaining availability under the Company’s share repurchase program was $842.2 million. Share repurchases are subject to market conditions and the Company’s business priorities.
The Company also has in place a “withhold to cover” repurchase program, which allows the Company to withhold ordinary shares from certain executive officers to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards. During the nine month periods ended December 30, 2017 and December 31, 2016, the Company withheld 92,536 shares and 100,552 shares, respectively, at a cost of $3.2 million and $4.8 million, respectively, in satisfaction of minimum tax withholding obligations relating to the vesting of restricted share awards.

14. Accumulated Other Comprehensive Income (Loss)
The following table details changes in the components of accumulated other comprehensive income (loss) (“AOCI”), net of taxes for the nine months ended December 30, 2017 and December 31, 2016, respectively (in millions):

	Foreign Currency Translation (Losses) Gains	Net (Losses) Gains on Derivatives (1)	Other Comprehensive (Loss) Income Attributable to MKHL	Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest	Total Accumulated Other Comprehensive (Loss) Income
Balance at April 2, 2016	$(77.7)	$(3.2)	$(80.9)	$0.1	$(80.8)
Other comprehensive (loss) income before reclassifications (2)	(20.4)	11.1	(9.3)	(0.4)	(9.7)
Less: amounts reclassified from AOCI to earnings (3)	—	(0.1)	(0.1)	—	(0.1)
Other comprehensive (loss) income net of tax	(20.4)	11.2	(9.2)	(0.4)	(9.6)
Balance at December 31, 2016	$(98.1)	$8.0	$(90.1)	$(0.3)	$(90.4)

Balance at April 1, 2017	$(86.1)	$5.5	$(80.6)	$(0.3)	$(80.9)
Other comprehensive income (loss) before reclassifications (2)	78.6	(15.4)	63.2	0.1	63.3
Less: amounts reclassified from AOCI to earnings (3)	—	1.0	1.0	—	1.0
Other comprehensive income (loss) net of tax	78.6	(16.4)	62.2	0.1	62.3
Balance at December 30, 2017	$(7.5)	$(10.9)	$(18.4)	$(0.2)	$(18.6)
_________________________

(1)
Accumulated other comprehensive income balance related to net gains on derivative financial instruments as of December 30, 2017 and April 1, 2017 is net of a tax benefit of $1.5 million and a tax provision $0.8 million, respectively. Other comprehensive income (loss) before reclassifications related to derivative financial instruments for the nine months ended December 30, 2017 and December 31, 2016 is net of a tax provisions of $2.3 million and $1.1 million, respectively. All other tax effects were not material for the periods presented.

(2)
Foreign currency translation losses for the nine months ended December 30, 2017 and December 31, 2016 include net losses of $4.4 million and $3.1 million respectively on intra-entity transactions that are of a long-term investment nature. Foreign currency translation losses for the nine months ended December 30, 2017 are net of a $35.2 million translation gain relating to the newly acquired Jimmy Choo business.

(3)
Reclassified amounts relate to the Company’s forward foreign currency exchange contracts for inventory purchases and are recorded within cost of goods sold in the Company’s consolidated statements of operations.

15. Share-Based Compensation
The Company issues equity grants to certain employees and directors of the Company at the discretion of the Company’s Compensation and Talent Committee. The Company has two equity plans, one adopted in Fiscal 2008, the Michael Kors (USA), Inc. Stock Option Plan (as amended and restated, the “2008 Plan”), and the other adopted in the third fiscal quarter of Fiscal 2012 and amended and restated with shareholder approval in May 2015, the Michael Kors Holdings Limited Amended and Restated Omnibus Incentive Plan (the “Incentive Plan”). The 2008 Plan only provided for grants of share options and was authorized to issue up to 23,980,823 ordinary shares. As of December 30, 2017, there were no shares available to grant equity awards under the 2008 Plan. The Incentive Plan allows for grants of share options, restricted shares and restricted share units, and other equity awards, and authorizes a total issuance of up to 15,246,000 ordinary shares. At December 30, 2017, there were 7,156,445 ordinary shares available for future grants of equity awards under the Incentive Plan. Option grants issued from the 2008 Plan generally expire ten years from the date of the grant, and those issued under the Incentive Plan generally expire seven years from the date of the grant.

The following table summarizes the Company’s share-based compensation activity during the nine months ended December 30, 2017:

	Options	Restricted Shares	Service-Based RSUs	Performance-Based RSUs
Outstanding/Unvested at April 1, 2017	4,791,045	185,425	1,470,767	401,777
Granted	208,264	—	1,325,307	139,562
Exercised/Vested	(494,926)	(113,999)	(400,057)	(81,212)
Decrease due to performance condition	—	—	—	(12,891)
Canceled/forfeited	(75,167)	(6,060)	(189,305)	—
Outstanding/Unvested at December 30, 2017	4,429,216	65,366	2,206,712	447,236
The weighted average grant date fair value for options granted during the nine months ended December 30, 2017 and December 31, 2016 was $11.62 and $13.79, respectively. The weighted average grant date fair value of service-based and performance-based RSUs granted during the nine months ended December 30, 2017 was $37.33 and $34.68, respectively and $50.08 and $49.88, respectively, during the nine months ended December 31, 2016.
The Company uses the Black-Scholes valuation model to estimate the grant date fair value of its share option awards. Beginning in Fiscal 2018, the Company started using its own historical experience in determining the expected holding period and volatility of its time-based share option awards. In prior periods, the Company used the simplified method for determining the expected life of its options and average volatility rates of similar actively traded companies over the estimated holding period, due to insufficient historical option exercise experience as a public company. The following table presents assumptions used to estimate the fair value of options granted during the nine months ended December 30, 2017 and December 31, 2016:

	Nine Months Ended
	December 30 2017	December 31 2016
Expected dividend yield	0.0%	0.0%
Volatility factor	36.3%	30.1%
Weighted average risk-free interest rate	1.8%	1.1%
Expected life of option	4.69 years	4.75 years
Share-Based Compensation Expense
The following table summarizes compensation expense attributable to share-based compensation for the three and nine months ended December 30, 2017 and December 31, 2016 (in millions):

	Three Months Ended		Nine Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Share-based compensation expense	$8.5	$5.3	$29.6	$26.7
Tax (deficit) benefits related to share-based compensation expense (1)	$(0.6)	$1.6	$6.2	$9.1
________________________

(1)
Due to the reduction in the corporate tax rate introduced by the Tax Act enacted on December 22, 2017 (see Note 2 for additional information), the Company has realized a net tax deficit during the three months ended December 30, 2017, as the benefit of the tax deduction was revalued to the lower tax rate during this period.

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate to date. The estimated value of future forfeitures for equity grants as of December 30, 2017 is approximately $7.6 million.
Please refer to Note 15 in the Company’s Fiscal 2017 Annual Report on Form 10-K for additional information relating to the Company’s share-based compensation awards.

16. Segment Information
Prior to the third quarter of Fiscal 2018, the Company’s business consisted of three reportable segments for its Michael Kors brand: Retail, Wholesale and Licensing. In connection with the acquisition of Jimmy Choo, the Company evaluated its reportable segments and concluded that Jimmy Choo represents a separate reportable segment. As such, the Company now operates its business through four reportable segments—MK Retail, MK Wholesale, MK Licensing and Jimmy Choo—which are based on its business activities and organization. The reportable segments are segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources, as well as in assessing performance. The primary key performance indicators are revenue and operating income for each segment. The Company does not have identifiable assets separated by segment. The Company’s reportable segments represent channels of distribution that offer similar merchandise, customer experience and sales/marketing strategies.
The Company's four reportable segments are as follows:

•
MK Retail — segment includes sales through Michael Kors operated stores, including “Collection,” “Lifestyle” including “concessions,” and outlet stores located throughout the Americas (U.S., Canada and Latin America, excluding Brazil), Europe and certain parts of Asia, as well as Michael Kors e-commerce sales. Products sold through the MK Retail segment include women’s apparel, accessories (which include handbags and small leather goods such as wallets), men’s apparel, footwear and licensed products, such as watches, jewelry, fragrances and beauty, and eyewear.

•
MK Wholesale — segment includes sales primarily to major department stores and specialty shops throughout the Americas, Europe and Asia. Products sold through the MK Wholesale segment include accessories (which include handbags and small leather goods such as wallets), footwear and women’s and men’s apparel. The Company also has wholesale arrangements pursuant to which it sells products to Michael Kors geographic licensees in certain parts of EMEA (Europe, Middle East and Africa) and Asia, as well as in Brazil.

•
MK Licensing — segment includes royalties and other contributions earned on licensed products and use of the Company’s trademarks, and rights granted to third parties for the right to operate retail stores and/or sell the Company’s products in certain geographic regions such as Brazil, the Middle East, South Africa, Eastern Europe, certain parts of Asia and Australia.

•
Jimmy Choo — segment includes revenue generated from sales of footwear, handbags and small leather goods through directly operated Jimmy Choo stores throughout the Americas (United States, Canada and Latin America, excluding Brazil), EMEA and certain parts of Asia, as well as through the Jimmy Choo e-commerce site. In addition, revenue is generated through wholesale sales to distribution partners, multi-brand department stores and specialty stores worldwide, as well as through product license agreements in connection with the manufacturing and sale of sunglasses, eyewear, fragrance and soft accessories, as well as through geographic licensing arrangements.

All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. Corporate overhead expenses are allocated to the segments based upon specific usage or other allocation methods.
The following table presents the Company’s goodwill by reportable segment (in millions):

	As of
	December 30, 2017	April 1, 2017
MK Retail	$91.9	$91.9
MK Wholesale	25.9	25.9
MK Licensing	1.9	1.9
Jimmy Choo	702.3	—
Total Goodwill	$822.0	$119.7

The following table presents the key performance information of the Company’s reportable segments (in millions):

	Three Months Ended		Nine Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Total revenue:
MK Retail	$846.3	$836.7	$2,111.2	$1,996.8
MK Wholesale	430.8	473.1	1,198.0	1,319.7
MK Licensing	48.3	43.0	115.2	112.4
Michael Kors	1,325.4	1,352.8	3,424.4	3,428.9
Jimmy Choo	114.7	—	114.7	—
Total revenue	$1,440.1	$1,352.8	$3,539.1	$3,428.9

Income from operations:
MK Retail	$180.4	$178.2	$341.6	$314.4
MK Wholesale	100.5	140.2	263.6	367.2
MK Licensing	26.9	23.5	51.1	50.9
Michael Kors	307.8	341.9	656.3	732.5
Jimmy Choo	5.7	—	5.7	—
Income from operations	$313.5	$341.9	$662.0	$732.5
Depreciation and amortization expense for each segment are as follows (in millions):

	Three Months Ended		Nine Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Depreciation and amortization:
MK Retail	$33.7	$40.1	$98.8	$114.6
MK Wholesale	13.9	15.1	43.5	46.3
MK Licensing	0.6	0.5	1.8	1.6
Michael Kors	48.2	55.7	144.1	162.5
Jimmy Choo	5.8	—	5.8	—
Total depreciation and amortization	$54.0	$55.7	$149.9	$162.5
During the three and nine months ended December 30, 2017, the Company recorded impairment charges relating to Michael Kors full-price retail operations of $2.6 million and $18.9 million, respectively, and restructuring and other charges of $28.0 million and $51.3 million, respectively. Please refer to Notes 8 and 11 for additional information. During the nine months ended December 31, 2016, the Company recorded fixed asset impairment charges of $5.4 million, $4.9 million of which were related to 10 Michael Kors full-price retail locations still in operation and $0.5 million of which related to U.S. wholesale locations.
Total revenue (as recognized based on country of origin), and long-lived assets by geographic location are as follows (in millions):

	Three Months Ended		Nine Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Total revenue:
The Americas (1)	$946.6	$983.8	$2,332.6	$2,419.7
EMEA	333.1	256.7	805.0	728.7
Asia	160.4	112.3	401.5	280.5
Total revenue	$1,440.1	$1,352.8	$3,539.1	$3,428.9

	As of
	December 30, 2017	April 1, 2017
Long-lived assets, excluding goodwill:
The Americas (1)	$332.6	$356.1
EMEA	1,027.0	197.7
Asia	455.2	455.8
Total Long-lived assets	$1,814.8	$1,009.6

(1)
Total revenue earned in the U.S. were $883.2 million and $2.164 billion, respectively, for the three and nine months ended December 30, 2017 and $925.7 million and $2.261 billion for the three and nine months ended December 31, 2016. Long-lived assets located in the U.S. as of December 30, 2017 and April 1, 2017 were $286.4 million and $328.8 million, respectively.

17. Related Party Transactions
The Company’s Chief Creative Officer, Michael Kors, and the Company’s Chief Executive Officer, John Idol, and certain of the Company’s former shareholders, including Sportswear Holdings Limited, jointly owned Michael Kors Far East Holdings Limited, a BVI company, prior to the Company’s acquisition of MKHKL on May 31, 2016, which eliminated their ownership interests. On April 1, 2011, the Company entered into certain licensing agreements with certain subsidiaries of Michael Kors Far East Holdings Limited, including MKHKL, (the “Licensees”), which provided the Licensees with certain exclusive rights for use of the Company’s trademarks within China, Hong Kong, Macau and Taiwan, and to import, sell, advertise and promote certain of the Company’s products in these regions, as well as to own and operate stores bearing the Company’s tradenames. The agreements between the Company and the Licensees were scheduled to expire on March 31, 2041 and could be terminated by the Company at certain intervals if minimum sales benchmarks were not met. Royalties earned under these agreements were approximately $1.2 million during the two months ended May 31, 2016 preceding the acquisition. These royalties were driven by Licensee sales (of the Company’s goods) to their customers of approximately $28.9 million during the two months ended May 31, 2016 preceding the acquisition. In addition, the Company sold certain inventory items to the Licensees through its wholesale segment at terms consistent with those of similar licensees in the region. During the two-month period ended May 31, 2016 preceding the acquisition, amounts recognized as revenues in the Company’s consolidated statements of operations and comprehensive income related to these sales were approximately $7.9 million. Please refer to Note 3 for information relating to the Company’s acquisition of MKHKL on May 31, 2016.
A former executive officer of the Company (who is no longer a related party as of October 31, 2016) is married to a former employee of one of the Company’s suppliers of fixtures for its shop-in-shops, retail stores and showrooms. During the three and nine months ended December 31, 2016, purchases from this supplier reflected in the Company’s consolidated financial statements were $1.1 million and $1.7 million, respectively.
18. Non-cash Investing Activities
Significant non-cash investing activities during the nine months ended December 30, 2017 and December 31, 2016 included non-cash allocations of the fair values of the net assets acquired in connection with the Company’s acquisition of the Jimmy Choo business on November 1, 2017 and the Greater China business on May 31, 2016, respectively. See Note 3 for additional information.
There were no other significant non-cash investing or financing activities during the fiscal periods presented.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis (“MD&A”) of our Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto included as part of this interim report. This discussion contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may,” “expect,” “anticipate,” “estimate,” “seek,” “intend,” “believe” or similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning our ability to execute on our future growth strategies, our ability to achieve intended benefits from acquisitions, future revenue sources and concentration, gross profit margins, selling and marketing expenses, capital expenditures, general and administrative expenses, capital resources, new stores, retail fleet optimization plan and anticipated cost savings, additional financings or borrowings and additional losses and are subject to risks and uncertainties including, but not limited to, those discussed in this report that could cause actual results to differ materially from the results contemplated by these forward-looking statements. We also urge you to carefully review the risk factors set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended April 1, 2017, filed with the Securities and Exchange Commission on May 31, 2017, as supplemented by the risk factor set forth in our Form 10-Q for the quarterly period ended July 1, 2017, filed with the Securities and Exchange Commission on August 9, 2017.
Overview
Our Business
We are a global fashion luxury group of industry-leading fashion luxury brands led by a world-class management team and renowned designers. The Michael Kors brand was launched over 35 years ago by Michael Kors, whose vision has taken the Company from its beginnings as an American luxury sportswear house to a global accessories, footwear and apparel company with a global distribution network that has presence in over 100 countries through company-operated retail stores and e-commerce sites, leading department stores, specialty stores and select licensing partners. On November 1, 2017, we completed the acquisition of Jimmy Choo Group Limited (formerly known as Jimmy Choo PLC) and its subsidiaries (collectively, “Jimmy Choo”). The combination of Michael Kors and Jimmy Choo brought together two iconic brands that are industry leaders in style and trend and created a global fashion luxury group with a diversified geographic and product portfolio, strengthening the Company's future revenue growth opportunities.
Michael Kors is a highly recognized luxury fashion brand in the Americas and Europe with accelerating brand awareness in other international markets. The Michael Kors brand features distinctive designs, materials and craftsmanship with a jet-set aesthetic that combines stylish elegance and a sporty attitude. Michael Kors offers three primary collections: the Michael Kors Collection luxury line, the MICHAEL Michael Kors accessible luxury line and the Michael Kors Mens line. The Michael Kors Collection establishes the aesthetic authority of the entire brand and is carried by many of our retail stores, our e-commerce sites, as well as in the finest luxury department stores in the world. MICHAEL Michael Kors has a strong focus on accessories, in addition to offering footwear and apparel, and addresses the significant demand opportunity in accessible luxury goods. More recently, we have begun to grow our men’s business in recognition of the significant opportunity afforded by the Michael Kors brand’s established fashion authority and the expanding men’s market. Taken together, our Michael Kors collections target a broad customer base while retaining our premium luxury image.
Since its inception, Jimmy Choo has offered a distinctive, glamorous and fashion-forward product range, enabling it to develop into a leading global luxury accessories brand, whose core product offering is women's luxury shoes, complemented by accessories, including handbags, small leather goods, scarves and belts, as well as a growing men's luxury shoe business. In addition, certain products such as sunglasses, eyewear, fragrance and soft accessories are produced under licensing agreements. Jimmy Choo's design team is led by Sandra Choi, who has been the Creative Director for the brand since its inception in 1996. Jimmy Choo products are unique, instinctively seductive and chic. The brand offers classic and timeless luxury products, as well as innovative products that are intended to set and lead fashion trends. The Jimmy Choo brand is represented through its global store network, as well as through the most prestigious department and specialty stores worldwide.

Prior to the third quarter of Fiscal 2018, we had three reportable segments for our Michael Kors (“MK”) brand: Retail, Wholesale and Licensing. With the acquisition of Jimmy Choo, the Company began to operate in four reportable segments, which are as follows:

•
MK Retail — includes sales of Michael Kors products from 395 retail stores in the Americas (including concessions) and 453 international retail stores (including concessions) throughout Europe and certain parts of Asia, as well as from Michael Kors e-commerce sites in the United States (“U.S.”), Canada, Europe, China, Japan and South Korea as of December 30, 2017.

•
MK Wholesale — includes wholesale sales of Michael Kors products through 1,391 department store doors and 889 specialty store doors in the Americas and through 1,034 specialty store doors and 217 department store doors internationally as of December 30, 2017. MK Wholesale also includes revenues from sales of products to Michael Kors geographic licensees.

•
MK Licensing — includes royalties and other contributions earned on licensed products and use of the Company’s trademarks, and rights granted to third parties for the right to operate retail stores and/or sell the Company’s products in certain geographic regions.

•
Jimmy Choo — includes worldwide sales of Jimmy Choo products from 179 retail stores (including concessions) and jimmychoo.com, through 619 wholesale doors and through product and geographic licensing arrangements, as of December 30, 2017.

Certain Factors Affecting Financial Condition and Results of Operations
Establishing brand identity and enhancing global presence. We intend to grow our international presence through the formation of a global fashion luxury group, bringing together industry-leading fashion luxury brands. As mentioned above, on November 1, 2017, we completed our acquisition of Jimmy Choo for a total transaction value of $1.447 billion (see Note 3 to the accompanying consolidated financial statements for additional information). Jimmy Choo has a rich history as a leading global luxury house, renowned for its glamorous and fashion-forward footwear, and is an excellent complement to the Michael Kors brand. We believe this combination further strengthens our future growth opportunities, while also increasing both product and geographic diversification. However, there are risks associated with a new acquisition and the anticipated benefits of the acquisition on our financial results may not be in line with our expectations.
We intend to continue to increase our international presence and global brand recognition by growing our existing international operations, through acquisitions, the formation of various joint ventures with international partners and continuing with our international licensing arrangements. We feel this is an efficient method for continued penetration into the global luxury goods market, especially for markets where we have yet to establish a substantial presence. In addition, our growth strategy includes assuming direct control of certain international operations to better manage our growth opportunities in the related regions. On May 31, 2016, we acquired the previously licensed business in the Greater China region ("MKHKL"), which has operations in China, Hong Kong, Macau and Taiwan.
See Note 3 to the accompanying consolidated financial statements for additional information regarding our recent acquisitions.
Channel Shift and Demand for Our Accessories and Related Merchandise. Our performance is affected by trends in the luxury goods industry, as well as shifts in demographics and changes in lifestyle preferences. Although consumer spending has recently increased, consumer shopping preferences have continued to shift from luxury products to luxury experiences. In addition, consumer shopping preferences have continued to shift from physical stores to on-line shopping. We currently expect that this trend will continue in the foreseeable future. During Fiscal 2017, we began to strategically reduce shipments of Michael Kors products to decrease promotional activity within our wholesale channel, which we believe is necessary to appropriately position the Michael Kors brand long-term. In addition, we have been strategically reducing promotional activity within our full-price retail stores. We continue to adjust our operating strategy to the changing business environment and on May 31, 2017, we announced that we plan to close between 100 and 125 of our Michael Kors full-price retail stores over the next two years in order to improve the profitability of our Michael Kors retail store fleet (“Retail Fleet Optimization Plan”). Over this time period, we expect to incur approximately $100 - $125 million of one-time costs associated with these store closures. Collectively, we anticipate ongoing annual savings of approximately $60 million as a result of the store closures and lower depreciation and amortization associated with the impairment charges recorded during Fiscal 2017 and Fiscal 2018. During the three months and nine months ended December 30, 2017, we closed 24 of our Michael Kors full-price retail stores under the Retail Fleet Optimization Plan, which resulted in restructuring charges of $2.4 million and $8.3 million, respectively, recorded within restructuring and other charges in our consolidated statements of operations and comprehensive income.

Foreign currency fluctuation. Our consolidated operations are impacted by the relationships between our reporting currency, the U.S. dollar, and those of our non-U.S. subsidiaries whose functional/local currency is other than the U.S. dollar. During the three months ended December 30, 2017, our results have been positively impacted by the strengthening of the Euro, the British Pound, the Canadian Dollar and the Chinese Renminbi relative to the U.S. Dollar of 9%, 7%, 5% and 3%, respectively, partially offset by a decline in the value of the Japanese Yen relative to the U.S. Dollar of 4%, as compared to the three months ended December 31, 2016. During the nine months ended December 30, 2017, our results have been positively impacted by the strengthening of the Euro and the Canadian Dollar relative to the U.S. Dollar of 4% and 2%, respectively, partially offset by the declines in value of the Japanese Yen of 5%, as compared to the nine months ended December 31, 2016. We continue to expect significant volatility in the global foreign currency exchange rates, which may have a negative impact on the reported results of certain of our non-U.S. subsidiaries in the future, when translated to U.S. Dollars.
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
U.S. Tax Reform. On December 22, 2017, the United States ("U.S.") government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. corporate income tax system including, among other things, lowering U.S. statutory federal tax rate and implementing a territorial tax system. As we have a March 31 fiscal year-end, the lower tax rate will be phased in, resulting in a U.S. statutory federal tax rate of approximately 32% for the fiscal year ended March 31, 2018 and a 21% U.S. statutory federal tax rate for fiscal years thereafter. The Tax Act also adds many new provisions, including changes to bonus depreciation, limits on the deductions for executive compensation and interest expense, a tax on global intangible low-taxed income ("GILTI"), the base erosion anti-abuse tax ("BEAT") and a deduction for foreign derived intangible income ("FDII"). We are still evaluating the impact of these provisions of the Tax Act, which do not apply until 2019, and thus, have not adjusted any net deferred tax assets of our foreign subsidiaries for the new tax.
As part of the transition to the new territorial tax system, the Tax Act imposes a tax on the mandatory deemed repatriation of earnings of our foreign subsidiaries. In addition, the reduction of the U.S. statutory federal tax rate will cause us to re-measure our U.S. deferred tax assets and liabilities.  In accordance with Accounting Standards Codification ("ASC") 740, we recorded the effects of the tax law change during the three months ended December 30, 2017, which resulted in a provisional charge of $12.4 million, comprised of an estimated deemed repatriation tax charge of $0.3 million and an estimated deferred tax charge of $12.1 million due to the re-measurement of our net U.S. deferred tax assets. Conversely, we realized a $2.0 million net benefit for the three and nine month periods ended December 30, 2017 due to the corporate tax rate reductions. While the Tax Act has negatively impacted our results of operations for the three and nine months ended December 30, 2017 by approximately 370 basis points and 160 basis points, respectively, the lower corporate rate is expected to to result in a benefit to our effective tax rate for the next fiscal year of 300 to 400 basis points, which we plan to reinvest in our business.
In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 118 to provide guidance for companies that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The final transition impacts of the Tax Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, or any changes in accounting standards for income taxes or related interpretations in response to the Tax Act. In addition, once we finalize certain tax positions when it files its 2017 U.S. tax return, we will be able to conclude whether any further adjustments are required to our deferred tax balances in the U.S., as well as to the total liability associated with the one-time mandatory tax. We believe that the analysis performed to date is sufficient to calculate a reasonable estimate of the impacts of the Tax Act.

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
Segment Information
We generate revenue through four business segments: MK Retail, MK Wholesale, MK Licensing and Jimmy Choo. The following table presents our total revenue and income from operations by segment for the three and nine months ended December 30, 2017 and December 31, 2016 (in millions):

	Three Months Ended		Nine Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Total revenue:
MK Retail	$846.3	$836.7	$2,111.2	$1,996.8
MK Wholesale	430.8	473.1	1,198.0	1,319.7
MK Licensing	48.3	43.0	115.2	112.4
Michael Kors	1,325.4	1,352.8	3,424.4	3,428.9
Jimmy Choo	114.7	—	114.7	—
Total revenue	$1,440.1	$1,352.8	$3,539.1	$3,428.9

Income from operations:
MK Retail	$180.4	$178.2	$341.6	$314.4
MK Wholesale	100.5	140.2	263.6	367.2
MK Licensing	26.9	23.5	51.1	50.9
Michael Kors	307.8	341.9	656.3	732.5
Jimmy Choo	5.7	—	5.7	—
Income from operations	$313.5	$341.9	$662.0	$732.5

MK Retail
We have four primary Michael Kors retail store formats: “Collection” stores, “Lifestyle” stores, outlet stores and e-commerce, through which we sell our products, as well as licensed products bearing our name, directly to the end consumer throughout the Americas (United States, Canada and Latin America, excluding Brazil), Europe and certain parts of Asia. In addition to these four retail formats, we operate concessions in a select number of department stores. Michael Kors “Collection” stores are located in highly prestigious shopping areas, while Michael Kors “Lifestyle” stores are located in well-populated commercial shopping locations and leading regional shopping centers. Michael Kors outlet stores, which are generally in outlet centers, extend our reach to additional consumer groups. Michael Kors e-commerce business includes our existing Michael Kors e-commerce sites in the U.S., Canada, Europe, China and Japan. During Fiscal 2018, we further expanded our e-commerce presence to 14 additional countries in Europe and South Korea, increasing our total e-commerce site presence to 25 Michael Kors e-commerce sites as of December 30, 2017.
The following table presents the change in our global network of Michael Kors retail stores and revenue for the MK Retail segment by geographic location for the three and nine months ended December 30, 2017 and December 31, 2016 (dollars in millions):

	Three Months Ended		Nine Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Full price retail stores including concessions:
Number of stores	616	606	616	606
(Decrease) increase during period	(4)	23	2	114
Percentage increase vs. prior year	1.7%	33.2%	1.7%	33.2%
Total gross square footage	1,421,384	1,393,457	1,421,384	1,393,457
Average square footage per store	2,307	2,299	2,307	2,299

Outlet stores:
Number of stores	232	210	232	210
Increase during period	9	6	19	34
Percentage increase vs. prior year	10.5%	25.0%	10.5%	25.0%
Total gross square footage	943,895	835,370	943,895	835,370
Average square footage per store	4,069	3,978	4,069	3,978

MK Retail revenue - the Americas	$558.0	$584.2	$1,335.6	$1,362.0
MK Retail revenue - Europe	$168.0	$150.9	$444.3	$401.2
MK Retail revenue - Asia	$120.3	$101.6	$331.3	$233.6
The following table presents our Michael Kors retail stores by geographic location:

	As of
	December 30, 2017	December 31, 2016
Store count by region:
The Americas	395	397
Europe	202	199
Asia	251	220
Total	848	816

MK Wholesale
We sell Michael Kors products directly to department stores primarily located across the Americas (excluding Brazil) and Europe to accommodate consumers who prefer to shop at major department stores. In addition, we sell to specialty stores for those consumers who enjoy the boutique experience afforded by such stores, as well as to travel retail shops in the Americas, Europe and Asia. We also have wholesale arrangements pursuant to which we sell Michael Kors products to our geographic licensees in certain parts of EMEA (Europe, Middle East and Africa) and Asia, as well as in Brazil. We continue to focus our sales efforts and drive sales in existing locations by enhancing presentation with our specialized fixtures that effectively communicate our brand and create a more personalized shopping experience for consumers. We tailor our assortments through wholesale product planning and allocation processes to better match the demands of our department store customers in each local market.
The following table presents the change in our global network of Michael Kors wholesale doors, as well as the corresponding revenue for our MK Wholesale segment by geographic location during the three month and nine month periods ended December 30, 2017 and December 31, 2016 (dollars in millions):

	Three Months Ended		Nine Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Number of full-price wholesale doors	3,531	3,698	3,531	3,698
(Decrease) increase during period	(87)	36	(76)	(191)

MK Wholesale revenue - the Americas	$338.2	$372.9	$905.8	$987.6
MK Wholesale revenue - EMEA	$81.2	$89.5	$250.7	$285.2
MK Wholesale revenue - Asia	$11.4	$10.7	$41.5	$46.9
MK Licensing
We generate licensing revenue through product and geographic licensing arrangements. Our product license agreements allow third parties to use the Michael Kors brand name and trademarks in connection with the manufacturing and sale of a variety of products, including watches, jewelry, fragrances and beauty, and eyewear. In Michael Kors product licensing arrangements, we take an active role in the design, marketing and distribution of products under the Michael Kors brand. Our geographic licensing arrangements allow third parties to use our Michael Kors tradenames in connection with the retail and/or wholesale sales of our Michael Kors branded products in specific geographic regions, such as Brazil, the Middle East, South Africa, Eastern Europe, certain parts of Asia and Australia. During Fiscal 2017, we acquired direct control of our licensed operations in the Greater China region on May 31, 2016. The results of the acquired business are now being reported as part of our MK Retail and MK Wholesale operations. During the second quarter of Fiscal 2017, the Company licensed the right to operate retail stores bearing the Michael Kors trademark to a third party in Brazil.
Jimmy Choo
The Jimmy Choo business was acquired and consolidated by the Company beginning on November 1, 2017. We generate revenue through the sale of Jimmy Choo luxury goods to end clients through directly operated Jimmy Choo stores throughout the Americas (United States, Canada and Latin America, excluding Brazil), EMEA and certain parts of Asia, through jimmychoo.com and through wholesale sales of luxury goods to distribution partners, multi-brand department stores and specialty stores worldwide. In addition, revenue is generated through product license agreements, which allow third parties to use the Jimmy Choo brand name and trademarks in connection with the manufacturing and sale of sunglasses, eyewear, fragrance and soft accessories, as well as through geographic licensing arrangements, which allow third parties to use the Jimmy Choo tradenames in connections with the retail and/or wholesale sales of our Jimmy Choo branded products in specific geographic regions.

The following table presents our global network of Jimmy Choo retail stores and wholesale doors as of December 30, 2017:

December 30, 2017
Store count:
Full price retail stores including concessions	158
Outlet stores	21
Total stores	179

Number of full-price wholesale doors	619
The following table presents Jimmy Choo revenue by geographic location, which has been included in the Company's results of operations from November 1, 2017 through December 30, 2017 (in millions):

Revenue
The Americas	$21.0
EMEA	65.0
Asia	28.7
Total	$114.7
Key Performance Indicators and Statistics
We use a number of key indicators of operating results to evaluate our Company's performance, including the following (dollars in millions):

	Three Months Ended		Nine Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Total revenue	$1,440.1	$1,352.8	$3,539.1	$3,428.9
Decreases in comparable store net sales	(3.2)%	(6.9)%	(3.5)%	(6.6)%
Gross profit as a percent of total revenue	61.4%	59.6%	60.7%	59.5%
Income from operations	$313.5	$341.9	$662.0	$732.5
Income from operations as a percent of total revenue	21.8%	25.3%	18.7%	21.4%
General Definitions for Operating Results
Total revenue consists of sales from comparable retail stores and e-commerce sites and non-comparable retail stores and e-commerce sites, net of returns and markdowns, as well as those made to our wholesale customers, net of returns, discounts, markdowns and allowances. Additionally, revenue includes royalties and other contributions earned on sales of licensed products by our licensees as well as contractual royalty rates for the use of our trademarks in certain geographic territories.
Comparable store net sales include sales from a retail store or an e-commerce site that has been operating for one full year after the end of the first month of its operation under our ownership. For stores that are closed, sales that were made in the final month of their operations (assuming closure prior to the fiscal month’s end), are excluded from the calculation of comparable store sales. Additionally, sales for stores that are either relocated, or expanded by a square footage of 25% or greater, in any given fiscal year, are also excluded from the calculation of comparable store sales at the time of their move or interruption, until such stores have been in their new location, or are operating under their new size/capacity, for at least one full year after the end of the first month of their relocation or expansion. All comparable store sales are presented on a 52-week basis. Comparable store sales are reported on a global basis, which represents management’s view of our Company as an expanding global business.

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
Cost of goods sold includes the cost of inventory sold, freight-in on merchandise and foreign currency exchange gains/losses related to designated forward contracts for purchase commitments. All retail operating and occupancy costs are included in Selling, general and administrative expenses (see below), and as a result our cost of goods sold may not be comparable to that of other entities that have chosen to include some or all of those expenses as a component of their cost of goods sold.
Gross profit is total revenue minus cost of goods sold. As a result of retail operating and occupancy costs being excluded from our cost of goods sold, our gross profit may not be comparable to that of other entities that have chosen to include some or all of those expenses as a component of their gross profit.
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
Restructuring and other charges includes store closure costs recorded in connection with the Retail Fleet Optimization Plan, as well as transaction and transition costs recorded in connection with our acquisitions of Jimmy Choo and MKHKL businesses (please refer to Note 3 and Note 8 to the accompanying consolidated financial statements for additional information).
Income from operations consists of gross profit minus total operating expenses.
Other (income) expense, net includes insurance settlements, proceeds received related to our anti-counterfeiting efforts and rental income from our owned distribution center in Europe. In future periods, it may include any other miscellaneous activities not directly related to our operations.
Interest expense, net represents interest and fees on our revolving credit facilities, senior notes, term loan facilities and letters of credit (see “Liquidity and Capital Resources” for further detail on our credit facilities), as well as amortization of deferred financing costs and original issue discount, offset by interest earned on highly liquid investments (investments purchased with an original maturity of three months or less, classified as cash equivalents).
Foreign currency loss/(gain) includes net gains or losses related to the mark-to-market (fair value) on our forward currency contracts not designated as accounting hedges and unrealized income or loss from the re-measurement of monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries.
Noncontrolling interest represents the portion of the equity ownership in the Michael Kors Latin American joint venture, MK (Panama) Holdings, S.A. and subsidiaries (“MK Panama”), as well as the portion of the equity ownership in the Jimmy Choo Middle East Joint Venture, JC Industry S.r.L ("JCI"), and JC Gulf Trading LLC ("JC Gulf"), which is not attributable to our Company. During the three months ended July 1, 2017, we repurchased a portion of the non-controlling interest in MK Panama for approximately $0.5 million and have a 75% ownership interest in MK Panama. Additionally, on November 1, 2017 we acquired Jimmy Choo, which has controlling financial interests in JCI and JC Gulf.

Results of Operations
Comparison of the three months ended December 30, 2017 with the three months ended December 31, 2016
The following table details the results of our operations for the three months ended December 30, 2017 and for the three months ended December 31, 2016, and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Three Months Ended		$ Change	% Change	% of Total Revenue for the Three Months Ended
	December 30, 2017	December 31, 2016			December 30, 2017	December 31, 2016
Statements of Operations Data:
Total revenue	$1,440.1	$1,352.8	$87.3	6.5%
Cost of goods sold	556.1	547.1	9.0	1.6%	38.6%	40.4%
Gross profit	884.0	805.7	78.3	9.7%	61.4%	59.6%
Selling, general and administrative expenses	485.9	407.6	78.3	19.2%	33.7%	30.1%
Depreciation and amortization	54.0	55.7	(1.7)	(3.1)%	3.7%	4.1%
Impairment of long-lived assets	2.6	0.5	2.1	NM	0.2%	—%
Restructuring and other charges (1)	28.0	—	28.0	NM	1.9%	—%
Total operating expenses	570.5	463.8	106.7	23.0%	39.6%	34.3%
Income from operations	313.5	341.9	(28.4)	(8.3)%	21.8%	25.3%
Other income, net	(0.1)	(4.1)	4.0	(97.6)%	—%	(0.3)%
Interest expense, net	8.3	3.4	4.9	144.1%	0.6%	0.3%
Foreign currency loss	27.0	0.9	26.1	NM	1.9%	0.1%
Income before provision for income taxes	278.3	341.7	(63.4)	(18.6)%	19.3%	25.3%
Provision for income taxes	58.9	70.4	(11.5)	(16.3)%	4.1%	5.2%
Net income attributable to MKHL	$219.4	$271.3	$(51.9)	(19.1)%
___________________
NM Not meaningful
(1) Includes store closure costs recorded in connection with the Retail Fleet Optimization Plan, as well as transaction and transition costs recorded in connection with our acquisitions of Jimmy Choo and MKHKL businesses (see Note 3 and Note 8 to the accompanying consolidated financial statements).
Total Revenue
Total revenue increased $87.3 million, or 6.5%, to $1.440 billion for the three months ended December 30, 2017, compared to $1.353 billion for the three months ended December 31, 2016, which included net favorable foreign currency effects of approximately $25.2 million, primarily related to the strengthening of the Euro, the British Pound, the Canadian Dollar and the Chinese Renminbi, partially offset by the weakening of the Japanese Yen against the U.S. Dollar during the three months ended December 30, 2017 as compared to the same prior year period. On a constant currency basis, our total revenue increased $62.1 million, or 4.6%. Total revenue for the three months ended December 30, 2017 includes approximately $114.7 million of incremental revenue attributable to Jimmy Choo, which was acquired and consolidated into the Company’s results of operations effective November 1, 2017. The increase in revenue was also due to increased revenue from our Michael Kors retail business of $9.6 million, partially offset by a decrease in Michael Kors Wholesale revenues of $42.3 million.

The following table details revenues for our four business segments (dollars in millions):

	Three Months Ended			% Change		% of Total Revenue for the Three Months Ended
	December 30, 2017	December 31, 2016	$ Change	As Reported	Constant Currency	December 30, 2017	December 31, 2016
Total revenue:
MK Retail	$846.3	$836.7	$9.6	1.1%	(1.0)%	58.8%	61.8%
MK Wholesale	430.8	473.1	(42.3)	(8.9)%	(10.5)%	29.9%	35.0%
MK Licensing	48.3	43.0	5.3	12.3%	12.3%	3.3%	3.2%
Michael Kors	1,325.4	1,352.8	(27.4)	(2.0)%	(3.9)%
Jimmy Choo	114.7	—	114.7	NM	NM	8.0%	—%
Total revenue	$1,440.1	$1,352.8	$87.3	6.5%	4.6%
MK Retail
Revenue from our Michael Kors retail stores increased $9.6 million, or 1.1%, to $846.3 million for the three months ended December 30, 2017, compared to $836.7 million for the three months ended December 31, 2016, which included net favorable foreign currency effects of $17.8 million. On a constant currency basis, revenue from our Michael Kors retail stores decreased $8.2 million, or 1.0%. We operated 848 Michael Kors retail stores, including concessions, as of December 30, 2017, compared to 816 Michael Kors retail stores, including concessions, as of December 31, 2016.
During the three months ended December 30, 2017, our comparable store sales decreased $24.2 million, or 3.2%, which included net favorable foreign currency effects of approximately $15.6 million. Our comparable store sales benefited approximately 170 basis points from the inclusion of e-commerce sales in comparable store sales. On a constant currency basis, our comparable store sales decreased $39.8 million, or 5.2%. The decrease in our comparable store sales was attributable to lower sales from our women’s accessories and watches product categories, offset in part by higher sales from women's apparel, men’s product categories and women's footwear during the three months ended December 30, 2017, compared to the three months ended December 31, 2016.
Our non-comparable store sales increased $33.8 million during the three months ended December 30, 2017, which included net favorable foreign currency effects of $2.2 million. On a constant currency basis, our non-comparable store sales increased $31.6 million. The increase in non-comparable store sales was primarily attributable to operating an additional 32 stores since December 31, 2016.
MK Wholesale
Revenue from our Michael Kors wholesale customers decreased $42.3 million, or 8.9%, to $430.8 million for the three months ended December 30, 2017, compared to $473.1 million for the three months ended December 31, 2016, which included net favorable foreign currency effects of approximately $7.4 million. On a constant currency basis, our wholesale revenue decreased $49.7 million, or 10.5%. The decrease in our wholesale revenue was primarily attributable to our strategic reduction in shipments of Michael Kors products to decrease promotional activity within our wholesale channel, as previously described, which resulted in lower women's accessories and footwear sales, partially offset by higher sales from men's and women's apparel product lines during the three months ended December 30, 2017, compared to the three months ended December 31, 2016.
MK Licensing
Royalties earned on our Michael Kors licensing agreements increased $5.3 million, or 12.3%, to $48.3 million for the three months ended December 30, 2017, compared to $43.0 million for the three months ended December 31, 2016. This increase was primarily attributable to higher licensing revenues related to Michael Kors ACCESS watches and eyewear, partially offset by lower licensing revenues related to sales of connected jewelry, which has been discontinued.
Jimmy Choo
The Jimmy Choo business acquired on November 1, 2017 contributed approximately $114.7 million to our total revenue for the three months ended December 30, 2017.

Gross Profit
Gross profit increased $78.3 million, or 9.7%, to $884.0 million for the three months ended December 30, 2017, compared to $805.7 million for the three months ended December 31, 2016, which included net favorable foreign currency effects of $16.1 million. Gross profit as a percentage of total revenue increased 180 basis points to 61.4% during the three months ended December 30, 2017, compared to 59.6% during the three months ended December 31, 2016, which was primarily attributable to an increase in gross profit margin from our retail segment of 310 basis points, primarily driven by lower cost of goods, decreased promotional activity and favorable geographic mix of sales. The increase in gross margin was partially offset by a decrease of 270 basis points in our wholesale segment gross margin, primarily driven by increased allowances and unfavorable geographic mix, partially offset by lower costs of goods during the three months ended December 30, 2017, as compared to the three months ended December 31, 2016.
Total Operating Expenses
Total operating expenses increased $106.7 million, or 23.0%, to $570.5 million during the three months ended December 30, 2017, compared to $463.8 million for the three months ended December 31, 2016. Our operating expenses included a net unfavorable foreign currency impact of approximately $12.7 million. Total operating expenses increased to 39.6% as a percentage of total revenue for the three months ended December 30, 2017, compared to 34.3% for the three months ended December 31, 2016. The components that comprise total operating expenses are explained below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $78.3 million, or 19.2%, to $485.9 million during the three months ended December 30, 2017, compared to $407.6 million for the three months ended December 31, 2016. The increase in selling, general and administrative expenses was primarily due to the following:

•	incremental costs of $52.7 million associated with our newly acquired Jimmy Choo business, which has been consolidated in our operations beginning on November 1, 2017 and

•	an increase of $16.0 million in Michael Kors retail store and overhead costs, primarily comprised of increased occupancy costs of $6.6 million and increased advertising costs of $7.0 million.
Selling, general and administrative expenses as a percentage of total revenue increased to 33.7% for the three months ended December 30, 2017, compared to 30.1% for the three months ended December 31, 2016, primarily due to expenses associated with the newly acquired Jimmy Choo business as a percentage of total revenue for the three months ended December 30, 2017, as compared to the three months ended December 31, 2016.
Depreciation and Amortization
Depreciation and amortization decreased $1.7 million, or 3.1%, to $54.0 million during the three months ended December 30, 2017, compared to $55.7 million for the three months ended December 31, 2016. The decrease in depreciation and amortization expense was primarily attributable to lower depreciation due to fixed asset impairment charges recorded in Fiscal 2017 and Fiscal 2018, partially offset by incremental depreciation and amortization expense of $5.8 million attributable to the newly acquired Jimmy Choo business. Depreciation and amortization decreased to 3.7% as a percentage of total revenue during the three months ended December 30, 2017, compared to 4.1% for the three months ended December 31, 2016.
Impairment of Long-Lived Assets
During the three months ended December 30, 2017, we recognized long-lived asset impairment charges of $2.6 million, which were related to underperforming Michael Kors full-price retail store locations, some of which will be closed as part of our previously announced Retail Fleet Optimization Plan (see Note 8 to the accompanying consolidated financial statements for additional information). During the three months ended December 31, 2016, we recognized fixed asset impairment charges of approximately $0.5 million, which were related to our Michael Kors wholesale locations.
Restructuring and Other Charges
During the three months ended December 30, 2017, we recognized restructuring and other charges of $28.0 million, which were comprised of $22.2 million of transaction costs and $3.4 million of transition costs recorded in connection with the Jimmy Choo acquisition and restructuring charges of $2.4 million recorded in connection with the Retail Fleet Optimization Plan (see Note 8 to the accompanying consolidated financial statements for additional information).

Income from Operations
As a result of the foregoing, income from operations decreased $28.4 million, or 8.3%, to $313.5 million during the three months ended December 30, 2017, compared to $341.9 million for the three months ended December 31, 2016. Income from operations as a percentage of total revenue decreased to 21.8% during the three months ended December 30, 2017, compared to 25.3% for the three months ended December 31, 2016.
The following table details income from operations for our four business segments (dollars in millions):

	Three Months Ended				% of Total Revenue for the Three Months Ended
	December 30, 2017	December 31, 2016	$ Change	% Change	December 30, 2017	December 31, 2016
Income from operations:
MK Retail	$180.4	$178.2	$2.2	1.2%	21.3%	21.3%
MK Wholesale	100.5	140.2	(39.7)	(28.3)%	23.3%	29.6%
MK Licensing	26.9	23.5	3.4	14.5%	55.7%	54.7%
Michael Kors	307.8	341.9	(34.1)	(10.0)%	23.2%	25.3%
Jimmy Choo	5.7	—	5.7	NM	5.0%	—%
Income from operations	$313.5	$341.9	$(28.4)	(8.3)%	21.8%	25.3%
MK Retail
Income from operations for our MK Retail segment increased $2.2 million, or 1.2%, to $180.4 million during the three months ended December 30, 2017, compared to $178.2 million for the three months ended December 31, 2016. Income from operations as a percentage of retail revenue remained flat at 21.3% in both periods, as the 310 basis point increase in gross profit margin, as previously discussed above, was completely offset by an increase in operating expenses, during the three months ended December 30, 2017, as compared to the three months ended December 31, 2016. The increase in operating expenses as a percentage of retail revenue was primarily attributable to increased retail store-related costs and restructuring and other charges, including transaction and transition costs related to the Jimmy Choo acquisition, partially offset by lower depreciation expenses during the three months ended December 30, 2017.
MK Wholesale
Income from operations for our MK Wholesale segment decreased $39.7 million, or 28.3%, to $100.5 million during the three months ended December 30, 2017, compared to $140.2 million for the three months ended December 31, 2016. Income from operations as a percentage of wholesale revenue decreased 630 basis points from 29.6% for the three months ended December 31, 2016 to 23.3% during the three months ended December 30, 2017, which was primarily attributable to a 360 basis point increase in operating expenses and a 270 basis point decrease in gross profit margin, as previously discussed above. The increase in operating expenses as a percentage of wholesale revenue was primarily attributable to increased corporate allocated expenses, including transaction and transition costs related to the Jimmy Choo acquisition and higher selling expenses.
MK Licensing
Income from operations for our MK Licensing segment increased $3.4 million, or 14.5%, to $26.9 million during the three months ended December 30, 2017, compared to $23.5 million for the three months ended December 31, 2016. Income from operations as a percentage of licensing revenue increased 100 basis points from 54.7% during the three months ended December 31, 2016 to 55.7% during the three months ended December 30, 2017, which was primarily due to lower advertising costs, partially offset by increased selling costs and allocated transaction and transition costs related to the Jimmy Choo acquisition as a percentage of licensing revenue during the three months ended December 30, 2017, as compared to the three months ended December 31, 2016.
Jimmy Choo
The Jimmy Choo business acquired on November 1, 2017 contributed approximately $5.7 million to our income from operations for the three months ended December 30, 2017 (after amortization of non-cash purchase accounting adjustments and transaction and transition related costs).

Other Income, net
During the three months ended December 31, 2016, other income of $4.1 million was primarily comprised of $3.8 million in insurance settlements related to the prior-year disruption to our former third party operated e-commerce fulfillment center.
Interest Expense, net
Interest expense, net increased $4.9 million to $8.3 million during the three months ended December 30, 2017, compared to $3.4 million for the three months ended December 31, 2016, primarily due to higher interest expense on long-term borrowings used to finance the acquisition of Jimmy Choo during the three months ended December 30, 2017 (see Note 9 for additional information).
Foreign Currency Loss
During the three month periods ended December 30, 2017, we recognized a net foreign currency loss of $27.0 million, which primarily included a $32.0 million loss related to a forward foreign currency exchange derivative contract to hedge the Jimmy Choo transaction price (please refer to Note 3 and Note 12 to the accompanying consolidated financial statements for additional information), partially offset by the remeasurement of intercompany loans with certain of our subsidiaries.
Provision for Income Taxes
We recognized $58.9 million of income tax expense during the three months ended December 30, 2017, compared to $70.4 million for the three months ended December 31, 2016. Our effective tax rate for the three months ended December 30, 2017, was 21.2%, compared to 20.6% for the three months ended December 31, 2016. The increase in our effective tax rate was primarily due to the impacts of the Tax Act enacted in the United States that were recorded during the three months ended December 30, 2017. This net increase is comprised of the write down of our deferred tax assets as a result of the Tax Act’s reduction in the base corporate tax rate from 35% to 21%, partially offset by the current tax benefit of the rate reduction on our annualized effective tax rate. Additionally this increase was offset due to the favorable effect of global financing activities. The global financing activities are related to our previously disclosed 2014 move of our principal executive office from Hong Kong to the United Kingdom ("U.K.") and decision to become a U.K. tax resident. In connection with this decision, we funded our international growth strategy through intercompany debt financing arrangements between our U.S., U.K. and Switzerland subsidiaries in December 2015. Accordingly, due to the difference in the statutory income tax rates between these jurisdictions, we realized a lower effective tax rate. The impact on our effective tax rate was higher in Fiscal 2018 than in Fiscal 2017 because the debt financing arrangement produced the same tax impact on reduced pre-tax income.
Our effective tax rate may fluctuate from time to time due to the effects of changes in U.S. state and local taxes and tax rates in foreign jurisdictions. In addition, factors such as the geographic mix of earnings, enacted tax legislation and the results of various global tax strategies, may also impact our effective tax rate in future periods.
Net Income Attributable to MKHL
As a result of the foregoing, our net income attributable to MKHL decreased $51.9 million, or 19.1%, to $219.4 million during the three months ended December 30, 2017, compared to $271.3 million for the three months ended December 31, 2016.

Results of Operations
Comparison of the nine months ended December 30, 2017 with the nine months ended December 31, 2016
The following table details the results of our operations for the nine months ended December 30, 2017 and for the nine months ended December 31, 2016, and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Nine Months Ended		$ Change	% Change	% of Total Revenue for the Nine Months Ended
	December 30, 2017	December 31, 2016			December 30, 2017	December 31, 2016
Statements of Operations Data:
Total revenue	$3,539.1	$3,428.9	$110.2	3.2%
Cost of goods sold	1,389.6	1,387.2	2.4	0.2%	39.3%	40.5%
Gross profit	2,149.5	2,041.7	107.8	5.3%	60.7%	59.5%
Selling, general and administrative expenses	1,267.4	1,130.0	137.4	12.2%	35.8%	33.0%
Depreciation and amortization	149.9	162.5	(12.6)	(7.8)%	4.2%	4.7%
Impairment of long-lived assets	18.9	5.4	13.5	NM	0.5%	0.2%
Restructuring and other charges (1)	51.3	11.3	40.0	NM	1.4%	0.3%
Total operating expenses	1,487.5	1,309.2	178.3	13.6%	42.0%	38.2%
Income from operations	662.0	732.5	(70.5)	(9.6)%	18.7%	21.4%
Other income, net	(1.0)	(4.7)	3.7	(78.7)%	—%	(0.1)%
Interest expense, net	10.2	5.1	5.1	100.0%	0.3%	0.1%
Foreign currency (gain) loss	(14.7)	2.2	(16.9)	NM	(0.4)%	0.1%
Income before provision for income taxes	667.5	729.9	(62.4)	(8.5)%	18.9%	21.3%
Provision for income taxes	119.9	151.6	(31.7)	(20.9)%	3.4%	4.4%
Net income	547.6	578.3	(30.7)	(5.3)%
Less: Net loss attributable to noncontrolling interest	(0.2)	(1.0)	0.8	80.0%
Net income attributable to MKHL	$547.8	$579.3	$(31.5)	(5.4)%
___________________
NM Not meaningful
(1) Includes store closure costs recorded in connection with the Retail Fleet Optimization Plan, as well as transaction and transition costs recorded in connection with our acquisitions of Jimmy Choo and MKHKL businesses (see Note 3 and Note 8 to the accompanying consolidated financial statements).
Total Revenue
Total revenue increased $110.2 million, or 3.2%, to $3.539 billion for the nine months ended December 30, 2017, compared to $3.429 billion for the nine months ended December 31, 2016, which included net favorable foreign currency effects of $26.4 million primarily related to the strengthening of the Euro and the Canadian Dollar, partially offset by the weakening of the the Japanese Yen against the U.S. Dollar during the nine months ended December 30, 2017, as compared to the same prior year period. On a constant currency basis, our total revenue increased $83.8 million, or 2.4%. Total revenue for the nine months ended December 30, 2017 includes approximately $114.7 million of incremental revenue attributable to Jimmy Choo, which was acquired on November 1, 2017 and consolidated into the Company’s results of operations effective November 1, 2017. The increase in total revenue was also due to increased revenue from our Michael Kors retail business of $114.4 million, which was offset by a decrease in Michael Kors Wholesale revenues of $121.7 million.

The following table details revenues for our four business segments (dollars in millions):

	Nine Months Ended			% Change		% of Total Revenue for the Nine Months Ended
	December 30, 2017	December 31, 2016	$ Change	As Reported	Constant Currency	December 30, 2017	December 31, 2016
Total revenue:
MK Retail	$2,111.2	$1,996.8	$114.4	5.7%	5.0%	59.7%	58.2%
MK Wholesale	1,198.0	1,319.7	(121.7)	(9.2)%	(10.1)%	33.8%	38.5%
MK Licensing	115.2	112.4	2.8	2.5%	2.5%	3.3%	3.3%
Michael Kors	3,424.4	3,428.9	(4.5)	(0.1)%	(0.9)%
Jimmy Choo	114.7	—	114.7	NM	NM	3.2%	—%
Total revenue	$3,539.1	$3,428.9	$110.2	3.2%	2.4%
MK Retail
Revenue from our Michael Kors retail stores increased $114.4 million, or 5.7%, to $2.111 billion for the nine months ended December 30, 2017, compared to $1.997 billion for the nine months ended December 31, 2016, which included net favorable foreign currency effects of $14.3 million. On a constant currency basis, revenue from our retail stores increased $100.1 million, or 5.0%. We operated 848 Michael Kors retail stores, including concessions, as of December 30, 2017, compared to 816 Michael Kors retail stores, including concessions, as of December 31, 2016.
During the nine months ended December 30, 2017, our comparable store sales decreased $62.1 million, or 3.5%, which included net favorable foreign currency effects of $14.6 million. Our comparable store sales benefited approximately 250 basis points from the inclusion of e-commerce sales in comparable store sales. On a constant currency basis, our comparable store sales decreased $76.7 million, or 4.3%. The decrease in our comparable store sales was primarily attributable to lower sales from our women’s accessories, watches and jewelry product categories, offset in part by higher sales from men’s apparel and women's apparel and footwear during the nine months ended December 30, 2017, compared to the nine months ended December 31, 2016.
Our non-comparable store sales increased $176.5 million during the nine months ended December 30, 2017, which included net unfavorable foreign currency effects of $0.3 million. On a constant currency basis, non-comparable store sales increased $176.8 million. The increase in non-comparable store sales was primarily attributable to operating 32 additional stores since December 31, 2016. Our Greater China business acquired on May 31, 2016 contributed incremental revenues of approximately $42.0 million to non-comparable store sales for the nine months ended December 30, 2017.
MK Wholesale
Revenue from our Michael Kors wholesale customers decreased $121.7 million, or 9.2%, to $1.198 billion for the nine months ended December 30, 2017, compared to $1.320 billion for the nine months ended December 31, 2016, which included net favorable foreign currency effects of approximately $12.1 million. On a constant currency basis, our wholesale revenue decreased $133.8 million, or 10.1%. The decrease in our wholesale revenue was primarily attributable to our strategic reduction in shipments of Michael Kors products to decrease promotional activity within our wholesale channel, as previously described,which resulted in lower women’s accessories and footwear sales during the nine months ended December 30, 2017, as compared to the nine months ended December 31, 2016. Approximately $7.9 million of the decrease in wholesale revenue was due to the absence of the prior period wholesale sales to our former licensee in Greater China.
MK Licensing
Royalties earned on our Michael Kors licensing agreements increased $2.8 million, or 2.5%, to $115.2 million for the nine months ended December 30, 2017, compared to $112.4 million for the nine months ended December 31, 2016. This increase was primarily attributable to higher licensing royalties related to Michael Kors ACCESS watches and eyewear, partially offset by lower licensing revenues related to sales of fashion watches, the absence of licensing revenues from our previously licensed business in Greater China due to our acquisition of the related operations, and lower licensing revenues related to sales of fragrance, jewelry and connected jewelry (which has been discontinued).
Jimmy Choo
The Jimmy Choo business acquired on November 1, 2017 contributed approximately $114.7 million to our total revenue for the nine months ended December 30, 2017.

Gross Profit
Gross profit increased $107.8 million, or 5.3%, to $2.150 billion for the nine months ended December 30, 2017, compared to $2.042 billion for the nine months ended December 31, 2016, which included net favorable foreign currency effects of $16.7 million. Gross profit as a percentage of total revenue increased 120 basis points to 60.7% during the nine months ended December 30, 2017, compared to 59.5% during the nine months ended December 31, 2016. The increase in our gross profit margin was primarily attributable to a favorable channel mix due to a higher proportion of retail sales than in the prior fiscal year period and an increase in gross profit margin from our retail segment of 210 basis points, primarily driven by favorable geographic mix of sales and lower cost of goods. The increase in gross profit margin was partially offset by a decrease of 230 basis points in our wholesale segment gross margin, primarily driven by increased allowances and unfavorable geographic mix, partially offset by lower costs of goods during the nine months ended December 30, 2017, as compared to the nine months ended December 31, 2016.
Total Operating Expenses
Total operating expenses increased $178.3 million, or 13.6%, to $1.488 billion during the nine months ended December 30, 2017, compared to $1.309 billion for the nine months ended December 31, 2016. Our operating expenses included a net unfavorable foreign currency impact of approximately $12.7 million. Total operating expenses increased to 42.0% as a percentage of total revenue for the nine months ended December 30, 2017, compared to 38.2% for the nine months ended December 31, 2016. The components that comprise total operating expenses are explained below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $137.4 million, or 12.2%, to $1.267 billion during the nine months ended December 30, 2017, compared to $1.130 billion for the nine months ended December 31, 2016. The increase in selling, general and administrative expenses was primarily due to the following:

•	incremental costs of $52.7 million associated with our newly acquired Jimmy Choo business, which has been consolidated in our operations beginning on November 1, 2017;

•
an increase of $33.4 million in retail store and overhead costs (excluding newly acquired businesses), primarily comprised of increased occupancy costs of $16.8 million and increased advertising costs of $12.2 million;

•	incremental expenses of approximately $22.3 million due to the inclusion of the Greater China business acquired on May 31, 2016 for the full period during the nine months ended December 30, 2017; and

•	an increase of $13.1 million in corporate allocated and corporate occupancy expenses.
Selling, general and administrative expenses as a percentage of total revenue increased to 35.8% during the nine months ended December 30, 2017, compared to 33.0% for the nine months ended December 31, 2016, primarily due to expenses associated with the newly acquired Jimmy Choo business, as well as higher retail store related expenses as a percentage of total revenue during the nine months ended December 30, 2017, as compared to the nine months ended December 31, 2016.
Depreciation and Amortization
Depreciation and amortization decreased $12.6 million, or 7.8%, to $149.9 million during the nine months ended December 30, 2017, compared to $162.5 million for the nine months ended December 31, 2016. The decrease in depreciation and amortization expense was primarily attributable to lower depreciation due to fixed asset impairment charges recorded in Fiscal 2017 and Fiscal 2018. The depreciation and amortization expense for the nine months ended December 30, 2017 included incremental depreciation and amortization of $5.8 million related to the newly acquired Jimmy Choo business, as well as $5.7 million of incremental depreciation and amortization expenses due to the inclusion of the Greater China business for the full period during the nine months ended December 30, 2017, both including amortization of the respective purchase accounting adjustments. Depreciation and amortization decreased to 4.2% as a percentage of total revenue during the nine months ended December 30, 2017, compared to 4.7% for the nine months ended December 31, 2016.
Impairment of Long-Lived Assets
During the nine months ended December 30, 2017, we recognized long-lived asset impairment charges of $18.9 million, which were related to underperforming Michael Kors retail store locations, some of which will be closed as part of our previously announced Retail Fleet Optimization Plan (see Note 8 to the accompanying consolidated financial statements for additional information). During the nine months ended December 31, 2016, we recognized fixed asset impairment charges of approximately $5.4 million, $4.9 million of which were related to underperforming Michael Kors retail store locations and $0.5 million related to our Michael Kors wholesale locations.

Restructuring and Other Charges
During the nine months ended December 30, 2017, we recognized restructuring and other charges of $51.3 million, which were comprised of $39.6 million of transaction costs and $3.4 million of transition costs recorded in connection with the Jimmy Choo acquisition and restructuring charges of $8.3 million recorded in connection with the Retail Fleet Optimization Plan (see Note 8 to the accompanying consolidated financial statements for additional information). During the nine months ended December 31, 2016, we recorded $11.3 million of transaction costs related to the acquisition of the Greater China business.
Income from Operations
As a result of the foregoing, income from operations decreased $70.5 million or 9.6%, to $662.0 million during the nine months ended December 30, 2017, compared to $732.5 million for the nine months ended December 31, 2016. Income from operations as a percentage of total revenue decreased to 18.7% during the nine months ended December 30, 2017, compared to 21.4% for the nine months ended December 31, 2016.
The following table details income from operations for our four business segments (dollars in millions):

	Nine Months Ended				% of Total Revenue for the Nine Months Ended
	December 30, 2017	December 31, 2016	$ Change	% Change	December 30, 2017	December 31, 2016
Income from operations:
MK Retail	$341.6	$314.4	$27.2	8.7%	16.2%	15.7%
MK Wholesale	263.6	367.2	(103.6)	(28.2)%	22.0%	27.8%
MK Licensing	51.1	50.9	0.2	0.4%	44.4%	45.3%
Michael Kors	656.3	732.5	(76.2)	(10.4)%	19.2%	21.4%
Jimmy Choo	5.7	—	5.7	NM	5.0%	—%
Income from operations	$662.0	$732.5	$(70.5)	(9.6)%	18.7%	21.4%
MK Retail
Income from operations for our MK Retail segment increased $27.2 million, or 8.7%, to $341.6 million during the nine months ended December 30, 2017, compared to $314.4 million for the nine months ended December 31, 2016. Income from operations as a percentage of retail revenue increased 50 basis points from 15.7% for the nine months ended December 31, 2016 to 16.2% during the nine months ended December 30, 2017. The increase in retail income from operations as a percentage of net retail sales was primarily due to a 210 basis point increase in gross profit margin, as previously discussed, partially offset by increase in operating expenses as a percentage of retail revenue of approximately 170 basis points during the nine months ended December 30, 2017, as compared to the nine months ended December 31, 2016. The increase in operating expenses as a percentage of retail revenue was primarily due to increased fixed asset impairment charges, higher retail store related costs, restructuring charges and allocated transaction and transition costs in connection with the Jimmy Choo acquisition recorded during the nine months ended December 30, 2017, offset in part by lower depreciation expenses.
MK Wholesale
Income from operations for our MK Wholesale segment decreased $103.6 million, or 28.2%, to $263.6 million during the nine months ended December 30, 2017, compared to $367.2 million for the nine months ended December 31, 2016. Income from operations as a percentage of wholesale revenue decreased approximately 580 basis points from 27.8% during the nine months ended December 31, 2016 to 22.0% during the nine months ended December 30, 2017, which was primarily due to an increase in operating expenses as a percentage of wholesale revenue of approximately 350 basis points, as well as a 230 basis point decrease in our wholesale gross profit margin, as previously discussed. The increase in operating expenses as a percentage of wholesale sales was primarily attributable to increased corporate allocated expenses, including transaction and transition costs associated with the Jimmy Choo acquisition, as well as a deleverage in other operating expenses due to lower wholesale revenue.

MK Licensing
Income from operations for our MK Licensing segment increased $0.2 million, or 0.4%, to $51.1 million during the nine months ended December 30, 2017, compared to $50.9 million for the nine months ended December 31, 2016. Income from operations as a percentage of licensing revenue decreased 90 basis points from 45.3% during the nine months ended December 31, 2016 to 44.4% during the nine months ended December 30, 2017. The decrease in licensing income from operations as a percentage of licensing revenue was attributable to increased operating expenses as a percentage of licensing revenue during the nine months ended December 30, 2017, as compared to the nine months ended December 31, 2016, primarily due to increased allocated transaction and transition expenses associated with the Jimmy Choo acquisition, partially offset by lower advertising costs as a percentage of licensing revenue.
Jimmy Choo
The Jimmy Choo business acquired on November 1, 2017 contributed approximately $5.7 million to our income from operations for the nine months ended December 30, 2017 (after amortization of non-cash purchase accounting adjustments and transaction and transition related costs).
Other Income, net
During the nine months ended December 31, 2016, other income of $4.7 million was primarily comprised of $3.8 million in insurance settlements related to the prior-year disruption to our former third party operated e-commerce fulfillment center, as well as $0.6 million of income related to our anti-counterfeiting efforts.
Interest Expense, net
Interest expense, net increased $5.1 million to $10.2 million during the nine months ended December 30, 2017, compared to $5.1 million for the nine months ended December 31, 2016, primarily due to higher interest expense on long-term borrowings used to finance the acquisition of Jimmy Choo during the nine months ended December 30, 2017 (see Note 9 for additional information).
Foreign Currency (Gain) Loss
We recognized a net foreign currency gain of $14.7 million during the nine months ended December 30, 2017, which primarily included a $4.7 million realized gain related to a forward foreign currency exchange derivative contract to hedge the transaction price (please refer to Note 3 and Note 12 to the accompanying consolidated financial statements for additional information), as well as net gains on revaluation and settlement of certain of our accounts payable in currencies other than the functional currency of the applicable reporting units, and the remeasurement of dollar-denominated intercompany loans with certain of our subsidiaries.
The foreign currency loss of $2.2 million recorded during the nine months ended December 31, 2016 were primarily attributable to net losses on revaluation and settlement of certain of our accounts payable in currencies other than the functional currency of the applicable reporting units, as well as the remeasurement of dollar-denominated intercompany loans with certain of our subsidiaries. These losses were partially offset by favorable mark-to-market adjustments on our forward foreign currency contracts not designated as accounting hedges.
Provision for Income Taxes
We recognized $119.9 million of income tax expense during the nine months ended December 30, 2017, compared with $151.6 million for the nine months ended December 31, 2016. Our effective tax rate for the nine months ended December 30, 2017, was 18.0%, compared to 20.8% for the nine months ended December 31, 2016. The decrease in our effective tax rate was primarily due to the favorable effect of global financing activities during the nine months ended December 30, 2017. The global financing activities are related to our previously disclosed 2014 move of our principal executive office from Hong Kong to the U.K. and decision to become a U.K. tax resident. In connection with this decision, we funded our international growth strategy through intercompany debt financing arrangements between our U.S., U.K. and Switzerland subsidiaries in December 2015. Accordingly, due to the difference in the statutory income tax rates between these jurisdictions, we realized a lower effective tax rate. The impact on our effective tax rate was higher in Fiscal 2018 than in Fiscal 2017 because the debt financing arrangement produced the same tax impact on a reduced pre-tax income. During the nine months ended December 30, 2017, our effective tax rate was increased by the impacts of the Tax Act, comprised of the write down of our deferred tax assets as a result of the Tax Act’s reduction in the base corporate tax rate from 35% to 21%, partially offset by the current tax benefit of the rate reduction on our annualized effective tax rate.

Our effective tax rate may fluctuate from time to time due to the effects of changes in U.S. state and local taxes and tax rates in foreign jurisdictions. In addition, factors such as the geographic mix of earnings, enacted tax legislation and the results of various global tax strategies, may also impact our effective tax rate in future periods.
Net Loss Attributable to Noncontrolling Interest
During the nine months ended December 30, 2017 and December 31, 2016, we recorded net losses attributable to the noncontrolling interest in our joint ventures of $0.2 million and $1.0 million, respectively. These losses represent the share of income that is not attributable to the Company.
Net Income Attributable to MKHL
As a result of the foregoing, our net income decreased $31.5 million, or 5.4%, to $547.8 million during the nine months ended December 30, 2017, compared to $579.3 million for the nine months ended December 31, 2016.
Liquidity and Capital Resources
Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, along with borrowings available under our credit facilities (see below discussion regarding “Revolving Credit Facilities”) and available cash and cash equivalents. Our primary use of this liquidity is to fund our ongoing cash requirements, including working capital requirements, acquisitions, debt repayments, global retail store construction, expansion and renovation, investment in information systems infrastructure, our distribution and corporate facilities, construction and renovation of shop-in-shops, share repurchases and other corporate activities. We believe that the cash generated from our operations, together with borrowings available under our revolving credit facility and available cash and cash equivalents, will be sufficient to meet our working capital needs for the next 12 months, including investments made and expenses incurred in connection with our store growth plans, shop-in-shop growth, investments in corporate and distribution facilities, continued systems development, e-commerce and marketing initiatives. We spent $83.8 million on capital expenditures during the nine months ended December 30, 2017, and expect to spend approximately $90 million on capital expenditures during the remainder of Fiscal 2018.
The following table sets forth key indicators of our liquidity and capital resources (in millions):

	As of
	December 30, 2017	April 1, 2017
Balance Sheet Data:
Cash and cash equivalents	$317.1	$227.7
Working capital	722.5	598.9
Total assets	4,216.8	2,409.6
Short-term debt	0.1	133.1
Long-term debt	992.4	—

	Nine Months Ended
	December 30, 2017	December 31, 2016
Cash Flows Provided By (Used In):
Operating activities	$873.3	$895.7
Investing activities	(1,496.8)	(633.9)
Financing activities	701.0	(584.6)
Effect of exchange rate changes	10.3	(9.3)
Net increase (decrease) in cash and cash equivalents and restricted cash	$87.8	$(332.1)

Cash Provided by Operating Activities
Cash provided by operating activities decreased $22.4 million to $873.3 million during the nine months ended December 30, 2017, as compared to $895.7 million for the nine months ended December 31, 2016, which was primarily due to a decrease related to changes in our working capital, as well as a decrease our net income after non-cash adjustments. The net decrease related to our working capital was primarily attributable to lower accounts payable driven by the timing of payments and an unfavorable change in accounts receivable primarily due to a lower balance in the beginning of Fiscal 2018 than in prior year. These declines were largely offset by increases related to prepaid expenses and other current assets and accrued expenses and other current liabilities, primarily due to timing, as well a decrease in Michael Kors wholesale inventory due to our strategic reduction in shipments in this channel.
Cash Used in Investing Activities
Net cash used in investing activities increased $862.9 million to $1,496.8 million during the nine months ended December 30, 2017, as compared to net cash used of $633.9 million during the nine months ended December 31, 2016, which was primarily attributable to $1,414.5 million of cash paid, net of cash acquired in connection with our acquisition of the Jimmy Choo business on November 1, 2017, as compared to $480.6 million in cash paid, net of cash acquired, attributable to our acquisition of the previously licensed business in Greater China during the nine months ended December 31, 2016. This decrease in cash from investing activities was partially offset by lower capital expenditures of $63.9 million during the nine months ended December 30, 2017, due to lower spending related to build-outs of new stores and shop-in-shops and lower corporate expenditures.
Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities was $701.0 million during the nine months ended December 30, 2017, as compared to net cash used in financing activities of $584.6 million during the nine months ended December 31, 2016. The increase in cash from financing activities was primarily due to increased net debt borrowings of $694.5 million, which was primarily attributable to the Senior Notes and Term Loan borrowings to finance the acquisition of Jimmy Choo, net of cash repayments, as well as a decrease of $593.8 million in cash payments to repurchase our ordinary shares during the nine months ended December 30, 2017.

Debt Obligations
The following table presents a summary of our borrowing capacity and amounts outstanding as of December 30, 2017 and April 1, 2017 (dollars in million):

	As of
	December 30, 2017	April 1, 2017
Senior Unsecured Revolving Credit Facility:
Revolving Credit Facility (excluding up to a $500 million accordion feature) (1)
Total Availability	$1,000.0	$1,000.0
Borrowings outstanding (2)	—	127.3
Letter of credit outstanding	11.3	10.6
Remaining availability	$988.7	$862.1

Term Loan Facility ($1.0 billion) (3)
Borrowings Outstanding, net of debt issuance costs (4)	$548.2	$—
Remaining availability	—	—

4.000% Senior Notes
Borrowings Outstanding, net of debt issuance costs and discount amortization	$444.2	$—

Hong Kong Uncommitted Credit Facility:
Total availability (100.0 million Hong Kong Dollars)	$12.8	$12.9
Borrowings outstanding (45.0 million Hong Kong Dollars) (2)	—	5.8
Bank guarantees outstanding (11.8 million Hong Kong Dollars)	1.5	1.5
Remaining availability	$11.3	$5.6

Japan Credit Facility:
Total and remaining availability (1.0 billion Japanese Yen)	$8.9	$—
_____________________________
(1) The Revolving Credit Facility contains customary events of default and requires us to maintain a leverage ratio at the end of each fiscal quarter of no greater than 3.5 to 1, calculated as the ratio of the sum of total indebtedness as of the date of the measurement plus 6.0 times the consolidated rent expense for the last four consecutive fiscal quarters, to Consolidated EBITDAR for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined as consolidated net income plus income tax expense, net interest expense, depreciation and amortization expense, consolidated rent expense and other non-cash charges, subject to certain deductions. The Revolving Credit facility also includes other customary covenants that limit additional indebtedness, guarantees, liens, acquisitions and other investments and cash dividends. As of December 30, 2017 and April 1, 2017, we were in compliance with all covenants related to this agreement.
(2) Recorded as short-term debt in our consolidated balance sheet as of April 1, 2017.
(3) The $1.0 billion facility was fully utilized to finance a portion of the purchase price of our acquisition of Jimmy Choo on November 1, 2017, a portion of which was repaid during the three months ended December 30, 2017. See Note 3 for additional information.
(4) Recorded as long-term debt in our consolidated balance sheet as of December 30, 2017.
In January 2018, we repaid an additional $210.0 million principal amount of borrowings outstanding under the Term Loan Facility on a pro-rata basis (see Note 9 for additional information).
Please refer to Note 9 to the accompanying consolidated financial statements for detailed information relating to our credit facilities and debt obligations.

Share Repurchase Program
The following table presents our treasury share repurchases during the nine months ended December 30, 2017 and December 31, 2016 (dollars in millions):

	Nine Months Ended
	December 30, 2017	December 31, 2016
Cost of shares repurchased under share repurchase program	$157.8	$750.0
Cost of shares withheld to cover tax withholding obligations	3.2	4.8
Total cost of treasury shares repurchased	$161.0	$754.8

Shares repurchased under share repurchase program	4,543,500	15,114,538
Shares withheld to cover tax withholding obligations	92,536	100,552
	4,636,036	15,215,090
As of December 30, 2017, the remaining availability under our $1.0 billion share repurchase program was $842.2 million. Share repurchases are subject to market conditions and our business priorities. Share repurchases are subject to market conditions and our business priorities.
Please refer to Note 13 to the accompanying consolidated financial statements for additional information.
Contractual Obligations and Commercial Commitments
Please refer to Note 10 to the accompanying interim consolidated financial statements for our future minimum lease payments as of December 30, 2017 under the terms of our noncancelable operating lease agreements.
Please refer to the “Contractual Obligations and Commercial Commitments” disclosure within the “Liquidity and Capital Resources” section of our Fiscal 2017 Form 10-K for a detailed disclosure of our other contractual obligations and commitments as of April 1, 2017.
Off-Balance Sheet Arrangements
We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. Our off-balance sheet commitments relating to our outstanding letters of credit were $15.7 million at December 30, 2017, including $4.4 million in letters of credit issued outside of the 2017 Credit Facility. In addition, as of December 30, 2017, bank guarantees of approximately $1.5 million were supported by the Hong Kong Credit Facility. We do not have any other off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.
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
We perform a sensitivity analysis on our forward currency contracts, both designated and not designated as hedges for accounting purposes, to determine the effects of fluctuations in foreign currency exchange rates. For this sensitivity analysis, we assume a hypothetical change in U.S. dollar against foreign exchange rates. Based on all designated foreign currency exchange contracts relating to purchases of inventory outstanding as of December 30, 2017, a 10% appreciation or devaluation of the U.S. dollar compared to the level of foreign currency exchange rates for currencies under contract as of December 30, 2017, would result in a net increase or decrease of $17.0 million in the fair value of these contracts.
Interest Rate Risk
We are exposed to interest rate risk in relation to borrowings outstanding under our Term Loan Facility, our 2017 Credit Facility, our Hong Kong Credit Facility and our Japan Credit Facility. Our Term Loan Facility carries interest at a rate that is based on LIBOR. Our 2017 Credit Facility carries interest rates that are tied to LIBOR and the prime rate, among other institutional lending rates (depending on the particular origination of borrowing), as further described in Note 9 to the accompanying consolidated financial statements. Our Hong Kong Credit Facility carries interest at a rate that is tied to the Hong Kong Interbank Offered Rate. Our Japan Credit Facility carries interest at a rate posted by the Mitsubishi UFJ Financial Group. Therefore, our statements of operations and cash flows are exposed to changes in those interest rates. At December 30, 2017, we had $548.2 million, net of debt issuance costs, outstanding under our Term Loan Facility and no borrowings outstanding under our 2017 Credit Facility, our Hong Kong Credit Facility and our Japan Facility. These balances are not indicative of future balances that may be outstanding under our revolving credit facilities that may be subject to fluctuations in interest rates. Any increases in the applicable interest rate(s) would cause an increase to the interest expense relative to any outstanding balance at that date.
We have outstanding $450.0 million aggregate principal amount of Senior Notes due 2024. The Senior Notes bear interest at a fixed rate equal to 4.000% per year, payable semi-annually. Our Senior Notes interest rate payable may be subject to adjustments from time to time if either Moody’s or S&P (or a substitute rating agency), downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the Senior Notes.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) as of December 30, 2017. This evaluation was performed based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), the 2013 Framework. Based on this assessment, our CEO and CFO concluded that our disclosure controls and procedures as of December 30, 2017 are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended December 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Acquisition of Jimmy Choo
On November 1, 2017, we acquired Jimmy Choo (please refer to Note 3 to the accompanying consolidated financial statements for additional information). We are in the process of evaluating the internal controls of the acquired business and integrating it into our existing operations.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
On May 25, 2017, the Company’s Board of Directors authorized a new $1.0 billion share repurchase program. The Company also has in place a “withhold to cover” repurchase program, which allows the Company to withhold ordinary shares from certain executive officers to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards.
The following table provides information of the Company’s ordinary shares repurchased during the three months ended December 30, 2017:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximated Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (in millions)
October 1-October 28	813	$48.17	—	$842.2
October 29-November 25	601	$48.48	—	$842.2
November 26-December 30	—	$—	—	$842.2
	1,414		—
ITEM 6. EXHIBITS
a. Exhibits
Please refer to the accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 13, 2018.

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

101.1
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended December 30, 2017, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.