Form 10-K
period 2018-03-31
Michael Kors Holdings Ltd
filed 2018-05-30
CIK 1530721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2018
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
The aggregate market value of the registrant’s voting and non-voting ordinary shares held by non-affiliates of the registrant was $6,957,593,123 as of September 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter based on the closing price of the common stock on the New York Stock Exchange.
As of May 23, 2018, Michael Kors Holdings Limited had 149,891,999 ordinary shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive Proxy Statement, which will be filed in June 2018, for the 2018 Annual Meeting of the Shareholders.

NOTE REGARDING FORWARD-LOOKING STATEMENTS
The statements in this Annual Report on Form 10-K, including documents incorporated herein by reference, that refer to plans and expectations for future periods are forward-looking statements. These forward-looking statements are based on management’s current expectations. Words such as “expects,” “anticipates,” “plans,” “believes,” “estimates,” “may,” “will,”, “should” and variations of such words and similar expressions are intended to identify such forward-looking statements. You should not place undue reliance on such statements. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company’s control, which could cause the Company’s actual results to differ materially from those indicated in these forward-looking statements. These factors are more fully discussed in the Company’s risk factors, as they may be amended from time to time, which are set forth in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including in this Annual Report, particularly under “Item 1A. Risk Factors” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by applicable laws or regulations.
Electronic Access to Company Reports
Our investor website can be accessed at www.michaelkors.com under “Investor Relations.” Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with or furnished to the SEC pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our investor website under the caption “SEC Filings” promptly after we electronically file such materials with, or furnish such materials to, the SEC. No information contained on our website is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K. Information relating to corporate governance at our Company, including our Corporate Governance Guidelines, our Code of Business Conduct and Ethics for all directors, officers, and employees, and information concerning our directors, Committees of the Board, including Committee charters, and transactions in Company securities by directors and executive officers, is available at our investor website under the captions “Corporate Governance” and “SEC Filings.” Paper copies of these filings and corporate governance documents are available to shareholders free of charge by written request to Investor Relations, Michael Kors Holdings Limited, 33 Kingsway, London, United Kingdom, WC2B 6UF. Documents filed with the SEC are also available on the SEC’s website at www.sec.gov.

PART I
Unless the context requires otherwise, references in this Annual Report on Form 10-K to “MKHL”, “we”, “us”, “our”, “the Company”, “our Company” and “our business” refer to Michael Kors Holdings Limited and its consolidated subsidiaries, unless the context requires otherwise. References to our stores, retail stores and retail segment include all of our full-price retail stores (including concessions), our e-commerce websites and outlet stores, and the term “Fiscal,” with respect to any year, refers to the 52-week period ending on the Saturday closest to March 31 of such year, except for “Fiscal 2016,” which refers to the 53-week period ending April 2, 2016. Some differences in the numbers in the tables and text throughout this annual report may exist due to rounding. All comparable store sales are presented on a 52-week basis.
Item 1. Business
Our Company
We are a global fashion luxury group of industry-leading fashion luxury brands led by a world-class management team and renowned designers. The Michael Kors (“MK”) brand was launched over 35 years ago by Mr. Michael Kors, whose vision has taken the MK brand from its beginnings as an American luxury sportswear house to a global accessories, footwear and apparel company with a global distribution network that has presence in over 100 countries through company-operated retail stores and e-commerce sites, leading department stores, specialty stores and select licensing partners. On November 1, 2017, we completed the acquisition of Jimmy Choo Group Limited (formerly known as Jimmy Choo PLC ) and its subsidiaries (collectively, “Jimmy Choo”). The combination of Michael Kors and Jimmy Choo brought together two iconic brands that are industry leaders in style and trend and created a global fashion luxury group with a diversified geographic and product portfolio, which we believe will strengthen the Company’s future revenue growth opportunities.
Prior to third quarter of Fiscal 2018, we operated our Michael Kors business in three segments: Retail, Wholesale and Licensing. With the acquisition of Jimmy Choo, the Company began to operate in four reportable segments, which are as follows:

•
MK Retail — accounted for approximately 57.5% of our total revenue in Fiscal 2018 and includes sales of Michael Kors products from 379 retail stores in the Americas (including concessions) and 450 international retail stores (including concessions) throughout Europe and certain parts of Asia, as well as from Michael Kors e-commerce sites in the United States (“U.S.”), Canada, certain parts of Europe, China, Japan and South Korea as of March 31, 2018.

•
MK Wholesale — accounted for approximately 34.7% of our total revenue in Fiscal 2018 and includes wholesale sales of Michael Kors products through 1,403 department store doors and 875 specialty store doors in the Americas and through 1,048 specialty store doors and 218 department store doors internationally as of March 31, 2018. MK Wholesale also includes revenues from sales of products to Michael Kors geographic licensees.

•
MK Licensing — accounted for approximately 3.1% of our total revenue in Fiscal 2018 and includes royalties and advertising contributions earned on licensed products and use of Michael Kors trademarks, and rights granted to third parties for the right to operate retail stores and/or sell Michael Kors products in certain geographic regions.

•
Jimmy Choo — accounted for approximately 4.7% of our total revenue in Fiscal 2018 (from November 1, 2017 through March 31, 2018) and includes worldwide sales of Jimmy Choo products through 182 retail stores (including concessions) and through Jimmy Choo e-commerce sites in the U.S., certain parts of Europe and Japan, through 629 wholesale doors, as well as through product and geographic licensing arrangements, as of March 31, 2018.

For additional financial information regarding our segments, see Segment Information note in the accompanying consolidated financial statements.
Michael Kors offers three primary collections: the Michael Kors Collection luxury line, the MICHAEL Michael Kors accessible luxury line and the Michael Kors Mens line. The Michael Kors Collection establishes the aesthetic authority of the entire brand and is carried in many of our Michael Kors retail stores, our Michael Kors e-commerce sites, as well as in the finest luxury department stores in the world, including Bergdorf Goodman, Saks Fifth Avenue, Neiman Marcus and Harrods, among others. In 2004, we saw an opportunity to capitalize on the brand strength of the Michael Kors collection and address the significant demand opportunity in accessible luxury goods, and we introduced MICHAEL Michael Kors, which has a strong focus on accessories, in addition to offering footwear and apparel. MICHAEL Michael Kors is carried in all of our Michael Kors lifestyle stores, as well as leading department stores throughout the world, including Bloomingdale’s, Macy’s, Harvey Nichols, Galeries Lafayette, Printemps, Lotte, Hyundai, Isetan and Lane Crawford, among others. More recently, we have begun to grow our Michael Kors men’s business in recognition of the significant opportunity afforded by our Michael Kors brand’s established fashion authority and the expanding men’s market. Taken together, our Michael Kors collections target a broad customer base while retaining our premium luxury image.

Since its inception in 1996, Jimmy Choo has offered a distinctive, glamorous and fashion-forward product range, enabling it to develop into a leading global luxury accessories brand, whose core product offering of women’s luxury shoes is complemented by accessories, including handbags, small leather goods, scarves and belts, as well as a growing men’s luxury shoes and accessory business. In addition, certain categories, such as fragrances, sunglasses and eyewear are produced under licensing agreements.
Industry
We operate in the global luxury goods industry. The personal luxury goods market has recently experienced increased growth, driven by stronger local and tourist purchases, overcoming some of the challenges the industry has faced in the past several years. Accessories has continued to remain the biggest personal luxury goods category, with footwear, jewelry and handbags being the fastest growing product categories. While the wholesale channel has shown slower growth primarily driven by the underperformance of department stores, the retail channel has continued to experience increased growth, largely driven by the rapid growth of the e-commerce channel, as well as increased off-price and travel retail sales, which has continued to have a negative impact on monobrand retail store sales. As the overall environment has become increasingly omni-channel, increased customer engagement and tailoring merchandise to customer shopping and communication preferences have become the key ingredients to winning market share. We believe that our innovative product offerings and customer engagement initiatives make us well positioned to capitalize on the continued growth of the luxury accessories and footwear product categories, as they are among our primary product categories of focus, as well as to grow our sales in other product categories.
Geographic Information
We generate revenue globally through our four reporting segments, as described above. We sell our Michael Kors and Jimmy Choo products through retail and wholesale channels of distribution in three principal geographic markets: the Americas (U.S., Canada and Latin America), EMEA (Europe, Middle East and Africa) and Asia. We also have wholesale arrangements pursuant to which we sell products to our geographic licensees. In addition, we have licensing agreements through which we license to third parties the use of our Michael Kors and Jimmy Choo brand names and trademarks, certain production rights, and sales and/or distribution rights with respect to our brands.
The following table details our revenue by segment and geographic location (in millions):

	Fiscal Years Ended
	March 31, 2018	April 1, 2017	April 2, 2016

MK Retail revenue - the Americas	$1,678.4	$1,713.7	$1,779.0
MK Retail revenue - Europe	564.4	507.7	509.6
MK Retail revenue - Asia	469.0	350.7	106.3
Total MK Retail	2,711.8	2,572.1	2,394.9
MK Wholesale revenue - the Americas	1,234.0	1,340.9	1,628.6
MK Wholesale revenue - EMEA	343.9	376.5	406.4
MK Wholesale revenue - Asia	61.4	58.4	108.9
Total MK Wholesale	1,639.3	1,775.8	2,143.9
MK Licensing revenue - the Americas	83.5	86.1	99.0
MK Licensing revenue - EMEA	61.4	59.7	74.3
Total MK Licensing	144.9	145.8	173.3
Total Michael Kors	4,496.0	4,493.7	4,712.1

Jimmy Choo revenue - the Americas	37.3	—	—
Jimmy Choo revenue - EMEA	123.0	—	—
Jimmy Choo revenue - Asia	62.3	—	—
Total Jimmy Choo	222.6	—	—

Total revenue - the Americas	3,033.2	3,140.7	3,506.6
Total revenue - EMEA	1,092.7	943.9	990.3
Total revenue - Asia	592.7	409.1	215.2
Total revenue	$4,718.6	$4,493.7	$4,712.1

Competitive Strengths
We believe that the following strengths differentiate us from our competitors:
Global Fashion Luxury Group Led by a World-Class Management Team and Renowned Designers. We are a global fashion luxury group of industry-leading fashion luxury brands led by a world-class management team and renowned designers. With the acquisition of Jimmy Choo on November 1, 2017, we brought together two iconic brands that are industry leaders in style and trend.
The Michael Kors brand was launched over 35 years ago by Mr. Michael Kors, a world-renowned designer, who personally leads our experienced design team for the Michael Kors brand. Mr. Kors and his team are responsible for conceptualizing and directing the design of all of our products, and their design leadership is a unique advantage that we possess. Mr. Kors has received a number of awards, which recognize the contribution Mr. Kors and his team have made to the fashion industry and our Company. We believe that the Michael Kors brand name has become synonymous with luxurious fashion that is timeless and elegant, expressed through sophisticated accessories and ready-to-wear collections. Each of our collections exemplifies the jet-set lifestyle and features high quality designs, materials and craftsmanship. Some of the most widely recognized global trendsetters—including celebrities such as Cate Blanchett, Viola Davis, Ashley Graham, Kate Hudson, Scarlett Johansson, Angelina Jolie, Nicole Kidman, Jennifer Lawrence, Blake Lively, Jennifer Lopez, Gwyneth Paltrow, Taylor Swift, and the Duchess of Cambridge wear our Michael Kors collections.
Jimmy Choo’s design team is led by Sandra Choi (niece of Mr. Jimmy Choo, O.B.E.), who has been the Creative Director for the Jimmy Choo brand since its inception in 1996. Jimmy Choo’s design team has a proven track record of developing Ms. Choi’s conceptual visions into sought-after luxury products each year through a structured process encompassing line plans, designs, prototypes, edits and pre-launch samples. Jimmy Choo products are unique, instinctively seductive and chic. The Jimmy Choo brand offers classic and timeless luxury products, as well as innovative products that are intended to set and lead fashion trends. Jimmy Choo’s products have a strong red carpet presence and are often worn by global celebrities, including Jessica Biel, Reese Witherspoon, Laura Dern, Michelle Pfeiffer, Mandy Moore, Emma Roberts, Sandra Bullock, Emily Blunt, Rachel Weisz, and Natalie Dormer.
Our design teams are supported by our senior management team with extensive experience across a broad range of disciplines in the retail industry, including design, sales, marketing, public relations, merchandising, real estate, supply chain and finance. With an average of 22 years of experience in the retail industry, including at a number of public companies, and an average of ten years with the Company, our senior management team has strong creative and operational experience and a successful track record.
Leveraging our Success in the Accessories Product Category. The strength of our Michael Kors luxury collection and our accessible luxury MICHAEL Michael Kors line, have allowed us to expand our brand awareness and position Michael Kors as one of the leading global luxury brands in the accessories product categories. Capitalizing on the success of our accessories product category, we are continuing to grow and diversify our Michael Kors brand through other product categories, such as men’s apparel and accessories, dresses and wearable technology. In addition, we believe that we can leverage this success to further develop and grow the accessories product line of the recently acquired Jimmy Choo business.
Proven Multi-Format Michael Kors Retail Business with Future Growth Opportunity. In Fiscal 2018, our MK Retail segment reported revenue of $2.712 billion, which represented a 5.4% increase from revenue of $2.572 billion in Fiscal 2017. Within our MK Retail segment we have four primary retail store formats: collection stores, lifestyle stores (including concessions), outlet stores and e-commerce sites. Our collection stores are located in some of the world’s most prestigious shopping areas, such as Madison Avenue in New York and Rodeo Drive in California, and are generally 2,900 square feet in size. Our lifestyle stores are located in some of the world’s most frequented metropolitan shopping locations and leading regional shopping centers, and are generally 2,800 square feet in size. We also extend our reach to additional consumer groups through our outlet stores, which are generally 4,100 square feet in size. We also have e-commerce sites in the U.S., Canada, certain parts of Europe, China, Japan and South Korea.
Strong Relationships with Premier Michael Kors Wholesale Customers. We partner with leading wholesale customers for the Michael Kors brand, such as Bergdorf Goodman, Saks Fifth Avenue, Neiman Marcus, Harrods, Bloomingdale’s and Macy’s in North America, as well as Harvey Nichols, Printemps, Selfridges and Galeries Lafayette in Europe. These relationships enable us to access large numbers of our key consumers in a targeted manner. Our Michael Kors “shop-in-shops” have specially trained staff, as well as customized fixtures, wall casings, decorative items, and flooring, and provide department store consumers with a more personalized shopping experience than traditional retail department store configurations. Michael Kors has also engaged with its wholesale customers on various initiatives and has continued to enter into innovative supply chain partnerships with its wholesale customers designed to increase the speed at which Michael Kors products reach the ultimate consumer. During Fiscal

2018, we have continued to strategically decrease promotional activity, which resulted in a reduction in shipments of Michael Kors products within our wholesale channel. While we believe that this is necessary to appropriately position the Michael Kors brand long-term, revenue for our MK Wholesale segment decreased by 7.7% from $1.776 billion in Fiscal 2017 to $1.639 billion in Fiscal 2018.
Innovative Product Offerings from our Michael Kors Licensed Operations. The strength of our global Michael Kors brand has been instrumental in helping us build our licensing business. We collaborate with a select number of product licensees who produce and sell what we believe are products requiring specialized expertise that are enhanced by our Michael Kors brand strength, including Fossil Partners, LP. (“Fossil”) for watches and jewelry, The Estée Lauder Companies Inc. (“Estée Lauder”) for fragrances and beauty and Luxottica Group (“Luxottica”) for eyewear, among others. Total revenue for licensed products decreased slightly from $145.8 million in Fiscal 2017 to $144.9 million in Fiscal 2018, primarily due to lower geographic licensing revenue due to our acquisition of the previously licensed business in the Greater China region, and lower licensing revenues related to fashion watches, jewelry and fragrance sales, largely offset by higher licensing royalties related to Michael Kors ACCESS smartwatches and eyewear. We have continued to introduce new and innovative product offerings in collaboration with our licensees, including additional fragrance and smartwatch offerings. During Fiscal 2019, we plan to introduce a new fine jewelry product line in collaboration with Fossil.
Acquisition and Integration of Jimmy Choo, a Powerful Iconic Brand with Deep Roots in Fashion. For the period from acquisiton on November 1, 2017 through March 31, 2018, Jimmy Choo contributed incremental sales of $222.6 million. Jimmy Choo operated 182 stores as of March 31, 2018, with approximately 63% of stores represented by the brand’s new global retail store format, which has been progressively rolled out around the world during the past several years. Jimmy Choo’s retail stores average approximately 1,280 square feet, including 10 flagship locations averaging 2,600 square feet. In addition, Jimmy Choo operates e-commerce sites in the U.S., certain parts of Europe and Japan and is in the process of rolling out its omni-channel capabilities in the U.S. and Europe. In November 2017, Jimmy Choo assumed direct control of its operations in South Korea from its former geographic license partner upon expiration of the related license agreement. Jimmy Choo partners with luxury wholesale customers, including luxury department stores in the U.S. and specialty and multi-brand stores worldwide. Jimmy Choo’s wholesale customers include Nordstrom, Neiman Marcus, Bergdorf Goodman, Bloomingdales and Saks Fifth Avenue, where we have personalized space in a number of stores and specially trained personnel. In addition, Jimmy Choo generates wholesale revenue through sales of its products to its geographic licensing partners. Jimmy Choo’s growth potential is demonstrated through the success of its product licensed categories, where it has strong partnerships with Interparfums SA for fragrance and Safilo SpA for Sunglasses and Eyewear.
Business Strategy
Our goal is to continue to create shareholder value by increasing our revenue and profits and strengthening our global brands. We plan to achieve our business strategy by focusing on the following five strategic initiatives:
Trendsetting and Innovative Product Offerings. We will continue to introduce trendsetting and innovative products, as well as expand our offerings across product categories to strengthen our position as a fashion leader and generate business growth through:

•
layered strategically-priced product offerings within our iconic Michael Kors accessory product lines, introduction of new product groups and elevated product offerings with unique design, style and craftsmanship;

•	leveraging the current athletic fashion trend in accessories and footwear product categories;

•	continued Michael Kors women’s apparel growth through increased dress, outerwear and tops assortment;

•	expanded licensed product offerings in our Michael Kors smartwatch category and men’s watches, new fragrances, and through the launch of the new Michael Kors fine jewelry collection;

•	increased product offerings within our menswear and footwear businesses with focused marketing and inclusion of these product categories in our global advertising campaigns; and

•	enhancement of Jimmy Choo’s accessories and men’s product categories, while continuing to maintain the brand’s authoritative presence in footwear.
Increased Brand Engagement. We intend to continue increasing our brand engagement and customer loyalty in a number of ways, including by:

•
leveraging Mr. Kors’ global prestige and popularity through a variety of press activities and personal appearances and leveraging Jimmy Choo’s globally iconic brand through celebrity placement, editorial and digital coverage, as well as social media and product advertising;

•	continuing to evolve our premier retail stores in preeminent, high-visibility locations around the world;

•
delivering a focused message and a clear brand point of view across all marketing channels and ensuring consistency of our product messaging through global marketing campaigns and maintaining and refining our strong advertising position and editorial coverage in global fashion publications;

•	continuing to grow our customer database in order to create a more personalized shopping experience catered to our customers’ shopping preferences;

•
evolving our digital strategy to align with the media consumption habits of our target markets to ensure that we are promoting the right message to the right person at the right time and leveraging our social media presence to drive targeted, personalized reach;

•	growing our Michael Kors VIP customer loyalty program, which was launched during the fourth quarter of Fiscal 2018;

•
holding semi-annual runway shows for the Michael Kors brand that reinforce Mr. Kors’ designer status and high-fashion image, creating excitement around the Michael Kors brand and generating global multimedia press coverage; and

•	representing our Jimmy Choo brand at high-profile celebrity events and generating global press coverage.
Optimizing Customer Experience. We plan to continue to focus on customer relationship initiatives as part of our omni-channel strategy to provide a seamless customer experience across the different channels and geographies by:

•	optimizing and further expanding our global e-commerce presence, in addition to launching 14 new Michael Kors e-commerce sites in Europe and Asia during Fiscal 2018;

•
continuing to enhance customer experience globally through omni-channel order fulfillment, including by filling online orders through our retail stores and through our click-and-collect service offerings;

•
continued investment in new leading edge mobile technologies across our retail store and e-commerce network with endless aisle capabilities, allowing our customers to order a wider range of products and have them shipped to their homes, enhanced styling and wardrobe-building tools and customer-preferred communication capabilities; and

•	continued investments in our retail stores globally, including store renovations targeted to enhance customer experience.
Investing in Technology. We intend to continue making investments in technology to support our business by:

•
continuing to make investments in in-store technology and evolve our digital experience in response to the shift in consumer preferences toward mobile devices with a focus on addressing new levels of customer service expectations;

•	making investments in systems necessary to support our information technology infrastructure, including our financial systems;

•	investing in customer relationship management systems and processes to personalize our marketing efforts; and

•	utilizing our proprietary platforms to drop ship orders to our wholesale customers;
Expanding Our Global Presence. We will continue to increase our global penetration in Asia and Europe and leverage our existing operations in international locations to increase global brand awareness and market share by:

•
growing our recently acquired Jimmy Choo business through new store openings worldwide, with a focus on Asia, and through taking direct control of certain businesses operated by geographic licensees, as well as continuing to grow our travel retail business;

•	providing a consistent, sophisticated jet-set lifestyle experience to our Michael Kors customers around the world;

•	investing in new retail stores, primarily in Asia and further expanding our international e-commerce presence; and

•
elevating the Michael Kors store experience and optimizing the Michael Kors store fleet through the closing of 100-125 stores to improve store profitability (the “Retail Fleet Optimization Plan”), as well as continuing to grow the Michael Kors mens’ business, apparel and footwear product categories around the world.

Collections and Products
Our total revenue by major product category is as follows (in millions):

	Fiscal Years Ended
	March 31, 2018	% of Total	April 1, 2017	% of Total	April 2, 2016	% of Total
Accessories	$3,057.0	64.8%	$3,061.4	68.1%	$3,179.7	67.5%
Footwear	656.9	13.9%	462.0	10.3%	491.0	10.4%
Apparel	604.6	12.8%	543.2	12.1%	543.7	11.5%
Licensed product	249.7	5.3%	281.3	6.3%	324.4	6.9%
Licensing revenue	150.4	3.2%	145.8	3.2%	173.3	3.7%
Total revenue	$4,718.6		$4,493.7		$4,712.1
Michael Kors
Michael Kors has three primary collections that offer accessories, footwear and apparel: Michael Kors Collection, MICHAEL Michael Kors and Michael Kors Mens, all of which are offered through our MK Retail and MK Wholesale segments. We also offer licensed products through our MK Retail segment.
Michael Kors Collection
The Michael Kors Collection is a sophisticated designer collection for women based on a philosophy of essential luxury and pragmatic glamour. The collection includes ready-to-wear and accessories, including handbags and small leather goods, and footwear, many of which are made from fine quality leathers. Generally, our women’s handbags and small leather goods retail from $300 to $6,000, our footwear retails from $300 to $1,500 and our ready-to-wear retails from $400 to $7,500.
MICHAEL Michael Kors
MICHAEL Michael Kors has a strong focus on women’s accessories, primarily handbags and small leather goods, as well as footwear and apparel for women, and is carried in all of our lifestyle stores as well as leading department stores throughout the world. MICHAEL Michael Kors offers handbags designed to meet the fashion and functional requirements of our broad and diverse consumer base; small leather goods such as clutches, wallets, wristlets and cosmetic cases; footwear; and apparel, including dresses, tops, jeans, pants, skirts, shorts and outerwear. Generally, our handbags retail from $200 to $600, our small leather goods retail from $45 to $250, our footwear retails from $50 to $300 and our apparel retails from $75 to $600.
Michael Kors Mens
Michael Kors Mens is an innovative collection of men’s ready-to-wear, accessories, and footwear with a modern American style. Our menswear apparel retails from $50 to $1,000, our men’s accessories generally retail from $40 to $800 and our men’s footwear retails from $200 to $400.
Michael Kors Licensed Products
Watches. Fossil has been our exclusive Michael Kors watch licensee since 2004. Watches are sold in our retail stores, our e-commerce sites and by Fossil to wholesale customers in addition to select watch retailers. Generally, our fashion watches retail from $150 to $595.
Wearable Technology. In addition to the fashion watch and jewelry product categories, Fossil is our exclusive licensee for Michael Kors ACCESS smartwatches, which were first introduced in Fiscal 2017 and retail from $350 to $500.
Jewelry. Fossil has been our exclusive Michael Kors fashion jewelry licensee since 2010. Our jewelry product line is complementary to our watches and accessories lines and is comprised of bracelets, necklaces, rings and earrings. Our jewelry is sold in our retail stores, our e-commerce sites and by Fossil to wholesale customers in addition to other specialty stores. Generally, our jewelry retails from $55 to $500. During Fiscal 2019, Michael Kors plans to transition its fashion jewelry product category to a new line of fine jewelry.

Eyewear. Since 2015, Luxottica has been Michael Kors exclusive eyewear licensee for developing distinctive eyewear inspired by our collections. Our eyewear products are focused on status eyewear with sunglasses serving as a key category. Eyewear is sold in our retail stores, on our e-commerce sites and by Luxottica to wholesale customers in addition to select sunglass retailers and prescription eyewear providers. Generally, our eyewear retails from $100 to $210.
Fragrance and Beauty. Estée Lauder has been Michael Kors exclusive women’s and men’s fragrance licensee since 2003. Fragrances are sold in our retail stores, on our e-commerce sites and by Estée Lauder to wholesale customers in addition to select fragrance retailers. Our fragrance and related products generally retail from $30 to $125.
Jimmy Choo
Jimmy Choo offers a distinctive, glamorous and fashion-forward product range, enabling it to develop into a leading global luxury accessories brand, whose core product offerings are women’s luxury shoes, complemented by accessories, including handbags, smaller leather goods, scarves and belts, as well as a growing men’s luxury shoes and accessories business. Approximately 78% of the Jimmy Choo’s revenue is comprised of luxury shoes. Generally, Jimmy Choo women’s luxury shoes retail from $425 to $4,600, accessories retail from $600 to $4,800 and men’s shoes retail from $170 to $2,500.
Certain product categories such as Jimmy Choo fragrances, sunglasses and eyewear are produced under product licensing agreements. Interparfums SA is the exclusive licensee for Jimmy Choo fragrances and Safilo SpA is the exclusive licensee for Jimmy Choo sunglasses and eyewear. Generally, Jimmy Choo eyewear retails from $295 to $645 and Jimmy Choo fragrances retail from $55 to $115.
Advertising and Marketing
Our marketing strategy is to deliver a brand and product message that is consistent with each of our global brands across all customer touch points on their path from brand consideration through purchase. Our global image is created and executed internally by our creative marketing, visual merchandising and public relations teams, which helps ensure the consistency of our brands messaging.
In Fiscal 2018, we recognized approximately $167.1 million in advertising and marketing expenses globally. We engage in a wide range of integrated marketing programs, across various marketing channels including but not limited to email marketing, print advertising, outdoor advertising, digital marketing, social media, direct print mailings, public relations outreach, visual merchandising and partnership marketing, in an effort to engage our existing and potential customer base and ultimately stimulate sales in a consumer-preferred shopping venue. In addition, our Michael Kors spring and fall ready-to-wear collections, along with our latest accessories, are showcased at New York Fashion Week. The Michael Kors semi-annual runway shows and Jimmy Choo celebrity placements generate extensive media coverage. Jimmy Choo is also the leading brand in editorial coverage for women’s luxury shoes globally.
Our growing e-commerce businesses provide us with an opportunity to increase the size of our customer database and to communicate with our consumers to increase online and physical store sales, as well as build brand awareness for Michael Kors and Jimmy Choo. We are continuously improving the functionalities and features on our e-commerce sites to create innovative ways to keep our brands at the forefront of consumers’ minds by offering a broad selection of products, including accessories, apparel, and footwear. Since e-commerce growth is critical to our overall growth strategy, we continued to expand our global e-commerce presence by launching new Michael Kors e-commerce sites in 14 additional countries in Europe and South Korea during Fiscal 2018, increasing our total e-commerce site presence to 25 Michael Kors e-commerce sites as of March 31, 2018. In addition, Jimmy Choo operates e-commerce sites in the U.S., certain parts of Europe and Japan as of March 31, 2018.
Manufacturing and Sourcing
We contract for the purchase of finished goods principally with independent third-party manufacturing contractors, whereby the manufacturing contractor is generally responsible for the entire manufacturing process, including the purchase of piece goods and trim.
We allocate product manufacturing for the Michael Kors brand among third-party agents based on their capabilities, the availability of production capacity, pricing and delivery. Michael Kors also has relationships with various agents who source our finished goods with numerous manufacturing contractors on our behalf. Although our relationships with our manufacturing contractors or agents are generally terminable at any time, we believe we have mutually satisfactory relationships with these third parties. This multi-supplier strategy provides specialist skills, scalability, flexibility and speed to market, as well as diversifies risk. In Fiscal 2018 and Fiscal 2017, one third-party agent sourced approximately 23.9% and 21.8% of our Michael Kors finished goods purchases, respectively, based on unit volume. In Fiscal 2018, Michael Kors’ largest manufacturing contractor, who primarily produces its products in China and who Michael Kors has worked with for over 10 years, accounted for the production of 19.9% of its finished products, based on unit volume. In Fiscal 2018, by dollar volume, approximately 94.7% of our Michael Kors products were produced in Asia and Europe. See “Import Restrictions and Other Government Regulations” and Item 1A. —“Risk Factors” — “We primarily use foreign manufacturing contractors and independent third-party agents to source our finished goods, which poses legal, regulatory, political and economic risks to our business operations.”
Manufacturing contractors and agents for our Michael Kors brand operate under the close supervision of our Michael Kors global manufacturing divisions and buying agents headquartered in North America, Europe and Asia. All products are produced according to our specifications. Production staff monitors manufacturing at supplier facilities in order to correct problems prior to shipment of the final product. Quality assurance is focused on as early as possible in the production process, allowing merchandise to be received at the distribution facilities and shipped to customers with minimal interruption.
Jimmy Choo products are also manufactured by third-party manufacturing contractors. Approximately 92% of Jimmy Choo products are produced by specialists in the Florence and Veneto regions of Italy and the remaining 8% are produced in Spain. For the period covering November 1, 2017 through March 31, 2018, one manufacturer accounted for approximately 16.0% of Jimmy Choo’s finished goods purchases, based on unit volume. Jimmy Choo has a product development facility in Florence and enjoys longstanding and close partnerships with its supplier base. Jimmy Choo has a 33% ownership interest in one factory, which is dedicated to Jimmy Choo production. Jimmy Choo typically only purchases finished goods and does not purchase raw materials, except for development purposes.
Distribution
Our primary Michael Kors distribution facility in the U.S. is the 1,284,420 square foot leased facility in Whittier, California, which we operate directly and services our Michael Kors retail stores, Michael Kors e-commerce site, and our Michael Kors wholesale operations in the U.S. We also engage in omni-channel order fulfillment by filling online orders through our Michael Kors retail stores and through our click-and-collect service offerings. Our primary Michael Kors distribution facility in Europe is our Company-owned and operated 1,108,680 square foot distribution facility in Holland, which supports our European operations for the Michael Kors brand, including our European e-commerce sites. We also have a regional Michael Kors distribution center in Canada, which is leased, as well as regional Michael Kors distribution centers in China, Hong Kong, Japan, South Korea and Taiwan, which are operated by third-parties.
Jimmy Choo uses a shared central warehouse facility in Contone, Switzerland, which acts as a global hub for all Jimmy Choo operations. From there, products are shipped to regional warehouses in the United Kingdom, U.S., China, Hong Kong, South Korea, Japan and United Arab Emirates, largely supporting the Jimmy Choo retail and e-commerce businesses. Shipments to wholesale customers globally are made from Switzerland and the U.S., with some further local fulfillment. All of the distribution facilities utilized by Jimmy Choo are operated by third parties and are shared with other businesses. This flexible method reinforces the speed and efficiency of the supply chain and allows the business to deliver Jimmy Choo product and collections to market rapidly and in line with the industry’s fashion calendar.
Intellectual Property
We own the Michael Kors, MICHAEL Michael Kors and Jimmy Choo trademarks, as well as other material trademark rights related to the production, marketing and distribution of our products, both in the United States and in other countries in which our products are principally sold. We also have trademark applications pending for a variety of related marks and logos. We expect that our material trademarks will remain in full force and effect for as long as we continue to use and renew them.
Pursuant to an agreement entered into by Mr. Kors in connection with the acquisition by our former principal shareholder of a majority interest in the Company in 2003, Mr. Kors (i) represented that all intellectual property rights used in connection with the Company’s business at such time were owned exclusively by the Company, (ii) assigned to the Company (to the extent not already assigned to and owned by the Company) exclusive worldwide rights in perpetuity to the “Michael Kors” name and trademark and all derivations thereof, as well as to Mr. Kors’ signature and likeness, and all goodwill associated therewith, (iii) agreed not to take any action against the Company inconsistent with such ownership by the Company (including, without limitation, by asserting any privacy, publicity or moral rights) and (iv) agreed not to use, whether or not he is employed by the Company, any of such intellectual property in connection with any commercial enterprise (provided that he may use the name Michael Kors as his legal name only, and not as service mark or trade name, to identify himself personally and to engage in charitable activities and other activities that do not compete with any businesses of the Company). Similarly, in 2001, Mr. Jimmy Choo O.B.E. assigned all right, title and interest in and to the Jimmy Choo name and related copyrights and design rights (and related registrations and applications) to Jimmy Choo. Mr. Jimmy Choo O.B.E. has no involvement in the Jimmy Choo business.

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
Employees
At the end of Fiscal 2018, 2017 and 2016, we had approximately 14,846, 13,702 and 12,689 total employees, respectively. As of March 31, 2018, we had approximately 8,166 full-time employees and approximately 6,680 part-time employees. Approximately 12,197 of our employees were engaged in retail selling and administrative positions and our remaining employees were engaged in other aspects of our business as of March 31, 2018. None of the employees involved with the Michael Kors brand are currently covered by collective bargaining agreements. Jimmy Choo has collective bargaining agreements that cover its employees in France, Italy and Spain. We consider our relations with both our union and non-union employees to be good.
Competition
We face intense competition in the product lines and markets in which we operate from both, existing and new competitors. Our products compete with other branded products within their product category. In varying degrees, depending on the product category involved, we compete on the basis of style, price, customer service, quality, brand prestige and recognition, among other bases. In our wholesale business, we compete with numerous manufacturers, importers and distributors of accessories, footwear and apparel for the limited space available for product display. Moreover, the general availability of manufacturing contractors allows new entrants easy access to the markets in which we compete, which may increase the number of our competitors and adversely affect our competitive position and our business. We believe, however, that we have significant competitive advantages because of the recognition of our brands and the acceptance of our brands by consumers. See Item 1A. “Risk Factors” — “The markets in which we operate are highly competitive, both within North America and internationally, and increased competition based on a number of factors could cause our profitability to decline.”
Seasonality
We experience certain effects of seasonality with respect to our business. Our MK Retail segment generally experiences greater sales during our third fiscal quarter as a result of holiday season sales. Our MK Wholesale segment generally experiences the lowest sales during our first fiscal quarter. Our Jimmy Choo segment generally experiences greater sales during our third fiscal quarter, primarily driven by the product launch calendar and holiday season sales. In the aggregate, our first fiscal quarter typically experiences less sales volume relative to the other three quarters and our third fiscal quarter generally has higher sales volume relative to the other three quarters.
Import Restrictions and Other Governmental Regulations
Virtually all of our Michael Kors merchandise imported into the U.S., Canada, Europe and Asia is subject to duties. For Jimmy Choo, duties are paid on importation to certain countries, including the U.S., China, Japan and South Korea. No duties are payable in the European Union (the “EU”), as all Jimmy Choo product is manufactured therein.
Most of the countries to which we ship could impose safeguard quotas to protect their local industries from import surges that threaten to create market disruption. The U.S. and other countries may also unilaterally impose additional duties in response to a particular product being imported at unfairly traded prices that, in such increased quantities, cause or threaten injury to the relevant domestic industry (generally known as “anti-dumping” actions). If dumping is suspected in the U.S., the U.S. government may self-initiate a dumping case on behalf of a particular industry. Furthermore, additional duties, generally known as countervailing duties, can also be imposed by the United States government to offset subsidies provided by a foreign government to foreign manufacturers if the importation of such subsidized merchandise injures or threatens to injure a United States industry. We are also subject to other international trade agreements and regulations, such as the North American Free Trade Agreement (“NAFTA”). See Item 1A. “Risk Factors” — “We primarily use foreign manufacturing contractors and independent third-party agents to source our finished goods, which poses legal, regulatory, political and economic risks to our business operations.”
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
Item 1A.     Risk Factors
You should carefully read this entire report, including, without limitation, the following risk factors and the section of this annual report entitled “Note Regarding Forward-Looking Statements.” Any of the following factors could materially adversely affect our business, results of operations and financial condition. Additional risks and uncertainties not currently known to us or that we currently view as immaterial may also materially adversely affect our business, results of operations and financial condition.
Acquisitions may not be successfully integrated and may not achieve intended benefits.
We face additional risks associated with our strategy to grow our business through acquisitions of other brands and geographic licensees, such as our acquisition of Jimmy Choo in November 2017. We may not be able to successfully integrate any licensee or any other business that we may acquire into our own business, or achieve any expected cost savings or synergies from such integration or we may determine to limit the integration of our brands. The potential difficulties that we may face that could cause the results of the acquisition of such previously licensed business, Jimmy Choo, or any other business that we may acquire to not be in line with our expectations include, among others:

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
Our acquisition of Jimmy Choo or any other entity that we may acquire may not perform as well as initially expected, which could have a material adverse effect on our results of operations and financial condition. In addition, we are required to test goodwill, brand and any other intangible assets acquired as a result of acquisitions for impairment. If such testing indicates that the carrying value of goodwill, brand or other intangible assets exceeds the related fair value, we would be required to record an impairment charge for the difference, which could have a material adverse effect on our results of operations and financial condition.
Additionally, Jimmy Choo outsources its information technology, accounting and other back office activities to a third-party service provider pursuant to an agreement effective October 2, 2017. We may incur additional expenses with the new third-party service provider. In addition, we may experience delays or difficulties in completing the transition to the new third-party service provider, which could cause material operational disruption and result in a material adverse effect on our business, results of operations and financial condition.

The long-term growth of our business depends on the successful execution of our strategic initiatives.
As part of our long-term strategy, we intend to grow our market share and revenue through the following initiatives:

•	trendsetting and innovative product offerings;

•	increased brand engagement;

•	optimizing customer experience;

•	investing in technology; and

•	expanding our global presence.
As previously announced, we also intend to optimize the Michael Kors retail store fleet, including through the closure of between 100 and 125 of our underperforming Michael Kors full-price retail stores over the next two years, in order to generate cost savings and focus on our most highly productive locations. As of March 31, 2018, we closed 47 of our Michael Kors full-price retail stores under our Retail Fleet Optimization Plan. We cannot guarantee that we will be able to successfully execute on this initiative or achieve the anticipated cost savings, efficiencies, or other benefits related to the Retail Fleet Optimization Plan.
In addition, we intend to support the growth of Jimmy Choo’s sales through retail store openings and further developing Jimmy Choo’s online presence, leveraging Jimmy Choo’s strong presence in Asia and expanding into the luxury accessories market. We cannot guarantee that we will be able to successfully execute on these strategic initiatives.
If we are unable to execute on our strategic initiatives, our business, results of operations and financial condition could be materially adversely affected.
The markets in which we operate are highly competitive, both within North America and internationally, and increased competition based on a number of factors could cause our profitability to decline.
We face intense competition for our Michael Kors brand from other domestic and foreign accessories, footwear and apparel producers and retailers, including the following brands, among others: Coach, Burberry, Guess, Ralph Lauren, Hermès, Louis Vuitton, Gucci, Marc Jacobs, Chloé, Tory Burch, Prada, Kate Spade, Tommy Hilfiger and Calvin Klein. Likewise, we face competition for our Jimmy Choo brand from the following brands: Christian Louboutin, Manolo Blahnik, Giuseppe Zanotti, Salvatore Ferragamo, Tod’s, Roger Vivier, Christian Dior, Prada, Yves Saint Laurent, Louis Vuitton and Chanel. In addition, we face competition through third party distribution channels, such as e-commerce, department stores and specialty stores. Competition is based on a number of factors, including, without limitation, the following:

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
In addition, some of our competitors may be significantly larger and more diversified than us and may have significantly greater financial, technological, manufacturing, sales, marketing and distribution resources than we do. Their greater capabilities in these areas may enable them to better withstand periodic downturns in the accessories, footwear and apparel industries, compete more effectively on the basis of price and production and more quickly develop new products. The general availability of manufacturing contractors and agents also allows new entrants easy access to the markets in which we compete, which may increase the number of our competitors and adversely affect our competitive position and our business. Any increased competition, or our failure to adequately address any of these competitive factors, could result in reduced revenues, which could adversely affect our business, results of operations and financial condition.

Competition, along with other factors such as consolidation, changes in consumer spending patterns and a highly promotional environment, could also result in significant pricing pressure. These factors may cause us to reduce our sales prices to our wholesale customers and retail consumers, which could cause our gross margins to decline if we are unable to appropriately manage inventory levels and/or otherwise offset price reductions with comparable reductions in our operating costs. If our sales prices decline and we fail to sufficiently reduce our product costs or operating expenses, our profitability may decline, which could have a material adverse effect on our business, results of operations and financial condition.
Our retail stores are heavily dependent on the ability and desire of consumers to travel and shop and a decline in consumer traffic could have a negative effect on our comparable store sales and/or average sales per square foot and store profitability resulting in impairment charges, which could have a material adverse effect on our business, results of operations and financial condition.
Reduced travel resulting from economic conditions, fuel shortages, increased fuel prices, travel restrictions, travel concerns and other circumstances, including adverse weather conditions, disease epidemics and other health-related concerns, war, terrorist attacks or the perceived threat of war or terrorist attacks could have a material adverse effect on us, particularly if such events impact our customers' desire to travel to our retail stores. In addition, other factors that could impact the success of our retail stores include: (i) the location of the mall or the location of a particular store within the mall; (ii) the other tenants occupying space at the mall; (iii) vacancies within the mall; (iv) increased competition in areas where the malls are located; (v) the amount of advertising and promotional dollars spent on attracting consumers to the malls; and (vi) a shift toward online shopping. A decline in consumer traffic could have a negative effect on our comparable store sales and/or average sales per square foot and store profitability. If our retail stores underperform due to declining consumer traffic or otherwise and our expected future cash flows of the related underlying retail store asset do not exceed such asset’s carrying value, we may incur store impairment charges. A decline in future comparable store sales or average sales per square foot decline or failure to meet market expectations or the incurrence of impairment charges relating to our retail store fleet could have a material adverse effect on our business, results of operations and financial condition.
In addition, the aggregate results of operations of our stores have fluctuated in the past and can be expected to continue to fluctuate in the future. A variety of factors affect both comparable store sales and average sales per square foot, including, among others, fashion trends, competition, current economic conditions, pricing, inflation, the timing of the release of new merchandise and promotional events, changes in our merchandise mix, the success of marketing programs and weather conditions. If we misjudge the market for our products, we may incur excess inventory for some of our products and miss opportunities for other products. These factors may cause our comparable store sales results and average sales per square foot in the future to be materially lower than in recent periods and our expectations, which could have a material adverse effect on our business, results of operations and financial condition.
We may not be able to respond to changing fashion and retail trends in a timely manner, which could have a material adverse effect on our brands, business, results of operations and financial condition, including from excess inventory if we misjudge the demand for our products.
The accessories, footwear and apparel industries have historically been subject to rapidly changing fashion trends and consumer preferences. We believe that our success is largely dependent on the images of our brands and ability to anticipate and respond promptly to changing consumer demands and fashion trends in the design, styling, production, merchandising and pricing of products. If we do not correctly gauge consumer needs and fashion trends and respond appropriately, consumers may not purchase our products and our brand names and the images of our brands may be impaired. Even if we react appropriately to changes in fashion trends and consumer preferences, consumers may consider our brands to be outdated or associate our brands with styles that are no longer popular or trend-setting. Any of these outcomes could have a material adverse effect on our brands, our business, results of operations and financial condition. If we fail to anticipate, identify and respond effectively to changing consumer demands and fashion trends, we may be faced with significant excess inventories for some products and missed opportunities for other products. If that occurs, we may be forced to rely on markdowns or promotional sales to dispose of excess and slow-moving inventory, which may negatively impact our gross margin and profitability.
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

The accessories, footwear and apparel industries are heavily influenced by general macroeconomic cycles that affect consumer spending and a prolonged period of depressed consumer spending could have a material adverse effect on our business, results of operations and financial condition.
The accessories, footwear and apparel industries have historically been subject to cyclical variations, recessions in the general economy and uncertainties regarding future economic prospects that can affect consumer spending habits. Purchases of discretionary luxury items, such as our products, tend to decline during recessionary periods when disposable income is lower. The success of our operations depends on a number of factors impacting discretionary consumer spending, including general economic conditions, consumer confidence, wages and unemployment, housing prices, consumer debt, interest rates, fuel and energy costs, taxation and political conditions. A worsening of the economy may negatively affect consumer and wholesale purchases of our products and could have a material adverse effect on our business, results of operations and financial condition.
Our business is subject to risks associated with importing products, and the imposition of additional duties and any changes to international trade agreements could have a material adverse effect on our business, results of operations and financial condition.
There are risks inherent to importing our products. Virtually all of our Michael Kors merchandise is manufactured in Asia or Europe, and is subject to duties when imported into the United States, Canada, Europe and Asia, as applicable. Jimmy Choo products are manufactured in Europe and are subject to duties when imported to countries outside of the EU, such as the U.S., China, Japan and South Korea. Most of the countries to which we ship could impose safeguard quotas to protect their local industries from import surges that threaten to create market disruption.  The United States and other countries may also unilaterally impose additional duties in response to a particular product being imported at unfairly traded prices that cause or threaten injury to the relevant domestic industry (generally known as “anti-dumping” actions). If dumping is suspected in the United States, the United States government may self-initiate a dumping case on behalf of a particular industry. Furthermore, additional duties, generally known as countervailing duties, can also be imposed by the United States government or the governments of other countries to offset subsidies provided by a foreign government to foreign manufacturers if the importation of such subsidized merchandise injures or threatens to injure a United States industry or the industry of such other country, as applicable. If the United States imposes import duties or other protective import measures, other countries could retaliate in ways that could harm the international distribution of our products.
We are also dependent on international trade agreements and regulations, such as NAFTA.  If the United States were to withdraw from or materially modify NAFTA or certain other international trade agreements, our business could be adversely affected.
The accessories, footwear and apparel sold by us are also subject to import regulations in the United States and other countries concerning the use of wildlife products for commercial and non-commercial trade, including the F&W. F&W requires that we obtain a license to import animal and fauna that are subject to regulation by F&W and can revoke (or refuse to renew) this license, seize and possibly destroy our shipments and/or fine the Company for F&W violations.

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
We are dependent on information technology systems and networks for a significant portion of our direct-to-consumer sales, including our e-commerce sites and retail business credit card transaction authorization and processing. We are responsible for storing data relating to our customers and employees and also rely on third party vendors for the storage, processing and transmission of personal and Company information. Consumers, lawmakers and consumer advocates alike are increasingly concerned over the security of personal information transmitted over the Internet, consumer identity theft and privacy and the retail industry, in particular, has been the target of many recent cyber-attacks. In addition to taking the necessary precautions ourselves, we require that third-party service providers implement reasonable security measures to protect our employees’ and customers’ identity and privacy. We do not, however, control these third-party service providers and cannot guarantee that no electronic or physical computer break-ins or security breaches will occur in the future. Our systems and technology are vulnerable from time-to-time to damage, disruption or interruption from, among other things, physical damage, natural disasters, inadequate system capacity, system issues, security breaches, “hackers,” email blocking lists, computer viruses, power outages and other failures or disruptions outside of our control. A significant breach of customer, employee or Company data could damage our reputation, our relationship with customers and our brands, and could result in lost sales, sizable fines, significant breach-notification costs and lawsuits, as well as adversely affect our results of operations. We may also incur additional costs in the future related to the implementation of additional security measures to protect against new or enhanced data security and privacy threats, or to comply with state, federal and international laws that may be enacted to address those threats.
A material disruption in our information technology systems could have a material adverse effect on our business, results of operations and financial condition.
We rely extensively on our information technology (“IT”) systems to track inventory, manage our supply chain, record and process transactions, manage customer communications, summarize results and manage our business. The failure of our IT systems to operate properly or effectively, problems with transitioning to upgraded or replacement systems, or difficulty in/failure to implement new systems, could adversely affect our business. In addition, we have e-commerce websites in the United States, Canada, certain European countries, China, Japan and South Korea, and plans to continue to expand our global e-commerce distribution. Our IT systems and websites may be subject to damage and/or interruption from power outages, computer, network and telecommunications failures, computer viruses, “hackers”, security breaches, usage errors by our employees and bad acts by our customers and website visitors. If our IT systems or websites are damaged or cease to function properly, we may have to make a significant investment to fix or replace them, and we may suffer loss of critical data (including our customer data) and interruptions or delays in our operations in the interim. Any significant disruption in our IT systems or websites could harm our reputation and credibility, and could have a material adverse effect on our business, results of operations and financial condition.
The departure of our founder, members of our executive management and other key employees could have a material adverse effect on our business.
We depend on the services and management experience of our founder and executive officers, who have substantial experience and expertise in our business. In particular, Mr. Kors, our Honorary Chairman and Chief Creative Officer, has provided design and executive leadership to the Company since its inception. He is instrumental to our marketing and publicity strategy and is closely identified with both the brand that bears his name and our Company in general. Our ability to maintain our brand image and leverage the goodwill associated with Mr. Kors’ name may be damaged if we were to lose his services. Mr. Kors has the right to terminate his employment with us without cause. In addition, the leadership of John D. Idol, our Chairman and Chief Executive Officer, has been a critical element of our success. We also depend on other key employees involved in our licensing, design and advertising operations. Competition for qualified personnel in the apparel industry is intense, and competitors may use aggressive tactics to recruit our executive officers and key employees. Although we have entered into employment agreements with Mr. Kors and certain of our other executive officers, including Mr. Idol, we may not be able to retain the services of such individuals in the future. In addition, Michael Kors attaches great importance to the skills and experience of Jimmy Choo’s existing management team, including Ms.Sandra Choi, and thus the risk of dependence on key members of management may be further exacerbated by the acquisition. The loss of services of one or more of these individuals or any negative public perception with respect to, or relating to, the loss of one or more of these individuals could have a material adverse effect on our business, results of operations and financial condition.

Fluctuations in our tax obligations and changes in tax laws, treaties and regulations may have a material adverse impact on our future effective tax rates and results of operations.
Our subsidiaries are subject to taxation in the U.S. and various foreign jurisdictions, with the applicable tax rates varying by jurisdiction. As a result, our overall effective tax rate is affected by the proportion of earnings from the various tax jurisdictions. We record tax expense based on our estimates of taxable income and required reserves for uncertain tax positions in multiple tax jurisdictions. At any time, there are multiple tax years that are subject to examinations by various taxing authorities. The ultimate resolution of these audits and negotiations with taxing authorities may result in a settlement amount that differs from our original estimate. Any proposed or future changes in tax laws, treaties and regulations or interpretations where we operate could have a material adverse effect on our effective tax rates, results of operations and financial condition.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. corporate income tax system including, among other things, lowering the U.S. statutory federal tax rate to 21% and implementing a territorial tax system. The Tax Act also adds many new provisions, including changes to bonus depreciation, limits on the deductions for executive compensation and interest expense, a tax on global intangible low-taxed income (“GILTI”), the base erosion anti-abuse tax (“BEAT”) and a deduction for foreign derived intangible income (“FDII”). The final transition impacts of the Tax Act may differ from our initial estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, or any changes in accounting standards for income taxes or related interpretations in response to the Tax Act. In addition, once we finalize certain tax positions when we file our 2017 U.S. tax return, we will be able to conclude whether any further adjustments are required to our deferred tax balances in the U.S., as well as to the total liability associated with the one-time mandatory tax.
On March 26, 2015, the United Kingdom (“U.K.”) enacted new Diverted Profits Tax legislation (the “DPT”), which was effective on April 1, 2015. Under the DPT, profits of certain multinational enterprises (such as the Company) deemed to have been artificially diverted from the U.K. will be taxed at a rate of 25%. While the Company believes that all of its affiliated entities and the transactions among them have the required economic substance, there is no assurance that this legislation will not have a material effect on its results of operations and financial condition.
We and our subsidiaries are also engaged in a number of intercompany transactions. Although we believe that these transactions reflect arm’s-length terms and that proper transfer pricing documentation is in place, the transfer prices and conditions may be scrutinized by local tax authorities, which could result in additional tax liabilities. On October 5, 2015, the Organization for Economic Co-operation and Development (OECD), an international association of thirty four countries, including the U.S. and U.K., released the final reports from its Base Erosion and Profit Shifting (BEPS) Action Plans. The BEPS recommendations covered a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules and tax treaties. Future tax reform resulting from this development may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities.
We face risks associated with operating in international markets and our strategy to continue to expand internationally.
We operate on a global basis, with approximately 40.3% of our total revenue from operations outside of the U.S. during Fiscal 2018. As a result, we are subject to the risks of doing business internationally, including political and economic instability in foreign countries, laws, regulations and policies of foreign governments, potential negative consequences from changes in taxation policies, political or civil unrest, acts of terrorism, military actions or other conditions. Economic instability and unsettled regional and global conflicts may negatively affect consumer spending by foreign tourists and local consumers in the various regions where we operate, which could adversely affect our revenues and results of operations. We also sell our products at varying retail price points based on geographic location that yield different gross profit margins and we achieve different operating profit margins, depending on geographic region, due to a variety of factors including product mix, store size, occupancy costs, labor costs and retail pricing. Changes in any one or more of these factors could result in lower revenues, increased costs, and negatively impact our business, results of operations and financial condition.
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

In addition, on June 23, 2016, voters in the U.K. approved an advisory referendum to withdraw from the EU (“Brexit”). The Brexit vote and the perceptions as to the impact of the withdrawal of the U.K. from the EU may adversely affect business activity, political stability and economic conditions in the U.K., the EU and elsewhere. On March 29, 2017, the U.K. triggered Article 50 of the Lisbon Treaty formally starting negotiations with the EU The U.K. has two years to complete these negotiations. Negotiations on withdrawal and post-exit arrangements likely will be complex and protracted, and there can be no assurance regarding the terms, timing or consummation of any such arrangements. The withdrawal could adversely affect the tax, currency, operational, legal and regulatory regimes to which our businesses in the region are subject. The withdrawal could also disrupt the free movement of goods, services and people between the U.K. and the EU and significantly disrupt trade between the U.K. and the EU and other parties. There can be no assurance that any or all of these events will not have a material adverse effect on our business, results of operations and financial condition.
A substantial portion of our revenue is derived from a small number of large wholesale customers, and the loss of any of these wholesale customers could substantially reduce our total revenue.
A small number of our wholesale customers account for a significant portion of our sales. Revenue from our five largest wholesale customers represented 19.2% of our total revenue for Fiscal 2018 and 21.0% of our total revenue for Fiscal 2017. Michael Kors’ largest wholesale customer, Macy’s, accounted for 7.8% of our total revenue for Fiscal 2018 and 8.9% of our total revenue for Fiscal 2017. We do not have written agreements with any of our wholesale customers and purchases generally occur on an order-by-order basis. A decision by any of our major wholesale customers, whether motivated by marketing strategy, competitive conditions, financial difficulties or otherwise, to decrease significantly the amount of merchandise purchased from us or our licensing partners, or to change their manner of doing business with us or our licensing partners, could substantially reduce our revenue and have a material adverse effect on our profitability. During the past several years, the retail industry has experienced a great deal of consolidation and other ownership changes and we expect such changes will continue. In addition, store closings by our wholesale customers decrease the number of stores carrying our products, while the remaining stores may purchase a smaller amount of our products and/or may reduce the retail floor space designated for our brands. In the future, retailers may further consolidate, undergo bankruptcy, restructurings or reorganizations, realign their affiliations or reposition their stores’ target markets. Any of these types of actions could decrease the number of stores that carry our products or increase the ownership concentration within the retail industry. These changes could decrease our opportunities in the market, increase our reliance on a smaller number of large wholesale customers and decrease our negotiating strength with our wholesale customers. These factors could have a material adverse effect on our business, results of operations and financial condition.
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
As a result of operating retail stores and concessions in various countries outside of the U.S., we are also exposed to market risk from fluctuations in foreign currency exchange rates, particularly the Euro, the British Pound, the Chinese Renminbi, the Japanese Yen, the Korean Won and the Canadian Dollar, among others. A substantial weakening of foreign currencies against the U.S. Dollar could require us to raise our retail prices or reduce our profit margins in various locations outside of the U.S. In addition, our sales and profitability could be negatively impacted if consumers in those markets were unwilling to purchase our products at increased prices.
We are subject to risks associated with leasing retail space under long-term, non-cancelable leases and are required to make substantial lease payments under our operating leases. If we close a leased retail space, we remain obligated under the applicable lease. We also may be unable to renew leases at the end of their terms.
We do not own any of our store facilities; instead, we lease all of our stores under operating leases. Our leases generally have terms of up to 10 years, generally require a fixed annual rent and most require the payment of additional rent if store sales exceed a negotiated amount. Certain of our European stores also require initial investments in the form of key money to secure prime locations, which may be paid to landlords or existing lessees. Generally, our leases are “net” leases, which require us to pay all of the costs of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases at our option. Payments under these operating leases account for a significant portion of our operating costs. For example, as of March 31, 2018, we were party to operating leases associated with our stores as well as other corporate facilities requiring future minimum lease payments aggregating to $1.375 billion through Fiscal 2023 and approximately $531.4 million thereafter through Fiscal 2044, which included $267.6 million of future non-cancelable aggregate operating lease payments for Jimmy Choo. We previously announced that we intend to optimize the Michael Kors retail store fleet, including, through the closure of between 100 and 125 of Michael Kors full-price underperforming retail stores. In connection with our Retail Fleet Optimization Plan, we may remain obligated under the applicable lease for, among other things, payment of the base rent for the balance of the lease term. In some instances, we may be unable to close an underperforming retail store due to continuous operation provisions in our leases. In addition, as each of our leases expire, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close retail stores in desirable locations. Our substantial operating lease obligations, including with respect to closed retail spaces, could have a material adverse effect on our business, results of operations and financial condition.
Our current and future licensing arrangements may not be successful and may make us susceptible to the actions of third parties over whom we have limited control.
We have entered into a select number of product licensing agreements with companies that produce and sell, under our trademarks, products requiring specialized expertise. We have also entered into a number of select licensing agreements pursuant to which we have granted third parties certain rights to distribute and sell our products in certain geographical areas, such as the Middle East, Eastern Europe, Brazil, certain parts of Asia and Australia. In addition, we have a joint venture that covers the distribution and sale of Michael Kors branded products and the operation of retail stores in Latin America (excluding Brazil) and the Caribbean and Jimmy Choo has joint ventures in the Middle East and Russia. In the future, we may enter into additional licensing arrangements. Although we take steps to carefully select our licensing partners, such arrangements may not be successful. Our licensing partners may fail to fulfill their obligations under their license agreements or have interests that differ from or conflict with our own, such as the timing of new store openings, the pricing of our products and the offering of competitive products. In addition, the risks applicable to the business of our licensing partners may be different than the risks applicable to our business, including risks associated with each such partner’s ability to:

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

•	significant delays or disruptions in delivery of our products due to labor disputes or strikes at the location of the source of our goods and/or at ports of entry;

•	political or military conflict involving the United States or the EU, which could cause a delay in the transportation of our products and raw materials and increase transportation costs;

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

•	increases in the costs of fuel, travel and transportation;

•	imposition of duties, taxes and other charges on imports;

•	significant fluctuation of the value of the U.S. Dollar against foreign currencies; and

•	restrictions on transfers of funds out of countries where our foreign licensees are located.
We do not have written agreements with any of our third-party manufacturing contractors. As a result, any single manufacturing contractor could unilaterally terminate its relationship with us at any time. In Fiscal 2018, Michael Kors’ largest manufacturing contractor, who primarily produces its products in China and who Michael Kors has worked with for over ten years, accounted for the production of 19.9% of its finished products, based on unit volume. For the period covering November 1, 2017 through March 31, 2018 one manufacturer accounted for approximately 16.0% of Jimmy Choo’s finished goods purchases, based on unit volume. Our inability to promptly replace manufacturing contractors that terminate their relationships with us or cease to provide high quality products in a timely and cost-efficient manner could have a material adverse effect on our business, results of operations and financial condition, and impact the cost and availability of our goods.
In addition, Michael Kors uses third-party agents to source its finished goods with numerous manufacturing contractors on its behalf. Any single agent could unilaterally terminate its relationship with Michael Kors at any time. In Fiscal 2018, Michael Kors’ largest third-party agent, whose primary place of business is Hong Kong and who Michael Kors has worked with for over 10 years, sourced approximately 23.9% of its purchases of finished goods, based on unit volume. Our inability to promptly replace agents that terminate their relationships with us or cease to provide high quality service in a timely and cost-efficient manner could have a material adverse effect on our business, results of operations and financial condition.
If we fail to comply with labor laws or collective bargaining agreements, or if our manufacturing contractors fail to use acceptable, ethical business practices, our business and reputation could suffer.
We are subject to labor laws governing relationships with employees, including minimum wage requirements, overtime, working conditions and citizenship requirements. Jimmy Choo is also subject to collective bargaining agreements with respect to employees in certain European countries. Compliance with these laws and regulations, as well as collective bargaining agreements may lead to increased costs and operational complexity and may increase our exposure to governmental investigations or litigation.

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
Our trademarks, including MICHAEL KORS and MICHAEL MICHAEL KORS, JIMMY CHOO, logos and other intellectual property rights are important to our success and our competitive position. We are susceptible to others imitating our products and infringing on our intellectual property rights in the Americas, Europe, the Middle East, the Far East and elsewhere in the world in both online and offline channels. Both the Michael Kors and Jimmy Choo brands enjoy significant worldwide consumer recognition and the generally higher pricing of our products creates additional incentive for counterfeiters to infringe on our brands. We work with customs authorities, law enforcement, legal representatives and brand specialists globally in an effort to prevent the sale of counterfeit products, but we cannot guarantee the extent to which our efforts to prevent counterfeiting of our brands and other intellectual property infringement will be successful. Such counterfeiting and other infringement could dilute the Michael Kors or Jimmy Choo brand and harm our reputation and business.
Our trademark applications may fail to result in registered trademarks or provide the scope of coverage sought, and others may seek to invalidate our trademarks or block sales of our products as a violation of their trademarks and intellectual property rights. In addition, others may assert rights in, or ownership of, trademarks and other intellectual property rights of ours or in trademarks that are similar to ours or trademarks that we license and/or market, and we may not be able to successfully resolve these types of conflicts to our satisfaction. In some cases, trademark owners may have prior rights to our trademarks or similar trademarks. Furthermore, certain foreign countries may not protect trademarks and other intellectual property rights to the same extent as do the laws of the United States or the EU.
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
Our business and long-range planning process is designed to maximize our long-term growth and profitability and not to achieve an earnings target in any particular fiscal quarter. We believe that this longer-term focus is in the best interests of the Company and our shareholders. At the same time, however, we recognize that it is helpful to provide investors with guidance as to our forecast of total revenue, earnings per share, comparable store sales and other financial metrics or projections. While we generally expect to provide updates to our financial guidance when we report our results each fiscal quarter, we do not have any responsibility to update any of our forward-looking statements at such times or otherwise. In addition, any longer-term guidance that we provide is based on goals that we believe, at the time guidance is given, are reasonably attainable for growth and performance over a number of years. However, such long-range targets are more difficult to predict than our current quarter and fiscal year expectations. If, or when, we announce actual results that differ from those that have been predicted by us, outside investment analysts, or others, our share price could be adversely affected. Investors who rely on these predictions when making investment decisions with respect to our securities do so at their own risk. We take no responsibility for any losses suffered as a result of such changes in our share price.
We periodically return value to shareholders through our share repurchase program. Investors may have an expectation that we will repurchase all shares available under our share repurchase program. The market price of our securities could be adversely affected if our share repurchase activity differs from investors’ expectations or if our share repurchase program were to terminate.

Restrictive covenants in our indebtedness agreements may restrict our ability to pursue our business strategies.
On August 22, 2017, we entered into a second amended and restated senior unsecured credit facility (as amended, the “2017 Credit Facility”) with, among others, JPMorgan Chase Bank, N.A., as administrative agent. The Company and its U.S., Canadian, Dutch and Swiss subsidiaries are the borrowers under the 2017 Credit Facility. The borrowers and certain material subsidiaries of the Company provide unsecured guarantees of the 2017 Credit Facility. The agreement that governs our 2017 Credit Facility contains a number of restrictive covenants that impose operating and financial restrictions on us, and the Indenture governing our senior notes contain certain restrictions, which collectively may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:

•	incur additional indebtedness and guarantee indebtedness;

•	pay dividends or make other distributions or repurchase or redeem capital stock;

•	make loans and investments, including acquisitions;

•	sell assets;

•	incur liens;

•	enter into transactions with affiliates; and

•	consolidate, merge or sell all or substantially all of our assets.
In addition, the restrictive covenants in the credit agreement governing our New Credit Facilities require us to maintain a ratio of the sum of total indebtedness plus 6.0 times consolidated rent expense for the last four fiscal quarters to Consolidated EBITDAR of no greater than 3.5 to 1.0. Our ability to meet this financial ratio can be affected by events beyond our control and we may be unable to meet it.
A breach of the covenants or restrictions under the documents that govern our indebtedness could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the credit agreement governing our 2017 Credit Facility would permit the lenders under our 2017 Credit Facility to terminate all commitments to extend further credit under that facility. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. As a result of there restrictions, we may be:

•	limited in how we conduct our business;

•	unable to raise additional debt or equity financing to operate during general economic or business downturns; or

•	unable to compete effectively or to take advantage of new business opportunities.
These restrictions may affect our ability to grow in accordance with our strategy. In addition, our financial results, our substantial indebtedness and our credit ratings could adversely affect the availability and terms of our financing.
We have incurred a substantial amount of indebtedness, which could restrict our ability to engage in additional transactions or incur additional indebtedness.
During Fiscal 2018, we financed our acquisition of Jimmy Choo with $1.0 billion term loans (which have been partially repaid), $450.0 million of senior notes and cash on hand. As of March 31, 2018, our consolidated indebtedness was approximately $874.4 million, net of debt issuance costs and discount amortization. Our total borrowings as of March 31, 2018 included $200.0 million outstanding under our 2017 Revolving Credit Facility, senior notes of $450.0 million and term loans of $229.8 million. As of March 31, 2018, we have the capacity to borrow up to $804.7 million of additional indebtedness under our undrawn revolving credit facilities, which may be used to finance our working capital needs, capital expenditures, permitted investments, share repurchases, dividends and other general corporate purposes. This substantial level of indebtedness could have important consequences to our business including making it more difficult to satisfy our debt obligations, increasing our vulnerability to general adverse economic and industry conditions, limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and restricting us from pursuing certain business opportunities. In addition, the terms of our credit facility contain affirmative and negative covenants, including a leverage ratio, and the instruments governing our indebtedness limit our ability to incur debt, grant liens, engage in mergers and dispose of assets. These consequences and limitations could reduce the benefits we expect to achieve from the acquisition of Jimmy Choo or impede our ability to engage in future business opportunities or strategic acquisitions.

Our ability to make payments on and to refinance our debt obligations and to fund planned capital expenditures depends on our ability to generate cash from our operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot guarantee that our business will generate sufficient cash flow from our operations or that future borrowings will be available to us in an amount sufficient to enable us to make payments of our debt, fund other liquidity needs and make planned capital expenditures. In addition, our ability to access the credit and capital markets in the future as a source of funding, and the borrowing costs associated with such financing, is dependent upon market conditions and our credit rating and outlook.
Failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting, which could harm our business and cause a decline in the price of our ordinary shares.
As a public company we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. If our management is unable to certify the effectiveness of our internal controls or if our independent registered public accounting firm cannot render an opinion on the effectiveness of our internal control over financial reporting, or if material weaknesses in our internal controls are identified, we could be subject to regulatory scrutiny and a loss of public confidence, which could have an adverse effect on our business and cause a decline in the price of our ordinary shares.
The integration of Jimmy Choo into our internal control over financial reporting will require significant time and resources from our management and other personnel and will increase our compliance costs. If we fail to successfully integrate these operations, our internal control over financial reporting may not be effective. In addition, if Jimmy Choo’s internal control over financial reporting is found to be ineffective, the integrity of Jimmy Choo’s past financial statements could be adversely impacted.
Provisions in our organizational documents may delay or prevent our acquisition by a third party.
Our Memorandum and Articles of Association (together, as amended from time to time, our “Memorandum and Articles”) contain several provisions that may make it more difficult or expensive for a third party to acquire control of us without the approval of our board of directors. These provisions also may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our shareholders receiving a premium over the market price for their ordinary shares. These provisions include, among others:

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
Item 1B.     Unresolved Staff Comments
None.

Item 2.    Properties
The following table sets forth the location, use and size of our significant distribution and corporate facilities as of March 31, 2018, all of which are leased with the exception of our distribution center in Holland, which is owned. The leases expire at various times through Fiscal 2044, subject to renewal options.

Location	Use	Approximate Square Footage
Whittier, CA	Michael Kors U.S. Distribution Center	1,284,420
Venlo, Holland	Michael Kors European Distribution Center	1,108,680
Montreal, Quebec	Michael Kors Canadian Corporate Office and Distribution Centers (1)	334,450
New York, NY	Michael Kors U.S. Corporate Offices and Corporate Headquarters	262,450
East Rutherford, NJ	Michael Kors U.S. Corporate Offices and Corporate Headquarters	53,480
Manno, Switzerland	Michael Kors European Corporate Offices	25,830
London, England	Jimmy Choo EMEA Regional Corporate Offices	23,950
Secaucus, NJ	Michael Kors U.S. Distribution Center	22,760
London, England	Michael Kors Regional Corporate Offices	21,650
New York, NY	Jimmy Choo U.S. Regional Corporate Offices	17,580
Shanghai, China	Michael Kors Regional Corporate Offices	16,150
Tokyo, Japan	Michael Kors Regional Corporate Offices	15,330

(1)
In December 2017, we leased a new facility in Montreal, Quebec, which is approximately 150,440 square feet, which will support our Michael Kors and Jimmy Choo operations in Canada. We are currently in the process transitioning out of our current 168,650 square foot facility, which is exclusive to Michael Kors.

As of March 31, 2018, we also occupied 1,011 leased retail stores worldwide (including concessions). We consider our properties to be in good condition and believe that our facilities are adequate for our operations and provide sufficient capacity to meet our anticipated requirements.
Other than the land and building for our European distribution center in Venlo, Holland, fixed assets related to our stores (e.g. leasehold improvements, fixtures, etc.) and computer equipment, we did not own any material property as of March 31, 2018.
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
Market Information
Our ordinary shares trade on the NYSE under the symbol “KORS”. At March 31, 2018, there were 149,698,407 ordinary shares outstanding, and the closing sale price of our ordinary shares was $62.08. Also as of that date, we had approximately 220 ordinary shareholders of record. The table below sets forth the high and low closing sale prices of our ordinary shares for the periods indicated:

	High	Low
Fiscal 2018 Quarter Ended:
July 1, 2017	$38.65	$33.05
September 30, 2017	$48.55	$33.25
December 30, 2017	$64.03	$47.00
March 31, 2018	$68.14	$59.80

Fiscal 2017 Quarter Ended:
July 2, 2016	$56.35	$40.70
October 1, 2016	$52.90	$46.79
December 31, 2016	$51.76	$42.75
April 1, 2017	$43.56	$36.02
Share Performance Graph
The line graph below compares the cumulative total shareholder return on our ordinary shares with the Standard & Poor’s 500 Index (GSPC), the S&P Retailing Index (RLX), and a peer group index of companies that we believe are closest to ours for the five-year period from March 29, 2013 through March 29, 2018, the last business day of the our fiscal year. The peer group index consists of the following companies: Tapestry, Inc., Guess?, Inc., PVH Corp., L Brands, Inc., Ralph Lauren Corporation, Tiffany & Co. and VF Corporation. The graph below assumes that an investment of $100 made at the closing of trading on March 29, 2013, in (i) our ordinary shares, (ii) the shares comprising the GSPC, (iii) the shares comprising the RLX and (iv) the shares comprising our peer group index. All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable time period.

Issuer Purchases of Equity Securities
On May 25, 2017, our Board of Directors authorized a $1.0 billion share repurchase program. We also have in place a “withhold to cover” repurchase program, which allows us to withhold ordinary shares from certain executive officers and directors to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards.
The following table provides information regarding our ordinary share repurchases during the three months ended March 31, 2018:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximated Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (in millions)
December 31 – January 27	—	$—	—	$842.2
January 28 – February 24	3,157,459	$63.34	3,157,459	$642.2
February 25 – March 31	—	$—	—	$642.2
	3,157,459		3,157,459
Item 6.    Selected Financial Data
The following table sets forth selected historical consolidated financial and other data for Michael Kors Holdings Limited and its consolidated subsidiaries for the periods presented. The statements of operations data for Fiscal 2018, Fiscal 2017 and Fiscal 2016 and the balance sheet data as of the end of Fiscal 2018 and Fiscal 2017 have been derived from our audited consolidated financial statements included elsewhere in this report. The statements of operations data for Fiscal 2015 and Fiscal 2014 and the balance sheet data as of the end of Fiscal 2016, Fiscal 2015 and Fiscal 2014 have been derived from our prior audited consolidated financial statements, which are not included in this report.
The selected historical consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this annual report.

	Fiscal Years Ended
	March 31, 2018	April 1, 2017	April 2, 2016 (1)	March 28, 2015	March 29, 2014
	(data presented in millions, except for shares and per share data)
Statement of Operations Data:
Total revenue	$4,718.6	$4,493.7	$4,712.1	$4,371.5	$3,310.8
Cost of goods sold	1,859.3	1,832.3	1,914.9	1,723.8	1,294.7
Gross profit	2,859.3	2,661.4	2,797.2	2,647.7	2,016.1
Selling, general and administrative expenses	1,766.8	1,541.2	1,428.0	1,251.5	926.9
Depreciation and amortization	208.6	219.8	183.2	138.4	79.7
Impairment of long-lived assets	32.7	199.2	10.9	0.8	1.3
Restructuring and other charges (2)	102.1	11.3	—	—	—
Total operating expenses	2,110.2	1,971.5	1,622.1	1,390.7	1,007.9
Income from operations	749.1	689.9	1,175.1	1,257.0	1,008.2
Other income	(1.7)	(5.4)	(3.7)	(1.6)	—
Interest expense, net	22.3	4.1	1.7	0.2	0.4
Foreign currency (gain) loss	(13.3)	2.6	4.8	2.6	0.1
Income before provision for income taxes	741.8	688.6	1,172.3	1,255.8	1,007.7
Provision for income taxes	149.7	137.1	334.6	374.8	346.2
Net income	592.1	551.5	837.7	881.0	661.5
Less: Net income (loss) attributable to noncontrolling interests	0.2	(1.0)	(1.4)	—	—
Net income attributable to MKHL	$591.9	$552.5	$839.1	$881.0	$661.5

Weighted average ordinary shares outstanding:
Basic	152,283,586	165,986,733	186,293,295	202,680,572	202,582,945
Diluted	155,102,885	168,123,813	189,054,289	205,865,769	205,638,107
Net income per ordinary share(3):
Basic	$3.89	$3.33	$4.50	$4.35	$3.27
Diluted	$3.82	$3.29	$4.44	$4.28	$3.22

(1)	Fiscal year ended April 2, 2016 contained 53 weeks, whereas all other fiscal years presented are based on 52-week periods.

(2)
Restructuring and other charges includes store closure costs recorded in connection with the Retail Fleet Optimization Plan, as well as transaction and transition costs recorded in connection with the acquisitions of Jimmy Choo and Michael Kors (HK) Limited and Subsidiaries (see Note 3 and Note 9 to the accompanying audited consolidated financial statements).

(3)
Basic net income per ordinary share is computed by dividing net income available to ordinary shareholders of MKHL by basic weighted average ordinary shares outstanding. Diluted net income per ordinary share is computed by dividing net income attributable to ordinary shareholders of MKHL by diluted weighted average ordinary shares outstanding.

	Fiscal Years Ended
	March 31, 2018	April 1, 2017	April 2, 2016	March 28, 2015	March 29, 2014
	(data presented in millions, except for share and store data)
Operating Data:
Comparable retail store sales (decline) growth (1)	(2.2)%	(8.3)%	(4.2)%	10.3%	26.2%
Retail stores, including concessions, end of period	1,011	827	668	526	405

Balance Sheet Data:
Working capital	$301.8	$598.9	$1,234.3	$1,663.4	$1,438.3
Total assets	$4,059.0	$2,409.6	$2,566.8	$2,684.6	$2,211.2
Short-term debt	$200.0	$133.1	$—	$—	$—
Long-term debt	$674.4	$—	$2.3	$—	$—
Shareholders’ equity of MKHL	$2,017.7	$1,592.6	$1,995.7	$2,241.0	$1,806.1
Number of ordinary shares issued	210,991,091	209,332,493	208,084,175	206,486,699	204,291,345

(1)	Fiscal year ended April 2, 2016 contained 53 weeks, whereas all other fiscal years presented are based on 52-week periods. All comparable store sales are presented on a 52-week basis.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto included as part of this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may,” “expect,” “anticipate,” “estimate,” “seek,” “intend,” “believe” or similar words concerning future events. The forward-looking statements contained herein include, without limitation, statements concerning our ability to execute on our future growth strategies, our ability to achieve intended benefits from acquisitions, future revenue sources and concentration, gross profit margins, selling and marketing expenses, capital expenditures, general and administrative expenses, capital resources, new stores, Retail Fleet Optimization Plan and anticipated cost savings, additional financings or borrowings and additional losses and are subject to risks and uncertainties including, but not limited to, those discussed in this report that could cause actual results to differ materially from the results contemplated by these forward-looking statements. We also urge you to carefully review the risk factors set forth in “Item 1A. – Risk Factors.”
Overview
Our Business
We are a global fashion luxury group of industry-leading fashion luxury brands led by a world-class management team and renowned designers. The Michael Kors brand was launched over 35 years ago by Michael Kors, whose vision has taken the Company from its beginnings as an American luxury sportswear house to a global accessories, footwear and apparel company with a global distribution network that has presence in over 100 countries through Company-operated retail stores and e-commerce sites, leading department stores, specialty stores and select licensing partners. On November 1, 2017, we completed the acquisition of Jimmy Choo and its subsidiaries (collectively, “Jimmy Choo”). The combination of Michael Kors and Jimmy Choo brought together two iconic brands that are industry leaders in style and trend and created a global fashion luxury group with a diversified geographic and product portfolio, strengthening the Company’s future revenue growth opportunities.
Michael Kors is a highly recognized luxury fashion brand in the Americas and Europe with accelerating brand awareness in other international markets. The Michael Kors (“MK”) brand features distinctive designs, materials and craftsmanship with a jet-set aesthetic that combines stylish elegance and a sporty attitude. Michael Kors offers three primary collections: the Michael Kors Collection luxury line, the MICHAEL Michael Kors accessible luxury line and the Michael Kors Mens line. The Michael Kors Collection establishes the aesthetic authority of the entire brand and is carried by many of our retail stores, our e-commerce sites, as well as in the finest luxury department stores in the world. MICHAEL Michael Kors has a strong focus on accessories, in addition to offering footwear and apparel, and addresses the significant demand opportunity in accessible luxury goods. More recently, we have begun to grow our men’s business in recognition of the significant opportunity afforded by the Michael Kors brand’s established fashion authority and the expanding men’s market. Taken together, our Michael Kors collections target a broad customer base while retaining our premium luxury image.
Since its inception, Jimmy Choo has offered a distinctive, glamorous and fashion-forward product range, enabling it to develop into a leading global luxury accessories brand, whose core product offering is women’s luxury shoes, complemented by accessories, including handbags, small leather goods, scarves and belts, as well as a growing men’s luxury shoe business. In addition, certain products such as fragrances, sunglasses and eyewear are produced under product licensing agreements. Jimmy Choo’s design team is led by Sandra Choi, who has been the Creative Director for the brand since its inception in 1996. Jimmy Choo products are unique, instinctively seductive and chic. The brand offers classic and timeless luxury products, as well as innovative products that are intended to set and lead fashion trends. The Jimmy Choo brand is represented through its global store network, its e-commerce sites, as well as through the most prestigious department and specialty stores worldwide.
Prior to the third quarter of Fiscal 2018, we had three reportable segments for our Michael Kors brand: Retail, Wholesale and Licensing. With the acquisition of Jimmy Choo, the Company began to operate in four reportable segments, which are as follows:

•
MK Retail — includes sales of Michael Kors products from 379 retail stores in the Americas (including concessions) and 450 international retail stores (including concessions) in Europe and certain parts of Asia, as well as from Michael Kors e-commerce sites in the U.S., Canada, certain parts of Europe, China, Japan and South Korea as of March 31, 2018.

•
MK Wholesale — includes wholesale sales of Michael Kors products through 1,403 department store doors and 875 specialty store doors in the Americas and through 1,048 specialty store doors and 218 department store doors internationally as of March 31, 2018. MK Wholesale also includes revenues from sales of products to Michael Kors geographic licensees.

•
MK Licensing — includes royalties and advertising contributions earned on licensed products and use of the Company’s trademarks, and rights granted to third parties for the right to operate retail stores and/or sell the Company’s products in certain geographic regions.

•
Jimmy Choo — includes worldwide sales of Jimmy Choo products through 182 retail stores (including concessions) and Jimmy Choo e-commerce sites in the U.S., certain parts of Europe and Japan, through 629 wholesale doors, as well as through product and geographic licensing arrangements, as of March 31, 2018.

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
We intend to continue to increase our international presence and global brand recognition by growing our existing international operations through acquisitions, the formation of various joint ventures with international partners, and continuing with our international licensing arrangements. We feel this is an efficient method for continued penetration into the global luxury goods market, especially for markets where we have yet to establish a substantial presence. In addition, our growth strategy includes assuming direct control of certain licensed international operations to better manage our growth opportunities in the related regions. On May 31, 2016, we acquired the previously licensed business in the Greater China region (“MKHKL”), which has operations in China, Hong Kong, Macau and Taiwan.
See Note 3 to the accompanying consolidated financial statements for additional information regarding our recent acquisitions.
Channel Shift and Demand for Our Accessories and Related Merchandise. Our performance is affected by trends in the luxury goods industry, as well as shifts in demographics and changes in lifestyle preferences. Although the overall consumer spending for personal luxury products has recently increased, consumer shopping preferences have continued to shift from physical stores to on-line shopping. We currently expect that this trend will continue in the foreseeable future. During Fiscal 2018, we have continued to strategically decrease promotional activity, which resulted in a reduction in shipments of Michael Kors products within our wholesale channel, which we believe is necessary to appropriately position the Michael Kors brand long-term. In addition, we have been strategically reducing promotional activity within our full-price retail stores. We continue to adjust our operating strategy to the changing business environment and on May 31, 2017, we announced that we plan to close between 100 and 125 of our Michael Kors full-price retail stores over the next two years in order to improve the profitability of our Michael Kors retail store fleet under our Retail Fleet Optimization Plan. Over this time period, we expect to incur approximately $100 - $125 million of one-time costs associated with these store closures. During Fiscal 2018, we closed 47 of our Michael Kors full-price retail stores under the Retail Fleet Optimization Plan, which resulted in restructuring charges of $52.6 million recorded within restructuring and other charges in our consolidated statements of operations and comprehensive income. We currently anticipate finalizing the remainder of the planned store closures under the Retail Fleet Optimization Plan over the next two fiscal years. Collectively, we anticipate ongoing annual savings of approximately $60 million as a result of the store closures and lower depreciation and amortization associated with the impairment charges recorded during Fiscal 2017 and Fiscal 2018.
Foreign currency fluctuation. Our consolidated operations are impacted by the relationships between our reporting currency, the U.S. dollar, and those of our non-U.S. subsidiaries whose functional/local currency is other than the U.S. dollar. Our Fiscal 2018 results have been positively impacted by the strengthening of the Euro and the Canadian Dollar relative to the U.S. Dollar of 7% and 2%, respectively, partially offset by the declines in value of the Japanese Yen of 3%, as compared to the same prior year period. We continue to expect significant volatility in the global foreign currency exchange rates, which may have a negative impact on the reported results of certain of our non-U.S. subsidiaries in the future, when translated to U.S. Dollars.
Disruptions in shipping and distribution. Our operations are subject to the impact of shipping disruptions as a result of changes or damage to our distribution infrastructure, as well as due to external factors. Any future disruptions in our shipping and distribution network could have a negative impact on our results of operations.

Costs of Manufacturing. Our industry is subject to volatility in costs related to certain raw materials used in the manufacturing of our products. This volatility applies primarily to costs driven by commodity prices, which can increase or decrease dramatically over a short period of time. These fluctuations may have a material impact on our revenues, results of operations and cash flows to the extent they occur. We use commercially reasonable efforts to mitigate these effects by sourcing our products as efficiently as possible. In addition, manufacturing labor costs are also subject to degrees of volatility based on local and global economic conditions. We use commercially reasonable efforts to source from localities that suit our manufacturing standards and result in more favorable labor driven costs to our products.
U.S. Tax Reform. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. corporate income tax system including, among other things, lowering U.S. statutory federal tax rate and implementing a territorial tax system. As we have a March 31 fiscal year-end, the lower tax rate will be phased in, resulting in a U.S. statutory federal tax rate of approximately 32% for Fiscal 2018 and a 21% U.S. statutory federal tax rate for fiscal years thereafter. The Tax Act also adds many new provisions, including changes to bonus depreciation, limits on the deductions for executive compensation and interest expense, a tax on global intangible low-taxed income (“GILTI”), the base erosion anti-abuse tax (“BEAT”) and a deduction for foreign derived intangible income (“FDII”). We are still evaluating the impact of these provisions of the Tax Act, which do not apply until 2019, and thus, have not adjusted any net deferred tax assets of our foreign subsidiaries for the new tax.
As part of the transition to the new territorial tax system, the Tax Act imposes a tax on the mandatory deemed repatriation of earnings of our foreign subsidiaries. In addition, the reduction of the U.S. statutory federal tax rate will cause us to re-measure our U.S. deferred tax assets and liabilities.  In accordance with Accounting Standards Codification (“ASC”) 740, we recorded the effects of the tax law change during Fiscal 2018, which resulted in a provisional charge of $21.2 million, comprised of an estimated deemed repatriation tax charge of $3.0 million and an estimated deferred tax charge of $18.2 million due to the re-measurement of our net U.S. deferred tax assets. Conversely, we realized a $6.1 million net benefit for Fiscal 2018 due to the corporate tax rate reductions. While the Tax Act has negatively impacted our results of operations for Fiscal 2018 by approximately 200 basis points, the lower corporate rate is expected to result in an ongoing reduction in our effective tax rate. The benefit to our effective tax rate for Fiscal 2019 is expected to be approximately 300 to 400 basis points, which we plan to reinvest in our business.
In December 2017, the SEC issued Staff Accounting Bulletin (“SAB”) 118 to provide guidance for companies that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The final transition impacts of the Tax Act may differ from the above estimate, possibly materially due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, or any changes in accounting standards for income taxes or related interpretations in response to the Tax Act. Our estimates are provisional and subject to adjustment in Fiscal 2019 under the measurement period allowed by the SEC. The Company expects to finalize its accounting related to the impacts of the Tax Act on the one-time transition tax liability, deferred taxes, valuation allowances, state tax considerations, and any remaining basis differences in our foreign subsidiaries during Fiscal 2019. As we complete our analysis of the Tax Act, collect and prepare necessary data and interpret any additional guidance issued by the United States Department of the Treasury, the Internal Revenue Service and other standard-setting bodies, we may make adjustments during Fiscal 2019 to the provisional amounts recorded in Fiscal 2018.
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Critical accounting policies are those that are the most important to the portrayal of our results of operations and financial condition and that require our most difficult, subjective and complex judgments to make estimates about the effect of matters that are inherently uncertain. In applying such policies, we must use certain assumptions that are based upon on our informed judgments, assessments of probability and best estimates. Estimates, by their nature, are subjective and are based on analysis of available information, including current and historical factors and the experience and judgment of management. We evaluate our assumptions and estimates on an ongoing basis. While our significant accounting policies are detailed in Note 2 to the accompanying financial statements, our critical accounting policies are discussed below and include revenue recognition (including deferred revenue associated with our loyalty program), inventories, impairment of long-lived assets, goodwill, share-based compensation, derivatives and income taxes.

Revenue Recognition
Revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred, the price has been fixed and determinable and collectability is reasonably assured. We recognize retail store revenue upon sale of our products to retail consumers, net of estimated returns. Revenue from sales through our e-commerce sites is recognized at the time of delivery to the customer, reduced by an estimate of returns. Wholesale revenue is recognized net of estimates for sales returns, discounts, markdowns and allowances, after merchandise is shipped and title and risk of loss are transferred to our wholesale customers. To arrive at net sales for retail, gross sales are reduced by actual customer returns, as well as by a provision for estimated future customer returns, which is based on management’s review of historical and current customer returns. The amounts reserved for retail sales returns were $12.1 million, $7.3 million and $4.7 million at March 31, 2018, April 1, 2017 and April 2, 2016, respectively. To arrive at net sales for wholesale, gross sales are reduced by provisions for estimated future returns based on current expectations, as well as trade discounts, markdowns, allowances, operational chargebacks, and certain cooperative selling expenses. Total sales reserves for wholesale were $108.6 million, $96.7 million and $110.9 million at March 31, 2018, April 1, 2017 and April 2, 2016, respectively. These estimates are based on such factors as historical trends, actual and forecasted performance, and market conditions, which are reviewed by management on a quarterly basis. Our historical estimates of these costs were not materially different from actual results.
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
During Fiscal 2018, we launched our Michael Kors customer loyalty program in the U.S., which allows customers to earn points on qualifying purchases toward monetary and non-monetary rewards that may be redeemed for purchases at our U.S. retail stores and e-commerce site. We defer a portion of the initial sales transaction based on the estimated relative fair value of the benefits using statistical formulas including the projected timing of future redemptions and historical activity. These amounts include estimated “breakage” for points that are not expected to be redeemed. The deferred revenue, net of an estimated “breakage,” is recorded as a reduction to revenue in the consolidated statements of income and comprehensive income. Our breakage and other assumptions used to determine the estimated fair value of benefits are estimates, which could vary significantly from actual benefits that will be redeemed in the future.
Inventories
Our inventory costs include amounts paid to independent manufacturers, plus duties and freight to bring the goods to the Company’s warehouses, which are located in the United States, United Kingdom, Holland, Canada, China, Hong Kong, Japan, South Korea, Switzerland, Taiwan and United Arab Emirates. We continuously evaluate the composition of our inventory and make adjustments when the cost of inventory is not expected to be fully recoverable. The net realizable value of our inventory is estimated based on historical experience, current and forecasted demand and market conditions. In addition, reserves for inventory losses are estimated based on historical experience and inventory counts. Our inventory reserves are estimates, which could vary significantly from actual results if future economic conditions, customer demand or competition differ from expectations. Our historical estimates of these adjustments have not differed materially from actual results.
Long-lived Assets
We evaluate all long-lived assets, including fixed assets and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. For the purposes of impairment testing, we group our long-lived assets according to their lowest level of use, such as aggregating and capitalizing all construction costs related to a retail store into leasehold improvements and those related to our wholesale business into shop-in-shops. Our leasehold improvements are typically amortized over the life of the store lease, including highly probable renewals, and our shop-in-shops are amortized over a useful life of three or four years. Our impairment testing is based on our best estimate of the future operating cash flows. If the sum of our estimated undiscounted future cash flows associated with the asset is less than the asset’s carrying value, we recognize an impairment charge, which is measured as the amount by which the carrying value exceeds the fair value of the asset. These estimates of future cash flows require significant management judgment and certain assumptions about future volume, sales and expense growth rates, devaluation and inflation. As such, these estimates may differ from actual cash flows and future impairments may result if actual cash flows are lower than our expectations. During Fiscal 2018, Fiscal 2017 and Fiscal 2016, we recorded impairment charges of $32.7 million, $199.2 million and $10.9 million, respectively, primarily related to fixed assets and lease rights for underperforming Michael Kors retail stores. Please refer to Note 6, Note 7 and Note 12 to the accompanying consolidated audited financial statements for additional information.

Goodwill and Other Indefinite-lived Intangible Assets
We record intangible assets based on their fair value on the date of acquisition. Goodwill is recorded for the difference between the fair value of the purchase consideration over the fair value of the net identifiable tangible and intangible assets acquired. The brand intangible asset recorded in connection with the Jimmy Choo acquisition was determined to be an indefinite-lived intangible asset, which is not subject to amortization. We perform an impairment assessment of goodwill and the Jimmy Choo brand intangible asset on an annual basis, or whenever impairment indicators exist. In the absence of any impairment indicators, goodwill and the Jimmy Choo brand are assessed for impairment during the fourth quarter of each fiscal year. Judgments regarding the existence of impairment indicators are based on market conditions and operational performance of the business.
We may assess our goodwill and our indefinite-lived intangible asset for impairment initially using a qualitative approach to determine whether it is more likely than not that the fair value of these assets is greater than their carrying value. When performing a qualitative test, we assess various factors including industry and market conditions, macroeconomic conditions and performance of our businesses. If the results of the qualitative assessment indicate that it is more likely than not that our goodwill and other indefinite-lived intangible assets are impaired, a quantitative impairment analysis would be performed to determine if impairment is required. We may also elect to perform a quantitative analysis of goodwill and our indefinite-lived intangible asset initially rather than using a qualitative approach.
The impairment testing for goodwill is performed at the reporting unit level. The valuation methods used in the quantitative fair value assessment, discounted cash flow and market multiples method, require our management to make certain assumptions and estimates regarding certain industry trends and future profitability of our reporting units. If the fair value of a reporting unit exceeds the related carrying value, the reporting unit's goodwill is considered not to be impaired and no further testing is performed. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recorded for the difference. The valuation of goodwill is affected by, among other things, our business plan for the future and estimated results of future operations. Future events could cause us to conclude that impairment indicators exist, and, therefore, that goodwill may be impaired.
If we elect to perform a quantitative impairment assessment of our indefinite-lived intangible asset, the fair value of the Jimmy Choo brand is estimated using a discounted cash flow analysis based on the "relief from royalty" method, assuming that a third party would be willing to pay a royalty in lieu of ownership for this intangible asset. This approach is dependent on many factors, including estimates of future growth, royalty rates, and discount rates. Actual future results may differ from these estimates. Impairment loss is recognized when the estimated fair value of the Jimmy Choo brand intangible assets is less than its carrying amount.
During the fourth quarter of Fiscal 2018, we elected to perform our annual goodwill impairment analysis for our Michael Kors brand using a quantitative approach, using the discounted cash flow method to estimate fair value. Based on the results of these assessments, we concluded that the fair values of the Michael Kors reporting units significantly exceeded the related carrying amounts and there were no reporting units at risk of impairment. The impairment analyses relating to the Jimmy Choo goodwill and brand were performed using a qualitative approach due to the proximity to the acquisition date and it was concluded that it is more likely than not that the fair value of goodwill and brand exceeded their respective carrying values and, therefore, did not result in impairment. See Note 12 to the accompanying audited financial statements for information relating to our annual impairment analysis performed during the fourth quarter of Fiscal 2018. There were no impairment charges related to goodwill in any of the fiscal periods presented.
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
Beginning in Fiscal 2018, we began using our own historical experience in determining the expected holding period and volatility of our time-based share option awards. In prior periods, we used the simplified method for determining the expected life of our options and average volatility rates of similar actively traded companies over the estimated holding period, due to insufficient historical option exercise experience as a public company. Determining the grant date fair value of share-based awards requires considerable judgment, including estimating expected volatility, expected term, risk-free rate, and forfeitures. If factors change and we employ different assumptions, the fair value of future awards and resulting share-based compensation expense may differ significantly from what we have estimated in the past.

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

Segment Information
We generate revenue through four reporting segments: MK Retail, MK Wholesale, MK Licensing and Jimmy Choo. The following table presents our total revenue and income from operations by segment for Fiscal 2018, Fiscal 2017 and Fiscal 2016 (in millions):

	Fiscal Years Ended
	March 31, 2018	April 1, 2017	April 2, 2016
Total revenue:
MK Retail	$2,711.8	$2,572.1	$2,394.9
MK Wholesale	1,639.3	1,775.8	2,143.9
MK Licensing	144.9	145.8	173.3
Michael Kors	4,496.0	4,493.7	4,712.1
Jimmy Choo	222.6	—	—
Total revenue	$4,718.6	$4,493.7	$4,712.1

Income from operations:
MK Retail	$333.8	$159.8	$501.4
MK Wholesale	373.8	468.1	584.1
MK Licensing	58.2	62.0	89.6
Michael Kors	765.8	689.9	1,175.1
Jimmy Choo	(16.7)	—	—
Income from operations	$749.1	$689.9	$1,175.1
MK Retail
We have four primary Michael Kors retail store formats: “Collection” stores, “Lifestyle” stores, outlet stores and e-commerce, through which we sell our products, as well as licensed products bearing our name, directly to the end consumer throughout the Americas (United States, Canada and Latin America, excluding Brazil), Europe and certain parts of Asia. In addition to these four retail formats, we operate concessions in a select number of department stores. Michael Kors “Collection” stores are located in highly prestigious shopping areas, while Michael Kors “Lifestyle” stores are located in well-populated commercial shopping locations and leading regional shopping centers. Michael Kors outlet stores, which are generally in outlet centers, extend our reach to additional consumer groups. Michael Kors e-commerce business includes e-commerce sites in the U.S., Canada, certain parts of Europe, China and Japan. During Fiscal 2018, we further expanded our Michael Kors e-commerce presence to 14 additional countries in Europe and South Korea, increasing our total e-commerce site presence to 25 Michael Kors e-commerce sites as of March 31, 2018.

The following table presents the changes in our global network of Michael Kors retail stores and total revenue for the MK Retail segment by geographic location for Fiscal 2018, Fiscal 2017, and Fiscal 2016 (dollars in millions):

	March 31, 2018	April 1, 2017	April 2, 2016
Full price retail stores including concessions:
Number of stores	596	614	492
(Decrease) increase during period	(18)	122	119
Percentage (decrease) increase vs. prior year	(2.9)%	24.8%	31.9%
Total gross square footage	1,352,858	1,408,775	1,140,025
Average square footage per store	2,270	2,294	2,317

Outlet stores:
Number of stores	233	213	176
Increase during period	20	37	23
Percentage increase vs. prior year	9.4%	21.0%	15.0%
Total gross square footage	955,545	849,184	637,325
Average square footage per store	4,101	3,987	3,621

MK Retail Revenue - the Americas	$1,678.4	$1,713.7	$1,779.0
MK Retail Revenue - Europe	$564.4	$507.7	$509.6
MK Retail Revenue - Asia	$469.0	$350.7	$106.3
The following table presents our Michael Kors retail stores by geographic location:

	March 31, 2018		April 1, 2017		April 2, 2016
Store count by region:
The Americas	379		398		390
Europe	198		201		177
Asia	252	(1)	228	(1)	101
Total	829		827		668

(1)
Store count for Asia as of March 31, 2018 and April 1, 2017 includes 129 stores and 111 stores, respectively, associated with the previously licensed business in Greater China (comprised of China, Hong Kong, Macau and Taiwan) acquired on May 31, 2016.

See Note 3 to the accompanying consolidated financial statements for additional information.
MK Wholesale
We sell Michael Kors products directly to department stores, primarily located across the Americas and Europe to accommodate consumers who prefer to shop at major department stores. In addition, we sell to specialty stores for those consumers who enjoy the boutique experience afforded by such stores, as well as to travel retail shops, in the Americas, Europe and Asia. We also have wholesale arrangements pursuant to which we sell Michael Kors products to our geographic licensees in certain parts of EMEA (Europe, Middle East and Africa) and Asia, as well as in Brazil. We continue to focus our sales efforts and drive sales in existing locations by enhancing presentation with our specialized fixtures that effectively communicate our brand and create a more personalized shopping experience for consumers. We tailor our assortments through wholesale product planning and allocation processes to better match the demands of our department store customers in each local market.

The following table presents the changes in our global network of Michael Kors wholesale doors, as well as the corresponding revenue for the MK Wholesale segment by geographic location for Fiscal 2018, Fiscal 2017 and Fiscal 2016 (dollars in millions):

	Fiscal Years Ended
	March 31, 2018	April 1, 2017	April 2, 2016
Number of full-price wholesale doors	3,544	3,607	3,889
Decrease during period	(63)	(282)	(149)

MK Wholesale revenue - the Americas	$1,234.0	$1,340.9	$1,628.6
MK Wholesale revenue - EMEA	$343.9	$376.5	$406.4
MK Wholesale revenue - Asia	$61.4	$58.4	$108.9
MK Licensing
We generate licensing revenue for our Michael Kors brand through product and geographic licensing arrangements. Our product license agreements allow third parties to use the Michael Kors brand name and trademarks in connection with the manufacturing and sale of a variety of products, including watches, jewelry, fragrances and beauty, and eyewear. In product licensing arrangements, we take an active role in the design, marketing and distribution of products under the Michael Kors brand. Our geographic licensing arrangements allow third parties to use our Michael Kors tradenames in connection with the retail and/or wholesale sales of our Michael Kors branded products in specific geographic regions, such as Brazil, the Middle East, South Africa, Eastern Europe, certain parts of Asia and Australia. We acquired direct control of our licensed operations in the Greater China region on May 31, 2016. The results of the acquired business are now being reported as part of our MK Retail and MK Wholesale operations. During the second quarter of Fiscal 2017, the Company licensed the right to operate retail stores bearing the Michael Kors trademark to a third party in Brazil.
Jimmy Choo
The Jimmy Choo business was acquired and consolidated by the Company beginning on November 1, 2017. We generate revenue through the sale of Jimmy Choo luxury goods to end clients through directly operated Jimmy Choo stores throughout North America (United States and Canada), EMEA and certain parts of Asia, through our e-commerce sites, as well as through wholesale sales of luxury goods to distribution partners (including geographic licensing arrangements that allow third parties to use the Jimmy Choo tradenames in connection with retail and/or wholesale sales of Jimmy Choo branded products in specific geographic regions), multi-brand department stores and specialty stores worldwide. In addition, revenue is generated through product licensing agreements, which allow third parties to use the Jimmy Choo brand name and trademarks in connection with the manufacturing and sale of fragrances, sunglasses and eyewear, as well as through geographic licensing arrangements, which allow third parties to use the Jimmy Choo tradenames in connections with the retail and/or wholesale sales of our Jimmy Choo branded products in specific geographic regions.
The following table presents our global network of Jimmy Choo retail stores and wholesale doors as of March 31, 2018:

March 31, 2018
Store count:
Full price retail stores (including concessions)	158
Outlet stores	24
Total number of retail stores	182

Number of full-price wholesale doors	629

The following table presents Jimmy Choo revenue by geographic location, which has been included in the Company’s results of operations from November 1, 2017 through March 31, 2018 (in millions):

Revenue
The Americas	$37.3
EMEA	123.0
Asia	62.3
Total	$222.6
Key Performance Indicators and Statistics
We use a number of key indicators of operating results to evaluate our performance, including the following (dollars in millions):

	Fiscal Years Ended
	March 31, 2018	April 1, 2017	April 2, 2016
Total revenue	$4,718.6	$4,493.7	$4,712.1
Decrease in comparable store net sales	(2.2)%	(8.3)%	(4.2)%
Gross profit as a percent of total revenue	60.6%	59.2%	59.4%
Income from operations	$749.1	$689.9	$1,175.1
Income from operations as a percent of total revenue	15.9%	15.4%	24.9%
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
Cost of goods sold includes the cost of inventory sold, freight-in on merchandise and foreign currency exchange gains/losses related to designated forward contracts for purchase commitments. All retail operating and occupancy costs are included in selling, general and administrative expenses (see below) and, as a result, our cost of goods sold may not be comparable to that of other entities that have chosen to include some or all of those expenses as a component of their cost of goods sold.
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
Impairment consists of charges to write-down fixed assets and definite-lived intangible assets to fair value.
Restructuring and other charges includes store closure costs recorded in connection with the Retail Fleet Optimization Plan, as well as transaction and transition costs recorded in connection with our acquisitions of the Jimmy Choo and MKHKL businesses (please refer to Note 3 and Note 9 to the accompanying consolidated financial statements for additional information).
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
Foreign currency (gain)/loss includes net gains or losses related to the mark-to-market (fair value) on our forward currency contracts not designated as accounting hedges and unrealized income or loss from the re-measurement of monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries.
Noncontrolling interests represents the portion of the equity ownership in the Michael Kors Latin American joint venture, MK (Panama) Holdings, S.A. and subsidiaries (“MK Panama”). During the three months ended July 1, 2017, we repurchased a portion of the non-controlling interest in MK Panama for approximately $0.5 million and have a 75% ownership interest in MK Panama. In addition, on November 1, 2017 we acquired Jimmy Choo, which has controlling financial interests in the Jimmy Choo Middle East Joint Venture, JC Industry S.r.L (“JCI”), and JC Gulf Trading LLC (“JC Gulf”). As such, noncontrolling interest includes the portion of the equity ownership in JCI and JC Gulf, which is not attributable to our Company.

Results of Operations
Comparison of Fiscal 2018 with Fiscal 2017
The following table details the results of our operations for Fiscal 2018 and Fiscal 2017 and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Fiscal Years Ended		$ Change	% Change	% of Total Revenue for Fiscal 2018	% of Total Revenue for Fiscal 2017
	March 31, 2018	April 1, 2017
Statements of Operations Data:
Total revenue	$4,718.6	$4,493.7	$224.9	5.0%
Cost of goods sold	1,859.3	1,832.3	27.0	1.5%	39.4%	40.8%
Gross profit	2,859.3	2,661.4	197.9	7.4%	60.6%	59.2%
Selling, general and administrative expenses	1,766.8	1,541.2	225.6	14.6%	37.4%	34.3%
Depreciation and amortization	208.6	219.8	(11.2)	(5.1)%	4.4%	4.9%
Impairment of long-lived assets	32.7	199.2	(166.5)	(83.6)%	0.7%	4.4%
Restructuring and other charges (1)	102.1	11.3	90.8	NM	2.2%	0.3%
Total operating expenses	2,110.2	1,971.5	138.7	7.0%	44.7%	43.9%
Income from operations	749.1	689.9	59.2	8.6%	15.9%	15.4%
Other income, net	(1.7)	(5.4)	3.7	68.5%	—%	(0.1)%
Interest expense, net	22.3	4.1	18.2	NM	0.5%	0.1%
Foreign currency (gain) loss	(13.3)	2.6	(15.9)	NM	(0.3)%	0.1%
Income before provision for income taxes	741.8	688.6	53.2	7.7%	15.7%	15.3%
Provision for income taxes	149.7	137.1	12.6	9.2%	3.2%	3.1%
Net income	592.1	551.5	40.6	7.4%
Less: Net income (loss) attributable to noncontrolling interests	0.2	(1.0)	1.2	NM
Net income attributable to MKHL	$591.9	$552.5	$39.4	7.1%

___________________
NM Not meaningful.

(1)
Includes store closure costs recorded in connection with the Retail Fleet Optimization Plan, as well as transaction and transition costs recorded in connection with our acquisitions of the Jimmy Choo and MKHKL businesses (see Note 3 and Note 9 to the accompanying consolidated financial statements).

Total Revenue
Total revenue increased $224.9 million, or 5.0%, to $4.719 billion for the fiscal year ended March 31, 2018, compared to $4.494 billion for the fiscal year ended April 1, 2017, which included net favorable foreign currency effects of $64.3 million primarily related to the strengthening of the Euro, the Chinese Renminbi and the Canadian Dollar, partially offset by the weakening of the Japanese Yen against the U.S. Dollar in Fiscal 2018, as compared to Fiscal 2017. On a constant currency basis, our total revenue increased $160.6 million, or 3.6%. Total revenue for Fiscal 2018 included approximately $222.6 million of incremental revenue attributable to Jimmy Choo, which was acquired and consolidated into the Company’s results of operations effective November 1, 2017. The increase in revenue from our Michael Kors retail business was largely offset by the decrease in Michael Kors wholesale revenue, as further described below.

The following table details revenues for our four business segments (dollars in millions):

	Fiscal Years Ended			% Change		% of Total Revenue for Fiscal 2018	% of Total Revenue for Fiscal 2017
	March 31, 2018	April 1, 2017	$ Change	As Reported	Constant Currency
Total revenue:
MK Retail	$2,711.8	$2,572.1	$139.7	5.4%	3.9%	57.5%	57.2%
MK Wholesale	1,639.3	1,775.8	(136.5)	(7.7)%	(9.1)%	34.7%	39.5%
MK Licensing	144.9	145.8	(0.9)	(0.6)%	(0.6)%	3.1%	3.3%
Michael Kors	4,496.0	4,493.7	2.3	0.1%	(1.4)%
Jimmy Choo	222.6	—	222.6	NM	NM	4.7%	—
Total revenue	$4,718.6	$4,493.7	$224.9	5.0%	3.6%
MK Retail
Revenue from our Michael Kors retail stores increased $139.7 million, or 5.4%, to $2.712 billion for Fiscal 2018, compared to $2.572 billion for Fiscal 2017, which included net favorable foreign currency effects of $38.9 million. On a constant currency basis, revenue from our retail stores increased $100.8 million, or 3.9%. We operated 829 Michael Kors retail stores, including concessions, as of March 31, 2018, compared to 827 retail stores, including concessions, as of April 1, 2017.
Our comparable store sales decreased $50.2 million, or 2.2%, during Fiscal 2018, which included net favorable foreign currency effects of $35.2 million. Our comparable store sales benefited approximately 230 basis points from the inclusion of e-commerce sales in comparable store sales. On a constant currency basis, our comparable store sales decreased $85.4 million, or 3.7%. The decrease in our comparable store sales was primarily attributable to lower sales from our women’s accessories, watches and jewelry product categories, offset in part by higher sales from men’s accessories, women’s apparel and footwear during Fiscal 2018 compared to Fiscal 2017.
Our non-comparable store sales increased $189.9 million during Fiscal 2018, which included net favorable foreign currency effects of $3.7 million. On a constant currency basis, non-comparable store sales increased $186.2 million. The increase in non-comparable store sales was primarily attributable to the growth of our Michael Kors retail store network (net of store closures) and e-commerce operations since April 1, 2017. Our Greater China business acquired on May 31, 2016 contributed incremental revenues of approximately $42.0 million to non-comparable store sales for Fiscal 2018.
MK Wholesale
Revenue from our Michael Kors wholesale customers decreased $136.5 million, or 7.7%, to $1.639 billion for Fiscal 2018, compared to $1.776 billion for Fiscal 2017, which included net favorable foreign currency effects of approximately $25.4 million. On a constant currency basis, our wholesale revenue decreased $161.9 million, or 9.1%. The decrease in our wholesale revenue was primarily attributable to our strategic decrease in promotional activity, which resulted in a reduction in shipments of Michael Kors products within our wholesale channel, as previously described, which resulted in lower women’s accessories sales, offset in part by higher sales from men’s and women’s apparel product lines during Fiscal 2018 as compared to Fiscal 2017. Approximately $7.9 million of the decrease in wholesale revenue was due to the absence of the prior period wholesale sales to our former licensee in Greater China.
MK Licensing
Royalties earned on our Michael Kors licensing agreements decreased $0.9 million, or 0.6%, to $144.9 million for Fiscal 2018, compared to $145.8 million for Fiscal 2017. This decrease was primarily attributable to the absence of licensing revenues from our business in Greater China due to our acquisition of the related operations, lower licensing revenues related to the sales of fashion watches, jewelry and fragrances, largely offset by higher licensing royalties related to sales of Michael Kors ACCESS smartwatches and eyewear.
Jimmy Choo
The Jimmy Choo business acquired on November 1, 2017 contributed approximately $222.6 million to our total revenue for Fiscal 2018.

Gross Profit
Gross profit increased $197.9 million, or 7.4%, to $2.859 billion during Fiscal 2018, compared to $2.661 billion for Fiscal 2017, which included net favorable foreign currency effects of $40.0 million. Gross profit as a percentage of total revenue increased 140 basis points to 60.6% during Fiscal 2018, compared to 59.2% during Fiscal 2017. Our gross margin benefited 20 basis points from the inclusion of Jimmy Choo from the November 1, 2017 acquisition date to March 31, 2018. The increase in our gross profit margin was primarily attributable to a favorable channel mix due to a higher proportion of Michael Kors retail sales, as well as an increase in gross profit margin from our MK Retail segment of 160 basis points, primarily driven by favorable geographic mix of sales, lower cost of goods and decreased promotional activity. The increase in gross profit margin was partially offset by a decrease of 90 basis points in our MK Wholesale segment gross margin, primarily driven by unfavorable product mix and increased markdowns, partially offset by lower costs of goods during Fiscal 2018, as compared to Fiscal 2017.
Total Operating Expenses
Total operating expenses increased $138.7 million, or 7.0%, to $2.110 billion during Fiscal 2018, compared to $1.972 billion for Fiscal 2017. Our operating expenses included a net unfavorable foreign currency impact of approximately $37.7 million. Total operating expenses as a percentage of total revenue increased to 44.7% in Fiscal 2018, compared to 43.9% in Fiscal 2017. The components that comprise total operating expenses are detailed below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $225.6 million, or 14.6%, to $1.767 billion during Fiscal 2018, compared to $1.541 billion for Fiscal 2017, including a net unfavorable foreign currency impact of $32.4 million. The increase in selling, general and administrative expenses was primarily due to the following:

•	incremental costs of $134.6 million associated with our newly acquired Jimmy Choo business, which has been consolidated into our operations beginning on November 1, 2017;

•
an increase of $47.9 million in retail store and overhead costs (excluding newly acquired businesses), primarily comprised of increased occupancy costs of $25.6 million, advertising costs of $13.2 million and compensation-related costs of $7.3 million;

•	incremental expenses of approximately $22.3 million due to the inclusion of the Greater China business acquired on May 31, 2016 for the full year in Fiscal 2018; and

•	an increase of $31.8 million in corporate expenses.
These increases were partially offset by:

•	lower deferred rent of $15.8 million in connection with store closures under our Retail Fleet Optimization Plan.
Selling, general and administrative expenses as a percentage of total revenue increased to 37.4% during Fiscal 2018, compared to 34.3% for Fiscal 2017, primarily due to expenses associated with the newly acquired Jimmy Choo business.
Depreciation and Amortization
Depreciation and amortization decreased $11.2 million, or 5.1%, to $208.6 million during Fiscal 2018, compared to $219.8 million for Fiscal 2017. The decrease in depreciation and amortization expense was primarily attributable to lower depreciation due to fixed asset impairment charges recorded in Fiscal 2017 and Fiscal 2018. The depreciation and amortization expense for Fiscal 2018 included incremental depreciation and amortization of $13.3 million related to the newly acquired Jimmy Choo business, as well as $5.7 million of incremental depreciation and amortization expenses due to the inclusion of the Greater China business for the full period in Fiscal 2018, both including amortization of the respective purchase accounting adjustments. Depreciation and amortization decreased to 4.4% as a percentage of total revenue during Fiscal 2018, compared to 4.9% for Fiscal 2017.
Impairment of Long-Lived Assets
During Fiscal 2018, we recognized long-lived asset impairment charges of $32.7 million, $31.3 million of which related to underperforming Michael Kors full-price retail store locations, some of which we plan to close as part of the Company’s previously announced Retail Fleet Optimization Plan and $1.4 million related to wholesale operations. During Fiscal 2017, we recognized long-lived asset impairment charges of approximately $199.2 million, $198.7 million of which related to fixed assets and lease rights for underperforming Michael Kors retail store locations and $0.5 million related to our Michael Kors wholesale locations. Please refer to Note 12 and Note 19 to the accompanying consolidated financial statements for additional information.

Restructuring and Other Charges
During Fiscal 2018, we recognized restructuring and other charges of $102.1 million, which were comprised of $40.6 million of transaction costs and $8.9 million of transition costs recorded in connection with the Jimmy Choo acquisition, as well as restructuring charges of $52.6 million recorded in connection with our Michael Kors brand Retail Fleet Optimization Plan (see Note 9 to the accompanying consolidated financial statements for additional information). During Fiscal 2017, we recorded $11.3 million of transaction costs related to the acquisition of the Greater China business.
Income from Operations
As a result of the foregoing, income from operations increased $59.2 million, or 8.6%, to $749.1 million during Fiscal 2018, compared to $689.9 million for Fiscal 2017, which included net favorable foreign currency effects of $2.3 million. Income from operations as a percentage of total revenue increased to 15.9% in Fiscal 2018, compared to 15.4% in Fiscal 2017.
The following table details income from operations for our four business segments (dollars in millions):

	Fiscal Years Ended		$ Change	% Change	% of Total Revenue for Fiscal 2018	% of Total Revenue for Fiscal 2017
	March 31, 2018	April 1, 2017
Income from operations:
MK Retail	$333.8	$159.8	$174.0	108.9%	12.3%	6.2%
MK Wholesale	373.8	468.1	(94.3)	(20.1)%	22.8%	26.4%
MK Licensing	58.2	62.0	(3.8)	(6.1)%	40.2%	42.5%
Michael Kors	765.8	689.9	75.9	11.0%	17.0%	15.4%
Jimmy Choo	(16.7)	—	(16.7)	NM	(7.5)%	—%
Income from operations	$749.1	$689.9	$59.2	8.6%	15.9%	15.4%
MK Retail
Income from operations for our MK Retail segment increased $174.0 million, or 108.9%, to $333.8 million during Fiscal 2018, compared to $159.8 million for Fiscal 2017. Income from operations for Fiscal 2018 included restructuring charges of $52.6 million and impairment charges of $31.3 million relating to underperforming Michael Kors retail store locations and store closures in connection with our previously mentioned Retail Fleet Optimization Plan. Income from operations for Fiscal 2017 included $198.7 million of impairment charges related to underperforming retail stores. Income from operations as a percentage of retail revenue increased 610 basis points from 6.2% in Fiscal 2017 to 12.3% during Fiscal 2018. The increase in income from operations as a percentage of retail revenue was attributable to lower operating expenses of 450 basis points and a 160 basis point improvement in gross profit margin, as previously discussed. The decrease in operating expenses as a percentage of total revenue was largely due to a 440 basis point year-over-year decrease in impairment and restructuring charges, as mentioned above, as well as lower depreciation expenses, offset in part by allocated transaction and transition costs in connection with the Jimmy Choo acquisition and an increase in retail store related costs.
MK Wholesale
Income from operations for our wholesale segment decreased $94.3 million, or 20.1%, to $373.8 million during Fiscal 2018, compared to $468.1 million for Fiscal 2017. Income from operations as a percentage of wholesale revenue decreased approximately 360 basis points from 26.4% during Fiscal 2017 to 22.8% during Fiscal 2018, which was primarily attributable to an increase in operating expenses as a percentage of wholesale revenue of approximately 270 basis points, as well as a 90 basis point decrease in our wholesale gross profit margin, as previously discussed. The increase in operating expenses as a percentage of wholesale revenue was primarily attributable to a deleverage in other operating expenses due to lower wholesale revenue, as well as increased corporate allocated expenses, including transaction and transition costs associated with the Jimmy Choo acquisition.

MK Licensing
Income from operations for our licensing segment decreased $3.8 million, or 6.1%, to $58.2 million during Fiscal 2018, compared to $62.0 million for Fiscal 2017. Income from operations as a percentage of licensing revenue declined approximately 230 basis points from 42.5% during Fiscal 2017 to 40.2% during Fiscal 2018. The decrease in licensing income from operations as a percentage of licensing revenue was attributable to increased operating expenses as a percentage of licensing revenue during Fiscal 2018, as compared to Fiscal 2017, primarily due to increased corporate allocated expenses, including transaction and transition costs associated with the Jimmy Choo acquisition, partially offset by lower advertising costs as a percentage of licensing revenue.
Jimmy Choo
During the period from the November 1, 2017 acquisition date to March 31, 2018, we recorded a net loss from operations for Jimmy Choo of $16.7 million (after amortization of non-cash purchase accounting adjustments and transaction and transition related costs).
Other Income, net
Other income of $1.7 million during Fiscal 2018 was primarily related to rental income from our owned distribution center in Europe. Other income of $5.4 million during Fiscal 2017 was primarily comprised of a $3.8 million in insurance settlements related to the prior-year disruption to our former third-party operated e-commerce fulfillment center, $0.9 million in income related to our anti-counterfeiting efforts and $0.7 million of rental income from our owned distribution center in Europe.
Interest expense, net
Interest expense, net increased $18.2 million to $22.3 million for Fiscal 2018, as compared to $4.1 million for Fiscal 2017, primarily due to higher interest expense on long-term borrowings used to finance the acquisition of Jimmy Choo during Fiscal 2018 (see Note 10 for additional information).
Foreign Currency (Gain) Loss
We recognized a net foreign currency gain of $13.3 million during Fiscal 2018, which included net gains on revaluation and settlement of certain of our accounts payable in currencies other than the functional currency of the applicable reporting units, and the remeasurement of dollar-denominated intercompany loans with certain of our subsidiaries, as well as a net gain of $3.4 million related to the change in fair value of undesignated forward foreign currency exchange contracts, primarily comprised of a $4.7 million realized gain related to a forward foreign currency exchange derivative contract to hedge the transaction price of the Jimmy Choo acquisition (please refer to Note 3 and Note 13 to the accompanying consolidated financial statements for additional information).
The foreign currency loss of $2.6 million recorded during Fiscal 2017 was primarily attributable to net losses on the revaluation and settlement of certain of our accounts payable in currencies other than the functional currency of the applicable reporting units, as well as the remeasurement of dollar-denominated intercompany loans with certain of our subsidiaries. The net foreign currency loss for Fiscal 2017 also included favorable mark-to-market adjustment of $2.6 million related to our forward foreign currency contracts not designated as accounting hedges.
Provision for Income Taxes
We recognized $149.7 million of income tax expense during Fiscal 2018, compared with $137.1 million for Fiscal 2017. Our effective tax rate for Fiscal 2018 was 20.2%, compared to 19.9% for Fiscal 2017. The increase in our effective tax rate was primarily due to the the re-measurement of uncertain U.S. state and foreign tax positions and the unfavorable effects of U.S. tax reform. These increases were partially offset by an increase in income in lower tax jurisdictions, primarily in Europe.
Our effective tax rate may fluctuate from time to time due to the effects of changes in U.S. state and local taxes and tax rates in foreign jurisdictions. In addition, factors such as the geographic mix of earnings, enacted tax legislation and the results of various global tax strategies, may also impact our effective tax rate in future periods.
Net Income Attributable to MKHL
As a result of the foregoing, our net income attributable to MKHL increased $39.4 million, or 7.1%, to $591.9 million during Fiscal 2018, compared to $552.5 million for Fiscal 2017.

Results of Operations
Comparison of Fiscal 2017 with Fiscal 2016
The following table details the results of our operations for Fiscal 2017 and Fiscal 2016 and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Fiscal Years Ended		$ Change	% Change	% of Total Revenue for Fiscal 2017	% of Total Revenue for Fiscal 2016
	April 1, 2017	April 2, 2016
Statements of Operations Data:
Total revenue	$4,493.7	$4,712.1	(218.4)	(4.6)%
Cost of goods sold	1,832.3	1,914.9	(82.6)	(4.3)%	40.8%	40.6%
Gross profit	2,661.4	2,797.2	(135.8)	(4.9)%	59.2%	59.4%
Selling, general and administrative expenses	1,541.2	1,428.0	113.2	7.9%	34.3%	30.3%
Depreciation and amortization	219.8	183.2	36.6	20.0%	4.9%	3.9%
Impairment of long-lived assets	199.2	10.9	188.3	NM	4.4%	0.2%
Restructuring and other charges	11.3	—	11.3	NM	0.3%	—%
Total operating expenses	1,971.5	1,622.1	349.4	21.5%	43.9%	34.4%
Income from operations	689.9	1,175.1	(485.2)	(41.3)%	15.4%	24.9%
Other income, net	(5.4)	(3.7)	(1.7)	45.9%	(0.1)%	(0.1)%
Interest expense, net	4.1	1.7	2.4	141.2%	0.1%	—%
Foreign currency loss	2.6	4.8	(2.2)	(45.8)%	0.1%	0.1%
Income before provision for income taxes	688.6	1,172.3	(483.7)	(41.3)%	15.3%	24.9%
Provision for income taxes	137.1	334.6	(197.5)	(59.0)%	3.1%	7.1%
Net income	551.5	837.7	(286.2)	(34.2)%
Less: Net loss attributable to noncontrolling interest	(1.0)	(1.4)	0.4	(28.6)%
Net income attributable to MKHL	$552.5	$839.1	$(286.6)	(34.2)%

NM	Not meaningful.
Total Revenue
Total revenue decreased $218.4 million, or 4.6%, to $4.494 billion for the fiscal year ended April 1, 2017, compared to $4.712 billion for the fiscal year ended April 2, 2016, which included net unfavorable foreign currency effects of $11.7 million primarily related to the weakening of the British Pound and the Euro, partially offset by the strengthening of the Japanese Yen against the U.S. Dollar in Fiscal 2017, as compared to Fiscal 2016. On a constant currency basis, our total revenue decreased by $206.7 million, or 4.4%. The decrease in our total revenue was primarily attributable to lower Michael Kors wholesale and licensing revenues, partially offset by increased revenue from our Michael Kors retail business. Total revenue in Fiscal 2017 included approximately $168.3 million of incremental revenue attributable to our recent acquisitions, including $151.1 million related to our acquisition of the Greater China operations on May 31, 2016 and incremental revenues of $4.0 million and $13.2 million, respectively, resulting from our consolidation of MK Panama and acquisition of MK Korea in Fiscal 2016. Fiscal 2016 included approximately $33.7 million of incremental retail revenue attributable to the inclusion of the 53rd week.

The following table details revenues for our three business segments (dollars in millions):

	Fiscal Years Ended			% Change		% of Total Revenue for Fiscal 2017	% of Total Revenue for Fiscal 2016
	April 1, 2017	April 2, 2016	$ Change	As Reported	Constant Currency
Total Revenue:
MK Retail	$2,572.1	$2,394.9	$177.2	7.4%	7.8%	57.2%	50.8%
MK Wholesale	1,775.8	2,143.9	(368.1)	(17.2)%	(17.0)%	39.5%	45.5%
MK Licensing	145.8	173.3	(27.5)	(15.9)%	(15.9)%	3.3%	3.7%
Total revenue	$4,493.7	$4,712.1	$(218.4)	(4.6)%	(4.4)%

MK Retail
Revenue from our Michael Kors retail stores increased $177.2 million, or 7.4%, to $2.572 billion for Fiscal 2017, compared to $2.395 billion for Fiscal 2016, which included unfavorable foreign currency effects of $8.7 million. On a constant currency basis, revenue from our Michael Kors retail stores increased $185.9 million, or 7.8%. We operated 827 Michael Kors retail stores, including concessions, as of April 1, 2017, compared to 668 Michael Kors retail stores, including concessions, as of April 2, 2016.
Our comparable store sales decreased $172.7 million, or 8.3%, during Fiscal 2017, which included net unfavorable foreign currency effects of $3.9 million. Our comparable store sales benefited approximately 304 basis points from the inclusion of the North American e-commerce sales in comparable store sales. On a constant currency basis, our comparable store sales decreased $168.8 million, or 8.1%. The decrease in our comparable store sales was primarily attributable to lower sales from our women’s accessories, watches and jewelry product categories during Fiscal 2017 compared to Fiscal 2016.
Our non-comparable store sales increased $349.9 million during Fiscal 2017, which included net unfavorable foreign currency effects of $4.8 million. On a constant currency basis, our non-comparable store sales increased $354.7 million. The increase in non-comparable store sales was primarily attributable to operating 159 additional stores since April 2, 2016, including 111 stores associated with our acquisition of the previously licensed operations in Greater China. Our recently acquired and consolidated businesses contributed approximately $226.9 million to our non-comparable store sales for Fiscal 2017, $206.7 million of which related to Greater China, $15.1 million to South Korea and $5.1 million to Latin America. Fiscal 2016 included approximately $33.7 million of incremental retail revenue attributable to the inclusion of the 53rd week.
MK Wholesale
Revenue from our Michael Kors wholesale customers decreased $368.1 million, or 17.2%, to $1.776 billion for Fiscal 2017, compared to $2.144 billion for Fiscal 2016, which included unfavorable foreign currency effects of $3.0 million. On a constant currency basis, our Michael Kors wholesale revenue decreased $365.1 million, or 17.0%. The decrease in our Michael Kors wholesale revenue was primarily attributable to lower sales from our women’s accessories, apparel and footwear product lines, offset in part by increased men’s sales during Fiscal 2017 as compared to Fiscal 2016. Approximately $51.2 million of the decrease in Michael Kors wholesale revenue was due to the absence of the prior period wholesale sales to our licensees in Greater China, South Korea and Latin America as a result of our acquisition and consolidation of the related businesses.
MK Licensing
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
Gross Profit
Gross profit decreased $135.8 million, or 4.9%, to $2.661 billion during Fiscal 2017, compared to $2.797 billion for Fiscal 2016, which included unfavorable foreign currency effects of $2.0 million. Gross profit as a percentage of total revenue declined 20 basis points to 59.2% during Fiscal 2017, compared to 59.4% during Fiscal 2016. The slight decrease in our gross profit margin was primarily driven by a 250 basis point decline in our MK Retail segment gross margin, primarily attributable to increased promotional activity, which was largely offset by a favorable channel mix due to a higher proportion of retail sales than in the prior fiscal period, as well a 50 basis point improvement in our MK Wholesale segment gross margin, primarily reflecting lower allowances during Fiscal 2017, as compared to Fiscal 2016.

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
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $113.2 million, or 7.9%, to $1.541 billion during Fiscal 2017, compared to $1.428 billion for Fiscal 2016. The increase in selling, general and administrative expenses was primarily due to the following:

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
Selling, general and administrative expenses as a percentage of total revenue increased to 34.3% during Fiscal 2017, compared to 30.3% for Fiscal 2016. The increase as a percentage of total revenue was primarily due to the increase in our retail store-related costs as a percentage of revenue during Fiscal 2017, as compared to Fiscal 2016.
Depreciation and Amortization
Depreciation and amortization increased $36.6 million, or 20.0%, to $219.8 million during Fiscal 2017, compared to $183.2 million for Fiscal 2016. Approximately $31.1 million of this increase was attributable to depreciation and amortization expenses recorded for our newly acquired and consolidated businesses in Greater China, South Korea and Latin America, including amortization of the reacquired rights intangible asset recognized in connection with the acquisition of the Greater China business. The remainder of the increase in depreciation and amortization expense was due to an increase in build-out of our new Michael Kors retail stores and shop-in-shop locations, and investments in our corporate facilities and our information systems infrastructure. Depreciation and amortization increased to 4.9% as a percentage of total revenue during Fiscal 2017, compared to 3.9% for Fiscal 2016.
Impairment of Long-Lived Assets
During Fiscal 2017, we recognized asset impairment charges of approximately $199.2 million, $198.7 million of which related to fixed assets and lease rights for underperforming Michael Kors retail store locations that are still in operation and $0.5 million related to our Michael Kors wholesale operations. During Fiscal 2016, fixed asset impairment charges of $10.9 million, $8.6 million of which related to Michael Kors retail locations that are still in operation, $0.4 million related to our Michael Kors wholesale operations and $1.9 million related to a corporate fixed asset that is no longer in service. Please refer to Note 11 and Note 18 to the accompanying consolidated financial statements for additional information.
Restructuring and Other Charges
During Fiscal 2017, we recorded $11.3 million of transaction costs related to the acquisition of the Greater China business, which were previously recorded within selling, general and administrative expenses and reclassified to restructuring and other charges to conform to Fiscal 2018 presentation.

Income from Operations
As a result of the foregoing, income from operations decreased $485.2 million, or 41.3%, to $689.9 million during Fiscal 2017, compared to $1.175 billion for Fiscal 2016, which included net favorable foreign currency effects of $3.4 million. Income from operations as a percentage of total revenue declined to 15.4% in Fiscal 2017, compared to 24.9% in Fiscal 2016.
The following table details income from operations for our three business segments (dollars in millions):

	Fiscal Years Ended		$ Change	% Change	% of Total Revenue for Fiscal 2017	% of Total Revenue for Fiscal 2016
	April 1, 2017	April 2, 2016
Income from operations:
MK Retail	$159.8	$501.4	$(341.6)	(68.1)%	6.2%	20.9%
MK Wholesale	468.1	584.1	(116.0)	(19.9)%	26.4%	27.2%
MK Licensing	62.0	89.6	(27.6)	(30.8)%	42.5%	51.7%
Income from operations	$689.9	$1,175.1	$(485.2)	(41.3)%	15.4%	24.9%
MK Retail
Income from operations for our MK Retail segment declined $341.6 million, or 68.1%, to $159.8 million during Fiscal 2017, compared to $501.4 million for Fiscal 2016, which included impairment charges relating to underperforming Michael Kors retail stores of $198.7 million and $8.6 million, respectively. Income from operations as a percentage of net retail sales for the MK Retail segment declined from 20.9% in Fiscal 2016 to 6.2% during Fiscal 2017. Approximately 740 basis points of this decline was attributable to the above mentioned impairment charges. The remaining 730 basis point decrease in retail income from operations as a percentage of net retail sales was primarily due to an increase in other operating expenses as a percentage of net retail sales of approximately 480 basis points, as well as a 250 basis point decrease in gross profit margin, as previously discussed, during Fiscal 2017 as compared to Fiscal 2016. The increase in total retail operating expenses as a percentage of net retail sales was largely due to the following: (i) the above-mentioned impairment charges for underperforming Michael Kors retail stores still in operation; (ii) increased retail store-related costs; (iii) higher depreciation expenses associated with the recently acquired businesses and new store openings; (iv) increased corporate allocated expenses primarily due to the inclusion of transaction costs of $11.3 million related to the acquisition of the Greater China business; and (v) amortization of the reacquired rights intangible asset recognized in connection with our acquisition of the Greater China business.
MK Wholesale
Income from operations for our MK Wholesale segment declined $116.0 million, or 19.9%, to $468.1 million during Fiscal 2017, compared to $584.1 million for Fiscal 2016. Income from operations as a percentage of net wholesale sales decreased approximately 80 basis points to 26.4%. The decrease in wholesale income from operations as a percentage of wholesale net sales was primarily due to higher operating expenses as a percentage of net wholesale sales of approximately 130 basis points, partially offset by a 50 basis point increase in our wholesale gross profit margin, as previously discussed. The increase in operating expenses as a percentage of wholesale sales was primarily attributable to increased distribution, selling and design costs, as well as higher depreciation expenses in Fiscal 2017, partially offset by the absence of prior year write-off related to fixed assets.
MK Licensing
Income from operations for our MK Licensing segment decreased $27.6 million, or 30.8%, to $62.0 million during Fiscal 2017, compared to $89.6 million for Fiscal 2016. Income from operations as a percentage of licensing revenue declined approximately 920 basis points to 42.5%. The decline in licensing income from operations as a percentage of licensing revenue was due to an increase in operating expenses as a percentage of licensing revenues during Fiscal 2017, as compared to Fiscal 2016. This increase in operating expenses as a percentage of licensing revenue was primarily due to increased advertising expenses, depreciation expenses and corporate allocated expenses, including costs related to protection of our intellectual property, during Fiscal 2017 as compared to Fiscal 2016.

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
Provision for Income Taxes
We recognized $137.1 million of income tax expense during Fiscal 2017, compared with $334.6 million for Fiscal 2016. Our effective tax rate for Fiscal 2017 was 19.9%, compared to 28.5% for Fiscal 2016. The decrease in our effective tax rate was primarily due to the favorable effect of global financing activities as well as the increase in taxable income in certain of our non-U.S. subsidiaries (predominantly European operations) during Fiscal 2017, which are subject to lower statutory income tax rates. The global financing activities are related to our previously disclosed 2014 move of our principal executive office from Hong Kong to the United Kingdom (“U.K.”) and decision to become a U.K. tax resident. In connection with this decision, we funded our international growth strategy through intercompany debt financing arrangements between our U.S., U.K. and Switzerland subsidiaries in December 2015. Accordingly, due to the difference in the statutory income tax rates between these jurisdictions, we realized a reduction in our effective tax rate. The impact on our effective tax rate was higher in Fiscal 2017 than in Fiscal 2016 because the debt financing arrangements were initiated near the end of Fiscal 2016. Due to our substantial international growth and expansion over the past several years and our Company being a U.K. tax resident, we believe that it is most appropriate to reconcile our effective tax rate to the U.K. statutory tax rate.
Our effective tax rate may fluctuate from time to time due to the effects of changes in U.S. state and local taxes and tax rates in foreign jurisdictions. In addition, factors such as the geographic mix of earnings, enacted tax legislation and the results of various global tax strategies, may also impact our effective tax rate in future periods.
Net Loss Attributable to Noncontrolling Interest
During Fiscal 2017 and Fiscal 2016, we recorded a net loss attributable to our noncontrolling interest in MK Panama of $1.0 million and $1.4 million, respectively. These losses represent the share of MK Panama’s net loss that is not attributable to the Company.
Net Income Attributable to MKHL
As a result of the foregoing, our net income attributable to MKHL declined $286.6 million, or 34.2%, to $552.5 million during Fiscal 2017, compared to $839.1 million for Fiscal 2016, which included net favorable foreign currency effects of $2.9 million. Fiscal 2017 net income reflected approximately $148.3 million of impairment charges, net of taxes, primarily related to asset write downs for underperforming Michael Kors retail stores, as described above.

Liquidity and Capital Resources
Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, along with borrowings available under our credit facilities (see below discussion regarding “Revolving Credit Facilities”) and available cash and cash equivalents. Our primary use of this liquidity is to fund the ongoing cash requirements, including our working capital needs and capital investments in our business, debt repayments, acquisitions, returns of capital including share repurchases, dividends and other corporate activities. We believe that the cash generated from our operations, together with borrowings available under our revolving credit facilities and available cash and cash equivalents, will be sufficient to meet our working capital needs for the next 12 months, including investments made and expenses incurred in connection with our store growth plans, shop-in-shop growth, investments in corporate and distribution facilities, continued systems development, e-commerce and marketing initiatives. We spent $120.4 million on capital expenditures during Fiscal 2018, and expect to spend approximately $250.0 million during Fiscal 2019. The majority of the Fiscal 2018 expenditures related to our retail operations (including e-commerce), with the remainder related to enhancements to our distribution and information systems infrastructure and our corporate offices, as well as in connection with new shop-in-shops.
The following table sets forth key indicators of our liquidity and capital resources (in millions):

	As of
	March 31, 2018	April 1, 2017
Balance Sheet Data:
Cash and cash equivalents	$163.1	$227.7
Working capital	$301.8	$598.9
Total assets	$4,059.0	$2,409.6
Short-term debt	$200.0	$133.1
Long-term debt	$674.4	$—

	Fiscal Years Ended
	March 31, 2018	April 1, 2017	April 2, 2016
Cash Flows Provided By (Used In):
Operating activities	$1,062.5	$1,034.6	$1,249.5
Investing activities	(1,533.4)	(650.9)	(381.1)
Financing activities	389.6	(850.2)	(1,149.4)
Effect of exchange rate changes	15.1	(5.9)	4.1
Net decrease in cash and cash equivalents	$(66.2)	$(472.4)	$(276.9)

Cash Provided by Operating Activities
Cash provided by operating activities increased $27.9 million to $1.063 billion during Fiscal 2018, as compared to $1.035 billion for Fiscal 2017. The increase in cash flows from operating activities was primarily due to an increase related to changes in our working capital, partially offset by a decrease in our net income after non-cash adjustments. The increase related to our working capital was primarily attributable to an increase in accrued expenses and other current liabilities primarily driven by restructuring liabilities recorded in Fiscal 2018 and the timing of tax related payments, and favorable changes in prepaid expenses and other current assets and inventories primarily due to timing. These increases were partially offset by lower accounts payable primarily due to the timing of payments and an unfavorable change in accounts receivable primarily due to a higher decline in wholesale inventory purchases in the prior year.
Cash provided by operating activities decreased $214.9 million to $1.035 billion billion during Fiscal 2017, as compared to $1.250 billion for Fiscal 2016. The decrease in cash flows from operating activities was primarily due to a decrease in our net income after non-cash adjustments, as well as a decrease related to changes in our working capital, which was primarily attributable to an unfavorable change in accrued expenses and other current liabilities primarily due to the timing of tax and royalty payments, partially offset by favorable changes in inventory and accounts payable due to lower wholesale inventory purchases and shipments, as well as the timing of payments.

Cash Used in Investing Activities
Net cash used in investing activities increased $882.5 million to $1.533 billion during Fiscal 2018, compared to $650.9 million during Fiscal 2017. The decrease in cash was primarily attributable to a $933.9 million increase of cash paid, net of cash acquired, in connection with our Fiscal 2018 acquisition of the Jimmy Choo business, as compared to our acquisition of the previously licensed business in Greater China during Fiscal 2017. This decrease in cash was partially offset by lower capital expenditures of $44.4 million, due to lower spending related to build-outs of new stores and shop-in-shops and lower corporate expenditures.
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
Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities was $389.6 million during Fiscal 2018, as compared to net cash used in financing activities of $850.2 million during Fiscal 2017. The $1.240 billion increase in cash from financing activities was due to increased debt borrowings of $590.9 million, which included senior notes and term loan borrowings to finance the acquisition of Jimmy Choo, net of cash repayments, as well as a decrease of $643.8 million in cash payments to repurchase our ordinary shares.
Net cash used in financing activities decreased $299.2 million to $850.2 million during Fiscal 2017, from $1.149 billion during Fiscal 2016, which was primarily attributable to increased borrowings under our 2015 Credit Facility of $153.4 million, net of debt repayments and a decrease of $147.6 million in cash payments to repurchase our ordinary shares.

Debt Facilities
The following table presents a summary of the Company’s borrowing capacity and amounts outstanding as of March 31, 2018 and April 1, 2017 (dollars in millions):

	Fiscal Years Ended
	March 31, 2018	April 1, 2017
Senior Unsecured Revolving Credit Facility:
Revolving Credit Facility (excluding up to a $500 million accordion feature) (1)
Total Availability	$1,000.0	$1,000.0
Borrowings outstanding (2)	200.0	127.3
Letter of credit outstanding	15.9	10.6
Remaining availability	$784.1	$862.1

Term Loan Facility ($1.0 billion) (3)
Borrowings Outstanding, net of debt issuance costs (4)	$229.0	$—
Remaining availability	$—	$—

4.000% Senior Notes
Borrowings Outstanding, net of debt issuance costs and discount amortization (4)	$444.5	$—

Other Borrowings (4)	$0.9	—

Hong Kong Uncommitted Credit Facility:
Total availability (100.0 million Hong Kong Dollars)	$12.7	$12.9
Borrowings outstanding (45.0 million Hong Kong Dollars) (2)	—	5.8
Bank guarantees outstanding (11.8 million Hong Kong Dollars)	1.5	1.5
Remaining availability	$11.2	$5.6

Japan Credit Facility:
Borrowings outstanding	$—	$—
Total and remaining availability (1.0 billion Japanese Yen)	$9.4	$—

Total borrowings outstanding(1)	$874.4	$133.1
Total remaining availability	$804.7	$867.7
_____________________________

(1)
The 2017 Credit Facility contains customary events of default and requires us to maintain a leverage ratio at the end of each fiscal quarter of no greater than 3.5 to 1, calculated as the ratio of the sum of total indebtedness as of the date of the measurement plus 6.0 times the consolidated rent expense for the last four consecutive fiscal quarters, to Consolidated EBITDAR for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined as consolidated net income plus income tax expense, net interest expense, depreciation and amortization expense, consolidated rent expense and other non-cash charges, subject to certain deductions. The 2017 Credit Facility also includes other customary covenants that limit additional indebtedness, guarantees, liens, acquisitions and other investments and cash dividends. As of March 31, 2018 and April 1, 2017, we were in compliance with all covenants related to our agreements then in effect governing our debt.

(2)	Recorded as short-term debt in our consolidated balance sheets as of March 31, 2018 and April 1, 2017.

(3)
The $1.0 billion facility was fully utilized to finance a portion of the purchase price of our acquisition of Jimmy Choo on November 1, 2017, a portion of which was repaid during Fiscal 2018. See Note 3 for additional information.

(4)	Recorded as long-term debt in our consolidated balance sheet as of March 31, 2018.
We believe that our 2017 Credit Facility is adequately diversified with no undue concentration in any one financial institution. As of March 31, 2018, there were 13 financial institutions participating in the facility, with none maintaining a maximum commitment percentage in excess of 15%. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the 2017 Credit Facility.
See Note 10 to the accompanying consolidated financial statements for detailed information relating to our credit facilities.

Share Repurchase Program
The following table presents our treasury share repurchases during the fiscal years ended March 31, 2018 and April 1, 2017 (dollars in millions):

	Fiscal Years Ended
	March 31, 2018	April 1, 2017
Cost of shares repurchased under share repurchase program	$357.8	$1,000.0
Fair value of shares withheld to cover tax obligations for vested restricted share awards	3.2	4.8
Total cost of treasury shares repurchased	$361.0	$1,004.8

Shares repurchased under share repurchase program	7,700,959	21,756,353
Shares withheld to cover tax withholding obligations	92,536	100,552
	7,793,495	21,856,905
As of March 31, 2018, the remaining availability under our $1.0 billion share repurchase program was $642.2 million. Share repurchases may be made in open market or privately negotiated transactions, subject to market conditions, applicable legal requirements, trading restrictions under the our insider trading policy, and other relevant factors. This program may be suspended or discontinued at any time.
Contractual Obligations and Commercial Commitments
As of March 31, 2018, our lease commitments and contractual obligations were as follows (in millions):

Fiscal Years Ending	Fiscal 2019	Fiscal 2020-2021	Fiscal 2022-2023	Fiscal 2024 and Thereafter	Total
Operating leases	$323.9	$578.8	$472.5	$531.4	$1,906.6
Inventory Purchase Obligations	750.6	—	—	—	750.6
Other commitments	64.7	39.4	1.4	0.9	106.4
Short-term debt	200.0	—	—	—	200.0
Long-term debt	—	137.4	91.6	445.4	674.4
Total	$1,339.2	$755.6	$565.5	$977.7	$3,638.0
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
Excluded from the above commitments is $100.8 million of long-term liabilities related to uncertain tax positions, due to the uncertainty of the time and nature of resolution.
The above table also excludes current liabilities (other than short-term debt) recorded as of March 31, 2018, as these items will be paid within one year, and non-current liabilities that have no cash outflows associated with them (e.g., deferred taxes).

Off-Balance Sheet Arrangements
We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. In addition to the commitments in the above table, our off-balance sheet commitments relating to our outstanding letters of credit were $20.3 million at March 31, 2018, including $4.4 million in letters of credit issued outside of the 2017 Credit Facility. In addition, as of March 31, 2018, bank guarantees of approximately $1.5 million were supported by our Hong Kong Credit Facility. We do not have any other off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

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
Foreign Currency Exchange Risk
We are exposed to risks on certain purchase commitments to foreign suppliers based on the value of our purchasing subsidiaries’ local currency relative to the currency requirement of the supplier on the date of the commitment. As such, we enter into forward currency exchange contracts that generally mature in 12 months or less and are consistent with the related purchase commitments, to manage our exposure to the changes in the value of the Euro and the Canadian Dollar. These contracts are recorded at fair value in our consolidated balance sheets as either an asset or liability, and are derivative contracts to hedge cash flow risks. Certain of these contracts are designated as hedges for hedge accounting purposes, while certain of these contracts, are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of the majority of these contracts at the balance sheet date are recorded in our equity as a component of accumulated other comprehensive income, and upon maturity (settlement) are recorded in, or reclassified into, our cost of sales or operating expenses, in our consolidated statement of operations, as applicable to the transactions for which the forward currency exchange contracts were established. For those contracts which are designated as hedges for accounting purposes, any portion of those contracts deemed ineffective would be charged to earnings, in the period the ineffectiveness was determined.
We perform a sensitivity analysis on our forward currency contracts, both designated and not designated as hedges for accounting purposes, to determine the effects of fluctuations in foreign currency exchange rates. For this sensitivity analysis, we assume a hypothetical change in U.S. Dollar against foreign exchange rates. Based on all foreign currency exchange contracts outstanding as of March 31, 2018, a 10% appreciation or devaluation of the U.S. Dollar compared to the level of foreign currency exchange rates for currencies under contract as of March 31, 2018, would result in a net increase and decrease, respectively, of approximately $16.3 million in the fair value of these contracts.
Interest Rate Risk
We are exposed to interest rate risk in relation to borrowings outstanding under our Term Loan Facility, our 2017 Credit Facility, our Hong Kong Credit Facility and our Japan Credit Facility. Our Term Loan Facility carries interest at a rate that is based on LIBOR. Our 2017 Credit Facility carries interest rates that are tied to LIBOR and the prime rate, among other institutional lending rates (depending on the particular origination of borrowing), as further described in Note 10 to the accompanying consolidated financial statements. Our Hong Kong Credit Facility carries interest at a rate that is tied to the Hong Kong Interbank Offered Rate. Our Japan Credit Facility carries interest at a rate posted by the Mitsubishi UFJ Financial Group. Therefore, our statements of operations and comprehensive income and cash flows are exposed to changes in those interest rates. At March 31, 2018, we had $229.0 million, net of debt issuance costs, outstanding under our Term Loan Facility, $200.0 million in short-term borrowings outstanding under our 2017 Credit Facility, and no borrowings outstanding under our Hong Kong or Japanese Credit Facilities. At April 1, 2017, we had short-term borrowings of $127.3 million outstanding under our 2015 Credit Facility and short-term borrowings of approximately $5.8 million outstanding under our Hong Kong Credit Facility. These balances are not indicative of future balances that may be outstanding under our revolving credit facilities that may be subject to fluctuations in interest rates. Any increases in the applicable interest rate(s) would cause an increase to the interest expense relative to any outstanding balance at that date.
Credit Risk
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
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a - 15(e) and 15(d) - 15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2018. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of March 31, 2018 are effective.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined under the Exchange Act Rule 13a-15 (f)) to provide reasonable assurance regarding the reliability of financial reporting and that the consolidated financial statements have been prepared in accordance with U.S. GAAP. Such internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets; (ii) provide reasonable assurance (A) that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors; and (B) regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2018. In making this assessment, it used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), the 2013 Framework. Based on this assessment, management has determined that, as of March 31, 2018, our internal control over financial reporting is effective based on those criteria.
On November 1, 2017, we acquired Jimmy Choo (refer to Note 3 to the accompanying consolidated financial statements for additional information). Jimmy Choo’s assets (excluding intangible assets recorded in connection with the acquisition) comprised approximately 8.3% of the Company’s total assets at March 31, 2018 and approximately 4.7% of the Company’s total revenue for Fiscal 2018. As of March 31, 2018, we are in the process of evaluating the internal controls of the acquired business and integrating it into our existing operations. The acquired business has, therefore, been excluded from management’s assessment of internal control over financial reporting for Fiscal 2018.
The Company’s internal control over financial reporting as of March 31, 2018, as well as the consolidated financial statements, have been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein. The audit report appears on page 62 of this report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
This Item 9B is being filed solely to update the Item 9B disclosure included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2017, filed with the SEC on May 31, 2017, in order to provide the amount of any material charges relating to the Retail Fleet Optimization Plan by major type of cost that the Company believes are now determinable.
The Company previously disclosed that in connection with the Retail Fleet Optimization Plan, it expects to incur approximately $100 - $125 million of one-time costs, including lease termination and other store closure costs. During Fiscal 2018, the Company recorded restructuring charges of $52.6 million, which were comprised of lease-related costs of $51.9 million (inclusive of losses on store lease exits of $29.0 million) and severance and benefit costs of $0.7 million. Most of these charges were incurred during the fourth fiscal quarter of 2018. The Company continues to expect that it will incur an additional $50-$75 million in future cash expenditures in connection with the Retail Fleet Optimization Plan, consistent with the original range of one-time costs previously disclosed, and anticipates finalizing the remainder of the planned store closures over the next two fiscal years.
The exact amounts and timing of the Retail Fleet Optimization Plan charges and future cash expenditures associated therewith are undeterminable at this time. The Company will either disclose in a Current Report on Form 8-K, or disclose in another periodic filing with the U.S. Securities and Exchange Commission, the amount of any material charges relating to the Retail Optimization Plan by major type of cost once such amounts or range of amounts are determinable.
This disclosure is intended to satisfy the requirements of Item 2.05 of Form 8-K.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance
Information with respect to this Item is included in the Company’s Proxy Statement to be filed in June 2018, which is incorporated herein by reference.
Item 11.    Executive Compensation
Information with respect to this Item is included in the Company’s Proxy Statement to be filed in June 2018, which is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information as of March 31, 2018 regarding compensation plans under which the Company’s equity securities are authorized for issuance:

Equity Compensation Plan Information
	(a)	(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	5,270,406	$46.98	(2)	7,193,763
Equity compensation plans not approved by security holders (3)	1,375,411	$4.46	(2)	—
Total	6,645,817	$38.18	(2)	7,193,763

(1)	Reflects share options, restricted shares and restricted share units issued under the Michael Kors Holdings Limited Amended and Restated Omnibus Incentive Plan.

(2)	Represents the weighted average exercise price of outstanding share awards only.

(3)
Reflects share options issued under the Amended and Restated Michael Kors (USA), Inc. Stock Option Plan (the “Option Plan”), which was in effect prior to our initial public offering. As of March 31, 2018, there were no shares available for future issuance under the Option Plan.

Item 13.    Certain Relationships, Related Transactions and Director Independence
Information with respect to this Item is included in the Company’s Proxy Statement to be filed in June 2018, which is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
Information with respect to this Item is included in the Company’s Proxy Statement to be filed in June 2018, which is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this annual report on Form 10-K:

1.	The following consolidated financial statements listed below are filed as a separate section of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm - Ernst & Young LLP.
Consolidated Balance Sheets as of March 31, 2018 and April 1, 2017.
Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended March 31, 2018, April 1, 2017 and April 2, 2016.
Consolidated Statements of Shareholders’ Equity for the fiscal years ended March 31, 2018, April 1, 2017 and April 2, 2016.
Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2018, April 1, 2017 and April 2, 2016.
Notes to Consolidated Financial Statements for the fiscal years ended March 31, 2018, April 1, 2017 and April 2, 2016.

2.	Exhibits:
EXHIBIT INDEX

Exhibit No.	Document Description
2.1
Share Purchase Agreement dated as of May 31, 2016, by and among Michael Kors (Europe) B.V., Michael Kors (HK) Limited, Michael Kors Far East Trading Limited and Sportswear Holdings Limited (included as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-35368), filed on June 1, 2016 and incorporated herein by reference).

2.2
Cooperation Agreement, dated as of July 25, 2017, by and among Michael Kors Holdings Limited, JAG Acquisitions (UK) Limited and Jimmy Choo Group Limited (formerly known as Jimmy Choo PLC) (included as Exhibit 2.2 to the Company's Current Report on Form 8-K (File No. 001-35368), filed on July 25, 2017 and incorporated herein by reference).

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

10.7	Third Amended and Restated Employment Agreement, dated as of March 28, 2018, by and among Michael Kors (USA), Inc., Michael Kors Holdings Limited and Michael Kors.
10.8	Third Amended and Restated Employment Agreement, dated as of March 28, 2018, by and among Michael Kors (USA), Inc., Michael Kors Holdings Limited and John D. Idol.
10.9
Amended and Restated Employment Agreement, dated as of May 23, 2013, by and among Michael Kors (USA), Inc., Michael Kors Holdings Limited and Joseph B. Parsons (included as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2013 filed on May 29, 2013, and incorporated herein by reference).

10.10
Michael Kors Holdings Limited Executive Bonus Program (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2013 filed on August 8, 2013, and incorporated herein by reference).

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

10.13
Form of Employee Non-Qualified Option Award Agreement (included as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2015, filed on May 27, 2015, and incorporated herein by reference).

10.14
Form of Employee Restricted Share Unit Award Agreement (included as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2015, filed on May 27, 2015, and incorporated herein by reference).

10.15
Form of Performance-Based Restricted Share Unit Award Agreement (included as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2015, filed on May 27, 2015, and incorporated herein by reference).

10.16
Form of Independent Director Restricted Share Unit Award Agreement (included as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2015, filed on May 27, 2015, and incorporated herein by reference).

10.17
Aircraft Time Sharing Agreement, dated November 24, 2014, by and between Michael Kors (USA), Inc. and John Idol (included as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2015, filed on May 27, 2015, and incorporated herein by reference).

10.18
Aircraft Time Sharing Agreement, dated December 12, 2014, by and between Michael Kors (USA), Inc. and Michael Kors (included as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2015, filed on May 27, 2015, and incorporated herein by reference).

10.19
Employment Agreement, dated as of April 17, 2017, by and among Michael Kors (USA), Inc., Michael Kors Holdings Limited and Thomas J. Edwards, Jr. (including as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2017, filed on May 31, 2017, and incorporated herein by reference).

10.20
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
Date: May 30, 2018

MICHAEL KORS HOLDINGS LIMITED
By:	/s/ John D. Idol
Name:	John D. Idol
Title:	Chairman & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael Kors	Honorary Chairman, Chief Creative Officer and Director	May 30, 2018
Michael Kors
By:	/s/ John D. Idol	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	May 30, 2018
John D. Idol
By:	/s/ Thomas J. Edwards, Jr.	Chief Financial Officer, Chief Operating Officer and Treasurer (Principal Financial and Accounting Officer)	May 30, 2018
Thomas J. Edwards Jr.
By:	/s/ M. William Benedetto	Director	May 30, 2018
M. William Benedetto
By:	/s/ Robin Freestone	Director	May 30, 2018
Robin Freestone
By:	/s/ Judy Gibbons	Director	May 30, 2018
Judy Gibbons
By:	/s/ Ann McLaughlin Korologos	Director	May 30, 2018
Ann McLaughlin Korologos
By:	/s/ Stephen F. Reitman	Director	May 30, 2018
Stephen F. Reitman
By:	/s/ Jane Thompson	Director	May 30, 2018
Jane Thompson
By:	/s/ Jean Tomlin	Director	May 30, 2018
Jean Tomlin

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Michael Kors Holdings Limited
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Michael Kors Holdings Limited and subsidiaries (“the Company”) as of March 31, 2018 and April 1, 2017, and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material aspects, the financial position of the Company at March 31, 2018 and April 1, 2017, and the results of its operations and its cash flow for each of the three years in the period ended March 31, 2018, in conformity with the U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 30, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ ERNST & YOUNG LLP
We have served as the Company’s auditor since 2014
New York, New York
May 30, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Michael Kors Holdings Limited
Opinion on Internal Control over Financial Reporting
We have audited Michael Kors Holdings Limited and subsidiaries’ (“the Company”) internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“the COSO criteria”). In our opinion, the Company’s maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of March 31, 2018 and April 1, 2017, the related consolidated statements of operations and comprehensive income, statements of changes in stockholders’ equity and statements of cash flows for each of the three years in the period ended March 31, 2018, and the related notes and our report dated May 30, 2018 expressed an unqualified opinion thereon.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Jimmy Choo Group Limited, which is included in the fiscal year 2018 consolidated financial statements of the Company and constituted 8.2% of total assets, as of March 31, 2018 and 4.7% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Jimmy Choo Group Limited.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ ERNST & YOUNG LLP
New York, New York
May 30, 2018

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31, 2018	April 1, 2017
Assets
Current assets
Cash and cash equivalents	$163.1	$227.7
Receivables, net	290.5	265.8
Inventories	660.7	549.3
Prepaid expenses and other current assets	147.8	121.9
Total current assets	1,262.1	1,164.7
Property and equipment, net	583.2	591.5
Intangible assets, net	1,235.7	418.1
Goodwill	847.7	119.7
Deferred tax assets	56.2	73.3
Other assets	74.1	42.3
Total assets	$4,059.0	$2,409.6
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$294.1	$176.3
Accrued payroll and payroll related expenses	93.0	61.1
Accrued income taxes	77.6	60.3
Short-term debt	200.0	133.1
Accrued expenses and other current liabilities	295.6	135.0
Total current liabilities	960.3	565.8
Deferred rent	128.4	137.8
Deferred tax liabilities	186.3	80.0
Long-term debt	674.4	—
Other long-term liabilities	88.1	31.0
Total liabilities	2,037.5	814.6
Commitments and contingencies
Shareholders’ equity
Ordinary shares, no par value; 650,000,000 shares authorized; 210,991,091 shares issued and 149,698,407 outstanding at March 31, 2018; 209,332,493 shares issued and 155,833,304 outstanding at April 1, 2017	—	—
Treasury shares, at cost (61,292,684 shares at March 31, 2018 and 53,499,189 shares at April 1, 2017)	(3,015.9)	(2,654.9)
Additional paid-in capital	831.1	767.8
Accumulated other comprehensive income (loss)	50.5	(80.6)
Retained earnings	4,152.0	3,560.3
Total shareholders’ equity of MKHL	2,017.7	1,592.6
Noncontrolling interest	3.8	2.4
Total shareholders’ equity	2,021.5	1,595.0
Total liabilities and shareholders’ equity	$4,059.0	$2,409.6
See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In millions, except share and per share data)

	Fiscal Years Ended
	March 31, 2018	April 1, 2017	April 2, 2016
Total revenue	$4,718.6	$4,493.7	$4,712.1
Cost of goods sold	1,859.3	1,832.3	1,914.9
Gross profit	2,859.3	2,661.4	2,797.2
Selling, general and administrative expenses	1,766.8	1,541.2	1,428.0
Depreciation and amortization	208.6	219.8	183.2
Impairment of long-lived assets	32.7	199.2	10.9
Restructuring and other charges (1)	102.1	11.3	—
Total operating expenses	2,110.2	1,971.5	1,622.1
Income from operations	749.1	689.9	1,175.1
Other income, net	(1.7)	(5.4)	(3.7)
Interest expense, net	22.3	4.1	1.7
Foreign currency (gain) loss	(13.3)	2.6	4.8
Income before provision for income taxes	741.8	688.6	1,172.3
Provision for income taxes	149.7	137.1	334.6
Net income	592.1	551.5	837.7
Less: Net income (loss) attributable to noncontrolling interest	0.2	(1.0)	(1.4)
Net income attributable to MKHL	$591.9	$552.5	$839.1

Weighted average ordinary shares outstanding:
Basic	152,283,586	165,986,733	186,293,295
Diluted	155,102,885	168,123,813	189,054,289
Net income per ordinary share attributable to MKHL:
Basic	$3.89	$3.33	$4.50
Diluted	$3.82	$3.29	$4.44

Statements of Comprehensive Income:
Net income	$592.1	$551.5	$837.7
Foreign currency translation adjustments	147.4	(8.8)	18.5
Net (loss) gain on derivatives	(16.2)	8.7	(32.5)
Comprehensive income	723.3	551.4	823.7
Less: Net income (loss) attributable to noncontrolling interest	0.2	(1.0)	(1.4)
Less: Other comprehensive income (loss) attributable to noncontrolling interest	0.1	(0.4)	0.1
Comprehensive income attributable to MKHL	$723.0	$552.8	$825.0

(1)
Restructuring and other charges includes store closure costs recorded in connection with the Retail Fleet Optimization Plan, as well as transaction and transition costs recorded in connection with the acquisitions of Jimmy Choo Group Limited (formerly known as Jimmy Choo PLC) and Michael Kors (HK) Limited and Subsidiaries (see Note 3 and Note 9).

See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data which is in thousands)

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Equity of MKHL	Non-controlling Interests	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at March 28, 2015	206,487	$—	$636.7	(6,830)	$(497.7)	$(66.8)	$2,168.8	$2,241.0	$—	$2,241.0
Net income (loss)	—	—	—	—	—	—	839.1	839.1	(1.4)	837.7
Other comprehensive (loss) income	—	—	—	—	—	(14.1)	—	(14.1)	0.1	(14.0)
Total comprehensive income (loss)	—	—	—	—	—	—	—	825.0	(1.3)	823.7
Fair value of noncontrolling interest in MK Panama	—	—	—	—	—	—	—	—	5.1	5.1
Forfeitures of restricted awards, net of vestings	(35)	—	—	—	—	—	—	—		—
Exercise of employee share options	1,632	—	12.7	—	—	—	—	12.7	—	12.7
Equity compensation expense	—	—	48.4	—	—	—	—	48.4	—	48.4
Tax benefits on exercise of share options	—	—	21.1	—	—	—	—	21.1	—	21.1
Purchase of treasury shares	—	—	—	(24,812)	(1,152.4)	—	—	(1,152.4)	—	(1,152.4)
Other	—	—	—	—	—	—	(0.1)	(0.1)	—	(0.1)
Balance at April 2, 2016	208,084	$—	$718.9	(31,642)	$(1,650.1)	$(80.9)	$3,007.8	$1,995.7	$3.8	$1,999.5
Net income (loss)	—	—	—	—	—	—	552.5	552.5	(1.0)	551.5
Other comprehensive income (loss)	—	—	—	—	—	0.3	—	0.3	(0.4)	(0.1)
Total comprehensive income (loss)	—	—	—	—	—	—	—	552.8	(1.4)	551.4
Vesting of restricted awards, net of forfeitures	454	—	—	—	—	—	—	—	—	—
Exercise of employee share options	794	—	8.4	—	—	—	—	8.4	—	8.4
Equity compensation expense	—	—	33.9	—	—	—	—	33.9	—	33.9
Tax benefits on exercise of share options	—	—	6.6	—	—	—	—	6.6	—	6.6
Purchase of treasury shares	—	—	—	(21,857)	(1,004.8)	—	—	(1,004.8)	—	(1,004.8)
Balance at April 1, 2017	209,332	$—	$767.8	(53,499)	$(2,654.9)	$(80.6)	$3,560.3	$1,592.6	$2.4	$1,595.0
Net income	—	—	—	—	—	—	591.9	591.9	0.2	592.1
Other comprehensive income	—	—	—	—	—	131.1	—	131.1	0.1	131.2
Total comprehensive income	—	—	—	—	—	—	—	723.0	0.3	723.3
Non-controlling interest of Jimmy Choo joint ventures	—	—	—	—	—	—	—	—	3.1	3.1
Partial repurchase of non-controlling interest	—	—	0.5	—	—	—	—	0.5	(1.0)	(0.5)
Vesting of restricted awards, net of forfeitures	542	—	—	—	—	—	—	—	—	—
Exercise of employee share options	1,117	—	13.7	—	—	—	—	13.7	—	13.7
Equity compensation expense	—	—	49.6	—	—	—	—	49.6	—	49.6
Purchase of treasury shares	—	—	—	(7,794)	(361.0)	—	—	(361.0)	—	(361.0)
Redemption of capital/dividends	—	—	—	—	—	—	(0.2)	(0.2)	(1.0)	(1.2)
Other	—	—	(0.5)	—	—	—	—	(0.5)	—	(0.5)
Balance at March 31, 2018	210,991	$—	$831.1	(61,293)	$(3,015.9)	$50.5	$4,152.0	$2,017.7	$3.8	$2,021.5
See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal Years Ended
	March 31, 2018	April 1, 2017	April 2, 2016
Cash flows from operating activities
Net income	$592.1	$551.5	$837.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	208.6	219.8	183.2
Equity compensation expense	49.6	33.9	48.4
Impairment of long-lived assets	32.7	199.2	10.9
Losses on store lease exits	29.0	—	—
Deferred income taxes	9.1	(60.3)	(1.9)
Loss on disposal of fixed assets	4.5	3.4	2.8
Amortization of deferred financing costs	4.4	0.9	0.9
Tax benefits on exercise of share options	(7.3)	(6.6)	(21.1)
Amortization of deferred rent	(4.0)	9.2	2.6
Foreign currency (gains) losses	(13.3)	2.6	4.8
Gain on acquisition of MK Korea	—	—	(3.7)
Other non-cash adjustments	—	—	2.9
Change in assets and liabilities:
Receivables, net	19.3	59.6	52.5
Inventories	46.0	20.6	(16.3)
Prepaid expenses and other current assets	49.1	(0.9)	(5.3)
Other assets	(4.8)	(7.9)	(0.4)
Accounts payable	(20.9)	37.5	14.2
Accrued expenses and other current liabilities	56.3	(54.4)	125.6
Other long-term liabilities	12.1	26.5	11.7
Net cash provided by operating activities	1,062.5	1,034.6	1,249.5
Cash flows from investing activities
Capital expenditures	(120.4)	(164.8)	(369.2)
Purchase of intangible assets	(3.2)	(5.5)	(11.4)
Investment in joint venture	—	—	(1.0)
Cash paid for business acquisitions, net of cash acquired	(1,414.5)	(480.6)	0.5
Realized gain on hedge related to Jimmy Choo acquisition	4.7	—	—
Net cash used in investing activities	(1,533.4)	(650.9)	(381.1)
Cash flows from financing activities
Debt borrowings	2,520.3	1,240.0	192.6
Debt repayments	(1,783.2)	(1,093.8)	(199.8)
Repurchase of treasury shares	(361.0)	(1,004.8)	(1,152.4)
Exercise of employee share options	13.7	8.4	12.7
Payment of deferred financing costs	—	—	(2.4)
Other financing activities	(0.2)	—	(0.1)
Net cash provided by (used in) financing activities	389.6	(850.2)	(1,149.4)
Effect of exchange rate changes on cash and cash equivalents	15.1	(5.9)	4.1
Net decrease in cash and cash equivalents	(66.2)	(472.4)	(276.9)
Beginning of period	229.6	702.0	978.9
End of period (including restricted cash of $0.3 million at March 31, 2018 and $1.9 million at April 1, 2017)	$163.4	$229.6	$702.0
Supplemental disclosures of cash flow information
Cash paid for interest	$11.0	$3.5	$1.5
Cash paid for income taxes	$103.5	$171.1	$273.0
Supplemental disclosure of noncash investing and financing activities
Accrued capital expenditures	$26.3	$22.8	$33.6
See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Basis of Presentation
Michael Kors Holdings Limited (“MKHL,” and together with its subsidiaries, the “Company”) was incorporated in the British Virgin Islands (“BVI”) on December 13, 2002. The Company is a leading designer, marketer, distributor and retailer of branded women’s and men’s accessories, apparel and footwear bearing the Michael Kors and Jimmy Choo tradenames and related trademarks “MICHAEL KORS,” “MICHAEL MICHAEL KORS,” “JIMMY CHOO,” and various other related trademarks and logos. The Company’s business consists of four reportable segments: Michael Kors (“MK”) Retail, MK Wholesale, MK Licensing and Jimmy Choo. See Note 19 for additional information.
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company’s audited consolidated financial statements include the following operations for the periods from the respective acquisition/consolidation date through March 31, 2018:

•	Jimmy Choo Group Limited, formerly known as Jimmy Choo PLC (“Jimmy Choo”), acquired on November 1, 2017;

•
the previously licensed business in the Greater China region, Michael Kors (HK) Limited and Subsidiaries (“MKHKL”) with operations in China, Hong Kong, Macau and Taiwan, which was acquired on May 31, 2016;

•	the previously licensed business in South Korea (“MK Korea”), which was acquired on January 1, 2016; and

•
the Latin American joint venture, MK (Panama) Holdings, S.A. and subsidiaries (“MK Panama”), in which the Company obtained controlling interest on June 28, 2015 upon making a series of capital contributions to MK Panama.

See Note 3 for additional information related to the above acquisitions.
The Company utilizes a 52 to 53 week fiscal year ending on the Saturday closest to March 31. As such, the fiscal years ending on March 31, 2018 and April 1, 2017 (“Fiscal 2018” and “Fiscal 2017”, respectively) contain 52 weeks, whereas the fiscal year ending on April 2, 2016 (“Fiscal 2016”) contained 53 weeks.
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to use judgment and make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. The most significant assumptions and estimates involved in preparing the financial statements include allowances for customer deductions, sales returns, sales discounts and doubtful accounts, estimates related to the Company’s new customer loyalty program, estimates of inventory recovery, the valuation of share-based compensation, valuation of deferred taxes and the estimated useful lives used for amortization and depreciation of intangible assets and property and equipment. Actual results could differ from those estimates.
Reclassifications
Certain reclassifications have been made to the prior periods’ financial information in order to conform to the current period’s presentation. The Company reclassified $11.3 million of transaction costs recorded in Fiscal 2017 in connection with the acquisition of MKHKL from selling, general and administrative expenses to restructuring and other charges in the Company’s consolidated statements of operations and comprehensive income to provide a more transparent disclosure of these costs. In addition, the Company reclassified $6.6 million and $21.1 million of excess tax benefits from net cash used in financing activities to net cash provided by operating activities in Fiscal 2017 and Fiscal 2016, respectively, within the Company’s consolidated statements of cash flows, in connection with the adoption of ASU No. 2016-09.

Seasonality
The Company experiences certain effects of seasonality with respect to its business. The Company’s MK Retail segment generally experiences greater sales during its third fiscal quarter as a result of holiday season sales. The MK Wholesale segment generally experiences the lowest sales in its first fiscal quarter. The Jimmy Choo segment generally experiences greater sales during its third fiscal quarter, primarily driven by the product launch calendar and holiday season sales. In the aggregate, the Company’s first fiscal quarter typically experiences less sales volume relative to the other three quarters and its third fiscal quarter generally has higher sales volume relative to the other three quarters.
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
The following table details the activity and balances of the Company’s sales reserves for the fiscal years ended March 31, 2018, April 1, 2017, and April 2, 2016 (in millions):

	Balance Beginning of Year	Amounts Charged to Revenue	Write-offs Against Reserves	Balance at Year End
Retail
Return Reserves:
Fiscal year ended March 31, 2018	$7.3	$160.7	$(155.9)	$12.1
Fiscal year ended April 1, 2017	4.7	102.4	(99.8)	7.3
Fiscal year ended April 2, 2016	2.5	71.7	(69.5)	4.7

	Balance Beginning of Year	Amounts Charged to Revenue	Write-offs Against Reserves	Balance at Year End
Wholesale
Total Sales Reserves:
Fiscal year ended March 31, 2018	$96.7	$257.7	$(245.8)	$108.6
Fiscal year ended April 1, 2017	110.9	271.1	(285.3)	96.7
Fiscal year ended April 2, 2016	87.5	348.4	(325.0)	110.9
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
Loyalty Program
During Fiscal 2018, the Company launched its Michael Kors customer loyalty program in the U.S., which allows customers to earn points on qualifying purchases toward monetary and non-monetary rewards that may be redeemed for purchases at the Company’s U.S. retail stores and e-commerce site. The Company defers a portion of the initial sales transaction based on the estimated relative fair value of the benefits using statistical formulas based on projected timing of future redemptions and historical activity. These amounts include estimated “breakage” for points that are not expected to be redeemed. The deferred revenue, net of an estimated “breakage,” is recorded as a reduction to revenue in the consolidated statements of income and comprehensive income and within accrued expenses and other current liabilities in the Company’s consolidated balance sheets.

Advertising and Marketing Costs
Advertising and marketing costs are expensed over the period of benefit and are recorded in general and administrative expenses. Advertising and marketing expense was $167.1 million, $118.7 million and $103.9 million in Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.
Cooperative advertising expense, which represents the Company’s participation in advertising expenses of its wholesale customers, is reflected as a reduction of net sales. Expenses related to cooperative advertising for Fiscal 2018, Fiscal 2017 and Fiscal 2016, were $6.3 million, $5.4 million and $7.4 million, respectively.
Shipping and Handling
Freight-in expenses are recorded as part of cost of goods sold, along with product costs and other costs to acquire inventory. The costs of preparing products for sale, including warehousing expenses, are included in selling, general and administrative expenses. Selling, general and administrative expenses also include the costs of shipping products to the Company’s e-commerce customers. Shipping and handling costs included within selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income were $107.6 million, $102.1 million and $98.6 million for Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively. Shipping and handling costs charged to customers are included in total revenue.
Cash and Cash Equivalents
All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Included in the Company’s cash and cash equivalents as of March 31, 2018 and April 1, 2017 are credit card receivables of $21.2 million and $13.9 million, respectively, which generally settle within two to three business days.
At March 31, 2018 and April 1, 2017, the Company had restricted cash of $0.3 million and $1.9 million, respectively, primarily related to European customs obligations, which was recorded within prepaid expenses and other current assets in the Company’s consolidated balance sheets.
Inventories
Inventories consist of finished goods and are stated at the lower of cost or net realizable value. Cost is determined using the weighted-average cost method. Costs include amounts paid to independent manufacturers, plus duties and freight to bring the goods to the Company’s warehouses, which are located in the United States, Canada, Holland, Switzerland, United Kingdom, United Arab Emirates, China, Japan, Hong Kong and South Korea. The Company continuously evaluates the composition of its inventory and makes adjustments when the cost of inventory is not expected to be fully recoverable. The net realizable value of the Company’s inventory is estimated based on historical experience, current and forecasted demand, and market conditions. In addition, reserves for inventory losses are estimated based on historical experience and physical inventory counts. The Company’s inventory reserves are estimates, which could vary significantly from actual results if future economic conditions, customer demand or competition differ from expectations. Our historical estimates of these adjustments have not differed materially from actual results.
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
Definite-Lived Intangible Assets
The Company’s definite-lived intangible assets consist of trademarks, lease rights and customer relationships and are stated at cost less accumulated amortization. Michael Kors trademarks are amortized over twenty years, customer relationships are amortized over five to eighteen years, and lease rights are amortized over the terms of the related lease agreements, including highly probable renewal periods, on a straight-line basis. Reacquired rights recorded in connection with the acquisition of MKHKL are amortized through March 31, 2041, the original expiration date of the Company’s license agreement in the Greater China region.
Impairment of Long-lived Assets
The Company evaluates its long-lived assets, including fixed assets and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The Company’s impairment testing is based on its best estimate of its future operating cash flows. If the sum of estimated undiscounted future cash flows associated with the asset is less than the asset’s carrying value, an impairment charge is recognized, which is measured as the amount by which the carrying value exceeds the fair value of the asset. These estimates of cash flow require significant management judgment and certain assumptions about future volume, sales and expense growth rates, devaluation and inflation. As such, these estimates may differ from actual cash flows.
Goodwill and Other Indefinite-lived Intangible Assets
The Company records intangible assets based on their fair value on the date of acquisition. Goodwill is recorded for the difference between the fair value of the purchase consideration over the fair value of the net identifiable tangible and intangible assets acquired. The brand intangible asset recorded in connection with the Jimmy Choo acquisition was determined to be an indefinite-lived intangible asset, which is not subject to amortization. The Company performs an impairment assessment of goodwill and the Jimmy Choo brand intangible asset on an annual basis, or whenever impairment indicators exist. In the absence of any impairment indicators, goodwill and the Jimmy Choo brand are assessed for impairment during the fourth quarter of each fiscal year. Judgments regarding the existence of impairment indicators are based on market conditions and operational performance of the business.
The Company may assess its goodwill and its indefinite-lived intangible asset for impairment initially using a qualitative approach to determine whether it is more likely than not that the fair value of these assets is greater than their carrying value. When performing a qualitative test, the Company assesses various factors including industry and market conditions, macroeconomic conditions and performance of the Company's businesses. If the results of the qualitative assessment indicate that it is more likely than not that the Company’s goodwill and other indefinite-lived intangible assets are impaired, a quantitative impairment analysis would be performed to determine if impairment is required. The Company may also elect to perform a quantitative analysis of goodwill and its indefinite-lived intangible asset initially rather than using a qualitative approach.
The impairment testing for goodwill is performed at the reporting unit level. The valuation methods used in the quantitative fair value assessment, discounted cash flow and market multiples method, require the Company’s management to make certain assumptions and estimates regarding certain industry trends and future profitability of the Company’s reporting units. If the fair value of a reporting unit exceeds the related carrying value, the reporting unit's goodwill is considered not to be impaired and no further testing is performed. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recorded for the difference. The valuation of goodwill is affected by, among other things, the Company’s business plan for the future and estimated results of future operations. Future events could cause the Company to conclude that impairment indicators exist, and, therefore, that goodwill may be impaired.
If the Company elects to perform a quantitative impairment assessment of the Company's indefinite-lived intangible asset, the fair value of the Jimmy Choo brand is estimated using a discounted cash flow analysis based on the "relief from royalty" method, assuming that a third party would be willing to pay a royalty in lieu of ownership for this intangible asset. This approach is dependent on many factors, including estimates of future growth, royalty rates, and discount rates. Actual future results may differ from these estimates. Impairment loss is recognized when the estimated fair value of the Jimmy Choo brand intangible assets is less than its carrying amount.

There were no impairment charges related to goodwill and other indefinite-lived intangible assets in any of the fiscal periods presented. See Note 12 for information relating to the Company’s annual impairment analysis performed during the fourth quarter of Fiscal 2018.
Insurance
The Company uses a combination of insurance and self-insurance for losses related to a number of risks, including workers’ compensation and employee-related health care benefits. The Company also maintains stop-loss coverage with third-party insurers to limit its exposure arising from claims. Self-insurance claims filed and claims incurred but not reported are accrued based upon management’s estimates of the discounted cost for self-insured claims incurred using actuarial assumptions, historical loss experience, actual payroll and other data. Although the Company believes that it can reasonably estimate losses related to these claims, actual results could differ from these estimates.
The Company also maintains other types of customary business insurance policies, including business interruption insurance. Insurance recoveries represent gain contingencies and are recorded upon actual settlement with the insurance carrier. During Fiscal 2017, the Company received an insurance settlement of $3.8 million related to the prior-year disruption to our former third party operated e-commerce fulfillment center. This amount was recorded within other income in the Company’s consolidated statement of operations and comprehensive income for Fiscal 2017.
Share-based Compensation
The Company grants share-based awards to certain employees and directors of the Company. The grant date fair value of share options is calculated using the Black-Scholes option pricing model. Beginning in Fiscal 2018, the Company began using its own historical experience in determining the expected holding period and volatility of its time-based share option awards. In prior periods, the Company used the simplified method for determining the expected life of its options and average volatility rates of similar actively traded companies over the estimated holding period, due to insufficient historical option exercise experience as a public company. The risk-free interest rate is derived from the zero-coupon U.S. Treasury Strips yield curve based on the grant’s estimated holding period. Determining the grant date fair value of share-based awards requires considerable judgment, including estimating expected volatility, expected term and risk-free rate. If factors change and the Company employs different assumptions, the fair value of future awards and the resulting share-based compensation expense may differ significantly from what the Company has estimated in the past.
The closing market price of the Company’s shares on the date of grant is used to determine the grant date fair value of restricted shares, restricted shares units (RSUs) and performance RSUs. These fair values are recognized as expense over the requisite service period, net of estimated forfeitures, based on expected attainment of pre-established performance goals for performance grants, or the passage of time for those grants which have only time-based vesting requirements.
Foreign Currency Translation and Transactions
The financial statements of the majority of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. The Company’s functional currency is the United States Dollar (“USD”) for MKHL and its United States based subsidiaries. Assets and liabilities are translated using period-end exchange rates, while revenues and expenses are translated using average exchange rates over the reporting period. The resulting translation adjustments are recorded separately in shareholders’ equity as a component of accumulated other comprehensive income (loss). Foreign currency income and losses resulting from the re-measuring of transactions denominated in a currency other than the functional currency of a particular entity are included in foreign currency (gain) loss on the Company’s consolidated statements of operations and comprehensive income.
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

Therefore, changes in fair value were recorded to foreign currency (gain) loss in the Company’s consolidated statement of operations. The Company’s accounting policy is to classify cash flows from derivative instruments in the same category as the cash flows from the items being hedged. Accordingly, the Company classified the $4.7 million realized gain relating to this derivative instrument within cash flows from investing activities for Fiscal 2018.
The Company designates certain contracts related to the purchase of inventory that qualify for hedge accounting as cash flow hedges. Formal hedge documentation is prepared for all derivative instruments designated as hedges, including description of the hedged item and the hedging instrument, the risk being hedged, and the manner in which hedge effectiveness will be assessed prospectively and retrospectively. The effective portion of changes in the fair value for contracts designated as cash flow hedges is recorded in equity as a component of accumulated other comprehensive income (loss) until the hedged item affects earnings. When the inventory related to forecasted inventory purchases that are being hedged is sold to a third party, the gains or losses deferred in accumulated other comprehensive income (loss) are recognized within cost of goods sold. The Company uses regression analysis to assess effectiveness of derivative instruments that are designated as hedges, which compares the change in the fair value of the derivative instrument to the change in the related hedged item. Effectiveness is assessed on a quarterly basis and any portion of the designated hedge contracts deemed ineffective is recorded to foreign currency gain (loss). If the hedge is no longer expected to be highly effective in the future, future changes in the fair value are recognized in earnings. For those contracts that are not designated as hedges, changes in the fair value are recorded to foreign currency gain (loss) in the Company’s consolidated statements of operations and comprehensive income. The Company classifies cash flows relating to its derivative instruments consistently with the classification of the hedged item, within cash flows from operating activities.
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
Debt Issuance Costs and Unamortized Discounts
The Company defers debt issuance costs directly associated with acquiring third party financing. These debt issuance costs and any discounts on issued debt are amortized on a straight-line basis, which approximates the effective interest method, as interest expense over the term of the related indebtedness. Deferred financing fees associated with the Company’s revolving credit facilities are recorded within prepaid expenses and other current assets. Deferred financing fees and unamortized discounts associated with the Company’s other borrowings are recorded as an offset to long-term debt in the Company’s consolidated balance sheets. See Note 10 for additional information.
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
The components of the calculation of basic net income per ordinary share and diluted net income per ordinary share are as follows (in millions, except share and per share data):

	Fiscal Years Ended
	March 31, 2018	April 1, 2017	April 2, 2016
Numerator:
Net income attributable to MKHL	$591.9	$552.5	$839.1
Denominator:
Basic weighted average shares	152,283,586	165,986,733	186,293,295
Weighted average dilutive share equivalents:
Share options and restricted shares/units, and performance restricted share units	2,819,299	2,137,080	2,760,994
Diluted weighted average shares	155,102,885	168,123,813	189,054,289
Basic net income per share	$3.89	$3.33	$4.50
Diluted net income per share	$3.82	$3.29	$4.44
Share equivalents for 1,662,889 shares, 2,034,658 shares and 2,255,271 shares, for Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively, have been excluded from the above calculation due to their anti-dilutive effect.

Recently Adopted Accounting Pronouncements
Business Combinations
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-01, “Business Combinations (Topic 805) - Clarifying the Definition of a Business,” to clarify the definition of a business in order to allow for the evaluation of whether transactions should be accounted for as acquisitions or disposals of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted. The Company adopted ASU 2017-01 during the three months ended December 30, 2017, which did not have a material impact on its consolidated financial statements.
Share-Based Compensation
In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which simplifies accounting and presentation of share-based payments, primarily relating to the recognition and classification of excess tax benefits, accounting for forfeitures and tax withholding requirements. The Company adopted ASU 2016-09 during the first quarter of Fiscal 2018, as required. Accordingly, during Fiscal 2018 excess tax benefits of $7.3 million which would have been previously reflected within additional paid-in capital, were recognized within the Company’s provision of income taxes. This change is expected to increase volatility in future provisions for income taxes. In addition, the Company eliminated windfall tax benefits from the treasury stock method calculation used to compute its diluted earnings per share. Both of the above changes have been adopted on a prospective basis, whereas cash flows related to excess tax benefits, previously reflected within financing activities, have been presented within operating activities within the Company’s consolidated statements of cash flows on a retrospective basis. Cash flows related to excess tax benefits were $6.6 million during Fiscal 2017. The Company continues to reflect estimated forfeitures in its share-based compensation expense.
Goodwill
In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies the test for goodwill impairment by eliminating Step 2 of goodwill impairment analysis, while retaining the option to perform an initial qualitative assessment for a reporting unit to determine if a quantitative impairment test is required. ASU 2017-04 is effective in the Company’s Fiscal 2021 with early adoption permitted and should be applied on a prospective basis. The Company early adopted the goodwill impairment testing provisions of ASU 2017-04 during the fourth quarter of Fiscal 2018, with no impact on its consolidated financial statements.
Recently Issued Accounting Pronouncements
The Company has considered all new accounting pronouncements and, other than the recent pronouncements discussed below, have concluded that there are no new pronouncements that may have a material impact on our results of operations, financial condition or cash flows based on current information.
Hedge Accounting
On August 28, 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The new standard is intended to improve and simplify rules relating to hedge accounting, including the elimination of periodic hedge ineffectiveness, recognition and presentation of components excluded from hedge effectiveness assessment, the ability to elect to perform subsequent effectiveness assessments qualitatively, and other provisions designed to provide more transparency around the economics of a company’s hedging strategy. ASU 2017-12 is effective for the Company in Fiscal 2020, with early adoption permitted. The Company plans to early adopt ASU 2017-12 in the first quarter of Fiscal 2019. The adoption of ASU 2017-12 is not expected to have a material impact on the Company’s consolidated financial statements with respect to its existing forward foreign currency exchange contracts. However upon adoption, the Company will apply the spot method of designating these contracts under ASU 2017-12 to the net investment hedges that were executed during the first quarter of Fiscal 2019. See Note 22 for additional information.
Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which provides new guidance for revenues recognized from contracts with customers, and will replace the existing revenue recognition guidance. ASU 2014-09 requires that revenue is recognized at an amount the company is entitled to upon transferring control of goods or services to customers, as opposed to when risks and rewards transfer to a customer.

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
The FASB has issued several additional ASUs to provide implementation guidance on ASU No. 2014-09, including ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” issued in December 2016, ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” issued in May 2016, ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” issued in April 2016, and ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” issued in March 2016. The Company will consider this guidance in evaluating the impact of ASU 2014-09 (collectively, “ASC 606”).
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
The Company will adopt the standard beginning with the first quarter of Fiscal 2019, as required, using the modified retrospective method. The Company has completed its evaluation of the cumulative adjustment and has concluded that it will have an immaterial impact on its retained earnings. This adjustment will be primarily associated with unrecognized gift card breakage revenue and product licensing revenue previously recorded on a one-month lag.
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
Income Taxes
In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory”, which requires recognition of income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 is effective and the Company will adopt the standard beginning with the first quarter of Fiscal 2019, as required, using the modified retrospective method. The Company has completed its evaluation of the cumulative adjustment and has concluded that it will have an immaterial impact on its retained earnings.

3. Acquisitions
Fiscal 2018 Acquisition
Acquisition of Jimmy Choo Group Limited
On November 1, 2017, the Company completed the acquisition of Jimmy Choo, whereby the Company's wholly-owned subsidiary acquired all of Jimmy Choo’s issued and to be issued shares at a purchase price of 230 pence per share in cash, for a total transaction value of $1.447 billion, including the repayment of existing debt obligations, which was funded through a combination of borrowings under the Company’s new $1.0 billion term loan facility, the issuance of the Senior Notes and cash on hand (please refer to Note 10 for additional information).
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

November 1, 2017
Cash and cash equivalents	$34.3
Accounts receivable	30.7
Inventory (1)	126.2
Other current assets	63.9
Current assets	255.1
Property and equipment (2)	51.0
Goodwill (3)	684.9
Brand (4)	577.8
Customer relationships (5)	212.8
Lease rights	5.9
Deferred tax assets	22.5
Other assets	28.1
Total assets acquired	$1,838.1

Accounts payable	$129.3
Other current liabilities	96.5
Current liabilities	225.8
Deferred tax liabilities	134.9
Other liabilities	26.9
Total liabilities assumed	$387.6

Less: Noncontrolling interest in joint ventures	$3.1

Fair value of net assets acquired	$1,447.4

Fair value of acquisition consideration	$1,447.4

(1)	Includes an inventory step-up adjustment of $9.5 million, which will be recognized as an adjustment to the Company’s cost of goods sold in its statement of operations over twelve months.

(2)	Includes a $7.0 million adjustment to reduce the fair value of Jimmy Choo’s leasehold improvements, which will be recognized over the remaining lease term.

(3)	Represents the difference between the purchase price over the net identifiable tangible and intangible assets acquired allocated to goodwill, which is not deductible for tax purposes.

(4)
Represents the fair value of Jimmy Choo’s brand, which is an indefinite-lived intangible asset due to being essential to the Company’s ability to operate the Jimmy Choo business for the foreseeable future. The Jimmy Choo brand was valued using the relief-from-royalty method of the income valuation approach.

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

Jimmy Choo’s results of operations have been included in our consolidated financial statements beginning on November 1, 2017. Jimmy Choo contributed revenue of $222.6 million and net loss of $14.5 million (after amortization of non-cash purchase accounting adjustments and transition and transaction costs) for the period from the date of acquisition through March 31, 2018.
The following table summarizes the unaudited pro-forma consolidated results of operations for the fiscal years ended March 31, 2018 and April 1, 2017 as if the acquisition had occurred on April 3, 2016, the beginning of Fiscal 2017 (in millions):

	Fiscal Years Ended
	March 31, 2018	April 1, 2017
Pro-forma total revenue	$5,012.0	$4,984.6
Pro-forma net income	623.2	553.9
Pro-forma net income per ordinary share attributable to MKHL:
Basic	$4.09	$3.34
Diluted	$4.02	$3.29
The unaudited pro-forma consolidated results above are based on the historical financial statements of the Company and Jimmy Choo and are not necessarily indicative of the results of operations that would have been achieved if the acquisition was completed at the beginning of Fiscal 2017 and are not indicative of the future operating results of the combined company. The financial information for Jimmy Choo prior to the acquisition has been included in the pro-forma results of operations on a calendar-year basis and includes certain adjustments to Jimmy Choo’s historical consolidated financial statements to align with U.S. GAAP and the Company’s accounting policies. The pro-forma consolidated results of operations also include the effects of purchase accounting adjustments, including amortization charges related to the definite-lived intangible assets acquired, fair value adjustments relating to leases and fixed assets, and the related tax effects assuming that the business combination occurred on April 3, 2016. Purchase accounting amortization of the inventory step-up adjustment has been excluded from the above pro-forma amounts due to the short-term nature of this adjustment. The pro-forma consolidated financial statement also reflect the impact of debt repayment and borrowings made to finance the acquisition (see Note 10) and exclude historical interest expense for Jimmy Choo. Transaction costs of $40.6 million for Fiscal 2018, which have been recorded within restructuring and other charges in the Company’s consolidated statements of operations and comprehensive income, have been excluded from the above pro-forma consolidated results of operations due to their non-recurring nature.
Other Acquisitions
During the first quarter of Fiscal 2018, the Company repurchased a portion of the non-controlling interest in its Latin American joint venture, MK Panama for approximately $0.5 million. As of March 31, 2018, the Company has a 75% ownership interest in MK Panama.
Fiscal 2017 Acquisition
Acquisition of Michael Kors (HK) Limited
On May 31, 2016, the Company acquired 100% of the stock of MKHKL, its licensees in the Greater China region, which includes China, Hong Kong, Macau and Taiwan. The Company believes that having direct control of this business will allow it to better manage opportunities and capitalize on the growth potential in the region. This acquisition was funded by a cash payment of $500.0 million, which may be subject to certain purchase price adjustments. The Company accounted for the acquisition as a business combination.

MKHKL’s results of operations have been included in our consolidated financial statements beginning on June 1, 2016. MKHKL contributed total revenue of $306.2 million and net income of $13.5 million for Fiscal 2018 (after amortization of non-cash valuation adjustments). MKHKL contributed total revenue of $212.4 million and net loss of $10.6 million for the period from the date of acquisition through April 1, 2017 (after amortization of non-cash valuation adjustments and integration costs).
The following table summarizes the unaudited pro-forma consolidated results of operations for the fiscal year ended April 1, 2017 as if the acquisition had occurred on March 29, 2015, the beginning of Fiscal 2016 (in millions):

	Fiscal Years Ended
	April 1, 2017	April 2, 2016
Pro-forma total revenue	$4,520.1	$4,839.1
Pro-forma net income	548.7	832.2
Pro-forma net income per ordinary share attributable to MKHL:
Basic	$3.31	$4.47
Diluted	$3.26	$4.40
The unaudited pro-forma consolidated results above are based on the historical financial statements of the Company and MKHKL and are not necessarily indicative of the results of operations that would have been achieved if the acquisition was completed at the beginning of Fiscal 2016 and are not indicative of the future operating results of the combined company. The pro-forma consolidated results of operations reflect the elimination of intercompany transactions and include the effects of purchase accounting adjustments, including amortization charges related to the definite-lived intangible assets acquired (reacquired rights and customer relationships), fair value adjustments relating to leases, fixed assets and inventory, and the related tax effects assuming that the business combination occurred on March 29, 2015. The pro-forma consolidated results of operations for Fiscal 2017 also reflect the elimination of transaction costs of approximately $11.3 million, which have been recorded within restructuring and other charges in the Company’s consolidated statements of operations and comprehensive income for Fiscal 2017.
Fiscal 2016 Acquisitions
Acquisition of the Previously Licensed Business in South Korea
On January 1, 2016, the Company acquired direct control of its previously licensed business in South Korea upon the related license expiration. In connection with the acquisition, the Company acquired certain net assets (including inventory and fixed assets) from the Company’s former licensee in exchange for cash consideration of approximately $3.6 million. The Company accounted for this acquisition as a business combination and began consolidating the South Korean business into its operations beginning with the fourth quarter of Fiscal 2016.
This acquisition resulted in a gain of $3.7 million, representing the excess of the fair value of the assets acquired over the consideration paid, which was recorded in other income in the Company’s consolidated statement of operations and comprehensive income for Fiscal 2016. The purchase price was negotiated upon the natural expiration of the licensing agreement, which allowed the Company to negotiate favorable terms for the assets that could no longer be used by the licensee. Prior to recognizing a bargain purchase gain, the Company reassessed whether all assets acquired and liabilities assumed have been correctly identified, as well as the key valuation assumptions and business combination accounting procedures for this acquisition. After careful consideration and review, it was concluded that the recognition of a bargain purchase gain is appropriate for this acquisition.
Acquisition of Controlling Interest in a Joint Venture
During the second quarter of Fiscal 2016, the Company made contributions to MK Panama totaling $18.5 million, consisting of cash consideration of $3.0 million and the elimination of liabilities owed to the Company of $15.5 million, which increased the Company’s ownership interest to 75%. As a result of obtaining controlling interest in MK Panama, which was previously accounted for under the equity method of accounting, the Company began consolidating MK Panama into its operations during the second quarter of Fiscal 2016. The additional ownership interest provides the Company with more direct control over its operations in Latin America and will allow it to better manage its opportunities in the region.

4. Receivables, net
Receivables, net consist of (in millions):

	March 31, 2018	April 1, 2017
Trade receivables:
Credit risk assumed by insured	$296.2	$294.0
Credit risk retained by Company	87.1	63.8
Receivables due from licensees	15.8	11.9
	399.1	369.7
Less: allowances	(108.6)	(103.9)
	$290.5	$265.8
Receivables are presented net of allowances for sales returns, discounts, markdowns, operational chargebacks and doubtful accounts. Sales returns are determined based on an evaluation of current market conditions and historical returns experience. Discounts are based on open invoices where trade discounts have been extended to customers. Allowances are based on wholesale customers’ sales performance, seasonal negotiations with customers, historical deduction trends and an evaluation of current market conditions. Operational chargebacks are based on deductions taken by customers, net of expected recoveries. Such provisions, and related recoveries, are reflected in revenues.
The Company’s allowance for doubtful accounts is determined through analysis of periodic aging of receivables that are not covered by insurance and assessments of collectability based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers and the impact of general economic conditions. The past due status of a receivable is based on its contractual terms. Amounts deemed uncollectible are written off against the allowance when it is probable the amounts will not be recovered. Allowance for doubtful accounts was $5.1 million and $0.9 million as of March 31, 2018 and April 1, 2017, respectively. The March 31, 2018 amount included an allowance due to a bankruptcy of one of our wholesale customers.
5. Concentration of Credit Risk, Major Customers and Suppliers
Financial instruments that subject the Company to concentration of credit risk are cash and cash equivalents and receivables. As part of its ongoing procedures, the Company monitors its concentration of deposits with various financial institutions in order to avoid any undue exposure. The Company mitigates its risk by depositing cash and cash equivalents in major financial institutions. The Company also mitigates its credit risk by obtaining insurance coverage for a substantial portion of its receivables (as demonstrated in the above table in “Credit risk assumed by insured”). For Fiscal 2018, Fiscal 2017 and Fiscal 2016, revenue related to our largest Michael Kors wholesale customer, Macy’s, accounted for approximately 7.8%, 8.9% and 12.7%, respectively, of total revenue. The accounts receivable related to this customer were substantially insured for all three fiscal years. No other customer accounted for 10% or more of the Company’s total revenues during Fiscal 2018, Fiscal 2017 or Fiscal 2016.
The Company contracts for the purchase of finished goods principally with independent third-party contractors, whereby the contractor is generally responsible for all manufacturing processes, including the purchase of piece goods and trim. Although the Company does not have any long-term agreements with any of its manufacturing contractors, the Company believes it has mutually satisfactory relationships with them. The Company allocates product manufacturing among agents and contractors based on their capabilities, the availability of production capacity, quality, pricing and delivery. The inability of certain contractors to provide needed services on a timely basis could adversely affect the Company’s operations and financial condition. The Company also has relationships with various agents who source Michael Kors finished goods with numerous contractors on its behalf. For Fiscal 2018, Fiscal 2017 and Fiscal 2016, one agent sourced approximately 23.9%, 21.8% and 23.2%, respectively, and one contractor accounted for approximately 19.9%, 23.2% and 21.2%, respectively, of Michael Kors finished goods purchases, based on unit volume. For the period covering November 1, 2017 through March 31, 2018 one contractor accounted for approximately 16.0% of Jimmy Choo’s finished goods purchases, based on unit volume.

6. Property and Equipment, Net
Property and equipment, net, consists of (in millions):

	March 31, 2018	April 1, 2017
Leasehold improvements	$551.0	$507.9
In-store shops	273.9	256.0
Furniture and fixtures	270.9	244.1
Computer equipment and software	266.3	226.2
Equipment	116.7	104.4
Building	51.6	40.6
Land	16.2	14.0
	1,546.6	1,393.2
Less: accumulated depreciation and amortization	(1,001.6)	(833.9)
	545.0	559.3
Construction-in-progress	38.2	32.2
	$583.2	$591.5
Depreciation and amortization of property and equipment for the fiscal years ended March 31, 2018, April 1, 2017, and April 2, 2016, was $182.3 million, $197.7 million and $172.2 million, respectively. During Fiscal 2018, the Company recorded fixed asset impairment charges of $27.5 million, $26.1 million of which related to underperforming Michael Kors full-price retail store locations, some of which will be closed as part of the Company’s previously announced Retail Fleet Optimization Plan (as defined in Note 9) and $1.4 million related to wholesale locations expected to be closed. During Fiscal 2017 and Fiscal 2016, the Company recorded fixed asset impairment charges of $169.0 million and $10.9 million, respectively, primarily related to underperforming retail locations.
7. Intangible Assets and Goodwill
The following table details the carrying values of the Company’s intangible assets other than goodwill (in millions):

	March 31, 2018			April 1, 2017
	Gross Carrying Amount	Accumulated Amortization (1)	Net	Gross Carrying Amount	Accumulated Amortization (1)	Net
Definite-lived intangible assets:
Reacquired rights	$400.4	$29.4	$371.0	$400.4	$13.4	$387.0
Trademarks	23.0	17.4	5.6	23.0	16.3	6.7
Lease rights	80.1	58.3	21.8	74.2	53.8	20.4
Customer relationships	231.3	8.1	223.2	5.0	1.0	4.0
	734.8	113.2	621.6	502.6	84.5	418.1

Indefinite-lived intangible assets:
Jimmy Choo brand	614.1	—	614.1	—	—	—

Total intangible assets, excluding goodwill	$1,348.9	$113.2	$1,235.7	$502.6	$84.5	$418.1
________________________________

(1)
Includes $5.2 million and $30.2 million, respectively, of impairment charges recorded during Fiscal 2018 and Fiscal 2017 in connection with underperforming full-price retail stores. There were no impairment charges related to the Company’s amortized intangibles assets during Fiscal 2016. See Note 12 for additional information.

Reacquired rights relate to the Company’s reacquisition of the rights to use its trademarks and to import, sell, advertise and promote certain of its products in the previously licensed territories in the Greater China region and are being amortized through March 31, 2041, the expiration date of the related license agreement. The trademarks relate to the Michael Kors brand name and are amortized over twenty years. Customer relationships are amortized over five to eighteen years. Lease rights are amortized over the respective terms of the underlying lease, including highly probable renewal periods. Amortization expense for the Company’s definite-lived intangibles was $26.3 million, $22.1 million and $11.0 million, respectively, for each of the fiscal years ended March 31, 2018, April 1, 2017 and April 2, 2016.
Indefinite-lived intangible assets other than goodwill included the Jimmy Choo brand , which was was recorded in connection with the acquisition of Jimmy Choo and has an indefinite life due to being essential to the Company’s ability to operate the Jimmy Choo business for the foreseeable future.
Estimated amortization expense for each of the next five years is as follows (in millions):

Fiscal 2019	$34.4
Fiscal 2020	34.1
Fiscal 2021	34.0
Fiscal 2022	33.4
Fiscal 2023	32.5
Thereafter	453.2
$621.6
The future amortization expense above reflects weighted-average estimated remaining useful lives of 23.0 years for reacquired rights, 4.8 years for trademarks, 16.9 years for customer relationships and 7.0 years for lease rights.
The following table details the changes in goodwill for each of the Company’s reportable segments (in millions):

	MK Retail	MK Wholesale	MK Licensing	Jimmy Choo	Total
Balance at April 1, 2017	$91.9	$25.9	$1.9	$—	$119.7
Acquisition of Jimmy Choo	—	—	—	684.9	684.9
Foreign currency translation	—	—	—	43.1	43.1
Balance at March 31, 2018	$91.9	$25.9	$1.9	$728.0	$847.7
The Company’s goodwill and the Jimmy Choo brand is not subject to amortization but is evaluated for impairment annually in the last quarter of each fiscal year, or whenever impairment indicators exist.
During the fourth quarter of Fiscal 2018, the Company elected to perform its annual goodwill impairment analysis for its Michael Kors brand using a quantitative approach, using the discounted cash flow method to estimate fair value. Based on the results of these assessments, the Company concluded that the fair values of the Michael Kors reporting units significantly exceeded the related carrying amounts and there were no reporting units at risk of impairment. The goodwill impairment analysis relating to the Jimmy Choo brand was performed using a qualitative assessment, due to the proximity to the acquisition date, to determine whether it is more likely than not that the fair value of its reporting units was less than their carrying amounts. As part of the its assessment, the Company considered qualitative factors, including the projected financial performance of Jimmy Choo, as well as various industry, market and macroeconomic factors. Based on this assessment, the Company qualitatively concluded that it is more likely than not that the fair value of the Jimmy Choo reporting units exceeded its carrying value and, therefore, did not result in an impairment. There were no impairment charges related to goodwill in any of the fiscal periods presented.
The Company also performed a qualitative impairment assessment to determine whether it is more likely than not that the fair value of its Jimmy Choo brand indefinite-lived intangible asset was less than the carrying amount. As part of this assessment, the Company considered qualitative factors, including the projected financial performance of Jimmy Choo, as well as various industry, market and macroeconomic factors. Based on this assessment, the Company qualitatively concluded that it was more likely than not that the fair value of the Jimmy Choo brand exceeded its carrying value and, therefore, did not result in an impairment.

8. Current Assets and Current Liabilities
Prepaid expenses and other current assets consist of the following (in millions):

	March 31, 2018	April 1, 2017
Prepaid taxes	$78.5	$56.6
Prepaid rent	22.7	21.7
Leasehold incentive receivable	9.4	12.0
Other	37.2	31.6
	$147.8	$121.9
Accrued expenses and other current liabilities consist of the following (in millions):

	March 31, 2018	April 1, 2017
Other taxes payable	$54.3	$29.2
Restructuring liability	44.8	—
Accrued rent	34.5	21.5
Accrued capital expenditures	26.4	20.5
Accrued advertising and marketing	22.6	10.7
Gift cards and retail store credits	16.0	12.9
Professional services	14.1	7.1
Accrued interest	8.7	0.3
Unrealized loss on forward foreign exchange contracts	7.7	0.4
Deferred income	4.3	0.1
Advance royalties	4.1	5.0
Other	58.1	27.3
	$295.6	$135.0
9. Restructuring and Other Charges
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
During Fiscal 2018, the Company closed 47 of its Michael Kors full-price retail stores under the Retail Fleet Optimization Plan and recorded restructuring costs of $52.6 million. The Company anticipates finalizing the remainder of the planned store closures under the Retail Fleet Optimization Plan over the next two fiscal years. The below table presents a summary of cash charges recorded in connection with this plan for the MK Retail segment and the Company’s remaining restructuring liability (in millions):

	Severance and benefit costs	Lease-related costs		Total
Balance as of April 1, 2017	$—	$—		$—
Additions charged to expense	0.7	51.9	(1)	52.6
Balance sheet reclassifications (2)	—	12.2		12.2
Payments	(0.5)	(19.5)		(20.0)
Balance as of March 31, 2018	$0.2	$44.6		$44.8

(1)	Includes losses on store lease exits of $29.0 million.

(2)	Primarily consists of reclassification of deferred rent balances for locations subject to closure to a restructuring liability.

Other Charges
During Fiscal 2018, the Company recorded transaction costs of $40.6 million in connection with the Jimmy Choo acquisition within restructuring and other charges in its consolidated statements of operations. In addition, restructuring and other charges included transition costs of $8.9 million for Fiscal 2018, which were incurred in connection with the Jimmy Choo acquisition. During Fiscal 2017, the Company recorded transaction costs of $11.3 million related to the acquisition of the Greater China business. See Note 3 for additional information relating to these acquisitions.
10. Debt Obligations
The following table presents the Company’s debt obligations (in millions):

	March 31, 2018	April 1, 2017
Term Loan	$229.8	$—
4.000% Senior Notes due 2024	450.0	—
Revolving Credit Facilities	200.0	133.1
Other	0.9	—
Total debt	880.7	133.1
Less: Unamortized debt issuance costs	4.2	—
Less: Unamortized discount on long-term debt	2.1	—
Total carrying value of debt	874.4	133.1
Less: Short-term debt	200.0	133.1
Total long-term debt	$674.4	$—
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
On November 1, 2017, the Company’s $1.0 billion Term Loan Facility was fully drawn to pay a portion of the acquisition consideration for Jimmy Choo and other related fees and expenses. The loans under the Term Loan Facility are required to be repaid on the last business day of March, June, September and December of each year, commencing after the last business day of the first full fiscal quarter after the initial borrowing, in installments equal to 2.50% of the aggregate original principal amount of the term loans. During Fiscal 2018, the Company made accelerated payments on the Term Loans on a pro-rata basis. As of March 31, 2018, the carrying value of borrowings outstanding under the Term Loan Facility was $229.0 million, net of debt issuance costs.

During the first quarter of Fiscal 2019, the Company repaid an additional $90.0 million principal amount of borrowings outstanding under the Term Loan Facility on a pro-rata basis.
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
The 2017 Credit Facility requires the Company to maintain a leverage ratio as of the end of each fiscal quarter of no greater than 3.5 to 1. Such leverage ratio is calculated as the ratio of the sum of total indebtedness as of the date of the measurement plus six times the consolidated rent expense for the last four consecutive fiscal quarters, to Consolidated EBITDAR (as defined below) for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined as consolidated net income plus income tax expense, net interest expense, depreciation and amortization expense, consolidated rent expense and other non-cash charges, subject to certain additions and deductions. The 2017 Credit Facility also includes covenants that limit additional indebtedness, guarantees, liens, acquisitions and other investments and cash dividends that are customary for financings of this type.  As of March 31, 2018, the Company was in compliance with all covenants related to this agreement.
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
As of March 31, 2018, the Company had borrowings of $200.0 million outstanding under the 2017 Revolving Credit Facility. Stand-by letters of credit of $15.9 million were outstanding as of March 31, 2018. There were borrowings of $127.3 million outstanding under the prior 2015 Revolving Credit Facility as of April 1, 2017, which were recorded within short-term debt in the Company’s balance sheet as of April 1, 2017. At March 31, 2018, the amount available for future borrowings under the 2017 Revolving Credit Facility was $784.1 million.
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

The Senior Notes may be redeemed at the Company’s option at any time in whole or in part at a price equal to 100% of the principal amount, plus accrued and unpaid interest, plus a “make-whole” amount calculated at the applicable Treasury Rate plus 30 basis points.
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
As of March 31, 2018, the carrying value of the Senior Notes was $444.5 million, net of issuance costs and unamortized discount. See Note 22 for cross-currency swaps executed during the first quarter of Fiscal 2019.
Japan Credit Facility
In November 2017, the Company’s subsidiary in Japan entered into a short term credit facility (“Japan Credit Facility”) with Mitsubishi UFJ Financial Group (“MUFJ”) (the “Bank”) which may be used to fund general working capitals needs of Michael Kors Japan K.K. through November 29, 2018, subject to the Bank’s discretion. The Japan Credit Facility provides Michael Kors Japan K.K. with a revolving credit line of up to ¥1.0 billion (approximately $9.4 million). The Japan Credit Facility bears interest at a rate posted by the Bank plus 0.300% two business days prior to the date of borrowing or the date of interest renewal. As of March 31, 2018, the Company had no borrowings outstanding under the Japan Credit Facility.

Hong Kong Credit Facility
In November 2017, the Company’s Hong Kong subsidiary, MKHKL, renewed its uncommitted credit facility (“HK Credit Facility”) with HSBC (the “Bank”), which may be used to fund general working capital needs of MKHKL through November 30, 2018 subject to the Bank’s discretion. The HK Credit Facility provides MKHKL with a revolving line of credit of up to 100.0 million Hong Kong Dollars (approximately $12.7 million), and may be used to support bank guarantees. In addition, this credit facility provides for a business card facility of up to 0.4 million Hong Kong Dollars (less than $0.1 million). Borrowings under the HK Credit Facility must be made in increments of at least 5.0 million Hong Kong Dollars and bear interest at the Hong Kong Interbank Offered Rate (“HIBOR”) plus 150 basis points. As of April 1, 2017, borrowings outstanding under the HK Credit Facility were 45.0 million Hong Kong Dollars (approximately $5.8 million), which were recorded within short-term debt in the Company’s consolidated balance sheet as of April 1, 2017. As of March 31, 2018, there were no borrowings outstanding under the HK Credit Facility. As of March 31, 2018, bank guarantees supported by this facility were 11.8 million Hong Kong Dollars (approximately $1.5 million). At March 31, 2018, the amount available for future borrowings under the HK Credit Facility was 88.2 million Hong Kong Dollars (approximately $11.2 million).
Other
In addition to the above, the Company had letters of credit outstanding of $4.4 million as of March 31, 2018, which have been issued outside of its credit facilities, and were primarily related to lease guarantees for Jimmy Choo.
11. Commitments and Contingencies
Leases
The Company leases office space, retail stores and warehouse space under operating lease agreements that expire at various dates through September 2043. In addition to minimum rental payments, the leases require payment of increases in real estate taxes and other expenses incidental to the use of the property.

Rent expense for the Company’s operating leases consists of the following (in millions):

	Fiscal Years Ended
	March 31, 2018	April 1, 2017	April 2, 2016
Minimum rentals	$271.8	$257.0	$193.5
Contingent rent	80.4	75.5	64.4
Total rent expense	$352.2	$332.5	$257.9
Future minimum lease payments under the terms of these noncancelable operating lease agreements are as follows (in millions):

Fiscal years ending:
2019	$323.9
2020	299.3
2021	279.5
2022	251.2
2023	221.3
Thereafter	531.4
$1,906.6
As of March 31, 2018, the future minimum lease payments in the table above were reduced by total noncancelable future sublease rental income of $11.8 million.
The Company has issued stand-by letters of credit to guarantee certain of its retail and corporate operating lease commitments, aggregating $20.3 million at March 31, 2018, including $15.9 million in letters of credit issued under the 2017 Credit Facility.
Other Commitments
As of March 31, 2018, the Company also has other contractual commitments aggregating $1.731 billion, which consist of inventory purchase commitments of $750.6 million, debt obligations of $874.4 million and other contractual obligations of $106.4 million, which primarily relate to obligations related to the Company’s marketing and advertising agreements, information technology agreements and supply agreements.
Long-term Employment Contract
The Company has an employment agreement with one of its officers that provided for continuous employment through the date of the officer’s death or permanent disability at a salary of $1.35 million. In addition to salary, the agreement provided for an annual bonus and other employee related benefits.
Contingencies
In the ordinary course of business, the Company is party to various legal proceedings and claims. Although the outcome of such items cannot be determined with certainty, the Company’s management does not believe that the outcome of all pending legal proceedings in the aggregate will have a material adverse effect on its cash flow, results of operations or financial position.
12. Fair Value Measurements
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
At March 31, 2018 and April 1, 2017, the fair values of the Company’s foreign currency forward contracts, the Company’s only derivative instruments, were determined using broker quotations, which were calculations derived from observable market information: the applicable currency rates at the balance sheet date and those forward rates particular to the contract at inception. The Company makes no adjustments to these broker obtained quotes or prices, but assesses the credit risk of the counterparty and would adjust the provided valuations for counterparty credit risk when appropriate. The fair values of the forward contracts are included in prepaid expenses and other current assets, and in accrued expenses and other current liabilities in the consolidated balance sheets, depending on whether they represent assets or liabilities to the Company, as detailed in Note 13.
All contracts are measured and recorded at fair value on a recurring basis and are categorized in Level 2 of the fair value hierarchy, as shown in the following table (in millions):

	Fair value at March 31, 2018, using:			Fair value at April 1, 2017, using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Forward foreign currency exchange contracts - assets	$—	$—	$—	$—	$4.7	$—
Forward foreign currency exchange contracts - liabilities	$—	$7.7	$—	$—	$0.4	$—
The Company’s long-term debt obligations are recorded in its consolidated balance sheets at carrying values, which may differ from the related fair values. The fair value of the Company’s long-term debt is estimated using external pricing data, including any available quoted market prices and based on other debt instruments with similar characteristics. Borrowings under revolving credit agreements, if outstanding, are recorded at carrying value, which approximates fair value due to the short-term nature of such borrowings. Please refer to Note 10 for detailed information relating to carrying values of the Company’s outstanding debt. The following table summarizes the carrying values and estimated fair values of the Company’s short- and long-term debt, based on Level 2 measurements (in millions):

	March 31, 2018		April 1, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
4.000% Senior Notes	$444.5	$448.1	$—	$—
Term Loan	$229.0	$231.2	$—	$—
Revolving Credit Facilities	$200.0	$200.0	$133.1	$133.1
The Company’s cash and cash equivalents, accounts receivable and accounts payable, are recorded at carrying value, which approximates fair value.
Non-Financial Assets and Liabilities

The Company’s non-financial assets include goodwill, intangible assets and property and equipment. Such assets are reported at their carrying values and are not subject to recurring fair value measurements. The Company’s goodwill is assessed for impairment at least annually, while its other long-lived assets, including fixed assets and definite-lived intangible assets, are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The fair values of these assets were determined based on Level 3 measurements using the Company’s best estimates of the amount and timing of future discounted cash flows, based on historical experience, market conditions, current trends and performance expectations.

The following table details the carrying values and fair values of the Company’s long-lived assets that have been impaired (in millions):

	Carrying Value Prior to Impairment	Fair Value	Impairment Charge
Fiscal 2018:
Lease Rights	$4.7	$0.5	$4.2
Fixed Assets	30.5	3.0	27.5
Customer relationships	1.0	—	1.0
Total	$36.2	$3.5	$32.7

Fiscal 2017:
Lease Rights	$33.5	$3.3	$30.2
Fixed Assets	186.9	17.9	169.0
Total	$220.4	$21.2	$199.2

Fiscal 2016:
Fixed Assets	$10.9	$—	$10.9
Please refer to Notes 6, 7 and 19 for additional information.
13. Derivative Financial Instruments
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
The following table details the fair value of the Company’s derivative contracts, which are recorded on a gross basis in the consolidated balance sheets as of March 31, 2018 and April 1, 2017 (in millions):

			Fair Values
	Notional Amounts		Current Assets (1)		Current Liabilities (2)
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Designated forward foreign currency exchange contracts	$161.7	$167.5	$—	$4.7	$7.7	$0.4
Total	$161.7	$167.5	$—	$4.7	$7.7	$0.4

(1)	Recorded within prepaid expenses and other current assets in the Company’s audited consolidated balance sheets.

(2)	Recorded within accrued expenses and other current liabilities in the Company’s audited consolidated balance sheets.
The Company records and presents the fair values of all of its derivative assets and liabilities in its consolidated balance sheet on a gross basis as shown in the above table. However, the Company has derivative liabilities of $7.7 million as of March 31, 2018 and derivative assets and liabilities of $4.7 million and $0.3 million, respectively, as of April 1, 2017, which are subject to master netting arrangements. If the Company were to offset and record the asset and liability balances for its derivative instruments on a net basis in accordance with the terms of its master netting arrangements, which provide for the right to setoff amounts for similar transactions denominated in the same currencies, the March 31, 2018 liability would remain unchanged and derivative net assets and net liabilities as of April 1, 2017 would be $4.5 million and $0.2 million, respectively. The Company’s master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties. The Company’s derivative financial instruments were not subject to master netting arrangements in prior fiscal years.

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

	Fiscal Year Ended March 31, 2018		Fiscal Year Ended April 1, 2017		Fiscal Year Ended April 2, 2016
	Pre-Tax Loss Recognized in OCI	Pre-tax Loss Reclassified from Accumulated OCI into Earnings	Pre-Tax Gain Recognized in OCI	Pre-tax Gain Reclassified from Accumulated OCI into Earnings	Pre-Tax Loss Recognized in OCI	Pre-tax Gain Reclassified from Accumulated OCI into Earnings
Designated hedges	$(22.4)	$(4.0)	$10.2	$0.4	$(25.2)	$10.9
Amounts related to ineffectiveness were not material during all periods presented. The Company expects that substantially all of the amounts recorded in accumulated other comprehensive loss at March 31, 2018 will be reclassified into earnings during the next twelve months, based upon the timing of inventory purchases and turnover. These amounts are subject to fluctuations in the applicable currency exchange rates.
During Fiscal 2018, Fiscal 2017 and Fiscal 2016, the Company recognized net gains of $3.4 million, net gains of $2.6 million and net losses of $2.1 million respectively, related to the change in the fair value of undesignated forward foreign currency exchange contracts within foreign currency loss (gain) in the Company’s consolidated statements of operations and comprehensive income. The Fiscal 2018 amount included a $4.7 million gain related to the derivative contract entered into on July 25, 2017 to mitigate foreign currency exchange risk associated with the Jimmy Choo acquisition that was settled on October 30, 2017.
14. Shareholders’ Equity
Share Repurchase Program
On May 25, 2017, the Company’s Board of Directors authorized a $1.0 billion share repurchase program. During Fiscal 2018 and Fiscal 2017, the Company repurchased 7,700,959 shares and 21,756,353 shares, respectively, at a cost of $357.8 million and $1.000 billion, respectively, under its share-repurchase programs through open market transactions. As of March 31, 2018, the remaining availability under the Company’s share repurchase program was $642.2 million. Share repurchases may be made in open market or privately negotiated transactions, subject to market conditions, applicable legal requirements, trading transactions under the Company's insider trading policy and other relevant factors. The program may be suspended or discontinued at any time.
The Company also has in place a “withhold to cover” repurchase program, which allows the Company to withhold ordinary shares from certain executive officers and directors to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards. During Fiscal 2018 and Fiscal 2017, the Company withheld 92,536 shares and 100,552 shares, respectively, with a fair value of $3.2 million and $4.8 million, respectively, in satisfaction of minimum tax withholding obligations relating to the vesting of restricted share awards.

15. Accumulated Other Comprehensive Income (Loss)
The following table details changes in the components of accumulated other comprehensive income (loss), net of taxes for Fiscal 2018, Fiscal 2017 and Fiscal 2016 (in millions):

	Foreign Currency Translation (Losses) Gains		Net Gains (Losses) on Derivatives (1)	Other Comprehensive (Loss)/Gain Attributable to MKHL	Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest	Total Other Comprehensive (Loss) Income
Balance at March 28, 2015	$(96.1)		$29.3	$(66.8)	$—	$(66.8)
Other comprehensive income (loss) before reclassifications	18.4		(22.6)	(4.2)	0.1	(4.1)
Less: amounts reclassified from AOCI to earnings (2)	—		9.9	9.9	—	9.9
Other comprehensive income (loss), net of tax	18.4		(32.5)	(14.1)	0.1	(14.0)
Balance at April 2, 2016	(77.7)		(3.2)	(80.9)	0.1	(80.8)
Other comprehensive (loss) income before reclassifications	(8.4)	(3)	9.0	0.6	(0.4)	0.2
Less: amounts reclassified from AOCI to earnings (2)	—		0.3	0.3	—	0.3
Other comprehensive (loss) income, net of tax	(8.4)		8.7	0.3	(0.4)	(0.1)
Balance at April 1, 2017	(86.1)		5.5	(80.6)	(0.3)	(80.9)
Other comprehensive (loss) income before reclassifications	147.3	(3)	(19.6)	127.7	0.1	127.8
Less: amounts reclassified from AOCI to earnings (2)	—		(3.4)	(3.4)	—	(3.4)
Other comprehensive (loss) income, net of tax	147.3		(16.2)	131.1	0.1	131.2
Balance at March 31, 2018	$61.2		$(10.7)	$50.5	$(0.2)	$50.3

(1)
Accumulated other comprehensive income related to net gains (losses) on derivative financial instruments is net of a tax provision (benefit) of $(1.4) million, $0.8 million, and $(0.3) million, respectively, as of March 31, 2018, April 1, 2017 and April 2, 2016. Other comprehensive income (loss) before reclassifications related to derivative instruments for Fiscal 2018, Fiscal 2017, and Fiscal 2016 is net of a tax provision (benefit) of $(2.8) million, $1.2 million, and $(2.6) million, respectively.

(2)
Reclassified amounts relate to the Company’s forward foreign currency exchange contracts for inventory purchases and are recorded within cost of goods sold in the Company’s consolidated statements of operations and comprehensive income. The amounts reclassified from other comprehensive income for Fiscal 2018 and Fiscal 2016 are net of a tax (benefit) provision of $(0.6) million and $1.0 million, respectively. Tax effect related to Fiscal 2017 was not material.

(3)
Foreign currency translation (losses) gains include net losses of $9.2 million and net gains of $2.4 million for Fiscal 2018 and Fiscal 2017, respectively, on intra-entity transactions that are of a long-term investment nature. Foreign currency translation gains for Fiscal 2018 also includes an $88.8 million translation gain relating to the newly acquired Jimmy Choo business.

16. Share-Based Compensation
The Company issues equity grants to certain employees and directors of the Company at the discretion of the Company’s Compensation and Talent Committee. The Company has two equity plans, one adopted in Fiscal 2008, the Michael Kors (USA), Inc. Stock Option Plan (as amended and restated, the “2008 Plan”), and the other adopted in the third fiscal quarter of Fiscal 2012 and amended and restated with shareholder approval in May 2015, the Michael Kors Holdings Limited Amended and Restated Omnibus Incentive Plan (the “Incentive Plan”). The 2008 Plan only provided for grants of share options and was authorized to issue up to 23,980,823 ordinary shares. As of March 31, 2018, there were no shares available to grant equity awards under the 2008 Plan. The Incentive Plan allows for grants of share options, restricted shares and restricted share units, and other equity awards, and authorizes a total issuance of up to 15,246,000 ordinary shares. At March 31, 2018, there were 7,193,763 ordinary shares available for future grants of equity awards under the Incentive Plan. Option grants issued from the 2008 Plan generally expire ten years from the date of the grant, and those issued under the Incentive Plan generally expire seven years from the date of the grant.

Share Options
Share options are generally exercisable at the fair market value on the date of grant and vest on a pro-rata basis over a four year service period. The following table summarizes the share options activity during Fiscal 2018, and information about options outstanding at March 31, 2018:

	Number of Options	Weighted Average Exercise price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding at April 1, 2017	4,791,045	$28.55
Granted	208,264	$34.68
Exercised	(1,116,857)	$12.34
Canceled/forfeited	(85,832)	$67.04
Outstanding at March 31, 2018	3,796,620	$32.78	2.63	$124.6
Vested or expected to vest at March 31, 2018	3,776,873	$32.78	2.63
Vested and exercisable at March 31, 2018	3,132,123	$29.28	2.19	$112.8
There were 664,497 unvested options and 3,132,123 vested options outstanding at March 31, 2018. The total intrinsic value of options exercised during Fiscal 2018 and Fiscal 2017 was $48.0 million and $30.5 million, respectively. The cash received from options exercised during Fiscal 2018 and Fiscal 2017 was $13.7 million and $8.3 million, respectively. As of March 31, 2018, the remaining unrecognized share-based compensation expense for nonvested share options was $5.1 million, which is expected to be recognized over the related weighted-average period of approximately 1.85 years.
The weighted average grant date fair value for options granted during Fiscal 2018, Fiscal 2017 and Fiscal 2016, was $11.62, $13.79 and $14.35, respectively. The following table represents assumptions used to estimate the fair value of options:

	Fiscal Years Ended
	March 31, 2018	April 1, 2017	April 2, 2016
Expected dividend yield	0.0%	0.0%	0.0%
Volatility factor	36.3%	30.1%	31.1%
Weighted average risk-free interest rate	1.8%	1.1%	1.6%
Expected life of option	4.69 years	4.75 years	4.75 years
Restricted Shares and Restricted Share Units
The Company grants restricted shares and restricted share units at the fair market value on the date of the grant. Expense for restricted share awards is based on the closing market price of the Company’s shares on the date of grant and is recognized ratably over the vesting period net of expected forfeitures.
Restricted share grants generally vest in equal increments on each of the four anniversaries of the date of grant. In addition, the Company grants two types of restricted share unit (“RSU”) awards: time-based RSUs and performance-based RSUs. Time-based RSUs generally vest in full either generally around the first anniversary of the date of grant for our independent directors, or in equal increments on each of the four anniversaries of the date of grant. Performance-based RSUs vest in full on the second or third anniversary of the date of grant, subject to the employee’s continued employment during the vesting period (unless the employee is retirement-eligible) and only if certain pre-established cumulative performance targets are met. Expense related to performance-based RSUs is recognized ratably over the performance period, net of forfeitures, based on the probability of attainment of the related performance targets. The potential number of shares that may be earned ranges from 0%, if the minimum level of performance is not attained, to 150%, if the level of performance is at or above the predetermined maximum achievement level.

The following table summarizes restricted share activity during Fiscal 2018:

	Restricted Shares
	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at April 1, 2017	185,425	$84.12
Granted	—	$—
Vested	(114,121)	$79.97
Canceled/forfeited	(7,156)	$90.87
Unvested at March 31, 2018	64,148	$90.75
The total fair value of restricted shares vested was $4.0 million, $6.7 million and $14.4 million during Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively. As of March 31, 2018, the remaining unrecognized share-based compensation expense for non-vested restricted share grants was $1.6 million, which is expected to be recognized over the related weighted-average period of approximately 0.29 years.
The following table summarizes the RSU activity during Fiscal 2018:

	Service-based		Performance-based
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Unvested at April 1, 2017	1,470,767	$48.39	401,777	$58.50
Granted	1,390,454	$38.57	363,848	$51.56
Decrease due to performance condition	—	$—	(12,891)	$92.93
Vested	(453,695)	$48.20	(95,202)	$84.95
Canceled/forfeited	(280,009)	$44.46	—	$—
Unvested at March 31, 2018	2,127,517	$42.53	657,532	$50.16
The total fair value of service-based RSUs vested during Fiscal 2018, Fiscal 2017 and Fiscal 2016 was $17.9 million, $13.7 million and $1.1 million, respectively. The total fair value of performance-based RSUs vested during Fiscal 2018 and Fiscal 2017 was $3.6 million and $10.9 million, respectively. As of March 31, 2018, the remaining unrecognized share-based compensation expense for non-vested service-based and performance-based RSU grants was $65.4 million and $17.5 million, respectively, which is expected to be recognized over the related weighted-average periods of approximately 2.51 years and 2.78 years, respectively.
Share-Based Compensation Expense
The following table summarizes compensation expense attributable to share-based compensation for Fiscal 2018, Fiscal 2017 and Fiscal 2016 (in millions):

	Fiscal Years Ended
	March 31, 2018	April 1, 2017	April 2, 2016
Share-based compensation expense	$49.6	$33.9	$48.4
Tax benefits related to share-based compensation expense	$9.7	$11.2	$15.7
Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate to date. The estimated value of future forfeitures for equity grants as of March 31, 2018 is approximately $3.0 million.

17. Taxes
The Company is a United Kingdom tax resident and is incorporated in the British Virgin Islands. MKHL’s subsidiaries are subject to taxation in the U.S. and various other foreign jurisdictions, which are aggregated in the “Non-U.S.” information captioned below.
Income before provision for income taxes consisted of the following (in millions):

	Fiscal Years Ended
	March 31, 2018	April 1, 2017	April 2, 2016
U.S.	$124.1	$228.4	$737.5
Non-U.S.	617.7	460.2	434.8
Total income before provision for income taxes	$741.8	$688.6	$1,172.3
The provision for income taxes was as follows (in millions):

	Fiscal Years Ended
	March 31, 2018	April 1, 2017	April 2, 2016
Current
U.S. Federal	$47.6	$131.2	$268.0
U.S. State	15.6	20.4	14.3
Non-U.S.	77.4	45.8	54.2
Total current	140.6	197.4	336.5
Deferred
U.S. Federal	23.9	(34.1)	0.3
U.S. State	0.9	(5.0)	1.0
Non-U.S.	(15.7)	(21.2)	(3.2)
Total deferred	9.1	(60.3)	(1.9)
Total provision for income taxes	$149.7	$137.1	$334.6
The Company’s provision for income taxes for the years ended March 31, 2018, April 1, 2017 and April 2, 2016 was different from the amount computed by applying statutory U.K. or U.S. federal income tax rates to the underlying income from continuing operations before income taxes and equity in net income of affiliates as a result of the following:

	Fiscal Years Ended
	March 31, 2018	April 1, 2017	April 2, 2016
Provision for income taxes at the U.K. (2018-2017), U.S. (2016) statutory tax rate	19.0%	20.0%	35.0%
State and local income taxes, net of federal benefit	0.5%	1.3%	1.2%
Effects of global financing arrangements	(15.6)%	(13.7)%	(2.8)%
U.S. tax reform	2.0%	—%	—%
Differences in tax effects on foreign income	6.7%	11.1%	(5.1)%
Foreign tax credit	—%	0.3%	(0.2)%
Liability for uncertain tax positions	6.6%	—%	—%
Effect of changes in valuation allowances on deferred tax assets	0.3%	0.5%	(0.2)%
Withholding tax	1.2%	—%	—%
Other	(0.5)%	0.4%	0.6%
Effective tax rate	20.2%	19.9%	28.5%

U.S. Tax Reform
On December 22, 2017, the United States (“U.S.”) government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. corporate income tax system including, among other things, lowering U.S. statutory federal tax rate and implementing a territorial tax system. As the Company has a March 31 fiscal year-end, the lower tax rate will be phased in, resulting in a U.S. statutory federal tax rate of approximately 32% for Fiscal 2018 and a 21% U.S. statutory federal tax rate for fiscal years thereafter. The Tax Act also adds many new provisions, including changes to bonus depreciation, limits on the deductions for executive compensation and interest expense, a tax on global intangible low-taxed income (“GILTI”), the base erosion anti-abuse tax (“BEAT”) and a deduction for foreign derived intangible income (“FDII”). The Company is still evaluating the impact of these provisions of the Tax Act, which do not apply until 2019, and thus, has not adjusted any net deferred tax assets of its foreign subsidiaries for the new tax.
As part of the transition to the new territorial tax system, the Tax Act imposes a tax on the mandatory deemed repatriation of earnings of the Company’s foreign subsidiaries. In addition, the reduction of the U.S. statutory federal tax rate has caused the Company to re-measure its U.S. deferred tax assets and liabilities. In accordance with Accounting Standards Codification (“ASC”) 740, the Company recorded the effects of the tax law change during Fiscal 2018, which resulted in a provisional charge of $21.2 million, comprised of an estimated deemed repatriation tax charge of $3.0 million and an estimated deferred tax charge of $18.2 million due to the re-measurement of the Company’s net U.S. deferred tax assets. Conversely, the Company realized a $6.1 million net benefit for Fiscal 2018 due to the corporate tax rate reductions. While the Tax Act has negatively impacted the Company’s results of operations for Fiscal 2018 by approximately 200 basis points, the lower corporate rate is expected to result in an ongoing reduced tax rate for the Company.
In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) 118 to provide guidance for companies that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The final transition impacts of the Tax Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, or any changes in accounting standards for income taxes or related interpretations in response to the Tax Act. In addition, once the Company finalizes certain tax positions when it files its 2017 U.S. tax return, it will be able to conclude whether any further adjustments are required to its deferred tax balances in the U.S., as well as to the total liability associated with the one-time mandatory tax. The Company believes that the analysis performed to date is sufficient to calculate a reasonable estimate of the impacts of the Tax Act.
Significant components of the Company’s deferred tax assets (liabilities) consist of the following (in millions):

	Fiscal Years Ended
	March 31, 2018	April 1, 2017
Deferred tax assets
Inventories	$3.8	$9.0
Payroll related accruals	1.6	2.2
Deferred rent	24.5	39.5
Net operating loss carryforwards	30.6	17.7
Stock compensation	16.8	26.2
Sales allowances	6.0	10.0
Other	27.0	14.7
	110.3	119.3
Valuation allowance	(13.8)	(7.2)
Total deferred tax assets	96.5	112.1

Deferred tax liabilities
Goodwill and intangibles	(240.6)	(112.3)
Depreciation	14.0	(2.7)
Other	—	(3.8)
Total deferred tax liabilities	(226.6)	(118.8)
Net deferred tax liabilities	$(130.1)	$(6.7)

The Company maintains valuation allowances on deferred tax assets applicable to subsidiaries in jurisdictions for which separate income tax returns are filed and where realization of the related deferred tax assets from future profitable operations is not reasonably assured. Deferred tax valuation allowances increased approximately $7.6 million, $4.4 million and $3.3 million in Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively. The Company remeasured and reduced valuation allowances amounting to approximately $1.0 million in Fiscal 2018 and released valuation allowances of approximately $0.6 million and $5.6 million in Fiscal 2017 and Fiscal 2016, respectively, as a result of the attainment and expectation of achieving profitable operations in certain countries comprising the Company’s European operations, for which deferred tax valuation allowances had been previously established.
At March 31, 2018, the Company had non-U.S. net operating loss carryforwards of approximately $162.4 million, a portion of which will begin to expire in 2021.
As of March 31, 2018 and April 1, 2017, the Company has liabilities related to its uncertain tax positions, including accrued interest, of approximately $107.4 million and $29.1 million, respectively, which are included in other long-term liabilities in the Company’s audited consolidated balance sheets. The March 31, 2018 balance includes certain tax reserves which were recorded in purchase accounting upon the acquisition of Jimmy Choo, in addition to foreign income tax reserves the Company recorded during Fiscal 2018.
The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately$100.8 million, $26.5 million and $16.8 million as of March 31, 2018, April 1, 2017 and April 2, 2016, respectively. A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding accrued interest, for Fiscal 2018, Fiscal 2017 and Fiscal 2016, are presented below (in millions):

	Fiscal Years Ended
	March 31, 2018		April 1, 2017	April 2, 2016
Unrecognized tax benefits beginning balance	$26.5		$16.8	$19.9
Additions related to prior period tax positions	30.4	(1)	1.7	—
Additions related to current period tax positions	45.0		10.3	5.8
Decreases in prior period positions due to lapses in statute of limitations	(0.7)		(2.3)	(5.7)
Decreases related to audit settlements	(0.4)		—	(3.2)
Unrecognized tax benefits ending balance	$100.8		$26.5	$16.8

(1)	Primarily relates to the Jimmy Choo acquisition.
The Company classifies interest expense and penalties related to unrecognized tax benefits as components of the provision for income taxes. Interest expense recognized in the consolidated statements of operations and comprehensive income for Fiscal 2018, Fiscal 2017 and Fiscal 2016 was approximately $6.6 million, $2.5 million and $1.7 million, respectively.
The total amount of unrecognized tax benefits relating to the Company’s tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing tax audits and assessments and the expiration of applicable statutes of limitations. The Company anticipates that the balance of gross unrecognized tax benefits, excluding interest and penalties, will be reduced by approximately $30.8 million during the next twelve months, primarily due to the anticipated tax ruling regarding the deductibility of an intercompany loss in one of our subsidiaries. However, the outcomes and timing of such events are highly uncertain and changes in the occurrence, expected outcomes, and timing of such events could cause the Company’s current estimate to change materially in the future.
The Company files income tax returns in the U.S., for federal, state, and local purposes, and in certain foreign jurisdictions. With few exceptions, the Company is no longer subject to examinations by the relevant tax authorities for years prior to its fiscal year ended March 28, 2015.
The Company is in the process of evaluating the impact of the Tax Act on its permanent reinvestment assertion. Prior to the enactment of the Tax Act, the Company’s policy with respect to its undistributed earnings of the U.S. and non-U.S. subsidiaries is to consider those earnings to be either indefinitely reinvested or able to be repatriated tax-neutral, as such, U.S. federal and state income taxes were not previously recorded on these earnings. As substantially all of the Company’s earnings of foreign subsidiaries are deemed to have been repatriated as part of the one-time transition tax, no additional U.S. income taxes or foreign withholding taxes have been provided on these earnings. Undistributed earnings of subsidiaries considered to be either indefinitely reinvested or able to be repatriated tax-neutral amounted to $2.542 billion at March 31, 2018. The Company will complete its evaluation within the measurement period allowed by the Securities and Exchange Commission and record the tax effects of any change in its assertion in the period that its analysis is completed and that it is able to make a reasonable estimate of any unrecognized tax liability related to its foreign investments, if practicable.
18. Retirement Plans
The Company maintains defined contribution plans for employees, who become eligible to participate after three months of service. Features of these plans allow participants to contribute to a plan a percentage of their compensation, up to statutory limits depending upon the country in which a plan operates, and provide for mandatory and/or discretionary matching contributions by the Company, which vary by country. During Fiscal 2018, Fiscal 2017, and Fiscal 2016, the Company recognized expenses of approximately $11.6 million, $9.1 million, and $10.1 million, respectively, related to these retirement plans.
19. Segment Information
Prior to the third quarter of Fiscal 2018, the Company’s business consisted of three reportable segments for its Michael Kors brand: Retail, Wholesale and Licensing. In connection with the acquisition of Jimmy Choo, the Company evaluated its reportable segments and concluded that Jimmy Choo represents a separate reportable segment. As such, the Company now operates its business through four operating segments—MK Retail, MK Wholesale, MK Licensing and Jimmy Choo—which are based on its business activities and organization. The reportable segments are segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources, as well as in assessing performance. The primary key performance indicators are revenue and operating income for each segment. The Company’s reportable segments represent channels of distribution that offer similar merchandise, customer experience and sales/marketing strategies.
The Company’s four reportable segments are as follows:

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

•
Jimmy Choo — segment includes revenue generated from sales of luxury footwear, handbags and small leather goods through directly operated Jimmy Choo stores throughout North America (United States and Canada), EMEA and certain parts of Asia, as well as through Jimmy Choo e-commerce sites. In addition, revenue is generated through wholesale sales to distribution partners (including geographic licensing arrangements), multi-brand department stores and specialty stores worldwide, as well as through product license agreements in connection with the manufacturing and sale of fragrance, sunglasses and eyewear.

All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. Corporate overhead expenses are allocated to the segments based upon specific usage or other allocation methods.

The following table presents the key performance information of the Company’s reportable segments (in millions):

	Fiscal Years Ended
	March 31, 2018	April 1, 2017	April 2, 2016
Total revenue:
MK Retail	$2,711.8	$2,572.1	$2,394.9
MK Wholesale	1,639.3	1,775.8	2,143.9
MK Licensing	144.9	145.8	173.3
Michael Kors	4,496.0	4,493.7	4,712.1
Jimmy Choo	222.6	—	—
Total revenue	$4,718.6	$4,493.7	$4,712.1

Income from operations:
MK Retail	$333.8	$159.8	$501.4
MK Wholesale	373.8	468.1	584.1
MK Licensing	58.2	62.0	89.6
Michael Kors	765.8	689.9	1,175.1
Jimmy Choo	(16.7)	—	—
Income from operations	$749.1	$689.9	$1,175.1
Depreciation and amortization expense for each segment are as follows (in millions):

	Fiscal Years Ended
	March 31, 2018	April 1, 2017	April 2, 2016
Depreciation and amortization(1):
MK Retail	$135.8	$156.1	$114.5
MK Wholesale	57.2	61.6	67.3
MK Licensing	2.4	2.1	1.4
Michael Kors	195.4	219.8	183.2
Jimmy Choo	13.2	—	—
Total depreciation and amortization	$208.6	$219.8	$183.2

(1)	Excluded from the above table are impairment charges, which are detailed in the below table and in Note 6, Note 7 and Note 12.
The Company does not have identifiable assets separated by segment. See Note 7 to the accompanying consolidated financial statements for the Company’s goodwill by reportable segment.
The following table presents the Company’s impairment charges by asset type (in millions):

	Fiscal Years Ended
	March 31, 2018	April 1, 2017	April 2, 2016
Impairment Charges:
MK Retail assets	$31.3	$198.7	$8.6
MK Wholesale assets	1.4	0.5	0.4
Corporate assets	—	—	1.9
Total impairment	$32.7	$199.2	$10.9

Total revenue (based on country of origin) and long-lived assets by geographic location are as follows (in millions):

	Fiscal Years Ended
	March 31, 2018	April 1, 2017	April 2, 2016
Revenue:
The Americas (U.S., Canada and Latin America)(1)	$3,033.2	$3,140.7	$3,506.6
EMEA	1,092.7	943.9	990.3
Asia	592.7	409.1	215.2
Total revenue	$4,718.6	$4,493.7	$4,712.1

	As of
	March 31, 2018	April 1, 2017	April 2, 2016
Long-lived assets:
The Americas (U.S., Canada and Latin America)(1)	$327.3	$356.1	$507.7
EMEA	1,050.3	197.7	284.2
Asia	441.3	455.8	33.7
Total Long-lived assets:	$1,818.9	$1,009.6	$825.6

(1)
Net revenues earned in the U.S. during Fiscal 2018, Fiscal 2017, and Fiscal 2016 were $2.818 billion, $2.935 billion and $3.304 billion, respectively. Long-lived assets located in the U.S. as of March 31, 2018 and April 1, 2017 were $303.3 million and $328.8 million, respectively.

Total revenue by major product category are as follows (in millions):

	Fiscal Years Ended
	March 31, 2018	% of Total	April 1, 2017	% of Total	April 2, 2016	% of Total
Accessories	$3,057.0	64.8%	$3,061.4	68.1%	$3,179.7	67.5%
Footwear	656.9	13.9%	462.0	10.3%	491.0	10.4%
Apparel	604.6	12.8%	543.2	12.1%	543.7	11.5%
Licensed product	249.7	5.3%	281.3	6.3%	324.4	6.9%
Licensing revenue	150.4	3.2%	145.8	3.2%	173.3	3.7%
Total Revenue	$4,718.6		$4,493.7		$4,712.1
20. Related Party Transactions
The Company’s Chief Creative Officer, Michael Kors, and the Company’s Chief Executive Officer, John Idol, and certain of the Company’s former shareholders, including Sportswear Holdings Limited, jointly owned Michael Kors Far East Holdings Limited, a BVI company, prior to the Company’s acquisition of MKHKL on May 31, 2016, which eliminated their ownership interests. On April 1, 2011, the Company entered into certain licensing agreements with certain subsidiaries of Michael Kors Far East Holdings Limited, including MKHKL, (the “Licensees”), which provided the Licensees with certain exclusive rights for use of the Company’s trademarks within China, Hong Kong, Macau and Taiwan, and to import, sell, advertise and promote certain of the Company’s products in these regions, as well as to own and operate stores bearing the Company’s tradenames. The agreements between the Company and the Licensees were scheduled to expire on March 31, 2041, and could be terminated by the Company at certain intervals if minimum sales benchmarks were not met. Royalties earned under these agreements were approximately $1.2 million during the two months ended May 31, 2016 preceding the acquisition, and were approximately $7.6 million during Fiscal 2016. These royalties were driven by Licensee adjusted net sales of the Company’s goods, as defined in the licensing agreement, to their customers of approximately $28.9 million during the two months ended May 31, 2016 preceding the acquisition, and approximately $169.8 million during Fiscal 2016. In addition, the Company sold certain inventory items to the Licensees through its wholesale segment at terms consistent with those of similar licensees in the region. During the two months ended May 31, 2016 preceding the acquisition, amounts recognized as net sales in the Company’s consolidated statement of operations and comprehensive income related to these sales were approximately $7.9 million, and were $62.8 million in Fiscal 2016. Please refer to Note 3 for additional information relating to the Company’s acquisition of MKHKL on May 31, 2016.

A former executive officer of the Company (who is no longer a related party as of October 31, 2016) is married to a former employee of one of the Company’s suppliers of fixtures for its shop-in-shops, retail stores and showrooms. Purchases from this supplier, while deemed to be a related party, were $1.7 million and $3.4 million during Fiscal 2017 and Fiscal 2016, respectively.
21. Selected Quarterly Financial Information (Unaudited)
The following table summarizes the Fiscal 2018 and Fiscal 2017 quarterly results (dollars in millions):

	Fiscal Quarter Ended (1)
	July 1, 2017	September 30, 2017		December 30, 2017		March 31, 2018
Fiscal 2018
Total revenue	$952.4	$1,146.6		$1,440.1		$1,179.5
Gross profit	$574.7	$690.8		$884.0		$709.8
Income from operations	$149.4	$199.1	(2)	$313.5	(3)	$87.1	(4)
Net income	$125.5	$202.7		$219.4		$44.5
Net income attributable to MKHL	$125.5	$202.9		$219.4		$44.1
Weighted average ordinary shares outstanding:
Basic	154,486,898	151,781,340		152,047,963		150,818,144
Diluted	156,871,518	154,168,094		154,623,339		154,252,751

	Fiscal Quarter Ended (1)
	July 2, 2016	October 1, 2016		December 31, 2016		April 1, 2017
Fiscal 2017
Total revenue	$987.9	$1,088.2		$1,352.8		$1,064.8
Gross profit	$591.3	$644.7		$805.7		$619.7
Income (loss) from operations (5)	$186.9	$203.7		$341.9		$(42.6)
Net income (loss)	$146.3	$160.7		$271.3		$(26.8)
Net income (loss) attributable to MKHL	$147.1	$160.9		$271.3		$(26.8)
Weighted average ordinary shares outstanding:
Basic	174,158,571	166,695,631		163,148,597		159,944,132
Diluted	176,613,751	168,839,967		165,214,045		161,827,486

(1)	All fiscal quarters presented contain 13 weeks.

(2)
Fiscal quarter ended September 30, 2017 includes impairment charges of $16.3 million and restructuring charges of $5.9 million associated with underperforming Michael Kors full-price retail stores, as well as transaction and transition costs of $17.4 million related to the Jimmy Choo acquisition.

(3)
Fiscal quarter ended December 30, 2017 includes impairment charges of $2.6 million and restructuring charges of $2.4 million associated with underperforming Michael Kors full-price retail stores, as well as transaction and transition costs of $25.6 million related to the Jimmy Choo acquisition.

(4)
Fiscal quarter ended March 31, 2018 includes impairment charges of $13.8 million and restructuring charges of $44.3 million associated with underperforming Michael Kors full-price retail stores, as well as transaction and transition costs of $6.5 million related to the Jimmy Choo acquisition.

(5)
Fiscal quarter ended July 2, 2016 contains $11.3 million in transaction costs related to the acquisition of the previously licensed Greater China business; fiscal quarter ended October 1, 2016 contains $4.9 million in retail fixed asset impairment charges; fiscal quarter ended December 31, 2016 contains $0.5 million in wholesale fixed asset impairment charges; and fiscal quarter ended April 1, 2017 contains $193.8 million in retail long-lived asset impairment charges.

22. Subsequent Events
During the first quarter of Fiscal 2019, the Company entered into fixed-to-fixed cross currency swap agreements with notional amounts of $290.0 million and $44.0 million to hedge its net investments in Euro-denominated and Japanese Yen-denominated subsidiaries, respectively, against future volatility in the exchange rates between U.S. Dollar and these currencies. Under the terms of these contracts, which mature in November 2024, the Company will exchange the quarterly fixed rate payments made under its Senior Notes for fixed rate payments of 1.585% in Euros and 0.89% in Japanese Yen. These contracts have been designated as net investment hedges.
The Company has elected the spot method of designating these contracts under ASU 2017-12 and, as such, changes in the fair value of these contracts related to undiscounted spot changes will be recorded within foreign currency translation gains and losses (“CTA”) as a component of AOCI on the Company’s consolidated balance sheets. Interest accruals and coupon payments will be recognized directly in interest expense, thus reflecting a Euro and a Japanese Yen fixed rate, respectively. Upon discontinuation of the hedge, the changes in spot value and any amounts excluded from the assessment of hedge effectiveness that have not been recognized in earnings will remain within CTA until the hedged net investment is sold, diluted, or liquidated.