Form 10-Q
period 2018-06-30
Michael Kors Holdings Ltd
filed 2018-08-08
CIK 1530721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
As of July 31, 2018, Michael Kors Holdings Limited had 149,321,694 ordinary shares outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 30, 2018	March 31, 2018
Assets
Current assets
Cash and cash equivalents	$169.9	$163.1
Receivables, net	262.5	290.5
Inventories	697.0	660.7
Prepaid expenses and other current assets	164.8	147.8
Total current assets	1,294.2	1,262.1
Property and equipment, net	560.7	583.2
Intangible assets, net	1,178.1	1,235.7
Goodwill	806.2	847.7
Deferred tax assets	46.2	56.2
Other assets	75.4	74.1
Total assets	$3,960.8	$4,059.0
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$279.3	$294.1
Accrued payroll and payroll related expenses	67.9	93.0
Accrued income taxes	33.1	77.6
Short-term debt	266.9	200.0
Accrued expenses and other current liabilities	298.5	295.6
Total current liabilities	945.7	960.3
Deferred rent	132.7	128.4
Deferred tax liabilities	182.5	186.3
Long-term debt	554.2	674.4
Other long-term liabilities	104.2	88.1
Total liabilities	1,919.3	2,037.5
Commitments and contingencies
Shareholders’ equity
Ordinary shares, no par value; 650,000,000 shares authorized; 212,209,545 shares issued and 149,168,595 outstanding at June 30, 2018; 210,991,091 shares issued and 149,698,407 outstanding at March 31, 2018	—	—
Treasury shares, at cost (63,040,950 shares at June 30, 2018 and 61,292,684 shares at March 31, 2018)	(3,121.8)	(3,015.9)
Additional paid-in capital	850.1	831.1
Accumulated other comprehensive (loss) income	(40.5)	50.5
Retained earnings	4,350.1	4,152.0
Total shareholders’ equity of MKHL	2,037.9	2,017.7
Noncontrolling interest	3.6	3.8
Total shareholders’ equity	2,041.5	2,021.5
Total liabilities and shareholders’ equity	$3,960.8	$4,059.0
See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended
	June 30, 2018	July 1, 2017
Total revenue	$1,202.5	$952.4
Cost of goods sold	451.7	377.7
Gross profit	750.8	574.7
Selling, general and administrative expenses	464.1	377.7
Depreciation and amortization	55.9	47.6
Impairment of long-lived assets	4.3	—
Restructuring and other charges (1)	11.3	—
Total operating expenses	535.6	425.3
Income from operations	215.2	149.4
Other income, net	(0.8)	(0.6)
Interest expense, net	7.5	1.1
Foreign currency loss (gain)	2.9	(1.2)
Income before provision for income taxes	205.6	150.1
Provision for income taxes	19.4	24.6
Net income	186.2	125.5
Less: Net loss attributable to noncontrolling interest	(0.2)	—
Net income attributable to MKHL	$186.4	$125.5

Weighted average ordinary shares outstanding:
Basic	149,502,101	154,486,898
Diluted	152,399,655	156,871,518
Net income per ordinary share attributable to MKHL:
Basic	$1.25	$0.81
Diluted	$1.22	$0.80

Statements of Comprehensive Income:
Net income	$186.2	$125.5
Foreign currency translation adjustments	(103.0)	22.1
Net gain (loss) on derivatives	12.0	(9.7)
Comprehensive income	95.2	137.9
Less: Net loss attributable to noncontrolling interest	(0.2)	—
Comprehensive income attributable to MKHL	$95.4	$137.9

(1)
Restructuring and other charges includes store closure costs recorded in connection with the Retail Fleet Optimization Plan and integration costs recorded in connection with the acquisition of Jimmy Choo Group Limited (see Note 4 and Note 9).

See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions, except share data which is in thousands)
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity of MKHL	Non-controlling Interests	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at March 31, 2018, as previously reported	210,991	$—	$831.1	(61,293)	$(3,015.9)	$50.5	$4,152.0	$2,017.7	$3.8	$2,021.5
Adoption of an accounting standards (See Note 2)	—	—	—	—	—	—	11.7	11.7	—	11.7
Balance as of April 1, 2018	210,991	—	831.1	(61,293)	(3,015.9)	50.5	4,163.7	2,029.4	3.8	2,033.2
Net income	—	—	—	—	—	—	186.4	186.4	(0.2)	186.2
Other comprehensive loss	—	—	—	—	—	(91.0)	—	(91.0)	—	(91.0)
Total comprehensive income (loss)	—	—	—	—	—	—	—	95.4	(0.2)	95.2
Vesting of restricted awards, net of forfeitures	600	—	—	—	—	—	—	—	—	—
Exercise of employee share options	619	—	6.2	—	—	—	—	6.2	—	6.2
Equity compensation expense	—	—	12.8	—	—	—	—	12.8	—	12.8
Purchase of treasury shares	—	—	—	(1,748)	(105.9)	—	—	(105.9)	—	(105.9)
Balance at June 30, 2018	212,210	$—	$850.1	(63,041)	$(3,121.8)	$(40.5)	$4,350.1	$2,037.9	$3.6	$2,041.5
See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	June 30, 2018	July 1, 2017
Cash flows from operating activities
Net income	$186.2	$125.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55.9	47.6
Equity compensation expense	12.8	10.8
Deferred income taxes	12.7	7.1
Impairment of long-lived assets	4.3	—
Tax (benefit) deficit on exercise of share options	(10.8)	4.9
Amortization of deferred financing costs	0.9	0.2
Foreign currency (gains) losses	2.9	(1.2)
Other non-cash charges	2.2	0.4
Change in assets and liabilities:
Receivables, net	24.4	98.2
Inventories	(52.4)	(55.6)
Prepaid expenses and other current assets	(20.8)	(4.7)
Accounts payable	(4.4)	(23.7)
Accrued expenses and other current liabilities	(32.1)	(18.1)
Other long-term assets and liabilities	24.5	2.9
Net cash provided by operating activities	206.3	194.3
Cash flows from investing activities
Capital expenditures	(40.7)	(14.8)
Cash paid for business acquisitions, net of cash acquired	—	(1.4)
Net cash used in investing activities	(40.7)	(16.2)
Cash flows from financing activities
Debt borrowings	433.6	409.6
Debt repayments	(487.2)	(386.9)
Repurchase of treasury shares	(105.9)	(160.3)
Exercise of employee share options	6.2	0.1
Other financing activities	—	(0.2)
Net cash used in financing activities	(153.3)	(137.7)
Effect of exchange rate changes on cash and cash equivalents	(5.5)	3.7
Net increase in cash and cash equivalents and restricted cash	6.8	44.1
Beginning of period (including restricted cash of $0.3 million at March 31, 2018 and $1.9 million at April 1, 2017)	163.4	229.6
End of period (including restricted cash of $0.3 million at June 30, 2018)	$170.2	$273.7
Supplemental disclosures of cash flow information
Cash paid for interest	$12.7	$1.3
Cash paid for income taxes	$23.8	$11.9
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$27.9	$12.8
See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Business and Basis of Presentation
Michael Kors Holdings Limited (“MKHL,” and together with its subsidiaries, the “Company”) was incorporated in the British Virgin Islands (“BVI”) on December 13, 2002. The Company is a holding company that owns brands that are leading designers, marketers, distributors and retailers of branded women’s and men’s accessories, apparel and footwear bearing the Michael Kors and Jimmy Choo tradenames and related trademarks “MICHAEL KORS,” “MICHAEL MICHAEL KORS,” “JIMMY CHOO,” and various other related trademarks and logos. The Company’s business consists of four reportable segments: Michael Kors (“MK”) Retail, MK Wholesale, MK Licensing and Jimmy Choo. See Note 18 for additional information.
On November 1, 2017, the Company completed the acquisition of Jimmy Choo Group Limited (“Jimmy Choo”) for a total transaction value of $1.447 billion. As a result, the Company has consolidated Jimmy Choo into its operations beginning on November 1, 2017. Jimmy Choo is being reported as a separate reporting segment. See Note 4 and Note 18 for additional information.
The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned or controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The interim consolidated financial statements as of June 30, 2018 and for the three months ended June 30, 2018 and July 1, 2017 are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with U.S. GAAP. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended March 31, 2018, as filed with the Securities and Exchange Commission on May 30, 2018, in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full fiscal year.
The Company utilizes a 52 to 53 week fiscal year ending on the Saturday closest to March 31. As such, the term “Fiscal Year” or “Fiscal” refers to the 52-week or 53-week period, ending on that day. The results for the three months ended June 30, 2018 and July 1, 2017, are based on 13-week periods.
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to use judgment and make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. The most significant assumptions and estimates involved in preparing the financial statements include allowances for customer deductions, sales returns, sales discounts and doubtful accounts, estimates related to the Company’s customer loyalty program and gift card breakage, estimates of inventory recovery, the valuation of share-based compensation, valuation of deferred taxes and the estimated useful lives used for amortization and depreciation of intangible assets and property and equipment. Actual results could differ from those estimates.
Reclassifications
Certain reclassifications have been made to the prior periods’ financial information in order to conform to the current period’s presentation.

Seasonality
The Company experiences certain effects of seasonality with respect to its business. The Company’s MK Retail segment generally experiences greater sales during its third fiscal quarter as a result of holiday season sales. The MK Wholesale segment generally experiences the lowest sales in its first fiscal quarter. The Jimmy Choo segment generally experiences greater sales during its first and third fiscal quarters, primarily driven by the product launch calendar and holiday season sales. In the aggregate, the Company’s first fiscal quarter typically experiences less sales volume relative to the other three quarters and its third fiscal quarter generally has higher sales volume relative to the other three quarters.

Derivative Financial Instruments
Forward Foreign Currency Exchange Contracts
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
The Company designates certain contracts related to the purchase of inventory that qualify for hedge accounting as cash flow hedges. Formal hedge documentation is prepared for all derivative instruments designated as hedges, including description of the hedged item and the hedging instrument and the risk being hedged. The changes in the fair value for contracts designated as cash flow hedges is recorded in equity as a component of accumulated other comprehensive income (loss) until the hedged item affects earnings. When the inventory related to forecasted inventory purchases that are being hedged is sold to a third party, the gains or losses deferred in accumulated other comprehensive income (loss) are recognized within cost of goods sold. The Company uses regression analysis to assess effectiveness of derivative instruments that are designated as hedges, which compares the change in the fair value of the derivative instrument to the change in the related hedged item. If the hedge is no longer expected to be highly effective in the future, future changes in the fair value are recognized in earnings. For those contracts that are not designated as hedges, changes in the fair value are recorded to foreign currency gain (loss) in the Company’s consolidated statements of operations and comprehensive income. The Company classifies cash flows relating to its forward foreign currency exchange contracts consistently with the classification of the hedged item, within cash flows from operating activities.
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
Net Investment Hedges
The Company also uses fixed-to-fixed cross currency swap agreements to hedge its net investments in foreign operations against future volatility in the exchange rates between our U.S. Dollars and these foreign currencies. The Company has elected the spot method of designating these contracts under ASU 2017-12, as defined below, and has designated these contracts as net investment hedges. The net gain or loss on net investment hedged is reported within foreign currency translation gains and losses (“CTA”), as a component of accumulated other comprehensive income (loss) on the Company’s consolidated balance sheets. Interest accruals and coupon payments are recognized directly in interest expense in the Company’s statement of operations and comprehensive income. Upon discontinuation of a hedge, all previously recognized amounts remain in CTA until the hedged net investment is sold, diluted, or liquidated.
Net Income per Share
The Company’s basic net income per ordinary share is calculated by dividing net income by the weighted average number of ordinary shares outstanding during the period. Diluted net income per ordinary share reflects the potential dilution that would occur if share option grants or any other potentially dilutive instruments, including restricted shares and restricted share units (“RSUs”), were exercised or converted into ordinary shares. These potentially dilutive securities are included in diluted shares to the extent they are dilutive under the treasury stock method for the applicable periods. Performance-based RSUs are included in diluted shares if the related performance conditions are considered satisfied as of the end of the reporting period and to the extent they are dilutive under the treasury stock method.

The components of the calculation of basic net income per ordinary share and diluted net income per ordinary share are as follows (in millions, except share and per share data):

	Three Months Ended
	June 30, 2018	July 1, 2017
Numerator:
Net income attributable to MKHL	$186.4	$125.5
Denominator:
Basic weighted average shares	149,502,101	154,486,898
Weighted average dilutive share equivalents:
Share options and restricted shares/units, and performance restricted share units	2,897,554	2,384,620
Diluted weighted average shares	152,399,655	156,871,518

Basic net income per share	$1.25	$0.81
Diluted net income per share	$1.22	$0.80
Share equivalents of 648,398 shares and 2,485,827 shares for the three months ended June 30, 2018 and July 1, 2017, respectively, have been excluded from the above calculations due to their anti-dilutive effect.
See Note 2 in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018 for a complete disclosure of the Company’s significant accounting policies.
Recently Adopted Accounting Pronouncements
Hedge Accounting
On August 28, 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The new standard is intended to improve and simplify rules relating to hedge accounting, including the elimination of periodic hedge ineffectiveness, recognition and presentation of components excluded from hedge effectiveness assessment, the ability to elect to perform subsequent effectiveness assessments qualitatively, and other provisions designed to provide more transparency around the economics of a company’s hedging strategy. ASU 2017-12 is effective for the Company in Fiscal 2020, with early adoption permitted. The Company adopted ASU 2017-12 during the three months ended June 30, 2018, which resulted in a net increase to opening retained earnings of less than $0.1 million as of April 1, 2018, due to the elimination of ineffectiveness for cash flow hedges in effect as of the date of adoption. The Company has applied the spot method of designating its net investment hedges, which were executed during the three months ended June 30, 2018.
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which provides new guidance for revenues recognized from contracts with customers, requiring that revenue is recognized at an amount the company is entitled to upon transferring control of goods or services to customers, as opposed to when risks and rewards transfer to a customer. In July 2015, ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” deferred the effective date of ASU 2014-09 by one year, to interim reporting periods within the annual reporting period beginning after December 15, 2017, or the first quarter of the Company’s Fiscal 2019. This standard may be applied retrospectively to all prior periods presented, or retrospectively with a cumulative adjustment to retained earnings in the year of adoption (“modified retrospective method”).
The FASB has issued several additional ASUs to provide implementation guidance on ASU 2014-09, including ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” in December 2016; ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” in May 2016; ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” in April 2016; and ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” in March 2016. The Company has considered this guidance in evaluating the impact of ASU 2014-09 (collectively, “ASC 606”).

On April 1, 2018, the Company adopted ASC 606 using the modified retrospective method and recognized the $6.7 million (net of a tax of $1.7 million) cumulative effect of adoption as an adjustment to the opening balance of retained earnings. The below table details the components of the cumulative adjustment recorded on April 1, 2018 (in millions):

	March 31, 2018 As Reported under ASC 605	ASC 606 Adjustments		April 1, 2018 As Reported Under ASC 606
Receivables, net	$290.5	$3.8	(1)	$294.3
Accrued expenses and other current liabilities	295.6	(4.6)	(2)	291.0
Deferred tax liabilities	186.3	1.7	(3)	188.0
Retained earnings	4,152.0	6.7		4,158.7
_________________________

(1)
Includes a $3.5 million adjustment related to product licensing revenue, which was previously recorded on a one-month lag and $0.3 million of guaranteed advertising minimums recognized by product licensees on a straight-line basis over the contract year.

(2)	Relates to recognition of breakage revenue associated with gift card liabilities not subject to escheatment.

(3)	Relates to income tax effect of the above adjustments.
In addition, while the Company has previously recorded the right of return asset and liability on a gross basis, in connection with its adoption of ASC 606, it has reclassified the return liability of $17.5 million from receivables, net to accrued expenses and other current liabilities in its consolidated balance sheets as of June 30, 2018. Otherwise, the adoption of this standard did not have a material impact on the Company's consolidated financial statements as of and for the three months ended June 30, 2018, or any individual line items therein.
See Note 3 for additional disclosures related to the Company’s revenue recognition accounting policy.
Share-Based Compensation
In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting”, which simplifies modification accounting for entities that change the terms or conditions of share-based awards. ASU 2017-09 was adopted during the three months ended June 30, 2018, on a prospective basis. The adoption of this standard did not have an impact on the Company's consolidated financial statements. The Company will apply ASU 2017-09 to any future changes to the terms and conditions of its share-based compensation awards.
Income Taxes
In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory”, which requires recognition of income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The Company adopted ASU 2016-16 in the beginning of Fiscal 2019, as required, using the modified retrospective method. On April 1, 2018, the Company recorded the $4.9 million cumulative effect of adoption as an adjustment to the opening balance of retained earnings.
Recently Issued Accounting Pronouncements
We have considered all new accounting pronouncements and, other than the recent pronouncements discussed below, have concluded that there are no new pronouncements that may have a material impact on our results of operations, financial condition or cash flows based on current information.
Lease Accounting
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize a lease liability and a right-to-use asset on the balance sheet for all leases, except certain short-term leases. ASU 2016-02 is effective beginning with the Company’s Fiscal 2020, with early adoption permitted, and must be implemented using a modified retrospective approach for all leases existing at, or entered into after the beginning of the earliest comparative period that is presented in the financial statements. The Company is currently in the process of analyzing its lease portfolio and evaluating the impact of ASU 2016-02 on its consolidated financial statements. The Company expects that the adoption of this standard will result in a significant increase in assets and liabilities on its consolidated balance sheets.

3. Revenue Recognition
The Company accounts for contracts with its customers when there is approval and commitment from both parties, the rights of the parties and payment terms have been identified, the contract has commercial substance and collectability of consideration is probable. Revenue is recognized when control of the promised goods or services is transferred to the Company's customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services.
The Company sells its products through three primary channels of distribution: retail, wholesale and licensing. Within the retail and wholesale channels, substantially all of the Company’s revenues consist of sales of products that represent a single performance obligation, where control transfers at a point in time to the customer. For licensing arrangements, royalty and advertising revenue is recognized over time based on access provided to Michael Kors and Jimmy Choo trademarks.
The Company has chosen to apply the practical expedient allowing it not to disclose the amount of the transaction price allocated to the remaining performance obligations that have an expected duration of twelve months or less.
Retail
Michael Kors generates sales through four primary retail store formats: “Collection” stores, “Lifestyle” stores, outlet stores and e-commerce. Michael Kors sells its own products and licensed products bearing the Michael Kors name, directly to the end consumer throughout the Americas (U.S., Canada and Latin America, excluding Brazil), Europe and certain parts of Asia. Jimmy Choo generates sales through directly operated stores and e-commerce throughout North America (United States and Canada), EMEA and certain parts of Asia. In addition to these retail formats, the Company operates concessions in a select number of department stores.
Retail revenue is recognized when control of the product is transferred at the point of sale at Company owned stores, including concessions. For e-commerce transactions, control is transferred when products are delivered to the customer, net of estimated returns. To arrive at net sales for retail, gross sales are reduced by actual customer returns, as well as by a provision for estimated future customer returns.
Sales taxes collected from retail customers are presented on a net basis and, as such, are excluded from revenue. Shipping and handling costs that are billed to customers are included in net sales, with the related costs recorded in cost of goods sold. Shipping and handling costs that are not billed to customers are accounted for as fulfillment costs.
Gift Cards. The Company sells gift cards that can be redeemed for merchandise, resulting in a contract liability recorded upon issuance. Revenue is recognized when the gift card is redeemed or upon “breakage” for the estimated portion of gift cards that are not expected to be redeemed. “Breakage” revenue is calculated under the proportional redemption methodology, which considers the historical patterns of redemption in jurisdictions where the Company is not required to remit the value of the unredeemed gift cards as unclaimed property. The Company anticipates that substantially all of its outstanding gift cards will be redeemed within the next twelve months. The contract liability related to gift cards, net of estimated “breakage,” was $11.2 million as of June 30, 2018, and is included in accrued expenses and other current liabilities in the Company’s consolidated balance sheet.
Loyalty Program. The Company offers a loyalty program, which allows its Michael Kors customers to earn points on qualifying purchases toward monetary and non-monetary rewards, which may be redeemed for purchases at Michael Kors retail stores and e-commerce sites. The Company defers a portion of the initial sales transaction based on the estimated relative fair value of the benefits based on projected timing of future redemptions and historical activity. These amounts include estimated “breakage” for points that are not expected to be redeemed. The contract liability, net of an estimated “breakage,” of $4.7 million as of June 30, 2018 is recorded as a reduction to revenue in the consolidated statements of income and comprehensive income and within accrued expenses and other current liabilities in the Company’s consolidated balance sheet and is expected to be recognized within the next twelve months.
Wholesale
Michael Kors products are sold primarily to major department stores, specialty stores and travel retail shops throughout the Americas, EMEA (Europe, Middle East, and Africa) and Asia. Jimmy Choo luxury products are sold throughout North America, EMEA, and certain parts of Asia. The Company also has arrangements where Michael Kors and Jimmy Choo products are sold to our geographic licensees in certain parts of EMEA and Asia, as well as in Brazil. Products sold through the wholesale channel include accessories (which include handbags and small leather goods such as wallets), footwear and women’s and men’s apparel.

Wholesale revenue is recognized net of estimates for sales returns, discounts, markdowns and allowances, after merchandise is shipped and control of the underlying product is transferred to the Company’s wholesale customers. To arrive at net sales for wholesale, gross sales are reduced by provisions for estimated future returns, as well as trade discounts, markdowns, allowances, operational chargebacks, and certain cooperative selling expenses. These estimates are developed based on the most likely amount using historical trends, actual and forecasted performance and market conditions, and are reviewed by management on a quarterly basis. Unfulfilled, noncancelable purchase orders for products from wholesale customers (including the Company’s geographic licensees) are expected to be fulfilled within the next twelve months.
Licensing
The Company provides its third-party licensees with the right to access its Michael Kors and Jimmy Choo trademarks under product and geographic licensing arrangements. Under product licensing arrangements, the Company allows third parties to manufacture and sell luxury goods, including fragrances, sunglasses and eyewear, using the Company’s trademarks. Under geographic licensing arrangements, third party licensees receive the right to distribute and sell products bearing the Company's trademarks in retail and/or wholesale channels within certain geographical areas, including Brazil, the Middle East, Eastern Europe, South Africa, Brazil, certain parts of Asia and Australia.
The Company recognizes royalty revenue and advertising contributions based on the percentage of sales made by the licensees. Advertising contributions are received to support the Company’s branded advertising and marketing campaigns and are viewed as part of a single performance obligation with the right to access the Company’s trademarks. Royalty revenue generated from licenses, which includes contributions for advertising, may be subject to contractual minimum levels, as defined in the contract. Such minimums are generally fixed annually, based on the previous year’s sales. Licensing revenue is based on reported current period sales of licensed products at rates that are specified in the license agreements for contracts that are expected to exceed the related guaranteed minimums. If the Company expects the minimum guaranteed amounts to exceed amounts calculated based on actual sales, the guaranteed minimums are recognized ratably over the contractual year to which they relate. As of June 30, 2018, guaranteed minimum royalty amounts due from licensees that relate to contractual periods do not exceed twelve months.
Sales Returns
For the sale of goods with a right of return, the Company recognizes revenue for the consideration to which it expects to be entitled and a refund liability for the amount it expects to refund to its customers within accrued expenses and other current liabilities. The refund liability is determined based on the most likely amount and is based on management’s review of historical and current customer returns for its retail and wholesale customers, estimated future returns, adjusted for non-resalable products. The Company also considers its product strategies, as well as the financial condition of its customers, store closings by wholesale customers, changes in the retail environment and other macroeconomic factors. The Company recognizes an asset included in inventories with a corresponding adjustment to cost of sales for the right to recover the products from its retail and wholesale customers, net of any costs to resell. The refund liability recorded as of June 30, 2018 was $28.5 million and the related asset for the right to recover returned product as of June 30, 2018 was $5.3 million.
Contract Balances
The Company’s contract liabilities, which are recorded within accrued expenses and other current liabilities in its consolidated balance sheets, primarily consist of gift card liabilities, loyalty program liabilities and advanced payments from product licensees. Total contract liabilities were $19.0 million and $23.3 million as of June 30, 2018 and March 31, 2018, respectively. Contract liabilities decreased $4.6 million as a result of the adoption of ASC 606 on April 1, 2018, due to recognition of gift card breakage revenue (see Note 2). The Company recognized $8.1 million in revenue for the three months ended June 30, 2018, which related to contract liabilities that existed at March 31, 2018. There were no contract assets recorded as of June 30, 2018 and April 1, 2018.
There were no changes in historical variable consideration estimates that were materially different from actual results.

Disaggregation of Revenue
The following table presents the Company’s segment revenues disaggregated by geographic location (in millions):

	Three Months Ended
	June 30, 2018	July 1, 2017
MK Retail revenue - the Americas	$402.2	$392.1
MK Retail revenue - Europe	119.5	122.1
MK Retail revenue - Asia	117.8	105.7
Total MK Retail	639.5	619.9
MK Wholesale revenue - the Americas	275.1	227.2
MK Wholesale revenue - EMEA (1)	68.4	65.0
MK Wholesale revenue - Asia	19.3	11.4
Total MK Wholesale	362.8	303.6
MK Licensing revenue - the Americas	15.3	14.8
MK Licensing revenue - EMEA (1)	12.2	14.1
Total MK Licensing	27.5	28.9
Total Michael Kors	1,029.8	952.4

Jimmy Choo revenue - the Americas	25.6	—
Jimmy Choo revenue - EMEA (1)	101.7	—
Jimmy Choo revenue - Asia	45.4	—
Total Jimmy Choo	172.7	—

Total revenue - the Americas	718.2	634.1
Total revenue - EMEA (1)	301.8	201.2
Total revenue - Asia	182.5	117.1
Total revenue	$1,202.5	$952.4

(1)	EMEA is comprised of Europe, the Middle East and Africa.
4. Acquisitions
Acquisition of Jimmy Choo Group Limited
On November 1, 2017, the Company completed the acquisition of Jimmy Choo, whereby the Company’s wholly-owned subsidiary acquired all of Jimmy Choo’s issued and to be issued shares at a purchase price of 230 pence per share in cash, for a total transaction value of $1.447 billion, including the repayment of existing debt obligations, which was funded through a combination of borrowings under the Company’s new $1.0 billion term loan facility, the issuance of the Senior Notes and cash on hand.
Jimmy Choo’s results of operations have been included in our consolidated financial statements beginning on November 1, 2017. Jimmy Choo contributed revenue of $172.7 million and net income of $13.2 million (after amortization of non-cash purchase accounting adjustments and integration costs) for the three months ended June 30, 2018.
Other Acquisitions
During the three months ended July 1, 2017, the Company repurchased a portion of the non-controlling interest in its Latin American joint venture, MK (Panama) Holdings, S.A. and subsidiaries (“MK Panama”) for approximately $0.5 million. The Company has a 75% ownership interest in MK Panama.
See Note 3 in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018 for additional disclosures relating to the Company's acquisitions.

5. Receivables, net
Receivables, net consist of (in millions):

	June 30, 2018	March 31, 2018
Trade receivables (1)	$329.3	$383.3
Receivables due from licensees	16.2	15.8
	345.5	399.1
Less: allowances	(83.0)	(108.6)
	$262.5	$290.5

(1)	As of June 30, 2018 and March 31, 2018, $226.9 million and $296.2 million, respectively, of trade receivables were insured.
Receivables are presented net of allowances for discounts, markdowns, operational chargebacks and doubtful accounts. Discounts are based on open invoices where trade discounts have been extended to customers. Allowances are based on wholesale customers’ sales performance, seasonal negotiations with customers, historical deduction trends and an evaluation of current market conditions. Operational chargebacks are based on deductions taken by customers, net of expected recoveries. Such provisions, and related recoveries, are reflected in revenues.
The Company’s allowance for doubtful accounts is determined through analysis of periodic aging of receivables that are not covered by insurance and assessments of collectability based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers and the impact of general economic conditions. The past due status of a receivable is based on its contractual terms. Amounts deemed uncollectible are written off against the allowance when it is probable the amounts will not be recovered. Allowance for doubtful accounts was $5.2 million and $5.1 million as of June 30, 2018 and March 31, 2018, respectively. The Company had provisions for bad debt of $0.6 million in each of the periods ending June 30, 2018 and July 1, 2017.
6. Property and Equipment, Net
Property and equipment, net, consists of (in millions):

	June 30, 2018	March 31, 2018
Leasehold improvements	$546.6	$551.0
Furniture and fixtures	266.4	270.9
In-store shops	265.4	273.9
Computer equipment and software	264.1	266.3
Equipment	117.3	116.7
Building	50.4	51.6
Land	15.4	16.2
	1,525.6	1,546.6
Less: accumulated depreciation and amortization	(1,007.6)	(1,001.6)
	518.0	545.0
Construction-in-progress	42.7	38.2
	$560.7	$583.2
Depreciation and amortization of property and equipment for the three months ended June 30, 2018 and July 1, 2017 was $47.4 million and $42.5 million, respectively. During the three months ended June 30, 2018, the Company recorded fixed asset impairment charges of $3.7 million, which were related to underperforming Michael Kors full-price retail store locations, some of which will be closed as part of the Company’s previously announced Retail Fleet Optimization Plan, as defined in Note 9.

7. Intangible Assets and Goodwill
The following table details the carrying values of the Company’s intangible assets other than goodwill (in millions):

	June 30, 2018	March 31, 2018
Definite-lived intangible assets:
Reacquired Rights	$400.4	$400.4
Trademarks	23.0	23.0
Lease Rights	71.2	80.1
Customer Relationships	218.3	231.3
Total definite-lived intangible assets	712.9	734.8
Less: accumulated amortization	(114.0)	(113.2)
Net definite-lived intangible assets	598.9	621.6

Indefinite-lived intangible assets:
Jimmy Choo brand	579.2	614.1

Total intangible assets, excluding goodwill	$1,178.1	$1,235.7
Amortization expense for the Company’s definite-lived intangibles assets for the three months ended June 30, 2018 and July 1, 2017 was $8.5 million and $5.1 million, respectively. During the three months ended June 30, 2018, the Company recorded impairment charges of $0.6 million relating to its intangible assets (See Note 12 for further information).
The Company’s goodwill balance as of June 30, 2018 and March 31, 2018 was $806.2 million and $847.7 million, respectively. There were no goodwill impairment charges recorded during the three months ended June 30, 2018 and July 1, 2017.
8. Current Assets and Current Liabilities
Prepaid expenses and other current assets consist of the following (in millions):

	June 30, 2018	March 31, 2018
Prepaid taxes	$80.0	$78.5
Prepaid rent	22.8	22.7
Leasehold incentive receivable	11.1	9.4
Prepaid insurance	5.8	1.5
Unrealized gains on forward foreign exchange contracts	3.8	—
Prepaid duties	7.0	7.0
Other	34.3	28.7
	$164.8	$147.8

Accrued expenses and other current liabilities consist of the following (in millions):

	June 30, 2018	March 31, 2018
Other taxes payable	$64.0	$54.3
Restructuring liability	38.8	44.8
Accrued rent	35.7	34.5
Return liabilities	28.5	12.1
Accrued capital expenditures	27.9	26.4
Accrued advertising and marketing	20.5	22.6
Professional services	12.5	14.1
Gift cards and retail store credits	11.2	16.0
Deferred loyalty program liabilities	4.7	2.2
Accrued interest	3.8	8.7
Deferred income	3.2	4.3
Advance royalties	3.1	4.1
Unrealized loss on forward foreign currency exchange contracts	0.1	7.7
Other	44.5	43.8
	$298.5	$295.6
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
During the three months ended June 30, 2018, the Company closed 12 of its Michael Kors full-price retail stores under the Retail Fleet Optimization Plan and recorded restructuring costs of $4.2 million, for a total of 59 stores closed to date as of June 30, 2018. The Company anticipates finalizing the remainder of the planned store closures under the Retail Fleet Optimization Plan over the next two fiscal years. The below table presents a summary of charges recorded in connection with this plan for the MK Retail segment and the Company’s remaining restructuring liability (in millions):

	Severance and benefit costs	Lease-related costs	Total
Balance at March 31, 2018	$0.2	$44.6	$44.8
Additions charged to expense	0.1	4.1	4.2
Balance sheet reclassifications (1)	—	0.4	0.4
Payments	—	(10.6)	(10.6)
Balance at June 30, 2018	$0.3	$38.5	$38.8

(1)	Primarily consists of reclassification of deferred rent for locations subject to closure to a restructuring liability.
Other Charges
During the three months ended June 30, 2018, the Company recorded integration costs $7.1 million in connection with the Jimmy Choo acquisition.

10. Debt Obligations
The following table presents the Company’s debt obligations (in millions):

	June 30, 2018	March 31, 2018
Term Loan	$109.0	$229.8
4.000% Senior Notes due 2024	450.0	450.0
Revolving Credit Facilities	266.9	200.0
Other	0.9	0.9
Total debt	826.8	880.7
Less: Unamortized debt issuance costs	3.7	4.2
Less: Unamortized discount on long-term debt	2.0	2.1
Total carrying value of debt	821.1	874.4
Less: Short-term debt	266.9	200.0
Total long-term debt	$554.2	$674.4
Senior Unsecured Revolving Credit Facility
The 2017 Credit Facility requires the Company to maintain a leverage ratio as of the end of each fiscal quarter of no greater than 3.5 to 1. Such leverage ratio is calculated as the ratio of the sum of total indebtedness as of the date of the measurement plus six times the consolidated rent expense for the last four consecutive fiscal quarters, to Consolidated EBITDAR (as defined below) for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined as consolidated net income plus income tax expense, net interest expense, depreciation and amortization expense, consolidated rent expense and other non-cash charges, subject to certain additions and deductions. The 2017 Credit Facility also includes covenants that limit additional indebtedness, guarantees, liens, acquisitions and other investments and cash dividends that are customary for financings of this type.  As of June 30, 2018, the Company was in compliance with all covenants related to this agreement.
As of June 30, 2018 and March 31, 2018, the Company had borrowings of $266.9 million and $200.0 million, respectively, outstanding under the 2017 Revolving Credit Facility, which were recorded within short-term debt in its consolidated balance sheets. Stand-by letters of credit of $16.3 million were outstanding as of June 30, 2018. At June 30, 2018, the amount available for future borrowings under the 2017 Revolving Credit Facility was $716.8 million.
See Note 10 to the Company’s Fiscal 2018 Annual Report on Form 10-K for additional information regarding the Company’s credit facilities and debt obligations.
11. Commitments and Contingencies
In the ordinary course of business, the Company is party to various legal proceedings and claims. Although the outcome of such items cannot be determined with certainty, the Company’s management does not believe that the outcome of all pending legal proceedings in the aggregate will have a material adverse effect on its cash flow, results of operations or financial position.
Please refer to the Contractual Obligations and Commercial Commitments disclosure within the Liquidity section of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018 for a detailed disclosure of other commitments and contractual obligations as of March 31, 2018.

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

At June 30, 2018 and March 31, 2018, the fair values of the Company’s foreign currency forward contracts and net investment hedges were determined using broker quotations, which were calculations derived from observable market information: the applicable currency rates at the balance sheet date and those forward rates particular to the contract at inception. The Company makes no adjustments to these broker obtained quotes or prices, but assesses the credit risk of the counterparty and would adjust the provided valuations for counterparty credit risk when appropriate. The fair values of the forward contracts are included in prepaid expenses and other current assets, and in accrued expenses and other current liabilities in the consolidated balance sheets, depending on whether they represent assets or liabilities to the Company. The fair values of net investment hedges are included in other assets, as detailed in Note 13.
All contracts are measured and recorded at fair value on a recurring basis and are categorized in Level 2 of the fair value hierarchy, as shown in the following table (in millions):

	Fair value at June 30, 2018 using:			Fair value at March 31, 2018 using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets:
Forward foreign currency exchange contracts	$—	$3.8	$—	$—	$—	$—
Net investment hedges	—	4.8	—	—	—	—
Total derivative assets	$—	$8.6	$—	$—	$—	$—

Derivative liabilities:
Forward foreign currency exchange contracts	$—	$0.1	$—	$—	$7.7	$—

The Company’s long-term debt obligations are recorded in its consolidated balance sheets at carrying values, which may differ from the related fair values. The fair value of the Company’s long-term debt is estimated using external pricing data, including any available quoted market prices and based on other debt instruments with similar characteristics. Borrowings under revolving credit agreements, if outstanding, are recorded at carrying value, which approximates fair value due to the short-term nature of such borrowings. See Note 10 for detailed information relating to carrying values of the Company’s outstanding debt. The following table summarizes the carrying values and estimated fair values of the Company’s short- and long-term debt, based on Level 2 measurements (in millions):

	June 30, 2018		March 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
4.000% Senior Notes	$444.7	$437.4	$444.5	$448.1
Term Loan	$108.6	$109.7	$229.0	$231.2
Revolving Credit Facilities	$266.9	$266.9	$200.0	$200.0
The Company’s cash and cash equivalents, accounts receivable and accounts payable, are recorded at carrying value, which approximates fair value.
Non-Financial Assets and Liabilities
The Company’s non-financial assets include goodwill, intangible assets and property and equipment. Such assets are reported at their carrying values and are not subject to recurring fair value measurements. The Company’s goodwill and its indefinite-lived intangible asset (Jimmy Choo brand) are assessed for impairment at least annually during the fourth quarter of each fiscal year, while its other long-lived assets, including fixed assets and definite-lived intangible assets, are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The fair values of these assets were determined based on Level 3 measurements using the Company’s best estimates of the amount and timing of future discounted cash flows, based on historical experience, market conditions, current trends and performance expectations.
During the three months ended June 30, 2018, the Company recorded impairment charges of $4.3 million within the MK Retail segment. The following table details the carrying values and fair values of the Company’s long-lived assets that have been impaired (in millions):

	Carrying Value Prior to Impairment	Fair Value	Impairment Charge
Fixed Assets	$5.4	$1.7	$3.7
Lease Rights	1.4	0.8	0.6
Total	$6.8	$2.5	$4.3
The Company did not record impairment charges during the three months ended July 1, 2017.
13. Derivative Financial Instruments
During the three months ended June 30, 2018, the Company early-adopted the new hedge accounting guidance prescribed by ASU 2017-12. The cumulative impact of adoption, which related to elimination of ineffectiveness for the Company’s designated forward foreign currency exchange contracts, was recorded within retained earnings as of the beginning of Fiscal 2019. See Note 2 for additional information.
Forward Foreign Currency Exchange Contracts
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

Net Investment Hedges
During the three months ended June 30, 2018, the Company entered into fixed-to-fixed cross-currency swap agreements with notional amounts of $290.0 million and $44.0 million to hedge its net investments in Euro-denominated and Japanese Yen-denominated subsidiaries, respectively, against future volatility in the exchange rates between U.S. Dollar and these currencies. Under the terms of these contracts, which mature in November 2024, the Company will exchange the quarterly fixed rate payments made under its Senior Notes for fixed rate payments of 1.585% in Euros and 0.89% in Japanese Yen. These contracts have been designated as net investment hedges.
The following table details the fair value of the Company’s derivative contracts, which are recorded on a gross basis in the consolidated balance sheets as of June 30, 2018 and March 31, 2018 (in millions):

			Fair Values
	Notional Amounts		Assets			Liabilities
	June 30, 2018	March 31, 2018	June 30, 2018		March 31, 2018	June 30, 2018		March 31, 2018
Designated forward currency exchange contracts	$132.1	$161.7	$3.5	(1)	$—	$0.1	(2)	$7.7	(2)
Designated net investment hedge	334.0	—	4.8	(3)	—	—		—
Total designated hedges	$466.1	$161.7	$8.3		$—	$0.1		$7.7
Undesignated forward currency exchange contracts	21.3	—	0.3	(1)	—	—		—
Total	$487.4	$161.7	$8.6		$—	$0.1		$7.7
____________________________________

(1)	Recorded within prepaid expenses and other current assets in the Company’s consolidated balance sheets.

(2)	Recorded within accrued expenses and other current liabilities in the Company’s consolidated balance sheets.

(3)	Recorded within other assets in the Company’s consolidated balance sheets.
The Company records and presents the fair values of all of its derivative assets and liabilities in its consolidated balance sheets on a gross basis, as shown in the above table. However, if the Company were to offset and record the asset and liability balances for its derivative instruments on a net basis in accordance with the terms of its master netting arrangements, which provide for the right to setoff amounts for similar transactions denominated in the same currencies, the resulting impact as of June 30, 2018 and March 31, 2018 would be as follows (in millions):

	Forward Currency Exchange Contracts		Net Investment Hedges
	June 30, 2018	March 31, 2018	June 30, 2018	March 31, 2018
Assets subject to master netting arrangements	$3.8	$—	$4.8	$—
Liabilities subject to master netting arrangements	$0.1	$7.7	$—	$—
Derivative assets, net	$3.7	$—	$4.8	$—
Derivative liabilities, net	$—	$7.7	$—	$—
The Company’s master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties.
Changes in the fair value of the Company’s forward foreign currency exchange contracts that are designated as accounting hedges are recorded in equity as a component of accumulated other comprehensive income (loss), and are reclassified from accumulated other comprehensive income (loss) into earnings when the items underlying the hedged transactions are recognized into earnings, as a component of cost of sales within the Company’s consolidated statements of operations and comprehensive income (loss). The net gain or loss on net investment hedges are reported within foreign currency translation gains and losses (“CTA”) as a component of accumulated other comprehensive income (loss) on the Company’s consolidated balance sheets. Upon discontinuation of the hedge, such amounts remain in CTA until the related investment is sold or liquidated.

The following table summarizes the pre-tax impact of the gains and losses on the Company’s designated forward foreign currency exchange contracts and net investment hedges (in millions):

	Three Months Ended
	June 30, 2018	July 1, 2017
	Pre-Tax Gains Recognized in OCI	Pre-Tax Losses Recognized in OCI
Designated forward foreign currency exchange contracts	$8.7	$(9.3)
Designated net investment hedges	$4.8	$—

The following table summarizes the impact of the gains and losses within the consolidated statements of operations and comprehensive income related to the designated forward foreign currency exchange contracts for the three months ended June 30, 2018 and July 1, 2017 (in millions):

	Pre-Tax (Gain) Loss Reclassified from Accumulated OCI		Location of (Gain) Loss recognized	Total Cost of Sales
	June 30, 2018	July 1, 2017		June 30, 2018	July 1, 2017
Designated forward currency exchange contracts	$4.9	$(1.9)	Cost of Sales	$451.7	$377.7
The Company expects that substantially all of the amounts currently recorded in accumulated other comprehensive income (loss) for its forward currency exchange contracts will be reclassified into earnings during the next twelve months, based upon the timing of inventory purchases and turnover.
During the three months ended June 30, 2018 and July 1, 2017, the Company recognized a net gain of $1.1 million and a net loss of $1.4 million, respectively, related to changes in the fair value of undesignated forward currency exchange contracts within foreign currency loss (gain) in the Company’s consolidated statement of operations and comprehensive income.
When a cross-currency swap is used as a hedging instrument in a net investment hedge assessed under the spot method, the cross-currency basis spread is excluded from the assessment of hedge effectiveness and is recognized as a reduction in interest expense in the Company’s consolidated statements of operations and comprehensive income. Accordingly, the Company recorded a $1.4 million reduction in interest expense during the three months ended June 30, 2018.
14. Shareholders’ Equity
Share Repurchase Program
During the three months ended June 30, 2018 and July 1, 2017, the Company repurchased 1,659,941 shares and 4,543,500 shares, respectively, at a cost of $100.0 million and $157.8 million, respectively, under its $1.0 billion share-repurchase programs through open market transactions. As of June 30, 2018, the remaining availability under the Company’s share repurchase program was $542.2 million. Share repurchases may be made in open market or privately negotiated transactions, subject to market conditions, applicable legal requirements, trading transactions under the Company’s insider trading policy and other relevant factors. The program may be suspended or discontinued at any time.
The Company also has in place a “withhold to cover” repurchase program, which allows the Company to withhold ordinary shares from certain executive officers and directors to satisfy minimum tax withholding obligations relating to the vesting of their restricted share unit awards. During the three month periods ended June 30, 2018 and July 1, 2017, the Company withheld 88,325 shares and 77,155 shares, respectively, with a fair value of $5.9 million and $2.5 million, respectively, in satisfaction of minimum tax withholding obligations relating to the vesting of restricted share unit awards.

15. Accumulated Other Comprehensive Income (Loss)
The following table details changes in the components of accumulated other comprehensive income (loss) (“AOCI”), net of taxes for the three months ended June 30, 2018 and July 1, 2017, respectively (in millions):

	Foreign Currency Translation (Losses) Gains (1)	Net Gains (Losses) on Derivatives (2)	Other Comprehensive (Loss) Income Attributable to MKHL	Other Comprehensive (Loss) Income Attributable to Noncontrolling Interest	Total Accumulated Other Comprehensive (Loss) Income
Balance at April 1, 2017	$(86.1)	$5.5	$(80.6)	$(0.3)	$(80.9)
Other comprehensive income (loss) before reclassifications	22.1	(8.0)	14.1	—	14.1
Less: amounts reclassified from AOCI to earnings	—	1.7	1.7	—	1.7
Other comprehensive income (loss) net of tax	22.1	(9.7)	12.4	—	12.4
Balance at July 1, 2017	$(64.0)	$(4.2)	$(68.2)	$(0.3)	$(68.5)

Balance at March 31, 2018	$61.2	$(10.7)	$50.5	$(0.2)	$50.3
Other comprehensive (loss) income before reclassifications	(103.0)	7.8	(95.2)	—	(95.2)
Less: amounts reclassified from AOCI to earnings	—	(4.2)	(4.2)	—	(4.2)
Other comprehensive (loss) income net of tax	(103.0)	12.0	(91.0)	—	(91.0)
Balance at June 30, 2018	$(41.8)	$1.3	$(40.5)	$(0.2)	$(40.7)
_________________________

(1)
Foreign currency translation gains and losses for the three months ended June 30, 2018 and July 1, 2017 include net gains of $5.2 million and net losses of $1.4 million, respectively, on intra-entity transactions that are of a long-term investment nature. Foreign currency translation losses for the three months ended June 30, 2018 include an $85.7 million translation loss relating to the newly acquired Jimmy Choo business and a $4.0 million gain, net of taxes of $0.8 million relating to the Company's net investment hedges.

(2)
Reclassified amounts relate to the Company’s forward foreign currency exchange contracts for inventory purchases and are recorded within cost of goods sold in the Company’s consolidated statements of operations and comprehensive income. Accumulated other comprehensive income related to net gains (losses) on derivative financial instruments is net of a tax benefit of $1.4 million as of March 31, 2018. Other comprehensive income (loss) before reclassifications related to derivative financial instruments for the three months ended June 30, 2018 and July 1, 2017 is net of a tax provision of $0.9 million and tax benefit of $1.3 million, respectively. All other tax effects were not material for the periods presented.

16. Share-Based Compensation
The Company issues equity grants to certain employees and directors of the Company at the discretion of the Company’s Compensation and Talent Committee. The Company has two equity plans, one adopted in Fiscal 2008, the Michael Kors (USA), Inc. Stock Option Plan (as amended and restated, the “2008 Plan”), and the other adopted in the third fiscal quarter of Fiscal 2012 and amended and restated with shareholder approval in May 2015, the Michael Kors Holdings Limited Amended and Restated Omnibus Incentive Plan (the “Incentive Plan”). The 2008 Plan only provided for grants of share options and was authorized to issue up to 23,980,823 ordinary shares. As of June 30, 2018, there were no shares available to grant equity awards under the 2008 Plan. The Incentive Plan allows for grants of share options, restricted shares and restricted share units, and other equity awards, and authorizes a total issuance of up to 15,246,000 ordinary shares. At June 30, 2018, there were 6,200,855 ordinary shares available for future grants of equity awards under the Incentive Plan. Option grants issued from the 2008 Plan generally expire ten years from the date of the grant, and those issued under the Incentive Plan generally expire seven years from the date of the grant.

The following table summarizes the Company’s share-based compensation activity during the three months ended June 30, 2018:

	Options	Restricted Shares	Service-Based RSUs	Performance-Based RSUs
Outstanding/Unvested at March 31, 2018	3,796,620	64,148	2,127,517	657,532
Granted	224,582	—	757,231	166,617
Exercised/Vested	(619,465)	(52,786)	(493,541)	(105,900)
Decrease due to performance condition	—	—	—	(101,744)
Canceled/forfeited	(4,600)	(344)	(45,437)	(3,397)
Outstanding/Unvested at June 30, 2018	3,397,137	11,018	2,345,770	613,108
The weighted average grant date fair value for options granted during the three months ended June 30, 2018 and July 1, 2017 was $24.49 and $11.62, respectively. The weighted average grant date fair value of service-based and performance-based RSUs granted during the three months ended June 30, 2018 was $67.47 and $67.52, respectively and $34.84 and $34.68, respectively, during the three months ended July 1, 2017.
The Company uses the Black-Scholes valuation model to estimate the grant date fair value of its share option awards. The following table presents assumptions used to estimate the fair value of options granted during the three months ended June 30, 2018 and July 1, 2017:

	Three Months Ended
	June 30, 2018	July 1, 2017
Expected dividend yield	0.0%	0.0%
Volatility factor	36.9%	36.3%
Weighted average risk-free interest rate	2.8%	1.8%
Expected life of option	4.85 years	4.69 years
Share-Based Compensation Expense
The following table summarizes compensation expense attributable to share-based compensation for the three months ended June 30, 2018 and July 1, 2017 (in millions):

	Three Months Ended
	June 30, 2018	July 1, 2017
Share-based compensation expense	$12.8	$10.8
Tax benefit related to share-based compensation expense	$2.2	$3.6
Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate to date. The estimated value of future forfeitures for equity grants as of June 30, 2018 is approximately $15.4 million.
See Note 16 in the Company’s Fiscal 2018 Annual Report on Form 10-K for additional information relating to the Company’s share-based compensation awards.

17. Income Taxes
The Company’s effective tax rate for the three months ended June 30, 2018 is 9.4%. Such rate differs from the United Kingdom (“U.K.”) federal statutory rate of 19% primarily due to the favorable effects of global financing arrangements and tax benefits of share-based compensation. The global financing activities are related to the Company’s 2014 move of its principal executive office from Hong Kong to the U.K. and decision to become a U.K. tax resident. In connection with this decision, the Company funded its international growth strategy through intercompany debt financing arrangements between our U.S., U.K. and Switzerland subsidiaries in December 2015. Due to the difference in the statutory income tax rates between these jurisdictions, the Company realized a lower effective tax rate. The Company’s effective tax rate for the three months ended July 1, 2017 was 16.4%.
As of June 30, 2018 and March 31, 2018, the Company has liabilities related to its uncertain tax positions, including accrued interest, of approximately $123.2 million and $107.4 million, respectively, which are included in other long-term liabilities in the Company’s consolidated balance sheets. The total amount of unrecognized tax benefits relating to the Company’s tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing tax audits and assessments and the expiration of applicable statutes of limitations. The Company anticipates that the balance of gross unrecognized tax benefits, excluding interest and penalties, will be reduced by approximately $34.4 million during the next twelve months, primarily due to an anticipated tax ruling regarding the deductibility of certain capital losses and anticipated audit closures. The outcomes and timing of such events are highly uncertain and changes in the occurrence, expected outcomes and timing of such events could cause the Company’s current estimate to change materially in the future.
U.S. Tax Reform
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. corporate income tax system including, among other things, lowering U.S. statutory federal tax rate and implementing a territorial tax system. The U.S. statutory federal tax rate has been decreased to 21% for Fiscal 2019 and thereafter. The Tax Act also added many new provisions, including changes to bonus depreciation, limits on the deductions for executive compensation and interest expense, a tax on global intangible low-taxed income, the base erosion anti-abuse tax and a deduction for foreign derived intangible income.
In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) 118 to provide guidance for companies that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The final transition impacts of the Tax Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, or any changes in accounting standards for income taxes or related interpretations in response to the Tax Act. The Company’s estimates were provisional and subject to adjustment in Fiscal 2019 under the measurement period allowed by the SEC. The Company expects to finalize its accounting related to the impacts of the Tax Act on deferred taxes, valuation allowances, state tax considerations, and any remaining basis differences in its foreign subsidiaries when its income tax returns are finalized during the third quarter of Fiscal 2019. As the Company completes its analysis of the Tax Act, collects and prepares necessary data and interprets any additional guidance issued by the United States Department of the Treasury, the Internal Revenue Service and other standard-setting bodies, it may make adjustments during Fiscal 2019 to the provisional amounts recorded in Fiscal 2018.
18. Segment Information
The Company operates its business through four operating segments—MK Retail, MK Wholesale, MK Licensing and Jimmy Choo—which are based on its business activities and organization. The reportable segments are segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources, as well as in assessing performance. The primary key performance indicators are revenue and operating income for each segment. The Company’s reportable segments represent channels of distribution that offer similar merchandise, customer experience and sales/marketing strategies.
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

•
MK Wholesale — segment includes sales primarily to major department stores and specialty shops throughout the Americas, Europe and Asia. Products sold through the MK Wholesale segment include accessories (which include handbags and small leather goods such as wallets), footwear and women’s and men’s apparel. The Company also has wholesale arrangements pursuant to which it sells products to Michael Kors geographic licensees in certain parts of EMEA and Asia, as well as in Brazil.

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

All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. Corporate overhead expenses are allocated to the segments based upon revenue or other allocation methods.
The following table presents the key performance information of the Company’s reportable segments (in millions):

	Three Months Ended
	June 30, 2018	July 1, 2017
Total revenue:
MK Retail	$639.5	$619.9
MK Wholesale	362.8	303.6
MK Licensing	27.5	28.9
Michael Kors	1,029.8	952.4
Jimmy Choo	172.7	—
Total revenue	$1,202.5	$952.4

Income from operations:
MK Retail	$92.5	$92.2
MK Wholesale	97.5	43.5
MK Licensing	9.1	13.7
Michael Kors	199.1	149.4
Jimmy Choo	16.1	—
Income from operations	$215.2	$149.4
Depreciation and amortization expense for each segment are as follows (in millions):

	Three Months Ended
	June 30, 2018	July 1, 2017
Depreciation and amortization:
MK Retail	$33.3	$32.0
MK Wholesale	13.8	15.0
MK Licensing	0.6	0.6
Michael Kors	47.7	47.6
Jimmy Choo	8.2	—
Total depreciation and amortization	$55.9	$47.6

During the three months ended June 30, 2018, the Company recorded impairment charges relating to Michael Kors full-price retail operations of $4.3 million, and restructuring and other charges of $11.3 million. See Note 9 and 12 for additional information.
Total revenue (based on country of origin), and long-lived assets by geographic location are as follows (in millions):

	Three Months Ended
	June 30, 2018	July 1, 2017
Total revenue:
The Americas (U.S., Canada and Latin America) (1)	$718.2	$634.1
EMEA	301.8	201.2
Asia	182.5	117.1
Total revenue	$1,202.5	$952.4

	As of
	June 30, 2018	March 31, 2018
Long-lived assets, excluding goodwill:
The Americas (U.S., Canada and Latin America)(1)	$319.5	$327.3
EMEA	984.8	1,050.3
Asia	434.5	441.3
Total long-lived assets, excluding goodwill	$1,738.8	$1,818.9

(1)
Total revenue earned in the U.S. were $668.3 million for the three months ended June 30, 2018 and $587.1 million for the three months ended July 1, 2017. Long-lived assets located in the U.S. as of June 30, 2018 and March 31, 2018 were $295.2 million and $303.3 million, respectively.

The following table presents the Company’s goodwill by reportable segment (in millions):

	As of
	June 30, 2018	March 31, 2018
MK Retail	$91.9	$91.9
MK Wholesale	25.9	25.9
MK Licensing	1.9	1.9
Jimmy Choo	686.5	728.0
Total goodwill	$806.2	$847.7

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis (“MD&A”) of our Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto included as part of this interim report. This discussion contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may,” “expect,” “anticipate,” “estimate,” “seek,” “intend,” “believe” or similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning our ability to execute on our future growth strategies, our ability to achieve intended benefits from acquisitions, future revenue sources and concentration, gross profit margins, selling and marketing expenses, capital expenditures, general and administrative expenses, capital resources, new stores, retail fleet optimization plan and anticipated cost savings, additional financings or borrowings and additional losses and are subject to risks and uncertainties including, but not limited to, those discussed in this report that could cause actual results to differ materially from the results contemplated by these forward-looking statements. We also urge you to carefully review the risk factors set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2018, filed with the Securities and Exchange Commission on May 30, 2018.
Overview
Our Business
We are a global fashion luxury group of industry-leading fashion luxury brands led by a world-class management team and renowned designers. The Michael Kors brand was launched over 35 years ago by Michael Kors, whose vision has taken the Company from its beginnings as an American luxury sportswear house to a global accessories, footwear and apparel company with a global distribution network that has presence in over 100 countries through Company-operated retail stores and e-commerce sites, leading department stores, specialty stores and select licensing partners. On November 1, 2017, we completed the acquisition of Jimmy Choo Group Limited and its subsidiaries (collectively, “Jimmy Choo”). The combination of Michael Kors and Jimmy Choo brought together two iconic brands that are industry leaders in style and trend and created a global fashion luxury group with a diversified geographic and product portfolio, strengthening the Company’s future revenue growth opportunities.
Michael Kors is a highly recognized luxury fashion brand in the Americas and Europe with accelerating brand awareness in other international markets. The Michael Kors (“MK”) brand features distinctive designs, materials and craftsmanship with a jet-set aesthetic that combines stylish elegance and a sporty attitude. Michael Kors offers three primary collections: the Michael Kors Collection luxury line, the MICHAEL Michael Kors accessible luxury line and the Michael Kors Mens line. The Michael Kors Collection establishes the aesthetic authority of the entire brand and is carried by many of our retail stores, our e-commerce sites, as well as in the finest luxury department stores in the world. MICHAEL Michael Kors has a strong focus on accessories, in addition to offering footwear and apparel, and addresses the significant demand opportunity in accessible luxury goods.We have also been growing our men’s business in recognition of the significant opportunity afforded by the Michael Kors brand’s established fashion authority and the expanding men’s market. Taken together, our Michael Kors collections target a broad customer base while retaining our premium luxury image.
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
We operate in four reportable segments, which are as follows:

•
MK Retail — includes sales of Michael Kors products from 395 retail stores in the Americas (including concessions) and 452 international retail stores (including concessions) throughout Europe and certain parts of Asia as of June 30, 2018, as well as from Michael Kors e-commerce sites.

•
MK Wholesale — includes wholesale sales of Michael Kors products through 1,305 department store doors and 859 specialty store doors in the Americas and through 1,088 specialty store doors and 218 department store doors internationally as of June 30, 2018. MK Wholesale also includes revenues from sales of Michael Kors products to geographic licensees.

•
MK Licensing — includes royalties and other contributions earned on licensed products and use of the Company’s trademarks, and rights granted to third parties for the right to operate retail stores and/or sell the Company’s products in certain geographic regions.

•
Jimmy Choo — includes worldwide sales of Jimmy Choo products from 191 retail stores (including concessions) and Jimmy Choo e-commerce sites, through 623 wholesale doors, as well as through product and geographic licensing arrangements, as of June 30, 2018.

Seasonality
We experience certain effects of seasonality with respect to our business. Our MK Retail segment generally experiences greater sales during its third fiscal quarter as a result of holiday season sales. Our MK Wholesale segment generally experiences the lowest sales in its first fiscal quarter. Our Jimmy Choo segment generally experiences greater sales during its first and third fiscal quarters, primarily driven by the product launch calendar and holiday season sales. In the aggregate, our first fiscal quarter typically experiences less sales volume relative to the other three quarters and our third fiscal quarter generally has higher sales volume relative to the other three quarters.
Certain Factors Affecting Financial Condition and Results of Operations
Establishing brand identity and enhancing global presence. We intend to grow our international presence through our global fashion luxury group, bringing together industry-leading fashion luxury brands. As mentioned above, on November 1, 2017, we acquired Jimmy Choo for a total transaction value of $1.447 billion. Jimmy Choo has a rich history as a leading global luxury house, renowned for its glamorous and fashion-forward footwear, and is an excellent complement to the Michael Kors brand. We believe this combination strengthened our future growth opportunities, while also increasing both product and geographic diversification. However, there are risks associated with a new acquisition and the anticipated benefits of the acquisition on our financial results may not be in line with our expectations.
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
See Note 4 to the accompanying consolidated financial statements for additional information regarding our recent acquisitions.
Channel Shift and Demand for Our Accessories and Related Merchandise. Our performance is affected by trends in the luxury goods industry, as well as shifts in demographics and changes in lifestyle preferences. Although the overall consumer spending for personal luxury products has recently increased, consumer shopping preferences have continued to shift from physical stores to on-line shopping. We currently expect that this trend will continue in the foreseeable future. We continue to adjust our operating strategy to the changing business environment. We are continuing to make progress toward our previously announced plan to close between 100 and 125 of our Michael Kors full-price retail stores in order to improve the profitability of our Michael Kors retail store fleet (“Retail Fleet Optimization Plan”), with 59 stores closed to date as of June 30, 2018. We continue to expect to incur a total of approximately $100 - $125 million of one-time costs associated with these store closures. During the three months ended June 30, 2018, we closed 12 of our Michael Kors full-price retail stores under the Retail Fleet Optimization Plan and recorded restructuring charges of $4.2 million within restructuring and other charges in our consolidated statements of operations and comprehensive income. We currently anticipate finalizing the remainder of the planned store closures under the Retail Fleet Optimization Plan over the next two fiscal years. Collectively, we continue to anticipate ongoing annual savings of approximately $60 million as a result of the store closures and lower depreciation and amortization associated with the impairment charges recorded once these initiatives are completed.

Foreign currency fluctuation. Our consolidated operations are impacted by the relationships between our reporting currency, the U.S. dollar, and those of our non-U.S. subsidiaries whose functional/local currency is other than the U.S. dollar. During the three months ended June 30, 2018, results have been positively impacted by the strengthening of the Euro, the Chinese Renminbi, the British Pound and the Canadian Dollar relative to the U.S. Dollar of 9%, 8%, 7% and 4%, respectively, as compared to the three months ended July 1, 2017. We continue to expect volatility in the global foreign currency exchange rates, which may have a negative impact on the reported results of certain of our non-U.S. subsidiaries in the future, when translated to U.S. Dollars.
Disruptions in shipping and distribution. Our operations are subject to the impact of shipping disruptions as a result of changes or damage to our distribution infrastructure, as well as due to external factors. Any future disruptions in our shipping and distribution network could have a negative impact on our results of operations.
Costs of Manufacturing. Our industry is subject to volatility in costs related to certain raw materials used in the manufacturing of our products. This volatility applies primarily to costs driven by commodity prices, which can increase or decrease dramatically over a short period of time. In addition, our costs may be impacted by tariffs imposed on our products and increased duties due to changes in trade terms. These factors may have a material impact on our revenues, results of operations and cash flows to the extent they occur. We use commercially reasonable efforts to mitigate these effects by sourcing our products as efficiently as possible. In addition, manufacturing labor costs are also subject to degrees of volatility based on local and global economic conditions. We use commercially reasonable efforts to source from localities that suit our manufacturing standards and result in more favorable labor driven costs to our products.
U.S. Tax Reform. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. corporate income tax system including, among other things, lowering U.S. statutory federal tax rate and implementing a territorial tax system. The U.S. statutory federal tax rate has been decreased to 21% for Fiscal 2019 and thereafter. The Tax Act also added many new provisions, including changes to bonus depreciation, limits on the deductions for executive compensation and interest expense, a tax on global intangible low-taxed income, the base erosion anti-abuse tax and a deduction for foreign derived intangible income.
In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) 118 to provide guidance for companies that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The final transition impacts of the Tax Act may differ from the recorded amounts, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, or any changes in accounting standards for income taxes or related interpretations in response to the Tax Act. Our estimates were provisional and subject to adjustment in Fiscal 2019 under the measurement period allowed by the SEC. The Company expects to finalize its accounting related to the impacts of the Tax Act on deferred taxes, valuation allowances, state tax considerations, and any remaining basis differences in our foreign subsidiaries when our income tax returns are finalized during the third quarter of Fiscal 2019. As we complete our analysis of the Tax Act, collect and prepare necessary data and interpret any additional guidance issued by the United States Department of the Treasury, the Internal Revenue Service and other standard-setting bodies, we may make adjustments during Fiscal 2019 to the provisional amounts recorded in Fiscal 2018.
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Critical accounting policies are those that are the most important to the portrayal of our results of operations and financial condition and that require our most difficult, subjective and complex judgments to make estimates about the effect of matters that are inherently uncertain. In applying such policies, we must use certain assumptions that are based on our informed judgments, assessments of probability and best estimates. Estimates, by their nature, are subjective and are based on analysis of available information, including current and historical factors and the experience and judgment of management. We evaluate our assumptions and estimates on an ongoing basis. During the first quarter of Fiscal 2019, we adopted the new accounting guidance related to revenue recognition, as described in Note 2 and Note 3 to the accompanying consolidated financial statements. Under this guidance, the timing of revenue recognition for royalty and advertising revenue under certain of our licensing agreements may shift among fiscal quarters. In addition, we eliminated a one-month reporting lag for one of our licensees, and began to recognize revenue for the unredeemed portion of our gift cards that are not required to be remitted as unclaimed property proportionally over the estimated customer redemption period. Our critical accounting policies are disclosed in full in the MD&A section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018. There have been no significant changes in our critical accounting policies since March 31, 2018, other than described above.

Segment Information
We generate revenue through four business segments: MK Retail, MK Wholesale, MK Licensing and Jimmy Choo. The following table presents our total revenue and income from operations by segment for the three months ended June 30, 2018 and July 1, 2017 (in millions):

	Three Months Ended
	June 30, 2018	July 1, 2017
Total revenue:
MK Retail	$639.5	$619.9
MK Wholesale	362.8	303.6
MK Licensing	27.5	28.9
Michael Kors	1,029.8	952.4
Jimmy Choo	172.7	—
Total revenue	$1,202.5	$952.4

Income from operations:
MK Retail	$92.5	$92.2
MK Wholesale	97.5	43.5
MK Licensing	9.1	13.7
Michael Kors	199.1	149.4
Jimmy Choo	16.1	—
Income from operations	$215.2	$149.4
MK Retail
We have four primary Michael Kors retail store formats: “Collection” stores, “Lifestyle” stores, outlet stores and e-commerce, through which we sell our products, as well as licensed products bearing our name, directly to the end consumer throughout the Americas (United States (“U.S.”), Canada and Latin America, excluding Brazil), Europe and certain parts of Asia. In addition to these four retail formats, we operate concessions in a select number of department stores. Michael Kors “Collection” stores are located in highly prestigious shopping areas, while Michael Kors “Lifestyle” stores are located in well-populated commercial shopping locations and leading regional shopping centers. Michael Kors outlet stores, which are generally in outlet centers, extend our reach to additional consumer groups. Michael Kors e-commerce business includes e-commerce sites in the U.S., Canada, certain parts of Europe, China and Japan.

The following table presents the change in our global network of Michael Kors retail stores and revenue for the MK Retail segment by geographic location for the three months ended June 30, 2018 and July 1, 2017 (dollars in millions):

	Three Months Ended
	June 30, 2018	July 1, 2017
Full price retail stores including concessions:
Number of stores	593	620
(Decrease) increase during period	(3)	6
Percentage (decrease) increase vs. prior year	(4.4)%	7.8%
Total gross square footage	1,341,556	1,425,232
Average square footage per store	2,262	2,299

Outlet stores:
Number of stores	254	218
Increase during period	21	5
Percentage increase vs. prior year	16.5%	11.2%
Total gross square footage	1,075,597	869,956
Average square footage per store	4,235	3,991

MK Retail revenue - the Americas	$402.2	$392.1
MK Retail revenue - Europe	$119.5	$122.1
MK Retail revenue - Asia	$117.8	$105.7
The following table presents our Michael Kors retail stores by geographic location:

	As of
	June 30, 2018	July 1, 2017
Store count by region:
The Americas	395	399
Europe	192	203
Asia	260	236
Total	847	838
MK Wholesale
Michael Kors products are sold directly to department stores, primarily located across the Americas and Europe to accommodate consumers who prefer to shop at major department stores. In addition, we sell to specialty stores for those consumers who enjoy the boutique experience afforded by such stores, as well as to travel retail shops in the Americas, Europe and Asia. We also have wholesale arrangements pursuant to which we sell Michael Kors products to our geographic licensees in certain parts of EMEA (Europe, Middle East and Africa) and Asia, as well as in Brazil. We continue to focus our sales efforts and drive sales in existing locations by enhancing presentation with our specialized fixtures that effectively communicate our brand and create a more personalized shopping experience for consumers. We tailor our assortments through wholesale product planning and allocation processes to better match the demands of our department store customers in each local market.

The following table presents the change in our global network of Michael Kors wholesale doors, as well as revenue for our MK Wholesale segment by geographic location during the three month periods ended June 30, 2018 and July 1, 2017 (dollars in millions):

	Three Months Ended
	June 30, 2018	July 1, 2017
Number of full-price wholesale doors	3,470	3,559
Decrease during period	(74)	(48)

MK Wholesale revenue - the Americas	$275.1	$227.2
MK Wholesale revenue - EMEA	$68.4	$65.0
MK Wholesale revenue - Asia	$19.3	$11.4
MK Licensing
We generate licensing revenue through product and geographic licensing arrangements. Our Michael Kors product license agreements allow third parties to use the Michael Kors brand name and trademarks in connection with the manufacturing and sale of a variety of products, including watches, jewelry, fragrances and beauty, and eyewear. In Michael Kors product licensing arrangements, we take an active role in the design, marketing and distribution of products under the Michael Kors brand. Our geographic licensing arrangements allow third parties to use our Michael Kors tradenames in connection with the retail and/or wholesale sales of our Michael Kors branded products in specific geographic regions, such as Brazil, the Middle East, South Africa, Eastern Europe, certain parts of Asia and Australia. During the second quarter of Fiscal 2017, Michael Kors licensed the right to operate retail stores bearing the Michael Kors trademark to a third party in Brazil.
Jimmy Choo
The Jimmy Choo business was acquired and consolidated by the Company beginning on November 1, 2017. We generate revenue through the sale of Jimmy Choo luxury goods to end clients through directly operated Jimmy Choo stores throughout North America (U.S. and Canada), EMEA and certain parts of Asia, through our e-commerce sites, as well as through wholesale sales of luxury goods to distribution partners (including geographic licensing arrangements that allow third parties to use the Jimmy Choo tradenames in connection with retail and/or wholesale sales of Jimmy Choo branded products in specific geographic regions), multi-brand department stores and specialty stores worldwide. In addition, revenue is generated through product licensing agreements, which allow third parties to use the Jimmy Choo brand name and trademarks in connection with the manufacturing and sale of fragrances, sunglasses and eyewear, as well as through geographic licensing arrangements, which allow third parties to use the Jimmy Choo tradenames in connections with the retail and/or wholesale sales of our Jimmy Choo branded products in specific geographic regions.

The following table presents our global network of Jimmy Choo retail stores and wholesale doors as of June 30, 2018:

June 30, 2018
Store count:
Full-price retail stores including concessions	160
Outlet stores	31
Total stores	191

Number of full-price wholesale doors	623

The following table presents Jimmy Choo revenue by geographic location (in millions):

Three Months Ended
June 30, 2018
Jimmy Choo revenue:
The Americas	$25.6
EMEA	101.7
Asia	45.4
Total Jimmy Choo revenue	$172.7
Key Performance Indicators and Statistics
We use a number of key indicators of operating results to evaluate our Company’s performance, including the following (dollars in millions):

	Three Months Ended
	June 30, 2018	July 1, 2017
Total revenue	$1,202.5	$952.4
Increase (decrease) in comparable store sales	0.2%	(5.9)%
Gross profit as a percent of total revenue	62.4%	60.3%
Income from operations	$215.2	$149.4
Income from operations as a percent of total revenue	17.9%	15.7%
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
Restructuring and other charges includes store closure costs recorded in connection with the Retail Fleet Optimization Plan, as well as transaction and integration costs recorded in connection with our acquisition of Jimmy Choo (see Note 4 and Note 9 to the accompanying consolidated financial statements for additional information).
Income from operations consists of gross profit minus total operating expenses.
Other (income) expense, net includes insurance settlements, proceeds received related to our anti-counterfeiting efforts and rental income from our owned distribution center in Europe. In future periods, it may include any other miscellaneous activities not directly related to our operations.
Interest expense, net represents interest and fees on our revolving credit facilities, senior notes, term loan facilities and letters of credit (see “Liquidity and Capital Resources” for further detail on our credit facilities), as well as amortization of deferred financing costs and original issue discount, offset by interest earned on highly liquid investments (investments purchased with an original maturity of three months or less, classified as cash equivalents) and interest on cross-currency swaps designated as net investment hedges (see Note 13 to the accompanying consolidated financial statements for additional information).
Foreign currency loss (gain) includes net gains or losses related to the mark-to-market (fair value) on our forward currency contracts not designated as accounting hedges and unrealized income or loss from the re-measurement of monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries.
Noncontrolling interest represents the portion of the equity ownership in the Michael Kors Latin American joint venture, MK (Panama) Holdings, S.A. and subsidiaries (“MK Panama”), as well as the portion of the equity ownership in the Jimmy Choo Middle East Joint Venture, JC Industry S.r.L (“JCI”), and JC Gulf Trading LLC (“JC Gulf”), which is not attributable to our Company.

Results of Operations
Comparison of the three months ended June 30, 2018 with the three months ended July 1, 2017
The following table details the results of our operations for the three months ended June 30, 2018 and July 1, 2017, and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Three Months Ended		$ Change	% Change	% of Total Revenue for the Three Months Ended
	June 30, 2018	July 1, 2017			June 30, 2018	July 1, 2017
Statements of Operations Data:
Total revenue	$1,202.5	$952.4	$250.1	26.3%
Cost of goods sold	451.7	377.7	74.0	19.6%	37.6%	39.7%
Gross profit	750.8	574.7	176.1	30.6%	62.4%	60.3%
Selling, general and administrative expenses	464.1	377.7	86.4	22.9%	38.6%	39.7%
Depreciation and amortization	55.9	47.6	8.3	17.4%	4.6%	5.0%
Impairment of long-lived assets	4.3	—	4.3	NM	0.4%	—%
Restructuring and other charges (1)	11.3	—	11.3	NM	0.9%	—%
Total operating expenses	535.6	425.3	110.3	25.9%	44.5%	44.7%
Income from operations	215.2	149.4	65.8	44.0%	17.9%	15.7%
Other income, net	(0.8)	(0.6)	(0.2)	(33.3)%	(0.1)%	(0.1)%
Interest expense, net	7.5	1.1	6.4	NM	0.6%	0.1%
Foreign currency loss (gain)	2.9	(1.2)	4.1	NM	0.2%	(0.1)%
Income before provision for income taxes	205.6	150.1	55.5	37.0%	17.1%	15.8%
Provision for income taxes	19.4	24.6	(5.2)	(21.1)%	1.6%	2.6%
Net income	186.2	125.5	60.7	48.4%
Less: Net loss attributable to noncontrolling interest	(0.2)	—	(0.2)	NM
Net income attributable to MKHL	$186.4	$125.5	$60.9	48.5%
___________________
NM Not meaningful

(1)
Includes store closure costs recorded in connection with the Retail Fleet Optimization Plan and integration costs recorded in connection with our acquisitions of Jimmy Choo (see Note 4 and Note 9 to the accompanying consolidated financial statements).

Total Revenue
Total revenue increased $250.1 million, or 26.3%, to $1.203 billion for the three months ended June 30, 2018, compared to $952.4 million for the three months ended July 1, 2017, which included net favorable foreign currency effects of approximately $20.1 million, primarily related to the strengthening of the Euro, the Chinese Renminbi, the Canadian Dollar and the British Pound against the U.S. Dollar during the three months ended June 30, 2018 as compared to the same prior year period. Total revenue for the three months ended June 30, 2018 includes approximately $172.7 million of incremental revenue attributable to Jimmy Choo, which was acquired and consolidated into the Company’s results of operations effective November 1, 2017. In addition, the increase in revenue was also due to higher revenues from our MK Wholesale and MK Retail segments.

The following table details revenues for our four business segments (dollars in millions):

	Three Months Ended			% Change		% of Total Revenue for the Three Months Ended
	June 30, 2018	July 1, 2017	$ Change	As Reported	Constant Currency	June 30, 2018	July 1, 2017
Total revenue:
MK Retail	$639.5	$619.9	$19.6	3.2%	0.7%	53.2%	65.1%
MK Wholesale	362.8	303.6	59.2	19.5%	17.8%	30.1%	31.9%
MK Licensing	27.5	28.9	(1.4)	(4.8)%	(4.8)%	2.3%	3.0%
Michael Kors	1,029.8	952.4	77.4	8.1%	6.0%
Jimmy Choo	172.7	—	172.7	NM	NM	14.4%	—%
Total revenue	$1,202.5	$952.4	$250.1	26.3%	24.1%
MK Retail
Revenue from our Michael Kors retail stores increased $19.6 million, or 3.2%, to $639.5 million for the three months ended June 30, 2018, compared to $619.9 million for the three months ended July 1, 2017, which included net favorable foreign currency effects of $15.0 million. We operated 847 Michael Kors retail stores, including concessions, as of June 30, 2018, compared to 838 Michael Kors retail stores, including concessions, as of July 1, 2017.
During the three months ended June 30, 2018, our comparable store sales increased $0.9 million, or 0.2%, primarily attributable to higher sales from women's footwear, offset by lower sales from our watches and jewelry product categories. Our comparable store sales benefited approximately 250 basis points from the inclusion of e-commerce sales in comparable store sales. Our comparable store sales included net favorable foreign currency effects of approximately $12.5 million. On a constant currency basis, our comparable store sales decreased $11.6 million, or 2.1%.
Our non-comparable store sales increased $18.7 million during the three months ended June 30, 2018. The increase in non-comparable store sales was primarily attributable to operating an additional 9 stores since July 1, 2017, as well as due to newly renovated and expanded stores.
MK Wholesale
Revenue from our Michael Kors wholesale customers increased $59.2 million, or 19.5%, to $362.8 million for the three months ended June 30, 2018, compared to $303.6 million for the three months ended July 1, 2017. The increase in our wholesale revenue was primarily attributable to higher women’s accessories sales during the three months ended June 30, 2018, compared to the three months ended July 1, 2017.
MK Licensing
Royalties earned on our Michael Kors licensing agreements decreased $1.4 million, or 4.8%, to $27.5 million for the three months ended June 30, 2018, compared to $28.9 million for the three months ended July 1, 2017. This decrease was primarily attributable to lower licensing revenues related to the sales of fashion watches, fashion jewelry and eyewear, largely offset by higher licensing revenues related to sales of Michael Kors ACCESS smartwatches and outerwear.
Jimmy Choo
The Jimmy Choo business acquired on November 1, 2017 contributed approximately $172.7 million to our total revenue for the three months ended June 30, 2018.

Gross Profit
Gross profit increased $176.1 million, or 30.6%, to $750.8 million for the three months ended June 30, 2018, compared to $574.7 million for the three months ended July 1, 2017, which included net favorable foreign currency effects of $12.9 million. Gross profit as a percentage of total revenue increased 210 basis points to 62.4% during the three months ended June 30, 2018, compared to 60.3% during the three months ended July 1, 2017. Our gross margin benefited 40 basis points from the inclusion of Jimmy Choo during the three months ended June 30, 2018. The increase in our gross profit margin was primarily attributable to a 530 basis point increase in gross profit margin from our MK Wholesale segment, primarily driven by lower promotional activity, favorable product mix and lower costs of goods during the three months ended June 30, 2018, as compared to the three months ended July 1, 2017. The increase in our gross profit margin was also attributable to an increase in gross profit margin from our MK Retail Segment of 110 basis points, primarily driven by lower cost of goods.
Total Operating Expenses
Total operating expenses increased $110.3 million, or 25.9%, to $535.6 million during the three months ended June 30, 2018, compared to $425.3 million for the three months ended July 1, 2017, which included incremental operating expenses of $96.1 million associated with the recently acquired Jimmy Choo business. Our operating expenses included a net unfavorable foreign currency impact of approximately $12.1 million. Total operating expenses decreased to 44.5% as a percentage of total revenue for the three months ended June 30, 2018, compared to 44.7% for the three months ended July 1, 2017. The components that comprise total operating expenses are explained below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $86.4 million, or 22.9%, to $464.1 million during the three months ended June 30, 2018, compared to $377.7 million for the three months ended July 1, 2017. The increase in selling, general and administrative expenses was primarily due to the following:

•	incremental costs of $81.7 million associated with the recently acquired Jimmy Choo business, which has been consolidated in our operations beginning on November 1, 2017 and

•	an increase of $9.3 million in Michael Kors retail store costs, primarily comprised of increased occupancy costs of $5.2 million and increased advertising costs of $3.7 million.
Selling, general and administrative expenses as a percentage of total revenue decreased to 38.6% for the three months ended June 30, 2018, compared to 39.7% for the three months ended July 1, 2017, primarily due to lower corporate costs, retail-store related expenses and distribution costs as a percentage of total revenue, largely offset by the inclusion of expenses associated with the Jimmy Choo business during the three months ended June 30, 2018, as compared to the three months ended July 1, 2017.
Depreciation and Amortization
Depreciation and amortization increased $8.3 million, or 17.4%, to $55.9 million during the three months ended June 30, 2018, compared to $47.6 million for the three months ended July 1, 2017. The increase in depreciation and amortization expense was primarily attributable to incremental depreciation and amortization expense of $8.2 million attributable to our Jimmy Choo business, including amortization of purchase accounting adjustments. Depreciation and amortization decreased to 4.6% as a percentage of total revenue during the three months ended June 30, 2018, compared to 5.0% for the three months ended July 1, 2017.
Impairment of Long-Lived Assets
During the three months ended June 30, 2018, we recognized long-lived asset impairment charges of $4.3 million, which were related to underperforming Michael Kors full-price retail store locations, some of which will be closed as part of our previously announced Retail Fleet Optimization Plan (see Note 9 and Note 12 to the accompanying consolidated financial statements for additional information).
Restructuring and Other Charges
During the three months ended June 30, 2018, we recognized restructuring and other charges of $11.3 million, which were comprised of $7.1 million of integration costs recorded in connection with the Jimmy Choo acquisition and restructuring charges of $4.2 million recorded in connection with the Retail Fleet Optimization Plan (see Note 9 to the accompanying consolidated financial statements for additional information).

Income from Operations
As a result of the foregoing, income from operations increased $65.8 million, or 44.0%, to $215.2 million during the three months ended June 30, 2018, compared to $149.4 million for the three months ended July 1, 2017. Income from operations as a percentage of total revenue increased to 17.9% during the three months ended June 30, 2018, compared to 15.7% for the three months ended July 1, 2017.
The following table details income from operations for our four business segments (dollars in millions):

	Three Months Ended				% of Total Revenue for the Three Months Ended
	June 30, 2018	July 1, 2017	$ Change	% Change	June 30, 2018	July 1, 2017
Income from operations:
MK Retail	$92.5	$92.2	$0.3	0.3%	14.5%	14.9%
MK Wholesale	97.5	43.5	54.0	124.1%	26.9%	14.3%
MK Licensing	9.1	13.7	(4.6)	(33.6)%	33.1%	47.4%
Michael Kors	199.1	149.4	49.7	33.3%	19.3%	15.7%
Jimmy Choo	16.1	—	16.1	NM	9.3%	—%
Income from operations	$215.2	$149.4	$65.8	44.0%	17.9%	15.7%
MK Retail
Income from operations for our MK Retail segment increased $0.3 million, or 0.3%, to $92.5 million during the three months ended June 30, 2018, compared to $92.2 million for the three months ended July 1, 2017. Income from operations as a percentage of retail revenue decreased 40 basis points from 14.9% for the three months ended July 1, 2017, to 14.5% during the three months ended June 30, 2018. The decrease in income from operations as a percentage of retail revenue was primarily due to an increase in operating expenses of 150 basis points, largely offset by a 110 basis point increase in gross profit margin, as previously discussed. The increase in operating expenses as a percentage of total revenue was primarily due to increased impairment charges, restructuring charges and retail-store related costs.
MK Wholesale
Income from operations for our MK Wholesale segment increased $54.0 million, or 124.1%, to $97.5 million during the three months ended June 30, 2018, compared to $43.5 million for the three months ended July 1, 2017. Income from operations as a percentage of wholesale revenue increased from 14.3% for the three months ended July 1, 2017 to 26.9% during the three months ended June 30, 2018, which was attributable to a decrease in operating expenses as a percentage of wholesale revenue of approximately 730 basis points, as well as a 530 basis point increase in our wholesale gross profit margin, as previously discussed. The decrease in operating expenses as a percentage of total revenue was largely due to decreased depreciation expenses, selling costs, distribution costs and corporate allocated expenses, which reflected increased operating leverage attributable to higher wholesale revenues.
MK Licensing
Income from operations for our MK Licensing segment decreased $4.6 million, or 33.6%, to $9.1 million during the three months ended June 30, 2018, compared to $13.7 million for the three months ended July 1, 2017. Income from operations as a percentage of licensing revenue decreased from 47.4% during the three months ended July 1, 2017 to 33.1% during the three months ended June 30, 2018, primarily due to higher advertising costs.
Jimmy Choo
The Jimmy Choo business acquired on November 1, 2017 contributed approximately $16.1 million to our income from operations for the three months ended June 30, 2018 (after amortization of non-cash purchase accounting adjustments and integration related costs).

Interest Expense, net
Interest expense, net increased $6.4 million to $7.5 million during the three months ended June 30, 2018, compared to $1.1 million for the three months ended July 1, 2017, primarily due to higher interest expense on long-term borrowings used to finance the acquisition of Jimmy Choo during the three months ended June 30, 2018 (see Note 10 to the accompanying consolidated financial statements for additional information). This increase was partially offset by a $1.4 million reduction to interest expense related to the cross-currency swap used in the net investment hedge (see Note 13 to the accompanying consolidated financial statements for additional information).
Foreign Currency Loss (Gain)
During the three month periods ended June 30, 2018 and July 1, 2017, we recognized a net foreign currency loss of $2.9 million and a net foreign currency gain of $1.2 million, respectively, primarily attributable to the revaluation and settlement of certain of our accounts payable in currencies other than the functional currency of the applicable reporting units, and the remeasurement of dollar-denominated intercompany loans with certain of our subsidiaries. These amounts were partially offset by mark-to-market adjustments on our forward foreign currency contracts not designated as accounting hedges (see Note 13 to the accompanying consolidated financial statements for additional information).
Provision for Income Taxes
We recognized $19.4 million of income tax expense during the three months ended June 30, 2018, compared to $24.6 million for the three months ended July 1, 2017. Our effective tax rate for the three months ended June 30, 2018, was 9.4%, compared to 16.4% for the three months ended July 1, 2017. The decrease in our effective tax rate was primarily due to tax benefits associated with share-based compensation and the favorable impact of the Tax Cuts and Jobs Act enacted on December 22, 2017, which lowered the U.S. statutory federal tax rate for Fiscal 2019 to 21%. This decrease was partially offset by a lower favorable effect of our global financing activities during the three months ended June 30, 2018, compared to three months ended July 1, 2017. The global financing activities are related to our previously disclosed 2014 move of our principal executive office from Hong Kong to the United Kingdom (“U.K.”) and decision to become a U.K. tax resident. In connection with this decision, we funded our international growth strategy through intercompany debt financing arrangements between our U.S., U.K. and Switzerland subsidiaries in December 2015. Accordingly, due to the difference in the statutory income tax rates between these jurisdictions, we realized a lower effective tax rate.
Our effective tax rate may fluctuate from time to time due to the effects of changes in U.S. state and local taxes and tax rates in foreign jurisdictions. In addition, factors such as the geographic mix of earnings, enacted tax legislation and the results of various global tax strategies, may also impact our effective tax rate in future periods.
Net Income Attributable to MKHL
As a result of the foregoing, our net income attributable to MKHL increased $60.9 million, or 48.5%, to $186.4 million during the three months ended June 30, 2018, compared to $125.5 million for the three months ended July 1, 2017.

Liquidity and Capital Resources
Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, along with borrowings available under our credit facilities (see below discussion regarding “Revolving Credit Facilities”) and available cash and cash equivalents. Our primary use of this liquidity is to fund our ongoing cash requirements, including working capital requirements, acquisitions, debt repayments, global retail store construction, expansion and renovation, investment in information systems infrastructure, our distribution and corporate facilities, construction and renovation of shop-in-shops, share repurchases and other corporate activities. We believe that the cash generated from our operations, together with borrowings available under our revolving credit facility and available cash and cash equivalents, will be sufficient to meet our working capital needs for the next 12 months, including investments made and expenses incurred in connection with our store growth plans, shop-in-shop growth, investments in corporate and distribution facilities, continued systems development, e-commerce and marketing initiatives. We spent $40.7 million on capital expenditures during the three months ended June 30, 2018, and expect to spend approximately $210.0 million on capital expenditures during the remainder of Fiscal 2019.
The following table sets forth key indicators of our liquidity and capital resources (in millions):

	As of
	June 30, 2018	March 31, 2018
Balance Sheet Data:
Cash and cash equivalents	$169.9	$163.1
Working capital	348.5	301.8
Total assets	3,960.8	4,059.0
Short-term debt	266.9	200.0
Long-term debt	554.2	674.4

	Three Months Ended
	June 30, 2018	July 1, 2017
Cash Flows Provided By (Used In):
Operating activities	$206.3	$194.3
Investing activities	(40.7)	(16.2)
Financing activities	(153.3)	(137.7)
Effect of exchange rate changes	(5.5)	3.7
Net increase in cash and cash equivalents and restricted cash	$6.8	$44.1
Cash Provided by Operating Activities
Cash provided by operating activities increased $12.0 million to $206.3 million during the three months ended June 30, 2018, as compared to $194.3 million for the three months ended July 1, 2017, which was primarily due to an increase related to our net income after non-cash adjustments and an increase in tax-related long-term liabilities, partially offset by a decrease related to changes in our working capital. The net decrease related to our working capital was primarily attributable to a higher balance of accounts receivable in the beginning of Fiscal 2019 than in prior year, offset by increased wholesale shipments during the three months ended June 30, 2018, as well as an increase in prepaid expenses and other current assets primarily due to timing.
Cash Used in Investing Activities
Net cash used in investing activities increased $24.5 million to $40.7 million during the three months ended June 30, 2018, as compared to net cash used in investing activities of $16.2 million during the three months ended July 1, 2017, due to higher capital expenditures of $25.9 million during the three months ended June 30, 2018, primarily attributable to the build-outs for new and renovated retail stores.

Cash Used in Financing Activities
Net cash used in financing activities increased $15.6 million to $153.3 million during the three months ended June 30, 2018, as compared to net cash used in financing activities of $137.7 million during the three months ended July 1, 2017. The decrease in cash from financing activities was primarily due to increased debt repayments of Term Loan borrowings used to finance the acquisition of Jimmy Choo of $76.3 million, net of cash borrowings, largely offset by a decrease of $54.4 million in cash payments to repurchase our ordinary shares during the three months ended June 30, 2018, compared to the three months ended July 1, 2017.
Debt Obligations
The following table presents a summary of our borrowing capacity and amounts outstanding as of June 30, 2018 and March 31, 2018 (dollars in millions):

	As of
	June 30, 2018	March 31, 2018
Senior Unsecured Revolving Credit Facility:
Revolving Credit Facility (excluding up to a $500 million accordion feature) (1)
Total Availability	$1,000.0	$1,000.0
Borrowings outstanding (2)	266.9	200.0
Letter of credit outstanding	16.3	15.9
Remaining availability	$716.8	$784.1

Term Loan Facility ($1.0 billion) (3)
Borrowings Outstanding, net of debt issuance costs (4)	$108.6	$229.0
Remaining availability	$—	$—

4.000% Senior Notes
Borrowings Outstanding, net of debt issuance costs and discount amortization (4)	$444.7	$444.5

Other Borrowings (4)	$0.9	$0.9

Hong Kong Uncommitted Credit Facility:
Total availability (100.0 million Hong Kong Dollars)	$12.7	$12.7
Borrowings outstanding (45.0 million Hong Kong Dollars)	—	—
Bank guarantees outstanding (11.8 million Hong Kong Dollars)	1.5	1.5
Remaining availability	$11.2	$11.2

Japan Credit Facility:
Borrowings outstanding	$—	$—
Total and remaining availability (1.0 billion Japanese Yen)	$9.0	$9.4

Total borrowings outstanding (1)	$821.1	$874.4
Total remaining availability	$737.0	$804.7
_____________________________

(1)
The 2017 Credit Facility contains customary events of default and requires us to maintain a leverage ratio at the end of each fiscal quarter of no greater than 3.5 to 1, calculated as the ratio of the sum of total indebtedness as of the date of the measurement plus 6.0 times the consolidated rent expense for the last four consecutive fiscal quarters, to Consolidated EBITDAR for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined as consolidated net income plus income tax expense, net interest expense, depreciation and amortization expense, consolidated rent expense and other non-cash charges, subject to certain deductions. The 2017 Credit facility also includes other customary covenants that limit additional indebtedness, guarantees, liens, acquisitions and other investments and cash dividends. As of June 30, 2018 and March 31, 2018, we were in compliance with all covenants related to our agreements then in effect governing our debt.

(2)	Recorded as short-term debt in our consolidated balance sheets as of June 30, 2018 and March 31, 2018.

(3)
The $1.0 billion facility was fully utilized to finance a portion of the purchase price of our acquisition of Jimmy Choo on November 1, 2017, a large portion of which was repaid as of June 30, 2018. See Note 4 to the accompanying consolidated financial statements for additional information.

(4)	Recorded as long-term debt in our consolidated balance sheets as of June 30, 2018 and March 31, 2018.
We believe that our 2017 Credit Facility is adequately diversified with no undue concentration in any one financial institution. As of June 30, 2018, there were 13 financial institutions participating in the facility, with none maintaining a maximum commitment percentage in excess of 15%. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the 2017 Credit Facility.
See Note 10 in the Company’s Fiscal 2018 Annual Report on Form 10-K for detailed information relating to our credit facilities and debt obligations.
Share Repurchase Program
The following table presents our treasury share repurchases during the three months ended June 30, 2018 and July 1, 2017 (dollars in millions):

	Three Months Ended
	June 30, 2018	July 1, 2017
Cost of shares repurchased under share repurchase program	$100.0	$157.8
Fair value of shares withheld to cover tax obligations for vested restricted share awards	5.9	2.5
Total cost of treasury shares repurchased	$105.9	$160.3

Shares repurchased under share repurchase program	1,659,941	4,543,500
Shares withheld to cover tax withholding obligations	88,325	77,155
	1,748,266	4,620,655
As of June 30, 2018, the remaining availability under our $1.0 billion share repurchase program was $542.2 million. Share repurchases may be made in open market or privately negotiated transactions, subject to market conditions, applicable legal requirements, trading restrictions under our insider trading policy, and other relevant factors. This program may be suspended or discontinued at any time.
See Note 14 to the accompanying consolidated financial statements for additional information.
Contractual Obligations and Commercial Commitments
Please refer to the “Contractual Obligations and Commercial Commitments” disclosure within the “Liquidity and Capital Resources” section of our Fiscal 2018 Form 10-K for a detailed disclosure of our other contractual obligations and commitments as of March 31, 2018.
Off-Balance Sheet Arrangements
We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. Our off-balance sheet commitments relating to our outstanding letters of credit were $17.2 million at June 30, 2018, including $0.9 million in letters of credit issued outside of the 2017 Credit Facility. In addition, as of June 30, 2018, bank guarantees of approximately $1.5 million were supported by the Hong Kong Credit Facility. We do not have any other off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.
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
Foreign Currency Exchange Risk
Forward Foreign Currency Exchange Contracts
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
We perform a sensitivity analysis on our forward currency contracts, both designated and not designated as hedges for accounting purposes, to determine the effects of fluctuations in foreign currency exchange rates. For this sensitivity analysis, we assume a hypothetical change in U.S. Dollar against foreign exchange rates. Based on all foreign currency exchange contracts outstanding as of June 30, 2018, a 10% appreciation or devaluation of the U.S. Dollar compared to the level of foreign currency exchange rates for currencies under contract as of June 30, 2018, would result in a net increase and decrease, respectively, of approximately $14.2 million in the fair value of these contracts.
Net Investment Hedges
We are exposed to adverse foreign currency exchange rate movements related to interest from our net investment hedges. The net investment hedges have notional amounts of $290.0 million and $44.0 million, which hedge its net investments in Euro-denominated and Japanese Yen-denominated subsidiaries, respectively, against future volatility in the exchange rates between the U.S. Dollar and these currencies. Under the terms of these contracts, which mature in November 2024, the Company will exchange the quarterly fixed rate payments made under its Senior Notes for fixed rate payments of 1.585% in Euros and 0.89% in Japanese Yen. Based on all net investment hedges outstanding as of June 30, 2018, a 10% appreciation or devaluation of the U.S. Dollar compared to the level of foreign currency exchange rates for currencies under contract as of June 30, 2018, would result in a net increase and decrease, respectively, of approximately $35.3 million in the fair value of these contracts.
Interest Rate Risk
We are exposed to interest rate risk in relation to borrowings outstanding under our Term Loan Facility, our 2017 Credit Facility, our Hong Kong Credit Facility and our Japan Credit Facility. Our Term Loan Facility carries interest at a rate that is based on LIBOR. Our 2017 Credit Facility carries interest rates that are tied to LIBOR and the prime rate, among other institutional lending rates (depending on the particular origination of borrowing), as further described in the Company’s Fiscal 2018 Annual Report on Form 10-K. Our Hong Kong Credit Facility carries interest at a rate that is tied to the Hong Kong Interbank Offered Rate. Our Japan Credit Facility carries interest at a rate posted by the Mitsubishi UFJ Financial Group. Therefore, our statements of operations and comprehensive income and cash flows are exposed to changes in those interest rates. At June 30, 2018, we had $266.9 million in short-term borrowings outstanding under our 2017 Credit Facility and $108.6 million, net of debt issuance costs, outstanding under our Term Loan Facility. At March 31, 2018, we had $229.0 million, net of debt issuance costs, outstanding under our Term Loan Facility and $200.0 million in short-term borrowings outstanding under our 2017 Credit Facility. These balances are not indicative of future balances that may be outstanding under our revolving credit facilities that may be subject to fluctuations in interest rates. Any increases in the applicable interest rate(s) would cause an increase to the interest expense relative to any outstanding balance at that date.

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2018. This evaluation was performed based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), the 2013 Framework. Based on this assessment, our CEO and CFO concluded that our disclosure controls and procedures as of June 30, 2018 are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Acquisition of Jimmy Choo
On November 1, 2017, we acquired Jimmy Choo (see Note 4 to the accompanying consolidated financial statements for additional information). We are in the process of evaluating the internal controls of the acquired business and integrating it into our existing operations.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are involved in various routine legal proceedings incident to the ordinary course of our business. We believe that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on our business, results of operations and financial condition.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, as amended and supplemented by the risk factor set forth below, which could materially and adversely affect our business, financial condition or future results. These risks are not the only risks that we face. Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

The following is an amended and restated version of a Risk Factor included in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2018:
Fluctuations in our tax obligations and changes in tax laws, treaties and regulations may have a material adverse impact on our future effective tax rates and results of operations.
Our subsidiaries are subject to taxation in the United States (“U.S.”) and various foreign jurisdictions, with the applicable tax rates varying by jurisdiction. As a result, our overall effective tax rate is affected by the proportion of earnings from the various tax jurisdictions. We record tax expense based on our estimates of taxable income and required reserves for uncertain tax positions in multiple tax jurisdictions. At any time, there are multiple tax years that are subject to examinations by various taxing authorities. The ultimate resolution of these audits and negotiations with taxing authorities may result in a settlement amount that differs from our original estimate. Any proposed or future changes in tax laws, treaties and regulations or interpretations where we operate could have a material adverse effect on our effective tax rates, results of operations and financial condition.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. corporate income tax system including, among other things, lowering the U.S. statutory federal tax rate to 21% and implementing a territorial tax system. The Tax Act also adds many new provisions, including changes to bonus depreciation, limits on the deductions for executive compensation and interest expense, a tax on global intangible low-taxed income, the base erosion anti-abuse tax and a deduction for foreign derived intangible income. The final transition impacts of the Tax Act may differ from our initial estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, or any changes in accounting standards for income taxes or related interpretations in response to the Tax Act. In addition, once we finalize certain tax positions when we file our 2017 U.S. tax return, we will be able to conclude whether any further adjustments are required to our deferred tax balances in the U.S., as well as to the total liability associated with the one-time mandatory tax.
In October 2017, the European Union (“EU”) Commission opened a formal State Aid investigation into an exemption within the United Kingdom’s (“U.K.”) current Controlled Foreign Company (‘CFC’) regime (introduced in 2013) for certain finance income. The investigation is ongoing. However, if the Commission ultimately concludes that the provisions constitute State Aid, they would require the U.K. to recover any such aid from affected parties. We have claimed the benefit of this exemption, and therefore may be materially adversely affected by the outcome of the investigation. If the Commission were to conclude that the finance exemption with the UK’s CFC regime constitutes State Aid and no other exemptions were available to the Group, we could be exposed to additional material tax and interest liabilities. We have not recorded a provision with respect to this investigation in our consolidated financial statements, as we believe that it is more likely than not that no additional tax will ultimately be due.
On March 26, 2015, the U.K. enacted new Diverted Profits Tax legislation (the “DPT”), which was effective on April 1, 2015. Under the DPT, profits of certain multinational enterprises (such as the Company) deemed to have been artificially diverted from the U.K. will be taxed at a rate of 25%. While the Company believes that all of its affiliated entities and the transactions among them have the required economic substance, there is no assurance that this legislation will not have a material effect on its results of operations and financial condition.

We and our subsidiaries are also engaged in a number of intercompany transactions. Although we believe that these transactions reflect arm’s-length terms and that proper transfer pricing documentation is in place, the transfer prices and conditions may be scrutinized by local tax authorities, which could result in additional tax liabilities. On October 5, 2015, the Organization for Economic Co-operation and Development, an international association of thirty four countries, including the U.S. and U.K., released the final reports from its Base Erosion and Profit Shifting (BEPS) Action Plans. The BEPS recommendations covered a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules and tax treaties. Future tax reform resulting from this development may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
The Company’s share repurchases are made under its $1.0 billion share repurchase program. The Company also has in place a “withhold to cover” repurchase program, which allows the Company to withhold ordinary shares from certain executive officers and directors to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards.
The following table provides information of the Company’s ordinary shares repurchased during the three months ended June 30, 2018:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximated Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (in millions)
April 1 – April 28	—	$—	—	$642.2
April 29 – May 26	8,334	$66.40	—	$642.2
May 27 – June 30	1,739,932	$60.54	1,659,941	$542.2
	1,748,266		1,659,941
ITEM 6. EXHIBITS
a. Exhibits
Please refer to the accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 8, 2018.

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

101.1
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.