Form 10-Q
period 2018-09-29
Michael Kors Holdings Ltd
filed 2018-11-07
CIK 1530721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2018
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
☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
As of October 31, 2018, Michael Kors Holdings Limited had 150,232,617 ordinary shares outstanding.

TABLE OF CONTENTS

		Page No.
	PART I FINANCIAL INFORMATION
Item 1.	Financial Statements	3

	Consolidated Balance Sheets (unaudited) as of September 29, 2018 and March 31, 2018	3

	Consolidated Statements of Operations and Comprehensive Income (unaudited) for the three months and six months ended September 29, 2018 and September 30, 2017	4

	Consolidated Statements of Shareholders’ Equity (unaudited) for the six months ended September 29, 2018	5

	Consolidated Statements of Cash Flows (unaudited) for the six months ended September 29, 2018 and September 30, 2017	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51

Item 4.	Controls and Procedures	53

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	54

Item 1A.	Risk Factors	54

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 6.	Exhibits	54

Signatures		55

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 29, 2018	March 31, 2018
Assets
Current assets
Cash and cash equivalents	$155.2	$163.1
Receivables, net	339.9	290.5
Inventories	767.6	660.7
Prepaid expenses and other current assets	211.4	147.8
Total current assets	1,474.1	1,262.1
Property and equipment, net	552.0	583.2
Intangible assets, net	1,158.6	1,235.7
Goodwill	796.9	847.7
Deferred tax assets	47.1	56.2
Other assets	78.6	74.1
Total assets	$4,107.3	$4,059.0
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$290.5	$294.1
Accrued payroll and payroll related expenses	82.7	93.0
Accrued income taxes	23.9	77.6
Short-term debt	255.0	200.0
Accrued expenses and other current liabilities	345.8	295.6
Total current liabilities	997.9	960.3
Deferred rent	133.5	128.4
Deferred tax liabilities	181.5	186.3
Long-term debt	504.6	674.4
Other long-term liabilities	106.5	88.1
Total liabilities	1,924.0	2,037.5
Commitments and contingencies
Shareholders’ equity
Ordinary shares, no par value; 650,000,000 shares authorized; 213,208,924 shares issued and 150,150,297 outstanding at September 29, 2018; 210,991,091 shares issued and 149,698,407 outstanding at March 31, 2018	—	—
Treasury shares, at cost (63,058,627 shares at September 29, 2018 and 61,292,684 shares at March 31, 2018)	(3,123.0)	(3,015.9)
Additional paid-in capital	877.9	831.1
Accumulated other comprehensive (loss) income	(62.9)	50.5
Retained earnings	4,487.7	4,152.0
Total shareholders’ equity of MKHL	2,179.7	2,017.7
Noncontrolling interest	3.6	3.8
Total shareholders’ equity	2,183.3	2,021.5
Total liabilities and shareholders’ equity	$4,107.3	$4,059.0
See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Total revenue	$1,253.8	$1,146.6	$2,456.3	$2,099.0
Cost of goods sold	490.7	455.8	942.4	833.5
Gross profit	763.1	690.8	1,513.9	1,265.5
Selling, general and administrative expenses	495.8	405.1	959.9	781.5
Depreciation and amortization	52.7	48.3	108.6	95.9
Impairment of long-lived assets	7.0	16.3	11.3	16.3
Restructuring and other charges (1)	18.2	22.0	29.5	23.3
Total operating expenses	573.7	491.7	1,109.3	917.0
Income from operations	189.4	199.1	404.6	348.5
Other income, net	(1.5)	(0.3)	(2.3)	(0.9)
Interest expense, net	5.9	0.8	13.4	1.9
Foreign currency loss (gain)	33.0	(40.5)	35.9	(41.7)
Income before provision for income taxes	152.0	239.1	357.6	389.2
Provision for income taxes	14.9	36.4	34.3	61.0
Net income	137.1	202.7	323.3	328.2
Less: Net loss attributable to noncontrolling interest	(0.5)	(0.2)	(0.7)	(0.2)
Net income attributable to MKHL	$137.6	$202.9	$324.0	$328.4

Weighted average ordinary shares outstanding:
Basic	149,575,112	151,781,340	149,538,607	153,134,119
Diluted	151,705,685	154,168,094	152,052,671	155,519,806
Net income per ordinary share attributable to MKHL:
Basic	$0.92	$1.34	$2.17	$2.14
Diluted	$0.91	$1.32	$2.13	$2.11

Statements of Comprehensive Income:
Net income	$137.1	$202.7	$323.3	$328.2
Foreign currency translation adjustments	(25.2)	15.0	(128.2)	37.1
Net gain (loss) on derivatives	2.7	(6.4)	14.7	(16.1)
Comprehensive income	114.6	211.3	209.8	349.2
Less: Net loss attributable to noncontrolling interest	(0.5)	(0.2)	(0.7)	(0.2)
Less: Other comprehensive loss attributable to noncontrolling interest	(0.1)	—	(0.1)	—
Comprehensive income attributable to MKHL	$115.2	$211.5	$210.6	$349.4

(1)
Restructuring and other charges includes store closure costs recorded in connection with the Retail Fleet Optimization Plan and other restructuring initiatives, transition costs recorded in connection with the acquisition of Jimmy Choo Group Limited and transaction and transition costs recorded in connection with the Company’s agreement to acquire Gianni Versace S.p.A. (see Note 1, Note 4 and Note 9).

See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions, except share data which is in thousands)
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity of MKHL	Non-controlling Interests	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at March 31, 2018, as previously reported	210,991	$—	$831.1	(61,293)	$(3,015.9)	$50.5	$4,152.0	$2,017.7	$3.8	$2,021.5
Adoption of accounting standards (See Note 2)	—	—	—	—	—	—	11.7	11.7	—	11.7
Balance as of April 1, 2018	210,991	—	831.1	(61,293)	(3,015.9)	50.5	4,163.7	2,029.4	3.8	2,033.2
Net income (loss)	—	—	—	—	—	—	324.0	324.0	(0.7)	323.3
Other comprehensive loss	—	—	—	—	—	(113.4)	—	(113.4)	(0.1)	(113.5)
Total comprehensive income (loss)	—	—	—	—	—	—	—	210.6	(0.8)	209.8
Vesting of restricted awards, net of forfeitures	697	—	—	—	—	—	—	—	—	—
Exercise of employee share options	1,521	—	20.4	—	—	—	—	20.4	—	20.4
Equity compensation expense	—	—	26.4	—	—	—	—	26.4	—	26.4
Purchase of treasury shares	—	—	—	(1,766)	(107.1)	—	—	(107.1)	—	(107.1)
Increase in noncontrolling interest	—	—	—	—	—	—	—	—	0.6	0.6
Balance at September 29, 2018	213,209	$—	$877.9	(63,059)	$(3,123.0)	$(62.9)	$4,487.7	$2,179.7	$3.6	$2,183.3
See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	September 29, 2018	September 30, 2017
Cash flows from operating activities
Net income	$323.3	$328.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108.6	95.9
Equity compensation expense	26.4	21.1
Deferred income taxes	12.8	5.6
Impairment of long-lived assets	11.3	16.3
Tax (benefit) deficit on exercise of share options	(23.0)	0.1
Amortization of deferred financing costs	1.6	0.5
Foreign currency losses (gains)	5.5	(5.0)
Other non-cash charges	2.9	2.2
Change in assets and liabilities:
Receivables, net	(55.4)	(2.4)
Inventories	(126.1)	(128.4)
Prepaid expenses and other current assets	(68.0)	(22.7)
Accounts payable	10.0	(4.6)
Accrued expenses and other current liabilities	12.2	21.2
Other long-term assets and liabilities	21.6	1.1
Net cash provided by operating activities	263.7	329.1
Cash flows from investing activities
Capital expenditures	(89.8)	(57.9)
Purchase of intangible assets	(0.7)	—
Unrealized loss (gain) on hedge related to acquisitions	30.4	(36.7)
Cash paid for business acquisitions, net of cash acquired	(1.8)	(1.4)
Net cash used in investing activities	(61.9)	(96.0)
Cash flows from financing activities
Debt borrowings	809.9	632.9
Debt repayments	(925.2)	(766.0)
Repurchase of treasury shares	(107.1)	(160.9)
Exercise of employee share options	20.4	3.0
Other financing activities	—	(0.1)
Net cash used in financing activities	(202.0)	(291.1)
Effect of exchange rate changes on cash and cash equivalents	(7.7)	6.6
Net decrease in cash and cash equivalents and restricted cash	(7.9)	(51.4)
Beginning of period (including restricted cash of $0.3 million at March 31, 2018 and $1.9 million at April 1, 2017)	163.4	229.6
End of period (including restricted cash of $0.3 million at September 29, 2018)	$155.5	$178.2
Supplemental disclosures of cash flow information
Cash paid for interest	$16.1	$2.2
Cash paid for income taxes	$97.8	$70.9
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$23.1	$15.9
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
On September 24, 2018, the Company entered into a definitive agreement to acquire all of the outstanding shares of Italian luxury fashion house Gianni Versace S.p.A. (“Versace”) for an aggregate purchase price based on an enterprise value of approximately €1.830 billion (or approximately $2.120 billion), subject to certain adjustments. The transaction is subject to customary closing conditions and is expected to close during the fourth quarter of Fiscal 2019. In connection with the closing of the acquisition, the Company intends to change its name to “Capri Holdings Limited.”
On November 1, 2017, the Company completed the acquisition of Jimmy Choo Group Limited (“Jimmy Choo”) for a total transaction value of $1.447 billion. As a result, the Company has consolidated Jimmy Choo into its operations beginning on November 1, 2017. Jimmy Choo is being reported as a separate reporting segment. See Note 4 and Note 18 for additional information.
The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned or controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The interim consolidated financial statements as of September 29, 2018 and for the three and six months ended September 29, 2018 and September 30, 2017 are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with U.S. GAAP. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended March 31, 2018, as filed with the Securities and Exchange Commission on May 30, 2018, in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full fiscal year.
The Company utilizes a 52 to 53 week fiscal year ending on the Saturday closest to March 31. As such, the term “Fiscal Year” or “Fiscal” refers to the 52-week or 53-week period, ending on that day. The results for the three and six months ended September 29, 2018 and September 30, 2017, are based on 13-week and 26-week periods, respectively.
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to use judgment and make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. The most significant assumptions and estimates involved in preparing the financial statements include allowances for customer deductions, sales returns, sales discounts and doubtful accounts, estimates related to the Company’s customer loyalty program and gift card breakage, estimates of inventory recovery, the valuation of share-based compensation, valuation of deferred taxes and the valuation of and the estimated useful lives used for amortization and depreciation of intangible assets and property and equipment. Actual results could differ from those estimates.

Reclassifications
Certain reclassifications have been made to the prior periods’ financial information in order to conform to the current period’s presentation. The Company reclassified $16.1 million and $17.4 million, respectively, of transaction costs recorded during the three and six months ended September 30, 2017, from selling, general and administrative expenses to restructuring and other charges in the Company’s consolidated statements of operations and comprehensive income.
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
In connection with the September 24, 2018 definitive agreement to acquire all of the outstanding shares of Versace, the Company entered into forward foreign currency exchange contracts with notional amounts totaling €1.680 billion (approximately $2.001 billion) to mitigate its foreign currency exchange risk through the expected closing date of the acquisition, expected during the fourth quarter of Fiscal 2019. Likewise, in connection with the July 25, 2017 cash offer to acquire Jimmy Choo, the Company entered into a forward foreign currency exchange contract with a notional amount of £1.115 billion (approximately $1.469 billion) to mitigate its foreign currency exchange risk through the expected closing date of the acquisition, which was terminated on October 30, 2017. These derivative contracts were not designated as accounting hedges. Therefore, changes in fair value are recorded to foreign currency (gain) loss in the Company’s consolidated statements of operations and comprehensive income. The Company’s accounting policy is to classify cash flows from derivative instruments that are accounted for as cash flow hedges in the same category as the cash flows from the items being hedged. Accordingly, the Company classified the unrealized gains and losses relating to these derivative instruments within cash flows from investing activities.
The Company designates certain contracts related to the purchase of inventory that qualify for hedge accounting as cash flow hedges. Formal hedge documentation is prepared for all derivative instruments designated as hedges, including description of the hedged item and the hedging instrument and the risk being hedged. The changes in the fair value for contracts designated as cash flow hedges is recorded in equity as a component of accumulated other comprehensive income (loss) until the hedged item affects earnings. When the inventory related to forecasted inventory purchases that are being hedged is sold to a third party, the gains or losses deferred in accumulated other comprehensive income (loss) are recognized within cost of goods sold. The Company uses regression analysis to assess effectiveness of derivative instruments that are designated as hedges, which compares the change in the fair value of the derivative instrument to the change in the related hedged item. If the hedge is no longer expected to be highly effective in the future, future changes in the fair value are recognized in earnings. For those contracts that are not designated as hedges, changes in the fair value are recorded to foreign currency (gain) loss in the Company’s consolidated statements of operations and comprehensive income. The Company classifies cash flows relating to its forward foreign currency exchange contracts consistently with the classification of the hedged item, within cash flows from operating activities.
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
The components of the calculation of basic net income per ordinary share and diluted net income per ordinary share are as follows (in millions, except share and per share data):

	Three Months Ended		Six Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Numerator:
Net income attributable to MKHL	$137.6	$202.9	$324.0	$328.4
Denominator:
Basic weighted average shares	149,575,112	151,781,340	149,538,607	153,134,119
Weighted average dilutive share equivalents:
Share options and restricted shares/units, and performance restricted share units	2,130,573	2,386,754	2,514,064	2,385,687
Diluted weighted average shares	151,705,685	154,168,094	152,052,671	155,519,806

Basic net income per share	$0.92	$1.34	$2.17	$2.14
Diluted net income per share	$0.91	$1.32	$2.13	$2.11
During the three and six months ended September 29, 2018, share equivalents of 680,869 shares and 664,633 shares, respectively, have been excluded from the above calculations due to their anti-dilutive effect. Share equivalents of 2,782,083 shares and 2,633,955 shares, respectively, have been excluded from the above calculations during the three and six months ended September 30, 2017.
See Note 2 in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018 for a complete disclosure of the Company’s significant accounting policies.

Recently Adopted Accounting Pronouncements
Hedge Accounting
On August 28, 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The new standard is intended to improve and simplify rules relating to hedge accounting, including the elimination of periodic hedge ineffectiveness, recognition and presentation of components excluded from hedge effectiveness assessment, the ability to elect to perform subsequent effectiveness assessments qualitatively, and other provisions designed to provide more transparency around the economics of a company’s hedging strategy. ASU 2017-12 is effective for the Company in Fiscal 2020, with early adoption permitted. The Company adopted ASU 2017-12 during the three months ended June 30, 2018, which resulted in a net increase to opening retained earnings of less than $0.1 million as of April 1, 2018, due to the elimination of ineffectiveness for cash flow hedges in effect as of the date of adoption. The Company has applied the spot method of designating its net investment hedges, which were executed during the six months ended September 29, 2018.
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
In addition, while the Company has previously recorded the right of return asset and liability on a gross basis, in connection with its adoption of ASC 606, it has reclassified the return liability of $16.3 million from receivables, net to accrued expenses and other current liabilities in its consolidated balance sheets as of September 29, 2018. Otherwise, the adoption of this standard did not have a material impact on the Company's consolidated financial statements as of and for the three and six months ended September 29, 2018, or any individual line items therein.
See Note 3 for additional disclosures related to the Company’s revenue recognition accounting policy.

Share-Based Compensation
In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting”, which simplifies modification accounting for entities that change the terms or conditions of share-based awards. ASU 2017-09 was adopted during the first quarter of Fiscal 2019, as required, on a prospective basis. The adoption of this standard did not have an impact on the Company's consolidated financial statements. The Company will apply ASU 2017-09 to any future changes to the terms and conditions of its share-based compensation awards.
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
The FASB has issued several additional ASUs to provide implementation guidance relating to ASU No. 2016-02, including ASU No. 2018-01, “Land Easement Practical Expedient for Transition to Topic 842” in January 2018, ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” and ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” both issued in July 2018. The Company will consider this guidance in evaluating the impact of ASU 2016-02.
Intangibles
In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which reduces the complexity for the accounting for costs of implementing a cloud computing service arrangement. The standard aligns the accounting for capitalizing implementation costs of hosting arrangements, regardless of whether or not the contract conveys a license to the hosted software. ASU 2018-15 is effective beginning with the Company’s Fiscal 2021, with early adoption permitted, and can either be presented prospectively or retrospectively. The Company is currently evaluating the impact of ASU 2018-15 on its consolidated financial statements.
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
Retail
Michael Kors generates sales through four primary retail store formats: “Collection” stores, “Lifestyle” stores, outlet stores and e-commerce. Michael Kors sells its own products and licensed products bearing the Michael Kors name, directly to the end consumer throughout the Americas (U.S., Canada and Latin America, excluding Brazil), Europe and certain parts of Asia. Jimmy Choo generates sales through directly operated stores and e-commerce throughout North America (United States and Canada), EMEA (Europe, Middle East, and Africa) and certain parts of Asia. In addition to these retail formats, the Company operates concessions in a select number of department stores.
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
Gift Cards. The Company sells gift cards that can be redeemed for merchandise, resulting in a contract liability recorded upon issuance. Revenue is recognized when the gift card is redeemed or upon “breakage” for the estimated portion of gift cards that are not expected to be redeemed. “Breakage” revenue is calculated under the proportional redemption methodology, which considers the historical patterns of redemption in jurisdictions where the Company is not required to remit the value of the unredeemed gift cards as unclaimed property. The Company anticipates that substantially all of its outstanding gift cards will be redeemed within the next twelve months. The contract liability related to gift cards, net of estimated “breakage,” was $10.6 million as of September 29, 2018, and is included in accrued expenses and other current liabilities in the Company’s consolidated balance sheet.
Loyalty Program. The Company offers a loyalty program, which allows its Michael Kors customers to earn points on qualifying purchases toward monetary and non-monetary rewards, which may be redeemed for purchases at Michael Kors retail stores and e-commerce sites. The Company defers a portion of the initial sales transaction based on the estimated relative fair value of the benefits based on projected timing of future redemptions and historical activity. These amounts include estimated “breakage” for points that are not expected to be redeemed. The contract liability, net of an estimated “breakage,” of $5.8 million as of September 29, 2018 is recorded as a reduction to revenue in the consolidated statements of income and comprehensive income and within accrued expenses and other current liabilities in the Company’s consolidated balance sheet and is expected to be recognized within the next twelve months.
Wholesale
Michael Kors products are sold primarily to major department stores, specialty stores and travel retail shops throughout the Americas, EMEA and Asia. Jimmy Choo luxury products are sold throughout North America, EMEA, and certain parts of Asia. The Company also has arrangements where Michael Kors and Jimmy Choo products are sold to our geographic licensees in certain parts of EMEA and Asia, as well as in Brazil. Products sold through the wholesale channel include accessories (which include handbags and small leather goods such as wallets), footwear and women’s and men’s apparel.
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

Licensing
The Company provides its third-party licensees with the right to access its Michael Kors and Jimmy Choo trademarks under product and geographic licensing arrangements. Under product licensing arrangements, the Company allows third parties to manufacture and sell luxury goods, including watches and jewelry, fragrances, sunglasses and eyewear, using the Company’s trademarks. Under geographic licensing arrangements, third party licensees receive the right to distribute and sell products bearing the Company's trademarks in retail and/or wholesale channels within certain geographical areas, including Brazil, the Middle East, Eastern Europe, South Africa, certain parts of Asia and Australia.
The Company recognizes royalty revenue and advertising contributions based on the percentage of sales made by the licensees. Advertising contributions are received to support the Company’s branded advertising and marketing campaigns and are viewed as part of a single performance obligation with the right to access the Company’s trademarks. Royalty revenue generated from licenses, which includes contributions for advertising, may be subject to contractual minimum levels, as defined in the contract. Such minimums are generally fixed annually, based on the previous year’s sales. Licensing revenue is based on reported current period sales of licensed products at rates that are specified in the license agreements for contracts that are expected to exceed the related guaranteed minimums. If the Company expects the minimum guaranteed amounts to exceed amounts calculated based on actual sales, the guaranteed minimums are recognized ratably over the contractual year to which they relate. As of September 29, 2018, guaranteed minimum royalty amounts due from licensees relate to contractual periods that do not exceed twelve months.
Sales Returns
For the sale of goods with a right of return, the Company recognizes revenue for the consideration to which it expects to be entitled and a refund liability for the amount it expects to refund to its customers within accrued expenses and other current liabilities. The refund liability is determined based on the most likely amount and is based on management’s review of historical and current customer returns for its retail and wholesale customers, estimated future returns, adjusted for non-resalable products. The Company also considers its product strategies, as well as the financial condition of its customers, store closings by wholesale customers, changes in the retail environment and other macroeconomic factors. The Company recognizes an asset with a corresponding adjustment to cost of sales for the right to recover the products from its retail and wholesale customers, net of any costs to resell. The refund liability recorded as of September 29, 2018 was $25.9 million and the related asset for the right to recover returned product as of September 29, 2018 was $7.5 million.
Contract Balances
The Company’s contract liabilities, which are recorded within accrued expenses and other current liabilities in its consolidated balance sheets, primarily consist of gift card liabilities, loyalty program liabilities and advanced payments from product licensees. Total contract liabilities were $17.5 million and $23.3 million as of September 29, 2018 and March 31, 2018, respectively. Contract liabilities decreased $4.6 million as a result of the adoption of ASC 606 on April 1, 2018, due to recognition of gift card breakage revenue (see Note 2). For three and six months ended September 29, 2018, the Company recognized $3.2 million and $11.3 million, respectively, in revenue which related to contract liabilities that existed at March 31, 2018. There were no contract assets recorded as of September 29, 2018 and April 1, 2018.
There were no changes in historical variable consideration estimates that were materially different from actual results.

Disaggregation of Revenue
The following table presents the Company’s segment revenues disaggregated by geographic location (in millions):

	Three Months Ended		Six Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
MK Retail revenue - the Americas	$394.9	$385.5	$797.1	$777.6
MK Retail revenue - Europe	139.2	154.2	258.7	276.3
MK Retail revenue - Asia	109.8	105.3	227.6	211.0
Total MK Retail	643.9	645.0	1,283.4	1,264.9
MK Wholesale revenue - the Americas	354.3	340.4	629.4	567.6
MK Wholesale revenue - EMEA (1)	80.9	104.5	149.3	169.5
MK Wholesale revenue - Asia	22.6	18.7	41.9	30.1
Total MK Wholesale	457.8	463.6	820.6	767.2
MK Licensing revenue - the Americas	23.1	26.0	38.4	40.8
MK Licensing revenue - EMEA (1)	12.3	12.0	24.5	26.1
Total MK Licensing	35.4	38.0	62.9	66.9
Total Michael Kors	1,137.1	1,146.6	2,166.9	2,099.0

Jimmy Choo revenue - the Americas	20.4	—	46.0	—
Jimmy Choo revenue - EMEA (1)	56.8	—	158.5	—
Jimmy Choo revenue - Asia	39.5	—	84.9	—
Total Jimmy Choo	116.7	—	289.4	—

Total revenue - the Americas	792.7	751.9	1,510.9	1,386.0
Total revenue - EMEA (1)	289.2	270.7	591.0	471.9
Total revenue - Asia	171.9	124.0	354.4	241.1
Total revenue	$1,253.8	$1,146.6	$2,456.3	$2,099.0

(1)	EMEA is comprised of Europe, the Middle East and Africa.
4. Acquisitions
Acquisition of Jimmy Choo Group Limited
On November 1, 2017, the Company completed the acquisition of Jimmy Choo, whereby the Company acquired all of Jimmy Choo’s issued and to be issued shares at a purchase price of 230 pence per share in cash, for a total transaction value of $1.447 billion, including the repayment of existing debt obligations, which was funded through a combination of borrowings under the Company’s $1.0 billion term loan facility and the issuance of the Senior Notes.
Jimmy Choo’s results of operations have been included in our consolidated financial statements beginning on November 1, 2017. Jimmy Choo contributed revenue of $116.7 million and $289.4 million, respectively, for the three and six months ended September 29, 2018 and net loss of $16.2 million and $3.0 million, respectively, (after amortization of non-cash purchase accounting adjustments and transition costs) for the three and six months ended September 29, 2018.
See Note 1 for the Company’s definitive agreement to acquire Versace, as well as Note 3 in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018 for additional disclosures relating to the Company’s acquisitions.

5. Receivables, net
Receivables, net, consist of (in millions):

	September 29, 2018	March 31, 2018
Trade receivables (1)	$393.7	$383.3
Receivables due from licensees	34.1	15.8
	427.8	399.1
Less: allowances	(87.9)	(108.6)
	$339.9	$290.5

(1)	As of September 29, 2018 and March 31, 2018, $305.2 million and $296.2 million, respectively, of trade receivables were insured.
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
The Company’s allowance for doubtful accounts is determined through analysis of periodic aging of receivables that are not covered by insurance and assessments of collectability based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers and the impact of general economic conditions. The past due status of a receivable is based on its contractual terms. Amounts deemed uncollectible are written off against the allowance when it is probable the amounts will not be recovered. Allowance for doubtful accounts was $5.1 million as of September 29, 2018 and March 31, 2018. The Company had provisions for bad debt of $0.4 million and $3.8 million for the three months ended September 29, 2018 and September 30, 2017, respectively, and $1.0 million and $4.4 million for the six months ended September 29, 2018 and September 30, 2017, respectively.
6. Property and Equipment, net
Property and equipment, net, consists of (in millions):

	September 29, 2018	March 31, 2018
Leasehold improvements	$551.9	$551.0
Computer equipment and software	270.4	266.3
Furniture and fixtures	269.4	270.9
In-store shops	268.0	273.9
Equipment	120.0	116.7
Building	50.2	51.6
Land	15.3	16.2
	1,545.2	1,546.6
Less: accumulated depreciation and amortization	(1,042.3)	(1,001.6)
	502.9	545.0
Construction-in-progress	49.1	38.2
	$552.0	$583.2

Depreciation and amortization of property and equipment for the three months ended September 29, 2018 and September 30, 2017 was $44.6 million and $43.3 million, respectively, and was $92.0 million and $85.8 million, respectively, for the six months ended September 29, 2018 and September 30, 2017. During the three and six months ended September 29, 2018, the Company recorded fixed asset impairment charges of $5.7 million and $9.4 million, respectively, of which $4.4 million and $8.1 million, respectively, were related to underperforming Michael Kors retail store locations, some of which will be closed as part of the Company’s previously announced Retail Fleet Optimization Plan, as defined in Note 9. In addition, during the three months ended September 29, 2018, the Company recorded fixed asset impairment charges of $1.3 million related to Jimmy Choo retail store locations. During the three and six months ended September 30, 2017, the Company recorded fixed asset impairment charges of $11.9 million, which were related to underperforming Michael Kors retail store locations.
7. Intangible Assets and Goodwill
The following table details the carrying values of the Company’s intangible assets other than goodwill (in millions):

	September 29, 2018	March 31, 2018
Definite-lived intangible assets:
Reacquired Rights	$400.4	$400.4
Trademarks	23.0	23.0
Lease Rights	71.8	80.1
Customer Relationships	215.4	231.3
Total definite-lived intangible assets	710.6	734.8
Less: accumulated amortization	(123.3)	(113.2)
Net definite-lived intangible assets	587.3	621.6

Indefinite-lived intangible assets:
Jimmy Choo brand	571.3	614.1

Total intangible assets, excluding goodwill	$1,158.6	$1,235.7

Goodwill	$796.9	$847.7
Amortization expense for the Company’s definite-lived intangibles assets for the three months ended September 29, 2018 and September 30, 2017 was $8.1 million and $5.0 million, respectively, and was $16.6 million and $10.1 million, respectively, for the six months ended September 29, 2018 and September 30, 2017. During the three and six months ended September 29, 2018, the Company recorded impairment charges of $1.3 million and $1.9 million, respectively, relating to its intangible assets within MK Retail segment. For the three and six months ended September 30, 2017, the Company recorded impairment charges of $4.4 million relating to its intangible assets (See Note 12 for further information). There were no goodwill impairment charges recorded during any of the periods presented.

8. Current Assets and Current Liabilities
Prepaid expenses and other current assets consist of the following (in millions):

	September 29, 2018	March 31, 2018
Prepaid taxes	$126.9	$78.5
Prepaid rent	23.7	22.7
Leasehold incentive receivable	12.2	9.4
Prepaid insurance	5.1	1.5
Unrealized gains on forward foreign currency exchange contracts	4.3	—
Prepaid duties	—	7.0
Other	39.2	28.7
	$211.4	$147.8
Accrued expenses and other current liabilities consist of the following (in millions):

	September 29, 2018	March 31, 2018
Other taxes payable	$60.8	$54.3
Accrued rent	39.8	34.5
Restructuring liability	35.2	44.8
Unrealized loss on forward foreign currency exchange contracts	30.8	7.7
Accrued advertising and marketing	30.6	22.6
Return liabilities	25.9	12.1
Accrued capital expenditures	23.1	26.4
Professional services	21.8	14.1
Gift cards and retail store credits	10.6	16.0
Accrued interest	8.4	8.7
Deferred income	6.0	4.3
Deferred loyalty program liabilities	5.8	2.2
Advance royalties	1.1	4.1
Other	45.9	43.8
	$345.8	$295.6
9. Restructuring and Other Charges
Retail Fleet Optimization Plan
On May 31, 2017, the Company announced that it plans to close between 100 and 125 of its Michael Kors retail stores in order to improve the profitability of its retail store fleet (“Retail Fleet Optimization Plan”). The Company anticipates finalizing the remainder of the planned store closures under the Retail Fleet Optimization Plan by the end of Fiscal 2020. The Company expects to incur approximately $100 - $125 million of one-time costs associated with these store closures. Collectively, the Company anticipates ongoing annual savings of approximately $60 million as a result of store closures and lower depreciation and amortization expense as a result of the impairment charges recorded once these initiatives are completed.

During the six months ended September 29, 2018, the Company closed 19 of its Michael Kors retail stores under the Retail Fleet Optimization Plan, for a total of 66 stores closed since plan inception. Restructuring charges recorded in connection with the Retail Fleet Optimization Plan during the three and six months ended September 29, 2018 were $1.2 million and $5.4 million, respectively. The below table presents a summary of charges recorded in connection with this plan for the MK Retail segment and the Company’s remaining restructuring liability (in millions):

	Severance and benefit costs	Lease-related costs	Total
Balance at March 31, 2018	$0.2	$44.6	$44.8
Additions charged to expense	0.3	5.1	5.4
Balance sheet reclassifications (1)	—	1.1	1.1
Payments	(0.1)	(16.0)	(16.1)
Balance at September 29, 2018	$0.4	$34.8	$35.2

(1)	Primarily consists of reclassification of deferred rent for locations subject to closure to a restructuring liability.

During the three and six months ended September 30, 2017, the Company recorded restructuring charges of $5.9 million under the Retail Fleet Optimization Plan, which were comprised of lease-related charges of $5.3 million and severance and benefit costs of $0.6 million.

Other Restructuring Charges
In addition to the restructuring charges related to the Retail Fleet Optimization Plan, the Company incurred charges of $1.0 million relating to Jimmy Choo lease-related charges during three and six months ended September 29, 2018.
Transaction and Transition Costs
During the three and six months ended September 29, 2018, the Company recorded transaction and transition costs of $16.0 million and $23.1 million, respectively, which included transition costs of $6.8 million and $13.9 million, respectively, in connection with the Jimmy Choo acquisition, as well as transaction costs of $6.5 million and transition costs of $2.7 million recorded in connection with the Company's agreement to acquire Versace during the three and six months ended September 29, 2018.
During the three and six months ended September 30, 2017, the Company recorded transaction costs of $16.1 million and $17.4 million, respectively, in connection with the Jimmy Choo acquisition.
10. Debt Obligations
The following table presents the Company’s debt obligations (in millions):

	September 29, 2018	March 31, 2018
4.000% Senior Notes due 2024	$450.0	$450.0
Revolving Credit Facilities	255.0	200.0
Term Loan	59.0	229.8
Other	0.9	0.9
Total debt	764.9	880.7
Less: Unamortized debt issuance costs	3.4	4.2
Less: Unamortized discount on long-term debt	1.9	2.1
Total carrying value of debt	759.6	874.4
Less: Short-term debt	255.0	200.0
Total long-term debt	$504.6	$674.4

Senior Unsecured Revolving Credit Facility
The 2017 Credit Facility requires the Company to maintain a leverage ratio as of the end of each fiscal quarter of no greater than 3.5 to 1. Such leverage ratio is calculated as the ratio of the sum of total indebtedness as of the date of the measurement plus six times the consolidated rent expense for the last four consecutive fiscal quarters, to Consolidated EBITDAR (as defined below) for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined as consolidated net income plus income tax expense, net interest expense, depreciation and amortization expense, consolidated rent expense and other non-cash charges, subject to certain additions and deductions. The 2017 Credit Facility also includes covenants that limit additional indebtedness, guarantees, liens, acquisitions and other investments and cash dividends that are customary for financings of this type.  As of September 29, 2018, the Company was in compliance with all covenants related to this agreement.
As of September 29, 2018 and March 31, 2018, the Company had borrowings of $255.0 million and $200.0 million, respectively, outstanding under the 2017 Revolving Credit Facility, which were recorded within short-term debt in its consolidated balance sheets. Stand-by letters of credit of $16.1 million were outstanding as of September 29, 2018. At September 29, 2018, the amount available for future borrowings under the 2017 Revolving Credit Facility was $728.9 million.
During the third quarter of Fiscal 2019, the Company repaid the remaining $59.0 million of borrowings outstanding under the Term Loan Facility.
The Company's definitive agreement to acquire Versace entered into on September 24, 2018 (see Note 1) is not subject to financing conditions. The cash portion of the purchase price is expected to be funded by a combination of cash on hand, drawings under the Company’s existing revolving credit facility, and committed underwritten bank term loans from our advisors JPMorgan Chase Bank, N.A. and Barclays, which the Company is in the process of syndicating.
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

At September 29, 2018 and March 31, 2018, the fair values of the Company’s forward foreign currency exchange contracts and net investment hedges were determined using broker quotations, which were calculations derived from observable market information: the applicable currency rates at the balance sheet date and those forward rates particular to the contract at inception. The Company makes no adjustments to these broker obtained quotes or prices, but assesses the credit risk of the counterparty and would adjust the provided valuations for counterparty credit risk when appropriate. The fair values of the forward contracts are included in prepaid expenses and other current assets, and in accrued expenses and other current liabilities in the consolidated balance sheets, depending on whether they represent assets or liabilities to the Company. The fair values of net investment hedges are included in other assets, as detailed in Note 13.
All contracts are measured and recorded at fair value on a recurring basis and are categorized in Level 2 of the fair value hierarchy, as shown in the following table (in millions):

	Fair value at September 29, 2018 using:			Fair value at March 31, 2018 using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets:
Forward foreign currency exchange contracts	$—	$4.3	$—	$—	$—	$—
Net investment hedges	—	6.2	—	—	—	—
Total derivative assets	$—	$10.5	$—	$—	$—	$—

Derivative liabilities:
Forward foreign currency exchange contracts	$—	$30.8	$—	$—	$7.7	$—
Net investment hedges	—	1.6	—	—	—	—
Total derivative liabilities	$—	$32.4	$—	$—	$7.7	$—
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

	September 29, 2018		March 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
4.000% Senior Notes	$444.9	$430.1	$444.5	$448.1
Term Loan	$58.8	$59.4	$229.0	$231.2
Revolving Credit Facilities	$255.0	$255.0	$200.0	$200.0
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

The following tables detail the carrying values and fair values of the Company’s long-lived assets that have been impaired (in millions):

	Three Months Ended September 29, 2018			Six Months Ended September 29, 2018
	Carrying Value Prior to Impairment	Fair Value	Impairment Charge	Carrying Value Prior to Impairment	Fair Value	Impairment Charge
Fixed Assets	$8.8	$3.1	$5.7	$14.2	$4.8	$9.4
Lease Rights	2.0	0.7	1.3	3.4	1.5	1.9
Total	$10.8	$3.8	$7.0	$17.6	$6.3	$11.3

	Three Months Ended September 30, 2017			Six Months Ended September 30, 2017
	Carrying Value Prior to Impairment	Fair Value	Impairment Charge	Carrying Value Prior to Impairment	Fair Value	Impairment Charge
Fixed Assets	$13.4	$1.5	$11.9	$13.4	$1.5	$11.9
Lease Rights	3.6	0.2	3.4	3.6	0.2	3.4
Customer Relationships	1.0	—	1.0	1.0	—	1.0
Total	$18.0	$1.7	$16.3	$18.0	$1.7	$16.3
See Note 6 and Note 7 for additional information.
13. Derivative Financial Instruments
During the first quarter of Fiscal 2019, the Company early-adopted the new hedge accounting guidance prescribed by ASU 2017-12. The cumulative impact of adoption, which related to elimination of ineffectiveness for the Company’s designated forward foreign currency exchange contracts, was recorded within retained earnings as of the beginning of Fiscal 2019. See Note 2 for additional information.
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
On September 25, 2018, in connection with the intended acquisition of Versace, the Company entered into forward foreign currency exchange contracts with a total notional amount of €1.680 billion (approximately $2.001 billion) to mitigate its foreign currency exchange risk through the expected closing date of the acquisition. These derivative contracts were not designated as an accounting hedge. Therefore, the changes in fair value are recorded to foreign currency (gain) loss in the Company’s consolidated statement of operations and comprehensive income for the three and six months ended September 29, 2018.
On July 25, 2017, in connection with the acquisition of Jimmy Choo, which closed on November 1, 2017, the Company entered into a forward foreign currency exchange contract with a notional amount of £1.115 billion (approximately $1.469 billion) to mitigate its foreign currency exchange risk through the date of the acquisition. This derivative contract was not designated as an accounting hedge and was terminated on October 30, 2017. Changes in fair value were recorded to foreign currency (gain) loss in the Company’s consolidated statement of operations and comprehensive income for the three and six months ended September 30, 2017.

Net Investment Hedges
During the six months ended September 29, 2018, the Company entered into fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $390.0 million to hedge its net investment in Euro-denominated subsidiaries and $44.0 million to hedge its net investment in Japanese Yen-denominated subsidiaries against future volatility in the exchange rates between U.S. Dollar and these currencies. Under the terms of these contracts, which mature in November 2024, the Company will exchange the quarterly fixed rate payments made under its Senior Notes for fixed rate payments of 1.472% to 1.585% in Euros and 0.89% in Japanese Yen. These contracts have been designated as net investment hedges.
When a cross-currency swap is used as a hedging instrument in a net investment hedge assessed under the spot method, the cross-currency basis spread is excluded from the assessment of hedge effectiveness and is recognized as a reduction in interest expense in the Company’s consolidated statements of operations and comprehensive income. Accordingly, the Company recorded a reduction in interest expense of $2.5 million and $3.9 million, respectively, during the three and six months ended September 29, 2018.
The following table details the fair value of the Company’s derivative contracts, which are recorded on a gross basis in the consolidated balance sheets as of September 29, 2018 and March 31, 2018 (in millions):

			Fair Values
	Notional Amounts		Assets			Liabilities
	September 29, 2018	March 31, 2018	September 29, 2018		March 31, 2018	September 29, 2018		March 31, 2018
Designated forward currency exchange contracts	$139.4	$161.7	$4.3	(1)	$—	$0.4	(2)	$7.7	(2)
Designated net investment hedge	434.0	—	6.2	(3)	—	1.6	(4)	—
Total designated hedges	$573.4	$161.7	$10.5		$—	$2.0		$7.7
Undesignated forward currency exchange contracts	2,000.8	—	—		—	30.4	(2)	—
Total	$2,574.2	$161.7	$10.5		$—	$32.4		$7.7
____________________________________

(1)	Recorded within prepaid expenses and other current assets in the Company’s consolidated balance sheets.

(2)	Recorded within accrued expenses and other current liabilities in the Company’s consolidated balance sheets.

(3)	Recorded within other assets in the Company’s consolidated balance sheets.

(4)	Recorded within other long-term liabilities in the Company's consolidated balance sheets.
The Company records and presents the fair values of all of its derivative assets and liabilities in its consolidated balance sheets on a gross basis, as shown in the above table. However, if the Company were to offset and record the asset and liability balances for its derivative instruments on a net basis in accordance with the terms of its master netting arrangements, which provide for the right to setoff amounts for similar transactions denominated in the same currencies, the resulting impact as of September 29, 2018 and March 31, 2018 would be as follows (in millions):

	Forward Currency Exchange Contracts		Net Investment Hedges		Acquisition Hedges
	September 29, 2018	March 31, 2018	September 29, 2018	March 31, 2018	September 29, 2018	March 31, 2018
Assets subject to master netting arrangements	$4.3	$—	$6.2	$—	$—	$—
Liabilities subject to master netting arrangements	$0.4	$7.7	$1.6	$—	$17.5	$—
Derivative assets, net	$3.9	$—	$6.2	$—	$—	$—
Derivative liabilities, net	$—	$7.7	$1.6	$—	$30.4	$—
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
The following table summarizes the pre-tax impact of the gains and losses on the Company’s designated forward foreign currency exchange contracts and net investment hedges (in millions):

	Three Months Ended		Six Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	Pre-Tax Gains (Losses) Recognized in OCI	Pre-Tax Loss Recognized in OCI	Pre-Tax Gains Recognized in OCI	Pre-Tax Loss Recognized in OCI
Designated forward foreign currency exchange contracts	$1.0	$(6.0)	$9.7	$(15.3)
Designated net investment hedges	$(0.2)	$—	$4.6	$—
The following table summarizes the impact of the gains and losses within the consolidated statements of operations and comprehensive income related to the designated forward foreign currency exchange contracts for the three and six months ended September 29, 2018 and September 30, 2017 (in millions):

	Three Months Ended
	Pre-Tax (Gain) Loss Reclassified from Accumulated OCI		Location of (Gain) Loss recognized	Total Cost of Sales
	September 29, 2018	September 30, 2017		September 29, 2018	September 30, 2017
Designated forward currency exchange contracts	$2.0	$(1.3)	Cost of Sales	$490.7	$455.8

	Six Months Ended
	Pre-Tax (Gain) Loss Reclassified from Accumulated OCI		Location of (Gain) Loss recognized	Total Cost of Sales
	September 29, 2018	September 30, 2017		September 29, 2018	September 30, 2017
Designated forward currency exchange contracts	$6.9	$(3.2)	Cost of Sales	$942.4	$833.5
The Company expects that substantially all of the amounts currently recorded in accumulated other comprehensive income (loss) for its forward foreign currency exchange contracts will be reclassified into earnings during the next twelve months, based upon the timing of inventory purchases and turnover.
Undesignated Hedges
During the three and six months ended September 29, 2018, the Company recognized a net loss of $30.0 million and $28.9 million, respectively, related to changes in the fair value of undesignated forward foreign currency exchange contracts within foreign currency loss (gain) in the Company’s consolidated statement of operations and comprehensive income, $30.4 million of which related to the derivative contracts entered into during the three months ended September 29, 2018 to mitigate foreign currency exchange risk through the expected closing date of the Versace acquisition.

During the three and six months ended September 30, 2017, the Company recognized net gains of $36.6 million and $35.2 million, respectively, related to changes in the fair value of undesignated forward foreign currency exchange contracts within foreign currency (gain) loss in the Company’s consolidated statement of operations and comprehensive income, $36.7 million of which related to the derivative contract entered into during the three months ended September 30, 2017 to mitigate foreign currency exchange risk through the closing date of the Jimmy Choo acquisition.
14. Shareholders’ Equity
Share Repurchase Program
During the six months ended September 29, 2018 and September 30, 2017, the Company repurchased 1,659,941 shares and 4,543,500 shares, respectively, at a cost of $100.0 million and $157.8 million, respectively, under its $1.0 billion share-repurchase program through open market transactions. As of September 29, 2018, the remaining availability under the Company’s share repurchase program was $542.2 million. Share repurchases may be made in open market or privately negotiated transactions, subject to market conditions, applicable legal requirements, trading transactions under the Company’s insider trading policy and other relevant factors. The program may be suspended or discontinued at any time.
The Company also has in place a “withhold to cover” repurchase program, which allows the Company to withhold ordinary shares from certain executive officers and directors to satisfy minimum tax withholding obligations relating to the vesting of their restricted share unit awards. During the six month periods ended September 29, 2018 and September 30, 2017, the Company withheld 106,002 shares and 91,122 shares, respectively, with a fair value of $7.1 million and $3.1 million, respectively, in satisfaction of minimum tax withholding obligations relating to the vesting of restricted share unit awards.
15. Accumulated Other Comprehensive (Loss) Income
The following table details changes in the components of accumulated other comprehensive income (loss) (“AOCI”), net of taxes for the six months ended September 29, 2018 and September 30, 2017, respectively (in millions):

	Foreign Currency Translation (Losses) Gains (1)	Net Gains (Losses) on Derivatives (2)	Other Comprehensive (Loss) Income Attributable to MKHL	Other Comprehensive (Loss) Income Attributable to Noncontrolling Interest	Total Accumulated Other Comprehensive (Loss) Income
Balance at April 1, 2017	$(86.1)	$5.5	$(80.6)	$(0.3)	$(80.9)
Other comprehensive income (loss) before reclassifications	37.1	(13.2)	23.9	—	23.9
Less: amounts reclassified from AOCI to earnings	—	2.9	2.9	—	2.9
Other comprehensive income (loss), net of tax	37.1	(16.1)	21.0	—	21.0
Balance at September 30, 2017	$(49.0)	$(10.6)	$(59.6)	$(0.3)	$(59.9)

Balance at March 31, 2018	$61.2	$(10.7)	$50.5	$(0.2)	$50.3
Other comprehensive (loss) income before reclassifications	(128.1)	8.7	(119.4)	(0.1)	(119.5)
Less: amounts reclassified from AOCI to earnings	—	(6.0)	(6.0)	—	(6.0)
Other comprehensive (loss) income, net of tax	(128.1)	14.7	(113.4)	(0.1)	(113.5)
Balance at September 29, 2018	$(66.9)	$4.0	$(62.9)	$(0.3)	$(63.2)
_________________________

(1)
Foreign currency translation gains and losses for the six months ended September 29, 2018 and September 30, 2017 include net gains of $8.4 million and net losses of $2.8 million, respectively, on intra-entity transactions that are of a long-term investment nature. Foreign currency translation losses for the six months ended September 29, 2018 include a $105.1 million translation loss relating to the newly acquired Jimmy Choo business and a $3.9 million gain, net of taxes of $0.7 million relating to the Company's net investment hedges.

(2)
Reclassified amounts relate to the Company’s forward foreign currency exchange contracts for inventory purchases and are recorded within cost of goods sold in the Company’s consolidated statements of operations and comprehensive income. Accumulated other comprehensive income related to net gains (losses) on derivative financial instruments as of September 29, 2018 and March 31, 2018 is net of a tax provision of $0.5 million and a tax benefit of $1.4 million, respectively. The amount reclassified from other comprehensive income (loss) for the six months ended September 29, 2018 is net of a tax benefit of $0.9 million. Other comprehensive income (loss) before reclassifications related to derivative financial instruments for the six months ended September 29, 2018 and September 30, 2017 is net of a tax provision of $1.0 million and $2.1 million, respectively. All other tax effects were not material for the periods presented.

16. Share-Based Compensation
The Company issues equity grants to certain employees and directors of the Company at the discretion of the Company’s Compensation and Talent Committee. The Company has two equity plans, one adopted in Fiscal 2008, the Michael Kors (USA), Inc. Stock Option Plan (as amended and restated, the “2008 Plan”), and the other adopted in the third fiscal quarter of Fiscal 2012 and amended and restated with shareholder approval in May 2015, the Michael Kors Holdings Limited Amended and Restated Omnibus Incentive Plan (the “Incentive Plan”). The 2008 Plan only provided for grants of share options and was authorized to issue up to 23,980,823 ordinary shares. As of September 29, 2018, there were no shares available to grant equity awards under the 2008 Plan. The Incentive Plan allows for grants of share options, restricted shares and restricted share units, and other equity awards, and authorizes a total issuance of up to 15,246,000 ordinary shares. At September 29, 2018, there were 6,265,990 ordinary shares available for future grants of equity awards under the Incentive Plan. Option grants issued from the 2008 Plan generally expire ten years from the date of the grant, and those issued under the Incentive Plan generally expire seven years from the date of the grant.
The following table summarizes the Company’s share-based compensation activity during the six months ended September 29, 2018:

	Options	Restricted Shares	Service-Based RSUs	Performance-Based RSUs
Outstanding/Unvested at March 31, 2018	3,796,620	64,148	2,127,517	657,532
Granted	224,582	—	808,512	166,617
Exercised/Vested	(1,521,633)	(53,473)	(590,765)	(105,900)
Decrease due to performance condition	—	—	—	(101,744)
Canceled/forfeited	(24,869)	(429)	(115,419)	(29,477)
Outstanding/Unvested at September 29, 2018	2,474,700	10,246	2,229,845	587,028
The weighted average grant date fair value for options granted during the six months ended September 29, 2018 and September 30, 2017 was $24.49 and $11.59, respectively. The weighted average grant date fair value of service-based and performance-based RSUs granted during the six months ended September 29, 2018 was $67.39 and $67.52, respectively, and $34.94 and $34.68, respectively, during the six months ended September 30, 2017.
The Company uses the Black-Scholes valuation model to estimate the grant date fair value of its share option awards. The following table presents assumptions used to estimate the fair value of options granted during the six months ended September 29, 2018 and September 30, 2017:

	Six Months Ended
	September 29, 2018	September 30, 2017
Expected dividend yield	0.0%	0.0%
Volatility factor	36.9%	36.3%
Weighted average risk-free interest rate	2.8%	1.8%
Expected life of option	4.85 years	4.69 years

Share-Based Compensation Expense
The following table summarizes compensation expense attributable to share-based compensation for the three and six months ended September 29, 2018 and September 30, 2017 (in millions):

	Three Months Ended		Six Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Share-based compensation expense	$13.6	$10.3	$26.4	$21.1
Tax benefit related to share-based compensation expense	$2.8	$3.2	$5.0	$6.8
Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate to date. The estimated value of future forfeitures for equity grants as of September 29, 2018 is approximately $12.7 million.
See Note 16 in the Company’s Fiscal 2018 Annual Report on Form 10-K for additional information relating to the Company’s share-based compensation awards.
17. Income Taxes
The Company’s effective tax rates for the three and six months ended September 29, 2018 are 9.8% and 9.6%, respectively. Such rates differ from the United Kingdom (“U.K.”) federal statutory rate of 19% primarily due to the favorable effects of global financing arrangements and excess tax benefits related to share-based compensation awards. The global financing activities are related to the Company’s 2014 move of its principal executive office from Hong Kong to the U.K. and decision to become a U.K. tax resident. In connection with this decision, the Company funded its international growth strategy through intercompany debt financing arrangements between our U.S., U.K. and Switzerland subsidiaries in December 2015. Due to the difference in the statutory income tax rates between these jurisdictions, the Company realized a lower effective tax rate. The Company’s effective tax rates for the three and six months ended September 30, 2017 were 15.2% and 15.7%, respectively.
As of September 29, 2018 and March 31, 2018, the Company has liabilities related to its uncertain tax positions, including accrued interest, of approximately $124.6 million and $107.4 million, respectively, which are included in other long-term liabilities in the Company’s consolidated balance sheets. The total amount of unrecognized tax benefits relating to the Company’s tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing tax audits and assessments and the expiration of applicable statutes of limitations. The Company anticipates that the balance of gross unrecognized tax benefits, excluding interest and penalties, will be reduced by approximately $37.1 million during the next twelve months, primarily due to an anticipated tax ruling regarding the deductibility of certain capital losses and anticipated audit closures. The outcomes and timing of such events are highly uncertain and changes in the occurrence, expected outcomes and timing of such events could cause the Company’s current estimate to change materially in the future.
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

•
MK Licensing — segment includes royalties and other contributions earned on licensed products and use of the Michael Kors trademarks and rights granted to third parties for the right to operate retail stores and/or sell the Company’s products in certain geographic regions such as Brazil, the Middle East, South Africa, Eastern Europe, certain parts of Asia and Australia.

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

The following table presents the key performance information of the Company’s reportable segments (in millions):

	Three Months Ended		Six Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Total revenue:
MK Retail	$643.9	$645.0	$1,283.4	$1,264.9
MK Wholesale	457.8	463.6	820.6	767.2
MK Licensing	35.4	38.0	62.9	66.9
Michael Kors	1,137.1	1,146.6	2,166.9	2,099.0
Jimmy Choo	116.7	—	289.4	—
Total revenue	$1,253.8	$1,146.6	$2,456.3	$2,099.0

Income from operations:
MK Retail	$67.9	$69.0	$160.4	$161.2
MK Wholesale	130.1	119.6	227.6	163.1
MK Licensing	9.8	10.5	18.9	24.2
Michael Kors	207.8	199.1	406.9	348.5
Jimmy Choo	(18.4)	—	(2.3)	—
Income from operations	$189.4	$199.1	$404.6	$348.5
Depreciation and amortization expense for each segment are as follows (in millions):

	Three Months Ended		Six Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Depreciation and amortization:
MK Retail	$31.3	$33.1	$64.6	$65.1
MK Wholesale	12.7	14.6	26.5	29.6
MK Licensing	0.5	0.6	1.1	1.2
Michael Kors	44.5	48.3	92.2	95.9
Jimmy Choo	8.2	—	16.4	—
Total depreciation and amortization	$52.7	$48.3	$108.6	$95.9
During the three and six months ended September 29, 2018, the Company recorded impairment charges relating to Michael Kors retail operations of $5.7 million and $10.0 million, respectively, and restructuring and other charges of $17.2 million and $28.5 million, respectively. During the three months ended September 29, 2018, the Company recorded impairment charges relating to Jimmy Choo retail operations of $1.3 million and restructuring and other charges of $1.0 million. See Note 9 and 12 for additional information. During the three and six months ended September 30, 2017, the Company recorded impairment charges of $16.3 million and restructuring and other charges of $22.0 million and $23.3 million relating to its Michael Kors retail operations.
Total revenue (based on country of origin), and long-lived assets by geographic location are as follows (in millions):

	Three Months Ended		Six Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Total revenue:
The Americas (U.S., Canada and Latin America) (1)	$792.7	$751.9	$1,510.9	$1,386.0
EMEA	289.2	270.7	591.0	471.9
Asia	171.9	124.0	354.4	241.1
Total revenue	$1,253.8	$1,146.6	$2,456.3	$2,099.0

	As of
	September 29, 2018	March 31, 2018
Long-lived assets, excluding goodwill:
The Americas (U.S., Canada and Latin America)(1)	$311.6	$327.3
EMEA	965.4	1,050.3
Asia	433.6	441.3
Total long-lived assets, excluding goodwill	$1,710.6	$1,818.9
_________________________

(1)
Total revenue earned in the U.S. were $736.7 million and $1.405 billion for the three and six months ended September 29, 2018 and $694.0 million and $1.281 billion for the three and six months ended September 30, 2017. Long-lived assets located in the U.S. as of September 29, 2018 and March 31, 2018 were $286.0 million and $303.3 million, respectively.

The following table presents the Company’s goodwill by reportable segment (in millions):

	As of
	September 29, 2018	March 31, 2018
MK Retail	$91.9	$91.9
MK Wholesale	25.9	25.9
MK Licensing	1.9	1.9
Jimmy Choo	677.2	728.0
Total goodwill	$796.9	$847.7
19. Non-cash Investing Activities
Significant non-cash investing activities during the six months ended September 29, 2018 included a $30.4 million unrealized loss related to the forward foreign currency exchange derivative contracts entered into to mitigate the Company’s foreign currency exchange risk through the expected closing date of the announced Versace acquisition (see Note 13 for additional information).
Significant non-cash investing activities during the six months ended September 30, 2017 included a $36.7 million unrealized gain related to a forward foreign currency exchange derivative contract to hedge the transaction price for the Jimmy Choo acquisition (see Note 4 and Note 13 for additional information).
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
We operate in four reportable segments, which are as follows:

•
MK Retail — includes sales of Michael Kors products from 398 retail stores in the Americas (including concessions) and 456 international retail stores (including concessions) throughout Europe and certain parts of Asia as of September 29, 2018, as well as from Michael Kors e-commerce sites.

•
MK Wholesale — includes wholesale sales of Michael Kors products through 1,296 department store doors and 851 specialty store doors in the Americas and through 1,163 specialty store doors and 203 department store doors internationally as of September 29, 2018. MK Wholesale also includes revenues from sales of Michael Kors products to geographic licensees.

•
MK Licensing — includes royalties and other contributions earned on licensed products and use of the Michael Kors trademarks and rights granted to third parties for the right to operate retail stores and/or sell the Company’s products in certain geographic regions.

•
Jimmy Choo — includes worldwide sales of Jimmy Choo products from 204 retail stores (including concessions) and Jimmy Choo e-commerce sites, through 616 wholesale doors, as well as through product and geographic licensing arrangements, as of September 29, 2018.

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
As mentioned above, on November 1, 2017, we acquired Jimmy Choo for a total transaction value of $1.447 billion. Jimmy Choo has a rich history as a leading global luxury house, renowned for its glamorous and fashion-forward footwear, and is an excellent complement to the Michael Kors brand. On September 24, 2018, we entered into a definitive agreement to acquire all of the outstanding shares of Italian luxury fashion house Gianni Versace S.p.A. (“Versace”) for a total enterprise value of €1.83 billion (or approximately $2.12 billion), subject to certain adjustments.The transaction is subject to customary closing conditions and is expected to close during the fourth quarter of Fiscal 2019. Versace is one of the leading international fashion design houses and a symbol of Italian luxury worldwide. It designs, manufactures, distributes and retails fashion and lifestyle products including haute couture, apparel, accessories, jewelry, watches, eyewear, fragrances, and home furnishings. We believe that these combinations significantly strengthen our future growth opportunities, while also increasing both product and geographic diversification. However, there are risks associated with new acquisitions and the anticipated benefits of acquisitions on our financial results may not be in line with our expectations.
We also intend to continue to increase our international presence and global brand recognition by growing our existing international operations, through acquisitions, the formation of various joint ventures with international partners and continuing with our international licensing arrangements. We feel this is an efficient method for continued penetration into the global luxury goods market, especially for markets where we have yet to establish a substantial presence. In addition, our growth strategy includes assuming direct control of certain licensed international operations to better manage our growth opportunities in the related regions.
See Note 4 to the accompanying consolidated financial statements for additional information regarding our recent acquisitions.

Channel Shift and Demand for Our Accessories and Related Merchandise. Our performance is affected by trends in the luxury goods industry, as well as shifts in demographics and changes in lifestyle preferences. Although the overall consumer spending for personal luxury products has recently increased, consumer shopping preferences have continued to shift from physical stores to on-line shopping. We currently expect that this trend will continue in the foreseeable future. We continue to adjust our operating strategy to the changing business environment. We are continuing to make progress toward our previously announced plan to close between 100 and 125 of our Michael Kors retail stores in order to improve the profitability of our Michael Kors retail store fleet (“Retail Fleet Optimization Plan”), with 66 stores closed since the plan's inception. We continue to expect to incur a total of approximately $100 - $125 million of one-time costs associated with these store closures. During the six months ended September 29, 2018, we closed 19 of our Michael Kors retail stores under the Retail Fleet Optimization Plan and recorded related restructuring charges of $5.4 million during the six months ended September 29, 2018. We currently anticipate finalizing the remainder of the planned store closures under the Retail Fleet Optimization Plan by the end of Fiscal 2020. Collectively, we continue to anticipate ongoing annual savings of approximately $60 million as a result of the store closures and lower depreciation and amortization associated with the impairment charges recorded once these initiatives are completed.
Foreign currency fluctuation. Our consolidated operations are impacted by the relationships between our reporting currency, the U.S. dollar, and those of our non-U.S. subsidiaries whose functional/local currency is other than the U.S. dollar. During the three months ended September 29, 2018, our results have been negatively impacted by the declines in value of the Canadian Dollar, the Chinese Renminbi and the Euro relative to the U.S. Dollar of 4%, 2% and 1% respectively, as compared to the three months ended September 30, 2017. During the six months ended September 29, 2018, our results have been positively impacted by the strengthening of the Euro and the Chinese Renminbi relative to the U.S. Dollar of 4% and 3%, respectively, as compared to the six months ended September 30, 2017. We continue to expect volatility in the global foreign currency exchange rates, which may have a negative impact on the reported results of certain of our non-U.S. subsidiaries in the future, when translated to U.S. Dollars.
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
Segment Information
We generate revenue through four business segments: MK Retail, MK Wholesale, MK Licensing and Jimmy Choo. The following table presents our total revenue and income from operations by segment for the three and six months ended September 29, 2018 and September 30, 2017 (in millions):

	Three Months Ended		Six Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Total revenue:
MK Retail	$643.9	$645.0	$1,283.4	$1,264.9
MK Wholesale	457.8	463.6	820.6	767.2
MK Licensing	35.4	38.0	62.9	66.9
Michael Kors	1,137.1	1,146.6	2,166.9	2,099.0
Jimmy Choo	116.7	—	289.4	—
Total revenue	$1,253.8	$1,146.6	$2,456.3	$2,099.0

Income from operations:
MK Retail	$67.9	$69.0	$160.4	$161.2
MK Wholesale	130.1	119.6	227.6	163.1
MK Licensing	9.8	10.5	18.9	24.2
Michael Kors	207.8	199.1	406.9	348.5
Jimmy Choo	(18.4)	—	(2.3)	—
Income from operations	$189.4	$199.1	$404.6	$348.5
MK Retail
We have four primary Michael Kors retail store formats: “Collection” stores, “Lifestyle” stores, outlet stores and e-commerce, through which we sell our products, as well as licensed products bearing our name, directly to the end consumer throughout the Americas (United States (“U.S.”), Canada and Latin America, excluding Brazil), Europe and certain parts of Asia. In addition to these four retail formats, we operate concessions in a select number of department stores. Michael Kors “Collection” stores are located in highly prestigious shopping areas, while Michael Kors “Lifestyle” stores are located in well-populated commercial shopping locations and leading regional shopping centers. Michael Kors outlet stores, which are generally in outlet centers, extend our reach to additional consumer groups. Michael Kors e-commerce business includes e-commerce sites in the U.S., Canada, certain parts of Europe, China, Japan and South Korea.

The following table presents the change in our global network of Michael Kors retail stores and revenue for the MK Retail segment by geographic location for the three and six months ended September 29, 2018 and September 30, 2017 (dollars in millions):

	Three Months Ended		Six Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Full price retail stores including concessions:
Number of stores	594	620	594	620
Increase (decrease) during period	1	—	(2)	6
Percentage (decrease) increase vs. prior year	(4.2)%	6.3%	(4.2)%	6.3%
Total gross square footage	1,351,549	1,430,018	1,351,549	1,430,018
Average square footage per store	2,275	2,306	2,275	2,306

Outlet stores:
Number of stores	260	223	260	223
Increase during period	6	5	27	10
Percentage increase vs. prior year	16.6%	9.3%	16.6%	9.3%
Total gross square footage	1,109,063	889,102	1,109,063	889,102
Average square footage per store	4,266	3,987	4,266	3,987

MK Retail revenue - the Americas	$394.9	$385.5	$797.1	$777.6
MK Retail revenue - Europe	$139.2	$154.2	$258.7	$276.3
MK Retail revenue - Asia	$109.8	$105.3	$227.6	$211.0
The following table presents our Michael Kors retail stores by geographic location:

	As of
	September 29, 2018	September 30, 2017
Store count by region:
The Americas	398	398
Europe	195	201
Asia	261	244
Total	854	843
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

The following table presents the change in our global network of Michael Kors wholesale doors, as well as revenue for our MK Wholesale segment by geographic location during the three and six months ended September 29, 2018 and September 30, 2017 (dollars in millions):

	Three Months Ended		Six Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Number of full-price wholesale doors	3,513	3,618	3,513	3,618
Increase (decrease) during period	43	59	(31)	11

MK Wholesale revenue - the Americas	$354.3	$340.4	$629.4	$567.6
MK Wholesale revenue - EMEA	$80.9	$104.5	$149.3	$169.5
MK Wholesale revenue - Asia	$22.6	$18.7	$41.9	$30.1
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
Jimmy Choo
The Jimmy Choo business was acquired and consolidated beginning on November 1, 2017. We generate revenue through the sale of Jimmy Choo luxury goods to end clients through directly operated Jimmy Choo stores throughout North America (U.S. and Canada), EMEA and certain parts of Asia, through our e-commerce sites, as well as through wholesale sales of luxury goods to distribution partners (including geographic licensing arrangements that allow third parties to use the Jimmy Choo tradenames in connection with retail and/or wholesale sales of Jimmy Choo branded products in specific geographic regions), multi-brand department stores and specialty stores worldwide. In addition, revenue is generated through product licensing agreements, which allow third parties to use the Jimmy Choo brand name and trademarks in connection with the manufacturing and sale of fragrances, sunglasses and eyewear, as well as through geographic licensing arrangements, which allow third parties to use the Jimmy Choo tradenames in connections with the retail and/or wholesale sales of our Jimmy Choo branded products in specific geographic regions.

The following table presents our global network of Jimmy Choo retail stores and wholesale doors as of September 29, 2018:

September 29, 2018
Store count:
Full-price retail stores including concessions	168
Outlet stores	36
Total stores	204

Number of full-price wholesale doors	616

The following table presents Jimmy Choo revenue by geographic location (in millions):

	Three Months Ended	Six Months Ended
	September 29, 2018	September 29, 2018
Jimmy Choo revenue:
The Americas	$20.4	$46.0
EMEA	56.8	158.5
Asia	39.5	84.9
Total Jimmy Choo revenue	$116.7	$289.4
Key Consolidated Performance Indicators and Statistics
We use a number of key indicators of operating results to evaluate our Company’s performance, including the following (dollars in millions):

	Three Months Ended		Six Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Total revenue	$1,253.8	$1,146.6	$2,456.3	$2,099.0
Decrease in Michael Kors comparable store sales	(2.1)%	(1.8)%	(1.0)%	(3.8)%
Gross profit as a percent of total revenue	60.9%	60.2%	61.6%	60.3%
Income from operations	$189.4	$199.1	$404.6	$348.5
Income from operations as a percent of total revenue	15.1%	17.4%	16.5%	16.6%
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
Restructuring and other charges includes store closure costs recorded in connection with the Retail Fleet Optimization Plan and other restructuring initiatives, as well as transaction and transition costs recorded in connection with our acquisition of Jimmy Choo and our agreement to acquire Versace (see Note 1, Note 4 and Note 9 to the accompanying consolidated financial statements for additional information).
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
Foreign currency loss (gain) includes net gains or losses related to the mark-to-market (fair value) on our forward currency contracts not designated as accounting hedges, including acquisition-related contracts, and unrealized income or loss from the re-measurement of monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries.
Noncontrolling interest represents the portion of the equity ownership in the Michael Kors Latin American joint venture, MK (Panama) Holdings, S.A. and subsidiaries (“MK Panama”), as well as the portion of the equity ownership in the Jimmy Choo Middle East Joint Venture, JC Industry S.r.L (“JCI”), and JC Gulf Trading LLC (“JC Gulf”), which is not attributable to our Company.

Results of Operations
Comparison of the three months ended September 29, 2018 with the three months ended September 30, 2017
The following table details the results of our operations for the three months ended September 29, 2018 and September 30, 2017, and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Three Months Ended		$ Change	% Change	% of Total Revenue for the Three Months Ended
	September 29, 2018	September 30, 2017			September 29, 2018	September 30, 2017
Statements of Operations Data:
Total revenue	$1,253.8	$1,146.6	$107.2	9.3%
Cost of goods sold	490.7	455.8	34.9	7.7%	39.1%	39.8%
Gross profit	763.1	690.8	72.3	10.5%	60.9%	60.2%
Selling, general and administrative expenses	495.8	405.1	90.7	22.4%	39.5%	35.3%
Depreciation and amortization	52.7	48.3	4.4	9.1%	4.2%	4.2%
Impairment of long-lived assets	7.0	16.3	(9.3)	(57.1)%	0.6%	1.4%
Restructuring and other charges (1)	18.2	22.0	(3.8)	(17.3)%	1.5%	1.9%
Total operating expenses	573.7	491.7	82.0	16.7%	45.8%	42.9%
Income from operations	189.4	199.1	(9.7)	(4.9)%	15.1%	17.4%
Other income, net	(1.5)	(0.3)	(1.2)	NM	0.1%	—%
Interest expense, net	5.9	0.8	5.1	NM	0.5%	0.1%
Foreign currency loss (gain)	33.0	(40.5)	73.5	NM	2.6%	(3.5)%
Income before provision for income taxes	152.0	239.1	(87.1)	(36.4)%	12.1%	20.9%
Provision for income taxes	14.9	36.4	(21.5)	(59.1)%	1.2%	3.2%
Net income	137.1	202.7	(65.6)	(32.4)%
Less: Net loss attributable to noncontrolling interest	(0.5)	(0.2)	(0.3)	NM
Net income attributable to MKHL	$137.6	$202.9	$(65.3)	(32.2)%
___________________
NM Not meaningful

(1)
Includes store closure costs recorded in connection with the Retail Fleet Optimization Plan and other restructuring initiatives, transition costs recorded in connection with our acquisition of Jimmy Choo and transaction and transition costs recorded in connection with our agreement to acquire Versace (see Note 1, Note 4 and Note 9 to the accompanying consolidated financial statements).

Total Revenue
Total revenue increased $107.2 million, or 9.3%, to $1.254 billion for the three months ended September 29, 2018, compared to $1.147 billion for the three months ended September 30, 2017, which included net unfavorable foreign currency effects of approximately $6.1 million, primarily related to the weakening of the Canadian Dollar, the Euro and the Chinese Renminbi against the U.S. Dollar during the three months ended September 29, 2018 as compared to the same prior year period. Total revenue for the three months ended September 29, 2018 includes approximately $116.7 million of incremental revenue attributable to Jimmy Choo, which was acquired and consolidated into the Company’s results of operations effective November 1, 2017.

The following table details revenues for our four business segments (dollars in millions):

	Three Months Ended			% Change		% of Total Revenue for the Three Months Ended
	September 29, 2018	September 30, 2017	$ Change	As Reported	Constant Currency	September 29, 2018	September 30, 2017
Total revenue:
MK Retail	$643.9	$645.0	$(1.1)	(0.2)%	0.5%	51.4%	56.3%
MK Wholesale	457.8	463.6	(5.8)	(1.3)%	(0.9)%	36.5%	40.4%
MK Licensing	35.4	38.0	(2.6)	(6.8)%	(6.8)%	2.8%	3.3%
Michael Kors	1,137.1	1,146.6	(9.5)	(0.8)%	(0.3)%	90.7%	100%
Jimmy Choo	116.7	—	116.7	NM	NM	9.3%	—%
Total revenue	$1,253.8	$1,146.6	$107.2	9.3%	9.9%
MK Retail
Revenue from our Michael Kors retail stores decreased $1.1 million, or 0.2%, to $643.9 million for the three months ended September 29, 2018, compared to $645.0 million for the three months ended September 30, 2017, which included net unfavorable foreign currency effects of $4.5 million.
During the three months ended September 29, 2018, our comparable store sales decreased $11.3 million, or 2.1%, primarily attributable to lower sales from our women’s accessories, watches and jewelry product categories, offset in part by higher sales from women’s footwear and apparel. Our comparable store sales benefited approximately 190 basis points from the inclusion of e-commerce sales in comparable store sales. Our comparable store sales included net unfavorable foreign currency effects of approximately $3.9 million. On a constant currency basis, our comparable store sales decreased $7.4 million, or 1.3%.
Our non-comparable store sales increased $10.2 million during the three months ended September 29, 2018. The increase in non-comparable store sales was primarily attributable to a net increase of 11 stores to 854 Michael Kors retail stores as of September 29, 2018, as well as due to newly renovated and expanded stores.
MK Wholesale
Revenue from our Michael Kors wholesale customers decreased $5.8 million, or 1.3%, to $457.8 million for the three months ended September 29, 2018, compared to $463.6 million for the three months ended September 30, 2017. The decrease in our wholesale revenue was primarily attributable to lower sales of accessories and women's apparel, partially offset by increased sales of footwear during the three months ended September 29, 2018, compared to the three months ended September 30, 2017.
MK Licensing
Royalties earned on our Michael Kors licensing agreements decreased $2.6 million, or 6.8%, to $35.4 million for the three months ended September 29, 2018, compared to $38.0 million for the three months ended September 30, 2017. This decrease was primarily attributable to lower licensing revenues related to the sales of fashion watches and jewelry, largely offset by higher licensing revenues related to sales of Michael Kors ACCESS smartwatches.
Jimmy Choo
The Jimmy Choo business acquired on November 1, 2017 contributed approximately $116.7 million to total revenue for the three months ended September 29, 2018.

Gross Profit
Gross profit increased $72.3 million, or 10.5%, to $763.1 million for the three months ended September 29, 2018, compared to $690.8 million for the three months ended September 30, 2017, which included net unfavorable foreign currency effects of $3.4 million. Gross profit as a percentage of total revenue increased 70 basis points to 60.9% during the three months ended September 29, 2018, compared to 60.2% during the three months ended September 30, 2017. The increase in our gross profit margin was primarily attributable to the inclusion of Jimmy Choo, which benefited our gross margin 100 basis points, as well as an increase in gross profit margin from our MK Wholesale Segment of 130 basis points, primarily driven by lower costs of goods, partially offset by unfavorable geographic mix during three months ended September 29, 2018, as compared to the three months ended September 30, 2017. The increase in our gross profit margin was offset in part by a decrease in our gross profit margin from our MK Retail Segment of 150 basis points, primarily driven by increased markdowns, partially offset by lower cost of goods.
Total Operating Expenses
Total operating expenses increased $82.0 million, or 16.7%, to $573.7 million during the three months ended September 29, 2018, compared to $491.7 million for the three months ended September 30, 2017, which included incremental operating expenses of $100.8 million associated with the recently acquired Jimmy Choo business. Our operating expenses included a net favorable foreign currency impact of approximately $3.0 million. Total operating expenses increased to 45.8% as a percentage of total revenue for the three months ended September 29, 2018, compared to 42.9% for the three months ended September 30, 2017. The components that comprise total operating expenses are explained below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $90.7 million, or 22.4%, to $495.8 million during the three months ended September 29, 2018, compared to $405.1 million for the three months ended September 30, 2017. The increase in selling, general and administrative expenses was primarily due to the following:

•	incremental costs of $83.9 million associated with the recently acquired Jimmy Choo business, which has been consolidated in our operations beginning on November 1, 2017; and

•	an increase of $10.8 million in Michael Kors retail store-related costs, primarily comprised of increased advertising costs of $6.9 million.
Selling, general and administrative expenses as a percentage of total revenue increased to 39.5% for the three months ended September 29, 2018, compared to 35.3% for the three months ended September 30, 2017, primarily due to the inclusion of expenses associated with the Jimmy Choo business, increased retail store-related costs and increased corporate expenses as a percentage of total revenue during the three months ended September 29, 2018, as compared to the three months ended September 30, 2017.
Depreciation and Amortization
Depreciation and amortization increased $4.4 million, or 9.1%, to $52.7 million during the three months ended September 29, 2018, compared to $48.3 million for the three months ended September 30, 2017. The increase in depreciation and amortization expense was primarily attributable to incremental depreciation and amortization expense of $8.2 million attributable to our Jimmy Choo business (including amortization of purchase accounting adjustments), partially offset by lower depreciation due to previously recorded fixed asset impairment charges. Depreciation and amortization as a percentage of total revenue was flat at 4.2% during the three months ended September 29, 2018 and the three months ended September 30, 2017.
Impairment of Long-Lived Assets
During the three months ended September 29, 2018, we recognized long-lived asset impairment charges of $7.0 million, which were primarily comprised of $5.7 million of impairment charges related to underperforming Michael Kors retail store locations, some of which will be closed as part of our previously announced Retail Fleet Optimization Plan (see Note 9 and Note 12 to the accompanying consolidated financial statements for additional information). During the three months ended September 30, 2017, we recognized long-lived asset impairment charges of approximately $16.3 million, which were related to underperforming Michael Kors retail store locations, some of which related to closures as part of our Retail Fleet Optimization Plan.

Restructuring and Other Charges
During the three months ended September 29, 2018, we recognized restructuring and other charges of $18.2 million, which included restructuring charges of $2.2 million, primarily recorded in connection with our Retail Fleet Optimization Plan (see Note 9 to the accompanying consolidated financial statements for additional information) and transaction and transition costs of $16.0 million. The transaction and transition costs recorded during the three months ended September 29, 2018 included $6.8 million of transition costs recorded in connection with the Jimmy Choo acquisition and $9.2 million of transaction and transition costs related to our agreement to acquire Versace.
During the three months ended September 30, 2017, we recognized restructuring and other charges of $22.0 million in connection with our Retail Fleet Optimization Plan, which included restructuring costs of $5.9 million in connection with our Retail Fleet Optimization Plan and transaction and transition costs of $16.1 million in connection with the Jimmy Choo acquisition.
Income from Operations
As a result of the foregoing, income from operations decreased $9.7 million, or 4.9%, to $189.4 million during three months ended ended September 29, 2018, compared to $199.1 million for the three months ended September 30, 2017. Income from operations as a percentage of total revenue decreased to 15.1% during the three months ended September 29, 2018, compared to 17.4% for the three months ended September 30, 2017.
The following table details income from operations for our four business segments (dollars in millions):

	Three Months Ended				% of Total Revenue for the Three Months Ended
	September 29, 2018	September 30, 2017	$ Change	% Change	September 29, 2018	September 30, 2017
Income from operations:
MK Retail	$67.9	$69.0	$(1.1)	(1.6)%	10.5%	10.7%
MK Wholesale	130.1	119.6	10.5	8.8%	28.4%	25.8%
MK Licensing	9.8	10.5	(0.7)	(6.7)%	27.7%	27.6%
Michael Kors	207.8	199.1	8.7	4.4%	18.3%	17.4%
Jimmy Choo	(18.4)	—	(18.4)	NM	(15.8)%	—%
Income from operations	$189.4	$199.1	$(9.7)	(4.9)%	15.1%	17.4%
MK Retail
Income from operations for our MK Retail segment decreased $1.1 million, or 1.6%, to $67.9 million during the three months ended September 29, 2018, compared to $69.0 million for the three months ended September 30, 2017. Income from operations as a percentage of retail revenue decreased 20 basis points from 10.7% for the three months ended September 30, 2017, to 10.5% during the three months ended September 29, 2018. The decrease in income from operations as a percentage of retail revenue was primarily due to a decrease in gross profit margin of 150 basis points, as previously discussed, largely offset by a decrease in operating expenses of 130 basis points. The decrease in operating expenses as a percentage of total revenue was primarily due to lower impairment and restructuring charges, offset in part by increased retail store related costs.
MK Wholesale
Income from operations for our MK Wholesale segment increased $10.5 million, or 8.8%, to $130.1 million during the three months ended September 29, 2018, compared to $119.6 million for the three months ended September 30, 2017. Income from operations as a percentage of wholesale revenue increased approximately 260 basis points from 25.8% for the three months ended September 30, 2017 to 28.4% during the three months ended September 29, 2018, which was attributable to an increase in our wholesale gross profit margin of approximately 130 basis points, as previously discussed, as well as a 130 basis point decrease in operating expenses as a percentage of wholesale revenue. The decrease in operating expenses as a percentage of total revenue was largely due to decreased distribution and selling costs.

MK Licensing
Income from operations for our MK Licensing segment decreased $0.7 million, or 6.7%, to $9.8 million during the three months ended September 29, 2018, compared to $10.5 million for the three months ended September 30, 2017. Income from operations as a percentage of licensing revenue increased slightly from 27.6% during the three months ended September 30, 2017 to 27.7% during the three months ended September 29, 2018.
Jimmy Choo
The Jimmy Choo business acquired on November 1, 2017 recorded a net loss from operations of $18.4 million for the three months ended September 29, 2018 (after amortization of non-cash purchase accounting adjustments and transition related costs).
Interest Expense, net
Interest expense, net increased $5.1 million to $5.9 million during the three months ended September 29, 2018, compared to $0.8 million for the three months ended September 30, 2017, primarily due to higher interest expense from long-term borrowings used to finance the acquisition of Jimmy Choo (see Note 10 to the accompanying consolidated financial statements for additional information). This increase was partially offset by a $2.5 million reduction to interest expense related to the cross-currency swap used in the net investment hedge during the three months ended September 29, 2018 (see Note 13 to the accompanying consolidated financial statements for additional information).
Foreign Currency Loss (Gain)
During the three months ended September 29, 2018, we recognized a net foreign currency loss of $33.0 million, primarily attributable to a $30.4 million unrealized loss related to a forward foreign currency exchange derivative contract entered into to mitigate foreign currency exchange risk through the expected closing date of the Versace acquisition.
During the three months ended September 30, 2017, we recognized a net foreign currency gain of $40.5 million, primarily attributable to a $36.7 million unrealized gain related to a forward foreign currency exchange derivative contract to hedge the transaction price of the Jimmy Choo business, as well as net gains on the revaluation and settlement of certain of our accounts payable in currencies other than the functional currency of the applicable reporting units, as well as the remeasurement of dollar-denominated intercompany loans with certain of our subsidiaries (see Note 13 to the accompanying consolidated financial statements for additional information).
Provision for Income Taxes
We recognized $14.9 million of income tax expense during the three months ended September 29, 2018, compared to $36.4 million for the three months ended September 30, 2017. Our effective tax rate for the three months ended September 29, 2018, was 9.8%, compared to 15.2% for the three months ended September 30, 2017. The decrease in our effective tax rate was primarily due to tax benefits associated with share-based compensation and the favorable impact of the Tax Cuts and Jobs Act enacted on December 22, 2017, which lowered the U.S. statutory federal tax rate for Fiscal 2019 to 21%. This decrease was partially offset by a lower favorable effect of our global financing activities during the three months ended September 29, 2018, compared to three months ended September 30, 2017. The global financing activities are related to our previously disclosed 2014 move of our principal executive office from Hong Kong to the United Kingdom (“U.K.”) and decision to become a U.K. tax resident. In connection with this decision, we funded our international growth strategy through intercompany debt financing arrangements between our U.S., U.K. and Switzerland subsidiaries in December 2015. Accordingly, due to the difference in the statutory income tax rates between these jurisdictions, we realized a lower effective tax rate.
Our effective tax rate may fluctuate from time to time due to the effects of changes in U.S. state and local taxes and tax rates in foreign jurisdictions. In addition, factors such as the geographic mix of earnings, enacted tax legislation and the results of various global tax strategies, may also impact our effective tax rate in future periods.
Net Loss Attributable to Noncontrolling Interest
During the three months ended September 29, 2018 and September 30, 2017, we recorded net losses attributable to the noncontrolling interest in our joint ventures of $0.5 million and $0.2 million, respectively. These losses represent the share of income that is not attributable to the Company.

Net Income Attributable to MKHL
As a result of the foregoing, our net income attributable to MKHL decreased $65.3 million, or 32.2%, to $137.6 million during the three months ended September 29, 2018, compared to $202.9 million for the three months ended September 30, 2017.
Results of Operations
Comparison of the six months ended September 29, 2018 with the six months ended September 30, 2017
The following table details the results of our operations for the six months ended September 29, 2018 and September 30, 2017, and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Six Months Ended		$ Change	% Change	% of Total Revenue for the Six Months Ended
	September 29, 2018	September 30, 2017			September 29, 2018	September 30, 2017
Statements of Operations Data:
Total revenue	$2,456.3	$2,099.0	$357.3	17.0%
Cost of goods sold	942.4	833.5	108.9	13.1%	38.4%	39.7%
Gross profit	1,513.9	1,265.5	248.4	19.6%	61.6%	60.3%
Selling, general and administrative expenses	959.9	781.5	178.4	22.8%	39.1%	37.2%
Depreciation and amortization	108.6	95.9	12.7	13.2%	4.4%	4.6%
Impairment of long-lived assets	11.3	16.3	(5.0)	(30.7)%	0.5%	0.8%
Restructuring and other charges (1)	29.5	23.3	6.2	26.6%	1.2%	1.1%
Total operating expenses	1,109.3	917.0	192.3	21.0%	45.2%	43.7%
Income from operations	404.6	348.5	56.1	16.1%	16.5%	16.6%
Other income, net	(2.3)	(0.9)	(1.4)	NM	0.1%	—%
Interest expense, net	13.4	1.9	11.5	NM	0.5%	0.1%
Foreign currency loss (gain)	35.9	(41.7)	77.6	NM	1.5%	(2.0)%
Income before provision for income taxes	357.6	389.2	(31.6)	(8.1)%	14.6%	18.5%
Provision for income taxes	34.3	61.0	(26.7)	(43.8)%	1.4%	2.9%
Net income	323.3	328.2	(4.9)	(1.5)%
Less: Net loss attributable to noncontrolling interest	(0.7)	(0.2)	(0.5)	NM
Net income attributable to MKHL	$324.0	$328.4	$(4.4)	(1.3)%
___________________
NM Not meaningful

(1)
Includes store closure costs recorded in connection with the Retail Fleet Optimization Plan and other restructuring initiatives, transition costs recorded in connection with our acquisition of Jimmy Choo and transaction and transition costs recorded in connection with our agreement to acquire Versace (see Note 1, Note 4 and Note 9 to the accompanying consolidated financial statements).

Total Revenue
Total revenue increased $357.3 million, or 17.0%, to $2.456 billion for the six months ended September 29, 2018, compared to $2.099 billion for the six months ended September 30, 2017, which included net favorable foreign currency effects of approximately $14.0 million primarily related to the strengthening of the Euro and the Chinese Renminbi against the U.S. Dollar during the six months ended September 29, 2018, as compared to the same prior year period. Total revenue for the six months ended September 29, 2018 includes approximately $289.4 million of incremental revenue attributable to Jimmy Choo, which was acquired and consolidated into the Company's results of operations effective November 1, 2017. In addition, the increase in revenue was due to higher revenues from our MK Wholesale and MK Retail segments.

The following table details revenues for our four business segments (dollars in millions):

	Six Months Ended			% Change		% of Total Revenue for the Six Months Ended
	September 29, 2018	September 30, 2017	$ Change	As Reported	Constant Currency	September 29, 2018	September 30, 2017
Total revenue:
MK Retail	$1,283.4	$1,264.9	$18.5	1.5%	0.6%	52.2%	60.3%
MK Wholesale	820.6	767.2	53.4	7.0%	6.5%	33.4%	36.5%
MK Licensing	62.9	66.9	(4.0)	(6.0)%	(6.0)%	2.6%	3.2%
Michael Kors	2,166.9	2,099.0	67.9	3.2%	2.6%	88.2%	100%
Jimmy Choo	289.4	—	289.4	NM	NM	11.8%	—%
Total revenue	$2,456.3	$2,099.0	$357.3	17.0%	16.4%
MK Retail
Revenue from our Michael Kors retail stores increased $18.5 million, or 1.5%, to $1.283 billion for the six months ended September 29, 2018, compared to $1.265 billion for the six months ended September 30, 2017, which included net favorable foreign currency effects of $10.5 million.
During the six months ended September 29, 2018, our comparable store sales decreased $10.4 million, or 1.0%, primarily attributable to lower sales from our women’s accessories, watches and jewelry product categories, offset in part by higher sales from women’s footwear and apparel. Our comparable store sales benefited approximately 220 basis points from the inclusion of e-commerce sales in comparable store sales. Our comparable store sales included net favorable foreign currency effects of approximately $8.6 million. On a constant currency basis, our comparable store sales decreased $19.0 million, or 1.7%.
Our non-comparable store sales increased $28.9 million during the six months ended September 29, 2018. The increase in non-comparable store sales was primarily attributable to operating an additional 11 stores to 854 Michael Kors retail stores as of September 29, 2018, as well as due to newly renovated and expanded stores.
MK Wholesale
Revenue from our Michael Kors wholesale customers increased $53.4 million, or 7.0%, to $820.6 million for the six months ended September 29, 2018, compared to $767.2 million for the six months ended September 30, 2017. The increase in our wholesale revenue was primarily attributable to higher women’s accessories and footwear sales during the six months ended September 29, 2018, as compared to the six months ended September 30, 2017.
MK Licensing
Royalties earned on our Michael Kors licensing agreements decreased $4.0 million, or 6.0%, to $62.9 million for the six months ended September 29, 2018, compared to $66.9 million for the six months ended September 30, 2017. This decrease was primarily attributable to lower licensing revenues related to the sales of fashion watches and jewelry, offset in part by higher licensing revenues related to sales of Michael Kors ACCESS smartwatches.
Jimmy Choo
The Jimmy Choo business acquired on November 1, 2017 contributed approximately $289.4 million to our total revenue for the six months ended September 29, 2018.
Gross Profit
Gross profit increased $248.4 million, or 19.6%, to $1.514 billion for the six months ended September 29, 2018, compared to $1.266 billion for the six months ended September 30, 2017, which included net favorable foreign currency effects of $9.5 million. Gross profit as a percentage of total revenue increased 130 basis points to 61.6% during the six months ended September 29, 2018, compared to 60.3% during the six months ended September 30, 2017. The increase in our gross profit margin was primarily attributable to the inclusion of Jimmy Choo, which benefited our gross margin 80 basis points, as well as an increase in gross profit margin from our MK Wholesale Segment, primarily driven by lower costs of goods during the six months ended September 29, 2018, as compared to the six months ended September 30, 2017.

Total Operating Expenses
Total operating expenses increased $192.3 million, or 21.0%, to $1.109 billion during the six months ended September 29, 2018, compared to $917.0 million for the six months ended September 30, 2017, which included incremental operating expenses of $196.9 million associated with the recently acquired Jimmy Choo business. Our operating expenses included a net unfavorable foreign currency impact of approximately $9.1 million. Total operating expenses increased to 45.2% as a percentage of total revenue for the six months ended September 29, 2018, compared to 43.7% for the six months ended September 30, 2017. The components that comprise total operating expenses are explained below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $178.4 million, or 22.8%, to $959.9 million during the six months ended September 29, 2018, compared to $781.5 million for the six months ended September 30, 2017. The increase in selling, general and administrative expenses was primarily due to the following:

•	incremental costs of $165.6 million associated with the recently acquired Jimmy Choo business, which has been consolidated in our operations beginning on November 1, 2017; and

•
an increase of $20.1 million in Michael Kors retail store-related costs, primarily comprised of increased advertising costs of $10.6 million, increased occupancy costs of $4.3 million and increased compensation-related costs of $2.6 million.

Selling, general and administrative expenses as a percentage of total revenue increased to 39.1% during the six months ended September 29, 2018, compared to 37.2% for the six months ended September 30, 2017, primarily due to the inclusion of expenses associated with the Jimmy Choo business, partially offset by lower distribution costs as a percentage of total revenue during the six months ended September 29, 2018, as compared to the six months ended September 30, 2017.
Depreciation and Amortization
Depreciation and amortization increased $12.7 million, or 13.2%, to $108.6 million during the six months ended September 29, 2018, compared to $95.9 million for the six months ended September 30, 2017. The increase in depreciation and amortization expense was primarily attributable to incremental depreciation and amortization expense of $16.4 million attributable to the Jimmy Choo business (including amortization of purchase accounting adjustments), partially offset by lower depreciation due to previously recorded fixed asset impairment charges. Depreciation and amortization decreased to 4.4% as a percentage of total revenue during the six months ended September 29, 2018, compared to 4.6% for the six months ended September 30, 2017.
Impairment of Long-Lived Assets
During the six months ended September 29, 2018, we recognized long-lived asset impairment charges of $11.3 million, which were primarily comprised of $10.0 million of impairment charges related to underperforming Michael Kors retail store locations, some of which will be closed as part of our previously announced Retail Fleet Optimization Plan (see Note 9 and Note 12 to the accompanying consolidated financial statements for additional information). During the six months ended September 30, 2017, we recognized long-lived asset impairment charges of approximately $16.3 million, which were related to underperforming Michael Kors retail store locations, some of which related to closures as part of our Retail Fleet Optimization Plan.
Restructuring and Other Charges
During the six months ended September 29, 2018, we recognized restructuring and other charges of $29.5 million, which included restructuring charges of $6.4 million, primarily recorded in connection with our Retail Fleet Optimization Plan (see Note 9 to the accompanying consolidated financial statements for additional information) and transaction and transition costs of $23.1 million. The transaction and transition costs recorded during the six months ended September 29, 2018 included $13.9 million of transition costs recorded in connection with the Jimmy Choo acquisition and $9.2 million of transaction and transition costs related to our agreement to acquire Versace.
During the six months ended September 30, 2017, we recognized restructuring and other charges of $23.3 million in connection with our Retail Fleet Optimization Plan, which included restructuring costs of $5.9 million in connection with our Retail Fleet Optimization Plan and transaction and transition costs of $17.4 million in connection with the Jimmy Choo acquisition.

Income from Operations
As a result of the foregoing, income from operations increased $56.1 million or 16.1%, to $404.6 million during the six months ended September 29, 2018, compared to $348.5 million for the six months ended September 30, 2017. Income from operations as a percentage of total revenue decreased to 16.5% during the six months ended September 29, 2018, compared to 16.6% for the six months ended September 30, 2017.
The following table details income from operations for our four business segments (dollars in millions):

	Six Months Ended				% of Total Revenue for the Six Months Ended
	September 29, 2018	September 30, 2017	$ Change	% Change	September 29, 2018	September 30, 2017
Income from operations:
MK Retail	$160.4	$161.2	$(0.8)	(0.5)%	12.5%	12.7%
MK Wholesale	227.6	163.1	64.5	39.5%	27.7%	21.3%
MK Licensing	18.9	24.2	(5.3)	(21.9)%	30.0%	36.2%
Michael Kors	406.9	348.5	58.4	16.8%	18.8%	16.6%
Jimmy Choo	(2.3)	—	(2.3)	NM	(0.8)%	—%
Income from operations	$404.6	$348.5	$56.1	16.1%	16.5%	16.6%
MK Retail
Income from operations for our MK Retail segment decreased $0.8 million, or 0.5%, to $160.4 million during the six months ended September 29, 2018, compared to $161.2 million for the six months ended September 30, 2017. Income from operations as a percentage of retail revenue decreased 20 basis points from 12.7% for the six months ended September 30, 2017 to 12.5% during the six months ended September 29, 2018.
MK Wholesale
Income from operations for our MK Wholesale segment increased $64.5 million, or 39.5%, to $227.6 million during the six months ended September 29, 2018, compared to $163.1 million for the six months ended September 30, 2017. Income from operations as a percentage of wholesale revenue increased approximately 640 basis points from 21.3% during the six months ended September 30, 2017 to 27.7% during the six months ended September 29, 2018, which was attributable to an increase in our wholesale gross profit margin of approximately 290 basis points, as previously discussed, as well as a 350 basis point decrease in operating expenses as a percentage of wholesale revenue. The decrease in operating expenses as a percentage of total revenue was largely due to decreased selling costs, distribution costs, corporate allocated expenses and depreciation expenses.
MK Licensing
Income from operations for our MK Licensing segment decreased $5.3 million, or 21.9%, to $18.9 million during the six months ended September 29, 2018, compared to $24.2 million for the six months ended September 30, 2017. Income from operations as a percentage of licensing revenue decreased from 36.2% during the six months ended September 30, 2017 to 30.0% during the six months ended September 29, 2018, primarily due to higher advertising costs.
Jimmy Choo
The Jimmy Choo business acquired on November 1, 2017 recorded a net loss from operations of $2.3 million for the six months ended September 29, 2018 (after amortization of non-cash purchase accounting adjustments and transition related costs).
Interest Expense, net
Interest expense, net increased $11.5 million to $13.4 million during the six months ended September 29, 2018, compared to $1.9 million for the six months ended September 30, 2017, primarily due to higher interest expense from long-term borrowings used to finance the acquisition of Jimmy Choo (see Note 10 to the accompanying consolidated financial statements for additional information). This increase was partially offset by a $3.9 million reduction to interest expense related to the cross-currency swap used in the net investment hedge during the six months ended September 29, 2018 (see Note 13 to the accompanying consolidated financial statements for additional information).

Foreign Currency Loss (Gain)
During the six months ended September 29, 2018, we recognized a net foreign currency loss of $35.9 million, primarily attributable to a $30.4 million unrealized loss related to a forward foreign currency exchange derivative contract entered into to mitigate foreign currency exchange risk through the expected closing date of the Versace acquisition.
During the six months ended September 30, 2017, we recognized a net foreign currency gain of $41.7 million, primarily attributable to a $36.7 million unrealized gain related to a forward foreign currency exchange derivative contract to hedge the transaction price of the Jimmy Choo business, as well as net gains on the revaluation and settlement of certain of our accounts payable in currencies other than the functional currency of the applicable reporting units, as well as the remeasurement of dollar-denominated intercompany loans with certain of our subsidiaries (see Note 13 to the accompanying consolidated financial statements for additional information).
Provision for Income Taxes
We recognized $34.3 million of income tax expense during the six months ended September 29, 2018, compared to $61.0 million for the six months ended September 30, 2017. Our effective tax rate for the six months ended September 29, 2018, was 9.6%, compared to 15.7% for the six months ended September 30, 2017. The decrease in our effective tax rate was primarily due to tax benefits associated with share-based compensation and the favorable impact of the Tax Cuts and Jobs Act enacted on December 22, 2017, which lowered the U.S. statutory federal tax rate for Fiscal 2019 to 21%. This decrease was partially offset by a lower favorable effect of our global financing activities during the six months ended September 29, 2018, compared to six months ended September 30, 2017. The global financing activities are related to our previously disclosed 2014 move of our principal executive office from Hong Kong to the United Kingdom (“U.K.”) and decision to become a U.K. tax resident. In connection with this decision, we funded our international growth strategy through intercompany debt financing arrangements between our U.S., U.K. and Switzerland subsidiaries in December 2015. Accordingly, due to the difference in the statutory income tax rates between these jurisdictions, we realized a lower effective tax rate.
Our effective tax rate may fluctuate from time to time due to the effects of changes in U.S. state and local taxes and tax rates in foreign jurisdictions. In addition, factors such as the geographic mix of earnings, enacted tax legislation and the results of various global tax strategies, may also impact our effective tax rate in future periods.
Net Loss Attributable to Noncontrolling Interest
During the six months ended September 29, 2018 and September 30, 2017, we recorded net losses attributable to the noncontrolling interest in our joint ventures of $0.7 million and $0.2 million, respectively. These losses represent the share of income that is not attributable to the Company.
Net Income Attributable to MKHL
As a result of the foregoing, our net income decreased $4.4 million, or 1.3%, to $324.0 million during the six months ended September 29, 2018, compared to $328.4 million for the six months ended September 30, 2017.
Liquidity and Capital Resources
Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, along with borrowings available under our credit facilities (see below discussion regarding “Revolving Credit Facilities”) and available cash and cash equivalents. Our primary use of this liquidity is to fund our ongoing cash requirements, including working capital requirements, acquisitions, debt repayments, global retail store construction, expansion and renovation, investment in information systems infrastructure, our distribution and corporate facilities, construction and renovation of shop-in-shops, share repurchases and other corporate activities. We believe that the cash generated from our operations, together with borrowings available under our revolving credit facility and available cash and cash equivalents, will be sufficient to meet our working capital needs for the next 12 months, including investments made and expenses incurred in connection with our store growth plans, shop-in-shop growth, investments in corporate and distribution facilities, continued systems development, e-commerce and marketing initiatives. We spent $89.8 million on capital expenditures during the six months ended September 29, 2018, and expect to spend approximately $135.0 million on capital expenditures during the remainder of Fiscal 2019.

The following table sets forth key indicators of our liquidity and capital resources (in millions):

	As of
	September 29, 2018	March 31, 2018
Balance Sheet Data:
Cash and cash equivalents	$155.2	$163.1
Working capital	$476.2	$301.8
Total assets	$4,107.3	$4,059.0
Short-term debt	$255.0	$200.0
Long-term debt	$504.6	$674.4

	Six Months Ended
	September 29, 2018	September 30, 2017
Cash Flows Provided By (Used In):
Operating activities	$263.7	$329.1
Investing activities	(61.9)	(96.0)
Financing activities	(202.0)	(291.1)
Effect of exchange rate changes	(7.7)	6.6
Net decrease in cash and cash equivalents and restricted cash	$(7.9)	$(51.4)
Cash Provided by Operating Activities
Cash provided by operating activities decreased $65.4 million to $263.7 million during the six months ended September 29, 2018, as compared to $329.1 million for the six months ended September 30, 2017, which was primarily due to a decrease related to changes in our working capital, primarily due to the timing of licensing and tax-related receipts, partially offset by an increase in tax-related long-term liabilities.
Cash Used in Investing Activities
Net cash used in investing activities decreased $34.1 million to $61.9 million during the six months ended September 29, 2018, as compared to $96.0 million during the six months ended September 30, 2017, which was primarily due to a $36.7 million unrealized gain related to an undesignated derivative contract related to the Jimmy Choo acquisition during the six months ended September 30, 2017, compared to a $30.4 million unrealized loss related to an undesignated derivative contract to mitigate foreign currency exchange risk through the expected closing date of the Versace acquisition during the six months ended September 29, 2018. This increase was partially offset by higher capital expenditures of $31.9 million during the six months ended September 29, 2018 compared to prior year, primarily attributable to the build-outs for new and renovated retail stores and expenditures related to corporate infrastructure.
Cash Used in Financing Activities
Net cash used in financing activities decreased $89.1 million to $202.0 million during the six months ended September 29, 2018, from $291.1 million during the six months ended September 30, 2017, which was primarily attributable to a decrease of $53.8 million in cash payments to repurchase our ordinary shares, decreased cash borrowings of $17.8 million, net of debt repayments of Term Loan borrowings used to finance the acquisition of Jimmy Choo, as well as a $17.4 million increase in proceeds from our share option arrangements.

Debt Obligations
The following table presents a summary of our borrowing capacity and amounts outstanding as of September 29, 2018 and March 31, 2018 (dollars in millions):

	As of
	September 29, 2018	March 31, 2018
Senior Unsecured Revolving Credit Facility:
Revolving Credit Facility (excluding up to a $500 million accordion feature) (1)
Total Availability	$1,000.0	$1,000.0
Borrowings outstanding (2)	255.0	200.0
Letter of credit outstanding	16.1	15.9
Remaining availability	$728.9	$784.1

Term Loan Facility ($1.0 billion) (3)
Borrowings Outstanding, net of debt issuance costs (4)	$58.8	$229.0
Remaining availability	$—	$—

4.000% Senior Notes
Borrowings Outstanding, net of debt issuance costs and discount amortization (4)	$444.9	$444.5

Other Borrowings (4)	$0.9	$0.9

Hong Kong Uncommitted Credit Facility:
Total availability (100.0 million Hong Kong Dollars)	$12.8	$12.7
Borrowings outstanding (45.0 million Hong Kong Dollars)	—	—
Bank guarantees outstanding (11.8 million Hong Kong Dollars)	1.5	1.5
Remaining availability	$11.3	$11.2

Japan Credit Facility:
Borrowings outstanding	$—	$—
Total and remaining availability (1.0 billion Japanese Yen)	$8.8	$9.4

Total borrowings outstanding (1)	$759.6	$874.4
Total remaining availability	$749.0	$804.7
_____________________________

(1)
The 2017 Credit Facility contains customary events of default and requires us to maintain a leverage ratio at the end of each fiscal quarter of no greater than 3.5 to 1, calculated as the ratio of the sum of total indebtedness as of the date of the measurement plus 6.0 times the consolidated rent expense for the last four consecutive fiscal quarters, to Consolidated EBITDAR for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined as consolidated net income plus income tax expense, net interest expense, depreciation and amortization expense, consolidated rent expense and other non-cash charges, subject to certain deductions. The 2017 Credit facility also includes other customary covenants that limit additional indebtedness, guarantees, liens, acquisitions and other investments and cash dividends. As of September 29, 2018 and March 31, 2018, we were in compliance with all covenants related to our agreements then in effect governing our debt.

(2)	Recorded as short-term debt in our consolidated balance sheets as of September 29, 2018 and March 31, 2018.

(3)
The $1.0 billion facility was fully utilized to finance a portion of the purchase price of our acquisition of Jimmy Choo on November 1, 2017, a large portion of which was repaid as of September 29, 2018. See Note 4 to the accompanying consolidated financial statements for additional information.

(4)
Recorded as long-term debt in our consolidated balance sheets as of September 29, 2018 and March 31, 2018. Borrowings outstanding as of September 29, 2018 were repaid in full during the third quarter of Fiscal 2019.

We believe that our 2017 Credit Facility is adequately diversified with no undue concentration in any one financial institution. As of September 29, 2018, there were 13 financial institutions participating in the facility, with none maintaining a maximum commitment percentage in excess of 15%. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the 2017 Credit Facility.
See Note 10 in the Company’s Fiscal 2018 Annual Report on Form 10-K for detailed information relating to our credit facilities and debt obligations.
Share Repurchase Program
The following table presents our treasury share repurchases during the six months ended September 29, 2018 and September 30, 2017 (dollars in millions):

	Six Months Ended
	September 29, 2018	September 30, 2017
Cost of shares repurchased under share repurchase program	$100.0	$157.8
Fair value of shares withheld to cover tax obligations for vested restricted share awards	7.1	3.1
Total cost of treasury shares repurchased	$107.1	$160.9

Shares repurchased under share repurchase program	1,659,941	4,543,500
Shares withheld to cover tax withholding obligations	106,002	91,122
	1,765,943	4,634,622
As of September 29, 2018, the remaining availability under our $1.0 billion share repurchase program was $542.2 million. Share repurchases may be made in open market or privately negotiated transactions, subject to market conditions, applicable legal requirements, trading restrictions under our insider trading policy, and other relevant factors. This program may be suspended or discontinued at any time.
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
Off-Balance Sheet Arrangements
We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. Our off-balance sheet commitments relating to our outstanding letters of credit were $17.0 million at September 29, 2018, including $0.9 million in letters of credit issued outside of the 2017 Credit Facility. In addition, as of September 29, 2018, bank guarantees of approximately $1.5 million were supported by the Hong Kong Credit Facility. We do not have any other off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.
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
Foreign Currency Exchange Risk
Forward Foreign Currency Exchange Contracts
We are exposed to risks on certain purchase commitments to foreign suppliers based on the value of our purchasing subsidiaries’ local currency relative to the currency requirement of the supplier on the date of the commitment. As such, we enter into forward currency exchange contracts that generally mature in 12 months or less and are consistent with the related purchase commitments, to manage our exposure to the changes in the value of the Euro and the Canadian Dollar. These contracts are recorded at fair value in our consolidated balance sheets as either an asset or liability, and are derivative contracts to hedge cash flow risks. Certain of these contracts are designated as hedges for hedge accounting purposes, while certain of these contracts, are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of the majority of these contracts at the balance sheet date are recorded in our equity as a component of accumulated other comprehensive income, and upon maturity (settlement) are recorded in, or reclassified into, our cost of sales or operating expenses, in our consolidated statement of operations and comprehensive income, as applicable to the transactions for which the forward currency exchange contracts were established.
We perform a sensitivity analysis on our forward currency contracts, both designated and not designated as hedges for accounting purposes, to determine the effects of fluctuations in foreign currency exchange rates. For this sensitivity analysis, we assume a hypothetical change in U.S. Dollar against foreign exchange rates. Based on all foreign currency exchange contracts outstanding as of September 29, 2018, a 10% appreciation or devaluation of the U.S. Dollar compared to the level of foreign currency exchange rates for currencies under contract as of September 29, 2018, would result in a net increase and decrease, respectively, of approximately $12.8 million in the fair value of these contracts.
In connection with the agreement to acquire Gianni Versace S.p.A, on September 25, 2018, we entered into forward foreign currency exchange derivative contracts with a notional amount of €1.680 billion (approximately $2.001 billion) to mitigate our foreign currency exchange risk through the expected closing date of the acquisition. These derivative contracts were not designated as an accounting hedge. Therefore, changes in the fair value are recorded to foreign currency (gain) loss in our consolidated statements of operations and comprehensive income. As of September 29, 2018, a 10% appreciation or devaluation of the U.S. dollar compared to Euro, would result in a net increase or decrease of $195.5 million in the fair value of these contracts.
Net Investment Hedges
We are exposed to adverse foreign currency exchange rate movements related to interest from our net investment hedges. The net investment hedges have aggregate notional amounts of $390.0 million to hedge our net investments in Euro-denominated subsidiaries, and $44.0 million to hedge our net investments in Japanese Yen-denominated subsidiaries against future volatility in the exchange rates between the U.S. Dollar and these currencies. Under the terms of these contracts, which mature in November 2024, we will exchange the quarterly fixed rate payments made under our Senior Notes for fixed rate payments of 1.472% to 1.585% in Euros and 0.89% in Japanese Yen. Based on all net investment hedges outstanding as of September 29, 2018, a 10% appreciation or devaluation of the U.S. Dollar compared to the level of foreign currency exchange rates for currencies under contract as of September 29, 2018, would result in a net increase or decrease of approximately $45.6 million in the fair value of these contracts.
Interest Rate Risk
We are exposed to interest rate risk in relation to borrowings outstanding under our Term Loan Facility, our 2017 Credit Facility, our Hong Kong Credit Facility and our Japan Credit Facility. Our Term Loan Facility carries interest at a rate that is based on LIBOR. Our 2017 Credit Facility carries interest rates that are tied to LIBOR and the prime rate, among other institutional lending rates (depending on the particular origination of borrowing), as further described in the Company’s Fiscal 2018 Annual Report on Form 10-K. Our Hong Kong Credit Facility carries interest at a rate that is tied to the Hong Kong Interbank Offered Rate. Our Japan Credit Facility carries interest at a rate posted by the Mitsubishi UFJ Financial Group. Therefore, our statements of operations and comprehensive income and cash flows are exposed to changes in those interest rates. At September 29, 2018, we had $255.0 million in short-term borrowings outstanding under our 2017 Credit Facility and $58.8 million, net of debt issuance costs, outstanding under our Term Loan Facility. At March 31, 2018, we had $229.0 million, net of debt issuance costs, outstanding under our Term Loan Facility and $200.0 million in short-term borrowings outstanding under our 2017 Credit Facility. These balances are not indicative of future balances that may be outstanding under our revolving credit facilities that may be subject to fluctuations in interest rates. Any increases in the applicable interest rate(s) would cause an increase to the interest expense relative to any outstanding balance at that date.
Credit Risk
We have outstanding $450.0 million aggregate principal amount of Senior Notes due in 2024. The Senior Notes bear interest at a fixed rate equal to 4.000% per year, payable semi-annually. Our Senior Notes interest rate payable may be subject to adjustments from time to time if either Moody’s or S&P (or a substitute rating agency), downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the Senior Notes.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) as of September 29, 2018. This evaluation was performed based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), the 2013 Framework. Based on this assessment, our CEO and CFO concluded that our disclosure controls and procedures as of September 29, 2018 are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 29, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, as supplemented by the risk factor set forth in our Form 10-Q for the quarterly period ended June 30, 2018, which could materially and adversely affect our business, financial condition or future results. These risks are not the only risks that we face. Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.
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
The following table provides information of the Company’s ordinary shares repurchased during the three months ended September 29, 2018:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximated Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (in millions)
July 1 – July 28	—	$—	—	$542.2
July 29 – August 25	11,910	$65.76	—	$542.2
August 26 – September 29	5,767	$72.06	—	$542.2
	17,677		—
ITEM 6. EXHIBITS
a. Exhibits
Please refer to the accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 7, 2018.

MICHAEL KORS HOLDINGS LIMITED

By:	/s/ John D. Idol
Name:	John D. Idol
Title:	Chairman & Chief Executive Officer

By:	/s/ Thomas J. Edwards, Jr.
Name:	Thomas J. Edwards, Jr.
Title:	Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer

INDEX TO EXHIBITS

Exhibit No.	Description

2.1
Stock Purchase Agreement, dated as of September 24, 2018 by and among Allegra Donata Versace Beck, Donatella Versace, Santo Versace, Borgo Luxembourg S.À R.L., Blackstone GPV Capital Partners (Mauritius) VI-D FDI Ltd., Blackstone GPV Tactical Partners (Mauritius)—N Ltd. and Michael Kors Holdings Limited (included as Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 001-35368), filed on September 25, 2018 and incorporated herein by reference).

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

101.1
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 29, 2018, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.