Form 10-Q
period 2018-12-29
Capri Holdings Ltd
filed 2019-02-07
CIK 1530721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2018
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
Michael Kors Holdings Limited
(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			☐ Yes ☒ No
As of January 31, 2019, Capri Holdings Limited had 150,708,513 ordinary shares outstanding.

TABLE OF CONTENTS

		Page No.
	PART I FINANCIAL INFORMATION
Item 1.	Financial Statements	3

	Consolidated Balance Sheets (unaudited) as of December 29, 2018 and March 31, 2018	3

	Consolidated Statements of Operations and Comprehensive Income (unaudited) for the three months and nine months ended December 29, 2018 and December 30, 2017	4

	Consolidated Statements of Shareholders’ Equity (unaudited) for the nine months ended December 29, 2018	5

	Consolidated Statements of Cash Flows (unaudited) for the nine months ended December 29, 2018 and December 30, 2017	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54

Item 4.	Controls and Procedures	56

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	57

Item 1A.	Risk Factors	57

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 6.	Exhibits	57

Signatures		58

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	December 29, 2018	March 31, 2018
Assets
Current assets
Cash and cash equivalents	$264.5	$163.1
Receivables, net	291.2	290.5
Inventories	764.7	660.7
Prepaid expenses and other current assets	2,119.1	147.8
Total current assets	3,439.5	1,262.1
Property and equipment, net	543.6	583.2
Intangible assets, net	1,132.9	1,235.7
Goodwill	780.0	847.7
Deferred tax assets	47.2	56.2
Other assets	85.2	74.1
Total assets	$6,028.4	$4,059.0
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$329.0	$294.1
Accrued payroll and payroll related expenses	99.2	93.0
Accrued income taxes	22.5	77.6
Short-term debt	579.4	200.0
Accrued expenses and other current liabilities	357.3	295.6
Total current liabilities	1,387.4	960.3
Deferred rent	130.6	128.4
Deferred tax liabilities	181.6	186.3
Long-term debt	1,954.7	674.4
Other long-term liabilities	107.0	88.1
Total liabilities	3,761.3	2,037.5
Commitments and contingencies
Shareholders’ equity
Ordinary shares, no par value; 650,000,000 shares authorized; 213,432,129 shares issued and 148,313,496 outstanding at December 29, 2018; 210,991,091 shares issued and 149,698,407 outstanding at March 31, 2018	—	—
Treasury shares, at cost (65,118,633 shares at December 29, 2018 and 61,292,684 shares at March 31, 2018)	(3,223.1)	(3,015.9)
Additional paid-in capital	892.4	831.1
Accumulated other comprehensive (loss) income	(92.9)	50.5
Retained earnings	4,687.3	4,152.0
Total shareholders’ equity of Capri	2,263.7	2,017.7
Noncontrolling interest	3.4	3.8
Total shareholders’ equity	2,267.1	2,021.5
Total liabilities and shareholders’ equity	$6,028.4	$4,059.0
See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Total revenue	$1,438.0	$1,440.1	$3,894.3	$3,539.1
Cost of goods sold	564.8	556.1	1,507.2	1,389.6
Gross profit	873.2	884.0	2,387.1	2,149.5
Selling, general and administrative expenses	506.1	485.9	1,466.0	1,267.4
Depreciation and amortization	51.5	54.0	160.1	149.9
Impairment of long-lived assets	5.9	2.6	17.2	18.9
Restructuring and other charges (1)	19.7	28.0	49.2	51.3
Total operating expenses	583.2	570.5	1,692.5	1,487.5
Income from operations	290.0	313.5	694.6	662.0
Other income, net	(1.4)	(0.1)	(3.7)	(1.0)
Interest expense, net	7.7	8.3	21.1	10.2
Foreign currency loss (gain)	42.6	27.0	78.5	(14.7)
Income before provision for income taxes	241.1	278.3	598.7	667.5
Provision for income taxes	41.7	58.9	76.0	119.9
Net income	199.4	219.4	522.7	547.6
Less: Net loss attributable to noncontrolling interest	(0.2)	—	(0.9)	(0.2)
Net income attributable to Capri	$199.6	$219.4	$523.6	$547.8

Weighted average ordinary shares outstanding:
Basic	149,183,049	152,047,963	149,420,087	152,772,067
Diluted	150,268,424	154,623,339	151,457,921	155,220,984
Net income per ordinary share attributable to Capri:
Basic	$1.34	$1.44	$3.50	$3.59
Diluted	$1.33	$1.42	$3.46	$3.53

Statements of Comprehensive Income:
Net income	$199.4	$219.4	$522.7	$547.6
Foreign currency translation adjustments	(31.7)	41.6	(159.9)	78.7
Net gain (loss) on derivatives	1.7	(0.3)	16.4	(16.4)
Comprehensive income	169.4	260.7	379.2	609.9
Less: Net loss attributable to noncontrolling interest	(0.2)	—	(0.9)	(0.2)
Less: Other comprehensive income (loss) attributable to noncontrolling interest	—	0.1	(0.1)	0.1
Comprehensive income attributable to Capri	$169.6	$260.6	$380.2	$610.0

(1)
Restructuring and other charges includes store closure costs recorded in connection with the Michael Kors Retail Fleet Optimization Plan (as defined in Note 9) and other restructuring initiatives, and transaction and transition costs recorded in connection with the acquisitions of Jimmy Choo Group Limited and Gianni Versace S.r.l.

See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions, except share data which is in thousands)
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity of Capri	Non-controlling Interests	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at March 31, 2018, as previously reported	210,991	$—	$831.1	(61,293)	$(3,015.9)	$50.5	$4,152.0	$2,017.7	$3.8	$2,021.5
Adoption of accounting standards (See Note 2)	—	—	—	—	—	—	11.7	11.7	—	11.7
Balance as of April 1, 2018	210,991	—	831.1	(61,293)	(3,015.9)	50.5	4,163.7	2,029.4	3.8	2,033.2
Net income (loss)	—	—	—	—	—	—	523.6	523.6	(0.9)	522.7
Other comprehensive loss	—	—	—	—	—	(143.4)	—	(143.4)	(0.1)	(143.5)
Total comprehensive income (loss)	—	—	—	—	—	—	—	380.2	(1.0)	379.2
Vesting of restricted awards, net of forfeitures	781	—	—	—	—	—	—	—	—	—
Exercise of employee share options	1,660	—	23.0	—	—	—	—	23.0	—	23.0
Equity compensation expense	—	—	38.3	—	—	—	—	38.3	—	38.3
Purchase of treasury shares	—	—	—	(3,826)	(207.2)	—	—	(207.2)	—	(207.2)
Increase in noncontrolling interest	—	—	—	—	—	—	—	—	0.6	0.6
Balance at December 29, 2018	213,432	$—	$892.4	(65,119)	$(3,223.1)	$(92.9)	$4,687.3	$2,263.7	$3.4	$2,267.1
See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	December 29, 2018	December 30, 2017
Cash flows from operating activities
Net income	$522.7	$547.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	160.1	149.9
Equity compensation expense	38.3	29.6
Deferred income taxes	12.1	33.1
Impairment of long-lived assets	17.2	18.9
Tax benefit on exercise of share options	(24.1)	(0.2)
Amortization of deferred financing costs	2.6	2.5
Foreign currency losses (gains)	78.5	(14.7)
Other non-cash charges	2.0	2.6
Change in assets and liabilities:
Receivables, net	(8.6)	17.1
Inventories	(127.1)	20.8
Prepaid expenses and other current assets	(51.1)	31.9
Accounts payable	52.0	(21.4)
Accrued expenses and other current liabilities	75.1	54.6
Other long-term assets and liabilities	26.0	1.0
Net cash provided by operating activities	775.7	873.3
Cash flows from investing activities
Capital expenditures	(134.7)	(83.8)
Purchase of intangible assets	(1.7)	(3.2)
Cash paid for business acquisitions, net of cash acquired	(1.8)	(1,414.5)
Realized (loss) gain on hedge related to acquisitions	(77.4)	4.7
Net cash used in investing activities	(215.6)	(1,496.8)
Cash flows from financing activities
Debt borrowings	3,597.2	2,078.8
Debt repayments	(1,926.3)	(1,222.1)
Debt issuance costs	(15.0)	—
Repurchase of treasury shares	(207.2)	(161.0)
Exercise of employee share options	23.0	5.5
Other financing activities	—	(0.2)
Net cash provided by financing activities	1,471.7	701.0
Effect of exchange rate changes on cash and cash equivalents	(9.1)	10.3
Net increase in cash and cash equivalents and restricted cash	2,022.7	87.8
Beginning of period (including restricted cash of $0.3 million at March 31, 2018 and $1.9 million at April 1, 2017)	163.4	229.6
End of period (including restricted cash of $1,921.6 million and $0.3 million, respectively, at December 29, 2018 and December 30, 2017)	$2,186.1	$317.4
Supplemental disclosures of cash flow information
Cash paid for interest	$23.7	$6.5
Cash paid for income taxes	$128.0	$85.0
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$23.1	$22.0
See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Business and Basis of Presentation
The Company was incorporated in the British Virgin Islands (“BVI”) on December 13, 2002 as Michael Kors Holdings Limited and changed its name to Capri Holdings Limited (“Capri,” and together with its subsidiaries, the “Company”) on December 31, 2018. The Company is a holding company that owns brands that are leading designers, marketers, distributors and retailers of branded women’s and men’s accessories, apparel and footwear bearing the Versace, Jimmy Choo and Michael Kors tradenames and related trademarks and logos. The Company’s business consists of four reportable segments: Michael Kors (“MK”) Retail, MK Wholesale, MK Licensing and Jimmy Choo. See Note 18 for additional information.
On November 1, 2017, the Company completed the acquisition of Jimmy Choo Group Limited (“Jimmy Choo”) for a total transaction value of $1.447 billion. As a result, the Company has consolidated Jimmy Choo into its operations beginning on November 1, 2017, as a separate reporting segment. On December 31, 2018, the Company acquired all outstanding equity interests of Gianni Versace S.r.l. (“Versace”). See Note 4 and Note 20 for additional information.
The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned or controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The interim consolidated financial statements as of December 29, 2018 and for the three and nine months ended December 29, 2018 and December 30, 2017 are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with U.S. GAAP. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended March 31, 2018, as filed with the Securities and Exchange Commission on May 30, 2018, in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full fiscal year.
The Company utilizes a 52 to 53 week fiscal year ending on the Saturday closest to March 31. As such, the term “Fiscal Year” or “Fiscal” refers to the 52-week or 53-week period, ending on that day. The results for the three and nine months ended December 29, 2018 and December 30, 2017, are based on 13-week and 39-week periods, respectively.
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to use judgment and make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. The most significant assumptions and estimates involved in preparing the financial statements include allowances for customer deductions, sales returns, sales discounts and doubtful accounts, estimates related to the Company’s customer loyalty program for Michael Kors, estimates of gift card breakage, estimates of inventory recovery, the valuation of share-based compensation, valuation of deferred taxes and the valuation of and the estimated useful lives used for amortization and depreciation of intangible assets and property and equipment. Actual results could differ from those estimates.
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
In connection with the September 24, 2018 definitive agreement to acquire all of the outstanding shares of Versace, the Company entered into forward foreign currency exchange contracts with notional amounts totaling €1.680 billion (approximately $2.001 billion) to mitigate its foreign currency exchange risk through the expected closing date of the acquisition, which were settled on December 21, 2018. Likewise, in connection with the July 25, 2017 cash offer to acquire Jimmy Choo, the Company entered into a forward foreign currency exchange contract with a notional amount of £1.115 billion (approximately $1.469 billion) to mitigate its foreign currency exchange risk through the expected closing date of the acquisition, which was settled on October 30, 2017. These derivative contracts were not designated as accounting hedges. Therefore, changes in fair value are recorded to foreign currency (gain) loss in the Company’s consolidated statements of operations and comprehensive income. The Company’s accounting policy is to classify cash flows from derivative instruments in the same category as the cash flows from the items being hedged. Accordingly, during the nine months ended December 29, 2018 and December 30, 2017, the Company classified $77.4 million of realized losses and $4.7 million of realized gains, respectively, relating to these derivative instruments within cash flows from investing activities.
The Company designates certain contracts related to the purchase of inventory that qualify for hedge accounting as cash flow hedges. Formal hedge documentation is prepared for all derivative instruments designated as hedges, including description of the hedged item and the hedging instrument and the risk being hedged. The changes in the fair value for contracts designated as cash flow hedges is recorded in equity as a component of accumulated other comprehensive income (loss) until the hedged item affects earnings. When the inventory related to forecasted inventory purchases that are being hedged is sold to a third party, the gains or losses deferred in accumulated other comprehensive income (loss) are recognized within cost of goods sold. The Company uses regression analysis to assess effectiveness of derivative instruments that are designated as hedges, which compares the change in the fair value of the derivative instrument to the change in the related hedged item. If the hedge is no longer expected to be highly effective in the future, future changes in the fair value are recognized in earnings. For those contracts that are not designated as hedges, changes in the fair value are recorded to foreign currency (gain) loss in the Company’s consolidated statements of operations and comprehensive income. The Company classifies cash flows relating to its forward foreign currency exchange contracts related to purchase of inventory consistently with the classification of the hedged item, within cash flows from operating activities.
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
The components of the calculation of basic net income per ordinary share and diluted net income per ordinary share are as follows (in millions, except share and per share data):

	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Numerator:
Net income attributable to Capri	$199.6	$219.4	$523.6	$547.8
Denominator:
Basic weighted average shares	149,183,049	152,047,963	149,420,087	152,772,067
Weighted average dilutive share equivalents:
Share options and restricted shares/units, and performance restricted share units	1,085,375	2,575,376	2,037,834	2,448,917
Diluted weighted average shares	150,268,424	154,623,339	151,457,921	155,220,984

Basic net income per share	$1.34	$1.44	$3.50	$3.59
Diluted net income per share	$1.33	$1.42	$3.46	$3.53
During the three and nine months ended December 29, 2018, share equivalents of 2,022,564 shares and 1,117,277 shares, respectively, have been excluded from the above calculations due to their anti-dilutive effect. Share equivalents of 2,243,436 shares and 2,503,782 shares, respectively, have been excluded from the above calculations during the three and nine months ended December 30, 2017.
See Note 2 in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018 for a complete disclosure of the Company’s significant accounting policies.

Recently Adopted Accounting Pronouncements
Hedge Accounting
On August 28, 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The new standard is intended to improve and simplify rules relating to hedge accounting, including the elimination of periodic hedge ineffectiveness, recognition and presentation of components excluded from hedge effectiveness assessment, the ability to elect to perform subsequent effectiveness assessments qualitatively, and other provisions designed to provide more transparency around the economics of a company’s hedging strategy. ASU 2017-12 is effective for the Company in Fiscal 2020, with early adoption permitted. The Company adopted ASU 2017-12 during the three months ended June 30, 2018, which resulted in a net increase to opening retained earnings of less than $0.1 million as of April 1, 2018, due to the elimination of ineffectiveness for cash flow hedges in effect as of the date of adoption. The Company has applied the spot method of designating its net investment hedges, which were executed during the nine months ended December 29, 2018.
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
The FASB issued several additional ASUs to provide implementation guidance on ASU 2014-09, including ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” in December 2016; ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” in May 2016; ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” in April 2016; and ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” in March 2016. The Company considered this guidance in evaluating the impact of ASU 2014-09 (collectively, “ASC 606”).
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
In addition, while the Company has previously recorded the right of return asset and liability on a gross basis, in connection with its adoption of ASC 606, it has reclassified the return liability of $16.2 million from receivables, net to accrued expenses and other current liabilities in its consolidated balance sheets as of December 29, 2018. Otherwise, the adoption of this standard did not have a material impact on the Company's consolidated financial statements as of and for the three and nine months ended December 29, 2018, or any individual line items therein.
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
Lease Accounting
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize a lease liability and a right-to-use asset on the balance sheet for all leases, except certain short-term leases. ASU 2016-02 is effective beginning with the Company’s Fiscal 2020, with early adoption permitted. The Company plans to apply the package of three practical expedients, allowing it to carry forward its previous lease classification and embedded lease evaluations and not to reassess initial direct costs as of the date of adoption, as well as the practical expedient allowing it to combine lease and non-lease components. The Company also plans on adopting the practical expedient from ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” allowing it to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without restating the comparative prior year periods. The Company's existing lease obligations, which relate to stores, corporate locations, warehouses, and equipment, will be subject to the new standard and will result in recording a lease liability and right-to-use asset for operating leases on the Company's consolidated balance sheet. Accordingly, adoption of this standard is expected to significantly increase the Company's total assets and total liabilities.
The FASB has issued several additional ASUs to provide implementation guidance relating to ASU 2016-02, including ASU 2018-01, “Land Easement Practical Expedient for Transition to Topic 842” in January 2018, ASU 2018-10, “Codification Improvements to Topic 842, Leases” and ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” both issued in July 2018, and ASU 2018-20, “Leases (Topic 842) - Narrow-Scope Improvements for Lessors” issued in December 2018. The Company will consider this guidance in evaluating the impact of ASU 2016-02.
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
The Company has chosen to apply the practical expedient allowing it not to disclose the amount of the transaction price allocated to the remaining performance obligations that have an expected duration of 12 months or less.
Retail
Michael Kors generates sales through four primary retail store formats: “Collection” stores, “Lifestyle” stores, outlet stores and e-commerce. Michael Kors sells its own products and licensed products bearing the Michael Kors name, directly to the end consumer throughout the Americas (U.S., Canada and Latin America, excluding Brazil), Europe and certain parts of Asia. Jimmy Choo generates sales through directly operated stores and e-commerce throughout the Americas, EMEA (Europe, Middle East, and Africa) and certain parts of Asia. In addition to these retail formats, the Company operates concessions in a select number of department stores.
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
Gift Cards. The Company sells gift cards that can be redeemed for merchandise, resulting in a contract liability recorded upon issuance. Revenue is recognized when the gift card is redeemed or upon “breakage” for the estimated portion of gift cards that are not expected to be redeemed. “Breakage” revenue is calculated under the proportional redemption methodology, which considers the historical patterns of redemption in jurisdictions where the Company is not required to remit the value of the unredeemed gift cards as unclaimed property. The Company anticipates that substantially all of its outstanding gift cards will be redeemed within the next 12 months. The contract liability related to gift cards, net of estimated “breakage,” was $11.8 million as of December 29, 2018, and is included in accrued expenses and other current liabilities in the Company’s consolidated balance sheet.
Loyalty Program. The Company offers a loyalty program, which allows its Michael Kors customers to earn points on qualifying purchases toward monetary and non-monetary rewards, which may be redeemed for purchases at Michael Kors retail stores and e-commerce sites. The Company defers a portion of the initial sales transaction based on the estimated relative fair value of the benefits based on projected timing of future redemptions and historical activity. These amounts include estimated “breakage” for points that are not expected to be redeemed. The contract liability, net of an estimated “breakage,” of $7.5 million as of December 29, 2018 is recorded as a reduction to revenue in the consolidated statements of income and comprehensive income and within accrued expenses and other current liabilities in the Company’s consolidated balance sheet and is expected to be recognized within the next 12 months.
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
Wholesale revenue is recognized net of estimates for sales returns, discounts, markdowns and allowances, after merchandise is shipped and control of the underlying product is transferred to the Company’s wholesale customers. To arrive at net sales for wholesale, gross sales are reduced by provisions for estimated future returns, as well as trade discounts, markdowns, allowances, operational chargebacks, and certain cooperative selling expenses. These estimates are developed based on the most likely amount using historical trends, actual and forecasted performance and market conditions, and are reviewed by management on a quarterly basis. Unfulfilled, noncancelable purchase orders for products from wholesale customers (including the Company’s geographic licensees) are expected to be fulfilled within the next 12 months.

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
The Company recognizes royalty revenue and advertising contributions based on the percentage of sales made by the licensees. Advertising contributions are received to support the Company’s branded advertising and marketing campaigns and are viewed as part of a single performance obligation with the right to access the Company’s trademarks. Royalty revenue generated from licenses, which includes contributions for advertising, may be subject to contractual minimum levels, as defined in the contract. Such minimums are generally fixed annually, based on the previous year’s sales. Licensing revenue is based on reported current period sales of licensed products at rates that are specified in the license agreements for contracts that are expected to exceed the related guaranteed minimums. If the Company expects the minimum guaranteed amounts to exceed amounts calculated based on actual sales, the guaranteed minimums are recognized ratably over the contractual year to which they relate. As of December 29, 2018, guaranteed minimum royalty amounts due from licensees relate to contractual periods that do not exceed 12 months.
Sales Returns
For the sale of goods with a right of return, the Company recognizes revenue for the consideration to which it expects to be entitled and a refund liability for the amount it expects to refund to its customers within accrued expenses and other current liabilities. The refund liability is determined based on the most likely amount and is based on management’s review of historical and current customer returns for its retail and wholesale customers, estimated future returns, adjusted for non-resalable products. The Company also considers its product strategies, as well as the financial condition of its customers, store closings by wholesale customers, changes in the retail environment and other macroeconomic factors. The Company recognizes an asset with a corresponding adjustment to cost of sales for the right to recover the products from its retail and wholesale customers, net of any costs to resell. The refund liability recorded as of December 29, 2018 was $42.1 million and the related asset for the right to recover returned product as of December 29, 2018 was $11.5 million.
Contract Balances
The Company’s contract liabilities, which are recorded within accrued expenses and other current liabilities in its consolidated balance sheets, primarily consist of gift card liabilities, loyalty program liabilities and advanced payments from product licensees. Total contract liabilities were $25.1 million and $23.3 million as of December 29, 2018 and March 31, 2018, respectively. Contract liabilities decreased $4.6 million as a result of the adoption of ASC 606 on April 1, 2018, due to recognition of gift card breakage revenue (see Note 2). For three and nine months ended December 29, 2018, the Company recognized $2.3 million and $13.6 million, respectively, in revenue which related to contract liabilities that existed at March 31, 2018. There were no contract assets recorded as of December 29, 2018 and April 1, 2018.
There were no changes in historical variable consideration estimates that were materially different from actual results.

Disaggregation of Revenue
The following table presents the Company’s segment revenues disaggregated by geographic location (in millions):

	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
MK Retail revenue - the Americas	$557.1	$558.0	$1,354.2	$1,335.6
MK Retail revenue - Europe	163.9	168.0	422.6	444.3
MK Retail revenue - Asia	117.0	120.3	344.6	331.3
Total MK Retail	838.0	846.3	2,121.4	2,111.2
MK Wholesale revenue - the Americas	311.4	338.2	940.8	905.8
MK Wholesale revenue - EMEA (1)	66.3	81.2	215.6	250.7
MK Wholesale revenue - Asia	17.2	11.4	59.1	41.5
Total MK Wholesale	394.9	430.8	1,215.5	1,198.0
MK Licensing revenue - the Americas	29.2	29.4	67.6	70.2
MK Licensing revenue - EMEA (1)	14.3	18.9	38.8	45.0
Total MK Licensing	43.5	48.3	106.4	115.2
Total Michael Kors	1,276.4	1,325.4	3,443.3	3,424.4

Jimmy Choo revenue - the Americas	29.1	21.0	75.1	21.0
Jimmy Choo revenue - EMEA (1)	89.7	65.0	248.2	65.0
Jimmy Choo revenue - Asia	42.8	28.7	127.7	28.7
Total Jimmy Choo	161.6	114.7	451.0	114.7

Total revenue - the Americas	926.8	946.6	2,437.7	2,332.6
Total revenue - EMEA (1)	334.2	333.1	925.2	805.0
Total revenue - Asia	177.0	160.4	531.4	401.5
Total revenue	$1,438.0	$1,440.1	$3,894.3	$3,539.1

(1)	EMEA is comprised of Europe, the Middle East and Africa.
4. Acquisitions
Acquisition of Jimmy Choo Group Limited
On November 1, 2017, the Company completed the acquisition of Jimmy Choo, whereby the Company acquired all of Jimmy Choo’s issued and to be issued shares at a purchase price of 230 pence per share in cash, for a total transaction value of $1.447 billion, including the repayment of existing debt obligations, which was funded through a combination of borrowings under the Company’s previous $1.0 billion term loan facility and the issuance of the Senior Notes, as defined in Note 10.
Jimmy Choo’s results of operations have been included in our consolidated financial statements beginning on November 1, 2017. Jimmy Choo contributed revenue of $161.6 million and $451.0 million, respectively, and net income (after amortization of non-cash purchase accounting adjustments and transition costs) of $3.6 million and $0.6 million, respectively, for the three and nine months ended December 29, 2018. For the period from the date of acquisition through December 30, 2017, Jimmy Choo contributed revenue of $114.7 million and net income (after amortization of non-cash purchase accounting adjustments and transition costs) of $8.1 million.

The following table summarizes the unaudited pro-forma consolidated results of operations for the three and nine months ended December 30, 2017 as if the acquisition had occurred on April 3, 2016, the beginning of Fiscal 2017 (in millions):

	Three Months Ended	Nine Months Ended
	December 30, 2017	December 30, 2017
Pro-forma total revenue	$1,478.5	$3,832.6
Pro-forma net income	242.8	574.2
Pro-forma net income per ordinary share attributable to Capri:
Basic	$1.60	$3.76
Diluted	$1.57	$3.70
The unaudited pro-forma consolidated results above are based on the historical financial statements of the Company and Jimmy Choo and are not necessarily indicative of the results of operations that would have been achieved if the acquisition was completed at the beginning of Fiscal 2017 and are not indicative of the future operating results of the combined company. The financial information for Jimmy Choo prior to the acquisition has been included in the pro-forma results of operations on a calendar-year basis and includes certain adjustments to Jimmy Choo’s historical consolidated financial statements to align with U.S. GAAP and the Company's accounting policies. The pro-forma consolidated results of operations also include the effects of purchase accounting adjustments, including amortization charges related to the finite-lived intangible assets acquired, fair value adjustments relating to leases and fixed assets, and the related tax effects assuming that the business combination occurred on April 3, 2016. Purchase accounting amortization of the inventory step-up adjustment has been excluded from the above pro-forma amounts due to the short-term nature of this adjustment. The pro-forma consolidated financial statement also reflects the impact of debt repayment and borrowings made to finance the acquisition and exclude historical interest expense for Jimmy Choo. Transaction costs of $22.2 million and $39.6 million for the three and nine months ended December 30, 2017, which have been recorded within restructuring and other charges in the Company’s consolidated statements of operations and comprehensive income, have been excluded from the above pro-forma consolidated results of operations due to their non-recurring nature.
See Note 20 for additional information related to the Company’s acquisition of Versace, as well as Note 3 in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018 for additional disclosures relating to the Company’s acquisitions.
5. Receivables, net
Receivables, net, consist of (in millions):

	December 29, 2018	March 31, 2018
Trade receivables (1)	$364.7	$383.3
Receivables due from licensees	34.5	15.8
	399.2	399.1
Less: allowances	(108.0)	(108.6)
	$291.2	$290.5

(1)	As of December 29, 2018 and March 31, 2018, $261.6 million and $296.2 million, respectively, of trade receivables were insured.
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

The Company’s allowance for doubtful accounts is determined through analysis of periodic aging of receivables that are not covered by insurance and assessments of collectability based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers and the impact of general economic conditions. The past due status of a receivable is based on its contractual terms. Amounts deemed uncollectible are written off against the allowance when it is probable the amounts will not be recovered. Allowance for doubtful accounts was $6.0 million and $5.1 million, respectively, as of December 29, 2018 and March 31, 2018. The Company had provisions for bad debt of $0.3 million and $1.3 million for the three months ended December 29, 2018 and December 30, 2017, respectively, and $1.3 million and $5.7 million for the nine months ended December 29, 2018 and December 30, 2017, respectively.
6. Property and Equipment, net
Property and equipment, net, consists of (in millions):

	December 29, 2018	March 31, 2018
Leasehold improvements	$582.7	$551.0
Furniture and fixtures	276.9	270.9
Computer equipment and software	275.3	266.3
In-store shops	269.7	273.9
Equipment	119.6	116.7
Building	43.2	51.6
Land	15.0	16.2
	1,582.4	1,546.6
Less: accumulated depreciation and amortization	(1,083.0)	(1,001.6)
	499.4	545.0
Construction-in-progress	44.2	38.2
	$543.6	$583.2
Depreciation and amortization of property and equipment for the three months ended December 29, 2018 and December 30, 2017 was $44.1 million and $46.9 million, respectively, and was $136.1 million and $132.7 million, respectively, for the nine months ended December 29, 2018 and December 30, 2017. During the three and nine months ended December 29, 2018, the Company recorded fixed asset impairment charges of $5.9 million and $15.3 million, respectively, of which $5.4 million and $13.5 million, respectively, were related to underperforming Michael Kors retail store locations, some of which will be closed as part of the Company’s previously announced Retail Fleet Optimization Plan, as defined in Note 9. Fixed asset impairment charges recorded during the three and nine months ended December 29, 2018, also included $0.5 million and $1.8 million, respectively, related to Jimmy Choo retail store locations. During the three and nine months ended December 30, 2017, the Company recorded fixed asset impairment charges of $2.6 million and $14.5 million, respectively, which were related to underperforming Michael Kors retail store locations, some of which related to the Retail Fleet Optimization Plan.

7. Intangible Assets and Goodwill
The following table details the carrying values of the Company’s intangible assets other than goodwill (in millions):

	December 29, 2018		March 31, 2018
Definite-lived intangible assets:
Reacquired Rights	$400.4		$400.4
Trademarks	23.0		23.0
Lease Rights	71.6		80.1
Customer Relationships	210.2	(1)	231.3
Total definite-lived intangible assets	705.2		734.8
Less: accumulated amortization	(129.4)		(113.2)
Net definite-lived intangible assets	575.8		621.6

Indefinite-lived intangible assets:
Jimmy Choo brand	557.1	(1)	614.1

Total intangible assets, excluding goodwill	$1,132.9		$1,235.7

Goodwill	$780.0	(1)	$847.7

(1)	The change in the carrying values since March 31, 2018 reflects currency translation.
Amortization expense for the Company’s definite-lived intangible assets for the three months ended December 29, 2018 and December 30, 2017 was $7.4 million and $7.1 million, respectively, and was $24.0 million and $17.2 million, respectively, for the nine months ended December 29, 2018 and December 30, 2017. During the nine months ended December 29, 2018, the Company recorded impairment charges of $1.9 million relating to its intangible assets within MK Retail segment. For the nine months ended December 30, 2017, the Company recorded impairment charges of $4.4 million relating to its intangible assets (See Note 12 for further information). There were no goodwill impairment charges recorded during any of the periods presented.
8. Current Assets and Current Liabilities
Prepaid expenses and other current assets consist of the following (in millions):

	December 29, 2018		March 31, 2018
Restricted Cash	$1,921.6	(1)	$0.3
Prepaid taxes	$114.8		$78.5
Prepaid rent	23.0		22.7
Leasehold incentive receivable	10.9		9.4
Unrealized gains on forward foreign currency exchange contracts	5.3		—
Prepaid duties	—		7.0
Other	43.5		29.9
	$2,119.1		$147.8

(1)	Primarily consists of cash placed in escrow in connection with the acquisition of Versace, which was paid on December 31, 2018.

Accrued expenses and other current liabilities consist of the following (in millions):

	December 29, 2018	March 31, 2018
Other taxes payable	$63.2	$54.3
Accrued rent	46.3	34.5
Return liabilities	42.1	12.1
Restructuring liability	38.3	44.8
Accrued capital expenditures	23.1	26.4
Professional services	21.1	14.1
Accrued advertising and marketing	16.3	22.6
Gift cards and retail store credits	11.8	16.0
Accrued samples	10.0	2.5
Deferred loyalty program liabilities	7.5	2.2
Accrued interest	5.8	8.7
Advance royalties	5.8	4.1
Deferred income	3.3	4.3
Unrealized loss on forward foreign currency exchange contracts	0.2	7.7
Other	62.5	41.3
	$357.3	$295.6
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
During the nine months ended December 29, 2018, the Company closed 24 of its Michael Kors retail stores under the Retail Fleet Optimization Plan, for a total of 71 stores closed since plan inception. Restructuring charges recorded in connection with the Retail Fleet Optimization Plan during the three and nine months ended December 29, 2018 were $4.1 million and $9.5 million, respectively. The below table presents a summary of charges recorded in connection with this plan for the MK Retail segment and the Company’s remaining restructuring liability (in millions):

	Severance and benefit costs	Lease-related costs	Total
Balance at March 31, 2018	$0.2	$44.6	$44.8
Additions charged to expense	0.2	9.3	9.5
Balance sheet reclassifications (1)	—	2.1	2.1
Payments	(0.3)	(20.7)	(21.0)
Balance at December 29, 2018	$0.1	$35.3	$35.4

(1)	Primarily consists of reclassification of deferred rent for locations subject to closure to a restructuring liability.

During the three months ended December 30, 2017, the Company recorded restructuring charges of $2.4 million under the Retail Fleet Optimization Plan relating to lease-related charges. During the nine months ended December 30, 2017, the Company recorded restructuring charges of $8.3 million under the Retail Fleet Optimization Plan, which were comprised of lease-related charges of $7.7 million and severance and benefit costs of $0.6 million.

Other Restructuring Charges
In addition to the restructuring charges related to the Retail Fleet Optimization Plan, the Company incurred charges of $3.4 million and $4.4 million, respectively, relating to Jimmy Choo lease-related charges during the three and nine months ended December 29, 2018.
Transaction and Transition Costs
During the three months ended December 29, 2018, the Company recorded transaction and transition costs of $12.2 million, which included $6.3 million in connection with the Jimmy Choo acquisition and $5.9 million in connection with the acquisition of Versace. During the nine months ended December 29, 2018, the Company recorded transaction and transition costs of $35.3 million, which included $20.2 million in connection with the Jimmy Choo acquisition and $15.1 million in connection with the acquisition of Versace.
During the three and nine months ended December 30, 2017, the Company recorded transaction and transition costs of $25.6 million and $43.0 million, respectively, in connection with the Jimmy Choo acquisition.
10. Debt Obligations
The following table presents the Company’s debt obligations (in millions):

	December 29, 2018	March 31, 2018
Term Loan (1)	$1,600.0	$229.8
Revolving Credit Facilities	500.0	200.0
4.000% Senior Notes due 2024	450.0	450.0
Other	0.9	0.9
Total debt	2,550.9	880.7
Less: Unamortized debt issuance costs	15.0	4.2
Less: Unamortized discount on long-term debt	1.8	2.1
Total carrying value of debt	2,534.1	874.4
Less: Short-term debt	579.4	200.0
Total long-term debt	$1,954.7	$674.4

(1)
During the three months ended December 29, 2018, the Company repaid the remaining $59.0 million of borrowings outstanding under the previous Term Loan Facility entered into in connection with the Jimmy Choo acquisition.

Senior Unsecured Revolving Credit Facility
On November 15, 2018, the Company entered into a third amended and restated senior unsecured credit facility (the “2018 Credit Facility”) with, among others, JPMorgan Chase Bank, N.A., as administrative agent, which replaced its prior 2017 senior unsecured revolving credit facility (the “2017 Credit Facility”). The Company and its U.S., Canadian, Dutch and Swiss subsidiaries are the borrowers under the 2018 Credit Facility. The borrowers and certain material subsidiaries of the Company provide unsecured guarantees of the 2018 Credit Facility. The 2018 Credit Facility provides for a $1.0 billion revolving credit facility (the “Revolving Credit Facility”), which may be denominated in U.S. Dollars and other currencies, including Euros, Canadian Dollars, Pounds Sterling, Japanese Yen and Swiss Francs. The Revolving Credit Facility also provides sub-facilities for the issuance of letters of credit of up to $75.0 million and swing line loans of up to $75.0 million. The 2018 Credit Facility also provides for a $1.6 billion term loan facility (the “2018 Term Loan Facility”) to finance a portion of the purchase price of the Company’s acquisition of Versace. The 2018 Term Loan Facility is divided into two tranches, an $800.0 million tranche that matures on the second anniversary of the initial borrowing of the term loans and an $800.0 million tranche that matures on the fifth anniversary of the initial borrowing of the term loans. The $800.0 million tranche that matures on the fifth anniversary is required to be repaid on the last business day of March, June, September and December of each year, commencing after the last business day of the first full fiscal quarter after the initial borrowing, in installments equal to 2.50% of the aggregate original principal amount of the term loans. The Company has the right to prepay its borrowings under the 2018 Term Loan Facility at any time in whole or in part. The Revolving Credit Facility expires on November 15, 2023. The Company has the ability to expand its borrowing availability under the 2018 Credit Facility in the form of revolving commitments or term loans by up to an additional $500.0 million, subject to the agreement of the participating lenders and certain other customary conditions.
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

Borrowings under the 2018 Term Loan Facility bear interest, at the Company’s option, at (a) the alternate base rate plus an applicable margin based on the Company’s public debt ratings; or (b) the greater of Adjusted LIBOR for the applicable interest period and zero, plus an applicable margin based on the Company’s public debt ratings.
The Revolving Credit Facility also provides for an annual administration fee and a commitment fee equal to 0.10% to 0.25% per annum, based on the Company’s public debt ratings, applied to the average daily unused amount of the Revolving Credit Facility. The 2018 Term Loan Facility provides for a commitment fee equal to 0.10% to 0.25% per annum, based on the Company’s public debt ratings, applied to the undrawn amount of the 2018 Term Loan Facility, from January 6, 2019 until the term loans are fully drawn or the commitments under the 2018 Term Loan Facility terminate or expire. Loans under the 2018 Credit Facility may be repaid and commitments may be terminated or reduced by the borrowers without premium or penalty other than the customary breakage costs with respect to loans bearing interest based on Adjusted LIBOR or the CDOR rate.
The 2018 Credit Facility requires the Company to maintain a leverage ratio as of the end of each fiscal quarter of no greater than 3.75 to 1. Such leverage ratio is calculated as the ratio of the sum of total indebtedness as of the date of the measurement plus six times the consolidated rent expense for the last four consecutive fiscal quarters, to Consolidated EBITDAR (as defined below) for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined as consolidated net income plus income tax expense, net interest expense, depreciation and amortization expense, consolidated rent expense and other non-cash charges, subject to certain additions and deductions. The 2018 Credit Facility also includes covenants that limit additional indebtedness, guarantees, liens, acquisitions and other investments and cash dividends that are customary for financings of this type. As of December 29, 2018, the Company was in compliance with all covenants related to this agreement.
The 2018 Credit Facility contains events of default customary for financings of this type, including, but not limited to, payment of defaults, material inaccuracy of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy or insolvency, certain events under The Employee Retirement Income Security Act, material judgments, actual or asserted failure of any guaranty supporting the 2018 Credit Facility to be in full force and effect, and changes of control. If such an event of default occurs, the lenders under the 2018 Credit Facility would be entitled to take various actions, including, but not limited to, terminating the commitments and accelerating amounts outstanding under the 2018 Credit Facility, subject to “certain funds” limitations in connection with the transaction governing the 2018 Term Loan Facility.

In connection with the acquisition of Versace, on December 21, 2018 the Company borrowed $1.6 billion in term loans under the 2018 Term Loan Facility and $350.0 million under its $1.0 billion Revolving Credit Facility provided for under the 2018 Credit Facility, to pay a portion of the acquisition consideration and other related fees and expenses. As of December 29, 2018 and March 31, 2018, the Company had borrowings of $500.0 million and $200.0 million outstanding under the 2018 Revolving Credit Facility and its prior 2017 Revolving Credit Facility, respectively, which were recorded within short-term debt in its consolidated balance sheets. In addition, stand-by letters of credit of $17.0 million were outstanding as of December 29, 2018. At December 29, 2018, the amount available for future borrowings under the 2018 Revolving Credit Facility was $483.0 million. As of December 29, 2018, the carrying value of borrowings outstanding under the 2018 Term Loan Facility was $1.588 billion, net of debt issuance costs of $11.9 million, of which $79.4 million was recorded within short-term debt and $1.509 billion was recorded within long-term debt in its consolidated balance sheets.
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

At December 29, 2018 and March 31, 2018, the fair values of the Company’s forward foreign currency exchange contracts and net investment hedges were determined using broker quotations, which were calculations derived from observable market information: the applicable currency rates at the balance sheet date and those forward rates particular to the contract at inception. The Company makes no adjustments to these broker obtained quotes or prices, but assesses the credit risk of the counterparty and would adjust the provided valuations for counterparty credit risk when appropriate. The fair values of the forward contracts are included in prepaid expenses and other current assets, and in accrued expenses and other current liabilities in the consolidated balance sheets, depending on whether they represent assets or liabilities to the Company. The fair values of net investment hedges are included in other assets, as detailed in Note 13.

All contracts are measured and recorded at fair value on a recurring basis and are categorized in Level 2 of the fair value hierarchy, as shown in the following table (in millions):

	Fair value at December 29, 2018 using:			Fair value at March 31, 2018 using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets:
Forward foreign currency exchange contracts	$—	$5.3	$—	$—	$—	$—
Net investment hedges	—	15.4	—	—	—	—
Total derivative assets	$—	$20.7	$—	$—	$—	$—

Derivative liabilities:
Forward foreign currency exchange contracts	$—	$0.2	$—	$—	$7.7	$—
Net investment hedges	—	—	—	—	—	—
Total derivative liabilities	$—	$0.2	$—	$—	$7.7	$—
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

	December 29, 2018		March 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
4.000% Senior Notes	$445.1	$423.0	$444.5	$448.1
Term Loan	$1,588.1	$1,595.0	$229.0	$231.2
Revolving Credit Facilities	$500.0	$500.0	$200.0	$200.0
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

The following tables detail the carrying values and fair values of the Company’s long-lived assets that have been impaired (in millions):

	Three Months Ended December 29, 2018			Nine Months Ended December 29, 2018
	Carrying Value Prior to Impairment	Fair Value	Impairment Charge	Carrying Value Prior to Impairment	Fair Value	Impairment Charge
Fixed Assets	$6.1	$0.2	$5.9	$20.3	$5.0	$15.3
Lease Rights	—	—	—	3.4	1.5	1.9
Total	$6.1	$0.2	$5.9	$23.7	$6.5	$17.2

	Three Months Ended December 30, 2017			Nine Months Ended December 30, 2017
	Carrying Value Prior to Impairment	Fair Value	Impairment Charge	Carrying Value Prior to Impairment	Fair Value	Impairment Charge
Fixed Assets	$3.5	$0.9	$2.6	$16.9	$2.4	$14.5
Lease Rights	—	—	—	3.6	0.2	3.4
Customer Relationships	—	—	—	1.0	—	1.0
Total	$3.5	$0.9	$2.6	$21.5	$2.6	$18.9
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
On September 24, 2018, in connection with the acquisition of Versace, the Company entered into forward foreign currency exchange contracts with a total notional amount of €1.680 billion (approximately $2.001 billion) to mitigate its foreign currency exchange risk through the expected closing date of the acquisition. These derivative contracts were not designated as accounting hedges and were settled on December 21, 2018 as a result of the debt issued in connection with the acquisition of Versace (see Note 10 for further information). Changes in fair value were recorded to foreign currency (gain) loss in the Company’s consolidated statement of operations and comprehensive income for the three and nine months ended December 29, 2018.
On July 25, 2017, in connection with the acquisition of Jimmy Choo, which closed on November 1, 2017, the Company entered into a forward foreign currency exchange contract with a notional amount of £1.115 billion (approximately $1.469 billion) to mitigate its foreign currency exchange risk through the date of the acquisition. This derivative contract was not designated as an accounting hedge and was settled on October 30, 2017. Changes in fair value were recorded to foreign currency (gain) loss in the Company’s consolidated statement of operations and comprehensive income for the three and nine months ended December 30, 2017.

Net Investment Hedges
During the nine months ended December 29, 2018, the Company entered into fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $390.0 million to hedge its net investment in Euro-denominated subsidiaries and $44.0 million to hedge its net investment in Japanese Yen-denominated subsidiaries against future volatility in the exchange rates between U.S. Dollar and these currencies. Under the terms of these contracts, which mature in November 2024, the Company will exchange the semi-annual fixed rate payments made under its Senior Notes for fixed rate payments of 1.472% to 1.585% in Euros and 0.89% in Japanese Yen. These contracts have been designated as net investment hedges.
When a cross-currency swap is used as a hedging instrument in a net investment hedge assessed under the spot method, the cross-currency basis spread is excluded from the assessment of hedge effectiveness and is recognized as a reduction in interest expense in the Company’s consolidated statements of operations and comprehensive income. Accordingly, the Company recorded a reduction in interest expense of $2.8 million and $6.7 million, respectively, during the three and nine months ended December 29, 2018.
The following table details the fair value of the Company’s derivative contracts, which are recorded on a gross basis in the consolidated balance sheets as of December 29, 2018 and March 31, 2018 (in millions):

			Fair Values
	Notional Amounts		Assets			Liabilities
	December 29, 2018	March 31, 2018	December 29, 2018		March 31, 2018	December 29, 2018		March 31, 2018
Designated forward currency exchange contracts	$153.6	$161.7	$3.5	(1)	$—	$0.2	(2)	$7.7	(2)
Designated net investment hedge	434.0	—	15.4	(3)	—	—		—
Total designated hedges	$587.6	$161.7	$18.9		$—	$0.2		$7.7
Undesignated forward currency exchange contracts	20.5	—	1.8	(1)	—	—		—
Total	$608.1	$161.7	$20.7		$—	$0.2		$7.7
____________________________________

(1)	Recorded within prepaid expenses and other current assets in the Company’s consolidated balance sheets.

(2)	Recorded within accrued expenses and other current liabilities in the Company’s consolidated balance sheets.

(3)	Recorded within other assets in the Company’s consolidated balance sheets.
The Company records and presents the fair values of all of its derivative assets and liabilities in its consolidated balance sheets on a gross basis, as shown in the above table. However, if the Company were to offset and record the asset and liability balances for its derivative instruments on a net basis in accordance with the terms of its master netting arrangements, which provide for the right to setoff amounts for similar transactions denominated in the same currencies, the resulting impact as of December 29, 2018 and March 31, 2018 would be as follows (in millions):

	Forward Currency Exchange Contracts		Net Investment Hedges
	December 29, 2018	March 31, 2018	December 29, 2018	March 31, 2018
Assets subject to master netting arrangements	$5.3	$—	$15.4	$—
Liabilities subject to master netting arrangements	$0.2	$7.7	$—	$—
Derivative assets, net	$5.3	$—	$15.4	$—
Derivative liabilities, net	$0.2	$7.7	$—	$—
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
The following table summarizes the pre-tax impact of the gains and losses on the Company’s designated forward foreign currency exchange contracts and net investment hedges (in millions):

	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
	Pre-Tax Gains Recognized in OCI	Pre-Tax Loss Recognized in OCI	Pre-Tax Gains Recognized in OCI	Pre-Tax Loss Recognized in OCI
Designated forward foreign currency exchange contracts	$2.5	$(2.4)	$12.2	$(17.7)
Designated net investment hedges	$10.8	$—	$15.4	$—
The following tables summarize the impact of the gains and losses within the consolidated statements of operations and comprehensive income related to the designated forward foreign currency exchange contracts for the three and nine months ended December 29, 2018 and December 30, 2017 (in millions):

	Three Months Ended
	Pre-Tax (Gain) Loss Reclassified from Accumulated OCI		Location of (Gain) Loss recognized	Total Cost of Sales
	December 29, 2018	December 30, 2017		December 29, 2018	December 30, 2017
Designated forward currency exchange contracts	$(0.6)	$2.2	Cost of Sales	$564.8	$556.1

	Nine Months Ended
	Pre-Tax (Gain) Loss Reclassified from Accumulated OCI		Location of (Gain) Loss recognized	Total Cost of Sales
	December 29, 2018	December 30, 2017		December 29, 2018	December 30, 2017
Designated forward currency exchange contracts	$6.3	$(1.0)	Cost of Sales	$1,507.2	$1,389.6
The Company expects that substantially all of the amounts currently recorded in accumulated other comprehensive income (loss) for its forward foreign currency exchange contracts will be reclassified into earnings during the next 12 months, based upon the timing of inventory purchases and turnover.
Undesignated Hedges
During the three and nine months ended December 29, 2018, the Company recognized a net loss of $46.8 million and $75.7 million, respectively, related to changes in the fair value of undesignated forward foreign currency exchange contracts within foreign currency loss (gain) in the Company’s consolidated statement of operations and comprehensive income. These amounts were primarily comprised of $47.0 million and $77.4 million losses during the three and nine months ended December 29, 2018, respectively, related to the derivative contracts entered into on September 25, 2018 to mitigate foreign currency exchange risk associated with the Versace acquisition that were settled on December 21, 2018.

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
14. Shareholders’ Equity
Share Repurchase Program
During the nine months ended December 29, 2018 and December 30, 2017, the Company repurchased 3,718,237 shares and 4,543,500 shares, respectively, at a cost of $200.0 million and $157.8 million, respectively, under its $1.0 billion share-repurchase program through open market transactions. As of December 29, 2018, the remaining availability under the Company’s share repurchase program was $442.2 million. Share repurchases may be made in open market or privately negotiated transactions, subject to market conditions, applicable legal requirements, trading transactions under the Company’s insider trading policy and other relevant factors. The program may be suspended or discontinued at any time.
The Company also has in place a “withhold to cover” repurchase program, which allows the Company to withhold ordinary shares from certain executive officers and directors to satisfy minimum tax withholding obligations relating to the vesting of their restricted share unit awards. During the nine month periods ended December 29, 2018 and December 30, 2017, the Company withheld 107,712 shares and 92,536 shares, respectively, with a fair value of $7.2 million and $3.2 million, respectively, in satisfaction of minimum tax withholding obligations relating to the vesting of restricted share unit awards.
15. Accumulated Other Comprehensive (Loss) Income
The following table details changes in the components of accumulated other comprehensive income (loss) (“AOCI”), net of taxes for the nine months ended December 29, 2018 and December 30, 2017, respectively (in millions):

	Foreign Currency Translation (Losses) Gains (1)	Net Gains (Losses) on Derivatives (2)	Other Comprehensive (Loss) Income Attributable to Capri	Other Comprehensive (Loss) Income Attributable to Noncontrolling Interest	Total Accumulated Other Comprehensive (Loss) Income
Balance at April 1, 2017	$(86.1)	$5.5	$(80.6)	$(0.3)	$(80.9)
Other comprehensive income (loss) before reclassifications	78.6	(15.4)	63.2	0.1	63.3
Less: amounts reclassified from AOCI to earnings	—	1.0	1.0	—	1.0
Other comprehensive income (loss), net of tax	78.6	(16.4)	62.2	0.1	62.3
Balance at December 30, 2017	$(7.5)	$(10.9)	$(18.4)	$(0.2)	$(18.6)

Balance at March 31, 2018	$61.2	$(10.7)	$50.5	$(0.2)	$50.3
Other comprehensive (loss) income before reclassifications	(159.8)	10.9	(148.9)	(0.1)	(149.0)
Less: amounts reclassified from AOCI to earnings	—	(5.5)	(5.5)	—	(5.5)
Other comprehensive (loss) income, net of tax	(159.8)	16.4	(143.4)	(0.1)	(143.5)
Balance at December 29, 2018	$(98.6)	$5.7	$(92.9)	$(0.3)	$(93.2)

_________________________

(1)
Foreign currency translation gains and losses for the nine months ended December 29, 2018 and December 30, 2017 include net gains of $9.5 million and net losses of $4.4 million, respectively, on intra-entity transactions that are of a long-term investment nature. Foreign currency translation losses for the nine months ended December 29, 2018 include a $139.3 million translation loss related to the Jimmy Choo business and a $12.8 million gain, net of taxes of $2.6 million relating to the Company's net investment hedges. Foreign currency translation gain for the nine months ended December 30, 2017 include a $35.2 million translation gain related to the Jimmy Choo business.

(2)
Reclassified amounts relate to the Company’s forward foreign currency exchange contracts for inventory purchases and are recorded within cost of goods sold in the Company’s consolidated statements of operations and comprehensive income. Accumulated other comprehensive income related to net gains (losses) on derivative financial instruments as of December 29, 2018 and March 31, 2018 is net of a tax provision of $0.7 million and a tax benefit of $1.4 million, respectively. The amount reclassified from other comprehensive income (loss) for the nine months ended December 29, 2018 is net of a tax benefit of $0.8 million. Other comprehensive income (loss) before reclassifications related to derivative financial instruments for the nine months ended December 29, 2018 and December 30, 2017 is net of a tax provision of $1.3 million and $2.3 million, respectively.

16. Share-Based Compensation
The Company issues equity grants to certain employees and directors of the Company at the discretion of the Company’s Compensation and Talent Committee. The Company has two equity plans, one stock option plan adopted in Fiscal 2008 (as amended and restated, the “2008 Plan”), and the Omnibus Incentive Plan other adopted in the third fiscal quarter of Fiscal 2012 and amended and restated with shareholder approval in May 2015 (the “Incentive Plan”). The 2008 Plan only provided for grants of share options and was authorized to issue up to 23,980,823 ordinary shares. As of December 29, 2018, there were no shares available to grant equity awards under the 2008 Plan. The Incentive Plan allows for grants of share options, restricted shares and restricted share units, and other equity awards, and authorizes a total issuance of up to 15,246,000 ordinary shares. At December 29, 2018, there were 6,250,146 ordinary shares available for future grants of equity awards under the Incentive Plan. Option grants issued from the 2008 Plan generally expire ten years from the date of the grant, and those issued under the Incentive Plan generally expire seven years from the date of the grant.
The following table summarizes the Company’s share-based compensation activity during the nine months ended December 29, 2018:

	Options	Restricted Shares	Service-Based RSUs	Performance-Based RSUs
Outstanding/Unvested at March 31, 2018	3,796,620	64,148	2,127,517	657,532
Granted	224,582	—	839,392	166,617
Exercised/Vested	(1,659,918)	(63,719)	(675,649)	(105,900)
Decrease due to performance condition	—	—	—	(101,744)
Canceled/forfeited	(25,507)	(429)	(129,817)	(29,477)
Outstanding/Unvested at December 29, 2018	2,335,777	—	2,161,443	587,028
The weighted average grant date fair value for options granted during the nine months ended December 29, 2018 and December 30, 2017 was $24.49 and $11.62, respectively. The weighted average grant date fair value of service-based and performance-based RSUs granted during the nine months ended December 29, 2018 was $67.03 and $67.52, respectively, and $37.33 and $34.68, respectively, during the nine months ended December 30, 2017.

The Company uses the Black-Scholes valuation model to estimate the grant date fair value of its share option awards. The following table presents assumptions used to estimate the fair value of options granted during the nine months ended December 29, 2018 and December 30, 2017:

	Nine Months Ended
	December 29, 2018	December 30, 2017
Expected dividend yield	0.0%	0.0%
Volatility factor	36.9%	36.3%
Weighted average risk-free interest rate	2.8%	1.8%
Expected life of option	4.85 years	4.69 years
Share-Based Compensation Expense
The following table summarizes compensation expense attributable to share-based compensation for the three and nine months ended December 29, 2018 and December 30, 2017 (in millions):

	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Share-based compensation expense	$11.9	$8.5	$38.3	$29.6
Tax benefit (deficit) related to share-based compensation expense	$2.0	$(0.6)	$7.0	$6.2
Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate to date. The estimated value of future forfeitures for equity grants as of December 29, 2018 is approximately $10.6 million.
See Note 16 in the Company’s Fiscal 2018 Annual Report on Form 10-K for additional information relating to the Company’s share-based compensation awards.
17. Income Taxes
The Company’s effective tax rates for the three and nine months ended December 29, 2018 are 17.3% and 12.7%, respectively. Such rates differ from the United Kingdom (“U.K.”) federal statutory rate of 19% primarily due to the favorable effects of global financing arrangements, partially offset by earnings generated in higher tax jurisdictions and the impact of uncertain tax positions. The decrease in the effective tax rate for the nine months ended December 29, 2018 was also due to excess tax benefits related to share-based compensation awards. The global financing activities are related to the Company’s 2014 move of its principal executive office from Hong Kong to the U.K. and decision to become a U.K. tax resident. In connection with this decision, the Company funded its international growth strategy through intercompany debt financing arrangements between certain of our U.S., U.K. and Switzerland subsidiaries in December 2015. Due to the difference in the statutory income tax rates between these jurisdictions, the Company realized a lower effective tax rate. The Company’s effective tax rates for the three and nine months ended December 30, 2017 were 21.2% and 18.0%, respectively.
As of December 29, 2018 and March 31, 2018, the Company has liabilities related to its uncertain tax positions, including accrued interest, of approximately $126.6 million and $107.4 million, respectively, which are included in other long-term liabilities in the Company’s consolidated balance sheets. The total amount of unrecognized tax benefits relating to the Company’s tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing tax audits and assessments and the expiration of applicable statutes of limitations. The Company anticipates that the balance of gross unrecognized tax benefits, excluding interest and penalties, will be reduced by approximately $37.8 million during the next 12 months, primarily due to an anticipated tax ruling regarding the deductibility of certain capital losses and anticipated audit closures. The outcomes and timing of such events are highly uncertain and changes in the occurrence, expected outcomes and timing of such events could cause the Company’s current estimate to change materially in the future.

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
In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin 118 to provide guidance for companies that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. Subsequently, as a result of finalizing its full Fiscal 2018 operating results, the issuance of new interpretive guidance, and other analyses performed, the Company finalized its accounting related to the impacts of the Tax Act and recorded immaterial measurement period adjustments in the period ending December 29, 2018.
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

•
Jimmy Choo — segment includes revenue generated from sales of luxury footwear, handbags and small leather goods through directly operated Jimmy Choo stores throughout the Americas, EMEA and certain parts of Asia, as well as through Jimmy Choo e-commerce sites. In addition, revenue is generated through wholesale sales to distribution partners (including geographic licensing arrangements), multi-brand department stores and specialty stores worldwide, as well as through product license agreements in connection with the manufacturing and sale of fragrance, sunglasses and eyewear.

All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. Corporate overhead expenses are allocated to the segments based upon revenue or other allocation methods.

The following table presents the key performance information of the Company’s reportable segments (in millions):

	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Total revenue:
MK Retail	$838.0	$846.3	$2,121.4	$2,111.2
MK Wholesale	394.9	430.8	1,215.5	1,198.0
MK Licensing	43.5	48.3	106.4	115.2
Michael Kors	1,276.4	1,325.4	3,443.3	3,424.4
Jimmy Choo	161.6	114.7	451.0	114.7
Total revenue	$1,438.0	$1,440.1	$3,894.3	$3,539.1

Income from operations:
MK Retail	$149.9	$180.4	$310.3	$341.6
MK Wholesale	108.6	100.5	336.2	263.6
MK Licensing	26.0	26.9	44.9	51.1
Michael Kors	284.5	307.8	691.4	656.3
Jimmy Choo	5.5	5.7	3.2	5.7
Income from operations	$290.0	$313.5	$694.6	$662.0
Depreciation and amortization expense for each segment are as follows (in millions):

	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Depreciation and amortization:
MK Retail	$30.8	$33.7	$95.4	$98.8
MK Wholesale	11.5	13.9	38.0	43.5
MK Licensing	0.6	0.6	1.7	1.8
Michael Kors	42.9	48.2	135.1	144.1
Jimmy Choo	8.6	5.8	25.0	5.8
Total depreciation and amortization	$51.5	$54.0	$160.1	$149.9
Total revenue (based on country of origin), and long-lived assets by geographic location are as follows (in millions):

	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Total revenue:
The Americas (U.S., Canada and Latin America) (1)	$926.8	$946.6	$2,437.7	$2,332.6
EMEA	334.2	333.1	925.2	805.0
Asia	177.0	160.4	531.4	401.5
Total revenue	$1,438.0	$1,440.1	$3,894.3	$3,539.1

	As of
	December 29, 2018	March 31, 2018
Long-lived assets, excluding goodwill:
The Americas (U.S., Canada and Latin America)(1)	$300.9	$327.3
EMEA	936.2	1,050.3
Asia	439.4	441.3
Total long-lived assets, excluding goodwill	$1,676.5	$1,818.9

(1)
Total revenue earned in the U.S. were $868.9 million and $2.274 billion for the three and nine months ended December 29, 2018 and $883.2 million and $2.164 billion for the three and nine months ended December 30, 2017. Long-lived assets located in the U.S. as of December 29, 2018 and March 31, 2018 were $277.1 million and $303.3 million, respectively.

The following table presents the Company’s goodwill by reportable segment (in millions):

	As of
	December 29, 2018	March 31, 2018
MK Retail	$91.9	$91.9
MK Wholesale	25.9	25.9
MK Licensing	1.9	1.9
Jimmy Choo	660.3	728.0
Total goodwill	$780.0	$847.7
19. Non-cash Investing Activities
Significant non-cash investing activities during the nine months ended December 30, 2017 included non-cash allocations of the fair values of the net assets acquired in connection with the Company’s acquisition of the Jimmy Choo business on November 1, 2017. See Note 3 in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018 for additional information.
There were no other significant non-cash investing or financing activities during the fiscal periods presented.

20. Subsequent Events
Acquisition of Versace
On December 31, 2018, the Company completed the acquisition of Versace for a total enterprise value of approximately €1.753 billion (or approximately $2.005 billion), giving effect to an equity investment made by the Versace family at acquisition of 2.4 million shares. The acquisition was funded through a combination of borrowings under the Company’s 2018 Term Loan Facility, drawings under the Company’s Revolving Credit Facility and cash on hand (see Note 10 for additional information). The Company believes that this acquisition will expand its global luxury group to include three iconic founder-led brands defined by luxury products with a reputation for world-class design and innovation. The Company will account for this acquisition as a business combination and is in the process of aggregating information required to support purchase accounting, as well as to prepare business combination disclosures. The Company will include all of the required business combination disclosures in its Form 10-K for the fiscal year ended March 30, 2019.
As previously mentioned in Note 1, in connection with the closing of the acquisition of Versace, the Company changed its name to Capri Holdings Limited on December 31, 2018 and began trading on the New York Stock Exchange under the ticker “CPRI” on January 2, 2019.
Net Investment Hedges
During the fourth quarter of Fiscal 2019, the Company entered into multiple fixed-to-fixed cross currency swap agreements with an aggregate notional amount of $1.500 billion to hedge its net investments in Euro-denominated subsidiaries against future volatility in the exchange rates between the U.S. Dollar and the Euro. These contracts have been designated as net investment hedges.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis (“MD&A”) of our Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto included as part of this interim report. This discussion contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may,” “expect,” “anticipate,” “estimate,” “seek,” “intend,” “believe” or similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning our ability to execute on our future growth strategies, our ability to achieve intended benefits from acquisitions, future revenue sources and concentration, gross profit margins, selling and marketing expenses, capital expenditures, general and administrative expenses, capital resources, new stores, retail fleet optimization plan and anticipated cost savings, share buybacks, additional financings or borrowings and additional losses and future prospects of the Company, as supplemented by the risk factor set forth in our Form 10-Q for the quarterly period ended June 30, 2018, and are subject to risks and uncertainties including, but not limited to, those discussed in this report that could cause actual results to differ materially from the results contemplated by these forward-looking statements. We also urge you to carefully review the risk factors set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2018, filed with the Securities and Exchange Commission on May 30, 2018.
Overview
Our Business
Capri Holdings Limited is a global fashion luxury group, consisting of iconic brands that are industry leaders in design, style and craftsmanship, led by a world-class management team and renowned designers. Its brands cover the full spectrum of fashion luxury categories including women’s and men’s accessories, footwear and ready-to-wear as well as wearable technology, watches, jewelry, eyewear and a full line of fragrance products. The Company’s goal is to continue to extend the global reach of its brands while ensuring that they maintain their independence and exclusive DNA.
The Michael Kors (“MK”) brand was launched over 35 years ago by Michael Kors, whose vision has taken the Company from its beginnings as an American luxury sportswear house to a global accessories, footwear and apparel company with a global distribution network that has presence in over 100 countries through Company-operated retail stores and e-commerce sites, leading department stores, specialty stores and select licensing partners. Michael Kors is a highly recognized luxury fashion brand in the Americas and Europe with accelerating brand awareness in other international markets. The Michael Kors brand features distinctive designs, materials and craftsmanship with a jet-set aesthetic that combines stylish elegance and a sporty attitude. Michael Kors offers three primary collections: the Michael Kors Collection luxury line, the MICHAEL Michael Kors accessible luxury line and the Michael Kors Mens line. The Michael Kors Collection establishes the aesthetic authority of the entire brand and is carried by many of our retail stores, our e-commerce sites, as well as in the finest luxury department stores in the world. MICHAEL Michael Kors has a strong focus on accessories, in addition to offering footwear and apparel, and addresses the significant demand opportunity in accessible luxury goods.We have also been developing our men’s business in recognition of the significant opportunity afforded by the Michael Kors brand’s established fashion authority and the expanding men’s market. Taken together, our Michael Kors collections target a broad customer base while retaining our premium luxury image.
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

On December 31, 2018, we completed the acquisition of Versace for an aggregate purchase price based on an enterprise value of approximately €1.753 billion (or approximately $2.005 billion), giving effect to an equity investment made by the Versace family at acquisition. The acquisition was funded through a combination of debt and cash on hand. We believe that this acquisition further expanded our global luxury group to include three iconic founder-led brands defined by luxury products with a reputation for world-class design and innovation.
As of December 29, 2018, we operated in four reportable segments, which are as follows:

•
MK Retail — includes sales of Michael Kors products from 401 retail stores in the Americas (including concessions) and 469 international retail stores (including concessions) throughout Europe and certain parts of Asia as of December 29, 2018, as well as from Michael Kors e-commerce sites.

•
MK Wholesale — includes wholesale sales of Michael Kors products through 1,276 department store doors and 840 specialty store doors in the Americas and through 1,086 specialty store doors and 212 department store doors internationally as of December 29, 2018. MK Wholesale also includes revenues from sales of Michael Kors products to geographic licensees.

•
MK Licensing — includes royalties and other contributions earned on licensed products and use of the Michael Kors trademarks and rights granted to third parties for the right to operate retail stores and/or sell the Company’s products in certain geographic regions.

•
Jimmy Choo — includes worldwide sales of Jimmy Choo products from 206 retail stores (including concessions) and Jimmy Choo e-commerce sites, through 592 wholesale doors, as well as through product and geographic licensing arrangements, as of December 29, 2018.

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
As mentioned above, on November 1, 2017, we acquired Jimmy Choo for a total transaction value of $1.447 billion. Jimmy Choo has a rich history as a leading global luxury house, renowned for its glamorous and fashion-forward footwear, and is an excellent complement to the Michael Kors brand. Additionally, on December 31, 2018 we completed the acquisition of Versace who is one of the leading international fashion design houses and a symbol of Italian luxury worldwide. Versace designs, manufactures, distributes and retails fashion and lifestyle products including haute couture, apparel, accessories, jewelry, watches, eyewear, fragrances, and home furnishings. We believe that these combinations significantly strengthen our future growth opportunities, while also increasing both product and geographic diversification. However, there are risks associated with new acquisitions and the anticipated benefits of acquisitions on our financial results may not be in line with our expectations.
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

Channel Shift and Demand for Our Accessories and Related Merchandise. Our performance is affected by trends in the luxury goods industry, as well as shifts in demographics and changes in lifestyle preferences. Although the overall consumer spending for personal luxury products has recently increased, consumer shopping preferences have continued to shift from physical stores to on-line shopping. We currently expect that this trend will continue in the foreseeable future. We continue to adjust our operating strategy to the changing business environment. We are continuing to make progress toward our previously announced plan to close between 100 and 125 of our Michael Kors retail stores in order to improve the profitability of our Michael Kors retail store fleet (“Retail Fleet Optimization Plan”), with 71 stores closed since the plan's inception. We continue to expect to incur a total of approximately $100 - $125 million of one-time costs associated with these store closures. During the nine months ended December 29, 2018, we closed 24 of our Michael Kors retail stores under the Retail Fleet Optimization Plan and recorded related restructuring charges of $9.5 million during the nine months ended December 29, 2018. We currently anticipate finalizing the remainder of the planned store closures under the Retail Fleet Optimization Plan by the end of Fiscal 2020. Collectively, we continue to anticipate ongoing annual savings of approximately $60 million as a result of the store closures and lower depreciation and amortization associated with the impairment charges recorded once these initiatives are completed.
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
In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin 118 to provide guidance for companies that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. Subsequently, as a result of finalizing its full Fiscal 2018 operating results, the issuance of new interpretive guidance, and other analyses performed, the Company finalized its accounting related to the impacts of the Tax Act and recorded immaterial measurement period adjustments in the six-month period ending December 29, 2018.

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
Segment Information
We generate revenue through four business segments: MK Retail, MK Wholesale, MK Licensing and Jimmy Choo. The following table presents our total revenue and income from operations by segment for the three and nine months ended December 29, 2018 and December 30, 2017 (in millions):

	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Total revenue:
MK Retail	$838.0	$846.3	$2,121.4	$2,111.2
MK Wholesale	394.9	430.8	1,215.5	1,198.0
MK Licensing	43.5	48.3	106.4	115.2
Michael Kors	1,276.4	1,325.4	3,443.3	3,424.4
Jimmy Choo	161.6	114.7	451.0	114.7
Total revenue	$1,438.0	$1,440.1	$3,894.3	$3,539.1

Income from operations:
MK Retail	$149.9	$180.4	$310.3	$341.6
MK Wholesale	108.6	100.5	336.2	263.6
MK Licensing	26.0	26.9	44.9	51.1
Michael Kors	284.5	307.8	691.4	656.3
Jimmy Choo	5.5	5.7	3.2	5.7
Income from operations	$290.0	$313.5	$694.6	$662.0
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

The following table presents the change in our global network of Michael Kors retail stores and revenue for the MK Retail segment by geographic location for the three and nine months ended December 29, 2018 and December 30, 2017 (dollars in millions):

	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Full price retail stores including concessions:
Number of stores	606	616	606	616
Increase (decrease) during period	12	(4)	10	2
Percentage (decrease) increase vs. prior year	(1.6)%	1.7%	(1.6)%	1.7%
Total gross square footage	1,366,362	1,421,384	1,366,362	1,421,384
Average square footage per store	2,255	2,307	2,255	2,307

Outlet stores:
Number of stores	264	232	264	232
Increase during period	4	9	31	19
Percentage increase vs. prior year	13.8%	10.5%	13.8%	10.5%
Total gross square footage	1,140,456	943,895	1,140,456	943,895
Average square footage per store	4,320	4,069	4,320	4,069

MK Retail revenue - the Americas	$557.1	$558.0	$1,354.2	$1,335.6
MK Retail revenue - Europe	163.9	168.0	422.6	444.3
MK Retail revenue - Asia	117.0	120.3	344.6	331.3
Total MK Retail	$838.0	$846.3	$2,121.4	$2,111.2
The following table presents our Michael Kors retail stores by geographic location:

	As of
	December 29, 2018	December 30, 2017
Store count by region:
The Americas	401	395
Europe	198	202
Asia	271	251
Total	870	848
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

The following table presents the change in our global network of Michael Kors wholesale doors, as well as revenue for our MK Wholesale segment by geographic location during the three and nine months ended December 29, 2018 and December 30, 2017 (dollars in millions):

	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Number of full-price wholesale doors	3,414	3,531	3,414	3,531
Decrease during period	(99)	(87)	(130)	(76)

MK Wholesale revenue - the Americas	$311.4	$338.2	$940.8	$905.8
MK Wholesale revenue - EMEA	66.3	81.2	215.6	250.7
MK Wholesale revenue - Asia	17.2	11.4	59.1	41.5
Total MK Wholesale	$394.9	$430.8	$1,215.5	$1,198.0
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
Jimmy Choo
The Jimmy Choo business was acquired and consolidated beginning on November 1, 2017. We generate revenue through the sale of Jimmy Choo luxury goods to end clients through directly operated Jimmy Choo stores throughout the Americas, EMEA and certain parts of Asia, through our e-commerce sites, as well as through wholesale sales of luxury goods to distribution partners (including geographic licensing arrangements that allow third parties to use the Jimmy Choo tradenames in connection with retail and/or wholesale sales of Jimmy Choo branded products in specific geographic regions), multi-brand department stores and specialty stores worldwide. In addition, revenue is generated through product licensing agreements, which allow third parties to use the Jimmy Choo brand name and trademarks in connection with the manufacturing and sale of fragrances, sunglasses and eyewear, as well as through geographic licensing arrangements, which allow third parties to use the Jimmy Choo tradenames in connections with the retail and/or wholesale sales of our Jimmy Choo branded products in specific geographic regions.

The following table presents our global network of Jimmy Choo retail stores and wholesale doors:

	As of
	December 29, 2018	December 30, 2017
Store count:
Full-price retail stores including concessions	168	158
Outlet stores	38	21
Total stores	206	179

Number of full-price wholesale doors	592	619

The following table presents Jimmy Choo revenue by geographic location (in millions):

	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017 (1)	December 29, 2018	December 30, 2017 (1)
Jimmy Choo revenue:
The Americas	$29.1	$21.0	$75.1	$21.0
EMEA	89.7	65.0	248.2	65.0
Asia	42.8	28.7	127.7	28.7
Total Jimmy Choo revenue	$161.6	$114.7	$451.0	$114.7
___________________

(1)	The amounts reflected represent revenue included in the Company’s results of operations from November 1, 2017 through December 30, 2017.
Key Consolidated Performance Indicators and Statistics
We use a number of key indicators of operating results to evaluate our Company’s performance, including the following (dollars in millions):

	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Total revenue	$1,438.0	$1,440.1	$3,894.3	$3,539.1
Decrease in Michael Kors comparable store sales	(2.4)%	(3.2)%	(1.5)%	(3.5)%
Gross profit as a percent of total revenue	60.7%	61.4%	61.3%	60.7%
Income from operations	$290.0	$313.5	$694.6	$662.0
Income from operations as a percent of total revenue	20.2%	21.8%	17.8%	18.7%
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

Results of Operations
Comparison of the three months ended December 29, 2018 with the three months ended December 30, 2017
The following table details the results of our operations for the three months ended December 29, 2018 and December 30, 2017, and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Three Months Ended		$ Change	% Change	% of Total Revenue for the Three Months Ended
	December 29, 2018	December 30, 2017			December 29, 2018	December 30, 2017
Statements of Operations Data:
Total revenue	$1,438.0	$1,440.1	$(2.1)	(0.1)%
Cost of goods sold	564.8	556.1	8.7	1.6%	39.3%	38.6%
Gross profit	873.2	884.0	(10.8)	(1.2)%	60.7%	61.4%
Selling, general and administrative expenses	506.1	485.9	20.2	4.2%	35.2%	33.7%
Depreciation and amortization	51.5	54.0	(2.5)	(4.6)%	3.6%	3.7%
Impairment of long-lived assets	5.9	2.6	3.3	126.9%	0.4%	0.2%
Restructuring and other charges (1)	19.7	28.0	(8.3)	(29.6)%	1.4%	1.9%
Total operating expenses	583.2	570.5	12.7	2.2%	40.6%	39.6%
Income from operations	290.0	313.5	(23.5)	(7.5)%	20.2%	21.8%
Other income, net	(1.4)	(0.1)	(1.3)	NM	0.1%	—%
Interest expense, net	7.7	8.3	(0.6)	(7.2)%	0.5%	0.6%
Foreign currency loss	42.6	27.0	15.6	57.8%	3.0%	1.9%
Income before provision for income taxes	241.1	278.3	(37.2)	(13.4)%	16.8%	19.3%
Provision for income taxes	41.7	58.9	(17.2)	(29.2)%	2.9%	4.1%
Net income	199.4	219.4	(20.0)	(9.1)%
Less: Net loss attributable to noncontrolling interest	(0.2)	—	(0.2)	NM
Net income attributable to Capri	$199.6	$219.4	$(19.8)	(9.0)%
___________________
NM Not meaningful

(1)
Includes store closure costs recorded in connection with the Michael Kors retail fleet optimization Plan (as defined in Note 9) and other restructuring initiatives, and transaction and transition costs recorded in connection with our acquisitions of Jimmy Choo and Versace.

Total Revenue
Total revenue decreased $2.1 million, or 0.1%, to $1.438 billion for the three months ended December 29, 2018, compared to $1.440 billion for the three months ended December 30, 2017, which included net unfavorable foreign currency effects of approximately $18.4 million, primarily related to the weakening of the Euro, the British Pound, the Chinese Renminbi and the Canadian Dollar against the U.S. Dollar during the three months ended December 29, 2018 as compared to the same prior year period. Total revenue for the three months ended December 29, 2018 includes approximately $39.3 million of incremental revenue attributable to Jimmy Choo, which was acquired and consolidated into the Company's results of operations effective November 1, 2017. In addition, the decrease in total revenue for the three months ended December 29, 2018 was due to lower revenue from our Michael Kors businesses.

The following table details revenues for our four business segments (dollars in millions):

	Three Months Ended			% Change		% of Total Revenue for the Three Months Ended
	December 29, 2018	December 30, 2017	$ Change	As Reported	Constant Currency	December 29, 2018	December 30, 2017
Total revenue:
MK Retail	$838.0	$846.3	$(8.3)	(1.0)%	0.3%	58.3%	58.8%
MK Wholesale	394.9	430.8	(35.9)	(8.3)%	(7.8)%	27.5%	29.9%
MK Licensing	43.5	48.3	(4.8)	(9.9)%	(9.9)%	3.0%	3.3%
Michael Kors	1,276.4	1,325.4	(49.0)	(3.7)%	(2.7)%	88.8%	92.0%
Jimmy Choo	161.6	114.7	46.9	NM	NM	11.2%	8.0%
Total revenue	$1,438.0	$1,440.1	$(2.1)	(0.1)%	1.1%
MK Retail
Revenue from our Michael Kors retail stores decreased $8.3 million, or 1.0%, to $838.0 million for the three months ended December 29, 2018, compared to $846.3 million for the three months ended December 30, 2017, which included net unfavorable foreign currency effects of $10.9 million.
During the three months ended December 29, 2018, our comparable store sales decreased $17.5 million, or 2.4%, primarily attributable to lower sales from our watches, women’s accessories and jewelry product categories, offset in part by higher sales from women’s footwear and apparel. Our comparable store sales benefited approximately 290 basis points from the inclusion of e-commerce sales in comparable store sales. Our comparable store sales included net unfavorable foreign currency effects of approximately $10.0 million. On a constant currency basis, our comparable store sales decreased $7.5 million, or 1.0%.
Our non-comparable store sales increased $9.2 million during the three months ended December 29, 2018. The increase in non-comparable store sales was primarily attributable to a net increase of 22 stores to 870 Michael Kors retail stores as of December 29, 2018, as compared to prior year, as well as due to newly renovated and expanded stores.
MK Wholesale
Revenue from our Michael Kors wholesale customers decreased $35.9 million, or 8.3%, to $394.9 million for the three months ended December 29, 2018, compared to $430.8 million for the three months ended December 30, 2017. The decrease in our wholesale revenue was primarily attributable to lower sales of women’s accessories during the three months ended December 29, 2018, compared to the three months ended December 30, 2017.
MK Licensing
Royalties earned on our Michael Kors licensing agreements decreased $4.8 million, or 9.9%, to $43.5 million for the three months ended December 29, 2018, compared to $48.3 million for the three months ended December 30, 2017. This decrease was primarily attributable to lower licensing revenues related to the sales of fashion watches and jewelry, offset in part by higher licensing revenues related to sales of outerwear.
Jimmy Choo
Revenue earned from Jimmy Choo increased $46.9 million to $161.6 million for the three months ended December 29, 2018, compared to $114.7 million for the three months ended December 30, 2017, which included net unfavorable foreign currency effects of $5.0 million. The three month period ended December 29, 2018 included incremental revenue of $39.3 million due to the inclusion of the Jimmy Choo business acquired on November 1, 2017 for the entire third quarter of the current fiscal year. The remaining increase was primarily attributable to higher retail sales of the footwear product category.

Gross Profit
Gross profit decreased $10.8 million, or 1.2%, to $873.2 million for the three months ended December 29, 2018, compared to $884.0 million for the three months ended December 30, 2017, which included net unfavorable foreign currency effects of $11.6 million. Gross profit as a percentage of total revenue decreased 70 basis points to 60.7% during the three months ended December 29, 2018, compared to 61.4% during the three months ended December 30, 2017. The decrease in our gross profit margin was primarily attributable to a decrease in gross profit margin from our MK Retail Segment of 280 basis points, primarily driven by increased markdowns during three months ended December 29, 2018, as compared to the three months ended December 30, 2017. The decrease in our gross profit margin was offset in part by an increase in gross profit margin from our MK Wholesale Segment of 120 basis points, primarily due to favorable channel mix in Europe. In addition, Jimmy Choo benefited our gross profit margin 50 basis points.
Total Operating Expenses
Total operating expenses increased $12.7 million, or 2.2%, to $583.2 million during the three months ended December 29, 2018, compared to $570.5 million for the three months ended December 30, 2017, which included incremental operating expenses of $30.8 million associated with the recently acquired Jimmy Choo business. Our operating expenses included a net favorable foreign currency impact of approximately $9.2 million. Total operating expenses increased to 40.6% as a percentage of total revenue for the three months ended December 29, 2018, compared to 39.6% for the three months ended December 30, 2017. The components that comprise total operating expenses are explained below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $20.2 million, or 4.2%, to $506.1 million during the three months ended December 29, 2018, compared to $485.9 million for the three months ended December 30, 2017. The increase in selling, general and administrative expenses was primarily due to the following:

•	incremental costs of $21.3 million associated with the recently acquired Jimmy Choo business, which has been consolidated in our operations beginning on November 1, 2017; and

•	increased retail store and e-commerce related costs of $15.3 million, primarily comprised of increased occupancy costs, increased salaries and increased advertising costs.
These increases were partially offset by:

•	decreased selling costs of $7.5 million; and

•	decreased advertising and marketing costs of $8.1 million.
Selling, general and administrative expenses as a percentage of total revenue increased to 35.2% for the three months ended December 29, 2018, compared to 33.7% for the three months ended December 30, 2017, primarily due to increased retail store and e-commerce related costs, partially offset by lower selling costs as a percentage of total revenue during the three months ended December 29, 2018, as compared to the three months ended December 30, 2017.
Depreciation and Amortization
Depreciation and amortization decreased $2.5 million, or 4.6%, to $51.5 million during the three months ended December 29, 2018, compared to $54.0 million for the three months ended December 30, 2017. The decrease in depreciation and amortization expense was primarily attributable to lower depreciation due to previously recorded fixed asset impairment charges, partially offset by incremental depreciation and amortization expense of $2.7 million attributable to our Jimmy Choo business (including amortization of purchase accounting adjustments). Depreciation and amortization decreased to 3.6% as a percentage of total revenue during the three months ended December 29, 2018, compared to 3.7% for the three months ended December 30, 2017.
Impairment of Long-Lived Assets
During the three months ended December 29, 2018, we recognized long-lived asset impairment charges of $5.9 million, which were primarily comprised of $5.4 million of impairment charges related to underperforming Michael Kors retail store locations, some of which will be closed as part of our previously announced Retail Fleet Optimization Plan (see Note 9 and Note 12 to the accompanying consolidated financial statements for additional information). During the three months ended December 30, 2017, we recognized long-lived asset impairment charges of approximately $2.6 million, which were related to underperforming Michael Kors retail store locations, some of which related to closures as part of our Retail Fleet Optimization Plan.

Restructuring and Other Charges
During the three months ended December 29, 2018, we recognized restructuring and other charges of $19.7 million, which included transaction and transition costs of $12.2 million and restructuring charges of $7.5 million, of which $4.1 million was recorded in connection with our Retail Fleet Optimization Plan and $3.4 million related to Jimmy Choo lease termination charges (see Note 9 to the accompanying consolidated financial statements for additional information). The transaction and transition costs recorded during the three months ended December 29, 2018 included $6.3 million in connection with the Jimmy Choo acquisition and $5.9 million related to the acquisition of Versace.
During the three months ended December 30, 2017, we recognized restructuring and other charges of $28.0 million, which were comprised of $25.6 million of transaction and transition costs in connection with the Jimmy Choo acquisition and restructuring charges of $2.4 million recorded in connection with our Retail Fleet Optimization Plan.
Income from Operations
As a result of the foregoing, income from operations decreased $23.5 million, or 7.5%, to $290.0 million during three months ended ended December 29, 2018, compared to $313.5 million for the three months ended December 30, 2017. Income from operations as a percentage of total revenue decreased to 20.2% during the three months ended December 29, 2018, compared to 21.8% for the three months ended December 30, 2017.
The following table details income from operations for our four business segments (dollars in millions):

	Three Months Ended				% of Total Revenue for the Three Months Ended
	December 29, 2018	December 30, 2017	$ Change	% Change	December 29, 2018	December 30, 2017
Income from operations:
MK Retail	$149.9	$180.4	$(30.5)	(16.9)%	17.9%	21.3%
MK Wholesale	108.6	100.5	8.1	8.1%	27.5%	23.3%
MK Licensing	26.0	26.9	(0.9)	(3.3)%	59.8%	55.7%
Michael Kors	284.5	307.8	(23.3)	(7.6)%	22.3%	23.2%
Jimmy Choo	5.5	5.7	(0.2)	NM	3.4%	5.0%
Income from operations	$290.0	$313.5	$(23.5)	(7.5)%	20.2%	21.8%
MK Retail
Income from operations for our MK Retail segment decreased $30.5 million, or 16.9%, to $149.9 million during the three months ended December 29, 2018, compared to $180.4 million for the three months ended December 30, 2017. Income from operations as a percentage of retail revenue decreased 340 basis points from 21.3% for the three months ended December 30, 2017, to 17.9% during the three months ended December 29, 2018. The decrease in income from operations as a percentage of retail revenue was primarily due to a decrease in gross profit margin of 280 basis points, as previously discussed, as well as an increase in operating expenses of 60 basis points. The increase in operating expenses as a percentage of total revenue was primarily due to increased retail store related and e-commerce costs, partially offset by decreased marketing and depreciation expenses.
MK Wholesale
Income from operations for our MK Wholesale segment increased $8.1 million, or 8.1%, to $108.6 million during the three months ended December 29, 2018, compared to $100.5 million for the three months ended December 30, 2017. Income from operations as a percentage of wholesale revenue increased approximately 420 basis points from 23.3% for the three months ended December 30, 2017 to 27.5% during the three months ended December 29, 2018, which was attributable to a 300 basis point decrease in operating expenses as a percentage of wholesale revenue, as well as an increase in our wholesale gross profit margin of approximately 120 basis points, as previously discussed. The decrease in operating expenses as a percentage of total revenue was largely due to decreased corporate allocated expenses, selling costs and distribution costs.

MK Licensing
Income from operations for our MK Licensing segment decreased $0.9 million, or 3.3%, to $26.0 million during the three months ended December 29, 2018, compared to $26.9 million for the three months ended December 30, 2017. Income from operations as a percentage of licensing revenue increased approximately 410 basis points from 55.7% during the three months ended December 30, 2017 to 59.8% during the three months ended December 29, 2018, primarily due to decreased advertising costs, selling costs and corporate allocated expenses as a percentage of licensing revenue.
Jimmy Choo
Income from operations for our Jimmy Choo segment decreased $0.2 million to $5.5 million during the three months ended December 29, 2018, compared to $5.7 million for the period from the date of acquisition through December 30, 2017. Income from operations as a percentage of Jimmy Choo revenue decreased from 5.0% for the period from the date of acquisition through December 30, 2017 to 3.4% during the three months ended December 29, 2018, primarily due to an operating loss for the incremental period in Fiscal 2019 of $3.7 million, reflecting our investments in the Jimmy Choo business and transition and integration costs, which negatively impacted income from operations as a percentage of Jimmy Choo revenue by 410 basis points. This decrease was partially offset by an increase in gross profit margin of approximately 220 basis points, reflecting lower cost of goods and a decrease in purchase accounting adjustments, as well as lower operating expenses of approximately 30 basis points.
Interest Expense, net
Interest expense, net decreased $0.6 million to $7.7 million during the three months ended December 29, 2018, compared to $8.3 million for the three months ended December 30, 2017, as the $2.8 million reduction to interest expense related to the cross-currency swap used in the net investment hedge during the three months ended December 29, 2018 (see Note 13 to the accompanying consolidated financial statements for additional information) more than offset the increased interest expense attributable to higher borrowings than in prior year (see Note 10 to the accompanying consolidated financial statements for additional information).
Foreign Currency Loss
During the three months ended December 29, 2018, we recognized a net foreign currency loss of $42.6 million, primarily attributable to a $47.0 million loss related to forward foreign currency exchange derivative contracts to hedge the transaction price of the Versace acquisition (see Note 13 and Note 20 to the accompanying consolidated financial statements for additional information).
During the three months ended December 30, 2017, we recognized a net foreign currency loss of $27.0 million, which primarily included a $32.0 million loss related to a forward foreign currency exchange derivative contract to hedge the Jimmy Choo transaction price.
Provision for Income Taxes
We recognized $41.7 million of income tax expense during the three months ended December 29, 2018, compared to $58.9 million for the three months ended December 30, 2017. Our effective tax rate for the three months ended December 29, 2018, was 17.3%, compared to 21.2% for the three months ended December 30, 2017. The decrease in our effective tax rate was primarily due to the favorable impact of the Tax Cuts and Jobs Act, certain income tax credits claimed in the current year, as well as an increase in the proportion of earnings generated in lower tax jurisdictions during the three months ended December 29, 2018. These decreases were partially offset by a lower favorable effect of our global financing activities during the three months ended December 29, 2018, compared to three months ended December 30, 2017. The global financing activities are related to our previously disclosed 2014 move of our principal executive office from Hong Kong to the United Kingdom (“U.K.”) and decision to become a U.K. tax resident. In connection with this decision, we funded our international growth strategy through intercompany debt financing arrangements between certain of our U.S., U.K. and Switzerland subsidiaries in December 2015. Accordingly, due to the difference in the statutory income tax rates between these jurisdictions, we realized a lower effective tax rate.
Our effective tax rate may fluctuate from time to time due to the effects of changes in U.S. state and local taxes and tax rates in foreign jurisdictions. In addition, factors such as the geographic mix of earnings, enacted tax legislation and the results of various global tax strategies, may also impact our effective tax rate in future periods.
Net Loss Attributable to Noncontrolling Interest
During the three months ended December 29, 2018, we recorded a net loss attributable to the noncontrolling interest in our joint ventures of $0.2 million. This loss represents the share of income that is not attributable to the Company.

Net Income Attributable to Capri
As a result of the foregoing, our net income decreased $19.8 million, or 9.0%, to $199.6 million during the three months ended December 29, 2018, compared to $219.4 million for the three months ended December 30, 2017.
Results of Operations
Comparison of the nine months ended December 29, 2018 with the nine months ended December 30, 2017
The following table details the results of our operations for the nine months ended December 29, 2018 and December 30, 2017, and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Nine Months Ended		$ Change	% Change	% of Total Revenue for the Nine Months Ended
	December 29, 2018	December 30, 2017			December 29, 2018	December 30, 2017
Statements of Operations Data:
Total revenue	$3,894.3	$3,539.1	$355.2	10.0%
Cost of goods sold	1,507.2	1,389.6	117.6	8.5%	38.7%	39.3%
Gross profit	2,387.1	2,149.5	237.6	11.1%	61.3%	60.7%
Selling, general and administrative expenses	1,466.0	1,267.4	198.6	15.7%	37.6%	35.8%
Depreciation and amortization	160.1	149.9	10.2	6.8%	4.1%	4.2%
Impairment of long-lived assets	17.2	18.9	(1.7)	(9.0)%	0.4%	0.5%
Restructuring and other charges (1)	49.2	51.3	(2.1)	(4.1)%	1.3%	1.4%
Total operating expenses	1,692.5	1,487.5	205.0	13.8%	43.5%	42.0%
Income from operations	694.6	662.0	32.6	4.9%	17.8%	18.7%
Other income, net	(3.7)	(1.0)	(2.7)	NM	0.1%	—%
Interest expense, net	21.1	10.2	10.9	NM	0.5%	0.3%
Foreign currency loss (gain)	78.5	(14.7)	93.2	NM	2.0%	(0.4)%
Income before provision for income taxes	598.7	667.5	(68.8)	(10.3)%	15.4%	18.9%
Provision for income taxes	76.0	119.9	(43.9)	(36.6)%	2.0%	3.4%
Net income	522.7	547.6	(24.9)	(4.5)%
Less: Net loss attributable to noncontrolling interest	(0.9)	(0.2)	(0.7)	NM
Net income attributable to Capri	$523.6	$547.8	$(24.2)	(4.4)%
___________________
NM Not meaningful

(1)
Includes store closure costs recorded in connection with the Michael Kors retail fleet optimization Plan (as defined in Note 9) and other restructuring initiatives, and transaction and transition costs recorded in connection with our acquisitions of Jimmy Choo and Versace.

Total Revenue
Total revenue increased $355.2 million, or 10.0%, to $3.894 billion for the nine months ended December 29, 2018, compared to $3.539 billion for the nine months ended December 30, 2017, which included net unfavorable foreign currency effects of approximately $4.4 million, primarily related to the weakening of the Canadian Dollar and the British Pound against the U.S. Dollar. Total revenue for the nine months ended December 29, 2018 includes approximately $328.7 million of incremental revenue attributable to Jimmy Choo, which was acquired and consolidated into the Company's results of operations effective November 1, 2017. The increase in revenue was also due to higher revenue from our Michael Kors businesses.

The following table details revenues for our four business segments (dollars in millions):

	Nine Months Ended			% Change		% of Total Revenue for the Nine Months Ended
	December 29, 2018	December 30, 2017	$ Change	As Reported	Constant Currency	December 29, 2018	December 30, 2017
Total revenue:
MK Retail	$2,121.4	$2,111.2	$10.2	0.5%	0.5%	54.5%	59.7%
MK Wholesale	1,215.5	1,198.0	17.5	1.5%	1.4%	31.2%	33.8%
MK Licensing	106.4	115.2	(8.8)	(7.6)%	(7.6)%	2.7%	3.3%
Michael Kors	3,443.3	3,424.4	18.9	0.6%	0.5%	88.4%	96.8%
Jimmy Choo	451.0	114.7	336.3	NM	NM	11.6%	3.2%
Total revenue	$3,894.3	$3,539.1	$355.2	10.0%	10.2%
MK Retail
Revenue from our Michael Kors retail stores increased $10.2 million, or 0.5%, to $2.121 billion for the nine months ended December 29, 2018, compared to $2.111 billion for the nine months ended December 30, 2017.
During the nine months ended December 29, 2018, our comparable store sales decreased $27.9 million, or 1.5%, primarily attributable to lower sales from our watches, women’s accessories and jewelry product categories, offset in part by higher sales from women’s footwear and apparel. Our comparable store sales benefited approximately 250 basis points from the inclusion of e-commerce sales in comparable store sales. Our comparable store sales included net unfavorable foreign currency effects of approximately $1.4 million. On a constant currency basis, our comparable store sales decreased $26.5 million, or 1.5%.
Our non-comparable store sales increased $38.1 million during the nine months ended December 29, 2018. The increase in non-comparable store sales was primarily attributable to operating an additional 22 stores to 870 Michael Kors retail stores as of December 29, 2018, as compared to prior year, as well as due to newly renovated and expanded stores.
MK Wholesale
Revenue from our Michael Kors wholesale customers increased $17.5 million, or 1.5%, to $1.216 billion for the nine months ended December 29, 2018, compared to $1.198 billion for the nine months ended December 30, 2017. The increase in our wholesale revenue was primarily attributable to higher sales of footwear and women’s accessories, partially offset by decreased sales of women’s apparel during the nine months ended December 29, 2018, as compared to the nine months ended December 30, 2017.
MK Licensing
Royalties earned on our Michael Kors licensing agreements decreased $8.8 million, or 7.6%, to $106.4 million for the nine months ended December 29, 2018, compared to $115.2 million for the nine months ended December 30, 2017. This decrease was primarily attributable to lower licensing revenues related to the sales of fashion watches and jewelry, offset in part by higher licensing revenues related to sales of outerwear.
Jimmy Choo
Revenue earned from Jimmy Choo increased $336.3 million to $451.0 million for the nine months ended December 29, 2018, compared to $114.7 million for the nine months ended December 30, 2017, which included net unfavorable foreign currency effects of $5.0 million. The nine month period ended December 29, 2018 included incremental revenue of $328.7 million due to the inclusion of the Jimmy Choo business acquired on November 1, 2017 for the entire nine month period in the current year. The remaining increase was primarily attributable to higher retail sales of footwear product category.

Gross Profit
Gross profit increased $237.6 million, or 11.1%, to $2.387 billion for the nine months ended December 29, 2018, compared to $2.150 billion for the nine months ended December 30, 2017. Gross profit as a percentage of total revenue increased 60 basis points to 61.3% during the nine months ended December 29, 2018, compared to 60.7% during the nine months ended December 30, 2017. The increase in our gross profit margin was primarily attributable to the inclusion of Jimmy Choo, which benefited our gross margin 60 basis points, as well as an increase in gross profit margin from our MK Wholesale Segment of 230 basis points, primarily driven by lower costs of goods during the nine months ended December 29, 2018, as compared to the nine months ended December 30, 2017. The increase in our gross profit margin was offset in part by a 120 basis point decrease in our gross profit margin from our MK Retail Segment, primarily driven by increased markdowns.
Total Operating Expenses
Total operating expenses increased $205.0 million, or 13.8%, to $1.693 billion during the nine months ended December 29, 2018, compared to $1.488 billion for the nine months ended December 30, 2017, which included incremental operating expenses of $227.7 million associated with the recently acquired Jimmy Choo business. Total operating expenses increased to 43.5% as a percentage of total revenue for the nine months ended December 29, 2018, compared to 42.0% for the nine months ended December 30, 2017. The components that comprise total operating expenses are explained below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $198.6 million, or 15.7%, to $1.466 billion during the nine months ended December 29, 2018, compared to $1.267 billion for the nine months ended December 30, 2017. The increase in selling, general and administrative expenses was primarily due to the following:

•	incremental costs of $186.9 million associated with the recently acquired Jimmy Choo business, which has been consolidated in our operations beginning on November 1, 2017; and

•	increased retail store and e-commerce related costs of $35.4 million, primarily comprised of increased occupancy costs, increased advertising costs and increased salaries.
These increases were partially offset by:

•	decreased distribution costs of $11.5 million; and

•	decreased selling costs of $10.1 million.
Selling, general and administrative expenses as a percentage of total revenue increased to 37.6% during the nine months ended December 29, 2018, compared to 35.8% for the nine months ended December 30, 2017, primarily due to the inclusion of expenses associated with the Jimmy Choo business, increased retail store and e-commerce related costs, partially offset by lower selling and distribution costs as a percentage of total revenue during the nine months ended December 29, 2018, as compared to the nine months ended December 30, 2017.
Depreciation and Amortization
Depreciation and amortization increased $10.2 million, or 6.8%, to $160.1 million during the nine months ended December 29, 2018, compared to $149.9 million for the nine months ended December 30, 2017. The increase in depreciation and amortization expense was primarily attributable to incremental depreciation and amortization expense of $19.1 million attributable to the Jimmy Choo business (including amortization of purchase accounting adjustments), partially offset by lower depreciation due to previously recorded fixed asset impairment charges. Depreciation and amortization decreased to 4.1% as a percentage of total revenue during the nine months ended December 29, 2018, compared to 4.2% for the nine months ended December 30, 2017.
Impairment of Long-Lived Assets
During the nine months ended December 29, 2018, we recognized long-lived asset impairment charges of $17.2 million, which were primarily comprised of $15.4 million of impairment charges related to underperforming Michael Kors retail store locations, some of which will be closed as part of our previously announced Retail Fleet Optimization Plan (see Note 9 and Note 12 to the accompanying consolidated financial statements for additional information). During the nine months ended December 30, 2017, we recognized long-lived asset impairment charges of approximately $18.9 million, which were related to underperforming Michael Kors retail store locations, some of which related to closures as part of our Retail Fleet Optimization Plan.

Restructuring and Other Charges
During the nine months ended December 29, 2018, we recognized restructuring and other charges of $49.2 million, which included restructuring charges of $13.9 million, of which $9.5 million was recorded in connection with our Retail Fleet Optimization Plan and $4.4 million related to Jimmy Choo lease-related charges (see Note 9 to the accompanying consolidated financial statements for additional information) and transaction and transition costs of $35.3 million. The transaction and transition costs recorded during the nine months ended December 29, 2018 included $20.2 million in connection with the Jimmy Choo acquisition and $15.1 million related to the acquisition of Versace.
During the nine months ended December 30, 2017, we recognized restructuring and other charges of $51.3 million, which were comprised of $43.0 million of transaction and transition costs recorded in connection with the Jimmy Choo acquisition and restructuring charges of $8.3 million recorded in connection with our Retail Fleet Optimization Plan.
Income from Operations
As a result of the foregoing, income from operations increased $32.6 million or 4.9%, to $694.6 million during the nine months ended December 29, 2018, compared to $662.0 million for the nine months ended December 30, 2017. Income from operations as a percentage of total revenue decreased to 17.8% during the nine months ended December 29, 2018, compared to 18.7% for the nine months ended December 30, 2017.
The following table details income from operations for our four business segments (dollars in millions):

	Nine Months Ended				% of Total Revenue for the Nine Months Ended
	December 29, 2018	December 30, 2017	$ Change	% Change	December 29, 2018	December 30, 2017
Income from operations:
MK Retail	$310.3	$341.6	$(31.3)	(9.2)%	14.6%	16.2%
MK Wholesale	336.2	263.6	72.6	27.5%	27.7%	22.0%
MK Licensing	44.9	51.1	(6.2)	(12.1)%	42.2%	44.4%
Michael Kors	691.4	656.3	35.1	5.3%	20.1%	19.2%
Jimmy Choo	3.2	5.7	(2.5)	NM	0.7%	5.0%
Income from operations	$694.6	$662.0	$32.6	4.9%	17.8%	18.7%
MK Retail
Income from operations for our MK Retail segment decreased $31.3 million, or 9.2%, to $310.3 million during the nine months ended December 29, 2018, compared to $341.6 million for the nine months ended December 30, 2017. Income from operations as a percentage of retail revenue decreased 160 basis points from 16.2% for the nine months ended December 30, 2017 to 14.6% during the nine months ended December 29, 2018. The decrease in income from operations as a percentage of retail revenue was primarily due to a decrease in gross profit margin of 120 basis points, as previously discussed, as well as an increase in operating expenses of 40 basis points. The increase in operating expenses as a percentage of total revenue was primarily due to increased retail store related and e-commerce costs, partially offset by lower marketing, distribution and depreciation expenses, as well as lower impairment charges.
MK Wholesale
Income from operations for our MK Wholesale segment increased $72.6 million, or 27.5%, to $336.2 million during the nine months ended December 29, 2018, compared to $263.6 million for the nine months ended December 30, 2017. Income from operations as a percentage of wholesale revenue increased approximately 570 basis points from 22.0% during the nine months ended December 30, 2017 to 27.7% during the nine months ended December 29, 2018, which was attributable to an increase in our wholesale gross profit margin of approximately 230 basis points, as previously discussed, as well as a 340 basis point decrease in operating expenses as a percentage of wholesale revenue. The decrease in operating expenses as a percentage of total revenue was largely due to decreased selling costs, distribution costs, corporate allocated expenses and depreciation expenses.

MK Licensing
Income from operations for our MK Licensing segment decreased $6.2 million, or 12.1%, to $44.9 million during the nine months ended December 29, 2018, compared to $51.1 million for the nine months ended December 30, 2017. Income from operations as a percentage of licensing revenue decreased from 44.4% during the nine months ended December 30, 2017 to 42.2% during the nine months ended December 29, 2018, primarily due to higher advertising costs as a percentage of licensing revenue, partially offset by lower corporate allocated expenses.
Jimmy Choo
Income from operations for our Jimmy Choo segment decreased $2.5 million to $3.2 million during the nine months ended December 29, 2018, compared to $5.7 million for the period from the date of acquisition through December 30, 2017. Income from operations as a percentage of Jimmy Choo revenue decreased from 5.0% for the period from the date of acquisition through December 30, 2017 to 0.7% during the nine months ended December 29, 2018, primarily due to an operating loss of $6.0 million for the first ten months of Fiscal 2019, reflecting our investments in the Jimmy Choo business and transition and integration costs, which negatively impacted income from operations as a percentage of Jimmy Choo revenue by 680 basis points. This decrease was partially offset by an increase in gross profit margin of approximately 220 basis points, reflecting lower cost of goods and a decrease in purchase accounting adjustments, as well as lower operating expenses of approximately 30 basis points.
Interest Expense, net
Interest expense, net increased $10.9 million to $21.1 million during the nine months ended December 29, 2018, compared to $10.2 million for the nine months ended December 30, 2017, primarily due to increased interest expense attributable to higher borrowings than in prior year (see Note 10 to the accompanying consolidated financial statements for additional information). This increase was partially offset by a $6.7 million reduction to interest expense related to the cross-currency swap used in the net investment hedge during the nine months ended December 29, 2018 (see Note 13 to the accompanying consolidated financial statements for additional information).
Foreign Currency Loss (Gain)
During the nine months ended December 29, 2018, we recognized a net foreign currency loss of $78.5 million, primarily attributable to a $77.4 million realized loss related to forward foreign currency exchange derivative contracts to hedge the transaction price of the Versace acquisition (see Note 13 and Note 20 to the accompanying consolidated financial statements for additional information).
During the nine months ended December 30, 2017, we recognized a net foreign currency gain of $14.7 million, which included a $4.7 million realized gain related to a forward foreign currency exchange derivative contract to hedge the transaction price of the Jimmy Choo business, as well as net gains on the revaluation and settlement of certain of our accounts payable in currencies other than the functional currency of the applicable reporting units, as well as the remeasurement of dollar-denominated intercompany loans with certain of our subsidiaries.
Provision for Income Taxes
We recognized $76.0 million of income tax expense during the nine months ended December 29, 2018, compared to $119.9 million for the nine months ended December 30, 2017. Our effective tax rate for the nine months ended December 29, 2018, was 12.7%, compared to 18.0% for the nine months ended December 30, 2017. The decrease in our effective tax rate was primarily due to tax benefits associated with share-based compensation, the favorable impact of the Tax Cuts and Jobs Act, as well as an increase in the proportion of earnings generated in lower tax jurisdictions during the nine months ended December 29, 2018. These decreases were partially offset by a lower favorable effect of our global financing activities during the nine months ended December 29, 2018, compared to nine months ended December 30, 2017. The global financing activities are related to our previously disclosed 2014 move of our principal executive office from Hong Kong to the United Kingdom (“U.K.”) and decision to become a U.K. tax resident. In connection with this decision, we funded our international growth strategy through intercompany debt financing arrangements between certain of our U.S., U.K. and Switzerland subsidiaries in December 2015. Accordingly, due to the difference in the statutory income tax rates between these jurisdictions, we realized a lower effective tax rate.
Our effective tax rate may fluctuate from time to time due to the effects of changes in U.S. state and local taxes and tax rates in foreign jurisdictions. In addition, factors such as the geographic mix of earnings, enacted tax legislation and the results of various global tax strategies, may also impact our effective tax rate in future periods.

Net Loss Attributable to Noncontrolling Interest
During the nine months ended December 29, 2018 and December 30, 2017, we recorded net losses attributable to the noncontrolling interest in our joint ventures of $0.9 million and $0.2 million, respectively. These losses represent the share of income that is not attributable to the Company.
Net Income Attributable to Capri
As a result of the foregoing, our net income decreased $24.2 million, or 4.4%, to $523.6 million during the nine months ended December 29, 2018, compared to $547.8 million for the nine months ended December 30, 2017.
Liquidity and Capital Resources
Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, along with borrowings available under our credit facilities (see below discussion regarding “Revolving Credit Facilities”) and available cash and cash equivalents. Our primary use of this liquidity is to fund our ongoing cash requirements, including working capital requirements, acquisitions, debt repayments, investment in information systems infrastructure, global retail store construction, expansion and renovation, distribution and corporate facilities, construction and renovation of shop-in-shops, share repurchases and other corporate activities. We believe that the cash generated from our operations, together with borrowings available under our revolving credit facility and available cash and cash equivalents, will be sufficient to meet our working capital needs for the next 12 months, including investments made and expenses incurred in connection with our store growth plans, shop-in-shop growth, investments in corporate and distribution facilities, continued systems development, e-commerce and marketing initiatives. We spent $134.7 million on capital expenditures during the nine months ended December 29, 2018, and expect to spend approximately $90.0 million on capital expenditures during the remainder of Fiscal 2019.
The following table sets forth key indicators of our liquidity and capital resources (in millions):

	As of
	December 29, 2018		March 31, 2018
Balance Sheet Data:
Cash and cash equivalents	$264.5		$163.1
Working capital	$2,052.1	(1)	$301.8
Total assets	$6,028.4		$4,059.0
Short-term debt	$579.4		$200.0
Long-term debt	$1,954.7		$674.4
___________________

(1)	Includes restricted cash placed in escrow in connection with the acquisition of Versace, which was paid on December 31, 2018.

	Nine Months Ended
	December 29, 2018	December 30, 2017
Cash Flows Provided By (Used In):
Operating activities	$775.7	$873.3
Investing activities	(215.6)	(1,496.8)
Financing activities	1,471.7	701.0
Effect of exchange rate changes	(9.1)	10.3
Net decrease in cash and cash equivalents and restricted cash	$2,022.7	$87.8

Cash Provided by Operating Activities
Cash provided by operating activities decreased $97.6 million to $775.7 million during the nine months ended December 29, 2018, as compared to $873.3 million for the nine months ended December 30, 2017, which was primarily due to a decrease related to changes in our working capital, partially offset by an increase in our net income after non-cash adjustments. The net decrease related to our working capital was primarily attributable to increased in-transit inventory and inventory purchases, partially offset by the associated increase in accounts payable. In addition, the decrease related to prepaid expenses and other current assets primarily attributable to the timing of receipts.
Cash Used in Investing Activities
Net cash used in investing activities decreased $1.281 billion to $215.6 million during the nine months ended December 29, 2018, as compared to $1.497 billion during the nine months ended December 30, 2017, which was primarily attributable to $1.415 billion of cash paid, net of cash acquired in connection with our acquisition of the Jimmy Choo business during the nine months ended December 30, 2017. This decrease in cash used in investing activities was partially offset by a $77.4 million realized loss related to an undesignated derivative contract during the nine months ended December 29, 2018, associated with the anticipated acquisition of Versace and higher capital expenditures of $50.9 million during the nine months ended December 29, 2018 compared to prior year, primarily attributable to the build-outs for new and renovated retail stores and expenditures related to corporate infrastructure.
Cash Provided by Financing Activities
Net cash provided by financing activities increased $770.7 million to $1.472 billion during the nine months ended December 29, 2018, from $701.0 million during the nine months ended December 30, 2017. The increase in cash from financing activities was primarily due to increased debt borrowings of $814.2 million, net of debt repayments, primarily attributable to higher term loan borrowings to finance the acquisition of Versace, partially offset by a $46.2 million increase in cash payments to repurchase our ordinary shares.

Debt Obligations
The following table presents a summary of our borrowing capacity and amounts outstanding as of December 29, 2018 and March 31, 2018 (dollars in millions):

	As of
	December 29, 2018	March 31, 2018
Senior Unsecured Revolving Credit Facility:
Revolving Credit Facility (excluding up to a $500 million accordion feature) (1)
Total Availability	$1,000.0	$1,000.0
Borrowings outstanding (2)	500.0	200.0
Letter of credit outstanding	17.0	15.9
Remaining availability	$483.0	$784.1

Term Loan Facility ($1.6 billion) (3)
Borrowings Outstanding, net of debt issuance costs (4)	$1,588.1	$229.0
Remaining availability	$—	$—

4.000% Senior Notes
Borrowings Outstanding, net of debt issuance costs and discount amortization (4)	$445.1	$444.5

Other Borrowings (4)	$0.9	$0.9

Hong Kong Uncommitted Credit Facility:
Total availability (100.0 million Hong Kong Dollars)	$12.8	$12.7
Borrowings outstanding (45.0 million Hong Kong Dollars)	—	—
Bank guarantees outstanding (11.8 million Hong Kong Dollars)	1.5	1.5
Remaining availability	$11.3	$11.2

Japan Credit Facility:
Borrowings outstanding	$—	$—
Total and remaining availability (1.0 billion Japanese Yen)	$9.1	$9.4

Total borrowings outstanding (1)	$2,534.1	$874.4
Total remaining availability	$503.4	$804.7
_____________________________

(1)
The 2018 Credit Facility contains customary events of default and requires us to maintain a leverage ratio at the end of each fiscal quarter of no greater than 3.75 to 1, calculated as the ratio of the sum of total indebtedness as of the date of the measurement plus 6.0 times the consolidated rent expense for the last four consecutive fiscal quarters, to Consolidated EBITDAR for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined as consolidated net income plus income tax expense, net interest expense, depreciation and amortization expense, consolidated rent expense and other non-cash charges, subject to certain deductions. The 2018 Credit Facility also includes other customary covenants that limit additional indebtedness, guarantees, liens, acquisitions and other investments and cash dividends. As of December 29, 2018 and March 31, 2018, we were in compliance with all covenants related to our agreements then in effect governing our debt.

(2)	Recorded as short-term debt in our consolidated balance sheets as of December 29, 2018 and March 31, 2018.

(3)
The prior $1.0 billion term loan facility was fully utilized to finance a portion of the purchase price of our acquisition of Jimmy Choo on November 1, 2017 and was fully repaid as of December 29, 2018. See Note 4 to the accompanying consolidated financial statements for additional information.

(4)
Recorded as long-term debt in our consolidated balance sheets as of December 29, 2018 and March 31, 2018, except for the current portion of $79.4 million outstanding under the 2018 Term Loan Facility, which was recorded within short-term debt at December 29, 2018.

We believe that our 2018 Credit Facility is adequately diversified with no undue concentration in any one financial institution. As of December 29, 2018, there were 18 financial institutions participating in the facility, with none maintaining a maximum commitment percentage in excess of 10%. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the 2018 Credit Facility.
See Note 10 in the accompanying financial statements and Note 10 in our Fiscal 2018 Annual Report on Form 10-K for detailed information relating to our credit facilities and debt obligations.
Share Repurchase Program
The following table presents our treasury share repurchases during the nine months ended December 29, 2018 and December 30, 2017 (dollars in millions):

	Nine Months Ended
	December 29, 2018	December 30, 2017
Cost of shares repurchased under share repurchase program	$200.0	$157.8
Fair value of shares withheld to cover tax obligations for vested restricted share awards	7.2	3.2
Total cost of treasury shares repurchased	$207.2	$161.0

Shares repurchased under share repurchase program	3,718,237	4,543,500
Shares withheld to cover tax withholding obligations	107,712	92,536
	3,825,949	4,636,036
As of December 29, 2018, the remaining availability under our $1.0 billion share repurchase program was $442.2 million. Share repurchases may be made in open market or privately negotiated transactions, subject to market conditions, applicable legal requirements, trading restrictions under our insider trading policy, and other relevant factors. This program may be suspended or discontinued at any time.
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
Off-Balance Sheet Arrangements
We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. Our off-balance sheet commitments relating to our outstanding letters of credit were $18.4 million at December 29, 2018, including $1.4 million in letters of credit issued outside of the 2018 Credit Facility. In addition, as of December 29, 2018, bank guarantees of approximately $1.5 million were supported by the Hong Kong Credit Facility. We do not have any other off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.
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
We perform a sensitivity analysis on our forward currency contracts, both designated and not designated as hedges for accounting purposes, to determine the effects of fluctuations in foreign currency exchange rates. For this sensitivity analysis, we assume a hypothetical change in U.S. Dollar against foreign exchange rates. Based on all foreign currency exchange contracts outstanding as of December 29, 2018, a 10% appreciation or devaluation of the U.S. Dollar compared to the level of foreign currency exchange rates for currencies under contract as of December 29, 2018, would result in a net increase and decrease, respectively, of approximately $15.9 million in the fair value of these contracts.
Net Investment Hedges
We are exposed to adverse foreign currency exchange rate movements related to interest from our net investment hedges. The net investment hedges have aggregate notional amounts of $390.0 million to hedge our net investments in Euro-denominated subsidiaries, and $44.0 million to hedge our net investments in Japanese Yen-denominated subsidiaries against future volatility in the exchange rates between the U.S. Dollar and these currencies. Under the terms of these contracts, which mature in November 2024, we will exchange the semi-annual fixed rate payments made under our Senior Notes for fixed rate payments of 1.472% to 1.585% in Euros and 0.89% in Japanese Yen. Based on all net investment hedges outstanding as of December 29, 2018, a 10% appreciation or devaluation of the U.S. Dollar compared to the level of foreign currency exchange rates for currencies under contract as of December 29, 2018, would result in a net increase or decrease of approximately $45.3 million in the fair value of these contracts.
Interest Rate Risk
We are exposed to interest rate risk in relation to borrowings outstanding under our 2018 Term Loan Facility, our 2018 Credit Facility, our Hong Kong Credit Facility and our Japan Credit Facility. Our 2018 Term Loan Facility carries interest at a rate that is based on LIBOR. Our 2018 Credit Facility carries interest rates that are tied to LIBOR and the prime rate, among other institutional lending rates (depending on the particular origination of borrowing), as further described in Note 10 to the accompanying consolidated financial statements. Our Hong Kong Credit Facility carries interest at a rate that is tied to the Hong Kong Interbank Offered Rate. Our Japan Credit Facility carries interest at a rate posted by the Mitsubishi UFJ Financial Group. Therefore, our statements of operations and comprehensive income and cash flows are exposed to changes in those interest rates. At December 29, 2018, we had $500.0 million in short-term borrowings outstanding under our 2018 Credit Facility and $1.588 billion, net of debt issuance costs, outstanding under our 2018 Term Loan Facility. At March 31, 2018, we had term loans of $229.8 million and short-term borrowings of $200.0 million outstanding under our prior credit facility. These balances are not indicative of future balances that may be outstanding under our revolving credit facilities that may be subject to fluctuations in interest rates. Any increases in the applicable interest rate(s) would cause an increase to the interest expense relative to any outstanding balance at that date.

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) as of December 29, 2018. This evaluation was performed based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), the 2013 Framework. Based on this assessment, our CEO and CFO concluded that our disclosure controls and procedures as of December 29, 2018 are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended December 29, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table provides information of the Company’s ordinary shares repurchased during the three months ended December 29, 2018:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximated Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (in millions)
September 30 – October 27	975	$68.36	—	$542.2
October 28 – November 24	2,059,031	$48.59	2,058,296	$442.2
November 25 – December 29	—	$—	—	$442.2
	2,060,006		2,058,296
ITEM 6. EXHIBITS
a. Exhibits
Please refer to the accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 7, 2019.

CAPRI HOLDINGS LIMITED

By:	/s/ John D. Idol
Name:	John D. Idol
Title:	Chairman & Chief Executive Officer

By:	/s/ Thomas J. Edwards, Jr.
Name:	Thomas J. Edwards, Jr.
Title:	Executive Vice President, Chief Financial Officer and Chief Operating Officer

INDEX TO EXHIBITS

Exhibit No.	Description

2.1
Stock Purchase Agreement, dated as of September 24, 2018 by and among Allegra Donata Versace Beck, Donatella Versace, Santo Versace, Borgo Luxembourg S.À R.L., Blackstone GPV Capital Partners (Mauritius) VI-D FDI Ltd., Blackstone GPV Tactical Partners (Mauritius)—N Ltd. and Capri Holdings Limited (formerly known as Michael Kors Holdings Limtited) (included as Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 001-35368), filed on September 25, 2018 and incorporated herein by reference).

3.1
Amended and Restated Memorandum and Articles of Association of Capri Holdings Limited (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 31, 2018, and incorporated herein by reference).

10.1
Third Amended and Restated Credit Agreement dated as of November 15, 2018 among Michael Kors (USA), Inc., Capri Holdings Limited (formerly known as Michael Kors Holdings Limited), the foreign subsidiary borrowers party hereto, the guarantors party hereto, the lenders party hereto, JPMorgan Chase Bank, N.A., as administrative agent and the issuing banks party hereto (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35368), filed on November 16, 2018 and incorporated herein by reference).

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

101.1
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended December 29, 2018, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.