Form 10-K
period 2019-03-30
Capri Holdings Ltd
filed 2019-05-29
CIK 1530721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-35368

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
33 Kingsway
London, United Kingdom
WC2B 6UF
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code: 44 207 632 8600
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Ordinary Shares, no par value	CPRI	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	☐ Yes ☒ No
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
The aggregate market value of the registrant’s voting and non-voting ordinary shares held by non-affiliates of the registrant was $9,857,994,898 as of September 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter based on the closing price of the ordinary shares on the New York Stock Exchange.
As of May 22, 2019, Capri Holdings Limited had 150,939,251 ordinary shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive Proxy Statement, which will be filed in June 2019, for the 2019 Annual Meeting of the Shareholders.

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including documents incorporated herein by reference, contains statements which are, or may be deemed to be, “forward-looking statements.” Forward-looking statements are prospective in nature and are not based on historical facts, but rather on current expectations and projections of the management of Capri Holdings Limited (the “Company”) about future events. All statements other than statements of historical facts included in this Annual Report on Form 10-K, including documents incorporated herein by reference, may be forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “targets”, “plans”, “believes”, “expects”, “aims”, “intends”, “will”, “should”, “could”, “would”, “may”, “anticipates”, “estimates”, “synergy”, “cost-saving”, “projects”, “goal”, “strategy”, “budget”, “forecast” or “might” or, words or terms of similar substance or the negative thereof, are forward-looking statements. Forward-looking statements include statements relating to future capital expenditures, expenses, revenues, earnings, economic performance, indebtedness, financial condition, share buybacks, dividend policy, losses and future prospects of the Company, business and management strategies and the expansion and growth of the Company’s operations, and benefits from any acquisition. These forward-looking statements are not guarantees of future financial performance. Such forward-looking statements involve known and unknown risks and uncertainties that could significantly affect expected results and are based on certain key assumptions, which could cause actual results to differ materially from those projected or implied in any forward-looking statements. These risks, uncertainties and other factors include the Company’s ability to integrate successfully and to achieve anticipated benefits of any acquisition; successful execution of our strategic initiatives; privacy breaches and other cybersecurity risks, tariffs and changes to international trade agreements; the risk of disruptions to the Company’s businesses; the negative effects of events on the market price of the Company’s ordinary shares and its operating results; significant transaction costs; unknown liabilities; the risk of litigation and/or regulatory actions related to the Company’s businesses; fluctuations in demand for the Company’s products; levels of indebtedness (including the indebtedness incurred in connection with acquisitions); future availability of credit; the timing and scope of future share buybacks, which may be made in open market or privately negotiated transactions, and are subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors, and which share repurchases may be suspended or discontinued at any time, the level of other investing activities and uses of cash; changes in consumer traffic and retail trends; loss of market share and industry competition; fluctuations in the capital markets; fluctuations in interest and exchange rates; the occurrence of unforeseen disasters or catastrophes; political or economic instability in principal markets; adverse outcomes in litigation; and general, local and global economic, political, business and market conditions, as well as those risks, as they may be amended from time to time, which are set forth in the Company’s filings with the U.S. Securities and Exchange Commission (the “SEC”), including in this Annual Report on Form 10-K, particularly under “Item 1A. Risk Factors” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company disclaims any obligation to update or revise any forward-looking statements contained herein other than in accordance with legal and regulatory obligations.
Electronic Access to Company Reports
Our investor website can be accessed at www.capriholdings.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with or furnished to the SEC pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website under the caption “Financials” and then “SEC Filings” promptly after we electronically file such materials with, or furnish such materials to, the SEC. No information contained on our website is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K. Information relating to corporate governance at our Company, including our Corporate Governance Guidelines, our Code of Business Conduct and Ethics for all directors, officers, and employees, and information concerning our directors, Committees of the Board, including Committee charters, and transactions in Company securities by directors and executive officers, is available at our website under the captions “Corporate Governance” and “Financials” and then “SEC Filings.” Paper copies of these filings and corporate governance documents are available to shareholders free of charge by written request to Investor Relations, Capri Holdings Limited, 33 Kingsway, London, United Kingdom, WC2B 6UF. Documents filed with the SEC are also available on the SEC’s website at www.sec.gov.

PART I
Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Capri”, “we”, “us”, “our”, “the Company”, “our Company” and “our business” refer to Capri Holdings Limited and its consolidated subsidiaries. References to our stores, retail stores and retail segment include all of our full-price retail stores (including concessions), our e-commerce websites and outlet stores, and the term “Fiscal,” with respect to any year, refers to the 52-week period ending on the Saturday closest to March 31 of such year, except for “Fiscal 2016,” which refers to the 53-week period ending April 2, 2016. Some differences in the numbers in the tables and text throughout this annual report may exist due to rounding. All comparable store sales are presented on a 52-week basis.
Item 1. Business
Our Company
Capri Holdings Limited (“Capri”) is a global fashion luxury group, consisting of iconic brands that are industry leaders in design, style and craftsmanship. Our brands cover the full spectrum of fashion luxury categories including women’s and men’s accessories, footwear and ready-to-wear, as well as wearable technology, watches, jewelry, eyewear and a full line of fragrance products. Our goal is to continue to extend the global reach of our brands while ensuring that they maintain their independence and exclusive DNA.
Our Brands
Versace
The Versace brand has long been recognized as one of the world’s leading international fashion design houses and is synonymous with Italian glamour and style. Founded over 40 years ago in Milan, Italy, Versace is known for its iconic and unmistakable style and unparalleled craftsmanship. Over the past several decades, the House of Versace has grown globally from its roots in haute couture, expanding into the design, manufacturing, distribution and retailing of ready-to-wear, accessories, footwear and home furnishings businesses. Versace distributes its products through a worldwide distribution network which includes boutiques in some of the world’s most glamorous cities. In addition, certain categories, such as jeans, fragrances, watches and eyewear are produced under licensing agreements.
Jimmy Choo
The Jimmy Choo brand, founded over 20 years ago, enjoys a leading position in the luxury footwear market and an expanding presence in the luxury accessories space. Since its inception in 1996, Jimmy Choo has offered a distinctive, glamorous and fashion-forward product range, enabling it to develop into a leading global luxury accessories brand, whose core product offering of women’s luxury shoes is complemented by accessories, including handbags, small leather goods, scarves and belts, as well as a men’s luxury shoes and accessory business. In addition, certain categories, such as fragrances and eyewear are produced under licensing agreements.
Michael Kors
The Michael Kors brand was launched over 35 years ago by Michael Kors, whose vision has taken it from its beginnings as an American luxury sportswear house to a global accessories, footwear and apparel company with a presence in over 100 countries through company-operated retail stores and e-commerce sites, leading department stores, specialty stores and select licensing partners. Michael Kors offers three primary collections: the Michael Kors Collection luxury line, the MICHAEL Michael Kors accessible luxury line and the Michael Kors Mens line. The Michael Kors Collection establishes the aesthetic authority of the entire brand and is carried in many of our Michael Kors retail stores, our Michael Kors e-commerce sites, as well as in the finest luxury department stores in the world. Our accessible luxury line MICHAEL Michael Kors has a strong focus on accessories, in addition to offering footwear and apparel and is carried in all of our Michael Kors lifestyle stores, as well as leading department stores throughout the world. We also continue to develop our Michael Kors Mens business in recognition of the significant opportunity afforded by our Michael Kors brand’s established fashion authority.

Our Segments
Prior to the fourth quarter of Fiscal 2019, we organized our business into four reportable segments: MK Retail, MK Wholesale, MK Licensing and Jimmy Choo. As a result of our acquisition of Versace, effective beginning in the fourth quarter of Fiscal 2019, we realigned our reportable segments according to the new structure of our business. As a result, we now operate in three reportable segments, which are as follows:

•
Versace — accounted for approximately 3% of our total revenue in Fiscal 2019 (from the date of acquisition on December 31, 2018 through February 28, 2019, due to a one-month reporting lag) and includes worldwide sales of Versace products through 188 retail stores (including concessions) and e-commerce sites, through 1,028 wholesale doors (including multi-brand stores and non-core business lines that we are exiting), as well as through product and geographic licensing arrangements.

•
Jimmy Choo — accounted for approximately 11% of our total revenue in Fiscal 2019 and includes worldwide sales of Jimmy Choo products through 208 retail stores (including concessions) and e-commerce sites, through 596 wholesale doors, as well as through product and geographic licensing arrangements.

•
Michael Kors — accounted for approximately 86% of our total revenue in Fiscal 2019 and includes worldwide sales of Michael Kors products through 853 retail stores (including concessions) and e-commerce sites, through 3,202 wholesale doors, as well as through product and geographic licensing arrangements.

In addition to these reportable segments, we have certain corporate costs that are not directly attributable to our brands and, therefore, are not allocated to segments. Such costs primarily include certain administrative, corporate occupancy and information systems expenses, including Enterprise Resource Planning (“ERP”) system implementation costs. In addition, certain other costs are not allocated to our reportable segments, including restructuring and other charges (including transaction and transition costs related to our recent acquisitions) and impairment costs. The new segment structure is consistent with how we plan and allocate resources, manage our business and assess our performance. All prior period segment information has been recast to reflect the realignment of our segment reporting structure on a comparable basis. For additional financial information regarding our segments and corporate unallocated expenses, see Segment Information note in the accompanying consolidated financial statements.
Industry
We operate in the global luxury goods industry. The personal luxury goods market has recently experienced increased growth, driven by stronger Chinese demand from both international and local consumers and demographic and socioeconomic shifts resulting in younger consumers purchasing more luxury goods. Accessories remains the largest and fastest growing personal luxury goods category, driven by handbags and footwear. Over the past several years, retail has been the fastest-growing channel, largely driven by the rapid and accelerating growth of the e-commerce channel, which is expected to represent 25% of personal luxury goods sales by 2025. Consumer shopping preferences have continued to shift from physical stores to on-line shopping. As the overall retail environment becomes increasingly omni-channel, with point of sales evolving into point of touch, we believe that increased customer engagement and tailoring merchandise to customer shopping and communication preferences are the key ingredients to growing market share. We believe that our innovative and luxurious product offerings and customer engagement initiatives across all three brands position us to capitalize on the continued growth of the luxury accessories and footwear product categories, as they are among our primary product categories of focus, as well as to grow our sales in our other product categories, such as ready-to-wear where we now have a broader presence across both women’s and men’s offerings.
Geographic Information
We generate revenue globally through our three reporting segments, as described above. We sell our Versace, Jimmy Choo and Michael Kors products through retail and wholesale channels of distribution in three principal geographic markets: the Americas (U.S., Canada and Latin America), EMEA (Europe, Middle East and Africa) and Asia. We also have wholesale arrangements pursuant to which we sell products to our geographic licensees. In addition, we have licensing agreements through which we license to third parties the use of our Versace, Jimmy Choo and Michael Kors brand names and trademarks, certain production rights, and sales and/or distribution rights with respect to our brands.

The following table details our revenue by segment and geographic location (in millions):

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	April 1, 2017

Versace revenue - the Americas	$22	$—	$—
Versace revenue - EMEA (1)	66	—	—
Versace revenue - Asia	49	—	—
Total Versace	137	—	—
Jimmy Choo revenue - the Americas	96	37	—
Jimmy Choo revenue - EMEA (1)	321	123	—
Jimmy Choo revenue - Asia	173	63	—
Total Jimmy Choo	590	223	—
Michael Kors revenue - the Americas	3,064	2,996	3,141
Michael Kors revenue - EMEA (1)	892	970	944
Michael Kors revenue - Asia	555	530	409
Total Michael Kors	4,511	4,496	4,494

Total revenue - the Americas	3,182	3,033	3,141
Total revenue - EMEA (1)	1,279	1,093	944
Total revenue - Asia	777	593	409
Total revenue	$5,238	$4,719	$4,494

(1)	EMEA is comprised of Europe, the Middle East and Africa.
Competitive Strengths
We believe that the following strengths differentiate us from our competitors:
Global Fashion Luxury Group Led by a World-Class Management Team and Renowned Designers. We are a global fashion luxury group, consisting of three iconic brands defined by fashion luxury products with a reputation for world-class design and innovation. The design leadership of our founder-designers Donatella Versace, Sandra Choi and Michael Kors is a unique advantage that we possess. Our founder-led design teams are supported by our senior management team with extensive experience across a broad range of disciplines in the retail industry, including design, sales, marketing, public relations, merchandising, real estate, supply chain and finance. With an average of 24 years of experience in the retail industry, including at a number of public companies, and an average of 12 years experience with our brands, our senior management team has strong creative and operational experience and a successful track record.
For over 20 years, Donatella Versace has been the artistic director, molding Versace’s iconic style. A true visionary with an intuition for how to blend fashion, design and culture, Donatella continues to honor the rich and storied Versace heritage founded in 1978, while constantly evolving and adapting the luxury house to ensure the brand’s continued relevance. Donatella’s most recent collections for the House of Versace are a testament to Donatella’s unique design vision and are equal parts bold and refined, evoking both a rock and roll spirit as well as runway glamour. Versace designs have been worn by the world’s most famous celebrities and most sought-after super models.
Jimmy Choo’s design team is led by Sandra Choi, who has been the Creative Director for the Jimmy Choo brand since its inception in 1996. Jimmy Choo products are unique, instinctively seductive and chic. The Jimmy Choo brand offers classic and timeless luxury products, as well as innovative products that are intended to set and lead fashion trends. Jimmy Choo’s products have a strong red carpet presence and are often worn by global celebrities.

The Michael Kors brand was launched over 35 years ago by Mr. Michael Kors, a world-renowned designer, who is responsible for conceptualizing and directing the design of our Michael Kors products. We believe that the Michael Kors brand name has become synonymous with luxurious fashion that is timeless and elegant, expressed through the brand’s sophisticated accessories and ready-to-wear collections. Each of our Michael Kors collections exemplifies the jet-set lifestyle and features high quality designs, materials and craftsmanship. Mr. Kors has received a number of awards, which recognize the contribution Mr. Kors and his team have made to the fashion industry and our Company. Some of the most widely recognized global trendsetters and celebrities wear our Michael Kors collections.
Expertise in the Accessories and Footwear Product Categories. We have strong group expertise in accessories and footwear. The strength of our Michael Kors luxury collection and our accessible luxury MICHAEL Michael Kors line have allowed us to expand our brand awareness and position Michael Kors as one of the leading global luxury brands in the accessories product categories. Capitalizing on the success of our accessories product category, we have begun to further develop the accessories businesses for Jimmy Choo and Versace, bringing our accessories expertise, including our product category knowledge, our merchandising best practices and our substantial group buying power to these brands. Our goal is to increase Versace’s accessories and footwear penetration from less than 35% of revenues in Fiscal 2019 to 60% of Versace’s revenues over time, and to increase Jimmy Choo's accessories penetration from less than 22% of revenues in Fiscal 2019 to 50% of Jimmy Choo’s revenues over time.
Exceptional Retail Store Footprint. Versace operates in three primary retail formats: boutiques, outlet and e-commerce. We operated 188 Versace retail stores as of March 30, 2019, in some of the most glamorous cities and the most sought-after shopping destinations around the world.Versace’s products are distributed worldwide through a global network of highly specialized stores, which average approximately 1,700 square feet. In addition, we operate Versace e-commerce sites in the U.S., certain parts of Europe and China.
We operated 208 Jimmy Choo stores as of March 30, 2019, with approximately 77% of stores represented by the brand’s new global retail store format, which has been progressively rolled out around the world during the past several years. Jimmy Choo retail stores, comprised of full-price stores and outlets, average approximately 1,300 square feet. In addition, we operate Jimmy Choo e-commerce sites in the U.S., certain parts of Europe and Japan. During Fiscal 2019, omni-channel capabilities have been rolled out to Jimmy Choo in the U.S, Europe and Japan.
We operated 853 Michael Kors stores as of March 30, 2019 with four primary retail store formats: collection stores, lifestyle stores, outlet stores and e-commerce sites. Michael Kors collection stores are located in some of the world’s most prestigious shopping areas, such as Madison Avenue in New York and Rodeo Drive in California, and average approximately 2,900 square feet in size. The Michael Kors lifestyle stores are located in some of the world’s most frequented metropolitan shopping locations and leading regional shopping centers, and average approximately 2,800 square feet in size. We also extend our reach to additional consumer groups through our outlet stores, which average approximately 4,300 square feet in size. In addition, we also operate Michael Kors e-commerce sites in the U.S., Canada, certain parts of Europe, China, Japan and South Korea.
World-class Omni and CRM capabilities. We have omni-channel capabilities from best-in-class digital platforms to state-of-the-art distribution facilities globally, which we will look to leverage across businesses, including the newly acquired Versace business and our Jimmy Choo business. As part of our plan to continue to implement omni-channel capabilities throughout our businesses, we plan to leverage our world class distribution centers, including in Venlo, Netherlands, to serve all three brands over time. We also plan to invest in a new third party operated distribution center in New Jersey, which will service all three of our brands. Finally, we plan to introduce omni-channel capabilities to Versace and continue the expansion of our store order fulfillment and in-store pick up capabilities.
Strong Relationships with Premier Department Stores. We partner with leading wholesale customers, such as Bergdorf Goodman, Saks Fifth Avenue, Neiman Marcus, Bloomingdale’s and Macy’s in North America, as well as Harrods, Harvey Nichols, Printemps, Selfridges and Galeries Lafayette in Europe. These relationships enable us to access large numbers of our key consumers in a targeted manner. Our “shop-in-shops” have specially trained staff, as well as customized fixtures, wall casings, decorative items, and flooring, and provide department store consumers with a more personalized shopping experience than traditional retail department store configurations. We have engaged with our wholesale customers on various initiatives and have continued to enter into innovative supply chain partnerships designed to increase the speed at which our luxury fashion products reach the ultimate consumer. We plan to increase Versace’s and Jimmy Choo’s presence in luxury department stores and for Michael Kors, we have continued to strategically reduce shipments with the intent to drive more full-price sell throughs in the wholesale channel.

Business Strategy
Our goal is to continue to create shareholder value by increasing our revenue and profits and strengthening our global brands. We plan to achieve our business strategy by focusing on the following five strategic initiatives:
Leverage group expertise and capabilities. We will continue to leverage our group expertise in accessories and footwear to fuel growth across our portfolio of brands, implementing the best practices from our Michael Kors core accessories business to our Versace and Jimmy Choo brands. We will also continue to prioritize the development of our e-commerce platforms and omni-channel capabilities for our brands, leveraging our broad expertise and capabilities in this area. With the addition of Versace, we see a number of opportunities to create long-term operational synergies as we combine our global competencies and footprint. These synergies will be primarily focused on opportunities in our supply chain, information systems, back office support and manufacturing.
Continue to increase our presence in Asia. We plan to continue to diversify our group’s global footprint with an emphasis on the fast-growing Asia market, where we believe each of our three brands continue to have the potential to significantly grow market share in the region.
Integrate Versace and continue to build on the brand’s luxury image. We plan to grow the Versace business to $2 billion in revenues over time. There are five strategic initiatives that we will focus on to achieve this goal. First, we plan to build on Versace’s luxury runway momentum. Second, we will enhance Versace’s powerful and iconic communications messaging. Third, we plan to increase Versace’s global footprint from 188 stores to 300 retail stores. Fourth, we will accelerate Versace’s e-commerce development to create a full omni-channel experience. Finally, we plan to leverage our group’s expertise to expand Versace’s mens and womens accessories and footwear businesses from less than 35% of revenues to a target of 60% of the brand's revenues over time, while maintaining Versace’s authoritative presence in women’s and men’s ready-to-wear.
Continue to execute on our strategies to grow the Jimmy Choo brand. We plan to continue to implement our growth strategies for Jimmy Choo, with a goal of reaching $1 billion in revenues over time. Since the acquisition, we have grown Jimmy Choo’s retail store base from 150 stores to over 200 stores and are targeting to expand the Jimmy Choo retail footprint to 275 stores globally, with an emphasis on growth in Asia. Maintaining our leadership in footwear for Jimmy Choo remains a top priority, and we plan to accelerate footwear growth by continuing to expand the strategic fashion active category. In addition, we plan to continue increasing our presence in the accessories product category by expanding the breadth of new collection offerings, focusing on visual merchandising and increased marketing, with a goal of growing the accessories business to 50% of Jimmy Choo's revenues. We also plan to continue to build Jimmy Choo's men's business by expanding the men's fashion active category, growing the accessory offerings, growing the distribution network and through new marketing initiatives. Our new marketing campaign, featuring Jimmy Choo’s first global brand ambassador, model Kaia Gerber, aims to attract a younger customer, while simultaneously highlighting our new active footwear and accessories products, in addition to continuing to showcase our core luxury women’s fashion footwear.
Continue to leverage the strength of our Michael Kors brand, which remains the foundation for our fashion luxury group. Our goal is to grow our Michael Kors brand to $5 billion in revenues over the next few years through product innovation, brand engagement and customer experience. Our focus on product innovation has greatly improved newness across all product categories for our Michael Kors brand. In accessories, we continue to introduce new product groups, as well as unique design, style, and craftsmanship. In footwear, we plan to grow our fashion active product offerings and continue fashion innovation. In women’s apparel, our KORS style head-to-toe dressing remains our key focus, along with our strategic dress and outerwear categories. We will continue to increase product offerings within menswear, including our new mens footwear collection. In addition, we will work to expand our Michael Kors ACCESS smartwatch and new Michael Kors fine jewelry collections distribution. We also plan to continue to focus on brand engagement, capitalizing on Michael Kors’ leading red carpet and social media presence. Our strategy to enhance customer experience by expanding our omni-channel capabilities and renovating stores also remains a key priority.

Collections and Products
Our total revenue by major product category is as follows (in millions):

	Fiscal Years Ended
	March 30, 2019	% of Total	March 31, 2018	% of Total	April 1, 2017	% of Total
Accessories	$3,139	59.9%	$3,057	64.8%	$3,062	68.1%
Footwear	1,023	19.5%	657	13.9%	462	10.3%
Apparel	698	13.3%	605	12.8%	543	12.1%
Licensed product	218	4.2%	250	5.3%	281	6.3%
Licensing revenue	156	3.0%	150	3.2%	146	3.2%
Home	4	0.1%	—	—%	—	—%
Total revenue	$5,238		$4,719		$4,494
Versace
Versace is one of the leading international fashion design houses and a symbol of Italian luxury worldwide, which has developed its expertise in haute couture to include ready-to-wear, accessories, footwear and home furnishings. Generally, Versace’s haute couture retails up to $100,000, ready-to-wear retails from $275 to $4,000, accessories retail from $150 to $3,500, and footwear retails from $275 to $2,500.
Certain product categories, such as Versace Jeans, eyewear, fragrances, jewelry and watches are produced under product licensing agreements. Swinger SA is the exclusive licensee for Versace Jeans, Luxottica is the exclusive licensee for Versace eyewear, Euroitalia is the exclusive licensee for Versace fragrances, Samra International is the exclusive licensee for Versace jewelry, and Vertime is the exclusive licensee for Versace watches. Generally, Versace Jeans retail from $75 to $2,100, Versace eyewear retails from $220 to $500, Versace fragrances retail from $75 to $200, jewelry retails from $125 to $1,000, and Versace watches retail from $595 to $3,500.
Jimmy Choo
Jimmy Choo is a leading global luxury accessories brand and offers a distinctive, glamorous and fashion-forward product range, whose core product offerings are women’s luxury shoes, complemented by accessories, including handbags, smaller leather goods, scarves and belts, as well as a growing men’s luxury shoes and accessories business. Generally, Jimmy Choo women’s luxury shoes retail from $425 to $4,600, accessories retail from $600 to $4,800 and men’s shoes retail from $170 to $2,500.
Certain product categories, such as Jimmy Choo fragrances and eyewear are produced under product licensing agreements. Interparfums SA is the exclusive licensee for Jimmy Choo fragrances and Safilo SpA is the exclusive licensee for Jimmy Choo eyewear. Generally, Jimmy Choo eyewear retails from $235 to $645 and Jimmy Choo fragrances retail from $75 to $115.
Michael Kors
Michael Kors has three primary collections that offer accessories, footwear and apparel: Michael Kors Collection, MICHAEL Michael Kors and Michael Kors Mens. The three primary collections and licensed products are offered through our own Michael Kors retail stores and e-commerce businesses, in department stores around the world and by our exclusive licensees to wholesale customers in addition to select retailers. The Michael Kors Collection is a sophisticated designer collection for women based on a philosophy of essential luxury and pragmatic glamour and includes accessories, primarily handbags and small leather goods, ready-to-wear and footwear. Generally, the Michael Kors Collection women’s handbags and small leather goods retail from $300 to $6,000, footwear retails from $300 to $1,500 and ready-to-wear retails from $400 to $7,500. MICHAEL Michael Kors is the accessible luxury collection and offers women’s accessories, primarily handbags and small leather goods, as well as footwear and apparel and is carried in all of the Michael Kors lifestyle stores and leading department stores around the world. MICHAEL Michael Kors offers handbags designed to meet the fashion and functional requirements of our broad and diverse consumer base. Generally, MICHAEL Michael Kors handbags retail from $200 to $750, small leather goods retail from $45 to $250, footwear retails from $50 to $300 and apparel retails from $75 to $600. Michael Kors Mens is an innovative collection of men’s ready-to-wear, accessories, and footwear with a modern American style. Michael Kors Mens apparel generally retails from $50 to $1,000, men’s accessories generally retail from $40 to $800 and men’s footwear generally retails from $200 to $400.

Certain product categories, including watches, jewelry, eyewear, and fragrance and beauty are produced under product licensing agreements. Fossil is our exclusive licensee for Michael Kors watches and jewelry, including our Michael Kors ACCESS smartwatches introduced in Fiscal 2017 and our fine jewelry line introduced in Fiscal 2019. Luxottica is our exclusive licensee for Michael Kors distinctive eyewear inspired by our collections. Estée Lauder is Michael Kors exclusive women’s and men’s fragrance licensee. Generally, Michael Kors fashion watches retail from $150 to $595, Michael Kors ACCESS smartwatches retail from $300 to $500, Michael Kors jewelry retails from $55 to $500, Michael Kors eyewear retails from $100 to $240 and Michael Kors fragrance and related products generally retail from $30 to $125.
Advertising and Marketing
Our marketing strategy is to deliver a brand and product message that is consistent with each of our global brands across all customer touch points on their path from brand consideration through purchase. Each brand’s global image is created and executed internally by our creative marketing, visual merchandising and public relations teams, which help to ensure the consistency of each brand’s unique messaging.
During Fiscal 2019, we began our efforts to increase marketing exposure for Versace with the first ever Versace New York fashion runway show in December. The show was a testament to Donatella’s unique design vision and fused the sartorial heritage of Milan with the energy of New York. Versace’s unmistakable looks, which were bold and refined, evoked both a rock and roll spirit and a runway glamour. The show drew press and celebrities from around the world. The reviews, press coverage and social media generated from the show continue to expand the global reach of Versace. For our Jimmy Choo brand, we appointed Victoria Song Qian as our first ever brand ambassador in Asia, and Kaia Gerber was the face of Jimmy Choo’s Spring/Summer 2019 campaign. With her timeless beauty and fashion pedigree, Kaia’s authenticity transcends generations and is the perfect representation of the dynamic energy of the Jimmy Choo brand. For our Michael Kors brand, we continued to work with our global brand ambassador Yang Mi and introduced two new Asia brand ambassadors in South Korea and Japan. For Spring/Summer 2019, Michael has created an exciting campaign for our MICHAEL Michael Kors line featuring supermodel Bella Hadid as the new face of our brand. Bella instantly telegraphs the lifestyle, attitude and mood that is quintessentially jet-set. The imagery reflects the speed, energy and optimism that are the hallmarks of our Company.
In Fiscal 2019, we recognized approximately $158 million in advertising and marketing expenses globally. We engage in a wide range of integrated marketing programs across various marketing channels, including but not limited to email marketing, print advertising, outdoor advertising, digital marketing, social media, direct print mailings, public relations outreach, visual merchandising and partnership marketing, in an effort to engage our existing and potential customer base and ultimately stimulate sales in a consumer-preferred shopping venue. In addition, our Versace and Michael Kors Spring and Fall ready-to-wear collections, along with our latest accessories, are showcased at New York and Milan Fashion Weeks. The Versace and Michael Kors semi-annual runway shows and Jimmy Choo celebrity placements generate extensive media coverage. Jimmy Choo is also the leading brand in editorial coverage for women’s luxury shoes globally.
Our growing e-commerce businesses provide us with an opportunity to increase the size of our customer database and to communicate with our consumers to increase online and physical store sales, as well as to continue to build global brand awareness for our brands. We are continuously improving the functionalities and features on our e-commerce sites to create innovative ways to keep our brands at the forefront of consumers’ minds by offering a broad selection of products, including accessories, apparel, and footwear. Since e-commerce growth is critical to our overall growth strategy, we plan to accelerate Versace’s and Jimmy Choo’s e-commerce and omni-channel development, while continuing to work with select e-commerce partners.
Manufacturing and Sourcing
We generally contract for the purchase of finished goods principally with independent third-party manufacturing contractors, whereby the manufacturing contractor is generally responsible for the entire manufacturing process, including the purchase of piece goods and trim for our Jimmy Choo and Michael Kors brands. For the Versace brand, some of the piece goods and trim are separately purchased by Versace and provided to the manufacturers, and some are sourced directly by the manufacturers, as further described below.
Versace has a centrally managed production model for the majority of its products, and buys raw materials and components for these products. All raw materials arrive in a central warehouse in Novara, Italy and are distributed to independent third-party manufacturing contractors after the quality control process is complete. The vast majority of Versace’s production is located in Italy. The remaining production occurs in Turkey, Tunisia, elsewhere in Europe and a small portion is produced in Asia.

Jimmy Choo products are also manufactured by independent third-party manufacturing contractors. Most of Jimmy Choo’s products are produced by specialists in Florence and the Veneto region of Italy, with a small portion produced in Spain and China. Jimmy Choo has a product development facility in Florence. Jimmy Choo has a 33% ownership interest in one factory, which is dedicated to Jimmy Choo production. Jimmy Choo typically purchases finished goods and does not purchase raw materials, except for product development purposes.
Michael Kors contracts for the purchase of finished goods principally with independent third-party manufacturing contractors that are generally responsible for the entire manufacturing process, including the purchase of piece goods and trim. Product manufacturing for the Michael Kors brand is allocated among third-party agents based on their capabilities, the availability of production capacity, pricing and delivery. Michael Kors also has relationships with various agents who source finished goods with numerous manufacturing contractors on its behalf. This multi-supplier strategy provides specialist skills, scalability, flexibility and speed to market, as well as diversifies risk. In Fiscal 2019 and Fiscal 2018, one third-party agent sourced approximately 24% of Michael Kors finished goods purchases, in each period, based on unit volume. Michael Kors’ largest manufacturing contractor, who produces its products in Asia and who Michael Kors has worked with for over 10 years, accounted for the production of approximately 21% of its finished products, based on unit volume in Fiscal 2019. Nearly all of our Michael Kors products were produced in Asia in Fiscal 2019.
The manufacturing contractors and agents for our brands operate under the close supervision of our global manufacturing divisions and buying agents located in North America, Europe and Asia. All products are produced according to our specifications. Production staff monitors manufacturing at supplier facilities in order to correct problems prior to shipment of the final product. Quality assurance is focused on as early as possible in the production process, allowing merchandise to be received at the distribution facilities and shipped to customers with minimal interruption. See “Import Restrictions and Other Government Regulations” and Item 1A. —“Risk Factors” — “We primarily use foreign manufacturing contractors and independent third-party agents to source our finished goods, which poses legal, regulatory, political and economic risks to our business operations.”
Our future manufacturing and sourcing strategy includes creating a manufacturing center of excellence in Italy, as well as purchasing luxury manufacturing facilities in Italy to support all of our brands, to secure capacity and improve expertise in development and delivery. While the fashion design process will remain independently managed by each of our brands, we believe that creating a manufacturing center of excellence, which would combine all functions that support our design teams, from leather and hardware purchases to investment in machinery and systems, will create synergies and efficiencies for our global fashion luxury group.
Distribution
Versace owns a central warehouse in Novara, Italy, managed by a third party, which acts as a global hub for Versace’s primary operations. Versace also has a leased warehouse near Novara operated by the same third party, which serves as a distribution point for other Versace lines. From these warehouses, products are shipped to regional warehouses that are operated by third parties in New Jersey, Hong Kong, Beijing and Tokyo, and support the Versace retail business. E-commerce distribution is conducted through third party providers in Dorsten, Germany, Columbus, Ohio and Beijing, China. Versace’s wholesale business is mainly serviced from three central warehouses located in Italy, the United States and Japan.
Jimmy Choo uses a shared central warehouse facility in Contone, Switzerland, which acts as a global hub for all Jimmy Choo operations. From there, products are shipped to regional warehouses in the United Kingdom, the United States, Canada, China, Hong Kong, South Korea, Japan and United Arab Emirates, largely supporting the Jimmy Choo retail and e-commerce businesses. Shipments to wholesale customers globally are made from Switzerland and the United States, with some further local fulfillment. All of the distribution facilities utilized by Jimmy Choo are operated by third parties and are shared with other businesses. This flexible method reinforces the speed and efficiency of the supply chain and allows the business to deliver Jimmy Choo product and collections to market rapidly and in line with the industry’s fashion calendar.
Michael Kors primary distribution facility in the United States is the 1,284,420 square foot leased facility in Whittier, California, which is directly operated and services our Michael Kors retail stores, e-commerce site, and wholesale operations in the United States. We also engage in omni-channel order fulfillment by filling online orders through our Michael Kors retail stores and through our click-and-collect service offerings. Our primary Michael Kors distribution facility in Europe is our Company-owned and operated 1,096,330 square foot distribution facility in the Netherlands, which supports our European operations for our Michael Kors brand, including our European e-commerce sites. We also have a regional Michael Kors distribution centers in New Jersey and Canada, which are leased, as well as regional Michael Kors distribution centers in China, Hong Kong, Japan, South Korea and Taiwan, which are operated by third-parties.

Intellectual Property
We own VERSACE, JIMMY CHOO and MICHAEL KORS trademarks, as well as other material trademarks, design and patent rights related to the production, marketing and distribution of our products, both in the United States and in other countries in which our products are principally sold. We also have applications pending for a variety of related trademarks, designs and patents in various countries throughout the world. As our worldwide usage of our material trademarks, designs and patents continue to expand, we continue to strategically apply to register them in key countries where they are used. We expect that our material trademarks will remain in full force and effect for as long as we continue to use and renew them.
We aggressively police our intellectual property and pursue infringers both domestically and internationally. In addition, we pursue counterfeiters in the United States, Europe, the Middle East, Asia and elsewhere in the world in both online and offline channels, working with our network of customs authorities, law enforcement, legal representatives and brand specialists around the world as well as involvement with industry associations and anti-counterfeiting organizations.
Information Systems
Each of our three brands currently operates using their legacy systems for finance and accounting, supply chain, inventory control, point-of-sale transactions, store replenishment, and other functions. Our strategy includes consolidating certain systems across our brands over time to create operational efficiencies, as well as to achieve a common platform across the Company. During Fiscal 2020, the Company plans to begin a multi-year ERP implementation, which will conform the majority of its processes onto one global system that will support finance and accounting, procurement, inventory control, and store replenishment. The implementation of the ERP will require a significant investment in human and financial resources. See Item 1A. “Risk Factors” - “A material delay or disruption in our information technology systems or e-commerce websites or our failure or inability to upgrade our information technology systems precisely and efficiently could have a material adverse effect on our business, results of operations and financial condition.” We also have several other systems supporting functions such as warehouse management, order management, supply chain management, point of sale and e-commerce.
Employees
At the end of Fiscal 2019, 2018 and 2017, we had approximately 17,797, 14,846 and 13,702 total employees, respectively. As of March 30, 2019, we had approximately 11,096 full-time employees and approximately 6,701 part-time employees. Approximately 14,319 of our employees were engaged in retail selling and administrative positions and our remaining employees were engaged in other aspects of our business as of March 30, 2019. As of March 30, 2019, we have 608 employees covered by collective bargaining agreements in certain European countries. We consider our relations with both our union and non-union employees to be good.
Competition
We face intense competition in the product lines and markets in which we operate from both existing and new competitors. Our products compete with other branded products within their product category. In varying degrees, depending on the product category involved, we compete on the basis of style, price, customer service, quality, brand prestige and recognition, among other bases. In our wholesale business, we compete with numerous manufacturers, importers and distributors of products like ours for the limited space available for product display. Moreover, the general availability of manufacturing contractors allows new entrants easy access to the markets in which we compete, which may increase the number of our competitors and adversely affect our competitive position and our business. We believe, however, that we have significant competitive advantages because of the recognition of our brands and the acceptance of our brands by consumers. See Item 1A. “Risk Factors” — “The markets in which we operate are highly competitive, both within North America and internationally, and increased competition based on a number of factors could cause our profitability and/or gross margins to decline.”
Seasonality
We experience certain effects of seasonality with respect to our business. We generally experience greater sales during our third fiscal quarter, primarily driven by holiday season sales, and the lowest sales during our first fiscal quarter.

Import Restrictions and Other Governmental Regulations
Virtually all of our imported products are subject to duties which may impact the costs of such products. In addition, countries to which we ship our products may impose safeguard quotas to limit the quantity of products that may be imported. We rely on free trade agreements and other supply chain initiatives in order to maximize efficiencies relating to product importation. On May 10, 2019, the United States (“U.S.”) increased the tariff rate from 10% to 25% on $200 million of imports of select product categories from China. President Trump also announced the potential to expand these tariffs to cover all products entering the U.S. from Chin. If the U.S. follows through on its further proposed China tariffs, it would negatively effect our business. In addition, if additional tariffs or trade restrictions are implemented by other countries or by the U.S., the cost of our products could increase which could adversely affect our business. Additionally, we are subject to government regulations relating to both importation activities and product labeling, testing and safety. We maintain a global customs and product compliance organization to help manage our import and related regulatory activity.
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
We face additional risks associated with our strategy to grow our business through acquisitions of other brands and geographic licensees, such as our acquisitions of Versace in December 2018 and Jimmy Choo in November 2017. We may not be able to successfully integrate any licensee or any other business that we may acquire into our own business, or achieve any expected cost savings or synergies from such integration or we may determine to limit the integration of our brands. The potential difficulties that we may face that could cause the results of the acquisition of such previously licensed business, Versace, Jimmy Choo, or any other business that we may acquire to not be in line with our expectations include, among others:

•	failure to implement our business plan for the combined business or to achieve anticipated revenue or profitability targets;

•	delays or difficulties in completing the integration of acquired companies or assets;

•	higher than expected costs, lower than expected cost savings and/or a need to allocate resources to manage unexpected operating difficulties;

•	unanticipated issues in integrating logistics, information and other systems;

•	unanticipated changes in applicable laws and regulations;

•	retaining key customers, suppliers and employees;

•	operating risks inherent in the acquired business and our business;

•	diversion of the attention and resources of management and resource constraints;

•	retaining and obtaining required regulatory approvals, licenses and permits;

•	unanticipated changes in the combined business due to potential divestitures or other requirements imposed by antitrust regulators;

•	assumption of liabilities not identified in due diligence or other unanticipated issues, expenses and liabilities; and

•	the impact on our internal controls and compliance with the requirements under the Sarbanes-Oxley Act of 2002.
Our acquisitions of Versace and Jimmy Choo or any other entity that we may acquire may not perform as well as initially expected, which could have a material adverse effect on our results of operations and financial condition. In addition, we are required to test goodwill, brand and any other intangible assets acquired as a result of acquisitions for impairment. If such testing indicates that the carrying value of goodwill, brand or other intangible assets exceeds the related fair value, we would be required to record an impairment charge for the difference, which could have a material adverse effect on our results of operations and financial condition.
Additionally, Jimmy Choo outsources its information technology, accounting and other back office activities to a third-party service provider pursuant to an agreement effective October 2, 2017. There are risks of relying on a third-party provider to perform these services, which may include experiencing operational challenges and incurring increased expenses, which may result in a material adverse effect on our business, results of operations and financial condition.

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
We also intend to support the growth of Versace and Jimmy Choo sales through retail store openings and further developing each brand’s e-commerce and omni-channel presence, as well as expanding into the luxury accessories market. We cannot guarantee that we will be able to successfully execute on these strategic initiatives.
For Michael Kors, we intend to continue to optimize the retail store fleet, including through the previously announced closure of our underperforming Michael Kors full-price retail stores (the “Retail Fleet Optimization Plan”) in order to generate cost savings and focus on our most highly productive locations through Fiscal 2020. As of March 30, 2019, we closed 100 of our Michael Kors full-price retail stores under our Retail Fleet Optimization Plan and anticipate finalizing the remainder of the planned store closures by the end of Fiscal 2020. We cannot guarantee that we will be able to successfully execute on this initiative or achieve the anticipated cost savings, efficiencies, or other benefits related to the Retail Fleet Optimization Plan.
If we are unable to execute on our strategic initiatives, our business, results of operations and financial condition could be materially adversely affected.
We face risks associated with operating in international markets and our strategy to continue to expand internationally.
We operate on a global basis, with approximately 43% of our total revenue from operations outside of the U.S. during Fiscal 2019. As a result, we are subject to the risks of doing business internationally, including political and economic instability in foreign countries, laws, regulations and policies of foreign governments, potential negative consequences from changes in taxation policies, political or civil unrest, acts of terrorism, military actions or other conditions. Economic instability and unsettled regional and global conflicts may negatively affect consumer spending by foreign tourists and local consumers in the various regions where we operate, which could adversely affect our revenues and results of operations. We also sell our products at varying retail price points based on geographic location that yield different gross profit margins and we achieve different operating profit margins, depending on geographic region, due to a variety of factors including product mix, store size, occupancy costs, labor costs and retail pricing. Changes in any one or more of these factors could result in lower revenues, increased costs, and negatively impact our business, results of operations and financial condition.
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
In addition, on June 23, 2016, voters in the United Kingdom (“U.K.”) approved an advisory referendum to withdraw from the European Union (“Brexit”). The Brexit vote and the perceptions as to the impact of the withdrawal of the U.K. from the European Union (“EU”) may adversely affect business activity, political stability and economic conditions in the U.K., the EU and elsewhere. On March 29, 2017, the U.K. triggered Article 50 of the Lisbon Treaty formally starting negotiations with the EU. The U.K. and EU announced in March 2018 an agreement in principle to transitional provisions under which EU law would remain in force in the U.K. until the end of December 2020, but this remains subject to the successful conclusion of a final withdrawal agreement between the parties. In the absence of such an agreement, there would be no transitional provisions and a “hard” Brexit would occur on October 31, 2019. Although the terms of the U.K.’s future relationship with the EU are still unknown, it is possible that there will be increased regulatory and legal complexities, including potentially divergent national laws and regulations between the U.K. and EU. Brexit may also cause disruption and create uncertainty surrounding our business, including affecting our relationship with our existing and future customers, suppliers and employees and resulting in increased cost by way of new or elevated customs duties or financial implications from operational challenges. There can be no assurance that any or all of these events will not have a material adverse effect on our business, results of operations and financial condition.

Our business is subject to risks associated with importing products, and the imposition of additional duties and any changes to international trade agreements could have a material adverse effect on our business, results of operations and financial condition.
There are risks inherent to importing our products. Virtually all of our imported products are subject to duties which may impact the cost of such products. In addition, countries to which we ship our products may impose safeguard quotas to limit the quantity of products that may be imported. We rely on free trade agreements and other supply chain initiatives in order to maximize efficiencies relating to product importation. Additionally, we are subject to government regulations relating to importation activities. The imposition of taxes, duties and quotas and/or the withdrawal from or material modification to trade agreements could have a material adverse effect on our business, results of operations and financial condition. On May 10, 2019, the U.S. increased the tariff rate from 10% to 25% on $200 million of imports of select product categories from China. President Trump also announced the potential to expand these tariffs to cover all products entering the U.S. from China including ready-to-wear, footwear and men’s products. If the U.S. follows through on its further proposed China tariffs, it would negatively effect our business. In addition, if additional tariffs or trade restrictions are implemented by other countries or by the U.S., the cost of our products could increase which could adversely affect our business.
Privacy breaches and other cyber security risks related to our business could negatively affect our reputation, credibility and business.
We are dependent on information technology (“IT”) systems and networks for a significant portion of our direct-to-consumer sales, including our e-commerce sites and retail business credit card transaction authorization and processing. We are responsible for storing data relating to our customers and employees and also rely on third party vendors for the storage, processing and transmission of personal and Company information. Consumers, lawmakers and consumer advocates alike are increasingly concerned over the security of personal information transmitted over the Internet, consumer identity theft and privacy and the retail industry, in particular, has been the target of many recent cyber-attacks. In addition to taking the necessary precautions ourselves, we generally require that third-party service providers implement reasonable security measures to protect our employees’ and customers’ identity and privacy. We do not, however, control these third-party service providers and cannot guarantee that no electronic or physical computer break-ins or security breaches will occur in the future. Cyber security breaches, including physical or electronic break-ins, security breaches due to employee error or misconduct, attacks by “hackers,” phishing scams, malicious software programs such as viruses and malware, and other breaches outside of our control, could result in unauthorized access or damage to our IT systems and the IT systems of our third party service providers. Despite our efforts and the efforts of our third-party service providers to secure our and their IT systems, attacks on these systems do occur from time to time. As the techniques used to obtain unauthorized access to IT systems becomes more varied and sophisticated and the occurrence of such security breaches becomes more frequent, we and our third-party service providers may be unable to adequately anticipate these techniques and implement appropriate preventative measures. While we maintain cyber risk insurance to provide some coverage for certain risks associated with cyber security incidents, there is no assurance that such insurance would cover all or a significant portion of the costs or consequences associated with a cyber security incident. A significant breach of customer, employee or Company data could damage our reputation, our relationship with customers and our brands, and could result in lost sales, sizable fines, significant breach-notification costs and lawsuits, as well as adversely affect our results of operations. We may also incur additional costs in the future related to the implementation of additional security measures to protect against new or enhanced data security and privacy threats, or to comply with current and new state, federal and international laws governing the unauthorized disclosure of confidential information which are continuously being enacted and proposed such as the General Data Protection Regulation in the EU and the California Consumer Privacy Act in California in the United States as well as increased cyber security protection costs such as organizational changes, deploying additional personnel and protection technologies, training employees, engaging third party experts and consultants and lost revenues resulting from unauthorized use of proprietary information.
A material delay or disruption in our information technology systems or e-commerce websites or our failure or inability to upgrade our information technology systems precisely and efficiently could have a material adverse effect on our business, results of operations and financial condition.
We rely extensively on our IT systems to track inventory, manage our supply chain, record and process transactions, manage customer communications, summarize results and manage our business. The failure of our IT systems to operate properly or effectively, problems with transitioning to upgraded or replacement systems, or difficulty in/failure to implement new systems, could adversely affect our business. We also operate a number of e-commerce websites throughout the world.

We have embarked on a multi-year ERP implementation. We began this implementation in early Fiscal 2020 and it is expected to be implemented over the next several years. Implementing new systems carries substantial risk, including failure to operate as designed, failure to properly integrate with other systems, potential loss of data or information, cost overruns, implementation delays and disruption of operations. Third-party vendors are also relied upon to design, program, maintain and service our ERP implementation program. Any failures of these vendors to properly deliver their services could similarly have a material adverse effect on our business. In addition, any disruptions or malfunctions affecting our ERP implementation plan could cause critical information upon which we rely to be delayed, defective, corrupted, inadequate or inaccessible.
Our IT systems and e-commerce websites may also be subject to damage and/or interruption from power outages, computer, network and telecommunications failures, malicious software such as viruses and malware, attacks by “hackers”, security breaches, usage errors or misconduct by our employees and bad acts by our customers and website visitors. If our IT systems or e-commerce websites are damaged or cease to function properly, we may have to make a significant investment to fix or replace them, and we may suffer loss of critical data (including our customer data) and interruptions or delays in our operations in the interim.
Any material delay or disruption in our IT systems or e-commerce websites or our failure or inability to upgrade IT systems effectively could harm our reputation and credibility, and could have a material adverse effect on our business, results of operations and financial condition.
The markets in which we operate are highly competitive, both within North America and internationally, and increased competition based on a number of factors could cause our profitability and/or gross margins to decline.
Our brands face intense competition from other accessories, footwear and apparel producers and retailers, including, primarily European and American international luxury brands. In addition, we face competition through third party distribution channels that sell our merchandise, such as e-commerce, department stores and specialty stores. Competition is based on a number of factors, including, without limitation, the following:

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
Competition, along with other factors such as consolidation, changes in consumer spending patterns and a highly promotional retail selling environment, could also result in significant pricing pressure. These factors may cause us to reduce our sales prices to our wholesale customers and retail consumers, which could cause our gross margins to decline if we are unable to appropriately manage inventory levels and/or otherwise offset price reductions with comparable reductions in our operating costs. If our sales prices decline and we fail to sufficiently reduce our product costs or operating expenses, our profitability may decline, which could have a material adverse effect on our business, results of operations and financial condition.

Our retail stores are heavily dependent on the ability and desire of consumers to travel and shop and a decline in consumer traffic could have a negative effect on our comparable store sales and store profitability resulting in impairment charges, which could have a material adverse effect on our business, results of operations and financial condition.
Reduced travel resulting from economic conditions, fuel shortages, increased fuel prices, travel restrictions, travel concerns and other circumstances, including adverse weather conditions, disease epidemics and other health-related concerns, war, terrorist attacks or the perceived threat of war or terrorist attacks could have a material adverse effect on us, particularly if such events impact our customers’ desire to travel to our retail stores. In addition, other factors that could impact the success of our retail stores include: (i) the location of the mall or the location of a particular store within the mall; (ii) the other tenants occupying space at the mall; (iii) vacancies within the mall; (iv) increased competition in areas where the malls are located; (v) the amount of advertising and promotional dollars spent on attracting consumers to the malls; and (vi) a shift toward online shopping. A decline in consumer traffic could have a negative effect on our comparable store sales and/or average sales per square foot and store profitability. If our retail stores underperform due to declining consumer traffic or otherwise and our expected future cash flows of the related underlying retail store asset do not exceed such asset’s carrying value, we may incur store impairment charges. A decline in future comparable store sales and/or store profitability or failure to meet market expectations or the incurrence of impairment charges relating to our retail store fleet could have a material adverse effect on our business, results of operations and financial condition.
Our industry is subject to significant pricing pressure caused by many factors which may cause our profitability and gross margins in the future to be materially lower than our expectations.
Our industry is subject to significant pricing pressure caused by many factors, including intense competition and a highly promotional environment, fragmentation in the retail industry, pressure from retailers to reduce the costs of products, changes in consumer spending, fashion trends, current economic conditions, pricing, inflation, the timing of the release of new merchandise and promotional events, changes in our merchandise mix, the success of marketing programs and weather conditions. These factors may cause our profitability and gross margins in the future to be materially lower than in recent periods and our expectations, which could have a material adverse effect on our business, results of operations and financial condition. If we misjudge the market for our products, we may be faced with significant excess inventories for some products and missed opportunities for other products. If that occurs, we may be forced to rely on markdowns or promotional sales to dispose of excess and slow-moving inventory, which also may negatively impact our gross margin and profitability.
We may not be able to respond to changing fashion and retail trends in a timely manner, which could have a material adverse effect on our brands, business, results of operations and financial condition.
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
The success of our business also depends on our ability to continue to develop and maintain a reliable digital experience for our customers. We strive to give our customers a seamless omni-channel experience both in stores and through digital technologies, such as computers, mobile phones, tablets, and other devices. We also use social media to interact with our customers and enhance their shopping experience. Our inability to develop and continuously improve our digital brand engagement could negatively affect our ability to compete with other brands, which could adversely impact our business, results of operations and financial condition.
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
We operate a limited number of distribution facilities. Our ability to meet the needs of our own retail stores and e-commerce sites, as well as our wholesale customers depends on the proper operation of these distribution facilities. If any of these distribution facilities were to shut down or otherwise become inoperable or inaccessible for any reason, we could suffer a substantial loss of inventory and/or disruptions of deliveries to our retail and wholesale customers. In addition, we could incur significantly higher costs and longer lead times associated with the distribution of our products during the time it takes to reopen or replace the damaged facility. Any of the foregoing factors could result in decreased sales and have a material adverse effect on our business, results of operations and financial condition.
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
The departure of members of our executive management and other key employees could have a material adverse effect on our business.
We depend on the services and management experience of executive officers, who have substantial experience and expertise in our business. We also depend on other key employees involved in our design and marketing operations, including our creative officers for each of our brands, Ms. Donatella Versace, Ms. Sandra Choi and Mr. Michael Kors. Competition for qualified personnel in the fashion industry is intense, and competitors may use aggressive tactics to recruit our executive officers and key employees. Our ability to attract and retain employees is influenced by our ability to offer competitive compensation and benefits, employee morale, our reputation, recruitment by other employers, perceived internal opportunities, non-competition and non-solicitation agreements and macro unemployment rates. Although we have entered into employment agreements with our executive officers and other key employees, we may not be able to retain the services of such individuals in the future. The loss of services of one or more of these individuals or any negative public perception with respect to, or relating to, the loss of one or more of these individuals, could have a material adverse effect on our business, results of operations and financial condition. In addition, our operational efficiency initiatives as well as acquisitions and related integration activity may intensify this risk.
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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act included significant changes to the U.S. corporate income tax system including, among other things, lowering the U.S. statutory federal tax rate to 21% and implementing a territorial tax system. The Tax Act also added many new provisions, including changes to bonus depreciation, limits on the deductions for executive compensation and interest expense, a tax on global intangible low-taxed income, the base erosion anti-abuse tax and a deduction for foreign derived intangible income.
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
A small number of our wholesale customers account for a significant portion of our sales. Revenue from our five largest wholesale customers represented 19% of our total revenue for Fiscal 2019 and 19% of our total revenue for Fiscal 2018. We do not have written agreements with any of our wholesale customers and purchases generally occur on an order-by-order basis. A decision by any of our major wholesale customers, whether motivated by marketing strategy, competitive conditions, financial difficulties or otherwise, to decrease significantly the amount of merchandise purchased from us or our licensing partners, or to change their manner of doing business with us or our licensing partners, could substantially reduce our revenue and have a material adverse effect on our profitability. During the past several years, the retail industry has experienced a great deal of consolidation and other ownership changes and we expect such changes will continue. In addition, store closings by our wholesale customers decrease the number of stores carrying our products, while the remaining stores may purchase a smaller amount of our products and/or may reduce the retail floor space designated for our brands. Additionally, certain of our wholesale customers, particularly those located in the U.S., have become highly promotional and have aggressively marked down their merchandise. Such promotional activity could negatively impact our business. In the future, retailers may further consolidate, undergo bankruptcy, restructurings or reorganizations, realign their affiliations or reposition their stores’ target markets. Any of these types of actions could decrease the number of stores that carry our products or increase the ownership concentration within the retail industry. These changes could decrease our opportunities in the market, increase our reliance on a smaller number of large wholesale customers and decrease our negotiating strength with our wholesale customers. These factors could have a material adverse effect on our business, results of operations and financial condition.
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
We do not own any of our store facilities; instead, we lease all of our stores under operating leases. Our leases generally have terms of up to 10 years, generally require a fixed annual rent and most require the payment of additional rent if store sales exceed a negotiated amount. Certain of our European stores also require initial investments in the form of key money to secure prime locations, which may be paid to landlords or existing lessees. Generally, our leases are “net” leases, which require us to pay all of the costs of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases at our option. Payments under these operating leases account for a significant portion of our operating costs. For example, as of March 30, 2019, we were party to operating leases associated with our stores as well as other corporate facilities requiring future minimum lease payments aggregating to $1.7 billion through Fiscal 2024 and approximately $509 million thereafter through Fiscal 2044. We previously announced that we intend to optimize the Michael Kors retail store fleet, including, through the closure of between 100 and 125 of Michael Kors full-price underperforming retail stores. In connection with our Retail Fleet Optimization Plan, we may remain obligated under the applicable lease for, among other things, payment of the base rent for the balance of the lease term. In some instances, we may be unable to close an underperforming retail store due to continuous operation provisions in our leases. In addition, as each of our leases expire, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close retail stores in desirable locations. Our substantial operating lease obligations, including with respect to closed retail spaces, could have a material adverse effect on our business, results of operations and financial condition.
Our current and future licensing and joint venture arrangements may not be successful and may make us susceptible to the actions of third parties over whom we have limited control.
We have entered into a select number of product licensing agreements with companies that produce and sell, under our trademarks, products requiring specialized expertise. We have also entered into a number of select licensing agreements pursuant to which we have granted third parties certain rights to distribute and sell our products in certain geographical areas and have a number of joint ventures. In the future, we may enter into additional licensing and/or joint venture arrangements. Although we take steps to carefully select our partners, such arrangements may not be successful. Our partners may fail to fulfill their obligations under their agreements or have interests that differ from or conflict with our own, such as the timing of new store openings, the pricing of our products and the offering of competitive products. In addition, the risks applicable to the business of our partners may be different than the risks applicable to our business, including risks associated with each such partner’s ability to:

•	obtain capital;

•	exercise operational and financial control over its business;

•	manage its labor relations;

•	maintain relationships with suppliers;

•	manage its credit and bankruptcy risks; and

•	maintain customer relationships.
Any of the foregoing risks, or the inability of any of our partners to successfully market our products or otherwise conduct its business, may result in loss of revenue and competitive harm to our operations in regions or product categories where we have entered into such licensing arrangements.
We rely on our partners to preserve the value of our brands. Although we attempt to protect our brands through, among other things, approval rights over store location and design, product design, production quality, packaging, merchandising, distribution, advertising and promotion of our stores and products, we may not be able to control the use by our partners of our brand. The misuse of our brand by a licensing or joint venture partner could have a material adverse effect on our business, results of operations and financial condition.

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

•	increases in the costs of fuel, travel and transportation;

•	imposition of duties, taxes and other charges on imports, including if the United States follows through on its proposed additional China tariffs;

•	significant fluctuation of the value of the U.S. Dollar against foreign currencies; and

•	restrictions on transfers of funds out of countries where our foreign licensees are located.
We do not have written agreements with any of our third-party manufacturing contractors. As a result, any single manufacturing contractor could unilaterally terminate its relationship with us at any time. For example, in Fiscal 2019, Michael Kors’ largest manufacturing contractor, who produces its products in Asia and who Michael Kors has worked with for over ten years, accounted for the production of 21% of its finished products, based on dollar volume. Our inability to promptly replace manufacturing contractors that terminate their relationships with us or cease to provide high quality products in a timely and cost-efficient manner could have a material adverse effect on our business, results of operations and financial condition, and impact the cost and availability of our goods.

In addition, Michael Kors uses third-party agents to source its finished goods with numerous manufacturing contractors on its behalf. Any single agent could unilaterally terminate its relationship with Michael Kors at any time. In Fiscal 2019, Michael Kors’ largest third-party agent, whose primary place of business is Hong Kong and who Michael Kors has worked with for over 10 years, sourced approximately 24% of its purchases of finished goods, based on unit volume. Our inability to promptly replace agents that terminate their relationships with us or cease to provide high quality service in a timely and cost-efficient manner could have a material adverse effect on our business, results of operations and financial condition.
If we fail to comply with labor laws or collective bargaining agreements, or if our manufacturing contractors fail to use acceptable, ethical business practices, our business and reputation could suffer.
We are subject to labor laws governing relationships with employees, including minimum wage requirements, overtime, working conditions and citizenship requirements. Versace and Jimmy Choo are also subject to collective bargaining agreements with respect to employees in certain European countries. Compliance with these laws and regulations, as well as collective bargaining agreements may lead to increased costs and operational complexity and may increase our exposure to governmental investigations or litigation.
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
Our VERSACE, JIMMY CHOO and MICHAEL KORS trademarks, as well as other material trademark, design and patent rights related to the production, marketing and distribution of our products, are important to our success and our competitive position. We are susceptible to others imitating our products and infringing on our intellectual property rights in the Americas, EMEA, Asia and elsewhere in the world in both online and offline channels. Our brands enjoy significant worldwide consumer recognition and the generally higher pricing of our products creates additional incentive for counterfeiters to infringe on our brands. We work with customs authorities, law enforcement, legal representatives and brand specialists globally in an effort to prevent the sale of counterfeit products, but we cannot guarantee the extent to which our efforts to prevent counterfeiting of our brands and other intellectual property infringement will be successful. Such counterfeiting and other infringement could dilute our brands and harm our reputation and business.
Our trademark applications may fail to result in registered trademarks or provide the scope of coverage sought, and others may seek to invalidate our trademarks or block sales of our products as a violation of their trademarks and intellectual property rights. In addition, others may assert rights in, or ownership of, trademarks and other intellectual property rights of ours or in trademarks that are similar to ours or trademarks that we license and/or market, and we may not be able to successfully resolve these types of conflicts to our satisfaction. In some cases, trademark owners may have prior rights to our trademarks or similar trademarks. Furthermore, certain foreign countries may not protect trademarks and other intellectual property rights to the same extent as do the laws of the United States or the European Union.
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
Our business and long-range planning process is designed to maximize our long-term growth and profitability and not to achieve an earnings target in any particular fiscal quarter. We believe that this longer-term focus is in the best interests of our Company and our shareholders. At the same time, however, we recognize that it is helpful to provide investors with guidance as to our forecast of total revenue, earnings per share, comparable store sales and other financial metrics or projections. While we generally expect to provide updates to our financial guidance when we report our results each fiscal quarter, we do not have any responsibility to update any of our forward-looking statements at such times or otherwise. In addition, any longer-term guidance that we provide is based on goals that we believe, at the time guidance is given, are reasonably attainable for growth and performance over a number of years. However, such long-range targets are more difficult to predict than our current quarter and fiscal year expectations. If, or when, we announce actual results that differ from those that have been predicted by us, outside investment analysts, or others, our share price could be adversely affected. Investors who rely on these predictions when making investment decisions with respect to our securities do so at their own risk. We take no responsibility for any losses suffered as a result of such changes in our share price.
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
On November 15, 2018, we entered into a third amended and restated senior unsecured credit facility (as amended, the “2018 Credit Facility”) with, among others, JPMorgan Chase Bank, N.A., as administrative agent. The Company and its U.S., Canadian, Dutch and Swiss subsidiaries are the borrowers under the 2018 Credit Facility. The borrowers and certain material subsidiaries of the Company provide unsecured guarantees of the 2018 Credit Facility. The agreement that governs our 2018 Credit Facility contains a number of restrictive covenants that impose operating and financial restrictions on us, and the Indenture governing our senior notes contain certain restrictions, which collectively may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:

•	incur additional indebtedness and guarantee indebtedness;

•	pay dividends or make other distributions or repurchase or redeem capital stock;

•	make loans and investments, including acquisitions;

•	sell assets;

•	incur liens;

•	enter into transactions with affiliates; and

•	consolidate, merge or sell all or substantially all of our assets.
In addition, the restrictive covenants in the credit agreement governing our New Credit Facilities require us to maintain a ratio of the sum of total indebtedness plus 6.0 times consolidated rent expense for the last four fiscal quarters to Consolidated EBITDAR of no greater than 3.75 to 1.0. Our ability to meet this financial ratio can be affected by events beyond our control and we may be unable to meet it.
A breach of the covenants or restrictions under the documents that govern our indebtedness could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the credit agreement governing our 2018 Credit Facility would permit the lenders under our 2018 Credit Facility to terminate all commitments to extend further credit under that facility. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. As a result of there restrictions, we may be:

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
During Fiscal 2019, we financed our acquisition of Versace with $1.6 billion in term loans under our 2018 Term Loan Facility and $350 million under our $1.0 billion Revolving Credit Facility. As of March 30, 2019, our consolidated indebtedness was approximately $2.6 billion, net of debt issuance costs and discount amortization. Our total borrowings as of March 30, 2019 included $539 million outstanding under our 2018 Revolving Credit Facility, senior notes of $450 million and term loans of $1.6 billion. As of March 30, 2019, we have the capacity to borrow up to $489 million of additional indebtedness under our undrawn revolving credit facilities, which may be used to finance our working capital needs, capital expenditures, permitted investments, share repurchases, dividends and other general corporate purposes. This substantial level of indebtedness could have important consequences to our business including making it more difficult to satisfy our debt obligations, increasing our vulnerability to general adverse economic and industry conditions, limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and restricting us from pursuing certain business opportunities. In addition, the terms of our credit facility contain affirmative and negative covenants, including a leverage ratio, and the instruments governing our indebtedness limit our ability to incur debt, grant liens, engage in mergers and dispose of assets. These consequences and limitations could reduce the benefits we expect to achieve from the acquisition of Jimmy Choo or impede our ability to engage in future business opportunities or strategic acquisitions.
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
The integration of Versace into our internal control over financial reporting will require significant time and resources from our management and other personnel and will increase our compliance costs. If we fail to successfully integrate these operations, our internal control over financial reporting may not be effective. In addition, if Versace’s internal control over financial reporting is found to be ineffective, the integrity of their past financial statements could be adversely impacted.
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

Item 1B.     Unresolved Staff Comments
None.
Item 2.    Properties
The following table sets forth the location, use and size of our significant distribution and corporate facilities as of March 30, 2019, all of which are leased with the exception of our distribution center in the Netherlands and our central warehouse in Italy, which are owned. The leases expire at various times through Fiscal 2044, subject to renewal options.

Location	Use	Approximate Square Footage
Whittier, CA	Michael Kors U.S. Distribution Center	1,284,420
Venlo, Netherlands	Michael Kors European Distribution Center	1,096,330
New York, NY	Michael Kors and Jimmy Choo U.S. Corporate Offices	262,450
Montreal, Quebec	Michael Kors Canadian Corporate Office and Distribution Centers	150,440
Milan, Italy	Versace Corporate Offices	129,460
Novara, Italy	Versace European Distribution Center	108,810
East Rutherford, NJ	Michael Kors U.S. Corporate Offices	53,480
Novara, Italy	Versace Central Warehouse	45,700
Manno, Switzerland	Michael Kors European Corporate Offices	25,830
London, England	Jimmy Choo Corporate Offices	23,950
Secaucus, NJ	Michael Kors U.S. Distribution Center	22,760
London, England	Michael Kors Regional Corporate Offices and Corporate Headquarters	21,650
New York, NY	Versace U.S. Corporate Offices	21,340
As of March 30, 2019, we also occupied 1,249 leased retail stores worldwide (including concessions). We consider our properties to be in good condition and believe that our facilities are adequate for our operations and provide sufficient capacity to meet our anticipated requirements.
Other than the land and building for our Michael Kors European distribution center in the Netherlands and our Versace central warehouse in Italy, fixed assets related to our stores (e.g. leasehold improvements, fixtures, etc.) and computer equipment, we did not own any material property as of March 30, 2019.
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
Market Information
Our ordinary shares trade on the NYSE under the symbol “CPRI”. At March 29, 2019, there were 150,932,306 ordinary shares outstanding, and the closing sale price of our ordinary shares was $45.75. Also as of that date, we had approximately 90 ordinary shareholders of record. The table below sets forth the high and low closing sale prices of our ordinary shares for the periods indicated:

	High	Low
Fiscal 2019 Quarter Ended:
June 30, 2018	$69.06	$57.39
September 29, 2018	$75.41	$64.24
December 29, 2018	$68.36	$36.03
March 30, 2019	$48.47	$37.12

Fiscal 2018 Quarter Ended:
July 1, 2017	$38.65	$33.05
September 30, 2017	$48.55	$33.25
December 30, 2017	$64.03	$47.00
March 31, 2018	$68.14	$59.80
Share Performance Graph
The line graph below compares the cumulative total shareholder return on our ordinary shares with the Standard & Poor’s 500 Index (GSPC), the S&P Retailing Index (RLX), and a peer group index of companies that we believe are closest to ours for the five-year period from March 28, 2014 through March 29, 2019, the last business day of the our fiscal year. The peer group index consists of the following companies: Tapestry, Inc., Guess?, Inc., PVH Corp., L Brands, Inc., Ralph Lauren Corporation, Tiffany & Co. and VF Corporation. The graph below assumes that an investment of $100 made at the closing of trading on March 28, 2014, in (i) our ordinary shares, (ii) the shares comprising the GSPC, (iii) the shares comprising the RLX and (iv) the shares comprising our peer group index. All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable time period.

Issuer Purchases of Equity Securities
Our share repurchases are made under our $1.0 billion share repurchase program, which expired on May 25, 2019. We also have in place a “withhold to cover” repurchase program, which allows us to withhold ordinary shares from certain executive officers and directors to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards.
The following table provides information regarding our ordinary share repurchases during the three months ended March 30, 2019:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximated Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (in millions)
December 30 – January 26	—	$—	—	$442
January 27 – February 23	—	$—	—	$442
February 24 – March 30	—	$—	—	$442
	—		—
Item 6.    Selected Financial Data
The following table sets forth selected historical consolidated financial and other data for Capri Holdings Limited and its consolidated subsidiaries for the periods presented. The statements of operations data for Fiscal 2019, Fiscal 2018 and Fiscal 2017 and the balance sheet data as of the end of Fiscal 2019 and Fiscal 2018 have been derived from our audited consolidated financial statements included elsewhere in this report. The statements of operations data for Fiscal 2016 and Fiscal 2015 and the balance sheet data as of the end of Fiscal 2017, Fiscal 2016 and Fiscal 2015 have been derived from our prior audited consolidated financial statements, which are not included in this report.
The selected historical consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this annual report.

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	April 1, 2017	April 2, 2016 (1)	March 28, 2015
	(data presented in millions, except for shares and per share data)
Statement of Operations Data:
Total revenue	$5,238	$4,719	$4,494	$4,712	$4,372
Cost of goods sold	2,058	1,860	1,833	1,915	1,724
Gross profit	3,180	2,859	2,661	2,797	2,648
Selling, general and administrative expenses	2,075	1,767	1,541	1,428	1,252
Depreciation and amortization	225	208	220	183	138
Impairment of long-lived assets	21	33	199	11	1
Restructuring and other charges (2)	124	102	11	—	—
Total operating expenses	2,445	2,110	1,971	1,622	1,391
Income from operations	735	749	690	1,175	1,257
Other income	(4)	(2)	(6)	(4)	(2)
Interest expense, net	38	22	4	2	—
Foreign currency loss (gain)	80	(13)	3	5	3
Income before provision for income taxes	621	742	689	1,172	1,256
Provision for income taxes	79	150	137	334	375
Net income	542	592	552	838	881
Less: Net loss attributable to noncontrolling interests	(1)	—	(1)	(1)	—
Net income attributable to Capri	$543	$592	$553	$839	$881

Weighted average ordinary shares outstanding:
Basic	149,765,468	152,283,586	165,986,733	186,293,295	202,680,572
Diluted	151,614,350	155,102,885	168,123,813	189,054,289	205,865,769
Net income per ordinary share(3):
Basic	$3.62	$3.89	$3.33	$4.50	$4.35
Diluted	$3.58	$3.82	$3.29	$4.44	$4.28

(1)	Fiscal year ended April 2, 2016 contained 53 weeks, whereas all other fiscal years presented are based on 52-week periods.

(2)
Restructuring and other charges includes store closure costs recorded in connection with the Michael Kors Retail Fleet Optimization Plan and other restructuring initiatives, and transaction and transition costs recorded in connection with the acquisitions of Versace, Jimmy Choo and Michael Kors (HK) Limited and Subsidiaries (see Note 10 to the accompanying audited consolidated financial statements).

(3)
Basic net income per ordinary share is computed by dividing net income available to ordinary shareholders of Capri by basic weighted average ordinary shares outstanding. Diluted net income per ordinary share is computed by dividing net income attributable to ordinary shareholders of Capri by diluted weighted average ordinary shares outstanding.

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	April 1, 2017	April 2, 2016 (1)	March 28, 2015
	(data presented in millions, except for share and store data)
Operating Data:
Retail stores, including concessions, end of period	1,249	1,011	827	668	526

Balance Sheet Data:
Working capital	$187	$302	$599	$1,234	$1,663
Total assets	$6,650	$4,059	$2,410	$2,567	$2,685
Short-term debt	$630	$200	$133	$—	$—
Long-term debt	$1,936	$675	$—	$2	$—
Shareholders’ equity of Capri	$2,429	$2,018	$1,593	$1,996	$2,241
Number of ordinary shares issued	216,050,939	210,991,091	209,332,493	208,084,175	206,486,699

(1)	Fiscal year ended April 2, 2016 contained 53 weeks, whereas all other fiscal years presented are based on 52-week periods. All comparable store sales are presented on a 52-week basis.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto included as part of this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may,” “expect,” “anticipate,” “estimate,” “seek,” “intend,” “believe” or similar words concerning future events. The forward-looking statements contained herein include, without limitation, statements concerning our ability to execute on our future growth strategies, our ability to achieve intended benefits from acquisitions, future revenue sources and concentration, gross profit margins, selling and marketing expenses, capital expenditures, general and administrative expenses, capital resources, new stores, Retail Fleet Optimization Plan and anticipated cost savings, share buybacks, additional financings or borrowings and additional losses and future prospects of the Company, and are subject to risks and uncertainties including, but not limited to, those discussed in this report that could cause actual results to differ materially from the results contemplated by these forward-looking statements. We also urge you to carefully review the risk factors set forth in “Item 1A. – Risk Factors.”
Overview
Our Business
Capri Holdings Limited is a global fashion luxury group, consisting of iconic brands that are industry leaders in design, style and craftsmanship, led by a world-class management team and renowned designers. Our brands cover the full spectrum of fashion luxury categories including women’s and men’s accessories, footwear and ready-to-wear as well as wearable technology, watches, jewelry, eyewear and a full line of fragrance products. Our goal is to continue to extend the global reach of our brands while ensuring that they maintain their independence and exclusive DNA.
On December 31, 2018, we completed the acquisitions of Gianni Versace S.r.l. (“Versace”). Versace has long been recognized as one of the world’s leading international fashion design houses and is synonymous with Italian glamour and style. Founded in 1978 in Milan, Versace is known for its iconic and unmistakable style and unparalleled craftsmanship, over the past several decades the House of Versace has grown globally from its roots in haute couture, expanding into the design, manufacturing, distribution and retailing of ready-to-wear, accessories, footwear, eyewear, watches, jewelry, fragrance and home furnishings businesses. Versace’s design team is led by Donatella Versace, who has been the brand’s artistic director for over 20 years. Versace distributes its products through a worldwide distribution network, which includes boutiques in some of the world’s most glamorous cities, its e-commerce site, as well as through the most prestigious department and specialty stores worldwide.
On November 1, 2017, we completed the acquisition of Jimmy Choo Group Limited and its subsidiaries (collectively, “Jimmy Choo”). Jimmy Choo offers a distinctive, glamorous and fashion-forward product range, enabling it to develop into a leading global luxury accessories brand, whose core product offering is women’s luxury shoes, complemented by accessories, including handbags, small leather goods, scarves and belts, as well as a growing men’s luxury shoes and accessory business. In addition, certain categories, such as fragrances, sunglasses and eyewear are produced under licensing agreements. Jimmy Choo's design team is led by Sandra Choi, who has been the Creative Director for the brand since its inception in 1996. Jimmy Choo products are unique, instinctively seductive and chic. The brand offers classic and timeless luxury products, as well as innovative products that are intended to set and lead fashion trends. Jimmy Choo is represented through its global store network, its e-commerce sites, as well as through the most prestigious department and specialty stores worldwide.
The Michael Kors brand was launched over 35 years ago by Michael Kors, whose vision has taken the Company from its beginnings as an American luxury sportswear house to a global accessories, footwear and apparel company with a global distribution network that has presence in over 100 countries through Company-operated retail stores and e-commerce sites, leading department stores, specialty stores and select licensing partners. Michael Kors is a highly recognized luxury fashion brand in the Americas and Europe with growing brand awareness in other international markets. Michael Kors features distinctive designs, materials and craftsmanship with a jet-set aesthetic that combines stylish elegance and a sporty attitude. Michael Kors offers three primary collections: the Michael Kors Collection luxury line, the MICHAEL Michael Kors accessible luxury line and the Michael Kors Mens line. The Michael Kors Collection establishes the aesthetic authority of the entire brand and is carried by many of our retail stores, our e-commerce sites, as well as in the finest luxury department stores in the world. MICHAEL Michael Kors has a strong focus on accessories, in addition to offering footwear and apparel, and addresses the significant demand opportunity in accessible luxury goods.We have also been developing our men’s business in recognition of the significant opportunity afforded by the Michael Kors brand’s established fashion authority and the expanding men’s market. Taken together, our Michael Kors collections target a broad customer base while retaining our premium luxury image.

Certain Factors Affecting Financial Condition and Results of Operations
Establishing brand identity and enhancing global presence. We intend to grow our international presence through our global fashion luxury group, bringing together industry-leading fashion luxury brands.
As mentioned above, on November 1, 2017, we acquired Jimmy Choo for a total transaction value of $1.447 billion. Jimmy Choo has a rich history as a leading global luxury house, renowned for its glamorous and fashion-forward footwear, and is an excellent complement to the Michael Kors brand. In addition, on December 31, 2018 we completed the acquisition of Versace, which is one of the leading international fashion design houses and a symbol of Italian luxury worldwide, for an aggregate purchase price of approximately $2.005 billion, including an equity investment made by the Versace family at acquisition. We believe that these combinations significantly strengthen our future growth opportunities, while also increasing both product and geographic diversification. However, there are risks associated with new acquisitions and the anticipated benefits of acquisitions on our financial results may not be in line with our expectations.
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
Channel Shift and Demand for Our Accessories and Related Merchandise. Our performance is affected by trends in the luxury goods industry, as well as shifts in demographics and changes in lifestyle preferences. Although the overall consumer spending for personal luxury products has recently increased, consumer shopping preferences have continued to shift from physical stores to on-line shopping. We currently expect that this trend will continue in the foreseeable future. We continue to adjust our operating strategy to the changing business environment. We have made significant progress toward our previously announced plan to close between 100 and 125 of our Michael Kors retail stores at an expected total one-time cost of approximately $100 - $125 million, in order to improve the profitability of our Michael Kors retail store fleet. As of March 30, 2019, we closed at total of 100 stores and recorded restructuring charges of $41 million and $53 million in Fiscal 2019 and Fiscal 2018, respectively. We anticipate finalizing the remainder of the planned store closures under the Retail Fleet Optimization Plan by the end of Fiscal 2020. Collectively, we continue to anticipate ongoing annual savings of approximately $60 million as a result of the store closures and lower depreciation and amortization associated with the impairment charges recorded once these initiatives are completed.
Foreign currency fluctuation. Our consolidated operations are impacted by the relationships between our reporting currency, the U.S. dollar, and those of our non-U.S. subsidiaries whose functional/local currency is other than the U.S. dollar, particularly the Euro, the British Pound, the Chinese Renminbi, the Japanese Yen, the Korean Won and the Canadian Dollar, among others. We continue to expect volatility in the global foreign currency exchange rates, which may have a negative impact on the reported results of certain of our non-U.S. subsidiaries in the future, when translated to U.S. Dollars.
Disruptions in shipping and distribution. Our operations are subject to the impact of shipping disruptions as a result of changes or damage to our distribution infrastructure, as well as due to external factors. Any future disruptions in our shipping and distribution network could have a negative impact on our results of operations.
Costs of Manufacturing and Tariffs. Our industry is subject to volatility in costs related to certain raw materials used in the manufacturing of our products. This volatility applies primarily to costs driven by commodity prices, which can increase or decrease dramatically over a short period of time. In addition, our costs may be impacted by tariffs imposed on our products and increased duties due to changes in trade terms. On May 10, 2019, the U.S. increased the tariff rate from 10% to 25% on $200 million of imports of select product categories from China. President Trump also announced the potential to expand these tariffs to cover all products entering the U.S. from China including ready-to-wear, footwear and men’s products. If the U.S. follows through on its further proposed China tariffs, or if additional tariffs or trade restrictions are implemented by other countries, the cost of our products could increase which could adversely affect our business. These factors may have a material impact on our revenues, results of operations and cash flows to the extent they occur. We use commercially reasonable efforts to mitigate these effects by sourcing our products as efficiently as possible. In addition, manufacturing labor costs are also subject to degrees of volatility based on local and global economic conditions. We use commercially reasonable efforts to source from localities that suit our manufacturing standards and result in more favorable labor driven costs to our products.

U.S. Tax Reform. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act. The Tax Act includes significant changes to the U.S. corporate income tax system including, among other things, lowering U.S. statutory federal tax rate and implementing a territorial tax system. The U.S. statutory federal tax rate has been decreased to 21% for Fiscal 2019 and thereafter. The Tax Act also added many new provisions, including changes to bonus depreciation, limits on the deductions for executive compensation and interest expense, a tax on global intangible low-taxed income, the base erosion anti-abuse tax and a deduction for foreign derived intangible income.
In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin 118 to provide guidance for companies that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. Subsequently, as a result of finalizing its full Fiscal 2018 operating results, the issuance of new interpretive guidance, and other analyses performed, the Company finalized its accounting related to the impacts of the Tax Act and recorded immaterial measurement period adjustments in Fiscal 2019.
Segment Information
Prior to the fourth quarter of Fiscal 2019, we organized our business into four reportable segments: MK Retail, MK Wholesale, MK Licensing and Jimmy Choo. As a result of our acquisition of Versace, effective beginning in the fourth quarter of Fiscal 2019, we realigned our reportable segments according to the new structure of our business. As a result, we now operate in three reportable segments, which are as follows:
Versace
The Versace business was acquired and consolidated beginning on December 31, 2018. We generate revenue through the sale of Versace luxury ready-to-wear, accessories, footwear and home furnishings through directly operated Versace boutiques throughout North America (United States and Canada), EMEA (Europe, Middle East and Africa) and certain parts of Asia, as well as through Versace outlet stores and e-commerce sites. In addition, revenue is generated through wholesale sales to distribution partners (including geographic licensing arrangements), multi-brand department stores and specialty stores worldwide, as well as through product license agreements in connection with the manufacturing and sale of jeans, fragrances, watches, jewelry and eyewear.
Jimmy Choo
The Jimmy Choo business was acquired and consolidated beginning on November 1, 2017. We generate revenue through the sale of Jimmy Choo luxury goods to end clients through directly operated Jimmy Choo stores throughout the Americas (United States, Canada and Latin America), EMEA and certain parts of Asia, through our e-commerce sites, as well as through wholesale sales of luxury goods to distribution partners (including geographic licensing arrangements that allow third parties to use the Jimmy Choo tradename in connection with retail and/or wholesale sales of Jimmy Choo branded products in specific geographic regions), multi-brand department stores and specialty stores worldwide. In addition, revenue is generated through product licensing agreements, which allow third parties to use the Jimmy Choo brand name and trademarks in connection with the manufacturing and sale of fragrances, sunglasses and eyewear.
Michael Kors
The Michael Kors brand was launched over 35 years ago and is the foundation to our global fashion luxury group. We generate sales of Michael Kors products through four primary Michael Kors retail store formats: “Collection” stores, “Lifestyle” stores (including concessions), outlet stores and e-commerce, through which we sell our products, as well as licensed products bearing our name, directly to the end consumer throughout the Americas, Europe and certain parts of Asia. Our Michael Kors e-commerce business includes e-commerce sites in the U.S., Canada, certain parts of Europe, China, South Korea and Japan. We also sell Michael Kors products directly to department stores, primarily located across the Americas and Europe, to specialty stores and travel retail shops in the Americas, Europe and Asia, and to our geographic licensees in certain parts of EMEA, Asia and Brazil. In addition, revenue is generated through product and geographic licensing arrangements, which allow third parties to use the Michael Kors brand name and trademarks in connection with the manufacturing and sale of products, including watches, jewelry, fragrances and beauty, and eyewear, as well as through geographic licensing arrangements, which allow third parties to use the Michael Kors tradename in connection with the retail and/or wholesale sales of our Michael Kors branded products in specific geographic regions, such as Brazil, the Middle East, South Africa, Eastern Europe, certain parts of Asia and Australia.

Unallocated Expenses
In addition to the reportable segments discussed above, we have certain corporate costs that are not directly attributable to our brands and, therefore, are not allocated to segments. Such costs primarily include certain administrative, corporate occupancy, information systems expenses, including Enterprise Resource Planning (“ERP”) system implementation costs. In addition, certain other costs are not allocated to segments, including restructuring and other charges (including transaction and transition costs related to our recent acquisitions) and impairment costs. The new segment structure is consistent with how we plan and allocate resources, manage our business and assess our performance. All prior period segment information has been recast to reflect the realignment of our segment reporting structure on a comparable basis. The following table presents our total revenue and income from operations by segment for Fiscal 2019, Fiscal 2018 and Fiscal 2017 (in millions):

		Fiscal Years Ended
		March 30, 2019	March 31, 2018	April 1, 2017
Total revenue:
	Versace	$137	$—	$—
	Jimmy Choo	590	223	—
	Michael Kors	4,511	4,496	4,494
Total revenue		$5,238	$4,719	$4,494

Income (loss) from operations:
	Versace	$(11)	$—	$—
	Jimmy Choo	20	(4)	—
	Michael Kors	964	975	979
Total segment income from operations		973	971	979
Less:	Corporate expenses	(93)	(87)	(79)
	Restructuring and other charges	(124)	(102)	(11)
	Impairment of long-lived assets	(21)	(33)	(199)
Total income from operations		$735	$749	$690

The following table presents our global network of retail stores and wholesale doors:

	As of
	March 30, 2019	March 31, 2018	April 1, 2017
Number of full price retail stores (including concessions):
Versace	146	—	—
Jimmy Choo	169	158	—
Michael Kors	587	596	614
	902	754	614

Number of outlet stores:
Versace	42	—	—
Jimmy Choo	39	24	—
Michael Kors	266	233	213
	347	257	213

Total number of retail stores	1,249	1,011	827

Total number of wholesale doors:
Versace	1,028	—	—
Jimmy Choo	596	629	—
Michael Kors	3,202	3,544	3,607
	4,826	4,173	3,607
The following table presents our retail stores by geographic location:

	As of			As of
	March 30, 2019			March 31, 2018
	Versace	Jimmy Choo	Michael Kors	Jimmy Choo	Michael Kors
Store count by region:
The Americas	28	43	390	38	379
EMEA	53	71	186	62	198
Asia	107	94	277	82	252
	188	208	853	182	829
Key Performance Indicators and Statistics
We use a number of key indicators of operating results to evaluate our performance, including the following (dollars in millions):

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	April 1, 2017
Total revenue	$5,238	$4,719	$4,494
Gross profit as a percent of total revenue	60.7%	60.6%	59.2%
Income from operations	$735	$749	$690
Income from operations as a percent of total revenue	14.0%	15.9%	15.4%

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
Revenue Recognition
Revenue is recognized when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for goods or services. We recognize retail store revenue when control of the product is transferred at the point of sale at our owned stores, including concessions. Revenue from sales through our e-commerce sites is recognized at the time of delivery to the customer, reduced by an estimate of returns. Wholesale revenue is recognized net of estimates for sales returns, discounts, markdowns and allowances, after merchandise is shipped and control of the underlying product is transferred to our wholesale customers. To arrive at net sales for retail, gross sales are reduced by actual customer returns, as well as by a provision for estimated future customer returns, which is based on management’s review of historical and current customer returns. The amounts reserved for retail sales returns were $15 million, $12 million and $7 million at March 30, 2019, March 31, 2018 and April 1, 2017, respectively. Net sales for wholesale equals gross sales, reduced by provisions for estimated future returns based on current expectations, as well as trade discounts, markdowns, allowances, operational chargebacks, and certain cooperative selling expenses. Total sales reserves for wholesale were $112 million, $109 million and $97 million at March 30, 2019, March 31, 2018 and April 1, 2017, respectively. These estimates are based on such factors as historical trends, actual and forecasted performance, and market conditions, which are reviewed by management on a quarterly basis. Our historical estimates of these costs were not materially different from actual results.
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
During Fiscal 2018, we launched our Michael Kors customer loyalty program, which allows customers to earn points on qualifying purchases toward monetary and non-monetary rewards , which may be redeemed for purchases at our retail stores and e-commerce sites. We allocate a portion of the initial sales transaction based on the estimated relative fair value of the benefits based on projected timing of future redemptions and historical activity. These amounts include estimated “breakage” for points that are not expected to be redeemed. The contract liability, net of an estimated “breakage,” is recorded as a reduction to revenue in the consolidated statements of income and comprehensive income. Our breakage and other assumptions used to determine the estimated fair value of benefits are estimates, which could vary significantly from actual benefits that will be redeemed in the future.
Inventories
Our inventory costs include amounts paid to independent manufacturers, plus duties and freight to bring the goods to the Company’s warehouses, which are located in the United States, Italy, United Kingdom, the Netherlands, Canada, China, Hong Kong, Japan, South Korea, Switzerland, Taiwan and the United Arab Emirates. We continuously evaluate the composition of our inventory and make adjustments when the cost of inventory is not expected to be fully recoverable. The net realizable value of our inventory is estimated based on historical experience, current and forecasted demand and market conditions. In addition, reserves for inventory losses are estimated based on historical experience and inventory counts. Our inventory reserves are estimates, which could vary significantly from actual results if future economic conditions, customer demand or competition differ from expectations. Our historical estimates of these adjustments have not differed materially from actual results.

Long-lived Assets
We evaluate all long-lived assets, including fixed assets and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. For the purposes of impairment testing, we group our long-lived assets according to their lowest level of use, such as aggregating and capitalizing all construction costs related to a retail store into leasehold improvements and those related to our wholesale business into shop-in-shops. Our leasehold improvements are typically amortized over the life of the store lease, including highly probable renewals, and our shop-in-shops are amortized over a useful life of three or four years. Our impairment testing is based on our best estimate of the future operating cash flows. If the sum of our estimated undiscounted future cash flows associated with the asset is less than the asset’s carrying value, we recognize an impairment charge, which is measured as the amount by which the carrying value exceeds the fair value of the asset. These estimates of future cash flows require significant management judgment and certain assumptions about future volume, sales and expense growth rates, devaluation and inflation. As such, these estimates may differ from actual cash flows and future impairments may result if actual cash flows are lower than our expectations. During Fiscal 2019, Fiscal 2018 and Fiscal 2017, we recorded impairment charges of $21 million, $33 million and $199 million, respectively, primarily related to fixed assets and lease rights for underperforming Michael Kors retail stores. Fiscal 2019 amount also included impairment charges of $4 million related to Jimmy Choo retail store locations. Please refer to Note 7, Note 8 and Note 13 to the accompanying consolidated audited financial statements for additional information.
Goodwill and Other Indefinite-lived Intangible Assets
We record intangible assets based on their fair value on the date of acquisition. Goodwill is recorded for the difference between the fair value of the purchase consideration over the fair value of the net identifiable tangible and intangible assets acquired. The brand intangible assets recorded in connection with the acquisitions of Versace and Jimmy Choo were determined to be an indefinite-lived intangible assets, which are not subject to amortization. We perform an impairment assessment of goodwill, as well as the Versace brand and Jimmy Choo brand intangible assets on an annual basis, or whenever impairment indicators exist. In the absence of any impairment indicators, goodwill, the Versace brand and the Jimmy Choo brand are assessed for impairment during the fourth quarter of each fiscal year. Judgments regarding the existence of impairment indicators are based on market conditions and operational performance of the business.
We may assess our goodwill and our brand indefinite-lived intangible assets for impairment initially using a qualitative approach to determine whether it is more likely than not that the fair value of these assets is greater than their carrying value. When performing a qualitative test, we assess various factors including industry and market conditions, macroeconomic conditions and performance of our businesses. If the results of the qualitative assessment indicate that it is more likely than not that our goodwill and other indefinite-lived intangible assets are impaired, a quantitative impairment analysis would be performed to determine if impairment is required. We may also elect to perform a quantitative analysis of goodwill and our indefinite-lived intangible assets initially rather than using a qualitative approach.
The impairment testing for goodwill is performed at the reporting unit level. The valuation methods used in the quantitative fair value assessment, discounted cash flow and market multiples method, require our management to make certain assumptions and estimates regarding certain industry trends and future profitability of our reporting units. If the fair value of a reporting unit exceeds the related carrying value, the reporting unit’s goodwill is considered not to be impaired and no further testing is performed. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recorded for the difference. The valuation of goodwill is affected by, among other things, our business plan for the future and estimated results of future operations. Future events could cause us to conclude that impairment indicators exist, and, therefore, that goodwill may be impaired.
When performing a quantitative impairment assessment of our brand indefinite-lived intangible assets, the fair value of the Versace and the Jimmy Choo brands is estimated using a discounted cash flow analysis based on the "relief from royalty" method, assuming that a third party would be willing to pay a royalty in lieu of ownership for this intangible asset. This approach is dependent on many factors, including estimates of future growth, royalty rates, and discount rates. Actual future results may differ from these estimates. Impairment loss is recognized when the estimated fair value of the indefinite-lived brand intangible assets is less than its carrying amount.

During the fourth quarter of Fiscal 2019, we performed our annual goodwill and indefinite-lived intangible assets impairment analysis for our three brands. The impairment analysis relating to the Versace goodwill and brand were performed using a qualitative approach due to the proximity to the acquisition date and it was concluded that it is more likely than not that the fair value of goodwill and brand exceeded their respective carrying values and, therefore, did not result in impairment. We also performed our goodwill impairment assessment for the Michael Kors brand using a qualitative approach. As a result of realigning our segment reporting structure during the fourth quarter of Fiscal 2019, we presented the carrying amount of goodwill of MK Retail, MK Wholesale and MK Licensing within the Michael Kors reportable segment (see Note 8 to the accompanying consolidated financial statements for additional information). Based on the results of our qualitative impairment assessment, we concluded that it is more likely than not that the fair value of the Michael Kors’ reporting units exceeded their carrying value and, therefore, was not impaired. We elected to perform our annual goodwill and brand impairment analysis for Jimmy Choo brand using a quantitative approach, using discounted cash flow analysis to estimate the fair values of the Jimmy Choo reporting units, as described above. Based on the results of these assessments, we concluded that the fair values of the Jimmy Choo reporting units and the brand indefinite-lived intangible asset exceeded the related carrying amounts and there were no reporting units at risk of impairment. See Note 8 to the accompanying audited financial statements for information relating to our annual impairment analysis performed during the fourth quarter of Fiscal 2019. There were no impairment charges related to goodwill or indefinite-lived intangible assets in any of the fiscal periods presented.
Share-based Compensation
We grant share-based awards to certain of our employees and directors. The grant date fair value of share options is calculated using the Black-Scholes option pricing model, which requires us to use subjective assumptions. The closing market price at the grant date is used to determine the grant date fair value of restricted shares, restricted share units (“RSUs”) and performance-based RSUs. These values are recognized as expense over the requisite service period, net of estimated forfeitures, based on expected attainment of pre-established performance goals for performance grants, or the passage of time for those grants which have only time-based vesting requirements. Compensation expense for performance-based RSUs is recognized over the employees' requisite service period when attainment of the performance goals is deemed probable, which involves judgment as to achievement of certain performance metrics.
Beginning in Fiscal 2018, we began using our own historical experience in determining the expected holding period and volatility of our time-based share option awards. Prior to Fiscal 2018, we used the simplified method for determining the expected life of our options and average volatility rates of similar actively traded companies over the estimated holding period, due to insufficient historical option exercise experience as a public company. Determining the grant date fair value of share-based awards requires considerable judgment, including estimating expected volatility, expected term, risk-free rate, and forfeitures. If factors change and we employ different assumptions, the fair value of future awards and resulting share-based compensation expense may differ significantly from what we have estimated in the past.
Derivative Financial Instruments
Forward Foreign Currency Exchange Contracts
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

Net Investment Hedges
We also use fixed-to-fixed cross currency swap agreements to hedge our net investments in foreign operations against future volatility in the exchange rates between its U.S. Dollars and these foreign currencies. We have elected the spot method of designating these contracts under ASU 2017-12, as defined in Note 2 to the accompanying consolidated financial statements, and have designated these contracts as net investment hedges. The net gain or loss on net investment hedges is reported within foreign currency translation gains and losses (“CTA”), as a component of accumulated other comprehensive income (loss) on our consolidated balance sheets. Interest accruals and coupon payments are recognized directly in interest expense in our statement of operations and comprehensive income. Upon discontinuation of a hedge, all previously recognized amounts remain in CTA until the hedged net investment is sold, diluted, or liquidated.
We are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. In order to mitigate counterparty credit risk, we only enter into contracts with carefully selected financial institutions based upon their credit ratings and certain other financial factors, adhering to established limits for credit exposure.
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
Depreciation and amortization includes depreciation and amortization of fixed assets and definite-lived intangible assets.
Impairment of long-lived assets consists of charges to write-down fixed assets and finite-lived intangible assets to fair value. Impairment charges are not allocated to our reportable segments.
Restructuring and other charges includes store closure costs recorded in connection with the Michael Kors Retail Fleet Optimization Plan and other restructuring initiatives, as well as transaction and transition costs recorded in connection with our acquisitions of Versace, Jimmy Choo and MKHKL businesses (please refer to Note 4 and Note 10 to the accompanying consolidated financial statements for additional information). Restructuring and other charges are not allocated to our reportable segments.
Income from operations consists of gross profit minus total operating expenses.
Other (income) expense, net includes insurance settlements, proceeds received related to our anti-counterfeiting efforts and rental income from our owned distribution center in Europe. In future periods, it may include any other miscellaneous activities not directly related to our operations.
Interest expense, net represents interest and fees on our revolving credit facilities, senior notes, term loan facilities and letters of credit (see “Liquidity and Capital Resources” for further detail on our credit facilities), as well as amortization of deferred financing costs and original issue discount, offset by interest earned on highly liquid investments (investments purchased with an original maturity of three months or less, classified as cash equivalents) and interest on cross-currency swaps designated as net investment hedges (see Note 14 to the accompanying consolidated financial statements for additional information).
Foreign currency (gain)/loss includes net gains or losses related to the mark-to-market (fair value) on our forward currency contracts not designated as accounting hedges, including acquisition-related contracts, and unrealized income or loss from the re-measurement of monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries.
Noncontrolling interests/Redeemable noncontrolling interest represents the portion of the equity ownership in the Michael Kors Latin American joint venture, MK (Panama) Holdings, S.A. and subsidiaries (“MK Panama”), noncontrolling interests in JC Industry S.r.L and JC Gulf Trading LLC, as well as in J. Choo Russia J.V. Limited, and noncontrolling interests in Versace Singapore Pte. Ltd. and Versace Korea Co. Ltd, as well as the redeemable noncontrolling interest in Versace Australia PTY Limited.

Results of Operations
Comparison of Fiscal 2019 with Fiscal 2018
The following table details the results of our operations for Fiscal 2019 and Fiscal 2018 and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Fiscal Years Ended		$ Change	% Change	% of Total Revenue for Fiscal 2019	% of Total Revenue for Fiscal 2018
	March 30, 2019	March 31, 2018
Statements of Operations Data:
Total revenue	$5,238	$4,719	$519	11.0%
Cost of goods sold	2,058	1,860	198	10.6%	39.3%	39.4%
Gross profit	3,180	2,859	321	11.2%	60.7%	60.6%
Selling, general and administrative expenses	2,075	1,767	308	17.4%	39.6%	37.4%
Depreciation and amortization	225	208	17	8.2%	4.3%	4.4%
Impairment of long-lived assets	21	33	(12)	(36.4)%	0.4%	0.7%
Restructuring and other charges (1)	124	102	22	21.6%	2.4%	2.2%
Total operating expenses	2,445	2,110	335	15.9%	46.7%	44.7%
Income from operations	735	749	(14)	(1.9)%	14.0%	15.9%
Other income, net	(4)	(2)	(2)	NM	(0.1)%	—%
Interest expense, net	38	22	16	72.7%	0.7%	0.5%
Foreign currency loss (gain)	80	(13)	93	NM	1.5%	(0.3)%
Income before provision for income taxes	621	742	(121)	(16.3)%	11.9%	15.7%
Provision for income taxes	79	150	(71)	(47.3)%	1.5%	3.2%
Net income	542	592	(50)	(8.4)%
Less: Net loss attributable to noncontrolling interests	(1)	—	(1)	NM
Net income attributable to Capri	$543	$592	$(49)	(8.3)%

___________________
NM Not meaningful.

(1)
Includes store closure costs recorded in connection with the Michael Kors Retail Fleet Optimization Plan (as defined in Note 10) and other restructuring initiatives, as well as transaction and transition costs recorded in connection with our acquisitions of Versace and Jimmy Choo.

Total Revenue
Total revenue increased $519 million, or 11.0%, to $5.238 billion for Fiscal 2019, compared to $4.719 billion for Fiscal 2018, which included net unfavorable foreign currency effects of $34 million primarily related to the weakening of the Euro, the British Pound, the Chinese Renminbi and the Canadian Dollar against the U.S. Dollar in Fiscal 2019, as compared to Fiscal 2018. On a constant currency basis, our total revenue increased $553 million, or 11.7%. Total revenue for Fiscal 2019 included approximately $329 million of incremental revenue attributable to Jimmy Choo, which was acquired and consolidated into our results of operations effective November 1, 2017 and $137 million of incremental revenue attributable to Versace, which was acquired and consolidated into our results of operations effective December 31, 2018. The remainder of the revenue increase was attributable to higher Jimmy Choo and Michael Kors revenues, as compared to the prior year.
Gross Profit
Gross profit increased $321 million, or 11.2%, to $3.180 billion during Fiscal 2019, compared to $2.859 billion for Fiscal 2018, which included net unfavorable foreign currency effects of $20 million. Gross profit as a percentage of total revenue increased 10 basis points to 60.7% during Fiscal 2019, compared to 60.6% during Fiscal 2018. The increase in our gross profit margin was primarily attributable to the inclusion of Jimmy Choo, which benefited our gross margin 50 basis points, partially offset by lower gross profit margin for Michael Kors primarily driven by increased markdowns during Fiscal 2019, as compared to Fiscal 2018.

Total Operating Expenses
Total operating expenses increased $335 million, or 15.9%, to $2.445 billion during Fiscal 2019, compared to $2.110 billion for Fiscal 2018. Our operating expenses included a net favorable foreign currency impact of approximately $18 million. Total operating expenses as a percentage of total revenue increased to 46.7% in Fiscal 2019, compared to 44.7% in Fiscal 2018. The components that comprise total operating expenses are detailed below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $308 million, or 17.4%, to $2.075 billion during Fiscal 2019, compared to $1.767 billion for Fiscal 2018. The increase in selling, general and administrative expenses was primarily due to the following:

•	incremental costs of $187 million associated with the recently acquired Jimmy Choo business, which has been consolidated in our operations beginning on November 1, 2017;

•	incremental costs of $86 million associated with the recently acquired Versace business, which has been consolidated in our operations beginning on December 31, 2018; and

•	increased retail store and e-commerce related costs of $53 million, primarily comprised of increased occupancy costs, increased advertising costs and increased salaries.
These increases were partially offset by decreased distribution and selling costs of $24 million.
Corporate unallocated expenses, which are included within selling, general and administrative expenses discussed above, but are not directly attributable to a reportable segment, increased $6 million, or 6.9%, to $93 million in Fiscal 2019 as compared to $87 million in Fiscal 2018. Selling, general and administrative expenses as a percentage of total revenue increased to 39.6% during Fiscal 2019, compared to 37.4% for Fiscal 2018, primarily due to the inclusion of expenses associated with Jimmy Choo and Versace and increased retail store related costs, partially offset by lower selling and distribution costs as a percentage of total revenue during Fiscal 2019, as compared to Fiscal 2018.
Depreciation and Amortization
Depreciation and amortization increased $17 million, or 8.2%, to $225 million during Fiscal 2019, compared to $208 million for Fiscal 2018. The increase in depreciation and amortization expense was primarily attributable to incremental depreciation and amortization expenses of $19 million and $9 million, respectively, attributable to Jimmy Choo and Versace (including amortization of purchase accounting adjustments), partially offset by lower depreciation due to previously recorded fixed asset impairment charges. Depreciation and amortization decreased to 4.3% as a percentage of total revenue during Fiscal 2019, compared to 4.4% for Fiscal 2018.
Impairment of Long-Lived Assets
During Fiscal 2019, we recognized long-lived asset impairment charges of $21 million, of which $17 million related to underperforming Michael Kors full-price retail store locations, some of which will be closed as part of our previously announced Retail Fleet Optimization Plan (see Note 10 and Note 13 to the accompanying consolidated financial statements for additional information), as well as $4 million relating to Jimmy Choo retail store locations. During Fiscal 2018, we recognized long-lived asset impairment charges of approximately $33 million, which primarily related to underperforming Michael Kors full-price retail store locations. Impairment charges are not evaluated as part of our reportable segments’ results (See Segment Information above for additional information).
Restructuring and Other Charges
During Fiscal 2019, we recognized restructuring and other charges of $124 million, which included restructuring charges of $45 million, primarily associated with our Retail Fleet Optimization Plan (see Note 10 to the accompanying consolidated financial statements for additional information) and transaction and transition costs of $79 million, $52 million of which related to the Versace acquisition and $27 million related to the Jimmy Choo acquisition.
During Fiscal 2018, we recognized restructuring and other charges of $102 million, which were comprised of $40 million of transaction costs and $9 million of transition costs recorded in connection with the Jimmy Choo acquisition, as well as restructuring charges of $53 million recorded in connection with our Michael Kors brand Retail Fleet Optimization Plan. Restructuring and other charges are not evaluated as part of our reportable segments' results (See Segment Information above for additional information).

Income from Operations
As a result of the foregoing, income from operations decreased $14 million, or 1.9%, to $735 million during Fiscal 2019, compared to $749 million for Fiscal 2018. Income from operations as a percentage of total revenue decreased to 14.0% in Fiscal 2019, compared to 15.9% in Fiscal 2018. See Segment Information above for a reconciliation of our segment operating income to total operating income.
Interest expense, net
Interest expense, net increased $16 million, or 72.7%, to $38 million for Fiscal 2019, as compared to $22 million for Fiscal 2018, primarily due to increased interest expense attributable to higher borrowings than in prior year (see Note 11 to the accompanying consolidated financial statements for additional information). This increase was partially offset by a $17 million reduction to interest expense related to the cross-currency swap used as a net investment hedge during Fiscal 2019 (see Note 14 to the accompanying consolidated financial statements for additional information).
Foreign Currency Loss (Gain)
We recognized a net foreign currency loss of $80 million during Fiscal 2019, primarily attributable to a $77 million loss related to forward foreign currency exchange derivative contracts to hedge the transaction price of the Versace acquisition (see Note 14 to the accompanying consolidated financial statements for additional information).
We recognized a net foreign currency gain of $13 million during Fiscal 2018, which included net gains on revaluation and settlement of certain of our accounts payable in currencies other than the functional currency of the applicable reporting units, and the remeasurement of dollar-denominated intercompany loans with certain of our subsidiaries, as well as a net gain of $3 million related to the change in fair value of undesignated forward foreign currency exchange contracts, which included a $5 million realized gain related to a forward foreign currency exchange derivative contract to hedge the transaction price of the Jimmy Choo acquisition (please refer to Note 4 and Note 14 to the accompanying consolidated financial statements for additional information).
Provision for Income Taxes
We recognized $79 million of income tax expense during Fiscal 2019, compared with $150 million for Fiscal 2018. Our effective tax rate for Fiscal 2019 was 12.7%, compared to 20.2% for Fiscal 2018. The decrease in our effective tax rate was primarily due to an increase in the proportion of earnings generated in lower tax jurisdictions and the release of certain income tax reserves during Fiscal 2019. These decreases were partially offset by a lower favorable effect of our global financing activities during Fiscal 2019, compared to Fiscal 2018. The global financing activities are related to our previously disclosed 2014 move of our principal executive office from Hong Kong to the United Kingdom (“U.K.”) and decision to become a U.K. tax resident. In connection with this decision, we funded our international growth strategy through intercompany debt financing arrangements between certain of our U.S., U.K. and Switzerland subsidiaries in December 2015. Accordingly, due to the difference in the statutory income tax rates between these jurisdictions, we realized a lower effective tax rate.
Our effective tax rate may fluctuate from time to time due to the effects of changes in U.S. state and local taxes and tax rates in foreign jurisdictions. In addition, factors such as the geographic mix of earnings, enacted tax legislation and the results of various global tax strategies, may also impact our effective tax rate in future periods.
Net Income Attributable to Capri
As a result of the foregoing, our net income attributable to Capri decreased $49 million, or 8.3%, to $543 million during Fiscal 2019, compared to $592 million for Fiscal 2018.

Segment Information
Versace

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	$ Change
Revenues	$137	$—	$137
Loss from operations	(11)	—	(11)
Operating margin	(8.0)%	—%
Revenues
The Versace business acquired on December 31, 2018 contributed approximately $137 million to our total revenue for Fiscal 2019.
Loss from Operations
During the period from the December 31, 2018 acquisition date to March 30, 2019, we recorded a net loss from operations for Versace of $11 million (after amortization of non-cash purchase accounting adjustments and transaction and transition related costs).
Jimmy Choo

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	$ Change
Revenues	$590	$223	$367
Income (loss) from operations	20	(4)	24
Operating margin	3.4%	(1.8)%
Revenues
Revenue earned from Jimmy Choo increased $367 million to $590 million for Fiscal 2019, compared to $223 million for Fiscal 2018. Fiscal 2019 included incremental revenue of $329 million due to the inclusion of the Jimmy Choo business acquired on November 1, 2017 for the entire Fiscal 2019. In addition, Jimmy Choo sales increased $38 million primarily due to higher footwear sales in all major geographies.
Income (loss) from Operations
During Fiscal 2019, our operating income for Jimmy Choo increased by $24 million from a loss of $4 million in for the period from the date of acquisition through March 31, 2018 to income of $20 million for Fiscal 2019. Income from operations as a percentage of Jimmy Choo revenue improved 520 basis points from (1.8)% for the period from the date of acquisition through March 31, 2018 compared to 3.4% in Fiscal 2019, which was primarily due to operating leverage of expenses, including selling, retail store related and advertising and marketing, partially offset by an increase in other corporate expenses.

Michael Kors

	Fiscal Years Ended			% Change
	March 30, 2019	March 31, 2018	$ Change	As Reported	Constant Currency
Revenues	$4,511	$4,496	$15	0.3%	0.8%
Income from operations	964	975	(11)	(1.1)%
Operating margin	21.4%	21.7%
Revenues
Michael Kors revenues increased $15 million, or 0.3%, to $4.511 billion for Fiscal 2019, compared to $4.496 billion for Fiscal 2018, which included unfavorable foreign currency effects of $23 million. On a constant currency basis, revenue increased $38 million, or 0.8%. The increase in revenues was due to:

•	an increase in non-comparable store sales of $58 million, due to the growth of our Michael Kors retail store network of 24 stores (net of stores closures), primarily in Asia; and

•	a $3 million increase in revenues, primarily driven by higher wholesale sales of footwear, partially offset by lower licensing revenues related to sales of fashion watches and jewelry.
These increases were partially offset by:

•
a decrease in comparable store sales of $46 million, or 2.0%, including net unfavorable foreign currency effects of $14 million, which was primarily attributable to lower sales from our women’s accessories, watches and jewelry product categories, offset in part by higher sales from women’s footwear and apparel. Our comparable store sales benefited approximately 270 basis points from the inclusion of e-commerce sales.

Income from Operations
Income from operations for our Michael Kors segment decreased $11 million, or 1.1%, to $964 million for Fiscal 2019, compared to $975 million for Fiscal 2018. Income from operations as a percentage of Michael Kors revenue declined 30 basis points to 21.4% in Fiscal 2019, compared to 21.7% in Fiscal 2018, largely due to a decrease in gross profit margin, as previously discussed.

Results of Operations
Comparison of Fiscal 2018 with Fiscal 2017
The following table details the results of our operations for Fiscal 2018 and Fiscal 2017 and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Fiscal Years Ended		$ Change	% Change	% of Total Revenue for Fiscal 2018	% of Total Revenue for Fiscal 2017
	March 31, 2018	April 1, 2017
Statements of Operations Data:
Total revenue	$4,719	$4,494	$225	5.0%
Cost of goods sold	1,860	1,833	27	1.5%	39.4%	40.8%
Gross profit	2,859	2,661	198	7.4%	60.6%	59.2%
Selling, general and administrative expenses	1,767	1,541	226	14.7%	37.4%	34.3%
Depreciation and amortization	208	220	(12)	(5.5)%	4.4%	4.9%
Impairment of long-lived assets	33	199	(166)	(83.4)%	0.7%	4.4%
Restructuring and other charges (1)	102	11	91	NM	2.2%	0.2%
Total operating expenses	2,110	1,971	139	7.1%	44.7%	43.9%
Income from operations	749	690	59	8.6%	15.9%	15.4%
Other income, net	(2)	(6)	4	66.7%	—%	(0.1)%
Interest expense, net	22	4	18	NM	0.5%	0.1%
Foreign currency (gain) loss	(13)	3	(16)	NM	(0.3)%	0.1%
Income before provision for income taxes	742	689	53	7.7%	15.7%	15.3%
Provision for income taxes	150	137	13	9.5%	3.2%	3.0%
Net income	592	552	40	7.2%
Less: Net loss attributable to noncontrolling interest	—	(1)	1	NM
Net income attributable to Capri	$592	$553	$39	7.1%

___________________
NM Not meaningful.

(1)
Includes store closure costs recorded in connection with the Michael Kors Retail Fleet Optimization Plan (as defined in Note 10), and transaction and transition costs recorded in connection with our acquisitions of the Jimmy Choo and MKHKL businesses (see Note 4 to the accompanying consolidated financial statements).

Total Revenue
Total revenue increased $225 million, or 5.0%, to $4.719 billion for Fiscal 2018, compared to $4.494 billion for Fiscal 2017, which included net favorable foreign currency effects of $64 million primarily related to the strengthening of the Euro, the Chinese Renminbi and the Canadian Dollar, partially offset by the weakening of the Japanese Yen against the U.S. Dollar in Fiscal 2018, as compared to Fiscal 2017. On a constant currency basis, total revenue increased $161 million, or 3.6%. Total revenue for Fiscal 2018 included approximately $223 million of incremental revenue attributable to Jimmy Choo, which was acquired and consolidated into the Company’s results of operations effective November 1, 2017.
Gross Profit
Gross profit increased $198 million, or 7.4%, to $2.859 billion during Fiscal 2018, compared to $2.661 billion for Fiscal 2017, which included net favorable foreign currency effects of $40 million. Gross profit as a percentage of total revenue increased 140 basis points to 60.6% during Fiscal 2018, compared to 59.2% during Fiscal 2017. Our gross margin benefited 20 basis points from the inclusion of Jimmy Choo from the November 1, 2017 acquisition date to March 31, 2018. The remaining increase in the Michael Kors gross profit margin was primarily driven by a favorable channel mix due to a higher proportion of retail sales, as well as favorable geographic mix of sales during Fiscal 2018, as compared to Fiscal 2017.

Total Operating Expenses
Total operating expenses increased $139 million, or 7.1%, to $2.110 billion during Fiscal 2018, compared to 1.971 billion for Fiscal 2017. Our operating expenses included a net unfavorable foreign currency impact of approximately $38 million. Total operating expenses as a percentage of total revenue increased to 44.7% in Fiscal 2018, compared to 43.9% in Fiscal 2017. The components that comprise total operating expenses are detailed below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $226 million, or 14.7%, to $1.767 billion during Fiscal 2018, compared to $1.541 billion for Fiscal 2017, including a net unfavorable foreign currency impact of $32 million. The increase in selling, general and administrative expenses was primarily due to the following:

•	incremental costs of $135 million associated with our newly acquired Jimmy Choo business, which has been consolidated into our operations beginning on November 1, 2017;

•
an increase of $48 million in retail store and overhead costs (excluding newly acquired businesses), primarily comprised of increased occupancy costs of $26 million, advertising costs of $13 million and compensation-related costs of $7 million;

•	incremental expenses of approximately $22 million due to the inclusion of the Greater China business acquired on May 31, 2016 for the full year in Fiscal 2018; and

•	an increase of $32 million in corporate expenses.
These increases were partially offset by:

•	lower rent expense of $16 million in connection with store closures under our Michael Kors Retail Fleet Optimization Plan.
Corporate unallocated expenses, which are included within selling, general and administrative expenses discussed above but are not directly attributable to a reportable segment, increased $8 million or 10.1%, to $87 million in Fiscal 2018 as compared to $79 million in Fiscal 2017. Selling, general and administrative expenses as a percentage of total revenue increased to 37.4% during Fiscal 2018, compared to 34.3% for Fiscal 2017, primarily due to expenses associated with the newly acquired Jimmy Choo business.
Depreciation and Amortization
Depreciation and amortization decreased $12 million, or 5.5%, to $208 million during Fiscal 2018, compared to $220 million for Fiscal 2017. The decrease in depreciation and amortization expense was primarily attributable to lower depreciation due to fixed asset impairment charges recorded in Fiscal 2017 and Fiscal 2018. The depreciation and amortization expense for Fiscal 2018 included incremental depreciation and amortization of $13 million related to the newly acquired Jimmy Choo business, as well as $6 million of incremental depreciation and amortization expenses due to the inclusion of the Greater China business for the full period in Fiscal 2018, both including amortization of the respective purchase accounting adjustments. Depreciation and amortization decreased to 4.4% as a percentage of total revenue during Fiscal 2018, compared to 4.9% for Fiscal 2017.
Impairment of Long-Lived Assets
During Fiscal 2018, we recognized long-lived asset impairment charges of $33 million, $31 million of which related to underperforming Michael Kors full-price retail store locations, some of which were subject to closure as part of the Company’s previously announced Michael Kors Retail Fleet Optimization Plan and $2 million related to wholesale operations. During Fiscal 2017, we recognized long-lived asset impairment charges of approximately $199 million, principally related to fixed assets and lease rights for underperforming Michael Kors retail store locations. Please refer to Note 13 and Note 20 to the accompanying consolidated financial statements for additional information.
Restructuring and Other Charges
During Fiscal 2018, we recognized restructuring and other charges of $102 million, which were comprised of $40 million of transaction costs and $9 million of transition costs recorded in connection with the Jimmy Choo acquisition, as well as restructuring charges of $53 million recorded in connection with our Michael Kors Retail Fleet Optimization Plan (see Note 10 to the accompanying consolidated financial statements for additional information). During Fiscal 2017, we recorded $11 million of transaction costs related to the acquisition of the Greater China business.

Income from Operations
As a result of the foregoing, income from operations increased $59 million, or 8.6%, to $749 million during Fiscal 2018, compared to $690 million for Fiscal 2017, which included net favorable foreign currency effects of $2 million. Income from operations as a percentage of total revenue increased to 15.9% in Fiscal 2018, compared to 15.4% in Fiscal 2017. See Segment Information above for a reconciliation of our segment operating income to total operating income.
Other Income, net
Other income, net of $2 million during Fiscal 2018 was primarily related to rental income from our owned distribution center in Europe. Other income of $6 million during Fiscal 2017 was primarily comprised of a $4 million in insurance settlements related to the prior-year disruption to our former third-party operated e-commerce fulfillment center, $1 million in income related to our anti-counterfeiting efforts and $1 million of rental income from our owned distribution center in Europe.
Interest expense, net
Interest expense, net increased $18 million to $22 million for Fiscal 2018, as compared to $4 million for Fiscal 2017, primarily due to higher interest expense on long-term borrowings used to finance the acquisition of Jimmy Choo during Fiscal 2018 (see Note 11 for additional information).
Foreign Currency (Gain) Loss
We recognized a net foreign currency gain of $13 million during Fiscal 2018, which included net gains on revaluation and settlement of certain of our accounts payable in currencies other than the functional currency of the applicable reporting units, and the remeasurement of dollar-denominated intercompany loans with certain of our subsidiaries, as well as a net gain of $3 million related to the change in fair value of undesignated forward foreign currency exchange contracts, which included a $5 million realized gain related to a forward foreign currency exchange derivative contract to hedge the transaction price of the Jimmy Choo acquisition (see Note 4 and Note 14 to the accompanying consolidated financial statements for additional information).
The foreign currency loss of $3 million recorded during Fiscal 2017 was primarily attributable to net losses on the revaluation and settlement of certain of our accounts payable in currencies other than the functional currency of the applicable reporting units, as well as the remeasurement of dollar-denominated intercompany loans with certain of our subsidiaries. The net foreign currency loss for Fiscal 2017 also included favorable mark-to-market adjustment of $3 million related to our forward foreign currency contracts not designated as accounting hedges.
Provision for Income Taxes
We recognized $150 million of income tax expense during Fiscal 2018, compared with $137 million for Fiscal 2017. Our effective tax rate for Fiscal 2018 was 20.2%, compared to 19.9% for Fiscal 2017. The increase in our effective tax rate was primarily due to the the re-measurement of uncertain U.S. state and foreign tax positions and the unfavorable effects of U.S. tax reform. These increases were partially offset by an increase in income in lower tax jurisdictions, primarily in Europe.
Net Income Attributable to Capri
As a result of the foregoing, our net income attributable to Capri increased $39 million, or 7.1%, to $592 million during Fiscal 2018, compared to $553 million for Fiscal 2017.

Segment Information
Jimmy Choo

	Fiscal Years Ended
	March 31, 2018	April 1, 2017	$ Change
Revenues	$223	$—	$223
Loss from operations	(4)	—	(4)
Operating margin	(1.8)%	—%
The Jimmy Choo business acquired on November 1, 2017 contributed approximately $223 million to our total revenue for Fiscal 2018.
During the period from the November 1, 2017 acquisition date to March 31, 2018, we recorded a net loss from operations for Jimmy Choo of $4 million (after amortization of non-cash purchase accounting adjustments and transaction and transition related costs).
Michael Kors

	Fiscal Years Ended			% Change
	March 31, 2018	April 1, 2017	$ Change	As Reported	Constant Currency
Revenues	$4,496	$4,494	$2	—%	(1.4)%
Income from operations	975	979	(4)	(0.4)%
Operating margin	21.7%	21.8%

Revenues
Michael Kors revenues increased $2 million, to $4.496 billion for Fiscal 2018, compared to $4.494 billion for Fiscal 2017, which included favorable foreign currency effects of $64 million. On a constant currency basis, revenue from Michael Kors decreased $62 million, or 1.4%. The increase in revenues was due to:

•
an increase in non-comparable store sales of $190 million, including net favorable foreign currency effects of $4 million, which was primarily attributable to the growth of our Michael Kors retail store network (net of stores closures) and e-commerce operations since April 1, 2017. Our Greater China business acquired on May 31, 2016 contributed incremental revenues of approximately $42 million to non-comparable store sales for Fiscal 2018.

This increase was partially offset by:

•
a decrease in our comparable store sales of $50 million, or 2.2%, including net favorable foreign currency effects of $35 million, which was primarily attributable to lower sales from our women’s accessories, watches and jewelry product categories, offset in part by higher sales from men’s accessories, women’s apparel and footwear during Fiscal 2018 compared to Fiscal 2017. Our comparable store sales benefited approximately 230 basis points from the inclusion of e-commerce sales in comparable store sales; and

•
a $137 million decrease in wholesale revenue, including net favorable foreign currency effects of $25 million, due to lower shipments associated with our strategic initiative to reduce promotional activity, which resulted in lower women’s accessories sales, offset in part by higher sales from men’s and women’s apparel during Fiscal 2018 as compared to Fiscal 2017.

Income from Operations
Income from operations for our Michael Kors segment decreased $4 million, or 0.4%, to $975 million for Fiscal 2018, compared to $979 million for Fiscal 2017. Income from operations as a percentage of Michael Kors revenue decreased 10 basis points from 21.8% for Fiscal 2017, to 21.7% for Fiscal 2018. The decrease in income from operations as a percentage of Michael Kors revenue was attributable to an increase in operating expenses of 130 basis points, primarily attributable to an increase in retail store related costs and corporate allocated expenses, offset in part by lower depreciation and amortization expenses. This decrease was partially offset by an increase in gross profit margin of 120 basis points, as previously discussed.

Liquidity and Capital Resources
Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, along with borrowings available under our credit facilities (see below discussion regarding “Revolving Credit Facilities”) and available cash and cash equivalents. Our primary use of this liquidity is to fund the ongoing cash requirements, including our working capital needs and capital investments in our business, debt repayments, acquisitions, returns of capital including share repurchases, dividends and other corporate activities. We believe that the cash generated from our operations, together with borrowings available under our revolving credit facilities and available cash and cash equivalents, will be sufficient to meet our working capital needs for the next 12 months, including investments made and expenses incurred in connection with our store growth plans, shop-in-shop growth, investments in corporate and distribution facilities, continued systems development, e-commerce and marketing initiatives. We spent $181 million on capital expenditures during Fiscal 2019, and expect to spend approximately $300 million during Fiscal 2020. The majority of the Fiscal 2018 expenditures related to our retail operations (including e-commerce), with the remainder related to enhancements to our distribution and information systems infrastructure and our corporate offices, as well as in connection with new shop-in-shops.
The following table sets forth key indicators of our liquidity and capital resources (in millions):

	As of
	March 30, 2019	March 31, 2018
Balance Sheet Data:
Cash and cash equivalents	$172	$163
Working capital	$187	$302
Total assets	$6,650	$4,059
Short-term debt	$630	$200
Long-term debt	$1,936	$675

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	April 1, 2017
Cash Flows Provided By (Used In):
Operating activities	$694	$1,062	$1,035
Investing activities	(2,125)	(1,533)	(651)
Financing activities	1,451	389	(850)
Effect of exchange rate changes	(11)	15	(6)
Net increase (decrease) in cash and cash equivalents	$9	$(67)	$(472)

Cash Provided by Operating Activities
Cash provided by operating activities decreased $368 million to $694 million during Fiscal 2019, as compared to $1.062 billion for Fiscal 2018, which was primarily due to decreases related to changes in our working capital primarily attributable to increased inventory purchases as well as the timing of payments and receipts. The net decrease in cash flows also included decreases to our net income after non-cash adjustments, partially offset by an increase in tax-related long-term liabilities.
Cash provided by operating activities increased $27 million to $1.062 billion during Fiscal 2018, as compared to $1.035 billion for Fiscal 2017. The increase in cash flows from operating activities was primarily due to an increase related to changes in our working capital, partially offset by a decrease in our net income after non-cash adjustments. The increase related to our working capital was primarily attributable to an increase in accrued expenses and other current liabilities primarily driven by restructuring liabilities recorded in Fiscal 2018 and the timing of tax related payments, and favorable changes in prepaid expenses and other current assets and inventories primarily due to timing. These increases were partially offset by lower accounts payable primarily due to the timing of payments and an unfavorable change in accounts receivable primarily due to a higher decline in wholesale inventory purchases in the prior year.

Cash Used in Investing Activities
Net cash used in investing activities increased $592 million to $2.125 billion during Fiscal 2019, compared to $1.533 billion during Fiscal 2018. The decrease in cash was primarily attributable to a $460 million increase of cash paid, net of cash acquired, in connection with our Fiscal 2019 acquisition of the Versace business, as compared to our acquisition of the Jimmy Choo business during Fiscal 2018. The decrease in cash was also due to a $77 million realized loss related to an undesignated derivative contract during Fiscal 2019 associated with the Versace acquisition, as well as higher capital expenditures of $61 million, due to higher spending related to build-outs for new and renovated retail stores and expenditures related to corporate infrastructure.
Net cash used in investing activities increased $882 million to $1.533 billion during Fiscal 2018, compared to $651 million during Fiscal 2017. The decrease in cash was primarily attributable to a $934 million increase of cash paid, net of cash acquired, in connection with our Fiscal 2018 acquisition of the Jimmy Choo business, as compared to our acquisition of the previously licensed business in Greater China during Fiscal 2017. This decrease in cash was partially offset by lower capital expenditures of $45 million, due to lower spending related to build-outs of new stores and shop-in-shops and lower corporate expenditures.
Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities increased $1.062 billion to $1.451 billion during Fiscal 2019, compared to $389 million during Fiscal 2018. The increase in cash from financing activities was due to increased debt borrowings of $908 million, net of debt repayments, primarily attributable to higher term loan borrowings to finance the acquisition of Versace, as well as a decrease of $154 million in cash payments to repurchase our ordinary shares.
Net cash provided by financing activities was $389 million during Fiscal 2018, as compared to net cash used in financing activities of $850 million during Fiscal 2017. The $1.239 billion increase in cash from financing activities was due to increased debt borrowings of $589 million, which included senior notes and term loan borrowings to finance the acquisition of Jimmy Choo, net of cash repayments, as well as a decrease of $644 million in cash payments to repurchase our ordinary shares.

Debt Facilities
The following table presents a summary of the Company’s borrowing capacity and amounts outstanding as of March 30, 2019 and March 31, 2018 (dollars in millions):

	Fiscal Years Ended
	March 30, 2019	March 31, 2018
Senior Unsecured Revolving Credit Facility:
Revolving Credit Facility (excluding up to a $500 million accordion feature) (1)
Total Availability	$1,000	$1,000
Borrowings outstanding (2)	539	200
Letter of credit outstanding	17	16
Remaining availability	$444	$784

Term Loan Facility ($1.6 billion) (3)
Borrowings Outstanding, net of debt issuance costs (4)	$1,570	$229
Remaining availability	$—	$—

4.000% Senior Notes
Borrowings Outstanding, net of debt issuance costs and discount amortization (4)	$445	$445

Other Borrowings (4)	$1	$1

Hong Kong Uncommitted Credit Facility:
Total availability (100 million Hong Kong Dollars)	$13	$13
Borrowings outstanding	—	—
Bank guarantees outstanding (12 million Hong Kong Dollars)	2	2
Remaining availability	$11	$11

China Uncommitted Credit Facility:
Borrowings outstanding	$—	$—
Total and remaining availability (100 million Chinese Yuan)	$14	$—

Japan Credit Facility:
Borrowings outstanding	$—	$—
Total and remaining availability (1.0 billion Japanese Yen)	$9	$9

Versace Uncommitted Credit Facility:
Total availability (20 million Euro)	$22	$—
Borrowings outstanding (10 million Euro) (2)	11	—
Remaining availability	$11	$—

Total borrowings outstanding(1)	$2,566	$875
Total remaining availability	$489	$804
_____________________________

(1)
The 2018 Credit Facility contains customary events of default and requires us to maintain a leverage ratio at the end of each fiscal quarter of no greater than 3.75 to 1, calculated as the ratio of the sum of total indebtedness as of the date of the measurement plus 6.0 times the consolidated rent expense for the last four consecutive fiscal quarters, to Consolidated EBITDAR for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined as consolidated net income plus income tax expense, net interest expense, depreciation and amortization expense, consolidated rent expense and other non-cash charges, subject to certain deductions. The 2018 Credit Facility also includes other customary covenants that limit additional indebtedness, guarantees, liens, acquisitions and other investments and cash dividends. As of March 30, 2019 and March 31, 2018, we were in compliance with all covenants related to our agreements then in effect governing our debt.

(2)	Recorded as short-term debt in our consolidated balance sheets as of March 30, 2019 and March 31, 2018.

(3)
The prior $1.0 billion term loan facility was fully utilized to finance a portion of the purchase price of our acquisition of Jimmy Choo on November 1, 2017, and was fully repaid during Fiscal 2019. See Note 4 to the accompanying consolidated financial statements for additional information.

(4)
Recorded as long-term debt in our consolidated balance sheet as of March 30, 2019 and March 31, 2018, except for the current portion of $80 million outstanding under the 2018 Term Loan Facility, which was recorded within short-term debt at March 30, 2019.

We believe that our 2018 Credit Facility is adequately diversified with no undue concentration in any one financial institution. As of March 30, 2019, there were 18 financial institutions participating in the facility, with none maintaining a maximum commitment percentage in excess of 10%. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the 2018 Credit Facility.
See Note 11 in the accompanying consolidated financial statements for detailed information relating to our credit facilities and debt obligations.
Share Repurchase Program
The following table presents our treasury share repurchases during the fiscal years ended March 30, 2019 and March 31, 2018 (dollars in millions):

	Fiscal Years Ended
	March 30, 2019	March 31, 2018
Cost of shares repurchased under share repurchase program	$200	$358
Fair value of shares withheld to cover tax obligations for vested restricted share awards	7	3
Total cost of treasury shares repurchased	$207	$361

Shares repurchased under share repurchase program	3,718,237	7,700,959
Shares withheld to cover tax withholding obligations	107,712	92,536
	3,825,949	7,793,495
As of March 30, 2019, the remaining availability under our $1.0 billion share repurchase program was $442 million, which expired on May 25, 2019. Share repurchases may be made in open market or privately negotiated transactions, subject to market conditions, applicable legal requirements, trading restrictions under the our insider trading policy, and other relevant factors. This program may be suspended or discontinued at any time.
Contractual Obligations and Commercial Commitments
As of March 30, 2019, our lease commitments and contractual obligations were as follows (in millions):

Fiscal Years Ending	Fiscal 2020	Fiscal 2021-2022	Fiscal 2023-2024	Fiscal 2025 and Thereafter	Total
Operating leases	$431	$728	$506	$509	$2,174
Inventory Purchase Obligations	865	—	—	—	865
Other commitments	70	26	2	—	98
Short-term debt	630	—	—	—	630
Long-term debt	—	954	536	446	1,936
Total	$1,996	$1,708	$1,044	$955	$5,703
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

Excluded from the above commitments is $192 million of long-term liabilities related to net uncertain tax positions, due to the uncertainty of the time and nature of resolution.
The above table also excludes current liabilities (other than short-term debt) recorded as of March 30, 2019, as these items will be paid within one year, and non-current liabilities that have no cash outflows associated with them (e.g., deferred taxes).

Off-Balance Sheet Arrangements
We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. In addition to the commitments in the above table, our off-balance sheet commitments relating to our outstanding letters of credit were $18 million at March 30, 2019, including $1 million in letters of credit issued outside of the 2018 Credit Facility. In addition, as of March 30, 2019, bank guarantees of approximately $2 million were supported by our Hong Kong Credit Facility. We do not have any other off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.
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
We perform a sensitivity analysis on our forward currency contracts, both designated and not designated as hedges for accounting purposes, to determine the effects of fluctuations in foreign currency exchange rates. For this sensitivity analysis, we assume a hypothetical change in U.S. Dollar against foreign exchange rates. Based on all foreign currency exchange contracts outstanding as of March 30, 2019, a 10% appreciation or devaluation of the U.S. Dollar compared to the level of foreign currency exchange rates for currencies under contract as of March 30, 2019, would result in a net increase and decrease, respectively, of approximately $15 million in the fair value of these contracts.

Net Investment Hedges
We are exposed to adverse foreign currency exchange rate movements related to interest from our net investment hedges. As of March 30, 2019, the net investment hedges have aggregate notional amounts of $2.190 billion to hedge our net investments in Euro-denominated subsidiaries, and $44 million to hedge our net investments in Japanese Yen-denominated subsidiaries against future volatility in the exchange rates between the U.S. Dollar and these currencies. Under the terms of these contracts, which mature between January 2022 and November 2024, we will exchange the semi-annual fixed rate payments made under our Senior Notes for fixed rate payments of 0% to 1.718% in Euros and 0.89% in Japanese Yen. Based on all net investment hedges outstanding as of March 30, 2019, a 10% appreciation or devaluation of the U.S. Dollar compared to the level of foreign currency exchange rates for currencies under contract as of March 30, 2019, would result in a net increase or decrease of approximately $226 million in the fair value of these contracts.
Interest Rate Risk
We are exposed to interest rate risk in relation to borrowings outstanding under our 2018 Term Loan Facility, our 2018 Credit Facility, our Hong Kong Credit Facility, our Japan Credit Facility and our Versace Credit Facility. Our 2018 Term Loan Facility carries interest at a rate that is based on LIBOR. Our 2018 Credit Facility carries interest rates that are tied to LIBOR and the prime rate, among other institutional lending rates (depending on the particular origination of borrowing), as further described in Note 11 to the accompanying consolidated financial statements. Our Hong Kong Credit Facility carries interest at a rate that is tied to the Hong Kong Interbank Offered Rate. Our China Credit Facility carries interest at a rate that is tied to the People’s Bank of China’s Benchmark lending rate. Our Japan Credit Facility carries interest at a rate posted by the Mitsubishi UFJ Financial Group. Our Versace Credit Facility carries interest at a rate set by the bank on the date of borrowing that is tied to the European Central Bank. Therefore, our statements of operations and comprehensive income and cash flows are exposed to changes in those interest rates. At March 30, 2019, we had $539 million in short-term borrowings outstanding under our 2018 Credit Facility, $1.570 billion, net of debt issuance costs, outstanding under our 2018 Term Loan Facility and $11 million outstanding under our Versace Credit Facility. At March 31, 2018, we had term loans of $230 million and short-term borrowings of $200 million outstanding under our prior credit facility. These balances are not indicative of future balances that may be outstanding under our revolving credit facilities that may be subject to fluctuations in interest rates. Any increases in the applicable interest rate(s) would cause an increase to the interest expense relative to any outstanding balance at that date.
Credit Risk
We have outstanding $450 million aggregate principal amount of Senior Notes due in 2024. The Senior Notes bear interest at a fixed rate equal to 4.000% per year, payable semi-annually. Our Senior Notes interest rate payable may be subject to adjustments from time to time if either Moody’s or S&P (or a substitute rating agency), downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the Senior Notes.
Item 8.    Financial Statements and Supplementary Data
The response to this item is provided in this Annual Report on Form 10-K under Item 15. “Exhibits and Financial Statement Schedule” and is incorporated herein by reference.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a - 15(e) and 15(d) - 15(e) under the Securities and Exchange Act of 1934, as amended, (the “Exchange Act”)) as of March 30, 2019. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures are effective as of March 30, 2019.
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
Our management assessed the effectiveness of our internal control over financial reporting as of March 30, 2019. In making this assessment, it used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), the 2013 Framework. Based on this assessment, management has determined that, as of March 30, 2019, our internal control over financial reporting is effective based on those criteria.
On December 31, 2018, we acquired Versace (refer to Note 4 to the accompanying consolidated financial statements for additional information). Gianni Versace S.r.l’s assets (excluding intangible assets recorded in connection with the acquisition) comprised approximately 9% of the Company’s total assets at March 30, 2019 and approximately 3% of the Company’s total revenue for Fiscal 2019. As of March 30, 2019, we are in the process of evaluating the internal controls of the acquired business and integrating it into our existing operations. The acquired business has, therefore, been excluded from management’s assessment of internal control over financial reporting for Fiscal 2019.
The Company’s internal control over financial reporting as of March 30, 2019, as well as the consolidated financial statements, have been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein. The audit report appears on page 61 of this report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
The Company previously disclosed that in connection with the Retail Fleet Optimization Plan, it expects to incur approximately $100 - $125 million of one-time costs, including lease termination and other store closure costs. Restructuring charges recorded in connection with the Retail Fleet Optimization Plan during Fiscal 2019 were $41 million, including $31 million recorded during the fourth quarter of the fiscal year. Restructuring charges recorded in Fiscal 2018 were $53 million. The Company closed a total of 100 stores since plan inception and anticipates finalizing the remainder of the planned store closures by the end of Fiscal 2020, with total costs in line with its original expectations.
The exact amounts and timing of the Retail Fleet Optimization Plan charges and future cash expenditures associated therewith are undeterminable at this time. The Company will either disclose in a Current Report on Form 8-K, or disclose in another periodic filing with the SEC, the amount of any material charges relating to the Retail Fleet Optimization Plan by major type of cost once such amounts or range of amounts are determinable.
This disclosure is intended to satisfy the requirements of Item 2.05 of Form 8-K.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance
Information with respect to this Item is included in the Company’s Proxy Statement to be filed in June 2019, which is incorporated herein by reference.
Item 11.    Executive Compensation
Information with respect to this Item is included in the Company’s Proxy Statement to be filed in June 2019, which is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information as of March 30, 2019 regarding compensation plans under which the Company’s equity securities are authorized for issuance:

Equity Compensation Plan Information
	(a)	(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	6,233,525	$51.56	(2)	4,402,559
Equity compensation plans not approved by security holders (3)	474,670	$4.69	(2)	—
Total	6,708,195	$48.24	(2)	4,402,559

(1)	Reflects share options and restricted share units issued under the Company’s Amended and Restated Omnibus Incentive Plan.

(2)	Represents the weighted average exercise price of outstanding share awards only.

(3)
Reflects share options issued under the Company’s Amended and Restated Stock Option Plan (the “Option Plan”), which was in effect prior to our initial public offering. As of March 30, 2019, there were no shares available for future issuance under the Option Plan.

Item 13.    Certain Relationships, Related Transactions and Director Independence
Information with respect to this Item is included in the Company’s Proxy Statement to be filed in June 2019, which is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
Information with respect to this Item is included in the Company’s Proxy Statement to be filed in June 2019, which is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this annual report on Form 10-K:

1.	The following consolidated financial statements listed below are filed as a separate section of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm - Ernst & Young LLP.
Consolidated Balance Sheets as of March 30, 2019 and March 31, 2018.
Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended March 30, 2019, March 31, 2018 and April 1, 2017.
Consolidated Statements of Shareholders’ Equity for the fiscal years ended March 30, 2019, March 31, 2018 and April 1, 2017.
Consolidated Statements of Cash Flows for the fiscal years ended March 30, 2019, March 31, 2018 and April 1, 2017.
Notes to Consolidated Financial Statements for the fiscal years ended March 30, 2019, March 31, 2018 and April 1, 2017.

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

2.4
Stock Purchase Agreement, dated as of September 24, 2018, by and among Allegra Donata Versace Beck, Donatella Versace, Santo Versace, Borgo Luxembourg S.À R.L., Blackstone GPV Capital Partners (Mauritius) VI-D FDI Ltd., Blackstone GPV Tactical Partners (Mauritius)-N Ltd. and Capri Holdings Limited (f/k/a Michael Kors Holdings Limited) (included as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-35368), filed on September 25, 2018 and incorporated herein by reference).

3.1
Amended and Restated Memorandum and Articles of Association of Capri Holdings Limited (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 31, 2018 and incorporated herein by reference).

4.1	Specimen of Ordinary Share Certificate of Capri Holdings Limited.
4.2
Shareholders Agreement, dated as of July 11, 2011, among Michael Kors Holdings Limited and certain shareholders of Michael Kors Holdings Limited (included as Exhibit 10.2 to the Company’s Registration Statement on Form F-1, as amended (File No. 333-178282), filed on December 2, 2011 and incorporated herein by reference).

4.3
Indenture, dated as of October 20, 2017, by and among Michael Kors (USA), Inc., Michael Kors Holdings Limited, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (included as Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-35368), filed on October 20, 2017 and incorporated herein by reference).

10.1
Third Amended and Restated Credit Agreement dated as of November 15, 2018 among Capri Holdings Limited (f/k/a Michael Kors Holdings Limited), Michael Kors (USA), Inc., the foreign subsidiary borrowers party thereto, the guarantors party thereto, the financial institutions party thereto as lenders and issuing banks and JPMorgan Chase Bank, N.A., as administrative agent (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35368), filed on November 16, 2018 and incorporated herein by reference).

10.2
Form of Indemnification Agreement between Michael Kors Holdings Limited and its directors and executive officers (included as Exhibit 10.5 to the Company’s Registration Statement on Form F-1, as amended (File No. 333-178282), filed on December 2, 2011 and incorporated herein by reference).

Exhibit No.	Document Description
10.3
Amended and Restated Michael Kors (USA), Inc. Stock Option Plan (included as Exhibit 10.4 to the Company’s Registration Statement on Form F-1, as amended (File No. 333-178282), filed on December 2, 2011 and incorporated herein by reference).

10.4
Amended No. 1 to the Amended and Restated Michael Kors (USA), Inc. Share Option Plan (included as Exhibit 4.9 to the Company’s Annual Report on Form 20-F for the fiscal year ended March 31, 2012, filed on June 12, 2012 and incorporated herein by reference).

10.5
Amended and Restated Omnibus Incentive Plan (included as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-35368), filed on June 16, 2015 and incorporated herein by reference).

10.6
Third Amended and Restated Employment Agreement, dated as of March 28, 2018, by and among Michael Kors (USA), Inc., Michael Kors Holdings Limited and Michael Kors (included as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed on May 30, 2018 and incorporated herein by reference).

10.7
Third Amended and Restated Employment Agreement, dated as of March 28, 2018, by and among Michael Kors (USA), Inc., Michael Kors Holdings Limited and John D. Idol (included as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed on May 30, 2018 and incorporated herein by reference).

10.8
Executive Bonus Program (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2013 filed on August 8, 2013 and incorporated herein by reference).

10.9
Employment Agreement, dated as of May 12, 2014, by and between Michael Kors (USA), Inc., and Cathy Marie Robison (included as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2014 filed on May 28, 2014 and incorporated herein by reference).

10.10
Employment Agreement, dated as of July 14, 2014, by and between Pascale Meyran and Michael Kors (USA), Inc. (included as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2015, filed on May 27, 2015 and incorporated herein by reference).

10.11
Form of Employee Non-Qualified Option Award Agreement (included as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2015, filed on May 27, 2015 and incorporated herein by reference).

10.12
Form of Employee Restricted Share Unit Award Agreement (included as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2015, filed on May 27, 2015 and incorporated herein by reference).

10.13
Form of Performance-Based Restricted Share Unit Award Agreement (included as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2015, filed on May 27, 2015 and incorporated herein by reference).

10.14
Form of Independent Director Restricted Share Unit Award Agreement (included as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2015, filed on May 27, 2015 and incorporated herein by reference).

10.15
Aircraft Time Sharing Agreement, dated November 24, 2014, by and between Michael Kors (USA), Inc. and John Idol (included as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2015, filed on May 27, 2015 and incorporated herein by reference).

10.16
Aircraft Time Sharing Agreement, dated December 12, 2014, by and between Michael Kors (USA), Inc. and Michael Kors (included as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2015, filed on May 27, 2015 and incorporated herein by reference).

10.17
Employment Agreement, dated as of April 17, 2017, by and among Michael Kors (USA), Inc., Michael Kors Holdings Limited and Thomas J. Edwards, Jr. (including as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2017, filed on May 31, 2017 and incorporated herein by reference).

21.1	List of subsidiaries of Capri Holdings Limited.
23.2	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	Interactive Data Files.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 29, 2019

CAPRI HOLDINGS LIMITED
By:	/s/ John D. Idol
Name:	John D. Idol
Title:	Chairman & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John D. Idol	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	May 29, 2019
John D. Idol
By:	/s/ Thomas J. Edwards, Jr.	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	May 29, 2019
Thomas J. Edwards Jr.
By:	/s/ M. William Benedetto	Director	May 29, 2019
M. William Benedetto
By:	/s/ Robin Freestone	Director	May 29, 2019
Robin Freestone
By:	/s/ Judy Gibbons	Director	May 29, 2019
Judy Gibbons
By:	/s/ Ann Korologos	Director	May 29, 2019
Ann Korologos
By:	/s/ Stephen F. Reitman	Director	May 29, 2019
Stephen F. Reitman
By:	/s/ Jane Thompson	Director	May 29, 2019
Jane Thompson
By:	/s/ Jean Tomlin	Director	May 29, 2019
Jean Tomlin

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Capri Holdings Limited
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Capri Holdings Limited and subsidiaries (“the Company”) as of March 30, 2019 and March 31, 2018, and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended March 30, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material aspects, the financial position of the Company at March 30, 2019 and March 31, 2018, and the results of its operations and its cash flow for each of the three years in the period ended March 30, 2019, in conformity with the U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 29, 2019 expressed an unqualified opinion thereon.
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
May 29, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Capri Holdings Limited
Opinion on Internal Control over Financial Reporting
We have audited Capri Holdings Limited and subsidiaries’ internal control over financial reporting as of March 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“the COSO criteria”). In our opinion, Capri Holdings Limited and subsidiaries (“the Company”) maintained, in all material respects, effective internal control over financial reporting as of March 30, 2019, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Gianni Versace S.r.l, which is included in the fiscal year 2019 consolidated financial statements of Capri Holdings Limited and subsidiaries and constituted 9% of total assets, as of March 30, 2019 and 3% of total revenue for the year then ended. Our audit of internal control over financial reporting of Capri Holdings Limited and subsidiaries’ also did not include an evaluation of the internal control over financial reporting of Gianni Versace S.r.l.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of March 30, 2019 and March 31, 2018, the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended March 30, 2019, and the related notes and our report dated May 29, 2019 expressed an unqualified opinion thereon.
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
/s/ ERNST & YOUNG LLP
New York, New York
May 29, 2019

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 30, 2019	March 31, 2018
Assets
Current assets
Cash and cash equivalents	$172	$163
Receivables, net	383	290
Inventories	953	661
Prepaid expenses and other current assets	221	148
Total current assets	1,729	1,262
Property and equipment, net	615	583
Intangible assets, net	2,293	1,236
Goodwill	1,659	848
Deferred tax assets	112	56
Other assets	242	74
Total assets	$6,650	$4,059
Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Current liabilities
Accounts payable	$371	$294
Accrued payroll and payroll related expenses	133	93
Accrued income taxes	34	78
Short-term debt	630	200
Accrued expenses and other current liabilities	374	295
Total current liabilities	1,542	960
Deferred rent	132	128
Deferred tax liabilities	438	186
Long-term debt	1,936	675
Other long-term liabilities	166	88
Total liabilities	4,214	2,037
Commitments and contingencies
Redeemable noncontrolling interest	4	—
Shareholders’ equity
Ordinary shares, no par value; 650,000,000 shares authorized; 216,050,939 shares issued and 150,932,306 outstanding at March 30, 2019; 210,991,091 shares issued and 149,698,407 outstanding at March 31, 2018	—	—
Treasury shares, at cost (65,118,633 shares at March 30, 2019 and 61,292,684 shares at March 31, 2018)	(3,223)	(3,016)
Additional paid-in capital	1,011	831
Accumulated other comprehensive (loss) income	(66)	51
Retained earnings	4,707	4,152
Total shareholders’ equity of Capri	2,429	2,018
Noncontrolling interest	3	4
Total shareholders’ equity	2,432	2,022
Total liabilities and shareholders’ equity	$6,650	$4,059
See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In millions, except share and per share data)

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	April 1, 2017
Total revenue	$5,238	$4,719	$4,494
Cost of goods sold	2,058	1,860	1,833
Gross profit	3,180	2,859	2,661
Selling, general and administrative expenses	2,075	1,767	1,541
Depreciation and amortization	225	208	220
Impairment of long-lived assets	21	33	199
Restructuring and other charges (1)	124	102	11
Total operating expenses	2,445	2,110	1,971
Income from operations	735	749	690
Other income, net	(4)	(2)	(6)
Interest expense, net	38	22	4
Foreign currency loss (gain)	80	(13)	3
Income before provision for income taxes	621	742	689
Provision for income taxes	79	150	137
Net income	542	592	552
Less: Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	(1)	—	(1)
Net income attributable to Capri	$543	$592	$553

Weighted average ordinary shares outstanding:
Basic	149,765,468	152,283,586	165,986,733
Diluted	151,614,350	155,102,885	168,123,813
Net income per ordinary share attributable to Capri:
Basic	$3.62	$3.89	$3.33
Diluted	$3.58	$3.82	$3.29

Statements of Comprehensive Income:
Net income	$542	$592	$552
Foreign currency translation adjustments	(134)	148	(9)
Net gain (loss) on derivatives	17	(16)	9
Comprehensive income	425	724	552
Less: Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	(1)	—	(1)
Comprehensive income attributable to Capri	$426	$724	$553

(1)
Restructuring and other charges includes store closure costs recorded in connection with the Michael Kors Retail Fleet Optimization Plan (as defined in Note 10) and other restructuring initiatives, and transaction and transition costs recorded in connection with the acquisitions of Gianni Versace S.r.l, Jimmy Choo Group Limited and Michael Kors (HK) Limited and Subsidiaries (see Note 4 and Note 10).

See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data which is in thousands)

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Equity of Capri	Non-controlling Interests	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at April 2, 2016	208,084	$—	$719	(31,642)	$(1,650)	$(81)	$3,007	$1,995	$4	$1,999
Net income (loss)	—	—	—	—	—	—	553	553	(1)	552
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—
Total comprehensive income (loss)	—	—	—	—	—	—	—	553	(1)	552
Vesting of restricted awards, net of forfeitures	454	—	—	—	—	—	—	—	—	—
Exercise of employee share options	794	—	8	—	—	—	—	8	—	8
Equity compensation expense	—	—	34	—	—	—	—	34	—	34
Tax benefits on exercise of share options	—	—	7	—	—	—	—	7	—	7
Purchase of treasury shares	—	—	—	(21,857)	(1,005)	—	—	(1,005)	—	(1,005)
Balance at April 1, 2017	209,332	$—	$768	(53,499)	$(2,655)	$(81)	$3,560	$1,592	$3	$1,595
Net income	—	—	—	—	—	—	592	592	—	592
Other comprehensive income	—	—	—	—	—	132	—	132	—	132
Total comprehensive income	—	—	—	—	—	—	—	724	—	724
Non-controlling interest of Jimmy Choo joint ventures	—	—	—	—	—	—	—	—	3	3
Partial repurchase of non-controlling interest	—	—	—	—	—	—	—	—	(1)	(1)
Vesting of restricted awards, net of forfeitures	542	—	—	—	—	—	—	—	—	—
Exercise of employee share options	1,117	—	14	—	—	—	—	14	—	14
Equity compensation expense	—	—	50	—	—	—	—	50	—	50
Purchase of treasury shares	—	—	—	(7,794)	(361)	—	—	(361)	—	(361)
Redemption of capital/dividends	—	—	—	—	—	—	—	—	(1)	(1)
Other	—	—	(1)	—	—	—	—	(1)	—	(1)
Balance at March 31, 2018, as previously reported	210,991	$—	$831	(61,293)	$(3,016)	$51	$4,152	$2,018	$4	$2,022
Adoption of accounting standards (See Note 2)	—	—	—	—	—	—	12	12	—	12
Balance as of April 1, 2018	210,991	—	831	(61,293)	(3,016)	51	4,164	2,030	4	2,034
Net income (loss)	—	—	—	—	—	—	543	543	(1)	542
Other comprehensive loss	—	—	—	—	—	(117)	—	(117)	—	(117)
Total comprehensive income (loss)	—	—	—	—	—	—	—	426	(1)	425
Issuance of ordinary shares	2,395	—	91	—	—	—	—	91	—	91
Vesting of restricted awards, net of forfeitures	818	—	—	—	—	—	—	—	—	—
Exercise of employee share options	1,847	—	29	—	—	—	—	29	—	29
Equity compensation expense	—	—	60	—	—	—	—	60	—	60
Purchase of treasury shares	—	—	—	(3,826)	(207)	—	—	(207)	—	(207)
Increase in noncontrolling interest	—	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	—	—
Balance at March 30, 2019	216,051	$—	$1,011	(65,119)	$(3,223)	$(66)	$4,707	$2,429	$3	$2,432
See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	April 1, 2017
Cash flows from operating activities
Net income	$542	$592	$552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	225	208	220
Equity compensation expense	60	50	34
Impairment of long-lived assets	21	33	199
Losses on store lease exits	18	29	—
Deferred income taxes	(71)	9	(60)
Amortization of deferred financing costs	4	4	1
Tax benefits on exercise of share options	(24)	(7)	(7)
Foreign currency losses (gains)	80	(13)	3
Other non-cash charges	4	—	12
Change in assets and liabilities:
Receivables, net	(23)	19	60
Inventories	(125)	46	21
Prepaid expenses and other current assets	(31)	49	(1)
Accounts payable	(48)	(21)	37
Accrued expenses and other current liabilities	20	56	(54)
Other long-term assets and liabilities	42	8	18
Net cash provided by operating activities	694	1,062	1,035
Cash flows from investing activities
Capital expenditures	(181)	(120)	(165)
Purchase of intangible assets	(3)	(3)	(5)
Cash paid for business acquisitions, net of cash acquired	(1,875)	(1,415)	(481)
Realized (loss) gain on hedge related to acquisitions	(77)	5	—
Settlement of a net investment hedge	11	—	—
Net cash used in investing activities	(2,125)	(1,533)	(651)
Cash flows from financing activities
Debt borrowings	4,204	2,520	1,240
Debt repayments	(2,560)	(1,784)	(1,093)
Debt issuance costs	(15)	—	—
Repurchase of treasury shares	(207)	(361)	(1,005)
Exercise of employee share options	29	14	8
Net cash provided by (used in) financing activities	1,451	389	(850)
Effect of exchange rate changes on cash and cash equivalents	(11)	15	(6)
Net increase (decrease) in cash and cash equivalents	9	(67)	(472)
Beginning of period	163	230	702
End of period (including restricted cash of $2 million at April 1, 2017)	$172	$163	$230
Supplemental disclosures of cash flow information
Cash paid for interest	$45	$11	$4
Cash paid for income taxes	$172	$104	$171
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$25	$26	$23
See accompanying notes to consolidated financial statements.

MICHAEL KORS HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Basis of Presentation
The Company was incorporated in the British Virgin Islands (“BVI”) on December 13, 2002 as Michael Kors Holdings Limited and changed its name to Capri Holdings Limited (“Capri,” and together with its subsidiaries, the “Company”) on December 31, 2018. The Company is a holding company that owns brands that are leading designers, marketers, distributors and retailers of branded women’s and men’s accessories, apparel and footwear bearing the Versace, Jimmy Choo and Michael Kors tradenames and related trademarks and logos. Prior to the fourth quarter of Fiscal 2019, the Company organized its business into four reportable segments: MK Retail, MK Wholesale, MK Licensing and Jimmy Choo. As a result of the acquisition of Versace, effective beginning in the fourth quarter of Fiscal 2019, the Company realigned its reportable segments according to the new structure of its business. As a result, the Company now operates in three reportable segments: Versace, Jimmy Choo and Michael Kors. See Note 20 for additional information.
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned or controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company’s audited consolidated financial statements include the following operations for the periods from the respective acquisition/consolidation date through March 30, 2019:

•	Gianni Versace S.r.l. (“Versace”), acquired on December 31, 2018;

•	Jimmy Choo Group Limited (“Jimmy Choo”), acquired on November 1, 2017;

•
the previously licensed business in the Greater China region, Michael Kors (HK) Limited and Subsidiaries (“MKHKL”) with operations in China, Hong Kong, Macau and Taiwan, which was acquired on May 31, 2016;

See Note 4 for additional information related to the above acquisitions.
The Company utilizes a 52 to 53 week fiscal year ending on the Saturday closest to March 31. As such, the fiscal years ending on March 30, 2019, March 31, 2018, and April 1, 2017 (“Fiscal 2019”, “Fiscal 2018” and “Fiscal 2017”, respectively) contain 52 weeks.
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
Reclassifications
Certain reclassifications have been made to the prior periods’ financial information in order to conform to the current period’s presentation, including the realignment of the Company’s segment reporting structure, as further described in Note 20.
Seasonality
The Company experiences certain effects of seasonality with respect to its business. The Company generally experiences greater sales during its third fiscal quarter, primarily driven by holiday season sales, and the lowest sales during its first fiscal quarter.

Revenue Recognition
The Company accounts for contracts with its customers when there is approval and commitment from both parties, the rights of the parties and payment terms have been identified, the contract has commercial substance and collectability of consideration is probable. Revenue is recognized when control of the promised goods or services is transferred to the Company's customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services. The Company recognizes retail store revenues when control of the product is transferred at the point of sale at Company owned stores, including concessions, net of estimated returns. Revenue from sales through the Company’s e-commerce sites is recognized at the time of delivery to the customer, reduced by an estimate of returns. Wholesale revenue is recognized net of estimates for sales returns, discounts, markdowns and allowances, after merchandise is shipped and control of the underlying product is transferred to the Company’s wholesale customers. To arrive at net sales for retail, gross sales are reduced by actual customer returns as well as by a provision for estimated future customer returns, which is based on management’s review of historical and current customer returns. Sales taxes collected from retail customers are presented on a net basis and, as such, are excluded from revenue. To arrive at net sales for wholesale, gross sales are reduced by provisions for estimated future returns, based on current expectations, as well as trade discounts, markdowns, allowances, operational chargebacks, and certain cooperative selling expenses. These estimates are based on such factors as historical trends, actual and forecasted performance, and current market conditions, which are reviewed by management on a quarterly basis.
The following table details the activity and balances of the Company’s sales reserves for the fiscal years ended March 30, 2019, March 31, 2018, and April 1, 2017 (in millions):

	Balance Beginning of Year	Amounts Charged to Revenue	Write-offs Against Reserves	Balance at Year End
Retail
Return Reserves:
Fiscal year ended March 30, 2019	$12	$226	$(223)	$15
Fiscal year ended March 31, 2018	7	161	(156)	12
Fiscal year ended April 1, 2017	5	102	(100)	7

	Balance Beginning of Year	Amounts Charged to Revenue	Write-offs Against Reserves	Balance at Year End
Wholesale
Total Sales Reserves:
Fiscal year ended March 30, 2019	$109	$262	$(259)	$112
Fiscal year ended March 31, 2018	97	258	(246)	109
Fiscal year ended April 1, 2017	111	271	(285)	97
Royalty revenue generated from product licenses, which includes contributions for advertising, is based on reported sales of licensed products bearing the Company’s trademarks at rates specified in the license agreements. These agreements are also subject to contractual minimum levels. Royalty revenue generated by geographic licensing agreements is recognized as it is earned under the licensing agreements based on reported sales of licensees applicable to specified periods, as outlined in the agreements. These agreements allow for the use of the Company’s tradenames to sell its branded products in specific geographic regions.
Loyalty Program
The Company has a Michael Kors customer loyalty program, which allows customers to earn points on qualifying purchases toward monetary and non-monetary rewards that may be redeemed for purchases at the Company’s retail stores and e-commerce site. The Company allocates a portion of the initial sales transaction based on the estimated relative fair value of the benefits using statistical formulas based on projected timing of future redemptions and historical activity. These amounts include estimated “breakage” for points that are not expected to be redeemed. The contract liability, net of an estimated “breakage,” is recorded as a reduction to revenue in the consolidated statements of income and comprehensive income and within accrued expenses and other current liabilities in the Company’s consolidated balance sheets. See Note 3 for additional information.
Advertising and Marketing Costs
Advertising and marketing costs are expensed over the period of benefit and are recorded in general and administrative expenses. Advertising and marketing expense was $158 million, $167 million and $119 million in Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively.

Cooperative advertising expense, which represents the Company’s participation in advertising expenses of its wholesale customers, is reflected as a reduction of net sales. Expenses related to cooperative advertising for Fiscal 2019, Fiscal 2018 and Fiscal 2017, were $8 million, $6 million and $5 million, respectively.
Shipping and Handling
Freight-in expenses are recorded as part of cost of goods sold, along with product costs and other costs to acquire inventory. The costs of preparing products for sale, including warehousing expenses, are included in selling, general and administrative expenses. Selling, general and administrative expenses also include the costs of shipping products to the Company’s e-commerce customers. Shipping and handling costs included within selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income were $132 million, $129 million and $126 million for Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively. Shipping and handling costs charged to customers are included in total revenue.
Cash and Cash Equivalents
All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Included in the Company’s cash and cash equivalents as of March 30, 2019 and March 31, 2018 are credit card receivables of $24 million and $21 million, respectively, which generally settle within two to three business days.
Inventories
Inventories mainly consist of finished goods with the exception of raw materials inventory of $25 million and $1 million, respectively, recorded on the Company’s consolidated balance sheets as of March 30, 2019 and March 31, 2018. Inventories are stated at the lower of cost or net realizable value. Cost is determined using the weighted-average cost method. Costs include amounts paid to independent manufacturers, plus duties and freight to bring the goods to the Company’s warehouses, which are located in the United States, Canada, the Netherlands, Switzerland, Italy, United Kingdom, the United Arab Emirates, China, Japan, Hong Kong and South Korea, as well as shipments to stores. The Company continuously evaluates the composition of its inventory and makes adjustments when the cost of inventory is not expected to be fully recoverable. The net realizable value of the Company’s inventory is estimated based on historical experience, current and forecasted demand, and market conditions. In addition, reserves for inventory losses are estimated based on historical experience and physical inventory counts. The Company’s inventory reserves are estimates, which could vary significantly from actual results if future economic conditions, customer demand or competition differ from expectations. Our historical estimates of these adjustments have not differed materially from actual results.
Store Pre-opening Costs
Costs associated with the opening of new retail stores and start up activities, are expensed as incurred.
Property and Equipment
Property and equipment is stated at cost less accumulated depreciation and amortization (carrying value). Depreciation is recorded on a straight-line basis over the expected remaining useful lives of the related assets. Equipment, furniture and fixtures, are depreciated over five to seven years, computer hardware and software are depreciated over three to five years. The Company’s share of the cost of constructing in-store shop displays within its wholesale customers’ floor-space (“shop-in-shops”), which is paid directly to third-party suppliers, is capitalized as property and equipment and is generally amortized over a useful life of three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated remaining useful lives of the related assets or the remaining lease term, including highly probable renewal periods. The Company includes all depreciation and amortization expense as a component of total operating expenses, as the underlying long-lived assets are not directly or indirectly related to bringing the Company’s products to their existing location and condition. Maintenance and repairs are charged to expense in the year incurred.
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

Definite-Lived Intangible Assets
The Company’s definite-lived intangible assets consist of trademarks, lease rights and customer relationships and are stated at cost less accumulated amortization. The Company’s customer relationships are amortized over five to eighteen years, and lease rights are amortized over the terms of the related lease agreements, including highly probable renewal periods, on a straight-line basis. Reacquired rights recorded in connection with the acquisition of MKHKL are amortized through March 31, 2041, the original expiration date of the Michael Kors license agreement in the Greater China region. The trademark for the Michael Kors brand is amortized over twenty years.
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
Goodwill and Other Indefinite-lived Intangible Assets
The Company records intangible assets based on their fair value on the date of acquisition. Goodwill is recorded for the difference between the fair value of the purchase consideration over the fair value of the net identifiable tangible and intangible assets acquired. The brand intangible asset recorded in connection with the acquisitions of Versace and Jimmy Choo were determined to be indefinite-lived intangible assets, which are not subject to amortization. The Company performs an impairment assessment of goodwill, as well as the Versace and Jimmy Choo brand intangible assets on an annual basis, or whenever impairment indicators exist. In the absence of any impairment indicators, goodwill, the Versace brand and the Jimmy Choo brand are assessed for impairment during the fourth quarter of each fiscal year. Judgments regarding the existence of impairment indicators are based on market conditions and operational performance of the business.
The Company may assess its goodwill and its brand indefinite-lived intangible assets for impairment initially using a qualitative approach to determine whether it is more likely than not that the fair value of these assets is greater than their carrying value. When performing a qualitative test, the Company assesses various factors including industry and market conditions, macroeconomic conditions and performance of the Company’s businesses. If the results of the qualitative assessment indicate that it is more likely than not that the Company’s goodwill and other indefinite-lived intangible assets are impaired, a quantitative impairment analysis would be performed to determine if impairment is required. The Company may also elect to perform a quantitative analysis of goodwill and its indefinite-lived intangible assets initially rather than using a qualitative approach.
The impairment testing for goodwill is performed at the reporting unit level. The valuation methods used in the quantitative fair value assessment, discounted cash flow and market multiples method, require the Company’s management to make certain assumptions and estimates regarding certain industry trends and future profitability of the Company’s reporting units. If the fair value of a reporting unit exceeds the related carrying value, the reporting unit’s goodwill is considered not to be impaired and no further testing is performed. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recorded for the difference. The valuation of goodwill is affected by, among other things, the Company’s business plan for the future and estimated results of future operations. Future events could cause the Company to conclude that impairment indicators exist, and, therefore, that goodwill may be impaired.
When performing a quantitative impairment assessment of the Company’s brand indefinite-lived intangible assets, the fair value of the Versace and the Jimmy Choo brands is estimated using a discounted cash flow analysis based on the "relief from royalty" method, assuming that a third party would be willing to pay a royalty in lieu of ownership for this intangible asset. This approach is dependent on many factors, including estimates of future growth, royalty rates, and discount rates. Actual future results may differ from these estimates. Impairment loss is recognized when the estimated fair value of the indefinite-lived brand intangible assets is less than its carrying amount.
There were no impairment charges related to goodwill and other indefinite-lived intangible assets in any of the fiscal periods presented. See Note 13 for information relating to the Company’s annual impairment analysis performed during the fourth quarter of Fiscal 2019.

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
Share-based Compensation
The Company grants share-based awards to certain employees and directors of the Company. The grant date fair value of share options is calculated using the Black-Scholes option pricing model. Beginning in Fiscal 2018, the Company began using its own historical experience in determining the expected holding period and volatility of its time-based share option awards. In prior periods, the Company used the simplified method for determining the expected life of its options and average volatility rates of similar actively traded companies over the estimated holding period, due to insufficient historical option exercise experience as a public company. The risk-free interest rate is derived from the zero-coupon United States (“U.S.”) Treasury Strips yield curve based on the grant’s estimated holding period. Determining the grant date fair value of share-based awards requires considerable judgment, including estimating expected volatility, expected term and risk-free rate. If factors change and the Company employs different assumptions, the fair value of future awards and the resulting share-based compensation expense may differ significantly from what the Company has estimated in the past.
The closing market price of the Company’s shares on the date of grant is used to determine the grant date fair value of restricted shares, time-based restricted shares units (“RSU”s) and performance-based RSUs. These fair values are recognized as expense over the requisite service period, net of estimated forfeitures, based on expected attainment of pre-established performance goals for performance grants, or the passage of time for those grants which have only time-based vesting requirements.
Foreign Currency Translation and Transactions
The financial statements of the majority of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. The Company’s functional currency is the United States Dollar (“USD”) for Capri and its United States based subsidiaries. Assets and liabilities are translated using period-end exchange rates, while revenues and expenses are translated using average exchange rates over the reporting period. The resulting translation adjustments are recorded separately in shareholders’ equity as a component of accumulated other comprehensive income (loss). Foreign currency income and losses resulting from the re-measuring of transactions denominated in a currency other than the functional currency of a particular entity are included in foreign currency (gain) loss on the Company’s consolidated statements of operations and comprehensive income.
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
In connection with the September 24, 2018 definitive agreement to acquire all of the outstanding shares of Versace, the Company entered into forward foreign currency exchange contracts with notional amounts totaling €1.680 billion (approximately $2.001 billion) to mitigate its foreign currency exchange risk through the expected closing date of the acquisition, which were settled on December 21, 2018. Likewise, in connection with the July 25, 2017 cash offer to acquire Jimmy Choo, the Company entered into a forward foreign currency exchange contract with a notional amount of £1.115 billion (approximately $1.469 billion) to mitigate its foreign currency exchange risk through the expected closing date of the acquisition, which was settled on October 30, 2017. These derivative contracts were not designated as accounting hedges. Therefore, changes in fair value are recorded to foreign currency (gain) loss in the Company’s consolidated statements of operations and comprehensive income. The Company’s accounting policy is to classify cash flows from derivative instruments in the same category as the cash flows from the items being hedged. Accordingly, the Company classified $77 million of realized losses and $5 million of realized gains, respectively, relating to these derivative instruments within cash flows from investing activities during Fiscal 2019 and Fiscal 2018.
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
Net Investment Hedges
The Company also uses fixed-to-fixed cross currency swap agreements to hedge its net investments in foreign operations against future volatility in the exchange rates between its U.S. Dollars and these foreign currencies. The Company has elected the spot method of designating these contracts under ASU 2017-12, as defined below, and has designated these contracts as net investment hedges. The net gain or loss on net investment hedged is reported within foreign currency translation gains and losses (“CTA”), as a component of accumulated other comprehensive income (loss) on the Company’s consolidated balance sheets. Interest accruals and coupon payments are recognized directly in interest expense in the Company’s statement of operations and comprehensive income. Upon discontinuation of a hedge, all previously recognized amounts remain in CTA until the hedged net investment is sold, diluted, or liquidated.
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
Debt Issuance Costs and Unamortized Discounts
The Company defers debt issuance costs directly associated with acquiring third party financing. These debt issuance costs and any discounts on issued debt are amortized on a straight-line basis, which approximates the effective interest method, as interest expense over the term of the related indebtedness. Deferred financing fees associated with the Company’s revolving credit facilities are recorded within prepaid expenses and other current assets. Deferred financing fees and unamortized discounts associated with the Company’s other borrowings are recorded as an offset to long-term debt in the Company’s consolidated balance sheets. See Note 11 for additional information.
Net Income per Share
The Company’s basic net income per ordinary share is calculated by dividing net income by the weighted average number of ordinary shares outstanding during the period. Diluted net income per ordinary share reflects the potential dilution that would occur if share option grants or any other potentially dilutive instruments, including RSUs, were exercised or converted into ordinary shares. These potentially dilutive securities are included in diluted shares to the extent they are dilutive under the treasury stock method for the applicable periods. Performance-based RSUs are included in diluted shares if the related performance conditions are considered satisfied as of the end of the reporting period and to the extent they are dilutive under the treasury stock method.
The components of the calculation of basic net income per ordinary share and diluted net income per ordinary share are as follows (in millions, except share and per share data):

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	April 1, 2017
Numerator:
Net income attributable to Capri	$543	$592	$553
Denominator:
Basic weighted average shares	149,765,468	152,283,586	165,986,733
Weighted average dilutive share equivalents:
Share options and restricted shares/units, and performance restricted share units	1,848,882	2,819,299	2,137,080
Diluted weighted average shares	151,614,350	155,102,885	168,123,813
Basic net income per share (1)	$3.62	$3.89	$3.33
Diluted net income per share (1)	$3.58	$3.82	$3.29
________________________________

(1)	Basic and diluted net income per share are calculated using unrounded numbers.
Share equivalents for 1,409,415 shares, 1,662,889 shares and 2,034,658 shares, for Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively, have been excluded from the above calculation due to their anti-dilutive effect.

Noncontrolling Interest and Redeemable Noncontrolling Interest
The Company has an ownership interest in the Michael Kors Latin American joint venture, MK (Panama) Holdings, S.A. and subsidiaries of 75%, an ownership interest in the Jimmy Choo EMEA Joint Ventures, JC Industry S.r.L of 33% and JC Gulf Trading LLC of 49%, as well as a 50% ownership interest in J. Choo Russia J.V. Limited, and 70% ownership interest in Versace Singapore Pte. Ltd. and 70% ownership interest in Versace Korea Co. Ltd. As such, noncontrolling interest includes the portion of the equity ownership, which is not attributable to the Company.
In addition, the Company owns a 70% interest in Versace Australia PTY Limited (“Versace Australia”) and consolidates Versace Australia in its consolidated financial statements.
The shareholders agreement governing Versace Australia (the “Shareholders Agreement”) contains a put option under which the Company may be required to purchase its partner’s interest in the the joint venture, as well as call options requiring the partner to sell its interest to the Company, based on the EBITDA multiple defined in the related agreement. The contractual formula value of the redeemable non-controlling interest (“RNCI”) as of March 30, 2019 was $4 million. The carrying amount of the RNCI is adjusted to the redemption amount at the end of each reporting period, after attribution of net income or loss of the RNCI and is recognized in earnings, since it is probable that the RNCI will become redeemable in the future based on the passage of time.
Recently Adopted Accounting Pronouncements
Hedge Accounting
On August 28, 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The new standard is intended to improve and simplify rules relating to hedge accounting, including the elimination of periodic hedge ineffectiveness, recognition and presentation of components excluded from hedge effectiveness assessment, the ability to elect to perform subsequent effectiveness assessments qualitatively, and other provisions designed to provide more transparency around the economics of a company’s hedging strategy. ASU 2017-12 is effective for the Company in Fiscal 2020, with early adoption permitted. The Company adopted ASU 2017-12 during the three months ended June 30, 2018, which resulted in an immaterial net increase to opening retained earnings as of April 1, 2018, due to the elimination of ineffectiveness for cash flow hedges in effect as of the date of adoption. The Company has applied the spot method of designating its net investment hedges, which were executed during Fiscal 2019.
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

On April 1, 2018, the Company adopted ASC 606 using the modified retrospective method and recognized the $7 million (net of a tax of $2 million) cumulative effect of adoption as an adjustment to the opening balance of retained earnings. The below table details the components of the cumulative adjustment recorded on April 1, 2018 (in millions):

	March 31, 2018 As Reported under ASC 605	ASC 606 Adjustments		April 1, 2018 As Reported Under ASC 606
Receivables, net	$290	$4	(1)	$294
Accrued expenses and other current liabilities	296	(5)	(2)	291
Deferred tax liabilities	186	2	(3)	188
Retained earnings	4,152	7		4,159

(1)
Includes a $4 million adjustment related to product licensing revenue, which was previously recorded on a one-month lag and an immaterial amount of guaranteed advertising minimums recognized by product licensees on a straight-line basis over the contract year.

(2)	Relates to recognition of breakage revenue associated with gift card liabilities not subject to escheatment.

(3)	Relates to income tax effect of the above adjustments.
In addition, while the Company has previously recorded the right of return asset and liability on a gross basis, in connection with its adoption of ASC 606, it has reclassified the return liability of $15 million from receivables, net to accrued expenses and other current liabilities in its consolidated balance sheet as of March 30, 2019. Otherwise, the adoption of this standard did not have a material impact on the Company's consolidated financial statements for Fiscal 2019, or any individual line items therein.
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
Income Taxes
In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory”, which requires recognition of income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The Company adopted ASU 2016-16 in the beginning of Fiscal 2019, as required, using the modified retrospective method. On April 1, 2018, the Company recorded the $5 million cumulative effect of adoption as an adjustment to the opening balance of retained earnings.
Recently Issued Accounting Pronouncements
The Company has considered all new accounting pronouncements and, other than the recent pronouncements discussed below, have concluded that there are no new pronouncements that may have a material impact on the Company’s results of operations, financial condition or cash flows based on current information.
Lease Accounting
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize a lease liability and a right-to-use asset on the balance sheet for all leases, except certain short-term leases. ASU 2016-02 is effective beginning with the Company’s Fiscal 2020, with early adoption permitted. The Company plans to apply the package of three practical expedients, allowing it to carry forward its previous lease classification and embedded lease evaluations and not to reassess initial direct costs as of the date of adoption, as well as the practical expedient allowing it to combine lease and non-lease components. The Company also plans on adopting the practical expedient from ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” allowing it to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without restating the comparative prior year periods. The Company's existing lease obligations, which relate to stores, corporate locations, warehouses, and equipment, will be subject to the new standard and will result in recording a lease liability and right-

of-use asset for operating leases on the Company's consolidated balance sheet. While the implementation of ASU 2016-02 for the Company's Michael Kors and Jimmy Choo brands is substantially complete, due to the recent acquisition of Versace on December 31, 2018, the Company is still in the process of finalizing its analysis of Versace's lease portfolio. As such, the Company is currently unable to provide the estimated impact of ASU 2016-02 on its consolidated financial statements.
The FASB has issued several additional ASUs to provide implementation guidance relating to ASU 2016-02, including ASU 2018-01, “Land Easement Practical Expedient for Transition to Topic 842” in January 2018, ASU 2018-10, “Codification Improvements to Topic 842, Leases” and ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” both issued in July 2018, ASU 2018-20, “Leases (Topic 842) - Narrow-Scope Improvements for Lessors” issued in December 2018, and ASU 2019-01, “Leases (Topic 842): Codification Improvements” issued in March 2019. The Company will consider this guidance in evaluating the impact of ASU 2016-02.
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
3. Revenue Recognition
The Company accounts for contracts with its customers when there is approval and commitment from both parties, the rights of the parties and payment terms have been identified, the contract has commercial substance and collectability of consideration is probable. Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services.
The Company sells its products through three primary channels of distribution: retail, wholesale and licensing. Within the retail and wholesale channels, substantially all of the Company’s revenues consist of sales of products that represent a single performance obligation, where control transfers at a point in time to the customer. For licensing arrangements, royalty and advertising revenue is recognized over time based on access provided to the Company’s brands.
The Company has chosen to apply the practical expedient allowing it not to disclose the amount of the transaction price allocated to the remaining performance obligations that have an expected duration of 12 months or less.
Retail
The Company generates sales through directly operated stores and e-commerce throughout the Americas (U.S., Canada and Latin America, excluding Brazil), EMEA (Europe, Middle East, and Africa) and certain parts of Asia. Retail revenue is recognized when control of the product is transferred at the point of sale at Company owned stores, including concessions. For e-commerce transactions, control is transferred when products are delivered to the customer, net of estimated returns. To arrive at net sales for retail, gross sales are reduced by actual customer returns, as well as by a provision for estimated future customer returns.
Sales taxes collected from retail customers are presented on a net basis and, as such, are excluded from revenue. Shipping and handling costs that are billed to customers are included in net sales, with the related costs recorded in cost of goods sold. Shipping and handling costs that are not billed to customers are accounted for as fulfillment costs.
Gift Cards. The Company sells gift cards that can be redeemed for merchandise, resulting in a contract liability recorded upon issuance. Revenue is recognized when the gift card is redeemed or upon “breakage” for the estimated portion of gift cards that are not expected to be redeemed. “Breakage” revenue is calculated under the proportional redemption methodology, which considers the historical patterns of redemption in jurisdictions where the Company is not required to remit the value of the unredeemed gift cards as unclaimed property. The Company anticipates that substantially all of its outstanding gift cards will be redeemed within the next 12 months. The contract liability related to gift cards, net of estimated “breakage,” was $13 million as of March 30, 2019, and is included in accrued expenses and other current liabilities in the Company’s consolidated balance sheet.

Loyalty Program. The Company offers a loyalty program, which allows its Michael Kors customers to earn points on qualifying purchases toward monetary and non-monetary rewards, which may be redeemed for purchases at Michael Kors retail stores and e-commerce sites. The Company defers a portion of the initial sales transaction based on the estimated relative fair value of the benefits based on projected timing of future redemptions and historical activity. These amounts include estimated “breakage” for points that are not expected to be redeemed. The contract liability, net of an estimated “breakage,” of $3 million as of March 30, 2019 is recorded as a reduction to revenue in the consolidated statements of income and comprehensive income and within accrued expenses and other current liabilities in the Company’s consolidated balance sheet and is expected to be recognized within the next 12 months.
Wholesale
The Company’s products are sold primarily to major department stores, specialty stores and travel retail shops throughout the Americas, EMEA and Asia. The Company also has arrangements where its products are sold to geographic licensees in certain parts of EMEA, Asia, and South America. Wholesale revenue is recognized net of estimates for sales returns, discounts, markdowns and allowances, after merchandise is shipped and control of the underlying product is transferred to the Company’s wholesale customers. To arrive at net sales for wholesale, gross sales are reduced by provisions for estimated future returns, as well as trade discounts, markdowns, allowances, operational chargebacks, and certain cooperative selling expenses. These estimates are developed based on the most likely amount using historical trends, actual and forecasted performance and market conditions, and are reviewed by management on a quarterly basis. Unfulfilled, noncancelable purchase orders for products from wholesale customers (including the Company’s geographic licensees) are expected to be fulfilled within the next 12 months.
Licensing
The Company provides its third-party licensees with the right to access its Versace, Jimmy Choo and Michael Kors trademarks under product and geographic licensing arrangements. Under product licensing arrangements, the Company allows third parties to manufacture and sell luxury goods, including watches and jewelry, fragrances, sunglasses and eyewear, using the Company’s trademarks. Under geographic licensing arrangements, third party licensees receive the right to distribute and sell products bearing the Company’s trademarks in retail and/or wholesale channels within certain geographical areas, including Brazil, the Middle East, Eastern Europe, South Africa, certain parts of Asia and Australia.
The Company recognizes royalty revenue and advertising contributions based on the percentage of sales made by the licensees. Advertising contributions are received to support the Company’s branded advertising and marketing campaigns and are viewed as part of a single performance obligation with the right to access the Company’s trademarks. Royalty revenue generated from licenses, which includes contributions for advertising, may be subject to contractual minimum levels, as defined in the contract. Such minimums are generally fixed annually, based on the previous year’s sales. Licensing revenue is based on reported current period sales of licensed products at rates that are specified in the license agreements for contracts that are expected to exceed the related guaranteed minimums. If the Company expects the minimum guaranteed amounts to exceed amounts calculated based on actual sales, the guaranteed minimums are recognized ratably over the contractual year to which they relate. Generally the Company’s guaranteed minimum royalty amounts due from licensees relate to contractual periods that do not exceed 12 months, however, some of our guaranteed minimums for Versace are multi-year based. As of March 30, 2019, contractually guaranteed minimum fees from our license agreements expected to be recognized as revenue during future periods were as follows (in millions):

Contractually Guaranteed Minimum Fees

Fiscal 2020	$28
Fiscal 2021	28
Fiscal 2022	27
Fiscal 2023	21
Fiscal 2024	10
Fiscal 2025 and thereafter	36
Total	$150

Sales Returns
For the sale of goods with a right of return, the Company recognizes revenue for the consideration to which it expects to be entitled and a refund liability for the amount it expects to refund to its customers within accrued expenses and other current liabilities. The refund liability is determined based on the most likely amount and is based on management’s review of historical and current customer returns for its retail and wholesale customers, estimated future returns, adjusted for non-resalable products. The Company also considers its product strategies, as well as the financial condition of its customers, store closings by wholesale customers, changes in the retail environment and other macroeconomic factors. The Company recognizes an asset with a corresponding adjustment to cost of sales for the right to recover the products from its retail and wholesale customers, net of any costs to resell. The refund liability recorded as of March 30, 2019 was $35 million and the related asset for the right to recover returned product as of March 30, 2019 was $12 million.
Contract Balances
The Company’s contract liabilities are recorded within accrued expenses and other current liabilities and other long-term liabilities in its consolidated balance sheets depending on the short or long-term nature of the payments to be recognized. The Company’s contract liabilities primarily consist of gift card liabilities, loyalty program liabilities and advanced payments from product licensees. Total contract liabilities were $31 million and $23 million as of March 30, 2019 and March 31, 2018, respectively. In connection with the acquisition of Versace, the Company’s contract liabilities increased $9 million as of March 30, 2019. Contract liabilities decreased $5 million as a result of the adoption of ASC 606 on April 1, 2018, due to recognition of gift card breakage revenue (see Note 2). During Fiscal 2019, the Company recognized $16 million in revenue, which related to contract liabilities that existed at March 31, 2018. There were no contract assets recorded as of March 30, 2019 and April 1, 2018.
There were no changes in historical variable consideration estimates that were materially different from actual results.
Disaggregation of Revenue
The following table presents the Company’s segment revenues disaggregated by geographic location (in millions):

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	April 1, 2017

Versace revenue - the Americas	$22	$—	$—
Versace revenue - EMEA	66	—	—
Versace revenue - Asia	49	—	—
Total Versace	137	—	—
Jimmy Choo revenue - the Americas	96	37	—
Jimmy Choo revenue - EMEA	321	123	—
Jimmy Choo revenue - Asia	173	63	—
Total Jimmy Choo	590	223	—
Michael Kors revenue - the Americas	3,064	2,996	3,141
Michael Kors revenue - EMEA	892	970	944
Michael Kors revenue - Asia	555	530	409
Total Michael Kors	4,511	4,496	4,494

Total revenue - the Americas	3,182	3,033	3,141
Total revenue - EMEA	1,279	1,093	944
Total revenue - Asia	777	593	409
Total revenue	$5,238	$4,719	$4,494

4. Acquisitions
Fiscal 2019 Acquisition
Acquisition of Versace
On December 31, 2018, the Company completed the acquisition of Versace for a total enterprise value of approximately €1.753 billion (or approximately $2.005 billion), giving effect to an investment made by the Versace family at acquisition of 2.4 million shares. The acquisition was funded through a combination of borrowings under the Company’s 2018 Term Loan Facility, drawings under the Company’s Revolving Credit Facility and cash on hand (see Note 11 for additional information).
The following table summarizes the aggregate purchase price consideration paid to acquire Versace in cash (in millions):

December 31, 2018
Cash consideration paid to Versace shareholders (1)	$1,914
Capri share consideration (2)	91
Total purchase price	$2,005

(1)	The cash consideration includes €90 million (or $103 million) of cash paid on behalf of the shareholder for pre-existing debt as of the Closing Date.

(2)
The Versace family elected to receive 2,395,170 of the Company’s ordinary shares in exchange for a portion of the cash consideration. The closing price of the Company's shares as of December 31, 2018 of $37.92 was used to compute the fair value of the share consideration as of the acquisition date.

The Company believes that this combination will further strengthen its future growth opportunities while also increasing both product and geographic diversification and will allow it to grow its international presence through the formation of a global fashion luxury group, bringing together industry-leading luxury fashion brands. The Company accounted for this acquisition as a business combination under the acquisition method of accounting. The Company estimated the preliminary fair value of acquired assets and liabilities as of the date of acquisition based on the currently available information. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period. The following table summarizes the preliminary purchase price allocation of fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions):

December 31, 2018
Cash and cash equivalents	$41
Accounts receivable	82
Inventory (1)	197
Other current assets	39
Current assets	359
Property and equipment (2)	89
Goodwill (3)	878
Brand (4)	948
Customer relationships (5)	203
Favorable lease (6)	16
Deferred tax assets (7)	24
Other assets (7)	135
Total assets acquired	$2,652

Accounts payable	$144
Short term debt	57
Other current liabilities	99
Current liabilities	300
Deferred tax liabilities	289
Other liabilities (6) (7)	54
Total liabilities assumed	$643

Less: Noncontrolling interest in joint ventures	$4

Fair value of net assets acquired	$2,005

Fair value of acquisition consideration	$2,005

(1)	Includes an inventory step-up adjustment of $19 million, which will be recognized as an adjustment to the Company’s cost of goods sold in its statement of operations within twelve months.

(2)	Includes a $11 million adjustment to reduce the fair value of Versace’s leasehold improvements, which will be recognized over the remaining lease term.

(3)	Represents the difference between the purchase price over the net identifiable tangible and intangible assets acquired allocated to goodwill, which is not deductible for tax purposes.

(4)
Represents the fair value of Versace’s brand, which is an indefinite-lived intangible asset due to being essential to the Company’s ability to operate the Versace business for the foreseeable future. The Versace brand was valued using the relief-from-royalty method of the income valuation approach.

(5)
Represents customer relationships associated with Versace product licensees, wholesale customers and geographic licensees, which are being amortized over 12 years, 10 years and 9 years, respectively. These useful lives were estimated based on the time to recover the related future discounted cash flows. These intangible assets were valued using multi-period excess-earnings valuation method.

(6)	Includes favorable leases and unfavorable leases of $16 million and $7 million, respectively, which will be amortized over the remaining lease terms.

(7)
Represents adjustments to reduce deferred tax assets by $39 million and increase uncertain tax positions by $33 million, with an offsetting increase to other assets of $72 million relating to an indemnification.

Versace’s results of operations have been included in our consolidated financial statements beginning on December 31, 2018. Versace contributed total revenue of $137 million and net loss of $12 million, after amortization of non-cash purchase accounting adjustments and transition and transaction costs, from the date of acquisition on December 31, 2018 through February 28, 2019 (reflecting a one-month reporting lag).

The following table summarizes the unaudited pro-forma consolidated results of operations for the fiscal years ended March 30, 2019 and March 31, 2018 as if the acquisition had occurred on April 2, 2017, the beginning of Fiscal 2018 (in millions):

	Fiscal Years Ended
	March 30, 2019	March 31, 2018
Pro-forma total revenue	$5,983	$5,473
Pro-forma net income	579	526
Pro-forma net income per ordinary share attributable to Capri:
Basic	$3.82	$3.40
Diluted	$3.78	$3.34
The unaudited pro-forma consolidated results above are based on the historical financial statements of the Company and Versace and are not necessarily indicative of the results of operations that would have been achieved if the acquisition was completed at the beginning of Fiscal 2018 and are not indicative of the future operating results of the combined company. The financial information for Versace prior to the acquisition has been included in the pro-forma results of operations on a calendar-year basis and includes certain adjustments to Versace’s historical consolidated financial statements to align with U.S. GAAP and the Company’s accounting policies. The pro-forma consolidated results of operations also include the effects of purchase accounting adjustments, including amortization charges related to the definite-lived intangible assets acquired, fair value adjustments relating to leases and fixed assets, and the related tax effects assuming that the business combination occurred on April 2, 2017. Purchase accounting amortization of the inventory step-up adjustment has been excluded from the above pro-forma amounts due to the short-term nature of this adjustment. The pro-forma consolidated financial statements also reflect the impact of debt repayment and borrowings made to finance the acquisition (see Note 11) and exclude historical interest expenses related to Versace’s €90 million pre-existing debt. Transaction costs of $41 million for Fiscal 2019, which have been recorded within restructuring and other charges in the Company’s consolidated statements of operations and comprehensive income, have been excluded from the above pro-forma consolidated results of operations due to their non-recurring nature. The shares used to calculate the pro-forma net income per ordinary share attributable to Capri reflect the weighted average impact of a 2.4 million ordinary share investment made by the Versace family at acquisition date.
Fiscal 2018 Acquisition
Acquisition of Jimmy Choo Group Limited
On November 1, 2017, the Company completed the acquisition of Jimmy Choo, whereby the Company's wholly-owned subsidiary acquired all of Jimmy Choo’s issued and to be issued shares at a purchase price of 230 pence per share in cash, for a total transaction value of $1.447 billion, including the repayment of existing debt obligations, which was funded through a combination of borrowings under the Company’s new $1.0 billion term loan facility, the issuance of the Senior Notes and cash on hand (please refer to Note 11 for additional information).
Jimmy Choo’s results of operations have been included in our consolidated financial statements beginning on November 1, 2017. Jimmy Choo contributed revenue of $223 million and net loss of $15 million (after amortization of non-cash purchase accounting adjustments and transition and transaction costs) for the period from the date of acquisition through March 31, 2018.
The following table summarizes the unaudited pro-forma consolidated results of operations for the fiscal years ended March 31, 2018 and April 1, 2017 as if the acquisition had occurred on April 3, 2016, the beginning of Fiscal 2017 (in millions):

	Fiscal Years Ended
	March 31, 2018	April 1, 2017
Pro-forma total revenue	$5,012	$4,985
Pro-forma net income	623	554
Pro-forma net income per ordinary share attributable to Capri:
Basic	$4.09	$3.34
Diluted	$4.02	$3.29

The unaudited pro-forma consolidated results above are based on the historical financial statements of the Company and Jimmy Choo and are not necessarily indicative of the results of operations that would have been achieved if the acquisition was completed at the beginning of Fiscal 2017 and are not indicative of the future operating results of the combined company. The financial information for Jimmy Choo prior to the acquisition has been included in the pro-forma results of operations on a calendar-year basis and includes certain adjustments to Jimmy Choo’s historical consolidated financial statements to align with U.S. GAAP and the Company’s accounting policies. The pro-forma consolidated results of operations also include the effects of purchase accounting adjustments, including amortization charges related to the definite-lived intangible assets acquired, fair value adjustments relating to leases and fixed assets, and the related tax effects assuming that the business combination occurred on April 3, 2016. Purchase accounting amortization of the inventory step-up adjustment has been excluded from the above pro-forma amounts due to the short-term nature of this adjustment. The pro-forma consolidated financial statement also reflect the impact of debt repayment and borrowings made to finance the acquisition (see Note 11) and exclude historical interest expense for Jimmy Choo. Transaction costs of $41 million for Fiscal 2018, which have been recorded within restructuring and other charges in the Company’s consolidated statements of operations and comprehensive income, have been excluded from the above pro-forma consolidated results of operations due to their non-recurring nature.
Fiscal 2017 Acquisition
Acquisition of Michael Kors (HK) Limited
On May 31, 2016, the Company acquired 100% of the stock of MKHKL, the Michael Kors licensees in the Greater China region, which includes China, Hong Kong, Macau and Taiwan. The Company believes that having direct control of this business allows it to better manage opportunities and capitalize on the growth potential in the region. This acquisition was funded by a cash payment of $500 million. The Company accounted for the acquisition as a business combination.
MKHKL’s results of operations have been included in our consolidated financial statements beginning on June 1, 2016. MKHKL contributed total revenue of $212 million and net loss of $11 million for the period from the date of acquisition through April 1, 2017 (after amortization of non-cash valuation adjustments and integration costs).
The following table summarizes the unaudited pro-forma consolidated results of operations for the fiscal year ended April 1, 2017 as if the acquisition had occurred on March 29, 2015, the beginning of Fiscal 2016 (in millions):

Fiscal Years Ended
April 1, 2017
Pro-forma total revenue	$4,520
Pro-forma net income	549
Pro-forma net income per ordinary share attributable to Capri:
Basic	$3.31
Diluted	$3.26
The unaudited pro-forma consolidated results above are based on the historical financial statements of the Company and MKHKL and are not necessarily indicative of the results of operations that would have been achieved if the acquisition was completed at the beginning of Fiscal 2016 and are not indicative of the future operating results of the combined company. The pro-forma consolidated results of operations reflect the elimination of intercompany transactions and include the effects of purchase accounting adjustments, including amortization charges related to the definite-lived intangible assets acquired (reacquired rights and customer relationships), fair value adjustments relating to leases, fixed assets and inventory, and the related tax effects assuming that the business combination occurred on March 29, 2015. The pro-forma consolidated results of operations for Fiscal 2017 also reflect the elimination of transaction costs of approximately $11 million, which have been recorded within restructuring and other charges in the Company’s consolidated statements of operations and comprehensive income for Fiscal 2017.

5. Receivables, net
Receivables, net consist of (in millions):

	March 30, 2019	March 31, 2018
Trade receivables (1)	$459	$383
Receivables due from licensees	23	16
	482	399
Less: allowances	(99)	(109)
	$383	$290

(1)	As of March 30, 2019 and March 31, 2018, $317 million and $296 million, respectively, of trade receivables were insured.
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
The Company’s allowance for doubtful accounts is determined through analysis of periodic aging of receivables that are not covered by insurance and assessments of collectability based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers and the impact of general economic conditions. The past due status of a receivable is based on its contractual terms. Amounts deemed uncollectible are written off against the allowance when it is probable the amounts will not be recovered. Allowance for doubtful accounts was $18 million as of March 30, 2019, including an $11 million allowance within the opening balance sheet of our newly acquired Versace business. Allowance for doubtful accounts was $5 million as of March 31, 2018, which included an allowance due to a bankruptcy of one of our wholesale customers. The Company had provisions for bad debt of $4 million, $8 million and $6 million, respectively, for Fiscal 2019, Fiscal 2018 and Fiscal 2017.
6. Concentration of Credit Risk, Major Customers and Suppliers
Financial instruments that subject the Company to concentration of credit risk are cash and cash equivalents and receivables. As part of its ongoing procedures, the Company monitors its concentration of deposits with various financial institutions in order to avoid any undue exposure. The Company mitigates its risk by depositing cash and cash equivalents in major financial institutions. The Company also mitigates its credit risk by obtaining insurance coverage for a substantial portion of its receivables (see Note 5). No individual customer accounted for 10% or more of the Company’s total revenues during Fiscal 2019, Fiscal 2018 or Fiscal 2017.
The Company contracts for the purchase of finished goods principally with independent third-party contractors, whereby the contractor is generally responsible for all manufacturing processes. Although the Company does not have any long-term agreements with any of its manufacturing contractors, the Company believes it has mutually satisfactory relationships with them. The Company allocates product manufacturing among agents and contractors based on their capabilities, the availability of production capacity, quality, pricing and delivery. The inability of certain contractors to provide needed services on a timely basis could adversely affect the Company’s operations and financial condition. For Fiscal 2019, Fiscal 2018 and Fiscal 2017, one contractor accounted for approximately 21%, 26% and 33%, respectively, of the Company’s total finished goods purchases, based on dollar volume.
The Company also has relationships with various agents who source finished goods with numerous contractors on behalf of its Michael Kors brand. For Fiscal 2019, Fiscal 2018 and Fiscal 2017, one agent sourced approximately 24%, 24% and 22%, respectively, of Michael Kors finished goods, based on unit volume.

7. Property and Equipment, Net
Property and equipment, net, consists of (in millions):

	March 30, 2019	March 31, 2018
Leasehold improvements	$639	$551
In-store shops	270	274
Furniture and fixtures	292	271
Computer equipment and software	292	266
Equipment	123	117
Building	47	52
Land	15	16
	1,678	1,547
Less: accumulated depreciation and amortization	(1,115)	(1,002)
	563	545
Construction-in-progress	52	38
	$615	$583
Depreciation and amortization of property and equipment for the fiscal years ended March 30, 2019, March 31, 2018, and April 1, 2017, was $188 million, $182 million and $198 million, respectively. During Fiscal 2019, the Company recorded fixed asset impairment charges of $19 million, $15 million of which related to underperforming Michael Kors full-price retail store locations, some of which will be closed as part of the Company’s previously announced Retail Fleet Optimization Plan and $4 million related to Jimmy Choo retail store locations (as defined in Note 10). During Fiscal 2018 and Fiscal 2017, the Company recorded fixed asset impairment charges of $28 million and $169 million, respectively, primarily related to underperforming Michael Kors retail locations.
8. Intangible Assets and Goodwill
The following table details the carrying values of the Company’s intangible assets other than goodwill (in millions):

	March 30, 2019			March 31, 2018
	Gross Carrying Amount	Accumulated Amortization (1)	Net	Gross Carrying Amount	Accumulated Amortization (1)	Net
Definite-lived intangible assets:
Reacquired rights	$400	$45	$355	$400	$29	$371
Trademarks	23	19	4	23	17	6
Lease rights	96	56	40	80	58	22
Customer relationships	415	23	392	231	8	223
	934	143	791	734	112	622

Indefinite-lived intangible assets:
Jimmy Choo brand (2)	572	—	572	614	—	614
Versace brand	930	—	930	—	—	—
	1,502	—	1,502	614	—	614

Total intangible assets, excluding goodwill	$2,436	$143	$2,293	$1,348	$112	$1,236
________________________________

(1)
Includes $2 million, $5 million and $30 million, respectively, of impairment charges recorded during Fiscal 2019, Fiscal 2018 and Fiscal 2017 in connection with underperforming full-price retail stores. See Note 13 for additional information.

(2)	The change in carrying value relates to foreign currency translation.

Reacquired rights relate to the Company’s reacquisition of the rights to use the Michael Kors trademarks and to import, sell, advertise and promote certain of its products in the previously licensed territories in the Greater China region and are being amortized through March 31, 2041, the expiration date of the related license agreement. The trademarks relate to the Michael Kors brand name and are amortized over twenty years. Customer relationships are amortized over five to eighteen years. Lease rights are amortized over the respective terms of the underlying lease, including highly probable renewal periods. Amortization expense for the Company’s definite-lived intangibles was $37 million, $26 million and $22 million, respectively, for each of the fiscal years ended March 30, 2019, March 31, 2018 and April 1, 2017.
Indefinite-lived intangible assets other than goodwill included the Versace and Jimmy Choo brands, which were recorded in connection with the acquisitions of Versace and Jimmy Choo, and have an indefinite life due to being essential to the Company’s ability to operate the Versace and Jimmy Choo businesses for the foreseeable future.
Estimated amortization expense for each of the next five years is as follows (in millions):

Fiscal 2020	$56
Fiscal 2021	55
Fiscal 2022	52
Fiscal 2023	50
Fiscal 2024	49
Fiscal 2025 and thereafter	529
$791
The future amortization expense above reflects weighted-average estimated remaining useful lives of 22 years for reacquired rights, 4 years for trademarks, 14 years for customer relationships and 6 years for lease rights.
The following table details the changes in goodwill for each of the Company’s reportable segments (in millions):

	Versace	Jimmy Choo	Michael Kors (1)	Total
Balance at April 1, 2017	$—	$—	$120	$120
Acquisition of Jimmy Choo	—	685	—	685
Foreign currency translation	—	43	—	43
Balance at March 31, 2018	—	728	120	848
Acquisition of Versace (2)	878	—	—	878
Foreign currency translation	(17)	(50)	—	(67)
Balance at March 30, 2019	$861	$678	$120	$1,659

(1)
In connection with the realignment of the Company’s reportable segment structure, the Company presented the carrying amount of goodwill of MK Retail, MK Wholesale and MK Licensing reporting units within the Michael Kors reportable segment, effective beginning in the fourth quarter of Fiscal 2019.

(2)	See Note 4 for additional information.
The Company’s goodwill and the Versace and Jimmy Choo brands are not subject to amortization but are evaluated for impairment annually in the last quarter of each fiscal year, or whenever impairment indicators exist. During the fourth quarter of Fiscal 2019, the Company performed its annual goodwill and indefinite-lived intangible assets impairment analysis for its three brands. The impairment analysis relating to the Versace goodwill and brand were performed using a qualitative approach due to the proximity to the acquisition date and it was concluded that it is more likely than not that the fair value of goodwill and brand exceeded their respective carrying values and, therefore, did not result in impairment. The Company also performed its goodwill impairment assessment for the Michael Kors brand using a qualitative approach. As a result of realigning its segment reporting structure during the fourth quarter of Fiscal 2019, the Company presented the carrying amount of goodwill of MK Retail, MK Wholesale and MK Licensing within the Michael Kors reportable segment. Based on the results of the Company’s qualitative impairment assessment, the Company concluded that it is more likely than not that the fair value of the Michael Kors’ reporting units exceeded their carrying value and, therefore, was not impaired. The Company elected to perform its annual goodwill and brand impairment analysis for Jimmy Choo brand using a quantitative approach, using discounted cash flow and market multiples analysis to estimate the fair values of the Jimmy Choo reporting units, as described above. Based on the results of these assessments, the Company concluded that the fair values of the Jimmy Choo reporting units and the brand indefinite-lived intangible asset exceeded the related carrying amounts and there were no reporting units at risk of impairment. See Note 13 to the accompanying audited financial statements for information relating to its annual impairment analysis performed during the fourth quarter of Fiscal 2019. There were no impairment charges related to goodwill or indefinite-lived intangible assets in any of the fiscal periods presented.
9. Current Assets and Current Liabilities
Prepaid expenses and other current assets consist of the following (in millions):

	March 30, 2019	March 31, 2018
Prepaid taxes	$125	$79
Prepaid rent	24	23
Interest receivable related to net investment hedges	11	—
Leasehold incentive receivable	9	9
Other	52	37
	$221	$148
Accrued expenses and other current liabilities consist of the following (in millions):

	March 30, 2019	March 31, 2018
Restructuring liability	$64	$45
Other taxes payable	47	54
Return liabilities	35	12
Accrued rent	34	34
Accrued purchases and samples	29	3
Accrued capital expenditures	25	26
Gift cards and retail store credits	13	16
Professional services	12	14
Accrued litigation	11	—
Accrued advertising and marketing	10	23
Accrued interest	10	9
Other	84	59
	$374	$295
10. Restructuring and Other Charges
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

During Fiscal 2019, the Company closed 53 of its Michael Kors retail stores under the Retail Fleet Optimization Plan, for a total of 100 stores closed since plan inception. Restructuring charges recorded in connection with the Retail Fleet Optimization Plan during Fiscal 2019 and Fiscal 2018 were $41 million and $53 million, respectively. The below table presents a rollforward of the Company’s remaining restructuring liability related to this plan (in millions):

	Severance and benefit costs	Lease-related costs	Total
Balance at March 31, 2018	$—	$45	$45
Additions charged to expense	3	38	41
Balance sheet reclassifications (1)	—	6	6
Payments	(1)	(36)	(37)
Balance at March 30, 2019	$2	$53	$55

(1)	Primarily consists of reclassification of deferred rent for locations subject to closure to a restructuring liability.
During Fiscal 2018, the Company recorded restructuring charges of $53 million under the Retail Fleet Optimization Plan, which were comprised of lease-related charges of $52 million and severance and benefit costs of $1 million.

Other Restructuring Charges
In addition to the restructuring charges related to the Retail Fleet Optimization Plan, the Company incurred charges of $4 million relating to Jimmy Choo lease-related charges during Fiscal 2019.
Transaction and Transition Costs
During Fiscal 2019, the Company recorded transaction and transition costs of $79 million, which included $52 million in connection with the Versace acquisition and $27 million in connection with the acquisition of Jimmy Choo.
During Fiscal 2018, the Company recorded transaction and transition costs of $49 million in connection with the Jimmy Choo acquisition. During Fiscal 2017, the Company recorded transaction costs of $11 million related to the acquisition of the Greater China business. See Note 4 for additional information relating to these acquisitions.
11. Debt Obligations
The following table presents the Company’s debt obligations (in millions):

	March 30, 2019	March 31, 2018
Term Loan(1)	$1,580	$230
4.000% Senior Notes due 2024	450	450
Revolving Credit Facilities	550	200
Other	1	1
Total debt	2,581	881
Less: Unamortized debt issuance costs	13	4
Less: Unamortized discount on long-term debt	2	2
Total carrying value of debt	2,566	875
Less: Short-term debt	630	200
Total long-term debt	$1,936	$675

(1)	During Fiscal 2019, the Company repaid the remaining $59 million of borrowings outstanding under the previous Term Loan Facility entered into in connection with the Jimmy Choo acquisition.

Senior Unsecured Revolving Credit Facility
On November 15, 2018, the Company entered into a third amended and restated senior unsecured credit facility (the “2018 Credit Facility”) with, among others, JPMorgan Chase Bank, N.A., as administrative agent, which replaced its prior 2017 senior unsecured revolving credit facility (the “2017 Credit Facility”). The Company and its U.S., Canadian, Dutch and Swiss subsidiaries are the borrowers under the 2018 Credit Facility. The borrowers and certain material subsidiaries of the Company provide unsecured guarantees of the 2018 Credit Facility. The 2018 Credit Facility provides for a $1.0 billion revolving credit facility (the “Revolving Credit Facility”), which may be denominated in U.S. Dollars and other currencies, including Euros, Canadian Dollars, Pounds Sterling, Japanese Yen and Swiss Francs. The Revolving Credit Facility also provides sub-facilities for the issuance of letters of credit of up to $75 million and swing line loans of up to $75 million. The 2018 Credit Facility also provides for a $1.6 billion term loan facility (the “2018 Term Loan Facility”) to finance a portion of the purchase price of the Company’s acquisition of Versace. The 2018 Term Loan Facility is divided into two tranches, an $800 million tranche that matures on the second anniversary of the initial borrowing of the term loans and an $800 million tranche that matures on the fifth anniversary of the initial borrowing of the term loans. The $800 million tranche that matures on the fifth anniversary is required to be repaid on the last business day of March, June, September and December of each year, commencing after the last business day of the first full fiscal quarter after the initial borrowing, in installments equal to 2.50% of the aggregate original principal amount of the term loans. The Company has the right to prepay its borrowings under the 2018 Term Loan Facility at any time in whole or in part. The Revolving Credit Facility expires on November 15, 2023. The Company has the ability to expand its borrowing availability under the 2018 Credit Facility in the form of revolving commitments or term loans by up to an additional $500 million, subject to the agreement of the participating lenders and certain other customary conditions.
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
The 2018 Credit Facility requires the Company to maintain a leverage ratio as of the end of each fiscal quarter of no greater than 3.75 to 1. Such leverage ratio is calculated as the ratio of the sum of total indebtedness as of the date of the measurement plus six times the consolidated rent expense for the last four consecutive fiscal quarters, to Consolidated EBITDAR (as defined below) for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined as consolidated net income plus income tax expense, net interest expense, depreciation and amortization expense, consolidated rent expense and other non-cash charges, subject to certain additions and deductions. The 2018 Credit Facility also includes covenants that limit additional indebtedness, guarantees, liens, acquisitions and other investments and cash dividends that are customary for financings of this type. As of March 30, 2019, the Company was in compliance with all covenants related to this agreement.

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
In connection with the acquisition of Versace, on December 21, 2018 the Company borrowed $1.6 billion in term loans under the 2018 Term Loan Facility and $350 million under its $1.0 billion Revolving Credit Facility provided for under the 2018 Credit Facility, to pay a portion of the acquisition consideration and other related fees and expenses. As of March 30, 2019 and March 31, 2018, the Company had borrowings of $539 million and $200 million outstanding under the 2018 Revolving Credit Facility and its prior 2017 Revolving Credit Facility, respectively, which were recorded within short-term debt in its consolidated balance sheets. In addition, stand-by letters of credit of $17 million were outstanding as of March 30, 2019. At March 30, 2019, the amount available for future borrowings under the 2018 Revolving Credit Facility was $444 million. As of March 30, 2019, the carrying value of borrowings outstanding under the 2018 Term Loan Facility was $1.570 billion, net of debt issuance costs of $10 million, of which $80 million was recorded within short-term debt and $1.490 billion was recorded within long-term debt in its consolidated balance sheets.
Senior Notes
On October 20, 2017, Michael Kors (USA), Inc. (the “Issuer”), the Company’s wholly owned subsidiary, completed its offering of $450 million aggregate principal amount of 4.000% senior notes due 2024 (the “Senior Notes”) at an issue price of 99.508% of aggregate principal amount, pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Senior Notes were issued under an indenture dated October 20, 2017, among the Issuer, the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (the “Indenture”). The Senior Notes were issued to finance a portion of the Company’s acquisition of Jimmy Choo and certain related refinancing transactions.
The Senior Notes bear interest at a rate of 4.000% per year, subject to adjustments from time to time if either Moody’s or S&P (or a substitute rating agency therefore) downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the Senior Notes. Interest on the Senior Notes is payable semi-annually on May 1 and November 1 of each year, beginning on May 1, 2018.

The Senior Notes are unsecured and are guaranteed by the Company and its existing and future subsidiaries that guarantee or are borrowers under the 2018 Credit Facility (subject to certain exceptions, including subsidiaries organized in China).

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
As of March 30, 2019, the carrying value of the Senior Notes was $445 million, net of issuance costs and unamortized discount.

Japan Credit Facility
In November 2017, the Company’s subsidiary in Japan entered into a short term credit facility (“Japan Credit Facility”) with Mitsubishi UFJ Financial Group (“MUFJ”), which may be used to fund general working capital needs of Michael Kors Japan K.K., subject to the bank’s discretion. The Japan Credit Facility is in effect through November 29, 2019. The Japan Credit Facility provides Michael Kors Japan K.K. with a revolving credit line of up to ¥1.0 billion (approximately $9 million). The Japan Credit Facility bears interest at a rate posted by the Bank plus 0.300% two business days prior to the date of borrowing or the date of interest renewal. As of March 30, 2019 and March 31, 2018, the Company had no borrowings outstanding under the Japan Credit Facility.

Hong Kong Credit Facility
In March 2019, the Company’s Hong Kong subsidiary, MKHKL, renewed its uncommitted credit facility (“HK Credit Facility”) with HSBC, which may be used to fund general working capital needs of MKHKL through November 30, 2019 subject to the bank’s discretion. The HK Credit Facility provides MKHKL with a revolving line of credit of up to 100 million Hong Kong Dollars (approximately $13 million), and may be used to support bank guarantees. Borrowings under the HK Credit Facility must be made in increments of at least 5 million Hong Kong Dollars and bear interest at the Hong Kong Interbank Offered Rate (“HIBOR”) plus 150 basis points. As of March 30, 2019 and March 31, 2018, there were no borrowings outstanding under the HK Credit Facility. As of March 30, 2019, bank guarantees supported by this facility were 12 million Hong Kong Dollars (approximately $2 million). At March 30, 2019, the amount available for future borrowings under the HK Credit Facility was 88 million Hong Kong Dollars (approximately $11 million).

China Credit Facility
In January 2019, the Company’s subsidiary in China, MKTSCL, entered into a short-term credit facility (“China Credit Facility”) with HSBC, which may be used to fund general working capital needs, not to exceed 12 months. The China Credit Facility provides MKTSCL with a Revolving Loan Facility of up to RMB 70 million (approximately $10 million); an overdraft facility with a credit line of RMB 10 million (approximately $1 million), and a non-financial bank guarantee facility of RMB 20 million (approximately $3 million) or its equivalent in another currency, at lender’s discretion. Borrowings under the China Credit Facility bear interest at 105% of the applicable People’s Bank of China’s Benchmark lending rate at the time of borrowing. As of March 30, 2019, the Company had no borrowings outstanding under the China Credit Facility.
Versace Credit Facility
In January 2018, the Company’s subsidiary, Versace, entered into an uncommitted short-term credit facility with BNL (“Versace Credit Facility”), which may be used for general working capital needs of Versace. The Versace Credit Facility provides Versace with a swing line of credit of up to €20 million (approximately $22 million), with interest set by the bank on the date of borrowing. As of March 30, 2019, there were borrowings outstanding of €10 million (approximately $11 million, which were recorded within short-term debt in the Company’s consolidated balance sheet.
12. Commitments and Contingencies
Leases
The Company leases office space, retail stores and warehouse space under operating lease agreements that expire at various dates through September 2043. In addition to minimum rental payments, the leases require payment of increases in real estate taxes and other expenses incidental to the use of the property.
Rent expense for the Company’s operating leases consists of the following (in millions):

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	April 1, 2017
Minimum rentals	$357	$272	$257
Contingent rent	109	80	76
Total rent expense	$466	$352	$333

Future minimum lease payments under the terms of these noncancelable operating lease agreements are as follows (in millions):

Fiscal years ending:
Fiscal 2020	$431
Fiscal 2021	389
Fiscal 2022	339
Fiscal 2023	277
Fiscal 2024	229
Fiscal 2025 and thereafter	509
$2,174
As of March 30, 2019, the future minimum lease payments in the table above were reduced by total noncancelable future sublease rental income of $42 million.
The Company has issued stand-by letters of credit to guarantee certain of its retail and corporate operating lease commitments, aggregating $18 million at March 30, 2019, including $17 million in letters of credit issued under the 2018 Credit Facility.
Other Commitments
As of March 30, 2019, the Company also has other contractual commitments aggregating $3.529 billion, which consist of inventory purchase commitments of $865 million, debt obligations of $2.566 billion and other contractual obligations of $98 million, which primarily relate to obligations related to the Company’s marketing and advertising agreements, information technology agreements and supply agreements.
Long-term Employment Contract
The Company has an employment agreement with the Chief Creative Officer of the Michael Kors brand that provides for continuous employment through the date of the officer’s death or permanent disability at an annual salary of $1 million. In addition to salary, the agreement provides for an annual bonus and other employee related benefits.
Contingencies
In the ordinary course of business, the Company is party to various legal proceedings and claims. Although the outcome of such items cannot be determined with certainty, the Company’s management does not believe that the outcome of all pending legal proceedings in the aggregate will have a material adverse effect on its cash flow, results of operations or financial position.
13. Fair Value Measurements
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

At March 30, 2019 and March 31, 2018, the fair values of the Company’s forward foreign currency exchange contracts and net investment hedges were determined using broker quotations, which were calculations derived from observable market information: the applicable currency rates at the balance sheet date and those forward rates particular to the contract at inception. The Company makes no adjustments to these broker obtained quotes or prices, but assesses the credit risk of the counterparty and would adjust the provided valuations for counterparty credit risk when appropriate. The fair values of the forward contracts are included in prepaid expenses and other current assets, and in accrued expenses and other current liabilities in the consolidated balance sheets, depending on whether they represent assets or liabilities to the Company. The fair values of net investment hedges are included in other assets, as detailed in Note 14.
All contracts are measured and recorded at fair value on a recurring basis and are categorized in Level 2 of the fair value hierarchy, as shown in the following table (in millions):

	Fair value at March 30, 2019, using:			Fair value at March 31, 2018, using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets:
Forward foreign currency exchange contracts	$—	$5	$—	$—	$—	$—
Net investment hedges	—	37	—	—	—	—
Total derivative assets	$—	$42	$—	$—	$—	$—

Derivative liabilities:
Other undesignated derivative contracts	$—	$5	$—	$—	$8	$—
The Company’s long-term debt obligations are recorded in its consolidated balance sheets at carrying values, which may differ from the related fair values. The fair value of the Company’s long-term debt is estimated using external pricing data, including any available quoted market prices and based on other debt instruments with similar characteristics. Borrowings under revolving credit agreements, if outstanding, are recorded at carrying value, which approximates fair value due to the short-term nature of such borrowings. See Note 11 for detailed information relating to carrying values of the Company’s outstanding debt. The following table summarizes the carrying values and estimated fair values of the Company’s short- and long-term debt, based on Level 2 measurements (in millions):

	March 30, 2019		March 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
4.000% Senior Notes	$445	$438	$445	$448
Term Loan	$1,570	$1,574	$229	$231
Revolving Credit Facilities	$550	$550	$200	$200
The Company’s cash and cash equivalents, accounts receivable and accounts payable, are recorded at carrying value, which approximates fair value.
Non-Financial Assets and Liabilities

The Company’s non-financial assets include goodwill, intangible assets and property and equipment. Such assets are reported at their carrying values and are not subject to recurring fair value measurements. The Company’s goodwill and its indefinite-lived intangible assets (Versace and Jimmy Choo brands) are assessed for impairment at least annually, while its other long-lived assets, including fixed assets and definite-lived intangible assets, are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The fair values of these assets were determined based on Level 3 measurements using the Company’s best estimates of the amount and timing of future discounted cash flows, based on historical experience, market conditions, current trends and performance expectations.

The following table details the carrying values and fair values of the Company’s long-lived assets that have been impaired (in millions):

	Carrying Value Prior to Impairment	Fair Value	Impairment Charge
Fiscal 2019:
Fixed Assets	$26	$7	$19
Lease Rights	3	1	2
Total	$29	$8	$21

Fiscal 2018:
Fixed Assets	$31	$3	$28
Lease Rights	5	1	4
Customer relationships	1	—	1
Total	$37	$4	$33

Fiscal 2017:
Fixed Assets	$187	$18	$169
Lease Rights	33	3	30
Total	$220	$21	$199

Please refer to Note 7 and Note 8 for additional information.
There were no impairment charges related to goodwill or indefinite-lived intangible assets in any of the fiscal periods presented.
14. Derivative Financial Instruments
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
On September 24, 2018, in connection with the acquisition of Versace, the Company entered into forward foreign currency exchange contracts with a total notional amount of €1.680 billion (approximately $2.001 billion) to mitigate its foreign currency exchange risk through the expected closing date of the acquisition. These derivative contracts were not designated as accounting hedges and were settled on December 21, 2018 as a result of the debt issued in connection with the acquisition of Versace (see Note 11 for further information). Changes in fair value were recorded to foreign currency (gain) loss in the Company’s consolidated statement of operations and comprehensive income for Fiscal 2019.
On July 25, 2017, in connection with the acquisition of Jimmy Choo, which closed on November 1, 2017, the Company entered into a forward foreign currency exchange contract with a notional amount of £1.115 billion (approximately $1.469 billion) to mitigate its foreign currency exchange risk through the date of the acquisition. This derivative contract was not designated as an accounting hedge and was settled on October 30, 2017. Changes in fair value were recorded to foreign currency (gain) loss in the Company’s consolidated statement of operations and comprehensive income for the Fiscal 2018.

Net Investment Hedges
During Fiscal 2019, the Company entered into fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $2.190 billion to hedge its net investment in Euro-denominated subsidiaries and $44 million to hedge its net investment in Japanese Yen-denominated subsidiaries against future volatility in the exchange rates between U.S. Dollar and these currencies. Under the terms of these contracts, which have maturity dates between January 2022 and November 2024, the Company will exchange the semi-annual fixed rate payments made under its Senior Notes for fixed rate payments of 0% to 1.718% in Euros and 0.89% in Japanese Yen. These contracts have been designated as net investment hedges.
When a cross-currency swap is used as a hedging instrument in a net investment hedge assessed under the spot method, the cross-currency basis spread is excluded from the assessment of hedge effectiveness and is recognized as a reduction in interest expense in the Company’s consolidated statements of operations and comprehensive income. Accordingly, the Company recorded a reduction in interest expense of $17 million during Fiscal 2019.
The following table details the fair value of the Company’s derivative contracts, which are recorded on a gross basis in the consolidated balance sheets as of March 30, 2019 and March 31, 2018 (in millions):

			Fair Values
	Notional Amounts		Assets			Liabilities (2)
	March 30, 2019	March 31, 2018	March 30, 2019		March 31, 2018	March 30, 2019	March 31, 2018
Designated forward foreign currency exchange contracts	$166	$162	$5	(1)	$—	$—	$8
Designated net investment hedge	2,234	—	37	(3)	—	—	—
Total designated hedges	$2,400	$162	$42		$—	$—	$8
Undesignated derivative contracts (4)	199	—	—		—	5	—
Total	$2,599	$162	$42		$—	$5	$8

(1)	Recorded within prepaid expenses and other current assets in the Company’s audited consolidated balance sheets.

(2)	Recorded within accrued expenses and other current liabilities in the Company’s audited consolidated balance sheets.

(3)	Recorded within other assets in the Company’s audited consolidated balance sheets.

(4)	Primarily includes undesignated hedges of foreign currency denominated intercompany balances and inventory purchases.
The Company records and presents the fair values of all of its derivative assets and liabilities in its consolidated balance sheets on a gross basis, as shown in the above table. However, if the Company were to offset and record the asset and liability balances for its derivative instruments on a net basis in accordance with the terms of its master netting arrangements, which provide for the right to setoff amounts for similar transactions denominated in the same currencies, the resulting impact as of March 30, 2019 and March 31, 2018 would be as follows (in millions):

	Forward Currency Exchange Contracts		Net Investment Hedges
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Assets subject to master netting arrangements	$5	$—	$37	$—
Liabilities subject to master netting arrangements	$5	$8	$—	$—
Derivative assets, net	$5	$—	$37	$—
Derivative liabilities, net	$5	$8	$—	$—
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
The following table summarizes the pre-tax impact of the gains and losses on the Company's designated forward foreign currency exchange contracts and net investment hedges (in millions):

	Fiscal Year Ended March 30, 2019	Fiscal Year Ended March 31, 2018	Fiscal Year Ended April 1, 2017
	Pre-Tax Gains Recognized in OCI	Pre-Tax Loss Recognized in OCI	Pre-Tax Gain Recognized in OCI
Designated forward foreign currency exchange contracts	$16	$(22)	$10
Designated net investment hedges	$47	$—	$—
The following tables summarize the impact of the gains and losses within the consolidated statements of operations and comprehensive income related to the designated forward foreign currency exchange contracts for Fiscal 2019 and Fiscal 2018 (in millions):

	Fiscal Year Ended
	Pre-Tax Loss Reclassified from Accumulated OCI			Location of Loss recognized	Total Cost of Sales
	March 30, 2019	March 31, 2018	April 1, 2017		March 30, 2019	March 31, 2018	April 1, 2017
Designated forward currency exchange contracts	$4	$4	$—	Cost of Sales	$2,058	$1,860	$1,833
The Company expects that substantially all of the amounts recorded in accumulated other comprehensive income (loss) for its forward foreign currency exchange contracts will be reclassified into earnings during the next 12 months, based upon the timing of inventory purchases and turnover.
Undesignated Hedges
During Fiscal 2019, Fiscal 2018 and Fiscal 2017, the Company recognized net losses of $78 million, net gains of $3 million and net gains of $3 million respectively, related to changes in the fair value of undesignated forward foreign currency exchange contracts within foreign currency loss (gain) in the Company’s consolidated statements of operations and comprehensive income. The Fiscal 2019 amount was primarily comprised of a $77 million loss related to the derivative contracts entered into on September 25, 2018 to mitigate foreign currency exchange risk associated with the Versace acquisition that were settled on December 21, 2018. The Fiscal 2018 amount included a $5 million gain related to the derivative contract entered into on July 25, 2017 to mitigate foreign currency exchange risk associated with the Jimmy Choo acquisition that was settled on October 30, 2017.
15. Shareholders’ Equity
Share Repurchase Program
During Fiscal 2019 and Fiscal 2018, the Company repurchased 3,718,237 shares and 7,700,959 shares, respectively, at a cost of $200 million and $358 million, respectively, under its $1.0 billion share-repurchase program through open market transactions, which expired on May 25, 2019. As of March 30, 2019, the remaining availability under the Company’s share repurchase program was $442 million. Share repurchases may be made in open market or privately negotiated transactions, subject to market conditions, applicable legal requirements, trading transactions under the Company’s insider trading policy and other relevant factors. The program may be suspended or discontinued at any time.

The Company also has in place a “withhold to cover” repurchase program, which allows the Company to withhold ordinary shares from certain executive officers and directors to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards. During Fiscal 2019 and Fiscal 2018, the Company withheld 107,712 shares and 92,536 shares, respectively, with a fair value of $7 million and $3 million, respectively, in satisfaction of minimum tax withholding obligations relating to the vesting of restricted share awards.
16. Accumulated Other Comprehensive Income (Loss)
The following table details changes in the components of accumulated other comprehensive income (loss), net of taxes for Fiscal 2019, Fiscal 2018 and Fiscal 2017 (in millions):

	Foreign Currency Translation (Losses) Gains (1)	Net (Losses) Gains on Derivatives (2)	Other Comprehensive (Loss)/Gain Attributable to Capri
Balance at April 2, 2016	$(78)	$(3)	$(81)
Other comprehensive (loss) income before reclassifications	(9)	9	—
Less: amounts reclassified from AOCI to earnings	—	—	—
Other comprehensive (loss) income, net of tax	(9)	9	—
Balance at April 1, 2017	(87)	6	(81)
Other comprehensive income (loss) before reclassifications	148	(19)	129
Less: amounts reclassified from AOCI to earnings	—	(3)	(3)
Other comprehensive income (loss), net of tax	148	(16)	132
Balance at March 31, 2018	61	(10)	51
Other comprehensive (loss) income before reclassifications	(134)	14	(120)
Less: amounts reclassified from AOCI to earnings	—	(3)	(3)
Other comprehensive (loss) income, net of tax	(134)	17	(117)
Balance at March 30, 2019	$(73)	$7	$(66)

(1)
Foreign currency translation gains and losses include net gains of $6 million and net losses of $9 million for Fiscal 2019 and Fiscal 2018, respectively, on intra-entity transactions that are of a long-term investment nature. Foreign currency translation losses for Fiscal 2019 include a $105 million translation loss relating to the Jimmy Choo business, a $33 million translation loss relating to the Versace business and a $39 million gain, net of taxes of $8 million relating to the Company’s net investment hedges. Foreign currency translation gains for Fiscal 2018 includes an $89 million translation gain related to the Jimmy Choo business.

(2)
Reclassified amounts relate to the Company’s forward foreign currency exchange contracts for inventory purchases and are recorded within cost of goods sold in the Company’s consolidated statements of operations and comprehensive income. Other comprehensive income (loss) before reclassifications related to derivative instruments for Fiscal 2019, Fiscal 2018, and Fiscal 2017 is net of a tax (benefits) provision of $(2) million, $(3) million, and $1 million, respectively. All other tax effects were not material.

17. Share-Based Compensation
The Company issues equity grants to certain employees and directors of the Company at the discretion of the Company’s Compensation and Talent Committee. The Company has two equity plans, one stock option plan adopted in Fiscal 2008 (as amended and restated, the “2008 Plan”), and the Omnibus Incentive Plan adopted in the third fiscal quarter of Fiscal 2012 and amended and restated with shareholder approval in May 2015 (the “Incentive Plan”). The 2008 Plan only provided for grants of share options and was authorized to issue up to 23,980,823 ordinary shares. As of March 30, 2019, there were no shares available to grant equity awards under the 2008 Plan. The Incentive Plan allows for grants of share options, restricted shares and RSUs, and other equity awards, and authorizes a total issuance of up to 15,246,000 ordinary shares. At March 30, 2019, there were 4,402,559 ordinary shares available for future grants of equity awards under the Incentive Plan. Option grants issued from the 2008 Plan generally expire ten years from the date of the grant, and those issued under the Incentive Plan generally expire seven years from the date of the grant.
Share Options
Share options are generally exercisable at the fair market value on the date of grant and vest on a pro-rata basis over a four year service period. The following table summarizes the share options activity during Fiscal 2019, and information about options outstanding at March 30, 2019:

	Number of Options	Weighted Average Exercise price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding at March 31, 2018	3,796,620	$32.78
Granted	224,582	$67.52
Exercised	(1,847,096)	$15.97
Canceled/forfeited	(42,847)	$49.55
Outstanding at March 30, 2019	2,131,259	$50.67	2.90	$21
Vested or expected to vest at March 30, 2019	2,116,908	$50.67	2.90
Vested and exercisable at March 30, 2019	1,585,874	$49.96	2.16	$20
There were 545,385 unvested options and 1,585,874 vested options outstanding at March 30, 2019. The total intrinsic value of options exercised during Fiscal 2019 and Fiscal 2018 was $94 million and $48 million, respectively. The cash received from options exercised during Fiscal 2019 and Fiscal 2018 was $29 million and $14 million, respectively. As of March 30, 2019, the remaining unrecognized share-based compensation expense for nonvested share options was $4 million, which is expected to be recognized over the related weighted-average period of approximately 2.18 years.
The weighted average grant date fair value for options granted during Fiscal 2019, Fiscal 2018 and Fiscal 2017, was $24.49, $11.62 and $13.79, respectively. The following table represents assumptions used to estimate the fair value of options:

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	April 1, 2017
Expected dividend yield	0.0%	0.0%	0.0%
Volatility factor	36.9%	36.3%	30.1%
Weighted average risk-free interest rate	2.8%	1.8%	1.1%
Expected life of option	4.85 years	4.69 years	4.75 years
Restricted Awards
The Company grants restricted share units at the fair market value on the date of the grant. Expense for restricted awards is based on the closing market price of the Company’s shares on the date of grant and is recognized ratably over the vesting period net of expected forfeitures.
The Company grants two types of RSU awards: time-based RSUs and performance-based RSUs. Time-based RSUs generally vest in full either generally around the first anniversary of the date of grant for our independent directors, or in equal increments on each of the four anniversaries of the date of grant. Performance-based RSUs vest in full on the second or third anniversary of the date of grant, subject to the employee’s continued employment during the vesting period (unless the employee is retirement-eligible) and only if certain pre-established cumulative performance targets are met. Expense related to performance-based RSUs is recognized ratably over the performance period, net of forfeitures, based on the probability of attainment of the related performance targets. The potential number of shares that may be earned ranges from 0%, if the minimum level of performance is not attained, to 150%, if the level of performance is at or above the predetermined maximum achievement level. Restricted share grants generally vested in equal increments on each of the four anniversaries of the date of grant.

The following table summarizes restricted share activity during Fiscal 2019:

	Restricted Shares
	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at March 31, 2018	64,148	$90.75
Granted	—	$—
Vested	(63,719)	$90.82
Canceled/forfeited	(429)	$79.85
Unvested at March 30, 2019	—	$—
The total fair value of restricted shares vested was $4 million, $4 million and $7 million during Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively. As of March 30, 2019, there was no remaining unrecognized share-based compensation expense for non-vested restricted share grants.
The following table summarizes the RSU activity during Fiscal 2019:

	Service-based		Performance-based
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Unvested at March 31, 2018	2,127,517	$42.53	657,532	$50.16
Granted	2,601,673	$48.46	316,663	$54.18
Decrease due to performance condition	—	$—	(101,744)	$47.10
Vested	(712,111)	$43.83	(105,900)	$47.10
Canceled/forfeited	(177,217)	$46.91	(29,477)	$60.34
Unvested at March 30, 2019	3,839,862	$46.11	737,074	$52.34
The total fair value of service-based RSUs vested during Fiscal 2019, Fiscal 2018 and Fiscal 2017 was $47 million, $18 million and $14 million, respectively. The total fair value of performance-based RSUs vested during Fiscal 2019, Fiscal 2018 and Fiscal 2017 was $7 million, $4 million and $11 million, respectively. As of March 30, 2019, the remaining unrecognized share-based compensation expense for non-vested service-based and performance-based RSU grants was $127 million and $25 million, respectively, which is expected to be recognized over the related weighted-average periods of approximately 3.35 years and 2.08 years, respectively.
Share-Based Compensation Expense
The following table summarizes compensation expense attributable to share-based compensation for Fiscal 2019, Fiscal 2018 and Fiscal 2017 (in millions):

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	April 1, 2017
Share-based compensation expense	$60	$50	$34
Tax benefits related to share-based compensation expense	$11	$10	$11
Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate to date. The estimated value of future forfeitures for equity grants as of March 30, 2019 is approximately $17 million.

18. Taxes
The Company is a United Kingdom tax resident and is incorporated in the British Virgin Islands. Capri’s subsidiaries are subject to taxation in the U.S. and various other foreign jurisdictions, which are aggregated in the “Non-U.S.” information captioned below.
Income before provision for income taxes consisted of the following (in millions):

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	April 1, 2017
U.S.	$191	$124	$229
Non-U.S.	430	618	460
Total income before provision for income taxes	$621	$742	$689
The provision for income taxes was as follows (in millions):

	Fiscal Years Ended
	March 30, 2019		March 31, 2018		April 1, 2017
Current
U.S. Federal	$82	(2)	$48		$131
U.S. State	24		16		20
Non-U.S.	44		77		46
Total current	150		141		197
Deferred
U.S. Federal	(34)	(2)	24	(1)	(34)
U.S. State	(4)		1		(5)
Non-U.S.	(33)		(16)		(21)
Total deferred	(71)		9		(60)
Total provision for income taxes	$79		$150		$137

(1)	Includes an $18 million provision related to the U.S. Tax Act one time revaluation of deferred tax assets.

(2)	Includes a $25 million current tax detriment and equal deferred tax benefit related to the U.S. Tax Act impact to business interest disallowance provisions.

The Company’s provision for income taxes for the years ended March 30, 2019, March 31, 2018 and April 1, 2017 was different from the amount computed by applying the statutory U.K. income tax rate to the underlying income from continuing operations before income taxes and equity in net income of affiliates as a result of the following:

	Fiscal Years Ended
	March 30, 2019		March 31, 2018		April 1, 2017
Provision for income taxes at the U.K. statutory tax rate	19.0%		19.0%		20.0%
State and local income taxes, net of federal benefit	0.9%		0.5%		1.3%
Effects of global financing arrangements	(8.1)%		(15.6)%		(13.7)%
U.S. tax reform	—%		2.0%	(1)	—%
Differences in tax effects on foreign income	(1.8)%	(2)	6.7%		11.1%
Liability for uncertain tax positions	1.3%		6.6%		—%
Effect of changes in valuation allowances on deferred tax assets	2.8%	(3)	0.3%		0.5%
Excess tax benefits related to stock-based compensation	(2.6)%		(0.8)%		—%
Transaction costs	1.5%		0.9%		—%
Withholding tax	0.6%		1.2%		—%
Other	(0.9)%		(0.6)%		0.7%
Effective tax rate	12.7%		20.2%		19.9%

(1)	Includes an $18 million expense related to the re-measurement of certain net deferred tax assets in connection with U.S. tax reform.

(2)	Mainly attributable to the United States statutory federal income tax rate change from a blended rate for Fiscal 2018 of 31.54% to 21% in Fiscal 2019.

(3)	Includes an $11 million detriment related to a United Kingdom capital loss.
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
In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin 118 to provide guidance for companies that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. Subsequently, as a result of finalizing its full Fiscal 2018 operating results, the issuance of new interpretive guidance, and other analyses performed, the Company finalized its accounting related to the impacts of the Tax Act and recorded immaterial measurement period adjustments in Fiscal 2019.

Significant components of the Company’s deferred tax assets (liabilities) consist of the following (in millions):

	Fiscal Years Ended
	March 30, 2019	March 31, 2018
Deferred tax assets
Inventories	$22	$4
Payroll related accruals	2	2
Deferred rent	34	24
Net operating loss carryforwards	61	31
Stock compensation	13	17
Sales allowances	26	6
Accrued interest	41	—
Other	31	27
	230	111
Valuation allowance	(40)	(14)
Total deferred tax assets	190	97

Deferred tax liabilities
Goodwill and intangibles	(534)	(241)
Depreciation	18	14
Total deferred tax liabilities	(516)	(227)
Net deferred tax liabilities	$(326)	$(130)
The Company maintains valuation allowances on deferred tax assets applicable to subsidiaries in jurisdictions for which separate income tax returns are filed and where realization of the related deferred tax assets from future profitable operations is not reasonably assured. Deferred tax valuation allowances increased approximately $29 million, $8 million and $4 million in Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively. The Company remeasured and reduced valuation allowances amounting to approximately $3 million in Fiscal 2019 and released valuation allowances of approximately $1 million and $1 million in Fiscal 2018 and Fiscal 2017, respectively, as a result of the attainment and expectation of achieving profitable operations in certain countries comprising the Company’s European operations, for which deferred tax valuation allowances had been previously established.
At March 30, 2019, the Company had non-U.S. and U.S. net operating loss carryforwards of approximately $405 million, a portion of which will begin to expire in 2020.
As of March 30, 2019 and March 31, 2018, the Company had liabilities related to its uncertain tax positions, including accrued interest, of approximately $203 million and $107 million, respectively, which are included in other long-term liabilities in the Company’s audited consolidated balance sheets. The March 30, 2019 balance includes certain tax reserves which were recorded in purchase accounting upon the acquisition of Versace, in addition to foreign income tax reserves the Company recorded during Fiscal 2019.

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately$112 million, $101 million and $27 million as of March 30, 2019, March 31, 2018 and April 1, 2017, respectively. A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding accrued interest, for Fiscal 2019, Fiscal 2018 and Fiscal 2017, are presented below (in millions):

	Fiscal Years Ended
	March 30, 2019		March 31, 2018	April 1, 2017
Unrecognized tax benefits beginning balance	$101		$27	$17
Additions related to prior period tax positions	81	(1)	30	2
Additions related to current period tax positions	21		45	10
Decreases in prior period positions due to lapses in statute of limitations	(1)		(1)	(2)
Decreases related to prior period tax positions	(3)		—	—
Decreases related to audit settlements	(7)		—	—
Unrecognized tax benefits ending balance	$192		$101	$27

(1)	Primarily relates to the Versace acquisition.
The Company classifies interest expense and penalties related to unrecognized tax benefits as components of the provision for income taxes. Interest expense recognized in the consolidated statements of operations and comprehensive income for Fiscal 2019, Fiscal 2018 and Fiscal 2017 was approximately $11 million, $7 million and $3 million, respectively.
The total amount of unrecognized tax benefits relating to the Company’s tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing tax audits and assessments and the expiration of applicable statutes of limitations. The Company anticipates that the balance of gross unrecognized tax benefits, excluding interest and penalties, will be reduced by approximately $34 million during the next 12 months, primarily due to the anticipated tax ruling regarding the deductibility of an intercompany loss in one of our subsidiaries. However, the outcomes and timing of such events are highly uncertain and changes in the occurrence, expected outcomes, and timing of such events could cause the Company’s current estimate to change materially in the future.
The Company files income tax returns in the U.S., for federal, state, and local purposes, and in certain foreign jurisdictions. With few exceptions, the Company is no longer subject to examinations by the relevant tax authorities for years prior to its fiscal year ended April 2, 2016.
Prior to the enactment of the Tax Act, the Company's undistributed foreign earnings were considered permanently reinvested and, as such, United States federal and state income taxes were not previously recorded on these earnings. As a result of the Tax Act, substantially all of the Company’s earnings in foreign subsidiaries generated prior to the enactment of the Tax Act were deemed to have been repatriated and, as a result, the Company recorded a one-time transition tax of $3 million during Fiscal 2018. The Company's intent is to either reinvest indefinitely substantially all of its foreign earnings outside of the United States or repatriate them tax neutrally. However, if in the future earnings are repatriated, the potential exists that the Company may be required to accrue and pay additional taxes, including any applicable foreign withholding tax and income taxes. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation.
19. Retirement Plans
The Company maintains defined contribution plans for employees, who generally become eligible to participate after three months of service. Features of these plans allow participants to contribute to a plan a percentage of their compensation, up to statutory limits depending upon the country in which a plan operates, and provide for mandatory and/or discretionary matching contributions by the Company, which vary by country. During Fiscal 2019, Fiscal 2018, and Fiscal 2017, the Company recognized expenses of approximately $14 million, $12 million, and $9 million, respectively, related to these retirement plans.

20. Segment Information
Prior to the fourth quarter of Fiscal 2019, the Company organized its business into four operating and reportable segments - MK Retail, MK Wholesale, MK Licensing and Jimmy Choo. As a result of the acquisition of Versace, effective beginning in the fourth quarter of Fiscal 2019, the Company realigned its operating and reportable segments according to the new structure of its business. As a result, the Company now operates its business through three operating segments—Versace, Jimmy Choo and Michael Kors, which are based on its business activities and organization. The reportable segments are segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources, as well as in assessing performance. The primary key performance indicators are revenue and operating income for each segment. The Company’s reportable segments represent components of the business that offer similar merchandise, customer experience and sales/marketing strategies.
The Company’s three reportable segments are as follows:

•
Versace — segment includes revenue generated through the sale of Versace luxury ready-to-wear, accessories, footwear and home furnishings through directly operated Versace boutiques throughout North America (United States and Canada), EMEA and certain parts of Asia, as well as through Versace outlet stores and e-commerce sites. In addition, revenue is generated through wholesale sales to distribution partners (including geographic licensing arrangements that allow third parties to use the Versace trademarks in connection with retail and/or wholesale sales of Versace branded products in specific geographic regions), multi-brand department stores and specialty stores worldwide, as well as through product license agreements in connection with the manufacturing and sale of jeans, fragrances, watches, jewelry and eyewear.

•
Jimmy Choo — segment includes revenue generated through the sale of Jimmy Choo luxury footwear, handbags and small leather goods through directly operated Jimmy Choo stores throughout the Americas, EMEA and certain parts of Asia, through its e-commerce sites, as well as through wholesale sales of luxury goods to distribution partners (including geographic licensing arrangements that allow third parties to use the Jimmy Choo trademarks in connection with retail and/or wholesale sales of Jimmy Choo branded products in specific geographic regions), multi-brand department stores and specialty stores worldwide. In addition, revenue is generated through product licensing agreements, which allow third parties to use the Jimmy Choo brand name and trademarks in connection with the manufacturing and sale of fragrances, sunglasses and eyewear.

•
Michael Kors — segment includes revenue generated through the sale of Michael Kors products through four primary Michael Kors retail store formats: “Collection” stores, “Lifestyle” stores (including concessions), outlet stores and e-commerce, through which the Company sells Michael Kors products, as well as licensed products bearing the Michael Kors name, directly to the end consumer throughout the Americas (U.S., Canada and Latin America, excluding Brazil), Europe and certain parts of Asia. The Michael Kors e-commerce business includes e-commerce sites in the U.S., Canada, certain parts of Europe, China, Japan and South Korea. The Company also sells Michael Kors products directly to department stores, primarily located across the Americas and Europe, to specialty stores and travel retail shops in the Americas, Europe and Asia, and to its geographic licensees in certain parts of EMEA (Europe, Middle East and Africa), Asia and Brazil. In addition, revenue is generated through product and geographic licensing arrangements, which allow third parties to use the Michael Kors brand name and trademarks in connection with the manufacturing and sale of products, including watches, jewelry, fragrances and eyewear.

In addition to these reportable segments, the Company has certain corporate costs that are not directly attributable to its brands and, therefore, are not allocated to segments. Such costs primarily include certain administrative, corporate occupancy, and information systems expenses, including enterprise resource planning system implementation costs. In addition, certain other costs are not allocated to segments, including restructuring and other charges (including transaction and transition costs related to the Company’s recent acquisitions) and impairment costs. The new segment structure is consistent with how the Company’s CODM plans and allocates resources, manages the business and assesses performance. All prior period segment information has been recast to reflect the realignment of the Company’s segment reporting structure on a comparable basis. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance.

The following table presents the key performance information of the Company’s reportable segments (in millions):

		Fiscal Years Ended
		March 30, 2019	March 31, 2018	April 1, 2017
Total revenue:
	Versace	$137	$—	$—
	Jimmy Choo	590	223	—
	Michael Kors	4,511	4,496	4,494
Total revenue		$5,238	$4,719	$4,494

Income from operations:
	Versace	$(11)	$—	$—
	Jimmy Choo	20	(4)	—
	Michael Kors	964	975	979
Total segment income from operations		973	971	979
Less:	Corporate expenses	(93)	(87)	(79)
	Restructuring and other charges	(124)	(102)	(11)
	Impairment of long-lived assets	(21)	(33)	(199)
Total income from operations		$735	$749	$690
Depreciation and amortization expense for each segment are as follows (in millions):

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	April 1, 2017
Depreciation and amortization(1):
Versace	$9	$—	$—
Jimmy Choo	34	13	—
Michael Kors	182	195	220
Total depreciation and amortization	$225	$208	$220

(1)	Excluded from the above table are impairment charges, which are detailed in the below table and in Note 7, Note 8 and Note 13.
The Company does not have identifiable assets separated by segment. See Note 8 to the accompanying consolidated financial statements for the Company’s goodwill by reportable segment.
Total revenue (based on country of origin) and long-lived assets by geographic location are as follows (in millions):

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	April 1, 2017
Revenue:
The Americas (U.S., Canada and Latin America)(1)	$3,182	$3,033	$3,141
EMEA	1,279	1,093	944
Asia	777	593	409
Total revenue	$5,238	$4,719	$4,494

	As of
	March 30, 2019	March 31, 2018	April 1, 2017
Long-lived assets:
The Americas (U.S., Canada and Latin America)(1)	$319	$328	$356
EMEA	2,123	1,050	198
Asia	466	441	456
Total Long-lived assets:	$2,908	$1,819	$1,010

(1)
Net revenues earned in the U.S. during Fiscal 2019, Fiscal 2018, and Fiscal 2017 were $2.972 billion, $2.818 billion and $2.935 billion, respectively. Long-lived assets located in the U.S. as of March 30, 2019 and March 31, 2018 were $296 million and $303 million, respectively.

Total revenue by major product category are as follows (in millions):

	Fiscal Years Ended
	March 30, 2019	% of Total	March 31, 2018	% of Total	April 1, 2017	% of Total
Accessories	$3,139	59.9%	$3,057	64.8%	$3,062	68.1%
Footwear	1,023	19.5%	657	13.9%	462	10.3%
Apparel	698	13.3%	605	12.8%	543	12.1%
Licensed product	218	4.2%	250	5.3%	281	6.3%
Licensing revenue	156	3.0%	150	3.2%	146	3.2%
Home	4	0.1%	—	—%	—	—%
Total Revenue	$5,238		$4,719		$4,494
21. Related Party Transactions
The Company’s Chief Creative Officer for the Michael Kors brand, and the Company’s Chief Executive Officer, John Idol, and certain of the Company’s former shareholders, including Sportswear Holdings Limited, jointly owned Michael Kors Far East Holdings Limited, a BVI company, prior to the Company’s acquisition of MKHKL on May 31, 2016, which eliminated their ownership interests. On April 1, 2011, the Company entered into certain licensing agreements with certain subsidiaries of Michael Kors Far East Holdings Limited, including MKHKL, (the “Licensees”), which provided the Licensees with certain exclusive rights for use of the Company’s trademarks within China, Hong Kong, Macau and Taiwan, and to import, sell, advertise and promote certain of the Company’s products in these regions, as well as to own and operate stores bearing the Company’s tradenames. The agreements between the Company and the Licensees were scheduled to expire on March 31, 2041, and could be terminated by the Company at certain intervals if minimum sales benchmarks were not met. Royalties earned under these agreements were approximately $1 million during the two months ended May 31, 2016 preceding the acquisition, driven by Licensee adjusted net sales of the Company’s goods, as defined in the licensing agreement, to their customers of approximately $29 million. In addition, the Company sold certain inventory items to the Licensees through its wholesale segment at terms consistent with those of similar licensees in the region. During the two months ended May 31, 2016 preceding the acquisition, amounts recognized as net sales in the Company’s consolidated statement of operations and comprehensive income related to these sales were approximately $8 million. Please refer to Note 4 for additional information relating to the Company’s acquisition of MKHKL on May 31, 2016.
A former executive officer of the Company (who is no longer a related party as of October 31, 2016) is married to a former employee of one of the Company’s suppliers of fixtures for its shop-in-shops, retail stores and showrooms. Purchases from this supplier, while deemed to be a related party, were approximately $2 million during Fiscal 2017.

22. Selected Quarterly Financial Information (Unaudited)
The following table summarizes the Fiscal 2019 and Fiscal 2018 quarterly results (dollars in millions):

	Fiscal Quarter Ended (1)
	June 30, 2018		September 29, 2018		December 29, 2018		March 30, 2019
Fiscal 2019
Total revenue	$1,203		$1,253		$1,438		$1,344
Gross profit	$751		$763		$873		$793
Income from operations	$215	(2)	$190	(3)	$290	(4)	$40	(5)
Net income	$186		$137		$200		$19
Net income attributable to Capri	$186		$138		$200		$19
Weighted average ordinary shares outstanding:
Basic	149,502,101		149,575,112		149,183,049		150,801,608
Diluted	152,399,655		151,705,685		150,268,424		152,083,632

	Fiscal Quarter Ended (1)
	July 1, 2017		September 30, 2017		December 30, 2017		March 31, 2018
Fiscal 2018
Total revenue	$952		$1,147		$1,440		$1,180
Gross profit	$575		$691		$884		$709
Income from operations	$149		$199	(6)	$314	(7)	$87	(8)
Net income	$126		$202		$220		$44
Net income attributable to Capri	$126		$202		$220		$44
Weighted average ordinary shares outstanding:
Basic	154,486,898		151,781,340		152,047,963		150,818,144
Diluted	156,871,518		154,168,094		154,623,339		154,252,751

(1)	All fiscal quarters presented contain 13 weeks.

(2)	Fiscal quarter ended June 30, 2018 includes impairment charges of $4 million, restructuring charges of $4 million and acquisition-related transition costs of $7 million.

(3)	Fiscal quarter ended September 29, 2018 includes impairment charges of $7 million, acquisition-related transition costs of $16 million and restructuring charges of $2 million.

(4)	Fiscal quarter ended December 29, 2018 includes impairment charges of $6 million, acquisition-related transaction and transition costs of $12 million, and restructuring charges of $8 million.

(5)	Fiscal quarter ended March 30, 2019 includes impairment charges of $4 million, acquisition-related transaction and transition costs of $44 million, and restructuring charges of $31 million.

(6)	Fiscal quarter ended September 30, 2017 includes impairment charges of $16 million, acquisition-related transaction and transition costs of $16 million, and restructuring charges of $6 million.

(7)	Fiscal quarter ended December 30, 2017 includes impairment charges of $3 million, acquisition-related transaction and transition costs of $26 million, and restructuring charges of $2 million.

(8)	Fiscal quarter ended March 31, 2018 includes impairment charges of $14 million, and acquisition-related transaction and transition costs of $7 million, and restructuring charges of $44 million.
See Note 10 for additional information related to acquisition-related transaction and transition costs, as well as restructuring charges and Note 13 for additional information related to impairment charges.

23. Non-cash Investing Activities

Significant non-cash investing activities for Fiscal 2019, Fiscal 2018, and Fiscal 2017 included non-cash allocations of the fair values of the net assets acquired in connection with the Company’s acquisitions of Versace, Jimmy Choo and MKHKL, respectively. In addition, non-cash investing activities for Fiscal 2019 included an investment of 2.4 million of the Company’s ordinary shares made by the Versace family at acquisition date, which was valued at $91 million. See Note 4 for additional information.
There were no other significant non-cash investing or financing activities during the fiscal periods presented.