Form 10-Q
period 2019-06-29
Capri Holdings Ltd
filed 2019-08-13
CIK 1530721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-35368

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
As of August 2, 2019, Capri Holdings Limited had 151,579,407 ordinary shares outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 29, 2019	March 30, 2019
Assets
Current assets
Cash and cash equivalents	$160	$172
Receivables, net	310	383
Inventories	1,016	953
Prepaid expenses and other current assets	224	221
Total current assets	1,710	1,729
Property and equipment, net	608	615
Operating lease right-of-use assets	1,718	—
Intangible assets, net	2,250	2,293
Goodwill	1,652	1,659
Deferred tax assets	149	112
Other assets	221	242
Total assets	$8,308	$6,650
Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Current liabilities
Accounts payable	$355	$371
Accrued payroll and payroll related expenses	96	133
Accrued income taxes	36	34
Current operating lease liabilities	384	—
Short-term debt	514	630
Accrued expenses and other current liabilities	283	374
Total current liabilities	1,668	1,542
Long-term operating lease liabilities	1,754	—
Deferred rent	—	132
Deferred tax liabilities	431	438
Long-term debt	1,917	1,936
Other long-term liabilities	210	166
Total liabilities	5,980	4,214
Commitments and contingencies
Redeemable noncontrolling interest	4	4
Shareholders’ equity
Ordinary shares, no par value; 650,000,000 shares authorized; 216,742,279 shares issued and 151,565,342 outstanding at June 29, 2019; 216,050,939 shares issued and 150,932,306 outstanding at March 30, 2019	—	—
Treasury shares, at cost (65,176,937 shares at June 29, 2019 and 65,118,633 shares at March 30, 2019)	(3,225)	(3,223)
Additional paid-in capital	1,039	1,011
Accumulated other comprehensive loss	(93)	(66)
Retained earnings	4,600	4,707
Total shareholders’ equity of Capri	2,321	2,429
Noncontrolling interest	3	3
Total shareholders’ equity	2,324	2,432
Total liabilities and shareholders’ equity	$8,308	$6,650
See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended
	June 29, 2019	June 30, 2018
Total revenue	$1,346	$1,203
Cost of goods sold	512	452
Gross profit	834	751
Selling, general and administrative expenses	598	465
Depreciation and amortization	60	56
Impairment of long-lived assets	97	4
Restructuring and other charges (1)	15	11
Total operating expenses	770	536
Income from operations	64	215
Other income, net	(2)	(1)
Interest expense, net	13	8
Foreign currency loss	2	3
Income before provision for income taxes	51	205
Provision for income taxes	6	19
Net income attributable to Capri	$45	$186

Weighted average ordinary shares outstanding:
Basic	151,049,572	149,502,101
Diluted	152,334,153	152,399,655
Net income per ordinary share attributable to Capri:
Basic	$0.30	$1.25
Diluted	$0.30	$1.22

Statements of Comprehensive Income:
Net income	$45	$186
Foreign currency translation adjustments	(25)	(103)
Net (loss) gain on derivatives	(2)	12
Comprehensive income attributable to Capri	$18	$95

(1)
Restructuring and other charges includes store closure costs recorded in connection with the Michael Kors Retail Fleet Optimization Plan (as defined in Note 10) and other restructuring initiatives, and costs recorded in connection with the acquisitions of Gianni Versace S.r.l and Jimmy Choo Group Limited.

See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions, except share data which is in thousands)
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity of Capri	Non-controlling Interests	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at March 30, 2019, as previously reported	216,051	$—	$1,011	(65,119)	$(3,223)	$(66)	$4,707	$2,429	$3	$2,432
Adoption of accounting standards (See Note 2)	—	—	—	—	—	—	(152)	(152)	—	(152)
Balance as of March 31, 2019	216,051	—	1,011	(65,119)	(3,223)	(66)	4,555	2,277	3	2,280
Net income	—	—	—	—	—	—	45	45	—	45
Other comprehensive loss	—	—	—	—	—	(27)	—	(27)	—	(27)
Total comprehensive income	—	—	—	—	—	—	—	18	—	18
Vesting of restricted awards, net of forfeitures	691	—	—	—	—	—	—	—	—	—
Equity compensation expense	—	—	28	—	—	—	—	28	—	28
Purchase of treasury shares	—	—	—	(58)	(2)	—	—	(2)	—	(2)
Balance at June 29, 2019	216,742	$—	$1,039	(65,177)	$(3,225)	$(93)	$4,600	$2,321	$3	$2,324

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity of MKHL	Non-controlling Interests	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at March 31, 2018, as previously reported	210,991	$—	$831	(61,293)	$(3,016)	$51	$4,152	$2,018	$4	$2,022
Adoption of accounting standard	—	—	—	—	—	—	12	12	—	12
Balance as of April 1, 2018	210,991	—	831	(61,293)	(3,016)	51	4,164	2,030	4	2,034
Net income	—	—	—	—	—	—	186	186	—	186
Other comprehensive loss	—	—	—	—	—	(91)	—	(91)	—	(91)
Total comprehensive income	—	—	—	—	—	—	—	95	—	95
Vesting of restricted awards, net of forfeitures	600	—	—	—	—	—	—	—	—	—
Exercise of employee share options	619	—	6	—	—	—	—	6	—	6
Equity compensation expense	—	—	13	—	—	—	—	13	—	13
Purchase of treasury shares	—	—	—	(1,748)	(106)	—	—	(106)	—	(106)
Balance at June 30, 2018	212,210	$—	$850	(63,041)	$(3,122)	$(40)	$4,350	$2,038	$4	$2,042

See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	June 29, 2019	June 30, 2018
Cash flows from operating activities
Net income	$45	$186
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60	56
Equity compensation expense	28	13
Losses on store lease exits	—	2
Deferred income taxes	2	13
Impairment of long-lived assets	97	4
Changes to lease related balances, net	(16)	—
Tax deficit (benefit) on exercise of share options	2	(11)
Amortization of deferred financing costs	1	1
Foreign currency losses	2	3
Change in assets and liabilities:
Receivables, net	73	24
Inventories	(63)	(52)
Prepaid expenses and other current assets	(32)	(21)
Accounts payable	(8)	(4)
Accrued expenses and other current liabilities	(51)	(32)
Other long-term assets and liabilities	18	24
Net cash provided by operating activities	158	206
Cash flows from investing activities
Capital expenditures	(54)	(41)
Cash paid for business acquisitions, net of cash acquired	(1)	—
Settlement of a net investment hedges	23	—
Net cash used in investing activities	(32)	(41)
Cash flows from financing activities
Debt borrowings	390	434
Debt repayments	(526)	(487)
Repurchase of treasury shares	(2)	(106)
Exercise of employee share options	—	6
Net cash used in financing activities	(138)	(153)
Effect of exchange rate changes on cash and cash equivalents	—	(5)
Net (decrease) increase in cash and cash equivalents	(12)	7
Beginning of period	172	163
End of period	$160	$170
Supplemental disclosures of cash flow information
Cash paid for interest	$30	$13
Cash paid for income taxes	$12	$24
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$23	$28
See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Business and Basis of Presentation
The Company was incorporated in the British Virgin Islands (“BVI”) on December 13, 2002 as Michael Kors Holdings Limited and changed its name to Capri Holdings Limited (“Capri,” and together with its subsidiaries, the “Company”) on December 31, 2018. The Company is a holding company that owns brands that are leading designers, marketers, distributors and retailers of branded women’s and men’s accessories, apparel and footwear bearing the Versace, Jimmy Choo and Michael Kors tradenames and related trademarks and logos. The Company completed the acquisition of Gianni Versace S.r.l. (“Versace”) on December 31, 2018. As a result, the Company now operates in three reportable segments: Versace, Jimmy Choo and Michael Kors. See Note 18 for additional information.
The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned or controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The interim consolidated financial statements as of June 29, 2019 and for the three months ended June 29, 2019 and June 30, 2018 are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with U.S. GAAP. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended March 30, 2019, as filed with the Securities and Exchange Commission on May 29, 2019, in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full fiscal year.
The Company utilizes a 52 to 53 week fiscal year ending on the Saturday closest to March 31. As such, the term “Fiscal Year” or “Fiscal” refers to the 52-week or 53-week period, ending on that day. The results for the three months ended June 29, 2019 and June 30, 2018, are based on 13-week periods.
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to use judgment and make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. The most significant assumptions and estimates involved in preparing the financial statements include allowances for customer deductions, sales returns, sales discounts and doubtful accounts, estimates of gift card breakage, estimates of inventory recovery, the valuation of share-based compensation, valuation of deferred taxes and the valuation of and the estimated useful lives used for amortization and depreciation of intangible assets and property and equipment. Actual results could differ from those estimates.
Reclassifications
Certain reclassifications have been made to the prior periods’ financial information in order to conform to the current period’s presentation, including the realignment of the Company’s segment reporting structure in the fourth quarter of Fiscal 2019, as further described in Note 18.
Seasonality
The Company experiences certain effects of seasonality with respect to its business. The Company generally experiences greater sales during its third fiscal quarter, primarily driven by holiday season sales, and the lowest sales during its first fiscal quarter.
Inventories
Inventories mainly consist of finished goods with the exception of raw materials inventory of $23 million and $25 million, respectively, recorded on the Company’s consolidated balance sheets as of June 29, 2019 and March 30, 2019.

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
Net Investment Hedges
The Company also uses fixed-to-fixed cross currency swap agreements to hedge its net investments in foreign operations against future volatility in the exchange rates between its U.S. Dollars and these foreign currencies. The Company has elected the spot method of designating these contracts under ASU 2017-12 and has designated these contracts as net investment hedges. The net gain or loss on the net investment hedge is reported within foreign currency translation gains and losses (“CTA”), as a component of accumulated other comprehensive income (loss) on the Company’s consolidated balance sheets. Interest accruals and coupon payments are recognized directly in interest expense in the Company’s statement of operations and comprehensive income. Upon discontinuation of a hedge, all previously recognized amounts remain in CTA until the hedged net investment is sold, diluted, or liquidated.
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

The components of the calculation of basic net income per ordinary share and diluted net income per ordinary share are as follows (in millions, except share and per share data):

	Three Months Ended
	June 29, 2019	June 30, 2018
Numerator:
Net income attributable to Capri	$45	$186
Denominator:
Basic weighted average shares	151,049,572	149,502,101
Weighted average dilutive share equivalents:
Share options and restricted shares/units, and performance restricted share units	1,284,581	2,897,554
Diluted weighted average shares	152,334,153	152,399,655

Basic net income per share (1)	$0.30	$1.25
Diluted net income per share (1)	$0.30	$1.22

(1)	Basic and diluted net income per share are calculated using unrounded numbers.
Share equivalents of 2,374,578 shares and 648,398 shares for the three months ended June 29, 2019 and June 30, 2018, respectively, have been excluded from the above calculations due to their anti-dilutive effect.
See Note 2 in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2019 for a complete disclosure of the Company’s significant accounting policies.
Recently Adopted Accounting Pronouncements
Lease Accounting
On March 31, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet for all leases, except certain short-term leases. In evaluating the impact of ASU 2016-02, the Company considered guidance provided by several additional ASUs issued by the FASB, including ASU 2018-01, “Land Easement Practical Expedient for Transition to Topic 842” in January 2018, ASU 2018-10, “Codification Improvements to Topic 842, Leases” and ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” both issued in July 2018, and ASU 2018-20, “Leases (Topic 842) - Narrow-Scope Improvements for Lessors” issued in December 2018. In connection with its implementation of ASU 2016-02, the Company adopted the package of three practical expedients, allowing it to carry forward its previous lease classification and embedded lease evaluations and not to reassess initial direct costs as of the date of adoption. The Company also adopted, the practical expedient allowing it to combine lease and non-lease components for its real estate leases. Lastly, the Company adopted the practical expedient provided by ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” allowing it to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without restating the comparative prior year periods.
The Company’s existing lease obligations, which relate to stores, corporate locations, warehouses, and equipment, are subject to the new standard and resulted in recording of lease liabilities and right-of-use assets for operating leases on the Company’s consolidated balance sheet.

The below table details the balance sheet adjustments recorded on March 31, 2019 in connection with the Company’s adoption of ASU 2016-02 (in millions):

	March 30, 2019 As Reported under ASC 840	ASC 842 Adjustments		March 31, 2019 As Reported Under ASC 842
Assets
Prepaid expenses and other current assets	$221	$(23)	(1)	$198
Operating lease right-of-use assets	—	1,856	(2)	1,856
Intangible assets, net	2,293	(20)	(3)	2,273
Deferred tax assets	112	38	(4)	150
Liabilities
Current portion of operating lease liabilities	—	386	(5)	386
Accrued expenses and other current liabilities	374	(72)	(6)	302
Long-term portion of operating lease liabilities	—	1,828	(5)	1,828
Deferred Rent	132	(132)	(7)	—
Deferred tax liabilities	438	(7)	(4)	431
Shareholders’ Equity
Retained earnings	4,707	(152)	(4)	4,555

(1)	Represents the reclassification of rent paid in advance to current operating lease liabilities.

(2)
Represents the recognition of operating lease right-of-use assets, reflecting the reclassifications of deferred rent, sublease liabilities, tenant allowances and favorable and unfavorable lease rights. This balance also reflects the initial impairments of the right-of-use assets recorded through retained earnings, as described below.

(3)	Represents the reclassifications favorable and unfavorable purchase accounting adjustments for leases recorded in conjunction with the Company’s acquisitions to operating lease right-of-use assets.

(4)
Represents the initial impairment recognized through retained earnings for certain underperforming retail store locations for which fixed assets were previously impaired, net of associated deferred taxes.

(5)	Represents the recognition of current and non-current lease liabilities for fixed payments associated with the Company’s operating leases.

(6)
Represents the reclassification of $54 million in sublease liabilities, primarily related to Michael Kors retail stores closed under the Company’s Retail Fleet Optimization Plan as described in Note 10, as well as the reclassification of $18 million of deferred rent and tenant allowances to operating lease right-of-use assets.

(7)	Represents the reclassification of noncurrent deferred rent and tenant improvement allowances to operating lease right-of-use assets.
See Note 4 for additional disclosures related to the Company’s lease accounting policy.
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
Gift Cards. The Company sells gift cards that can be redeemed for merchandise, resulting in a contract liability recorded upon issuance. Revenue is recognized when the gift card is redeemed or upon “breakage” for the estimated portion of gift cards that are not expected to be redeemed. “Breakage” revenue is calculated under the proportional redemption methodology, which considers the historical patterns of redemption in jurisdictions where the Company is not required to remit the value of the unredeemed gift cards as unclaimed property. The Company anticipates that substantially all of its outstanding gift cards will be redeemed within the next 12 months. The contract liability related to gift cards, net of estimated “breakage,” was $12 million and $13 million as of June 29, 2019 and March 30, 2019, respectively, and is included in accrued expenses and other current liabilities in the Company’s consolidated balance sheet.
Loyalty Program. The Company offers a loyalty program, which allows its Michael Kors customers to earn points on qualifying purchases toward monetary and non-monetary rewards, which may be redeemed for purchases at Michael Kors retail stores and e-commerce sites. The Company defers a portion of the initial sales transaction based on the estimated relative fair value of the benefits based on projected timing of future redemptions and historical activity. These amounts include estimated “breakage” for points that are not expected to be redeemed. The contract liability, net of an estimated “breakage,” of $3 million as of both June 29, 2019 and March 30, 2019 is recorded as a reduction to revenue in the consolidated statements of income and comprehensive income and within accrued expenses and other current liabilities in the Company’s consolidated balance sheet and is expected to be recognized within the next 12 months.
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
The Company recognizes royalty revenue and advertising contributions based on the percentage of sales made by the licensees. Advertising contributions are received to support the Company’s branded advertising and marketing campaigns and are viewed as part of a single performance obligation with the right to access the Company’s trademarks. Royalty revenue generated from licenses, which includes contributions for advertising, may be subject to contractual minimum levels, as defined in the contract. Such minimums are generally fixed annually, based on the previous year’s sales. Licensing revenue is based on reported current period sales of licensed products at rates that are specified in the license agreements for contracts that are expected to exceed the related guaranteed minimums. If the Company expects the minimum guaranteed amounts to exceed amounts calculated based on actual sales, the guaranteed minimums are recognized ratably over the contractual year to which they relate. Generally the Company’s guaranteed minimum royalty amounts due from licensees relate to contractual periods that do not exceed 12 months, however, some of our guaranteed minimums for Versace are multi-year based. As of June 29, 2019, contractually guaranteed minimum fees from our license agreements expected to be recognized as revenue during future periods were as follows (in millions):

Contractually Guaranteed Minimum Fees

Remainder of Fiscal 2020	$20
Fiscal 2021	27
Fiscal 2022	27
Fiscal 2023	20
Fiscal 2024	10
Fiscal 2025 and thereafter	36
Total	$140

Sales Returns
For the sale of goods with a right of return, the Company recognizes revenue for the consideration to which it expects to be entitled and a refund liability for the amount it expects to refund to its customers within accrued expenses and other current liabilities. The refund liability is determined based on the most likely amount and is based on management’s review of historical and current customer returns for its retail and wholesale customers, estimated future returns, adjusted for non-resalable products. The Company also considers its product strategies, as well as the financial condition of its customers, store closings by wholesale customers, changes in the retail environment and other macroeconomic factors. The Company recognizes an asset with a corresponding adjustment to cost of sales for the right to recover the products from its retail and wholesale customers, net of any costs to resell. The refund liability recorded as of June 29, 2019 and March 30, 2019 was $36 million and $35 million, respectively, and the related asset for the right to recover returned product as of June 29, 2019 and March 30, 2019 was $12 million in each period.
Contract Balances
The Company’s contract liabilities are recorded within accrued expenses and other current liabilities and other long-term liabilities in its consolidated balance sheets depending on the short or long-term nature of the payments to be recognized. The Company’s contract liabilities primarily consist of gift card liabilities, loyalty program liabilities and advanced payments from product licensees. Total contract liabilities were $27 million and $31 million as of June 29, 2019 and March 30, 2019, respectively. For the three months ended June 29, 2019, the Company recognized $14 million in revenue which related to contract liabilities that existed at March 30, 2019. There were no contract assets recorded as of June 29, 2019 and March 30, 2019.
There were no changes in historical variable consideration estimates that were materially different from actual results.

Disaggregation of Revenue
The following table presents the Company’s segment revenues disaggregated by geographic location (in millions):

	Three Months Ended
	June 29, 2019	June 30, 2018
Versace revenue - the Americas	$44	$—
Versace revenue - EMEA	92	—
Versace revenue - Asia	71	—
Total Versace	207	—

Jimmy Choo revenue - the Americas	30	26
Jimmy Choo revenue - EMEA	79	102
Jimmy Choo revenue - Asia	49	45
Total Jimmy Choo	158	173

Michael Kors revenue - the Americas	655	692
Michael Kors revenue - the EMEA	189	200
Michael Kors revenue - the Asia	137	138
Total Michael Kors	981	1,030

Total revenue - the Americas	729	718
Total revenue - EMEA	360	302
Total revenue - Asia	257	183
Total revenue	$1,346	$1,203

4. Leases
The Company leases retail stores, office space and warehouse space under operating lease agreements that expire at various dates through September 2043. The Company’s leases generally have terms of up to 10 years, generally require a fixed annual rent and may require the payment of additional rent if store sales exceed a negotiated amount. Although most of the Company’s equipment is owned, the Company has limited equipment leases that expire on various dates through April 2023. The Company acts as sublessor in certain leasing arrangements, primarily related to closed stores under its Retail Fleet Optimization Plan. Fixed sublease payments received are recognized on a straight-line basis of over the sublease term. The Company determines the sublease term based on the date it provides possession to the subtenant through the expiration date of the sublease.
The Company recognizes right-of-use assets and lease liabilities at lease commencement date, based on the present value of fixed lease payments over the expected lease term. The Company uses its incremental borrowing rates to determine the present value of fixed lease payments based on the information available at the lease commencement date, as the rate implicit in the lease is not readily determinable for the Company’s leases. The Company’s incremental borrowing rates are based on the term of the leases, the economic environment of the leases, and reflect the rate it would pay to borrow on a secured basis. Certain leases include one or more renewal options, generally for the same period as the initial term of the lease. The exercise of lease renewal options is generally at the Company’s sole discretion and as such, the Company typically determines that exercise of these renewal options is not reasonably certain. As a result, the Company generally does not include the renewal option period in the expected lease term and the associated lease payments are not included in the measurement of the right-of-use asset and lease liability. Certain leases also contain termination options with an associated penalty. Generally, the Company is reasonably certain not to exercise these options and as such, they are not included in the determination of the expected lease term. The Company recognizes operating lease expense on a straight-line basis over the lease term.
Leases with an initial lease term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for its short-term leases on a straight-line basis over the lease term.

The Company’s leases generally provide for payments of non-lease components, such as common area maintenance, real estate taxes and other costs associated with the leased property. The Company accounts for lease and non-lease components of its real estate leases together as a single lease component and, as such, includes fixed payments of non-lease components in the measurement of the right-of-use assets and lease liabilities for its real estate leases. Variable lease payments, such as percentage rentals based on location sales, periodic adjustments for inflation, reimbursement of real estate taxes, any variable common area maintenance and any other variable costs associated with the leased property are expensed as incurred as variable lease costs and are not recorded on the balance sheet. The Company’s lease agreements do not contain any material residual value guarantees or material restrictions or covenants.
The following table presents the Company’s supplemental balance sheet information related to leases (in millions):

	Balance Sheet Location	June 29, 2019
Assets
Operating leases	Operating lease right-of-use assets	$1,718

Liabilities
Current:
Operating leases	Current portion of operating lease liabilities	$384
Non-current:
Operating leases	Long-term portion of operating lease liabilities	$1,754

The components of net lease costs for the three months ended June 29, 2019 was as follows (in millions):

		Three Months Ended
	Statement of Operations and Comprehensive Income Location	June 29, 2019
Operating lease cost	Selling, general and administrative expenses	$109
Short-term lease cost	Selling, general and administrative expenses	10
Variable lease cost	Selling, general and administrative expenses	40
Sublease income	Selling, general and administrative expenses	(1)
Total lease cost		$158
The following table presents the Company’s supplemental cash flow information related to leases (in millions):

Three Months Ended
June 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$120
Non-cash transactions:
Lease assets obtained in exchange for new lease liabilities	$30

The following tables summarizes the weighted average remaining lease term and weighted average discount rate related to the Company’s right-of-use assets and lease liabilities recorded on the balance sheet as of June 29, 2019:

June 29, 2019
Operating leases:
Weighted average remaining lease term (years)	6.6
Weighted average discount rate	2.9%

At June 29, 2019, the future minimum lease payments under the terms of these noncancelable operating lease agreements are as follows (in millions):

June 29, 2019
Remainder of Fiscal 2020	$352
Fiscal 2021	432
Fiscal 2022	373
Fiscal 2023	320
Fiscal 2024	268
Thereafter	659
Total lease payments	2,404
Less: interest	(266)
Total lease liabilities	$2,138
At June 29, 2019, the future minimum sublease income under the terms of these noncancelable operating lease agreements are as follows (in millions):

June 29, 2019
Remainder of Fiscal 2020	$4
Fiscal 2021	6
Fiscal 2022	5
Fiscal 2023	5
Fiscal 2024	4
Thereafter	16
Total sublease income	$40
Additionally, the Company had approximately $83 million of future payment obligations related to executed lease agreements for which the related lease has not yet commenced as of June 29, 2019.
5. Acquisitions
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
Versace’s results of operations have been included in our consolidated financial statements beginning on December 31, 2018. Versace contributed total revenue of $207 million and a net loss from operations of $3 million, after amortization of non-cash purchase accounting adjustments, for the three months ended May 31, 2019 (reflecting a one-month reporting lag).
As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period. See Note 4 in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2019 for additional disclosures relating to the Company’s acquisitions.

6. Receivables, net
Receivables, net, consist of (in millions):

	June 29, 2019	March 30, 2019
Trade receivables (1)	$387	$459
Receivables due from licensees	16	23
	403	482
Less: allowances	(93)	(99)
	$310	$383

(1)	As of June 29, 2019 and March 30, 2019, $226 million and $317 million, respectively, of trade receivables were insured.
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
The Company’s allowance for doubtful accounts is determined through analysis of periodic aging of receivables that are not covered by insurance and assessments of collectability based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers and the impact of general economic conditions. The past due status of a receivable is based on its contractual terms. Amounts deemed uncollectible are written off against the allowance when it is probable the amounts will not be recovered. Allowance for doubtful accounts was $16 million and $18 million, respectively, as of June 29, 2019 and March 30, 2019. The Company had immaterial amounts of bad debt provisions for both periods presented.
7. Property and Equipment, net
Property and equipment, net, consists of (in millions):

	June 29, 2019	March 30, 2019
Leasehold improvements	$654	$639
Computer equipment and software	305	292
Furniture and fixtures	297	292
In-store shops	272	270
Equipment	125	123
Building	48	47
Land	18	15
	1,719	1,678
Less: accumulated depreciation and amortization	(1,169)	(1,115)
	550	563
Construction-in-progress	58	52
	$608	$615

Depreciation and amortization of property and equipment for each of the three months ended June 29, 2019 and June 30, 2018 was $47 million. During the three months ended June 29, 2019, the Company recorded fixed asset impairment charges of $13 million, $11 million of which related to determining asset groups for the Company's premier store locations at an individual store level, $7 million of which related to Michael Kors and $4 million related to Jimmy Choo (see Note 13). During the three months ended June 30, 2018, the Company recorded fixed asset impairment charges of $3 million, which were related to underperforming Michael Kors full-price retail store locations, some of which related to the Retail Fleet Optimization Plan.

8. Intangible Assets and Goodwill
The following table details the carrying values of the Company’s intangible assets other than goodwill (in millions):

	June 29, 2019		March 30, 2019
Definite-lived intangible assets:
Reacquired Rights	$400		$400
Trademarks	23		23
Key Money (1)	71		96
Customer Relationships	412	(2)	415
Total definite-lived intangible assets	906		934
Less: accumulated amortization	(155)		(143)
Net definite-lived intangible assets	751		791

Indefinite-lived intangible assets:
Jimmy Choo brand	557	(2)	572
Versace brand	942	(2)	930
	1,499		1,502

Total intangible assets, excluding goodwill	$2,250		$2,293

Goodwill	$1,652	(2)	$1,659

(1)	The March 30, 2019 balance includes certain lease rights that were reclassified to the right-of-use asset as part of the adoption of ASC 842.

(2)	The change in the carrying values since March 30, 2019 reflects currency translation.
Amortization expense for the Company’s definite-lived intangible assets for the three months ended June 29, 2019 and June 30, 2018 was $13 million and $9 million, respectively. During the three months ended June 29, 2019, the Company recorded impairment charges of $5 million related to intangible assets associated with its premier Michael Kors store locations (see Note 13 for further information). Impairment charges recorded during the three months ended June 30, 2018 were $1 million. There were no goodwill or other indefinite-lived intangible asset impairment charges recorded during any of the periods presented.
9. Current Assets and Current Liabilities
Prepaid expenses and other current assets consist of the following (in millions):

	June 29, 2019	March 30, 2019
Prepaid taxes	$154	$125
Prepaid rent (1)	—	24
Interest receivable related to net investment hedges	7	11
Prepaid fixed assets	7	7
Prepaid advertising	5	5
Other	51	49
	$224	$221

Accrued expenses and other current liabilities consist of the following (in millions):

	June 29, 2019	March 30, 2019
Other taxes payable	$61	$47
Return liabilities	36	35
Accrued capital expenditures	23	25
Accrued rent (2)	17	34
Gift cards and retail store credits	12	13
Professional services	12	12
Accrued litigation	12	11
Accrued advertising and marketing	9	10
Accrued purchases and samples	9	29
Advance royalties	9	6
Accrued interest	5	10
Restructuring liability (1)	5	64
Other	73	78
	$283	$374

(1)
In connection with the adoption of ASU 2016-02, certain lease related assets and liabilities were reflected within operating lease right-of-use assets and liabilities as of June 29, 2019. See Note 2 and Note 4 for additional information.

(2)	The accrued rent balance relates to variable lease payments.
10. Restructuring and Other Charges
Retail Fleet Optimization Plan
On May 31, 2017, the Company announced that it plans to close between 100 and 125 of its Michael Kors retail stores in order to improve the profitability of its retail store fleet (“Retail Fleet Optimization Plan”). The Company anticipates finalizing the remainder of the planned store closures under the Retail Fleet Optimization Plan by the end of Fiscal 2020. The Company expects to incur approximately $100 - $125 million of one-time costs associated with these store closures. Collectively, the Company anticipates lower depreciation and amortization expense as a result of the impairment charges recorded once these initiatives are completed.
During the three months ended June 29, 2019, the Company closed 13 of its Michael Kors retail stores under the Retail Fleet Optimization Plan, for a total of 113 stores closed since plan inception. Restructuring charges recorded in connection with the Retail Fleet Optimization Plan during the three months ended June 29, 2019 were $1 million. The below table presents a rollforward of the Company’s remaining restructuring liability related to this plan (in millions):

	Severance and benefit costs	Lease-related and other costs	Total
Balance at March 30, 2019	$2	$53	$55
ASC 842 (Leases) Adjustment (1)	—	(46)	(46)
Balance at March 31, 2019	2	7	9
Additions charged to expense	—	1	1
Payments	—	(5)	(5)
Balance at June 29, 2019	$2	$3	$5

(1)	Consists of the reclassification of sublease liabilities to an offset of the related right-of-use asset due to the adoption of ASC 842. See Note 2 and Note 4 for further information.

During the three months ended June 30, 2018, the Company recorded restructuring charges of $4 million under the Retail Fleet Optimization Plan, which were comprised of lease-related charges.

Other Restructuring Charges
In addition to the restructuring charges related to the Retail Fleet Optimization Plan, the Company incurred charges of $2 million relating to Jimmy Choo lease-related charges during the three months ended June 29, 2019.
Other Costs
During the three months ended June 29, 2019, the Company recorded costs of $12 million, which included $7 million in connection with the acquisition of Versace and $5 million in connection with the Jimmy Choo acquisition.
During the three months ended June 30, 2018, the Company recorded costs of $7 million in connection with the Jimmy Choo acquisition.
11. Debt Obligations
The following table presents the Company’s debt obligations (in millions):

	June 29, 2019	March 30, 2019
Term Loan	$1,560	$1,580
Revolving Credit Facilities	434	550
4.000% Senior Notes due 2024	450	450
Other	1	1
Total debt	2,445	2,581
Less: Unamortized debt issuance costs	12	13
Less: Unamortized discount on long-term debt	2	2
Total carrying value of debt	2,431	2,566
Less: Short-term debt	514	630
Total long-term debt	$1,917	$1,936

Senior Unsecured Revolving Credit Facility
The 2018 Credit Facility requires the Company to maintain a leverage ratio as of the end of each fiscal quarter of no greater than 3.75 to 1. Such leverage ratio is calculated as the ratio of the sum of total indebtedness as of the date of the measurement plus six times the consolidated rent expense for the last four consecutive fiscal quarters, to Consolidated EBITDAR (as defined below) for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined as consolidated net income plus income tax expense, net interest expense, depreciation and amortization expense, consolidated rent expense and other non-cash charges, subject to certain additions and deductions. The 2018 Credit Facility also includes covenants that limit additional indebtedness, guarantees, liens, acquisitions and other investments and cash dividends that are customary for financings of this type. As of June 29, 2019, the Company was in compliance with all covenants related to this agreement.
As of June 29, 2019 and March 30, 2019, the Company had borrowings of $422 million and $539 million, respectively, outstanding under the 2018 Revolving Credit Facility, which were recorded within short-term debt in its consolidated balance sheets. In addition, stand-by letters of credit of $17 million were outstanding as of June 29, 2019. At June 29, 2019, the amount available for future borrowings under the 2018 Revolving Credit Facility was $561 million. As of June 29, 2019 and March 30, 2019, the carrying value of borrowings outstanding under the 2018 Term Loan Facility was $1.551 billion and $1.570 billion, respectively, of which $80 million was recorded within short-term debt in each period and $1.471 billion and $1.490 billion, respectively, was recorded within long-term debt in its consolidated balance sheets.
On July 19, 2019, the Company repaid $125 million of borrowings outstanding under the 2018 Term Loan Facility.
See Note 11 to the Company’s Fiscal 2019 Annual Report on Form 10-K for additional information regarding the Company’s credit facilities and debt obligations.

12. Commitments and Contingencies
In the ordinary course of business, the Company is party to various legal proceedings and claims. Although the outcome of such items cannot be determined with certainty, the Company’s management does not believe that the outcome of all pending legal proceedings in the aggregate will have a material adverse effect on its cash flow, results of operations or financial position.
Please refer to the Contractual Obligations and Commercial Commitments disclosure within the Liquidity section of the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2019 for a detailed disclosure of other commitments and contractual obligations as of March 30, 2019.
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

At June 29, 2019 and March 30, 2019, the fair values of the Company’s forward foreign currency exchange contracts and net investment hedges were determined using broker quotations, which were calculations derived from observable market information: the applicable currency rates at the balance sheet date and those forward rates particular to the contract at inception. The Company makes no adjustments to these broker obtained quotes or prices, but assesses the credit risk of the counterparty and would adjust the provided valuations for counterparty credit risk when appropriate. The fair values of the forward contracts are included in prepaid expenses and other current assets, and in accrued expenses and other current liabilities in the consolidated balance sheets, depending on whether they represent assets or liabilities to the Company. The fair values of net investment hedges are included in other assets, as detailed in Note 14.
All contracts are measured and recorded at fair value on a recurring basis and are categorized in Level 2 of the fair value hierarchy, as shown in the following table (in millions):

	Fair value at June 29, 2019 using:			Fair value at March 30, 2019 using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets:
Forward foreign currency exchange contracts	$—	$2	$—	$—	$5	$—
Net investment hedges	—	12	—	—	37	—
Other undesignated derivative contracts	—	1	—	—	—	—
Total derivative assets	$—	$15	$—	$—	$42	$—

Derivative liabilities:
Net investment hedges	$—	$24	$—	$—	$—	$—
Other undesignated derivative contracts	—	4	—	—	5	—
Total derivative liabilities	$—	$28	$—	$—	$5	$—

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

	June 29, 2019		March 30, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
4.000% Senior Notes	$445	$456	$445	$438
Term Loan	$1,551	$1,563	$1,570	$1,574
Revolving Credit Facilities	$434	$434	$550	$550

The Company’s cash and cash equivalents, accounts receivable and accounts payable, are recorded at carrying value, which approximates fair value.
Non-Financial Assets and Liabilities
The Company’s non-financial assets include goodwill, intangible assets and property and equipment. Such assets are reported at their carrying values and are not subject to recurring fair value measurements. The Company’s goodwill and its indefinite-lived intangible assets (Versace and Jimmy Choo brands) are assessed for impairment at least annually during the fourth quarter of each fiscal year, while its other long-lived assets, including operating lease right-of-use assets, fixed assets and definite-lived intangible assets, are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The fair values of these assets were determined based on Level 3 measurements using the Company’s best estimates of the amount and timing of future discounted cash flows, based on historical experience, market conditions, current trends and performance expectations.
The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that carrying amounts of such assets may not be recoverable. This assessment is performed for each long-lived asset group that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The grouping of assets requires a significant amount of judgment. The Company historically grouped certain premier store locations, primarily Michael Kors premier stores, with other Michael Kors stores within the immediate geographic area surrounding the premier store as the Company believed the assets of the store group benefited from the Company’s investments in the premier store.  Due to the Company’s recent significant expansion in luxury retail, as well as its continued growth in its global digital business, the Company reassessed its methodology for evaluating impairment of long-lived assets, including the determination of asset groupings. The Company’s luxury retail business generally operates only premier, more luxurious, retail store locations with consistent investments across its individual stores. As a result, during the quarter ended June 29, 2019, the Company determined that asset groups at an individual store level represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. As a result of this determination, the Company identified impairment indicators at certain premier retail store locations and recorded lease right of use assets and fixed assets impairment charges of $68 million and $11 million, respectively, during the three months ended June 29, 2019, which are included in the impairment charges, detailed in the table below (in millions):

	Three Months Ended June 29, 2019
	Carrying Value Prior to Impairment	Fair Value	Impairment Charge
Operating Lease Right-of-Use Assets	$132	$53	$79
Fixed Assets	$20	$7	$13
Key Money	8	3	5
Total	$160	$63	$97

	Three Months Ended June 30, 2018
	Carrying Value Prior to Impairment	Fair Value	Impairment Charge
Fixed Assets	$5	$2	$3
Lease Rights	2	1	1
Total	$7	$3	$4

In addition to the impairment charges above, the Company recorded an adjustment to reduce its opening balance of retained earnings by $152 million, net of tax, reflecting impairments of right-of-use assets for certain underperforming real estate locations for which the carrying value of the opening right-of-use asset exceeded its related fair value. Fixed assets related to these underperforming locations were fully impaired to the adoption of ASU 2016-02. See Note 2 and Note 4 for additional information.
14. Derivative Financial Instruments
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
Net Investment Hedges
As of June 29, 2019, the Company had multiple fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $3.190 billion to hedge its net investment in Euro-denominated subsidiaries and $44 million to hedge its net investment in Japanese Yen-denominated subsidiaries against future volatility in the exchange rates between U.S. Dollar and these currencies. Under the terms of these contracts, which have maturity dates between January 2022 and June 2026, the Company will exchange the semi-annual fixed rate payments on U.S denominated debt for fixed rate payments of 0% to 1.674% in Euros and 0.89% in Japanese Yen. These contracts have been designated as net investment hedges.
When a cross-currency swap is used as a hedging instrument in a net investment hedge assessed under the spot method, the cross-currency basis spread is excluded from the assessment of hedge effectiveness and is recognized as a reduction in interest expense in the Company’s consolidated statements of operations and comprehensive income. Accordingly, the Company recorded a reduction in interest expense of $15 million and $1 million, respectively, during the three months ended June 29, 2019 and June 30, 2018.

The following table details the fair value of the Company’s derivative contracts, which are recorded on a gross basis in the consolidated balance sheets as of June 29, 2019 and March 30, 2019 (in millions):

			Fair Values
	Notional Amounts		Assets				Liabilities
	June 29, 2019	March 30, 2019	June 29, 2019		March 30, 2019		June 29, 2019		March 30, 2019
Designated forward foreign currency exchange contracts	$156	$166	$2	(1)	$5	(1)	$—		$—
Designated net investment hedge	3,234	2,234	12	(2)	37	(2)	24	(3)	—
Total designated hedges	$3,390	$2,400	$14		$42		$24		$—
Undesignated derivative contracts (5)	191	199	1	(1)	—		4	(4)	5	(4)
Total	$3,581	$2,599	$15		$42		$28		$5

(1)	Recorded within prepaid expenses and other current assets in the Company’s consolidated balance sheets.

(2)	Recorded within other assets in the Company’s consolidated balance sheets.

(3)	Recorded within other long-term liabilities in the Company’s consolidated balance sheets.

(4)	Recorded within accrued expenses and other current liabilities in the Company’s consolidated balance sheets.

(5)	Primarily includes undesignated hedges of foreign currency denominated intercompany balances and inventory purchases.
The Company records and presents the fair values of all of its derivative assets and liabilities in its consolidated balance sheets on a gross basis, as shown in the above table. However, if the Company were to offset and record the asset and liability balances for its derivative instruments on a net basis in accordance with the terms of its master netting arrangements, which provide for the right to setoff amounts for similar transactions denominated in the same currencies, the resulting impact as of June 29, 2019 and March 30, 2019 would be as follows (in millions):

	Forward Currency Exchange Contracts		Net Investment Hedges
	June 29, 2019	March 30, 2019	June 29, 2019	March 30, 2019
Assets subject to master netting arrangements	$3	$5	$12	$37
Liabilities subject to master netting arrangements	$4	$5	$24	$—
Derivative assets, net	$3	$5	$7	$37
Derivative liabilities, net	$4	$5	$19	$—

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
The following table summarizes the pre-tax impact of the gains and losses on the Company’s designated forward foreign currency exchange contracts and net investment hedges (in millions):

	Three Months Ended
	June 29, 2019	June 30, 2018
	Pre-Tax Losses Recognized in OCI	Pre-Tax Gains Recognized in OCI
Designated forward foreign currency exchange contracts	$—	$9
Designated net investment hedges	$(25)	$5

The following tables summarize the impact of the gains and losses within the consolidated statements of operations and comprehensive income related to the designated forward foreign currency exchange contracts for the three months ended June 29, 2019 and June 30, 2018 (in millions):

	Three Months Ended
	Pre-Tax (Gain) Loss Reclassified from Accumulated OCI		Location of (Gain) Loss recognized	Total Cost of Sales
	June 29, 2019	June 30, 2018		June 29, 2019	June 30, 2018
Designated forward currency exchange contracts	$(3)	$5	Cost of Sales	$512	$452

The Company expects that substantially all of the amounts currently recorded in accumulated other comprehensive income (loss) for its forward foreign currency exchange contracts will be reclassified into earnings during the next 12 months, based upon the timing of inventory purchases and turnover.
Undesignated Hedges
During the three months ended June 29, 2019 and June 30, 2018, the net impact of changes in the fair value of undesignated forward foreign currency exchange contracts recognized within foreign currency loss (gain) in the Company’s consolidated statement of operations and comprehensive income was not material.
15. Shareholders’ Equity
Share Repurchase Program
During the three months ended June 30, 2018, the Company repurchased 1,659,941 shares at a cost of $100 million under its $1.0 billion through open market transactions under its share-repurchase program, which expired on May 25, 2019.
The Company also has in place a “withhold to cover” repurchase program, which allows the Company to withhold ordinary shares from certain executive officers and directors to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards. During the three month periods ended June 29, 2019 and June 30, 2018, the Company withheld 58,304 shares and 88,325 shares, respectively, with a fair value of $2 million and $6 million, respectively, in satisfaction of minimum tax withholding obligations relating to the vesting of restricted share awards.
On August 1, 2019, the Company's Board of Directors authorized a new $500 million share repurchase program, which which expires August 1, 2021. Share repurchases maybe made in open market or privately negotiated transactions, subject to market conditions, applicable legal requirements, trading under the Company’s insider trading policy and other relevant factors. The program may be suspended or discontinued at any time.

Accumulated Other Comprehensive Income (Loss)
The following table details changes in the components of accumulated other comprehensive income (loss) (“AOCI”), net of taxes for the three months ended June 29, 2019 and June 30, 2018, respectively (in millions):

	Foreign Currency Translation Gains (Losses) (1)	Net (Losses) Gains on Derivatives (2)	Other Comprehensive Income (Loss) Attributable to Capri
Balance at March 31, 2018	$61	$(10)	$51
Other comprehensive (loss) income before reclassifications	(103)	8	(95)
Less: amounts reclassified from AOCI to earnings	—	(4)	(4)
Other comprehensive (loss) income, net of tax	(103)	12	(91)
Balance at June 30, 2018	$(42)	$2	$(40)

Balance at March 30, 2019	$(73)	$7	$(66)
Other comprehensive (loss) income before reclassifications	(25)	—	(25)
Less: amounts reclassified from AOCI to earnings	—	2	2
Other comprehensive (loss) income, net of tax	(25)	(2)	(27)
Balance at June 29, 2019	$(98)	$5	$(93)

(1)
Foreign currency translation gains and losses for the three months ended June 29, 2019 and June 30, 2018 include net gains of $3 million and net gains of $5 million, respectively, on intra-entity transactions that are of a long-term investment nature. Foreign currency translation losses for the three months ended June 29, 2019 include a $28 million translation gain relating to the Versace business and a $21 million loss, net of taxes of $4 million relating to the Company’s net investment hedges. Foreign currency translation losses for the three months ended June 30, 2018 include a $4 million gain relating to the Company’s net investment hedges.

(2)
Reclassified amounts relate to the Company’s forward foreign currency exchange contracts for inventory purchases and are recorded within cost of goods sold in the Company’s consolidated statements of operations and comprehensive income. All tax effects were not material for the periods presented.

16. Share-Based Compensation
The Company issues equity grants to certain employees and directors of the Company at the discretion of the Company’s Compensation and Talent Committee. The Company has two equity plans, one stock option plan adopted in Fiscal 2008 (as amended and restated, the “2008 Plan”), and the Omnibus Incentive Plan adopted in the third fiscal quarter of Fiscal 2012 and amended and restated with shareholder approval in May 2015 (the “Incentive Plan”). The 2008 Plan only provided for grants of share options and was authorized to issue up to 23,980,823 ordinary shares. As of June 29, 2019, there were no shares available to grant equity awards under the 2008 Plan. The Incentive Plan allows for grants of share options, restricted shares and RSUs, and other equity awards, and authorizes a total issuance of up to 15,246,000 ordinary shares. At June 29, 2019, there were 2,524,023 ordinary shares available for future grants of equity awards under the Incentive Plan. Option grants issued from the 2008 Plan generally expire ten years from the date of the grant, and those issued under the Incentive Plan generally expire seven years from the date of the grant.

The following table summarizes the Company’s share-based compensation activity during the three months ended June 29, 2019:

	Options	Service-Based RSUs	Performance-Based RSUs
Outstanding/Unvested at March 30, 2019	2,131,259	3,839,862	737,074
Granted	—	1,820,790	169,817
Exercised/Vested	—	(638,315)	(53,025)
Decrease due to performance condition	—	—	(39,999)
Canceled/forfeited	(1,063)	(71,009)	—
Outstanding/Unvested at June 29, 2019	2,130,196	4,951,328	813,867

The weighted average grant date fair value of service-based and performance-based RSUs granted during the three months ended June 29, 2019 was $33.90 and $33.86, respectively, and $67.47 and $67.52, respectively, during the three months ended June 30, 2018.
Share-Based Compensation Expense
The following table summarizes compensation expense attributable to share-based compensation for the three months ended June 29, 2019 and June 30, 2018 (in millions):

	Three Months Ended
	June 29, 2019	June 30, 2018
Share-based compensation expense	$28	$13
Tax benefit (deficit) related to share-based compensation expense	$5	$2

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate to date. The estimated value of future forfeitures for equity grants as of June 29, 2019 is approximately $14 million.
See Note 17 in the Company’s Fiscal 2019 Annual Report on Form 10-K for additional information relating to the Company’s share-based compensation awards.
17. Income Taxes
The Company’s effective tax rate for the three months ended June 29, 2019 is 11.8%. Such rate differs from the United Kingdom (“U.K.”) federal statutory rate of 19% primarily due to the favorable effects of global financing arrangements and net tax benefits in the US (including federal and state benefits) and Europe that related to prior tax year positions. These decreases in the effective tax rate for the three months ended June 29, 2019 were partially offset by tax deficits related to share-based compensation awards. The global financing activities are related to the Company’s 2014 move of its principal executive office from Hong Kong to the U.K. and decision to become a U.K. tax resident. In connection with this decision, the Company funded its international growth strategy through intercompany debt financing arrangements between certain of our U.S., U.K. and Switzerland subsidiaries in December 2015. Due to the difference in the statutory income tax rates between these jurisdictions, the Company realized a lower effective tax rate.
The Company’s effective tax rate for the three months ended June 30, 2018 was 9.4%. Such rate differed from the United Kingdom (“U.K.”) federal statutory rate of 19% primarily due to the favorable effects of global financing arrangements and tax benefits of share-based compensation.

18. Segment Information
The Company operates its business through three operating segments—Versace, Jimmy Choo and Michael Kors, which are based on its business activities and organization. The reportable segments are segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by the Company’s chief operating decision maker ("CODM") in deciding how to allocate resources, as well as in assessing performance. The primary key performance indicators are revenue and operating income for each segment. The Company’s reportable segments represent components of the business that offer similar merchandise, customer experience and sales/marketing strategies.
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

In addition to these reportable segments, the Company has certain corporate costs that are not directly attributable to its brands and, therefore, are not allocated to segments. Such costs primarily include certain administrative, corporate occupancy, and information systems expenses, including enterprise resource planning system implementation costs. In addition, certain other costs are not allocated to segments, including restructuring and other charges (including transition costs related to the Company’s recent acquisitions) and impairment costs. The segment structure is consistent with how the Company’s CODM plans and allocates resources, manages the business and assesses performance. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance.

The following table presents the key performance information of the Company’s reportable segments (in millions):

	Three Months Ended
	June 29, 2019	June 30, 2018
Total revenue:
Versace	$207	$—
Jimmy Choo	158	173
Michael Kors	981	1,030
Total revenue	$1,346	$1,203

Income from operations:
Versace	$(3)	$—
Jimmy Choo	11	22
Michael Kors	201	230
Total segment income from operations	209	252
Less: Corporate expenses	(33)	(22)
Restructuring and other charges	(15)	(11)
Impairment of long-lived assets	(97)	(4)
Total income from operations	$64	$215

Depreciation and amortization expense for each segment are as follows (in millions):

	Three Months Ended
	June 29, 2019	June 30, 2018
Depreciation and amortization:
Versace	$14	$—
Jimmy Choo	8	8
Michael Kors	38	48
Total depreciation and amortization	$60	$56

Total revenue (based on country of origin) by geographic location are as follows (in millions):

	Three Months Ended
	June 29, 2019	June 30, 2018
Total revenue:
The Americas (1)	$729	$718
EMEA	360	302
Asia	257	183
Total revenue	$1,346	$1,203

(1)	Total revenue earned in the U.S. were $681 million for the three months ended June 29, 2019 and $668 million for the three months ended June 30, 2018.
As of June 29, 2019 and March 30, 2019, the Company's total assets were $8.308 billion and $6.650 billion, respectively. The increase in total assets was primarily due to the adoption of ASC 842 in the first quarter of Fiscal 2020, which resulted in the Company recording operating lease right-of-use assets of $1.718 billion, of which $1.010 billion related to Michael Kors, $471 million related to Versace, and $237 million related to Jimmy Choo.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis (“MD&A”) of our Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto included as part of this interim report. This discussion contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may,” “expect,” “anticipate,” “estimate,” “seek,” “intend,” “believe” or similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning our ability to execute on our future growth strategies, our ability to achieve intended benefits from acquisitions, future revenue sources and concentration, gross profit margins, selling and marketing expenses, capital expenditures, general and administrative expenses, capital resources, new stores, Retail Fleet Optimization Plan and anticipated cost savings, share buybacks, additional financings or borrowings and additional losses and future prospects of the Company, and are subject to risks and uncertainties including, but not limited to, those discussed in this report that could cause actual results to differ materially from the results contemplated by these forward-looking statements. We also urge you to carefully review the risk factors set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended March 30, 2019, filed with the Securities and Exchange Commission on May 29, 2019.
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
Our Versace brand, which was acquired on December 31, 2018, has long been recognized as one of the world’s leading international fashion design houses and is synonymous with Italian glamour and style. Founded in 1978 in Milan, Versace is known for its iconic and unmistakable style and unparalleled craftsmanship, over the past several decades the House of Versace has grown globally from its roots in haute couture, expanding into the design, manufacturing, distribution and retailing of ready-to-wear, accessories, footwear, eyewear, watches, jewelry, fragrance and home furnishings businesses. Versace’s design team is led by Donatella Versace, who has been the brand’s artistic director for over 20 years. Versace distributes its products through a worldwide distribution network, which includes boutiques in some of the world’s most glamorous cities, its e-commerce site, as well as through the most prestigious department and specialty stores worldwide.
Our Jimmy Choo brand, which was acquired on November 1, 2017, offers a distinctive, glamorous and fashion-forward product range, enabling it to develop into a leading global luxury accessories brand, whose core product offering is women’s luxury shoes, complemented by accessories, including handbags, small leather goods, scarves and belts, as well as a growing men’s luxury shoes and accessory business. In addition, certain categories, such as fragrances, sunglasses and eyewear are produced under licensing agreements. Jimmy Choo’s design team is led by Sandra Choi, who has been the Creative Director for the brand since its inception in 1996. Jimmy Choo products are unique, instinctively seductive and chic. The brand offers classic and timeless luxury products, as well as innovative products that are intended to set and lead fashion trends. Jimmy Choo is represented through its global store network, its e-commerce sites, as well as through the most prestigious department and specialty stores worldwide.
Our Michael Kors brand was launched over 35 years ago by Michael Kors, whose vision has taken the Company from its beginnings as an American luxury sportswear house to a global accessories, footwear and apparel company with a global distribution network that has presence in over 100 countries through Company-operated retail stores and e-commerce sites, leading department stores, specialty stores and select licensing partners. Michael Kors is a highly recognized luxury fashion brand in the Americas and Europe with growing brand awareness in other international markets. Michael Kors features distinctive designs, materials and craftsmanship with a jet-set aesthetic that combines stylish elegance and a sporty attitude. Michael Kors offers three primary collections: the Michael Kors Collection luxury line, the MICHAEL Michael Kors accessible luxury line and the Michael Kors Mens line. The Michael Kors Collection establishes the aesthetic authority of the entire brand and is carried by many of our retail stores, our e-commerce sites, as well as in the finest luxury department stores in the world. MICHAEL Michael Kors has a strong focus on accessories, in addition to offering footwear and apparel, and addresses the significant demand opportunity in accessible luxury goods.We have also been developing our men’s business in recognition of the significant opportunity afforded by the Michael Kors brand’s established fashion authority and the expanding men’s market. Taken together, our Michael Kors collections target a broad customer base while retaining our premium luxury image.

Segment Information
We now operate in three reportable segments, which are as follows:
Versace
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

Unallocated Expenses
In addition to the reportable segments discussed above, we have certain corporate costs that are not directly attributable to our brands and, therefore, are not allocated to segments. Such costs primarily include certain administrative, corporate occupancy, information systems expenses, including Enterprise Resource Planning (“ERP”) system implementation costs. In addition, certain other costs are not allocated to segments, including restructuring and other charges (including transaction and transition costs related to our recent acquisitions) and impairment costs. The new segment structure is consistent with how we plan and allocate resources, manage our business and assess our performance. All prior period segment information has been recast to reflect the realignment of our segment reporting structure on a comparable basis. The following table presents our total revenue and income from operations by segment for the three months ended June 29, 2019 and June 30, 2018 (in millions):

		Three Months Ended
		June 29, 2019	June 30, 2018
Total revenue:
	Versace	$207	$—
	Jimmy Choo	158	173
	Michael Kors	981	1,030
Total revenue		$1,346	$1,203

Income (loss) from operations:
	Versace	$(3)	$—
	Jimmy Choo	11	22
	Michael Kors	201	230
Total segment income from operations		209	252
Less:	Corporate expenses	(33)	(22)
	Restructuring and other charges	(15)	(11)
	Impairment of long-lived assets	(97)	(4)
Total income from operations		$64	$215

The following table presents our global network of retail stores and wholesale doors by brand:

	As of
	June 29, 2019	June 30, 2018
Number of full price retail stores (including concessions):
Versace	152	—
Jimmy Choo	173	160
Michael Kors	583	593
	908	753

Number of outlet stores:
Versace	44	—
Jimmy Choo	42	31
Michael Kors	270	254
	356	285

Total number of retail stores	1,264	1,038

Total number of wholesale doors
Versace	795	—
Jimmy Choo	581	623
Michael Kors	3,191	3,470
	4,567	4,093
The following table presents our retail stores by geographic location:

	As of			As of
	June 29, 2019			June 30, 2018
	Versace	Jimmy Choo	Michael Kors	Jimmy Choo	Michael Kors
Store count by region:
The Americas	28	44	387	38	395
EMEA	56	73	184	66	192
Asia	112	98	282	87	260
	196	215	853	191	847
Key Consolidated Performance Indicators and Statistics
We use a number of key indicators of operating results to evaluate our Company’s performance, including the following (dollars in millions):

	Three Months Ended
	June 29, 2019	June 30, 2018
Total revenue	$1,346	$1,203
Gross profit as a percent of total revenue	62.0%	62.4%
Income from operations	$64	$215
Income from operations as a percent of total revenue	4.8%	17.9%

Seasonality
We experience certain effects of seasonality with respect to our business. We generally experience greater sales during our third fiscal quarter, primarily driven by holiday season sales, and the lowest sales during our first fiscal quarter.
Certain Factors Affecting Financial Condition and Results of Operations
Establishing brand identity and enhancing global presence. We intend to grow our international presence through our global fashion luxury group, bringing together industry-leading fashion luxury brands. We believe that our recent acquisitions of Versace and Jimmy Choo significantly strengthen our future growth opportunities, while also increasing both product and geographic diversification. However, there are risks associated with new acquisitions and the anticipated benefits of acquisitions on our financial results may not be in line with our expectations.
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
See Note 5 to the accompanying consolidated financial statements for additional information regarding our recent acquisitions.
Channel Shift and Demand for Our Accessories and Related Merchandise. Our performance is affected by trends in the luxury goods industry, as well as shifts in demographics and changes in lifestyle preferences. Although the overall consumer spending for personal luxury products has recently increased, consumer shopping preferences have continued to shift from physical stores to on-line shopping. We currently expect that this trend will continue in the foreseeable future. We continue to adjust our operating strategy to the changing business environment. We have made significant progress toward our previously announced plan to close between 100 and 125 of our Michael Kors retail stores at an expected total one-time cost of approximately $100 - $125 million, in order to improve the profitability of our Michael Kors retail store fleet (“Retail Fleet Optimization Plan”). As of June 29, 2019, we closed a total of 113 stores to date and recorded restructuring charges of $1 million and $4 million during the three months ended June 29, 2019 and June 30, 2018, respectively. We anticipate finalizing the remainder of the planned store closures under the Retail Fleet Optimization Plan by the end of Fiscal 2020. Collectively, we continue to anticipate lower depreciation and amortization associated with the impairment charges recorded once these initiatives are completed.
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
Costs of Manufacturing and Tariffs. Our industry is subject to volatility in costs related to certain raw materials used in the manufacturing of our products. This volatility applies primarily to costs driven by commodity prices, which can increase or decrease dramatically over a short period of time. In addition, our costs may be impacted by tariffs imposed on our products and increased duties due to changes in trade terms. On May 10, 2019, the U.S. increased the tariff rate from 10% to 25% on $200 billion of imports of select product categories from China, and effective September 1, 2019, a 10% tariff on an additional $300 billion of goods from China, including ready-to-wear, footwear and men’s products, will go into effect. If additional tariffs or trade restrictions are implemented by the U.S. or other countries, the cost of our products could increase which could adversely affect our business. In addition, commodity prices and tariffs may have a material impact on our revenues, results of operations and cash flows. We use commercially reasonable efforts to mitigate these effects by sourcing our products as efficiently as possible and diversifying the countries where we produce. In addition, manufacturing labor costs are also subject to degrees of volatility based on local and global economic conditions. We use commercially reasonable efforts to source from localities that suit our manufacturing standards and result in more favorable labor driven costs to our products.

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Critical accounting policies are those that are the most important to the portrayal of our results of operations and financial condition and that require our most difficult, subjective and complex judgments to make estimates about the effect of matters that are inherently uncertain. In applying such policies, we must use certain assumptions that are based on our informed judgments, assessments of probability and best estimates. Estimates, by their nature, are subjective and are based on analysis of available information, including current and historical factors and the experience and judgment of management. We evaluate our assumptions and estimates on an ongoing basis. During the first quarter of Fiscal 2020, we adopted the new accounting guidance related to lease accounting, as described in Note 2 and Note 4 to the accompanying consolidated financial statements. Under this guidance, our existing lease obligations, which relate to stores, corporate locations, warehouses, and equipment, will be recorded as a lease liability and right-of-use asset for operating leases on our consolidated balance sheet. Accordingly, adoption of this standard significantly increased the Company’s total assets and total liabilities. Our critical accounting policies are disclosed in full in the MD&A section of our Annual Report on Form 10-K for the fiscal year ended March 30, 2019. There have been no significant changes in our critical accounting policies since March 30, 2019, other than described above.
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
Selling, general and administrative expenses consist of warehousing and distribution costs, rent for our distribution centers, payroll, store occupancy costs (such as rent, common area maintenance, store pre-opening, real estate taxes and utilities), information technology and systems costs, corporate payroll and related benefits, advertising and promotion expense and other general expenses, as well as sublease income.
Depreciation and amortization includes depreciation and amortization of fixed assets and definite-lived intangible assets.
Impairment of long-lived assets consists of charges to write-down right of use lease assets, fixed assets and finite-lived intangible assets to fair value. Impairment charges are not allocated to our reportable segments.

Restructuring and other charges includes store closure costs recorded in connection with the Michael Kors Retail Fleet Optimization Plan and other restructuring initiatives, as well as costs recorded in connection with our acquisitions of Versace and Jimmy Choo (see Note 5 and Note 10 to the accompanying consolidated financial statements for additional information). Restructuring and other charges are not allocated to our reportable segments.
Income from operations consists of gross profit minus total operating expenses.
Other (income) expense, net includes insurance settlements and proceeds received related to our anti-counterfeiting efforts. In future periods, it may include any other miscellaneous activities not directly related to our operations.
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
Foreign currency (gain)/loss includes net gains or losses related to the mark-to-market (fair value) on our forward currency contracts not designated as accounting hedges, and unrealized income or loss from the re-measurement of monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries.
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

Results of Operations
Comparison of the three months ended June 29, 2019 with the three months ended June 30, 2018
The following table details the results of our operations for the three months ended June 29, 2019 and June 30, 2018, and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Three Months Ended		$ Change	% Change	% of Total Revenue for the Three Months Ended
	June 29, 2019	June 30, 2018			June 29, 2019	June 30, 2018
Statements of Operations Data:
Total revenue	$1,346	$1,203	$143	11.9%
Cost of goods sold	512	452	60	13.3%	38.0%	37.6%
Gross profit	834	751	83	11.1%	62.0%	62.4%
Selling, general and administrative expenses	598	465	133	28.6%	44.4%	38.7%
Depreciation and amortization	60	56	4	7.1%	4.5%	4.7%
Impairment of long-lived assets	97	4	93	NM	7.2%	0.3%
Restructuring and other charges (1)	15	11	4	36.4%	1.1%	0.9%
Total operating expenses	770	536	234	43.7%	57.2%	44.6%
Income from operations	64	215	(151)	(70.2)%	4.8%	17.9%
Other income, net	(2)	(1)	(1)	(100.0)%	0.1%	(0.1)%
Interest expense, net	13	8	5	62.5%	1.0%	0.7%
Foreign currency loss	2	3	(1)	(33.3)%	0.1%	0.2%
Income before provision for income taxes	51	205	(154)	(75.1)%	3.8%	17.0%
Provision for income taxes	6	19	(13)	(68.4)%	0.4%	1.6%
Net income attributable to Capri	$45	$186	$(141)	(75.8)%
___________________
NM Not meaningful

(1)
Includes store closure costs recorded in connection with the Michael Kors Retail Fleet Optimization Plan (as defined in Note 10) and other restructuring initiatives, as well as costs recorded in connection with our acquisitions of Jimmy Choo and Versace.

Total Revenue
Total revenue increased $143 million, or 11.9%, to $1.346 billion for the three months ended June 29, 2019, compared to $1.203 billion for the three months ended June 30, 2018, which included net unfavorable foreign currency effects of approximately $23 million, primarily related to the weakening of the Euro, the Chinese Renminbi, the British Pound and the Canadian Dollar against the U.S. Dollar during the three months ended June 29, 2019 as compared to the same prior year period. On a constant currency basis, our total revenue increased $166 million, or 13.8%. Total revenue for the three months ended June 29, 2019 includes approximately $207 million of incremental revenue attributable to Versace, which was acquired and consolidated into the our results of operations effective December 31, 2018, offset in part by lower revenue from our Michael Kors and Jimmy Choo businesses, as compared to the prior year.
Gross Profit
Gross profit increased $83 million, or 11.1%, to $834 million for the three months ended June 29, 2019, compared to $751 million for the three months ended June 30, 2018, which included net unfavorable foreign currency effects of $15 million. Gross profit as a percentage of total revenue decreased 40 basis points to 62.0% during the three months ended June 29, 2019, compared to 62.4% during the three months ended June 30, 2018. The decrease in our gross profit margin was primarily attributable to lower gross profit margin for Michael Kors primarily driven by increased markdowns during three months ended June 29, 2019, as compared to the three months ended June 30, 2018, partially offset by the inclusion of Versace, which benefited our gross margin 90 basis points.

Total Operating Expenses
Total operating expenses increased $234 million, or 43.7%, to $770 million during the three months ended June 29, 2019, compared to $536 million for the three months ended June 30, 2018, which included incremental operating expenses of $142 million associated with the recently acquired Versace business. Our operating expenses included a net favorable foreign currency impact of approximately $9 million. Total operating expenses increased to 57.2% as a percentage of total revenue for the three months ended June 29, 2019, compared to 44.6% for the three months ended June 30, 2018. The components that comprise total operating expenses are explained below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $133 million, or 28.6%, to $598 million during the three months ended June 29, 2019, compared to $465 million for the three months ended June 30, 2018. The increase in selling, general and administrative expenses was primarily due to incremental costs of $128 million associated with the recently acquired Versace business, which has been consolidated in our operations beginning on December 31, 2018.
Corporate unallocated expenses, which are included within selling, general and administrative expenses discussed above, but are not directly attributable to a reportable segment, increased $11 million, or 50.0%, to $33 million during the three months ended June 29, 2019 as compared to $22 million for the three months ended June 30, 2018. Selling, general, and administrative expenses as a percentage of total revenue increased to 44.4% for the three months ended June 29, 2019, compared to 38.7% for the three months ended June 30, 2018, primarily due to the inclusion of expenses associated with the Versace business, and increased retail store and e-commerce related costs as a percentage of total revenue during the three months ended June 29, 2019, as compared to the three months ended June 30, 2018.
Depreciation and Amortization
Depreciation and amortization increased $4 million, or 7.1%, to $60 million during the three months ended June 29, 2019, compared to $56 million for the three months ended June 30, 2018. The increase in depreciation and amortization expense was primarily attributable to incremental depreciation and amortization expense of $14 million attributable to our Versace business (including amortization of purchase accounting adjustments), partially offset by lower depreciation due to fixed asset impairment charges. Depreciation and amortization decreased to 4.5% as a percentage of total revenue during the three months ended June 29, 2019, compared to 4.7% for the three months ended June 30, 2018.
Impairment of Long-Lived Assets
During the three months ended June 29, 2019, we recognized long-lived asset impairment charges of $97 million, which were primarily comprised of $79 million related to determining asset groups for our premier store locations at an individual store level, $68 million of which related to operating lease right-of-use assets and $11 million of which related to fixed assets. In addition, we recognized impairment charges of $18 million, which primarily related to operating lease right-of-use assets as of part of our quarterly impairment assessments (see Note 13 to the accompanying consolidated financial statements for additional information). During the three months ended June 30, 2018, we recognized long-lived asset impairment charges of approximately $4 million, which were related to underperforming Michael Kors retail store locations, some of which related to closures as part of our Retail Fleet Optimization Plan. Impairment charges are not evaluated as part of our reportable segments’ results (See Segment Information above for additional information).
Restructuring and Other Charges
During the three months ended June 29, 2019, we recognized restructuring and other charges of $15 million, which included other costs of $12 million and restructuring charges of $3 million, of which $2 million was recorded in connection with Jimmy Choo lease termination charges and $1 million related to our Retail Fleet Optimization Plan (see Note 10 to the accompanying consolidated financial statements for additional information). The other costs recorded during the three months ended June 29, 2019 included $7 million in connection with the acquisition of Versace and $5 million in connection with the Jimmy Choo acquisition.
During the three months ended June 30, 2018, we recognized restructuring and other charges of $11 million, which were comprised of $7 million of other costs in connection with the Jimmy Choo acquisition and restructuring charges of $4 million recorded in connection with our Retail Fleet Optimization Plan. Restructuring and other charges are not evaluated as part of our reportable segments’ results (See Segment Information above for additional information).

Income from Operations
As a result of the foregoing, income from operations decreased $151 million, or 70.2%, to $64 million during three months ended ended June 29, 2019, compared to $215 million for the three months ended June 30, 2018. Income from operations as a percentage of total revenue decreased to 4.8% during the three months ended June 29, 2019, compared to 17.9% for the three months ended June 30, 2018. See Segment Information above for a reconciliation of our segment operating income to total operating income.
Interest Expense, net
Interest expense, net increased $5 million to $13 million during the three months ended June 29, 2019, compared to $8 million for the three months ended June 30, 2018, primarily due to increased interest expense attributable to higher borrowings than in prior year (see Note 11 to the accompanying consolidated financial statements for additional information). This increase was largely offset by a $15 million reduction to interest expense related to the cross-currency swap used in the net investment hedge during the three months ended June 29, 2019, as compared to $1 million during the three months ended June 30, 2018 (see Note 14 to the accompanying consolidated financial statements for additional information).
Foreign Currency Loss
During the three months ended June 29, 2019, we recognized a net foreign currency loss of $2 million, primarily attributable to the revaluation and settlement of certain of our accounts payable in currencies other than the functional currency of the applicable reporting units.
During the three months ended June 30, 2018, we recognized a net foreign currency loss of $3 million, primarily attributable to the revaluation and settlement of certain of our accounts payable in currencies other than the functional currency of the applicable reporting units, and the remeasurement of dollar-denominated intercompany loans with certain of our subsidiaries. These amounts were partially offset by mark-to-market adjustments on our forward foreign currency contracts not designated as accounting hedges.
Provision for Income Taxes
We recognized $6 million of income tax expense during the three months ended June 29, 2019, compared to $19 million for the three months ended June 30, 2018. Our effective tax rate for the three months ended June 29, 2019, was 11.8%, compared to 9.3% for the three months ended June 30, 2018. The increase in our effective tax rate was primarily due to the unfavorable impact of tax deficits on share based compensation compared with tax benefits on share based compensation in the prior year. This increase was partially offset by net tax benefits in the US (including federal and state benefits) and Europe that related to prior tax year positions and a higher proportion of our earnings being generated in lower tax jurisdictions during the three months ended June 29, 2019, compared to three months ended June 30, 2018. The global financing activities are related to our previously disclosed 2014 move of our principal executive office from Hong Kong to the United Kingdom (“U.K.”) and decision to become a U.K. tax resident. In connection with this decision, we funded our international growth strategy through intercompany debt financing arrangements between certain of our U.S., U.K. and Switzerland subsidiaries in December 2015. Accordingly, due to the difference in the statutory income tax rates between these jurisdictions, we realized a lower effective tax rate.
Our effective tax rate may fluctuate from time to time due to the effects of changes in U.S. state and local taxes and tax rates in foreign jurisdictions. In addition, factors such as the geographic mix of earnings, enacted tax legislation and the results of various global tax strategies, may also impact our effective tax rate in future periods.
Net Income Attributable to Capri
As a result of the foregoing, our net income decreased $141 million, or 75.8%, to $45 million during the three months ended June 29, 2019, compared to $186 million for the three months ended June 30, 2018.

Segment Information
Versace

	Fiscal Years Ended
	June 29, 2019	June 30, 2018	$ Change
Revenues	$207	$—	NM
Loss from operations	(3)	—	NM
Operating margin	(1.4)%	—%
___________________
NM Not meaningful
Revenues
The Versace business acquired on December 31, 2018 contributed approximately $207 million to our total revenue during the three months ended June 29, 2019.
Loss from Operations
During the three months ended June 29, 2019, we recorded a net loss from operations of $3 million (after amortization of non-cash purchase accounting adjustments).
Jimmy Choo

	Fiscal Years Ended			% Change
	June 29, 2019	June 30, 2018	$ Change	As Reported	Constant Currency
Revenues	$158	$173	$(15)	(8.7)%	(5.8)%
Income from operations	11	22	(11)	(50.0)%
Operating margin	7.0%	12.7%
Revenues
Revenue from Jimmy Choo decreased $15 million, or 8.7%, to $158 million during the three months ended June 29, 2019, compared to $173 million for the three months ended June 30, 2018, which included unfavorable foreign currency effects of $5 million. On a constant currency basis, revenue decreased $10 million, or 5.8% due to a decrease in wholesale revenue primarily attributable to lower women’s and men’s footwear sales, offset in part by increased retail sales in women’s footwear.
Income from Operations
Income from operations for our Jimmy Choo segment decreased $11 million, or 50.0%, to $11 million during the three months ended June 29, 2019, compared to $22 million for the three months ended June 30, 2018. Income from operations as a percentage of Jimmy Choo revenue declined 570 basis points from 12.7% for the three months ended June 30, 2018, to 7.0% during the three months ended June 29, 2019, which was primarily due to an increase in operating expenses, including retail store related and advertising and marketing, as well as an increase in other corporate expenses.

Michael Kors

	Fiscal Years Ended			% Change
	June 29, 2019	June 30, 2018	$ Change	As Reported	Constant Currency
Revenues	$981	$1,030	$(49)	(4.8)%	(3.0)%
Income from operations	201	230	(29)	(12.6)%
Operating margin	20.5%	22.3%
Revenues
Michael Kors revenues decreased $49 million, or 4.8%, to $981 million during the three months ended June 29, 2019, compared to $1.030 billion for the three months ended June 30, 2018, which included unfavorable foreign currency effects of $18 million. On a constant currency basis, revenue decreased $31 million, or 3.0%. The decrease in revenues was primarily due to:

•	a $27 million decrease in revenues, primarily driven by lower sales of women’s accessories, partially offset by increased sales of footwear and women’s apparel; and

•
a decrease in comparable store sales of $18 million, including net unfavorable foreign currency effects of $10 million, which was primarily attributable to lower sales from our women’s accessories, watches and jewelry product categories, offset in part by higher sales from women’s footwear, men’s accessories and women’s apparel. Our comparable store sales benefited approximately 130 basis points from the inclusion of e-commerce sales.

Income from Operations
Income from operations for our Michael Kors segment decreased $29 million, or 12.6%, to $201 million during the three months ended June 29, 2019, compared to $230 million for the three months ended June 30, 2018. Income from operations as a percentage of Michael Kors revenue declined 180 basis points from 22.3% for the three months ended June 30, 2018, to 20.5% during the three months ended June 29, 2019, largely due to a decrease in gross profit margin, as previously discussed, as well as increased retail-store related costs, offset in part by decreased depreciation and amortization expenses.

Liquidity and Capital Resources
Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, along with borrowings available under our credit facilities (see below discussion regarding “Revolving Credit Facilities”) and available cash and cash equivalents. Our primary use of this liquidity is to fund our ongoing cash requirements, including working capital requirements, acquisitions, debt repayments, investment in information systems infrastructure, global retail store construction, expansion and renovation, distribution and corporate facilities, construction and renovation of shop-in-shops, share repurchases and other corporate activities. We believe that the cash generated from our operations, together with borrowings available under our revolving credit facility and available cash and cash equivalents, will be sufficient to meet our working capital needs for the next 12 months, including investments made and expenses incurred in connection with our store growth plans, shop-in-shop growth, investments in corporate and distribution facilities, continued systems development, e-commerce and marketing initiatives. We spent $54 million on capital expenditures during the three months ended June 29, 2019, and expect to spend approximately $250 million on capital expenditures during the remainder of Fiscal 2020.
The following table sets forth key indicators of our liquidity and capital resources (in millions):

	As of
	June 29, 2019	March 30, 2019
Balance Sheet Data:
Cash and cash equivalents	$160	$172
Working capital	$42	$187
Total assets	$8,308	$6,650
Short-term debt	$514	$630
Long-term debt	$1,917	$1,936

	Three Months Ended
	June 29, 2019	June 30, 2018
Cash Flows Provided By (Used In):
Operating activities	$158	$206
Investing activities	(32)	(41)
Financing activities	(138)	(153)
Effect of exchange rate changes	—	(5)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(12)	$7
Cash Provided by Operating Activities
Cash provided by operating activities decreased $48 million to $158 million during the three months ended June 29, 2019, as compared to $206 million for the three months ended June 30, 2018, which was primarily due to a decrease in our net income after non-cash adjustments.
Cash Used in Investing Activities
Net cash used in investing activities decreased $9 million to $32 million during the three months ended June 29, 2019, as compared to $41 million during the three months ended June 30, 2018, which was primarily attributable to the settlement of net investment hedges of $23 million, partially offset by higher capital expenditures of $13 million during the three months ended June 29, 2019 compared to prior year.
Cash Used in Financing Activities
Net cash used in financing activities decreased $15 million to $138 million during the three months ended June 29, 2019, from $153 million during the three months ended June 30, 2018, which was primarily attributable to a $104 million decrease in cash payments to repurchase our ordinary shares, partially offset by increased debt repayments of $83 million, net of debt borrowings.

Debt Obligations
The following table presents a summary of our borrowing capacity and amounts outstanding as of June 29, 2019 and March 30, 2019 (dollars in millions):

	As of
	June 29, 2019	March 30, 2019
Senior Unsecured Revolving Credit Facility:
Revolving Credit Facility (excluding up to a $500 million accordion feature) (1)
Total Availability	$1,000	$1,000
Borrowings outstanding (2)	422	539
Letter of credit outstanding	17	17
Remaining availability	$561	$444

Term Loan Facility ($1.6 billion)
Borrowings Outstanding, net of debt issuance costs (3)	$1,551	$1,570
Remaining availability	$—	$—

4.000% Senior Notes
Borrowings Outstanding, net of debt issuance costs and discount amortization (3)	$445	$445

Other Borrowings (3)	$1	$1

Hong Kong Uncommitted Credit Facility:
Total availability (100 million Hong Kong Dollars)	$13	$13
Borrowings outstanding	—	—
Bank guarantees outstanding (12 million Hong Kong Dollars)	2	2
Remaining availability	$11	$11

China Uncommitted Credit Facility:
Borrowings outstanding	$—	$—
Total and remaining availability (100 million Chinese Yuan)	$15	$14

Japan Credit Facility:
Borrowings outstanding	$—	$—
Total and remaining availability (1.0 billion Japanese Yen)	$9	$9

Versace Uncommitted Credit Facility:
Total availability (20 million Euro)	$23	$22
Borrowings outstanding (10 million Euro) (2)	12	11
Remaining availability	$11	$11

Total borrowings outstanding (1)	$2,431	$2,566
Total remaining availability	$607	$489
_____________________________

(1)
The 2018 Credit Facility contains customary events of default and requires us to maintain a leverage ratio at the end of each fiscal quarter of no greater than 3.75 to 1, calculated as the ratio of the sum of total indebtedness as of the date of the measurement plus 6.0 times the consolidated rent expense for the last four consecutive fiscal quarters, to Consolidated EBITDAR for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined as consolidated net income plus income tax expense, net interest expense, depreciation and amortization expense, consolidated rent expense and other non-cash charges, subject to certain deductions. The 2018 Credit Facility also includes other customary covenants that limit additional indebtedness, guarantees, liens, acquisitions and other investments and cash dividends. As of June 29, 2019 and March 30, 2019, we were in compliance with all covenants related to our agreements then in effect governing our debt.

(2)	Recorded as short-term debt in our consolidated balance sheets as of June 29, 2019 and March 30, 2019.

(3)
Recorded as long-term debt in our consolidated balance sheets as of June 29, 2019 and March 30, 2019, except for the current portion of $80 million outstanding under the 2018 Term Loan Facility, which was recorded within short-term debt at June 29, 2019 and March 30, 2019.

We believe that our 2018 Credit Facility is adequately diversified with no undue concentration in any one financial institution. As of June 29, 2019, there were 18 financial institutions participating in the facility, with none maintaining a maximum commitment percentage in excess of 10%. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the 2018 Credit Facility.
See Note 11 in the accompanying financial statements and Note 11 in our Fiscal 2019 Annual Report on Form 10-K for detailed information relating to our credit facilities and debt obligations.
Share Repurchase Program
The following table presents our treasury share repurchases during the three months ended June 29, 2019 and June 30, 2018 (dollars in millions):

	Three Months Ended
	June 29, 2019	June 30, 2018
Cost of shares repurchased under share repurchase program (1)	$—	$100
Fair value of shares withheld to cover tax obligations for vested restricted share awards	2	6
Total cost of treasury shares repurchased	$2	$106

Shares repurchased under share repurchase program	—	1,659,941
Shares withheld to cover tax withholding obligations	58,304	88,325
	58,304	1,748,266
_____________________________

(1)	The share-repurchase program expired on May 25, 2019.
Share repurchases may be made in open market or privately negotiated transactions, subject to market conditions, applicable legal requirements, trading restrictions under the our insider trading policy, and other relevant factors. This program may be suspended or discontinued at any time.
On August 1, 2019, our Board of Directors authorized a new $500 million share repurchase program, which expires August 1, 2021.
See Note 15 to the accompanying consolidated financial statements for additional information.
Contractual Obligations and Commercial Commitments
Please refer to the “Contractual Obligations and Commercial Commitments” disclosure within the “Liquidity and Capital Resources” section of our Fiscal 2019 Form 10-K for a detailed disclosure of our other contractual obligations and commitments as of March 30, 2019, as well as Note 4 to the accompanying consolidated financial statements for future lease obligations as of June 29, 2019.
Off-Balance Sheet Arrangements
We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. Our off-balance sheet commitments relating to our outstanding letters of credit were $18 million at June 29, 2019, including $1 million in letters of credit issued outside of the 2018 Credit Facility. In addition, as of June 29, 2019, bank guarantees of approximately $2 million were supported by the Hong Kong Credit Facility. We do not have any other off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

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
We perform a sensitivity analysis on our forward currency contracts, both designated and not designated as hedges for accounting purposes, to determine the effects of fluctuations in foreign currency exchange rates. For this sensitivity analysis, we assume a hypothetical change in U.S. Dollar against foreign exchange rates. Based on all foreign currency exchange contracts outstanding as of June 29, 2019, a 10% appreciation or devaluation of the U.S. Dollar compared to the level of foreign currency exchange rates for currencies under contract as of June 29, 2019, would result in a net increase and decrease, respectively, of approximately $18 million in the fair value of these contracts.
Net Investment Hedges
We are exposed to adverse foreign currency exchange rate movements related to interest from our net investment hedges. As of June 29, 2019, the net investment hedges have aggregate notional amounts of $3.190 billion to hedge our net investments in Euro-denominated subsidiaries, and $44 million to hedge our net investments in Japanese Yen-denominated subsidiaries against future volatility in the exchange rates between the U.S. Dollar and these currencies. Under the terms of these contracts, which mature between January 2022 and June 2026, we will exchange the semi-annual fixed rate payments made under our Senior Notes for fixed rate payments of 0% to 1.674% in Euros and 0.89% in Japanese Yen. Based on all net investment hedges outstanding as of June 29, 2019, a 10% appreciation or devaluation of the U.S. Dollar compared to the level of foreign currency exchange rates under contract as of June 29, 2019, would result in a potential net cash increase or decrease upon settlement of approximately $327 million in the fair value of these contracts, which have staggered maturities of 3 to 7 years.
Interest Rate Risk
We are exposed to interest rate risk in relation to borrowings outstanding under our 2018 Term Loan Facility, our 2018 Credit Facility, our Hong Kong Credit Facility, our Japan Credit Facility and our Versace Credit Facility. Our 2018 Term Loan Facility carries interest at a rate that is based on LIBOR. Our 2018 Credit Facility carries interest rates that are tied to LIBOR and the prime rate, among other institutional lending rates (depending on the particular origination of borrowing), as further described in Note 11 to the accompanying consolidated financial statements. Our Hong Kong Credit Facility carries interest at a rate that is tied to the Hong Kong Interbank Offered Rate. Our China Credit Facility carries interest at a rate that is tied to the People’s Bank of China’s Benchmark lending rate. Our Japan Credit Facility carries interest at a rate posted by the Mitsubishi UFJ Financial Group. Our Versace Credit Facility carries interest at a rate set by the bank on the date of borrowing that is tied to the European Central Bank. Therefore, our statements of operations and comprehensive income and cash flows are exposed to changes in those interest rates. At June 29, 2019, we had $422 million in short-term borrowings outstanding under our 2018 Credit Facility and $1.551 billion, net of debt issuance costs, outstanding under our 2018 Term Loan Facility and $12 million outstanding under our Versace Credit Facility. At March 30, 2019, we had $539 million in short-term borrowings outstanding under our 2018 Credit Facility, $1.570 billion, net of debt issuance costs, outstanding under our 2018 Term Loan Facility and $11 million outstanding under our Versace Credit Facility. These balances are not indicative of future balances that may be outstanding under our revolving credit facilities that may be subject to fluctuations in interest rates. Any increases in the applicable interest rate(s) would cause an increase to the interest expense relative to any outstanding balance at that date.

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) as of June 29, 2019. This evaluation was performed based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), the 2013 Framework. Based on this assessment, our CEO and CFO concluded that our disclosure controls and procedures as of June 29, 2019 are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
In the first quarter of Fiscal 2020, we implemented additional internal controls in connection with our adoption of ASU 2016-02, Leases (Topic 842), none of which materially affected our internal control over financial reporting. There were no other changes in our internal control over financial reporting during the three months ended June 29, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Acquisition of Versace
On December 31, 2018, we acquired Versace (see Note 5 to the accompanying consolidated financial statements for additional information). We are in the process of evaluating the internal controls of the acquired business and integrating it into our existing operations.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are involved in various routine legal proceedings incident to the ordinary course of our business. We believe that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on our business, results of operations and financial condition.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 30, 2019, which could materially and adversely affect our business, financial condition or future results. These risks are not the only risks that we face. Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
The Company has in place a “withhold to cover” repurchase program, which allows the Company to withhold ordinary shares from certain executive officers and directors to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards. The following table provides information of the Company’s ordinary shares repurchased during the three months ended June 29, 2019:

	Total Number of Shares Purchased	Average Price Paid per Share
March 31 – April 27	—	$—
April 28 – May 25	9,262	$43.19
May 26 – June 29	49,042	$33.86
	58,304
On August 1, 2019, our Board of Directors authorized a new $500 million share repurchase program, which expires August 1, 2021.
ITEM 6. EXHIBITS
a. Exhibits
Please refer to the accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 2019.

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

101.1
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2019, formatted in Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.