Form 10-Q
period 2019-09-28
Capri Holdings Ltd
filed 2019-11-07
CIK 1530721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2019
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
As of October 31, 2019, Capri Holdings Limited had 151,635,485 ordinary shares outstanding.

TABLE OF CONTENTS

		Page No.
	PART I FINANCIAL INFORMATION
Item 1.	Financial Statements	3

	Consolidated Balance Sheets (unaudited) as of September 28, 2019 and March 30, 2019	3

	Consolidated Statements of Operations and Comprehensive Income (unaudited) for the three months and six months ended September 28, 2019 and September 29, 2018	4

	Consolidated Statements of Shareholders’ Equity (unaudited) for the three months and six months ended September 28, 2019 and September 29, 2018	5

	Consolidated Statements of Cash Flows (unaudited) for the six months ended September 28, 2019 and September 29, 2018	7

	Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52

Item 4.	Controls and Procedures	54

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	55

Item 1A.	Risk Factors	55

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 6.	Exhibits	55

Signatures		56

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 28, 2019	March 30, 2019
Assets
Current assets
Cash and cash equivalents	$179	$172
Receivables, net	368	383
Inventories, net	1,073	953
Prepaid expenses and other current assets	275	221
Total current assets	1,895	1,729
Property and equipment, net	589	615
Operating lease right-of-use assets	1,671	—
Intangible assets, net	2,171	2,293
Goodwill	1,598	1,659
Deferred tax assets	160	112
Other assets	309	242
Total assets	$8,393	$6,650
Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Current liabilities
Accounts payable	$390	$371
Accrued payroll and payroll related expenses	97	133
Accrued income taxes	27	34
Current operating lease liabilities	403	—
Short-term debt	603	630
Accrued expenses and other current liabilities	283	374
Total current liabilities	1,803	1,542
Long-term operating lease liabilities	1,766	—
Deferred rent	—	132
Deferred tax liabilities	440	438
Long-term debt	1,796	1,936
Other long-term liabilities	176	166
Total liabilities	5,981	4,214
Commitments and contingencies
Redeemable noncontrolling interest	4	4
Shareholders’ equity
Ordinary shares, no par value; 650,000,000 shares authorized; 216,815,137 shares issued and 151,633,281 outstanding at September 28, 2019; 216,050,939 shares issued and 150,932,306 outstanding at March 30, 2019	—	—
Treasury shares, at cost (65,181,856 shares at September 28, 2019 and 65,118,633 shares at March 30, 2019)	(3,225)	(3,223)
Additional paid-in capital	1,060	1,011
Accumulated other comprehensive loss	(103)	(66)
Retained earnings	4,673	4,707
Total shareholders’ equity of Capri	2,405	2,429
Noncontrolling interest	3	3
Total shareholders’ equity	2,408	2,432
Total liabilities and shareholders’ equity	$8,393	$6,650
See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Total revenue	$1,442	$1,253	$2,788	$2,456
Cost of goods sold	568	490	1,080	942
Gross profit	874	763	1,708	1,514
Selling, general and administrative expenses	623	494	1,221	959
Depreciation and amortization	65	53	125	109
Impairment of long-lived assets	104	7	201	11
Restructuring and other charges (1)	7	19	22	30
Total operating expenses	799	573	1,569	1,109
Income from operations	75	190	139	405
Other income, net	(1)	(1)	(3)	(2)
Interest expense, net	3	6	16	14
Foreign currency loss	4	33	6	36
Income before provision for income taxes	69	152	120	357
(Benefit from) provision for income taxes	(4)	15	2	34
Net income	73	137	118	323
Less: Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	—	(1)	—	(1)
Net income attributable to Capri	$73	$138	$118	$324

Weighted average ordinary shares outstanding:
Basic	151,602,502	149,575,112	151,326,037	149,538,607
Diluted	152,576,283	151,705,685	152,455,218	152,052,671
Net income per ordinary share attributable to Capri:
Basic	$0.48	$0.92	$0.78	$2.17
Diluted	$0.47	$0.91	$0.77	$2.13

Statements of Comprehensive Income:
Net income	$73	$137	$118	$323
Foreign currency translation adjustments	(13)	(25)	(38)	(128)
Net gain on derivatives	3	3	1	15
Comprehensive income	63	115	81	210
Less: Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	—	(1)	—	(1)
Comprehensive income attributable to Capri	$63	$116	$81	$211

(1)
Restructuring and other charges includes store closure costs recorded in connection with the Retail Fleet Optimization Plan (as defined in Note 10) and other restructuring initiatives, and costs recorded in connection with the acquisitions of Gianni Versace S.r.l and Jimmy Choo Group Limited.

See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions, except share data which is in thousands)
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity of Capri	Non-controlling Interests	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at June 29, 2019	216,742	$—	$1,039	(65,177)	$(3,225)	$(93)	$4,600	$2,321	$3	$2,324
Net income	—	—	—	—	—	—	73	73	—	73
Other comprehensive loss	—	—	—	—	—	(10)	—	(10)	—	(10)
Total comprehensive income	—	—	—	—	—	—	—	63	—	63
Vesting of restricted awards, net of forfeitures	73	—	—	—	—	—	—	—	—	—
Equity compensation expense	—	—	21	—	—	—	—	21	—	21
Purchase of treasury shares	—	—	—	(5)	—	—	—	—	—	—
Balance at September 28, 2019	216,815	$—	$1,060	(65,182)	$(3,225)	$(103)	$4,673	$2,405	$3	$2,408

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity of Capri	Non-controlling Interests	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at March 30, 2019, as previously reported	216,051	$—	$1,011	(65,119)	$(3,223)	$(66)	$4,707	$2,429	$3	$2,432
Adoption of accounting standards (See Note 2)	—	—	—	—	—	—	(152)	(152)	—	(152)
Balance as of March 31, 2019	216,051	—	1,011	(65,119)	(3,223)	(66)	4,555	2,277	3	2,280
Net income	—	—	—	—	—	—	118	118	—	118
Other comprehensive loss	—	—	—	—	—	(37)	—	(37)	—	(37)
Total comprehensive income	—	—	—	—	—	—	—	81	—	81
Vesting of restricted awards, net of forfeitures	764	—	—	—	—	—	—	—	—	—
Equity compensation expense	—	—	49	—	—	—	—	49	—	49
Purchase of treasury shares	—	—	—	(63)	(2)	—	—	(2)	—	(2)
Balance at September 28, 2019	216,815	$—	$1,060	(65,182)	$(3,225)	$(103)	$4,673	$2,405	$3	$2,408

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Continued)
(In millions, except share data which is in thousands)
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity of Capri	Non-controlling Interests	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at June 30, 2018	212,210	$—	$850	(63,041)	$(3,122)	$(40)	$4,350	$2,038	$4	$2,042
Net income (loss)	—	—	—	—	—	—	138	138	(1)	137
Other comprehensive loss	—	—	—	—	—	(22)	—	(22)	—	(22)
Total comprehensive income (loss)	—	—	—	—	—	—	—	116	(1)	115
Vesting of restricted awards, net of forfeitures	97	—	—	—	—	—	—	—	—	—
Exercise of employee share options	902	—	14	—	—	—	—	14	—	14
Equity compensation expense	—	—	13	—	—	—	—	13	—	13
Purchase of treasury shares	—	—	—	(18)	(1)	—	—	(1)	—	(1)
Increase in noncontrolling interest	—	—	—	—	—	—	—	—	1	1
Balance at September 29, 2018	213,209	$—	$877	(63,059)	$(3,123)	$(62)	$4,488	$2,180	$4	$2,184

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity of Capri	Non-controlling Interests	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at March 31, 2018, as previously reported	210,991	$—	$831	(61,293)	$(3,016)	$51	$4,152	$2,018	$4	$2,022
Adoption of accounting standard	—	—	—	—	—	—	12	12	—	12
Balance as of April 1, 2018	210,991	—	831	(61,293)	(3,016)	51	4,164	2,030	4	2,034
Net income (loss)	—	—	—	—	—	—	324	324	(1)	323
Other comprehensive loss	—	—	—	—	—	(113)	—	(113)	—	(113)
Total comprehensive income (loss)	—	—	—	—	—	—	—	211	(1)	210
Vesting of restricted awards, net of forfeitures	697	—	—	—	—	—	—	—	—	—
Exercise of employee share options	1,521	—	20	—	—	—	—	20	—	20
Equity compensation expense	—	—	26	—	—	—	—	26	—	26
Purchase of treasury shares	—	—	—	(1,766)	(107)	—	—	(107)	—	(107)
Increase in noncontrolling interest	—	—	—	—	—	—	—	—	1	1
Balance at September 29, 2018	213,209	$—	$877	(63,059)	$(3,123)	$(62)	$4,488	$2,180	$4	$2,184

See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	September 28, 2019	September 29, 2018
Cash flows from operating activities
Net income	$118	$323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	125	109
Equity compensation expense	49	26
Deferred income taxes	(8)	13
Impairment of long-lived assets	201	11
Changes to lease related balances, net	(26)	—
Tax deficit (benefit) on exercise of share options	2	(23)
Amortization of deferred financing costs	3	2
Foreign currency losses	6	5
Other non-cash charges	—	3
Change in assets and liabilities:
Receivables, net	8	(55)
Inventories, net	(141)	(126)
Prepaid expenses and other current assets	(86)	(68)
Accounts payable	32	10
Accrued expenses and other current liabilities	(52)	12
Other long-term assets and liabilities	12	22
Net cash provided by operating activities	243	264
Cash flows from investing activities
Capital expenditures	(105)	(90)
Purchase of intangible assets	—	(1)
Unrealized loss on hedge related to acquisitions	—	31
Cash paid for business acquisitions, net of cash acquired	(1)	(2)
Settlement of a net investment hedges	31	—
Net cash used in investing activities	(75)	(62)
Cash flows from financing activities
Debt borrowings	1,325	810
Debt repayments	(1,480)	(925)
Repurchase of treasury shares	(2)	(107)
Exercise of employee share options	—	20
Net cash used in financing activities	(157)	(202)
Effect of exchange rate changes on cash and cash equivalents	(4)	(8)
Net increase (decrease) in cash and cash equivalents	7	(8)
Beginning of period	172	163
End of period	$179	$155
Supplemental disclosures of cash flow information
Cash paid for interest	$45	$16
Cash paid for income taxes	$62	$98
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$27	$23
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
The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned or controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The interim consolidated financial statements as of September 28, 2019 and for the three and six months ended September 28, 2019 and September 29, 2018 are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with U.S. GAAP. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended March 30, 2019, as filed with the Securities and Exchange Commission on May 29, 2019, in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full fiscal year.
The Company utilizes a 52 to 53 week fiscal year ending on the Saturday closest to March 31. As such, the term “Fiscal Year” or “Fiscal” refers to the 52-week or 53-week period, ending on that day. The results for the three and six months ended September 28, 2019 and September 29, 2018, are based on 13-week and 26-week periods, respectively.
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
Inventories, net
Inventories mainly consist of finished goods with the exception of raw materials inventory of $22 million and $25 million, respectively, recorded on the Company’s consolidated balance sheets as of September 28, 2019 and March 30, 2019.

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
In connection with the September 24, 2018 definitive agreement to acquire all of the outstanding shares of Versace, the Company entered into forward foreign currency exchange contracts in September 2018 with notional amounts totaling €1.680 billion (approximately $2.001 billion) to mitigate its foreign currency exchange risk through the closing date of the acquisition, which were settled on December 21, 2018. These derivative contracts were not designated as accounting hedges. Therefore, changes in fair value were recorded to foreign currency (gain) loss in the Company’s consolidated statements of operations and comprehensive income. The Company’s accounting policy is to classify cash flows from derivative instruments that are accounted for as cash flow hedges in the same category as the cash flows from the items being hedged. Accordingly, the Company classified the unrealized gains and losses relating to these derivative instruments within cash flows from investing activities.
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

The components of the calculation of basic net income per ordinary share and diluted net income per ordinary share are as follows (in millions, except share and per share data):

	Three Months Ended		Six Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Numerator:
Net income attributable to Capri	$73	$138	$118	$324
Denominator:
Basic weighted average shares	151,602,502	149,575,112	151,326,037	149,538,607
Weighted average dilutive share equivalents:
Share options and restricted shares/units, and performance restricted share units	973,781	2,130,573	1,129,181	2,514,064
Diluted weighted average shares	152,576,283	151,705,685	152,455,218	152,052,671

Basic net income per share (1)	$0.48	$0.92	$0.78	$2.17
Diluted net income per share (1)	$0.47	$0.91	$0.77	$2.13

(1)	Basic and diluted net income per share are calculated using unrounded numbers.
During the three and six months ended September 28, 2019, share equivalents of 5,822,186 shares and 4,098,382 shares, respectively, have been excluded from the above calculations due to their anti-dilutive effect. Share equivalents of 680,869 shares and 664,633 shares, respectively, have been excluded from the above calculations during the three and six months ended September 29, 2018.
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

(2)
Represents the recognition of operating lease right-of-use assets, reflecting the reclassifications of deferred rent, sublease liabilities, tenant allowances and favorable and unfavorable lease rights. This balance also reflects the initial impairments of the operating lease right-of-use assets recorded through retained earnings, as described below.

(3)	Represents the reclassifications favorable and unfavorable purchase accounting adjustments for leases recorded in conjunction with the Company’s acquisitions to operating lease right-of-use assets.

(4)
Represents the initial impairment recognized through retained earnings for certain underperforming retail store locations for which property and equipments were previously impaired, net of associated deferred taxes.

(5)	Represents the recognition of current and non-current lease liabilities for fixed payments associated with the Company’s operating leases.

(6)
Represents the reclassification of $54 million in sublease liabilities, primarily related to Michael Kors retail stores closed under the Retail Fleet Optimization Plan as defined in Note 10, as well as the reclassification of $18 million of deferred rent and tenant allowances to operating lease right-of-use assets.

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
Intangibles
In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which reduces the complexity for the accounting for costs of implementing a cloud computing service arrangement. The standard aligns the accounting for capitalizing implementation costs of hosting arrangements, regardless of whether or not the contract conveys a license to the hosted software. ASU 2018-15 is effective beginning with the Company’s Fiscal 2021, with early adoption permitted, and can either be presented prospectively or retrospectively. The Company is currently evaluating the impact of ASU 2018-15 on its consolidated financial statements, but believes it is generally consistent with its current accounting for cloud computing arrangements and will not have a material impact on its consolidated financial statements.

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
Gift Cards. The contract liability related to gift cards, net of estimated “breakage,” was $12 million and $13 million as of September 28, 2019 and March 30, 2019, respectively, and is included in accrued expenses and other current liabilities in the Company’s consolidated balance sheet.
Loyalty Program. The contract liability, net of an estimated “breakage,” of $3 million as of both September 28, 2019 and March 30, 2019 is recorded as a reduction to revenue in the consolidated statements of operations and comprehensive income and within accrued expenses and other current liabilities in the Company’s consolidated balance sheet and is expected to be recognized within the next 12 months.
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
The Company recognizes royalty revenue and advertising contributions based on the percentage of sales made by the licensees. Generally the Company’s guaranteed minimum royalty amounts due from licensees relate to contractual periods that do not exceed 12 months, however, some of our guaranteed minimums for Versace are multi-year based. As of September 28, 2019, contractually guaranteed minimum fees from our license agreements expected to be recognized as revenue during future periods were as follows (in millions):

Contractually Guaranteed Minimum Fees

Remainder of Fiscal 2020	$14
Fiscal 2021	27
Fiscal 2022	27
Fiscal 2023	20
Fiscal 2024	10
Fiscal 2025 and thereafter	34
Total	$132

Sales Returns
The refund liability recorded as of September 28, 2019 and March 30, 2019 was $35 million in each period and the related asset for the right to recover returned product as of September 28, 2019 and March 30, 2019 was $12 million in each period.
Contract Balances
Total contract liabilities were $17 million and $31 million as of September 28, 2019 and March 30, 2019, respectively. For the three and six months ended September 28, 2019, the Company recognized $3 million and $17 million, respectively, in revenue which related to contract liabilities that existed at March 30, 2019. For the three and six months ended September 29, 2018, the Company recognized $3 million and $11 million, respectively, in revenue which related to contract liabilities that existed at April 1, 2018. There were no contract assets recorded as of September 28, 2019 and March 30, 2019.
There were no changes in historical variable consideration estimates that were materially different from actual results.
Disaggregation of Revenue
The following table presents the Company’s segment revenues disaggregated by geographic location (in millions):

	Three Months Ended		Six Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Versace revenue - the Americas	$48	$—	$92	$—
Versace revenue - EMEA	121	—	213	—
Versace revenue - Asia	59	—	130	—
Total Versace	228	—	435	—

Jimmy Choo revenue - the Americas	21	20	51	46
Jimmy Choo revenue - EMEA	64	56	143	158
Jimmy Choo revenue - Asia	40	40	89	85
Total Jimmy Choo	125	116	283	289

Michael Kors revenue - the Americas	733	773	1,388	1,465
Michael Kors revenue - the EMEA	224	233	413	433
Michael Kors revenue - the Asia	132	131	269	269
Total Michael Kors	1,089	1,137	2,070	2,167

Total revenue - the Americas	802	793	1,531	1,511
Total revenue - EMEA	409	289	769	591
Total revenue - Asia	231	171	488	354
Total revenue	$1,442	$1,253	$2,788	$2,456
See Note 3 in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2019 for a complete disclosure of the Company’s revenue recognition.
4. Leases
The Company leases retail stores, office space and warehouse space under operating lease agreements that expire at various dates through September 2043. The Company’s leases generally have terms of up to 10 years, generally require a fixed annual rent and may require the payment of additional rent if store sales exceed a negotiated amount. Although most of the Company’s equipment is owned, the Company has limited equipment leases that expire on various dates through February 2024. The Company acts as sublessor in certain leasing arrangements, primarily related to closed stores under its Retail Fleet Optimization Plan, as defined in Note 10. Fixed sublease payments received are recognized on a straight-line basis over the sublease term. The Company determines the sublease term based on the date it provides possession to the subtenant through the expiration date of the sublease.

The Company recognizes operating lease right-of-use assets and lease liabilities at lease commencement date, based on the present value of fixed lease payments over the expected lease term. The Company uses its incremental borrowing rates to determine the present value of fixed lease payments based on the information available at the lease commencement date, as the rate implicit in the lease is not readily determinable for the Company’s leases. The Company’s incremental borrowing rates are based on the term of the leases, the economic environment of the leases, and reflect the rate it would pay to borrow on a secured basis. Certain leases include one or more renewal options, generally for the same period as the initial term of the lease. The exercise of lease renewal options is generally at the Company’s sole discretion and as such, the Company typically determines that exercise of these renewal options is not reasonably certain. As a result, the Company generally does not include the renewal option period in the expected lease term and the associated lease payments are not included in the measurement of the operating lease right-of-use asset and lease liability. Certain leases also contain termination options with an associated penalty. Generally, the Company is reasonably certain not to exercise these options and as such, they are not included in the determination of the expected lease term. The Company recognizes operating lease expense on a straight-line basis over the lease term.
Leases with an initial lease term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for its short-term leases on a straight-line basis over the lease term.
The Company’s leases generally provide for payments of non-lease components, such as common area maintenance, real estate taxes and other costs associated with the leased property. The Company accounts for lease and non-lease components of its real estate leases together as a single lease component and, as such, includes fixed payments of non-lease components in the measurement of the operating lease right-of-use assets and lease liabilities for its real estate leases. Variable lease payments, such as percentage rentals based on location sales, periodic adjustments for inflation, reimbursement of real estate taxes, any variable common area maintenance and any other variable costs associated with the leased property are expensed as incurred as variable lease costs and are not recorded on the balance sheet. The Company’s lease agreements do not contain any material residual value guarantees or material restrictions or covenants.
The following table presents the Company’s supplemental balance sheet information related to leases (in millions):

	Balance Sheet Location	September 28, 2019
Assets
Operating leases	Operating lease right-of-use assets	$1,671

Liabilities
Current:
Operating leases	Current portion of operating lease liabilities	$403
Non-current:
Operating leases	Long-term portion of operating lease liabilities	$1,766

The components of net lease costs for the three and six months ended September 28, 2019 were as follows (in millions):

		September 28, 2019
	Statement of Operations and Comprehensive Income Location	Three Months Ended	Six Months Ended
Operating lease cost	Selling, general and administrative expenses	$115	$224
Short-term lease cost	Selling, general and administrative expenses	3	13
Variable lease cost	Selling, general and administrative expenses	39	79
Sublease income	Selling, general and administrative expenses	(2)	(3)
Total lease cost		$155	$313

The following table presents the Company’s supplemental cash flow information related to leases (in millions):

Six Months Ended
September 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$244
Non-cash transactions:
Lease assets obtained in exchange for new lease liabilities	$168

The following tables summarizes the weighted average remaining lease term and weighted average discount rate related to the Company’s operating lease right-of-use assets and lease liabilities recorded on the balance sheet as of September 28, 2019:

September 28, 2019
Operating leases:
Weighted average remaining lease term (years)	6.5
Weighted average discount rate	3.0%

At September 28, 2019, the future minimum lease payments under the terms of these noncancelable operating lease agreements are as follows (in millions):

September 28, 2019
Remainder of Fiscal 2020	$243
Fiscal 2021	459
Fiscal 2022	404
Fiscal 2023	346
Fiscal 2024	292
Thereafter	668
Total lease payments	2,412
Less: interest	(243)
Total lease liabilities	$2,169
At September 28, 2019, the future minimum sublease income under the terms of these noncancelable operating lease agreements are as follows (in millions):

September 28, 2019
Remainder of Fiscal 2020	$3
Fiscal 2021	6
Fiscal 2022	5
Fiscal 2023	5
Fiscal 2024	4
Thereafter	15
Total sublease income	$38
Additionally, the Company had approximately $15 million of future payment obligations related to executed lease agreements for which the related lease has not yet commenced as of September 28, 2019.

5. Acquisitions
Acquisition of Versace
On December 31, 2018, the Company completed the acquisition of Versace for a total enterprise value of approximately €1.753 billion (or approximately $2.005 billion), giving effect to an investment made by the Versace family at acquisition of 2.4 million shares of CPRI stock. The acquisition was funded through a combination of borrowings under the Company’s 2018 Term Loan Facility, drawings under the Company’s Revolving Credit Facility and cash on hand (see Note 11 for additional information).
Versace’s results of operations have been included in our consolidated financial statements beginning on December 31, 2018. Versace contributed total revenue of $228 million and $435 million, respectively, for the three and six months ended August 31, 2019 and net income from operations of $9 million and $6 million, respectively, after amortization of non-cash purchase accounting adjustments, for the three and six months ended August 31, 2019 (reflecting a one-month reporting lag).
As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period. See Note 4 in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2019 for additional disclosures relating to the Company’s acquisitions.
6. Receivables, net
Receivables, net, consist of (in millions):

	September 28, 2019	March 30, 2019
Trade receivables (1)	$428	$459
Receivables due from licensees	26	23
	454	482
Less: allowances	(86)	(99)
	$368	$383

(1)	As of September 28, 2019 and March 30, 2019, $64 million and $317 million, respectively, of trade receivables were insured.
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
The Company’s allowance for doubtful accounts is determined through analysis of periodic aging of receivables that are not covered by insurance and assessments of collectability based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers and the impact of general economic conditions. The past due status of a receivable is based on its contractual terms. Amounts deemed uncollectible are written off against the allowance when it is probable the amounts will not be recovered. Allowance for doubtful accounts was $15 million and $18 million, respectively, as of September 28, 2019 and March 30, 2019. The Company had bad debt expense of $4 million and $1 million, respectively, for the six months ended September 28, 2019 and September 29, 2018. All other periods presented were immaterial.

7. Property and Equipment, net
Property and equipment, net, consists of (in millions):

	September 28, 2019	March 30, 2019
Leasehold improvements	$656	$639
Computer equipment and software	307	292
Furniture and fixtures	298	292
In-store shops	272	270
Equipment	124	123
Building	46	47
Land	17	15
	1,720	1,678
Less: accumulated depreciation and amortization	(1,205)	(1,115)
	515	563
Construction-in-progress	74	52
	$589	$615

Depreciation and amortization of property and equipment for the three months ended September 28, 2019 and September 29, 2018 was $52 million and $45 million, respectively, and was $99 million and $92 million, respectively, for the six months ended September 28, 2019 and September 29, 2018. During the three months ended September 28, 2019, the Company recorded property and equipment impairment charges of $10 million, primarily related to Jimmy Choo and Versace store locations. During the six months ended September 28, 2019, the Company recorded property and equipment impairment charges of $23 million, $11 million of which related to determining asset groups for the Company’s premier store locations at an individual store level, $7 million of which related to Michael Kors and $4 million related to Jimmy Choo. In addition, during the six months ended September 28, 2019, the Company recorded property and equipment impairment charges of $12 million, primarily related to Jimmy Choo and Versace store locations (see Note 13 for additional information). During the three and six months ended September 29, 2018, the Company recorded property and equipment impairment charges of $6 million and $9 million, respectively, of which $4 million and $8 million, respectively, were related to underperforming Michael Kors full-price retail store locations, some of which related to the Retail Fleet Optimization Plan, as defined in Note 10.

8. Intangible Assets and Goodwill
The following table details the carrying values of the Company’s intangible assets and goodwill (in millions):

	September 28, 2019		March 30, 2019
Definite-lived intangible assets:
Reacquired Rights	$400		$400
Trademarks	23		23
Key Money (1)	68		96
Customer Relationships	398	(2)	415
Total definite-lived intangible assets	889		934
Less: accumulated amortization	(164)		(143)
Net definite-lived intangible assets	725		791

Indefinite-lived intangible assets:
Jimmy Choo brand	539	(2)	572
Versace brand	907	(2)	930
	1,446		1,502

Total intangible assets, excluding goodwill	$2,171		$2,293

Goodwill	$1,598	(2)	$1,659

(1)	The March 30, 2019 balance includes certain lease rights that were reclassified to the operating lease right-of-use asset as part of the adoption of ASU 2016-02.

(2)	The change in the carrying values since March 30, 2019 reflects currency translation.
Amortization expense for the Company’s definite-lived intangible assets for the three months ended September 28, 2019 and September 29, 2018 was $13 million and $8 million, respectively, and was $26 million and $17 million, respectively, for the six months ended September 28, 2019 and September 29, 2018. During the three and six months ended September 28, 2019, the Company recorded impairment charges of $1 million and $6 million, respectively, primarily related to intangible assets associated with its premier Michael Kors store locations (see Note 13 for further information). Impairment charges recorded during the three and six months ended September 29, 2018 were $1 million and $2 million, respectively. There were no goodwill or other indefinite-lived intangible asset impairment charges recorded during any of the periods presented.
9. Current Assets and Current Liabilities
Prepaid expenses and other current assets consist of the following (in millions):

	September 28, 2019	March 30, 2019
Prepaid taxes	$187	$125
Interest receivable related to net investment hedges	25	11
Unrealized gains on forward foreign currency exchange contracts	7	5
Prepaid property and equipment	6	7
Prepaid rent (1)	—	24
Other	50	49
	$275	$221

Accrued expenses and other current liabilities consist of the following (in millions):

	September 28, 2019	March 30, 2019
Other taxes payable	$60	$47
Return liabilities	35	35
Accrued capital expenditures	27	25
Accrued advertising and marketing	23	10
Accrued rent (2)	18	34
Gift cards and retail store credits	12	13
Professional services	10	12
Accrued litigation	10	11
Accrued interest	10	10
Restructuring liability (1)	7	64
Accrued purchases and samples	5	29
Other	66	84
	$283	$374

(1)
In connection with the adoption of ASU 2016-02, certain lease related assets and liabilities were reflected within operating lease right-of-use assets and liabilities as of September 28, 2019. See Note 2 and Note 4 for additional information.

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
During the six months ended September 28, 2019, the Company closed 23 of its Michael Kors retail stores under the Retail Fleet Optimization Plan, for a total of 123 stores closed at a cost of $95 million since plan inception. Restructuring charges recorded in connection with the Retail Fleet Optimization Plan during the six months ended September 28, 2019 were $1 million. The below table presents a rollforward of the Company’s remaining restructuring liability related to this plan (in millions):

	Severance and benefit costs	Lease-related and other costs	Total
Balance at March 30, 2019	$2	$53	$55
ASC 842 (Leases) Adjustment (1)	—	(46)	(46)
Balance at March 31, 2019	2	7	9
Additions charged to expense	—	1	1
Payments	—	(7)	(7)
Balance at September 28, 2019	$2	$1	$3

(1)	Consists of the reclassification of sublease liabilities to an offset of the related operating lease right-of-use asset due to the adoption of ASC 842. See Note 2 and Note 4 for further information.

During the three and six months ended September 29, 2018, the Company recorded restructuring charges of $2 million and $6 million, respectively, under the Retail Fleet Optimization Plan, which were comprised of lease-related charges.

Other Restructuring Charges
In addition to the restructuring charges related to the Retail Fleet Optimization Plan, the Company incurred charges of $1 million during the three and six months ended September 28, 2019 related to the Company’s intent to exit certain of its agreements in the EMEA region. During the six months ended September 28, 2019 the Company also incurred charges of $2 million relating to Jimmy Choo lease-related charges. The Company also incurred charges of $1 million relating to Jimmy Choo lease-related charges during the three and six months ended September 29, 2018.
Other Costs
During the three months ended September 28, 2019, the Company recorded costs of $6 million primarily in connection with the acquisition of Versace. During the six months ended September 28, 2019, the Company recorded costs of $18 million, which included $13 million in connection with the acquisition of Versace and $5 million in connection with the Jimmy Choo acquisition.
During the three and six months ended September 29, 2018, the Company recorded costs of $16 million and $23 million, respectively, which included $9 million in each period in connection with the acquisition of Versace, as well as $7 million and $14 million, respectively, in connection with the Jimmy Choo acquisition.
11. Debt Obligations
The following table presents the Company’s debt obligations (in millions):

	September 28, 2019	March 30, 2019
Term Loan	$1,435	$1,580
Revolving Credit Facilities	523	550
4.000% Senior Notes due 2024	450	450
Other	3	1
Total debt	2,411	2,581
Less: Unamortized debt issuance costs	10	13
Less: Unamortized discount on long-term debt	2	2
Total carrying value of debt	2,399	2,566
Less: Short-term debt	603	630
Total long-term debt	$1,796	$1,936

Senior Unsecured Revolving Credit Facility
The 2018 Credit Facility requires the Company to maintain a leverage ratio as of the end of each fiscal quarter of no greater than 3.75 to 1. Such leverage ratio is calculated as the ratio of the sum of total indebtedness as of the date of the measurement plus six times the consolidated rent expense for the last four consecutive fiscal quarters, to Consolidated EBITDAR (as defined below) for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined as consolidated net income plus income tax expense, net interest expense, depreciation and amortization expense, consolidated rent expense and other non-cash charges, subject to certain additions and deductions. The 2018 Credit Facility also includes covenants that limit additional indebtedness, guarantees, liens, acquisitions and other investments and cash dividends that are customary for financings of this type. As of September 28, 2019, the Company was in compliance with all covenants related to this agreement.
As of September 28, 2019 and March 30, 2019, the Company had borrowings of $513 million and $539 million, respectively, outstanding under the 2018 Revolving Credit Facility, which were recorded within short-term debt in its consolidated balance sheets. In addition, stand-by letters of credit of $16 million were outstanding as of September 28, 2019. At September 28, 2019, the amount available for future borrowings under the 2018 Revolving Credit Facility was $471 million. As of September 28, 2019 and March 30, 2019, the carrying value of borrowings outstanding under the 2018 Term Loan Facility was $1.428 billion and $1.570 billion, respectively, of which $80 million was recorded within short-term debt in each period and $1.348 billion and $1.490 billion, respectively, was recorded within long-term debt in its consolidated balance sheets.

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

At September 28, 2019 and March 30, 2019, the fair values of the Company’s forward foreign currency exchange contracts and net investment hedges were determined using broker quotations, which were calculations derived from observable market information: the applicable currency rates at the balance sheet date and those forward rates particular to the contract at inception. The Company makes no adjustments to these broker obtained quotes or prices, but assesses the credit risk of the counterparty and would adjust the provided valuations for counterparty credit risk when appropriate. The fair values of the forward contracts are included in prepaid expenses and other current assets, and in accrued expenses and other current liabilities in the consolidated balance sheets, depending on whether they represent assets or liabilities to the Company. The fair values of net investment hedges are included in other assets, as detailed in Note 14.

All contracts are measured and recorded at fair value on a recurring basis and are categorized in Level 2 of the fair value hierarchy, as shown in the following table (in millions):

	Fair value at September 28, 2019 using:			Fair value at March 30, 2019 using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets:
Forward foreign currency exchange contracts	$—	$6	$—	$—	$5	$—
Net investment hedges	—	109	—	—	37	—
Other undesignated derivative contracts	—	1	—	—	—	—
Total derivative assets	$—	$116	$—	$—	$42	$—

Derivative liabilities:
Other undesignated derivative contracts	$—	$4	$—	$—	$5	$—
Total derivative liabilities	$—	$4	$—	$—	$5	$—

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

	September 28, 2019		March 30, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
4.000% Senior Notes	$445	$459	$445	$438
Term Loan	$1,428	$1,438	$1,570	$1,574
Revolving Credit Facilities	$523	$523	$550	$550

The Company’s cash and cash equivalents, accounts receivable and accounts payable, are recorded at carrying value, which approximates fair value.
Non-Financial Assets and Liabilities
The Company’s non-financial assets include goodwill, intangible assets, operating lease right-of-use assets and property and equipment. Such assets are reported at their carrying values and are not subject to recurring fair value measurements. The Company’s goodwill and its indefinite-lived intangible assets (Versace and Jimmy Choo brands) are assessed for impairment at least annually during the fourth quarter of each fiscal year, while its other long-lived assets, including operating lease right-of-use assets, property and equipment and definite-lived intangible assets, are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The fair values of these assets were determined based on Level 3 measurements using the Company’s best estimates of the amount and timing of future discounted cash flows, based on historical experience, market conditions, current trends and performance expectations.

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that carrying amounts of such assets may not be recoverable. This assessment is performed for each long-lived asset group that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The grouping of assets requires a significant amount of judgment. The Company historically grouped certain premier store locations, primarily Michael Kors premier stores, with other Michael Kors stores within the immediate geographic area surrounding the premier store as the Company believed the assets of the store group benefited from the Company’s investments in the premier store. Due to the Company’s recent significant expansion in luxury retail, as well as its continued growth in its global digital business, the Company reassessed its methodology for evaluating impairment of long-lived assets, including the determination of asset groupings. The Company’s luxury retail business generally operates only premier, more luxurious, retail store locations with consistent investments across its individual stores. As a result, during the six months ended September 28, 2019, the Company determined that asset groups at an individual store level represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. As a result of this determination, in the first quarter of Fiscal 2020, the Company identified impairment indicators at certain premier retail store locations and recorded operating lease right-of-use asset and property and equipment impairment charges of $68 million and $11 million, respectively, which are included in the impairment charges detailed in the table below (in millions):

	Three Months Ended September 28, 2019			Six Months Ended September 28, 2019
	Carrying Value Prior to Impairment	Fair Value	Impairment Charge	Carrying Value Prior to Impairment	Fair Value	Impairment Charge
Operating Lease Right-of-Use Assets	$174	$81	$93	$306	$134	$172
Property and Equipment	24	14	10	44	21	23
Key Money	2	1	1	10	4	6
Total	$200	$96	$104	$360	$159	$201

	Three Months Ended September 29, 2018			Six Months Ended September 29, 2018
	Carrying Value Prior to Impairment	Fair Value	Impairment Charge	Carrying Value Prior to Impairment	Fair Value	Impairment Charge
Property and Equipment	$9	$3	$6	$14	$5	$9
Lease Rights	2	1	1	4	2	2
Total	$11	$4	$7	$18	$7	$11

In addition to the impairment charges above, the Company recorded an adjustment to reduce its March 31, 2019 opening balance of retained earnings by $152 million, net of tax, reflecting impairments of operating lease right-of-use assets for certain underperforming real estate locations for which the carrying value of the opening operating lease right-of-use asset exceeded its related fair value. Property and equipment related to these underperforming locations were fully impaired due to the adoption of ASU 2016-02. See Note 2 and Note 4 for additional information.
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

In connection with the September 24, 2018 definitive agreement to acquire all of the outstanding shares of Versace, the Company entered into forward foreign currency exchange contracts in September 2018 with notional amounts totaling €1.680 billion (approximately $2.001 billion) to mitigate its foreign currency exchange risk through the closing date of the acquisition, which were settled on December 21, 2018. These derivative contracts were not designated as accounting hedges. Therefore, changes in fair value were recorded to foreign currency (gain) loss in the Company’s consolidated statements of operations and comprehensive income. The Company’s accounting policy is to classify cash flows from derivative instruments that are accounted for as cash flow hedges in the same category as the cash flows from the items being hedged. Accordingly, the Company classified the unrealized gains and losses relating to these derivative instruments within cash flows from investing activities.
Net Investment Hedges
As of September 28, 2019, the Company had multiple fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $3.190 billion to hedge its net investment in Euro-denominated subsidiaries and $44 million to hedge its net investment in Japanese Yen-denominated subsidiaries against future volatility in the exchange rates between U.S. Dollar and these currencies. Under the terms of these contracts, which have maturity dates between January 2022 and June 2026, the Company will exchange the semi-annual fixed rate payments on U.S. denominated debt for fixed rate payments of 0% to 1.674% in Euros and 0.89% in Japanese Yen. These contracts have been designated as net investment hedges.
When a cross-currency swap is used as a hedging instrument in a net investment hedge assessed under the spot method, the cross-currency basis spread is excluded from the assessment of hedge effectiveness and is recognized as a reduction in interest expense in the Company’s consolidated statements of operations and comprehensive income. Accordingly, the Company recorded a reduction in interest expense of $19 million and $34 million, respectively, during the three and six months ended September 28, 2019 and $3 million and $4 million, respectively, during the three and six months ended September 29, 2018.
The following table details the fair value of the Company’s derivative contracts, which are recorded on a gross basis in the consolidated balance sheets as of September 28, 2019 and March 30, 2019 (in millions):

			Fair Values
	Notional Amounts		Assets				Liabilities
	September 28, 2019	March 30, 2019	September 28, 2019		March 30, 2019		September 28, 2019		March 30, 2019
Designated forward foreign currency exchange contracts	$150	$166	$6	(1)	$5	(1)	$—		$—
Designated net investment hedge	3,234	2,234	109	(2)	37	(2)	—		—
Total designated hedges	3,384	2,400	115		42		—		—
Undesignated derivative contracts (4)	170	199	1	(1)	—		4	(3)	5	(3)
Total	$3,554	$2,599	$116		$42		$4		$5

(1)	Recorded within prepaid expenses and other current assets in the Company’s consolidated balance sheets.

(2)	Recorded within other assets in the Company’s consolidated balance sheets.

(3)	Recorded within accrued expenses and other current liabilities in the Company’s consolidated balance sheets.

(4)	Primarily includes undesignated hedges of foreign currency denominated intercompany balances and inventory purchases.

The Company records and presents the fair values of all of its derivative assets and liabilities in its consolidated balance sheets on a gross basis, as shown in the previous table. However, if the Company were to offset and record the asset and liability balances for its derivative instruments on a net basis in accordance with the terms of its master netting arrangements, which provide for the right to set-off amounts for similar transactions denominated in the same currencies, the resulting impact as of September 28, 2019 and March 30, 2019 would be as follows (in millions):

	Forward Currency Exchange Contracts		Net Investment Hedges
	September 28, 2019	March 30, 2019	September 28, 2019	March 30, 2019
Assets subject to master netting arrangements	$7	$5	$109	$37
Liabilities subject to master netting arrangements	$4	$5	$—	$—
Derivative assets, net	$6	$5	$109	$37
Derivative liabilities, net	$3	$5	$—	$—

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
The following table summarizes the gains and losses on the Company’s designated forward foreign currency exchange contracts and net investment hedges (in millions):

	Three Months Ended		Six Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	Gains Recognized in OCI	Gains Recognized in OCI	Gains Recognized in OCI	Gains Recognized in OCI
Designated forward foreign currency exchange contracts	$6	$1	$6	$10
Designated net investment hedges	$129	$—	$104	$5
The following tables summarize the impact of the gains and losses within the consolidated statements of operations and comprehensive income related to the designated forward foreign currency exchange contracts for the three and six months ended September 28, 2019 and September 29, 2018 (in millions):

	Three Months Ended
	(Gain) Loss Reclassified from Accumulated OCI		Location of (Gain) Loss recognized	Total Cost of goods sold
	September 28, 2019	September 29, 2018		September 28, 2019	September 29, 2018
Designated forward foreign currency exchange contracts	$(2)	$2	Cost of goods sold	$568	$490

	Six Months Ended
	(Gain) Loss Reclassified from Accumulated OCI		Location of (Gain) Loss recognized	Total Cost of goods sold
	September 28, 2019	September 29, 2018		September 28, 2019	September 29, 2018
Designated forward foreign currency exchange contracts	$(5)	$7	Cost of goods sold	$1,080	$942

The Company expects that substantially all of the amounts currently recorded in accumulated other comprehensive income (loss) for its forward foreign currency exchange contracts will be reclassified into earnings during the next 12 months, based upon the timing of inventory purchases and turnover.
Undesignated Hedges
During the three and six months ended September 28, 2019, the net impact of changes in the fair value of undesignated forward foreign currency exchange contracts recognized within foreign currency loss (gain) in the Company’s consolidated statement of operations and comprehensive income was not material.
During the three and six months ended September 29, 2018, the Company recognized a net loss of $30 million and $29 million, respectively, related to changes in the fair value of undesignated forward foreign currency exchange contracts within foreign currency loss (gain) in the Company’s consolidated statement of operations and comprehensive income. These amounts were primarily comprised of a $30 million loss related to the derivative contracts entered into on September 25, 2018 to mitigate foreign currency exchange risk associated with the Versace acquisition that were settled on December 21, 2018.
15. Shareholders’ Equity
Share Repurchase Program
During the six months ended September 29, 2018, the Company repurchased 1,659,941 shares at a cost of $100 million through open market transactions under its $1.0 billion share-repurchase program, which expired on May 25, 2019. On August 1, 2019, the Company’s Board of Directors authorized a new $500 million share repurchase program, which expires August 1, 2021. Share repurchases may be made in open market or privately negotiated transactions, subject to market conditions, applicable legal requirements, trading under the Company’s insider trading policy and other relevant factors. The program may be suspended or discontinued at any time.
The Company also has in place a “withhold to cover” repurchase program, which allows the Company to withhold ordinary shares from certain executive officers and directors to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards. During the six month periods ended September 28, 2019 and September 29, 2018, the Company withheld 63,223 shares and 106,002 shares, respectively, with a fair value of $2 million and $7 million, respectively, in satisfaction of minimum tax withholding obligations relating to the vesting of restricted share awards.
Accumulated Other Comprehensive Income (Loss)
The following table details changes in the components of accumulated other comprehensive income (loss) (“AOCI”), net of taxes for the six months ended September 28, 2019 and September 29, 2018, respectively (in millions):

	Foreign Currency Translation Gains (Losses) (1)	Net (Losses) Gains on Derivatives (2)	Other Comprehensive Income (Loss) Attributable to Capri
Balance at March 31, 2018	$61	$(10)	$51
Other comprehensive (loss) income before reclassifications	(128)	9	(119)
Less: amounts reclassified from AOCI to earnings	—	(6)	(6)
Other comprehensive (loss) income, net of tax	(128)	15	(113)
Balance at September 29, 2018	$(67)	$5	$(62)

Balance at March 30, 2019	$(73)	$7	$(66)
Other comprehensive (loss) income before reclassifications	(38)	5	(33)
Less: amounts reclassified from AOCI to earnings	—	4	4
Other comprehensive (loss) income, net of tax	(38)	1	(37)
Balance at September 28, 2019	$(111)	$8	$(103)

(1)
Foreign currency translation gains and losses for the six months ended September 28, 2019 include net gains of $6 million on intra-entity transactions that are of a long-term investment nature, a $42 million translation loss relating to the inclusion of the Versace business and an $86 million gain, net of taxes of $18 million, relating to the Company’s net investment hedges. Foreign currency translation gains and losses for the six months ended September 29, 2018 include net gains of $8 million on intra-entity transactions that are of a long-term investment nature, a $105 million translation loss relating to the inclusion of the Jimmy Choo business and a $4 million gain, net of taxes of $1 million, relating to the Company’s net investment hedges.

(2)
Reclassified amounts relate to the Company’s forward foreign currency exchange contracts for inventory purchases and are recorded within cost of goods sold in the Company’s consolidated statements of operations and comprehensive income. All tax effects were not material for the periods presented.

16. Share-Based Compensation
The Company issues equity grants to certain employees and directors of the Company at the discretion of the Company’s Compensation and Talent Committee. The Company has two equity plans, one stock option plan adopted in Fiscal 2008 (as amended and restated, the “2008 Plan”), and the Omnibus Incentive Plan adopted in the third fiscal quarter of Fiscal 2012 and amended and restated with shareholder approval in May 2015 (the “Incentive Plan”). The 2008 Plan only provided for grants of share options and was authorized to issue up to 23,980,823 ordinary shares. As of September 28, 2019, there were no shares available to grant equity awards under the 2008 Plan. The Incentive Plan allows for grants of share options, restricted shares and RSUs, and other equity awards, and authorizes a total issuance of up to 15,246,000 ordinary shares. At September 28, 2019, there were 2,530,245 ordinary shares available for future grants of equity awards under the Incentive Plan. Option grants issued from the 2008 Plan generally expire ten years from the date of the grant, and those issued under the Incentive Plan generally expire seven years from the date of the grant.
The following table summarizes the Company’s share-based compensation activity during the six months ended September 28, 2019:

	Options	Service-Based RSUs	Performance-Based RSUs
Outstanding/Unvested at March 30, 2019	2,131,259	3,839,862	737,074
Granted	—	1,869,918	169,817
Exercised/Vested	—	(711,173)	(53,025)
Decrease due to performance condition	—	—	(39,999)
Canceled/forfeited	(6,452)	(120,970)	—
Outstanding/Unvested at September 28, 2019	2,124,807	4,877,637	813,867

The weighted average grant date fair value of service-based and performance-based RSUs granted during the six months ended September 28, 2019 was $33.90 and $33.86, respectively, and $67.39 and $67.52, respectively, during the six months ended September 29, 2018.
Share-Based Compensation Expense
The following table summarizes compensation expense attributable to share-based compensation for the three and six months ended September 28, 2019 and September 29, 2018 (in millions):

	Three Months Ended		Six Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Share-based compensation expense	$21	$13	$49	$26
Tax benefit related to share-based compensation expense	$4	$3	$9	$5

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate to date. The estimated value of future forfeitures for equity grants as of September 28, 2019 is approximately $11 million.

See Note 17 in the Company’s Fiscal 2019 Annual Report on Form 10-K for additional information relating to the Company’s share-based compensation awards.
17. Income Taxes
The Company’s effective tax rates for the three and six months ended September 28, 2019 are (5.8)% and 1.7%, respectively. Such rates differ from the United Kingdom (“U.K.”) federal statutory rate of 19% primarily due to the favorable impact from the realization of previously unrecognized tax benefits associated with certain positions in Europe realized during the period and return to provision adjustments in the US and Europe, which resulted in a benefit to the Company’s effective income tax rate for the three and six months ended September 28, 2019. In addition, the Company had favorable effects related to global financing activities. The global financing activities are related to the Company’s 2014 move of its principal executive office from Hong Kong to the U.K. and decision to become a U.K. tax resident. In connection with this decision, the Company funded its international growth strategy through intercompany debt financing arrangements between certain of our U.S., U.K. and Switzerland subsidiaries in December 2015. Due to the difference in the statutory income tax rates between these jurisdictions, the Company realized a lower effective tax rate.
The Company’s effective tax rates for the three and six months ended September 29, 2018 were 9.9% and 9.5%, respectively. Such rates differed from the United Kingdom (“U.K.”) federal statutory rate of 19% primarily due to the favorable effects of global financing arrangements and tax benefits of share-based compensation.
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

•
Michael Kors — segment includes revenue generated through the sale of Michael Kors products through four primary Michael Kors retail store formats: “Collection” stores, “Lifestyle” stores (including concessions), outlet stores and e-commerce, through which the Company sells Michael Kors products, as well as licensed products bearing the Michael Kors name, directly to the end consumer throughout the Americas, Europe and certain parts of Asia. The Michael Kors e-commerce business includes e-commerce sites in the U.S., Canada and certain parts of Europe and Asia. The Company also sells Michael Kors products directly to department stores, primarily located across the Americas and Europe, to specialty stores and travel retail shops, and to its geographic licensees. In addition, revenue is generated through product and geographic licensing arrangements, which allow third parties to use the Michael Kors brand name and trademarks in connection with the manufacturing and sale of products, including watches, jewelry, fragrances and eyewear.

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
The following table presents the key performance information of the Company’s reportable segments (in millions):

	Three Months Ended		Six Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Total revenue:
Versace	$228	$—	$435	$—
Jimmy Choo	125	116	283	289
Michael Kors	1,089	1,137	2,070	2,167
Total revenue	$1,442	$1,253	$2,788	$2,456

Income (loss) from operations:
Versace	$9	$—	$6	$—
Jimmy Choo	(10)	(9)	1	13
Michael Kors	222	248	423	478
Total segment income from operations	221	239	430	491
Less: Corporate expenses	(35)	(23)	(68)	(45)
Restructuring and other charges	(7)	(19)	(22)	(30)
Impairment of long-lived assets	(104)	(7)	(201)	(11)
Total income from operations	$75	$190	$139	$405

Depreciation and amortization expense for each segment are as follows (in millions):

	Three Months Ended		Six Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Depreciation and amortization:
Versace	$15	$—	$29	$—
Jimmy Choo	9	9	17	17
Michael Kors	41	44	79	92
Total depreciation and amortization	$65	$53	$125	$109

Total revenue (based on country of origin) by geographic location are as follows (in millions):

	Three Months Ended		Six Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Total revenue:
The Americas (1)	$802	$793	$1,531	$1,511
EMEA	409	289	769	591
Asia	231	171	488	354
Total revenue	$1,442	$1,253	$2,788	$2,456

(1)
Total revenue earned in the U.S. were $741 million and $1.422 billion, respectively, for the three and six months ended September 28, 2019 and $737 million and $1.405 billion, respectively, for the three and six months ended September 29, 2018.

As of September 28, 2019 and March 30, 2019, the Company's total assets were $8.393 billion and $6.650 billion, respectively. The increase in total assets was primarily due to the adoption of ASU 2016-02 in the first quarter of Fiscal 2020, which resulted in the Company recording operating lease right-of-use assets of $1.671 billion, of which $1.062 billion related to Michael Kors, $386 million related to Versace, and $223 million related to Jimmy Choo, as of September 28, 2019.

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
Jimmy Choo
We generate revenue through the sale of Jimmy Choo luxury goods to end clients through directly operated Jimmy Choo stores throughout the Americas (United States, Canada and Latin America, excluding Brazil), EMEA and certain parts of Asia, through our e-commerce sites, as well as through wholesale sales of luxury goods to distribution partners (including geographic licensing arrangements that allow third parties to use the Jimmy Choo tradename in connection with retail and/or wholesale sales of Jimmy Choo branded products in specific geographic regions), multi-brand department stores and specialty stores worldwide. In addition, revenue is generated through product licensing agreements, which allow third parties to use the Jimmy Choo brand name and trademarks in connection with the manufacturing and sale of fragrances, sunglasses and eyewear.
Michael Kors
We generate revenue through the sale of Michael Kors products through four primary Michael Kors retail store formats: “Collection” stores, “Lifestyle” stores (including concessions), outlet stores and e-commerce, through which we sell our products, as well as licensed products bearing our name, directly to the end consumer throughout the Americas, Europe and certain parts of Asia. Our Michael Kors e-commerce business includes e-commerce sites in the U.S., Canada and certain parts of Europe and Asia. We also sell Michael Kors products directly to department stores, primarily located across the Americas and Europe, to specialty stores and travel retail shops in the Americas, Europe and Asia, and to our geographic licensees in certain parts of EMEA, Asia and Brazil. In addition, revenue is generated through product and geographic licensing arrangements, which allow third parties to use the Michael Kors brand name and trademarks in connection with the manufacturing and sale of products, including watches, jewelry, fragrances and beauty, and eyewear, as well as through geographic licensing arrangements, which allow third parties to use the Michael Kors tradename in connection with the retail and/or wholesale sales of our Michael Kors branded products in specific geographic regions.

Unallocated Expenses
In addition to the reportable segments discussed above, we have certain corporate costs that are not directly attributable to our brands and, therefore, are not allocated to segments. Such costs primarily include certain administrative, corporate occupancy, information systems expenses, including Enterprise Resource Planning (“ERP”) system implementation costs. In addition, certain other costs are not allocated to segments, including restructuring and other charges (including transaction and transition costs related to our recent acquisitions) and impairment costs. The new segment structure is consistent with how our chief operating decision maker plans and allocates resources, manages our business and assesses our performance. All prior period segment information has been recast to reflect the realignment of our segment reporting structure on a comparable basis, which occurred in the fourth quarter of Fiscal 2019. The following table presents our total revenue and income from operations by segment for the three and six months ended September 28, 2019 and September 29, 2018 (in millions):

		Three Months Ended		Six Months Ended
		September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Total revenue:
	Versace	$228	$—	$435	$—
	Jimmy Choo	125	116	283	289
	Michael Kors	1,089	1,137	2,070	2,167
Total revenue		$1,442	$1,253	$2,788	$2,456

Income (loss) from operations:
	Versace	$9	$—	$6	$—
	Jimmy Choo	(10)	(9)	1	13
	Michael Kors	222	248	423	478
Total segment income from operations		221	239	430	491
Less:	Corporate expenses	(35)	(23)	(68)	(45)
	Restructuring and other charges	(7)	(19)	(22)	(30)
	Impairment of long-lived assets	(104)	(7)	(201)	(11)
Total income from operations		$75	$190	$139	$405

The following table presents our global network of retail stores and wholesale doors by brand:

	As of
	September 28, 2019	September 29, 2018
Number of full price retail stores (including concessions):
Versace	152	—
Jimmy Choo	171	168
Michael Kors	580	594
	903	762

Number of outlet stores:
Versace	46	—
Jimmy Choo	45	36
Michael Kors	270	260
	361	296

Total number of retail stores	1,264	1,058

Total number of wholesale doors
Versace	819	—
Jimmy Choo	586	616
Michael Kors	3,138	3,513
	4,543	4,129
The following table presents our retail stores by geographic location:

	As of			As of
	September 28, 2019			September 29, 2018
	Versace	Jimmy Choo	Michael Kors	Jimmy Choo	Michael Kors
Store count by region:
The Americas	28	45	386	44	398
EMEA	57	73	181	70	195
Asia	113	98	283	90	261
	198	216	850	204	854
Key Consolidated Performance Indicators and Statistics
We use a number of key indicators of operating results to evaluate our Company’s performance, including the following (dollars in millions):

	Three Months Ended		Six Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Total revenue	$1,442	$1,253	$2,788	$2,456
Gross profit as a percent of total revenue	60.6%	60.9%	61.3%	61.6%
Income from operations	$75	$190	$139	$405
Income from operations as a percent of total revenue	5.2%	15.2%	5.0%	16.5%

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
We intend to continue to increase our international presence and global brand recognition by growing our existing international operations through acquisitions, the formation of various joint ventures with international partners and continuing with our international licensing arrangements. We feel this is an efficient method for continued penetration into the global luxury goods market, especially for markets where we have yet to establish a substantial presence. In addition, our growth strategy includes assuming direct control of certain licensed international operations to better manage our growth opportunities in the related regions.
See Note 5 to the accompanying consolidated financial statements for additional information regarding our recent acquisitions.
Channel Shift and Demand for Our Accessories and Related Merchandise. Our performance is affected by trends in the luxury goods industry, as well as shifts in demographics and changes in lifestyle preferences. Although the overall consumer spending for personal luxury products has recently increased, consumer shopping preferences have continued to shift from physical stores to on-line shopping. We currently expect that this trend will continue in the foreseeable future. We continue to adjust our operating strategy to the changing business environment. We have made significant progress toward our previously announced plan to close between 100 and 125 of our Michael Kors retail stores at an expected total one-time cost of approximately $100 - $125 million, in order to improve the profitability of our Michael Kors retail store fleet (“Retail Fleet Optimization Plan”). As of September 28, 2019, we closed a total of 123 stores at a cost of $95 million to date and recorded restructuring charges of $1 million and $6 million during the six months ended September 28, 2019 and September 29, 2018, respectively. We anticipate finalizing the remainder of the planned store closures under the Retail Fleet Optimization Plan by the end of Fiscal 2020. Collectively, we continue to anticipate lower depreciation and amortization associated with the impairment charges recorded once these initiatives are completed.
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
Costs of Manufacturing and Tariffs. Our industry is subject to volatility in costs related to certain raw materials used in the manufacturing of our products. This volatility applies primarily to costs driven by commodity prices, which can increase or decrease dramatically over a short period of time. In addition, our costs may be impacted by tariffs imposed on our products and increased duties due to changes in trade terms. On May 10, 2019, the U.S. increased the tariff rate from 10% to 25% on $200 billion of imports of select product categories from China, and effective September 1, 2019, a 10% tariff on an additional $300 billion of goods from China, including ready-to-wear, footwear and men’s products, went into effect. If additional tariffs or trade restrictions are implemented by the U.S. or other countries, the cost of our products could increase which could adversely affect our business. In addition, commodity prices and tariffs may have an impact on our revenues, results of operations and cash flows. We use commercially reasonable efforts to mitigate these effects by sourcing our products as efficiently as possible and diversifying the countries where we produce. In addition, manufacturing labor costs are also subject to degrees of volatility based on local and global economic conditions. We use commercially reasonable efforts to source from localities that suit our manufacturing standards and result in more favorable labor driven costs to our products.

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
Cost of goods sold includes the cost of inventory sold and related duties and tariffs, freight-in on merchandise and foreign currency exchange gains/losses related to designated forward contracts for purchase commitments. All retail operating and occupancy costs are included in Selling, general and administrative expenses (see below) and, as a result, our cost of goods sold may not be comparable to that of other entities that have chosen to include some or all of those expenses as a component of their cost of goods sold.
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
Depreciation and amortization includes depreciation and amortization of property and equipment and definite-lived intangible assets.

Impairment of long-lived assets consists of charges to write-down operating lease right-of-use assets, property and equipment and finite-lived intangible assets to fair value. Impairment charges are not allocated to our reportable segments.
Restructuring and other charges includes store closure costs recorded in connection with the Retail Fleet Optimization Plan and other restructuring initiatives, as well as costs recorded in connection with our acquisitions of Versace and Jimmy Choo (see Note 5 and Note 10 to the accompanying consolidated financial statements for additional information). Restructuring and other charges are not allocated to our reportable segments.
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
Noncontrolling interests/Redeemable noncontrolling interest represents the portion of the equity ownership in the Michael Kors Latin American joint venture, MK (Panama) Holdings, S.A. and subsidiaries (“MK Panama”), noncontrolling interests in JC Industry S.r.L and JC Gulf Trading LLC, as well as in J. Choo Russia J.V. Limited, and noncontrolling interests in Versace Singapore Pte. Ltd., as well as the redeemable noncontrolling interest in Versace Australia PTY Limited.

Results of Operations
Comparison of the three months ended September 28, 2019 with the three months ended September 29, 2018
The following table details the results of our operations for the three months ended September 28, 2019 and September 29, 2018, and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Three Months Ended		$ Change	% Change	% of Total Revenue for the Three Months Ended
	September 28, 2019	September 29, 2018			September 28, 2019	September 29, 2018
Statements of Operations Data:
Total revenue	$1,442	$1,253	$189	15.1%
Cost of goods sold	568	490	78	15.9%	39.4%	39.1%
Gross profit	874	763	111	14.5%	60.6%	60.9%
Selling, general and administrative expenses	623	494	129	26.1%	43.2%	39.4%
Depreciation and amortization	65	53	12	22.6%	4.5%	4.2%
Impairment of long-lived assets	104	7	97	NM	7.2%	0.6%
Restructuring and other charges (1)	7	19	(12)	(63.2)%	0.5%	1.5%
Total operating expenses	799	573	226	39.4%	55.4%	45.7%
Income from operations	75	190	(115)	(60.5)%	5.2%	15.2%
Other income, net	(1)	(1)	—	—%	(0.1)%	(0.1)%
Interest expense, net	3	6	(3)	(50.0)%	0.2%	0.5%
Foreign currency loss	4	33	(29)	(87.9)%	0.3%	2.6%
Income before provision for income taxes	69	152	(83)	(54.6)%	4.8%	12.1%
(Benefit from) provision for income taxes	(4)	15	(19)	NM	(0.3)%	1.2%
Net income	73	137	(64)	(46.7)%
Less: Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	—	(1)	1	NM
Net income attributable to Capri	$73	$138	$(65)	(47.1)%
___________________
NM Not meaningful

(1)
Includes store closure costs recorded in connection with the Retail Fleet Optimization Plan (as defined in Note 10) and other restructuring initiatives, as well as costs recorded in connection with our acquisitions of Jimmy Choo and Versace.

Total Revenue
Total revenue increased $189 million, or 15.1%, to $1.442 billion for the three months ended September 28, 2019, compared to $1.253 billion for the three months ended September 29, 2018, which included net unfavorable foreign currency effects of approximately $13 million, primarily related to the weakening of the Euro, the British Pound, and the Chinese Renminbi against the U.S. Dollar during the three months ended September 28, 2019 as compared to the same prior year period. On a constant currency basis, our total revenue increased $202 million, or 16.1%. Total revenue for the three months ended September 28, 2019 includes approximately $228 million of incremental revenue attributable to Versace, which was acquired and consolidated into our results of operations effective December 31, 2018, as well as increased revenue from our Jimmy Choo business, offset in part by lower revenue from our Michael Kors business, as compared to the prior year.
Gross Profit
Gross profit increased $111 million, or 14.5%, to $874 million for the three months ended September 28, 2019, compared to $763 million for the three months ended September 29, 2018, which included net unfavorable foreign currency effects of $9 million. Gross profit as a percentage of total revenue decreased 30 basis points to 60.6% during the three months ended September 28, 2019, compared to 60.9% during the three months ended September 29, 2018. The decrease in our gross profit margin was primarily attributable to lower gross profit margin for Michael Kors primarily driven by increased markdowns during the three months ended September 28, 2019, as compared to the three months ended September 29, 2018, partially offset by the inclusion of Versace, which benefited our gross margin 80 basis points.

Total Operating Expenses
Total operating expenses increased $226 million, or 39.4%, to $799 million during the three months ended September 28, 2019, compared to $573 million for the three months ended September 29, 2018, which included incremental operating expenses of $139 million associated with the recently acquired Versace business. Our operating expenses included a net favorable foreign currency impact of approximately $23 million. Total operating expenses increased to 55.4% as a percentage of total revenue for the three months ended September 28, 2019, compared to 45.7% for the three months ended September 29, 2018. The components that comprise total operating expenses are explained below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $129 million, or 26.1%, to $623 million during the three months ended September 28, 2019, compared to $494 million for the three months ended September 29, 2018. The increase in selling, general and administrative expenses was primarily due to incremental costs of $123 million associated with the recently acquired Versace business, which has been consolidated in our operations beginning on December 31, 2018.
Corporate unallocated expenses, which are included within selling, general and administrative expenses discussed above, but are not directly attributable to a reportable segment, increased $12 million, or 52.2%, to $35 million during the three months ended September 28, 2019 as compared to $23 million for the three months ended September 29, 2018. Selling, general, and administrative expenses as a percentage of total revenue increased to 43.2% for the three months ended September 28, 2019, compared to 39.4% for the three months ended September 29, 2018, primarily due to the inclusion of expenses associated with the Versace business, and increased retail store and e-commerce related costs as a percentage of total revenue during the three months ended September 28, 2019, as compared to the three months ended September 29, 2018.
Depreciation and Amortization
Depreciation and amortization increased $12 million, or 22.6%, to $65 million during the three months ended September 28, 2019, compared to $53 million for the three months ended September 29, 2018. The increase in depreciation and amortization expense was primarily attributable to incremental depreciation and amortization expense of $15 million attributable to our Versace business (including amortization of purchase accounting adjustments), partially offset by lower depreciation due to previously recorded property and equipment impairment charges. Depreciation and amortization increased to 4.5% as a percentage of total revenue during the three months ended September 28, 2019, compared to 4.2% for the three months ended September 29, 2018.
Impairment of Long-Lived Assets
During the three months ended September 28, 2019, we recognized long-lived asset impairment charges of $104 million, which primarily related to operating lease right-of-use assets largely driven by the negative impact from the situation in Hong Kong (see Note 13 to the accompanying consolidated financial statements for additional information). During the three months ended September 29, 2018, we recognized long-lived asset impairment charges of approximately $7 million, which were primarily related to underperforming Michael Kors retail store locations, some of which related to closures as part of our Retail Fleet Optimization Plan.
Restructuring and Other Charges
During the three months ended September 28, 2019, we recognized restructuring and other charges of $7 million, which primarily included other costs of $6 million primarily in connection with the acquisition of Versace (see Note 10 to the accompanying consolidated financial statements for additional information).
During the three months ended September 29, 2018, we recognized restructuring and other charges of $19 million, which were comprised of $16 million of other costs and restructuring charges of $3 million primarily recorded in connection with our Retail Fleet Optimization Plan. The other costs recorded during the three months ended September 29, 2018 included $9 million related to our agreement to acquire Versace and $7 million in connection with the Jimmy Choo acquisition. Restructuring and other charges are not evaluated as part of our reportable segments’ results (See Segment Information above for additional information).

Income from Operations
As a result of the foregoing, income from operations decreased $115 million, or 60.5%, to $75 million during three months ended ended September 28, 2019, compared to $190 million for the three months ended September 29, 2018. Income from operations as a percentage of total revenue decreased to 5.2% during the three months ended September 28, 2019, compared to 15.2% for the three months ended September 29, 2018. See Segment Information above for a reconciliation of our segment operating income to total operating income.
Interest Expense, net
Interest expense, net decreased $3 million to $3 million during the three months ended September 28, 2019, compared to $6 million for the three months ended September 29, 2018, primarily due to a $19 million reduction to interest expense related to the cross-currency swap used in the net investment hedge during the three months ended September 28, 2019, as compared to $3 million during the three months ended September 29, 2018, largely offset by increased interest expense attributable to higher borrowings than in prior year (see Note 11 and Note 14 to the accompanying consolidated financial statements for additional information).
Foreign Currency Loss
During the three months ended September 28, 2019, we recognized a net foreign currency loss of $4 million, primarily attributable to the revaluation and settlement of certain of our accounts payable in currencies other than the functional currency, as well as the remeasurement of dollar-denominated intercompany loans with certain of our subsidiaries.
During the three months ended September 29, 2018, we recognized a net foreign currency loss of $33 million, primarily attributable to a $30 million unrealized loss related to a forward foreign currency exchange derivative contract entered into to mitigate foreign currency exchange risk relating to the Versace acquisition.
Provision for Income Taxes
We recognized $4 million of income tax benefit during the three months ended September 28, 2019, compared to $15 million of income tax expense for the three months ended September 29, 2018. Our effective tax rate for the three months ended September 28, 2019, was a benefit of 5.8%, compared to a provision of 9.9% for the three months ended September 29, 2018. The decrease in our effective tax rate was primarily related to the realization of previously unrecognized tax benefits associated with certain positions in Europe realized during the period and return to provision adjustments in the US and Europe, offset by the unfavorable impact of tax deficits recognized on shared based compensation during the three months ended September 28, 2019, compared to three months ended September 29, 2018.
Our effective tax rate may fluctuate from time to time due to the effects of changes in U.S. state and local taxes and tax rates in foreign jurisdictions. In addition, factors such as the geographic mix of earnings, enacted tax legislation and the results of various global tax strategies, may also impact our effective tax rate in future periods.
Net Loss Attributable to Noncontrolling Interest and Redeemable Noncontrolling Interest
During the three months ended September 29, 2018, we recorded a net loss attributable to the noncontrolling interest in our joint ventures of $1 million. This loss represents the share of income that is not attributable to the Company.
Net Income Attributable to Capri
As a result of the foregoing, our net income decreased $65 million, or 47.1%, to $73 million during the three months ended September 28, 2019, compared to $138 million for the three months ended September 29, 2018.

Segment Information
Versace

	Three Months Ended
	September 28, 2019	September 29, 2018	$ Change
Revenues	$228	$—	NM
Income from operations	9	—	NM
Operating margin	3.9%	—%
___________________
NM Not meaningful
Revenues
The Versace business acquired on December 31, 2018 contributed $228 million to our total revenue during the three months ended September 28, 2019.
Income from Operations
During the three months ended September 28, 2019, we recorded income from operations of $9 million (after amortization of non-cash purchase accounting adjustments).
Jimmy Choo

	Three Months Ended			% Change
	September 28, 2019	September 29, 2018	$ Change	As Reported	Constant Currency
Revenues	$125	$116	$9	7.8%	9.5%
Loss from operations	(10)	(9)	(1)	11.1%
Operating margin	(8.0)%	(7.8)%
Revenues
Revenue from Jimmy Choo increased $9 million, or 7.8%, to $125 million during the three months ended September 28, 2019, compared to $116 million for the three months ended September 29, 2018, which included unfavorable foreign currency effects of $2 million. On a constant currency basis, revenue increased $11 million, or 9.5% primarily due to higher women’s footwear sales.
Loss from Operations
Loss from operations for our Jimmy Choo segment increased $1 million, or 11.1%, to $10 million during the three months ended September 28, 2019, compared to $9 million for the three months ended September 29, 2018. Loss from operations as a percentage of Jimmy Choo revenue increased 20 basis points from (7.8)% for the three months ended September 29, 2018, to (8.0)% during the three months ended September 28, 2019.

Michael Kors

	Three Months Ended			% Change
	September 28, 2019	September 29, 2018	$ Change	As Reported	Constant Currency
Revenues	$1,089	$1,137	$(48)	(4.2)%	(3.3)%
Income from operations	222	248	(26)	(10.5)%
Operating margin	20.4%	21.8%
Revenues
Michael Kors revenues decreased $48 million, or 4.2%, to $1.089 billion during the three months ended September 28, 2019, compared to $1.137 billion for the three months ended September 29, 2018, which included unfavorable foreign currency effects of $11 million. On a constant currency basis, revenue decreased $37 million, or 3.3%. The decrease in revenues was primarily due to:

•	a $56 million decrease in revenues, primarily driven by lower sales of women’s accessories and footwear, partially offset by increased sales of men’s apparel.
This decrease was partially offset by:

•
an increase in comparable store sales of $3 million, including net unfavorable foreign currency effects of $6 million, which was primarily attributable to higher sales from women’s footwear, women’s apparel and men’s accessories, offset in part by lower sales from our watches, women’s accessories and jewelry product categories. Our comparable store sales benefited approximately 220 basis points from the inclusion of e-commerce sales.

Income from Operations
Income from operations for our Michael Kors segment decreased $26 million, or 10.5%, to $222 million during the three months ended September 28, 2019, compared to $248 million for the three months ended September 29, 2018. Income from operations as a percentage of Michael Kors revenue declined 140 basis points from 21.8% for the three months ended September 29, 2018, to 20.4% during the three months ended September 28, 2019, largely due to a decrease in gross profit margin, as previously discussed.

Results of Operations
Comparison of the six months ended September 28, 2019 with the six months ended September 29, 2018
The following table details the results of our operations for the six months ended September 28, 2019 and September 29, 2018, and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Six Months Ended		$ Change	% Change	% of Total Revenue for the Six Months Ended
	September 28, 2019	September 29, 2018			September 28, 2019	September 29, 2018
Statements of Operations Data:
Total revenue	$2,788	$2,456	$332	13.5%
Cost of goods sold	1,080	942	138	14.6%	38.7%	38.4%
Gross profit	1,708	1,514	194	12.8%	61.3%	61.6%
Selling, general and administrative expenses	1,221	959	262	27.3%	43.8%	39.0%
Depreciation and amortization	125	109	16	14.7%	4.5%	4.4%
Impairment of long-lived assets	201	11	190	NM	7.2%	0.4%
Restructuring and other charges (1)	22	30	(8)	(26.7)%	0.8%	1.2%
Total operating expenses	1,569	1,109	460	41.5%	56.3%	45.2%
Income from operations	139	405	(266)	(65.7)%	5.0%	16.5%
Other income, net	(3)	(2)	(1)	50.0%	(0.1)%	(0.1)%
Interest expense, net	16	14	2	14.3%	0.6%	0.6%
Foreign currency loss	6	36	(30)	(83.3)%	0.2%	1.5%
Income before provision for income taxes	120	357	(237)	(66.4)%	4.3%	14.5%
Provision for income taxes	2	34	(32)	(94.1)%	0.1%	1.4%
Net income	118	323	(205)	(63.5)%
Less: Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	—	(1)	1	NM
Net income attributable to Capri	$118	$324	$(206)	(63.6)%
___________________
NM Not meaningful

(1)
Includes store closure costs recorded in connection with the Retail Fleet Optimization Plan (as defined in Note 10) and other restructuring initiatives, as well as costs recorded in connection with our acquisitions of Jimmy Choo and Versace.

Total Revenue
Total revenue increased $332 million, or 13.5%, to $2.788 billion for the six months ended September 28, 2019, compared to $2.456 billion for the six months ended September 29, 2018, which included net unfavorable foreign currency effects of approximately $36 million, primarily related to the weakening of the Euro, the Chinese Renminbi, the British Pound and the Canadian Dollar against the U.S. Dollar during the six months ended September 28, 2019 as compared to the same prior year period. On a constant currency basis, our total revenue increased $368 million, or 15.0%. Total revenue for the six months ended September 28, 2019 includes approximately $435 million of incremental revenue attributable to Versace, which was acquired and consolidated into our results of operations effective December 31, 2018, offset in part by lower revenue from our Michael Kors and Jimmy Choo businesses, as compared to the prior year.

Gross Profit
Gross profit increased $194 million, or 12.8%, to $1.708 billion for the six months ended September 28, 2019, compared to $1.514 billion for the six months ended September 29, 2018, which included net unfavorable foreign currency effects of $24 million. Gross profit as a percentage of total revenue decreased 30 basis points to 61.3% during the six months ended September 28, 2019, compared to 61.6% during the six months ended September 29, 2018. The decrease in our gross profit margin was primarily attributable to lower gross profit margin for Michael Kors primarily driven by increased markdowns during the six months ended September 28, 2019, as compared to the six months ended September 29, 2018, partially offset by the inclusion of Versace, which benefited our gross margin 90 basis points.
Total Operating Expenses
Total operating expenses increased $460 million, or 41.5%, to $1.569 billion during the six months ended September 28, 2019, compared to $1.109 billion for the six months ended September 29, 2018, which included incremental operating expenses of $281 million associated with the recently acquired Versace business. Our operating expenses included a net favorable foreign currency impact of approximately $32 million. Total operating expenses increased to 56.3% as a percentage of total revenue for the six months ended September 28, 2019, compared to 45.2% for the six months ended September 29, 2018. The components that comprise total operating expenses are explained below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $262 million, or 27.3%, to $1.221 billion during the six months ended September 28, 2019, compared to $959 million for the six months ended September 29, 2018. The increased in selling, general and administrative expenses was primarily due to incremental costs of $251 million associated with the recently acquired Versace business, which has been consolidated in our operations beginning on December 31, 2018.
Corporate unallocated expenses, which are included within selling, general and administrative expenses discussed above, but are not directly attributable to a reportable segment, increased $23 million, or 51.1%, to $68 million during the six months ended September 28, 2019 as compared to $45 million for the six months ended September 29, 2018. Selling, general and administrative expenses as a percentage of total revenue increased to 43.8% during the six months ended September 28, 2019, compared to 39.0% for the six months ended September 29, 2018, primarily due to the inclusion of expenses associated with the Versace business and increased retail store and e-commerce related costs as a percentage of total revenue during the six months ended September 28, 2019, as compared to the six months ended September 29, 2018.
Depreciation and Amortization
Depreciation and amortization increased $16 million, or 14.7%, to $125 million during the six months ended September 28, 2019, compared to $109 million for the six months ended September 29, 2018. The increase in depreciation and amortization expense was primarily attributable to incremental depreciation and amortization expense of $29 million attributable to the Versace business (including amortization of purchase accounting adjustments), partially offset by lower depreciation due to previously recorded property and equipment impairment charges. Depreciation and amortization increased to 4.5% as a percentage of total revenue during the six months ended September 28, 2019, compared to 4.4% for the six months ended September 29, 2018.
Impairment of Long-Lived Assets
During the six months ended September 28, 2019, we recognized long-lived asset impairment charges of $201 million, which primarily related to operating lease right-of-use assets as part of our quarterly impairment assessments (see Note 13 to the accompanying consolidated financial statements for additional information). During the six months ended September 29, 2018, we recognized long-lived asset impairment charges of approximately $11 million, which were related to underperforming Michael Kors retail store locations, some of which related to closures as part of our Retail Fleet Optimization Plan.
Restructuring and Other Charges
During the six months ended September 28, 2019, we recognized restructuring and other charges of $22 million, which included restructuring charges of $4 million, primarily related to Jimmy Choo lease-related charges and our Retail Fleet Optimization Plan, and other costs of $18 million. The other costs recorded during the six months ended September 28, 2019 included $13 million related to the acquisition of Versace and $5 million in connection with the Jimmy Choo acquisition (see Note 10 to the accompanying consolidated financial statements for additional information).

During the six months ended September 29, 2018, we recognized restructuring and other charges of $30 million, which were primarily comprised of $23 million of other costs and restructuring charges of $7 million primarily recorded in connection with our Retail Fleet Optimization Plan. The other costs recorded during the six months ended September 29, 2018 included $14 million in connection with the Jimmy Choo acquisition and $9 million related to our agreement to acquire Versace. Restructuring and other charges are not evaluated as part of our reportable segments’ results (See Segment Information above for additional information).
Income from Operations
As a result of the foregoing, income from operations decreased $266 million or 65.7%, to $139 million during the six months ended September 28, 2019, compared to $405 million for the six months ended September 29, 2018. Income from operations as a percentage of total revenue decreased to 5.0% during the six months ended September 28, 2019, compared to 16.5% for the six months ended September 29, 2018 (see Segment Information above for a reconciliation of our segment operating income to total operating income).
Interest Expense, net
Interest expense, net increased $2 million to $16 million during the six months ended September 28, 2019, compared to $14 million for the six months ended September 29, 2018, primarily due to increased interest expense attributable to higher borrowings than in prior year (see Note 11 to the accompanying consolidated financial statements for additional information). This increase was largely offset by a $34 million reduction to interest expense related to the cross-currency swap used in the net investment hedge during the six months ended September 28, 2019, as compared to $4 million during the six months ended September 29, 2018 (see Note 14 to the accompanying consolidated financial statements for additional information).
Foreign Currency Loss
During the six months ended September 28, 2019, we recognized a net foreign currency loss of $6 million, primarily attributable to the revaluation and settlement of certain of our accounts payable in currencies other than the functional currency, as well as the remeasurement of dollar-denominated intercompany loans with certain of our subsidiaries.
During the six months ended September 29, 2018, we recognized a net foreign currency loss of $36 million, primarily attributable to a $30 million unrealized loss related to a forward foreign currency exchange derivative contract to hedge the transaction price of the Jimmy Choo business.
Provision for Income Taxes
We recognized $2 million of income tax expense during the six months ended September 28, 2019, compared to $34 million for the six months ended September 29, 2018. Our effective tax rate for the six months ended September 28, 2019, was 1.7%, compared to 9.5% for the six months ended September 29, 2018. The decrease in our effective tax rate was primarily related to the realization of previously unrecognized tax benefits associated with certain positions in Europe realized during the period and return to provision adjustments in the US and Europe, offset by the unfavorable impact of tax deficits recognized on shared based compensation during the six months ended September 28, 2019 compared to the six months ended September 29, 2018.
Our effective tax rate may fluctuate from time to time due to the effects of changes in U.S. state and local taxes and tax rates in foreign jurisdictions. In addition, factors such as the geographic mix of earnings, enacted tax legislation and the results of various global tax strategies, may also impact our effective tax rate in future periods.
Net Loss Attributable to Noncontrolling Interest and Redeemable Noncontrolling Interest
During the six months ended September 29, 2018, we recorded a net loss attributable to the noncontrolling interest in our joint ventures of $1 million. This loss represents the share of income that is not attributable to the Company.
Net Income Attributable to Capri
As a result of the foregoing, our net income decreased $206 million, or 63.6%, to $118 million during the six months ended September 28, 2019, compared to $324 million for the six months ended September 29, 2018.

Segment Information
Versace

	Six Months Ended
	September 28, 2019	September 29, 2018	$ Change
Revenues	$435	$—	NM
Income from operations	6	—	NM
Operating margin	1.4%	—%
___________________
NM Not meaningful
Revenues
The Versace business acquired on December 31, 2018 contributed $435 million to our total revenue during the six months ended September 28, 2019.
Income from Operations
During the six months ended September 28, 2019, we recorded income from operations of $6 million (after amortization of non-cash purchase accounting adjustments).
Jimmy Choo

	Six Months Ended			% Change
	September 28, 2019	September 29, 2018	$ Change	As Reported	Constant Currency
Revenues	$283	$289	$(6)	(2.1)%	0.3%
Income from operations	1	13	(12)	(92.3)%
Operating margin	0.4%	4.5%
Revenues
Revenue from Jimmy Choo decreased $6 million, or 2.1%, to $283 million during the six months ended September 28, 2019, compared to $289 million for the six months ended September 29, 2018, which included unfavorable foreign currency effects of $7 million. On a constant currency basis, revenue increased $1 million, or 0.3% primarily due to higher women’s footwear sales.
Income from Operations
Income from operations for our Jimmy Choo segment decreased $12 million, or 92.3%, to $1 million during the six months ended September 28, 2019, compared to $13 million for the six months ended September 29, 2018. Income from operations as a percentage of Jimmy Choo revenue declined 410 basis points from 4.5% for the six months ended September 29, 2018, to 0.4% during the six months ended September 28, 2019, which was primarily due to an increase in operating expenses, including retail store related and advertising and marketing, as well as an increase in occupancy costs.

Michael Kors

	Six Months Ended			% Change
	September 28, 2019	September 29, 2018	$ Change	As Reported	Constant Currency
Revenues	$2,070	$2,167	$(97)	(4.5)%	(3.1)%
Income from operations	423	478	(55)	(11.5)%
Operating margin	20.4%	22.1%
Revenues
Michael Kors revenues decreased $97 million, or 4.5%, to $2.070 billion during the six months ended September 28, 2019, compared to $2.167 billion for the six months ended September 29, 2018, which included unfavorable foreign currency effects of $29 million. On a constant currency basis, revenue decreased $68 million, or 3.1%. The decrease in revenues was primarily due to:

•	an $84 million decrease in revenues, primarily driven by lower sales of women’s accessories, partially offset by increased sales of men’s apparel; and

•
a decrease in comparable store sales of $15 million, including net unfavorable foreign currency effects of $16 million, which was primarily attributable to lower sales from our watches, women’s accessories and jewelry product categories, largely offset by higher sales from women’s footwear, women’s apparel and men’s accessories. Our comparable store sales benefited approximately 170 basis points from the inclusion of e-commerce sales.

Income from Operations
Income from operations for our Michael Kors segment decreased $55 million, or 11.5%, to $423 million during the six months ended September 28, 2019, compared to $478 million for the six months ended September 29, 2018. Income from operations as a percentage of Michael Kors revenue declined 170 basis points from 22.1% for the six months ended September 29, 2018, to 20.4% during the six months ended September 28, 2019, largely due to a decrease in gross profit margin, as previously discussed.
Liquidity and Capital Resources
Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, along with borrowings available under our credit facilities and available cash and cash equivalents. Our primary use of this liquidity is to fund our ongoing cash requirements, including working capital requirements, acquisitions, debt repayments, investment in information systems infrastructure, global retail store construction, expansion and renovation, distribution and corporate facilities, construction and renovation of shop-in-shops, share repurchases and other corporate activities. We believe that the cash generated from our operations, together with borrowings available under our revolving credit facility and available cash and cash equivalents, will be sufficient to meet our working capital needs for the next 12 months, including investments made and expenses incurred in connection with our store growth plans, shop-in-shop growth, investments in corporate and distribution facilities, continued systems development, e-commerce and marketing initiatives. We spent $105 million on capital expenditures during the six months ended September 28, 2019, and expect to spend approximately $170 million on capital expenditures during the remainder of Fiscal 2020.
The following table sets forth key indicators of our liquidity and capital resources (in millions):

	As of
	September 28, 2019	March 30, 2019
Balance Sheet Data:
Cash and cash equivalents	$179	$172
Working capital	$92	$187
Total assets	$8,393	$6,650
Short-term debt	$603	$630
Long-term debt	$1,796	$1,936

	Six Months Ended
	September 28, 2019	September 29, 2018
Cash Flows Provided By (Used In):
Operating activities	$243	$264
Investing activities	(75)	(62)
Financing activities	(157)	(202)
Effect of exchange rate changes	(4)	(8)
Net increase (decrease) in cash and cash equivalents	$7	$(8)
Cash Provided by Operating Activities
Net cash provided by operating activities decreased $21 million to $243 million during the six months ended September 28, 2019, as compared to $264 million for the six months ended September 29, 2018, which was primarily due to decreases related to changes in our working capital.
Cash Used in Investing Activities
Net cash used in investing activities increased $13 million to $75 million during the six months ended September 28, 2019, as compared to $62 million during the six months ended September 29, 2018, which was primarily attributable to higher capital expenditures of $15 million compared to prior year.
Cash Used in Financing Activities
Net cash used in financing activities decreased $45 million to $157 million during the six months ended September 28, 2019, from $202 million during the six months ended September 29, 2018, which was primarily attributable to a $105 million decrease in cash payments to repurchase our ordinary shares, partially offset by increased debt repayments of $40 million, net of debt borrowings.

Debt Obligations
The following table presents a summary of our borrowing capacity and amounts outstanding as of September 28, 2019 and March 30, 2019 (dollars in millions):

	As of
	September 28, 2019	March 30, 2019
Senior Unsecured Revolving Credit Facility:
Revolving Credit Facility (excluding up to a $500 million accordion feature) (1)
Total Availability	$1,000	$1,000
Borrowings outstanding (2)	513	539
Letter of credit outstanding	16	17
Remaining availability	$471	$444

Term Loan Facility ($1.6 billion)
Borrowings Outstanding, net of debt issuance costs (3)	$1,428	$1,570
Remaining availability	$—	$—

4.000% Senior Notes
Borrowings Outstanding, net of debt issuance costs and discount amortization (3)	$445	$445

Other Borrowings (3)	$3	$1

Hong Kong Uncommitted Credit Facility:
Total availability (100 million Hong Kong Dollars)	$13	$13
Borrowings outstanding	—	—
Bank guarantees outstanding (12 million Hong Kong Dollars)	1	2
Remaining availability	$12	$11

China Uncommitted Credit Facility:
Borrowings outstanding	$—	$—
Total and remaining availability (100 million Chinese Yuan)	$14	$14

Japan Credit Facility:
Borrowings outstanding	$—	$—
Total and remaining availability (1.0 billion Japanese Yen)	$9	$9

Versace Uncommitted Credit Facility:
Total availability (20 million Euro)	$22	$22
Borrowings outstanding (10 million Euro) (2)	10	11
Remaining availability	$12	$11

Total borrowings outstanding (1)	$2,399	$2,566
Total remaining availability	$518	$489
_____________________________

(1)
The 2018 Credit Facility contains customary events of default and requires us to maintain a leverage ratio at the end of each fiscal quarter of no greater than 3.75 to 1, calculated as the ratio of the sum of total indebtedness as of the date of the measurement plus 6.0 times the consolidated rent expense for the last four consecutive fiscal quarters, to Consolidated EBITDAR for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined as consolidated net income plus income tax expense, net interest expense, depreciation and amortization expense, consolidated rent expense and other non-cash charges, subject to certain deductions. The 2018 Credit Facility also includes other customary covenants that limit additional indebtedness, guarantees, liens, acquisitions and other investments and cash dividends. As of September 28, 2019 and March 30, 2019, we were in compliance with all covenants related to our agreements then in effect governing our debt.

(2)	Recorded as short-term debt in our consolidated balance sheets as of September 28, 2019 and March 30, 2019.

(3)
Recorded as long-term debt in our consolidated balance sheets as of September 28, 2019 and March 30, 2019, except for the current portion of $80 million outstanding under the 2018 Term Loan Facility, which was recorded within short-term debt at September 28, 2019 and March 30, 2019.

We believe that our 2018 Credit Facility is adequately diversified with no undue concentration in any one financial institution. As of September 28, 2019, there were 18 financial institutions participating in the facility, with none maintaining a maximum commitment percentage in excess of 10%. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the 2018 Credit Facility.
See Note 11 in the accompanying financial statements and Note 11 in our Fiscal 2019 Annual Report on Form 10-K for detailed information relating to our credit facilities and debt obligations.
Share Repurchase Program
The following table presents our treasury share repurchases during the six months ended September 28, 2019 and September 29, 2018 (dollars in millions):

	Six Months Ended
	September 28, 2019	September 29, 2018
Cost of shares repurchased under share repurchase program (1)	$—	$100
Fair value of shares withheld to cover tax obligations for vested restricted share awards	2	7
Total cost of treasury shares repurchased	$2	$107

Shares repurchased under share repurchase program	—	1,659,941
Shares withheld to cover tax withholding obligations	63,223	106,002
	63,223	1,765,943
_____________________________

(1)	The share-repurchase program expired on May 25, 2019.
On August 1, 2019, our Board of Directors authorized a new $500 million share repurchase program, which expires August 1, 2021. No shares have been repurchased under this program. Share repurchases may be made in open market or privately negotiated transactions, subject to market conditions, applicable legal requirements, trading restrictions under our insider trading policy, and other relevant factors. This program may be suspended or discontinued at any time.
See Note 15 to the accompanying consolidated financial statements for additional information.
Contractual Obligations and Commercial Commitments
Please refer to the “Contractual Obligations and Commercial Commitments” disclosure within the “Liquidity and Capital Resources” section of our Fiscal 2019 Form 10-K for a detailed disclosure of our other contractual obligations and commitments as of March 30, 2019, as well as Note 4 to the accompanying consolidated financial statements for future lease obligations as of September 28, 2019.
Off-Balance Sheet Arrangements
We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. Our off-balance sheet commitments relating to our outstanding letters of credit were $17 million at September 28, 2019, including $1 million in letters of credit issued outside of the 2018 Credit Facility. In addition, as of September 28, 2019, bank guarantees of approximately $25 million were supported by the Versace Credit Facility. We do not have any other off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

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
Foreign Currency Exchange Risk
Forward Foreign Currency Exchange Contracts
We are exposed to risks on certain purchase commitments to foreign suppliers based on the value of our purchasing subsidiaries’ local currency relative to the currency requirement of the supplier on the date of the commitment. As such, we enter into forward currency exchange contracts that generally mature in 12 months or less and are consistent with the related purchase commitments, to manage our exposure to the changes in the value of the Euro and the Canadian Dollar. These contracts are recorded at fair value in our consolidated balance sheets as either an asset or liability, and are derivative contracts to hedge cash flow risks. Certain of these contracts are designated as hedges for hedge accounting purposes, while certain of these contracts, are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of the majority of these contracts at the balance sheet date are recorded in our equity as a component of accumulated other comprehensive income (loss), and upon maturity (settlement) are recorded in, or reclassified into, our cost of sales or operating expenses, in our consolidated statement of operations and comprehensive income, as applicable to the transactions for which the forward currency exchange contracts were established.
We perform a sensitivity analysis on our forward currency contracts, both designated and not designated as hedges for accounting purposes, to determine the effects of fluctuations in foreign currency exchange rates. For this sensitivity analysis, we assume a hypothetical change in U.S. Dollar against foreign exchange rates. Based on all foreign currency exchange contracts outstanding as of September 28, 2019, a 10% appreciation or devaluation of the U.S. Dollar compared to the level of foreign currency exchange rates for currencies under contract as of September 28, 2019, would result in a net increase and decrease, respectively, of approximately $14 million in the fair value of these contracts.
Net Investment Hedges
We are exposed to adverse foreign currency exchange rate movements related to interest from our net investment hedges. As of September 28, 2019, the net investment hedges have aggregate notional amounts of $3.190 billion to hedge our net investments in Euro-denominated subsidiaries, and $44 million to hedge our net investments in Japanese Yen-denominated subsidiaries against future volatility in the exchange rates between the U.S. Dollar and these currencies. Under the terms of these contracts, which mature between January 2022 and June 2026, we will exchange the semi-annual fixed rate payments made under our Senior Notes for fixed rate payments of 0% to 1.674% in Euros and 0.89% in Japanese Yen. Based on all net investment hedges outstanding as of September 28, 2019, a 10% appreciation or devaluation of the U.S. Dollar compared to the level of foreign currency exchange rates under contract as of September 28, 2019, would result in a potential net cash increase or decrease upon settlement of approximately $326 million in the fair value of these contracts, which have staggered maturities of 3 to 7 years.
Interest Rate Risk
We are exposed to interest rate risk in relation to borrowings outstanding under our 2018 Term Loan Facility, our 2018 Credit Facility, our Hong Kong Credit Facility, our Japan Credit Facility and our Versace Credit Facility. Our 2018 Term Loan Facility carries interest at a rate that is based on LIBOR. Our 2018 Credit Facility carries interest rates that are tied to LIBOR and the prime rate, among other institutional lending rates (depending on the particular origination of borrowing), as further described in Note 11 to the accompanying consolidated financial statements. Our Hong Kong Credit Facility carries interest at a rate that is tied to the Hong Kong Interbank Offered Rate. Our China Credit Facility carries interest at a rate that is tied to the People’s Bank of China’s Benchmark lending rate. Our Japan Credit Facility carries interest at a rate posted by the Mitsubishi UFJ Financial Group. Our Versace Credit Facility carries interest at a rate set by the bank on the date of borrowing that is tied to the European Central Bank. Therefore, our statements of operations and comprehensive income and cash flows are exposed to changes in those interest rates. At September 28, 2019, we had $513 million in short-term borrowings outstanding under our 2018 Credit Facility and $1.428 billion, net of debt issuance costs, outstanding under our 2018 Term Loan Facility and $10 million outstanding under our Versace Credit Facility. At March 30, 2019, we had $539 million in short-term borrowings outstanding under our 2018 Credit Facility, $1.570 billion, net of debt issuance costs, outstanding under our 2018 Term Loan Facility and $11 million outstanding under our Versace Credit Facility. These balances are not indicative of future balances that may be outstanding under our revolving credit facilities that may be subject to fluctuations in interest rates. Any increases in the applicable interest rate(s) would cause an increase to the interest expense relative to any outstanding balance at that date.

Credit Risk
We have outstanding $450 million aggregate principal amount of Senior Notes due in 2024. The Senior Notes bear interest at a fixed rate equal to 4.000% per year, payable semi-annually. Our Senior Notes interest rate payable may be subject to adjustments from time to time if either Moody’s or S&P (or a substitute rating agency), downgrades (or downgrades and subsequent upgrades) the credit rating assigned to the Senior Notes.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) as of September 28, 2019. This evaluation was performed based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), the 2013 Framework. Based on this assessment, our CEO and CFO concluded that our disclosure controls and procedures as of September 28, 2019 are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
In the first quarter of Fiscal 2020, we implemented additional internal controls in connection with our adoption of ASU 2016-02, Leases (Topic 842), none of which materially affected our internal control over financial reporting. There were no other changes in our internal control over financial reporting during the six months ended September 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
The Company’s share repurchases are made under its $500 million share repurchase program, which was approved by its Board of Directors on August 1, 2019. The Company also has in place a “withhold to cover” repurchase program, which allows the Company to withhold ordinary shares from certain executive officers and directors to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards.
The following table provides information of the Company’s ordinary shares repurchased during the three months ended September 28, 2019:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximated Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (in millions)
June 30 – July 27	—	$—	—	$500
July 28 – August 24	4,919	$33.97	—	$500
August 25 – September 28	—	$—	—	$500
	4,919		—
ITEM 6. EXHIBITS
a. Exhibits
Please refer to the accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 7, 2019.

CAPRI HOLDINGS LIMITED

By:	/s/ John D. Idol
Name:	John D. Idol
Title:	Chairman & Chief Executive Officer

By:	/s/ Thomas J. Edwards, Jr.
Name:	Thomas J. Edwards, Jr.
Title:	Executive Vice President, Chief Financial Officer and Chief Operating Officer

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Agreement and General Release between Pascale Meyran and Michael Kors (USA), Inc., dated July 9, 2019.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2019, formatted in Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.