Form 10-Q
period 2019-12-28
Capri Holdings Ltd
filed 2020-02-05
CIK 1530721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-35368

CAPRI HOLDINGS LTD
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
As of January 31, 2020, Capri Holdings Limited had 149,365,397 ordinary shares outstanding.

TABLE OF CONTENTS

		Page No.
	PART I FINANCIAL INFORMATION
Item 1.	Financial Statements	3

	Consolidated Balance Sheets (unaudited) as of December 28, 2019 and March 30, 2019	3

	Consolidated Statements of Operations and Comprehensive Income (unaudited) for the three months and nine months ended December 28, 2019 and December 29, 2018	4

	Consolidated Statements of Shareholders’ Equity (unaudited) for the three months and nine months ended December 28, 2019 and December 29, 2018	5

	Consolidated Statements of Cash Flows (unaudited) for the nine months ended December 28, 2019 and December 29, 2018	7

	Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54

Item 4.	Controls and Procedures	56

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	57

Item 1A.	Risk Factors	57

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58

Item 6.	Exhibits	58

Signatures		59

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	December 28, 2019	March 30, 2019
Assets
Current assets
Cash and cash equivalents	$237	$172
Receivables, net	321	383
Inventories, net	960	953
Prepaid expenses and other current assets	263	221
Total current assets	1,781	1,729
Property and equipment, net	596	615
Operating lease right-of-use assets	1,665	—
Intangible assets, net	2,225	2,293
Goodwill	1,681	1,659
Deferred tax assets	165	112
Other assets	212	242
Total assets	$8,325	$6,650
Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Current liabilities
Accounts payable	$375	$371
Accrued payroll and payroll related expenses	110	133
Accrued income taxes	30	34
Short-term operating lease liabilities	406	—
Short-term debt	1,031	630
Accrued expenses and other current liabilities	353	374
Total current liabilities	2,305	1,542
Long-term operating lease liabilities	1,751	—
Deferred rent	—	132
Deferred tax liabilities	440	438
Long-term debt	1,085	1,936
Other long-term liabilities	133	166
Total liabilities	5,714	4,214
Commitments and contingencies
Redeemable noncontrolling interest	—	4
Shareholders’ equity
Ordinary shares, no par value; 650,000,000 shares authorized; 216,906,643 shares issued and 149,012,245 outstanding at December 28, 2019; 216,050,939 shares issued and 150,932,306 outstanding at March 30, 2019	—	—
Treasury shares, at cost (67,894,398 shares at December 28, 2019 and 65,118,633 shares at March 30, 2019)	(3,325)	(3,223)
Additional paid-in capital	1,080	1,011
Accumulated other comprehensive loss	(29)	(66)
Retained earnings	4,883	4,707
Total shareholders’ equity of Capri	2,609	2,429
Noncontrolling interest	2	3
Total shareholders’ equity	2,611	2,432
Total liabilities and shareholders’ equity	$8,325	$6,650
See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Total revenue	$1,571	$1,438	$4,359	$3,894
Cost of goods sold	639	565	1,719	1,507
Gross profit	932	873	2,640	2,387
Selling, general and administrative expenses	630	507	1,851	1,466
Depreciation and amortization	63	51	188	160
Impairment of long-lived assets	19	6	220	17
Restructuring and other charges (1)	15	19	37	49
Total operating expenses	727	583	2,296	1,692
Income from operations	205	290	344	695
Other income, net	(1)	(2)	(4)	(4)
Interest expense, net	3	7	19	21
Foreign currency (gain) loss	(2)	43	4	79
Income before provision for income taxes	205	242	325	599
(Benefit from) provision for income taxes	(4)	42	(2)	76
Net income	209	200	327	523
Less: Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	(1)	—	(1)	(1)
Net income attributable to Capri	$210	$200	$328	$524

Weighted average ordinary shares outstanding:
Basic	150,826,196	149,183,049	151,159,423	149,420,087
Diluted	152,154,372	150,268,424	152,354,936	151,457,921
Net income per ordinary share attributable to Capri:
Basic	$1.39	$1.34	$2.17	$3.50
Diluted	$1.38	$1.33	$2.15	$3.46

Statements of Comprehensive Income:
Net income	$209	$200	$327	$523
Foreign currency translation adjustments	78	(32)	40	(160)
Net (loss) gain on derivatives	(4)	1	(3)	16
Comprehensive income	283	169	364	379
Less: Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	(1)	—	(1)	(1)
Comprehensive income attributable to Capri	$284	$169	$365	$380

(1)Restructuring and other charges includes store closure costs recorded in connection with the Retail Fleet Optimization Plan (as defined in Note 10) and other restructuring initiatives, and costs recorded in connection with the acquisitions of Gianni Versace S.r.l and Jimmy Choo Group Limited.
See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions, except share data which is in thousands)
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Loss (Income)	Retained Earnings	Total Equity of Capri	Non-controlling Interests	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at September 28, 2019	216,815	$—	$1,060	(65,182)	$(3,225)	$(103)	$4,673	$2,405	$3	$2,408
Net income (loss)	—	—	—	—	—	—	210	210	(1)	209
Other comprehensive income	—	—	—	—	—	74	—	74	—	74
Total comprehensive income (loss)	—	—	—	—	—	—	—	284	(1)	283
Vesting of restricted awards, net of forfeitures	87	—	—	—	—	—	—	—	—	—
Exercise of employee share options	5	—	—	—	—	—	—	—	—	—
Equity compensation expense	—	—	16	—	—	—	—	16	—	16
Purchase of treasury shares	—	—	—	(2,712)	(100)	—	—	(100)	—	(100)
Adjustment of redeemable non-controlling interests to redemption value	—	—	4	—	—	—	—	4	—	4
Balance at December 28, 2019	216,907	$—	$1,080	(67,894)	$(3,325)	$(29)	$4,883	$2,609	$2	$2,611

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Loss (Income)	Retained Earnings	Total Equity of Capri	Non-controlling Interests	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at March 30, 2019, as previously reported	216,051	$—	$1,011	(65,119)	$(3,223)	$(66)	$4,707	$2,429	$3	$2,432
Adoption of accounting standards (See Note 2)	—	—	—	—	—	—	(152)	(152)	—	(152)
Balance as of March 31, 2019	216,051	—	1,011	(65,119)	(3,223)	(66)	4,555	2,277	3	2,280
Net income (loss)	—	—	—	—	—	—	328	328	(1)	327
Other comprehensive income	—	—	—	—	—	37	—	37	—	37
Total comprehensive income (loss)	—	—	—	—	—	—	—	365	(1)	364
Vesting of restricted awards, net of forfeitures	851	—	—	—	—	—	—	—	—	—
Exercise of employee share options	5	—	—	—	—	—	—	—	—	—
Equity compensation expense	—	—	65	—	—	—	—	65	—	65
Purchase of treasury shares	—	—	—	(2,775)	(102)	—	—	(102)	—	(102)
Adjustment of redeemable non-controlling interests to redemption value	—	—	4	—	—	—	—	4	—	4
Balance at December 28, 2019	216,907	$—	$1,080	(67,894)	$(3,325)	$(29)	$4,883	$2,609	$2	$2,611

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Continued)
(In millions, except share data which is in thousands)
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity of Capri	Non-controlling Interests	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at September 29, 2018	213,209	$—	$877	(63,059)	$(3,123)	$(62)	$4,488	$2,180	$4	$2,184
Net income	—	—	—	—	—	—	200	200	—	200
Other comprehensive loss	—	—	—	—	—	(31)	—	(31)	—	(31)
Total comprehensive income	—	—	—	—	—	—	—	169	—	169
Vesting of restricted awards, net of forfeitures	84	—	—	—	—	—	—	—	—	—
Exercise of employee share options	139	—	3	—	—	—	—	3	—	3
Equity compensation expense	—	—	12	—	—	—	—	12	—	12
Purchase of treasury shares	—	—	—	(2,060)	(100)	—	—	(100)	—	(100)
Increase in noncontrolling interest	—	—	—	—	—	—	—	—	(1)	(1)
Balance at December 29, 2018	213,432	$—	$892	(65,119)	$(3,223)	$(93)	$4,688	$2,264	$3	$2,267

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity of Capri	Non-controlling Interests	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at March 31, 2018, as previously reported	210,991	$—	$831	(61,293)	$(3,016)	$51	$4,152	$2,018	$4	$2,022
Adoption of accounting standard (ASC 606)	—	—	—	—	—	—	12	12	—	12
Balance as of April 1, 2018	210,991	—	831	(61,293)	(3,016)	51	4,164	2,030	4	2,034
Net income (loss)	—	—	—	—	—	—	524	524	(1)	523
Other comprehensive loss	—	—	—	—	—	(144)	—	(144)	—	(144)
Total comprehensive income (loss)	—	—	—	—	—	—	—	380	(1)	379
Vesting of restricted awards, net of forfeitures	781	—	—	—	—	—	—	—	—	—
Exercise of employee share options	1,660	—	23	—	—	—	—	23	—	23
Equity compensation expense	—	—	38	—	—	—	—	38	—	38
Purchase of treasury shares	—	—	—	(3,826)	(207)	—	—	(207)	—	(207)
Balance at December 29, 2018	213,432	$—	$892	(65,119)	$(3,223)	$(93)	$4,688	$2,264	$3	$2,267

See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	December 28, 2019	December 29, 2018
Cash flows from operating activities
Net income	$327	$523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	188	160
Equity compensation expense	65	38
Deferred income taxes	—	12
Impairment of long-lived assets	220	17
Changes to lease related balances, net	(47)	—
Tax deficit (benefit) on exercise of share options	2	(24)
Amortization of deferred financing costs	6	3
Foreign currency losses	4	79
Other non-cash charges	1	2
Change in assets and liabilities:
Receivables, net	11	(9)
Inventories, net	(8)	(127)
Prepaid expenses and other current assets	(72)	(51)
Accounts payable	6	52
Accrued expenses and other current liabilities	24	75
Other long-term assets and liabilities	25	26
Net cash provided by operating activities	752	776
Cash flows from investing activities
Capital expenditures	(164)	(135)
Purchase of intangible assets	—	(2)
Cash paid for business acquisitions, net of cash acquired	(1)	(2)
Realized loss on hedge related to Versace acquisition	—	(77)
Settlement of a net investment hedges	32	—
Net cash used in investing activities	(133)	(216)
Cash flows from financing activities
Debt borrowings	1,844	3,597
Debt repayments	(2,296)	(1,926)
Debt issuance costs	—	(15)
Purchase of treasury shares	(102)	(207)
Exercise of employee share options	—	23
Net cash (used in) provided by financing activities	(554)	1,472
Effect of exchange rate changes on cash and cash equivalents	—	(9)
Net increase in cash and cash equivalents	65	2,023
Beginning of period	172	163
End of period (including restricted cash of $1.922 billion at December 29, 2018)	$237	$2,186
Supplemental disclosures of cash flow information
Cash paid for interest	$67	$24
Cash paid for income taxes	$75	$128
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$27	$23
See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Business and Basis of Presentation
The Company was incorporated in the British Virgin Islands (“BVI”) on December 13, 2002 as Michael Kors Holdings Limited and changed its name to Capri Holdings Limited (“Capri,” and together with its subsidiaries, the “Company”) on December 31, 2018. The Company is a holding company that owns brands that are leading designers, marketers, distributors and retailers of branded women’s and men’s accessories, apparel and footwear bearing the Versace, Jimmy Choo and Michael Kors tradenames and related trademarks and logos. The Company completed the acquisition of Gianni Versace S.r.l. (“Versace”) on December 31, 2018. As a result, the Company operates in three reportable segments: Versace, Jimmy Choo and Michael Kors. See Note 18 for additional information.
The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned or controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The interim consolidated financial statements as of December 28, 2019 and for the three and nine months ended December 28, 2019 and December 29, 2018 are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with U.S. GAAP. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended March 30, 2019, as filed with the Securities and Exchange Commission on May 29, 2019, in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full fiscal year.
The Company utilizes a 52 to 53 week fiscal year ending on the Saturday closest to March 31. As such, the term “Fiscal Year” or “Fiscal” refers to the 52-week or 53-week period, ending on that day. The results for the three and nine months ended December 28, 2019 and December 29, 2018, are based on 13-week and 39-week periods, respectively.

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

Inventories, net
Inventories mainly consist of finished goods with the exception of raw materials of $20 million and $25 million, respectively, recorded on the Company’s consolidated balance sheets as of December 28, 2019 and March 30, 2019.
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
The Company designates certain contracts related to the purchase of inventory that qualify for hedge accounting as cash flow hedges. Formal hedge documentation is prepared for all derivative instruments designated as hedges, including a description of the hedged item and the hedging instrument and the risk being hedged. The changes in the fair value for contracts designated as cash flow hedges is recorded in equity as a component of accumulated other comprehensive income (loss) until the hedged item affects earnings. When the inventory related to forecasted inventory purchases that are being hedged is sold to a third party, the gains or losses deferred in accumulated other comprehensive income (loss) are recognized within cost of goods sold. The Company uses regression analysis to assess effectiveness of derivative instruments that are designated as hedges, which compares the change in the fair value of the derivative instrument to the change in the related hedged item. If the hedge is no longer expected to be highly effective, future changes in the fair value are recognized in earnings. For those contracts that are not designated as hedges, changes in the fair value are recorded to foreign currency (gain) loss in the Company’s consolidated statements of operations and comprehensive income. The Company classifies cash flows relating to its forward foreign currency exchange contracts related to purchase of inventory consistently with the classification of the hedged item, within cash flows from operating activities.
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
Net Investment Hedges
The Company also uses fixed-to-fixed cross currency swap agreements to hedge its net investments in foreign operations against future volatility in the exchange rates between its U.S. Dollars and these foreign currencies. The Company has elected the spot method of designating these contracts under ASU 2017-12 and has designated these contracts as net investment hedges. The net gain or (loss) on the net investment hedge is reported within foreign currency translation gains and losses (“CTA”), as a component of accumulated other comprehensive income (loss) on the Company’s consolidated balance sheets. Interest accruals and coupon payments are recognized directly in interest expense in the Company’s statement of operations and comprehensive income. Upon discontinuation of a hedge, all previously recognized amounts remain in CTA until the hedged net investment is sold, diluted, or liquidated.

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
The components of the calculation of basic net income per ordinary share and diluted net income per ordinary share are as follows (in millions, except share and per share data):

	Three Months Ended		Nine Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Numerator:
Net income attributable to Capri	$210	$200	$328	$524
Denominator:
Basic weighted average shares	150,826,196	149,183,049	151,159,423	149,420,087
Weighted average dilutive share equivalents:
Share options and restricted shares/units, and performance restricted share units	1,328,176	1,085,375	1,195,513	2,037,834
Diluted weighted average shares	152,154,372	150,268,424	152,354,936	151,457,921

Basic net income per share (1)	$1.39	$1.34	$2.17	$3.50
Diluted net income per share (1)	$1.38	$1.33	$2.15	$3.46

(1)Basic and diluted net income per share are calculated using unrounded numbers.
During the three and nine months ended December 28, 2019, share equivalents of 2,264,959 shares and 3,487,241 shares, respectively, have been excluded from the above calculations due to their anti-dilutive effect. Share equivalents of 2,022,564 shares and 1,117,277 shares, respectively, have been excluded from the above calculations during the three and nine months ended December 29, 2018.
See Note 2 in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2019 for a complete disclosure of the Company’s significant accounting policies.
Recently Adopted Accounting Pronouncements
Lease Accounting
On March 31, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet for all leases, except certain short-term leases. In evaluating the impact of ASU 2016-02, the Company considered guidance provided by several additional ASUs issued by the FASB, including ASU 2018-01, “Land Easement Practical Expedient for Transition to Topic 842” in January 2018, ASU 2018-10, “Codification Improvements to Topic 842, Leases” and ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” both issued in July 2018, and ASU 2018-20, “Leases (Topic 842) - Narrow-Scope Improvements for Lessors” issued in December 2018. In connection with its implementation of ASU 2016-02, the Company adopted the package of three practical expedients, allowing it to carry forward its previous lease classification and embedded lease evaluations and not to reassess initial direct costs as of the date of adoption. The Company also adopted the practical expedient allowing it to combine lease and non-lease components for its real estate leases. Lastly, the Company adopted the practical expedient provided by ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” allowing it to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without restating the comparative prior year periods.

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

(1)Represents the reclassification of rent paid in advance to current operating lease liabilities.
(2)Represents the recognition of operating lease right-of-use assets, reflecting the reclassifications of deferred rent, sublease liabilities, tenant allowances and favorable and unfavorable lease rights. This balance also reflects the initial impairments of the operating lease right-of-use assets recorded through retained earnings, as described below.
(3)Represents the reclassifications of favorable and unfavorable lease rights for leases recorded in conjunction with the Company’s acquisitions to operating lease right-of-use assets.
(4)Represents the initial impairment recognized through retained earnings for certain underperforming retail store locations for which property and equipment were previously impaired, net of associated deferred taxes.
(5)Represents the recognition of current and non-current lease liabilities for fixed payments associated with the Company’s operating leases.
(6)Represents the reclassification of $54 million in sublease liabilities, primarily related to Michael Kors retail stores closed under the Retail Fleet Optimization Plan as defined in Note 10, as well as the reclassification of $18 million of deferred rent and tenant allowances to operating lease right-of-use assets.
(7)Represents the reclassification of noncurrent deferred rent and tenant improvement allowances to operating lease right-of-use assets.
See Note 4 for additional disclosures related to the Company’s lease accounting policy.
Recently Issued Accounting Pronouncements
The Company has considered all new accounting pronouncements and have concluded that there are no new pronouncements that may have a material impact on our results of operations, financial condition or cash flows based on current information.

3. Revenue Recognition
The Company accounts for contracts with its customers when there is approval and commitment from both parties, the rights of the parties and payment terms have been identified, the contract has commercial substance and collectability of consideration is probable. Revenue is recognized when control of the promised goods or services are transferred to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.
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
Retail
The Company generates sales through directly operated stores and e-commerce throughout the Americas (U.S., Canada and Latin America), EMEA (Europe, Middle East and Africa) and certain parts of Asia.
Gift Cards. The Company sells gift cards that can be redeemed for merchandise, resulting in a contract liability recorded upon issuance. Revenue is recognized when the gift card is redeemed or upon “breakage” for the estimated portion of gift cards that are not expected to be redeemed. “Breakage” revenue is calculated under the proportional redemption methodology, which considers the historical patterns of redemption in jurisdictions where the Company is not required to remit the value of the unredeemed gift cards as unclaimed property. The contract liability related to gift cards, net of estimated “breakage,” was $13 million as of both December 28, 2019 and March 30, 2019, respectively, and is included in accrued expenses and other current liabilities in the Company’s consolidated balance sheet.
Loyalty Program. The Company offers a loyalty program, which allows its Michael Kors customers to earn points on qualifying purchases toward monetary and non-monetary rewards, which may be redeemed for purchases at Michael Kors retail stores and e-commerce sites. The Company defers a portion of the initial sales transaction based on the estimated relative fair value of the benefits based on projected timing of future redemptions and historical activity. These amounts include estimated “breakage” for points that are not expected to be redeemed. The contract liability, net of an estimated “breakage,” of $4 million and $3 million as of December 28, 2019 and March 30, 2019, respectively, is recorded as a reduction to revenue in the consolidated statements of operations and comprehensive income and within accrued expenses and other current liabilities in the Company’s consolidated balance sheet and is expected to be recognized within the next 12 months.
Wholesale
The Company’s products are sold primarily to major department stores, specialty stores and travel retail shops throughout the Americas, EMEA and Asia. The Company also has arrangements where its products are sold to geographic licensees in certain parts of EMEA, Asia and South America.
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

The Company recognizes royalty revenue and advertising contributions based on the percentage of sales made by the licensees. Generally the Company’s guaranteed minimum royalty amounts due from licensees relate to contractual periods that do not exceed 12 months, however, some of our guaranteed minimums for Versace are multi-year based. As of December 28, 2019, contractually guaranteed minimum fees from our license agreements expected to be recognized as revenue during future periods were as follows (in millions):

Contractually Guaranteed Minimum Fees
Remainder of Fiscal 2020	$7
Fiscal 2021	27
Fiscal 2022	27
Fiscal 2023	23
Fiscal 2024	21
Fiscal 2025 and thereafter	100
Total	$205
Sales Returns
The refund liability recorded as of December 28, 2019 and March 30, 2019 was $51 million and $35 million, respectively, and the related asset for the right to recover returned product as of December 28, 2019 and March 30, 2019 was $16 million and $12 million, respectively.
Contract Balances
Total contract liabilities were $19 million and $31 million as of December 28, 2019 and March 30, 2019, respectively. For the three and nine months ended December 28, 2019, the Company recognized $2 million and $19 million, respectively, in revenue which related to contract liabilities that existed at March 30, 2019. For the three and nine months ended December 29, 2018, the Company recognized $3 million and $14 million, respectively, in revenue which related to contract liabilities that existed at April 1, 2018. There were no contract assets recorded as of December 28, 2019 and March 30, 2019.
There were no changes in historical variable consideration estimates that were materially different from actual results.

Disaggregation of Revenue
The following table presents the Company’s segment revenues disaggregated by geographic location (in millions):

	Three Months Ended		Nine Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Versace revenue - the Americas	$41	$—	$133	$—
Versace revenue - EMEA	98	—	311	—
Versace revenue - Asia	56	—	186	—
Total Versace	195	—	630	—

Jimmy Choo revenue - the Americas	34	29	85	75
Jimmy Choo revenue - EMEA	85	90	228	248
Jimmy Choo revenue - Asia	46	43	135	128
Total Jimmy Choo	165	162	448	451

Michael Kors revenue - the Americas	834	898	2,222	2,363
Michael Kors revenue - EMEA	239	244	652	677
Michael Kors revenue - Asia	138	134	407	403
Total Michael Kors	1,211	1,276	3,281	3,443

Total revenue - the Americas	909	927	2,440	2,438
Total revenue - EMEA	422	334	1,191	925
Total revenue - Asia	240	177	728	531
Total revenue	$1,571	$1,438	$4,359	$3,894
See Note 3 in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2019 for a complete disclosure of the Company’s revenue recognition policy.

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
The following table presents the Company’s supplemental balance sheet information related to leases (in millions):

	Balance Sheet Location	December 28, 2019
Assets
Operating leases	Operating lease right-of-use assets	$1,665

Liabilities
Current:
Operating leases	Short-term portion of operating lease liabilities	$406
Non-current:
Operating leases	Long-term portion of operating lease liabilities	$1,751
The components of net lease costs for the three and nine months ended December 28, 2019 were as follows (in millions):

		December 28, 2019
	Statement of Operations and Comprehensive Income Location	Three Months Ended	Nine Months Ended
Operating lease cost	Selling, general and administrative expenses	$114	$338
Short-term lease cost	Selling, general and administrative expenses	5	18
Variable lease cost	Selling, general and administrative expenses	39	118
Sublease income	Selling, general and administrative expenses	(2)	(5)
Total lease cost		$156	$469
The following table presents the Company’s supplemental cash flow information related to leases (in millions):

Nine Months Ended
December 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$372
Non-cash transactions:
Lease assets obtained in exchange for new lease liabilities	$270

The following tables summarizes the weighted average remaining lease term and weighted average discount rate related to the Company’s operating lease right-of-use assets and lease liabilities recorded on the balance sheet as of December 28, 2019:

December 28, 2019
Operating leases:
Weighted average remaining lease term (years)	6.3
Weighted average discount rate	3.0%
At December 28, 2019, the future minimum lease payments under the terms of these noncancelable operating lease agreements are as follows (in millions):

December 28, 2019
Remainder of Fiscal 2020	$127
Fiscal 2021	484
Fiscal 2022	425
Fiscal 2023	356
Fiscal 2024	301
Thereafter	707
Total lease payments	2,400
Less: interest	(243)
Total lease liabilities	$2,157
At December 28, 2019, the future minimum sublease income under the terms of these noncancelable operating lease agreements are as follows (in millions):

December 28, 2019
Remainder of Fiscal 2020	$1
Fiscal 2021	6
Fiscal 2022	5
Fiscal 2023	5
Fiscal 2024	4
Thereafter	16
Total sublease income	$37
Additionally, the Company had approximately $94 million of future payment obligations related to executed lease agreements for which the related lease has not yet commenced as of December 28, 2019.

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
Versace’s results of operations have been included in our consolidated financial statements beginning on December 31, 2018. Versace contributed total revenue of $195 million and $630 million, respectively, for the three and nine months ended November 30, 2019 and net loss from operations of $12 million and $6 million, respectively, after amortization of non-cash purchase accounting adjustments, for the three and nine months ended November 30, 2019 (reflecting a one-month reporting lag).
The Company recorded measurement period adjustments during the three months ended December 28, 2019. The measurement period adjustments related to conclusions reached on the ability to utilize certain deferred tax assets based on new facts and circumstances identified which existed at the acquisition date and if known, would have affected the measurement of the amounts recognized as of that date. The net measurement period adjustments increased goodwill by $23 million. As the Company continues to finalize the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period. See Note 4 in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2019 for additional disclosures relating to the Company’s acquisitions.

6. Receivables, net
Receivables, net, consist of (in millions):

	December 28, 2019	March 30, 2019
Trade receivables (1)	$404	$459
Receivables due from licensees	31	23
	435	482
Less: allowances	(114)	(99)
	$321	$383

(1)As of December 28, 2019 and March 30, 2019, $73 million and $317 million, respectively, of trade receivables were insured.
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
The Company’s allowance for doubtful accounts is determined through analysis of periodic aging of receivables that are not covered by insurance and assessments of collectability based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers and the impact of general economic conditions. The past due status of a receivable is based on its contractual terms. Amounts deemed uncollectible are written off against the allowance when it is probable the amounts will not be recovered. Allowance for doubtful accounts was $14 million and $18 million as of December 28, 2019 and March 30, 2019, respectively. The Company had bad debt expense of $3 million and $1 million for the nine months ended December 28, 2019 and December 29, 2018, respectively. All other periods presented were immaterial.

7. Property and Equipment, net
Property and equipment, net, consists of (in millions):

	December 28, 2019	March 30, 2019
Leasehold improvements	$686	$639
Computer equipment and software	315	292
Furniture and fixtures	316	292
In-store shops	275	270
Equipment	130	123
Building	47	47
Land	18	15
	1,787	1,678
Less: accumulated depreciation and amortization	(1,260)	(1,115)
	527	563
Construction-in-progress	69	52
	$596	$615
Depreciation and amortization of property and equipment for the three months ended December 28, 2019 and December 29, 2018 was $50 million and $44 million, respectively, and was $149 million and $136 million, respectively, for the nine months ended December 28, 2019 and December 29, 2018. During the three months ended December 28, 2019, the Company recorded property and equipment impairment charges of $10 million, primarily related to Michael Kors retail store locations. During the nine months ended December 28, 2019, the Company recorded property and equipment impairment charges of $33 million, $11 million of which related to determining asset groups for the Company’s premier store locations at an individual store level, $7 million of which related to Michael Kors and $4 million related to Jimmy Choo. In addition, during the nine months ended December 28, 2019, the Company recorded property and equipment impairment charges of $22 million, related to the Company's retail store locations (see Note 13 for additional information). During the three and nine months ended December 29, 2018, the Company recorded property and equipment impairment charges of $6 million and $15 million, respectively, of which $5 million and $13 million, respectively, were related to underperforming Michael Kors full-price retail store locations, some of which related to the Retail Fleet Optimization Plan, as defined in Note 10.

8. Intangible Assets and Goodwill
The following table details the carrying values of the Company’s intangible assets and goodwill (in millions):

	December 28, 2019	March 30, 2019
Definite-lived intangible assets:
Reacquired Rights	$400	$400
Trademarks	23	23
Key Money (1)	68	96
Customer Relationships	415	415
Total definite-lived intangible assets	906	934
Less: accumulated amortization	(181)	(143)
Net definite-lived intangible assets	725	791

Indefinite-lived intangible assets:
Jimmy Choo brand	574	572
Versace brand	926	930
	1,500	1,502

Total intangible assets, excluding goodwill	$2,225	$2,293

Goodwill (2)	$1,681	$1,659

(1)The March 30, 2019 balance includes certain lease rights that were reclassified to the operating lease right-of-use asset as part of the adoption of ASU 2016-02.
(2)The change in the carrying values since March 30, 2019 primarily relates to the goodwill adjustment discussed in Note 5.
Amortization expense for the Company’s definite-lived intangible assets for the three months ended December 28, 2019 and December 29, 2018 was $13 million and $7 million, respectively, and was $39 million and $24 million, respectively, for the nine months ended December 28, 2019 and December 29, 2018. During the three and nine months ended December 28, 2019, the Company recorded impairment charges of $2 million and $8 million, respectively, primarily related to intangible assets associated with its premier Michael Kors store locations (see Note 13 for further information). Impairment charges recorded during the nine months ended December 29, 2018 were $2 million. There were no goodwill or other indefinite-lived intangible asset impairment charges recorded during any of the periods presented.

9. Current Assets and Current Liabilities
Prepaid expenses and other current assets consist of the following (in millions):

	December 28, 2019	March 30, 2019
Prepaid taxes	$189	$125
Interest receivable related to net investment hedges	12	11
Prepaid property and equipment	8	7
Prepaid rent (1)	—	24
Other	54	54
	$263	$221

Accrued expenses and other current liabilities consist of the following (in millions):

	December 28, 2019	March 30, 2019
Other taxes payable	$95	$47
Return liabilities	51	35
Accrued capital expenditures	27	25
Accrued rent (2)	22	34
Accrued advertising and marketing	16	10
Gift cards and retail store credits	13	13
Professional services	11	12
Restructuring liability (1)	11	64
Accrued litigation	10	11
Accrued interest	5	10
Accrued purchases and samples	4	29
Other	88	84
	$353	$374

(1)In connection with the adoption of ASU 2016-02, certain lease related assets and liabilities were reflected within operating lease right-of-use assets and liabilities as of December 28, 2019. See Note 2 and Note 4 for additional information.
(2)The accrued rent balance relates to variable lease payments.

10. Restructuring and Other Charges
Retail Fleet Optimization Plan
The Company plans to close between 100 and 150 of its Michael Kors retail stores in order to improve the profitability of its retail store fleet (“Retail Fleet Optimization Plan”). The Company anticipates finalizing the remainder of the planned store closures under the Retail Fleet Optimization Plan by the end of Fiscal 2020. The Company expects to incur approximately $100 - $125 million of one-time costs associated with these store closures. Collectively, the Company anticipates lower depreciation and amortization expense as a result of the impairment charges recorded once these initiatives are completed.
During the nine months ended December 28, 2019, the Company closed 29 of its Michael Kors retail stores under the Retail Fleet Optimization Plan, for a total of 129 stores closed at a cost of $100 million since plan inception. Restructuring charges recorded in connection with the Retail Fleet Optimization Plan during the three and nine months ended December 28, 2019 were $5 million and $6 million, respectively. The below table presents a rollforward of the Company’s remaining restructuring liability related to this plan (in millions):

	Severance and benefit costs	Lease-related and other costs	Total
Balance at March 30, 2019	$2	$53	$55
ASC 842 (Leases) Adjustment (1)	—	(46)	(46)
Balance at March 31, 2019	2	7	9
Additions charged to expense	—	6	6
Payments	(1)	(7)	(8)
Balance at December 28, 2019	$1	$6	$7

(1)Consists of the reclassification of sublease liabilities to an offset of the related operating lease right-of-use asset due to the adoption of ASC 842. See Note 2 and Note 4 for further information.

During the three and nine months ended December 29, 2018, the Company recorded restructuring charges of $4 million and $10 million, respectively, under the Retail Fleet Optimization Plan, which were comprised of lease-related charges.

Other Restructuring Charges
In addition to the restructuring charges related to the Retail Fleet Optimization Plan, the Company incurred charges of $2 million and $5 million during the three and nine months ended December 28, 2019, respectively, primarily consisting of lease-related costs. The Company also incurred charges of $3 million and $4 million relating to Jimmy Choo lease-related charges during the three and nine months ended December 29, 2018, respectively.
Other Costs
During the three months ended December 28, 2019, the Company recorded costs of $8 million, which included $5 million in connection with the acquisition of Versace and $3 million in connection with the Jimmy Choo acquisition. During the nine months ended December 28, 2019, the Company recorded costs of $26 million, which included $18 million in connection with the acquisition of Versace and $8 million in connection with the Jimmy Choo acquisition.
During the three months ended December 29, 2018, the Company recorded costs of $12 million, which included $6 million in connection with the acquisition of Versace and $6 million in connection with the Jimmy Choo acquisition. During the nine months ended December 29, 2018, the Company recorded costs of $35 million, which included $20 million in connection with the Jimmy Choo acquisition and $15 million in connection with the acquisition of Versace.

11. Debt Obligations
The following table presents the Company’s debt obligations (in millions):

	December 28, 2019	March 30, 2019
Term Loan	$1,125	$1,580
Revolving Credit Facilities	548	550
4.000% Senior Notes due 2024	450	450
Other	3	1
Total debt	2,126	2,581
Less: Unamortized debt issuance costs	8	13
Less: Unamortized discount on long-term debt	2	2
Total carrying value of debt	2,116	2,566
Less: Short-term debt	1,031	630
Total long-term debt	$1,085	$1,936
Senior Unsecured Revolving Credit Facility
The 2018 Credit Facility requires the Company to maintain a leverage ratio as of the end of each fiscal quarter of no greater than 3.75 to 1. Such leverage ratio is calculated as the ratio of the sum of total indebtedness as of the date of the measurement plus six times the consolidated rent expense for the last four consecutive fiscal quarters, to Consolidated EBITDAR (as defined below) for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined as consolidated net income plus income tax expense, net interest expense, depreciation and amortization expense, consolidated rent expense and other non-cash charges, subject to certain additions and deductions. The 2018 Credit Facility also includes covenants that limit additional indebtedness, guarantees, liens, acquisitions and other investments and cash dividends that are customary for financings of this type. As of December 28, 2019, the Company was in compliance with all covenants related to this agreement.

As of December 28, 2019 and March 30, 2019, the Company had borrowings of $503 million and $539 million, respectively, outstanding under the 2018 Revolving Credit Facility, which were recorded within short-term debt in its consolidated balance sheets. In addition, stand-by letters of credit of $16 million were outstanding as of December 28, 2019. At December 28, 2019, the amount available for future borrowings under the 2018 Revolving Credit Facility was $481 million. As of December 28, 2019 and March 30, 2019, the carrying value of borrowings outstanding under the 2018 Term Loan Facility was $1.119 billion and $1.570 billion, respectively, of which $483 million and $80 million, respectively, was recorded within short-term debt and $636 million and $1.490 billion, respectively, was recorded within long-term debt in its consolidated balance sheets.
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

At December 28, 2019 and March 30, 2019, the fair values of the Company’s forward foreign currency exchange contracts and net investment hedges were determined using broker quotations, which were calculations derived from observable market information: the applicable currency rates at the balance sheet date and those forward rates particular to the contract at inception. The Company makes no adjustments to these broker obtained quotes or prices, but assesses the credit risk of the counterparty and would adjust the provided valuations for counterparty credit risk when appropriate. The fair values of the forward contracts are included in prepaid expenses and other current assets, and in accrued expenses and other current liabilities in the consolidated balance sheets, depending on whether they represent assets or liabilities to the Company. The fair values of net investment hedges are included in other assets, as detailed in Note 14.

All contracts are measured and recorded at fair value on a recurring basis and are categorized in Level 2 of the fair value hierarchy, as shown in the following table (in millions):

	Fair value at December 28, 2019 using:			Fair value at March 30, 2019 using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets:
Forward foreign currency exchange contracts	$—	$1	$—	$—	$5	$—
Net investment hedges	—	58	—	—	37	—
Other undesignated derivative contracts	—	1	—	—	—	—
Total derivative assets	$—	$60	$—	$—	$42	$—

Derivative liabilities:
Forward foreign currency exchange contracts	$—	$1	$—	$—	$—	$—
Other undesignated derivative contracts	—	—	—	—	5	—
Total derivative liabilities	$—	$1	$—	$—	$5	$—
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

	December 28, 2019		March 30, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
4.000% Senior Notes	$446	$468	$445	$438
Term Loan	$1,119	$1,125	$1,570	$1,574
Revolving Credit Facilities	$548	$548	$550	$550
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

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that carrying amounts of such assets may not be recoverable. This assessment is performed for each long-lived asset group that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The grouping of assets requires a significant amount of judgment. The Company historically grouped certain premier store locations, primarily Michael Kors premier stores, with other Michael Kors stores within the immediate geographic area surrounding the premier store as the Company believed the assets of the store group benefited from the Company’s investments in the premier store. Due to the Company’s recent significant expansion in luxury retail, as well as its continued growth in its global digital business, the Company reassessed its methodology for evaluating impairment of long-lived assets, including the determination of asset groupings. The Company’s luxury retail business generally operates only premier, more luxurious, retail store locations with consistent investments across its individual stores. As a result, during the nine months ended December 28, 2019, the Company determined that asset groups at an individual store level represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. As a result of this determination, in the first quarter of Fiscal 2020, the Company identified impairment indicators at certain premier retail store locations and recorded operating lease right-of-use asset and property and equipment impairment charges of $68 million and $11 million, respectively, which are included in the impairment charges detailed in the table below (in millions):

	Three Months Ended December 28, 2019			Nine Months Ended December 28, 2019
	Carrying Value Prior to Impairment	Fair Value	Impairment Charge	Carrying Value Prior to Impairment	Fair Value	Impairment Charge
Operating Lease Right-of-Use Assets	$27	$20	$7	$314	$135	$179
Property and Equipment	13	3	10	51	18	33
Key Money	3	1	2	12	4	8
Total	$43	$24	$19	$377	$157	$220

	Three Months Ended December 29, 2018			Nine Months Ended December 29, 2018
	Carrying Value Prior to Impairment	Fair Value	Impairment Charge	Carrying Value Prior to Impairment	Fair Value	Impairment Charge
Property and Equipment	$6	$—	$6	$20	$5	$15
Lease Rights	—	—	—	4	2	2
Total	$6	$—	$6	$24	$7	$17
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
Net Investment Hedges
As of December 28, 2019, the Company had multiple fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $3.190 billion to hedge its net investment in Euro-denominated subsidiaries and $44 million to hedge its net investment in Japanese Yen-denominated subsidiaries against future volatility in the exchange rates between U.S. Dollar and these currencies. Under the terms of these contracts, which have maturity dates between January 2022 and June 2026, the Company will exchange the semi-annual fixed rate payments on U.S. denominated debt for fixed rate payments of 0% to 1.674% in Euros and 0.89% in Japanese Yen. These contracts have been designated as net investment hedges.
When a cross-currency swap is used as a hedging instrument in a net investment hedge assessed under the spot method, the cross-currency basis spread is excluded from the assessment of hedge effectiveness and is recognized as a reduction in interest expense in the Company’s consolidated statements of operations and comprehensive income. Accordingly, the Company recorded a reduction in interest expense of $19 million and $53 million, respectively, during the three and nine months ended December 28, 2019 and $3 million and $7 million, respectively, during the three and nine months ended December 29, 2018.
The following table details the fair value of the Company’s derivative contracts, which are recorded on a gross basis in the consolidated balance sheets as of December 28, 2019 and March 30, 2019 (in millions):

			Fair Values
	Notional Amounts		Assets				Liabilities
	December 28, 2019	March 30, 2019	December 28, 2019		March 30, 2019		December 28, 2019		March 30, 2019
Designated forward foreign currency exchange contracts	$162	$166	$1	(1)	$5	(1)	$1	(3)	$—
Designated net investment hedge	3,234	2,234	58	(2)	37	(2)	—		—
Total designated hedges	3,396	2,400	59		42		1		—
Undesignated derivative contracts (4)	15	199	1	(1)	—		—		5	(3)
Total	$3,411	$2,599	$60		$42		$1		$5

(1)Recorded within prepaid expenses and other current assets in the Company’s consolidated balance sheets.
(2)Recorded within other assets in the Company’s consolidated balance sheets.
(3)Recorded within accrued expenses and other current liabilities in the Company’s consolidated balance sheets.
(4)Primarily includes undesignated hedges of foreign currency denominated intercompany balances and inventory purchases.

The Company records and presents the fair values of all of its derivative assets and liabilities in its consolidated balance sheets on a gross basis, as shown in the previous table. However, if the Company were to offset and record the asset and liability balances for its derivative instruments on a net basis in accordance with the terms of its master netting arrangements, which provide for the right to set-off amounts for similar transactions denominated in the same currencies, the resulting impact as of December 28, 2019 and March 30, 2019 would be as follows (in millions):

	Forward Currency Exchange Contracts		Net Investment Hedges
	December 28, 2019	March 30, 2019	December 28, 2019	March 30, 2019
Assets subject to master netting arrangements	$2	$5	$58	$37
Liabilities subject to master netting arrangements	$1	$5	$—	$—
Derivative assets, net	$1	$5	$58	$37
Derivative liabilities, net	$—	$5	$—	$—
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
The following table summarizes the gains and losses on the Company’s designated forward foreign currency exchange contracts and net investment hedges (in millions):

	Three Months Ended		Nine Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
	Losses Recognized in OCI	Gains Recognized in OCI	Gains Recognized in OCI	Gains Recognized in OCI
Designated forward foreign currency exchange contracts	$(2)	$2	$4	$12
Designated net investment hedges	$(51)	$10	$53	$15
The following tables summarize the impact of the gains and losses within the consolidated statements of operations and comprehensive income related to the designated forward foreign currency exchange contracts for the three and nine months ended December 28, 2019 and December 29, 2018 (in millions):

	Three Months Ended
	Gain Reclassified from Accumulated OCI		Location of (Gain) Loss recognized	Total Cost of goods sold
	December 28, 2019	December 29, 2018		December 28, 2019	December 29, 2018
Designated forward foreign currency exchange contracts	$(3)	$(1)	Cost of goods sold	$639	$565

	Nine Months Ended
	(Gain) Loss Reclassified from Accumulated OCI		Location of (Gain) Loss recognized	Total Cost of goods sold
	December 28, 2019	December 29, 2018		December 28, 2019	December 29, 2018
Designated forward foreign currency exchange contracts	$(8)	$6	Cost of goods sold	$1,719	$1,507

The Company expects that substantially all of the amounts currently recorded in accumulated other comprehensive income (loss) for its forward foreign currency exchange contracts will be reclassified into earnings during the next 12 months, based upon the timing of inventory purchases and turnover.
Undesignated Hedges
During the three and nine months ended December 28, 2019, the net impact of changes in the fair value of undesignated forward foreign currency exchange contracts recognized within foreign currency loss (gain) in the Company’s consolidated statement of operations and comprehensive income was not material.
During the three and nine months ended December 29, 2018, the Company recognized a net loss of $47 million and $76 million, respectively, primarily related to the derivative contracts entered into on September 25, 2018 to mitigate foreign currency exchange risk associated with the Versace acquisition that were settled on December 21, 2018.

15. Shareholders’ Equity
Share Repurchase Program
During the nine months ended December 28, 2019, the Company repurchased 2,711,807 shares through open market transactions at a cost of $100 million under its new $500 million share-repurchase program, which was authorized by the Company’s Board of Directors on August 1, 2019 and which expires on August 1, 2021. During the nine months ended December 29, 2018, the Company repurchased 3,718,237 shares through open market transactions at a cost of $200 million under its previous $1.0 billion share-repurchase program, which expired on May 25, 2019. As of December 28, 2019, the remaining availability under the Company’s share repurchase program was $400 million. Share repurchases may be made in open market or privately negotiated transactions, subject to market conditions, applicable legal requirements, trading under the Company’s insider trading policy and other relevant factors. The program may be suspended or discontinued at any time.
The Company also has in place a “withhold to cover” repurchase program, which allows the Company to withhold ordinary shares from certain executive officers and directors to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards. During the nine month periods ended December 28, 2019 and December 29, 2018, the Company withheld 63,958 shares and 107,712 shares, respectively, with a fair value of $2 million and $7 million, respectively, in satisfaction of minimum tax withholding obligations relating to the vesting of restricted share awards.
Accumulated Other Comprehensive Income (Loss)
The following table details changes in the components of accumulated other comprehensive income (loss) (“AOCI”), net of taxes for the nine months ended December 28, 2019 and December 29, 2018, respectively (in millions):

	Foreign Currency Translation Gains (Losses) (1)	Net (Losses) Gains on Derivatives (2)	Other Comprehensive Income (Loss) Attributable to Capri
Balance at March 31, 2018	$61	$(10)	$51
Other comprehensive (loss) income before reclassifications	(160)	11	(149)
Less: amounts reclassified from AOCI to earnings	—	(5)	(5)
Other comprehensive (loss) income, net of tax	(160)	16	(144)
Balance at December 29, 2018	$(99)	$6	$(93)

Balance at March 30, 2019	$(73)	$7	$(66)
Other comprehensive income before reclassifications	40	4	44
Less: amounts reclassified from AOCI to earnings	—	7	7
Other comprehensive income (loss), net of tax	40	(3)	37
Balance at December 28, 2019	$(33)	$4	$(29)

(1)Foreign currency translation gains and losses for the nine months ended December 28, 2019 include net gains of $3 million on intra-entity transactions that are of a long-term investment nature, a $4 million translation loss relating to the inclusion of the Versace business and a $44 million gain, net of taxes of $9 million, relating to the Company’s net investment hedges. Foreign currency translation gains and losses for the nine months ended December 29, 2018 include net gains of $10 million on intra-entity transactions that are of a long-term investment nature, a $139 million translation loss relating to the inclusion of the Jimmy Choo business and a $13 million gain, net of taxes of $3 million, relating to the Company’s net investment hedges.
(2)Reclassified amounts relate to the Company’s forward foreign currency exchange contracts for inventory purchases and are recorded within cost of goods sold in the Company’s consolidated statements of operations and comprehensive income. All tax effects were not material for the periods presented.

16. Share-Based Compensation
The Company issues equity grants to certain employees and directors of the Company at the discretion of the Company’s Compensation and Talent Committee. The Company has two equity plans, one stock option plan adopted in Fiscal 2008 (as amended and restated, the “2008 Plan”), and the Omnibus Incentive Plan adopted in the third fiscal quarter of Fiscal 2012 and amended and restated with shareholder approval in May 2015 (the “Incentive Plan”). The 2008 Plan only provided for grants of share options and was authorized to issue up to 23,980,823 ordinary shares. As of December 28, 2019, there were no shares available to grant equity awards under the 2008 Plan. The Incentive Plan allows for grants of share options, restricted shares and RSUs, and other equity awards, and authorizes a total issuance of up to 15,246,000 ordinary shares. At December 28, 2019, there were 2,642,854 ordinary shares available for future grants of equity awards under the Incentive Plan. Option grants issued from the 2008 Plan generally expire ten years from the date of the grant, and those issued under the Incentive Plan generally expire seven years from the date of the grant.
The following table summarizes the Company’s share-based compensation activity during the nine months ended December 28, 2019:

	Options	Service-Based RSUs	Performance-Based RSUs
Outstanding/Unvested at March 30, 2019	2,131,259	3,839,862	737,074
Granted	—	1,901,539	169,817
Exercised/Vested	(5,082)	(797,597)	(53,025)
Decrease due to performance condition	—	—	(39,999)
Canceled/forfeited	(93,298)	(178,354)	—
Outstanding/Unvested at December 28, 2019	2,032,879	4,765,450	813,867
The weighted average grant date fair value of service-based and performance-based RSUs granted during the nine months ended December 28, 2019 was $33.89 and $33.86, respectively, and $67.03 and $67.52, respectively, during the nine months ended December 29, 2018.
Share-Based Compensation Expense
The following table summarizes compensation expense attributable to share-based compensation for the three and nine months ended December 28, 2019 and December 29, 2018 (in millions):

	Three Months Ended		Nine Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Share-based compensation expense	$16	$12	$65	$38
Tax benefit related to share-based compensation expense	$3	$2	$12	$7
Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rates. The estimated value of future forfeitures for equity grants as of December 28, 2019 is approximately $9 million.

See Note 17 in the Company’s Fiscal 2019 Annual Report on Form 10-K for additional information relating to the Company’s share-based compensation awards.

17. Income Taxes
The Company’s effective tax rates for the three and nine months ended December 28, 2019 are a benefit of 2.0% and 0.6%, respectively. Such rates differ from the United Kingdom (“U.K.”) federal statutory rate of 19% primarily due to the favorable impact of recognizing benefits from the resolution of uncertain tax positions and return to provision adjustments in the United States and Europe, which resulted in a decrease to the Company’s effective income tax rate for the three and nine months ended December 28, 2019. In addition, the Company had favorable effects related to global financing activities. The global financing activities are related to the Company’s 2014 move of its principal executive office from Hong Kong to the U.K. and decision to become a U.K. tax resident. In connection with this decision, the Company funded its international growth strategy through intercompany debt financing arrangements between certain of our U.S., U.K. and Switzerland subsidiaries in December 2015. Due to the difference in the statutory income tax rates between these jurisdictions, the Company realized a lower effective tax rate.
The Company’s effective tax rates for the three and nine months ended December 29, 2018 were a provision of 17.4% and 12.7%, respectively. Such rates differed from the United Kingdom (“U.K.”) federal statutory rate of 19% primarily due to the favorable effects of global financing arrangements and the favorable impact of tax benefits recognized on share-based compensation during the quarter.

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
The Company’s three reportable segments are as follows:
•Versace — segment includes revenue generated through the sale of Versace luxury ready-to-wear, accessories, footwear and home furnishings through directly operated Versace boutiques throughout North America (United States and Canada), EMEA and certain parts of Asia, as well as through Versace outlet stores and e-commerce sites. In addition, revenue is generated through wholesale sales to distribution partners (including geographic licensing arrangements that allow third parties to use the Versace trademarks in connection with retail and/or wholesale sales of Versace branded products in specific geographic regions), multi-brand department stores and specialty stores worldwide, as well as through product license agreements in connection with the manufacturing and sale of jeans, fragrances, watches, jewelry and eyewear.
•Jimmy Choo — segment includes revenue generated through the sale of Jimmy Choo luxury footwear, handbags and small leather goods through directly operated Jimmy Choo retail and outlet stores throughout the Americas, EMEA and certain parts of Asia, through its e-commerce sites, as well as through wholesale sales of luxury goods to distribution partners (including geographic licensing arrangements that allow third parties to use the Jimmy Choo trademarks in connection with retail and/or wholesale sales of Jimmy Choo branded products in specific geographic regions), multi-brand department stores and specialty stores worldwide. In addition, revenue is generated through product licensing agreements, which allow third parties to use the Jimmy Choo brand name and trademarks in connection with the manufacturing and sale of fragrances, sunglasses and eyewear.

•Michael Kors — segment includes revenue generated through the sale of Michael Kors products through four primary Michael Kors retail store formats: “Collection” stores, “Lifestyle” stores (including concessions), outlet stores and e-commerce sites, through which the Company sells Michael Kors products, as well as licensed products bearing the Michael Kors name, directly to the end consumer throughout the Americas, Europe and certain parts of Asia. The Company also sells Michael Kors products directly to department stores, primarily located across the Americas and Europe, to specialty stores and travel retail shops, and to its geographic licensees. In addition, revenue is generated through product and geographic licensing arrangements, which allow third parties to use the Michael Kors brand name and trademarks in connection with the manufacturing and sale of products, including watches, jewelry, fragrances and eyewear.
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
The following table presents the key performance information of the Company’s reportable segments (in millions):

	Three Months Ended		Nine Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Total revenue:
Versace	$195	$—	$630	$—
Jimmy Choo	165	162	448	451
Michael Kors	1,211	1,276	3,281	3,443
Total revenue	$1,571	$1,438	$4,359	$3,894

Income (loss) from operations:
Versace	$(12)	$—	$(6)	$—
Jimmy Choo	9	15	10	28
Michael Kors	288	320	711	798
Total segment income from operations	285	335	715	826
Less: Corporate expenses	(46)	(20)	(114)	(65)
Restructuring and other charges	(15)	(19)	(37)	(49)
Impairment of long-lived assets	(19)	(6)	(220)	(17)
Total income from operations	$205	$290	$344	$695
Depreciation and amortization expense for each segment are as follows (in millions):

	Three Months Ended		Nine Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Depreciation and amortization:
Versace	$17	$—	$46	$—
Jimmy Choo	9	8	26	25
Michael Kors	37	43	116	135
Total depreciation and amortization	$63	$51	$188	$160

Total revenue (based on country of origin) by geographic location are as follows (in millions):

	Three Months Ended		Nine Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Total revenue:
The Americas (1)	$909	$927	$2,440	$2,438
EMEA	422	334	1,191	925
Asia	240	177	728	531
Total revenue	$1,571	$1,438	$4,359	$3,894

(1)Total revenue earned in the U.S. were $845 million and $2.267 billion, respectively, for the three and nine months ended December 28, 2019 and $869 million and $2.274 billion, respectively, for the three and nine months ended December 29, 2018.

As of December 28, 2019 and March 30, 2019, the Company's total assets were $8.325 billion and $6.650 billion, respectively. The increase in total assets was primarily due to the adoption of ASU 2016-02 in the first quarter of Fiscal 2020. As of December 28, 2019, the Company had operating lease right-of-use assets recorded on its consolidated balance sheets of $1.665 billion, of which $1.060 billion related to Michael Kors, $379 million related to Versace, and $226 million related to Jimmy Choo.

19. Subsequent Events
Acquisition of Alberto Gozzi S.r.L.
On December 16, 2019, the Company entered into a definitive agreement to acquire Italian atelier and shoe manufacturer Alberto Gozzi S.r.L. The transaction was completed in the Company's fourth quarter of Fiscal 2020.
Coronavirus
During the fourth quarter of Fiscal 2020, there has been an outbreak of coronavirus in China which the Company expects will materially impact its financial results. As of February 5, 2020, approximately 150 of the Company’s stores in Mainland China were closed. Additionally, most of the stores that remain open are operating with reduced hours and experiencing significantly reduced customer traffic. While this global health emergency is expected to be temporary, the duration and intensity of the disruption is uncertain, including potential broader impacts outside of China if travel and tourist traffic is further restricted and there is a resulting decline in Chinese tourist spending in other regions. Given the dynamic nature of these circumstances, the related financial impact for the fourth quarter could materially differ from our current expectations.
In addition, the Company sources finished goods inventory from manufacturers in China for the Michael Kors brand. As a result of potential factory closures, reduced workforces, scarcity of raw materials and potential disruption of transportation of goods produced in China, the Company may be unable to obtain inventory or samples sourced from this region, which may materially impact Fiscal 2021. Given the uncertainty regarding these circumstances, the related financial impact cannot be reasonably estimated at this time.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) of our Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto included as part of this interim report. Forward-looking statements are prospective in nature and are not based on historical facts, but rather on current expectations and projections of the management of Capri Holdings Limited (the “Company”) about future events, and are therefore subject to risks and uncertainties which could cause actual results to differ materially from the future results expressed or implied by the forward-looking statements. All statements other than statements of historical facts included herein, may be forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “targets”, “plans”, “believes”, “expects”, “aims”, “intends”, “will”, “should”, “could”, “would”, “may”, “anticipates”, “estimates”, “synergy”, “cost-saving”, “projects”, “goal”, “strategy”, “budget”, “forecast” or “might” or, words or terms of similar substance or the negative thereof, are forward-looking statements. Forward-looking statements include statements relating to future capital expenditures, expenses, revenues, earnings, economic performance, indebtedness, financial condition, share buybacks, dividend policy, losses and future prospects of the Company, business and management strategies and the expansion and growth of the Company’s operations, and benefits from any acquisition. These forward-looking statements are not guarantees of future financial performance. Such forward-looking statements involve known and unknown risks and uncertainties that could significantly affect expected results and are based on certain key assumptions, which could cause actual results to differ materially from those projected or implied in any forward-looking statements. These risks, uncertainties and other factors include the Company’s ability to integrate successfully and to achieve anticipated benefits of any acquisition; the risk of disruptions to the Company’s businesses; the negative effects of events on the market price of the Company’s ordinary shares and its operating results; significant transaction costs; unknown liabilities; the risk of litigation and/or regulatory actions related to the Company’s businesses; fluctuations in demand for the Company’s products; levels of indebtedness (including the indebtedness incurred in connection with acquisitions); future availability of credit; the timing and scope of future share buybacks, which may be made in open market or privately negotiated transactions, and are subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors, and which share repurchases may be suspended or discontinued at any time, the level of other investing activities and uses of cash; changes in consumer traffic and retail trends; loss of market share and industry competition; fluctuations in the capital markets; fluctuations in interest and exchange rates; the occurrence of unforeseen epidemics (including the outbreak of the coronavirus in China and its potential impact on our future financial results), disasters or catastrophes; political or economic instability in principal markets (including the continuing business disruption in Hong Kong); adverse outcomes in litigation; and general, local and global economic, political, business and market conditions, as well as those risks set forth in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended March 30, 2019, filed with the Securities and Exchange Commission on May 29, 2019.

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
Segment Information
We operate in three reportable segments, which are as follows:
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
Jimmy Choo
We generate revenue through the sale of Jimmy Choo luxury goods to end clients through directly operated Jimmy Choo retail and outlet stores throughout the Americas (United States, Canada and Latin America, excluding Brazil), EMEA and certain parts of Asia, through our e-commerce sites, as well as through wholesale sales of luxury goods to distribution partners (including geographic licensing arrangements that allow third parties to use the Jimmy Choo tradename in connection with retail and/or wholesale sales of Jimmy Choo branded products in specific geographic regions), multi-brand department stores and specialty stores worldwide. In addition, revenue is generated through product licensing agreements, which allow third parties to use the Jimmy Choo brand name and trademarks in connection with the manufacturing and sale of fragrances, sunglasses and eyewear.

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
Unallocated Expenses
In addition to the reportable segments discussed above, we have certain corporate costs that are not directly attributable to our brands and, therefore, are not allocated to segments. Such costs primarily include certain administrative, corporate occupancy, and information systems expenses, including Enterprise Resource Planning (“ERP”) system implementation costs. In addition, certain other costs are not allocated to segments, including restructuring and other charges (including transaction and transition costs related to our recent acquisitions) and impairment costs. The segment structure is consistent with how our chief operating decision maker plans and allocates resources, manages the business and assesses performance. All prior period segment information has been recast to reflect the realignment of our segment reporting structure on a comparable basis, which occurred in the fourth quarter of Fiscal 2019. The following table presents our total revenue and income from operations by segment for the three and nine months ended December 28, 2019 and December 29, 2018 (in millions):

		Three Months Ended		Nine Months Ended
		December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Total revenue:
	Versace	$195	$—	$630	$—
	Jimmy Choo	165	162	448	451
	Michael Kors	1,211	1,276	3,281	3,443
Total revenue		$1,571	$1,438	$4,359	$3,894

Income (loss) from operations:
	Versace	$(12)	$—	$(6)	$—
	Jimmy Choo	9	15	10	28
	Michael Kors	288	320	711	798
Total segment income from operations		285	335	715	826
Less:	Corporate expenses	(46)	(20)	(114)	(65)
	Restructuring and other charges	(15)	(19)	(37)	(49)
	Impairment of long-lived assets	(19)	(6)	(220)	(17)
Total income from operations		$205	$290	$344	$695

The following table presents our global network of retail stores and wholesale doors by brand:

	As of
	December 28, 2019	December 29, 2018
Number of full price retail stores (including concessions):
Versace	158	—
Jimmy Choo	176	168
Michael Kors	575	606
	909	774

Number of outlet stores:
Versace	50	—
Jimmy Choo	47	38
Michael Kors	271	264
	368	302

Total number of retail stores	1,277	1,076

Total number of wholesale doors
Versace	823	—
Jimmy Choo	558	592
Michael Kors	2,999	3,414
	4,380	4,006
The following table presents our retail stores by geographic location:

	As of			As of
	December 28, 2019			December 29, 2018
	Versace	Jimmy Choo	Michael Kors	Jimmy Choo	Michael Kors
Store count by region:
The Americas	30	44	387	44	401
EMEA	62	77	180	69	198
Asia	116	102	279	93	271
	208	223	846	206	870
Key Consolidated Performance Indicators and Statistics
We use a number of key indicators of operating results to evaluate our Company’s performance, including the following (dollars in millions):

	Three Months Ended		Nine Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Total revenue	$1,571	$1,438	$4,359	$3,894
Gross profit as a percent of total revenue	59.3%	60.7%	60.6%	61.3%
Income from operations	$205	$290	$344	$695
Income from operations as a percent of total revenue	13.0%	20.2%	7.9%	17.8%
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
Channel Shift and Demand for Our Accessories and Related Merchandise. Our performance is affected by trends in the luxury goods industry, as well as shifts in demographics and changes in lifestyle preferences. Although the overall consumer spending for personal luxury products has recently increased, consumer shopping preferences have continued to shift from physical stores to on-line shopping. We currently expect that this trend will continue in the foreseeable future. We continue to adjust our operating strategy to the changing business environment. We have made significant progress toward our plan to close between 100 and 150 of our Michael Kors retail stores at an expected total one-time cost of approximately $100 - $125 million, in order to improve the profitability of our Michael Kors retail store fleet (“Retail Fleet Optimization Plan”). As of December 28, 2019, we closed a total of 129 stores at a cost of $100 million to date and recorded restructuring charges of $6 million and $10 million during the nine months ended December 28, 2019 and December 29, 2018, respectively. We anticipate finalizing the remainder of the planned store closures under the Retail Fleet Optimization Plan by the end of Fiscal 2020. Collectively, we continue to anticipate lower depreciation and amortization associated with the impairment charges recorded once these initiatives are completed.
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
Costs of Manufacturing and Tariffs. Our industry is subject to volatility in costs related to certain raw materials used in the manufacturing of our products. This volatility applies primarily to costs driven by commodity prices, which can increase or decrease dramatically over a short period of time. In addition, our costs may be impacted by sanction tariffs imposed on our products due to changes in trade terms. On May 10, 2019, the U.S. increased the sanction tariffs rate from 10% to 25% on $200 billion of imports of select product categories (Tranche 3), which includes handbags and travel goods from China, and effective September 1, 2019, a 10% tariff on an additional $300 billion of goods from China, including ready-to-wear, footwear and men’s products, went into effect. If additional tariffs or trade restrictions are implemented by the U.S. or other countries, the cost of our products could increase which could adversely affect our business. In addition, commodity prices and tariffs may have an impact on our revenues, results of operations and cash flows. We use commercially reasonable efforts to mitigate these effects by sourcing our products as efficiently as possible and diversifying the countries where we produce. In addition, manufacturing labor costs are also subject to degrees of volatility based on local and global economic conditions. We use commercially reasonable efforts to source from localities that suit our manufacturing standards and result in more favorable labor driven costs to our products.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Critical accounting policies are those that are the most important to the portrayal of our results of operations and financial condition and that require our most difficult, subjective and complex judgments to make estimates about the effect of matters that are inherently uncertain. In applying such policies, we must use certain assumptions that are based on our informed judgments, assessments of probability and best estimates. Estimates, by their nature, are subjective and are based on analysis of available information, including current and historical factors and the experience and judgment of management. We evaluate our assumptions and estimates on an ongoing basis. During the first quarter of Fiscal 2020, we adopted the new accounting guidance related to lease accounting, as described in Note 2 and Note 4 to the accompanying consolidated financial statements. Under this guidance, our existing lease obligations, which relate to stores, corporate locations, warehouses and equipment, will be recorded as a lease liability and right-of-use asset for operating leases on our consolidated balance sheet. Accordingly, adoption of this standard significantly increased the Company’s total assets and total liabilities. Our critical accounting policies are disclosed in full in the MD&A section of our Annual Report on Form 10-K for the fiscal year ended March 30, 2019. There have been no significant changes in our critical accounting policies since March 30, 2019, other than described above.
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
Selling, general and administrative expenses consist of warehousing and distribution costs, rent for our distribution centers, payroll, store occupancy costs (such as rent, common area maintenance, store pre-opening, real estate taxes and utilities), information technology and systems costs, corporate payroll and related benefits, advertising and promotion expense and other general expenses, as well as sublease income. Selling, general and administrative expenses include charges that are not allocated to our reportable segments.

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
Noncontrolling interests/Redeemable noncontrolling interest represents the portion of the equity ownership in the Michael Kors Latin American joint venture, MK (Panama) Holdings, S.A. and subsidiaries (“MK Panama”), noncontrolling interests in JC Industry S.r.L and JC Gulf Trading LLC, as well as in J. Choo Russia J.V. Limited., as well as the redeemable noncontrolling interest in Versace Australia PTY Limited.

Results of Operations
Comparison of the three months ended December 28, 2019 with the three months ended December 29, 2018
The following table details the results of our operations for the three months ended December 28, 2019 and December 29, 2018, and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Three Months Ended		$ Change	% Change	% of Total Revenue for the Three Months Ended
	December 28, 2019	December 29, 2018			December 28, 2019	December 29, 2018
Statements of Operations Data:
Total revenue	$1,571	$1,438	$133	9.2%
Cost of goods sold	639	565	74	13.1%	40.7%	39.3%
Gross profit	932	873	59	6.8%	59.3%	60.7%
Selling, general and administrative expenses	630	507	123	24.3%	40.1%	35.3%
Depreciation and amortization	63	51	12	23.5%	4.0%	3.5%
Impairment of long-lived assets	19	6	13	NM	1.2%	0.4%
Restructuring and other charges (1)	15	19	(4)	(21.1)%	1.0%	1.3%
Total operating expenses	727	583	144	24.7%	46.3%	40.5%
Income from operations	205	290	(85)	(29.3)%	13.0%	20.2%
Other income, net	(1)	(2)	1	(50.0)%	(0.1)%	(0.1)%
Interest expense, net	3	7	(4)	(57.1)%	0.2%	0.5%
Foreign currency (gain) loss	(2)	43	(45)	NM	(0.1)%	3.0%
Income before provision for income taxes	205	242	(37)	(15.3)%	13.0%	16.8%
(Benefit from) provision for income taxes	(4)	42	(46)	NM	(0.3)%	2.9%
Net income	209	200	9	4.5%
Less: Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	(1)	—	(1)	NM
Net income attributable to Capri	$210	$200	$10	5.0%
___________________
NM Not meaningful
(1)Restructuring and other charges includes store closure costs recorded in connection with the Retail Fleet Optimization Plan (as defined in Note 10) and other restructuring initiatives, and costs recorded in connection with the acquisitions of Gianni Versace S.r.l and Jimmy Choo Group Limited.
Total Revenue
Total revenue increased $133 million, or 9.2%, to $1.571 billion for the three months ended December 28, 2019, compared to $1.438 billion for the three months ended December 29, 2018, which included net unfavorable foreign currency effects of approximately $5 million, primarily related to the weakening of the Euro against the U.S. Dollar during the three months ended December 28, 2019 as compared to the same prior year period. On a constant currency basis, our total revenue increased $138 million, or 9.6%. Total revenue for the three months ended December 28, 2019 includes approximately $195 million of incremental revenue attributable to Versace, which was acquired and consolidated into our results of operations effective December 31, 2018, offset in part by lower revenue from our Michael Kors business, as compared to the prior year.
Gross Profit
Gross profit increased $59 million, or 6.8%, to $932 million for the three months ended December 28, 2019, compared to $873 million for the three months ended December 29, 2018, which included net unfavorable foreign currency effects of $3 million. Gross profit as a percentage of total revenue decreased 140 basis points to 59.3% during the three months ended December 28, 2019, compared to 60.7% during the three months ended December 29, 2018. The decrease in our gross profit margin was primarily attributable to lower gross profit margin for Michael Kors primarily driven by increased markdowns during the three months ended December 28, 2019, as compared to the three months ended December 29, 2018, partially offset by the inclusion of Versace, which benefited our gross margin 130 basis points.

Total Operating Expenses
Total operating expenses increased $144 million, or 24.7%, to $727 million during the three months ended December 28, 2019, compared to $583 million for the three months ended December 29, 2018, which included incremental operating expenses of $146 million associated with the recently acquired Versace business. Our operating expenses included a net favorable foreign currency impact of approximately $5 million. Total operating expenses increased to 46.3% as a percentage of total revenue for the three months ended December 28, 2019, compared to 40.5% for the three months ended December 29, 2018. The components that comprise total operating expenses are explained below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $123 million, or 24.3%, to $630 million during the three months ended December 28, 2019, compared to $507 million for the three months ended December 29, 2018. The increase in selling, general and administrative expenses was primarily due to incremental costs of $130 million associated with the recently acquired Versace business, which has been consolidated in our operations beginning on December 31, 2018.
Corporate unallocated expenses, which are included within selling, general and administrative expenses discussed above, but are not directly attributable to a reportable segment, increased $26 million, or 130.0%, to $46 million during the three months ended December 28, 2019 as compared to $20 million for the three months ended December 29, 2018, primarily attributable to the inclusion of ERP system implementation costs in the current year.
Selling, general, and administrative expenses as a percentage of total revenue increased to 40.1% for the three months ended December 28, 2019, compared to 35.3% for the three months ended December 29, 2018, primarily due to the inclusion of expenses associated with the Versace business, and increased retail store and e-commerce related costs as a percentage of total revenue during the three months ended December 28, 2019, as compared to the three months ended December 29, 2018.
Depreciation and Amortization
Depreciation and amortization increased $12 million, or 23.5%, to $63 million during the three months ended December 28, 2019, compared to $51 million for the three months ended December 29, 2018. The increase in depreciation and amortization expense was primarily attributable to incremental depreciation and amortization expense of $17 million attributable to our Versace business (including amortization of purchase accounting adjustments), partially offset by lower depreciation due to previously recorded property and equipment impairment charges. Depreciation and amortization increased to 4.0% as a percentage of total revenue during the three months ended December 28, 2019, compared to 3.5% for the three months ended December 29, 2018.
Impairment of Long-Lived Assets
During the three months ended December 28, 2019, we recognized long-lived asset impairment charges of $19 million, primarily related to property and equipment and operating lease right-of-use assets at our Michael Kors store locations (see Note 13 to the accompanying consolidated financial statements for additional information). During the three months ended December 29, 2018, we recognized long-lived asset impairment charges of approximately $6 million, which were primarily related to underperforming Michael Kors retail store locations, which related to closures as part of our Retail Fleet Optimization Plan.
Restructuring and Other Charges
During the three months ended December 28, 2019, we recognized restructuring and other charges of $15 million, which included other costs of $8 million primarily in connection with the acquisition of Versace (see Note 10 to the accompanying consolidated financial statements for additional information) and $5 million related to our Retail Fleet Optimization Plan.
During the three months ended December 29, 2018, we recognized restructuring and other charges of $19 million, which were comprised of $12 million of other costs and restructuring charges of $7 million primarily recorded in connection with our Retail Fleet Optimization Plan. The other costs recorded during the three months ended December 29, 2018 included $6 million related to our agreement to acquire Versace and $6 million in connection with the Jimmy Choo acquisition. Restructuring and other charges are not evaluated as part of our reportable segments’ results (See Segment Information above for additional information).

Income from Operations
As a result of the foregoing, income from operations decreased $85 million, or 29.3%, to $205 million during three months ended ended December 28, 2019, compared to $290 million for the three months ended December 29, 2018. Income from operations as a percentage of total revenue decreased to 13.0% during the three months ended December 28, 2019, compared to 20.2% for the three months ended December 29, 2018. See Segment Information above for a reconciliation of our segment operating income to total operating income.
Interest Expense, net
Interest expense, net decreased $4 million to $3 million during the three months ended December 28, 2019, compared to $7 million for the three months ended December 29, 2018, primarily due to a reduction to interest expense related to the cross-currency swap used in the net investment hedge during the three months ended December 28, 2019, as compared to the three months ended December 29, 2018, largely offset by increased interest expense attributable to higher average borrowings outstanding in the current year (see Note 11 and Note 14 to the accompanying consolidated financial statements for additional information).
Foreign Currency (Gain) Loss
During the three months ended December 28, 2019, we recognized a net foreign currency gain of $2 million, primarily attributable to the revaluation and settlement of certain of our accounts payable in currencies other than the functional currency, as well as the remeasurement of dollar-denominated intercompany loans with certain of our subsidiaries.
During the three months ended December 29, 2018, we recognized a net foreign currency loss of $43 million, primarily attributable to a $47 million unrealized loss related to a forward foreign currency exchange derivative contract entered into to mitigate foreign currency exchange risk relating to the Versace acquisition.
(Benefit from) Provision for Income Taxes
We recognized $4 million of income tax benefit during the three months ended December 28, 2019, compared to $42 million of income tax expense for the three months ended December 29, 2018. Our effective tax rate for the three months ended December 28, 2019, was a benefit of 2.0%, compared to a provision of 17.4% for the three months ended December 29, 2018. The decrease in our effective tax rate was primarily related to the favorable impact of recognizing benefits from the resolution of uncertain tax positions and return to provision adjustments in the United States and Europe, as well as the impact of the change in the geographic mix of earnings during the three months ended December 28, 2019, compared to three months ended December 29, 2018. These decreases were partially offset by the unfavorable impact of tax deficits recognized on shared-based compensation.
Our effective tax rate may fluctuate from time to time due to the effects of changes in U.S. state and local taxes and tax rates in foreign jurisdictions. In addition, factors such as the geographic mix of earnings, enacted tax legislation and the results of various global tax strategies, may also impact our effective tax rate in future periods.
Net Loss Attributable to Noncontrolling Interest and Redeemable Noncontrolling Interest
During the three months ended December 28, 2019, we recorded a net loss attributable to the noncontrolling interest in our joint ventures of $1 million. This loss represents the share of income that is not attributable to the Company.
Net Income Attributable to Capri
As a result of the foregoing, our net income increased $10 million, or 5.0%, to $210 million during the three months ended December 28, 2019, compared to $200 million for the three months ended December 29, 2018.

Segment Information
Versace

	Three Months Ended
(dollars in millions)	December 28, 2019	December 29, 2018	$ Change
Revenues	$195	$—	NM
Loss from operations	(12)	—	NM
Operating margin	(6.2)%	—%
___________________
NM Not meaningful
Revenues
The Versace business, acquired on December 31, 2018, contributed $195 million to our total revenue during the three months ended December 28, 2019.
Loss from Operations
During the three months ended December 28, 2019, we recorded a loss from operations of $12 million (after amortization of non-cash purchase accounting adjustments).
Jimmy Choo

	Three Months Ended			% Change
(dollars in millions)	December 28, 2019	December 29, 2018	$ Change	As Reported	Constant Currency
Revenues	$165	$162	$3	1.9%	1.9%
Income from operations	9	15	(6)	(40.0)%
Operating margin	5.5%	9.3%
Revenues
Revenue from Jimmy Choo increased $3 million, or 1.9%, to $165 million during the three months ended December 28, 2019, compared to $162 million for the three months ended December 29, 2018.
Income from Operations
Income from operations for our Jimmy Choo segment decreased $6 million, or 40.0%, to $9 million during the three months ended December 28, 2019, compared to $15 million for the three months ended December 29, 2018. Income from operations as a percentage of Jimmy Choo revenue declined 380 basis points from 9.3% for the three months ended December 29, 2018, to 5.5% during the three months ended December 28, 2019, primarily due to manufacturing benefits recognized in the prior year, as well as increased expenses in the current year related to investments in new stores.

Michael Kors

	Three Months Ended			% Change
(dollars in millions)	December 28, 2019	December 29, 2018	$ Change	As Reported	Constant Currency
Revenues	$1,211	$1,276	$(65)	(5.1)%	(4.7)%
Income from operations	288	320	(32)	(10.0)%
Operating margin	23.8%	25.1%
Revenues
Michael Kors revenues decreased $65 million, or 5.1%, to $1.211 billion during the three months ended December 28, 2019, compared to $1.276 billion for the three months ended December 29, 2018, which included unfavorable foreign currency effects of $5 million. On a constant currency basis, revenue decreased $60 million, or 4.7%. The decrease in revenues was primarily due to lower sales of women's accessories and watches and a decrease in comparable store sales of $17 million. This decrease was partially offset by higher sales of women's footwear, men's accessories, and women's apparel.
Our comparable store sales benefited approximately 180 basis points from the inclusion of e-commerce sales.
Income from Operations
Income from operations for our Michael Kors segment decreased $32 million, or 10.0%, to $288 million during the three months ended December 28, 2019, compared to $320 million for the three months ended December 29, 2018. Income from operations as a percentage of Michael Kors revenue declined 130 basis points from 25.1% for the three months ended December 29, 2018, to 23.8% during the three months ended December 28, 2019, largely due to a decrease in gross profit margin, as previously discussed, partially offset by lower retail operating expenses.

Results of Operations
Comparison of the nine months ended December 28, 2019 with the nine months ended December 29, 2018
The following table details the results of our operations for the nine months ended December 28, 2019 and December 29, 2018, and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Nine Months Ended		$ Change	% Change	% of Total Revenue for the Nine Months Ended
	December 28, 2019	December 29, 2018			December 28, 2019	December 29, 2018
Statements of Operations Data:
Total revenue	$4,359	$3,894	$465	11.9%
Cost of goods sold	1,719	1,507	212	14.1%	39.4%	38.7%
Gross profit	2,640	2,387	253	10.6%	60.6%	61.3%
Selling, general and administrative expenses	1,851	1,466	385	26.3%	42.5%	37.6%
Depreciation and amortization	188	160	28	17.5%	4.3%	4.1%
Impairment of long-lived assets	220	17	203	NM	5.0%	0.4%
Restructuring and other charges (1)	37	49	(12)	(24.5)%	0.8%	1.3%
Total operating expenses	2,296	1,692	604	35.7%	52.7%	43.5%
Income from operations	344	695	(351)	(50.5)%	7.9%	17.8%
Other income, net	(4)	(4)	—	—%	(0.1)%	(0.1)%
Interest expense, net	19	21	(2)	(9.5)%	0.4%	0.5%
Foreign currency loss	4	79	(75)	(94.9)%	0.1%	2.0%
Income before provision for income taxes	325	599	(274)	(45.7)%	7.5%	15.4%
(Benefit from) provision for income taxes	(2)	76	(78)	(102.6)%	—%	2.0%
Net income	327	523	(196)	(37.5)%
Less: Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	(1)	(1)	—	—
Net income attributable to Capri	$328	$524	$(196)	(37.4)%
___________________
NM Not meaningful
(1)Restructuring and other charges includes store closure costs recorded in connection with the Retail Fleet Optimization Plan (as defined in Note 10) and other restructuring initiatives, and costs recorded in connection with the acquisitions of Gianni Versace S.r.l and Jimmy Choo Group Limited.
Total Revenue
Total revenue increased $465 million, or 11.9%, to $4.359 billion for the nine months ended December 28, 2019, compared to $3.894 billion for the nine months ended December 29, 2018, which included net unfavorable foreign currency effects of approximately $41 million, primarily related to the weakening of the Euro, the Chinese Renminbi, the British Pound, and the Canadian Dollar against the U.S. Dollar during the nine months ended December 28, 2019 as compared to the same prior year period. On a constant currency basis, our total revenue increased $506 million, or 13.0%. Total revenue for the nine months ended December 28, 2019 includes approximately $630 million of incremental revenue attributable to Versace, which was acquired and consolidated into our results of operations effective December 31, 2018, offset in part by lower revenue from our Michael Kors business, as compared to the prior year.

Gross Profit
Gross profit increased $253 million, or 10.6%, to $2.640 billion for the nine months ended December 28, 2019, compared to $2.387 billion for the nine months ended December 29, 2018, which included net unfavorable foreign currency effects of $27 million. Gross profit as a percentage of total revenue decreased 70 basis points to 60.6% during the nine months ended December 28, 2019, compared to 61.3% during the nine months ended December 29, 2018. The decrease in our gross profit margin was primarily attributable to lower gross profit for Michael Kors primarily driven by increased markdowns during the nine months ended December 28, 2019, as compared to the nine months ended December 29, 2018, partially offset by the inclusion of Versace, which benefited our gross margin 100 basis points.
Total Operating Expenses
Total operating expenses increased $604 million, or 35.7%, to $2.296 billion during the nine months ended December 28, 2019, compared to $1.692 billion for the nine months ended December 29, 2018, which included incremental operating expenses of $427 million associated with the recently acquired Versace business. Our operating expenses included a net favorable foreign currency impact of approximately $37 million. Total operating expenses increased to 52.7% as a percentage of total revenue for the nine months ended December 28, 2019, compared to 43.5% for the nine months ended December 29, 2018. The components that comprise total operating expenses are explained below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increase $385 million, or 26.3%, to $1.851 billion during the nine months ended December 28, 2019, compared to $1.466 billion for the nine months ended December 29, 2018. The increase in selling, general and administrative expenses was primarily due to incremental costs of $381 million associated with the recently acquired Versace business, which has been consolidated in our operations beginning on December 31, 2018.
Corporate unallocated expenses, which are included within selling, general and administrative expenses discussed above, but are not directly attributable to a reportable segment, increased $49 million, or 75.4%, to $114 million during the nine months ended December 28, 2019 as compared to $65 million for the nine months ended December 29, 2018, primarily attributable to the inclusion of ERP system implementation costs in the current year.
Selling, general and administrative expenses as a percentage of total revenue increase to 42.5% during the nine months ended December 28, 2019, compared to 37.6% for the nine months ended December 29, 2018, primarily due to the inclusion of expenses associated with the Versace business and increased retail store and e-commerce related costs as a percentage of total revenue during the nine months ended December 28, 2019, as compared to the nine months ended December 29, 2018.
Depreciation and Amortization
Depreciation and amortization increased $28 million, or 17.5%, to $188 million during the nine months ended December 28, 2019, compared to $160 million for the nine months ended December 29, 2018. The increase in depreciation and amortization expense was primarily attributable to incremental depreciation and amortization expense of $46 million attributable to the Versace business (including amortization of purchase accounting adjustments), partially offset by lower depreciation due to previously recorded property and equipment impairment charges. Depreciation and amortization increased to 4.3% as a percentage of total revenue during the nine months ended December 28, 2019, compared to 4.1% for the nine months ended December 29, 2018.
Impairment of Long-Lived Assets
During the nine months ended December 28, 2019, we recognized long-lived asset impairment charges of $220 million, which primarily related to operating lease right-of-use assets as part of our quarterly impairment assessments (see Note 13 to the accompanying consolidated financial statements for additional information). During the nine months ended December 29, 2018, we recognized long-lived asset impairment charges of approximately $17 million, which were related to underperforming Michael Kors retail store locations, which related to closures as part of our Retail Fleet Optimization Plan.
Restructuring and Other Charges
During the nine months ended December 28, 2019, we recognized restructuring and other charges of $37 million, which included restructuring charges of $11 million, primarily related to Jimmy Choo lease-related charges and our Retail Fleet Optimization Plan, and other costs of $26 million. The other costs recorded during the nine months ended December 28, 2019 included $18 million related to the acquisition of Versace and $8 million in connection with the Jimmy Choo acquisition (see Note 10 to the accompanying consolidated financial statements for additional information).

During the nine months ended December 29, 2018, we recognized restructuring and other charges of $49 million, which were primarily comprised of $35 million of other costs and restructuring charges of $14 million primarily recorded in connection with our Retail Fleet Optimization Plan. The other costs recorded during the nine months ended December 29, 2018 included $20 million in connection with the Jimmy Choo acquisition and $15 million in connection with the acquisition of Versace. Restructuring and other charges are not evaluated as part of our reportable segments’ results (See Segment Information above for additional information).
Income from Operations
As a result of the foregoing, income from operations decreased $351 million or 50.5%, to $344 million during the nine months ended December 28, 2019, compared to $695 million for the nine months ended December 29, 2018. Income from operations as a percentage of total revenue decreased to 7.9% during the nine months ended December 28, 2019, compared to 17.8% for the nine months ended December 29, 2018 (see Segment Information above for a reconciliation of our segment operating income to total operating income).
Interest Expense,net
Interest expense, net decreased $2 million to $19 million during the nine months ended December 28, 2019, compared to $21 million for the nine months ended December 29, 2018, primarily due to a reduction to interest expense related to the cross-currency swap used in the net investment hedge during the nine months ended December 28, 2019, as compared to the nine months ended December 29, 2018, largely offset by increased interest expense attributable to higher average borrowings outstanding in the current year (see Note 11 and Note 14 to the accompanying consolidated financial statements for additional information).
Foreign Currency Loss
During the nine months ended December 28, 2019, we recognized a net foreign currency loss of $4 million, primarily attributable to the revaluation and settlement of certain of our accounts payable in currencies other than the functional currency, as well as the remeasurement of dollar-denominated intercompany loans with certain of our subsidiaries.
During the nine months ended December 29, 2018, we recognized a net foreign currency loss of $79 million, primarily attributable to a $77 million realized loss related to forward foreign currency exchange derivative contracts to hedge the transaction price of the Versace acquisition.
(Benefit from) Provision for Income Taxes
We recognized $2 million of income tax benefit during the nine months ended December 28, 2019, compared to $76 million of income tax expense for the nine months ended December 29, 2018. Our effective tax rate for the nine months ended December 28, 2019, was a benefit of 0.6%, compared to a provision of 12.7% for the nine months ended December 29, 2018. The decrease in our effective tax rate was primarily related to the favorable impact of recognizing benefits from the resolution of uncertain tax positions and return to provision adjustments in the United States and Europe, as well as the impact of the change in the geographic mix of earnings during the nine months ended December 28, 2019 compared to the nine months ended December 29, 2018. These decreases were partially offset by the unfavorable impact of tax deficits recognized on shared-based compensation.
Our effective tax rate may fluctuate from time to time due to the effects of changes in U.S. state and local taxes and tax rates in foreign jurisdictions. In addition, factors such as the geographic mix of earnings, enacted tax legislation and the results of various global tax strategies, may also impact our effective tax rate in future periods.
Net Loss Attributable to Noncontrolling Interest and Redeemable Noncontrolling Interest
During the nine months ended December 28, 2019 and December 29, 2018, we recorded a net loss attributable to the noncontrolling interest in our joint ventures in each period of $1 million. These losses represent the share of income that is not attributable to the Company.
Net Income Attributable to Capri
As a result of the foregoing, our net income decreased $196 million, or 37.4%, to $328 million during the nine months ended December 28, 2019, compared to $524 million for the nine months ended December 29, 2018.

Segment Information
Versace

	Nine Months Ended
(dollars in millions)	December 28, 2019	December 29, 2018	$ Change
Revenues	$630	$—	NM
Loss from operations	(6)	—	NM
Operating margin	(1.0)%	—%
___________________
NM Not meaningful
Revenues
The Versace business acquired on December 31, 2018 contributed $630 million to our total revenue during the nine months ended December 28, 2019.
Loss from Operations
During the nine months ended December 28, 2019, we recorded a loss from operations of $6 million (after amortization of non-cash purchase accounting adjustments).
Jimmy Choo

	Nine Months Ended			% Change
(dollars in millions)	December 28, 2019	December 29, 2018	$ Change	As Reported	Constant Currency
Revenues	$448	$451	$(3)	(0.7)%	0.9%
Income from operations	10	28	(18)	(64.3)%
Operating margin	2.2%	6.2%
Revenues
Revenue from Jimmy Choo decreased $3 million, or 0.7%, to $448 million during the nine months ended December 28, 2019, compared to $451 million for the nine months ended December 29, 2018, which included unfavorable foreign currency effects of $7 million. On a constant currency basis, revenue increased $4 million, or 0.9%.
Income from Operations
Income from operations for our Jimmy Choo segment decreased $18 million, or 64.3%, to $10 million during the nine months ended December 28, 2019, compared to $28 million for the nine months ended December 29, 2018. Income from operations as a percentage of Jimmy Choo revenue declined 400 basis points from 6.2% for the nine months ended December 29, 2018, to 2.2% during the nine months ended December 28, 2019, primarily due to an increase in operating expenses, including retail store expenses, advertising, marketing and corporate expenses, as well as investments in new stores.

Michael Kors

	Nine Months Ended			% Change
(dollars in millions)	December 28, 2019	December 29, 2018	$ Change	As Reported	Constant Currency
Revenues	$3,281	$3,443	$(162)	(4.7)%	(3.7)%
Income from operations	711	798	(87)	(10.9)%
Operating margin	21.7%	23.2%
Revenues
Michael Kors revenues decreased $162 million, or 4.7%, to $3.281 billion during the nine months ended December 28, 2019, compared to $3.443 billion for the nine months ended December 29, 2018, which included unfavorable foreign currency effects of $34 million. On a constant currency basis, revenue decreased $128 million, or 3.7%. The decrease in revenues was primarily due to lower sales of women’s accessories and watches and a decrease in comparable store sales of $32 million. This decrease was partially offset by higher sales of women's footwear, men's accessories and women's apparel.
Our comparable store sales benefited approximately 170 basis points from the inclusion of e-commerce sales.
Income from Operations

Income from operations for our Michael Kors segment decreased $87 million, or 10.9%, to $711 million during the nine months ended December 28, 2019, compared to $798 million for the nine months ended December 29, 2018. Income from operations as a percentage of Michael Kors revenue declined 150 basis points from 23.2% for the nine months ended December 29, 2018, to 21.7% during the nine months ended December 28, 2019, largely due to a decrease in gross profit margin, as previously discussed.

Liquidity and Capital Resources
Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, along with borrowings available under our credit facilities and available cash and cash equivalents. Our primary use of this liquidity is to fund our ongoing cash requirements, including working capital requirements, acquisitions, debt repayments, investment in information systems infrastructure, global retail store construction, expansion and renovation, distribution and corporate facilities, construction and renovation of shop-in-shops, share repurchases and other corporate activities. We believe that the cash generated from our operations, together with borrowings available under our revolving credit facility and available cash and cash equivalents, will be sufficient to meet our working capital needs for the next 12 months, including investments made and expenses incurred in connection with our store growth plans, shop-in-shop growth, investments in corporate and distribution facilities, continued systems development, e-commerce and marketing initiatives. We spent $164 million on capital expenditures during the nine months ended December 28, 2019.
The following table sets forth key indicators of our liquidity and capital resources (in millions):

	As of
	December 28, 2019	March 30, 2019
Balance Sheet Data:
Cash and cash equivalents	$237	$172
Working capital	$(524)	$187
Total assets	$8,325	$6,650
Short-term debt	$1,031	$630
Long-term debt	$1,085	$1,936

	Nine Months Ended
	December 28, 2019	December 29, 2018
Cash Flows Provided By (Used In):
Operating activities	$752	$776
Investing activities	(133)	(216)
Financing activities	(554)	1,472
Effect of exchange rate changes	—	(9)
Net increase in cash and cash equivalents and restricted cash (1)	$65	$2,023
_____________________________
(1)The prior year balance includes restricted cash placed in escrow in connection with the acquisition of Versace.
Cash Provided by Operating Activities
Net cash provided by operating activities decreased $24 million to $752 million during the nine months ended December 28, 2019, as compared to $776 million for the nine months ended December 29, 2018, as a result of a $44 million decrease in our net income after non-cash adjustments, partially offset by a $21 million net favorable change related to operating assets and liabilities.
Cash Used in Investing Activities
Net cash used in investing activities decreased $83 million to $133 million during the nine months ended December 28, 2019, as compared to $216 million during the nine months ended December 29, 2018, which was primarily attributable to a $77 million realized loss related to an undesignated derivative contract during the nine months ended December 29, 2018. The decrease also included $32 million related to the settlement of a net investment hedge during the nine months ended December 28, 2019, partially offset by higher capital expenditures of $29 million compared to prior year.
Cash (Used in) Provided by Financing Activities
Net cash used in financing activities was $554 million during the nine months ended December 28, 2019, compared to net cash provided by financing activities of $1.472 billion during the nine months ended December 29, 2018. The increase of cash used in financing activities of $2.026 billion was primarily attributable to decreased debt borrowings of $2.123 billion, net of debt repayments, partially offset by a $105 million decrease in cash payments to repurchase our ordinary shares compared to prior year.

Debt Obligations
The following table presents a summary of our borrowing capacity and amounts outstanding as of December 28, 2019 and March 30, 2019 (dollars in millions):

	As of
	December 28, 2019	March 30, 2019
Senior Unsecured Revolving Credit Facility:
Revolving Credit Facility (excluding up to a $500 million accordion feature) (1)
Total Availability	$1,000	$1,000
Borrowings outstanding (2)	503	539
Letter of credit outstanding	16	17
Remaining availability	$481	$444

Term Loan Facility ($1.6 billion)
Borrowings Outstanding, net of debt issuance costs (3)	$1,119	$1,570
Remaining availability	$—	$—

4.000% Senior Notes
Borrowings Outstanding, net of debt issuance costs and discount amortization (3)	$446	$445

Other Borrowings (3)	$3	$1

Hong Kong Uncommitted Credit Facility:
Total availability (100 million Hong Kong Dollars)	$13	$13
Borrowings outstanding	—	—
Bank guarantees outstanding (12 million Hong Kong Dollars)	1	2
Remaining availability	$12	$11

China Uncommitted Credit Facility:
Borrowings outstanding	$—	$—
Total and remaining availability (100 million Chinese Yuan)	$14	$14

Japan Credit Facility:
Borrowings outstanding	$—	$—
Total and remaining availability (1.0 billion Japanese Yen)	$9	$9

Versace Uncommitted Credit Facility:
Total availability (20 million Euro)	$22	$22
Borrowings outstanding (10 million Euro) (2)	16	11
Remaining availability	$6	$11

Versace Uncommitted Credit Facilities:
Total availability (32 million Euro)	$36	$—
Borrowings outstanding (26 million Euro) (2)	29	—
Remaining availability	$7	$—

Total borrowings outstanding (1)	$2,116	$2,566
Total remaining availability	$529	$489

_____________________________
(1)The 2018 Credit Facility contains customary events of default and requires us to maintain a leverage ratio at the end of each fiscal quarter of no greater than 3.75 to 1, calculated as the ratio of the sum of total indebtedness as of the date of the measurement plus 6.0 times the consolidated rent expense for the last four consecutive fiscal quarters, to Consolidated EBITDAR for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined as consolidated net income plus income tax expense, net interest expense, depreciation and amortization expense, consolidated rent expense and other non-cash charges, subject to certain deductions. The 2018 Credit Facility also includes other customary covenants that limit additional indebtedness, guarantees, liens, acquisitions and other investments and cash dividends. As of December 28, 2019 and March 30, 2019, we were in compliance with all covenants related to our agreements then in effect governing our debt.
(2)Recorded as short-term debt in our consolidated balance sheets as of December 28, 2019 and March 30, 2019.
(3)Recorded as long-term debt in our consolidated balance sheets as of December 28, 2019 and March 30, 2019, except for the current portion of $483 million and $80 million, respectively, outstanding under the 2018 Term Loan Facility, which was recorded within short-term debt at December 28, 2019 and March 30, 2019.
We believe that our 2018 Credit Facility is adequately diversified with no undue concentration in any one financial institution. As of December 28, 2019, there were 18 financial institutions participating in the facility, with none maintaining a maximum commitment percentage in excess of 10%. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the 2018 Credit Facility.
See Note 11 in the accompanying financial statements and Note 11 in our Fiscal 2019 Annual Report on Form 10-K for detailed information relating to our credit facilities and debt obligations.
Share Repurchase Program
The following table presents our treasury share repurchases during the nine months ended December 28, 2019 and December 29, 2018 (dollars in millions):

	Nine Months Ended
	December 28, 2019	December 29, 2018
Cost of shares repurchased under share repurchase program	$100	$200	(1)
Fair value of shares withheld to cover tax obligations for vested restricted share awards	2	7
Total cost of treasury shares repurchased	$102	$207

Shares repurchased under share repurchase program	2,711,807	3,718,237
Shares withheld to cover tax withholding obligations	63,958	107,712
	2,775,765	3,825,949
_____________________________
(1)The share-repurchase program expired on May 25, 2019.
On August 1, 2019, our Board of Directors authorized a new $500 million share repurchase program, which expires August 1, 2021. As of December 28, 2019, the remaining availability under the Company's share repurchase program was $400 million. Share repurchases may be made in open market or privately negotiated transactions, subject to market conditions, applicable legal requirements, trading restrictions under our insider trading policy, and other relevant factors. This program may be suspended or discontinued at any time.
See Note 15 to the accompanying consolidated financial statements for additional information.
Contractual Obligations and Commercial Commitments
Please refer to the “Contractual Obligations and Commercial Commitments” disclosure within the “Liquidity and Capital Resources” section of our Fiscal 2019 Form 10-K for a detailed disclosure of our other contractual obligations and commitments as of March 30, 2019, as well as Note 4 to the accompanying consolidated financial statements for future lease obligations as of December 28, 2019.

Off-Balance Sheet Arrangements
We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. Our off-balance sheet commitments relating to our outstanding letters of credit were $23 million at December 28, 2019, including $6 million in letters of credit issued outside of the 2018 Credit Facility. In addition, as of December 28, 2019, bank guarantees of approximately $19 million were supported by the Versace Credit Facility. We do not have any other off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.
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
We perform a sensitivity analysis on our forward currency contracts, both designated and not designated as hedges for accounting purposes, to determine the effects of fluctuations in foreign currency exchange rates. For this sensitivity analysis, we assume a hypothetical change in U.S. Dollar against foreign exchange rates. Based on all foreign currency exchange contracts outstanding as of December 28, 2019, a 10% appreciation or devaluation of the U.S. Dollar compared to the level of foreign currency exchange rates for currencies under contract as of December 28, 2019, would result in a net increase and decrease, respectively, of approximately $17 million in the fair value of these contracts.
Net Investment Hedges
We are exposed to adverse foreign currency exchange rate movements related to interest from our net investment hedges. As of December 28, 2019, the net investment hedges have aggregate notional amounts of $3.190 billion to hedge our net investments in Euro-denominated subsidiaries, and $44 million to hedge our net investments in Japanese Yen-denominated subsidiaries against future volatility in the exchange rates between the U.S. Dollar and these currencies. Under the terms of these contracts, which mature between January 2022 and June 2026, we will exchange the semi-annual fixed rate payments made under our Senior Notes for fixed rate payments of 0% to 1.674% in Euros and 0.89% in Japanese Yen. Based on all net investment hedges outstanding as of December 28, 2019, a 10% appreciation or devaluation of the U.S. Dollar compared to the level of foreign currency exchange rates under contract as of December 28, 2019, would result in a potential net cash increase or decrease upon settlement of approximately $329 million in the fair value of these contracts, which have staggered maturities of 3 to 7 years.

Interest Rate Risk
We are exposed to interest rate risk in relation to borrowings outstanding under our 2018 Term Loan Facility, our 2018 Credit Facility, our Hong Kong Credit Facility, our Japan Credit Facility and our Versace Credit Facility. Our 2018 Term Loan Facility carries interest at a rate that is based on LIBOR. Our 2018 Credit Facility carries interest rates that are tied to LIBOR and the prime rate, among other institutional lending rates (depending on the particular origination of borrowing), as further described in Note 11 to the accompanying consolidated financial statements. Our Hong Kong Credit Facility carries interest at a rate that is tied to the Hong Kong Interbank Offered Rate. Our China Credit Facility carries interest at a rate that is tied to the People’s Bank of China’s Benchmark lending rate. Our Japan Credit Facility carries interest at a rate posted by the Mitsubishi UFJ Financial Group. Our Versace Credit Facility carries interest at a rate set by the bank on the date of borrowing that is tied to the European Central Bank. Therefore, our statements of operations and comprehensive income and cash flows are exposed to changes in those interest rates. At December 28, 2019, we had $503 million in short-term borrowings outstanding under our 2018 Credit Facility and $1.119 billion, net of debt issuance costs, outstanding under our 2018 Term Loan Facility and $45 million outstanding under our Versace Credit Facilities. At March 30, 2019, we had $539 million in short-term borrowings outstanding under our 2018 Credit Facility, $1.570 billion, net of debt issuance costs, outstanding under our 2018 Term Loan Facility and $11 million outstanding under our Versace Credit Facility. These balances are not indicative of future balances that may be outstanding under our revolving credit facilities that may be subject to fluctuations in interest rates. Any increases in the applicable interest rate(s) would cause an increase to the interest expense relative to any outstanding balance at that date.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) as of December 28, 2019. This evaluation was performed based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), the 2013 Framework. Based on this assessment, our CEO and CFO concluded that our disclosure controls and procedures as of December 28, 2019 are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
In the first quarter of Fiscal 2020, we implemented additional internal controls in connection with our adoption of ASU 2016-02, Leases (Topic 842), none of which materially affected our internal control over financial reporting. There were no other changes in our internal control over financial reporting during the nine months ended December 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are involved in various routine legal proceedings incident to the ordinary course of our business. We believe that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on our business, results of operations and financial condition.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 30, 2019, as amended and supplemented by the risk factor set forth below, which could materially and adversely affect our business, financial condition or future results. These risks are not the only risks that we face. Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.
The following is an amended and restated version of a Risk Factor included in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended March 30, 2019:
We face risks associated with operating globally and our strategy to continue to expand internationally.

We operate on a global basis, with approximately 48% of our total revenue from operations outside of the U.S. as of the end of the third quarter of Fiscal 2020. As a result, we are subject to the risks of doing business internationally, including:

•political or civil unrest, including protests and other civil disruption, such as the continuing business disruption in Hong Kong, which has negatively affected our business and is expected to continue to cause disruptions to our business for the foreseeable future;
•unforeseen public health crises, such as pandemic and epidemic diseases, including the recent outbreak of coronavirus in China which could result in closed offices, retail stores and factories, reduced workforces, scarcity of raw materials, embargoing of goods produced in areas infected by the virus, and reduced consumer traffic and spending within China and outside of China if the virus continues to spread, and could materially adversely affect our business and financial condition;
•economic instability and unsettled regional and global conflicts, which may negatively affect consumer spending by foreign tourists and local consumers in the various regions where we operate;
•laws, regulations and policies of foreign governments;
•potential negative consequences from changes in taxation policies;
•natural disasters or other extreme weather events, including those attributed to climate change; and
•acts of terrorism, military actions or other conditions over which we have no control.

In addition, on June 23, 2016, voters in the United Kingdom (“U.K.”) approved an advisory referendum to withdraw from the European Union (“Brexit”). On March 29, 2017, the U.K. triggered Article 50 of the Lisbon Treaty formally starting negotiations with the EU. The U.K. formally left the EU on January 31, 2020. There is an agreement in principle to transitional provisions under which EU law would remain in force in the U.K. until the end of December 2020, but this remains subject to the successful conclusion of a final withdrawal agreement between the parties. Although the terms of the U.K.’s future relationship with the EU are still unknown, it is possible that there will be increased regulatory and legal complexities, including potentially divergent national laws and regulations between the U.K. and EU. Brexit may also cause disruption and create uncertainty surrounding our business, including affecting our relationship with our existing and future customers, suppliers and employees and resulting in increased cost by way of new or elevated customs duties or financial implications from operational challenges.

Finally, if our international expansion plans are unsuccessful, it could have a material adverse effect on our business, results of operations and financial condition. We sell our products at varying retail price points based on geographic location that yield different gross profit margins and we achieve different operating profit margins, depending on geographic region, due to a variety of factors including product mix, store size, occupancy costs, labor costs and retail pricing. Changes in any one or more of these factors could result in lower revenues, increased costs, and negatively impact our business, results of operations and financial condition. There are also some countries where we do not yet have significant operating experience, and in most of these countries we face established competitors with significantly more operating experience in those locations. Furthermore, consumer demand and behavior, as well as tastes and purchasing trends may differ in these countries and, as a result, sales of our product may not be successful, or the margins on those sales may not be in line with those we currently anticipate.

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
The following table provides information of the Company’s ordinary shares repurchased during the three months ended December 28, 2019:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximated Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
September 29 – October 26	—	$—	—	$500
October 27 – November 23	958,783	$36.53	958,048	$465
November 24 – December 28	1,753,759	$37.06	1,753,759	$400
	2,712,542		2,711,807

ITEM 6. EXHIBITS
a. Exhibits
Please refer to the accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 5, 2020.

CAPRI HOLDINGS LIMITED

By:	/s/ John D. Idol
Name:	John D. Idol
Title:	Chairman & Chief Executive Officer

By:	/s/ Thomas J. Edwards, Jr.
Name:	Thomas J. Edwards, Jr.
Title:	Executive Vice President, Chief Financial Officer and Chief Operating Officer

INDEX TO EXHIBITS

Exhibit No.	Description

10.1
Capri Holdings Limited Deferred Compensation Plan (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35368), filed on November 14, 2019 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended December 28, 2019, formatted in Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.