Form 10-K
period 2020-03-28
Capri Holdings Ltd
filed 2020-07-08
CIK 1530721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 28, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-35368

(Exact Name of Registrant as Specified in Its Charter)

CAPRI HOLDINGS LTD

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
The aggregate market value of the registrant’s voting and non-voting ordinary shares held by non-affiliates of the registrant was $4,791,368,573 as of September 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter based on the closing price of the ordinary shares on the New York Stock Exchange.
As of July 1, 2020, Capri Holdings Limited had 150,184,409 ordinary shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive Proxy Statement, which will be filed in July 2020, for the 2020 Annual Meeting of the Shareholders.

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including documents incorporated herein by reference, contains statements which are, or may be deemed to be, “forward-looking statements.” Forward-looking statements are prospective in nature and are not based on historical facts, but rather on current expectations and projections of the management of Capri Holdings Limited (the “Company”) about future events. All statements other than statements of historical facts included in this Annual Report on Form 10-K, including documents incorporated herein by reference, may be forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “plans”, “believes”, “expects”, “intends”, “will”, “should”, “could”, “would”, “may”, “anticipates”, “might” or similar words or phrases, are forward-looking statements. These forward-looking statements are not guarantees of future financial performance. Such forward-looking statements involve known and unknown risks and uncertainties that could significantly affect expected results and are based on certain key assumptions, which could cause actual results to differ materially from those projected or implied in any forward-looking statements. These risks, uncertainties and other factors include the effect of the COVID-19 pandemic and its potential material and significant impact on the Company’s future financial and operational results if retail stores remain closed and the pandemic is prolonged, including that our estimates could materially differ if the severity of the COVID-19 situation worsens, the length and severity of such outbreak across the globe and the pace of recovery following the COVID-19 pandemic, levels of cash flow and future availability of credit, compliance with restrictive covenants under the Company’s credit agreement, the Company’s ability to integrate successfully and to achieve anticipated benefits of any acquisition; the risk of disruptions to the Company’s businesses; the negative effects of events on the market price of the Company’s ordinary shares and its operating results; significant transaction costs; unknown liabilities; the risk of litigation and/or regulatory actions related to the Company’s businesses; fluctuations in demand for the Company’s products; levels of indebtedness (including the indebtedness incurred in connection with acquisitions); the timing and scope of future share buybacks, which may be made in open market or privately negotiated transactions, and are subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors, and which share repurchases may be suspended or discontinued at any time, the level of other investing activities and uses of cash; changes in consumer traffic and retail trends; loss of market share and industry competition; fluctuations in the capital markets; fluctuations in interest and exchange rates; the occurrence of unforeseen epidemics and pandemics, disasters or catastrophes; political or economic instability in principal markets; adverse outcomes in litigation; and general, local and global economic, political, business and market conditions, as well as those risks set forth in the Company’s filings with the U.S. Securities and Exchange Commission (the “SEC”), including in this Annual Report on Form 10-K, particularly under “Item 1A. Risk Factors” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company disclaims any obligation to update or revise any forward-looking statements contained herein other than in accordance with legal and regulatory obligations.
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
Our Brands
Versace
The Versace brand has long been recognized as one of the world’s leading international fashion design houses and is synonymous with Italian glamour and style. Founded over 40 years ago in Milan, Italy, Versace is known for its iconic and unmistakable style and unparalleled craftsmanship. Over the past several decades, Versace has grown globally from its roots in haute couture, expanding into the design, manufacturing, distribution and retailing of ready-to-wear, accessories, footwear and home furnishings businesses. Versace distributes its products through a worldwide distribution network which includes boutiques in some of the world’s most glamorous cities. In addition, certain categories, such as jeans, fragrances, watches and eyewear are produced under licensing agreements.
Jimmy Choo
The Jimmy Choo brand, founded over 20 years ago, enjoys a leading position in the luxury footwear market and an expanding presence in the luxury accessories space. Since its inception in 1996, Jimmy Choo has offered a distinctive, glamorous and fashion-forward product range, enabling it to develop into a leading global luxury accessories brand, whose core product offering of women’s luxury shoes is complemented by accessories, including handbags, small leather goods, scarves and belts, as well as a men’s luxury shoe and an accessory business. In addition, certain categories, such as fragrances and eyewear are produced under licensing agreements.
Michael Kors
The Michael Kors brand was launched almost 40 years ago by Michael Kors, whose vision has taken it from its beginnings as an American luxury sportswear house to a global accessories, footwear and apparel company with a presence in over 100 countries through company-operated retail stores and e-commerce sites, leading department stores, specialty stores and select licensing partners. Michael Kors offers three primary collections: the Michael Kors Collection luxury line, the MICHAEL Michael Kors accessible luxury line and the Michael Kors Mens line. The Michael Kors Collection establishes the aesthetic authority of the entire brand and is carried in many of our Michael Kors retail stores, our Michael Kors e-commerce sites, as well as in the finest luxury department stores in the world. Our accessible luxury line MICHAEL Michael Kors has a strong focus on accessories, in addition to offering footwear and apparel and is carried in all of our Michael Kors lifestyle stores, as well as leading department stores throughout the world. We also continue to develop our Michael Kors Mens business in recognition of the significant opportunity afforded by our Michael Kors brand’s established fashion authority. In addition, certain categories, such as watches, jewelry, fragrances and eyewear are produced under product and geographic licensing arrangements.

Our Segments
We operate in three reportable segments, which are as follows:
•Versace — accounted for approximately 15% of our total revenue in Fiscal 2020 and includes worldwide sales of Versace products through 206 retail stores (including concessions) and e-commerce sites, through 824 wholesale doors (including multi-brand stores), as well as through product and geographic licensing arrangements.
•Jimmy Choo — accounted for approximately 10% of our total revenue in Fiscal 2020 and includes worldwide sales of Jimmy Choo products through 226 retail stores (including concessions) and e-commerce sites, through 554 wholesale doors, as well as through product and geographic licensing arrangements.
•Michael Kors — accounted for approximately 75% of our total revenue in Fiscal 2020 and includes worldwide sales of Michael Kors products through 839 retail stores (including concessions) and e-commerce sites, through 2,982 wholesale doors, as well as through product and geographic licensing arrangements.
In addition to these reportable segments, we have certain corporate costs that are not directly attributable to our brands and, therefore, are not allocated to segments. Such costs primarily include certain administrative, corporate occupancy and information systems expenses, including Enterprise Resource Planning (“ERP”) system implementation costs. In addition, certain other costs are not allocated to segments, including restructuring and other charges (including transition costs related to our recent acquisitions), impairment costs and COVID-19 related charges. The segment structure is consistent with how our chief operating decision maker plans and allocates resources, manages the business and assesses performance. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. For additional financial information regarding our segments and corporate unallocated expenses, see Segment Information note in the accompanying consolidated financial statements.
Industry
We operate in the global personal luxury goods industry. The personal luxury goods market grew at a 5% rate over the past 20 years, with more recent growth driven by stronger Chinese demand from both international and local consumers and demographic and socioeconomic shifts resulting in younger consumers purchasing more luxury goods. The personal luxury goods market grew approximately 7% in 2019 despite growing geopolitical tensions, such as trade tensions between the United States and China, Brexit and protests in Hong Kong. Growth in 2020 is expected to be impacted by the COVID-19 outbreak and subsequent global recovery. According to forecasts by Bain-Altagamma, the personal luxury goods market is expected to contract between 20% and 35% in 2020. Bain-Altagamma forecasted a 10% growth rate from 2020 to 2025. Accessories remains the largest and fastest growing personal luxury goods category, driven by leather goods and footwear. Over the past several years, direct-to-consumer has been the fastest-growing channel, largely driven by the rapid and accelerating growth of the e-commerce channel, which is expected to represent 30% of personal luxury goods sales by 2025. Consumer shopping preferences have continued to shift from physical stores to on-line shopping. As the overall retail environment becomes increasingly omni-channel, with point of sales evolving into point of touch, we believe that increased customer engagement and tailoring merchandise to customer shopping and communication preferences are the key ingredients to growing market share. We believe that our innovative and luxurious product offerings and customer engagement initiatives across all three brands position us to capitalize on the continued growth of the luxury accessories and footwear product categories, as they are among our primary product categories of focus, as well as to grow our sales in our other product categories, such as ready-to-wear where we now have a broader presence across both women’s and men’s offerings.
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

The following table details our revenue by segment and geographic location (in millions):

	Fiscal Years Ended
	March 28, 2020	March 30, 2019	March 31, 2018
Versace revenue - the Americas	$186	$22	$—
Versace revenue - EMEA	420	66	—
Versace revenue - Asia	237	49	—
Total Versace	843	137	—
Jimmy Choo revenue - the Americas	107	96	37
Jimmy Choo revenue - EMEA	282	321	123
Jimmy Choo revenue - Asia	166	173	63
Total Jimmy Choo	555	590	223
Michael Kors revenue - the Americas	2,822	3,064	2,996
Michael Kors revenue - EMEA	821	892	970
Michael Kors revenue - Asia	510	555	530
Total Michael Kors	4,153	4,511	4,496

Total revenue - the Americas	3,115	3,182	3,033
Total revenue - EMEA	1,523	1,279	1,093
Total revenue - Asia	913	777	593
Total revenue	$5,551	$5,238	$4,719

Competitive Strengths
We believe that the following strengths differentiate us from our competitors:
Global Fashion Luxury Group Led by a World-Class Management Team and Renowned Designers. We are a global fashion luxury group, consisting of three iconic brands defined by fashion luxury products with a reputation for world-class design and innovation. The design leadership of our founder-designers Donatella Versace, Sandra Choi and Michael Kors is a unique advantage that we possess. Our founder-led design teams are supported by our senior management team with extensive experience across a broad range of disciplines in the retail industry, including design, sales, marketing, public relations, merchandising, real estate, supply chain and finance. With an average of 25 years of experience in the retail industry, including at a number of public companies, and an average of 14 years experience with our brands, our senior management team has strong creative and operational experience and a successful track record.
For over 20 years, Donatella Versace has been the artistic director, molding Versace’s iconic style. A true visionary with an intuition for how to blend fashion, design and culture, Donatella continues to honor the rich and storied Versace heritage founded in 1978, while constantly evolving and adapting the luxury house to ensure the brand’s continued relevance. Donatella’s most recent collections for Versace are a testament to her unique design vision and are equal parts bold and refined, evoking both a rock and roll spirit as well as runway glamour. Versace designs have been worn by the world’s most famous celebrities and most sought-after super models.
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

The Michael Kors brand was launched almost 40 years ago by Michael Kors, a world-renowned designer, who is responsible for conceptualizing and directing the design of our Michael Kors brand products. We believe that the Michael Kors brand name has become synonymous with luxurious fashion that is timeless and elegant, expressed through the brand’s sophisticated accessories and ready-to-wear collections. Each of our Michael Kors brand collections exemplifies the jet-set lifestyle and features high quality designs, materials and craftsmanship. Michael Kors has received a number of awards, which recognize the contribution he and his team have made to the fashion industry and our Company. Some of the most widely recognized global trendsetters and celebrities wear our Michael Kors brand collections.
Expertise in the Accessories and Footwear Product Categories. We have strong group expertise in accessories and footwear. The strength of our Michael Kors luxury collection and our accessible luxury MICHAEL Michael Kors line have allowed us to expand our brand awareness and position Michael Kors as one of the leading global luxury brands in the accessories product categories. Capitalizing on the success of our accessories product category, we continue to further develop the accessories businesses for Jimmy Choo and Versace, bringing our accessories expertise, including our product category knowledge, our merchandising best practices and our substantial group buying power to these brands. Our goal is to increase Versace’s accessories and footwear penetration from less than 35% of revenues in Fiscal 2020 to 60% of Versace’s revenues over time, and to increase Jimmy Choo's accessories penetration from less than 20% of revenues in Fiscal 2020 to 50% of Jimmy Choo’s revenues over time.
Exceptional Retail Store Footprint. Versace operates in three primary retail formats: boutiques, outlet and e-commerce. We operated 206 Versace retail stores as of March 28, 2020, in some of the most fashionable cities and the most sought-after shopping destinations around the world. Versace’s products are distributed worldwide through a global network of highly specialized stores, which average approximately 1,700 square feet. In addition, we operate Versace e-commerce sites in the U.S., certain parts of Europe and China.
We operated 226 Jimmy Choo stores as of March 28, 2020, with approximately 85% of stores represented by the brand’s new global retail store format, which has been progressively rolled out around the world during the past several years. Jimmy Choo retail stores, comprised of full-price stores and outlets, average approximately 1,300 square feet. In addition, we operate Jimmy Choo e-commerce sites in the U.S., certain parts of Europe and Japan, and launched a localized site in China during Fiscal 2020. Omni-channel developments continued during Fiscal 2020 with the successful roll out of in-store ordering at concessions across Europe and Japan.
We operated 839 Michael Kors stores as of March 28, 2020 with four primary retail store formats: collection stores, lifestyle stores, outlet stores and e-commerce sites. Michael Kors collection stores are located in some of the world’s most prestigious shopping areas and average approximately 2,900 square feet in size. The Michael Kors lifestyle stores are located in some of the world’s most frequented metropolitan shopping locations and leading regional shopping centers, and average approximately 2,800 square feet in size. We also extend our reach to additional consumer groups through our outlet stores, which average approximately 4,300 square feet in size. In addition, we also operate Michael Kors e-commerce sites in the U.S., Canada, certain parts of Europe, China, Japan and South Korea.
World-class Omni and CRM capabilities. We have omni-channel capabilities from best-in-class digital platforms to state-of-the-art distribution facilities globally, which we leverage across businesses. As part of our plan to continue to implement omni-channel capabilities throughout our businesses, we have begun leveraging our world class distribution centers, including in Venlo, Netherlands and Teterboro, New Jersey, to serve all three brands.
Strong Relationships with Premier Department Stores. We partner with leading wholesale customers, such as Macy's, Saks Fifth Avenue, Bloomingdale’s and Holt Renfrew in North America, as well as Harrods, Harvey Nichols, Printemps, Selfridges and Galeries Lafayette in Europe. These relationships enable us to access large numbers of our key consumers in a targeted manner. Our “shop-in-shops” have specially trained staff, as well as customized fixtures, wall casings, decorative items, and flooring, and provide department store consumers with a more personalized shopping experience than traditional retail department store configurations. We have engaged with our wholesale customers on various initiatives and have continued to enter into innovative supply chain partnerships designed to increase the speed at which our luxury fashion products reach the ultimate consumer. We plan to increase Versace’s and Jimmy Choo’s presence in luxury department stores and for Michael Kors, we have continued to strategically reduce shipments with the intent to drive more full-price sell throughs in the wholesale channel.

Business Strategy
Our goal is to continue to create long-term shareholder value by increasing our revenue and profits and strengthening our global brands. We also believe that sound environmental and social policies are both ethically correct and fiscally responsible. To that end, we are committed to improving the way we work in order to better the world in which we live. We plan to achieve our business strategy by focusing on the following strategic initiatives:
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
Continue to increase our presence in Asia. We plan to continue to diversify our group’s global footprint with an emphasis on the Asia market, where we believe each of our three brands continue to have the potential to significantly grow market share in the region.
Integrate Versace and continue to build on the brand’s luxury image. We plan to grow the Versace business to $2 billion in revenues over time. There are five strategic initiatives that we will focus on to achieve this goal. First, we plan to build on Versace’s luxury runway momentum. Second, we will enhance Versace’s powerful and iconic communications messaging. Third, we plan to increase Versace’s global footprint from 206 stores to 300 retail stores. Fourth, we will accelerate Versace’s e-commerce development to create a full omni-channel experience. Finally, we plan to leverage our group’s expertise to expand Versace’s women’s and men’s accessories and footwear businesses from less than 35% of revenues to a target of 60% of the brand's revenues over time, while maintaining Versace’s authoritative presence in women’s and men’s ready-to-wear.
Continue to execute on our strategies to grow the Jimmy Choo brand. We plan to continue to implement our growth strategies for Jimmy Choo, with a goal of reaching $1 billion in revenues over time. Since the acquisition, we have grown Jimmy Choo’s retail store base from 150 stores to over 200 stores and are targeting to expand the Jimmy Choo retail footprint to 300 stores globally, with an emphasis on growth in Asia. Maintaining our leadership in footwear for Jimmy Choo remains a top priority, and we plan to accelerate footwear growth by continuing to expand the strategic fashion active category. In addition, we plan to continue increasing our presence in the accessories product category by expanding the breadth of new collection offerings, focusing on visual merchandising and increased marketing, with a goal of growing the accessories business to 50% of Jimmy Choo's revenues. Our marketing campaign, featuring Jimmy Choo’s first global brand ambassador, model Kaia Gerber, aims to attract a younger customer, while simultaneously highlighting our new active footwear and accessories products, in addition to continuing to showcase our core luxury women’s fashion footwear.
Continue to leverage the strength of our Michael Kors brand, which remains the foundation for our fashion luxury group. Our goal is to position Michael Kors to become a stronger and more profitable brand. Our focus on product innovation has greatly improved newness across all product categories for our Michael Kors brand. In accessories, we continue to introduce new product groups, as well as unique design, style, and craftsmanship. In footwear, we plan to grow our fashion active product offerings and continue fashion innovation. In women’s apparel, our KORS style head-to-toe dressing remains our key focus, along with our strategic dress and outerwear categories. We will continue to increase product offerings within menswear, including our new men's footwear collection. We also plan to continue to focus on brand engagement, capitalizing on Michael Kors’ leading red carpet and social media presence. Our strategy to enhance customer experience by expanding our omni-channel capabilities also remains a key priority.
Execute on our corporate social responsibility strategy. Our corporate social responsibility strategy is divided into three areas: (i) Our World: focused on actions across our operations and supply chain, meant to significantly reduce our environmental impact; (ii) Our Community: fostering a supportive, healthy, diverse and inclusive workplace for all of our employees; and (iii) Our Philanthropy: connecting the talents, energy and success of each of our brands to those in need around the world. We have set targets to be 100% carbon neutral in our direct operations and to source 100% of energy for our owned and operated facilities from renewable sources by 2025. Building on our net zero carbon emissions commitment, and in an effort to deliver on the goals of the Paris Agreement, we will also commit to set emissions reduction targets across our operations and supply chain with the Science Based Targets initiative by 2021. We have additionally committed to, and have already been working towards, a number of important initiatives, including:

•All plastic in packaging to be recyclable, compostable, recycled or reusable by 2025
•100% of point-of-sale packaging materials to be recyclable or sustainably sourced by 2025
•Partnering with key suppliers to reduce water use
•Traceability of our supply chain
•Sourcing at least 95% of our leather from certified tanneries by 2025
•Furthering diversity and inclusion within the organization, including through our new Global D&I Council
•Supply chain empowerment programs focused on human rights and fair wages to be implemented in line with the United Nations Framework for Corporate Action on Workplace Women’s Health and Empowerment by 2025
Collections and Products
Our total revenue by major product category is as follows (in millions):

	Fiscal Years Ended
	March 28, 2020	% of Total	March 30, 2019	% of Total	March 31, 2018	% of Total
Accessories	$2,933	52.8%	$3,139	59.9%	$3,057	64.8%
Footwear	1,100	19.8%	1,023	19.5%	657	13.9%
Apparel	1,069	19.3%	698	13.3%	605	12.8%
Licensed product	222	4.0%	218	4.2%	250	5.3%
Licensing revenue	201	3.6%	156	3.0%	150	3.2%
Other	26	0.5%	4	0.1%	—	—%
Total revenue	$5,551		$5,238		$4,719
Versace
Versace is one of the leading international fashion design houses and a symbol of Italian luxury worldwide, which has developed its expertise in haute couture to include ready-to-wear, accessories, footwear and home furnishings. Generally, Versace’s haute couture retails up to $100,000, ready-to-wear retails from $250 to $4,000, accessories retail from $100 to $3,500, and footwear retails from $225 to $2,500.
Certain product categories, such as Versace Jeans Couture, eyewear, fragrances, jewelry and watches are produced under product licensing agreements. Swinger SA is the exclusive licensee for Versace Jeans Couture, Luxottica is the exclusive licensee for Versace eyewear, Euroitalia is the exclusive licensee for Versace fragrances, Samra International is the exclusive licensee for Versace jewelry, and Vertime is the exclusive licensee for Versace watches. Generally, Versace Jeans Couture retail from $75 to $2,000, Versace eyewear retails from $200 to $500, Versace fragrances retail from $75 to $400, Versace jewelry retails from $500 to $7,500, and Versace watches retail from $500 to $3,500.
Jimmy Choo
Jimmy Choo is a leading global luxury accessories brand and offers a distinctive, glamorous and fashion-forward product range, whose core product offerings are women’s luxury shoes, complemented by accessories, including handbags, small leather goods, scarves and belts, as well as a growing men’s luxury shoes and accessories business. Generally, Jimmy Choo women’s luxury shoes retail from $400 to $5,500, accessories retail from $450 to $5,500 and men’s shoes retail from $200 to $2,500.
Certain product categories, such as Jimmy Choo fragrances and eyewear are produced under product licensing agreements. Interparfums SA is the exclusive licensee for Jimmy Choo fragrances and Safilo SpA is the exclusive licensee for Jimmy Choo eyewear. Generally, Jimmy Choo eyewear retails from $200 to $500 and Jimmy Choo fragrances retail from $50 to $200.

Michael Kors
Michael Kors has three primary collections that offer accessories, footwear and apparel: Michael Kors Collection, MICHAEL Michael Kors and Michael Kors Mens. The three primary collections and licensed products are offered through our own Michael Kors retail stores and e-commerce businesses, in department stores around the world and by our exclusive licensees to wholesale customers in addition to select retailers. The Michael Kors Collection is a sophisticated designer collection for women based on a philosophy of essential luxury and pragmatic glamour and includes accessories, primarily handbags and small leather goods, ready-to-wear and footwear. Generally, the Michael Kors Collection women’s handbags and small leather goods retail from $300 to $6,000, footwear retails from $300 to $1,500 and ready-to-wear retails from $400 to $7,500. MICHAEL Michael Kors is the accessible luxury collection and offers women’s accessories, primarily handbags and small leather goods, as well as footwear and apparel and is carried in all of the Michael Kors lifestyle stores and leading department stores around the world. MICHAEL Michael Kors offers handbags designed to meet the fashion and functional requirements of our broad and diverse consumer base. Generally, MICHAEL Michael Kors handbags retail from $200 to $750, small leather goods retail from $50 to $250, footwear retails from $50 to $300 and apparel retails from $75 to $600. Michael Kors Mens is an innovative collection of men’s ready-to-wear, accessories, and footwear with a modern American style. Michael Kors Mens apparel generally retails from $50 to $1,000, men’s accessories generally retail from $50 to $800 and men’s footwear generally retails from $200 to $400.
Certain product categories, including watches, jewelry, eyewear, and fragrance are produced under product licensing agreements. Fossil is our exclusive licensee for Michael Kors watches and jewelry, including our Michael Kors ACCESS smartwatches introduced in Fiscal 2017 and our fine jewelry line introduced in Fiscal 2019. Luxottica is our exclusive licensee for Michael Kors distinctive eyewear inspired by our collections. Estée Lauder is Michael Kors exclusive women’s and men’s fragrance licensee. Generally, Michael Kors fashion watches retail from $150 to $600, Michael Kors ACCESS smartwatches retail from $300 to $500, Michael Kors jewelry retails from $50 to $500, Michael Kors eyewear retails from $100 to $250 and Michael Kors fragrance and related products generally retail from $50 to $150.
Advertising and Marketing
Our marketing and advertising programs are designed to build brand awareness for each of our luxury houses as well as highlight our product offerings. We use a 360-degree marketing strategy for each of our brands to deliver a consistent message across each brand's advertising communications, social media, celebrity dressing, special events and direct marketing activities at a national, regional and local level. Our campaigns are increasingly being executed through digital and social media platforms to drive further engagement with younger consumers.
Our brands introduce their new collections annually with fashion shows and other fashion events. These fashion events, in addition to celebrity red carpet dressing moments, generate extensive domestic and international media and social coverage. The Versace and Michael Kors semi-annual runway shows and Jimmy Choo celebrity placements generate extensive media coverage. Jimmy Choo is also the leading brand in editorial coverage for women’s luxury shoes globally.
We believe our renowned brand founders, as well as our high-profile brand ambassadors and well-known social media influencers across our marketing programs helps expand brand awareness and drive cultural relevance.
During Fiscal 2020, Versace's Spring 2020 show celebrated the 20th anniversary of the legendary moment in fashion history when the iconic jungle print dress worn by Jennifer Lopez helped inspire Google Images' search function. To close the show, Jennifer Lopez wore a re-imagined version of the tropical print dress she wore to the 2000 Grammys. The reviews, press coverage and social media generated from the show continue to expand the global reach of Versace. Kaia Gerber continues to be the face of Jimmy Choo. With her timeless beauty and fashion pedigree, Kaia’s authenticity transcends generations and is the perfect representation of the dynamic energy of the Jimmy Choo brand. Bella Hadid remains the face of MICHAEL Michael Kors. Bella accentuates the lifestyle, attitude and mood that is quintessentially jet-set. The imagery reflects the speed, energy and optimism that are the hallmarks of our Company.
In Fiscal 2020, we recognized approximately $201 million in advertising and marketing expenses globally. We engage in a wide range of integrated marketing programs across various marketing channels, including but not limited to email marketing, print advertising, outdoor advertising, digital marketing, social media, public relations outreach, visual merchandising and partnership marketing, in an effort to engage our existing and potential customer base and ultimately stimulate sales in a consumer-preferred shopping venue.

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
Versace has a centrally managed production model for the majority of its products, and buys raw materials and components for these products. All raw materials arrive in a central warehouse in Novara, Italy and are distributed to independent third-party manufacturing contractors after the quality control process is complete. The vast majority of Versace’s production is located in Italy. The remaining production occurs in Tunisia, elsewhere in Europe and a small portion is produced in Asia.
Jimmy Choo products are also manufactured by independent third-party manufacturing contractors. Most of Jimmy Choo’s products are produced by specialists in Italy, supported by other factories across Europe, with a small portion produced in Asia. Jimmy Choo has a product development facility in Florence. During Fiscal 2020, we acquired Italian atelier and shoe manufacturer Alberto Gozzi S.r.L. In the immediate future, the factory will primarily develop and produce shoes for Jimmy Choo. Jimmy Choo typically purchases finished goods and does not purchase raw materials, except for product development purposes.
Michael Kors contracts for the purchase of finished goods principally with independent third-party manufacturing contractors that are generally responsible for the entire manufacturing process, including the purchase of piece goods and trim. Product manufacturing for the Michael Kors brand is allocated among third-party agents based on their capabilities, the availability of production capacity, pricing and delivery. Michael Kors also has relationships with various agents who source finished goods with numerous manufacturing contractors on its behalf. This multi-supplier strategy provides specialist skills, scalability, flexibility and speed to market, as well as diversifies risk. In Fiscal 2020 and Fiscal 2019, one third-party agent sourced approximately 26% and 24% of Michael Kors finished goods purchases, respectively, based on unit volume. Michael Kors’ largest manufacturing contractor, who produces its products in Asia and who Michael Kors has worked with for over 10 years, accounted for the production of approximately 20% of its finished products, based on dollar volume in Fiscal 2020. Nearly all of our Michael Kors products were produced in Asia in Fiscal 2020.
The manufacturing contractors and agents for our brands operate under the close supervision of our global manufacturing divisions and buying agents located in North America, Europe and Asia. All products are produced according to our specifications. Production staff monitors manufacturing at supplier facilities in order to correct problems prior to shipment of the final product. Quality assurance is focused on as early as possible in the production process, allowing merchandise to be received at the distribution facilities and shipped to customers with minimal interruption. See “Import Restrictions and Other Governmental Regulations” and Item 1A. —“Risk Factors” — “We primarily use foreign manufacturing contractors and independent third-party agents to source our finished goods, which poses legal, regulatory, political and economic risks to our business operations.”
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

Distribution
Versace owns a central warehouse in Novara, Italy, managed by a third party, which acts as a global hub for Versace’s primary operations. Versace also has a leased warehouse near Novara operated by the same third party, which serves as a distribution point for other Versace lines. From these warehouses, products are shipped to regional warehouses that are operated by third parties in New Jersey, Hong Kong, Beijing and Tokyo, and supports the Versace retail and e-commerce businesses. The e-commerce distribution for the other regions is conducted through third party providers in Columbus, Ohio and Beijing, China. Versace’s wholesale business is mainly serviced from three central warehouses located in Italy, the United States and Japan.
Jimmy Choo's primary distribution facility is in Switzerland. From there, products are shipped to regional warehouses in the United Kingdom, the United States, Canada, China, Hong Kong, South Korea, Japan and United Arab Emirates, largely supporting the Jimmy Choo retail and e-commerce businesses. Shipments to wholesale customers globally are made from Switzerland and the United States, with some further local fulfillment. All of the distribution facilities utilized by Jimmy Choo are operated by third parties and are shared with other businesses. This flexible method reinforces the speed and efficiency of the supply chain and allows the business to deliver Jimmy Choo product and collections to market rapidly and in line with the industry’s fashion calendar.
Michael Kors primary distribution facility in the United States is the leased facility in Whittier, California, which is directly operated and services our Michael Kors retail stores, e-commerce site, and wholesale operations in the United States. We also engage in omni-channel order fulfillment by filling online orders through our Michael Kors retail stores and through our click-and-collect service offerings. Our primary Michael Kors distribution facility in Europe is our Company-owned and operated distribution facility in the Netherlands, which supports our European operations for our Michael Kors brand, including our European e-commerce sites. We also have regional Michael Kors distribution centers in New Jersey and Canada, which are leased, as well as regional Michael Kors distribution centers in China, Hong Kong, Japan, South Korea and Taiwan, which are operated by third-parties.
Intellectual Property
We own VERSACE, JIMMY CHOO and MICHAEL KORS trademarks, as well as other material trademarks, copyrights, design and patent rights related to the production, marketing and distribution of our products, both in the United States and in other countries in which our products are principally sold. We also have applications pending for a variety of related trademarks, copyrights, designs and patents in various countries throughout the world. As our worldwide usage of our material trademarks, copyrights, designs and patents continue to expand, we continue to strategically apply to register them in key countries where they are used. We expect that our material intellectual property will remain in full force and effect for as long as we continue to use and renew them.
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
Information Systems
Each of our three brands currently operates using their legacy systems for finance and accounting, supply chain, inventory control, point-of-sale transactions, store replenishment, and other functions. Our long-term strategy includes consolidating certain systems across our brands over time to create operational efficiencies, as well as to achieve a common platform across the Company. During Fiscal 2020, we embarked on a multi-year ERP implementation, to conform the majority of our processes onto one global system that would support finance and accounting, procurement, inventory control, and store replenishment. The implementation of the ERP required a significant investment in human and financial resources. As a result of COVID-19 and our need to significantly reduce our capital expenditures in order to protect our liquidity and cash flows, we temporarily suspended our ERP project. See Item 1A. “Risk Factors” - “A material delay or disruption in our information technology systems or e-commerce websites or our failure or inability to upgrade our information technology systems precisely and efficiently could have a material adverse effect on our business, results of operations and financial condition.”

Employees
At the end of Fiscal 2020, 2019 and 2018, we had approximately 17,006, 17,797 and 14,846 total employees, respectively. As of March 28, 2020, we had approximately 10,834 full-time employees and approximately 6,172 part-time employees. Approximately 13,137 of our employees were engaged in retail selling and administrative positions and our remaining employees were engaged in other aspects of our business as of March 28, 2020. As of March 28, 2020, we have 1,424 employees covered by collective bargaining agreements in certain European countries. We consider our relations with both our union and non-union employees to be good.
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
Import Restrictions and Other Governmental Regulations
Virtually all of our imported products are subject to duties which may impact the costs of such products. In addition, countries to which we ship our products may impose safeguard quotas to limit the quantity of products that may be imported. We rely on free trade agreements and other supply chain initiatives in order to maximize efficiencies relating to product importation. On May 10, 2019, the United States (“U.S.”) increased the sanction tariffs rate from 10% to 25% on $200 billion of imports of select product categories (Tranche 3), which includes handbags and travel goods from China, and effective September 1, 2019, a 10% tariff on an additional $300 billion of goods from China, including ready-to-wear, footwear and men’s products, went into effect. If additional tariffs or trade restrictions are implemented by the U.S. or other countries, the cost of our products could increase which could adversely affect our results of operations and financial condition. Additionally, we are subject to government regulations relating to both importation activities and product labeling, testing and safety. We maintain a global customs and product compliance organization to help manage our import and related regulatory activity.
Corporate Social Responsibility
In April 2020, we released our first group-wide corporate social responsibility strategy. The report builds upon the initiatives that each of our brands has already been working on, and outlines our global strategy to achieve significant, measurable goals across a range of important environmental and social sustainability issues, including material sourcing, greenhouse gas emissions, water use, waste reduction, diversity and inclusion and philanthropic giving. See “Business Strategy” - “Execute on our corporate social responsibility strategy.”
Our company’s corporate social responsibility strategy is divided into three areas:
•Our World – focused on actions across our operations and supply chain, meant to significantly reduce our environmental impact.
•Our Community – fostering a supportive, healthy, diverse and inclusive workplace for all of our employees.
•Our Philanthropy – connecting the talents, energy and success of each of our brands to those in need around the world.

In arriving at the goals and objectives described in our report, we looked to the United Nations Sustainable Development Goals for insight, and also to align ourselves effectively with the work being done by governments, individuals and companies around the world. We are committed to the goals outlined in our global corporate social responsibility strategy and are taking a number of actions in furtherance of these objectives including endorsing pledges and joining industry groups that align with our strategy.
A copy of our Corporate Social Responsibility report is available on our website at www.capriholdings.com/csr.

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
The COVID-19 pandemic could have a material adverse effect on our business and results of operations.
The COVID-19 pandemic has caused and is likely to continue causing significant disruption to the global economy, to consumer spending and behavior, and to financial markets, and could have a material adverse effect on our business and financial results. The full extent of the impact of COVID-19 on our business and operating results cannot be predicted with certainty, and will depend largely on the duration and severity of the pandemic and other future events outside of our control. As a result of the COVID-19 pandemic, and in response to government orders and proactive decisions we have made to protect the health and safety of our employees, consumers and communities, at various points during the course of the pandemic we temporarily closed almost all of our retail stores globally and we furloughed all of our retail store employees in North America and many of our retail personnel elsewhere for an extended time. We may face longer term store closure requirements and other operational restrictions with respect to some or all of our retail stores in the future, and government restrictions and health and safety measures (including social distancing protocols) may prevent us from opening or limit our ability to fully operate in the ordinary course, which could materially impact our financial results. We have also closed many of our corporate offices globally and have implemented a work-from-home policy for many of our corporate employees, which may also negatively affect productivity in, or otherwise result in disruptions to, parts of our business.
As a result of store closures and reduced consumer traffic caused by COVID-19, many of our wholesale customers have experienced, and may continue to experience, liquidity constraints or other financial difficulties, causing a reduction in the amount of merchandise purchased from us and our product licensing partners, an increase in order cancellations and/or the need to extend payment terms. Any or all of these measures could substantially reduce our revenue and have a material adverse effect on our profitability. In addition, these actions could lead to larger outstanding accounts receivable balances, delays in collection of accounts receivable, increased expenses associated with collection efforts, increases in bad debt expense, and reduced cash flows.
Furthermore, our supply chain may also be significantly negatively affected if the factories that produce our product, the distribution centers that manage and ship our inventory, or the operations of our third-party logistics and other service providers are disrupted, closed or experience worker shortages, which may result in disruptions and delays in product shipments.
In light of our retail store closures in response to government orders, mandates, guidelines and recommendations limiting business operations due to the COVID-19 pandemic, as well as decisions by many of the retail centers in which we operate to close shopping centers, we are taking certain actions with respect to our lease obligations, including discontinuing rent payments, negotiating with landlords for rent abatement or other rent relief and terminating certain leases, which may subject us to legal, reputational and financial risks. We may also take further actions with respect to our lease obligations in the future, which may not be successful.

In addition, we expect that traffic to our retail stores (and the retail stores of department stores and other third-party retailers that sell our products) as they reopen will be adversely affected by the COVID-19 pandemic as consumers may be concerned about becoming ill if they travel to physical retail locations. We further expect that consumer spending will be negatively affected by macroeconomic conditions resulting from the COVID-19 pandemic, including a continued high unemployment rate and an economic recession, which may impact our physical retail stores, our e-commerce business and third-party wholesale accounts. Any significant disruption in consumer traffic, consumer behavior and/or consumer spending at our retail stores, on our e-commerce sites and/or at third-party wholesale accounts following the pandemic would result in a decrease in sales and profits and otherwise materially impact our business and financial performance.
COVID-19 may also have a material adverse effect on our liquidity and cash flows. If our business does not generate sufficient cash flows from operating activities, and sufficient funds are not otherwise available to us from borrowings under our credit facility or other sources, we may not be able to cover our expenses, fund our other liquidity and working capital needs, or execute on our strategic initiatives which could significantly harm our business. Our insurance costs may also increase substantially in the future as a result of the COVID-19 pandemic.
The long-term growth of our business depends on the successful execution of our strategic initiatives.
As part of our long-term strategy, we intend to grow our market share and revenue through the following initiatives:
•trendsetting and innovative product offerings;
•increased brand engagement;
•optimizing customer experience;
•investing in technology; and
•expanding our global presence.
We also intend to support the growth of Versace and Jimmy Choo sales through retail store openings and further developing each brand’s e-commerce and omni-channel presence, as well as expanding into the luxury accessories market. We cannot guarantee that we will be able to successfully execute on these strategic initiatives.
If we are unable to execute on our strategic initiatives, including for reasons due to the challenges we face as a result of the COVID-19 pandemic, our business, results of operations and financial condition could be materially adversely affected.
We have incurred a substantial amount of indebtedness, which could adversely affect our financial condition and restrict our ability to incur additional indebtedness or engage in additional transactions.
As of March 28, 2020, our consolidated indebtedness was approximately $2.2 billion, net of debt issuance costs and discount amortization. Our total borrowings as of March 28, 2020 included $681 million outstanding under our 2018 Revolving Credit Facility, senior notes of $450 million and term loans of $1.0 billion. Our ability to make payments on and to refinance our debt obligations and to fund planned capital expenditures depends on our ability to generate cash from our operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Until recently, we have been able to use our cash from operations to fund our debt service obligations and to utilize our Revolving Credit Facility to supplement our near-term liquidity needs. Our cash from operations have declined significantly largely due to retail store closures and reduced store traffic caused by the COVID-19 pandemic.
Pursuant to the Second Amendment, an additional $230 million 364 day revolving credit facility was added under the 2018 Credit Facility and our lenders agreed to modify until March 31, 2021 the material adverse change representation required to be made in connection with revolving borrowings and the issuance or amendment of letters of credit to disregard certain COVID-19 pandemic-related impacts. Notwithstanding this additional facility and the modifications to our 2018 Credit Facility, our substantial level of indebtedness could have negative consequences to our business and we cannot guarantee that our business will generate sufficient cash flow from our operations or that future borrowings will be available to us in an amount sufficient to enable us to make payments of our debt, fund other liquidity needs, make necessary capital expenditures or pursue certain business opportunities.

In addition, our ability to access the credit and capital markets in the future as a source of funding, and the borrowing costs associated with such financing, is dependent upon market conditions and our credit rating and outlook. In March 2020, Moody’s Investor Service downgraded their credit rating of us from Baa2 to Ba1, and in April 2020 Fitch Ratings downgraded their credit rating of us from BBB- to BB+. These downgrades, and any future reduction in our credit ratings, could result in reduced access to the credit and capital markets, more restrictive covenants in future financial documents and higher interest costs, and potentially increased lease or hedging costs. Our financial results, our substantial indebtedness and our credit ratings could adversely affect the availability and terms of our financing and negatively impact our ability to enter into new financing arrangements in the future.
We have suspended rent payments for our retail stores that have been closed because of the COVID-19 pandemic and as a result our landlords may attempt to hold us in breach of our lease obligations and take other actions, including terminating our leases and/or accelerating our future rent if we cannot reach acceptable settlements or otherwise prevail in litigation.
We do not own any of our retail store facilities, but instead lease all of our stores under operating leases. Our leases generally have terms of up to 10 years, generally require a fixed annual base rent and most require the payment of additional percentage rent if store sales exceed a negotiated amount. Certain of our European stores also require initial investments in the form of key money to secure prime locations, which may be paid to landlords or existing lessees. Generally, our leases are “net” leases, which require us to pay all of the costs of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases or withhold payments at our option, and payments under these operating leases account for a significant portion of our operating costs. For example, as of March 28, 2020, we were party to operating leases associated with our retail stores that we operate directly throughout the globe, as well as other global corporate facilities, requiring future minimum lease payments aggregating to $1.8 billion through Fiscal 2025 and approximately $566 million thereafter through Fiscal 2044.
In light of our retail store closures in response to government orders, mandates, guidelines and recommendations limiting business operations due to the COVID-19 pandemic, as well as decisions by many of the retail centers in which we operate to close shopping centers, we temporarily closed all of our retail stores in North America and Europe. On April 1, 2020, we suspended rent payments under the leases for these stores. As a result of such suspension, landlords could allege that we are in default under the lease and attempt to terminate our lease and/or accelerate our future rents. Although we believe that strong legal grounds exist to support our claim that we are not obligated to pay rent during periods of closure as a result of the COVID-19 pandemic, there can be no assurance whether or not, and to what degree, such arguments will be successful, and any dispute under these leases may result in litigation with the landlord, which could be costly and have an uncertain outcome.
In addition, as our retail stores reopen, we expect to require additional negotiations with our landlords to further defer or abate rent, to modify the terms of our leases (including rent and expiration date) and in certain instances to terminate a lease or permanently close a store. There can be no assurance that we will be able to successfully negotiate rent deferrals or abatements, lease modifications or lease terminations on favorable terms or at all. Our substantial operating lease obligations could have a material adverse effect on our business, results of operations and financial condition.
We may be unable to meet financial covenants in our indebtedness agreements which could result in an event of default and restrictive covenants in such agreements may restrict our ability to pursue our business strategies.
On March 20, 2020, we entered into the first amendment, and on June 25, 2020, we entered into the second amendment (the “Second Amendment”), to the third amended and restated senior unsecured credit facility, dated as of November 15, 2018 (as amended, the “2018 Credit Facility”), with, among others, JPMorgan Chase Bank, N.A., as administrative agent. The Company and a U.S., Canadian, Dutch and Swiss subsidiary of the Company are the borrowers under the 2018 Credit Facility. The borrowers and certain material subsidiaries of the Company provide guarantees of the 2018 Credit Facility. Pursuant to the Second Amendment, the obligations under the 2018 Credit Facility will be secured by substantially all of the assets of the Company and the US borrowers and guarantors and substantially all of the registered intellectual property of the Company, the borrower and the guarantors, subject to certain exceptions.

Pursuant to the Second Amendment, the financial covenant in our 2018 Credit Facility requiring us to maintain a ratio of the sum of total indebtedness plus the capitalized amount of all operating lease obligations for the last four fiscal quarters to Consolidated EBITDAR of no greater than 3.75 to 1.0 has been waived through the fiscal quarter ending June 26, 2021. When this financial covenant is reinstated, the applicable ratio will be calculated net of our unrestricted cash and cash equivalents to the extent in excess of $100 million and shall exclude up to $150 million of supply chain financings, and the maximum permitted net leverage ratio will be 4.00 to 1.0. In addition, the Second Amendment requires us, during the period from June 25, 2020 until we deliver our financial statements with respect to the fiscal quarter ending June 26, 2021, to maintain at all times unrestricted cash and cash equivalents plus the aggregate undrawn amounts under the revolving facilities under the 2018 Credit Facility of not less than $300 million, increasing to $400 million on October 1, 2020 and $500 million on December 1, 2020. Our ability to satisfy the maximum net leverage ratio test when it is reinstated and the liquidity test may be affected by events beyond our control, including effects of COVID-19 on our business, and we may be unable to comply with these covenants.
In addition, the 2018 Credit Facility and the Indenture governing our senior notes contain certain restrictive covenants that impose operating and financial restrictions on us, and the Second Amendment imposes incremental restrictions on certain of these covenants during the covenant relief period provided under the 2018 Credit Facility, including restrictions on our ability to:
•incur additional indebtedness and guarantee indebtedness;
•pay dividends or make other distributions or repurchase or redeem capital stock;
•make loans and investments, including acquisitions;
•sell assets;
•incur liens;
•enter into transactions with affiliates; and
•consolidate, merge or sell all or substantially all of our assets which collectively may limit our ability to engage in acts that may be in our long-term best interest.
A breach of the covenants or restrictions under the documents that govern our indebtedness could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the credit agreement governing our 2018 Credit Facility would permit the lenders under our 2018 Credit Facility to terminate all commitments to extend further credit under that facility and foreclose on the collateral that secures the 2018 Credit Facility. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be:
•limited in how we conduct our business;
•unable to raise additional debt or equity financing to operate during general economic or business downturns, including as a result of COVID-19; or
•unable to compete effectively or to take advantage of new business opportunities.
Our retail stores are heavily dependent on the ability and desire of consumers to travel and shop and a decline in consumer traffic could have a negative effect on our comparable store sales and store profitability resulting in impairment charges, which could have a material adverse effect on our business, results of operations and financial condition.
Reduced travel resulting from economic conditions, fuel shortages, increased fuel prices, travel restrictions, travel concerns and other circumstances, including adverse weather conditions, disease pandemics (including COVID-19), epidemics and other health-related concerns, war, terrorist attacks or the perceived threat of war or terrorist attacks could have a material adverse effect on us, particularly if such events impact our customers’ desire to travel to our retail stores. For example, social distancing measures and other restrictions imposed by governments as a result of the COVID-19 pandemic, which have had and are expected to continue to affect our customers’ ability and desire to travel to our stores, which in turn has had and will continue to have a material adverse impact on our store revenue.

In addition, other factors that could impact the success of our retail stores include: (i) the location of the mall or the location of a particular store within the mall; (ii) the other tenants occupying space at the mall; (iii) vacancies within the mall (including retailers that may not reopen post-COVID-19); (iv) stores and malls having to re-close due to personnel or customer illness or further government restrictions; (v) increased competition in areas where the malls are located; (vi) the amount of advertising and promotional dollars spent on attracting consumers to the malls; and (vii) a shift toward online shopping which may be exacerbated in light of COVID-19 even when stores reopen. A decline in consumer traffic could have a negative effect on our comparable store sales and/or average sales per square foot and store profitability. If our retail stores underperform due to declining consumer traffic or otherwise and our expected future cash flows of the related underlying retail store asset do not exceed such asset’s carrying value, we may incur store impairment charges. A decline in future comparable store sales and/or store profitability or failure to meet market expectations or the occurrence of impairment charges relating to our retail store fleet could have a material adverse effect on our business, results of operations and financial condition.
A substantial portion of our revenue is derived from a small number of large wholesale customers, and the loss of or decline in business from any of these wholesale customers could substantially reduce our total revenue.
A small number of our wholesale customers account for a significant portion of our sales. Revenue from our five largest wholesale customers represented 17% of our total revenue for Fiscal 2020 and 19% of our total revenue for Fiscal 2019. We do not have written agreements with any of our wholesale customers and purchases generally occur on an order-by-order basis. As a result of store closures and reduced consumer traffic caused by COVID-19, many of our wholesale customers have experienced, and may continue to experience, liquidity constraints or other financial difficulties, causing a reduction in the amount of merchandise purchased from us and our product licensing partners, an increase in order cancellations and/or the need to extend payment terms. Any or all of these measures could substantially reduce our revenue and have a material adverse effect on our profitability. In addition, these actions could lead to larger outstanding balances, delays in collection of accounts receivable, increased expenses associated with collection efforts, increase in excess inventory, increases in bad debt expense, and reduced cash flows.
The retail industry has experienced a great deal of consolidation and other ownership changes over the past several years and we expect such changes will continue and that the risk of bankruptcy, restructurings or reorganizations by department stores and other retailers will increase as a result of COVID-19. The changes could also result in store closings by our wholesale customers, which would decrease the number of stores carrying our products, while the remaining stores may purchase a smaller amount of our products and/or may reduce the retail floor space designated for our brands. In addition, such consolidation, bankruptcy or other changes with respect to our wholesale customers could decrease our opportunities in the market, increase our reliance on a smaller number of large wholesale customers and decrease our negotiating strength with our wholesale customers, which could have a material adverse effect on our business, results of operations and financial condition.
Additionally, certain of our wholesale customers, particularly those located in the U.S., have become highly promotional and have aggressively marked down their merchandise and we expect that such markdowns may be exacerbated because of the impact of COVID-19. Such promotional activity could negatively impact our business.
The accessories, footwear and apparel industries are heavily influenced by general macroeconomic cycles that affect consumer spending and a prolonged period of depressed consumer spending could have a material adverse effect on our business, results of operations and financial condition.
The accessories, footwear and apparel industries have historically been subject to cyclical variations, recessions in the general economy and uncertainties regarding future economic prospects that can affect consumer spending habits. Purchases of discretionary luxury items, such as our products, tend to decline during recessionary periods when disposable income is lower. The success of our operations depends on a number of factors impacting discretionary consumer spending, including the extent and duration of the ongoing impact of the COVID-19 pandemic, general economic conditions, consumer confidence, wages and unemployment, housing prices, consumer debt, interest rates, fuel and energy costs, taxation and political conditions. A worsening of the economy may negatively affect consumer and wholesale purchases of our products and could have a material adverse effect on our business, results of operations and financial condition.

Our industry is subject to significant pricing pressure caused by many factors which may cause our profitability and gross margins in the future to be materially lower than our expectations.
Our industry is subject to significant pricing pressure caused by many factors, including the impact of COVID-19 on the economy and consumer discretionary spending, intense competition and a highly promotional environment, fragmentation in the retail industry, pressure from retailers to reduce the costs of products, changes in consumer behavior, fashion trends, pricing, inflation, the timing of the release of new merchandise and promotional events, changes in our merchandise mix, the success of marketing programs and weather and other environmental conditions. These factors may cause our profitability and gross margins in the future to be materially lower than in recent periods and our expectations, which could have a material adverse effect on our business, results of operations and financial condition. As a result of COVID-19, we may be faced with significant excess inventories, and in the future, if we misjudge the market for our products, we may have excess inventories for some products and missed opportunities for other products. We may be forced to rely on markdowns or promotional sales to dispose of excess and slow-moving inventory, which also may negatively impact our gross margin and profitability.
Acquisitions may not achieve intended benefits and may not be successfully integrated.
We face additional risks associated with our strategy to grow our business through acquisitions of other brands and geographic licensees, such as our acquisitions of Versace in December 2018 and Jimmy Choo in November 2017.
Our acquisitions of Versace and Jimmy Choo or any other entity that we may acquire may not perform as well as initially expected, which could have a material adverse effect on our results of operations and financial condition. In addition, we are required to test goodwill, brand and any other intangible assets acquired as a result of acquisitions for impairment. For Fiscal 2020, the carrying value of goodwill and brand intangible value for Jimmy Choo exceeded its respective related fair value, requiring us to record an impairment charge for the difference of $351 million.
In addition, we may not be able to successfully integrate any licensee or any other business that we may acquire into our own business, or achieve any expected cost savings or synergies from such integration or we may determine to limit the integration of our brands. In addition to the overarching and continued challenges resulting from the COVID-19 pandemic, the potential difficulties that we may face that could cause the results of the acquisition of such previously licensed business, Versace, Jimmy Choo, or any other business that we may acquire to not be in line with our expectations include, among others:
•failure to implement our business plan for the combined business or to achieve anticipated revenue or profitability targets;
•delays or difficulties in completing the integration of acquired companies or assets;
•higher than expected costs, lower than expected cost savings and/or a need to allocate resources to manage unexpected operating difficulties;
•unanticipated issues in integrating logistics, information and other systems;
•unanticipated changes in applicable laws and regulations;
•retaining key customers, suppliers and employees;
•operating risks inherent in the acquired business and our business;
•diversion of the attention and resources of management and resource constraints;
•retaining and obtaining required regulatory approvals, licenses and permits;
•unanticipated changes in the combined business due to potential divestitures or other requirements imposed by antitrust regulators;
•assumption of liabilities not identified in due diligence or other unanticipated issues, expenses and liabilities; and
•the impact on our internal controls and compliance with the requirements under the Sarbanes-Oxley Act of 2002.
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
Our brands face intense competition from other accessories, footwear and apparel producers and retailers, including, primarily European and American international luxury brands. In addition, we face competition through third party distribution channels that sell our merchandise, such as e-commerce, department stores and specialty stores. Competition is based on a number of factors, including, without limitation, the following:
•anticipating and responding to changing consumer demands in a timely manner;
•establishing and maintaining favorable brand-name recognition;
•determining and maintaining product quality;
•maintaining key employees;
•maintaining and growing market share;
•developing quality and differentiated products that appeal to consumers;
•establishing and maintaining acceptable relationships with retail customers;
•pricing products appropriately;
•providing appropriate service and support to retailers;
•optimizing retail and supply chain capabilities;
•determining size and location of retail and department store selling space; and
•protecting intellectual property.
In addition, some of our competitors may be significantly larger and more diversified than us and may have significantly greater financial, technological, manufacturing, sales, marketing and distribution resources than we do. Their greater capabilities in these areas may enable them to better withstand periodic downturns in the accessories, footwear and apparel industries (including related to COVID-19), compete more effectively on the basis of price and production and more quickly develop new products. The general availability of manufacturing contractors and agents also allows new entrants easy access to the markets in which we compete, which may increase the number of our competitors and adversely affect our competitive position and our business. Any increased competition, or our failure to adequately address any of these competitive factors, could result in reduced revenues, which could adversely affect our business, results of operations and financial condition.
Competition, along with other factors such as consolidation, changes in consumer spending patterns and a highly promotional retail selling environment (including the impacts of COVID-19), could also result in significant pricing pressure. These factors may cause us to reduce our sales prices to our wholesale customers and retail consumers, which could cause our gross margins to decline if we are unable to appropriately manage inventory levels and/or otherwise offset price reductions with comparable reductions in our operating costs. If our sales prices decline and we fail to sufficiently reduce our product costs or operating expenses, our profitability may decline, which could have a material adverse effect on our business, results of operations and financial condition.
We face risks associated with operating globally and our strategy to continue to expand internationally.
We operate on a global basis, with approximately 48% of our total revenue from operations outside of the U.S. during Fiscal 2020. As a result, we are subject to the risks of doing business internationally, including:
•political or civil unrest, including protests and other civil disruption;
•unforeseen public health crises, such as pandemic and epidemic diseases, including the recent global outbreak of COVID-19;
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

In addition, on June 23, 2016, voters in the United Kingdom (“U.K.”) approved an advisory referendum to withdraw from the European Union ("EU"), commonly referred to as “Brexit”. On March 29, 2017, the U.K. triggered Article 50 of the Lisbon Treaty formally starting negotiations with the EU. The U.K. formally left the EU on January 31, 2020. There is an agreement in principle to transitional provisions under which EU law would remain in force in the U.K. until the end of December 2020, but this remains subject to the successful conclusion of a final withdrawal agreement between the parties. Although the terms of the U.K.’s future relationship with the EU are still unknown, it is possible that there will be increased regulatory and legal complexities, including potentially divergent national laws and regulations between the U.K. and EU. Brexit may also cause disruption and create uncertainty surrounding our business, including affecting our relationship with our existing and future customers, suppliers and employees and resulting in increased cost by way of new or elevated customs duties or financial implications from operational challenges.
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
We are dependent on information technology (“IT”) systems and networks for a significant portion of our direct-to-consumer sales, including our e-commerce sites and retail business credit card transaction authorization and processing. We are responsible for storing data relating to our customers and employees and also rely on third party vendors for the storage, processing and transmission of personal and Company information. Consumers, lawmakers and consumer advocates alike are increasingly concerned over the security of personal information transmitted over the Internet, consumer identity theft and privacy and the retail industry, in particular, has been the target of many recent cyber-attacks. In addition to taking the necessary precautions ourselves, we generally require that third-party service providers implement reasonable security measures to protect our employees’ and customers’ identity and privacy. We do not, however, control these third-party service providers and cannot guarantee the elimination of electronic or physical computer break-ins or security breaches in the future. Cyber security breaches, including physical or electronic break-ins, security breaches due to employee error or misconduct, attacks by “hackers,” phishing scams, malicious software programs such as viruses and malware, and other breaches outside of our control, could result in unauthorized access or damage to our IT systems and the IT systems of our third party service providers. Despite our efforts and the efforts of our third-party service providers to secure our and their IT systems, attacks on these systems do occur from time to time. As the techniques used to obtain unauthorized access to IT systems become more varied and sophisticated (including in connection with the COVID-19 pandemic, as cybercriminals are finding new ways to launch their attacks) and if the occurrence of such security breaches becomes more frequent, we and our third-party service providers may be unable to adequately anticipate these techniques and implement appropriate preventative measures. While we maintain cyber risk insurance to provide some coverage for certain risks associated with cyber security incidents, there is no assurance that such insurance would cover all or a significant portion of the costs or consequences associated with a cyber security incident. A significant breach of customer, employee or Company data could damage our reputation, our relationship with customers and our brands, and could result in lost sales, sizable fines, significant breach-notification and other costs and lawsuits, as well as adversely affect our results of operations. We may also incur additional costs in the future related to the implementation of additional security measures to protect against new or enhanced data security and privacy threats, or to comply with current and new state, federal and international laws governing the unauthorized disclosure of confidential information which are continuously being enacted and proposed such as the General Data Protection Regulation in the EU and the California Consumer Privacy Act in California in the United States as well as increased cyber security protection costs such as organizational changes, deploying additional personnel and protection technologies, training employees, engaging third party experts and consultants and lost revenues resulting from unauthorized use of proprietary information.
A material delay or disruption in our information technology systems or e-commerce websites or our failure or inability to upgrade our information technology systems precisely and efficiently could have a material adverse effect on our business, results of operations and financial condition.
We rely extensively on our IT systems to track inventory, manage our supply chain, record and process transactions, manage customer communications, summarize results and manage our business. The failure of our IT systems to operate properly or effectively, problems with transitioning to upgraded or replacement systems, or difficulty in or failure to implement new systems, could adversely affect our business. We also operate a number of e-commerce websites throughout the world. Our IT systems and e-commerce websites may be subject to damage and/or interruption from power outages, computer, network and telecommunications failures, malicious software such as viruses and malware, attacks by “hackers”, security breaches, usage errors or misconduct by our employees and bad acts by our customers and website visitors which could materially adversely affect our business.
In early Fiscal 2020, we embarked on a multi-year ERP implementation, but as a result of COVID-19 and our need to significantly reduce our capital expenditures in order to protect our liquidity and cash flows, we temporarily suspended our ERP project. Our inability to resume with our ERP implementation and to upgrade our IT systems could result in system failures, disruptions, damage or malfunctions, cause critical information upon which we rely to be delayed, defective, corrupted, inadequate, inaccessible or lost and otherwise cause delays or disruptions to our operations. If any of these events happen, we may have to make significant investments to fix or replace impacted systems. Our failure or inability to upgrade IT systems effectively also could cause us to be unable to compete effectively, could harm our reputation and credibility, and could have a material adverse effect on our business, results of operations and financial condition.

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
We operate a limited number of distribution facilities. Our ability to meet the needs of our own retail stores and e-commerce sites, as well as our wholesale customers, depends on the proper and uninterrupted operation of these distribution facilities. If any of these distribution facilities were to shut down or otherwise become inoperable or inaccessible for any reason (including as a result of a government mandate or order due to COVID-19), we could suffer a substantial loss of inventory and/or disruptions of deliveries to our retail and wholesale customers. In addition, we could incur significantly higher costs and longer lead times associated with the distribution of our products during the time it takes to reopen or replace the damaged facility. Any of the foregoing factors could result in decreased sales and have a material adverse effect on our business, results of operations and financial condition.
In addition, we have been moving into new and larger facilities as needed to further support our efforts to operate with increased efficiency and flexibility. There are risks inherent in operating in new distribution environments and implementing new warehouse management systems, including technological and operational difficulties that may arise with such transitions. We may experience shipping delays should there be any disruptions in our new warehouse management systems or warehouses themselves.
The departure of members of our executive management and other key employees or our failure to attract and retain qualified personnel could have a material adverse effect on our business.
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

We must also attract, develop, motivate and retain a sufficient number of qualified retail and distribution center personnel. Historically, competition for talent has been intense and the turnover rate in the retail industry is generally high. There can be no assurance that we will be able to attract or retain a sufficient number of qualified employees in future periods to execute on our business objectives. Additionally, our ability to meet our labor needs while also controlling costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation, and overtime regulations. If we are unable to attract, develop, motivate and retain talented employees with the necessary skills and experience, or if changes to our organizational structure, operating results, or business model, including as a result of COVID-19, adversely affect morale, hiring and/or retention, we may not achieve our objectives and our results of operations could be adversely impacted.
Our share price may periodically fluctuate based on the accuracy of our earnings guidance or other forward-looking statements regarding our financial performance.
Our business and long-range planning process is designed to maximize our long-term growth and profitability and not to achieve an earnings target in any particular fiscal quarter. We believe that this longer-term focus is in the best interests of our Company and our shareholders. At the same time, however, we recognize that it is helpful to provide investors with guidance as to our forecast of total revenue, earnings per share, comparable store sales and other financial metrics or projections. Historically, we have provided updates to our financial guidance when we report our results each fiscal quarter, but we do not have any responsibility to update any of our forward-looking statements at such times or otherwise. The dynamic nature of COVID-19 on our business makes it difficult for us to accurately project the potential impact on our business and therefore we may not provide quarterly or year-end guidance for the foreseeable future. In addition, any longer-term guidance that we provide is based on goals that we believe, at the time guidance is given, are reasonably attainable for growth and performance over a number of years. However, such long-range targets are more difficult to predict than our current quarter and fiscal year expectations. If, or when, we announce actual results that differ from those that have been predicted by us, outside investment analysts, or others, our share price could be adversely affected. Investors who rely on these predictions when making investment decisions with respect to our securities do so at their own risk. We take no responsibility for any losses suffered as a result of such changes in our share price.
We periodically return value to shareholders through our share repurchase program. Investors may have an expectation that we will repurchase all shares available under our share repurchase program. As a result of COVID-19, we suspended our share repurchase program. The market price of our securities could be adversely affected if our share repurchase activity differs from investors’ expectations or if our share repurchase program were to terminate.
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
We have entered into a select number of product licensing agreements with companies that produce and sell, under our trademarks, products requiring specialized expertise. We have also entered into a number of select licensing agreements pursuant to which we have granted third parties certain rights to distribute and sell our products in certain geographical areas and have a number of joint ventures. In the future, we may enter into additional licensing and/or joint venture arrangements. Although we take steps to carefully select our partners, such arrangements may not be successful. Our partners may fail to fulfill their obligations under their agreements or have interests that differ from or conflict with our own, such as the timing of new store openings, the pricing of our products and the offering of competitive products. In addition, the risks applicable to the business of our partners may be different than the risks applicable to our business, including risks associated with each such partner’s ability to:
•obtain capital;
•exercise operational and financial control over its business;
•manage its labor relations;
•maintain relationships with suppliers;
•manage its credit and bankruptcy risks which may be exacerbated by the impact of COVID-19; and
•maintain customer relationships.
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
Our business is subject to volatility in costs related to certain raw materials used in the manufacturing of our products. The costs of raw materials used in our products are affected by, among other things, weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries and other factors that are generally unpredictable and beyond our control. We are not always successful in our efforts to protect our business from the volatility of the market price of raw materials and our business can be materially affected by dramatic movements in prices of raw materials. The ultimate effect of this change on our earnings cannot be quantified, as the effect of movements in raw materials prices on industry selling prices are uncertain, but any significant increase in these prices could have a material adverse effect on our business, results of operations and financial condition. In addition, our costs may be impacted by sanction tariffs imposed on our products due to changes in trade terms and increased manufacturing labor costs which are also subject to degrees of volatility based on local and global economic conditions. Increases in commodity prices, tariffs and manufacturing labor costs could increase our production costs and negatively impact our revenues, results of operations and financial condition.
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
Our products are primarily produced by, and purchased or procured from, independent manufacturing contractors located mainly in Asia and Europe. A manufacturing contractor’s failure to ship products to us in a timely manner or to meet the required quality standards could cause us to miss the delivery date requirements of our customers for those items. The failure to make timely deliveries may cause customers to cancel orders, refuse to accept deliveries or demand reduced prices, any of which could have a material adverse effect on us. In addition, any of the following factors could negatively affect our ability to produce or deliver our products and, as a result, could have a material adverse effect on our business, results of operations and financial condition:
•disease pandemics, epidemics and health-related concerns, including related to COVID-19, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;
•political or labor instability, labor shortages (stemming from labor disputes or otherwise), or increases in costs of labor or production in countries where manufacturing contractors and suppliers are located;
•significant delays or disruptions in delivery of our products due to labor disputes or strikes at the location of the source of our goods and/or at ports of entry;
•political or military conflict, which could cause a delay in the transportation of our products and raw materials and increase transportation costs;
•heightened terrorism security concerns, which could subject imported or exported goods to additional, more frequent or more thorough inspections, leading to delays in deliveries or impoundment of goods for extended periods of time or could result in increased scrutiny by customs officials for counterfeit goods, leading to lost sales, increased costs for our anti-counterfeiting measures and damage to the reputation of our brands;
•a significant decrease in availability or an increase in the cost of raw materials;
•the migration and development of manufacturing contractors, which could affect where our products are or are planned to be produced;
•imposition of regulations, quotas and safeguards relating to imports and our ability to adjust in a timely manner to changes in trade regulations, which, among other things, could limit our ability to produce products in cost-effective countries that have the labor and expertise needed;
•increases in the costs of fuel, travel and transportation;
•imposition of duties, taxes and other charges on imports, including if the United States follows through on its proposed additional China tariffs;
•significant fluctuation of the value of the U.S. Dollar against foreign currencies; and

•restrictions on transfers of funds out of countries where our foreign licensees are located.
We do not have written agreements with any of our third-party manufacturing contractors. As a result, any single manufacturing contractor could unilaterally terminate its relationship with us at any time. For example, in Fiscal 2020, Michael Kors’ largest manufacturing contractor, who produces its products in Asia and who Michael Kors has worked with for over ten years, accounted for the production of 20% of its finished products, based on dollar volume. Our inability to promptly replace manufacturing contractors that terminate their relationships with us or cease to provide high quality products in a timely and cost-efficient manner could have a material adverse effect on our business, results of operations and financial condition, and impact the cost and availability of our goods.
In addition, Michael Kors uses third-party agents to source its finished goods with numerous manufacturing contractors on its behalf. Any single agent could unilaterally terminate its relationship with Michael Kors at any time. In Fiscal 2020, Michael Kors’ largest third-party agent, whose primary place of business is Hong Kong and who Michael Kors has worked with for over 10 years, sourced approximately 26% of its purchases of finished goods, based on unit volume. Our inability to promptly replace agents that terminate their relationships with us or cease to provide high quality service in a timely and cost-efficient manner could have a material adverse effect on our business, results of operations and financial condition.
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
We require our manufacturing contractors to operate in compliance with applicable laws, rules and regulations regarding working conditions, employment practices and environmental compliance. Additionally, we impose upon our business partners operating guidelines that require additional obligations in those three areas in order to promote ethical business practices, and our staff and third parties we retain for such purposes periodically visit and monitor the operations of our manufacturing contractors to determine compliance. However, we generally do not control our manufacturing contractors or their labor and other business practices. If one of our manufacturing contractors violates applicable labor or other laws, rules or regulations or implements labor or other business practices that are generally regarded as unethical, the shipment of finished products to us could be interrupted, orders could be cancelled, relationships could be terminated and our reputation could be damaged. Any of these events could have a material adverse effect on our business, results of operations and financial condition.
We may be unable to protect our trademarks, copyrights and other intellectual property rights, and others may allege that we infringe upon their intellectual property rights.
Our VERSACE, JIMMY CHOO and MICHAEL KORS trademarks, as well as other material trademarks, copyrights and design and patent rights related to the production, marketing and distribution of our products, are important to our success and our competitive position. We are susceptible to others imitating our products and infringing our intellectual property rights in the Americas, EMEA, Asia and elsewhere in the world in both online and offline channels. Our brands enjoy significant worldwide consumer recognition and the generally higher pricing of our products creates additional incentive for counterfeiters to infringe on our brands. We work with customs authorities, law enforcement, legal representatives and brand specialists globally in an effort to prevent the sale of counterfeit products, but we cannot guarantee the extent to which our efforts to prevent counterfeiting of our brands and other intellectual property infringement will be successful. Such counterfeiting and other intellectual property infringement could dilute our brands and otherwise harm our reputation and business.
Our trademark and other intellectual property applications may fail to result in registered trademarks or other intellectual property or to provide the scope of coverage sought, and others may seek to invalidate our trademarks, copyrights or other intellectual property or block sales of our products as an alleged violation of their trademarks and/or intellectual property rights. In addition, others may assert rights in, or ownership of, trademarks, copyrights and/or other intellectual property rights of ours or in trademarks, copyrights or other intellectual property that are similar to ours or that we license, and we may not be able to successfully resolve these types of conflicts to our satisfaction. In some cases, other intellectual property owners may have prior rights to our trademarks or similar trademarks or intellectual property. Furthermore, the laws of certain foreign countries may not protect trademarks, copyrights and/or other intellectual property rights to the same extent as the laws of the United States or the European Union.

From time to time, in the ordinary course of our business, we become involved in opposition and cancellation proceedings with respect to trademarks or other intellectual property similar to some of our brands. Any litigation or dispute involving the scope or enforceability of our intellectual property rights or any allegation that we infringe upon the intellectual property rights of others could be costly and time-consuming and, if determined adversely to us, could result in harm to our competitive position.
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
We are subject to various proceedings, lawsuits, disputes, and claims in the ordinary course of business which could have an adverse impact on our business, financial condition, and results of operations.
We are a global company and are subject to various proceedings, lawsuits, disputes and claims throughout the world in the ordinary course of business. These claims could include commercial, intellectual property, employment, customer, and data privacy claims, as well as class action lawsuits. As a result of the COVID-19 pandemic, we may face an increase in claims against us including by landlords or other commercial counterparties, employees and customers. Typically, these claims raise complex factual and legal issues and are subject to uncertainties. Plaintiffs may seek unspecified damages and/or injunctive or other equitable relief. Our potential liability may be covered in part by our insurance policies, but we may not always have adequate insurance to defend all claims. An unfavorable outcome in any proceeding, lawsuit, dispute or claim may have an adverse impact on our business, financial condition and results of operations.
Our business is susceptible to the risks associated with climate change and other environmental impacts which could negatively affect our business and operations.
Our retail stores, distribution centers and manufacturing facilities, including those operated by third-parties, are subject to risks relating to climate change and other environmental impacts from our operations. For example, the physical effects of climate change, such as severe weather events and/or significant changes in climate patterns as well as our carbon emissions and our business’ overall impact on the environment could subject us to reputational, market and/or regulatory risks. Climate change and other environmental concerns may cause social and economic disruptions in the places where we operate, including disruptions to our supply chain and to local infrastructure and transportation systems which could limit material availability and quality, impact our ability to ship and deliver product and prevent access to our physical locations. These events could also adversely affect the economy and negatively impact consumer confidence and discretionary spending. In April 2020, we announced a global strategy to achieve significant, measurable goals across a range of important environmental and social sustainability issues, including, material sourcing, reducing greenhouse gas emissions and converting to renewal energy, responsible water use, and waste reduction. We may not be successful in attaining our goals, and even if we meet our commitments, there remains a significant risk that climate change and other environmental events could negatively impact our operations.
Provisions in our organizational documents may delay or prevent our acquisition by a third party.
Our Memorandum and Articles of Association (together, as amended from time to time, our “Memorandum and Articles”) contain several provisions that may make it more difficult or expensive for a third party to acquire control of us without the approval of our board of directors. These provisions also may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our shareholders receiving a premium over the market price for their ordinary shares. These provisions include, among others:
•our board of directors’ ability to amend the Memorandum and Articles to create and issue, from time to time, one or more classes of preference shares and, with respect to each such class, to fix the terms thereof by resolution;
•provisions relating to the multiple classes and three-year terms of directors, the manner of election of directors, removal of directors and the appointment of directors upon an increase in the number of directors or vacancy on our board of directors;
•restrictions on the ability of shareholders to call meetings and bring proposals before meetings;

•elimination of the ability of shareholders to act by written consent; and
•the requirement of the affirmative vote of 75% of the shares entitled to vote to amend certain provisions of our Memorandum and Articles.
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
Under our Memorandum and Articles, we may indemnify and hold our directors harmless against all claims and suits brought against them, subject to limited exceptions. Furthermore, to the extent allowed by law, the rights and obligations among or between us, any of our current or former directors, officers and employees and any current or former shareholder will be governed exclusively by the laws of the British Virgin Islands and subject to the jurisdiction of the British Virgin Islands courts, unless those rights or obligations do not relate to or arise out of their capacities as such. Although there is doubt as to whether United States' courts would enforce these provisions in an action brought in the United States under United States securities laws, these provisions could make judgments obtained outside of the British Virgin Islands more difficult to enforce against our assets in the British Virgin Islands or jurisdictions that would apply British Virgin Islands law.

British Virgin Islands companies may not be able to initiate shareholder derivative actions, thereby depriving shareholders of one avenue to protect their interests.
British Virgin Islands companies may not have standing to initiate a shareholder derivative action in a federal court of the United States. The circumstances in which any such action may be brought, and the procedures and defenses that may be available in respect of any such action, may result in the rights of shareholders of a British Virgin Islands' company being more limited than those of shareholders of a company organized in the United States. Accordingly, shareholders may have fewer alternatives available to them if they believe that corporate wrongdoing has occurred. The British Virgin Islands courts are also unlikely to recognize or enforce judgments of courts in the United States based on certain liability provisions of United States securities law or to impose liabilities, in original actions brought in the British Virgin Islands, based on certain liability provisions of the United States securities laws that are penal in nature. There is no statutory recognition in the British Virgin Islands of judgments obtained in the United States, although the courts of the British Virgin Islands will generally recognize and enforce the non-penal judgment of a foreign court of competent jurisdiction without retrial on the merits. This means that even if shareholders were to sue us successfully, they may not be able to recover anything to make up for the losses suffered.

Item 1B.  Unresolved Staff Comments
None.

Item 2. Properties
The following table sets forth the location, use and size of our significant distribution and corporate facilities as of March 28, 2020, all of which are leased with the exception of our distribution center in the Netherlands, our central warehouse in Italy and luxury shoe factory in Italy, which are owned. The leases expire at various times through Fiscal 2044, subject to renewal options.

Location	Use	Approximate Square Footage
Whittier, CA	Michael Kors U.S. Distribution Center	1,284,430
Venlo, Netherlands	Michael Kors European Distribution Center	1,096,330
New York, NY	Michael Kors and Jimmy Choo U.S. Corporate Offices	262,780
Montreal, Quebec	Michael Kors Canadian Corporate Office and Distribution Centers	150,440
Novara, Italy	Versace European Distribution Center	108,810
Milan, Italy	Versace Corporate Offices	54,070
East Rutherford, NJ	Michael Kors U.S. Corporate Offices	53,480
Novara, Italy	Versace Manufacturing and Distribution Center	45,700
Pistoia, Italy	Capri Luxury Shoe Factory	41,050
Milan, Italy	Michael Kors Regional Corporate Office and Showroom	24,660
London, England	Jimmy Choo Corporate Offices	23,950
New York, NY	Versace U.S. Corporate Offices	21,340
Manno, Switzerland	Michael Kors European Corporate Offices	18,400
London, England	Capri Corporate Headquarters and Michael Kors Regional Corporate Office	17,830
As of March 28, 2020, we also occupied 1,271 leased retail stores worldwide (including concessions). We consider our properties to be in good condition and believe that our facilities are adequate for our operations and provide sufficient capacity to meet our anticipated requirements.
Other than the land and building for our Michael Kors European distribution center in the Netherlands, our Versace central warehouse in Italy and our Capri luxury shoe factory in Italy, property and equipment related to our stores (e.g. leasehold improvements, fixtures, etc.) and computer equipment, we did not own any material property as of March 28, 2020.

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
Our ordinary shares trade on the NYSE under the symbol “CPRI”. At March 28, 2020, there were 149,425,612 ordinary shares outstanding, and the closing price of our ordinary shares was $11.67. Also as of that date, we had approximately 100 ordinary shareholders of record.
Share Performance Graph
The line graph below compares the cumulative total shareholder return on our ordinary shares with the Standard & Poor’s 500 Index (GSPC), the S&P Retailing Index (RLX), and a peer group index of companies that we believe are closest to ours for the five-year period from March 27, 2015 through March 27, 2020, the last business day of the our fiscal year. The peer group index consists of the following companies: Tapestry, Inc., Guess?, Inc., PVH Corp., L Brands, Inc., Ralph Lauren Corporation, Tiffany & Co. and VF Corporation. The graph below assumes that an investment of $100 made at the closing of trading on March 27, 2015, in (i) our ordinary shares, (ii) the shares comprising the GSPC, (iii) the shares comprising the RLX and (iv) the shares comprising our peer group index. All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable time period.

Issuer Purchases of Equity Securities
Our share repurchases were made under our $500 million share repurchase program, which was approved by our Board of Directors on August 1, 2019. We also have in place a “withhold to cover” repurchase program, which allows us to withhold ordinary shares from certain executive officers and directors to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards.

The following table provides information regarding our ordinary share repurchases during the three months ended March 28, 2020:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximated Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (in millions)
December 29 – January 25	—	$—	—	$400
January 26 – February 22	—	$—	—	$400
February 23 – March 28	—	$—	—	$400
	—		—
The share repurchase program was suspended on April 6, 2020 in response to the continued global health and economic impact of the COVID-19 pandemic.

Item 6. Selected Financial Data
The following table sets forth selected historical consolidated financial and other data for Capri Holdings Limited and its consolidated subsidiaries for the periods presented. The statements of operations data for Fiscal 2020, Fiscal 2019 and Fiscal 2018 and the balance sheet data as of the end of Fiscal 2020 and Fiscal 2019 have been derived from our audited consolidated financial statements included elsewhere in this report. The statements of operations data for Fiscal 2017 and Fiscal 2016 and the balance sheet data as of the end of Fiscal 2018, Fiscal 2017 and Fiscal 2016 have been derived from our prior audited consolidated financial statements, which are not included in this report.
The selected historical consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this annual report.

	Fiscal Years Ended
	March 28, 2020	March 30, 2019	March 31, 2018	April 1, 2017	April 2, 2016 (1)
	(data presented in millions, except for shares and per share data)
Statement of Operations Data:
Total revenue	$5,551	$5,238	$4,719	$4,494	$4,712
Cost of goods sold	2,280	2,058	1,860	1,833	1,915
Gross profit	3,271	3,180	2,859	2,661	2,797
Selling, general and administrative expenses	2,464	2,075	1,767	1,541	1,428
Depreciation and amortization	249	225	208	220	183
Impairment of assets	708	21	33	199	11
Restructuring and other charges (2)	42	124	102	11	—
Total operating expenses	3,463	2,445	2,110	1,971	1,622
(Loss) Income from operations	(192)	735	749	690	1,175
Other income	(6)	(4)	(2)	(6)	(4)
Interest expense, net	18	38	22	4	2
Foreign currency loss (gain)	11	80	(13)	3	5
(Loss) income before provision for income taxes	(215)	621	742	689	1,172
Provision for income taxes	10	79	150	137	334
Net (loss) income	(225)	542	592	552	838
Less: Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	(2)	(1)	—	(1)	(1)
Net (loss) income attributable to Capri	$(223)	$543	$592	$553	$839

Weighted average ordinary shares outstanding:
Basic	150,714,598	149,765,468	152,283,586	165,986,733	186,293,295
Diluted	150,714,598	151,614,350	155,102,885	168,123,813	189,054,289
Net (loss) income per ordinary share(3):
Basic	$(1.48)	$3.62	$3.89	$3.33	$4.50
Diluted	$(1.48)	$3.58	$3.82	$3.29	$4.44

(1)Fiscal year ended April 2, 2016 contained 53 weeks, whereas all other fiscal years presented are based on 52-week periods.
(2)Restructuring and other charges includes store closure costs recorded in connection with the Michael Kors Retail Fleet Optimization Plan (as defined in Note 11) and other restructuring initiatives, and costs recorded in connection with the acquisitions of Versace, Jimmy Choo and Michael Kors (HK) Limited and Subsidiaries (see Note 11 to the accompanying audited consolidated financial statements).
(3)Basic net (loss) income per ordinary share is computed by dividing net (loss) income available to ordinary shareholders of Capri by basic weighted average ordinary shares outstanding. Diluted net (loss) income per ordinary share is computed by dividing net (loss) income attributable to ordinary shareholders of Capri by diluted weighted average ordinary shares outstanding.

	Fiscal Years Ended
	March 28, 2020	March 30, 2019	March 31, 2018	April 1, 2017	April 2, 2016 (1)
	(data presented in millions, except for share and store data)
Operating Data:
Retail stores, including concessions, end of period	1,271	1,249	1,011	827	668

Balance Sheet Data:
Working capital	$493	$187	$302	$599	$1,234
Total assets	$7,946	$6,650	$4,059	$2,410	$2,567
Short-term debt	$167	$630	$200	$133	$—
Long-term debt	$2,012	$1,936	$675	$—	$2
Shareholders’ equity of Capri	$2,167	$2,429	$2,018	$1,593	$1,996
Number of ordinary shares issued	217,320,010	216,050,939	210,991,091	209,332,493	208,084,175

(1) Fiscal year ended April 2, 2016 contained 53 weeks, whereas all other fiscal years presented are based on 52-week periods.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis (“MD&A”) of our Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto included as part of this Annual Report on Form 10-K. Forward-looking statements are prospective in nature and are not based on historical facts, but rather on current expectations and projections of the management of Capri Holdings Limited (the “Company”) about future events, and are therefore subject to risks and uncertainties which could cause actual results to differ materially from the future results expressed or implied by the forward-looking statements. All statements other than statements of historical facts included herein, may be forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “plans”, “believes”, “expects”, “intends”, “will”, “should”, “could”, “would”, “may”, “anticipates”, “might” or similar words or phrases, are forward-looking statements. These forward-looking statements are not guarantees of future financial performance. Such forward-looking statements involve known and unknown risks and uncertainties that could significantly affect expected results and are based on certain key assumptions, which could cause actual results to differ materially from those projected or implied in any forward-looking statements. These risks, uncertainties and other factors include the effect of the COVID-19 pandemic and its potential material and significant impact on the Company’s future financial and operational results if retail stores remain closed and the pandemic is prolonged, including that our estimates could materially differ if the severity of the COVID-19 situation worsens, the length and severity of such outbreak across the globe and the pace of recovery following the COVID-19 pandemic, levels of cash flow and future availability of credit, compliance with restrictive covenants under the Company’s credit agreement, the Company’s ability to integrate successfully and to achieve anticipated benefits of any acquisition; the risk of disruptions to the Company’s businesses; the negative effects of events on the market price of the Company’s ordinary shares and its operating results; significant transaction costs; unknown liabilities; the risk of litigation and/or regulatory actions related to the Company’s businesses; fluctuations in demand for the Company’s products; levels of indebtedness (including the indebtedness incurred in connection with acquisitions); the timing and scope of future share buybacks, which may be made in open market or privately negotiated transactions, and are subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors, and which share repurchases may be suspended or discontinued at any time, the level of other investing activities and uses of cash; changes in consumer traffic and retail trends; loss of market share and industry competition; fluctuations in the capital markets; fluctuations in interest and exchange rates; the occurrence of unforeseen epidemics and pandemics, disasters or catastrophes; political or economic instability in principal markets; adverse outcomes in litigation; and general, local and global economic, political, business and market conditions, as well as those risks set forth in the Company’s filings with the U.S. Securities and Exchange Commission, including in this Annual Report on Form 10-K, particularly under “Item 1A. Risk Factors”

Overview
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
Our Versace brand has long been recognized as one of the world’s leading international fashion design houses and is synonymous with Italian glamour and style. Founded in 1978 in Milan, Versace is known for its iconic and unmistakable style and unparalleled craftsmanship, over the past several decades the House of Versace has grown globally from its roots in haute couture, expanding into the design, manufacturing, distribution and retailing of ready-to-wear, accessories, footwear, eyewear, watches, jewelry, fragrance and home furnishings businesses. Versace’s design team is led by Donatella Versace, who has been the brand’s artistic director for over 20 years. Versace distributes its products through a worldwide distribution network, which includes boutiques in some of the world’s most glamorous cities, its e-commerce site, as well as through the most prestigious department and specialty stores worldwide.

Our Jimmy Choo brand offers a distinctive, glamorous and fashion-forward product range, enabling it to develop into a leading global luxury accessories brand, whose core product offering is women’s luxury shoes, complemented by accessories, including handbags, small leather goods, scarves and belts, as well as a growing men’s luxury shoes and accessory business. In addition, certain categories, such as fragrances, sunglasses and eyewear are produced under licensing agreements. Jimmy Choo’s design team is led by Sandra Choi, who has been the Creative Director for the brand since its inception in 1996. Jimmy Choo products are unique, instinctively seductive and chic. The brand offers classic and timeless luxury products, as well as innovative products that are intended to set and lead fashion trends. Jimmy Choo is represented through its global store network, its e-commerce sites, as well as through the most prestigious department and specialty stores worldwide.
Our Michael Kors brand was launched almost 40 years ago by Michael Kors, whose vision has taken the Company from its beginnings as an American luxury sportswear house to a global accessories, footwear and apparel company with a global distribution network that has presence in over 100 countries through Company-operated retail stores and e-commerce sites, leading department stores, specialty stores and select licensing partners. Michael Kors is a highly recognized luxury fashion brand in the Americas and Europe with growing brand awareness in other international markets. Michael Kors features distinctive designs, materials and craftsmanship with a jet-set aesthetic that combines stylish elegance and a sporty attitude. Michael Kors offers three primary collections: the Michael Kors Collection luxury line, the MICHAEL Michael Kors accessible luxury line and the Michael Kors Mens line. The Michael Kors Collection establishes the aesthetic authority of the entire brand and is carried by many of our retail stores, our e-commerce sites, as well as in the finest luxury department stores in the world. MICHAEL Michael Kors has a strong focus on accessories, in addition to offering footwear and apparel, and addresses the significant demand opportunity in accessible luxury goods.We have also been developing our men’s business in recognition of the significant opportunity afforded by the Michael Kors brand’s established fashion authority and the expanding men’s market. Taken together, our Michael Kors collections target a broad customer base while retaining our premium luxury image.
Certain Factors Affecting Financial Condition and Results of Operations
COVID-19 Pandemic. A novel strain of coronavirus commonly referred to as COVID-19 has spread rapidly across the globe in recent months, including throughout all major geographies in which we operate (the Americas, EMEA and Asia), resulting in adverse economic conditions and business disruptions, as well as significant volatility in global financial markets. Governments worldwide have imposed varying degrees of preventative and protective actions, such as temporary travel bans, forced business closures, and stay-at-home orders, all in an effort to reduce the spread of the virus. Such factors, among others, have resulted in a significant decline in retail traffic, tourism, and consumer spending on discretionary items. Additionally, during this period of uncertainty, companies across a wide array of industries have implemented various initiatives to reduce operating expenses and preserve cash balances, including work furloughs and reduced pay, which could lower consumers’ disposable income levels or willingness to purchase discretionary items. Further, even after such government restrictions and company initiatives are lifted, consumer behavior, spending levels, and/or shopping preferences, such as their willingness to congregate in shopping centers or other populated locations, could be adversely affected.
In connection with the COVID-19 pandemic, we have experienced varying degrees of business disruptions and periods of closures of our stores, distribution centers, and corporate facilities, as have our wholesale customers, licensing partners, suppliers and vendors. Retail traffic also continues to be challenging in those regions in which our stores are open. Additionally, our stores in the Americas and in Europe closed mid-March, and although a significant number of stores have since reopened, a large number of stores remain closed. Our wholesale business has also been adversely affected, particularly in the Americas and Europe, as a result of department store closures and lower traffic and consumer demand.
In response to the COVID-19 pandemic, we have taken preemptive actions to preserve cash and strengthen our liquidity, including:
•for Fiscal 2021, our board of directors annual total cash compensation will be reduced by 50%;
•temporarily foregoing and reducing executive compensation for Fiscal 2021. In addition, the company reduced overall salaries at various levels throughout the organization by approximately 20%;
•reducing our corporate workforce in order to generate additional payroll savings;
•temporarily furloughing or reducing work hours for a significant portion of our employees who nevertheless remain eligible for employee benefits during such period;
•applying for national payroll subsidy programs in various countries throughout Europe to further reduce payroll expense;
•significantly reducing inventory purchases by reducing or canceling commitments, redeploying inventory and consolidating upcoming seasons;

•extending payment terms of our payables with our partners in order to maintain our financial flexibility for the long term;
•reducing capital expenditures in Fiscal 2021;
•minimizing operating expenses, including decreasing marketing spend, delaying or canceling select new store openings, reducing external third-party services and halting non-critical systems implementations in order to reduce costs;
•temporarily suspended our ERP project
•suspending the remaining $400 million under our current share repurchase program; and
•adding new approximately $230 million 364-day Revolver due June 2021 to bolster cash availability.
The COVID-19 pandemic remains highly volatile and continues to evolve on a daily basis. Accordingly, we cannot predict for how long and to what extent this crisis will impact our business operations or the global economy as a whole. We will continue to assess our operations location-by-location, taking into account the guidance of local governments and global health organizations to determine when our operations can begin returning to normal course of business. See Item 1A — "The COVID-19 pandemic could have a material adverse effect on our business and results of operations" for additional discussion regarding risks to our business associated with the COVID-19 pandemic.
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
Channel Shift and Demand for Our Accessories and Related Merchandise. Our performance is affected by trends in the luxury goods industry, as well as shifts in demographics and changes in lifestyle preferences. Although the overall consumer spending for personal luxury products has increased in recent years, consumer shopping preferences have continued to shift from physical stores to on-line shopping. We currently expect that this trend will continue in the foreseeable future. We continue to adjust our operating strategy to the changing business environment. We have finalized the planned store closures under the Michael Kors Retail Fleet Optimization Plan as of the end of Fiscal 2020. As of March 28, 2020, we closed at total of 143 stores at a total cost of $99 million and recorded restructuring charges of $5 million and $41 million in Fiscal 2020 and Fiscal 2019, respectively. Collectively, we continue to anticipate ongoing savings as a result of the store closures and lower depreciation associated with the impairment charges being recorded. In addition, during the second quarter of Fiscal 2021, we announced that we plan to close approximately 170 of our full-price retail stores over the next two years, in order to improve the profitability of our retail store fleet. Over this time period, we expect to incur approximately $75 million of one-time costs associated with these store closures. See Item 9B - Other Information for additional information.
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
Disruptions in shipping and distribution. Our operations are subject to the impact of shipping disruptions as a result of changes or damage to our distribution infrastructure, as well as due to external factors, including the impact of COVID-19. Any future disruptions in our shipping and distribution network could have a negative impact on our results of operations.

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
Michael Kors
We generate revenue through the sale of Michael Kors products through four primary Michael Kors retail store formats: “Collection” stores, “Lifestyle” stores (including concessions), outlet stores and e-commerce, through which we sell our products, as well as licensed products bearing our name, directly to the end consumer throughout the Americas, Europe and certain parts of Asia. Our Michael Kors e-commerce business includes e-commerce sites in the U.S., Canada and certain parts of Europe and Asia. We also sell Michael Kors products directly to department stores, primarily located across the Americas and Europe, to specialty stores and travel retail shops in the Americas, Europe and Asia, and to our geographic licensees in certain parts of EMEA, Asia and Brazil. In addition, revenue is generated through product and geographic licensing arrangements, which allow third parties to use the Michael Kors brand name and trademarks in connection with the manufacturing and sale of products, including watches, jewelry, fragrances and eyewear, as well as through geographic licensing arrangements, which allow third parties to use the Michael Kors tradename in connection with the retail and/or wholesale sales of our Michael Kors branded products in specific geographic regions.

Unallocated Expenses
In addition to the reportable segments discussed above, we have certain corporate costs that are not directly attributable to our brands and, therefore, are not allocated to segments. Such costs primarily include certain administrative, corporate occupancy, and information systems expenses, including ERP system implementation costs. In addition, certain other costs are not allocated to segments, including restructuring and other charges (including transaction and transition costs related to our recent acquisitions), impairment costs and COVID-19 related charges. The segment structure is consistent with how our chief operating decision maker plans and allocates resources, manages the business and assesses performance. The following table presents our total revenue and (loss) income from operations by segment for Fiscal 2020, Fiscal 2019 and Fiscal 2018 (in millions):

		Fiscal Years Ended
		March 28, 2020	March 30, 2019	March 31, 2018
Total revenue:
	Versace	$843	$137	$—
	Jimmy Choo	555	590	223
	Michael Kors	4,153	4,511	4,496
Total revenue		$5,551	$5,238	$4,719

(Loss) Income from operations:
	Versace	$(8)	$(11)	$—
	Jimmy Choo	(13)	20	(4)
	Michael Kors	850	964	975
Total segment income from operations		829	973	971
Less:	Corporate expenses	(152)	(93)	(87)
	Restructuring and other charges	(42)	(124)	(102)
	Impairment of assets	(708)	(21)	(33)
	COVID-19 related charges (1)	(119)	—	—
Total (loss) income from operations		$(192)	$735	$749
___________________
(1)COVID-19 related charges primarily includes incremental inventory reserves and bad debt provision of $92 million and $25 million, respectively, recorded within costs of goods sold and selling, general and administrative expenses in the consolidated statements of operation.

The following table presents our global network of retail stores and wholesale doors:

	As of
	March 28, 2020	March 30, 2019	March 31, 2018
Number of full price retail stores (including concessions):
Versace	157	146	—
Jimmy Choo	179	169	158
Michael Kors	568	587	596
	904	902	754

Number of outlet stores:
Versace	49	42	—
Jimmy Choo	47	39	24
Michael Kors	271	266	233
	367	347	257

Total number of retail stores	1,271	1,249	1,011

Total number of wholesale doors:
Versace	824	1,028	—
Jimmy Choo	554	596	629
Michael Kors	2,982	3,202	3,544
	4,360	4,826	4,173
The following table presents our retail stores by geographic location:

	As of			As of
	March 28, 2020			March 30, 2019
	Versace	Jimmy Choo	Michael Kors	Versace	Jimmy Choo	Michael Kors
Store count by region:
The Americas	30	45	380	28	43	390
EMEA	60	76	180	53	71	186
Asia	116	105	279	107	94	277
	206	226	839	188	208	853
Key Performance Indicators and Statistics
We use a number of key indicators of operating results to evaluate our performance, including the following (dollars in millions):

	Fiscal Years Ended
	March 28, 2020	March 30, 2019	March 31, 2018
Total revenue	$5,551	$5,238	$4,719
Gross profit as a percent of total revenue	58.9%	60.7%	60.6%
(Loss) income from operations	$(192)	$735	$749
(Loss) income from operations as a percent of total revenue	(3.5)%	14.0%	15.9%

Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Critical accounting policies are those that are the most important to the portrayal of our results of operations and financial condition and that require our most difficult, subjective and complex judgments to make estimates about the effect of matters that are inherently uncertain. In applying such policies, we must use certain assumptions that are based on our informed judgments, assessments of probability and best estimates. Estimates, by their nature, are subjective and are based on analysis of available information, including current and historical factors and the experience and judgment of management. We evaluate our assumptions and estimates on an ongoing basis. While our significant accounting policies are detailed in Note 2 to the accompanying financial statements, our critical accounting policies are discussed below and include revenue recognition, inventories, long-lived assets, goodwill and other indefinite-lived intangible assets, share-based compensation, derivatives and income taxes.
Revenue Recognition
Revenue is recognized when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for goods or services. We recognize retail store revenue when control of the product is transferred at the point of sale at our owned stores, including concessions. Revenue from sales through our e-commerce sites is recognized at the time of delivery to the customer, reduced by an estimate of returns. Wholesale revenue is recognized net of estimates for sales returns, discounts, markdowns and allowances, after merchandise is shipped and control of the underlying product is transferred to our wholesale customers. To arrive at net sales for retail, gross sales are reduced by actual customer returns, as well as by a provision for estimated future customer returns, which is based on management’s review of historical and current customer returns. The amounts reserved for retail sales returns were $12 million, $15 million and $12 million at March 28, 2020, March 30, 2019 and March 31, 2018, respectively. Net sales for wholesale equals gross sales, reduced by provisions for estimated future returns based on current expectations, as well as trade discounts, markdowns, allowances, operational chargebacks, and certain cooperative selling expenses. Total sales reserves for wholesale were $154 million, $112 million and $109 million at March 28, 2020, March 30, 2019 and March 31, 2018, respectively. These estimates are based on such factors as historical trends, actual and forecasted performance, and market conditions, which are reviewed by management on a quarterly basis. Our historical estimates of these costs were not materially different from actual results.
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
During Fiscal 2018, we launched our Michael Kors customer loyalty program, which allows customers to earn points on qualifying purchases toward monetary and non-monetary rewards, which may be redeemed for purchases at our retail stores and e-commerce sites. We allocate a portion of the initial sales transaction based on the estimated relative fair value of the benefits based on projected timing of future redemptions and historical activity. These amounts include estimated “breakage” for points that are not expected to be redeemed. The contract liability, net of an estimated “breakage,” is recorded as a reduction to revenue in the consolidated statements of income and comprehensive income. The contract liability was $2 million and $3 million as of March 28, 2020 and March 30, 2019, respectively. Our breakage and other assumptions used to determine the estimated fair value of benefits are estimates, which could vary significantly from actual benefits that will be redeemed in the future.
Inventories
Our inventory costs include amounts paid to independent manufacturers, plus duties and freight to bring the goods to the Company’s warehouses, as well as shipments to stores. We continuously evaluate the composition of our inventory and make adjustments when the cost of inventory is not expected to be fully recoverable. The net realizable value of our inventory is estimated based on historical experience, current and forecasted demand and market conditions. In addition, reserves for inventory losses are estimated based on historical experience and inventory counts. Our inventory reserves are estimates, which could vary significantly from actual results if future economic conditions, customer demand or competition differ from expectations. Our historical estimates of these adjustments have not differed materially from actual results.

The combined total of raw materials and work in process inventory recorded on the our consolidated balance sheets as of March 28, 2020 and March 30, 2019 were $27 million and $25 million, respectively. The net realizable value of our inventory as of March 28, 2020 includes the adverse impacts related to the COVID-19 pandemic. This includes the impact from temporary retail store closures, wholesale customer store closures, reductions in retail store traffic, international tourism, and consumer consumption.
Long-lived Assets
We evaluate all long-lived assets, including operating lease right-of-use assets, property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. For the purposes of impairment testing, we group our long-lived assets according to their lowest level of use, such as aggregating and capitalizing all construction costs related to a retail store into right-of-use assets, leasehold improvements and those related to our wholesale business into shop-in-shops. Our leasehold improvements are typically amortized over the life of the store lease, including highly probable renewals, and our shop-in-shops are amortized over a useful life of three or four years. Our impairment testing is based on our best estimate of the future operating cash flows. If the sum of our estimated undiscounted future cash flows associated with the asset is less than the asset’s carrying value, we recognize an impairment charge, which is measured as the amount by which the carrying value exceeds the fair value of the asset. The fair values determined by management require significant judgment and include certain assumptions regarding future sales and expense growth rates, discount rates and estimates of current real estate market values. As such, these estimates may differ from actual results and are affected by future market and economic conditions.
During Fiscal 2020, Fiscal 2019 and Fiscal 2018, we recorded impairment charges of $357 million, $21 million and $33 million, respectively, related to our retail long-lived assets. The impairment charges recorded during Fiscal 2020 primarily related to operating lease right-of-use assets and the impairment charges recorded during Fiscal 2019 and Fiscal 2018 primarily related to property and equipment and lease rights for underperforming Michael Kors retail stores. Please refer to Note 8, Note 9 and Note 14 to the accompanying consolidated audited financial statements for additional information.
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
The impairment testing for goodwill is performed at the reporting unit level. The valuation methods used in the quantitative fair value assessment include a discounted cash flow analysis, which requires management to make certain assumptions and estimates regarding industry trends and future profitability of our reporting units. If the fair value of a reporting unit exceeds the related carrying value, the reporting unit’s goodwill is considered not to be impaired and no further testing is performed. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recorded for the difference. This valuation is affected by certain estimates, including our future revenue growth rates, margins and discount rates. Future events could cause us to conclude that impairment indicators exist, and, therefore, that goodwill may be impaired.

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
During the fourth quarter of Fiscal 2020, we performed our annual goodwill and indefinite-lived intangible assets impairment analysis for our three brands. Based on the results of our qualitative impairment assessment, we concluded that it is more likely than not that the fair value of the Michael Kors’ reporting units exceeded their carrying value and, therefore, were not impaired. We elected to perform our annual goodwill and brand indefinite-lived impairment analysis for both the Versace and Jimmy Choo using a quantitative approach, using a discounted cash flow analysis to estimate the fair values of each brands' reporting units. Based on the results of these assessments, we concluded that the fair values of the Jimmy Choo Retail and Jimmy Choo Licensing reporting units, along with the Jimmy Choo brand indefinite-lived intangible asset did not exceed the related carrying amounts. Jimmy Choo expects to experience a reduction in profitability trends, primarily related to the ongoing impact of the COVID-19 pandemic, resulting in declines in sales driven by the full and partial closures of a significant portion of our stores globally.
Accordingly, we recorded impairment charges of $171 million related to the Jimmy Choo Retail and Jimmy Choo Licensing reporting units and $180 million related to the Jimmy Choo brand intangible asset during Fiscal 2020. The impairment charges were recorded within impairment of assets on our consolidated statement of operations and comprehensive income for the fiscal year ended March 28, 2020. If the discount rate increased by 0.5%, it may cause an additional impairment of $36 million and $13 million for the Jimmy Choo Retail and Licensing reporting units and $21 million for Jimmy Choo Brand intangible assets. See Note 9 to the accompanying audited financial statements for information relating to its annual impairment analysis performed during the fourth quarter of Fiscal 2020.
We also elected to perform our annual goodwill and brand impairment analysis for Versace using a quantitative approach, using a discounted cash flow analysis to estimate the fair values of each reporting unit. We concluded that the fair values of the Versace reporting units and the brand intangible asset exceeded the related carrying amounts and there were no impairment recorded. The fair value of the Versace Retail reporting unit, which has a goodwill balance of $213 million, is 4% higher than the carrying value. The fair value of the Versace wholesale brand intangible asset, which has a balance of $312 million, is 3% higher than the carrying value.
It is possible that our conclusions regarding impairment or recoverability of goodwill or other indefinite intangible assets could change in future periods if, for example, (i) our businesses do not perform as projected, (ii) overall economic conditions in future years vary from current assumptions, (iii) business conditions or strategies change from our current assumptions, (iv) the change of discount rates, or (v) the identification of our reporting units change, among other factors. Such changes could result in a future impairment charge of goodwill or other indefinite intangible assets.
Share-based Compensation
We grant share-based awards to certain of our employees and directors. The grant date fair value of share options is calculated using the Black-Scholes option pricing model, which requires us to use subjective assumptions. The closing market price at the grant date is used to determine the grant date fair value of restricted share units (“RSUs”) and performance-based RSUs. These values are recognized as expense over the requisite service period, net of estimated forfeitures, based on expected attainment of pre-established performance goals for performance grants, or the passage of time for those grants which have only time-based vesting requirements. Compensation expense for performance-based RSUs is recognized over the employees' requisite service period when attainment of the performance goals is deemed probable, which involves judgment as to achievement of certain performance metrics.
We use our own historical experience in determining the expected holding period and volatility of our time-based share option awards. Determining the grant date fair value of share-based awards requires considerable judgment, including estimating expected volatility, expected term, risk-free rate, and forfeitures. If factors change and we employ different assumptions, the fair value of future awards and resulting share-based compensation expense may differ significantly from what we have estimated in the past.

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
Net Investment Hedges
We also use fixed-to-fixed cross currency swap agreements to hedge our net investments in foreign operations against future volatility in the exchange rates between its U.S. Dollars and these foreign currencies. We have elected the spot method of designating these contracts under ASU 2017-12, as defined in Note 2 to the accompanying consolidated financial statements, and have designated these contracts as net investment hedges. The net gain or loss on net investment hedges is reported within foreign currency translation gains and losses (“CTA”), as a component of accumulated other comprehensive income (loss) on our consolidated balance sheets. Interest accruals and coupon payments are recognized directly in interest expense in our statement of operations and comprehensive income. Upon discontinuation of a hedge, all previously recognized amounts remain in CTA until the net investment is sold, diluted or liquidated.
We are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. In order to mitigate counterparty credit risk, we only enter into contracts with carefully selected financial institutions based upon their credit ratings and certain other financial factors, adhering to established limits for credit exposure.
During the fourth quarter of Fiscal 2020, we terminated all of our net investment hedges related to our Euro-denominated subsidiaries. The early termination of these hedges resulted in the receipt of $296 million in cash during the fourth quarter of Fiscal 2020.
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

In response to the COVID-19 pandemic, local governments enacted, or are in the process of enacting, measures to provide aid and economic stimulus to companies. On March 27, 2020, the United States government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which includes various tax provisions aimed at providing economic relief. We realized a slight favorable cash flow impact in Fiscal 2020 as a result of the deferral of income tax payments under the CARES Act and other local government relief initiatives. We also considered the significant adverse impact of COVID-19 on our business in assessing the realizability of our deferred tax assets. Based on this assessment, we determined that valuation allowances of approximately $65 million were needed against a portion of our non-US deferred tax assets. We will continue to monitor the impacts of COVID-19 on our ability to realize our deferred tax assets and on the tax provision.
New Accounting Pronouncements
Please refer to Note 2 to the accompanying consolidated financial statements for detailed information relating to recently adopted and recently issued accounting pronouncements and the associated impacts.

Results of Operations
A discussion regarding our results of operations for Fiscal 2020 compared to Fiscal 2019 is presented below. A discussion regarding our results of operations for Fiscal 2019 compared to Fiscal 2018 can be found under Item 7 in our Annual Report on Form 10-K for the year ended March 30, 2019, filed with the SEC on May 29, 2019, which is available on the SEC’s website at www.sec.gov and our investor website at www.capriholdings.com.
Comparison of Fiscal 2020 with Fiscal 2019
The following table details the results of our operations for Fiscal 2020 and Fiscal 2019 and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Fiscal Years Ended		$ Change	% Change	% of Total Revenue for Fiscal 2020	% of Total Revenue for Fiscal 2019
	March 28, 2020	March 30, 2019
Statements of Operations Data:
Total revenue	$5,551	$5,238	$313	6.0%
Cost of goods sold	2,280	2,058	222	10.8%	41.1%	39.3%
Gross profit	3,271	3,180	91	2.9%	58.9%	60.7%
Selling, general and administrative expenses	2,464	2,075	389	18.7%	44.4%	39.6%
Depreciation and amortization	249	225	24	10.7%	4.5%	4.3%
Impairment of assets	708	21	687	NM	12.8%	0.4%
Restructuring and other charges (1)	42	124	(82)	(66.1)%	0.8%	2.4%
Total operating expenses	3,463	2,445	1,018	41.6%	62.4%	46.7%
(Loss) income from operations	(192)	735	(927)	(126.1)%	(3.5)%	14.0%
Other income, net	(6)	(4)	(2)	(50.0)%	(0.1)%	(0.1)%
Interest expense, net	18	38	(20)	(52.6)%	0.3%	0.7%
Foreign currency loss	11	80	(69)	(86.3)%	0.2%	1.5%
(Loss) income before provision for income taxes	(215)	621	(836)	(134.6)%	(3.9)%	11.9%
Provision for income taxes	10	79	(69)	(87.3)%	0.2%	1.5%
Net (loss) income	(225)	542	(767)	(141.5)%
Less: Net loss attributable to noncontrolling interests	(2)	(1)	(1)	NM
Net (loss) income attributable to Capri	$(223)	$543	$(766)	(141.1)%
 ___________________
NM Not meaningful.
(1)Restructuring and other charges includes store closure costs recorded in connection with the Michael Kors Retail Fleet Optimization Plan and other restructuring initiatives, and costs recorded in connection with our acquisitions of Gianni Versace S.r.l and Jimmy Choo Group Limited.
Total Revenue
Total revenue increased $313 million, or 6.0%, to $5.551 billion for Fiscal 2020, compared to $5.238 billion for Fiscal 2019, which included net unfavorable foreign currency effects of $45 million primarily related to the weakening of the Euro, the Chinese Renminbi, the British Pound and the Canadian Dollar against the U.S. Dollar in Fiscal 2020, as compared to Fiscal 2019. On a constant currency basis, our total revenue increased $358 million, or 6.8%. Total revenue for Fiscal 2020 included approximately $723 million of incremental revenue attributable to Versace, which was acquired and consolidated into our results of operations effective December 31, 2018. The remaining decrease is attributable to lower Jimmy Choo and Michael Kors revenues, as compared to the prior year, which includes the adverse impact of COVID-19.

Gross Profit
Gross profit increased $91 million, or 2.9%, to $3.271 billion during Fiscal 2020, compared to $3.180 billion for Fiscal 2019, which included net unfavorable foreign currency effects of $28 million. Gross profit as a percentage of total revenue decreased 180 basis points to 58.9% during Fiscal 2020, compared to 60.7% during Fiscal 2019. The decrease in gross profit margin was primarily attributable to incremental inventory reserves of $92 million recorded in connection with COVID-19 and lower gross profit for Michael Kors primarily driven by increased markdowns during Fiscal 2020, as compared to Fiscal 2019, partially offset by the inclusion of Versace, which benefited our gross margin 140 basis points.
Total Operating Expenses
Total operating expenses increased $1.018 billion, or 41.6%, to $3.463 billion during Fiscal 2020, compared to $2.445 billion for Fiscal 2019, which included incremental operating expenses of $472 million associated with the recently acquired Versace business. Our operating expenses included a net favorable foreign currency impact of approximately $56 million. Total operating expenses as a percentage of total revenue increased to 62.4% in Fiscal 2020, compared to 46.7% in Fiscal 2019. The components that comprise total operating expenses are detailed below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $389 million, or 18.7%, to $2.464 billion during Fiscal 2020, compared to $2.075 billion for Fiscal 2019. The increase in selling, general and administrative expenses was primarily due to incremental costs of $421 million associated with the recently acquired Versace business, which has been consolidated in our operations beginning on December 31, 2018, increased retail store and e-commerce related costs and bad debt expense related to COVID-19, partially offset by decreased rent and occupancy expense.
Selling, general and administrative expenses as a percentage of total revenue increased to 44.4% during Fiscal 2020, compared to 39.6% for Fiscal 2019, primarily due to the inclusion of expenses associated with the Versace business, increased retail store and e-commerce related costs and bad debt expense related to COVID-19 of $25 million.
Corporate unallocated expenses, which are included within selling, general and administrative expenses discussed above, but are not directly attributable to a reportable segment and exclude COVID-19 related charges, increased $59 million, or 63.4%, to $152 million in Fiscal 2020 as compared to $93 million in Fiscal 2019, primarily attributable to the inclusion of ERP system implementation costs in the current year.
Depreciation and Amortization
Depreciation and amortization increased $24 million, or 10.7%, to $249 million during Fiscal 2020, compared to $225 million for Fiscal 2019. The increase in depreciation and amortization expense was primarily attributable to incremental depreciation and amortization expenses of $51 million attributable to the Versace business (including amortization of purchase accounting adjustments), partially offset by lower depreciation due to previously recorded property and equipment impairment charges. Depreciation and amortization increased to 4.5% as a percentage of total revenue during Fiscal 2020, compared to 4.3% for Fiscal 2019.
Impairment of Assets
During Fiscal 2020, we recognized asset impairment charges of $708 million. The increase was primarily related to the impairment of operating lease right-of-use assets, as well as the impairment of Jimmy Choo goodwill and its brand intangible assets as part of our annual impairment assessments (see Note 14 to the accompanying consolidated financial statements for additional information). During Fiscal 2019, we recognized asset impairment charges of approximately $21 million, of which $17 million related to underperforming Michael Kors full-price retail store locations, some of which were closed as part of our Michael Kors Retail Fleet Optimization Plan.
Restructuring and Other Charges
During Fiscal 2020, we recognized restructuring and other charges of $42 million, which included restructuring charges of $8 million, primarily related to our Michael Kors Retail Fleet Optimization Plan, and other costs of $34 million. The other costs recorded during Fiscal 2020 included $24 million related to the acquisition of Versace, $9 million in connection with the Jimmy Choo acquisition, and $1 million in connection with the acquisition of Gozzi. (see Note 11 to the accompanying consolidated financial statements for additional information).

During Fiscal 2019, we recognized restructuring and other charges of $124 million, which included restructuring charges of $45 million, primarily associated with our Michael Kors Retail Fleet Optimization Plan and other costs of $79 million, $52 million of which related to the Versace acquisition and $27 million related to the Jimmy Choo acquisition.
(Loss) Income from Operations
As a result of the foregoing, income from operations decreased $927 million, or 126.1%, to a loss from operations of $192 million during Fiscal 2020, compared to income from operations of $735 million for Fiscal 2019. Income from operations as a percentage of total revenue decreased to (3.5)% in Fiscal 2020, compared to 14.0% in Fiscal 2019. See Segment Information above for a reconciliation of our segment operating income to total operating income.
Interest expense, net
Interest expense, net decreased $20 million, or 52.6%, to $18 million for Fiscal 2020, as compared to $38 million for Fiscal 2019, primarily due to a reduction of interest expense related to cross-currency swaps associated with our net investment hedge during Fiscal 2020, as compared to Fiscal 2019, largely offset by increased interest expense attributable to higher average borrowings outstanding in the current year (see Note 12 and Note 15 to the accompanying consolidated financial statements for additional information).
Foreign Currency Loss
We recognized a net foreign currency loss of $11 million during Fiscal 2020, primarily attributable to the revaluation and settlement of certain of our accounts payable in currencies other than the functional currency, as well as the remeasurement of dollar-denominated intercompany loans with certain of our subsidiaries (see Note 15 to the accompanying consolidated financial statements for additional information).
We recognized a net foreign currency loss of $80 million during Fiscal 2019, primarily attributable to a $77 million loss related to forward foreign currency exchange derivative contracts to hedge the transaction price of the Versace acquisition (please refer to Note 15 to the accompanying consolidated financial statements for additional information).
Provision for Income Taxes

We recognized $10 million of income tax expense during Fiscal 2020, compared with $79 million for Fiscal 2019. Our effective tax rate for Fiscal 2020 was (4.7)%, compared to 12.7% for Fiscal 2019. The decrease in our income tax provision was primarily due to the impact of a consolidated pre-tax loss as well as the impact of a release of income tax reserves during Fiscal 2020. The decrease was partially offset by the effects of valuation allowances established on a portion of our non-US deferred tax assets, a lower favorable effect of our global financing activities during Fiscal 2020, compared to Fiscal 2019, as well as non-tax deductible goodwill impairment impacts. The global financing activities are related to our previously disclosed 2014 move of our principal executive office from Hong Kong to the United Kingdom (“U.K.”) and decision to become a U.K. tax resident. In connection with this decision, we funded our international growth strategy through intercompany debt financing arrangements between certain of our U.S., U.K. and Switzerland subsidiaries in December 2015. Accordingly, due to the difference in the statutory income tax rates between these jurisdictions, we realized a higher effective tax rate on the consolidated pre-tax loss.
Our effective tax rate may fluctuate from time to time due to the effects of changes in U.S. state and local taxes and tax rates in foreign jurisdictions. In addition, factors such as the geographic mix of earnings, enacted tax legislation and the results of various global tax strategies, may also impact our effective tax rate in future periods.
Net (Loss) Income Attributable to Capri
As a result of the foregoing, our net income attributable to Capri decreased $766 million, or 141.1%, to a net loss of $223 million during Fiscal 2020, compared to net income of $543 million for Fiscal 2019.

Segment Information
Versace

	Fiscal Years Ended
	March 28, 2020	March 30, 2019	$ Change
Revenues	$843	$137	$706
Loss from operations	(8)	(11)	3
Operating margin	(0.9)%	(8.0)%
Revenues
Versace revenues increased $706 million to $843 million for Fiscal 2020, compared to $137 million for Fiscal 2019. Fiscal 2020 included incremental revenue of $723 million due to the inclusion of the Versace business acquired on December 31, 2018 for the entire Fiscal 2020 year. The remaining decrease in sales reflects the adverse impacts related to COVID-19.
Loss from Operations
During Fiscal 2020, we recorded a loss from operations of $8 million compared to a loss of $11 million for the period from the date of acquisition through March 30, 2019 (after amortization of non-cash purchase accounting adjustments). Operating margin in Fiscal 2020 was (0.9)% compared to (8.0)% for the period from the date of acquisition through March 30, 2019.
Jimmy Choo

	Fiscal Years Ended			% Change
	March 28, 2020	March 30, 2019	$ Change	As Reported	Constant Currency
Revenues	$555	$590	$(35)	(5.9)%	(5.1)%
(Loss) income from operations	(13)	20	(33)	(165.0)%
Operating margin	(2.3)%	3.4%
Revenues
Jimmy Choo revenues decreased $35 million, or 5.9% to $555 million for Fiscal 2020, compared to $590 million for Fiscal 2019, which included unfavorable foreign currency effects of $5 million. On a constant currency basis, revenue decreased $30 million, or 5.1%, primarily reflecting adverse impacts related to COVID-19.
(Loss) Income from Operations
During Fiscal 2020, Jimmy Choo recorded a loss from operation of $13 million compared to income from operations of $20 million for Fiscal 2019. Operating margin declined 570 basis points from 3.4% for Fiscal 2019, to (2.3)% for Fiscal 2020, primarily due to an increase in operating expenses, including retail store expenses, as well as investments in new stores, while also reflecting the adverse impacts related to COVID-19.

Michael Kors

	Fiscal Years Ended			% Change
	March 28, 2020	March 30, 2019	$ Change	As Reported	Constant Currency
Revenues	$4,153	$4,511	$(358)	(7.9)%	(7.0)%
Income from operations	850	964	(114)	(11.8)%
Operating margin	20.5%	21.4%
Revenues
Michael Kors revenues decreased $358 million, or 7.9%, to $4.153 billion for Fiscal 2020, compared to $4.511 billion for Fiscal 2019, which included unfavorable foreign currency effects of $40 million. On a constant currency basis, revenue decreased $318 million, or 7.0%. The decrease in revenues was primarily due to lower sales of women's accessories and watches, and a decrease in comparable stores sales of $146 million partially related to the adverse effects of COVID-19. This decrease was partially offset by higher sales of women's footwear and men's accessories, as well as a 9% increase in e-commerce sales.
Income from Operations
Income from operations for our Michael Kors segment decreased $114 million, or 11.8%, to $850 million for Fiscal 2020, compared to $964 million for Fiscal 2019. Income from operations as a percentage of Michael Kors revenue decreased 90 basis points to 20.5% in Fiscal 2020, compared to 21.4% in Fiscal 2019, largely due to a decrease in gross profit margin, as previously discussed.

Liquidity and Capital Resources
Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, along with borrowings available under our credit facilities (see below discussion regarding “Revolving Credit Facilities”) and available cash and cash equivalents. Our primary use of this liquidity is to fund the ongoing cash requirements, including our working capital needs and capital investments in our business, debt repayments, acquisitions, returns of capital including share repurchases and other corporate activities. We believe that the cash generated from our operations, together with borrowings available under our revolving credit facilities and available cash and cash equivalents, will be sufficient to meet our working capital needs for the next 12 months, including investments made and expenses incurred in connection with our store growth plans, shop-in-shop growth, investments in corporate and distribution facilities, continued systems development, e-commerce and marketing initiatives. We spent $223 million on capital expenditures during Fiscal 2020, and expect to spend approximately $130 million during Fiscal 2021. In response to the continued global health and economic impact of the COVID-19 pandemic, this represents a significant reduction to capital expenditures in Fiscal 2021. The majority of the Fiscal 2020 expenditures related to our retail operations (including e-commerce), ERP system implementation and our corporate offices.
The following table sets forth key indicators of our liquidity and capital resources (in millions):

	As of
	March 28, 2020	March 30, 2019
Balance Sheet Data:
Cash and cash equivalents	$592	$172
Working capital	$493	$187
Total assets	$7,946	$6,650
Short-term debt	$167	$630
Long-term debt	$2,012	$1,936

	Fiscal Years Ended
	March 28, 2020	March 30, 2019	March 31, 2018
Cash Flows Provided By (Used In):
Operating activities	$859	$694	$1,062
Investing activities	62	(2,125)	(1,533)
Financing activities	(497)	1,451	389
Effect of exchange rate changes	(4)	(11)	15
Net increase (decrease) in cash and cash equivalents	$420	$9	$(67)
Cash Provided by Operating Activities
Cash provided by operating activities increased $165 million to $859 million during Fiscal 2020, as compared to $694 million for Fiscal 2019, which was primarily due to increases related to changes in our working capital, primarily attributable to decreased inventory purchases, as well as the timing of payments and receipts. The net increase in cash flows also included decreases to our net income after non-cash adjustments.
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

Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities was $62 million during Fiscal 2020, as compared to net cash used in investing activities of $2.125 billion during Fiscal 2019. The $2.187 billion increase in cash from investing activities was primarily attributable to $1.862 billion of cash paid, net of cash acquired, in connection with our Fiscal 2019 acquisition of the Versace business. The increase in cash was also due to a $77 million realized loss related to an undesignated derivative contract during Fiscal 2019 associated with the Versace acquisition and the settlement of net investment hedges of $298 million during Fiscal 2020, partly offset by higher capital expenditures of $42 million, due to higher spending related to the ERP system implementation and expenditures related to corporate infrastructure.
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
Cash (Used in) Provided by Financing Activities
Net cash used in financing activities was $497 million during Fiscal 2020, as compared to net cash provided by financing activities of $1.451 billion during Fiscal 2019. The increase in cash used by financing activities of $1.948 billion was due to decreased debt borrowings of $2.038 billion, net of debt repayments, primarily attributable to higher term loan borrowings to finance the acquisition of Versace during Fiscal 2019, partially offset by a decrease of $105 million in cash payments to repurchase our ordinary shares during Fiscal 2020.
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

Debt Facilities
The following table presents a summary of the Company’s borrowing capacity and amounts outstanding as of March 28, 2020 and March 30, 2019 (dollars in millions):

	Fiscal Years Ended
	March 28, 2020		March 30, 2019
Senior Unsecured Revolving Credit Facility:
Revolving Credit Facility (excluding up to a $500 million accordion feature) (1)
Total Availability	$1,000		$1,000
Borrowings outstanding	681	(3)	539	(2)
Letter of credit outstanding	18		17
Remaining availability	$301		$444

Term Loan Facility ($1.6 billion)
Borrowings Outstanding, net of debt issuance costs (3)	$1,010		$1,570
Remaining availability	$—		$—

4.000% Senior Notes
Borrowings Outstanding, net of debt issuance costs and discount amortization (3)	$446		$445

Other Borrowings (3)	$3		$1

Hong Kong Uncommitted Credit Facility:
Total availability (100 million Hong Kong Dollars)	$14		$13
Borrowings outstanding	—		—
Bank guarantees outstanding (4 million and 12 million Hong Kong Dollars)	1		2
Remaining availability	$13		$11

China Uncommitted Credit Facility:
Borrowings outstanding	$—		$—
Total and remaining availability (100 million Chinese Yuan)	$14		$14

Japan Credit Facility:
Borrowings outstanding	$—		$—
Total and remaining availability (1.0 billion Japanese Yen)	$9		$9

Versace Uncommitted Credit Facility:
Total availability (20 million Euro)	$22		$22
Borrowings outstanding (10 million Euro) (2)	11		11
Remaining availability	$11		$11

Versace Uncommitted Credit Facilities:
Total availability (32 million Euro)	$36		$—
Borrowings outstanding (25 million Euro) (2)	28		—
Remaining availability	$8		$—

Total borrowings outstanding(1)	$2,179		$2,566
Total remaining availability	$356		$489
_____________________________
(1)As of the last day of Fiscal 2020, the 2018 Credit Facility contained customary events of default and required us to maintain a leverage ratio at the end of each fiscal quarter of no greater than 3.75 to 1, calculated based on the ratio of consolidated total indebtedness plus the capitalized amount of all operating lease liabilities presented on our consolidated balance sheets to Consolidated EBITDAR for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined as consolidated net income plus income tax expense, net interest expense, depreciation and amortization expense, consolidated rent expense and other non-cash charges, subject to certain deductions. The 2018 Credit Facility also includes other customary covenants that limit additional indebtedness, guarantees, liens, acquisitions and other investments and cash dividends. As of March 28, 2020 and March 30, 2019, we were in compliance with all covenants related to our agreements then in effect governing our debt.
(2)Recorded as short-term debt in our consolidated balance sheets as of March 28, 2020 and March 30, 2019.
(3)Recorded as long-term debt in our consolidated balance sheets as of March 28, 2020 and March 30, 2019, except for the current portion of $128 million and $80 million, respectively, outstanding under the 2018 Term Loan Facility, which was recorded within short-term debt at March 28, 2020 and March 30, 2019.
We believe that our 2018 Credit Facility is adequately diversified with no undue concentration in any one financial institution. As of March 28, 2020, there were 26 financial institutions participating in the facility, with none maintaining a maximum commitment percentage in excess of 10%. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the 2018 Credit Facility.
See Note 12 in the accompanying consolidated financial statements for detailed information relating to our credit facilities and debt obligations.
Share Repurchase Program
The following table presents our treasury share repurchases during the fiscal years ended March 28, 2020 and March 30, 2019 (dollars in millions):

	Fiscal Years Ended
	March 28, 2020	March 30, 2019
Cost of shares repurchased under share repurchase program	$100	$200	(1)
Fair value of shares withheld to cover tax obligations for vested restricted share awards	2	7
Total cost of treasury shares repurchased	$102	$207

Shares repurchased under share repurchase program	2,711,807	3,718,237
Shares withheld to cover tax withholding obligations	63,958	107,712
	2,775,765	3,825,949
_____________________________
(1)The share-repurchase program expired on May 25, 2019.
On August 1, 2019, our Board of Directors authorized a new $500 million share repurchase program, which was set to expire August 1, 2021. As of March 28, 2020, the remaining availability under our share repurchase program was $400 million. Share repurchases may be made in open market or privately negotiated transactions, subject to market conditions, applicable legal requirements, trading restrictions under the our insider trading policy, and other relevant factors. This program may be suspended or discontinued at any time.
The share repurchase program was suspended on April 6, 2020 in response to the continued global health and economic impact of the COVID-19 pandemic.
Contractual Obligations and Commercial Commitments
As of March 28, 2020, our commercial commitments and contractual obligations were as follows (in millions):

Fiscal Years Ending	Fiscal 2021	Fiscal 2022-2023	Fiscal 2024-2025	Fiscal 2026 and thereafter	Total
Operating leases	$489	$801	$551	$566	$2,407
Inventory Purchase Obligations	570	—	—	—	570
Other commitments	58	20	3	—	81
Short-term debt	167	—	—	—	167
Long-term debt	—	192	1,820	—	2,012
Total	$1,284	$1,013	$2,374	$566	$5,237

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
Excluded from the above commitments is $99 million of long-term liabilities related to net uncertain tax positions, due to the uncertainty of the time and nature of resolution.
The above table also excludes current liabilities (other than short-term debt) recorded as of March 28, 2020, as these items will be paid within one year, and non-current liabilities that have no cash outflows associated with them (e.g., deferred taxes).

Off-Balance Sheet Arrangements
We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. In addition to the commitments in the above table, our off-balance sheet commitments relating to our outstanding letters of credit were $24 million at March 28, 2020, including $6 million in letters of credit issued outside of the 2018 Credit Facility. In addition, as of March 28, 2020, bank guarantees of approximately $18 million were supported by our Versace Credit Facility. We do not have any other off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.
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

We perform a sensitivity analysis on our forward currency contracts, both designated and not designated as hedges for accounting purposes, to determine the effects of fluctuations in foreign currency exchange rates. For this sensitivity analysis, we assume a hypothetical change in U.S. Dollar against foreign exchange rates. Based on all foreign currency exchange contracts outstanding as of March 28, 2020, a 10% appreciation or devaluation of the U.S. Dollar compared to the level of foreign currency exchange rates for currencies under contract as of March 28, 2020, would result in a net increase and decrease, respectively, of approximately $15 million in the fair value of these contracts.
Net Investment Hedge
We are exposed to adverse foreign currency exchange rate movements related to interest from our net investment hedge. As of March 28, 2020, the net investment hedge has an aggregate notional amount of $44 million to hedge our net investments in Japanese Yen-denominated subsidiaries against future volatility in the exchange rates between the U.S. Dollar and this currency. Under the terms of this contract, which matures November 2024, we will exchange the semi-annual fixed rate payments made under our Senior Notes for fixed rate payments of 0.89% in Japanese Yen. Based on the net investment hedge outstanding as of March 28, 2020, a 10% appreciation or devaluation of the U.S. Dollar compared to the level of foreign currency exchange rates for currencies under contract as of March 28, 2020, would result in a potential net increase or decrease upon settlement of approximately $5 million in the fair value of this contract, which matures in 4 years.
Interest Rate Risk
We are exposed to interest rate risk in relation to borrowings outstanding under our 2018 Term Loan Facility, our 2018 Credit Facility, our Hong Kong Credit Facility, our Japan Credit Facility and our Versace Credit Facilities. Our 2018 Term Loan Facility carries interest at a rate that is based on LIBOR. Our 2018 Credit Facility carries interest rates that are tied to LIBOR and the prime rate, among other institutional lending rates (depending on the particular origination of borrowing), as further described in Note 12 to the accompanying consolidated financial statements. Our Hong Kong Credit Facility carries interest at a rate that is tied to the Hong Kong Interbank Offered Rate. Our China Credit Facility carries interest at a rate that is tied to the People’s Bank of China’s Benchmark lending rate. Our Japan Credit Facility carries interest at a rate posted by the Mitsubishi UFJ Financial Group. Our Versace Credit Facility carries interest at a rate set by the bank on the date of borrowing that is tied to the European Central Bank. Therefore, our statements of operations and comprehensive income and cash flows are exposed to changes in those interest rates. At March 28, 2020, we had $681 million in long-term borrowings outstanding under our 2018 Credit Facility, $1.010 billion, net of debt issuance costs, outstanding under our 2018 Term Loan Facility and $39 million outstanding under our Versace Credit Facilities. At March 30, 2019, we had $539 million in short-term borrowings outstanding under our 2018 Credit Facility, $1.570 billion, net of debt issuance costs, outstanding under our 2018 Term Loan Facility and $11 million outstanding under our Versace Credit Facility. These balances are not indicative of future balances that may be outstanding under our revolving credit facilities that may be subject to fluctuations in interest rates. Any increases in the applicable interest rate(s) would cause an increase to the interest expense relative to any outstanding balance at that date.
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

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a - 15(e) and 15(d) - 15(e) under the Securities and Exchange Act of 1934, as amended, (the “Exchange Act”)) as of March 28, 2020. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures are effective as of March 28, 2020.
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
Our management assessed the effectiveness of our internal control over financial reporting as of March 28, 2020. In making this assessment, it used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), the 2013 Framework. Based on this assessment, management has determined that, as of March 28, 2020, our internal control over financial reporting is effective based on those criteria.
The Company’s internal control over financial reporting as of March 28, 2020, as well as the consolidated financial statements, have been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein. The audit report appears on page 61 of this report.
Changes in Internal Control over Financial Reporting
Except as discussed below, there have been no changes in our internal control over financial reporting during the three months ended March 28, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
COVID-19
In addition to the changes discussed below, we have experienced varying degrees of business disruptions related to the COVID-19 pandemic, including periods of closures of our stores, distribution centers and corporate facilities beginning during the fourth quarter of Fiscal 2020. In addition, we have temporarily furloughed a significant portion of our store employees and are requiring our corporate employees in affected regions to work remotely. Despite such actions, we have not experienced any material changes to our internal controls over financial reporting. We will continue to evaluate and monitor the impact of the COVID-19 pandemic on our internal controls. See Item 1A — "Risk Factors — The COVID-19 pandemic could have a material adverse effect on our business and results of operations" for additional discussion regarding risks to our business associated with the COVID-19 pandemic.
Leases
In the first quarter of Fiscal 2020, we implemented additional internal controls in connection with our adoption of ASU 2016-02, Leases (Topic 842), none of which materially affected our internal control over financial reporting.

Item 9B. Other Information
The Company previously disclosed that in connection with the Michael Kors Retail Fleet Optimization Plan, it expected to incur approximately $100 - $125 million of one-time costs, including lease termination and other store closure costs. The Company closed a total of 143 Michael Kors stores at a cost of $99 million since plan inception, with total costs in line with its original expectations. As of the end of Fiscal 2020, the previously disclosed Michael Kors Retail Fleet Optimization is completed.
On July 7, 2020, the Board of Directors of the Company approved a retail optimization program (the “Capri Retail Store Optimization Program”) to improve the profitability of its retail store fleet. As part of the Capri Retail Store Optimization Program, the Company intends to close approximately 170 of its retail stores over the next two fiscal years (Fiscal 2021 and Fiscal 2022). In addition, in connection with the Capri Retail Store Optimization Program, the Company expects to incur approximately $75 million of one-time costs, including lease termination and other store closure costs, the majority of which are expected to result in future cash expenditures.
The exact amounts and timing of the Capri Retail Optimization Program charges and future cash expenditures associated therewith are undeterminable at this time. The Company will either disclose in a Current Report on Form 8-K, or disclose in another periodic filing with the U.S. Securities and Exchange Commission, the amount of any material charges relating to the Capri Retail Optimization Program by major type of cost once such amounts or range of amounts are determinable.
This disclosure is intended to satisfy the requirements of Item 2.05 of Form 8-K.

Part III

Item 10. Directors, Executive Officers and Corporate Governance
Information with respect to this Item is included in the Company’s Proxy Statement to be filed in July 2020, which is incorporated herein by reference.

Item 11. Executive Compensation
Information with respect to this Item is included in the Company’s Proxy Statement to be filed in July 2020, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information as of March 28, 2020 regarding compensation plans under which the Company’s equity securities are authorized for issuance:

Equity Compensation Plan Information
	(a)	(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	6,697,026	$46.99	(2)	2,686,919
Equity compensation plans not approved by security holders (3)	457,925	$4.57	(2)	—
Total	7,154,951	$44.28	(2)	2,686,919

(1)Reflects share options and restricted share units issued under the Company’s Amended and Restated Omnibus Incentive Plan.
(2)Represents the weighted average exercise price of outstanding share awards only.
(3)Reflects share options issued under the Company’s Amended and Restated Stock Option Plan (the “Option Plan”), which was in effect prior to our initial public offering. As of March 28, 2020, there were no shares available for future issuance under the Option Plan.

Item 13. Certain Relationships, Related Transactions and Director Independence
Information with respect to this Item is included in the Company’s Proxy Statement to be filed in July 2020, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
Information with respect to this Item is included in the Company’s Proxy Statement to be filed in July 2020, which is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)The following documents are filed as part of this annual report on Form 10-K:
1.The following consolidated financial statements listed below are filed as a separate section of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm - Ernst & Young LLP.
Consolidated Balance Sheets as of March 28, 2020 and March 30, 2019.
Consolidated Statements of Operations and Comprehensive (Loss) Income for the fiscal years ended March 28, 2020, March 30, 2019 and March 31, 2018.
Consolidated Statements of Shareholders’ Equity for the fiscal years ended March 28, 2020, March 30, 2019 and March 31, 2018.
Consolidated Statements of Cash Flows for the fiscal years ended March 28, 2020, March 30, 2019 and March 31, 2018.
Notes to Consolidated Financial Statements for the fiscal years ended March 28, 2020, March 30, 2019 and March 31, 2018.
2.Exhibits:
EXHIBIT INDEX

Exhibit No.	Document Description
2.1	Share Purchase Agreement dated as of May 31, 2016, by and among Michael Kors (Europe) B.V., Michael Kors (HK) Limited, Michael Kors Far East Trading Limited and Sportswear Holdings Limited (included as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-35368), filed on June 1, 2016 and incorporated herein by reference).
2.2	Cooperation Agreement, dated as of July 25, 2017, by and among Michael Kors Holdings Limited, JAG Acquisitions (UK) Limited and Jimmy Choo Group Limited (formerly known as Jimmy Choo PLC) (included as Exhibit 2.2 to the Company's Current Report on Form 8-K (File No. 001-35368), filed on July 25, 2017 and incorporated herein by reference).
2.3	Rule 2.7 Announcement, dated as of July 25, 2017 (included as Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 001-35368), filed on July 25, 2017 and incorporated herein by reference).
2.4	Stock Purchase Agreement, dated as of September 24, 2018, by and among Allegra Donata Versace Beck, Donatella Versace, Santo Versace, Borgo Luxembourg S.À R.L., Blackstone GPV Capital Partners (Mauritius) VI-D FDI Ltd., Blackstone GPV Tactical Partners (Mauritius)-N Ltd. and Capri Holdings Limited (f/k/a Michael Kors Holdings Limited) (included as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-35368), filed on September 25, 2018 and incorporated herein by reference).
3.1	Amended and Restated Memorandum and Articles of Association of Capri Holdings Limited (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 31, 2018 and incorporated herein by reference).
4.1	Specimen of Ordinary Share Certificate of Capri Holdings Limited.
4.2	Shareholders Agreement, dated as of July 11, 2011, among Michael Kors Holdings Limited and certain shareholders of Michael Kors Holdings Limited (included as Exhibit 10.2 to the Company’s Registration Statement on Form F-1, as amended (File No. 333-178282), filed on December 2, 2011 and incorporated herein by reference).
4.3	Indenture, dated as of October 20, 2017, by and among Michael Kors (USA), Inc., Michael Kors Holdings Limited, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (included as Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-35368), filed on October 20, 2017 and incorporated herein by reference).
10.1	Second Amendment, dated as of June 25, 2020, to the Third Amended and Restated Credit Agreement dated as of November 15, 2018 among Capri Holdings Limited, Michael Kors (USA), Inc., the foreign subsidiary borrowers party thereto, the guarantors party thereto, the financial institutions party thereto as lenders and issuing banks and JPMorgan Chase Bank, N.A., as administrative agent (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35368), filed on July 1, 2020 and incorporated herein by reference).
10.2	Form of Indemnification Agreement between Michael Kors Holdings Limited and its directors and executive officers (included as Exhibit 10.5 to the Company’s Registration Statement on Form F-1, as amended (File No. 333-178282), filed on December 2, 2011 and incorporated herein by reference).

Exhibit No.	Document Description
10.3	Amended and Restated Michael Kors (USA), Inc. Stock Option Plan (included as Exhibit 10.4 to the Company’s Registration Statement on Form F-1, as amended (File No. 333-178282), filed on December 2, 2011 and incorporated herein by reference).
10.4	Amended No. 1 to the Amended and Restated Michael Kors (USA), Inc. Share Option Plan (included as Exhibit 4.9 to the Company’s Annual Report on Form 20-F for the fiscal year ended March 31, 2012, filed on June 12, 2012 and incorporated herein by reference).
10.5	Amended and Restated Omnibus Incentive Plan (included as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-35368), filed on June 16, 2015 and incorporated herein by reference).
10.6	Third Amended and Restated Employment Agreement, dated as of March 28, 2018, by and among Michael Kors (USA), Inc., Michael Kors Holdings Limited and John D. Idol (included as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed on May 30, 2018 and incorporated herein by reference).
10.7	Executive Bonus Program (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2013 filed on August 8, 2013 and incorporated herein by reference).
10.8	Employment Agreement, dated as of May 12, 2014, by and between Michael Kors (USA), Inc., and Cathy Marie Robinson (included as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2014 filed on May 28, 2014 and incorporated herein by reference).
10.9	Employment Agreement, dated as of July 14, 2014, by and between Pascale Meyran and Michael Kors (USA), Inc. (included as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2015, filed on May 27, 2015 and incorporated herein by reference).
10.10	Form of Employee Non-Qualified Option Award Agreement (included as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2015, filed on May 27, 2015 and incorporated herein by reference).
10.11	Form of Employee Restricted Share Unit Award Agreement (included as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2015, filed on May 27, 2015 and incorporated herein by reference).
10.12	Form of Performance-Based Restricted Share Unit Award Agreement (included as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2015, filed on May 27, 2015 and incorporated herein by reference).
10.13	Form of Independent Director Restricted Share Unit Award Agreement (included as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2015, filed on May 27, 2015 and incorporated herein by reference).
10.14	Aircraft Time Sharing Agreement, dated November 24, 2014, by and between Michael Kors (USA), Inc. and John Idol (included as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2015, filed on May 27, 2015 and incorporated herein by reference).
10.15	Employment Agreement, dated as of April 17, 2017, by and among Michael Kors (USA), Inc., Michael Kors Holdings Limited and Thomas J. Edwards, Jr. (including as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2017, filed on May 31, 2017 and incorporated herein by reference).
10.16	Agreement and General Release between Pascale Meyran and Michael Kors (USA), Inc., dated July 9, 2019 (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-35368), filed on November 7, 2019 and incorporated herein by reference).
10.17	Capri Holdings Limited Deferred Compensation Plan (included as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001.35368), filed on November 14, 2019 and incorporated herein by reference).
10.18	Employment Agreement between Michael Kors (USA), Inc. and Krista McDonough made as of October 1, 2016.
21.1	List of subsidiaries of Capri Holdings Limited.
23.2	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	Interactive Data Files.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: July 8, 2020

CAPRI HOLDINGS LIMITED
By:	/s/ John D. Idol
Name:	John D. Idol
Title:	Chairman & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John D. Idol	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	July 8, 2020
John D. Idol
By:	/s/ Thomas J. Edwards, Jr.	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	July 8, 2020
Thomas J. Edwards Jr.
By:	/s/ M. William Benedetto	Director	July 8, 2020
M. William Benedetto
By:	/s/ Robin Freestone	Director	July 8, 2020
Robin Freestone
By:	/s/ Judy Gibbons	Director	July 8, 2020
Judy Gibbons
By:	/s/ Ann Korologos	Director	July 8, 2020
Ann Korologos
By:	/s/ Stephen F. Reitman	Director	July 8, 2020
Stephen F. Reitman
By:	/s/ Jane Thompson	Director	July 8, 2020
Jane Thompson
By:	/s/ Jean Tomlin	Director	July 8, 2020
Jean Tomlin

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Capri Holdings Limited
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Capri Holdings Limited and subsidiaries (“the Company”) as of March 28, 2020 and March 30, 2019, and the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity and cash flows for each of the three years in the period ended March 28, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 28, 2020 and March 30, 2019, and the results of its operations and its cash flow for each of the three years in the period ended March 28, 2020, in conformity with the U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 28, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated July 8, 2020 expressed an unqualified opinion thereon.
Adoption of ASU No. 2016-02
As discussed in Note 2 and Note 4 to the consolidated financial statements, the Company changed its method of accounting for leases in the fiscal year ended March 28, 2020 due to the adoption of ASU No. 2016-02, Leases and associated amendments (Topic 842). See below for discussion of our related critical audit matter.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Goodwill and Indefinite-lived Intangible Assets
Description of the Matter	At March 28, 2020, the Company’s goodwill and indefinite-lived intangible assets, consisting of brand names, totaled $1.5 billion and $1.3 billion, respectively. As discussed in Note 2 to the consolidated financial statements, goodwill and indefinite-lived intangible assets are assessed for impairment on an annual basis, or whenever impairment indicators exist. During Fiscal 2020, the Company recognized a goodwill impairment charge of $171 million associated with two of its Jimmy Choo reporting units. The Company also recognized an impairment charge of $180 million associated with the Jimmy Choo indefinite-lived brand name intangible asset.

Auditing the Company’s annual impairment assessments was complex and highly judgmental due to the significant estimation required in determining the fair value of the reporting units for goodwill and the fair value of indefinite-lived brand name intangible assets. In particular, the fair value estimates were sensitive to significant assumptions, such as changes in the discount rate, revenue growth rate, margin and royalty rates, which are affected by expectations about future market or economic conditions (including the effects of the global pandemic).

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill and indefinite-lived intangible assets impairment review process, including controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the Company’s reporting units and indefinite-lived intangible assets, we performed audit procedures that included, among others, assessing the valuation methodologies and testing the significant assumptions discussed above and the completeness and accuracy of the underlying data used by the Company in its analyses. We compared the significant assumptions used by management to current industry and economic trends and evaluated whether changes to the Company’s business environment would affect the significant assumptions. For example, we compared the royalty rates used in estimating the fair value of certain indefinite-lived brand name intangible assets to current industry licensing agreements. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of the significant assumptions to evaluate the changes in the fair value of the reporting units and indefinite-lived brand name intangible assets that would result from changes in the assumptions. We also involved our internal valuation specialists to assist in our evaluation of the significant assumptions and methodologies used by the Company in developing the fair value estimates. In addition, we tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company.

Adoption of Accounting Standards Update No. 2016-02, Leases
Description of the Matter	As discussed above and in Notes 2 and 4 to the consolidated financial statements, the Company adopted Accounting Standards Update No. 2016-02, Leases (“ASC 842”) on March 31, 2019. As a result of the adoption, the Company recorded a lease liability and related right of use asset of $2.2 billion and $1.6 billion, respectively on its balance sheet at March 28, 2020.

Auditing management’s initial recognition of the lease liabilities and right-of-use asset upon adoption of ASU No. 2016-02 was especially challenging due to the volume and diversity of leases in the Company’s global lease portfolio. Further, the Company’s estimated incremental borrowing rate had a significant effect on the measurement of the lease liability and right-of use asset recognized upon adoption. Auditing management’s calculated incremental borrowing rate was complex due to the judgement involved in developing the expected interest rates for secured borrowings based on the term and the economic environment of the leases.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the adoption of ASU No. 2016-02 included testing of controls over management’s review of the completeness of the lease population and the calculation of the incremental borrowing rate.

We tested the completeness and accuracy of the data used in the Company’s initial recognition of the lease liabilities and right-of-use asset. Our audit procedures included, among others, comparing the information in a sample of lease agreements to the Company’s analyses and selecting leases from independent sources and assessing their inclusion in the Company’s analysis. We involved our valuation specialists to assist in evaluating the key assumptions and methodologies management used to develop the incremental borrowing rate. We independently calculated a range of incremental borrowing rates and compared it to the rates used by the Company.

Impairment of Retail Store Long-Lived assets
Description of the Matter	As discussed in Note 2 to the consolidated financial statements, the Company evaluates its long-lived assets, which primarily include property, plant, and equipment and operating lease right-of-use assets at retail stores, for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. During the year ended March 28, 2020, the Company recognized an impairment charge of $357 million related to the long-lived assets at certain of its retail stores. In addition, upon adoption of ASC 842, Leases, the Company recorded a $152 million impairment, net of tax, of operating lease assets at certain of its retail stores as a reduction to retained earnings on March 31, 2019.

Auditing the Company’s impairment assessment of retail store long-lived assets was complex and highly judgmental due to the significant estimation required in determining the future cash flows used to assess recoverability of each retail store long-lived asset group (undiscounted) and determining the fair value (discounted). The significant assumptions used include estimated future cash flows directly related to the future operation of the stores (including sales and expense growth rates) and the discount rate used to determine fair value. Significant assumptions used in determining the fair value of certain operating lease right-of-use assets include the current market rent and discount rate for the remaining lease term of the related stores. These assumptions are subjective in nature and are affected by expectations about future market or economic conditions (including the effects of the global pandemic).

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the retail store long-lived assets impairment process, including, determining the undiscounted future cash flows of the stores and the fair value of the long-lived assets (including those related to operating leases) for the stores that were deemed to be impaired. We also tested controls over management’s review of the significant assumptions described above.

Our testing of the Company’s impairment measurement included, among other procedures, evaluating the significant assumptions and operating data used to calculate the estimated future cash flows and to determine the fair value of the store long lived asset groups. For a sample of retail stores, we tested the completeness and accuracy of the data used by the Company in its analyses and we compared the significant assumptions used to determine the forecasted cash flows to historical results of the retail stores, current industry and economic trends and inquired of the Company’s executives to understand the business initiatives supporting the assumptions in the future cash flows. We involved our internal valuation specialists to assist in evaluating the fair value of certain operating lease right-of-use assets, which included assessing the estimated market rental rates of these leases by comparing them to rental rates for comparable leases and evaluating the applied discount rate.
/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 2014
New York, New York
July 8, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Capri Holdings Limited
Opinion on Internal Control over Financial Reporting
We have audited Capri Holdings Limited and subsidiaries’ internal control over financial reporting as of March 28, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Capri Holdings Limited and subsidiaries (“the Company”) maintained, in all material respects, effective internal control over financial reporting as of March 28, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 28, 2020 and March 30, 2019, the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity and cash flows for each of the three years in the period ended March 28, 2020, and the related notes and our report dated July 8, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ ERNST & YOUNG LLP

New York, New York
July 8, 2020

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 28, 2020	March 30, 2019
Assets
Current assets
Cash and cash equivalents	$592	$172
Receivables, net	308	383
Inventories, net	827	953
Prepaid expenses and other current assets	167	221
Total current assets	1,894	1,729
Property and equipment, net	561	615
Operating lease right-of-use assets	1,625	—
Intangible assets, net	1,986	2,293
Goodwill	1,488	1,659
Deferred tax assets	225	112
Other assets	167	242
Total assets	$7,946	$6,650
Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Current liabilities
Accounts payable	$428	$371
Accrued payroll and payroll related expenses	93	133
Accrued income taxes	42	34
Short-term operating lease liabilities	430	—
Short-term debt	167	630
Accrued expenses and other current liabilities	241	374
Total current liabilities	1,401	1,542
Long-term operating lease liabilities	1,758	—
Deferred rent	—	132
Deferred tax liabilities	465	438
Long-term debt	2,012	1,936
Other long-term liabilities	142	166
Total liabilities	5,778	4,214
Commitments and contingencies
Redeemable noncontrolling interest	—	4
Shareholders’ equity
Ordinary shares, no par value; 650,000,000 shares authorized; 217,320,010 shares issued and 149,425,612 outstanding at March 28, 2020; 216,050,939 shares issued and 150,932,306 outstanding at March 30, 2019	—	—
Treasury shares, at cost (67,894,398 shares at March 28, 2020 and 65,118,633 shares at March 30, 2019)	(3,325)	(3,223)
Additional paid-in capital	1,085	1,011
Accumulated other comprehensive income (loss)	75	(66)
Retained earnings	4,332	4,707
Total shareholders’ equity of Capri	2,167	2,429
Noncontrolling interest	1	3
Total shareholders’ equity	2,168	2,432
Total liabilities and shareholders’ equity	$7,946	$6,650
See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In millions, except share and per share data)

	Fiscal Years Ended
	March 28, 2020	March 30, 2019	March 31, 2018
Total revenue	$5,551	$5,238	$4,719
Cost of goods sold	2,280	2,058	1,860
Gross profit	3,271	3,180	2,859
Selling, general and administrative expenses	2,464	2,075	1,767
Depreciation and amortization	249	225	208
Impairment of assets	708	21	33
Restructuring and other charges (1)	42	124	102
Total operating expenses	3,463	2,445	2,110
(Loss) Income from operations	(192)	735	749
Other income, net	(6)	(4)	(2)
Interest expense, net	18	38	22
Foreign currency loss (gain)	11	80	(13)
(Loss) income before provision for income taxes	(215)	621	742
Provision for income taxes	10	79	150
Net (loss) income	(225)	542	592
Less: Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	(2)	(1)	—
Net (loss) income attributable to Capri	$(223)	$543	$592

Weighted average ordinary shares outstanding:
Basic	150,714,598	149,765,468	152,283,586
Diluted	150,714,598	151,614,350	155,102,885
Net (loss) income per ordinary share attributable to Capri:
Basic	$(1.48)	$3.62	$3.89
Diluted	$(1.48)	$3.58	$3.82

Statements of Comprehensive (Loss) Income:
Net (loss) income	$(225)	$542	$592
Foreign currency translation adjustments	145	(134)	148
Net (loss) gain on derivatives	(4)	17	(16)
Comprehensive (loss) income	(84)	425	724
Less: Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	(2)	(1)	—
Comprehensive (loss) income attributable to Capri	$(82)	$426	$724

(1)Restructuring and other charges includes store closure costs recorded in connection with the Michael Kors Retail Fleet Optimization Plan (as defined in Note 11) and other restructuring initiatives, and costs recorded in connection with the acquisitions of Gianni Versace S.r.l and Jimmy Choo Group Limited (see Note 5 and Note 11).
See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data which is in thousands)

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Equity of Capri	Non-controlling Interests	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at April 1, 2017	209,332	$—	$768	(53,499)	$(2,655)	$(81)	$3,560	$1,592	$3	$1,595
Net income	—	—	—	—	—	—	592	592	—	592
Other comprehensive income	—	—	—	—	—	132	—	132	—	132
Total comprehensive income	—	—	—	—	—	—	—	724	—	724
Non-controlling interest of Jimmy Choo joint ventures	—	—	—	—	—	—	—	—	3	3
Partial repurchase of non-controlling interest	—	—	—	—	—	—	—	—	(1)	(1)
Vesting of restricted awards, net of forfeitures	542	—	—	—	—	—	—	—	—	—
Exercise of employee share options	1,117	—	14	—	—	—	—	14	—	14
Equity compensation expense	—	—	50	—	—	—	—	50	—	50
Purchase of treasury shares	—	—	—	(7,794)	(361)	—	—	(361)	—	(361)
Redemption of capital/dividends	—	—	—	—	—	—	—	—	(1)	(1)
Other	—	—	(1)	—	—	—	—	(1)	—	(1)
Balance at March 31, 2018, as previously reported	210,991	$—	$831	(61,293)	$(3,016)	$51	$4,152	$2,018	$4	$2,022
Adoption of accounting standard (ASC 606)	—	—	—	—	—	—	12	12	—	12
Balance as of April 1, 2018	210,991	—	831	(61,293)	(3,016)	51	4,164	2,030	4	2,034
Net income (loss)	—	—	—	—	—	—	543	543	(1)	542
Other comprehensive loss	—	—	—	—	—	(117)	—	(117)	—	(117)
Total comprehensive income (loss)	—	—	—	—	—	—	—	426	(1)	425
Issuance of ordinary shares	2,395	—	91	—	—	—	—	91	—	91
Vesting of restricted awards, net of forfeitures	818	—	—	—	—	—	—	—	—	—
Exercise of employee share options	1,847	—	29	—	—	—	—	29	—	29
Equity compensation expense	—	—	60	—	—	—	—	60	—	60
Purchase of treasury shares	—	—	—	(3,826)	(207)	—	—	(207)	—	(207)
Balance at March 30, 2019, as previously reported	216,051	$—	$1,011	(65,119)	$(3,223)	$(66)	$4,707	$2,429	$3	$2,432
Adoption of accounting standard (See Note 2)	—	—	—	—	—	—	(152)	(152)	—	(152)
Balance as of March 31, 2019	216,051	—	1,011	(65,119)	(3,223)	(66)	4,555	2,277	3	2,280
Net (loss)	—	—	—	—	—	—	(223)	(223)	(2)	(225)
Other comprehensive income	—	—	—	—	—	141	—	141	—	141
Total comprehensive (loss)	—	—	—	—	—	—	—	(82)	(2)	(84)
Vesting of restricted awards, net of forfeitures	1,262	—	—	—	—	—	—	—	—	—
Exercise of employee share options	7	—	—	—	—	—	—	—	—	—
Equity compensation expense	—	—	70	—	—	—	—	70	—	70
Purchase of treasury shares	—	—	—	(2,775)	(102)	—	—	(102)	—	(102)
Adjustment of redeemable non-controlling interests to redemption value	—	—	4	—	—	—	—	4	—	4
Balance at March 28, 2020	217,320	$—	$1,085	(67,894)	$(3,325)	$75	$4,332	$2,167	$1	$2,168
See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal Years Ended
	March 28, 2020	March 30, 2019	March 31, 2018
Cash flows from operating activities
Net (loss) income	$(225)	$542	$592
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	249	225	208
Equity compensation expense	70	60	50
Impairment of assets	708	21	33
Bad debt expense	29	4	8
Losses on store lease exits	—	18	29
Deferred income taxes	(73)	(71)	9
Changes to lease related balances, net	(55)	—	—
Amortization of deferred financing costs	8	4	4
Tax deficit (benefit) on exercise of share options	2	(24)	(7)
Foreign currency losses (gains)	11	80	(13)
Other non-cash charges	3	—	—
Change in assets and liabilities:
Receivables, net	42	(23)	11
Inventories, net	115	(125)	46
Prepaid expenses and other current assets	20	(31)	49
Accounts payable	63	(48)	(21)
Accrued expenses and other current liabilities	(95)	20	56
Other long-term assets and liabilities	(13)	42	8
Net cash provided by operating activities	859	694	1,062
Cash flows from investing activities
Capital expenditures	(223)	(181)	(120)
Purchase of intangible assets	—	(3)	(3)
Cash paid for business acquisitions, net of cash acquired	(13)	(1,875)	(1,415)
Realized (loss) gain on hedge related to acquisitions	—	(77)	5
Settlement of a net investment hedge	298	11	—
Net cash provided by (used in) investing activities	62	(2,125)	(1,533)
Cash flows from financing activities
Debt borrowings	2,282	4,204	2,520
Debt repayments	(2,676)	(2,560)	(1,784)
Debt issuance costs	(1)	(15)	—
Purchase of treasury shares	(102)	(207)	(361)
Exercise of employee share options	—	29	14
Net cash (used in) provided by financing activities	(497)	1,451	389
Effect of exchange rate changes on cash and cash equivalents	(4)	(11)	15
Net increase (decrease) in cash and cash equivalents	420	9	(67)
Beginning of period	172	163	230
End of period	$592	$172	$163
Supplemental disclosures of cash flow information
Cash paid for interest	$80	$45	$11
Cash paid for income taxes	$98	$172	$104
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$30	$25	$26
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
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned or controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company’s audited consolidated financial statements include the following operations for the periods from the respective acquisition/consolidation date through March 28, 2020:
•Gianni Versace S.r.l. (“Versace”), acquired on December 31, 2018;
•Jimmy Choo Group Limited (“Jimmy Choo”), acquired on November 1, 2017;
See Note 5 for additional information related to the above acquisitions.
The Company utilizes a 52 to 53 week fiscal year ending on the Saturday closest to March 31. As such, the fiscal years ending on March 28, 2020, March 30, 2019, and March 31, 2018 (“Fiscal 2020”, “Fiscal 2019” and “Fiscal 2018”, respectively) contain 52 weeks.
Timing of Filing of Annual Report on Form 10-K
As a result of the impacts of the COVID-19 pandemic on the business and employees of the Company, the Company has relied on the Securities and Exchange Commission’s Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020, to delay the filing of its Annual Report on Form 10-K for Fiscal 2020 by up to 45 days from May 27, 2020, which is the original filing due date.
The Company’s operations and business have experienced significant disruption due to the unprecedented conditions surrounding the COVID-19 global pandemic. The Company has been following the recommendations of local government and health authorities to minimize exposure risk for its employees. As a result, most of the Company’s corporate offices globally have been temporarily closed due to the pandemic and corporate employees involved in the Company’s annual financial statement closing process and finalizing the audit of the Company’s financial statements for Fiscal 2020 are working remotely. In addition, the Company required additional time to prepare analyses related to the impact of COVID-19 on its business and complete related required disclosures. This has resulted in delays in finalizing the Annual Report on Form 10-K for Fiscal 2020 and accompanying audited financial statements.

2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to use judgment and make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. The most significant assumptions and estimates involved in preparing the financial statements include allowances for customer deductions, sales returns, sales discounts and doubtful accounts, estimates of inventory net realizable value, the valuation of share-based compensation, the valuation of deferred taxes and the valuation of goodwill, intangible assets and property and equipment, along with the estimated useful lives assigned to these assets. Actual results could differ from those estimates.
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
Revenue Recognition
The Company accounts for contracts with its customers when there is approval and commitment from both parties, the rights of the parties and payment terms have been identified, the contract has commercial substance and collectability of consideration is probable. Revenue is recognized when control of the promised goods or services is transferred to the Company's customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services. The Company recognizes retail store revenues when control of the product is transferred at the point of sale at Company owned stores, including concessions, net of estimated returns. Revenue from sales through the Company’s e-commerce sites is recognized at the time of delivery to the customer, reduced by an estimate of returns. Wholesale revenue is recognized net of estimates for sales returns, discounts, markdowns and allowances, after merchandise is shipped and control of the underlying product is transferred to the Company’s wholesale customers. To arrive at net sales for retail revenue, gross sales are reduced by actual customer returns as well as by a provision for estimated future customer returns, which is based on management’s review of historical and future customer return expectations. Sales taxes collected from retail customers are presented on a net basis and, as such, are excluded from revenue. To arrive at net sales for wholesale revenue, gross sales are reduced by provisions for estimated future returns, based on current expectations, as well as trade discounts, markdowns, allowances, operational chargebacks, and certain cooperative selling expenses. These estimates are based on such factors as historical trends, actual and forecasted performance and current market conditions, which are reviewed by management on a quarterly basis.
The following table details the activity and balances of the Company’s sales reserves for the fiscal years ended March 28, 2020, March 30, 2019, and March 31, 2018 (in millions):

	Balance Beginning of Year	Amounts Charged to Revenue	Write-offs Against Reserves	Balance at Year End
Retail
Return Reserves:
Fiscal Year Ended March 28, 2020	$15	$231	$(234)	$12
Fiscal Year Ended March 30, 2019	12	226	(223)	15
Fiscal Year Ended March 31, 2018	7	161	(156)	12

	Balance Beginning of Year	Amounts Charged to Revenue	Write-offs Against Reserves	Balance at Year End
Wholesale
Total Sales Reserves:
Fiscal Year Ended March 28, 2020	$112	$266	$(224)	$154
Fiscal Year Ended March 30, 2019	109	262	(259)	112
Fiscal Year Ended March 31, 2018	97	258	(246)	109
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
The adverse impact from the COVID-19 pandemic which includes, but is not limited to, temporary retail store closures, wholesale customer store closures, a reduction in retail store traffic, a decline in international tourism and a decrease in consumer consumption is reflected in the Company's Fiscal 2020 total revenue.
Loyalty Program
The Company has a Michael Kors customer loyalty program in the United States, which allows customers to earn points on qualifying purchases toward monetary and non-monetary rewards that may be redeemed for purchases at the Company’s retail stores and e-commerce site. The Company allocates a portion of the initial sales transaction based on the estimated relative fair value of the benefits using statistical formulas based on projected timing of future redemptions and historical activity. These amounts include estimated “breakage” for points that are not expected to be redeemed. The contract liability, net of an estimated “breakage,” is recorded as a reduction to revenue in the consolidated statements of income and comprehensive income and within accrued expenses and other current liabilities in the Company’s consolidated balance sheets. See Note 3 for additional information.
Advertising and Marketing Costs
Advertising and marketing costs are expensed over the period of benefit and are recorded in selling, general and administrative expenses. Advertising and marketing expense was $201 million, $158 million and $167 million in Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively.
Cooperative advertising expense, which represents the Company’s participation in advertising expenses of its wholesale customers, is reflected as a reduction of net sales. Expenses related to cooperative advertising for Fiscal 2020, Fiscal 2019 and Fiscal 2018, were $7 million, $8 million and $6 million, respectively.
Shipping and Handling
Freight-in expenses are recorded as part of cost of goods sold, along with product costs and other costs to acquire inventory. The costs of preparing products for sale, including warehousing expenses, are included in selling, general and administrative expenses. Selling, general and administrative expenses also include the costs of shipping products to the Company’s e-commerce customers. Shipping and handling costs included within selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income were $157 million, $132 million and $129 million for Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively. Shipping and handling costs charged to customers are included in total revenue.
Cash and Cash Equivalents
All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Included in the Company’s cash and cash equivalents as of March 28, 2020 and March 30, 2019 are credit card receivables of $4 million and $24 million, respectively, which generally settle within two to three business days. The decrease in credit card receivables year over year is mainly due to the impact on sales from the COVID-19 pandemic.

Inventories
Inventories mainly consist of finished goods with the exception of raw materials and work in process inventory. The combined total of raw materials and work in process inventory recorded on the Company's consolidated balance sheets as of March 28, 2020 and March 30, 2019 were $27 million and $25 million, respectively. Inventories are stated at the lower of cost or net realizable value. Cost is determined using the weighted-average cost method. Costs include amounts paid to independent manufacturers, plus duties and freight to bring the goods to the Company’s warehouses, as well as shipments to stores. The Company continuously evaluates the composition of its inventory and makes adjustments when the cost of inventory is not expected to be fully recoverable. The net realizable value of the Company’s inventory is estimated based on historical experience, current and forecasted demand, and market conditions. In addition, reserves for inventory losses are estimated based on historical experience and physical inventory counts. The Company’s inventory reserves are estimates, which could vary significantly from actual results if future economic conditions, customer demand or competition differ from expectations. Our historical estimates of these adjustments have not differed materially from actual results.
The net realizable value of the Company's inventory as of March 28, 2020 includes the adverse impacts connected to the COVID-19 pandemic. This includes the impact from temporary retail store closures, wholesale customer store closures, reductions in retail store traffic, a decline in international tourism and a decrease in consumer consumption.
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
Definite-Lived Intangible Assets
The Company’s definite-lived intangible assets consist of trademarks and customer relationships which are stated at cost less accumulated amortization. The Company’s customer relationships are amortized over five to eighteen years. Reacquired rights recorded in connection with the acquisition of MKHKL are amortized through March 31, 2041, the original expiration date of the Michael Kors license agreement in the Greater China region. The trademark for the Michael Kors brand is amortized over twenty years.
Impairment of Long-lived Assets
The Company evaluates its long-lived assets, including operating lease right-of-use assets, property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The Company’s impairment testing is based on its best estimate of its future operating cash flows. To the extent the sum of the estimated undiscounted future cash flows associated with the asset is less than the carrying value, the Company typically recognizes an impairment loss measured by the amount in which the carrying value exceeds the fair value of the asset, taking into consideration other market assumptions. The fair values determined by management require significant judgment and include certain assumptions regarding future sales and expense growth rates, discount rates and estimates of current real estate market values. As such, these estimates may differ from actual results and are affected by future market and economic conditions.

Goodwill and Other Indefinite-lived Intangible Assets
The Company records indefinite-lived intangible assets based on fair value on the date of acquisition. Goodwill is recorded for the difference between the fair value of the purchase consideration over the fair value of the net identifiable tangible and intangible assets acquired. The brand intangible assets recorded in connection with the acquisitions of Versace and Jimmy Choo were determined to be indefinite-lived intangible assets, which are not subject to amortization. The Company performs an impairment assessment of goodwill, as well as the Versace and Jimmy Choo brand intangible assets on an annual basis, or whenever impairment indicators exist. In the absence of any impairment indicators, goodwill, the Versace brand and the Jimmy Choo brand are assessed for impairment during the fourth quarter of each fiscal year. Judgments regarding the existence of impairment indicators are based on market conditions and operational performance of the business.
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
The impairment testing for goodwill is performed at the reporting unit level. The valuation methods used in the quantitative fair value assessment included a discounted cash flow analysis which requires the Company’s management to make certain assumptions and estimates regarding industry trends and future profitability of the Company’s reporting units. If the fair value of a reporting unit exceeds the related carrying value, the reporting unit’s goodwill is considered not to be impaired and no further testing is performed. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recorded for the difference. This valuation is affected by certain estimates including the Company’s future revenue growth rates, margins and discount rates. Future events could cause the Company to conclude that impairment indicators exist, and, therefore, that goodwill may be impaired.
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
The Company recorded impairment charges of $171 million related to the goodwill associated with the Jimmy Choo Retail and Jimmy Choo Licensing reporting units and $180 million related to the Jimmy Choo brand indefinite-lived intangible asset during Fiscal 2020. The impairment charges were recorded within impairment of assets on the Company's consolidated statement of operations and comprehensive income for the fiscal year ended March 28, 2020. See Note 9 and Note 14 for information relating to the Company’s annual impairment analysis performed during the fourth quarter of Fiscal 2020.
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

Share-based Compensation
The Company grants share-based awards to certain employees and directors of the Company. The grant date fair value of share options is calculated using the Black-Scholes option pricing model. The Company uses its own historical experience in determining the expected holding period and volatility of its time-based share option awards. The risk-free interest rate is derived from the zero-coupon United States (“U.S.”) Treasury Strips yield curve based on the grant’s estimated holding period. Determining the grant date fair value of share-based awards requires considerable judgment, including estimating expected volatility, expected term and risk-free rate. If factors change and the Company employs different assumptions, the fair value of future awards and the resulting share-based compensation expense may differ significantly from what the Company has estimated in the past.
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
Foreign Currency Translation and Transactions
The financial statements of the majority of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. The Company’s functional currency is the United States Dollar (“USD”) for Capri and its United States based subsidiaries. Assets and liabilities are translated using period-end exchange rates, while revenues and expenses are translated using average exchange rates over the reporting period. The resulting translation adjustments are recorded separately in shareholders’ equity as a component of accumulated other comprehensive (loss) income. Foreign currency income and losses resulting from the re-measuring of transactions denominated in a currency other than the functional currency of a particular entity are included in foreign currency loss (gain) on the Company’s consolidated statements of operations and comprehensive income.
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
In connection with the September 24, 2018 definitive agreement to acquire all of the outstanding shares of Versace, the Company entered into forward foreign currency exchange contracts with notional amounts totaling €1.680 billion (approximately $2.001 billion) to mitigate its foreign currency exchange risk through the expected closing date of the acquisition, which were settled on December 21, 2018. Likewise, in connection with the July 25, 2017 cash offer to acquire Jimmy Choo, the Company entered into a forward foreign currency exchange contract with a notional amount of £1.115 billion (approximately $1.469 billion) to mitigate its foreign currency exchange risk through the expected closing date of the acquisition, which was settled on October 30, 2017. These derivative contracts were not designated as accounting hedges. Therefore, changes in fair value are recorded to foreign currency loss (gain) in the Company’s consolidated statements of operations and comprehensive income. The Company’s accounting policy is to classify cash flows from derivative instruments in the same category as the cash flows from the items being hedged. Accordingly, the Company classified $77 million of realized losses and $5 million of realized gains, respectively, relating to these derivative instruments within cash flows from investing activities during Fiscal 2019 and Fiscal 2018.

The Company designates certain contracts related to the purchase of inventory that qualify for hedge accounting as cash flow hedges. Formal hedge documentation is prepared for all derivative instruments designated as hedges, including description of the hedged item and the hedging instrument and the risk being hedged. The changes in the fair value for contracts designated as cash flow hedges is recorded in equity as a component of accumulated other comprehensive (loss) income until the hedged item affects earnings. When the inventory related to forecasted inventory purchases that are being hedged is sold to a third party, the gains or losses deferred in accumulated other comprehensive (loss) income are recognized within cost of goods sold. The Company uses regression analysis to assess effectiveness of derivative instruments that are designated as hedges, which compares the change in the fair value of the derivative instrument to the change in the related hedged item. If the hedge is no longer expected to be highly effective in the future, future changes in the fair value are recognized in earnings. For those contracts that are not designated as hedges, changes in the fair value are recorded to foreign currency loss (gain) in the Company’s consolidated statements of operations and comprehensive income. The Company classifies cash flows relating to its forward foreign currency exchange contracts related to purchase of inventory consistently with the classification of the hedged item, within cash flows from operating activities.
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
Net Investment Hedges
The Company also uses fixed-to-fixed cross currency swap agreements to hedge its net investments in foreign operations against future volatility in the exchange rates between its U.S. Dollars and these foreign currencies. The Company has elected the spot method of designating these contracts under ASU 2017-12 and has designated these contracts as net investment hedges. The net gain or (loss) on the net investment hedge is reported within foreign currency translation gains and losses (“CTA”), as a component of accumulated other comprehensive (loss) income on the Company’s consolidated balance sheets. Interest accruals and coupon payments are recognized directly in interest expense in the Company’s statement of operations and comprehensive income. Upon discontinuation of a hedge, all previously recognized amounts remain in CTA until the net investment is sold, diluted or liquidated.
During the fourth quarter of Fiscal 2020, the Company terminated all of its net investment hedges related to its Euro-denominated subsidiaries. The early termination of these hedges resulted in the Company receiving $296 million in cash during the fourth quarter of Fiscal 2020.
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

Leases
On March 31, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet for all leases, except certain short-term leases. The Company adopted the new standard recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without restating the comparative prior year periods.
The Company leases retail stores, office space and warehouse space under operating lease agreements that expire at various dates through September 2043. The Company’s leases generally have terms of up to 10 years, generally require a fixed annual rent and may require the payment of additional rent if store sales exceed a negotiated amount. Although most of the Company’s equipment is owned, the Company has limited equipment leases that expire on various dates through May 2024. The Company acts as sublessor in certain leasing arrangements, primarily related to closed stores under its Michael Kors Retail Fleet Optimization Plan, as defined in Note 11. Fixed sublease payments received are recognized on a straight-line basis over the sublease term. The Company determines the sublease term based on the date it provides possession to the subtenant through the expiration date of the sublease.
The Company recognizes operating lease right-of-use assets and lease liabilities at lease commencement date, based on the present value of fixed lease payments over the expected lease term. The Company uses its incremental borrowing rates to determine the present value of fixed lease payments based on the information available at the lease commencement date, as the rate implicit in the lease is not readily determinable for the Company’s leases. The Company’s incremental borrowing rates are based on the term of the leases, the economic environment of the leases and reflect the expected interest rate it would incur to borrow on a secured basis. Certain leases include one or more renewal options, generally for the same period as the initial term of the lease. The exercise of lease renewal options is generally at the Company’s sole discretion and as such, the Company typically determines that exercise of these renewal options is not reasonably certain. As a result, the Company generally does not include the renewal option period in the expected lease term and the associated lease payments are not included in the measurement of the operating lease right-of-use asset and lease liability. Certain leases also contain termination options with an associated penalty. Generally, the Company is reasonably certain not to exercise these options and as such, they are not included in the determination of the expected lease term. The Company recognizes operating lease expense on a straight-line basis over the lease term.
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
Debt Issuance Costs and Unamortized Discounts
The Company defers debt issuance costs directly associated with acquiring third party financing. These debt issuance costs and any discounts on issued debt are amortized on a straight-line basis, which approximates the effective interest method, as interest expense over the term of the related indebtedness. Deferred financing fees associated with the Company’s revolving credit facilities are recorded within prepaid expenses and other current assets. Deferred financing fees and unamortized discounts associated with the Company’s other borrowings are recorded as an offset to long-term debt in the Company’s consolidated balance sheets. See Note 12 for additional information.
Net (Loss) Income per Share
The Company’s basic net (loss) income per ordinary share is calculated by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Diluted net loss per ordinary share reflects the potential dilution that would occur if share option grants or any other potentially dilutive instruments, including restricted shares and restricted share units ("RSUs"), were exercised or converted into ordinary shares. These potentially dilutive securities are included in diluted shares to the extent they are dilutive under the treasury stock method for the applicable periods. Performance-based RSUs are included in diluted shares if the related performance conditions are considered satisfied as of the end of the reporting period and to the extent they are dilutive under the treasury stock method.
The components of the calculation of basic net (loss) income per ordinary share and diluted net loss per ordinary share are as follows (in millions, except share and per share data):

	Fiscal Years Ended
	March 28, 2020	March 30, 2019	March 31, 2018
Numerator:
Net (loss) income attributable to Capri	$(223)	$543	$592
Denominator:
Basic weighted average shares	150,714,598	149,765,468	152,283,586
Weighted average dilutive share equivalents:
Share options and restricted shares/units, and performance restricted share units	—	1,848,882	2,819,299
Diluted weighted average shares	150,714,598	151,614,350	155,102,885
Basic net (loss) income per share (1)	$(1.48)	$3.62	$3.89
Diluted net (loss) income per share (1)	$(1.48)	$3.58	$3.82

(1)Basic and diluted net (loss) income per share are calculated using unrounded numbers.
Share equivalents for 3,752,560 shares, 1,409,415 shares and 1,662,889 shares, for Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively, have been excluded from the above calculation due to their anti-dilutive effect.
Diluted net loss per share attributable to Capri for Fiscal 2020 excluded all potentially dilutive securities because there was a net loss attributable to Capri for the period and, as such, the inclusion of these securities would have been anti-dilutive.
Noncontrolling Interest and Redeemable Noncontrolling Interest
The Company has an ownership interest in the Michael Kors Latin American joint venture, MK (Panama) Holdings, S.A. and subsidiaries of 75%, an ownership interest in the Jimmy Choo EMEA Joint Ventures, JC Industry S.r.L of 33% and JC Gulf Trading LLC of 49%, a 50% ownership interest in J. Choo Russia J.V. Limited, and a 70% interest in Versace Australia PTY Limited (“Versace Australia”).
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

The below table details the balance sheet adjustments recorded on March 31, 2019 in connection with the Company’s adoption of ASU 2016-02 (in millions):

	March 30, 2019 As Reported under ASC 840	ASC 842 Adjustments		March 31, 2019 As Reported Under ASC 842
Assets
Prepaid expenses and other current assets	$221	$(23)	(1)	$198
Operating lease right-of-use assets	—	1,876	(2)	1,876
Intangible assets, net	2,293	(40)	(3)	2,253
Deferred tax assets	112	38	(4)	150
Liabilities
Current portion of operating lease liabilities	—	386	(5)	386
Accrued expenses and other current liabilities	374	(72)	(6)	302
Long-term portion of operating lease liabilities	—	1,828	(5)	1,828
Deferred Rent	132	(132)	(7)	—
Deferred tax liabilities	438	(7)	(4)	431
Shareholders’ Equity
Retained earnings	4,707	(152)	(4)	4,555

(1)Represents the reclassification of rent paid in advance to current operating lease liabilities.
(2)Represents the recognition of operating lease right-of-use assets, reflecting the reclassifications of deferred rent, sublease liabilities, tenant allowances, and lease rights. This balance also reflects the initial impairments of the operating lease right-of-use assets recorded through retained earnings, as described below.
(3)Represents the reclassifications of lease rights for leases recorded in conjunction with the Company’s acquisitions to operating lease right-of-use assets.
(4)Represents the initial impairment recognized through retained earnings for certain underperforming retail store locations for which property and equipment were previously impaired, net of associated deferred taxes.
(5)Represents the recognition of current and non-current lease liabilities for fixed payments associated with the Company’s operating leases.
(6)Represents the reclassification of $54 million in sublease liabilities, primarily related to Michael Kors retail stores closed under the Michael Kors Retail Fleet Optimization Plan as defined in Note 10, as well as the reclassification of $18 million of deferred rent and tenant allowances to operating lease right-of-use assets.
(7)Represents the reclassification of noncurrent deferred rent and tenant improvement allowances to operating lease right-of-use assets.
See Note 4 for additional disclosures related to the Company’s lease accounting policy.
Recently Issued Accounting Pronouncements
The Company has considered all new accounting pronouncements and have concluded that there are no new pronouncements that are expected to have a material impact on our results of operations, financial condition or cash flows based on current information.
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which amends the guidance on measuring credit losses for certain financial assets measured at amortized cost, including trade receivables. The FASB has subsequently issued several updates to the standard, providing additional guidance on certain topics covered by the standard. This update requires entities to recognize an allowance for credit losses using a forward-looking expected loss impairment model, taking into consideration historical experience, current conditions, and supportable forecasts that impact collectibility. ASU No. 2016-13 is effective for the Company beginning in its Fiscal 2021. The adoption of this update is not expected to have a material impact on the Company's consolidated financial statements.

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
Retail
The Company generates sales through directly operated stores and e-commerce throughout the Americas (U.S., Canada and Latin America), EMEA (Europe, Middle East and Africa) and certain parts of Asia. Retail revenue is recognized when control of the product is transferred at the point of sale at Company owned stores, including concessions. For e-commerce transactions, control is transferred and revenue is recognized when products are delivered to the customer, net of estimated returns. To arrive at net sales for retail, gross sales are reduced by actual customer returns, as well as by a provision for estimated future customer returns.
Sales tax collected from retail customers are presented on a net basis and, as such, are excluded from revenue. Shipping and handling costs that are billed to customers are included in net sales, with the related costs recorded in cost of goods sold. Shipping and handling costs that are not billed to customers are accounted for as fulfillment costs.
Gift Cards. The Company sells gift cards that can be redeemed for merchandise, resulting in a contract liability upon issuance. Revenue is recognized when the gift card is redeemed or upon “breakage” for the estimated portion of gift cards that are not expected to be redeemed. “Breakage” revenue is calculated under the proportional redemption methodology, which considers the historical patterns of redemption in jurisdictions where the Company is not required to remit the value of the unredeemed gift cards as unclaimed property. The Company anticipates that substantially all of its outstanding gift cards will be redeemed within the next 12 months. The contract liability related to gift cards, net of estimated “breakage”, was $11 million and $13 million as of March 28, 2020 and March 30, 2019, respectively, and is included in accrued expenses and other current liabilities in the Company’s consolidated balance sheet.
Loyalty Program. The Company offers a loyalty program, which allows its Michael Kors U.S. customers to earn points on qualifying purchases toward monetary and non-monetary rewards, which may be redeemed for purchases at Michael Kors retail stores and e-commerce sites. The Company defers a portion of the initial sales transaction based on the estimated relative fair value of the benefits based on projected timing of future redemptions and historical activity. These amounts include estimated “breakage” for points that are not expected to be redeemed. The contract liability, net of an estimated “breakage,” of $2 million and $3 million as of March 28, 2020 and March 30, 2019, respectively, is recorded as a reduction to revenue in the consolidated statements of income and comprehensive income and within accrued expenses and other current liabilities in the Company’s consolidated balance sheet and is expected to be recognized within the next 12 months.
Wholesale
The Company’s products are sold primarily to major department stores, specialty stores and travel retail shops throughout the Americas, EMEA and Asia. The Company also has arrangements where its products are sold to geographic licensees in certain parts of EMEA, Asia and South America. Wholesale revenue is recognized net of estimates for sales returns, discounts, markdowns and allowances, when merchandise is shipped and control of the underlying product is transferred to the Company’s wholesale customers. To arrive at net sales for wholesale, gross sales are reduced by provisions for estimated future returns, as well as trade discounts, markdowns, allowances, operational chargebacks and certain cooperative selling expenses. These estimates are developed based on historical trends, actual and forecasted performance and market conditions, and are reviewed by management on a quarterly basis. Unfulfilled, non-cancelable purchase orders for products from wholesale customers (including the Company’s geographic licensees) are expected to be fulfilled within the next 12 months.

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
The Company recognizes royalty revenue and advertising contributions based on the percentage of sales made by the licensees. Advertising contributions are received to support the Company’s branded advertising and marketing campaigns and are viewed as part of a single performance obligation with the right to access the Company’s trademarks. Royalty revenue generated from licenses, which includes contributions for advertising, may be subject to contractual minimum levels, as defined in the contract. Such minimums are generally fixed annually, based on the previous year’s sales. Licensing revenue is based on reported current period sales of licensed products at rates that are specified in the license agreements for contracts that are expected to exceed the related guaranteed minimums. If the Company expects the minimum guaranteed amounts to exceed amounts calculated based on actual sales, the guaranteed minimums are recognized ratably over the contractual year to which they relate. Generally the Company’s guaranteed minimum royalty amounts due from licensees relate to contractual periods that do not exceed 12 months, however, some of our guaranteed minimums for Versace are multi-year based. As of March 28, 2020, contractually guaranteed minimum fees from our license agreements expected to be recognized as revenue during future periods were as follows (in millions):

Contractually Guaranteed Minimum Fees
Fiscal 2021	$27
Fiscal 2022	26
Fiscal 2023	20
Fiscal 2024	10
Fiscal 2025	6
Fiscal 2026 and thereafter	29
Total	$118
Sales Returns
For the sale of goods with a right of return, the Company recognizes revenue for the consideration to which it expects to be entitled and a refund liability for the amount it expects to refund to its customers within accrued expenses and other current liabilities. The refund liability is estimated based on management’s review of historical and current customer returns for its retail and wholesale customers, estimated future returns, adjusted for non-resalable products. The Company also considers its product strategies, as well as the financial condition of its customers, store closings by wholesale customers, changes in the retail environment and other macroeconomic factors. The Company recognizes an asset with a corresponding adjustment to cost of sales for the right to recover the products from its retail and wholesale customers. The refund liability recorded as of March 28, 2020 and March 30, 2019 was $37 million and $35 million, respectively, and the related asset for the right to recover returned product as of March 28, 2020 and March 30, 2019 was $14 million and $12 million, respectively.
Contract Balances
The Company’s contract liabilities are recorded within accrued expenses and other current liabilities and other long-term liabilities in its consolidated balance sheets depending on the short- or long-term nature of the payments to be recognized. The Company’s contract liabilities primarily consist of gift card liabilities, loyalty program liabilities and advanced payments from product licensees. Total contract liabilities were $22 million and $31 million as of March 28, 2020 and March 30, 2019, respectively. Contract liabilities decreased $5 million as a result of the adoption of ASC 606 on April 1, 2018, due to recognition of gift card breakage revenue (see Note 2). During Fiscal 2020 and Fiscal 2019, the Company recognized $20 million and $16 million in revenue, respectively, relating to contract liabilities that existed at March 28, 2020 and March 30, 2019, respectively. There were no contract assets recorded as of March 28, 2020 and March 30, 2019.
There were no changes in historical variable consideration estimates that were materially different from actual results.

Disaggregation of Revenue
The following table presents the Company’s segment revenues disaggregated by geographic location (in millions):

	Fiscal Years Ended
	March 28, 2020	March 30, 2019	March 31, 2018
Versace revenue - the Americas	$186	$22	$—
Versace revenue - EMEA	420	66	—
Versace revenue - Asia	237	49	—
Total Versace	843	137	—
Jimmy Choo revenue - the Americas	107	96	37
Jimmy Choo revenue - EMEA	282	321	123
Jimmy Choo revenue - Asia	166	173	63
Total Jimmy Choo	555	590	223
Michael Kors revenue - the Americas	2,822	3,064	2,996
Michael Kors revenue - EMEA	821	892	970
Michael Kors revenue - Asia	510	555	530
Total Michael Kors	4,153	4,511	4,496

Total revenue - the Americas	3,115	3,182	3,033
Total revenue - EMEA	1,523	1,279	1,093
Total revenue - Asia	913	777	593
Total revenue	$5,551	$5,238	$4,719

4. Leases
The following table presents the Company’s supplemental balance sheet information related to leases (in millions):

	Balance Sheet Location	March 28, 2020
Assets
Operating leases	Operating lease right-of-use assets	$1,625

Liabilities
Current:
Operating leases	Short-term portion of operating lease liabilities	$430
Non-current:
Operating leases	Long-term portion of operating lease liabilities	$1,758
The components of net lease costs for the fiscal year ended March 28, 2020 were as follows (in millions):

	Statement of Operations and Comprehensive Income Location	March 28, 2020
Operating lease cost	Selling, general and administrative expenses	$449
Short-term lease cost	Selling, general and administrative expenses	18
Variable lease cost (1)	Selling, general and administrative expenses	155
Sublease income	Selling, general and administrative expenses	(6)
Total lease cost		$616

(1)The Company elected to account for rent concessions negotiated in connection with COVID-19 as if it were contemplated as part of the existing contract and these concessions are recorded as variable lease expense. There is an immaterial impact from these concession for the fiscal year ended March 28, 2020.
The following table presents the Company’s supplemental cash flow information related to leases (in millions):

March 28, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$495
Non-cash transactions:
Lease assets obtained in exchange for new lease liabilities	$428
The following tables summarizes the weighted average remaining lease term and weighted average discount rate related to the Company’s operating lease right-of-use assets and lease liabilities recorded on the balance sheet as of March 28, 2020:

March 28, 2020
Operating leases:
Weighted average remaining lease term (years)	6.6
Weighted average discount rate	2.9%
At March 28, 2020, the future minimum lease payments under the terms of these noncancelable operating lease agreements are as follows (in millions):

March 28, 2020
Fiscal 2021	$489
Fiscal 2022	432
Fiscal 2023	369
Fiscal 2024	312
Fiscal 2025	239
Thereafter	566
Total lease payments	2,407
Less: interest	(219)
Total lease liabilities	$2,188
At March 28, 2020, the future minimum sublease income under the terms of these noncancelable operating lease agreements are as follows (in millions):

March 28, 2020
Fiscal 2021	$6
Fiscal 2022	5
Fiscal 2023	5
Fiscal 2024	4
Fiscal 2025	4
Thereafter	12
Total sublease income	$36
Additionally, the Company had approximately $13 million of future payment obligations related to executed lease agreements for which the related lease has not yet commenced as of March 28, 2020.
See Note 2 for additional information on the Company's accounting policies related to leases.

5. Acquisitions
Fiscal 2020
Acquisition of Alberto Gozzi S.r.L.
On December 16, 2019, the Company entered into a definitive agreement to acquire Italian atelier and shoe manufacturer Alberto Gozzi S.r.L. The transaction was completed in the Company's fourth quarter of Fiscal 2020 and the assets and liabilities acquired approximated fair value. The acquired identifiable assets and liabilities net to a nominal amount, with $11 million recognized in goodwill allocated to the Jimmy Choo reportable segment.
Fiscal 2019
Acquisition of Versace
On December 31, 2018, the Company completed the acquisition of Versace for a total enterprise value of approximately €1.753 billion (or approximately $2.005 billion), giving effect to an investment made by the Versace family at acquisition of 2.4 million shares. The acquisition was funded through a combination of borrowings under the Company’s 2018 Term Loan Facility, drawings under the Company’s Revolving Credit Facility and cash on hand (see Note 12 for additional information).
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
The Company recorded measurement period adjustments during Fiscal 2020. The measurement period adjustments are primarily related to conclusions reached on the ability to utilize certain deferred tax assets based on new facts and circumstances identified which existed at the acquisition date and if known, would have affected the measurement of the amounts recognized as of that date. The net measurement period adjustments increased goodwill by $26 million.
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
The unaudited pro-forma consolidated results above are based on the historical financial statements of the Company and Versace and are not necessarily indicative of the results of operations that would have been achieved if the acquisition was completed at the beginning of Fiscal 2018 and are not indicative of the future operating results of the combined company. The financial information for Versace prior to the acquisition has been included in the pro-forma results of operations on a calendar-year basis and includes certain adjustments to Versace’s historical consolidated financial statements to align with U.S. GAAP and the Company’s accounting policies. The pro-forma consolidated results of operations also include the effects of purchase accounting adjustments, including amortization charges related to the definite-lived intangible assets acquired, fair value adjustments relating to leases and property and equipment, and the related tax effects assuming that the business combination occurred on April 2, 2017. Purchase accounting amortization of the inventory step-up adjustment has been excluded from the above pro-forma amounts due to the short-term nature of this adjustment. The pro-forma consolidated financial statements also reflect the impact of debt repayment and borrowings made to finance the acquisition (see Note 12) and exclude historical interest expenses related to Versace’s €90 million pre-existing debt. Transaction costs of $41 million for Fiscal 2019, which have been recorded within restructuring and other charges in the Company’s consolidated statements of operations and comprehensive income, have been excluded from the above pro-forma consolidated results of operations due to their non-recurring nature. The shares used to calculate the pro-forma net income per ordinary share attributable to Capri reflect the weighted average impact of a 2.4 million ordinary share investment made by the Versace family at acquisition date.

Fiscal 2018
Acquisition of Jimmy Choo Group Limited
On November 1, 2017, the Company completed the acquisition of Jimmy Choo, whereby the Company's wholly-owned subsidiary acquired all of Jimmy Choo’s issued and to be issued shares at a purchase price of 230 pence per share in cash, for a total transaction value of $1.447 billion, including the repayment of existing debt obligations, which was funded through a combination of borrowings under the Company’s new $1.0 billion term loan facility, the issuance of the Senior Notes and cash on hand (please refer to Note 12 for additional information).
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
The unaudited pro-forma consolidated results above are based on the historical financial statements of the Company and Jimmy Choo and are not necessarily indicative of the results of operations that would have been achieved if the acquisition was completed at the beginning of Fiscal 2017 and are not indicative of the future operating results of the combined company. The financial information for Jimmy Choo prior to the acquisition has been included in the pro-forma results of operations on a calendar-year basis and includes certain adjustments to Jimmy Choo’s historical consolidated financial statements to align with U.S. GAAP and the Company’s accounting policies. The pro-forma consolidated results of operations also include the effects of purchase accounting adjustments, including amortization charges related to the definite-lived intangible assets acquired, fair value adjustments relating to leases and property and equipment, and the related tax effects assuming that the business combination occurred on April 3, 2016. Purchase accounting amortization of the inventory step-up adjustment has been excluded from the above pro-forma amounts due to the short-term nature of this adjustment. The pro-forma consolidated financial statement also reflect the impact of debt repayment and borrowings made to finance the acquisition (see Note 12) and exclude historical interest expense for Jimmy Choo. Transaction costs of $41 million for Fiscal 2018, which have been recorded within restructuring and other charges in the Company’s consolidated statements of operations and comprehensive income, have been excluded from the above pro-forma consolidated results of operations due to their non-recurring nature.

6. Receivables, net
Receivables, net consist of (in millions):

	March 28, 2020	March 30, 2019
Trade receivables (1)	$432	$459
Receivables due from licensees	14	23
	446	482
Less: allowances	(138)	(99)
	$308	$383

(1)As of March 28, 2020 and March 30, 2019, $80 million and $317 million, respectively, of trade receivables were insured.

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
The Company’s allowance for doubtful accounts is determined through analysis of periodic aging of receivables that are not covered by insurance and assessments of collectability based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers and the impact of general economic conditions. The past due status of a receivable is based on its contractual terms. Amounts deemed uncollectible are written off against the allowance when it is probable the amounts will not be recovered. Allowance for doubtful accounts was $39 million as of March 28, 2020, including the impact related to COVID-19. Allowance for doubtful accounts was $18 million as of March 30, 2019, which included an $11 million allowance within the opening balance sheet of the newly acquired Versace business. The Company had bad debt expense of $29 million, $4 million and $8 million, respectively, for Fiscal 2020, Fiscal 2019 and Fiscal 2018.

7. Concentration of Credit Risk, Major Customers and Suppliers
Financial instruments that subject the Company to concentration of credit risk are cash and cash equivalents and receivables. As part of its ongoing procedures, the Company monitors its concentration of deposits with various financial institutions in order to avoid any undue exposure. The Company mitigates its risk by depositing cash and cash equivalents in major financial institutions. The Company also mitigates its credit risk by obtaining insurance coverage for a portion of its receivables (see Note 6). No individual customer accounted for 10% or more of the Company’s total revenues during Fiscal 2020, Fiscal 2019 or Fiscal 2018.
The Company contracts for the purchase of finished goods principally with independent third-party contractors, whereby the contractor is generally responsible for all manufacturing processes. Although the Company does not have any long-term agreements with any of its manufacturing contractors, the Company believes it has mutually satisfactory relationships with them. The Company allocates product manufacturing among agents and contractors based on their capabilities, the availability of production capacity, quality, pricing and delivery. The inability of certain contractors to provide needed services on a timely basis could adversely affect the Company’s operations and financial condition. For Fiscal 2020, Fiscal 2019 and Fiscal 2018, one contractor accounted for approximately 20%, 21% and 26%, respectively, of the Company’s total finished goods purchases, based on dollar volume.
The Company also has relationships with various agents who source finished goods with numerous contractors on behalf of its Michael Kors brand. For Fiscal 2020, Fiscal 2019 and Fiscal 2018, one agent sourced approximately 26%, 24% and 24%, respectively, of Michael Kors finished goods, based on unit volume.

8. Property and Equipment, Net
Property and equipment, net, consists of (in millions):

	March 28, 2020	March 30, 2019
Leasehold improvements	$704	$639
In-store shops	236	270
Furniture and fixtures	329	292
Computer equipment and software	329	292
Equipment	136	123
Building	49	47
Land	19	15
	1,802	1,678
Less: accumulated depreciation and amortization	(1,310)	(1,115)
	492	563
Construction-in-progress	69	52
	$561	$615

Depreciation and amortization of property and equipment for the fiscal years ended March 28, 2020, March 30, 2019, and March 31, 2018 was $200 million, $188 million and $182 million, respectively. During Fiscal 2020, the Company recorded property and equipment impairment charges of $77 million, $66 million of which related to the Company's retail store locations and $11 million of which related to determining asset groups for the Company’s premier store locations at an individual store level. See Note 14 for additional information. During Fiscal 2019 and Fiscal 2018, the Company recorded property and equipment impairment charges of $19 million and $28 million, respectively, primarily related to underperforming Michael Kors retail locations.

9. Intangible Assets and Goodwill
The following table details the carrying values of the Company’s intangible assets other than goodwill (in millions):

	March 28, 2020			March 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Reacquired rights	$400	$61	$339	$400	$45	$355
Trademarks	23	20	3	23	19	4
Lease rights (1)	—	—	—	96	56	40
Customer relationships	404	51	353	415	23	392
	827	132	695	934	143	791

Indefinite-lived intangible assets:
Jimmy Choo brand (2)	547	180	367	572	—	572
Versace brand (3)	924	—	924	930	—	930
	1,471	180	1,291	1,502	—	1,502

Total intangible assets, excluding goodwill	$2,298	$312	$1,986	$2,436	$143	$2,293
________________________________
(1)The March 30, 2019 balance includes certain lease rights that were reclassified to the operating lease right-of-use asset as part of the adoption of ASU 2016-02 in Fiscal 2020. Includes $2 million and $5 million, respectively, of impairment charges recorded during Fiscal 2019 and Fiscal 2018, primarily in connection with underperforming full-price Michael Kors retail stores. See Note 14 for additional information.
(2)The year-over-year change in carrying value reflects an impairment charge of $180 million and foreign currency translation of $25 million. The Company did not incur any impairment charges in prior periods.
(3)The year-over-year change in carrying value relates to foreign currency translation.
Reacquired rights relate to the Company’s reacquisition of the rights to use the Michael Kors trademarks and to import, sell, advertise and promote certain of its products in the previously licensed territories in the Greater China region and are being amortized through March 31, 2041, the expiration date of the related license agreement. The trademarks relate to the Michael Kors brand name and are amortized over twenty years. Customer relationships are amortized over five to eighteen years. Key money is amortized over the respective terms of the underlying lease, including highly probable renewal periods. Amortization expense for the Company’s definite-lived intangibles was $49 million, $37 million and $26 million, respectively, for each of the fiscal years ended March 28, 2020, March 30, 2019 and March 31, 2018.
Indefinite-lived intangible assets other than goodwill included the Versace and Jimmy Choo brands, which were recorded in connection with the acquisitions of Versace and Jimmy Choo, and have an indefinite life due to being essential to the Company’s ability to operate the Versace and Jimmy Choo businesses for the foreseeable future.

Estimated amortization expense for each of the next five years is as follows (in millions):

Fiscal 2021	$46
Fiscal 2022	46
Fiscal 2023	46
Fiscal 2024	45
Fiscal 2025	45
Fiscal 2026 and thereafter	467
$695
The future amortization expense above reflects weighted-average estimated remaining useful lives of 21 years for reacquired rights, 3 years for trademarks and 13 years for customer relationships.
The following table details the changes in goodwill for each of the Company’s reportable segments (in millions):

	Versace	Jimmy Choo	Michael Kors (1)	Total
Balance at March 31, 2018	$—	$728	$120	$848
Acquisition of Versace (1)	878	—	—	878
Foreign currency translation	(17)	(50)	—	(67)
Balance at March 30, 2019	861	678	120	1,659
Acquisition	—	11	—	11
Measurement period adjustment (1)	26	—	—	26
Impairment charges (2)	—	(171)	—	(171)
Foreign currency translation	(6)	(31)	—	(37)
Balance at March 28, 2020	$881	$487	$120	$1,488

(1)See Note 5 for additional information.
(2)The Company recorded impairment charges of $171 million related to the Jimmy Choo retail and licensing reporting units. The Company did not incur any goodwill impairment charges in prior periods.
The Company’s goodwill and the Versace and Jimmy Choo brands are not subject to amortization but are evaluated for impairment annually in the last quarter of each fiscal year, or whenever impairment indicators exist. During the fourth quarter of Fiscal 2020, the Company performed its annual goodwill and indefinite-lived intangible assets impairment analysis for its three segments. The Company performed its goodwill impairment assessment for its Michael Kors segment using a qualitative assessment. As a result of realigning its segment reporting structure during the fourth quarter of Fiscal 2019, the Company presented the carrying amount of goodwill for the Michael Kors Retail, Michael Kors Wholesale and Michael Kors Licensing reporting units within the Michael Kors reportable segment. Based on the results of the Company’s qualitative impairment assessment, the Company concluded that it is more likely than not that the fair value of the Michael Kors’ reporting units exceeded their carrying value and, therefore, were not impaired.
The Company performed its annual goodwill and indefinite-lived intangible asset impairment analysis for both the Versace and Jimmy Choo reporting units using a quantitative approach, using a discounted cash flow analysis to estimate the fair values of the each brands' reporting units. Based on the results of these assessments, the Company concluded that the fair values of the Jimmy Choo retail and licensing reporting units and the Jimmy Choo brand indefinite-lived intangible asset did not exceed the related carrying amounts. Jimmy Choo expects to experience a reduction in profitability trends, primarily related to the ongoing impact of the COVID-19 pandemic, resulting in declines in sales driven by the full and partial closures of a significant portion of our stores globally.
The Company also concluded that the fair values of the Versace reporting units and the Versace brand indefinite-lived intangible asset exceeded the related carrying amounts and there was no impairment recorded.
Accordingly, the Company recorded impairment charges of $171 million related to the Jimmy Choo retail and licensing reporting units and $180 million related to the Jimmy Choo brand intangible asset during Fiscal 2020. The impairment charges were recorded within impairment of assets on the Company's consolidated statement of operations and comprehensive income for the fiscal year ended March 28, 2020. See Note 14 to the accompanying audited financial statements for information relating to its annual impairment analysis performed during the fourth quarter of Fiscal 2020.

10. Current Assets and Current Liabilities
Prepaid expenses and other current assets consist of the following (in millions):

	March 28, 2020	March 30, 2019
Prepaid taxes	$116	$125
Prepaid contracts	17	15
Other accounts receivables	10	10
Interest receivable related to net investment hedges	1	11
Prepaid rent	—	24
Other	23	36
	$167	$221
Accrued expenses and other current liabilities consist of the following (in millions):

	March 28, 2020	March 30, 2019
Other taxes payable	$38	$47
Return liabilities	37	35
Accrued capital expenditures	31	25
Gift cards and retail store credits	11	13
Accrued rent (1)	10	34
Professional services	10	12
Accrued litigation	10	11
Restructuring liability (2)	9	64
Accrued advertising and marketing	9	10
Accrued interest	8	10
Accrued purchases and samples	3	29
Other	65	84
	$241	$374

(1)The accrued rent balance relates to variable lease payments.
(2)In connection with the adoption of ASU 2016-02, certain lease related assets and liabilities were reflected within operating lease right-of-use assets and liabilities as of March 28, 2020. See Note 2 and Note 4 for additional information.

11. Restructuring and Other Charges
Michael Kors Retail Fleet Optimization Plan
During Fiscal 2020, the Company completed its plan to close between 100 and 150 of its Michael Kors retail stores in order to improve the profitability of its retail store fleet (“Michael Kors Retail Fleet Optimization Plan”). The Company expected approximately $100 - $125 million of one-time costs associated with these store closures, with total costs in line with its original expectations. Collectively, the Company continues to anticipate ongoing savings as a result of the store closures and lower depreciation expense associated with the impairment charges being recorded.

During Fiscal 2020, the Company closed 43 of its Michael Kors retail stores under the Michael Kors Retail Fleet Optimization Plan, for a total of 143 stores closed at a cost of $99 million since plan inception. Restructuring charges recorded in connection with the Michael Kors Retail Fleet Optimization Plan during Fiscal 2020 was $5 million. The below table presents a rollforward of the Company’s remaining restructuring liability related to this plan (in millions):

	Severance and benefit costs	Lease-related and other costs	Total
Balance at March 30, 2019	$2	$53	$55
ASC 842 (Leases) Adjustment (1)	—	(46)	(46)
Balance at March 31, 2019	2	7	9
Additions charged to expense	—	5	5
Payments	(1)	(8)	(9)
Balance at March 28, 2020	$1	$4	$5

(1)Consists of the reclassification of sublease liabilities to an offset of the related operating lease right-of-use asset due to the adoption of ASC 842. See Note 2 and Note 4 for further information.
During Fiscal 2019, the Company recorded restructuring charges of $41 million under the Michael Kors Retail Fleet Optimization Plan, which were comprised of lease-related charges of $38 million and severance and benefit costs of $3 million. During Fiscal 2018, the Company recorded restructuring charges of $53 million under the Michael Kors Retail Fleet Optimization Plan, which were comprised of lease-related charges of $52 million and severance and benefit costs of $1 million.

Other Restructuring Charges
In addition to the restructuring charges related to the Michael Kors Retail Fleet Optimization Plan, the Company incurred charges of $3 million primarily consisting of lease-related costs during Fiscal 2020. The Company also incurred charges of $4 million relating to Jimmy Choo lease-related charges during Fiscal 2019.
Other Costs
During Fiscal 2020, the Company recorded costs of $34 million, which included $24 million in connection with the Versace acquisition and $9 million in connection with the acquisition of Jimmy Choo, and $1 million in connection with the acquisition of Gozzi.
During Fiscal 2019, the Company recorded costs of $79 million, which included $52 million in connection with the Versace acquisition and $27 million in connection with the Jimmy Choo acquisition. During Fiscal 2018, the Company recorded costs of $49 million in connection with the Jimmy Choo acquisition. See Note 5 for additional information relating to these acquisitions.

12. Debt Obligations
The following table presents the Company’s debt obligations (in millions):

	March 28, 2020	March 30, 2019
Term Loan(1)	$1,015	$1,580
4.000% Senior Notes due 2024	450	450
Revolving Credit Facilities	720	550
Other	3	1
Total debt	2,188	2,581
Less: Unamortized debt issuance costs	8	13
Less: Unamortized discount on long-term debt	1	2
Total carrying value of debt	2,179	2,566
Less: Short-term debt	167	630
Total long-term debt	$2,012	$1,936

(1)During Fiscal 2019, the Company repaid the remaining $59 million of borrowings outstanding under the previous Term Loan Facility entered into in connection with the Jimmy Choo acquisition.
Senior Unsecured Revolving Credit Facility
On March 20, 2020, the Company entered into the first amendment (the “First Amendment”) to its third amended and restated senior unsecured credit facility, dated as of November 15, 2018 (the “2018 Credit Facility”), with, among others, JPMorgan Chase Bank, N.A., as administrative agent. The First Amendment amends the 2018 Credit Facility to, among other things, provide for the exchange of approximately $267 million (out of $315 million) in aggregate principal amount of outstanding term loans due on the second anniversary, for term loans with the existing remaining tranche that matures on the fifth anniversary, resulting in the extension of the maturity of such exchanged loans to the third quarter of Fiscal 2024. The remaining $48 million that were not exchanged remain due in the third quarter of Fiscal 2021. In addition, the leverage ratio covenant metric in the 2018 Credit Facility was modified to take into account operating lease liability as defined by ASC 842. The Company and its U.S., Canadian, Dutch and Swiss subsidiaries are the borrowers under the 2018 Credit Facility. The borrowers and certain material subsidiaries of the Company provide unsecured guarantees of the 2018 Credit Facility. The 2018 Credit Facility provides for a $1.0 billion revolving credit facility (the “Revolving Credit Facility”), which may be denominated in U.S. Dollars and other currencies, including Euros, Canadian Dollars, Pounds Sterling, Japanese Yen and Swiss Francs. The Revolving Credit Facility also provides sub-facilities for the issuance of letters of credit of up to $75 million and swing line loans of up to $75 million. The 2018 Credit Facility also provides for a $1.6 billion term loan facility (the “2018 Term Loan Facility”) to finance a portion of the purchase price of the Company’s acquisition of Versace. The 2018 Term Loan Facility is divided into two tranches that now mature on the fifth anniversary of the initial borrowing of the term loans, except for the remaining $48 million that were not exchanged, and are required to be repaid on the last business day of March, June, September and December of each year, commencing after the last business day of the first full fiscal quarter after the initial borrowing, in installments equal to 2.50% of the aggregate original principal amount of the term loans. The Company has the right to prepay its borrowings under the 2018 Term Loan Facility at any time in whole or in part. The Revolving Credit Facility expires on November 15, 2023. The Company has the ability to expand its borrowing availability under the 2018 Credit Facility in the form of revolving commitments or term loans by up to an additional $500 million, subject to the agreement of the participating lenders and certain other customary conditions.
Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at the following rates:
•for any loans (except loans denominated in Canadian Dollars), the greater of Adjusted LIBOR for the applicable interest period and zero, plus an applicable margin based on the Company’s public debt rating;

•for loans denominated in U.S. Dollars, an alternate base rate, which is the greatest of: (a) the prime rate publicly announced from time to time by JPMorgan Chase, (b) the greater of the federal funds effective rate and the Federal Reserve Bank of New York overnight bank funding rate and zero, plus 50 basis points, and (c) the greater of the one-month London Interbank Offered Rate adjusted for statutory reserve requirements for Eurocurrency liabilities (“Adjusted LIBOR”) and zero, plus 100 basis points, in each case, plus an applicable margin based on the Company’s public debt ratings;
•for loans denominated in Canadian Dollars, the Canadian prime rate, which is the greater of the PRIMCAN Index rate and the rate applicable to one-month Canadian Dollar banker’s acceptances quoted on Reuters (“CDOR”), plus 100 basis points, plus an applicable margin based on the Company’s public debt ratings; or
•for loans denominated in Canadian Dollars, the average CDOR rate for the applicable interest period, plus 10 basis points per annum, plus an applicable margin based on the Company’s public debt ratings.
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
As of the last day of Fiscal 2020, the 2018 Credit Facility required the Company to maintain a leverage ratio as of the end of each fiscal quarter of no greater than 3.75 to 1. Such leverage ratio is calculated based on the ratio of consolidated total indebtedness plus the capitalized amount of all operating lease liabilities presented on our consolidated balance sheets to Consolidated EBITDAR (as defined below) for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined as consolidated net income plus income tax expense, net interest expense, depreciation and amortization expense, consolidated rent expense and other non-cash charges, subject to certain additions and deductions. The 2018 Credit Facility also includes covenants that limit additional indebtedness, guarantees, liens, acquisitions and other investments and cash dividends that are customary for financings of this type. See Note 23 for additional information. As of March 28, 2020 and the date these financial statements were issued, the Company was in compliance with all covenants related to this agreement.
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
In connection with the acquisition of Versace, on December 21, 2018 the Company borrowed $1.6 billion in term loans under the 2018 Term Loan Facility and $350 million under its $1.0 billion Revolving Credit Facility provided for under the 2018 Credit Facility, to pay a portion of the acquisition consideration and other related fees and expenses. As of March 28, 2020 and March 30, 2019, the Company had borrowings of $681 million and $539 million outstanding under the 2018 Revolving Credit Facility, respectively, which were recorded within long-term and short-term debt in its consolidated balance sheets. In addition, stand-by letters of credit of $18 million were outstanding as of March 28, 2020. At March 28, 2020, the amount available for future borrowings under the 2018 Revolving Credit Facility was $301 million. As of March 28, 2020, the carrying value of borrowings outstanding under the 2018 Term Loan Facility was $1.010 billion, net of debt issuance costs of $5 million, of which $128 million was recorded within short-term debt and $882 million was recorded within long-term debt in its consolidated balance sheets.

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
As of March 28, 2020 and March 30, 2019, the carrying value of the Senior Notes was $446 million and $445 million, respectively, net of issuance costs and unamortized discount.
Japan Credit Facility
In November 2017, the Company’s subsidiary in Japan entered into a short term credit facility (“Japan Credit Facility”) with Mitsubishi UFJ Financial Group (“MUFJ”), which may be used to fund general working capital needs of Michael Kors Japan K.K., subject to the bank’s discretion. The Japan Credit Facility is in effect through November 30, 2020. The Japan Credit Facility provides Michael Kors Japan K.K. with a revolving credit line of up to ¥1.0 billion (approximately $9 million). The Japan Credit Facility bears interest at a rate posted by the Bank plus 0.300% two business days prior to the date of borrowing or the date of interest renewal. As of March 28, 2020 and March 30, 2019, the Company had no borrowings outstanding under the Japan Credit Facility.
Hong Kong Credit Facility
In May 2020, the Company’s Hong Kong subsidiary, MKHKL, renewed its uncommitted credit facility (“HK Credit Facility”) with HSBC, which may be used to fund general working capital needs of MKHKL through April 30, 2021 subject to the bank’s discretion. The HK Credit Facility provides MKHKL with a revolving line of credit of up to 100 million Hong Kong Dollars (approximately $14 million), and may be used to support bank guarantees. Borrowings under the HK Credit Facility must be made in increments of at least 5 million Hong Kong Dollars and bear interest at the Hong Kong Interbank Offered Rate (“HIBOR”) plus 150 basis points. As of March 28, 2020 and March 30, 2019, there were no borrowings outstanding under the HK Credit Facility. As of March 28, 2020, bank guarantees supported by this facility were 4 million Hong Kong Dollars (approximately $1 million). At March 28, 2020, the amount available for future borrowings under the HK Credit Facility was 96 million Hong Kong Dollars (approximately $13 million).

China Credit Facility
In January 2019, the Company’s subsidiary in China, MKTSCL, entered into a short-term credit facility (“China Credit Facility”) with HSBC, which may be used to fund general working capital needs, not to exceed 12 months. The China Credit Facility provides MKTSCL with a Revolving Loan Facility of up to RMB 70 million (approximately $10 million); an overdraft facility with a credit line of RMB 10 million (approximately $1 million), and a non-financial bank guarantee facility of RMB 20 million (approximately $3 million) or its equivalent in another currency, at lender’s discretion. Borrowings under the China Credit Facility bear interest at 105% of the applicable People’s Bank of China’s Benchmark lending rate at the time of borrowing. As of March 28, 2020, the Company had no borrowings outstanding under the China Credit Facility.
Versace Credit Facilities
In June 2019, the Company’s subsidiary, Versace, entered into two uncommitted short-term credit facilities, one with Unicredit and the other with Intesa (“Versace Credit Facilities”), which may be used for general working capital needs of Versace. The Versace Credit Facilities provide Versace with a swing line of credit of up to €32 million (approximately $36 million), with interest set by the bank on the date of borrowing. As of March 28, 2020, there were borrowings outstanding of €25 million (approximately $28 million), which were recorded within short-term debt in the Company’s consolidated balance sheet.
In January 2018, Versace entered into an uncommitted short-term credit facility with BNL (“Versace Credit Facility”), which may be used for general working capital needs of Versace. The Versace Credit Facility provides Versace with a swing line of credit of up to €20 million (approximately $22 million), with interest set by the bank on the date of borrowing. As of March 28, 2020, there were borrowings outstanding of €10 million (approximately $11 million), which were recorded within short-term debt in the Company’s consolidated balance sheet.

13. Commitments and Contingencies
Commitments
The Company has issued stand-by letters of credit to guarantee certain of its retail and corporate operating lease commitments, aggregating $24 million at March 28, 2020, including $18 million in letters of credit issued under the 2018 Credit Facility.
Other Commitments
As of March 28, 2020, the Company also has other contractual commitments aggregating $2.830 billion, which consist of inventory purchase commitments of $570 million, debt obligations of $2.179 billion and other contractual obligations of $81 million, which primarily relate to obligations related to the Company’s marketing and advertising agreements, information technology agreements and supply agreements.
Long-term Employment Contract
The Company has an employment agreement with the Chief Creative Officer of the Michael Kors brand that provides for continuous employment through the date of the officer’s death or permanent disability at an annual salary of $1 million. In addition to salary, the agreement provides for an annual bonus and other employee related benefits. In response to the continued global health and economic impact of the COVID-19 pandemic, the Chief Creative Officer of the Michael Kors brand voluntarily elected to forgo his salary for Fiscal 2021.
Contingencies
In the ordinary course of business, the Company is party to various legal proceedings and claims. Although the outcome of such items cannot be determined with certainty, the Company’s management does not believe that the outcome of all pending legal proceedings in the aggregate will have a material adverse effect on its cash flow, results of operations or financial position.

14. Fair Value Measurements
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
Level 2 – Valuations based on quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability and inputs derived principally from or corroborated by observable market data.
Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
At March 28, 2020 and March 30, 2019, the fair values of the Company’s forward foreign currency exchange contracts and net investment hedges were determined using broker quotations, which were calculations derived from observable market information: the applicable currency rates at the balance sheet date and those forward rates particular to the contract at inception. The Company makes no adjustments to these broker obtained quotes or prices, but assesses the credit risk of the counterparty and would adjust the provided valuations for counterparty credit risk when appropriate. The fair values of the forward contracts are included in prepaid expenses and other current assets, and in accrued expenses and other current liabilities in the consolidated balance sheets, depending on whether they represent assets or liabilities to the Company. The fair values of net investment hedges are included in other assets, as detailed in Note 15.
All contracts are measured and recorded at fair value on a recurring basis and are categorized in Level 2 of the fair value hierarchy, as shown in the following table (in millions):

	Fair value at March 28, 2020, using:			Fair value at March 30, 2019, using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets:
Forward foreign currency exchange contracts	$—	$1	$—	$—	$5	$—
Net investment hedges	—	3	—	—	37	—
Total derivative assets	$—	$4	$—	$—	$42	$—

Derivative liabilities:
Other undesignated derivative contracts	$—	$—	$—	$—	$5	$—

The Company’s long-term debt obligations are recorded in its consolidated balance sheets at carrying values, which may differ from the related fair values. The fair value of the Company’s long-term debt is estimated using external pricing data, including any available quoted market prices and based on other debt instruments with similar characteristics. See Note 12 for detailed information relating to carrying values of the Company’s outstanding debt. The following table summarizes the carrying values and estimated fair values of the Company’s short- and long-term debt, based on Level 2 measurements (in millions):

	March 28, 2020		March 30, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
4.000% Senior Notes	$446	$443	$445	$438
Term Loan	$1,010	$957	$1,570	$1,574
Revolving Credit Facilities	$720	$720	$550	$550
The Company’s cash and cash equivalents, accounts receivable and accounts payable, are recorded at carrying value, which approximates fair value.
Non-Financial Assets and Liabilities

The Company’s non-financial assets include goodwill, intangible assets, operating lease right-of-use assets and property and equipment. Such assets are reported at their carrying values and are not subject to recurring fair value measurements. The Company’s goodwill and its indefinite-lived intangible assets (Versace and Jimmy Choo brands) are assessed for impairment at least annually, while its other long-lived assets, including operating lease right-of-use assets, property and equipment and definite-lived intangible assets, are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The fair values of these assets were determined based on Level 3 measurements using the Company’s best estimates of the amount and timing of future discounted cash flows, based on historical experience, market conditions, current trends and performance expectations.
The following table details the carrying values and fair values of the Company’s assets that have been impaired (in millions):

	Carrying Value Prior to Impairment	Fair Value	Impairment Charge
Fiscal 2020:
Operating Lease Right-of-Use Assets	$717	$437	$280
Trade Name	547	367	180
Goodwill	474	303	171
Property and Equipment	105	28	77
Total	$1,843	$1,135	$708

Fiscal 2019:
Property and Equipment	$26	$7	$19
Lease Rights	3	1	2
Total	$29	$8	$21

Fiscal 2018:
Property and Equipment	$31	$3	$28
Lease Rights	5	1	4
Customer relationships	1	—	1
Total	$37	$4	$33

Please refer to Note 8 and Note 9 for additional information.

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
There were no impairment charges related to goodwill or indefinite-lived intangible assets in Fiscal 2019 and Fiscal 2018.

15. Derivative Financial Instruments
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
On September 24, 2018, in connection with the acquisition of Versace, the Company entered into forward foreign currency exchange contracts with a total notional amount of €1.680 billion (approximately $2.001 billion) to mitigate its foreign currency exchange risk through the expected closing date of the acquisition. These derivative contracts were not designated as accounting hedges and were settled on December 21, 2018 as a result of the debt issued in connection with the acquisition of Versace (see Note 12 for further information). Changes in fair value were recorded to foreign currency (gain) loss in the Company’s consolidated statement of operations and comprehensive income for Fiscal 2019.
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
Net Investment Hedges
As of March 28, 2020, the Company had one fixed-to-fixed cross-currency swap agreement with a notional amount of $44 million to hedge its net investment in Japanese Yen-denominated subsidiaries against future volatility in the exchange rate between the U.S. Dollar and the Japanese Yen. Under the term of this contract, which has a maturity date of November 2024, the Company will exchange the semi-annual fixed rate payments on U.S. denominated debt for fixed rate payments of 0.89% in Japanese Yen. This contract has been designated as a net investment hedge.
During the fourth quarter of Fiscal 2020, the Company terminated all of its net investment hedges related to its Euro-denominated subsidiaries. The early termination of these hedges resulted in the Company receiving $296 million in cash during the fourth quarter of Fiscal 2020. This resulted in a pre-tax gain of $211 million being recognized in OCI during the fourth quarter of Fiscal 2020.
When a cross-currency swap is used as a hedging instrument in a net investment hedge assessed under the spot method, the cross-currency basis spread is excluded from the assessment of hedge effectiveness and is recognized as a reduction in interest expense in the Company’s consolidated statements of operations and comprehensive income. Accordingly, the Company recorded a reduction in interest expense of $71 million and $17 million, respectively, during Fiscal 2020 and Fiscal 2019.

The following table details the fair value of the Company’s derivative contracts, which are recorded on a gross basis in the consolidated balance sheets as of March 28, 2020 and March 30, 2019 (in millions):

			Fair Values
	Notional Amounts		Assets				Liabilities (2)
	March 28, 2020	March 30, 2019	March 28, 2020		March 30, 2019		March 28, 2020	March 30, 2019
Designated forward foreign currency exchange contracts	$161	$166	$1	(1)	$5	(1)	$—	$—
Designated net investment hedge	44	2,234	3	(3)	37	(3)	—	—
Total designated hedges	205	2,400	4		42		—	—
Undesignated derivative contracts (4)	—	199	—		—		—	5
Total	$205	$2,599	$4		$42		$—	$5

(1)Recorded within prepaid expenses and other current assets in the Company’s audited consolidated balance sheets.
(2)Recorded within accrued expenses and other current liabilities in the Company’s audited consolidated balance sheets.
(3)Recorded within other assets in the Company’s audited consolidated balance sheets.
(4)Primarily includes undesignated hedges of foreign currency denominated intercompany balances and inventory purchases.
The Company records and presents the fair values of all of its derivative assets and liabilities in its consolidated balance sheets on a gross basis, as shown in the above table. However, if the Company were to offset and record the asset and liability balances for its derivative instruments on a net basis in accordance with the terms of its master netting arrangements, which provide for the right to set-off amounts for similar transactions denominated in the same currencies, the resulting impact as of March 28, 2020 and March 30, 2019 would be as follows (in millions):

	Forward Currency Exchange Contracts		Net Investment Hedges
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Assets subject to master netting arrangements	$1	$5	$3	$37
Liabilities subject to master netting arrangements	$—	$5	$—	$—
Derivative assets, net	$1	$5	$3	$37
Derivative liabilities, net	$—	$5	$—	$—
The Company’s master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties.
Changes in the fair value of the Company’s forward foreign currency exchange contracts that are designated as accounting hedges are recorded in equity as a component of accumulated other comprehensive income (loss), and are reclassified from accumulated other comprehensive income (loss) into earnings when the items underlying the hedged transactions are recognized into earnings, as a component of cost of sales within the Company’s consolidated statements of operations and comprehensive income (loss). The net gain or loss on net investment hedges are reported within foreign currency translation gains and losses (“CTA”) as a component of accumulated other comprehensive income (loss) on the Company’s consolidated balance sheets. Upon discontinuation of the hedge, such amounts remain in CTA until the related net investment is sold or liquidated.

The following table summarizes the pre-tax impact of the gains and losses on the Company's designated forward foreign currency exchange contracts and net investment hedges (in millions):

	Fiscal Year Ended March 28, 2020	Fiscal Year Ended March 30, 2019	Fiscal Year Ended March 31, 2018
	Pre-Tax Gains Recognized in OCI	Pre-Tax Gains Recognized in OCI	Pre-Tax Loss Recognized in OCI
Designated forward foreign currency exchange contracts	$6	$16	$(22)
Designated net investment hedges	$264	$47	$—
The following tables summarize the impact of the gains and losses within the consolidated statements of operations and comprehensive income related to the designated forward foreign currency exchange contracts for Fiscal 2020 and Fiscal 2019 (in millions):

	Fiscal Year Ended
	Pre-Tax Losses (Gains) Reclassified from Accumulated OCI			Location of Losses (Gains) Recognized	Total Cost of Sales
	March 28, 2020	March 30, 2019	March 31, 2018		March 28, 2020	March 30, 2019	March 31, 2018
Designated forward currency exchange contracts	$(10)	$4	$4	Cost of Sales	$2,280	$2,058	$1,860
The Company expects that substantially all of the amounts recorded in accumulated other comprehensive income (loss) for its forward foreign currency exchange contracts will be reclassified into earnings during the next 12 months, based upon the timing of inventory purchases and turnover.
Undesignated Hedges
During Fiscal 2020, Fiscal 2019 and Fiscal 2018, the Company recognized an immaterial amount of net gains, net losses of $78 million and net gains of $3 million respectively, related to changes in the fair value of undesignated forward foreign currency exchange contracts within foreign currency loss (gain) in the Company’s consolidated statements of operations and comprehensive income. The Fiscal 2019 amount was primarily comprised of a $77 million loss related to the derivative contracts entered into on September 25, 2018 to mitigate foreign currency exchange risk associated with the Versace acquisition that were settled on December 21, 2018.

16. Shareholders’ Equity
Share Repurchase Program
During Fiscal 2020, the Company repurchased 2,711,807 shares through open market transactions at a cost of $100 million under its new $500 million share-repurchase program, which was authorized by the Company’s Board of Directors on August 1, 2019 and which expires on August 1, 2021. During Fiscal 2019, the Company repurchased 3,718,237 shares through open market transactions at a cost of $200 million under its previous $1.0 billion share-repurchase program, which expired on May 25, 2019. As of March 28, 2020, the remaining availability under the Company’s share repurchase program was $400 million. Share repurchases may be made in open market or privately negotiated transactions, subject to market conditions, applicable legal requirements, trading transactions under the Company’s insider trading policy and other relevant factors. The program may be suspended or discontinued at any time.
The share repurchase program was suspended on April 6, 2020 in response to the continued global health and economic impact of the COVID-19 pandemic.

The Company also has in place a “withhold to cover” repurchase program, which allows the Company to withhold ordinary shares from certain executive officers and directors to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards. During Fiscal 2020 and Fiscal 2019, the Company withheld 63,958 shares and 107,712 shares, respectively, with a fair value of $2 million and $7 million, respectively, in satisfaction of minimum tax withholding obligations relating to the vesting of restricted share awards.
Accumulated Other Comprehensive Income (Loss)
The following table details changes in the components of accumulated other comprehensive income (loss) ("AOCI"), net of taxes for Fiscal 2020, Fiscal 2019 and Fiscal 2018 (in millions):

	Foreign Currency Translation (Losses) Gains (1)	Net Gains (Losses) on Derivatives (2)	Other Comprehensive (Loss)/Gain Attributable to Capri
Balance at April 1, 2017	$(87)	$6	$(81)
Other comprehensive income (loss) before reclassifications	148	(19)	129
Less: amounts reclassified from AOCI to earnings	—	(3)	(3)
Other comprehensive income (loss), net of tax	148	(16)	132
Balance at March 31, 2018	61	(10)	51
Other comprehensive (loss) income before reclassifications	(134)	14	(120)
Less: amounts reclassified from AOCI to earnings	—	(3)	(3)
Other comprehensive (loss) income, net of tax	(134)	17	(117)
Balance at March 30, 2019	(73)	7	(66)
Other comprehensive income before reclassifications	145	5	150
Less: amounts reclassified from AOCI to earnings	—	9	9
Other comprehensive income (loss), net of tax	145	(4)	141
Balance at March 28, 2020	$72	$3	$75

(1)Foreign currency translation gains and losses include net gains of $6 million for both Fiscal 2020 and Fiscal 2019, on intra-entity transactions that are of a long-term investment nature. Foreign currency translation losses for Fiscal 2020 include a $60 million translation loss relating to the Jimmy Choo business, a $10 million translation loss relating to the Versace business and a $219 million gain, net of taxes of $45 million relating to the Company’s net investment hedges. Foreign currency translation losses for Fiscal 2019 includes an $105 million translation loss relating to the Jimmy Choo business, a $33 million translation loss relating to the Versace business and a $39 million gain, net of taxes of $8 million relating to the Company's net investment hedges.
(2)Reclassified amounts relate to the Company’s forward foreign currency exchange contracts for inventory purchases and are recorded within cost of goods sold in the Company’s consolidated statements of operations and comprehensive income. Other comprehensive income (loss) before reclassifications related to derivative instruments for Fiscal 2020 was immaterial. Other comprehensive income (loss) before reclassifications related to derivative instruments for Fiscal 2019 and Fiscal 2018 is net of a tax benefits of $2 million and $3 million, respectively. All tax effects were not material for the periods presented.

17. Share-Based Compensation
The Company issues equity grants to certain employees and directors of the Company at the discretion of the Company’s Compensation and Talent Committee. The Company has two equity plans which includes one stock option plan adopted in Fiscal 2008 (as amended and restated, the “2008 Plan”), and an Omnibus Incentive Plan adopted in the third fiscal quarter of Fiscal 2012 and amended and restated with shareholder approval in May 2015 (the “Incentive Plan”). The 2008 Plan only provided for grants of share options and was authorized to issue up to 23,980,823 ordinary shares. As of March 28, 2020, there were no shares available to grant equity awards under the 2008 Plan. The Incentive Plan allows for grants of share options, restricted shares and RSUs, and other equity awards, and authorizes a total issuance of up to 15,246,000 ordinary shares. At March 28, 2020, there were 2,686,919 ordinary shares available for future grants of equity awards under the Incentive Plan. Option grants issued from the 2008 Plan generally expire ten years from the date of the grant, and those issued under the Incentive Plan generally expire seven years from the date of the grant.
Share Options
Share options are generally exercisable at the fair market value on the date of grant and vest on a pro-rata basis over a four year service period. The following table summarizes the share options activity during Fiscal 2020, and information about options outstanding at March 28, 2020:

	Number of Options	Weighted Average Exercise price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding at March 30, 2019	2,131,259	$50.67
Granted	—	$—
Exercised	(6,682)	$27.01
Canceled/forfeited	(53,481)	$53.79
Outstanding at March 28, 2020	2,071,096	$50.66	1.86	$3
Vested or expected to vest at March 28, 2020	2,071,096	$50.66	1.86
Vested and exercisable at March 28, 2020	1,785,076	$49.90	1.41	$3
There were 286,020 unvested options and 1,785,076 vested options outstanding at March 28, 2020. The total intrinsic value of options exercised during Fiscal 2020 was immaterial and $94 million during Fiscal 2019. The cash received from options exercised during Fiscal 2020 was immaterial and $29 million during Fiscal 2019. As of March 28, 2020, the remaining unrecognized share-based compensation expense for nonvested share options was $2 million, which is expected to be recognized over the related weighted-average period of approximately 1.80 years.
There were no options granted during Fiscal 2020. The weighted average grant date fair value for options granted during Fiscal 2019 and Fiscal 2018 was $24.49 and $11.62, respectively. The following table represents assumptions used to estimate the fair value of options:

	Fiscal Years Ended
	March 28, 2020	March 30, 2019	March 31, 2018
Expected dividend yield	N/A	0.0%	0.0%
Volatility factor	N/A	36.9%	36.3%
Weighted average risk-free interest rate	N/A	2.8%	1.8%
Expected life of option	N/A	4.85 years	4.69 years
Restricted Awards
The Company grants restricted share units at the fair market value on the date of the grant. Expense for restricted awards is based on the closing market price of the Company’s shares on the date of grant and is recognized ratably over the vesting period net of expected forfeitures.

The Company grants two types of restricted stock unit ("RSU") awards: time-based RSUs and performance-based RSUs. Time-based RSUs generally vest in full either generally around the first anniversary of the date of grant for our independent directors, or in equal increments on each of the four anniversaries of the date of grant. Performance-based RSUs vest in full on the second or third anniversary of the date of grant, subject to the employee’s continued employment during the vesting period (unless the employee is retirement-eligible) and only if certain pre-established cumulative performance targets are met. Expense related to performance-based RSUs is recognized ratably over the performance period, net of forfeitures, based on the probability of attainment of the related performance targets. The potential number of shares that may be earned ranges from 0%, if the minimum level of performance is not attained, to 150%, if the level of performance is at or above the predetermined maximum achievement level.
The following table summarizes the RSU activity during Fiscal 2020:

	Service-based		Performance-based
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Unvested at March 30, 2019	3,839,862	$46.11	737,074	$52.34
Granted	1,987,450	$33.92	169,817	$33.86
Decrease due to performance condition	—	$—	(39,999)	$49.88
Vested	(1,209,177)	$46.62	(53,025)	$49.88
Canceled/forfeited	(306,452)	$45.70	(41,695)	$41.97
Unvested at March 28, 2020	4,311,683	$40.34	772,172	$49.13
The total fair value of service-based RSUs vested during Fiscal 2020, Fiscal 2019 and Fiscal 2018 was $56 million, $47 million and $18 million, respectively. The total fair value of performance-based RSUs vested during Fiscal 2020, Fiscal 2019 and Fiscal 2018 was $3 million, $7 million and $4 million, respectively. As of March 28, 2020, the remaining unrecognized share-based compensation expense for non-vested service-based and performance-based RSU grants was $111 million and $7 million, respectively, which is expected to be recognized over the related weighted-average periods of approximately 3.01 years and 1.45 years, respectively.
There were no non-vested restricted shares during Fiscal 2020. The total fair value of restricted shares vested was $4 million and $4 million during Fiscal 2019 and Fiscal 2018, respectively.
Share-Based Compensation Expense
The following table summarizes compensation expense attributable to share-based compensation for Fiscal 2020, Fiscal 2019 and Fiscal 2018 (in millions):

	Fiscal Years Ended
	March 28, 2020	March 30, 2019	March 31, 2018
Share-based compensation expense	$70	$60	$50
Tax benefits related to share-based compensation expense	$7	$11	$10
Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate to date. The estimated value of future forfeitures for equity grants as of March 28, 2020 is approximately $22 million.

18. Taxes
The Company is a United Kingdom tax resident and is incorporated in the British Virgin Islands. Capri’s subsidiaries are subject to taxation in the U.S. and various other foreign jurisdictions, which are aggregated in the “Non-U.S.” information captioned below.

(Loss) income before provision for income taxes consisted of the following (in millions):

	Fiscal Years Ended
	March 28, 2020	March 30, 2019	March 31, 2018
U.S.	$(28)	$191	$124
Non-U.S.	(187)	430	618
Total (loss) income before provision for income taxes	$(215)	$621	$742
The provision for income taxes was as follows (in millions):

	Fiscal Years Ended
	March 28, 2020		March 30, 2019		March 31, 2018
Current
U.S. Federal	$4	(3)	$82	(2)	$48
U.S. State	19		24		16
Non-U.S.	60		44		77
Total current	83		150		141
Deferred
U.S. Federal	(22)		(34)	(2)	24	(1)
U.S. State	(3)		(4)		1
Non-U.S.	(48)		(33)		(16)
Total deferred	(73)		(71)		9
Total provision for income taxes	$10		$79		$150

(1)Includes an $18 million provision related to the U.S. Tax Act one time revaluation of deferred tax assets.
(2)Includes a $25 million current tax provision and equal deferred tax benefit related to the U.S. Tax Act impact to business interest disallowance provisions.
(3)Includes a $35 million current tax benefit due to a release of income tax reserves in the U.S.
The Company’s provision for income taxes for the years ended March 28, 2020, March 30, 2019 and March 31, 2018 was different from the amount computed by applying the statutory U.K. income tax rate to the underlying (loss) income from operations before income taxes as a result of the following:

	Fiscal Years Ended
	March 28, 2020		March 30, 2019		March 31, 2018
Provision for income taxes at the U.K. statutory tax rate	19.0%		19.0%		19.0%
State and local income taxes, net of federal benefit	(1.9)%		0.9%		0.5%
Effects of global financing arrangements	21.7%	(4)	(8.1)%		(15.6)%
U.S. tax reform	—%		—%		2.0%	(1)
Differences in tax effects on foreign income	1.2%		(1.8)%	(2)	6.7%
Liability for uncertain tax positions	5.7%		1.3%		6.6%
Effect of changes in valuation allowances on deferred tax assets	(30.9)%	(5)	2.8%	(3)	0.3%
Excess tax benefits related to stock-based compensation	(4.2)%		(2.6)%		(0.8)%
Transaction costs	—%		1.5%		0.9%
Withholding tax	(1.6)%		0.6%		1.2%
Nondeductible goodwill impairment	(15.1)%	(6)	—%		—%
Other	1.4%		(0.9)%		(0.6)%
Effective tax rate	(4.7)%		12.7%		20.2%

(1)Includes an $18 million expense related to the re-measurement of certain net deferred tax assets in connection with U.S. Tax Act.
(2)Mainly attributable to the United States statutory federal income tax rate change from a blended rate for Fiscal 2018 of 31.54% to 21% in Fiscal 2019.
(3)Includes an $11 million provision related to a United Kingdom capital loss.
(4)Mainly attributable to pre-tax loss position in Fiscal 2020
(5)Mainly attributable to valuation allowances established on a portion of Non-US deferred tax assets
(6)Attributable to the Jimmy Choo brand intangible that was impaired in Fiscal 2020
Significant components of the Company’s deferred tax assets (liabilities) consist of the following (in millions):

	Fiscal Years Ended
	March 28, 2020	March 30, 2019
Deferred tax assets
Operating lease liabilities	521	—
Net operating loss carryforwards	109	61
Accrued Interest	40	41
Sales allowances	37	26
Inventories	34	22
Depreciation	33	18
Stock compensation	13	13
Payroll related accruals	3	2
Deferred rent	—	34
Other	—	31
	790	248
Valuation allowance	(134)	(40)
Total deferred tax assets	656	208

Deferred tax liabilities
Goodwill and intangibles	(481)	(534)
Operating lease right-of-use-assets	(401)	—
Other	(14)	—
Total deferred tax liabilities	(896)	(534)
Net deferred tax liabilities	$(240)	$(326)
The Company maintains valuation allowances on deferred tax assets applicable to subsidiaries in jurisdictions for which separate income tax returns are filed and where realization of the related deferred tax assets from future profitable operations is not reasonably assured. Deferred tax valuation allowances increased approximately $94 million, $29 million and $8 million in Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively. The Company established valuation allowances amounting to approximately $110 million in Fiscal 2020, as a result of the expected inability to realize deferred tax asset balances in certain countries comprising the Company’s North American, European, and Asian operations. Additionally, in certain jurisdictions the Company remeasured and increased the valuation allowance by approximately $3 million in Fiscal 2020. The Company also remeasured and reduced the valuation allowance by approximately $19 million in Fiscal 2020 and released valuation allowances of approximately $3 million and $1 million in Fiscal 2019 and Fiscal 2018, respectively.
At March 28, 2020, the Company had non-U.S. and U.S. net operating loss carryforwards of approximately $570 million, a portion of which will begin to expire in 2020.
As of March 28, 2020 and March 30, 2019, the Company had liabilities related to its uncertain tax positions, including accrued interest, of approximately $109 million and $203 million, respectively, which are included in other long-term liabilities in the Company’s consolidated balance sheets. The March 28, 2020 balance, compared to the March 30, 2019 balance, includes the release of income tax reserves in North America and Europe.

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately$82 million, $112 million and $101 million as of March 28, 2020, March 30, 2019 and March 31, 2018, respectively. A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding accrued interest, for Fiscal 2020, Fiscal 2019 and Fiscal 2018, are presented below (in millions):

	Fiscal Years Ended
	March 28, 2020		March 30, 2019		March 31, 2018
Unrecognized tax benefits beginning balance	$192		$101		$27
Additions related to prior period tax positions	29		81	(1)	30
Additions related to current period tax positions	4		21		45
Decreases in prior period positions due to lapses in statute of limitations	(3)		(1)		(1)
Decreases related to prior period tax positions	(99)	(2)	(3)		—
Decreases related to audit settlements	(24)	(3)	(7)		—
Unrecognized tax benefits ending balance	$99		$192		$101

(1)Primarily relates to the Versace acquisition.
(2)Primarily relates to releases of North American and European tax reserves
(3)Primarily relates to US audit effective settlement
The Company classifies interest and penalties related to unrecognized tax benefits as components of the provision for income taxes. Interest expense recognized in the consolidated statements of operations and comprehensive income for Fiscal 2020, Fiscal 2019 and Fiscal 2018 was approximately $11 million, $11 million and $7 million, respectively.
The total amount of unrecognized tax benefits relating to the Company’s tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing tax audits and assessments and the expiration of applicable statutes of limitations. The Company anticipates that the balance of gross unrecognized tax benefits, excluding interest and penalties, will be reduced by approximately $8 million during the next 12 months, primarily due to the anticipated settlement of a tax examination as well as statute of limitation expirations. However, the outcomes and timing of such events are highly uncertain and changes in the occurrence, expected outcomes, and timing of such events could cause the Company’s current estimate to change materially in the future.
The Company files income tax returns in the U.S., for federal, state, and local purposes, and in certain foreign jurisdictions. With few exceptions, the Company is no longer subject to examinations by the relevant tax authorities for years prior to its fiscal year ended April 1, 2017.
Prior to the enactment of the Tax Cuts and Jobs Act, the Company's undistributed foreign earnings were considered permanently reinvested and, as such, United States federal and state income taxes were not previously recorded on these earnings. As a result of the Tax Act, substantially all of the Company’s earnings in foreign subsidiaries generated prior to the enactment of the Tax Act were deemed to have been repatriated. It remains the Company's intent to either reinvest indefinitely substantially all of its foreign earnings outside of the United States or repatriate them tax neutrally. However, if future earnings are repatriated, the potential exists that the Company may be required to accrue and pay additional taxes, including any applicable foreign withholding tax and income taxes. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation.

19. Retirement Plans
The Company maintains defined contribution plans for employees, who generally become eligible to participate after three months of service. Features of these plans allow participants to contribute to a plan a percentage of their compensation, up to statutory limits depending upon the country in which a plan operates, and provide for mandatory and/or discretionary matching contributions by the Company, which vary by country. During Fiscal 2020, Fiscal 2019, and Fiscal 2018, the Company recognized expenses of approximately $12 million, $14 million, and $12 million, respectively, related to these retirement plans.

20. Segment Information
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
In addition to these reportable segments, the Company has certain corporate costs that are not directly attributable to its brands and, therefore, are not allocated to segments. Such costs primarily include certain administrative, corporate occupancy, and information systems expenses, including enterprise resource planning system implementation costs. In addition, certain other costs are not allocated to segments, including restructuring and other charges (including transition costs related to the Company’s recent acquisitions), impairment costs and COVID-19 related charges. The segment structure is consistent with how the Company’s CODM plans and allocates resources, manages the business and assesses performance. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance.

The following table presents the key performance information of the Company’s reportable segments (in millions):

		Fiscal Years Ended
		March 28, 2020	March 30, 2019	March 31, 2018
Total revenue:
	Versace	$843	$137	$—
	Jimmy Choo	555	590	223
	Michael Kors	4,153	4,511	4,496
Total revenue		$5,551	$5,238	$4,719

(Loss) income from operations:
	Versace	$(8)	$(11)	$—
	Jimmy Choo	(13)	20	(4)
	Michael Kors	850	964	975
Total segment income from operations		829	973	971
Less:	Corporate expenses	(152)	(93)	(87)
	Restructuring and other charges	(42)	(124)	(102)
	Impairment of assets (1)	(708)	(21)	(33)
	COVID-19 related charges (2)	(119)	—	—
Total (loss) income from operations		$(192)	$735	$749

(1)Impairment of assets during Fiscal 2020 includes $434 million, $187 million and $87 million of impairment charges related to the Jimmy Choo, Michael Kors and Versace reportable segments, respectively. The impairment charges during Fiscal 2019 and Fiscal 2018 were primarily related to the Michael Kors reportable segment.
(2)COVID-19 related charges primarily include additional inventory reserves and bad debt expense of $92 million and $25 million, respectively, recorded within costs of goods sold and selling, general and administrative expenses in the consolidated statements of operations.
Depreciation and amortization expense for each segment are as follows (in millions):

	Fiscal Years Ended
	March 28, 2020	March 30, 2019	March 31, 2018
Depreciation and amortization(1):
Versace	$61	$9	$—
Jimmy Choo	33	34	13
Michael Kors	155	182	195
Total depreciation and amortization	$249	$225	$208

(1)Excluded from the above table are impairment charges, which are detailed in the below table and in Note 8, Note 9 and Note 14.
See Note 9 to the accompanying consolidated financial statements for the Company’s goodwill by reportable segment.

Total revenue (based on country of origin) and long-lived assets by geographic location are as follows (in millions):

	Fiscal Years Ended
	March 28, 2020	March 30, 2019	March 31, 2018
Revenue:
The Americas (U.S., Canada and Latin America)(1)	$3,115	$3,182	$3,033
EMEA	1,523	1,279	1,093
Asia	913	777	593
Total revenue	$5,551	$5,238	$4,719

	As of
	March 28, 2020	March 30, 2019	March 31, 2018
Long-lived assets: (1)
The Americas (U.S., Canada and Latin America)(2)	$1,132	$319	$328
EMEA	2,432	2,123	1,050
Asia	608	466	441
Total Long-lived assets:	$4,172	$2,908	$1,819

(1)Long-lived assets as of March 28, 2020 reflect operating lease right-of-use assets resulting from the Company’s adoption of ASU 2016-02. See Note 2 for additional information.
(2)Net revenues earned in the U.S. during Fiscal 2020, Fiscal 2019, and Fiscal 2018 were $2.898 billion, $2.972 billion and $2.818 billion, respectively. Long-lived assets located in the U.S. as of March 28, 2020 and March 30, 2019 were $1.060 billion and $296 million, respectively.

As of March 28, 2020 and March 30, 2019, the Company's total assets were $7.946 billion and $6.650 billion, respectively. The increase in total assets was primarily due to the adoption of ASU 2016-02 in the first quarter of Fiscal 2020. As of March 28, 2020, the Company had operating lease right-of-use assets recorded on its consolidated balance sheets of $1.625 billion, of which $968 million related to Michael Kors, $457 million related to Versace, and $200 million related to Jimmy Choo.
Total revenue by major product category are as follows (in millions):

	Fiscal Years Ended
	March 28, 2020	% of Total	March 30, 2019	% of Total	March 31, 2018	% of Total
Accessories	$2,933	52.8%	$3,139	59.9%	$3,057	64.8%
Footwear	1,100	19.8%	1,023	19.5%	657	13.9%
Apparel	1,069	19.3%	698	13.3%	605	12.8%
Licensed product	222	4.0%	218	4.2%	250	5.3%
Licensing revenue	201	3.6%	156	3.0%	150	3.2%
Other	26	0.5%	4	0.1%	—	—%
Total Revenue	$5,551		$5,238		$4,719

21. Selected Quarterly Financial Information (Unaudited)
The following table summarizes the Fiscal 2020 and Fiscal 2019 quarterly results (dollars in millions):

	Fiscal Quarter Ended (1)
	June 29, 2019		September 28, 2019		December 28, 2019		March 28, 2020
Fiscal 2020
Total revenue	$1,346		$1,442		$1,571		$1,192
Gross profit	$834		$874		$932		$631
Income (loss) from operations	$64	(2)	$75	(3)	$205	(4)	$(536)	(5)
Net income (loss)	$45		$73		$209		$(552)
Net income (loss) attributable to Capri	$45		$73		$210		$(551)
Weighted average ordinary shares outstanding:
Basic	151,049,572		151,602,502		150,826,196		149,380,121
Diluted	152,334,153		152,576,283		152,154,372		149,380,121

	Fiscal Quarter Ended (1)
	June 30, 2018		September 29, 2018		December 29, 2018		March 30, 2019
Fiscal 2019
Total revenue	$1,203		$1,253		$1,438		$1,344
Gross profit	$751		$763		$873		$793
Income from operations	$215	(6)	$190	(7)	$290	(8)	$40	(9)
Net income	$186		$137		$200		$19
Net income attributable to Capri	$186		$138		$200		$19
Weighted average ordinary shares outstanding:
Basic	149,502,101		149,575,112		149,183,049		150,801,608
Diluted	152,399,655		151,705,685		150,268,424		152,083,632

(1)All fiscal quarters presented contain 13 weeks.
(2)Fiscal quarter ended June 29, 2019 includes impairment charges of $97 million, other costs related to acquisitions of $12 million and restructuring charges of $1 million.
(3)Fiscal quarter ended September 28, 2019 includes impairment charges of $104 million and other costs related to acquisitions of $6 million.
(4)Fiscal quarter ended December 28, 2019 includes impairment charges of $19 million, other costs related to acquisitions of $8 million and restructuring charges of $5 million.
(5)Fiscal quarter ended March 28, 2020 includes impairment charges of $488 million and other costs related to acquisitions of $8 million.
(6)Fiscal quarter ended June 30, 2018 includes impairment charges of $4 million, other costs related to acquisitions of $7 million and restructuring charges of $4 million.
(7)Fiscal quarter ended September 29, 2018 includes impairment charges of $7 million, other costs related to acquisitions of $16 million and restructuring charges of $2 million.
(8)Fiscal quarter ended December 29, 2018 includes impairment charges of $6 million, other costs related to acquisitions of $12 million and restructuring charges of $8 million.
(9)Fiscal quarter ended March 30, 2019 includes impairment charges of $4 million, other costs related to acquisitions of $44 million and restructuring charges of $31 million.
See Note 11 for additional information related to restructuring charges, as well as other costs related to acquisitions and Note 14 for additional information related to impairment charges.

22. Non-cash Investing Activities
Significant non-cash investing activities for Fiscal 2019 and Fiscal 2018 included non-cash allocations of the fair values of the net assets acquired in connection with the Company’s acquisitions of Versace and Jimmy Choo, respectively. In addition, non-cash investing activities for Fiscal 2019 included an investment of 2.4 million of the Company’s ordinary shares made by the Versace family at acquisition date, which was valued at $91 million. See Note 5 for additional information.
There were no other significant non-cash investing or financing activities during the fiscal periods presented.

23. Subsequent Events
Amendment to Credit Facility
On June 25, 2020, the Company entered into the second amendment (the “Second Amendment”), to the 2018 Credit Facility, with, among others, JPMorgan Chase Bank, N.A., as administrative agent. Pursuant to the Second Amendment, the obligations under the 2018 Credit Facility will be secured by liens on substantially all of the assets of the Company and its U.S. subsidiaries that borrowers and guarantors, subject to certain exceptions, and substantially all of the registered intellectual property of the Company and its subsidiaries. This requirement for collateral will fall away if the Company achieves an investment grade ratings requirement for two consecutive full fiscal quarters. The Amendment adds a restriction on the disposition of assets and a requirement to prepay the term loans with certain net cash proceeds of non-ordinary course asset sales, subject to certain exceptions and a reinvestment option with respect to up to $100 million of net cash proceeds in the aggregate.
Pursuant to the Second Amendment, the financial covenant in the Company's 2018 Credit Facility requiring it to maintain a ratio of the sum of total indebtedness plus the capitalized amount of all operating lease obligations for the last four fiscal quarters to Consolidated EBITDAR of no greater than 3.75 to 1.0 has been waived through the fiscal quarter ending June 26, 2021. When this financial covenant is reinstated, the applicable ratio will be calculated net of the Company's unrestricted cash and cash equivalents to the extent in excess of $100 million and shall exclude up to $150 million of supply chain financings, and the maximum permitted net leverage ratio will be 4.00 to 1.0. In addition, until March 31, 2021, the material adverse change representation required to be made in connection with revolving borrowings and the issuance or amendment of letters of credit will be modified to disregard certain COVID-19 pandemic-related impacts to the business, results of operations or financial condition of the Company and its subsidiaries, taken as a whole. The Second Amendment also requires the Company, during the period from June 25, 2020 until it delivers its financial statements with respect to the fiscal quarter ending June 26, 2021, to maintain at all times unrestricted cash and cash equivalents plus the aggregate undrawn amounts under the revolving facilities under the 2018 Credit Facility of not less than $300 million, increasing to $400 million on October 1, 2020 and $500 million on December 1, 2020.
The 2018 Credit Facility and the Indenture governing the Company's senior notes contain certain restrictive covenants that impose operating and financial restrictions on the Company, and the Second Amendment imposes incremental restrictions on certain of these covenants during the covenant relief period provided under the 2018 Credit Facility, including restrictions on its ability to incur additional indebtedness and guarantee indebtedness, pay dividends or make other distributions or repurchase or redeem capital stock, make loans and investments, including acquisitions, sell assets, incur liens, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of its assets.
In addition, the Second Amendment adds a new $230 million revolving line of credit that matures on June 24, 2021 (the “364 Day Facility”). The terms of the 364 Day Facility are substantially similar to the terms of the existing revolving facility under the Credit Facility except that (i) no letters of credit or swingline loans are provided and (ii) for loans subject to Adjusted LIBOR, the applicable margin is 225 basis points per annum, for loans subject to the base rate the applicable margin is 125 basis points per annum and the commitment fee is 35 basis points per annum. In addition, while the 364 Day Facility is outstanding, (i) if the Company incurs any incremental indebtedness under the Credit Facility or certain permitted indebtedness in lieu of such incremental indebtedness, the 364 Day Facility will be reduced on a dollar for dollar basis and the Company will be required to make corresponding prepayments and (ii) the Company will be required to prepay amounts outstanding under the 364 Day Facility on a weekly basis to the extent that cash and cash equivalents of the Company and its subsidiaries exceed $200 million.

The Second Amendment also permits certain working capital facilities between the Company or any of its subsidiaries with a lender or an affiliate of a lender under the Credit Facility to be guaranteed under the Credit Facility guarantees and certain supply chain financings with, and up to $50 million outstanding principal amount of bilateral letters of credit and bilateral bank guarantees issued by, a lender or an affiliate of a lender to be guaranteed and secured under the Credit Facility guarantees and collateral documents.
Capri Retail Store Optimization Program
In addition, the Company recently approved a plan to close approximately 170 of its retail stores over the next two fiscal years in order to improve the profitability of its retail store fleet. Over this time period, the Company expects to incur approximately $75 million of costs associated with these store closures. See Item 9B - Other Information for additional information.
Revolving Credit Facilities
During Fiscal 2021, the Company made net payments of approximately $328 million to lower the outstanding balance of its Revolving Credit Facilities.