Form 10-Q
period 2020-06-27
Capri Holdings Ltd
filed 2020-08-05
CIK 1530721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2020
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
As of July 29, 2020, Capri Holdings Limited had 150,344,703 ordinary shares outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 27, 2020	March 28, 2020
Assets
Current assets
Cash and cash equivalents	$207	$592
Receivables, net	183	308
Inventories, net	948	827
Prepaid expenses and other current assets	151	167
Total current assets	1,489	1,894
Property and equipment, net	541	561
Operating lease right-of-use assets	1,641	1,625
Intangible assets, net	1,977	1,986
Goodwill	1,490	1,488
Deferred tax assets	226	225
Other assets	169	167
Total assets	$7,533	$7,946
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$596	$428
Accrued payroll and payroll related expenses	94	93
Accrued income taxes	34	42
Short-term operating lease liabilities	431	430
Short-term debt	191	167
Accrued expenses and other current liabilities	243	241
Total current liabilities	1,589	1,401
Long-term operating lease liabilities	1,751	1,758
Deferred tax liabilities	465	465
Long-term debt	1,577	2,012
Other long-term liabilities	144	142
Total liabilities	5,526	5,778
Commitments and contingencies
Shareholders’ equity
Ordinary shares, no par value; 650,000,000 shares authorized; 218,272,709 shares issued and 150,340,192 outstanding at June 27, 2020; 217,320,010 shares issued and 149,425,612 outstanding at March 28, 2020	—	—
Treasury shares, at cost (67,932,517 shares at June 27, 2020 and 67,894,398 shares at March 28, 2020)	(3,326)	(3,325)
Additional paid-in capital	1,109	1,085
Accumulated other comprehensive income	71	75
Retained earnings	4,152	4,332
Total shareholders’ equity of Capri	2,006	2,167
Noncontrolling interest	1	1
Total shareholders’ equity	2,007	2,168
Total liabilities and shareholders’ equity	$7,533	$7,946
See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended
	June 27, 2020	June 29, 2019
Total revenue	$451	$1,346
Cost of goods sold	149	512
Gross profit	302	834
Selling, general and administrative expenses	402	598
Depreciation and amortization	54	60
Impairment of assets	—	97
Restructuring and other charges	8	15
Total operating expenses	464	770
(Loss) income from operations	(162)	64
Other income, net	(1)	(2)
Interest expense, net	17	13
Foreign currency (gain) loss	(3)	2
(Loss) income before provision for income taxes	(175)	51
Provision for income taxes	5	6
Net (loss) income attributable to Capri	$(180)	$45

Weighted average ordinary shares outstanding:
Basic	149,556,310	151,049,572
Diluted	149,556,310	152,334,153
Net (loss) income per ordinary share attributable to Capri:
Basic	$(1.21)	$0.30
Diluted	$(1.21)	$0.30

Statements of Comprehensive (Loss) Income:
Net (loss) income	$(180)	$45
Foreign currency translation adjustments	(3)	(25)
Net loss on derivatives	(1)	(2)
Comprehensive (loss) income attributable to Capri	$(184)	$18

See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions, except share data which is in thousands)
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity of Capri	Non-controlling Interests	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at March 28, 2020	217,320	$—	$1,085	(67,894)	$(3,325)	$75	$4,332	$2,167	$1	$2,168
Net loss	—	—	—	—	—	—	(180)	(180)	—	(180)
Other comprehensive loss	—	—	—	—	—	(4)	—	(4)	—	(4)
Total comprehensive loss	—	—	—	—	—	—	—	(184)	—	(184)
Vesting of restricted awards, net of forfeitures	953	—	—	—	—	—	—	—	—	—
Equity compensation expense	—	—	24	—	—	—	—	24	—	24
Purchase of treasury shares	—	—	—	(38)	(1)	—	—	(1)	—	(1)
Balance at June 27, 2020	218,273	$—	$1,109	(67,932)	$(3,326)	$71	$4,152	$2,006	$1	$2,007

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity of Capri	Non-controlling Interests	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at March 30, 2019, as previously reported	216,051	$—	$1,011	(65,119)	$(3,223)	$(66)	$4,707	$2,429	$3	$2,432
Adoption of accounting standards (ASC 842)	—	—	—	—	—	—	(152)	(152)	—	(152)
Balance as of March 31, 2019	216,051	—	1,011	(65,119)	(3,223)	(66)	4,555	2,277	3	2,280
Net income	—	—	—	—	—	—	45	45	—	45
Other comprehensive loss	—	—	—	—	—	(27)	—	(27)	—	(27)
Total comprehensive income	—	—	—	—	—	—	—	18	—	18
Vesting of restricted awards, net of forfeitures	691	—	—	—	—	—	—	—	—	—
Equity compensation expense	—	—	28	—	—	—	—	28	—	28
Purchase of treasury shares	—	—	—	(58)	(2)	—	—	(2)	—	(2)
Balance at June 29, 2019	216,742	$—	$1,039	(65,177)	$(3,225)	$(93)	$4,600	$2,321	$3	$2,324

See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	June 27, 2020	June 29, 2019
Cash flows from operating activities
Net (loss) income	$(180)	$45
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54	60
Equity compensation expense	24	28
Deferred income taxes	—	2
Impairment of assets	—	97
Changes to lease related balances, net	(24)	(16)
Tax deficit (benefit) on exercise of share options	5	2
Amortization of deferred financing costs	1	1
Foreign currency (gains) losses	(3)	2
Other non-cash charges	(6)	—
Change in assets and liabilities:
Receivables, net	131	73
Inventories, net	(119)	(63)
Prepaid expenses and other current assets	15	(32)
Accounts payable	167	(8)
Accrued expenses and other current liabilities	—	(51)
Other long-term assets and liabilities	2	18
Net cash provided by operating activities	67	158
Cash flows from investing activities
Capital expenditures	(32)	(54)
Cash paid for business acquisitions, net of cash acquired	—	(1)
Settlement of a net investment hedge	—	23
Net cash used in investing activities	(32)	(32)
Cash flows from financing activities
Debt borrowings	396	390
Debt repayments	(811)	(526)
Debt issuance costs	(4)	—
Purchase of treasury shares	(1)	(2)
Net cash used in financing activities	(420)	(138)
Effect of exchange rate changes on cash and cash equivalents	—	—
Net decrease in cash and cash equivalents	(385)	(12)
Beginning of period	592	172
End of period	$207	$160
Supplemental disclosures of cash flow information
Cash paid for interest	$20	$30
Cash received, net of cash paid, for income taxes	$(6)	$12
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$20	$23
See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Business and Basis of Presentation
The Company was incorporated in the British Virgin Islands (“BVI”) on December 13, 2002 as Michael Kors Holdings Limited and changed its name to Capri Holdings Limited (“Capri,” and together with its subsidiaries, the “Company”) on December 31, 2018. The Company is a holding company that owns brands that are leading designers, marketers, distributors and retailers of branded women’s and men’s accessories, apparel and footwear bearing the Versace, Jimmy Choo and Michael Kors tradenames and related trademarks and logos. The Company operates in three reportable segments: Versace, Jimmy Choo and Michael Kors. See Note 16 for additional information.
The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned or controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The interim consolidated financial statements as of June 27, 2020 and for the three months ended June 27, 2020 and June 29, 2019 are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with U.S. GAAP. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended March 28, 2020, as filed with the Securities and Exchange Commission on July 8, 2020, in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full fiscal year.
The Company utilizes a 52 to 53 week fiscal year ending on the Saturday closest to March 31. As such, the term “Fiscal Year” or “Fiscal” refers to the 52-week or 53-week period, ending on that day. The results for the three months ended June 27, 2020 and June 29, 2019, are based on 13-week periods.

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
Inventories, net
Inventories mainly consist of finished goods with the exception of raw materials and work in process inventory. The combined total of raw materials and work in process inventory recorded on the Company's consolidated balance sheets was $27 million as of both June 27, 2020 and March 28, 2020.

The net realizable value of the Company's inventory as of June 27, 2020 and March 28, 2020 includes the expected adverse impacts of the COVID-19 pandemic. This includes the impact from temporary retail store closures, wholesale customer store closures, reductions in retail store traffic, a decline in international tourism and a decrease in consumer consumption.
Derivative Financial Instruments
Forward Foreign Currency Exchange Contracts
The Company uses forward foreign currency exchange contracts to manage its exposure to fluctuations in foreign currency for certain transactions. The Company, in its normal course of business, enters into transactions with foreign suppliers and seeks to minimize risks related to these transactions. The Company employs these contracts to hedge the Company’s cash flows, as they relate to foreign currency transactions. Certain of these contracts are designated as hedges for accounting purposes, while others remain undesignated. All of the Company’s derivative instruments are recorded in the Company’s consolidated balance sheets at fair value on a gross basis, regardless of their hedge designation.
The Company designates certain contracts related to the purchase of inventory that qualify for hedge accounting as cash flow hedges. Formal hedge documentation is prepared for all derivative instruments designated as hedges, including a description of the hedged item and the hedging instrument and the risk being hedged. The changes in the fair value for contracts designated as cash flow hedges is recorded in equity as a component of accumulated other comprehensive (loss) income until the hedged item affects earnings. When the inventory related to forecasted inventory purchases that are being hedged is sold to a third party, the gains or losses deferred in accumulated other comprehensive (loss) income are recognized within cost of goods sold. The Company uses regression analysis to assess effectiveness of derivative instruments that are designated as hedges, which compares the change in the fair value of the derivative instrument to the change in the related hedged item. If the hedge is no longer expected to be highly effective in the future, future changes in the fair value are recognized in earnings. For those contracts that are not designated as hedges, changes in the fair value are recorded to foreign currency loss (gain) in the Company’s consolidated statements of operations and comprehensive (loss) income. The Company classifies cash flows relating to its forward foreign currency exchange contracts related to the purchase of inventory consistently with the classification of the hedged item, within cash flows from operating activities.
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
Net Investment Hedges
The Company also uses fixed-to-fixed cross currency swap agreements to hedge its net investments in foreign operations against future volatility in the exchange rates between its U.S. Dollars and these foreign currencies. The Company has elected the spot method of designating these contracts under ASU 2017-12 and has designated these contracts as net investment hedges. The net gain or (loss) on the net investment hedge is reported within foreign currency translation gains and losses (“CTA”), as a component of accumulated other comprehensive (loss) income on the Company’s consolidated balance sheets. Interest accruals and coupon payments are recognized directly in interest expense in the Company’s statement of operations and comprehensive (loss) income. Upon discontinuation of a hedge, all previously recognized amounts remain in CTA until the net investment is sold, diluted or liquidated.
Interest Rate Swap Agreements
The Company also uses interest rate swap agreements to hedge the variability of its cash flows resulting from floating interest rates on the Company's borrowings. When an interest rate swap agreement qualifies for hedge accounting as a cash flow hedge, the changes in the fair value are recorded in equity as a component of accumulated other comprehensive (loss) income and are reclassified into interest expense in the same period during which the hedged transactions affect earnings.
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

The Company leases retail stores, office space and warehouse space under operating lease agreements that expire at various dates through September 2043. The Company’s leases generally have terms of up to 10 years, generally require a fixed annual rent and may require the payment of additional rent if store sales exceed a negotiated amount. Although most of the Company’s equipment is owned, the Company has limited equipment leases that expire on various dates through June 2024. The Company acts as sublessor in certain leasing arrangements, primarily related to closed stores under its restructuring activities, as discussed in Note 8. Fixed sublease payments received are recognized on a straight-line basis over the sublease term. The Company determines the sublease term based on the date it provides possession to the subtenant through the expiration date of the sublease.

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
The following table presents the Company’s supplemental cash flow information related to leases (in millions):

	Three Months Ended		Three Months Ended
	June 27, 2020		June 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$40	(1)	$120

(1)Operating cash flows used in operating leases for the three months ended June 27, 2020 reflect $85 million of rent payments that have been deferred due to the COVID-19 pandemic.
During the three months ended June 27, 2020 and June 29, 2019, the Company recorded sublease income of $2 million and $1 million, respectively, within selling, general, and administrative expenses. During the three months ended June 27, 2020, the Company recorded $15 million in rent relief for rent concessions negotiated in connection with COVID-19 as if it were contemplated as part of the existing contract, and these concessions are recorded as variable lease costs within selling, general and administrative expenses.

Net (Loss) Income per Share
The Company’s basic net (loss) income per ordinary share is calculated by dividing net (loss) income by the weighted average number of ordinary shares outstanding during the period. Diluted net (loss) income per ordinary share reflects the potential dilution that would occur if share option grants or any other potentially dilutive instruments, including restricted shares and restricted share units ("RSUs"), were exercised or converted into ordinary shares. These potentially dilutive securities are included in diluted shares to the extent they are dilutive under the treasury stock method for the applicable periods. Performance-based RSUs are included in diluted shares if the related performance conditions are considered satisfied as of the end of the reporting period and to the extent they are dilutive under the treasury stock method.
The components of the calculation of basic net (loss) income per ordinary share and diluted net loss per ordinary share are as follows (in millions, except share and per share data):

	Three Months Ended
	June 27, 2020	June 29, 2019
Numerator:
Net (loss) income attributable to Capri	$(180)	$45
Denominator:
Basic weighted average shares	149,556,310	151,049,572
Weighted average dilutive share equivalents:
Share options and restricted shares/units, and performance restricted share units	—	1,284,581
Diluted weighted average shares	149,556,310	152,334,153

Basic net (loss) income per share (1)	$(1.21)	$0.30
Diluted net (loss) income per share (1)	$(1.21)	$0.30

(1)Basic and diluted net (loss) income per share are calculated using unrounded numbers.
Share equivalents of 5,388,905 and 2,374,578 for the three months ended June 27, 2020 and June 29, 2019, respectively, have been excluded from the above calculations due to their anti-dilutive effect.
Diluted net loss per share attributable to Capri for the three months ended June 27, 2020 excluded all potentially dilutive securities because there was a net loss attributable to Capri for the period and, as such, the inclusion of these securities would have been anti-dilutive.
See Note 2 in the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2020 for a complete disclosure of the Company’s significant accounting policies.
Recently Adopted Accounting Pronouncements
Measurement of Credit Losses on Financial Instruments
On March 29, 2020, the Company adopted ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which amends the guidance on measuring credit losses for certain financial assets measured at amortized cost, including trade receivables. The Financial Accounting Standards Board has subsequently issued several updates to the standard, providing additional guidance on certain topics covered by the standard. This update requires entities to recognize an allowance for credit losses using a forward-looking expected loss impairment model, taking into consideration historical experience, current conditions and supportable forecasts that impact collectibility. The adoption of this update did not have a material impact on the Company's consolidated financial statements.

Implementation Costs Associated with Cloud Computing Arrangements
On March 29, 2020, the Company adopted ASU No. 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract" ("ASU 2018-15"), which provides guidance related to the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. The adoption of this update did not have a material impact on the Company's consolidated financial statements.
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
The Company has chosen to utilize the exemption allowing it not to disclose the amount of the transaction price allocated to the remaining performance obligations that have an expected duration of twelve months or less.
Retail
The Company generates sales through directly operated stores and e-commerce throughout the Americas (U.S., Canada and Latin America), EMEA (Europe, Middle East and Africa) and certain parts of Asia.
Gift Cards. The Company sells gift cards that can be redeemed for merchandise, resulting in a contract liability upon issuance. Revenue is recognized when the gift card is redeemed or upon “breakage” for the estimated portion of gift cards that are not expected to be redeemed. “Breakage” revenue is calculated under the proportional redemption methodology, which considers the historical patterns of redemption in jurisdictions where the Company is not required to remit the value of the unredeemed gift cards as unclaimed property. The contract liability related to gift cards, net of estimated “breakage,” of $11 million as of both June 27, 2020 and March 28, 2020, is included in accrued expenses and other current liabilities in the Company’s consolidated balance sheet.
Loyalty Program. The Company offers a loyalty program, which allows its Michael Kors U.S. customers to earn points on qualifying purchases toward monetary and non-monetary rewards, which may be redeemed for purchases at Michael Kors retail stores and e-commerce sites. The Company defers a portion of the initial sales transaction based on the estimated relative fair value of the benefits based on projected timing of future redemptions and historical activity. These amounts include estimated “breakage” for points that are not expected to be redeemed. The contract liability, net of an estimated “breakage,” of $2 million as of both June 27, 2020 and March 28, 2020, is recorded as a reduction to revenue in the consolidated statements of operations and comprehensive (loss) income and within accrued expenses and other current liabilities in the Company’s consolidated balance sheet and is expected to be recognized within the next 12 months.

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
The Company recognizes royalty revenue and advertising contributions based on the percentage of sales made by the licensees. Generally the Company’s guaranteed minimum royalty amounts due from licensees relate to contractual periods that do not exceed 12 months, however, some of our guaranteed minimums for Versace are multi-year based. As of June 27, 2020, contractually guaranteed minimum fees from our license agreements expected to be recognized as revenue during future periods were as follows (in millions):

Contractually Guaranteed Minimum Fees
Remainder of Fiscal 2021	$19
Fiscal 2022	27
Fiscal 2023	23
Fiscal 2024	20
Fiscal 2025	17
Fiscal 2026 and thereafter	82
Total	$188
Sales Returns
The refund liability recorded as of June 27, 2020 and March 28, 2020 was $35 million and $37 million, respectively, and the related asset for the right to recover returned product as of June 27, 2020 and March 28, 2020 was $10 million and $14 million, respectively.
Contract Balances
Total contract liabilities were $21 million and $22 million as of June 27, 2020 and March 28, 2020, respectively. For the three months ended June 27, 2020, the Company recognized $3 million in revenue which related to contract liabilities that existed at March 28, 2020. For the three months ended June 29, 2019, the Company recognized $14 million in revenue which related to contract liabilities that existed at March 30, 2019. There were no contract assets recorded as of June 27, 2020 and March 28, 2020.
There were no changes in historical variable consideration estimates that were materially different from actual results.

Disaggregation of Revenue
The following table presents the Company’s segment revenues disaggregated by geographic location (in millions):

	Three Months Ended
	June 27, 2020	June 29, 2019
Versace revenue - the Americas	$15	$44
Versace revenue - EMEA	27	92
Versace revenue - Asia	51	71
Total Versace	93	207

Jimmy Choo revenue - the Americas	6	30
Jimmy Choo revenue - EMEA	16	79
Jimmy Choo revenue - Asia	29	49
Total Jimmy Choo	51	158

Michael Kors revenue - the Americas	156	655
Michael Kors revenue - EMEA	79	189
Michael Kors revenue - Asia	72	137
Total Michael Kors	307	981

Total revenue - the Americas	177	729
Total revenue - EMEA	122	360
Total revenue - Asia	152	257
Total revenue	$451	$1,346
See Note 3 in the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2020 for a complete disclosure of the Company’s revenue recognition policy.

4. Receivables, net
Receivables, net, consist of (in millions):

	June 27, 2020	March 28, 2020
Trade receivables (1)	$263	$432
Receivables due from licensees	21	14
	284	446
Less: allowances	(101)	(138)
	$183	$308

(1)As of June 27, 2020 and March 28, 2020, $56 million and $80 million, respectively, of trade receivables were insured.
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
The Company’s allowance for doubtful accounts is determined through analysis of periodic aging of receivables that are not covered by insurance and assessments of collectability based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers and the impact of general economic conditions. The past due status of a receivable is based on its contractual terms. Amounts deemed uncollectible are written off against the allowance when it is probable the amounts will not be recovered. Allowance for doubtful accounts was $31 million and $39 million as of June 27, 2020 and March 28, 2020, respectively, including the impact related to COVID-19. The Company had a credit loss of $(6) million for the three months ended June 27, 2020. All other periods presented were immaterial.

5. Property and Equipment, net
Property and equipment, net, consists of (in millions):

	June 27, 2020	March 28, 2020
Leasehold improvements	$706	$704
Computer equipment and software	342	329
Furniture and fixtures	332	329
In-store shops	236	236
Equipment	137	136
Building	49	49
Land	19	19
	1,821	1,802
Less: accumulated depreciation and amortization	(1,343)	(1,310)
	478	492
Construction-in-progress	63	69
	$541	$561
Depreciation and amortization of property and equipment for the three months ended June 27, 2020 and June 29, 2019 was $43 million and $47 million, respectively. During the three months ended June 27, 2020, the Company did not record any property and equipment impairment charges. During the three months ended June 29, 2019, the Company recorded property and equipment impairment charges of $13 million, $11 million of which related to determining asset groups for the Company’s premier store locations at an individual store level (see Note 11 for additional information).

6. Intangible Assets and Goodwill
The following table details the carrying values of the Company’s intangible assets and goodwill (in millions):

	June 27, 2020	March 28, 2020
Definite-lived intangible assets:
Reacquired Rights	$400	$400
Trademarks	23	23
Customer Relationships	404	404
Total definite-lived intangible assets	827	827
Less: accumulated amortization	(144)	(132)
Net definite-lived intangible assets	683	695

Indefinite-lived intangible assets:
Jimmy Choo brand (1)	364	367
Versace brand (2)	930	924
	1,294	1,291

Total intangible assets, excluding goodwill	$1,977	$1,986

Goodwill (3)	$1,490	$1,488

(1)Includes an accumulated impairment loss of $180 million recorded during the fourth quarter of Fiscal 2020. The change in the carrying value since March 28, 2020 reflects currency translation.
(2)The change in the carrying value since March 28, 2020 reflects currency translation.
(3)Includes an accumulated impairment loss of $171 million related to the Jimmy Choo retail and licensing reporting units recorded during the fourth quarter of Fiscal 2020. The change in the carrying value since March 28, 2020 reflects currency translation.
Amortization expense for the Company’s definite-lived intangible assets for the three months ended June 27, 2020 and June 29, 2019 was $11 million and $13 million, respectively. There were no goodwill or definite-lived and indefinite-lived intangible asset impairment charges recorded during any of the periods presented.

7. Current Assets and Current Liabilities
Prepaid expenses and other current assets consist of the following (in millions):

	June 27, 2020	March 28, 2020
Prepaid taxes	$95	$116
Prepaid contracts	15	17
Other accounts receivables	12	10
Other	29	24
	$151	$167

Accrued expenses and other current liabilities consist of the following (in millions):

	June 27, 2020	March 28, 2020
Other taxes payable	$51	$38
Return liabilities	35	37
Accrued capital expenditures	20	31
Accrued rent (1)	18	10
Accrued advertising and marketing	6	9
Gift cards and retail store credits	11	11
Professional services	9	10
Restructuring liability	14	9
Accrued litigation	11	10
Other	68	76
	$243	$241

(1)The accrued rent balance relates to variable lease payments.

8. Restructuring and Other Charges
Capri Retail Store Optimization Program
As previously announced, the Company intends to close approximately 170 of its retail stores over the next two fiscal years (Fiscal 2021 and Fiscal 2022) in connection with its Capri Retail Store Optimization Program in order to improve the profitability of its retail store fleet. In addition, the Company expects to incur approximately $75 million of one-time costs related to this program, including lease termination and other store closure costs, the majority of which are expected to result in future cash expenditures.
During the three months ended June 27, 2020, the Company closed 28 of its retail stores which have been incorporated into the Capri Retail Store Optimization Program. Net restructuring charges recorded in connection with the Capri Retail Store Optimization Program during the three months ended June 27, 2020 were $3 million.
Michael Kors Retail Fleet Optimization Plan
During the three months ended June 29, 2019, the Company incurred charges of $1 million relating to the Michael Kors Retail Fleet Optimization Plan, which was completed during the fourth quarter of Fiscal 2020.

Other Restructuring Charges
In addition to the restructuring charges related to the Michael Kors Retail Fleet Optimization Plan, the Company incurred charges of $2 million relating to Jimmy Choo lease-related charges during the three months ended June 29, 2019.
Other Costs
During the three months ended June 27, 2020, the Company recorded costs of $5 million, primarily related to equity awards associated with the acquisition of Versace.
During the three months ended June 29, 2019, the Company recorded costs of $12 million, which included $7 million in connection with the acquisition of Versace and $5 million in connection with the Jimmy Choo acquisition.

9. Debt Obligations
The following table presents the Company’s debt obligations (in millions):

	June 27, 2020	March 28, 2020
Term Loan	$991	$1,015
Revolving Credit Facilities	333	720
4.000% Senior Notes due 2024	450	450
Other	4	3
Total debt	1,778	2,188
Less: Unamortized debt issuance costs	9	8
Less: Unamortized discount on long-term debt	1	1
Total carrying value of debt	1,768	2,179
Less: Short-term debt	191	167
Total long-term debt	$1,577	$2,012
Senior Unsecured Revolving Credit Facility
On June 25, 2020, the Company entered into the second amendment (the “Second Amendment”) to its third amended and restated senior unsecured credit facility, dated as of November 15, 2018 (the “2018 Credit Facility”), with, among others, JPMorgan Chase Bank, N.A., as administrative agent. Pursuant to the Second Amendment, the obligations under the 2018 Credit Facility will be secured by liens on substantially all of the assets of the Company and its U.S. subsidiaries that are borrowers and guarantors, subject to certain exceptions, and substantially all of the registered intellectual property of the Company and its subsidiaries. This requirement for collateral will fall away if the Company achieves an investment grade ratings requirement for two consecutive full fiscal quarters. The Amendment adds a restriction on the disposition of assets and a requirement to prepay the term loans with certain net cash proceeds of non-ordinary course asset sales, subject to certain exceptions and a reinvestment option with respect to up to $100 million of net cash proceeds in the aggregate.
Pursuant to the Second Amendment, the financial covenant in the Company's 2018 Credit Facility requiring it to maintain a ratio of the sum of total indebtedness plus the capitalized amount of all operating lease obligations for the last four fiscal quarters to Consolidated EBITDAR of no greater than 3.75 to 1.0 has been waived through the fiscal quarter ending June 26, 2021. When this financial covenant is reinstated, the applicable ratio will be calculated net of the Company's unrestricted cash and cash equivalents in excess of $100 million and shall exclude up to $150 million of supply chain financings, and the maximum permitted net leverage ratio will be 4.00 to 1.0. In addition, until March 31, 2021, the material adverse change representation required to be made in connection with revolving borrowings and the issuance or amendment of letters of credit will be modified to disregard certain COVID-19 pandemic-related impacts to the business, results of operations or financial condition of the Company and its subsidiaries, taken as a whole. The Second Amendment also requires the Company, during the period from June 25, 2020 until it delivers its financial statements with respect to the fiscal quarter ending June 26, 2021, to maintain at all times unrestricted cash and cash equivalents plus the aggregate undrawn amounts under the revolving facilities under the 2018 Credit Facility of not less than $300 million, increasing to $400 million on October 1, 2020 and $500 million on December 1, 2020.
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

In addition, the Second Amendment adds a new $230 million revolving line of credit that matures on June 24, 2021 (the “364 Day Facility”). The terms of the 364 Day Facility are substantially similar to the terms of the existing revolving facility under the 2018 Credit Facility except that (i) no letters of credit or swingline loans are provided and (ii) for loans subject to Adjusted LIBOR, the applicable margin is 225 basis points per annum, for loans subject to the base rate the applicable margin is 125 basis points per annum and the commitment fee is 35 basis points per annum. In addition, while the 364 Day Facility is outstanding, (i) if the Company incurs any incremental indebtedness under the 2018 Credit Facility or certain permitted indebtedness in lieu of such incremental indebtedness, the 364 Day Facility will be reduced on a dollar for dollar basis and the Company will be required to make corresponding prepayments and (ii) the Company will be required to prepay amounts outstanding under the 364 Day Facility on a weekly basis to the extent that cash and cash equivalents of the Company and its subsidiaries exceed $200 million.
The Second Amendment also permits certain working capital facilities between the Company or any of its subsidiaries with a lender or an affiliate of a lender under the 2018 Credit Facility to be guaranteed under the 2018 Credit Facility guarantees and certain supply chain financings with, and up to $50 million outstanding principal amount of bilateral letters of credit and bilateral bank guarantees issued by a lender or an affiliate of a lender to be guaranteed and secured under the 2018 Credit Facility guarantees and collateral documents.
As of June 27, 2020 and the date these financial statements were issued, the Company was in compliance with all covenants related to the 2018 Credit Facility as amended by the Second Amendment.
As of June 27, 2020 and March 28, 2020, the Company had borrowings of $270 million and $681 million, respectively, outstanding under the 2018 Revolving Credit Facility, which were recorded within long-term debt in its consolidated balance sheets. In addition, stand-by letters of credit of $22 million were outstanding as of June 27, 2020. At June 27, 2020, the amount available for future borrowings under the 2018 Revolving Credit Facility was $938 million. As of June 27, 2020 and March 28, 2020, the carrying value of borrowings outstanding under the 2018 Term Loan Facility was $985 million and $1.010 billion, respectively, of which $128 million was recorded within short-term debt for both periods and $857 million and $882 million, respectively, was recorded within long-term debt in its consolidated balance sheets.
See Note 12 to the Company’s Fiscal 2020 Annual Report on Form 10-K for additional information regarding the Company’s credit facilities and debt obligations.

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
Please refer to the Contractual Obligations and Commercial Commitments disclosure within the Liquidity section of the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2020 for a detailed disclosure of other commitments and contractual obligations as of March 28, 2020.

11. Fair Value Measurements
Financial assets and liabilities are measured at fair value using the three-level valuation hierarchy for disclosure of fair value measurements. The determination of the applicable level within the hierarchy of a particular asset or liability depends on the inputs used in the valuation as of the measurement date, notably the extent to which the inputs are market-based (observable) or internally derived (unobservable). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs are inputs based on a company’s own assumptions about market participant assumptions based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:
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

At June 27, 2020 and March 28, 2020, the fair values of the Company’s forward foreign currency exchange contracts and net investment hedges were determined using broker quotations, which were calculations derived from observable market information: the applicable currency rates at the balance sheet date and those forward rates particular to the contract at inception. The Company makes no adjustments to these broker obtained quotes or prices, but assesses the credit risk of the counterparty and would adjust the provided valuations for counterparty credit risk when appropriate. The fair values of the forward contracts are included in prepaid expenses and other current assets, and in accrued expenses and other current liabilities in the consolidated balance sheets, depending on whether they represent assets or liabilities to the Company. The fair values of net investment hedges are included in other assets, as detailed in Note 12.
All contracts are measured and recorded at fair value on a recurring basis and are categorized in Level 2 of the fair value hierarchy, as shown in the following table (in millions):

	Fair value at June 27, 2020 using:			Fair value at March 28, 2020 using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets:
Forward foreign currency exchange contracts	$—	$—	$—	$—	$1	$—
Net investment hedges	—	3	—	—	3	—
Total derivative assets	$—	$3	$—	$—	$4	$—

Derivative liabilities:
Designated interest rate swaps	$—	$1	$—	$—	$—	$—
The Company’s long-term debt obligations are recorded in its consolidated balance sheets at carrying values, which may differ from the related fair values. The fair value of the Company’s long-term debt is estimated using external pricing data, including any available quoted market prices and based on other debt instruments with similar characteristics. Borrowings under revolving credit agreements, if outstanding, are recorded at carrying value, which approximates fair value due to the short-term nature of such borrowings. See Note 9 for detailed information relating to carrying values of the Company’s outstanding debt. The following table summarizes the carrying values and estimated fair values of the Company’s short- and long-term debt, based on Level 2 measurements (in millions):

	June 27, 2020		March 28, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
4.000% Senior Notes	$446	$422	$446	$443
Term Loan	$985	$817	$1,010	$957
Revolving Credit Facilities	$333	$333	$720	$720
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

There were no impairment charges recorded during three months ended June 27, 2020. The following table details the carrying values and fair values of the Company’s assets that have been impaired during the three months ended June 29, 2019 (in millions):

	Three Months Ended June 29, 2019
	Carrying Value Prior to Impairment	Fair Value	Impairment Charge
Operating Lease Right-of-Use Assets	$140	$56	$84
Property and Equipment	20	7	13
Total	$160	$63	$97

12. Derivative Financial Instruments
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
Net Investment Hedges
As of June 27, 2020, the Company had one fixed-to-fixed cross-currency swap agreement with a notional amount of $44 million to hedge its net investment in Japanese Yen-denominated subsidiaries against future volatility in the exchange rate between the U.S. Dollar and Japanese Yen. Under the term of this contract, which has a maturity date of November 2024, the Company will exchange the semi-annual fixed rate payments on U.S. denominated debt for fixed rate payments of 0.89% in Japanese Yen. This contract has been designated as a net investment hedge.
When a cross-currency swap is used as a hedging instrument in a net investment hedge assessed under the spot method, the cross-currency basis spread is excluded from the assessment of hedge effectiveness and is recognized as a reduction in interest expense in the Company’s consolidated statements of operations and comprehensive (loss) income. Accordingly, the Company recorded a reduction in interest expense of $0 million and $15 million during the three months ended June 27, 2020 and June 29, 2019, respectively. This decrease from prior year reflects the Company’s early termination of certain net investment hedges related to its Euro-denominated subsidiaries during the fourth quarter of Fiscal 2020.
Interest Rate Swap
During the first quarter of Fiscal 2021, the Company entered into an interest rate swap with an initial notional amount of $500 million that will decrease to $350 million in April 2022. The swap was designated as a cash flow hedge designed to mitigate the impact of adverse interest rate fluctuations for a portion of the Company's variable-rate debt equal to the notional amount of the swap. The interest rate swap converts the one-month Adjusted LIBOR interest rate on these borrowings to a fixed interest rate of 0.237% through December 2022.
When an interest rate swap agreement qualifies for hedge accounting as a cash flow hedge, the changes in the fair value are recorded in equity as a component of accumulated other comprehensive (loss) income and are reclassified into interest expense in the same period during which the hedged transactions affect earnings.

The following table details the fair value of the Company’s derivative contracts, which are recorded on a gross basis in the consolidated balance sheets as of June 27, 2020 and March 28, 2020 (in millions):

			Fair Values
	Notional Amounts		Assets				Liabilities
	June 27, 2020	March 28, 2020	June 27, 2020		March 28, 2020		June 27, 2020		March 28, 2020
Designated forward foreign currency exchange contracts	$80	$161	$—		$1	(1)	$—		$—
Designated net investment hedge	44	44	3	(2)	3	(2)	—		—
Designated interest rate swaps	500	—	—		—		1	(3)	—
Total designated hedges	624	205	3		4		1		—
Undesignated derivative contracts (4)	29	—	—		—		—		—
Total	$653	$205	$3		$4		$1		$—

(1)Recorded within prepaid expenses and other current assets in the Company’s consolidated balance sheets.
(2)Recorded within other assets in the Company’s consolidated balance sheets.
(3)Recorded within other long-term liabilities in the Company’s consolidated balance sheets.
(4)Primarily includes undesignated hedges of inventory purchases.
The Company records and presents the fair values of all of its derivative assets and liabilities in its consolidated balance sheets on a gross basis, as shown in the previous table. However, if the Company were to offset and record the asset and liability balances for its derivative instruments on a net basis in accordance with the terms of its master netting arrangements, which provide for the right to set-off amounts for similar transactions denominated in the same currencies, the resulting impact as of June 27, 2020 and March 28, 2020 would be as follows (in millions):

	Forward Currency Exchange Contracts		Net Investment Hedges		Interest Rate Swaps
	June 27, 2020	March 28, 2020	June 27, 2020	March 28, 2020	June 27, 2020	March 28, 2020
Assets subject to master netting arrangements	$—	$1	$3	$3	$—	$—
Liabilities subject to master netting arrangements	$—	$—	$—	$—	$1	$—
Derivative assets, net	$—	$1	$3	$3	$—	$—
Derivative liabilities, net	$—	$—	$—	$—	$1	$—
The Company’s master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties.
Changes in the fair value of the Company’s forward foreign currency exchange contracts that are designated as accounting hedges are recorded in equity as a component of accumulated other comprehensive (loss) income, and are reclassified from accumulated other comprehensive (loss) income into earnings when the items underlying the hedged transactions are recognized into earnings, as a component of cost of sales within the Company’s consolidated statements of operations and comprehensive (loss) income. The net gain or loss on net investment hedges are reported within foreign currency translation gains and losses (“CTA”) as a component of accumulated other comprehensive (loss) income on the Company’s consolidated balance sheets. Upon discontinuation of the hedge, such amounts remain in CTA until the related investment is sold or liquidated. Changes in the fair value of the Company’s interest rate swaps that are designated as accounting hedges are recorded in equity as a component of accumulated other comprehensive (loss) income, and are reclassified from accumulated other comprehensive (loss) income into earnings when the items underlying the hedged transactions are recognized into earnings, as a component of interest expense within the Company’s consolidated statements of operations and comprehensive (loss) income.

The following table summarizes the pre-tax impact of the gains and losses on the Company’s designated forward foreign currency exchange contracts, net investment hedges and interest rate swaps (in millions):

	Three Months Ended
	June 27, 2020	June 29, 2019
	Pre-Tax Losses Recognized in OCI	Pre-Tax Losses Recognized in OCI
Designated forward foreign currency exchange contracts	$—	$—
Designated net investment hedges	$—	$(25)
Designated interest rate swaps	$(1)	$—
The following table summarizes the pre-tax impact of the gains and losses within the consolidated statements of operations and comprehensive (loss) income related to the designated forward foreign currency exchange contracts for the three months ended June 27, 2020 and June 29, 2019 (in millions):

	Three Months Ended
	Pre-Tax (Gain) Loss Reclassified from Accumulated OCI		Location of (Gain) Loss recognized	Total Cost of goods sold
	June 27, 2020	June 29, 2019		June 27, 2020	June 29, 2019
Designated forward foreign currency exchange contracts	$(1)	$(3)	Cost of goods sold	$149	$512
The Company expects that substantially all of the amounts currently recorded in accumulated other comprehensive (loss) income for its forward foreign currency exchange contracts will be reclassified into earnings during the next 12 months, based upon the timing of inventory purchases and turnover.
Undesignated Hedges
During the three months ended June 27, 2020 and June 29, 2019, the net impact of changes in the fair value of undesignated forward foreign currency exchange contracts recognized within foreign currency loss (gain) in the Company’s consolidated statement of operations and comprehensive (loss) income was immaterial.

13. Shareholders’ Equity
Share Repurchase Program
During the first quarter of Fiscal 2021, the Company suspended its $500 million share-repurchase program in response to the continued impact of the COVID-19 pandemic. During the three months ended June 27, 2020, the Company did not purchase any shares through open market transactions under the current plan. As of June 27, 2020, the remaining availability under the Company’s share repurchase program was $400 million. During the three months ended June 29, 2019, the Company did not purchase any shares through open market transactions under its previous $1.0 billion share-repurchase program, which expired on May 25, 2019. Share repurchases may be made in open market or privately negotiated transactions, subject to market conditions, applicable legal requirements, trading transactions under the Company’s insider trading policy and other relevant factors. The program may be suspended or discontinued at any time.
The Company also has in place a “withhold to cover” repurchase program, which allows the Company to withhold ordinary shares from certain executive officers and directors to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards. During the three month periods ended June 27, 2020 and June 29, 2019, the Company withheld 38,119 shares and 58,304 shares, respectively, with a fair value of $1 million and $2 million, respectively, in satisfaction of minimum tax withholding obligations relating to the vesting of restricted share awards.

Accumulated Other Comprehensive (Loss) Income
The following table details changes in the components of accumulated other comprehensive (loss) income (“AOCI”), net of taxes for the three months ended June 27, 2020 and June 29, 2019, respectively (in millions):

	Foreign Currency Translation (Losses) Gains (1)	Net Gains (Losses) on Derivatives (2)	Other Comprehensive (Loss) Income Attributable to Capri
Balance at March 30, 2019	$(73)	$7	$(66)
Other comprehensive (loss) income before reclassifications	(25)	—	(25)
Less: amounts reclassified from AOCI to earnings	—	2	2
Other comprehensive (loss) income, net of tax	(25)	(2)	(27)
Balance at June 29, 2019	$(98)	$5	$(93)

Balance at March 28, 2020	$72	$3	$75
Other comprehensive (loss) income before reclassifications	(3)	—	(3)
Less: amounts reclassified from AOCI to earnings	—	1	1
Other comprehensive (loss) income, net of tax	(3)	(1)	(4)
Balance at June 27, 2020	$69	$2	$71

(1)Foreign currency translation gains and losses for the three months ended June 27, 2020 include net gains of $1 million on intra-entity transactions that are of a long-term investment nature. Foreign currency translation gains and losses for the three months ended June 29, 2019 include net gains of $3 million on intra-entity transactions that are of a long-term investment nature, a $28 million translation gain relating to the Versace business and a $21 million loss, net of taxes of $4 million, relating to the Company’s net investment hedges.
(2)Reclassified amounts relate to the Company’s forward foreign currency exchange contracts for inventory purchases and are recorded within cost of goods sold in the Company’s consolidated statements of operations and comprehensive (loss) income. All tax effects were not material for the periods presented.

14. Share-Based Compensation
The Company issues equity grants to certain employees and directors of the Company at the discretion of the Company’s Compensation and Talent Committee. The Company has two equity plans, one stock option plan adopted in Fiscal 2008 (as amended and restated, the “2008 Plan”), and the Omnibus Incentive Plan adopted in the third fiscal quarter of Fiscal 2012 and amended and restated with shareholder approval in May 2015 (the “Incentive Plan”). The 2008 Plan only provided for grants of share options and was authorized to issue up to 23,980,823 ordinary shares. As of June 27, 2020, there were no shares available to grant equity awards under the 2008 Plan. The Incentive Plan allows for grants of share options, restricted shares and RSUs, and other equity awards, and authorizes a total issuance of up to 15,246,000 ordinary shares. At June 27, 2020, there were 1,554,923 ordinary shares available for future grants of equity awards under the Incentive Plan. Option grants issued from the 2008 Plan generally expire ten years from the date of the grant, and those issued under the Incentive Plan generally expire seven years from the date of the grant.

The following table summarizes the Company’s share-based compensation activity during the three months ended June 27, 2020:

	Options	Service-Based RSUs	Performance-Based RSUs
Outstanding/Unvested at March 28, 2020	2,071,096	4,311,683	772,172
Granted	—	1,772,553	—
Exercised/Vested	—	(850,621)	(102,078)
Change due to performance condition	—	—	5,926
Canceled/forfeited	(363,087)	(152,289)	(131,107)
Outstanding/Unvested at June 27, 2020	1,708,009	5,081,326	544,913
The weighted average grant date fair value of service-based RSUs granted during the three months ended June 27, 2020 was $16.24. The weighted average grant date fair value of service-based and performance-based RSUs granted during the three months ended June 29, 2019 was $33.90 and $33.86, respectively.
Share-Based Compensation Expense
The following table summarizes compensation expense attributable to share-based compensation for the three months ended June 27, 2020 and June 29, 2019 (in millions):

	Three Months Ended
	June 27, 2020	June 29, 2019
Share-based compensation expense	$24	$28
Tax benefit related to share-based compensation expense	$5	$5
Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rates. The estimated value of future forfeitures for equity grants as of June 27, 2020 is approximately $13 million.
See Note 17 in the Company’s Fiscal 2020 Annual Report on Form 10-K for additional information relating to the Company’s share-based compensation awards.

15. Income Taxes
The Company’s effective tax rate for the three months ended June 27, 2020 was (2.9)%. Such rate differs from the United Kingdom (“U.K.”) federal statutory rate of 17% primarily due to the existence of a valuation allowance on a portion of our consolidated pre-tax loss and a tax detriment related to share-based compensation. These decreases were partially offset by the favorable effects related to global financing activities. The global financing activities are related to the Company’s 2014 move of its principal executive office from Hong Kong to the U.K. and decision to become a U.K. tax resident. In connection with this decision, the Company funded its international growth strategy through intercompany debt financing arrangements between certain of our U.S., U.K. and Switzerland subsidiaries in December 2015. Due to the difference in the statutory income tax rates between these jurisdictions, the Company realized a higher effective tax rate on the consolidated pre-tax loss.
The Company’s effective tax rate for the three months ended June 29, 2019 was 11.8%. Such rate differed from the United Kingdom (“U.K.”) federal statutory rate of 19% primarily due to the favorable effects of global financing arrangements and net tax benefits in the US and Europe that related to prior tax year positions. These decreases in the effective tax rate for the three months ended June 29, 2019 were partially offset by tax deficits related to share-based compensation awards.

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

The following table presents the key performance information of the Company’s reportable segments (in millions):

	Three Months Ended
	June 27, 2020	June 29, 2019
Total revenue:
Versace	$93	$207
Jimmy Choo	51	158
Michael Kors	307	981
Total revenue	$451	$1,346

(Loss) income from operations:
Versace	$(41)	$(3)
Jimmy Choo	(29)	11
Michael Kors	(48)	201
Total segment income from operations	(118)	209
Less: Corporate expenses	(31)	(33)
Restructuring and other charges	(8)	(15)
Impairment of assets	—	(97)
COVID-19 related charges (1)	(5)	—
Total (loss) income from operations	$(162)	$64
___________________
(1)COVID-19 related charges primarily related to severance costs, partially offset by a credit loss of $(6) million.
Depreciation and amortization expense for each segment are as follows (in millions):

	Three Months Ended
	June 27, 2020	June 29, 2019
Depreciation and amortization:
Versace	$13	$14
Jimmy Choo	7	8
Michael Kors	34	38
Total depreciation and amortization	$54	$60

Total revenue (based on country of origin) by geographic location are as follows (in millions):

	Three Months Ended
	June 27, 2020	June 29, 2019
Total revenue:
The Americas (1)	$177	$729
EMEA	122	360
Asia	152	257
Total revenue	$451	$1,346

(1)Total revenue earned in the U.S. were $161 million for the three months ended June 27, 2020 and $681 million for the three months ended June 29, 2019, respectively.

As of June 27, 2020 and March 28, 2020, the Company's total assets were $7.533 billion and $7.946 billion, respectively. The decrease in total assets was primarily due to the reduction of the Company's cash and cash equivalents from $592 million as of March 28, 2020 to $207 million as of June 27, 2020, due to net payments the Company made to lower the outstanding balance of its Revolving Credit Facilities.

17. Subsequent Events
Net Investment Hedges
During the second quarter of Fiscal 2021, the Company entered into multiple fixed-to-fixed cross currency swap agreements with an aggregate notional amount of $1 billion to hedge its net investments in Euro-denominated subsidiaries against future volatility in the exchange rates between the U.S. Dollar and the Euro. These contracts have been designated as net investment hedges.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) of our Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto included as part of this interim report. Forward-looking statements are prospective in nature and are not based on historical facts, but rather on current expectations and projections of the management of Capri Holdings Limited (the “Company”) about future events, and are therefore subject to risks and uncertainties which could cause actual results to differ materially from the future results expressed or implied by the forward-looking statements. All statements other than statements of historical facts included herein, may be forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “plans”, “believes”, “expects”, “intends”, “will”, “should”, “could”, “would”, “may”, “anticipates”, “might” or similar words or phrases, are forward-looking statements. These forward-looking statements are not guarantees of future financial performance. Such forward-looking statements involve known and unknown risks and uncertainties that could significantly affect expected results and are based on certain key assumptions, which could cause actual results to differ materially from those projected or implied in any forward-looking statements. These risks, uncertainties and other factors include the effect of the COVID-19 pandemic and its potential material and significant impact on the Company’s future financial and operational results if retail stores are forced to close again and the pandemic is prolonged, including that our estimates could materially differ if the severity of the COVID-19 situation worsens, the length and severity of such outbreak across the globe and the pace of recovery following the COVID-19 pandemic, levels of cash flow and future availability of credit, compliance with restrictive covenants under the Company’s credit agreement, the Company’s ability to integrate successfully and to achieve anticipated benefits of any acquisition; the risk of disruptions to the Company’s businesses; the negative effects of events on the market price of the Company’s ordinary shares and its operating results; significant transaction costs; unknown liabilities; the risk of litigation and/or regulatory actions related to the Company’s businesses; fluctuations in demand for the Company’s products; levels of indebtedness (including the indebtedness incurred in connection with acquisitions); the timing and scope of future share buybacks, which may be made in open market or privately negotiated transactions, and are subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors, and which share repurchases may be suspended or discontinued at any time, the level of other investing activities and uses of cash; changes in consumer traffic and retail trends; loss of market share and industry competition; fluctuations in the capital markets; fluctuations in interest and exchange rates; the occurrence of unforeseen epidemics and pandemics, disasters or catastrophes; political or economic instability in principal markets; adverse outcomes in litigation; and general, local and global economic, political, business and market conditions, as well as those risks set forth in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended March 28, 2020, filed with the Securities and Exchange Commission on July 8, 2020.

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
Certain Factors Affecting Financial Condition and Results of Operations
COVID-19 Pandemic. See Item 1A — "The COVID-19 pandemic could have a material adverse effect on our business and results of operations" of our Annual Report on Form 10-K for the fiscal year ended March 28, 2020 for additional discussion regarding risks to our business associated with the COVID-19 pandemic.
Establishing brand identity and enhancing global presence. We intend to continue to increase our international presence and global brand recognition by growing our existing international operations through the formation of various joint ventures with international partners and continuing with our international licensing arrangements. We feel this is an efficient method for continued penetration into the global luxury goods market, especially for markets where we have yet to establish a substantial presence. In addition, our growth strategy includes assuming direct control of certain licensed international operations to better manage our growth opportunities in the related regions.
Channel shift and demand for our accessories and related merchandise. Our performance is affected by trends in the luxury goods industry, as well as shifts in demographics and changes in lifestyle preferences. Although the overall consumer spending for personal luxury products has increased in recent years, consumer shopping preferences have continued to shift from physical stores to on-line shopping. We currently expect that this trend will continue in the foreseeable future. We continue to adjust our operating strategy to the changing business environment. In addition, we recently announced our Capri Retail Store Optimization Program to close approximately 170 of our retail stores over the next two years, in order to improve the profitability of our retail store fleet. Over this time period, we expect to incur approximately $75 million of one-time costs associated with these store closures. During the first quarter of Fiscal 2021, we closed 28 of our retail stores, which have been incorporated into the Capri Retail Store Optimization Program, at a cost of $3 million.
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

Unallocated Expenses
In addition to the reportable segments discussed above, we have certain corporate costs that are not directly attributable to our brands and, therefore, are not allocated to segments. Such costs primarily include certain administrative, corporate occupancy and information systems expenses, including ERP system implementation costs. In addition, certain other costs are not allocated to segments, including restructuring and other charges (including transaction and transition costs related to our recent acquisitions), impairment costs and COVID-19 related charges. The segment structure is consistent with how our chief operating decision maker plans and allocates resources, manages the business and assesses performance. The following table presents our total revenue and (loss) income from operations by segment for the three months ended June 27, 2020 and June 29, 2019 (in millions):

		Three Months Ended
		June 27, 2020	June 29, 2019
Total revenue:
	Versace	$93	$207
	Jimmy Choo	51	158
	Michael Kors	307	981
Total revenue		$451	$1,346

(Loss) income from operations:
	Versace	$(41)	$(3)
	Jimmy Choo	(29)	11
	Michael Kors	(48)	201
Total segment (loss) income from operations		(118)	209
Less:	Corporate expenses	(31)	(33)
	Restructuring and other charges	(8)	(15)
	Impairment of assets	—	(97)
	COVID-19 related charges (1)	(5)	—
Total (loss) income from operations		$(162)	$64
___________________
(1)COVID-19 related charges primarily relate to severance costs, partially offset by a credit loss of $(6) million.

The following table presents our global network of retail stores and wholesale doors by brand:

	As of
	June 27, 2020	June 29, 2019
Number of full price retail stores (including concessions):
Versace	154	152
Jimmy Choo	181	173
Michael Kors	549	583
	884	908

Number of outlet stores:
Versace	50	44
Jimmy Choo	47	42
Michael Kors	273	270
	370	356

Total number of retail stores	1,254	1,264

Total number of wholesale doors
Versace	818	795
Jimmy Choo	535	581
Michael Kors	2,829	3,191
	4,182	4,567
The following table presents our retail stores by geographic location:

	As of			As of
	June 27, 2020			June 29, 2019
	Versace	Jimmy Choo	Michael Kors	Versace	Jimmy Choo	Michael Kors
Store count by region:
The Americas	30	47	365	28	44	387
EMEA	59	76	180	56	73	184
Asia	115	105	277	112	98	282
	204	228	822	196	215	853
Key Consolidated Performance Indicators and Statistics
We use a number of key indicators of operating results to evaluate our Company’s performance, including the following (dollars in millions):

	Three Months Ended
	June 27, 2020	June 29, 2019
Total revenue	$451	$1,346
Gross profit as a percent of total revenue	67.0%	62.0%
(Loss) income from operations	$(162)	$64
(Loss) income from operations as a percent of total revenue	(35.9)%	4.8%
Seasonality
We experience certain effects of seasonality with respect to our business. We generally experience greater sales during our third fiscal quarter, primarily driven by holiday season sales, and the lowest sales during our first fiscal quarter.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Critical accounting policies are those that are the most important to the portrayal of our results of operations and financial condition and that require our most difficult, subjective and complex judgments to make estimates about the effect of matters that are inherently uncertain. In applying such policies, we must use certain assumptions that are based on our informed judgments, assessments of probability and best estimates. Estimates, by their nature, are subjective and are based on analysis of available information, including current and historical factors and the experience and judgment of management. We evaluate our assumptions and estimates on an ongoing basis. While our significant accounting policies are detailed in Note 2 to the accompanying consolidated financial statements, our critical accounting policies are disclosed in full in the MD&A section of our Annual Report on Form 10-K for the fiscal year ended March 28, 2020. There have been no significant changes in our critical accounting policies since March 28, 2020.

Results of Operations
Comparison of the three months ended June 27, 2020 with the three months ended June 29, 2019
The following table details the results of our operations for the three months ended June 27, 2020 and June 29, 2019, and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Three Months Ended		$ Change	% Change	% of Total Revenue for the Three Months Ended
	June 27, 2020	June 29, 2019			June 27, 2020	June 29, 2019
Statements of Operations Data:
Total revenue	$451	$1,346	$(895)	(66.5)%
Cost of goods sold	149	512	(363)	(70.9)%	33.0%	38.0%
Gross profit	302	834	(532)	(63.8)%	67.0%	62.0%
Selling, general and administrative expenses	402	598	(196)	(32.8)%	89.1%	44.4%
Depreciation and amortization	54	60	(6)	(10.0)%	12.0%	4.5%
Impairment of assets	—	97	(97)	NM	—%	7.2%
Restructuring and other charges	8	15	(7)	(46.7)%	1.8%	1.1%
Total operating expenses	464	770	(306)	(39.7)%	102.9%	57.2%
(Loss) income from operations	(162)	64	(226)	NM	(35.9)%	4.8%
Other income, net	(1)	(2)	1	(50.0)%	(0.2)%	(0.1)%
Interest expense, net	17	13	4	30.8%	3.8%	1.0%
Foreign currency (gain) loss	(3)	2	(5)	NM	(0.7)%	0.1%
(Loss) income before provision for income taxes	(175)	51	(226)	NM	(38.8)%	3.8%
Provision for income taxes	5	6	(1)	(16.7)%	1.1%	0.4%
Net (loss) income attributable to Capri	$(180)	$45	$(225)	NM
___________________
NM Not meaningful
Total Revenue
Total revenue decreased $895 million, or 66.5%, to $451 million for the three months ended June 27, 2020, compared to $1.346 billion for the three months ended June 29, 2019, which included net unfavorable foreign currency effects of approximately $4 million, primarily related to the weakening of the Chinese Renminbi and Euro against the U.S. Dollar during the three months ended June 27, 2020 as compared to the same prior year period. On a constant currency basis, our total revenue decreased $891 million, or 66.2%. The decrease is attributable to lower revenues from all three brands, as compared to the prior year, reflecting the adverse impact of COVID-19.
Gross Profit
Gross profit decreased $532 million, or 63.8%, to $302 million for the three months ended June 27, 2020, compared to $834 million for the three months ended June 29, 2019, which included net unfavorable foreign currency effects of $3 million. Gross profit as a percentage of total revenue increased 500 basis points to 67.0% during the three months ended June 27, 2020, compared to 62.0% during the three months ended June 29, 2019. The increase in our gross profit margin was primarily attributable to higher gross profit margin for Michael Kors primarily driven by lower promotional activity and favorable channel mix, including a higher proportion of sales in Asia during the three months ended June 27, 2020, as compared to the three months ended June 29, 2019.
Total Operating Expenses
Total operating expenses decreased $306 million, or 39.7%, to $464 million during the three months ended June 27, 2020, compared to $770 million for the three months ended June 29, 2019. Our operating expenses included a net favorable foreign currency impact of approximately $2 million. Total operating expenses increased to 102.9% as a percentage of total revenue for the three months ended June 27, 2020, compared to 57.2% for the three months ended June 29, 2019. The components that comprise total operating expenses are explained below.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $196 million, or 32.8%, to $402 million during the three months ended June 27, 2020, compared to $598 million for the three months ended June 29, 2019, primarily due to lower variable costs, as well as decreases from our cost reduction initiatives as a result of COVID-19.
Selling, general, and administrative expenses as a percentage of total revenue increased to 89.1% for the three months ended June 27, 2020, compared to 44.4% for the three months ended June 29, 2019, primarily due to the adverse impacts of COVID-19 and increased retail store and e-commerce related costs as a percentage of total revenue during the three months ended June 27, 2020, as compared to the three months ended June 29, 2019.
Corporate unallocated expenses, which are included within selling, general and administrative expenses discussed above, but are not directly attributable to a reportable segment, decreased $2 million, or 6.1%, to $31 million during the three months ended June 27, 2020 as compared to $33 million for the three months ended June 29, 2019.
Depreciation and Amortization
Depreciation and amortization decreased $6 million, or 10.0%, to $54 million during the three months ended June 27, 2020, compared to $60 million for the three months ended June 29, 2019. The decrease in depreciation and amortization expense was primarily attributable to lower depreciation due to previously recorded property and equipment impairment charges. Depreciation and amortization increased to 12.0% as a percentage of total revenue during the three months ended June 27, 2020, compared to 4.5% for the three months ended June 29, 2019.
Impairment of Assets
During the three months ended June 27, 2020, we did not recognize any asset impairment charges. During the three months ended June 29, 2019, we recognized asset impairment charges of approximately $97 million, which were primarily related to determining asset groups for our premier store locations at an individual store level, as well as operating lease right-of-use assets as part of our quarterly impairment assessments.
Restructuring and Other Charges
During the three months ended June 27, 2020, we recognized restructuring and other charges of $8 million, which included other costs of $5 million primarily related to equity awards associated with the acquisition of Versace (see Note 8 to the accompanying consolidated financial statements for additional information) and $3 million related to our Capri Retail Store Optimization Program.
During the three months ended June 29, 2019, we recognized restructuring and other charges of $15 million, which were comprised of $12 million of other costs and restructuring charges of $3 million, of which $2 million was recorded in connection with Jimmy Choo lease termination charges and $1 million related to our Michael Kors Retail Fleet Optimization Plan. The other costs recorded during the three months ended June 29, 2019 included $7 million in connection with the acquisition of Versace and $5 million in connection with the Jimmy Choo acquisition. Restructuring and other charges are not evaluated as part of our reportable segments’ results (See Segment Information above for additional information).
(Loss) Income from Operations
As a result of the foregoing, income from operations decreased $226 million, to a loss from operations of $162 million during three months ended ended June 27, 2020, compared to income from operations of $64 million for the three months ended June 29, 2019. Income from operations as a percentage of total revenue decreased to (35.9)% during the three months ended June 27, 2020, compared to 4.8% for the three months ended June 29, 2019. See Segment Information above for a reconciliation of our segment operating income to total operating income.
Interest Expense, net
Interest expense, net, increased $4 million to $17 million during the three months ended June 27, 2020, compared to $13 million for the three months ended June 29, 2019, primarily due to a decrease to interest income as a result of the Company’s early termination of its net investment hedges related to its Euro-denominated subsidiaries during the fourth quarter. The decrease to interest income was largely offset by a decrease in interest expense attributable to lower average borrowings outstanding in the current year (see Note 9 and Note 12 to the accompanying consolidated financial statements for additional information).

Foreign Currency (Gain) Loss
During the three months ended June 27, 2020, we recognized a net foreign currency gain of $3 million, primarily attributable to the revaluation and settlement of certain of our accounts payable in currencies other than the functional currency, as well as the remeasurement of dollar-denominated intercompany loans with certain of our subsidiaries.
During the three months ended June 29, 2019, we recognized a net foreign currency loss of $2 million, primarily attributable to the revaluation and settlement of certain of our accounts payable in currencies other than the functional currency.
Provision for Income Taxes
The provision for incomes taxes was $5 million during the three months ended June 27, 2020, compared to $6 million for the three months ended June 29, 2019. Our effective tax rate for the three months ended June 27, 2020, was (2.9)%, compared to 11.8% for the three months ended June 29, 2019. The decrease in our effective tax rate was primarily related to the impact of a valuation allowance on a portion of our consolidated pre-tax loss and a tax detriment related to share based compensation for the three months ended June 27, 2020, compared to three months ended June 29, 2019. These decreases were partially offset by the impact of the favorable effects related to global financing activities on our consolidated pre-tax loss.
Our effective tax rate may fluctuate from time to time due to the effects of changes in U.S. state and local taxes and tax rates in foreign jurisdictions. In addition, factors such as the geographic mix of earnings, enacted tax legislation and the results of various global tax strategies, may also impact our effective tax rate in future periods.
Net (Loss) Income Attributable to Capri
As a result of the foregoing, our net income decreased $225 million to a net loss of $180 million during the three months ended June 27, 2020, compared to net income of $45 million for the three months ended June 29, 2019.
Segment Information
Versace

	Three Months Ended			% Change
(dollars in millions)	June 27, 2020	June 29, 2019	$ Change	As Reported	Constant Currency
Revenues	$93	$207	$(114)	(55.1)%	(54.1)%
Loss from operations	(41)	(3)	(38)	NM
Operating margin	(44.1)%	(1.4)%
___________________
NM Not meaningful
Revenues
Versace revenues decreased $114 million, or 55.1%, to $93 million during the three months ended June 27, 2020, compared to $207 million for the three months ended June 29, 2019, which included unfavorable foreign currency effects of $2 million. On a constant currency basis, revenue decreased $112 million, or 54.1%, primarily reflecting adverse impacts related to COVID-19.
Loss from Operations
During the three months ended June 27, 2020 Versace recorded a loss from operations of $41 million during the three months ended June 27, 2020, compared to $3 million for the three months ended June 29, 2019. Operating margin declined from (1.4)% for the three months ended June 29, 2019, to (44.1)% during the three months ended June 27, 2020, primarily due to the adverse impacts related to COVID-19.

Jimmy Choo

	Three Months Ended			% Change
(dollars in millions)	June 27, 2020	June 29, 2019	$ Change	As Reported	Constant Currency
Revenues	$51	$158	$(107)	(67.7)%	(67.7)%
(Loss) income from operations	(29)	11	(40)	NM
Operating margin	(56.9)%	7.0%
___________________
NM Not meaningful
Revenues
Jimmy Choo revenues decreased $107 million, or 67.7%, to $51 million during the three months ended June 27, 2020, compared to $158 million for the three months ended June 29, 2019, primarily reflecting adverse impacts related to COVID-19.
(Loss) Income from Operations
During the three months ended June 27, 2020, Jimmy Choo recorded a loss from operations of $29 million during the three months ended June 27, 2020, compared to income from operations of $11 million for the three months ended June 29, 2019. Operating margin declined from 7.0% for the three months ended June 29, 2019, to (56.9)% during the three months ended June 27, 2020, primarily due to the adverse impacts related to COVID-19.
Michael Kors

	Three Months Ended			% Change
(dollars in millions)	June 27, 2020	June 29, 2019	$ Change	As Reported	Constant Currency
Revenues	$307	$981	$(674)	(68.7)%	(68.5)%
(Loss) income from operations	(48)	201	(249)	NM
Operating margin	(15.6)%	20.5%
___________________
NM Not meaningful
Revenues
Michael Kors revenues decreased $674 million, or 68.7%, to $307 million during the three months ended June 27, 2020, compared to $981 million for the three months ended June 29, 2019, which included unfavorable foreign currency effects of $2 million. On a constant currency basis, revenue decreased $672 million, or 68.5%, primarily due to adverse impacts related to COVID-19.
(Loss) Income from Operations
During the three months ended June 27, 2020, Michael Kors recorded a loss from operations of $48 million during the three months ended June 27, 2020, compared to income from operations of $201 million for the three months ended June 29, 2019. Operating margin declined from 20.5% for the three months ended June 29, 2019, to (15.6)% during the three months ended June 27, 2020, primarily due to adverse impacts related to COVID-19.

Liquidity and Capital Resources
Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, along with borrowings available under our credit facilities and available cash and cash equivalents. Our primary use of this liquidity is to fund our ongoing cash requirements, including working capital requirements, acquisitions, debt repayments, investment in information systems infrastructure, global retail store construction, expansion and renovation, distribution and corporate facilities, construction and renovation of shop-in-shops, share repurchases and other corporate activities. We believe that the cash generated from our operations, together with borrowings available under our revolving credit facility and available cash and cash equivalents, will be sufficient to meet our working capital needs for the next 12 months, including investments made and expenses incurred in connection with our store growth plans, shop-in-shop growth, investments in corporate and distribution facilities, continued systems development, e-commerce and marketing initiatives. We spent $32 million on capital expenditures during the three months ended June 27, 2020.
The following table sets forth key indicators of our liquidity and capital resources (in millions):

	As of
	June 27, 2020	March 28, 2020
Balance Sheet Data:
Cash and cash equivalents	$207	$592
Working capital	$(100)	$493
Total assets	$7,533	$7,946
Short-term debt	$191	$167
Long-term debt	$1,577	$2,012

	Three Months Ended
	June 27, 2020	June 29, 2019
Cash Flows Provided By (Used In):
Operating activities	$67	$158
Investing activities	(32)	(32)
Financing activities	(420)	(138)
Effect of exchange rate changes	—	—
Net decrease in cash and cash equivalents and restricted cash	$(385)	$(12)

Cash Provided by Operating Activities
Net cash provided by operating activities decreased $91 million to $67 million during the three months ended June 27, 2020, as compared to $158 million for the three months ended June 29, 2019, as a result of a decrease in our net income after non-cash adjustments, partially offset by increases related to changes in our working capital, primarily attributable to the timing of payments and receipts due to the impact of COVID-19.
Cash Used in Investing Activities
Net cash used in investing activities was $32 million during the three months ended June 27, 2020, as compared to $32 million during the three months ended June 29, 2019, which was primarily attributable to an increase of $23 million related to the settlement of a net investment hedge during the three months ended June 29, 2019, offset by lower capital expenditures of $22 million compared to prior year.
Cash Used in Financing Activities
Net cash used in financing activities was $420 million during the three months ended June 27, 2020, as compared to $138 million during the three months ended June 29, 2019. The increase of cash used in financing activities of $282 million was primarily attributable to increased debt repayments.

Debt Facilities
The following table presents a summary of our borrowing capacity and amounts outstanding as of June 27, 2020 and March 28, 2020 (dollars in millions):

	As of
	June 27, 2020	March 28, 2020
Senior Unsecured Revolving Credit Facility:
Revolving Credit Facility (excluding up to a $500 million accordion feature) (1)
Total Availability	$1,230	$1,000
Borrowings outstanding	270	681
Letter of credit outstanding	22	18
Remaining availability	$938	$301

Term Loan Facility ($1.6 billion)
Borrowings Outstanding, net of debt issuance costs (2)	$985	$1,010
Remaining availability	$—	$—

4.000% Senior Notes
Borrowings Outstanding, net of debt issuance costs and discount amortization (2)	$446	$446

Other Borrowings (2)	$4	$3

Hong Kong Uncommitted Credit Facility:
Total availability (100 million Hong Kong Dollars)	$13	$14
Borrowings outstanding (85 million Hong Kong Dollars) (3)	11	—
Bank guarantees outstanding (4 million Hong Kong Dollars)	1	1
Remaining availability (11 million and 96 million Hong Kong Dollars)	$1	$13

China Uncommitted Credit Facility:
Borrowings outstanding	$—	$—
Total and remaining availability (100 million Chinese Yuan)	$14	$14

Japan Credit Facility:
Total availability (1.0 billion Japanese Yen)	$9	$9
Borrowings outstanding (223 million Japanese Yen) (3)	2	—
Remaining availability (777 million and 1.0 billion Japanese Yen)	$7	$9

Versace Uncommitted Credit Facilities:
Total availability (55 million and 52 million Euro)	$61	$58
Borrowings outstanding (45 million and 35 million Euro) (3)	50	39
Remaining availability (10 million and 17 million Euro)	$11	$19

Total borrowings outstanding (1)	$1,768	$2,179
Total remaining availability	$971	$356

_____________________________
(1)The financial covenant in our 2018 Credit Facility requiring us to maintain a ratio of the sum of total indebtedness plus the capitalized amount of all operating lease obligations for the last four fiscal quarters to Consolidated EBITDAR of no greater than 3.75 to 1.0 has been waived through the fiscal quarter ending June 26, 2021. When this financial covenant is reinstated, the applicable ratio will be calculated net of our unrestricted cash and cash equivalents to the extent in excess of $100 million and shall exclude up to $150 million of supply chain financings, and the maximum permitted net leverage ratio will be 4.00 to 1.0. As of June 27, 2020 and March 28, 2020, we were in compliance with all covenants related to our agreements then in effect governing our debt.
(2)Recorded as long-term debt in our consolidated balance sheets as of June 27, 2020 and March 28, 2020, except for the current portion of $128 million outstanding under the 2018 Term Loan Facility, which was recorded within short-term debt at both June 27, 2020 and March 28, 2020.
(3)Recorded as short-term debt in our consolidated balance sheets as of June 27, 2020 and March 28, 2020.
We believe that our 2018 Credit Facility is adequately diversified with no undue concentration in any one financial institution. As of June 27, 2020, there were 26 financial institutions participating in the facility, with none maintaining a maximum commitment percentage in excess of 10%. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the 2018 Credit Facility.
See Note 9 in the accompanying financial statements and Note 12 in our Fiscal 2020 Annual Report on Form 10-K for detailed information relating to our credit facilities and debt obligations.
Share Repurchase Program
The following table presents our treasury share repurchases during the three months ended June 27, 2020 and June 29, 2019 (dollars in millions):

	Three Months Ended
	June 27, 2020	June 29, 2019
Cost of shares repurchased under share repurchase program	$—	$—
Fair value of shares withheld to cover tax obligations for vested restricted share awards	1	2
Total cost of treasury shares repurchased	$1	$2

Shares repurchased under share repurchase program	—	—
Shares withheld to cover tax withholding obligations	38,119	58,304
	38,119	58,304

During the first quarter of Fiscal 2021, we suspended our $500 million share-repurchase program in response to the continued impact of the COVID-19 pandemic. As of June 27, 2020, the remaining availability under our share repurchase program was $400 million. Share repurchases may be made in open market or privately negotiated transactions, subject to market conditions, applicable legal requirements, trading restrictions under our insider trading policy, and other relevant factors. This program may be suspended or discontinued at any time.
See Note 13 to the accompanying consolidated financial statements for additional information.
Contractual Obligations and Commercial Commitments
Please refer to the “Contractual Obligations and Commercial Commitments” disclosure within the “Liquidity and Capital Resources” section of our Fiscal 2020 Form 10-K for a detailed disclosure of our other contractual obligations and commitments as of March 28, 2020.

Off-Balance Sheet Arrangements
We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. Our off-balance sheet commitments relating to our outstanding letters of credit were $27 million at June 27, 2020, including $5 million in letters of credit issued outside of the 2018 Credit Facility. In addition, as of June 27, 2020, bank guarantees of approximately $18 million were supported by the Versace Credit Facilities. We do not have any other off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.
Recent Accounting Pronouncements
See Note 2 to the accompanying interim consolidated financial statements for recently issued accounting standards, which may have an impact on our financial statements and/or disclosures upon adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks during the normal course of our business, such as risks arising from fluctuations in foreign currency exchange rates, as well as fluctuations in interest rates. In attempts to manage these risks, we employ certain strategies to mitigate the effect of these fluctuations. We enter into foreign currency forward contracts to manage our foreign currency exposure to the fluctuations of certain foreign currencies. The use of these instruments primarily helps to manage our exposure to our foreign purchase commitments and better control our product costs. We do not use derivatives for trading or speculative purposes.
Foreign Currency Exchange Risk
Forward Foreign Currency Exchange Contracts
We are exposed to risks on certain purchase commitments to foreign suppliers based on the value of our purchasing subsidiaries’ local currency relative to the currency requirement of the supplier on the date of the commitment. As such, we enter into forward currency exchange contracts that generally mature in 12 months or less and are consistent with the related purchase commitments, to manage our exposure to the changes in the value of the Euro and the Canadian Dollar. These contracts are recorded at fair value in our consolidated balance sheets as either an asset or liability, and are derivative contracts to hedge cash flow risks. Certain of these contracts are designated as hedges for hedge accounting purposes, while certain of these contracts, are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of the majority of these contracts at the balance sheet date are recorded in our equity as a component of accumulated other comprehensive (loss) income, and upon maturity (settlement) are recorded in, or reclassified into, our cost of sales or operating expenses, in our consolidated statement of operations and comprehensive (loss) income, as applicable, based on the underlying transactions for which the forward currency exchange contracts were established.
We perform a sensitivity analysis on our forward currency contracts, both designated and not designated as hedges for accounting purposes, to determine the effects of fluctuations in foreign currency exchange rates. For this sensitivity analysis, we assume a hypothetical change in U.S. Dollar against foreign exchange rates. Based on all foreign currency exchange contracts outstanding as of June 27, 2020, a 10% appreciation or devaluation of the U.S. Dollar compared to the level of foreign currency exchange rates for currencies under contract as of June 27, 2020, would result in a net increase and decrease, respectively, of approximately $10 million in the fair value of these contracts.
Net Investment Hedge
We are exposed to adverse foreign currency exchange rate movements related to interest from our net investment hedge. As of June 27, 2020, the net investment hedge has an aggregate notional amount of $44 million to hedge our net investments in Japanese Yen-denominated subsidiaries against future volatility in the exchange rates between the U.S. Dollar and this currency. Under the terms of this contract, which matures November 2024, we will exchange the semi-annual fixed rate payments made under our Senior Notes for fixed rate payments of 0.89% in Japanese Yen. Based on the net investment hedge outstanding as of June 27, 2020, a 10% appreciation or devaluation of the U.S. Dollar compared to the level of foreign currency exchange rates for currencies under contract as of June 27, 2020, would result in a potential net increase or decrease upon settlement of approximately $5 million in the fair value of this contract, which matures in 4 years.

Interest Rate Risk
We are exposed to interest rate risk in relation to borrowings outstanding under our 2018 Term Loan Facility, our 2018 Credit Facility, our Hong Kong Credit Facility, our Japan Credit Facility and our Versace Credit Facilities. Our 2018 Term Loan Facility carries interest at a rate that is based on LIBOR. Our 2018 Credit Facility carries interest rates that are tied to LIBOR and the prime rate, among other institutional lending rates (depending on the particular origination of borrowing), as further described in Note 9 to the accompanying consolidated financial statements. Our Hong Kong Credit Facility carries interest at a rate that is tied to the Hong Kong Interbank Offered Rate. Our China Credit Facility carries interest at a rate that is tied to the People’s Bank of China’s Benchmark lending rate. Our Japan Credit Facility carries interest at a rate posted by the Mitsubishi UFJ Financial Group. Our Versace Credit Facility carries interest at a rate set by the bank on the date of borrowing that is tied to the European Central Bank. Therefore, our statements of operations and comprehensive (loss) income and cash flows are exposed to changes in those interest rates. As part of our strategy to limit exposure to interest rate risk, we entered into an interest rate swap agreement with a notional amount of $500 million that will decrease to $350 million in April 2022. The swap was designated as a cash flow hedge designed to mitigate the impact of adverse interest rate fluctuations for a portion of our variable-rate debt equal to the notional amount of the swap. The interest rate swap converts the one-month Adjusted LIBOR interest rate on these borrowings to a fixed interest rate of 0.237% through December 2022. At June 27, 2020, we had $270 million in long-term borrowings outstanding under our 2018 Credit Facility, $985 million, net of debt issuance costs, outstanding under our 2018 Term Loan Facility and $50 million outstanding under our Versace Credit Facility. At March 28, 2020, we had $681 million in long-term borrowings outstanding under our 2018 Credit Facility, $1.010 billion, net of debt issuance costs, outstanding under our 2018 Term Loan Facility and $39 million outstanding under our Versace Credit Facilities. These balances are not indicative of future balances that may be outstanding under our revolving credit facilities that may be subject to fluctuations in interest rates. Any increases in the applicable interest rate(s) would cause an increase to the interest expense relative to any outstanding balance at that date.
Credit Risk
We have outstanding $450 million aggregate principal amount of Senior Notes due in 2024. The Senior Notes bear interest at a fixed rate equal to 4.000% per year, payable semi-annually. Our Senior Notes interest rate payable may be subject to adjustments from time to time if either Moody’s or S&P (or a substitute rating agency) downgrades (or downgrades and subsequent upgrades) the credit rating assigned to the Senior Notes.
On an overall basis, our exposure to market risk has not significantly changed from what we reported in our Annual Report on Form 10-K. The COVID-19 pandemic does present new and emerging uncertainty to the financial markets. See Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 28, 2020 for additional information.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) as of June 27, 2020. This evaluation was performed based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), the 2013 Framework. Based on this assessment, our CEO and CFO concluded that our disclosure controls and procedures as of June 27, 2020 are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended June 27, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are involved in various routine legal proceedings incident to the ordinary course of our business. We believe that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on our business, results of operations and financial condition.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 28, 2020, which could materially and adversely affect our business, financial condition or future results. These risks are not the only risks that we face. Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
During the first quarter of Fiscal 2021, the Company suspended its $500 million share-repurchase program in response to the continued impact of the COVID-19 pandemic. The Company also has in place a “withhold to cover” repurchase program, which allows the Company to withhold ordinary shares from certain executive officers and directors to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards.
The following table provides information of the Company’s ordinary shares repurchased or withheld during the three months ended June 27, 2020:

	Total Number of Shares	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximated Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
March 29 – April 25	—	$—	—	$400
April 26 – May 23	7,016	$13.96	—	$400
May 24 – June 27	31,103	$16.87	—	$400
	38,119		—

ITEM 6. EXHIBITS
a. Exhibits
Please refer to the accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 5, 2020.

CAPRI HOLDINGS LIMITED

By:	/s/ John D. Idol
Name:	John D. Idol
Title:	Chairman & Chief Executive Officer

By:	/s/ Thomas J. Edwards, Jr.
Name:	Thomas J. Edwards, Jr.
Title:	Executive Vice President, Chief Financial Officer and Chief Operating Officer

INDEX TO EXHIBITS

Exhibit No.	Description

10.1
Second Amendment to the Third Amended and Restated Credit Agreement dated as of November 15, 2018 and First Amendment to the Third Amended and Restated Guarantee Agreement, dated as of June 25, 2020, among Capri Holdings Limited, Michael Kors (USA), Inc., the foreign subsidiary borrowers party thereto, the guarantors party thereto, the financial institutions party thereto as lenders and issuing banks and JPMorgan Chase Bank, N.A., as administrative agent (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35368), filed on July 1, 2020 and incorporated herein by reference.

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

101.1
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2020 formatted in Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.