Form 10-Q
period 2020-09-26
Capri Holdings Ltd
filed 2020-11-05
CIK 1530721

'

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2020
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
As of October 28, 2020, Capri Holdings Limited had 150,647,293 ordinary shares outstanding.

TABLE OF CONTENTS

		Page No.
	PART I FINANCIAL INFORMATION
Item 1.	Financial Statements	3

	Consolidated Balance Sheets (unaudited) as of September 26, 2020 and March 28, 2020	3

	Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited) for the three months and six months ended September 26, 2020 and September 28, 2019	4

	Consolidated Statements of Shareholders’ Equity (unaudited) for the three months and six months ended September 26, 2020 and September 28, 2019	5

	Consolidated Statements of Cash Flows (unaudited) for the six months ended September 26, 2020 and September 28, 2019	7

	Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49

Item 4.	Controls and Procedures	51

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	52

Item 1A.	Risk Factors	52

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 5.	Other Information	52

Item 6.	Exhibits	53

Signatures		54

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 26, 2020	March 28, 2020
Assets
Current assets
Cash and cash equivalents	$238	$592
Receivables, net	344	308
Inventories, net	930	827
Prepaid expenses and other current assets	122	167
Total current assets	1,634	1,894
Property and equipment, net	530	561
Operating lease right-of-use assets	1,677	1,625
Intangible assets, net	2,024	1,986
Goodwill	1,539	1,488
Deferred tax assets	226	225
Other assets	173	167
Total assets	$7,803	$7,946
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$558	$428
Accrued payroll and payroll related expenses	92	93
Accrued income taxes	39	42
Short-term operating lease liabilities	439	430
Short-term debt	200	167
Accrued expenses and other current liabilities	253	241
Total current liabilities	1,581	1,401
Long-term operating lease liabilities	1,772	1,758
Deferred tax liabilities	483	465
Long-term debt	1,581	2,012
Other long-term liabilities	187	142
Total liabilities	5,604	5,778
Commitments and contingencies
Shareholders’ equity
Ordinary shares, no par value; 650,000,000 shares authorized; 218,563,307 shares issued and 150,621,274 outstanding at September 26, 2020; 217,320,010 shares issued and 149,425,612 outstanding at March 28, 2020	—	—
Treasury shares, at cost (67,942,033 shares at September 26, 2020 and 67,894,398 shares at March 28, 2020)	(3,326)	(3,325)
Additional paid-in capital	1,126	1,085
Accumulated other comprehensive income	125	75
Retained earnings	4,274	4,332
Total shareholders’ equity of Capri	2,199	2,167
Noncontrolling interest	—	1
Total shareholders’ equity	2,199	2,168
Total liabilities and shareholders’ equity	$7,803	$7,946
See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Total revenue	$1,110	$1,442	$1,561	$2,788
Cost of goods sold	400	568	549	1,080
Gross profit	710	874	1,012	1,708
Selling, general and administrative expenses	474	623	876	1,221
Depreciation and amortization	54	65	108	125
Impairment of assets	20	104	20	201
Restructuring and other charges	9	7	17	22
Total operating expenses	557	799	1,021	1,569
Income (loss) from operations	153	75	(9)	139
Other income, net	—	(1)	(1)	(3)
Interest expense, net	12	3	29	16
Foreign currency loss (gain)	—	4	(3)	6
Income (loss) before provision for income taxes	141	69	(34)	120
Provision for (benefit from) income taxes	20	(4)	25	2
Net income (loss)	121	73	(59)	118
Less: Net loss attributable to noncontrolling interest	(1)	—	(1)	—
Net income (loss) attributable to Capri	$122	$73	$(58)	$118

Weighted average ordinary shares outstanding:
Basic	150,492,275	151,602,502	150,024,293	151,326,037
Diluted	151,677,242	152,576,283	150,024,293	152,455,218
Net income (loss) per ordinary share attributable to Capri:
Basic	$0.81	$0.48	$(0.39)	$0.78
Diluted	$0.81	$0.47	$(0.39)	$0.77

Statements of Comprehensive Income (Loss):
Net income (loss)	$121	$73	$(59)	$118
Foreign currency translation adjustments	56	(13)	53	(38)
Net (loss) income on derivatives	(2)	3	(3)	1
Comprehensive income (loss)	175	63	(9)	81
Less: Net loss attributable to noncontrolling interest	(1)	—	(1)	—
Comprehensive income (loss) attributable to Capri	$176	$63	$(8)	$81

See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except share data which is in thousands)
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Income	Retained Earnings	Total Equity of Capri	Non-controlling Interests	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at June 27, 2020	218,273	$—	$1,109	(67,932)	$(3,326)	$71	$4,152	$2,006	$1	$2,007
Net income (loss)	—	—	—	—	—	—	122	122	(1)	121
Other comprehensive income	—	—	—	—	—	54	—	54	—	54
Total comprehensive income (loss)	—	—	—	—	—	—	—	176	(1)	175
Vesting of restricted awards, net of forfeitures	43	—	—	—	—	—	—	—	—	—
Exercise of employee share options	247	—	—	—	—	—	—	—	—	—
Share based compensation expense	—	—	17	—	—	—	—	17	—	17
Purchase of treasury shares	—	—	—	(10)	—	—	—	—	—	—
Balance at September 26, 2020	218,563	$—	$1,126	(67,942)	$(3,326)	$125	$4,274	$2,199	$—	$2,199

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Income	Retained Earnings	Total Equity of Capri	Non-controlling Interests	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at March 28, 2020	217,320	$—	$1,085	(67,894)	$(3,325)	$75	$4,332	$2,167	$1	$2,168
Net loss	—	—	—	—	—	—	(58)	(58)	(1)	(59)
Other comprehensive income	—	—	—	—	—	50	—	50	—	50
Total comprehensive loss	—	—	—	—	—	—	—	(8)	(1)	(9)
Vesting of restricted awards, net of forfeitures	996	—	—	—	—	—	—	—	—	—
Exercise of employee share options	247	—	—	—	—	—	—	—	—	—
Share based compensation expense	—	—	41	—	—	—	—	41	—	41
Purchase of treasury shares	—	—	—	(48)	(1)	—	—	(1)	—	(1)
Balance at September 26, 2020	218,563	$—	$1,126	(67,942)	$(3,326)	$125	$4,274	$2,199	$—	$2,199

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Continued)
(In millions, except share data which is in thousands)
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity of Capri	Non-controlling Interests	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at June 29, 2019	216,742	$—	$1,039	(65,177)	$(3,225)	$(93)	$4,600	$2,321	$3	$2,324
Net income	—	—	—	—	—	—	73	73	—	73
Other comprehensive loss	—	—	—	—	—	(10)	—	(10)	—	(10)
Total comprehensive income	—	—	—	—	—	—	—	63	—	63
Vesting of restricted awards, net of forfeitures	73	—	—	—	—	—	—	—	—	—
Share based compensation expense	—	—	21	—	—	—	—	21	—	21
Purchase of treasury shares	—	—	—	(5)	—	—	—	—	—	—
Balance at September 28, 2019	216,815	$—	$1,060	(65,182)	$(3,225)	$(103)	$4,673	$2,405	$3	$2,408

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity of Capri	Non-controlling Interests	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at March 30, 2019, as previously reported	216,051	$—	$1,011	(65,119)	$(3,223)	$(66)	$4,707	$2,429	$3	$2,432
Adoption of accounting standards (ASC 842)	—	—	—	—	—	—	(152)	(152)	—	(152)
Balance as of March 31, 2019	216,051	—	1,011	(65,119)	(3,223)	(66)	4,555	2,277	3	2,280
Net income	—	—	—	—	—	—	118	118	—	118
Other comprehensive loss	—	—	—	—	—	(37)	—	(37)	—	(37)
Total comprehensive income	—	—	—	—	—	—	—	81	—	81
Vesting of restricted awards, net of forfeitures	764	—	—	—	—	—	—	—	—	—
Share based compensation expense	—	—	49	—	—	—	—	49	—	49
Purchase of treasury shares	—	—	—	(63)	(2)	—	—	(2)	—	(2)
Balance at September 28, 2019	216,815	$—	$1,060	(65,182)	$(3,225)	$(103)	$4,673	$2,405	$3	$2,408

See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	September 26, 2020	September 28, 2019
Cash flows from operating activities
Net (loss) income	$(59)	$118
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	108	125
Share based compensation expense	41	49
Deferred income taxes	15	(8)
Impairment of assets	22	201
Changes to lease related balances, net	(58)	(26)
Tax deficit on exercise of share options	5	2
Amortization of deferred financing costs	2	3
Foreign currency (gains) losses	(3)	6
Other non-cash charges	(2)	—
Change in assets and liabilities:
Receivables, net	(29)	8
Inventories, net	(73)	(141)
Prepaid expenses and other current assets	49	(86)
Accounts payable	115	32
Accrued expenses and other current liabilities	3	(52)
Other long-term assets and liabilities	1	12
Net cash provided by operating activities	137	243
Cash flows from investing activities
Capital expenditures	(59)	(105)
Cash paid for asset acquisitions	(12)	(1)
Settlement of net investment hedges	—	31
Net cash used in investing activities	(71)	(75)
Cash flows from financing activities
Debt borrowings	955	1,325
Debt repayments	(1,371)	(1,480)
Debt issuance costs	(4)	—
Purchase of treasury shares	(1)	(2)
Net cash used in financing activities	(421)	(157)
Effect of exchange rate changes on cash and cash equivalents	1	(4)
Net (decrease) increase in cash and cash equivalents	(354)	7
Beginning of period	592	172
End of period	$238	$179
Supplemental disclosures of cash flow information
Cash paid for interest	$28	$45
Net cash (received) paid for income taxes	$(44)	$62
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$17	$27
See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned or controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The interim consolidated financial statements as of September 26, 2020 and for the three and six months ended September 26, 2020 and September 28, 2019 are unaudited. The Company consolidates the results of its Versace business on a one-month lag, as consisent with prior periods. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with U.S. GAAP. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended March 28, 2020, as filed with the Securities and Exchange Commission on July 8, 2020, in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full fiscal year.

The Company utilizes a 52 to 53 week fiscal year and the term “Fiscal Year” or “Fiscal” refers to that 52-week or 53-week period. The results for the three and six months ended September 26, 2020 and September 28, 2019 are based on 13-week and 26-week periods, respectively. The Company’s Fiscal Year 2021 will be a 52-week period ending March 27, 2021.

2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to use judgment and make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. The most significant assumptions and estimates involved in preparing the financial statements include allowances for customer deductions, sales returns, sales discounts and credit losses, estimates of inventory net realizable value, the valuation of share-based compensation, the valuation of deferred taxes and the valuation of goodwill, intangible assets and property and equipment, along with the estimated useful lives assigned to these assets. Actual results could differ from those estimates.
Seasonality
The Company experiences certain effects of seasonality with respect to its business. The Company generally experiences greater sales during its third fiscal quarter, primarily driven by holiday season sales, and the lowest sales during its first fiscal quarter.
Inventories, net
Inventories mainly consist of finished goods with the exception of raw materials and work in process inventory. The combined total of raw materials and work in process inventory recorded on the Company's consolidated balance sheets was $22 million and $27 million, respectively, as of September 26, 2020 and March 28, 2020.

The net realizable value of the Company's inventory as of September 26, 2020 and March 28, 2020 includes the expected adverse impacts of the COVID-19 pandemic. This includes the impact from temporary retail store closures, wholesale customer store closures, reductions in retail store traffic, a decline in international tourism and a decrease in consumer consumption.
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
The Company designates certain contracts related to the purchase of inventory that qualify for hedge accounting as cash flow hedges. Formal hedge documentation is prepared for all derivative instruments designated as hedges, including a description of the hedged item and the hedging instrument and the risk being hedged. The changes in the fair value for contracts designated as cash flow hedges is recorded in equity as a component of accumulated other comprehensive income (loss) until the hedged item affects earnings. When the inventory related to forecasted inventory purchases that are being hedged is sold to a third party, the gains or losses deferred in accumulated other comprehensive income (loss) are recognized within cost of goods sold. The Company uses regression analysis to assess effectiveness of derivative instruments that are designated as hedges, which compares the change in the fair value of the derivative instrument to the change in the related hedged item. If the hedge is no longer expected to be highly effective in the future, future changes in the fair value are recognized in earnings. For those contracts that are not designated as hedges, changes in the fair value are recorded to foreign currency loss (gain) in the Company’s consolidated statements of operations and comprehensive income (loss). The Company classifies cash flows relating to its forward foreign currency exchange contracts related to the purchase of inventory consistently with the classification of the hedged item, within cash flows from operating activities.
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
Net Investment Hedges
The Company also uses fixed-to-fixed cross currency swap agreements to hedge its net investments in foreign operations against future volatility in the exchange rates between its U.S. Dollars and these foreign currencies. The Company has elected the spot method of designating these contracts under ASU 2017-12 and has designated these contracts as net investment hedges. The net gain or (loss) on the net investment hedge is reported within foreign currency translation gains and losses (“CTA”), as a component of accumulated other comprehensive income (loss) on the Company’s consolidated balance sheets. Interest accruals and coupon payments are recognized directly in interest expense in the Company’s statement of operations and comprehensive income (loss). Upon discontinuation of a hedge, all previously recognized amounts remain in CTA until the net investment is sold, diluted or liquidated.
Interest Rate Swap Agreements
The Company also uses interest rate swap agreements to hedge the variability of its cash flows resulting from floating interest rates on the Company's borrowings. When an interest rate swap agreement qualifies for hedge accounting as a cash flow hedge, the changes in the fair value are recorded in equity as a component of accumulated other comprehensive income (loss) and are reclassified into interest expense in the same period during which the hedged transactions affect earnings.
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

The Company leases retail stores, office space and warehouse space under operating lease agreements that expire at various dates through September 2043. The Company’s leases generally have terms of up to 10 years, generally require a fixed annual rent and may require the payment of additional rent if store sales exceed a negotiated amount. Although most of the Company’s equipment is owned, the Company has limited equipment leases that expire on various dates through July 2024. The Company acts as sublessor in certain leasing arrangements, primarily related to closed stores under its restructuring activities, as discussed in Note 8. Fixed sublease payments received are recognized on a straight-line basis over the sublease term. The Company determines the sublease term based on the date it provides possession to the subtenant through the expiration date of the sublease.

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
The following table presents the Company’s supplemental cash flow information related to leases (in millions):

	Six Months Ended		Six Months Ended
	September 26, 2020		September 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$191	(1)	$244

(1)Operating cash flows used in operating leases for the six months ended September 26, 2020 exclude $60 million of rent payments that have been deferred due to the COVID-19 pandemic.
During the three and six months ended September 26, 2020, the Company recorded sublease income of $1 million and $3 million, respectively, and $2 million and $3 million, respectively, for the three and six months ended September 28, 2019, within selling, general, and administrative expenses. During the three and six months ended September 26, 2020, the Company recorded $9 million and $24 million, respectively, of rent concessions negotiated in connection with the impact of COVID-19 as if it were contemplated as part of the existing contract, and these concessions are recorded as a reduction to variable lease expense within selling, general and administrative expenses.

Net Income (Loss) per Share
The Company’s basic net income (loss) per ordinary share is calculated by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. Diluted net income (loss) per ordinary share reflects the potential dilution that would occur if share option grants or any other potentially dilutive instruments, including restricted shares and restricted share units ("RSUs"), were exercised or converted into ordinary shares. These potentially dilutive securities are included in diluted shares to the extent they are dilutive under the treasury stock method for the applicable periods. Performance-based RSUs are included as diluted shares if the related performance conditions are considered satisfied as of the end of the reporting period and to the extent they are dilutive under the treasury stock method.
The components of the calculation of basic net income (loss) per ordinary share and diluted net income (loss) per ordinary share are as follows (in millions, except share and per share data):

	Three Months Ended		Six Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Numerator:
Net income (loss) attributable to Capri	$122	$73	$(58)	$118
Denominator:
Basic weighted average shares	150,492,275	151,602,502	150,024,293	151,326,037
Weighted average dilutive share equivalents:
Share options and restricted shares/units, and performance restricted share units	1,184,967	973,781	—	1,129,181
Diluted weighted average shares	151,677,242	152,576,283	150,024,293	152,455,218

Basic net income (loss) per share (1)	$0.81	$0.48	$(0.39)	$0.78
Diluted net income (loss) per share (1)	$0.81	$0.47	$(0.39)	$0.77

(1)Basic and diluted net income (loss) per share are calculated using unrounded numbers.
During the three and six months ended September 26, 2020, share equivalents of 3,961,838 shares and 4,675,372 shares, respectively, have been excluded from the above calculations due to their anti-dilutive effect. Share equivalents of 5,822,186 shares and 4,098,382 shares, respectively, have been excluded from the above calculations for the three and six months ended September 28, 2019.
Diluted net income (loss) per share attributable to Capri for the six months ended September 26, 2020 excluded all potentially dilutive securities because there was a net loss attributable to Capri for the period and, as such, the inclusion of these securities would have been anti-dilutive.
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
Recently Issued Accounting Pronouncements
The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on our results of operations, financial condition or cash flows based on current information.

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
The Company sells its products through three primary channels of distribution: retail, wholesale and licensing. Within the retail and wholesale channels, substantially all of the Company’s revenues consist of sales of products that represent a single performance obligation, where control transfers at a point in time to the customer. For licensing arrangements, royalty and advertising revenue is recognized over time based on access provided to the Company’s trademarks.
Retail
The Company generates sales through directly operated stores and e-commerce sites throughout the Americas (U.S., Canada and Latin America), EMEA (Europe, Middle East and Africa) and certain parts of Asia, including Australia.
Gift Cards. The Company sells gift cards that can be redeemed for merchandise, resulting in a contract liability upon issuance. Revenue is recognized when the gift card is redeemed or upon “breakage” for the estimated portion of gift cards that are not expected to be redeemed. “Breakage” revenue is calculated under the proportional redemption methodology, which considers the historical patterns of redemption in jurisdictions where the Company is not required to remit the value of the unredeemed gift cards as unclaimed property. The contract liability related to gift cards, net of estimated “breakage,” of $11 million as of both September 26, 2020 and March 28, 2020, is included within accrued expenses and other current liabilities in the Company’s consolidated balance sheet.
Loyalty Program. The Company offers a loyalty program, which allows its Michael Kors U.S. customers to earn points on qualifying purchases toward monetary and non-monetary rewards, which may be redeemed for purchases at Michael Kors retail stores and e-commerce sites. The Company defers a portion of the initial sales transaction based on the estimated relative fair value of the benefits based on projected timing of future redemptions and historical activity. These amounts include estimated “breakage” for points that are not expected to be redeemed. The contract liability, net of an estimated “breakage,” of $2 million as of both September 26, 2020 and March 28, 2020, is recorded as a reduction to revenue in the consolidated statements of operations and comprehensive income (loss) and within accrued expenses and other current liabilities in the Company’s consolidated balance sheet and is expected to be recognized within the next 12 months.
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
The Company recognizes royalty revenue and advertising contributions based on the percentage of sales made by the licensees. Generally, the Company’s guaranteed minimum royalty amounts due from licensees relate to contractual periods that do not exceed 12 months, however, certain guaranteed minimums for Versace are multi-year based. As of September 26, 2020, contractually guaranteed minimum fees from our license agreements expected to be recognized as revenue during future periods were as follows (in millions):

Contractually Guaranteed Minimum Fees
Remainder of Fiscal 2021	$12
Fiscal 2022	26
Fiscal 2023	23
Fiscal 2024	20
Fiscal 2025	17
Fiscal 2026 and thereafter	81
Total	$179
Sales Returns
The refund liability recorded as of September 26, 2020 and March 28, 2020 was $40 million and $37 million, respectively, and the related asset for the right to recover returned product as of September 26, 2020 and March 28, 2020 was $12 million and $14 million, respectively.
Contract Balances
Total contract liabilities were $14 million and $22 million as of September 26, 2020 and March 28, 2020, respectively. For the three and six months ended September 26, 2020, the Company recognized $2 million and $5 million, respectively, in revenue which related to contract liabilities that existed at March 28, 2020. For the three and six months ended September 28, 2019, the Company recognized $3 million and $17 million, respectively, in revenue which related to contract liabilities that existed at March 30, 2019. There were no material contract assets recorded as of September 26, 2020 and March 28, 2020.
There were no changes in historical variable consideration estimates that were materially different from actual results.

Disaggregation of Revenue
The following table presents the Company’s segment revenue disaggregated by geographic location (in millions):

	Three Months Ended		Six Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Versace revenue - the Americas	$60	$48	$75	$92
Versace revenue - EMEA	80	121	107	213
Versace revenue - Asia	55	59	106	130
Total Versace	195	228	288	435

Jimmy Choo revenue - the Americas	33	21	39	51
Jimmy Choo revenue - EMEA	46	64	62	143
Jimmy Choo revenue - Asia	43	40	72	89
Total Jimmy Choo	122	125	173	283

Michael Kors revenue - the Americas	494	733	650	1,388
Michael Kors revenue - EMEA	185	224	264	413
Michael Kors revenue - Asia	114	132	186	269
Total Michael Kors	793	1,089	1,100	2,070

Total revenue - the Americas	587	802	764	1,531
Total revenue - EMEA	311	409	433	769
Total revenue - Asia	212	231	364	488
Total revenue	$1,110	$1,442	$1,561	$2,788
See Note 3 in the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2020 for a complete disclosure of the Company’s revenue recognition policy.

4. Receivables, net
Receivables, net, consist of (in millions):

	September 26, 2020	March 28, 2020
Trade receivables (1)	$382	$432
Receivables due from licensees	26	14
	408	446
Less: allowances	(64)	(138)
	$344	$308

(1)As of September 26, 2020 and March 28, 2020, $78 million and $80 million, respectively, of trade receivables were insured.
Receivables are presented net of allowances for discounts, markdowns, operational chargebacks and credit losses. Discounts are based on open invoices where trade discounts have been extended to customers. Markdowns are based on wholesale customers’ sales performance, seasonal negotiations with customers, historical deduction trends and an evaluation of current market conditions. Operational chargebacks are based on deductions taken by customers, net of expected recoveries. Such provisions, and related recoveries, are reflected in revenues.

The Company’s allowance for credit losses is determined through analysis of periodic aging of receivables and assessments of collectability based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers and the impact of general economic conditions. The past due status of a receivable is based on its contractual terms. Amounts deemed uncollectible are written off against the allowance when it is probable the amounts will not be recovered. Allowance for credit losses was $31 million and $39 million as of September 26, 2020 and March 28, 2020, respectively, including the impact related to COVID-19. The Company had a credit loss of $4 million and $(2) million, respectively, for the three and six months ended September 26, 2020. The Company had bad debt expense of $4 million for the six months ended September 28, 2019. The Company had immaterial bad debt expense for the three months ended September 28, 2019.

5. Property and Equipment, net
Property and equipment, net, consists of (in millions):

	September 26, 2020	March 28, 2020
Leasehold improvements	$714	$704
Computer equipment and software	349	329
Furniture and fixtures	340	329
In-store shops	237	236
Equipment	138	136
Building	51	49
Land	20	19
	1,849	1,802
Less: accumulated depreciation and amortization	(1,377)	(1,310)
	472	492
Construction-in-progress	58	69
	$530	$561
Depreciation and amortization of property and equipment for the three months ended September 26, 2020 and September 28, 2019 was $41 million and $52 million, respectively, and was $84 million and $99 million, respectively, for the six months ended September 26, 2020 and September 28, 2019. During the three and six months ended September 26, 2020, the Company recorded $2 million in property and equipment impairment charges. During the three and six months ended September 28, 2019, the Company recorded property and equipment impairment charges of $10 million and $23 million, respectively, primarily related to Jimmy Choo and Versace store locations and determining asset groups for the Company's premier store locations at an individual store level, respectively (see Note 11 for additional information).

6. Intangible Assets and Goodwill
The following table details the carrying values of the Company’s intangible assets and goodwill (in millions):

	September 26, 2020	March 28, 2020
Definite-lived intangible assets:
Reacquired Rights	$400	$400
Trademarks	23	23
Customer Relationships	418	404
Total definite-lived intangible assets	841	827
Less: accumulated amortization	(157)	(132)
Net definite-lived intangible assets	684	695

Indefinite-lived intangible assets:
Jimmy Choo brand (1)	376	367
Versace brand (2)	964	924
	1,340	1,291

Total intangible assets, excluding goodwill	$2,024	$1,986

Goodwill (3)	$1,539	$1,488

(1)Includes accumulated impairment of $180 million recorded during the fourth quarter of Fiscal 2020. The change in the carrying value since March 28, 2020 reflects the impact of foreign currency translation.
(2)The change in the carrying value since March 28, 2020 reflects the impact of foreign currency translation.
(3)Includes accumulated impairment of $171 million related to the Jimmy Choo retail and licensing reporting units recorded during the fourth quarter of Fiscal 2020. The change in the carrying value since March 28, 2020 reflects the impact of foreign currency translation.
Amortization expense for the Company’s definite-lived intangible assets for the three months ended September 26, 2020 and September 28, 2019 was $12 million and $13 million, respectively, and was $23 million and $26 million for the six months ended September 26, 2020 and September 28, 2019, respectively.

7. Current Assets and Current Liabilities
Prepaid expenses and other current assets consist of the following (in millions):

	September 26, 2020	March 28, 2020
Prepaid taxes	$62	$116
Prepaid contracts	13	17
Other accounts receivables	8	10
Other	39	24
	$122	$167

Accrued expenses and other current liabilities consist of the following (in millions):

	September 26, 2020	March 28, 2020
Other taxes payable	$50	$38
Return liabilities	40	37
Accrued rent (1)	19	10
Accrued capital expenditures	17	31
Accrued litigation	12	10
Gift cards and retail store credits	11	11
Professional services	11	10
Accrued advertising and marketing	9	9
Restructuring liability	5	9
Other	79	76
	$253	$241

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
During the six months ended September 26, 2020, the Company closed 48 of its retail stores which have been incorporated into the Capri Retail Store Optimization Program. Net restructuring charges recorded in connection with the Capri Retail Store Optimization Program during the three and six months ended September 26, 2020 were $2 million and $5 million, respectively. The below table presents a roll forward of the Company's restructuring liability related to its Capri Retail Store Optimization Program (in millions):

	Severance and benefit costs	Lease-related and other costs	Total
Balance at March 28, 2020	$—	$—	$—
Additions charged to expense(1)	1	7	8
Payments	(1)	(8)	(9)
Other	—	2	2
Balance at September 26, 2020	$—	$1	$1

(1)Excludes a net credit of $3 million related to lease termination gains of previously impaired operating lease right-of-use assets partially offset by additional impairments on the stores closing under our Capri Retail Store Optimization Program during the six months ended September 26, 2020.
Michael Kors Retail Fleet Optimization Plan
During the six months ended September 28, 2019, the Company incurred charges of $1 million relating to the Michael Kors Retail Fleet Optimization Plan, which was completed during the fourth quarter of Fiscal 2020.

Other Restructuring Charges
In addition to the restructuring charges related to the Michael Kors Retail Fleet Optimization Plan, the Company incurred charges of $1 million during the three and six months ended September 28, 2019 related to the Company's intent to exit certain of its agreements in the EMEA region. During the six months ended September 28, 2019, the Company also incurred charges of $2 million relating to Jimmy Choo lease-related charges.
Other Costs
During the three and six months ended September 26, 2020, the Company recorded costs of $7 million and $12 million, respectively, primarily related to equity awards associated with the acquisition of Versace.
During the three months ended September 28, 2019, the Company recorded costs of $6 million, primarily related to equity awards associated with the acquisition of Versace. During the six months ended September 28, 2019, the Company recorded costs of $18 million, which included $13 million, primarily related to equity awards associated with the acquisition of Versace, and $5 million, primarily related to equity awards associated with the acquisition of Jimmy Choo.

9. Debt Obligations
The following table presents the Company’s debt obligations (in millions):

	September 26, 2020	March 28, 2020
Term Loan	$991	$1,015
Revolving Credit Facilities	345	720
4.000% Senior Notes due 2024	450	450
Other	4	3
Total debt	1,790	2,188
Less: Unamortized debt issuance costs	8	8
Less: Unamortized discount on long-term debt	1	1
Total carrying value of debt	1,781	2,179
Less: Short-term debt	200	167
Total long-term debt	$1,581	$2,012
Senior Secured Revolving Credit Facility
On June 25, 2020, the Company entered into the second amendment (the “Second Amendment”) to its third amended and restated credit facility, dated as of November 15, 2018 (the “2018 Credit Facility”), with, among others, JPMorgan Chase Bank, N.A., as administrative agent. Pursuant to the Second Amendment, the obligations under the 2018 Credit Facility are secured by liens on substantially all of the assets of the Company and its U.S. subsidiaries that are borrowers and guarantors, subject to certain exceptions, and substantially all of the registered intellectual property of the Company and its subsidiaries. This requirement for collateral will fall away if the Company achieves an investment grade ratings requirement for two consecutive full fiscal quarters. The Amendment adds a restriction on the disposition of assets and a requirement to prepay the term loans with certain net cash proceeds of non-ordinary course asset sales, subject to certain exceptions and a reinvestment option with respect to up to $100 million of net cash proceeds in the aggregate.
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
As of September 26, 2020, and the date these financial statements were issued, the Company was in compliance with all covenants related to the 2018 Credit Facility as amended by the Second Amendment.
As of September 26, 2020 and March 28, 2020, the Company had borrowings of $274 million and $681 million, respectively, outstanding under the 2018 Revolving Credit Facility, which were recorded within long-term debt in its consolidated balance sheets. In addition, stand-by letters of credit of $22 million were outstanding as of September 26, 2020. At September 26, 2020, the amount available for future borrowings under the 2018 Revolving Credit Facility and the 364 Day Facility were $704 million and $230 million, respectively.
As of September 26, 2020 and March 28, 2020, the carrying value of borrowings outstanding under the 2018 Term Loan Facility was $985 million and $1.010 billion, respectively, of which $128 million was recorded within short-term debt for both periods and $857 million and $882 million, respectively, was recorded within long-term debt in its consolidated balance sheets.
See Note 12 to the Company’s Fiscal 2020 Annual Report on Form 10-K for additional information regarding the Company’s credit facilities and debt obligations.

10. Commitments and Contingencies
In the ordinary course of business, the Company is party to various legal proceedings and claims. Although the outcome of such claims cannot be determined with certainty, the Company’s management does not believe that the outcome of all pending legal proceedings in the aggregate will have a material adverse effect on its cash flow, results of operations or financial position.
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

At September 26, 2020 and March 28, 2020, the fair values of the Company’s forward foreign currency exchange contracts, interest rate swaps and net investment hedges were determined using broker quotations, which were calculations derived from observable market information: the applicable currency rates at the balance sheet date and those forward rates particular to the contract at inception. The Company makes no adjustments to these broker obtained quotes or prices, but assesses the credit risk of the counterparty and would adjust the provided valuations for counterparty credit risk when appropriate. The fair values of the forward contracts are included in prepaid expenses and other current assets, and in accrued expenses and other current liabilities in the consolidated balance sheets, depending on whether they represent assets or liabilities to the Company. The fair values of net investment hedges and interest rate swaps are included in other assets, and in other long-term liabilities in the consolidated balance sheets, depending on whether they represent assets or liabilities to the Company. See Note 12 for detail.
All contracts are measured and recorded at fair value on a recurring basis and are categorized in Level 2 of the fair value hierarchy, as shown in the following table (in millions):

	Fair value at September 26, 2020 using:			Fair value at March 28, 2020 using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets:
Forward foreign currency exchange contracts	$—	$2	$—	$—	$1	$—
Net investment hedges	—	3	—	—	3	—
Total derivative assets	$—	$5	$—	$—	$4	$—

Derivative liabilities:
Forward foreign currency exchange contracts	$—	$3	$—	$—	$—	$—
Net investment hedges	—	42	—	—	—	—
Interest rate swaps	—	1	—	—	—	—
Total derivative liabilities	$—	$46	$—	$—	$—	$—

The Company’s long-term debt obligations are recorded in its consolidated balance sheets at carrying values, which may differ from the related fair values. The fair value of the Company’s long-term debt is estimated using external pricing data, including any available quoted market prices and based on other debt instruments with similar characteristics. Borrowings under revolving credit agreements, if outstanding, are recorded at carrying value, which approximates fair value due to the frequency nature of such borrowings and repayments. See Note 9 for detailed information relating to carrying values of the Company’s outstanding debt. The following table summarizes the carrying values and estimated fair values of the Company’s short- and long-term debt, based on Level 2 measurements (in millions):

	September 26, 2020		March 28, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
4.000% Senior Notes	$447	$437	$446	$443
Term Loan	$985	$985	$1,010	$957
Revolving Credit Facilities	$346	$346	$720	$720
The Company’s cash and cash equivalents, accounts receivable and accounts payable are recorded at carrying value, which approximates fair value.
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
The Company recorded $22 million in impairment charges during the three and six months ended September 26, 2020. The following table details the carrying values and fair values of the Company’s assets that have been impaired during the three and six months ended September 26, 2020 and three and six months ended September 28, 2019 (in millions):

	Three and Six Months Ended September 26, 2020
	Carrying Value Prior to Impairment	Fair Value	Impairment Charge (1)
Operating Lease Right-of-Use Assets	46	26	20
Property and Equipment	5	3	2
Total	$51	$29	$22

(1)Includes $2 million of impairment charges that were recorded within restructuring and other charges related to the Capri Retail Store Optimization Program.

	Three Months Ended September 28, 2019			Six Months Ended September 28, 2019
	Carrying Value Prior to Impairment	Fair Value	Impairment Charge	Carrying Value Prior to Impairment	Fair Value	Impairment Charge
Operating Lease Right-of-Use Assets	$176	$82	$94	$316	$138	$178
Property and Equipment	24	14	10	44	21	23
Total	$200	$96	$104	$360	$159	$201

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
Net Investment Hedges
As of September 26, 2020, the Company had multiple fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $2 billion to hedge its net investment in Euro-denominated subsidiaries and $44 million to hedge its net investment in Japanese Yen-denominated subsidiaries against future volatility in the exchange rates between the U.S. Dollar and these currencies. Under the term of these contracts, the Company will exchange the semi-annual fixed rate payments on U.S. denominated debt for fixed rate payments of 0% to 4.508% in Euros and 0.89% in Japanese Yen. Certain of these contracts include mandatory early termination dates between September 2023 and September 2025, while the remaining contracts have maturity dates between July 2022 and August 2027. These contracts have been designated as net investment hedges.
When a cross-currency swap is used as a hedging instrument in a net investment hedge assessed under the spot method, the cross-currency basis spread is excluded from the assessment of hedge effectiveness and is recognized as a reduction in interest expense in the Company’s consolidated statements of operations and comprehensive income (loss). Accordingly, the Company recorded a reduction in interest expense of $2 million during the three and six months ended September 26, 2020 and $19 million and $34 million, respectively, during the three and six months ended September 28, 2019. This decrease from prior year is due to the Company having a lower average notional amount outstanding and lower interest rates on these hedges compared to the prior year.
Interest Rate Swap
As of September 26, 2020, the Company had an interest rate swap with an initial notional amount of $500 million that will decrease to $350 million in April 2022. The swap was designated as a cash flow hedge designed to mitigate the impact of adverse interest rate fluctuations for a portion of the Company's variable-rate debt equal to the notional amount of the swap. The interest rate swap converts the one-month Adjusted LIBOR interest rate on these borrowings to a fixed interest rate of 0.237% through December 2022.
When an interest rate swap agreement qualifies for hedge accounting as a cash flow hedge, the changes in the fair value are recorded in equity as a component of accumulated other comprehensive income (loss) and are reclassified into interest expense in the same period during which the hedged transactions affect earnings. During the three and six months ended September 26, 2020, the Company recorded an immaterial amount of interest expense related to this agreement.

The following table details the fair value of the Company’s derivative contracts, which are recorded on a gross basis in the consolidated balance sheets as of September 26, 2020 and March 28, 2020 (in millions):

			Fair Values
	Notional Amounts		Assets				Liabilities
	September 26, 2020	March 28, 2020	September 26, 2020		March 28, 2020		September 26, 2020		March 28, 2020
Designated forward foreign currency exchange contracts	$177	$161	$2	(1)	$1	(1)	$3	(2)	$—
Designated net investment hedges	2,044	44	3	(3)	3	(3)	42	(4)	—
Designated interest rate swap	500	—	—		—		1	(4)	—
Total designated hedges	$2,721	$205	$5		$4		$46		$—

(1)Recorded within prepaid expenses and other current assets in the Company’s consolidated balance sheets.
(2)Recorded within accrued expenses and other current liabilities in the Company’s consolidated balance sheets.
(3)Recorded within other assets in the Company’s consolidated balance sheets.
(4)Recorded within other long-term liabilities in the Company’s consolidated balance sheets.
The Company records and presents the fair values of all of its derivative assets and liabilities in its consolidated balance sheets on a gross basis, as shown in the previous table. However, if the Company were to offset and record the asset and liability balances for its derivative instruments on a net basis in accordance with the terms of its master netting arrangements, which provide for the right to set-off amounts for similar transactions denominated in the same currencies, the resulting impact as of September 26, 2020 and March 28, 2020 would be as follows (in millions):

	Forward Currency Exchange Contracts		Net Investment Hedges		Interest Rate Swaps
	September 26, 2020	March 28, 2020	September 26, 2020	March 28, 2020	September 26, 2020	March 28, 2020
Assets subject to master netting arrangements	$2	$1	$3	$3	$—	$—
Liabilities subject to master netting arrangements	$3	$—	$42	$—	$1	$—
Derivative assets, net	$1	$1	$2	$3	$—	$—
Derivative liabilities, net	$2	$—	$41	$—	$1	$—
The Company’s master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties.
Changes in the fair value of the Company’s forward foreign currency exchange contracts that are designated as accounting hedges are recorded in equity as a component of accumulated other comprehensive income (loss), and are reclassified from accumulated other comprehensive income (loss) into earnings when the items underlying the hedged transactions are recognized into earnings, as a component of cost of sales within the Company’s consolidated statements of operations and comprehensive income (loss). The net gain or loss on net investment hedges are reported within foreign currency translation gains and losses (“CTA”) as a component of accumulated other comprehensive income (loss) on the Company’s consolidated balance sheets. Upon discontinuation of the hedge, such amounts remain in CTA until the related investment is sold or liquidated. Changes in the fair value of the Company’s interest rate swaps that are designated as accounting hedges are recorded in equity as a component of accumulated other comprehensive income (loss), and are reclassified from accumulated other comprehensive income (loss) into earnings when the items underlying the hedged transactions are recognized into earnings, as a component of interest expense within the Company’s consolidated statements of operations and comprehensive income (loss).

The following table summarizes the pre-tax impact of the gains and losses on the Company’s designated forward foreign currency exchange contracts, net investment hedges and interest rate swaps (in millions):

	Three Months Ended		Six Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	Pre-Tax Losses Recognized in OCI	Pre-Tax Gains Recognized in OCI	Pre-Tax Losses Recognized in OCI	Pre-Tax Gains Recognized in OCI
Designated forward foreign currency exchange contracts	$—	$6	$—	$6
Designated net investment hedges	$(42)	$129	$(42)	$104
Designated interest rate swaps	$—	$—	$(1)	$—
The following tables summarize the pre-tax impact of the gains and losses within the consolidated statements of operations and comprehensive income (loss) related to the designated forward foreign currency exchange contracts for the three and six months ended September 26, 2020 and September 28, 2019 (in millions):

	Three Months Ended
	Pre-Tax Gain Reclassified from Accumulated OCI		Location of Gain recognized
	September 26, 2020	September 28, 2019
Designated forward foreign currency exchange contracts	$(2)	$(2)	Cost of goods sold

	Six Months Ended
	Pre-Tax Gain Reclassified from Accumulated OCI		Location of Gain recognized
	September 26, 2020	September 28, 2019
Designated forward foreign currency exchange contracts	$(3)	$(5)	Cost of goods sold
The Company expects that substantially all of the amounts currently recorded in accumulated other comprehensive income (loss) for its forward foreign currency exchange contracts will be reclassified into earnings during the next 12 months, based upon the timing of inventory purchases and turnover.
Undesignated Hedges
During the three and six months ended September 26, 2020 and September 28, 2019, the net impact of changes in the fair value of undesignated forward foreign currency exchange contracts recognized within foreign currency (gain) loss in the Company’s consolidated statement of operations and comprehensive income (loss) was immaterial. There were no undesignated hedges outstanding as of September 26, 2020.

13. Shareholders’ Equity
Share Repurchase Program
During the first quarter of Fiscal 2021, the Company suspended its $500 million share-repurchase program in response to the continued impact of the COVID-19 pandemic. During the six months ended September 26, 2020, the Company did not purchase any shares through open market transactions under the current plan. As of September 26, 2020, the remaining availability under the Company’s share repurchase program was $400 million. During the six months ended September 28, 2019, the Company did not purchase any shares through open market transactions under its previous $1.0 billion share-repurchase program, which expired on May 25, 2019. Share repurchases may be made in open market or privately negotiated transactions, subject to market conditions, applicable legal requirements, trading transactions under the Company’s insider trading policy and other relevant factors. The program may be suspended or discontinued at any time.
The Company also has in place a “withhold to cover” repurchase program, which allows the Company to withhold ordinary shares from certain executive officers and directors to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards. During the six month periods ended September 26, 2020 and September 28, 2019, the

Company withheld 47,635 shares and 63,223 shares, respectively, with a fair value of $1 million and $2 million, respectively, in satisfaction of minimum tax withholding obligations relating to the vesting of restricted share awards.
Accumulated Other Comprehensive Income (Loss)
The following table details changes in the components of accumulated other comprehensive income (loss) (“AOCI”), net of taxes for the six months ended September 26, 2020 and September 28, 2019, respectively (in millions):

	Foreign Currency Translation (Losses) Gains (1)	Net Gains (Losses) on Derivatives (2)	Other Comprehensive Income (Loss) Attributable to Capri
Balance at March 30, 2019	$(73)	$7	$(66)
Other comprehensive income (loss) before reclassifications	(38)	5	(33)
Less: amounts reclassified from AOCI to earnings	—	4	4
Other comprehensive income (loss), net of tax	(38)	1	(37)
Balance at September 28, 2019	$(111)	$8	$(103)

Balance at March 28, 2020	$72	$3	$75
Other comprehensive income before reclassifications	53	—	53
Less: amounts reclassified from AOCI to earnings	—	3	3
Other comprehensive income (loss), net of tax	53	(3)	50
Balance at September 26, 2020	$125	$—	$125

(1)Foreign currency translation gains and losses for the six months ended September 26, 2020 include net loss of $2 million on intra-entity transactions that are of a long-term investment nature. Foreign currency translation gains and losses for the six months ended September 28, 2019 include net gains of $6 million on intra-entity transactions that are of a long-term investment nature, a $42 million translation loss relating to the Versace business and an $86 million gain, net of taxes of $18 million, relating to the Company’s net investment hedges.
(2)Reclassified amounts relate to the Company’s forward foreign currency exchange contracts for inventory purchases and are recorded within cost of goods sold in the Company’s consolidated statements of operations and comprehensive income (loss). All tax effects were not material for the periods presented.

14. Share-Based Compensation
The Company issues equity grants to certain employees and directors of the Company at the discretion of the Company’s Compensation and Talent Committee. The Company has two equity plans, one stock option plan adopted in Fiscal 2008 (as amended and restated, the “2008 Plan”), and the Omnibus Incentive Plan adopted in the third fiscal quarter of Fiscal 2012 and amended and restated with shareholder approval in May 2015 and again in June 2020 (the “Incentive Plan”). The 2008 Plan only provided for grants of share options and was authorized to issue up to 23,980,823 ordinary shares. As of September 26, 2020, there were no shares available to grant equity awards under the 2008 Plan. The Incentive Plan allows for grants of share options, restricted shares and RSUs, and other equity awards, and authorizes a total issuance of up to 18,846,000 ordinary shares after amendments in June 2020. At September 26, 2020, there were 5,174,442 ordinary shares available for future grants of equity awards under the Incentive Plan. Option grants issued from the 2008 Plan generally expire ten years from the date of the grant, and those issued under the Incentive Plan generally expire seven years from the date of the grant.

The following table summarizes the Company’s share-based compensation activity during the six months ended September 26, 2020:

	Options	Service-Based RSUs	Performance-Based RSUs
Outstanding/Unvested at March 28, 2020	2,071,096	4,311,683	772,172
Granted	—	2,007,285	—
Exercised/Vested	(247,336)	(893,883)	(102,078)
Change due to performance condition	—	—	43,661
Canceled/forfeited	(457,964)	(336,091)	(144,414)
Outstanding/Unvested at September 26, 2020	1,365,796	5,088,994	569,341
The weighted average grant date fair value of service-based RSUs granted during the six months ended September 26, 2020 was $15.98. The weighted average grant date fair value of service-based and performance-based RSUs granted during the six months ended September 28, 2019 was $33.90 and $33.86, respectively.
Share-Based Compensation Expense
The following table summarizes compensation expense attributable to share-based compensation for the three and six months ended September 26, 2020 and September 28, 2019 (in millions):

	Three Months Ended		Six Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Share-based compensation expense	$17	$21	$41	$49
Tax benefit related to share-based compensation expense	$4	$4	$9	$9
Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rates. The estimated value of future forfeitures for equity grants as of September 26, 2020 is approximately $12 million.
See Note 17 in the Company’s Fiscal 2020 Annual Report on Form 10-K for additional information relating to the Company’s share-based compensation awards.

15. Income Taxes
The Company’s effective tax rate for the three and six months ended September 26, 2020 was 14.2% and (73.5)%, respectively. Such rates differs from the United Kingdom (“U.K.”) federal statutory rate of 19% primarily due to the impacts of a valuation allowance on a portion of our consolidated pre-tax loss, a tax detriment related to share-based compensation and the impact of the tax rate change in the U.K. on the Company’s net deferred tax liabilities recorded as of September 26, 2020, as well as the impact of global financing activities. The global financing activities are related to the Company’s 2014 move of its principal executive office from Hong Kong to the U.K. and decision to become a U.K. tax resident. In connection with this decision, the Company funded its international growth strategy through intercompany debt financing arrangements between certain of our U.S., U.K. and Switzerland subsidiaries in December 2015. Due to the difference in the statutory income tax rates between these jurisdictions, the Company realized a lower effective tax rate on the consolidated pre-tax income for the three months ended September 26, 2020 and a higher effective tax rate on the consolidated pre-tax loss for the six months ended September 26, 2020, respectively.
The Company’s effective tax rate for the three and six months ended September 28, 2019 was (5.8)% and 1.7%, respectively. Such rates differed from the U.K. federal statutory rate of 19% primarily due to the favorable impact from the realization of previously unrecognized tax benefits associated with certain positions in Europe realized during the period and return to provision adjustments in the US and Europe, which resulted in a benefit to the Company’s effective income tax rate for the three and six months ended September 28, 2019. In addition, the Company had favorable effects related to global financing activities. The global financing activities are related to the Company’s 2014 move of its principal executive office from Hong Kong to the U.K. and decision to become a U.K. tax resident. In connection with this decision, the Company funded its international growth strategy through intercompany debt financing arrangements between certain of our U.S., U.K. and

Switzerland subsidiaries in December 2015. Due to the difference in the statutory income tax rates between these jurisdictions, the Company realized a lower effective tax rate.

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
The Company’s three reportable segments are as follows:
•Versace — segment includes revenue generated through the sale of Versace luxury ready-to-wear, accessories, footwear and home furnishings through directly operated Versace boutiques throughout North America (United States and Canada), EMEA and certain parts of Asia, including Australia, as well as through Versace outlet stores and e-commerce sites. In addition, revenue is generated through wholesale sales to distribution partners (including geographic licensing arrangements that allow third parties to use the Versace trademarks in connection with retail and/or wholesale sales of Versace branded products in specific geographic regions), multi-brand department stores and specialty stores worldwide, as well as through product license agreements in connection with the manufacturing and sale of products, including jeans, fragrances, watches, jewelry and eyewear.
•Jimmy Choo — segment includes revenue generated through the sale of Jimmy Choo luxury footwear, handbags and small leather goods through directly operated Jimmy Choo retail and outlet stores throughout the Americas, EMEA and certain parts of Asia, including Australia, through its e-commerce sites, as well as through wholesale sales of luxury goods to distribution partners (including geographic licensing arrangements that allow third parties to use the Jimmy Choo trademarks in connection with retail and/or wholesale sales of Jimmy Choo branded products in specific geographic regions), multi-brand department stores and specialty stores worldwide. In addition, revenue is generated through product licensing agreements, which allow third parties to use the Jimmy Choo brand name and trademarks in connection with the manufacturing and sale of products, including fragrances and eyewear.
•Michael Kors — segment includes revenue generated through the sale of Michael Kors products through four primary Michael Kors retail store formats: “Collection” stores, “Lifestyle” stores (including concessions), outlet stores and e-commerce sites, through which the Company sells Michael Kors products, as well as licensed products bearing the Michael Kors name, directly to the end consumer throughout the Americas, Europe and certain parts of Asia, including Australia. The Company also sells Michael Kors products directly to department stores, primarily located across the Americas and Europe, to specialty stores and travel retail shops, and to its geographic licensees. In addition, revenue is generated through product and geographic licensing arrangements, which allow third parties to use the Michael Kors brand name and trademarks in connection with the manufacturing and sale of products, including watches, jewelry, fragrances and eyewear.
In addition to these reportable segments, the Company has certain corporate costs that are not directly attributable to its brands and, therefore, are not allocated to segments. Such costs primarily include certain administrative, corporate occupancy, and information systems expenses, including enterprise resource planning system implementation costs. In addition, certain other costs are not allocated to segments, including restructuring and other charges (including transition costs related to the Company’s acquisitions), impairment costs and COVID-19 related charges. The segment structure is consistent with how the Company’s CODM plans and allocates resources, manages the business and assesses performance. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance.

The following table presents the key performance information of the Company’s reportable segments (in millions):

	Three Months Ended		Six Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Total revenue:
Versace	$195	$228	$288	$435
Jimmy Choo	122	125	173	283
Michael Kors	793	1,089	1,100	2,070
Total revenue	$1,110	$1,442	$1,561	$2,788

Income (loss) from operations:
Versace	$20	$9	$(21)	$6
Jimmy Choo	—	(10)	(29)	1
Michael Kors	190	222	142	423
Total segment income from operations	210	221	92	430
Less: Corporate expenses	(30)	(35)	(61)	(68)
Restructuring and other charges	(9)	(7)	(17)	(22)
Impairment of assets	(20)	(104)	(20)	(201)
COVID-19 related charges (1)	2	—	(3)	—
Total income (loss) from operations	$153	$75	$(9)	$139
___________________
(1)COVID-19 related charges for the three months ended September 26, 2020 primarily relate to the reversal of previously recorded inventory reserves as a result of improved sell through of excess inventory, partially offset by increased credit losses. COVID-19 related charges for the six months ended September 26, 2020 primarily relate to severance and other COVID-19 related operating expenses, partially offset by a reduction to COVID-19 related inventory reserves.
Depreciation and amortization expense for each segment are as follows (in millions):

	Three Months Ended		Six Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Depreciation and amortization:
Versace	$13	$15	$26	$29
Jimmy Choo	8	9	15	17
Michael Kors	33	41	67	79
Total depreciation and amortization	$54	$65	$108	$125

Total revenue (based on country of origin) by geographic location are as follows (in millions):

	Three Months Ended		Six Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Total revenue:
The Americas (1)	$587	$802	$764	$1,531
EMEA	311	409	433	769
Asia	212	231	364	488
Total revenue	$1,110	$1,442	$1,561	$2,788

(1)Total revenue earned in the U.S. were $531 million and $692 million, respectively, for the three and six months ended September 26, 2020 and $741 million and $1.422 billion, respectively, for the three and six months ended September 28, 2019.

As of September 26, 2020 and March 28, 2020, the Company's total assets were $7.803 billion and $7.946 billion, respectively. The decrease in total assets was primarily due to the reduction of the Company's cash and cash equivalents from $592 million as of March 28, 2020 to $238 million as of September 26, 2020, due to net payments the Company made to lower the outstanding balance of its Revolving Credit Facilities.

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
Our Versace brand has long been recognized as one of the world’s leading international fashion design houses and is synonymous with Italian glamour and style. Founded in 1978 in Milan, Versace is known for its iconic and unmistakable style and unparalleled craftsmanship, over the past several decades the House of Versace has grown globally from its roots in haute couture, expanding into the design, manufacturing, distribution and retailing of ready-to-wear, accessories, footwear, eyewear, watches, jewelry, fragrance and home furnishings businesses. Versace’s design team is led by Donatella Versace, who has been the brand’s artistic director for over 20 years. Versace distributes its products through a worldwide distribution network, which includes boutiques located in the world’s most glamorous cities, its e-commerce site, as well as through the most prestigious department and specialty stores worldwide.

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
Channel shift and demand for our accessories and related merchandise. Our performance is affected by trends in the luxury goods industry, as well as shifts in demographics and changes in lifestyle preferences. Although overall consumer spending for personal luxury products has increased in recent years, consumer shopping preferences have continued to shift from physical stores to on-line shopping. We currently expect that this trend will continue in the foreseeable future. We continue to adjust our operating strategy to the changing business environment. In addition, we recently announced our Capri Retail Store Optimization Program to close approximately 170 of our retail stores over the next two years, in order to improve the profitability of our retail store fleet. Over this time period, we expect to incur approximately $75 million of one-time costs associated with these store closures.
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

Costs of manufacturing and tariffs. Our industry is subject to volatility in costs related to certain raw materials used in the manufacturing of our products. This volatility applies primarily to costs driven by commodity prices, which can increase or decrease dramatically over a short period of time. In addition, our costs may be impacted by sanction tariffs imposed on our products due to changes in trade terms. On May 10, 2019, the U.S. increased the sanction tariffs rate from 10% to 25% on $200 billion of imports of select product categories (Tranche 3), which includes handbags and travel goods from China, and effective February 14, 2020, a 7.5% tariff on certain additional goods from China, including ready-to-wear, footwear and men’s products, went into effect. If additional tariffs or trade restrictions are implemented by the U.S. or other countries, the cost of our products could increase which could adversely affect our business. In addition, commodity prices and tariffs may have an impact on our revenues, results of operations and cash flows. We use commercially reasonable efforts to mitigate these effects by sourcing our products as efficiently as possible and diversifying the countries where we produce. In addition, manufacturing labor costs are also subject to degrees of volatility based on local and global economic conditions. We use commercially reasonable efforts to source from localities that suit our manufacturing standards and result in more favorable labor driven costs to our products.
Segment Information
We operate in three reportable segments, which are as follows:
Versace
We generate revenue through the sale of Versace luxury ready-to-wear, accessories, footwear and home furnishings through directly operated Versace boutiques throughout North America (United States and Canada), EMEA (Europe, Middle East and Africa) and certain parts of Asia, including Australia, as well as through Versace outlet stores and e-commerce sites. In addition, revenue is generated through wholesale sales to distribution partners (including geographic licensing arrangements), multi-brand department stores and specialty stores worldwide, as well as through product license agreements in connection with the manufacturing and sale of products, including jeans, fragrances, watches, jewelry and eyewear.
Jimmy Choo
We generate revenue through the sale of Jimmy Choo luxury goods to end clients through directly operated Jimmy Choo retail and outlet stores throughout the Americas (United States, Canada and Latin America), EMEA and certain parts of Asia, including Australia, through our e-commerce sites, as well as through wholesale sales of luxury goods to distribution partners (including geographic licensing arrangements that allow third parties to use the Jimmy Choo tradename in connection with retail and/or wholesale sales of Jimmy Choo branded products in specific geographic regions), multi-brand department stores and specialty stores worldwide. In addition, revenue is generated through product licensing agreements, which allow third parties to use the Jimmy Choo brand name and trademarks in connection with the manufacturing and sale of products, including fragrances and eyewear.
Michael Kors
We generate revenue through the sale of Michael Kors products through four primary Michael Kors retail store formats: “Collection” stores, “Lifestyle” stores (including concessions), outlet stores and e-commerce, through which we sell our products, as well as licensed products bearing our name, directly to the end consumer throughout the Americas, Europe and certain parts of Asia, including Australia. Our Michael Kors e-commerce business includes e-commerce sites in the U.S., Canada and certain parts of Europe and Asia. We also sell Michael Kors products directly to department stores, primarily located across the Americas and Europe, to specialty stores and travel retail shops in the Americas, Europe and Asia, and to our geographic licensees in certain parts of EMEA, Asia and Brazil. In addition, revenue is generated through product and geographic licensing arrangements, which allow third parties to use the Michael Kors brand name and trademarks in connection with the manufacturing and sale of products, including watches, jewelry, fragrances and eyewear, as well as through geographic licensing arrangements, which allow third parties to use the Michael Kors tradename in connection with the retail and/or wholesale sales of our Michael Kors branded products in specific geographic regions.

Unallocated Expenses
In addition to the reportable segments discussed above, we have certain corporate costs that are not directly attributable to our brands and, therefore, are not allocated to segments. Such costs primarily include certain administrative, corporate occupancy and information systems expenses, including ERP system implementation costs. In addition, certain other costs are not allocated to segments, including restructuring and other charges (including transaction and transition costs related to our acquisitions), impairment costs and COVID-19 related charges. The segment structure is consistent with how our chief operating decision maker plans and allocates resources, manages the business and assesses performance. The following table presents our total revenue and income (loss) from operations by segment for the three and six months ended September 26, 2020 and September 28, 2019 (in millions):

		Three Months Ended		Six Months Ended
		September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Total revenue:
	Versace	$195	$228	$288	$435
	Jimmy Choo	122	125	173	283
	Michael Kors	793	1,089	1,100	2,070
Total revenue		$1,110	$1,442	$1,561	$2,788

Income (loss) from operations:
	Versace	$20	$9	$(21)	$6
	Jimmy Choo	—	(10)	(29)	1
	Michael Kors	190	222	142	423
Total segment income from operations		210	221	92	430
Less:	Corporate expenses	(30)	(35)	(61)	(68)
	Restructuring and other charges	(9)	(7)	(17)	(22)
	Impairment of assets	(20)	(104)	(20)	(201)
	COVID-19 related charges (1)	2	—	(3)	—
Total income (loss) from operations		$153	$75	$(9)	$139
___________________
(1)COVID-19 related charges for the three months ended September 26, 2020 primarily relate to an inventory reserve credit as a result of improved sell through of excess inventory, partially offset by increased credit losses. COVID-19 related charges for the six months ended September 26, 2020 primarily relate to severance and other COVID-19 related operating expenses, partially offset by a reduction to COVID-19 related inventory reserves.

The following table presents our global network of retail stores and wholesale doors by brand:

	As of
	September 26, 2020	September 28, 2019
Number of full price retail stores (including concessions):
Versace	154	152
Jimmy Choo	179	171
Michael Kors	548	580
	881	903

Number of outlet stores:
Versace	52	46
Jimmy Choo	48	45
Michael Kors	280	270
	380	361

Total number of retail stores	1,261	1,264

Total number of wholesale doors
Versace	818	819
Jimmy Choo	511	586
Michael Kors	2,840	3,138
	4,169	4,543
The following table presents our retail stores by geographic location:

	As of			As of
	September 26, 2020			September 28, 2019
	Versace	Jimmy Choo	Michael Kors	Versace	Jimmy Choo	Michael Kors
Store count by region:
The Americas	33	45	362	28	45	386
EMEA	60	76	176	57	73	181
Asia	113	106	290	113	98	283
	206	227	828	198	216	850
Key Consolidated Performance Indicators and Statistics
We use a number of key indicators of operating results to evaluate our Company’s performance, including the following (dollars in millions):

	Three Months Ended		Six Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Total revenue	$1,110	$1,442	$1,561	$2,788
Gross profit as a percent of total revenue	64.0%	60.6%	64.8%	61.3%
Income (loss) from operations	$153	$75	$(9)	$139
Income (loss) from operations as a percent of total revenue	13.8%	5.2%	(0.6)%	5.0%
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

Results of Operations
Comparison of the three months ended September 26, 2020 with the three months ended September 28, 2019
The following table details the results of our operations for the three months ended September 26, 2020 and September 28, 2019, and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Three Months Ended		$ Change	% Change	% of Total Revenue for the Three Months Ended
	September 26, 2020	September 28, 2019			September 26, 2020	September 28, 2019
Statements of Operations Data:
Total revenue	$1,110	$1,442	$(332)	(23.0)%
Cost of goods sold	400	568	(168)	(29.6)%	36.0%	39.4%
Gross profit	710	874	(164)	(18.8)%	64.0%	60.6%
Selling, general and administrative expenses	474	623	(149)	(23.9)%	42.7%	43.2%
Depreciation and amortization	54	65	(11)	(16.9)%	4.9%	4.5%
Impairment of assets	20	104	(84)	(80.8)%	1.8%	7.2%
Restructuring and other charges	9	7	2	28.6%	0.8%	0.5%
Total operating expenses	557	799	(242)	(30.3)%	50.2%	55.4%
Income from operations	153	75	78	104.0%	13.8%	5.2%
Other income, net	—	(1)	1	(100.0)%	—%	(0.1)%
Interest expense, net	12	3	9	NM	1.1%	0.2%
Foreign currency loss	—	4	(4)	(100.0)%	—%	0.3%
Income before provision for income taxes	141	69	72	104.3%	12.7%	4.8%
Provision for (benefit from) income taxes	20	(4)	24	NM	1.8%	(0.3)%
Net income	121	73	48	65.8%
Less: Net loss attributable to noncontrolling interest	(1)	—	(1)	NM
Net income attributable to Capri	$122	$73	$49	67.1%
___________________
NM Not meaningful
Total Revenue
Total revenue decreased $332 million, or 23.0%, to $1.110 billion for the three months ended September 26, 2020, compared to $1.442 billion for the three months ended September 28, 2019, which included net favorable foreign currency effects of approximately $23 million, primarily related to the strengthening of the Euro, Chinese Renminbi and British Pound against the U.S. Dollar during the three months ended September 26, 2020 as compared to the same prior year period. On a constant currency basis, our total revenue decreased $355 million, or 24.6%. The decrease is attributable to lower revenues across all three brands, as compared to the prior year, reflecting the adverse impact of COVID-19.
Gross Profit
Gross profit decreased $164 million, or 18.8%, to $710 million for the three months ended September 26, 2020, compared to $874 million for the three months ended September 28, 2019, which included net favorable foreign currency effects of $11 million. Gross profit as a percentage of total revenue increased 340 basis points to 64.0% during the three months ended September 26, 2020, compared to 60.6% during the three months ended September 28, 2019. The increase in our gross profit margin was primarily attributable to higher gross profit margin for Michael Kors primarily driven by a higher average unit price and favorable channel mix during the three months ended September 26, 2020, as compared to the three months ended September 28, 2019.

Total Operating Expenses
Total operating expenses decreased $242 million, or 30.3%, to $557 million during the three months ended September 26, 2020, compared to $799 million for the three months ended September 28, 2019. Our operating expenses included a net unfavorable foreign currency impact of approximately $16 million. Total operating expenses decreased to 50.2% as a percentage of total revenue for the three months ended September 26, 2020, compared to 55.4% for the three months ended September 28, 2019. The components that comprise total operating expenses are explained below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $149 million, or 23.9%, to $474 million during the three months ended September 26, 2020, compared to $623 million for the three months ended September 28, 2019, primarily due to lower variable costs, as well as decreased costs from our cost reduction initiatives as a result of COVID-19.
Selling, general, and administrative expenses as a percentage of total revenue decreased to 42.7% for the three months ended September 26, 2020, compared to 43.2% for the three months ended September 28, 2019, primarily due to our cost reduction initiatives, such as advertising expenses, as a result of COVID-19, during the three months ended September 26, 2020, as compared to the three months ended September 28, 2019.
Corporate unallocated expenses, which are included within selling, general and administrative expenses discussed above, but are not directly attributable to a reportable segment, decreased $5 million, or 14.3%, to $30 million during the three months ended September 26, 2020 as compared to $35 million for the three months ended September 28, 2019, primarily due to a reduction in ERP system implementation costs, as well as our cost reduction initiatives as a result of COVID-19.
Depreciation and Amortization
Depreciation and amortization decreased $11 million, or 16.9%, to $54 million during the three months ended September 26, 2020, compared to $65 million for the three months ended September 28, 2019. The decrease in depreciation and amortization expense was primarily attributable to lower depreciation due to previously recorded property and equipment impairment charges. Depreciation and amortization increased to 4.9% as a percentage of total revenue during the three months ended September 26, 2020, compared to 4.5% for the three months ended September 28, 2019.
Impairment of Assets
During the three months ended September 26, 2020, we recognized asset impairment charges of $20 million, primarily related to operating lease right-of-use assets at our Michael Kors store locations (see Note 11 to the accompanying consolidated financial statements for additional information). During the three months ended September 28, 2019, we recognized asset impairment charges of approximately $104 million, which primarily related to operating lease right-of-use assets largely driven by the unfavorable operating results in Hong Kong.
Restructuring and Other Charges
During the three months ended September 26, 2020, we recognized restructuring and other charges of $9 million, which included other costs of $7 million primarily related to equity awards associated with the acquisition of Versace (see Note 8 to the accompanying consolidated financial statements for additional information) and $2 million related to our Capri Retail Store Optimization Program.
During the three months ended September 28, 2019, we recognized restructuring and other charges of $7 million, which primarily included other costs of $6 million primarily related to equity awards associated with the acquisition of Versace.
Income from Operations
As a result, income from operations increased $78 million, to $153 million during three months ended September 26, 2020, compared to $75 million for the three months ended September 28, 2019. Income from operations as a percentage of total revenue increased to 13.8% during the three months ended September 26, 2020, compared to 5.2% for the three months ended September 28, 2019. See Segment Information above for a reconciliation of our segment operating income to total operating income.

Interest Expense, net
Interest expense, net, increased $9 million to $12 million during the three months ended September 26, 2020, compared to $3 million for the three months ended September 28, 2019, primarily due to a decrease of interest income attributable to lower average net investment hedges outstanding in the current year. The decrease in interest income was largely offset by a decrease in interest expense attributable to lower average borrowings outstanding in the current year and the addition of an interest rate swap in the current year which converts the one-month Adjusted LIBOR interest rate on these borrowings to a fixed interest rate of 0.237% through December 2022 (see Note 9 and Note 12 to the accompanying consolidated financial statements for additional information).
Foreign Currency Loss
During the three months ended September 26, 2020, we recognized an immaterial net foreign currency loss.
During the three months ended September 28, 2019, we recognized a net foreign currency loss of $4 million, primarily attributable to the revaluation and settlement of certain of our accounts payable in currencies other than the functional currency, as well as the remeasurement of dollar-denominated intercompany loans with certain of our subsidiaries.
Provision for (Benefit from) Income Taxes
The provision for incomes taxes was $20 million during the three months ended September 26, 2020, compared to a $4 million tax benefit for the three months ended September 28, 2019. Our effective tax rate were 14.2% and (5.8)% for the three months ended September 26, 2020 and September 28, 2019, respectively. The increase in our effective tax rate was primarily related to the impact from the realization of previously unrecognized tax benefits for the three months ended September 28, 2019 and the tax rate change in the United Kingdom on the Company's net deferred tax liabilities recorded for the three months ended September 26, 2020.
Our effective tax rate may fluctuate from time to time due to the effects of changes in U.S. state and local taxes and tax rates in foreign jurisdictions. In addition, factors such as the geographic mix of earnings, enacted tax legislation and the results of various global tax strategies, may also impact our effective tax rate in future periods.
Net Loss Attributable to Noncontrolling Interest

During the three months ended September 26, 2020, we recorded a net loss attributable to the noncontrolling interest in our joint ventures of $1 million. This loss represents the share of income that is not attributable to the Company.

Net Income Attributable to Capri
As a result of the foregoing, our net income increased $49 million to a net income of $122 million during the three months ended September 26, 2020, compared to net income of $73 million for the three months ended September 28, 2019.
Segment Information
Versace

	Three Months Ended			% Change
(dollars in millions)	September 26, 2020	September 28, 2019	$ Change	As Reported	Constant Currency
Revenues	$195	$228	$(33)	(14.5)%	(18.9)%
Income from operations	20	9	11	NM
Operating margin	10.3%	3.9%
___________________
NM Not meaningful
Revenues
Versace revenues decreased $33 million, or 14.5%, to $195 million during the three months ended September 26, 2020, compared to $228 million for the three months ended September 28, 2019, which included favorable foreign currency effects of $10 million. On a constant currency basis, revenue decreased $43 million, or 18.9%, primarily reflecting the adverse impacts related to COVID-19.

Income from Operations
During the three months ended September 26, 2020, Versace recorded income from operations of $20 million, compared to $9 million for the three months ended September 28, 2019. Operating margin increased from 3.9% for the three months ended September 28, 2019, to 10.3% during the three months ended September 26, 2020, primarily due to our cost reduction initiatives as a result of COVID-19 and favorable channel mix.
Jimmy Choo

	Three Months Ended			% Change
(dollars in millions)	September 26, 2020	September 28, 2019	$ Change	As Reported	Constant Currency
Revenues	$122	$125	$(3)	(2.4)%	(6.4)%
Loss from operations	—	(10)	10	NM
Operating margin	0.0%	(8.0)%
___________________
NM Not meaningful
Revenues
Jimmy Choo revenues decreased $3 million, or 2.4%, to $122 million during the three months ended September 26, 2020, compared to $125 million for the three months ended September 28, 2019, which included favorable foreign currency effects of $5 million. On a constant currency basis, revenue decreased $8 million, or 6.4%, primarily reflecting the adverse impacts related to COVID-19.
Loss from Operations
During the three months ended September 26, 2020, Jimmy Choo recorded immaterial income from operations, compared to loss from operations of $10 million for the three months ended September 28, 2019. Operating margin improved to 0.0% from (8.0)% for the three months ended September 28, 2019 due to our costs reduction initiatives as a result of COVID-19 and reduction in expense as our strategic investments have normalized.
Michael Kors

	Three Months Ended			% Change
(dollars in millions)	September 26, 2020	September 28, 2019	$ Change	As Reported	Constant Currency
Revenues	$793	$1,089	$(296)	(27.2)%	(27.9)%
Income from operations	190	222	(32)	(14.4)%
Operating margin	24.0%	20.4%
Revenues
Michael Kors revenues decreased $296 million, or 27.2%, to $793 million during the three months ended September 26, 2020, compared to $1.089 billion for the three months ended September 28, 2019, which included favorable foreign currency effects of $8 million. On a constant currency basis, revenue decreased $304 million, or 27.9%, primarily reflecting the adverse impacts related to COVID-19.
Income from Operations
During the three months ended September 26, 2020, Michael Kors recorded income from operations of $190 million, compared to $222 million for the three months ended September 28, 2019. Operating margin increased from 20.4% for the three months ended September 28, 2019, to 24.0% during the three months ended September 26, 2020, primarily due to a higher average unit price and favorable channel mix.

Results of Operations
Comparison of the six months ended September 26, 2020 with the six months ended September 28, 2019
The following table details the results of our operations for the six months ended September 26, 2020 and September 28, 2019, and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Six Months Ended		$ Change	% Change	% of Total Revenue for the Six Months Ended
	September 26, 2020	September 28, 2019			September 26, 2020	September 28, 2019
Statements of Operations Data:
Total revenue	$1,561	$2,788	$(1,227)	(44.0)%
Cost of goods sold	549	1,080	(531)	(49.2)%	35.2%	38.7%
Gross profit	1,012	1,708	(696)	(40.7)%	64.8%	61.3%
Selling, general and administrative expenses	876	1,221	(345)	(28.3)%	56.1%	43.8%
Depreciation and amortization	108	125	(17)	(13.6)%	6.9%	4.5%
Impairment of assets	20	201	(181)	(90.0)%	1.3%	7.2%
Restructuring and other charges	17	22	(5)	(22.7)%	1.1%	0.8%
Total operating expenses	1,021	1,569	(548)	(34.9)%	65.4%	56.3%
(Loss) income from operations	(9)	139	(148)	(106.5)%	(0.6)%	5.0%
Other income, net	(1)	(3)	2	(66.7)%	(0.1)%	(0.1)%
Interest expense, net	29	16	13	81.3%	1.9%	0.6%
Foreign currency (gain) loss	(3)	6	(9)	NM	(0.2)%	0.2%
(Loss) income before provision for income taxes	(34)	120	(154)	NM	(2.2)%	4.3%
Provision for income taxes	25	2	23	NM	1.6%	0.1%
Net (loss) income	(59)	118	(177)	NM
Less: Net loss attributable to noncontrolling interest	(1)	—	(1)	NM
Net (loss) income attributable to Capri	$(58)	$118	$(176)	NM
___________________
NM Not meaningful
Total Revenue
Total revenue decreased $1.227 billion, or 44.0%, to $1.561 billion for the six months ended September 26, 2020, compared to $2.788 billion for the six months ended September 28, 2019, which included net favorable foreign currency effects of approximately $19 million, primarily related to the strengthening of the Euro and British Pound against the U.S. Dollar during the six months ended September 26, 2020 as compared to the same prior year period. On a constant currency basis, our total revenue decreased $1.246 billion, or 44.7%. The decrease is attributable to lower revenues across all three brands, as compared to the prior year, reflecting the adverse impact of COVID-19.
Gross Profit
Gross profit decreased $696 million, or 40.7%, to $1.012 billion for the six months ended September 26, 2020, compared to $1.708 billion for the six months ended September 28, 2019, which included net favorable foreign currency effects of $8 million. Gross profit as a percentage of total revenue increased 350 basis points to 64.8% during the six months ended September 26, 2020, compared to 61.3% during the six months ended September 28, 2019. The increase in gross profit margin was primarily attributable to higher gross profit margin for Michael Kors driven by a higher average unit price and favorable channel mix during the six months ended September 26, 2020, as compared to the six months ended September 28, 2019.

Total Operating Expenses
Total operating expenses decreased $548 million, or 34.9%, to $1.021 billion during the six months ended September 26, 2020, compared to $1.569 billion for the six months ended September 28, 2019. Our operating expenses included a net unfavorable foreign currency impact of approximately $14 million. Total operating expenses increased to 65.4% as a percentage of total revenue for the six months ended September 26, 2020, compared to 56.3% for the six months ended September 28, 2019. The components that comprise total operating expenses are explained below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $345 million, or 28.3%, to $876 million during the six months ended September 26, 2020, compared to $1.221 billion for the six months ended September 28, 2019, primarily due to lower variable costs, as well as decreases from our cost reduction initiatives as a result of COVID-19.
Selling, general and administrative expenses as a percentage of total revenue increased to 56.1% during the six months ended September 26, 2020, compared to 43.8% for the six months ended September 28, 2019, primarily due to the adverse impacts of COVID-19 and increased retail store and e-commerce related costs as a percentage of total revenue during the six months ended September 26, 2020, as compared to the six months ended September 28, 2019.
Corporate unallocated expenses, which are included within selling, general and administrative expenses discussed above, but are not directly attributable to a reportable segment, decreased $7 million, or 10.3%, to $61 million during the six months ended September 26, 2020 as compared to $68 million for the six months ended September 28, 2019, primarily due to a reduction in ERP system implementation costs, as well as our cost reduction initiatives as a result of COVID-19.
Depreciation and Amortization
Depreciation and amortization decreased $17 million, or 13.6%, to $108 million during the six months ended September 26, 2020, compared to $125 million for the six months ended September 28, 2019. The decrease in depreciation and amortization expense was primarily attributable to lower depreciation due to previously recorded property and equipment impairment charges. Depreciation and amortization increased to 6.9% as a percentage of total revenue during the six months ended September 26, 2020, compared to 4.5% for the six months ended September 28, 2019 primarily due to lower revenues during the six months ended September 26, 2020 as a result of COVID-19.
Impairment of Assets
During the six months ended September 26, 2020, we recognized asset impairment charges of $20 million, which primarily related to operating lease right-of-use assets at our Michael Kors store locations (see Note 11 to the accompanying consolidated financial statements for additional information). During the six months ended September 28, 2019, we recognized asset impairment charges of approximately $201 million, which primarily related to operating lease right-of-use assets.
Restructuring and Other Charges
During the six months ended September 26, 2020, we recognized restructuring and other charges of $17 million, which included other costs of $12 million primarily related to equity awards associated with the acquisition of Versace (see Note 8 to the accompanying consolidated financial statements for additional information) and $5 million related to our Capri Retail Store Optimization Program.
During the six months ended September 28, 2019, we recognized restructuring and other charges of $22 million, which were primarily comprised of $18 million of other costs and restructuring charges of $4 million primarily related to Jimmy Choo lease-related charges and our previous Michael Kors Retail Fleet Optimization Plan. The other costs recorded during the six months ended September 28, 2019 included $13 million, primarily related to equity awards associated with the acquisition of Versace and $5 million, primarily related to equity awards associated with the acquisition of Jimmy Choo. Restructuring and other charges are not evaluated as part of our reportable segments’ results (See Segment Information above for additional information).

(Loss) Income from Operations
As a result of the foregoing, income from operations decreased $148 million or 106.5%, to a net loss from operations of $9 million during the six months ended September 26, 2020, compared to income from operations of $139 million for the six months ended September 28, 2019. (Loss) income from operations as a percentage of total revenue decreased to (0.6)% during the six months ended September 26, 2020, compared to 5.0% for the six months ended September 28, 2019 (see Segment Information above for a reconciliation of our segment operating income to total operating income).
Interest Expense,net
Interest expense, net, increased $13 million to $29 million during the six months ended September 26, 2020, compared to $16 million for the six months ended September 28, 2019, primarily due to a decrease to interest income attributable to lower average net investment hedges outstanding in the current year. The decrease to interest income was largely offset by a decrease in interest expense attributable to lower average borrowings outstanding in the current year and the addition of an interest rate swap in the current year which converts the one-month Adjusted LIBOR interest rate on these borrowings to a fixed interest rate of 0.237% through December 2022 (see Note 9 and Note 12 to the accompanying consolidated financial statements for additional information).
Foreign Currency (Gain) Loss
During the six months ended September 26, 2020, we recognized a net foreign currency gain of $3 million, primarily attributable to the revaluation and settlement of certain of our accounts payable in currencies other than the functional currency, as well as the remeasurement of dollar-denominated intercompany loans with certain of our subsidiaries.
During the six months ended September 28, 2019, we recognized a net foreign currency loss of $6 million, primarily attributable to the revaluation and settlement of certain of our accounts payable in currencies other than the functional currency, as well as the remeasurement of dollar-denominated intercompany loans with certain of our subsidiaries.
Provision for Income Taxes
We recognized $25 million of income tax expense during the six months ended September 26, 2020, compared to $2 million of income tax expense for the six months ended September 28, 2019. Our effective tax rates were (73.5)% and 1.7% for the six months ended September 26, 2020 and September 28, 2019, respectively. The change in our effective tax rate was primarily related to the impact of a valuation allowance on a portion of our consolidated pre-tax loss, a tax detriment related to share based compensation and the impact of the tax rate change in the United Kingdom on the Company's net deferred tax liabilities recorded for the six months ended September 26, 2020, compared to six months ended September 28, 2019. These impacts were partially offset by the effects related to global financing activities on our consolidated pre-tax loss.
Our effective tax rate may fluctuate from time to time due to the effects of changes in U.S. state and local taxes and tax rates in foreign jurisdictions. In addition, factors such as the geographic mix of earnings, enacted tax legislation and the results of various global tax strategies, may also impact our effective tax rate in future periods.
Net Loss Attributable to Noncontrolling Interest
During the six months ended September 26, 2020, we recorded a net loss attributable to the noncontrolling interest in our joint ventures of $1 million . This loss represents the share of income that is not attributable to the Company.
Net (Loss) Income Attributable to Capri
As a result of the foregoing, our net income decreased $176 million to a net loss of $58 million during the six months ended September 26, 2020, compared to net income of $118 million for the six months ended September 28, 2019.

Segment Information
Versace

	Six Months Ended			% Change
(dollars in millions)	September 26, 2020	September 28, 2019	$ Change	As Reported	Constant Currency
Revenues	$288	$435	$(147)	(33.8)%	(35.6)%
(Loss) income from operations	(21)	6	(27)	NM
Operating margin	(7.3)%	1.4%
___________________
NM Not meaningful
Revenues
Versace revenues decreased $147 million, or 33.8%, to $288 million during the six months ended September 26, 2020, compared to $435 million for the six months ended September 28, 2019, which included favorable foreign currency effects of $8 million. On a constant currency basis, revenue decreased $155 million, or 35.6%, primarily reflecting the adverse impacts related to COVID-19.
(Loss) Income from Operations
During the six months ended September 26, 2020, Versace recorded a loss from operations of $21 million, compared to income from operations of $6 million for the six months ended September 28, 2019. Operating margin declined from 1.4% for the six months ended September 28, 2019, to (7.3)% during the six months ended September 26, 2020, primarily due to the adverse impacts related to COVID-19.
Jimmy Choo

	Six Months Ended			% Change
(dollars in millions)	September 26, 2020	September 28, 2019	$ Change	As Reported	Constant Currency
Revenues	$173	$283	$(110)	(38.9)%	(40.6)%
(Loss) income from operations	(29)	1	(30)	NM
Operating margin	(16.8)%	0.4%
___________________
NM Not meaningful
Revenues
Revenue from Jimmy Choo decreased $110 million, or 38.9%, to $173 million during the six months ended September 26, 2020, compared to $283 million for the six months ended September 28, 2019, which included favorable foreign currency effects of $5 million. On a constant currency basis, revenue decreased $115 million, or 40.6%, primarily reflecting the adverse impacts related to COVID-19.
(Loss) income from Operations
During the six months ended September 26, 2020, Jimmy Choo recorded a loss from operations of $29 million, compared to income from operations of $1 million for the six months ended September 28, 2019. Operating margin declined from 0.4% for the six months ended September 28, 2019, to (16.8)% during the six months ended September 26, 2020, primarily due to the adverse impacts related to COVID-19.

Michael Kors

	Six Months Ended			% Change
(dollars in millions)	September 26, 2020	September 28, 2019	$ Change	As Reported	Constant Currency
Revenues	$1,100	$2,070	$(970)	(46.9)%	(47.1)%
Income from operations	142	423	(281)	(66.4)%
Operating margin	12.9%	20.4%

Revenues
Michael Kors revenues decreased $970 million, or 46.9%, to $1.100 billion during the six months ended September 26, 2020, compared to $2.070 billion for the six months ended September 28, 2019, which included favorable foreign currency effects of $6 million. On a constant currency basis, revenue decreased $976 million, or 47.1%, primarily due to the adverse impacts related to COVID-19.
Income from Operations

During the six months ended September 26, 2020, Michael Kors recorded income from operations of $142 million, compared to $423 million for the six months ended September 28, 2019. Operating margin declined from 20.4% for the six months ended September 28, 2019, to 12.9% during the six months ended September 26, 2020, primarily due to adverse impacts related to COVID-19, partially offset by higher gross profit margins related to a higher average unit price and favorable channel mix.

Liquidity and Capital Resources
Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, along with borrowings available under our credit facilities and available cash and cash equivalents. Our primary use of this liquidity is to fund our ongoing cash requirements, including working capital requirements, acquisitions, debt repayments, investment in information systems infrastructure, global retail store construction, expansion and renovation, distribution and corporate facilities, construction and renovation of shop-in-shops, share repurchases and other corporate activities. We believe that the cash generated from our operations, together with borrowings available under our revolving credit facility and available cash and cash equivalents, will be sufficient to meet our working capital needs for the next 12 months, including investments made and expenses incurred in connection with our store growth plans, shop-in-shop growth, investments in corporate and distribution facilities, continued systems development, e-commerce and marketing initiatives. We spent $59 million on capital expenditures during the six months ended September 26, 2020.
The following table sets forth key indicators of our liquidity and capital resources (in millions):

	As of
	September 26, 2020	March 28, 2020
Balance Sheet Data:
Cash and cash equivalents	$238	$592
Working capital	$53	$493
Total assets	$7,803	$7,946
Short-term debt	$200	$167
Long-term debt	$1,581	$2,012

	Six Months Ended
	September 26, 2020	September 28, 2019
Cash Flows Provided By (Used In):
Operating activities	$137	$243
Investing activities	(71)	(75)
Financing activities	(421)	(157)
Effect of exchange rate changes	1	(4)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(354)	$7

Cash Provided by Operating Activities
Net cash provided by operating activities decreased $106 million to $137 million during the six months ended September 26, 2020, as compared to $243 million for the six months ended September 28, 2019, as a result of a decrease in our net income after non-cash adjustments, partially offset by increases related to changes in our working capital, primarily attributable to the timing of payments and receipts due to the impact of COVID-19.
Cash Used in Investing Activities
Net cash used in investing activities was $71 million during the six months ended September 26, 2020, as compared to $75 million during the six months ended September 28, 2019, which was primarily attributable to lower capital expenditures of $46 million compared to prior year, offset by an increase of $31 million related to the settlement of a net investment hedge during the six months ended September 28, 2019 and an increase of $11 million due to asset acquisitions during the six months ended September 26, 2020.
Cash Used in Financing Activities
Net cash used in financing activities was $421 million during the six months ended September 26, 2020, as compared to $157 million during the six months ended September 28, 2019. The increase of cash used in financing activities of $264 million was primarily attributable to increased net debt repayments.

Debt Facilities
The following table presents a summary of our borrowing capacity and amounts outstanding as of September 26, 2020 and March 28, 2020 (dollars in millions):

	As of
	September 26, 2020	March 28, 2020
Senior Secured Revolving Credit Facility:
Revolving Credit Facility (excluding up to a $500 million accordion feature) (1)
Total availability	$1,000	$1,000
Borrowings outstanding (2)	274	681
Letter of credit outstanding	22	18
Remaining availability	$704	$301

Term Loan Facility ($1.6 billion)
Borrowings outstanding, net of debt issuance costs (2)	$985	$1,010
Remaining availability	$—	$—

364 Credit Facility ($230 million)
Total availability	$230	$—
Remaining availability	$230	$—

4.000% Senior Notes
Borrowings outstanding, net of debt issuance costs and discount amortization (2)	$447	$446

Other Borrowings	$4	$3

Hong Kong Uncommitted Credit Facility:
Total availability (100 million Hong Kong Dollars)	$13	$14
Borrowings outstanding (85 million Hong Kong Dollars) (3)	11	—
Bank guarantees outstanding (3 million and 4 million Hong Kong Dollars)	—	1
Remaining availability (12 million and 96 million Hong Kong Dollars)	$2	$13

China Uncommitted Credit Facility:
Borrowings outstanding	$—	$—
Total and remaining availability (100 million Chinese Yuan)	$14	$14

Japan Credit Facility:
Total availability (1.0 billion Japanese Yen)	$9	$9
Borrowings outstanding (1.0 billion Japanese Yen) (3)	9	—
Remaining availability (1.0 billion Japanese Yen)	$—	$9

Versace Uncommitted Credit Facilities:
Total availability (55 million and 52 million Euro)	$64	$58
Borrowings outstanding (44 million and 35 million Euro) (3)	51	39
Remaining availability (11 million and 17 million Euro)	$13	$19

Total borrowings outstanding (1)	$1,781	$2,179
Total remaining availability	$963	$356

_____________________________
(1)The financial covenant in our 2018 Credit Facility requiring us to maintain a ratio of the sum of total indebtedness plus the capitalized amount of all operating lease obligations for the last four fiscal quarters to Consolidated EBITDAR of no greater than 3.75 to 1.0 has been waived through the fiscal quarter ending June 26, 2021. When this financial covenant is reinstated, the applicable ratio will be calculated net of our unrestricted cash and cash equivalents to the extent in excess of $100 million and shall exclude up to $150 million of supply chain financings, and the maximum permitted net leverage ratio will be 4.00 to 1.0. As of September 26, 2020 and March 28, 2020, we were in compliance with all covenants related to our agreements then in effect governing our debt. See Note 9 to the accompanying consolidated financial statements for additional information.
(2)Recorded as long-term debt in our consolidated balance sheets as of September 26, 2020 and March 28, 2020, except for the current portion of $128 million outstanding under the 2018 Term Loan Facility, which was recorded within short-term debt at both September 26, 2020 and March 28, 2020.
(3)Recorded as short-term debt in our consolidated balance sheets as of September 26, 2020 and March 28, 2020.
We believe that our 2018 Credit Facility is adequately diversified with no undue concentration in any one financial institution. As of September 26, 2020, there were 27 financial institutions participating in the facility, with none maintaining a maximum commitment percentage in excess of 10%. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the 2018 Credit Facility.
See Note 9 in the accompanying financial statements and Note 12 in our Fiscal 2020 Annual Report on Form 10-K for detailed information relating to our credit facilities and debt obligations.
Share Repurchase Program
The following table presents our treasury share repurchases during the six months ended September 26, 2020 and September 28, 2019 (dollars in millions):

	Six Months Ended
	September 26, 2020	September 28, 2019
Cost of shares repurchased under share repurchase program	$—	$—
Fair value of shares withheld to cover tax obligations for vested restricted share awards	1	2
Total cost of treasury shares repurchased	$1	$2

Shares repurchased under share repurchase program	—	—
Shares withheld to cover tax withholding obligations	47,635	63,223
	47,635	63,223

During the first quarter of Fiscal 2021, we suspended our $500 million share-repurchase program in response to the continued impact of the COVID-19 pandemic. As of September 26, 2020, the remaining availability under our share repurchase program was $400 million. Share repurchases may be made in open market or privately negotiated transactions, subject to market conditions, applicable legal requirements, trading restrictions under our insider trading policy, and other relevant factors. This program may be suspended or discontinued at any time.
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

Off-Balance Sheet Arrangements
We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. Our off-balance sheet commitments relating to our outstanding letters of credit were $28 million at September 26, 2020, including $6 million in letters of credit issued outside of the 2018 Credit Facility. In addition, as of September 26, 2020, bank guarantees of approximately $28 million were supported by our various credit facilities. We do not have any other off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.
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
Foreign Currency Exchange Risk
Forward Foreign Currency Exchange Contracts
We are exposed to risks on certain purchase commitments to foreign suppliers based on the value of our purchasing subsidiaries’ local currency relative to the currency requirement of the supplier on the date of the commitment. As such, we enter into forward currency exchange contracts that generally mature in 12 months or less and are consistent with the related purchase commitments, to manage our exposure to the changes in the value of the Euro and the Canadian Dollar. These contracts are recorded at fair value in our consolidated balance sheets as either an asset or liability, and are derivative contracts to hedge cash flow risks. Certain of these contracts are designated as hedges for hedge accounting purposes, while certain of these contracts, are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of the majority of these contracts at the balance sheet date are recorded in our equity as a component of accumulated other comprehensive income (loss), and upon maturity (settlement) are recorded in, or reclassified into, our cost of sales or operating expenses, in our consolidated statement of operations and comprehensive income (loss), as applicable, based on the underlying transactions for which the forward currency exchange contracts were established.
We perform a sensitivity analysis on our forward currency contracts, both designated and not designated as hedges for accounting purposes, to determine the effects of fluctuations in foreign currency exchange rates. For this sensitivity analysis, we assume a hypothetical change in U.S. Dollar against foreign exchange rates. Based on all foreign currency exchange contracts outstanding as of September 26, 2020, a 10% appreciation or devaluation of the U.S. Dollar compared to the level of foreign currency exchange rates for currencies under contract as of September 26, 2020, would result in a net increase and decrease, respectively, of approximately $18 million in the fair value of these contracts.
Net Investment Hedges
We are exposed to adverse foreign currency exchange rate movements related to interest from our net investment hedges. As of September 26, 2020, the net investment hedges have an aggregate notional amount of $2.000 billion to hedge our net investments in Euro-denominated subsidiaries, and $44 million to hedge our net investments in Japanese Yen-denominated subsidiaries against future volatility in the exchange rates between the U.S. Dollar and these currencies. Under the terms of these contracts, the Company will exchange the semi-annual fixed rate payments on U.S. denominated debt for fixed rate payments of 0% to 4.508% in Euros and 0.89% in Japanese Yen. Some of these contracts include mandatory early termination dates between September 2023 and September 2025, while the remaining contracts have maturity dates between July 2022 and August 2027. Based on all net investment hedges outstanding as of September 26, 2020, a 10% appreciation or devaluation of the U.S. Dollar compared to the level of foreign currency exchange rates for currencies under contract as of September 26, 2020, would result in a potential net increase or decrease upon settlement of approximately $228 million in the fair value of these contracts, which have staggered maturities, as stated above.

Interest Rate Risk
We are exposed to interest rate risk in relation to borrowings outstanding under our 2018 Term Loan Facility, our 2018 Credit Facility, our Hong Kong Credit Facility, our Japan Credit Facility and our Versace Credit Facilities. Our 2018 Term Loan Facility carries interest at a rate that is based on LIBOR. Our 2018 Credit Facility carries interest rates that are tied to LIBOR and the prime rate, among other institutional lending rates (depending on the particular origination of borrowing), as further described in Note 9 to the accompanying consolidated financial statements. Our Hong Kong Credit Facility carries interest at a rate that is tied to the Hong Kong Interbank Offered Rate. Our China Credit Facility carries interest at a rate that is tied to the People’s Bank of China’s Benchmark lending rate. Our Japan Credit Facility carries interest at a rate posted by the Mitsubishi UFJ Financial Group. Our Versace Credit Facility carries interest at a rate set by the bank on the date of borrowing that is tied to the European Central Bank. Therefore, our statements of operations and comprehensive income (loss) and cash flows are exposed to changes in those interest rates. As part of our strategy to limit exposure to interest rate risk, we entered into an interest rate swap agreement with a notional amount of $500 million that will decrease to $350 million in April 2022. The swap was designated as a cash flow hedge designed to mitigate the impact of adverse interest rate fluctuations for a portion of our variable-rate debt equal to the notional amount of the swap. The interest rate swap converts the one-month Adjusted LIBOR interest rate on these borrowings to a fixed interest rate of 0.237% through December 2022. At September 26, 2020, we had $274 million in long-term borrowings outstanding under our 2018 Credit Facility, $985 million, net of debt issuance costs, outstanding under our 2018 Term Loan Facility and $51 million outstanding under our Versace Credit Facility. At March 28, 2020, we had $681 million in long-term borrowings outstanding under our 2018 Credit Facility, $1.010 billion, net of debt issuance costs, outstanding under our 2018 Term Loan Facility and $39 million outstanding under our Versace Credit Facilities. These balances are not indicative of future balances that may be outstanding under our revolving credit facilities that may be subject to fluctuations in interest rates. Any increases in the applicable interest rate(s) would cause an increase to the interest expense relative to any outstanding balance at that date.
Credit Risk
We have outstanding $450 million aggregate principal amount of Senior Notes due in 2024. The Senior Notes bear interest at a fixed rate equal to 4.000% per year, payable semi-annually. Our Senior Notes interest rate payable may be subject to adjustments from time to time if either Moody’s or S&P (or a substitute rating agency) changes the credit rating assigned to the Senior Notes.
On an overall basis, our exposure to market risk has not significantly changed from what we reported in our Annual Report on Form 10-K. The COVID-19 pandemic does present new and emerging uncertainty to the financial markets. See Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 28, 2020 for additional information.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) as of September 26, 2020. This evaluation was performed based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), the 2013 Framework. Based on this assessment, our CEO and CFO concluded that our disclosure controls and procedures as of September 26, 2020 are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 26, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table provides information of the Company’s ordinary shares repurchased or withheld during the three months ended September 26, 2020:

	Total Number of Shares	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximated Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
June 28 – July 25	—	$—	—	$400
July 26 – August 22	9,516	$16.33	—	$400
August 23 – September 26	—	$—	—	$400
	9,516		—

ITEM 5. OTHER INFORMATION

This Item 5 is being filed solely to update the Item 9B disclosure included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2020, filed with the SEC on July 8, 2020, in order to provide the amount of any material charges relating to the Capri Retail Store Optimization Program by major type of cost that the Company believes are now determinable.
As previously announced, the Company intends to close approximately 170 of its retail stores over the next two fiscal years (Fiscal 2021 and Fiscal 2022) in connection with its Capri Retail Store Optimization Program in order to improve the profitability of its retail store fleet. In addition, the Company expects to incur approximately $75 million of one-time costs related to this program, including lease termination and other store closure costs, the majority of which are expected to result in future cash expenditures. For the three months ended September 26, 2020, the Company closed 20 stores pursuant to the Capri Retail Optimization Program and recorded restructuring charges of $2 million, which were comprised of lease-related and other store closing costs.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 5, 2020.

CAPRI HOLDINGS LIMITED

By:	/s/ John D. Idol
Name:	John D. Idol
Title:	Chairman & Chief Executive Officer

By:	/s/ Thomas J. Edwards, Jr.
Name:	Thomas J. Edwards, Jr.
Title:	Executive Vice President, Chief Financial Officer and Chief Operating Officer

INDEX TO EXHIBITS

Exhibit No.	Description

10.1
Capri Holdings Limited Second Amended and Restated Omnibus Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement filed with the U.S. Securities and Exchange Commission on July 22, 2020).

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

101.1
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 26, 2020 formatted in Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.