Form 10-K
period 2021-03-27
Capri Holdings Ltd
filed 2021-05-26
CIK 1530721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 27, 2021
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.			☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		☐ Yes	☒ No
The aggregate market value of the registrant’s voting and non-voting ordinary shares held by non-affiliates of the registrant was $2,831,225,962 as of September 25, 2020, the last business day of the registrant’s most recently completed second fiscal quarter based on the closing price of the ordinary shares on the New York Stock Exchange.
As of May 19, 2021, Capri Holdings Limited had 151,327,019 ordinary shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive Proxy Statement, which will be filed in June 2021, for the 2021 Annual Meeting of the Shareholders.

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including documents incorporated herein by reference, contains statements which are, or may be deemed to be, “forward-looking statements.” Forward-looking statements are prospective in nature and are not based on historical facts, but rather on current expectations and projections of the management of Capri Holdings Limited (the “Company”) about future events. All statements other than statements of historical facts included in this Annual Report on Form 10-K, including documents incorporated herein by reference, may be forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “plans”, “believes”, “expects”, “intends”, “will”, “should”, “could”, “would”, “may”, “anticipates”, “might” or similar words or phrases, are forward-looking statements. These forward-looking statements are not guarantees of future financial performance. Such forward-looking statements involve known and unknown risks and uncertainties that could significantly affect expected results and are based on certain key assumptions, which could cause actual results to differ materially from those projected or implied in any forward-looking statements. These risks, uncertainties and other factors include the impact of the COVID-19 pandemic, levels of cash flow and future availability of credit, compliance with restrictive covenants under the Company’s credit agreement, the Company’s ability to integrate successfully and to achieve anticipated benefits of any acquisition and to successfully execute our growth strategies; the risk of disruptions to the Company’s businesses; risks associated with operating in international markets and our global sourcing activities; the risk of cybersecurity threats and privacy of data security breaches; the negative effects of events on the market price of the Company’s ordinary shares and its operating results; significant transaction costs; unknown liabilities; the risk of litigation and/or regulatory actions related to the Company’s businesses; fluctuations in demand for the Company’s products; levels of indebtedness (including the indebtedness incurred in connection with acquisitions); the timing and scope of future share buybacks, which may be made in open market or privately negotiated transactions, and are subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors, and which share repurchases may be suspended or discontinued at any time, the level of other investing activities and uses of cash; changes in consumer traffic and retail trends; loss of market share and industry competition; fluctuations in the capital markets; fluctuations in interest and exchange rates; the occurrence of unforeseen epidemics and pandemics, disasters or catastrophes; political or economic instability in principal markets; adverse outcomes in litigation; and general, local and global economic, political, business and market conditions, as well as those risks set forth in the Company’s filings with the U.S. Securities and Exchange Commission (the “SEC”), including in this Annual Report on Form 10-K, particularly under “Item 1A. Risk Factors” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company disclaims any obligation to update or revise any forward-looking statements contained herein other than in accordance with legal and regulatory obligations.

SUMMARY OF RISKS AFFECTING OUR BUSINESS

Our business is subject to numerous risks. The following summary highlights some of the risks you should consider with respect to our business and prospects. This summary is not complete and the risks summarized below are not the only risks we face. You should review and consider carefully the risks and uncertainties described in more detail in this “Risk Factors” section of this Annual Report on Form 10-K which includes a more complete discussion of the risks summarized below as well as a discussion of other risks related to our business and an investment in our ordinary shares. Risks are listed in the categories where they primarily apply, but other categories may also apply.

Risks Related to Our Business
•the COVID-19 pandemic may continue to have a material adverse effect on our business and results of operations;
•our retail stores are heavily dependent on the ability and desire of consumers to travel and shop and a decline in consumer traffic could have a negative effect on our comparable store sales and store profitability resulting in impairment charges, which could have a material adverse effect on our business, results of operations and financial condition;
•the long-term growth of our business depends on the successful execution of our strategic initiatives;
•if we are unable to effectively execute our e-commerce business and provide a reliable digital experience for our customers, our reputation and operating results may be harmed;
•a substantial portion of our revenue is derived from a small number of large wholesale customers, and the loss of or decline in business from any of these wholesale customers could substantially reduce our total revenue;
•acquisitions may not achieve intended benefits and may not be successfully integrated;
•the markets in which we operate are highly competitive, both within North America and internationally, and increased competition based on a number of factors could cause our profitability and/or gross margins to decline;
•we may not be able to respond to changing fashion and retail trends in a timely manner, which could have a material adverse effect on our brands, business, results of operations and financial condition;
•we face risks associated with operating globally and our strategy to continue to expand internationally;

•our business is subject to risks associated with importing products, and the imposition of additional duties, tariffs or trade restrictions could have a material adverse effect on our business, results of operations and financial condition;
•if we cannot successfully negotiate rent deferrals or abatements, lease modifications or lease terminations, our substantial operating lease obligations could have a material adverse effect on our business and our landlords may attempt to hold us in breach of our lease obligations and take other actions, including terminating our leases and/or accelerating our future rent;
•we are dependent on a limited number of distribution facilities. If one or more of our distribution facilities experiences operational difficulties or becomes inoperable, it could have a material adverse effect on our business, results of operations and financial condition;
•the departure of members of our executive management and other key employees or our failure to attract and retain qualified personnel could have a material adverse effect on our business;
•fluctuations in our tax obligations and changes in tax laws, treaties and regulations may have a material adverse impact on our future effective tax rates and results of operations;
•our business is exposed to foreign currency exchange rate fluctuations;
•our current and future licensing and joint venture arrangements may not be successful and may make us susceptible to the actions of third parties over whom we have limited control;
•increases in the cost of raw materials could increase our production costs and cause our operating results and financial condition to suffer;
•we primarily use foreign manufacturing contractors and independent third-party agents to source our finished goods and our business is subject to risks inherent in global sourcing activities, including disruptions or delays in manufacturing or shipments;
•if we fail to comply with labor laws or collective bargaining agreements, or if our independent manufacturing contractors fail to use acceptable, ethical business practices, our business and reputation could suffer;
•we may be unable to protect our trademarks, copyrights and other intellectual property rights, and others may allege that we infringe upon their intellectual property rights;
•we self-insure certain risks and may be impacted by unfavorable claims experience;
•we are subject to various proceedings, lawsuits, disputes, and claims in the ordinary course of business which could have an adverse impact on our business, financial condition, and results of operations;
•our business is susceptible to the risks associated with climate change and other environmental impacts which could negatively affect our business and operations;
•increased scrutiny from investors and others regarding our corporate social responsibility initiatives, including environmental, social and other matters of significance relating to sustainability, could result in additional costs or risks and adversely impact our reputation;
•the accessories, footwear and apparel industries are heavily influenced by general macroeconomic cycles that affect consumer spending and a prolonged period of depressed consumer spending could have a material adverse effect on our business, results of operations and financial condition; and
•our industry is subject to significant pricing pressure caused by many factors which may cause our profitability and gross margins in the future to be materially lower than our expectations.

Risks Related to Privacy and Data Security
•privacy breaches and other cyber security risks related to our business could negatively affect our reputation, credibility and business; and
•a material delay or disruption in our information technology systems or e-commerce websites or our failure or inability to upgrade our information technology systems precisely and efficiently could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Our Debt
•we have incurred a substantial amount of indebtedness, which could adversely affect our financial condition and restrict our ability to incur additional indebtedness or engage in additional transactions; and
•we may be unable to meet financial covenants in our indebtedness agreements which could result in an event of default and restrictive covenants in such agreements may restrict our ability to pursue our business strategies.

Risks Related to Our Ordinary Shares
•our share price may periodically fluctuate based on the accuracy of our earnings guidance or other forward-looking statements regarding our financial performance;
•failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting, which could harm our business and cause a decline in the price of our ordinary shares;
•provisions in our organizational documents may delay or prevent our acquisition by a third party;
•rights of shareholders under British Virgin Islands law differ from those under United States law, and, accordingly, our shareholders may have fewer protections;
•the laws of the British Virgin Islands provide limited protection for minority shareholders, so minority shareholders will have limited or no recourse if they are dissatisfied with the conduct of our affairs;
•it may be difficult to enforce judgments against us or our executive officers and directors in jurisdictions outside the United States; and
•British Virgin Islands companies may not be able to initiate shareholder derivative actions, thereby depriving shareholders of one avenue to protect their interests.

PART I
Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Capri”, “we”, “us”, “our”, “the Company”, “our Company” and “our business” refer to Capri Holdings Limited and its consolidated subsidiaries. References to our stores, retail stores and retail segment include all of our full-price retail stores (including concessions), our e-commerce websites and outlet stores. The Company utilizes a 52 to 53 week fiscal year and the term "Fiscal Year" or “Fiscal refers to that 52-week or 53-week period. The fiscal years ending on March 27, 2021, March 28, 2020 and March 30, 2019 (“Fiscal 2021”, “Fiscal 2020” and “Fiscal 2019”, respectively) contain 52 weeks. The Company’s Fiscal 2022 is a 53-week period ending April 2, 2022. Some differences in the numbers in the tables and text throughout this annual report may exist due to rounding.

Item 1. Business
Our Company
Capri Holdings Limited (“Capri”) is a global fashion luxury group, consisting of iconic brands that are industry leaders in design, style and craftsmanship, led by a world-class management team and renowned designers. Our brands cover the full spectrum of fashion luxury categories, including women’s and men’s accessories, footwear and ready-to-wear, as well as wearable technology, watches, jewelry, eyewear and a full line of fragrance products. Our goal is to continue to extend the global reach of our brands while ensuring that they maintain their independence and exclusive DNA.
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
Jimmy Choo
Our Jimmy Choo brand offers a distinctive, glamorous and fashion-forward product range, enabling it to develop into a leading global luxury accessories brand, whose core product offering is women’s luxury shoes, complemented by accessories, including handbags, small leather goods, scarves and belts, as well as a growing men’s luxury shoes and accessory business. In addition, certain categories, such as fragrances and eyewear, are produced under licensing agreements. Jimmy Choo’s design team is led by Sandra Choi, who has been the Creative Director for the brand since its inception in 1996. Jimmy Choo products are unique, instinctively seductive and chic. The brand offers classic and timeless luxury products, as well as innovative products that are intended to set and lead fashion trends. Jimmy Choo is represented through its global store network, its e-commerce sites, as well as through the most prestigious department and specialty stores worldwide.
Michael Kors
Our Michael Kors brand was launched 40 years ago by Michael Kors, whose vision has taken the Company from its beginnings as an American luxury sportswear house to a global accessories, footwear and apparel company with a global distribution network that has presence in over 100 countries through Company-operated retail stores and e-commerce sites, leading department stores, specialty stores and select licensing partners. Michael Kors is a highly recognized luxury fashion brand in the Americas and Europe with growing brand awareness in other international markets. Michael Kors features distinctive designs, materials and craftsmanship with a jet-set aesthetic that combines stylish elegance and a sporty attitude. Michael Kors offers three primary collections: the Michael Kors Collection luxury line, the MICHAEL Michael Kors accessible luxury line and the Michael Kors Mens line. The Michael Kors Collection establishes the aesthetic authority of the entire brand and is carried by many of our retail stores, our e-commerce sites, as well as in the finest luxury department stores in the world. MICHAEL Michael Kors has a strong focus on accessories, in addition to offering footwear and apparel, and addresses the significant demand opportunity in accessible luxury goods. We have also been developing our men’s business in recognition of the significant opportunity afforded by the Michael Kors brand’s established fashion authority and the expanding men’s market. Taken together, our Michael Kors collections target a broad customer base while retaining our premium luxury image.
Our Segments
We operate in three reportable segments as follows:
•Versace — accounted for approximately 18% of our total revenue in Fiscal 2021 and includes worldwide sales of Versace products through 210 retail stores (including concessions) and e-commerce sites, through 868 wholesale doors (including multi-brand stores), as well as through product and geographic licensing arrangements.
•Jimmy Choo — accounted for approximately 10% of our total revenue in Fiscal 2021 and includes worldwide sales of Jimmy Choo products through 227 retail stores (including concessions) and e-commerce sites, through 450 wholesale doors (including multi-brand stores), as well as through product and geographic licensing arrangements.
•Michael Kors — accounted for approximately 72% of our total revenue in Fiscal 2021 and includes worldwide sales of Michael Kors products through 820 retail stores (including concessions) and e-commerce sites, through 2,852 wholesale doors, as well as through product and geographic licensing arrangements.
In addition to these reportable segments, we have certain corporate costs that are not directly attributable to our brands and, therefore, are not allocated to segments. Such costs primarily include certain administrative, corporate occupancy, shared service and information systems expenses, including Enterprise Resource Planning (“ERP”) system implementation costs. In addition, certain other costs are not allocated to segments, including restructuring and other charges (including transition costs related to our recent acquisitions), impairment costs and COVID-19 related charges. The segment structure is consistent with how our chief operating decision maker plans and allocates resources, manages the business and assesses performance. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. For additional financial information regarding our segments and corporate unallocated expenses, see Segment Information note in the accompanying consolidated financial statements.
Industry
We operate in the global personal luxury goods industry. Through 2019, the personal luxury goods market grew at a 5% rate over the past 20 years, with more recent growth driven by stronger Chinese demand from both international and local consumers and demographic and socioeconomic shifts resulting in younger consumers purchasing more luxury goods. Then, in 2020, due to the impact of the COVID-19 crisis, the personal luxury goods market declined 23%. According to Bain studies*, the personal luxury goods market is predicted to increase at a 10% compound annual growth rate between 2020 and 2025, and will return to 2019 levels by the end of 2021 or in 2022. Future growth will be driven by e-commerce, Chinese consumers and younger generations. By 2025, Bain studies estimate over 30% of personal luxury goods sales will occur online, Chinese consumers will represent nearly half of total global personal luxury goods sales, and Gen Z and Gen Y combined will make up at least two-thirds of the market. As the personal luxury goods market continues to evolve, Capri is committed to creating engaging luxury experiences globally. In our view, increased customer engagement and tailoring merchandise to customer shopping and communication preferences are key to growing market share. We believe that our innovative and luxurious product offerings and customer engagement initiatives across all three brands position us to capitalize on the continued growth of the global personal luxury goods industry.
*Comprised of: Bain – Altagamma Luxury Goods Worldwide Market Study, Spring 2021, May 17th 2021 update and Bain – Altagamma Luxury Goods Worldwide Market Study, Spring 2021 (Together, the “Bain studies”). These studies were prepared by the Bain & Company and Altagamma and can be obtained free of charge or at a nominal cost by contacting Bain & Company’s media contacts at aliza.medina@bain.com or dan.pinkney@bain.com. While we believe that each of these studies and publications is reliable, we have not independently verified market and industry data from third-party sources.
Geographic Information
We generate revenue globally through our three reportable segments, as described above. We sell our Versace, Jimmy Choo and Michael Kors products through retail and wholesale channels of distribution in three principal geographic markets: the Americas (U.S., Canada and Latin America), EMEA (Europe, Middle East and Africa) and Asia (including Australia). We also have wholesale arrangements pursuant to which we sell products to our geographic licensees. In addition, we have licensing agreements through which we license to third parties the use of our Versace, Jimmy Choo and Michael Kors brand names and trademarks, certain production rights and sales and/or distribution rights with respect to our brands.

The following table details our revenue by segment and geographic location (in millions):

	Fiscal Years Ended
	March 27, 2021	March 28, 2020	March 30, 2019
Versace revenue - the Americas	$201	$186	$22
Versace revenue - EMEA	276	420	66
Versace revenue - Asia	241	237	49
Total Versace	718	843	137
Jimmy Choo revenue - the Americas	102	107	96
Jimmy Choo revenue - EMEA	146	282	321
Jimmy Choo revenue - Asia	170	166	173
Total Jimmy Choo	418	555	590
Michael Kors revenue - the Americas	1,869	2,822	3,064
Michael Kors revenue - EMEA	607	821	892
Michael Kors revenue - Asia	448	510	555
Total Michael Kors	2,924	4,153	4,511

Total revenue - the Americas	2,172	3,115	3,182
Total revenue - EMEA	1,029	1,523	1,279
Total revenue - Asia	859	913	777
Total revenue	$4,060	$5,551	$5,238

Competitive Strengths
We believe that the following strengths differentiate us from our competitors:
Global Fashion Luxury Group Led by a World-Class Management Team and Renowned Designers. We are a global fashion luxury group, consisting of three iconic brands defined by fashion luxury products with a reputation for world-class design and innovation. The design leadership of our founder-designers Donatella Versace, Sandra Choi and Michael Kors is a unique advantage that we possess. Our founder-led design teams are supported by our senior management team with extensive experience across a broad range of disciplines in the retail industry, including design, sales, marketing, public relations, merchandising, real estate, supply chain and finance. With an average of 26 years of experience in the retail industry, including at a number of public companies, and an average of 16 years experience with our brands, our senior management team has strong creative and operational experience and a successful track record.
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

The Michael Kors brand was launched 40 years ago by Michael Kors, a world-renowned designer, who is responsible for conceptualizing and directing the design of our Michael Kors brand products. We believe that the Michael Kors brand name has become synonymous with luxurious fashion that is timeless and elegant, expressed through the brand’s sophisticated accessories and ready-to-wear collections. Each of our Michael Kors brand collections exemplifies the jet-set lifestyle and features high quality designs, materials and craftsmanship. Michael Kors has received a number of awards, which recognize the contribution he and his team have made to the fashion industry and our Company. Some of the most widely recognized global trendsetters and celebrities wear our Michael Kors brand collections.
Expertise in the Accessories and Footwear Product Categories. We have strong group expertise in accessories and footwear. The strength of our Michael Kors luxury collection and our accessible luxury MICHAEL Michael Kors line have allowed us to expand our brand awareness and position Michael Kors as one of the leading global luxury brands in the accessories product categories. Capitalizing on the success of our accessories product category, we continue to further develop the accessories businesses for Jimmy Choo and Versace, bringing our accessories expertise, including our product category knowledge, our merchandising best practices and our substantial group buying power to these brands. Our goal is to increase Versace’s women’s and men’s accessories and footwear penetration from less than 35% of revenues in Fiscal 2021 to 60% of Versace’s revenues over time, and to increase Jimmy Choo's women's accessories penetration from approximately 20% of revenues in Fiscal 2021 to 50% of Jimmy Choo’s revenues over time.

Exceptional Retail Store Footprint. Versace operates in three primary retail formats: boutiques, outlet and e-commerce. We operated 210 Versace retail stores as of March 27, 2021, in some of the most fashionable cities and the most sought-after shopping destinations around the world. Versace’s products are distributed worldwide through a global network of highly specialized stores, which average approximately 1,700 square feet. In addition, we operate Versace e-commerce sites in the U.S., Europe and China (covering 85 countries worldwide).
We operated 227 Jimmy Choo retail stores as of March 27, 2021, in some of the most premier locations worldwide. During Fiscal 2021, we designed a refresh to our existing retail store format and will begin to roll out this new concept in Fiscal 2022 to both new stores and existing stores. Jimmy Choo retail stores, comprised of full-price stores and outlets, average approximately 1,400 square feet. In addition, we operate Jimmy Choo e-commerce sites in the U.S., certain parts of Europe, Japan and have a localized site in China.
We operated 820 Michael Kors stores as of March 27, 2021 with four primary retail store formats: collection stores, lifestyle stores, outlet stores and e-commerce sites. Michael Kors collection stores are located in some of the world’s most prestigious shopping areas and average approximately 2,900 square feet in size. The Michael Kors lifestyle stores are located in some of the world’s most frequented metropolitan shopping locations and leading regional shopping centers, and average approximately 2,700 square feet in size. We also extend our reach to additional consumer groups through our outlet stores, which average approximately 4,400 square feet in size. In addition, we also operate Michael Kors e-commerce sites in the U.S., Canada, certain parts of Europe, China, Japan and South Korea.
World-class Omni and CRM capabilities. We have omni-channel capabilities from best-in-class digital platforms to state-of-the-art distribution facilities globally, which we leverage across businesses. As part of our plan to continue to implement omni-channel capabilities throughout our businesses, we have begun leveraging our world class distribution centers, including in Venlo, Netherlands and Teterboro, New Jersey, to serve multiple brands.
Strong Relationships with Premier Department Stores. We partner with leading wholesale customers, such as Macy's, Saks Fifth Avenue, Bloomingdale’s and Holt Renfrew in North America, as well as Harrods, Harvey Nichols, Printemps, Selfridges and Galeries Lafayette in Europe. These relationships enable us to access large numbers of our key consumers in a targeted manner. Our “shop-in-shops” have specially trained staff, as well as customized fixtures, wall casings, decorative items, flooring and provide department store consumers with a more personalized shopping experience than traditional retail department store configurations. We have engaged with our wholesale customers on various initiatives and have continued to enter into innovative supply chain partnerships designed to increase the speed at which our luxury fashion products reach the ultimate consumer. We plan to increase Versace’s and Jimmy Choo’s presence in certain luxury department stores, and for Michael Kors, we have continued to strategically reduce shipments with the intent to drive more full-price sell through in the wholesale channel.

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
Integrate Versace and continue to build on the brand’s luxury image. We plan to grow the Versace business to $2 billion in revenues over time. There are five strategic initiatives that we will focus on to achieve this goal. First, we plan to build on Versace’s luxury runway momentum and capitalize on our iconic brand codes. Second, we will enhance Versace’s powerful and storied marketing. Third, we plan to increase Versace’s global footprint from 210 stores to 300 retail stores. Fourth, we will accelerate Versace’s e-commerce development to create a full omni-channel experience. Finally, we plan to leverage our group’s expertise to expand Versace’s women’s and men’s accessories and footwear businesses from less than 35% of revenues to a target of 60% of the brand's revenues over time, while maintaining Versace’s authoritative presence in women’s and men’s ready-to-wear.
Continue to execute on our strategies to grow the Jimmy Choo brand. We plan to continue to implement our growth strategies for Jimmy Choo, with a goal of reaching $1 billion in revenues over time. To achieve this goal, we plan to expand Jimmy Choo’s distribution by accelerating e-commerce and omni-channel developments and increasing our global retail footprint to 300 retail stores in the most fashionable shopping destinations around the world. We also have a significant opportunity to increase women’s accessories to approximately 50% of Jimmy Choo’s revenue by expanding the breadth of new collections. At the same time, we plan to continue to grow footwear sales, in part by expanding our fashion active and casual offerings.
Continue to leverage the strength of our Michael Kors brand, which remains the foundation for our fashion luxury group. Our goal is to position Michael Kors to become a stronger and more profitable brand. Our focus on product innovation has greatly improved newness across all product categories for our Michael Kors brand. In accessories, we continue to introduce new product groups, as well as unique design, style and craftsmanship. In footwear, we plan to grow our fashion active product offerings and continue fashion innovation. In women’s apparel, our KORS style head-to-toe dressing remains our key focus, along with our strategic dress and outerwear categories. We will continue to increase product offerings within menswear, including our new men's footwear collection. We also plan to continue to focus on brand engagement, capitalizing on Michael Kors’ leading red carpet and social media presence. Our strategy to enhance customer experience by expanding our omni-channel capabilities also remains a key priority.
Execute on our corporate social responsibility strategy. Our corporate social responsibility strategy is divided into three areas: (i) Our World: focused on actions across our operations and supply chain, meant to significantly reduce our environmental impact; (ii) Our Community: fostering a supportive, healthy, diverse and inclusive workplace for all of our employees; and (iii) Our Philanthropy: connecting the talents, energy and success of each of our brands to those in need around the world. We have set targets to be 100% carbon neutral in our direct operations and to source 100% of energy for our owned and operated facilities from renewable sources by 2025. Building on our net zero carbon emissions commitment, and in an effort to deliver on the goals of the Paris Agreement, we will also set emissions reduction targets across our operations and supply chain with the Science Based Targets initiative by the end of calendar 2022. We have additionally committed to, and have already been working towards, a number of important initiatives, including:
•All plastic in packaging to be recyclable, compostable, recycled or reusable by 2025
•100% of point-of-sale packaging materials to be recyclable or sustainably sourced by 2025

•Partnering with key suppliers to reduce water use
•Traceability of our supply chain
•Sourcing at least 95% of our leather from certified tanneries by 2025
•Furthering diversity and inclusion within the organization, including through our Global D&I Council
•Supply chain empowerment programs focused on human rights and fair wages to be implemented in line with the United Nations Framework for Corporate Action on Workplace Women’s Health and Empowerment by 2025
Collections and Products
Our total revenue by major product category is as follows (in millions):

	Fiscal Years Ended
	March 27, 2021	% of Total	March 28, 2020	% of Total	March 30, 2019	% of Total
Accessories	$2,158	53.2%	$2,933	52.8%	$3,139	59.9%
Footwear	796	19.6%	1,100	19.8%	1,023	19.5%
Apparel	720	17.7%	1,069	19.3%	698	13.3%
Licensed product	185	4.6%	222	4.0%	218	4.2%
Licensing revenue	155	3.8%	201	3.6%	156	3.0%
Other	46	1.1%	26	0.5%	4	0.1%
Total revenue	$4,060		$5,551		$5,238
Versace
Versace is one of the leading international fashion design houses and a symbol of Italian luxury worldwide, which has developed its expertise in haute couture to include ready-to-wear, accessories, footwear and home furnishings. Generally, Versace’s haute couture retails up to $100,000, ready-to-wear retails from $270 to $9,500, accessories retail from $85 to $3,500 and footwear retails from $300 to $2,500.

Certain product categories, such as Versace Jeans Couture, eyewear, fragrances, jewelry, watches, and home furnishings, are produced under product licensing agreements. Swinger SA is the exclusive licensee for Versace Jeans Couture, Luxottica is the exclusive licensee for Versace eyewear, Euroitalia is the exclusive licensee for Versace fragrances, Samra International is the exclusive licensee for Versace jewelry, Vertime is the exclusive licensee for Versace watches and Poltrona Frau is the exclusive licensee for Versace home furnishings. Generally, Versace Jeans Couture retail from $50 to $2,000, Versace eyewear retails from $200 to $500, Versace fragrances retail from $70 to $400, Versace jewelry retails from $500 to $7,500, Versace watches retail from $500 to $3,500 and Versace home furnishings, which includes a variety of products, generally retails from $700 to $52,000.
Jimmy Choo
Jimmy Choo is a leading global luxury accessories brand and offers a distinctive, glamorous and fashion-forward product range, whose core product offerings are women’s luxury shoes, complemented by accessories, including handbags, small leather goods, scarves and belts, as well as a men’s luxury shoes and accessories business. Generally, Jimmy Choo women’s and men's luxury shoes retail from $400 to $5,500 and accessories retail from $200 to $4,500.
Certain product categories, such as Jimmy Choo fragrances and eyewear, are produced under product licensing agreements. Interparfums SA is the exclusive licensee for Jimmy Choo fragrances and Safilo SpA is the exclusive licensee for Jimmy Choo eyewear. Generally, Jimmy Choo eyewear retails from $200 to $550 and Jimmy Choo fragrances retail from $80 to $220.

Michael Kors
Michael Kors has three primary collections that offer accessories, footwear and apparel: Michael Kors Collection, MICHAEL Michael Kors and Michael Kors Mens. The three primary collections and licensed products are offered through our own Michael Kors retail stores and e-commerce businesses, in department stores around the world and by our exclusive licensees to wholesale customers in addition to select retailers. The Michael Kors Collection is a sophisticated designer collection for women based on a philosophy of essential luxury and pragmatic glamour and includes accessories, primarily handbags and small leather goods, ready-to-wear and footwear. Generally, the Michael Kors Collection women’s handbags and small leather goods retail from $300 to $6,000, footwear retails from $300 to $1,500 and ready-to-wear retails from $400 to $7,500. MICHAEL Michael Kors is the accessible luxury collection and offers women’s accessories, primarily handbags and small leather goods, as well as footwear and apparel and is carried in all of the Michael Kors lifestyle stores and leading department stores around the world. MICHAEL Michael Kors offers handbags designed to meet the fashion and functional requirements of our broad and diverse consumer base. Generally, MICHAEL Michael Kors handbags retail from $200 to $750, small leather goods retail from $50 to $250, footwear retails from $50 to $300 and apparel retails from $75 to $700. Michael Kors Mens is an innovative collection of men’s ready-to-wear, accessories, and footwear with a modern American style. Michael Kors Mens apparel generally retails from $50 to $1,000, men’s accessories generally retail from $50 to $800 and men’s footwear generally retails from $150 to $400.
Certain product categories, including watches, jewelry, eyewear and fragrance, are produced under product licensing agreements. Fossil is our exclusive licensee for Michael Kors watches and jewelry, including our Michael Kors ACCESS smartwatches and our fine jewelry line. Luxottica is our exclusive licensee for Michael Kors distinctive eyewear inspired by our collections. Estée Lauder is Michael Kors exclusive women’s and men’s fragrance licensee. Generally, Michael Kors fashion watches retail from $150 to $600, Michael Kors ACCESS smartwatches retail from $300 to $500, Michael Kors jewelry retails from $50 to $500, Michael Kors eyewear retails from $100 to $400 and Michael Kors fragrance and related products generally retail from $50 to $150.
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
Our brands introduce their new collections annually with fashion shows and other fashion events. These fashion events, in addition to celebrity red carpet dressing moments, generate extensive domestic and international media and social media coverage. The Versace and Michael Kors semi-annual runway shows and Jimmy Choo celebrity placements generate extensive media coverage. Jimmy Choo is also the leading brand in editorial coverage for women’s luxury shoes globally.
We believe our renowned brand founders, as well as our high-profile brand ambassadors and well-known social media influencers across our marketing programs helps expand brand awareness and drive cultural relevance.
In Fiscal 2021, we recognized approximately $137 million in advertising and marketing expenses globally. We engage in a wide range of integrated marketing programs across various marketing channels, including but not limited to email marketing, print advertising, outdoor advertising, digital marketing, social media, public relations outreach, visual merchandising and partnership marketing, in an effort to engage our existing and potential customer base and ultimately stimulate sales in a consumer-preferred shopping venue.
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
Versace has a centrally managed production model for the majority of its products, and buys raw materials and components for these products. All raw materials arrive in a central warehouse in Novara, Italy and are distributed to independent third-party manufacturing contractors after the quality control process is complete. The vast majority of Versace’s production is located in Italy. The remaining production occurs elsewhere in EMEA and a small portion is produced in Asia.
Jimmy Choo products are manufactured by independent third-party manufacturing contractors and our recently acquired Italian atelier and shoe manufacturer Alberto Gozzi S.r.L ("Gozzi"). Most of Jimmy Choo’s products are produced by specialists in Italy, supported by other factories across Europe, with a small portion produced in Asia. Jimmy Choo has a product development facility in Florence. Jimmy Choo typically purchases finished goods and does not purchase raw materials, except for product development purposes.
Michael Kors contracts for the purchase of finished goods principally with independent third-party manufacturing contractors that are generally responsible for the entire manufacturing process, including the purchase of piece goods and trim. Product manufacturing for the Michael Kors brand is allocated among third-party agents based on their capabilities, the availability of production capacity, pricing and delivery. Michael Kors also has relationships with various agents who source finished goods with numerous manufacturing contractors on its behalf. This multi-supplier strategy provides specialist skills, scalability, flexibility and speed to market, as well as diversifies risk. In Fiscal 2021 and Fiscal 2020, one third-party agent sourced approximately 26% of Michael Kors finished goods purchases, based on unit volume. Michael Kors’ largest manufacturing contractor, who produces its products in Asia and who Michael Kors has worked with for approximately 20 years, accounted for the production of approximately 18% of its finished products, based on dollar volume in Fiscal 2021. Nearly all of our Michael Kors products were produced in Asia in Fiscal 2021.
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
Our future manufacturing and sourcing strategy includes purchasing luxury manufacturing facilities in Italy to support all of our brands, pursuing manufacturing synergies across brands and securing capacity and improving our expertise in development and delivery. While the fashion design process will remain independently managed by each of our brands, we believe that creating a manufacturing center of excellence, which would combine all functions that support our design teams, from leather and hardware purchases to investment in machinery and systems, will create synergies and efficiencies for our global fashion luxury group.
Distribution
Versace owns a central warehouse in Novara, Italy, managed by a third party, which acts as a global hub for Versace’s primary operations. Versace also has a leased warehouse near Novara operated by the same third party, which serves as a distribution point for e-commerce operations and reverse logistics. From these warehouses, products are shipped to regional warehouses that are operated by third parties. The main regional warehouses are located in New Jersey, Hong Kong, Beijing and Tokyo, and support the Versace retail and e-commerce businesses. The e-commerce distribution for the other regions is conducted through third party providers in Columbus, Ohio and Beijing, China. Versace’s wholesale business is mainly serviced from three central warehouses located in Italy, the United States and Japan.
Jimmy Choo's primary distribution facility is our Company-owned and operated distribution facility in the Netherlands. From there, products are shipped to regional warehouses in the United Kingdom, the United States, Canada, China, Hong Kong, South Korea, Japan and United Arab Emirates, largely supporting the Jimmy Choo retail and e-commerce businesses.

Shipments to wholesale customers globally are made from the Netherlands and the United States, with some further local fulfillment. All of the distribution facilities utilized by Jimmy Choo are operated by third parties and are shared with other unaffiliated businesses with the exception of our distribution facility in the Netherlands. This flexible method reinforces the speed and efficiency of the supply chain and allows the business to deliver Jimmy Choo product and collections to market rapidly and in line with the industry’s fashion calendar.
Michael Kors primary distribution facility in the United States is a leased facility in Whittier, California, which is directly operated and services our Michael Kors retail stores, e-commerce site and wholesale operations in the United States. We also engage in omni-channel order fulfillment by filling online orders through our Michael Kors retail stores and through our click-and-collect service offerings. Our primary Michael Kors distribution facility in Europe is our Company-owned and operated distribution facility in the Netherlands, which supports our European operations for our Michael Kors brand, including our European e-commerce sites. We also have a regional Michael Kors distribution center in Canada, which is leased, as well as regional Michael Kors distribution centers in New Jersey, China, Hong Kong, Japan, South Korea and Taiwan, which are operated by third-parties.
Intellectual Property
We own VERSACE, JIMMY CHOO and MICHAEL KORS trademarks, as well as other material trademarks, copyrights, design and patent rights related to the production, marketing and distribution of our products, both in the United States and in other countries in which our products are principally sold. We also have applications pending for a variety of related trademarks, copyrights, designs and patents in various countries throughout the world. As the worldwide usage of our material trademarks, copyrights, designs and patents continue to expand, we continue to strategically apply to register them in key countries where they are used. We expect that our material intellectual property will remain in full force and effect for as long as we continue to use and renew them.
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
Information Systems
Each of our three brands currently operates using their legacy systems for finance and accounting, supply chain, inventory control, point-of-sale transactions, store replenishment and other functions. Our long-term strategy includes consolidating certain systems across our brands over time to create operational efficiencies, as well as to achieve a common platform across the Company. During Fiscal 2020, we embarked on a multi-year ERP implementation, to conform the majority of our processes onto one global system that would support finance and accounting, procurement, inventory control and store replenishment. The implementation of the ERP required a significant investment in human and financial resources. As a result of COVID-19 and our need to significantly reduce our capital expenditures in order to protect our liquidity and cash flows, we temporarily suspended our ERP project. The project has resumed as of the fourth quarter of Fiscal 2021. See Item 1A. “Risk Factors” — “A material delay or disruption in our information technology systems or e-commerce websites or our failure or inability to upgrade our information technology systems precisely and efficiently could have a material adverse effect on our business, results of operations and financial condition.”
Human Capital Management
At Capri Holdings, we strive to create workplaces where our employees and the workers across our supply chain thrive. Through our benefits packages, learning and development programs, focus on diversity and inclusion, wellness programs and supply chain empowerment initiatives, we continue to make significant investments in our Capri community.
Employee Profile. At the end of Fiscal 2021, 2020 and 2019, we had approximately 13,800, 17,000 and 17,800 total employees, respectively. As of March 27, 2021, we had approximately 9,300 full-time employees and approximately 4,500 part-time employees. Approximately 10,400 of our employees were engaged in retail selling and administrative positions and our remaining employees were engaged in other aspects of our business as of March 27, 2021. As of March 27, 2021, we have approximately 2,400 employees covered by collective bargaining agreements in certain European countries. We consider our relations with both our union and non-union employees to be good.

Benefits and Compensation. We maintain comprehensive benefits and compensation packages to attract, retain and recognize our employees. Our health and welfare benefit program is designed to provide a wide range of benefits to meet the health care, financial and work/life needs of eligible employees. Benefits include, among others, medical, dental and vision plans, life insurance, short and long-term disability coverage, retirement plans (with matching contributions where applicable), paid parental leave, gender reassignment coverage and fertility support benefits in the United States, and a corporate wellness program. We also offer employees paid time off, including to volunteer with select charitable organization, to get the COVID-19 vaccine and to quarantine in accordance with government or health organization recommended quarantine guidelines (in addition to any COVID-19 mandated paid sick leave at the federal, state, or local level). Employees are also entitled to discounts on our merchandise.
Learning and Development. We honor our employees through our dedication to development. A majority of our executives have participated in an executive leadership development program offered in partnership with the Center for Creative Leadership, and more than 800 of our people managers have participated in leadership development programs. These programs are aimed at equipping our leaders with strategies to effectively navigate and drive change, and to build and strengthen cross-functional relationships. All full-time employees also participate in a formal performance review process annually, and receive annual trainings on important topics including compliance, ethics and integrity, respect in the workplace and information security as a part of our efforts to maintain a safe, positive and inclusive work environment. In Fiscal 2021, we also implemented diversity and inclusion trainings focused on unconscious bias, microaggressions and workplace diversity, sensitivity and inclusion.
Diversity and Inclusion. Diversity and inclusion are embedded in our DNA. We foster an inclusive environment where employees and customers of diverse backgrounds are respected, valued and celebrated. We are proud of our commitment to diversity, equality and inclusion, and will continue to advance these principles through meaningful short and long term actions across the globe. We recently appointed a Head of Diversity and Inclusion and established a Global Diversity and Inclusion Council, comprised of leaders across our brands focused on bringing Capri’s diversity and inclusion strategy to life. Our commitment to diversity and inclusion is supported by three pillars:
Capri Culture - Our commitment to diversity extends beyond representation. We are building an inclusive space where all employees have the opportunity to realize their full potential and excel, while contributing to our success in a meaningful way.
Capri Talent - Differences in ideas and experiences allow our Company to thrive. We are attracting, advancing and advocating for a workforce that reflects the diversity of the world around us.
Capri Community - Through diversity and inclusion comes understanding and strength. Our responsibility to promote equality is not just to those who work with us, but to our industry, the customers we serve and the communities around us.

In Fiscal 2021, we formed The Capri Holdings Foundation for the Advancement of Diversity in Fashion. The Company has pledged $20 million to further the foundation’s mission of supporting diversity, inclusion and equality throughout the fashion industry.

Health and Safety. Everyone working on behalf of our Company is entitled to work in a safe environment. Capri’s global safe workplace program, which includes employee traveler and emergency response alerts, raises awareness and provides safety resources tailored for workers in different work environments – from our distribution centers to our retail stores. In addition, as we continue to navigate the COVID-19 pandemic, we continue to prioritize the safety of our employees and our customers and to do our part to help stop the spread within our communities. We enhanced health and safety protocols at our retail stores, distribution centers and corporate offices, adhered to social distancing measures and provided contact-free shopping opportunities when safe to do so.

Supply Chain Empowerment. Our community extends beyond our direct employees and our corporate social responsibility program drives us toward greater engagement with our suppliers. We are dedicated to conducting our operations throughout the world on principles of ethical business practice and recognition of the dignity of workers. Through our Code of Conduct for Business Partners and Factory Social Compliance Program, we partner with our suppliers on important human rights, health and safety, environmental and compliance issues.

Competition
We face intense competition in the product lines and markets in which we operate from both existing and new competitors. Our products compete with other branded products within their product category. In varying degrees, depending on the product category involved, we compete on the basis of style, price, customer service, quality, brand prestige and recognition, among others. In our wholesale business, we compete with numerous manufacturers, importers and distributors of products like ours for the limited space available for product display. Moreover, the general availability of manufacturing contractors allows new entrants easy access to the markets in which we compete, which may increase the number of our competitors and adversely affect our competitive position and our business. We believe, however, that we have significant competitive advantages because of the recognition of our brands and the acceptance of our brands by consumers. See Item 1A. “Risk Factors” — “The markets in which we operate are highly competitive, both within North America and internationally, and increased competition based on a number of factors could cause our profitability and/or gross margins to decline.”
Seasonality
We experience certain effects of seasonality with respect to our business. We generally experience greater sales during our third fiscal quarter, primarily driven by holiday season sales, and the lowest sales during our first fiscal quarter.
Import Restrictions and Other Governmental Regulations
Virtually all of our imported products are subject to duties which may impact the costs of such products. In addition, countries to which we ship our products may impose safeguard quotas to limit the quantity of products that may be imported. We rely on free trade agreements and other supply chain initiatives in order to maximize efficiencies and cost savings relating to product importation. For example, we have historically received benefits from duty-free imports on certain products from certain countries pursuant to the U.S. Generalized System of Preferences ("GSP") program. The GSP program expired on December 31, 2020. If the GSP program is not renewed or otherwise made retroactive, we would experience significant additional duties and our gross margin could be negatively impacted. Additionally, we are subject to government regulations relating to importation activities, including related to U.S. Customs and Border Protection ("CBP"0) withhold release orders. The imposition of taxes, duties and quotas, the withdrawal from or material modification to trade agreements and/or if CBP detains shipments of our goods pursuant to a withhold release order could have a material adverse effect on our business, results of operations and financial condition. If additional tariffs or trade restrictions are implemented by the U.S. or other countries, the cost of our products could increase which could adversely affect our results of operations and financial condition. Additionally, we are subject to government regulations relating to product labeling, testing and safety. We maintain a global customs and product compliance organization to help manage our import and related regulatory activity.
Corporate Social Responsibility
As a global fashion luxury group, we recognize the impact that our operations can have on the environment and the social well-being of others. We have developed a corporate social responsibility strategy in order to drive positive change within our organization and our world. Our Corporate Social Responsibility strategy outlines our global strategy to achieve significant, measurable goals across a range of important environmental and social sustainability issues, including material sourcing, greenhouse gas emissions, water use, waste reduction, diversity and inclusion and philanthropic giving. See “Business Strategy” — “Execute on our corporate social responsibility strategy.”
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

Available Information
Our investor website can be accessed at www.capriholdings.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with or furnished to the SEC pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website under the caption “Financials” and then “SEC Filings” promptly after we electronically file such materials with, or furnish such materials to, the SEC. No information contained on our website is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K. Information relating to corporate governance at our Company, including our Corporate Governance Guidelines, our Code of Business Conduct and Ethics for all directors, officers, and employees, and information concerning our directors, Committees of the Board, including Committee charters, and transactions in Company securities by directors and executive officers, is available at our website under the captions “Governance” and “Financials” and then “SEC Filings.” Paper copies of these filings and corporate governance documents are available to shareholders free of charge by written request to Investor Relations, Capri Holdings Limited, 33 Kingsway, London, United Kingdom, WC2B 6UF. Documents filed with the SEC are also available on the SEC’s website at www.sec.gov.

Item 1A.     Risk Factors
You should carefully read this entire report, including, without limitation, the following risk factors and the section of this annual report entitled “Note Regarding Forward-Looking Statements.” Any of the following factors could materially adversely affect our business, results of operations and financial condition. Additional risks and uncertainties not currently known to us or that we currently view as immaterial may also materially adversely affect our business, results of operations and financial condition. Risks are listed in the categories where they primarily apply, but other categories may also apply.
Risk Relating to Our Business
The COVID-19 pandemic may continue to have a material adverse effect on our business and results of operations.
The COVID-19 pandemic has caused significant disruption to the global economy, consumer spending and behavior, tourism and to financial markets. While the overall COVID-19 situation appears to be improving, we have not recovered to pre-COVID performance levels and our business and operating results may be negatively impacted if the virus worsens or mutates, if vaccination efforts are unsuccessful and/or if regions or countries take further actions to contain the virus (including additional extended lock-downs and travel restrictions), among others. The full extent of the impact of COVID-19 on our business and operating results will depend largely on future events outside of our control, including the duration and severity of the pandemic and the success of vaccination efforts, new information concerning the virus or variants of the virus, and actions different states, regions or countries may take to contain the virus (including extended lock-downs and travel restrictions), among others.
As a result of the COVID-19 pandemic, and in response to government orders and proactive decisions we have made to protect the health and safety of our employees, consumers and communities, at various points during the course of the pandemic we temporarily closed almost all of our retail stores globally and furloughed all of our retail store employees in North America and many of our retail personnel elsewhere for an extended time. We may face longer term store closure requirements and other operational restrictions with respect to some or all of our retail stores in the future, and government restrictions and health and safety measures (including social distancing protocols) may prevent us from opening or limit our ability to fully operate in the ordinary course, which could materially impact our financial results. We have also closed many of our corporate offices globally and have implemented a work-from-home policy for many of our corporate employees, which may also negatively affect productivity in, or otherwise result in disruptions to, parts of our business.
As a result of store closures and reduced consumer traffic caused by COVID-19, many of our wholesale customers have experienced, and may continue to experience, liquidity constraints or other financial difficulties, causing a reduction in the amount of merchandise purchased from us and our product licensing partners, an increase in order cancellations and/or the need to extend payment terms. Any or all of these measures could substantially reduce our revenue and have a material adverse effect on our profitability. In addition, these actions could lead to larger outstanding accounts receivable balances, delays in collection of accounts receivable, increased expenses associated with collection efforts, increases in credit losses and reduced cash flows.
Furthermore, our supply chain may also be significantly negatively affected if the factories that produce our product, the distribution centers that manage and ship our inventory, or the operations of our third-party logistics and other service providers are disrupted, closed or experience worker shortages, which may result in disruptions and delays in product shipments and potentially higher costs.
In light of our retail store closures in response to government orders, mandates, guidelines and recommendations limiting business operations due to the COVID-19 pandemic, as well as decisions by many of the retail centers in which we operate to close shopping centers, we took certain actions and may continue to take certain actions with respect to our lease obligations, including discontinuing rent payments, negotiating with landlords for rent abatement or other rent relief and terminating certain leases, which may subject us to legal, reputational and financial risks. We may also take further actions with respect to our lease obligations in the future, which may not be successful.
In addition, we expect that traffic to our retail stores (and department stores and other third-party retailers that sell our products) as they reopen will be adversely affected by the COVID-19 pandemic. We further expect that consumer spending will be negatively affected by macroeconomic conditions resulting from the COVID-19 pandemic, including a continued high unemployment rate and an economic recession, which may impact our physical retail stores, our e-commerce business and third-party wholesale accounts. Any significant disruption in consumer traffic, consumer behavior and/or consumer spending at our retail stores, on our e-commerce sites and/or at third-party wholesale accounts following the pandemic would result in a decrease in sales and profits and otherwise materially impact our business and financial performance.
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
Reduced travel resulting from economic conditions, fuel shortages, increased fuel prices, travel restrictions, travel concerns and other circumstances, including adverse weather conditions, disease pandemics (including COVID-19), epidemics and other health-related concerns, war, terrorist attacks or the perceived threat of war or terrorist attacks could have a material adverse effect on us, particularly if such events impact our customers’ desire to travel to our retail stores. For example, social distancing measures and other restrictions imposed by governments as a result of the COVID-19 pandemic, which have had and may continue to affect our customers’ ability and desire to travel to our stores, which in turn has had and may continue to have a material adverse impact on our store revenue.
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
If we are unable to effectively execute our e-commerce business and provide a reliable digital experience for our customers, our reputation and operating results may be harmed.
While e-commerce still comprises a small portion of our net revenues, it has been our fastest growing business over the last several years, particularly in light of COVID-19 and retail store closures. The success of our e-commerce business depends, in part, on third parties and factors over which we have limited control, including changing consumer preferences and buying trends relating to e-commerce usage, both domestically and abroad, and promotional or other advertising initiatives employed by our wholesale customers or other third parties on their e-commerce sites. Any failure on our part, or on the part of our third-party digital partners, to provide attractive, reliable, secure and user-friendly e-commerce platforms could negatively impact our consumers’ shopping experience, resulting in reduced website traffic, diminished loyalty to our brands and lost sales. In addition, if due to COVID-19 or otherwise there is a shift in consumer behavior such that customers utilize e-commerce over traditional brick-and-mortar stores, sales from our retail stores and wholesale channels of distribution may decline.
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
In addition, we must keep up to date with competitive technology trends, including the use of new or improved technology, creative user interfaces and other e-commerce marketing tools such as paid search and mobile applications, among others, which may increase our costs and which may not succeed in increasing sales or attracting consumers. For example, it is possible that consumers may not sign up for our loyalty program at anticipated rates if they do not find the features and benefits compelling, and that we may not realize the benefits that we anticipate from these programs. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales in our e-commerce business, as well as damage our reputation and brands.
Additionally, the success of our e-commerce business and the satisfaction of our consumers depend on their timely receipt of our products. The efficient flow of our products requires that our company-operated and third-party operated distribution facilities have adequate capacity to support the current level of e-commerce operations and any anticipated increased levels that may follow from the growth of our e-commerce business. If we encounter difficulties with our distribution facilities or in our relationships with the third parties who operate the facilities, or if any such facilities were to shut down or be limited in capacity for any reason, including as a result of fire, other natural disaster, labor disruption, or pandemic (including as a consequence of public health directives, quarantine policies or social distancing measures resulting from the COVID-19 pandemic), we could face shortages of inventory, and we could experience disruption or delay, or incur significantly higher costs and longer lead times for distributing our products to our consumers which could result in customer dissatisfaction. Any of these issues could have an adverse effect on our business and harm our reputation.
A substantial portion of our revenue is derived from a small number of large wholesale customers, and the loss of or decline in business from any of these wholesale customers could substantially reduce our total revenue.
A small number of our wholesale customers account for a significant portion of our sales. Revenue from our five largest wholesale customers represented 12% of our total revenue for Fiscal 2021 and 17% of our total revenue for Fiscal 2020. We do not have written agreements with any of our wholesale customers and purchases generally occur on an order-by-order basis. As a result of store closures and reduced consumer traffic caused by COVID-19, many of our wholesale customers have experienced, and may continue to experience, liquidity constraints or other financial difficulties, causing a reduction in the amount of merchandise purchased from us and our product licensing partners, an increase in order cancellations and/or the need to extend payment terms. Any or all of these measures could substantially reduce our revenue and have a material adverse effect on our profitability. In addition, these actions could lead to larger outstanding accounts receivable balances, delays in collection of accounts receivable, increased expenses associated with collection efforts, increase in excess inventory, increases in credit losses and reduced cash flows.

The retail industry has experienced a great deal of consolidation and other ownership changes over the past several years and a number of wholesale accounts were forced to file bankruptcy or undergo restructurings due to the impact of COVID-19 on their business. We expect that the risk of consolidation, bankruptcy, restructurings or reorganizations by department stores and other retailers will continue to exist for the foreseeable future. This could result in store closings by our wholesale customers, which would decrease the number of stores carrying our products, while the remaining stores may purchase a smaller amount of our products and/or may reduce the retail floor space designated for our brands. In addition, such consolidation, bankruptcy or other changes with respect to our wholesale customers could decrease our opportunities in the market, increase our reliance on a smaller number of large wholesale customers and decrease our negotiating strength with our wholesale customers, which could have a material adverse effect on our business, results of operations and financial condition.
Additionally, certain of our wholesale customers, particularly those located in the U.S., have become highly promotional and have aggressively marked down their merchandise. We expect that such markdowns may continue to be exacerbated because of the impact of COVID-19. Such promotional activity could negatively impact our business.
Acquisitions may not achieve intended benefits and may not be successfully integrated.
Our acquisitions of Versace and Jimmy Choo or any other entity that we may acquire may not perform as well as initially expected, which could have a material adverse effect on our results of operations and financial condition. In addition, we are required to test goodwill, brand and any other intangible assets acquired as a result of acquisitions for impairment. For Fiscal 2021 and Fiscal 2020, the carrying value of goodwill and brand intangible value for Jimmy Choo exceeded its respective related fair value, requiring us to record impairment charges for the difference of $163 million and $351 million, respectively.
In addition, we may not be able to successfully integrate acquired businesses into our own business, or achieve any expected cost savings or synergies from such integration or we may determine to limit the integration of our brands. In addition to the overarching and continued challenges resulting from the COVID-19 pandemic, the potential difficulties that we may face that could cause the results of our acquisitions to not be in line with our expectations include, among others:
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
Additionally, Jimmy Choo outsources its information technology, accounting and other back office activities to a third-party service provider. There are risks of relying on a third-party provider to perform these services, which may include experiencing operational challenges and incurring increased expenses, which may result in a material adverse effect on our business, results of operations and financial condition.
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

•establishing and maintaining favorable brand name recognition;
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
In addition, some of our competitors may be significantly larger and more diversified than us and may have significantly greater financial, technological, manufacturing, sales, marketing and distribution resources than we do. Their capabilities in these areas may enable them to better withstand periodic downturns in the accessories, footwear and apparel industries (including those related to COVID-19), compete more effectively on the basis of price and production and more quickly develop new products. The general availability of manufacturing contractors and agents also allows new entrants easy access to the markets in which we compete, which may increase the number of our competitors and adversely affect our competitive position and our business. Any increased competition, or our failure to adequately address any of these competitive factors, could result in reduced revenues, which could adversely affect our business, results of operations and financial condition.
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
The accessories, footwear and apparel industries have historically been subject to rapidly changing fashion trends and consumer preferences. We believe that our success is largely dependent on the images of our brands and ability to anticipate and respond promptly to changing consumer demands and fashion trends in the design, styling, production, merchandising and pricing of products. If we do not correctly gauge consumer needs and fashion trends and respond appropriately, consumers may not purchase our products and our brand names and the images of our brands may be impaired. Even if we react appropriately to changes in fashion trends and consumer preferences, consumers may consider our brands to be outdated or associate our brands with styles that are no longer popular or trend-setting. Any of these outcomes could have a material adverse effect on our brands, business, results of operations and financial condition.
We face risks associated with operating globally and our strategy to continue to expand internationally.
We operate on a global basis, with approximately 50% of our total revenue from operations outside of the U.S. during Fiscal 2021. As a result, we are subject to the risks of doing business internationally, including:
•political or civil unrest, including protests and other civil disruption;
•unforeseen public health crises, such as pandemic and epidemic diseases, including the COVID-19 pandemic and any variants thereof;
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

In addition, the United Kingdom (“U.K.”) formally left the European Union (“EU”) on January 31, 2020 (“Brexit”). The consequences of Brexit could result in increased regulatory and legal complexities and cause disruption and create uncertainty surrounding our business, including affecting our relationship with our existing and future customers, suppliers and employees and resulting in increased costs from new or elevated customs duties or financial implications from operational challenges, trade or tax policies. Brexit has also contributed to volatility and uncertainty in global stock markets and currency exchange rates, and could adversely impact investor confidence and consumer spending, including on discretionary items and retail products such as ours.
Finally, if our international expansion plans are unsuccessful, it could have a material adverse effect on our business, results of operations and financial condition. We sell our products at varying retail price points based on geographic location that yield different gross profit margins and we achieve different operating profit margins, depending on geographic region, due to a variety of factors including product mix, store size, occupancy costs, labor costs and retail pricing. Changes in any one or more of these factors could result in lower revenues, increased costs, and negatively impact our business, results of operations and financial condition. There are also some countries where we do not yet have significant operating experience, and in most of these countries we face established competitors with significantly more operating experience in those locations. Furthermore, consumer demand and behavior, as well as tastes and purchasing trends may differ in these countries and, as a result, sales of our product may not be successful, or the gross margins on those sales may not be in line with those we currently anticipate.
There can be no assurance that any or all of these events will not have a material adverse effect on our business, results of operations and financial condition.
Our business is subject to risks associated with importing products, and the imposition of additional duties, tariffs or trade restrictions could have a material adverse effect on our business, results of operations and financial condition.

There are risks inherent to importing our products. Virtually all of our imported products are subject to duties which may impact the cost of such products. In addition, countries to which we ship our products may impose safeguard quotas to limit the quantity of products that may be imported. We rely on free trade agreements and other supply chain initiatives in order to maximize efficiencies relating to product importation. For example, we have historically received benefits from duty-free imports on certain products from certain countries pursuant to the U.S. Generalized System of Preferences ("GSP") program. The GSP program expired on December 31, 2020. If the GSP program is not renewed or otherwise made retroactive, we could experience significant additional duties and our gross margin could be negatively impacted. Additionally, we are subject to government regulations relating to importation activities, including related to U.S. Customs and Border Protection ("CBP") withhold release orders. The imposition of taxes, duties and quotas, the withdrawal from or material modification to trade agreements, and/or if CBP detains shipments of our goods pursuant to a withhold release order could have a material adverse effect on our business, results of operations and financial condition. If additional tariffs or trade restrictions are implemented by the U.S. or other countries, the cost of our products could increase which could adversely affect our business.
If we cannot successfully negotiate rent deferrals or abatements, lease modifications or lease terminations, our substantial operating lease obligations could have a material adverse effect on our business and our landlords may attempt to hold us in breach of our lease obligations and take other actions, including terminating our leases and/or accelerating our future rent.
We do not own any of our retail store facilities, but instead lease all of our stores under operating leases. Our leases generally have terms of up to 10 years, generally require a fixed annual base rent and some require the payment of additional percentage rent if store sales exceed a negotiated amount. Certain of our European stores also require initial investments in the form of key money to secure prime locations, which may be paid to landlords or existing lessees. Generally, our leases are “net” leases, which require us to pay all of the costs of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases or withhold payments at our option, and payments under these operating leases account for a significant portion of our operating costs. For example, as of March 27, 2021, we were party to operating leases associated with our retail stores that we operate directly throughout the globe, as well as other global corporate facilities, requiring future minimum lease payments aggregating to $1.8 billion through Fiscal 2026 and approximately $493 million thereafter through Fiscal 2044.
In light of our retail store closures in response to government orders, mandates, guidelines and recommendations limiting business operations due to the COVID-19 pandemic, as well as decisions by many of the retail centers in which we operate to close shopping centers, we temporarily closed all of our retail stores in North America and Europe. On April 1, 2020, we suspended rent payments under the leases for these stores. In many instances, we were able to negotiate with counterparties under our leases to defer or abate the applicable rent during the store closure period, to modify the terms (including rent) of our leases going forward when stores reopen, or in certain instances to terminate the leases and permanently close retail stores. However, in instances where we were unable to negotiate with landlords, the landlords could allege that we are in default under the lease and attempt to terminate our lease and/or accelerate our future rents. Although we believe that strong legal grounds exist to support our claim that we are not obligated to pay rent during periods of closure as a result of the COVID-19 pandemic, there can be no assurance whether or not, and to what degree, such arguments will be successful, and any dispute under these leases may result in litigation with the landlord, which could be costly and have an uncertain outcome.
In addition, as certain of our retail stores in Europe, Canada and parts of Asia remain closed and as other locations reopen, we expect to require additional negotiations with our landlords to further defer or abate rent, to modify the terms of our leases (including rent and expiration date) and in certain instances to terminate a lease or permanently close a store. There can be no assurance that we will be able to successfully negotiate rent deferrals or abatements, lease modifications or lease terminations on favorable terms or at all. Our substantial operating lease obligations could have a material adverse effect on our business, results of operations and financial condition.
We are dependent on a limited number of distribution facilities. If one or more of our distribution facilities experience operational difficulties or becomes inoperable, it could have a material adverse effect on our business, results of operations and financial condition.
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
We must also attract, develop, motivate and retain a sufficient number of qualified retail and distribution center personnel. Historically, competition for talent has been intense and the turnover rate in the retail industry is generally high. There can be no assurance that we will be able to attract or retain a sufficient number of qualified employees in future periods to execute on our business objectives. Additionally, our ability to meet our labor needs while also controlling costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation and overtime regulations. If we are unable to attract, develop, motivate and retain talented employees with the necessary skills and experience, or if changes to our organizational structure, operating results, or business model, including as a result of COVID-19, adversely affect morale, hiring and/or retention, we may not achieve our objectives and our results of operations could be adversely impacted.

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
We and our subsidiaries are also engaged in a number of intercompany transactions. Although we believe that these transactions reflect arm’s-length terms and that proper transfer pricing documentation is in place, the transfer prices and conditions may be scrutinized by local tax authorities, which could result in additional tax liabilities. On October 5, 2015, the Organization for Economic Co-operation and Development, an international association of thirty four countries, including the U.S. and U.K., released the final reports from its Base Erosion and Profit Shifting (BEPS) Action Plans. The BEPS recommendations covered a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules and tax treaties. Future tax reform resulting from this development may result in changes to long-standing tax principles, which could adversely affect our effective tax rate and/or result in higher cash tax liabilities.
Our business is exposed to foreign currency exchange rate fluctuations.
Our results of operations for our international subsidiaries are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. Dollars during financial statement consolidation. If the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions could impact our consolidated results of operations. In addition, we have intercompany notes amongst certain of our non-U.S. subsidiaries, which may be denominated in a currency other than the local currency of a particular reporting entity. As a result of using a currency other than the functional currency of the related subsidiary, results of these operations may be adversely affected during times of significant fluctuation between the functional currency of that subsidiary and the denomination currency of the note. We continuously monitor our foreign currency exposure and hedge a portion of our foreign subsidiaries’ foreign currency-denominated inventory purchases to minimize the impact of changes in foreign currency exchange rates. However, we cannot fully anticipate all of our foreign currency exposures and cannot ensure that these hedges will fully offset the impact of foreign currency exchange rate fluctuations. We also use fixed-to-fixed cross currency swap agreements to hedge our net investments in foreign operations against future volatility in the exchange rates between the U.S. Dollars and these foreign currencies. As a result, we are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations.
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
We have entered into a select number of product licensing agreements with companies that produce and sell, under our trademarks, products requiring specialized expertise. We have also entered into a number of select licensing agreements pursuant to which we have granted third parties certain rights to distribute and sell our products in certain geographical areas and have a number of joint ventures. In the future, we may enter into additional licensing and/or joint venture arrangements. Although we take steps to carefully select our partners, such arrangements may not be successful. Our partners may fail to fulfill their obligations under these agreements or have interests that differ from or conflict with our own, such as the timing of new store openings, the pricing of our products and the offering of competitive products. In addition, the risks applicable to the business of our partners may be different than the risks applicable to our business, including risks associated with each such partner’s ability to:
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
Our business is subject to volatility of costs related to certain raw materials used in the manufacturing of our products. The costs of raw materials used in our products are affected by, among other things, weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries and other factors that are generally unpredictable and beyond our control. We are not always successful in our efforts to protect our business from the volatility of the market price of raw materials and our business can be materially affected by dramatic movements in prices of raw materials. The ultimate effect of this change on our earnings cannot be quantified, as the effect of movements in raw materials prices on industry selling prices are uncertain, but any significant increase in these prices could have a material adverse effect on our business, results of operations and financial condition. In addition, our costs may be impacted by sanction tariffs and customs trade orders which could also impact sourcing and availability of raw materials used by our suppliers in the manufacturing of certain of our products. Manufacturing labor costs are also subject to volatility based on local and global economic conditions. Increases in commodity prices, tariffs, sanctions, customs trade orders and/or manufacturing labor costs could increase our production costs and negatively impact our revenues, results of operations and financial condition.
We primarily use foreign manufacturing contractors and independent third-party agents to source our finished goods and our business is subject to risks inherent in global sourcing activities, including disruptions or delays in manufacturing or shipments.
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
We do not have written agreements with any of our third-party manufacturing contractors. As a result, any single manufacturing contractor could unilaterally terminate its relationship with us at any time. For example, in Fiscal 2021, Michael Kors’ largest manufacturing contractor, who produces its products in Asia and who Michael Kors has worked with for over ten years, accounted for the production of 18% of our finished products, based on dollar volume. Our inability to promptly replace manufacturing contractors that terminate their relationships with us or cease to provide high quality products in a timely and cost-efficient manner could have a material adverse effect on our business, results of operations and financial condition, and impact the cost and availability of our goods.
Michael Kors uses third-party agents to source finished goods with numerous manufacturing contractors on its behalf. Any single agent could unilaterally terminate its relationship with Michael Kors at any time. In Fiscal 2021, Michael Kors’ largest third-party agent, whose primary place of business is Hong Kong and who Michael Kors has worked with for over 10 years, sourced approximately 26% of its purchases of finished goods, based on unit volume. Our inability to promptly replace agents that terminate their relationships with us or cease to provide high quality service in a timely and cost-efficient manner could have a material adverse effect on our business, results of operations and financial condition.

In addition, as a company engaged in sourcing on a global scale, we are subject to the risks inherent in such activities, including, but not limited to:
•disease pandemics, epidemics and health-related concerns, including related to COVID-19 or variants thereof;
•political or labor instability, labor shortages (stemming from labor disputes or otherwise), or increases in costs of labor or production in countries where manufacturing contractors and suppliers are located;
•labor disputes or strikes at the location of the source of our goods and/or at ports of entry;
•disruptions or delays in shipments, including port delays and congestion, and/or capacity constraints on transportation of goods due to COVID-19;
•political or military conflict;
•heightened terrorism security concerns;
•a significant decrease in availability or an increase in the cost of raw materials;
•the migration and development of manufacturing contractors;
•product quality issues;
•imposition of regulations, quotas and safeguards relating to imports and our ability to adjust in a timely manner to changes in trade regulations;
•increases in the costs of fuel (including volatility in the price of oil), travel and transportation (including vessel and freight);
•imposition of duties, taxes and other charges on imports;
•significant fluctuation of the value of the U.S. Dollar against foreign currencies;
•restrictions on transfers of funds out of countries where our foreign licensees are located;
•compliance by our independent manufacturers and suppliers with our Supplier Code of Conduct and other applicable compliance policies; and
•compliance with U.S. laws regarding the identification and reporting on the use of “conflict minerals” sourced from the Democratic Republic of the Congo in the Company’s products and the U.S. Foreign Corrupt Practices Act, U.K. Bribery Act and other global anti-corruption laws, as applicable.
If we fail to comply with labor laws or collective bargaining agreements, or if our independent manufacturing contractors fail to use acceptable, ethical business practices, our business and reputation could suffer.
We are subject to labor laws governing relationships with employees, including minimum wage requirements, overtime, working conditions and citizenship requirements. We are also subject to collective bargaining agreements with respect to employees in certain European countries. Compliance with these laws and regulations, as well as collective bargaining agreements, may lead to increased costs and operational complexity and may increase our exposure to governmental investigations or litigation.
We require our independent manufacturing contractors to operate in compliance with applicable laws, rules and regulations regarding working conditions, employment practices and environmental compliance, as well as our Supplier Code of Conduct and other compliance policies under our Factory Social Compliance Program. Our staff and third parties we retain for such purposes periodically visit and monitor the operations of our independent manufacturing contractors to determine compliance. However, we generally do not control these manufacturing contractors or suppliers or their labor, environmental or other business practices. The violation of labor, environmental or other laws by an independent manufacturer or supplier, or divergence of an independent manufacturer’s or supplier’s labor practices from those generally accepted as ethical or appropriate in the U.S. or that violate our Supplier Code of Conduct, could interrupt or otherwise disrupt the shipment of our products, harm our trademarks or damage our reputation. The occurrence of any of these events could materially adversely affect our business, financial condition and results of operations.
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
We self-insure certain risks and may be impacted by unfavorable claims experience.
We use a combination of insurance and self-insurance programs, including a wholly-owned captive insurance entity, to provide for the potential liabilities for certain risks including, employee health-care benefits, workers’ compensation, general liability, marine transport and inventory, property damage and business interruption. Claims are difficult to predict and may be volatile. Any adverse claims experience could have a material adverse effect on our results of operations, financial condition and cash flows.
We are subject to various proceedings, lawsuits, disputes, and claims in the ordinary course of business which could have an adverse impact on our business, financial condition, and results of operations.
We are a global company and are subject to various proceedings, lawsuits, disputes and claims throughout the world in the ordinary course of business. These claims could include commercial, intellectual property, employment, customer and data privacy claims, as well as class action lawsuits. Typically, these claims raise complex factual and legal issues and are subject to uncertainties. Plaintiffs may seek unspecified damages and/or injunctive or other equitable relief. Our potential liability may be covered in part by our insurance policies, but we may not always have adequate insurance to defend all claims. An unfavorable outcome in any proceeding, lawsuit, dispute or claim may have an adverse impact on our business, financial condition and results of operations.
Our business is susceptible to the risks associated with climate change and other environmental impacts which could negatively affect our business and operations.
Our retail stores, distribution centers and manufacturing facilities, including those operated by third-parties, are subject to risks relating to climate change and other environmental impacts from our operations. For example, the physical effects of climate change, such as severe weather events, natural disasters and/or significant changes in climate patterns as well as our carbon emissions and our business’ overall impact on the environment could subject us to reputational, market and/or regulatory risks. Climate change and other environmental concerns may cause social and economic disruptions in the places where we operate, including disruptions to our supply chain and to local infrastructure and transportation systems which could limit material availability and quality, impact our ability to ship and deliver product and prevent access to our physical locations. These events could also adversely affect the economy and negatively impact consumer confidence and discretionary spending. Concern over climate change may result in new or additional legal, legislative and regulatory requirements to reduce or mitigate the effects of climate change on the environment. There is also increased focus, including by investors, customers, and other stakeholders, on climate change and other sustainability matters. In April 2020, we announced a global strategy to achieve significant, measurable goals across a range of important environmental and social sustainability issues, including, material sourcing, reducing greenhouse gas emissions and converting to renewal energy, responsible water use and waste reduction. We may not be successful in attaining our goals, and even if we meet our commitments, there remains a significant risk that climate change and other environmental events could negatively impact our operations.

Increased scrutiny from investors and others regarding our corporate social responsibility initiatives, including environmental, social and other matters of significance relating to sustainability, could result in additional costs or risks and adversely impact our reputation.
Investor advocacy groups, certain institutional investors, investment funds, other market participants, shareholders and customers have increasingly focused on the environmental, social and governance ("ESG") or “sustainability” practices of companies. These parties have placed increased importance on the implications of the social cost of their investments. If our ESG practices do not meet investor or other industry stakeholder expectations and standards, which continue to evolve, our brand, reputation and customer and employee retention may be negatively impacted. Any sustainability report that we publish or other sustainability disclosure we make may include our policies and practices on a variety of social and ethical matters, including corporate governance, environmental compliance, employee health and safety practices, human capital management, product quality, supply chain management, and workforce inclusion and diversity. It is possible that stakeholders may not be satisfied with our ESG practices or the speed of adoption. We could also incur additional costs and require additional resources to monitor, report and comply with various ESG practices. Also, our failure, or perceived failure, to meet the standards included in any sustainability disclosure could negatively impact our reputation, employee retention and the willingness of our customers and suppliers to do business with us.
The accessories, footwear and apparel industries are heavily influenced by general macroeconomic cycles that affect consumer spending and a prolonged period of depressed consumer spending could have a material adverse effect on our business, results of operations and financial condition.
The accessories, footwear and apparel industries have historically been subject to cyclical variations, recessions in the general economy and uncertainties regarding future economic prospects that can affect consumer spending habits. Purchases of discretionary luxury items, such as our products, tend to decline during recessionary periods when disposable income is lower. The success of our operations depends on a number of factors impacting discretionary consumer spending, including the duration and severity of the pandemic and the success of vaccination efforts, new information concerning the virus or variants of the variance, and actions different states, regions or countries may take to contain the virus (including extended lock-downs and travel restrictions), among others, general economic conditions, consumer confidence, wages and unemployment, housing prices, consumer debt, interest rates, fuel and energy costs, taxation and political conditions. A worsening of the economy may negatively affect consumer and wholesale purchases of our products and could have a material adverse effect on our business, results of operations and financial condition.
Our industry is subject to significant pricing pressure caused by many factors which may cause our profitability and gross margins in the future to be materially lower than our expectations.
Our industry is subject to significant pricing pressure caused by many factors, including the impact of COVID-19 on the economy and consumer discretionary spending, intense competition and a highly promotional environment, fragmentation in the retail industry, pressure from retailers to reduce the costs of products, changes in consumer behavior, fashion trends, pricing, inflation, the timing of the release of new merchandise and promotional events, changes in our merchandise mix, the success of marketing programs and weather and other environmental conditions. These factors may cause our profitability and gross margins in the future to be materially lower than in recent periods and our expectations, which could have a material adverse effect on our business, results of operations and financial condition. We may be faced with significant excess inventories (due to the impact of COVID-19 or otherwise), and in the future, if we misjudge the market for our products, we may have excess inventories for some products and missed opportunities for other products. We may be forced to rely on markdowns or promotional sales to dispose of excess and slow-moving inventory, which also may negatively impact our gross margin and profitability.
Risks Related to Privacy and Data Security
Privacy breaches and other cyber security risks related to our business could negatively affect our reputation, credibility and business.
We are dependent on information technology (“IT”) systems and networks for a significant portion of our direct-to-consumer sales, including our e-commerce sites and retail business credit card transaction authorization and processing. We are responsible for storing data relating to our customers and employees and also rely on third party vendors for the storage, processing and transmission of personal and Company information. Consumers, lawmakers and consumer advocates alike are increasingly concerned over the security of personal information transmitted over the Internet, consumer identity theft and privacy and the retail industry, in particular, has been the target of many recent cyber-attacks. In addition to taking the necessary precautions ourselves, we generally require that third-party service providers implement reasonable security measures to protect our employees’ and customers’ identity and privacy. We do not, however, control these third-party service providers and cannot guarantee the elimination of electronic or physical computer break-ins or security breaches in the future. Cyber security breaches, including physical or electronic break-ins, security breaches due to employee error or misconduct, attacks by “hackers,” phishing scams, malicious software programs such as viruses and malware, and other breaches outside of our control, could result in unauthorized access or damage to our IT systems and the IT systems of our third party service providers. Despite our efforts and the efforts of our third-party service providers to secure our and their IT systems, attacks on these systems do occur from time to time. As the techniques used to obtain unauthorized access to IT systems become more varied and sophisticated (including in connection with the COVID-19 pandemic, as cybercriminals are finding new ways to launch their attacks) and if the occurrence of such security breaches becomes more frequent, we and our third-party service providers may be unable to adequately anticipate these techniques and implement appropriate preventative measures. While we maintain cyber risk insurance to provide some coverage for certain risks associated with cyber security incidents, there is no assurance that such insurance would cover all or a significant portion of the costs or consequences associated with a cyber security incident. A significant breach of customer, employee or Company data could damage our reputation, our relationship with customers and our brands, and could result in lost sales, sizable fines, significant breach-notification and other costs and lawsuits, as well as adversely affect our results of operations. We may also incur additional costs in the future related to the implementation of additional security measures to protect against new or enhanced data security and privacy threats, or to comply with current and new state, federal and international laws governing the unauthorized disclosure of confidential information which are continuously being enacted and proposed, such as the General Data Protection Regulation in the EU and the California Consumer Privacy Act in California in the United States, as well as increased cyber security protection costs such as organizational changes, deploying additional personnel and protection technologies, training employees, engaging third party experts and consultants and lost revenues resulting from unauthorized use of proprietary information.
A material delay or disruption in our information technology systems or e-commerce websites or our failure or inability to upgrade our information technology systems precisely and efficiently could have a material adverse effect on our business, results of operations and financial condition.
We rely extensively on our IT systems to track inventory, manage our supply chain, record and process transactions, manage customer communications, summarize results and manage our business. The failure of our IT systems to operate properly or effectively, problems with transitioning to upgraded or replacement systems, or difficulty in or failure to implement new systems, could adversely affect our business. We also operate a number of e-commerce websites throughout the world. Our IT systems and e-commerce websites may be subject to damage and/or interruption from power outages, computer, network and telecommunications failures, malicious software, such as viruses and malware, attacks by “hackers”, security breaches, usage errors or misconduct by our employees and bad acts by our customers and website visitors which could materially adversely affect our business.
In early Fiscal 2020, we embarked on a multi-year ERP implementation, but as a result of COVID-19 and our need to significantly reduce our capital expenditures in order to protect our liquidity and cash flows, we temporarily suspended our ERP project. Parts of the project have resumed as of the fourth quarter of Fiscal 2021. Our inability to fully resume our ERP implementation and to upgrade our IT systems could result in system failures, disruptions, damage or malfunctions, cause critical information upon which we rely to be delayed, defective, corrupted, inadequate, inaccessible or lost and otherwise cause delays or disruptions to our operations. If any of these events happen, we may have to make significant investments to fix or replace impacted systems. Our failure or inability to upgrade IT systems effectively also could cause us to be unable to compete effectively, could harm our reputation and credibility, and could have a material adverse effect on our business, results of operations and financial condition.
Risks Related to Our Debt
We have incurred a substantial amount of indebtedness, which could adversely affect our financial condition and restrict our ability to incur additional indebtedness or engage in additional transactions.
As of March 27, 2021, our consolidated indebtedness was approximately $1.3 billion, net of debt issuance costs. Our total borrowings as of March 27, 2021 primarily relate to senior notes of $450 million and term loans of $870 million. Our ability to make payments on and to refinance our debt obligations and to fund planned capital expenditures depends on our ability to generate cash from our operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Until recently, we have been able to use our cash from operations to fund our debt service obligations and to utilize our 2018 Revolving Credit Facility to supplement our near-term liquidity needs. Our cash from operations have declined significantly, largely due to retail store closures and reduced store traffic caused by the COVID-19 pandemic. Our substantial level of indebtedness could have negative consequences to our business and we cannot guarantee that our business will generate sufficient cash flow from our operations or that future borrowings will be available to us in an amount sufficient to enable us to make payments of our debt, fund other liquidity needs, make necessary capital expenditures or pursue certain business opportunities. Our financial results, our substantial indebtedness and our credit ratings could adversely affect the availability and terms of our financing and negatively impact our ability to enter into new financing arrangements in the future.
The obligations under the second amendment, dated June 25, 2020 (the “Second Amendment”), to the third amended and restated credit facility, dated as of November 15, 2018 (the “2018 Credit Facility”) are secured by liens on substantially all of the assets of the Company and its U.S. subsidiaries that are borrowers and guarantors, subject to certain exceptions, and substantially all of the registered intellectual property of the Company and its subsidiaries. This requirement for collateral will be removed if the Company achieves an investment grade ratings requirement for two consecutive full fiscal quarters but there can be no assurance that the ratings requirement will be satisfied. In addition, our ability to access the credit and capital markets in the future as a source of funding, and the borrowing costs associated with such financing, is dependent upon market conditions and our credit rating and outlook. In March 2020, Moody’s Investor Service downgraded their credit rating of us from Baa2 to Ba1, and in April 2020 Fitch Ratings downgraded their credit rating of us from BBB- to BB+. These downgrades, and any future reduction in our credit ratings, could result in reduced access to the credit and capital markets, more restrictive covenants in future financial documents and higher interest costs, and potentially increased lease or hedging costs.
We may be unable to meet financial covenants in our indebtedness agreements which could result in an event of default and restrictive covenants in such agreements may restrict our ability to pursue our business strategies.
Pursuant to the Second Amendment, the financial covenant in the Company’s 2018 Credit Facility requiring it to maintain a ratio of the sum of total indebtedness plus the capitalized amount of all operating lease obligations for the last four fiscal quarters to Consolidated EBITDAR of no greater than 3.75 to 1.0 has been waived through the fiscal quarter ending June 26, 2021. The Company terminated the waiver period effective May 26, 2021. Effective as of that date, the applicable ratio will be calculated net of the Company’s unrestricted cash and cash equivalents in excess of $100 million and shall exclude up to $150 million of supply chain financings, and the maximum permitted net leverage ratio will be 4.00 to 1.0. The Second Amendment also requires the Company, during the period from June 25, 2020 until it delivers its financial statements with respect to the fiscal quarter ending June 26, 2021, to maintain at all times unrestricted cash and cash equivalents plus the aggregate undrawn amounts under the revolving facilities under the 2018 Credit Facility of not less than $500 million.
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

Risks Related to Our Ordinary Shares
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

As a public company, we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. If our management is unable to certify the effectiveness of our internal controls or if our independent registered public accounting firm cannot render an opinion on the effectiveness of our internal control over financial reporting, or if material weaknesses in our internal controls are identified, we could be subject to regulatory scrutiny and a loss of public confidence, which could have an adverse effect on our business and cause a decline in the price of our ordinary shares.
Provisions in our organizational documents may delay or prevent our acquisition by a third party.
Our Memorandum and Articles of Association (together, as amended from time to time, our “Memorandum and Articles”) contain several provisions that may make it more difficult or expensive for a third party to acquire control of us without the approval of our board of directors. These provisions may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our shareholders receiving a premium over the market price for their ordinary shares. These provisions include, among others:
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

Item 1B.     Unresolved Staff Comments
None.

Item 2.    Properties
The following table sets forth the location, use and size of our significant distribution and corporate facilities as of March 27, 2021, all of which are leased with the exception of our distribution center in the Netherlands, our central warehouse in Italy and luxury shoe factory in Italy, which are owned. The leases expire at various times through Fiscal 2044, subject to renewal options.

Location	Use	Approximate Square Footage
Whittier, CA	Michael Kors U.S. Distribution Center	1,179,000
Venlo, Netherlands	Michael Kors and Jimmy Choo European Distribution Center	1,096,000
New York, NY	Michael Kors, Versace and Jimmy Choo U.S. Corporate Offices	284,000
Montreal, Quebec	Michael Kors Canadian Corporate Office and Distribution Center	150,000
Novara, Italy	Versace European Distribution Center	109,000
Milan, Italy	Versace Corporate Offices	90,000
Milan, Italy	Versace Showroom	54,000
Novara, Italy	Versace Manufacturing and Distribution Center	46,000
East Rutherford, NJ	Michael Kors U.S. Corporate Offices	43,000
Pistoia, Italy	Capri Luxury Shoe Factory	41,000
Milan, Italy	Michael Kors Regional Corporate Office and Showroom	25,000
London, England	Jimmy Choo Corporate Offices	24,000
Manno, Switzerland	Michael Kors European Corporate Offices	18,000
London, England	Capri Corporate Headquarters and Michael Kors Regional Corporate Office	18,000
As of March 27, 2021, we also occupied 1,257 leased retail stores worldwide (including concessions). We consider our properties to be in good condition and believe that our facilities are adequate for our operations and provide sufficient capacity to meet our anticipated requirements.
Other than the land and building for our Michael Kors and Jimmy Choo European distribution center in the Netherlands, our Versace central warehouse in Italy and our Capri luxury shoe factory in Italy, property and equipment related to our stores (e.g. leasehold improvements, fixtures, etc.) and computer equipment, we did not own any material property as of March 27, 2021.

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

Item 4.    Mine Safety Disclosures
None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our ordinary shares trade on the NYSE under the symbol “CPRI”. At March 27, 2021, there were 151,280,011 ordinary shares outstanding, and the closing price of our ordinary shares was $50.18. Also as of that date, we had approximately 119 ordinary shareholders of record.
Share Performance Graph
The line graph below compares the cumulative total shareholder return on our ordinary shares with the Standard & Poor’s ("S&P") 500 Stock Index, the S&P 500 Apparel, Accessories & Luxury Goods Index, the S&P Retailing Index, and a prior peer group of companies (the "Prior Peer Group") for the five-year period from April 1, 2016 through March 26, 2021, the last business day of our fiscal year. The Prior Peer Group consists of the following companies: Tapestry, Inc., Guess?, Inc., PVH Corp., L Brands, Inc., Ralph Lauren Corporation, Tiffany & Co. and VF Corporation. During Fiscal 2021, management re-assessed the companies that comprise the S&P Retailing Index and determined that the S&P 500 Apparel, Accessories & Luxury Goods Index is a more appropriate comparison given the composition of companies it contains. In this transition year, the share performance graph below includes the comparative performance of the newly selected index and the previously reported indices. Going forward, we will show a comparison of return on our ordinary shares with the S&P 500 Stock Index and the S&P 500 Apparel, Accessories & Luxury Goods Index only.
The graph below assumes an investment of $100 made at the closing of trading on April 1, 2016, in our ordinary shares and each of the indices presented. All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable time period.

$300
$250
$200
$150
$100
$50
$0
4/1/2016
3/31/2017
3/29/2018
3/29/2019
3/27/2020
3/26/2021
CPRI
S&P 500
S&P 500 Apparel, Accessories & Luxury Goods
S&P Retailing
Prior Peer Group

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

The following table provides information regarding our ordinary share repurchases during the three months ended March 27, 2021:

	Total Number of Shares	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximated Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (in millions)
December 27, 2020 – January 23, 2021	—	$—	—	$400
January 24, 2021 – February 20, 2021	—	$—	—	$400
February 21, 2021 – March 27, 2021	381	$48.26	—	$400
	381		—

Item 6.    Selected Financial Data
The following table sets forth selected historical consolidated financial and other data for Capri Holdings Limited and its consolidated subsidiaries for the periods presented. The statement of operations data for Fiscal 2021, Fiscal 2020 and Fiscal 2019 and the balance sheet data as of the end of Fiscal 2021 and Fiscal 2020 have been derived from our audited consolidated financial statements included elsewhere in this report. The statement of operations data for Fiscal 2018 and Fiscal 2017 and the balance sheet data as of the end of Fiscal 2019, Fiscal 2018 and Fiscal 2017 have been derived from our prior audited consolidated financial statements, which are not included in this report.
The selected historical consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included in this annual report.

	Fiscal Years Ended
	March 27, 2021	March 28, 2020	March 30, 2019	March 31, 2018	April 1, 2017
	(data presented in millions, except for shares and per share data)
Statement of Operations Data:
Total revenue	$4,060	$5,551	$5,238	$4,719	$4,494
Cost of goods sold	1,463	2,280	2,058	1,860	1,833
Gross profit	2,597	3,271	3,180	2,859	2,661
Selling, general and administrative expenses	2,018	2,464	2,075	1,767	1,541
Depreciation and amortization	212	249	225	208	220
Impairment of assets	316	708	21	33	199
Restructuring and other charges	32	42	124	102	11
Total operating expenses	2,578	3,463	2,445	2,110	1,971
Income (loss) from operations	19	(192)	735	749	690
Other income	(7)	(6)	(4)	(2)	(6)
Interest expense, net	43	18	38	22	4
Foreign currency (gain) loss	(20)	11	80	(13)	3
Income (loss) before provision for income taxes	3	(215)	621	742	689
Provision for income taxes	66	10	79	150	137
Net (loss) income	(63)	(225)	542	592	552
Less: Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	(1)	(2)	(1)	—	(1)
Net (loss) income attributable to Capri	$(62)	$(223)	$543	$592	$553

Weighted average ordinary shares outstanding:
Basic	150,453,568	150,714,598	149,765,468	152,283,586	165,986,733
Diluted	150,453,568	150,714,598	151,614,350	155,102,885	168,123,813
Net (loss) income per ordinary share (1):
Basic	$(0.41)	$(1.48)	$3.62	$3.89	$3.33
Diluted	$(0.41)	$(1.48)	$3.58	$3.82	$3.29

(1)Basic net (loss) income per ordinary share is computed by dividing net (loss) income available to ordinary shareholders of Capri by basic weighted average ordinary shares outstanding. Diluted net (loss) income per ordinary share is computed by dividing net (loss) income attributable to ordinary shareholders of Capri by diluted weighted average ordinary shares outstanding.

	Fiscal Years Ended
	March 27, 2021	March 28, 2020	March 30, 2019	March 31, 2018	April 1, 2017
	(data presented in millions, except for share and store data)
Operating Data:
Retail stores, including concessions, end of period	1,257	1,271	1,249	1,011	827

Balance Sheet Data:
Working capital	$(75)	$493	$187	$302	$599
Total assets	$7,481	$7,946	$6,650	$4,059	$2,410
Short-term debt	$123	$167	$630	$200	$133
Long-term debt	$1,219	$2,012	$1,936	$675	$—
Shareholders’ equity of Capri	$2,158	$2,167	$2,429	$2,018	$1,593
Number of ordinary shares issued	219,222,937	217,320,010	216,050,939	210,991,091	209,332,493

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis (“MD&A”) of our Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto included as part of this Annual Report on Form 10-K. Forward-looking statements are prospective in nature and are not based on historical facts, but rather on current expectations and projections of the management of the Company about future events, and are therefore subject to risks and uncertainties which could cause actual results to differ materially from the future results expressed or implied by the forward-looking statements. All statements other than statements of historical facts included herein, may be forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “plans”, “believes”, “expects”, “intends”, “will”, “should”, “could”, “would”, “may”, “anticipates”, “might” or similar words or phrases, are forward-looking statements. These forward-looking statements are not guarantees of future financial performance. Such forward-looking statements involve known and unknown risks and uncertainties that could significantly affect expected results and are based on certain key assumptions, which could cause actual results to differ materially from those projected or implied in any forward-looking statements. These risks, uncertainties and other factors include the impact of the COVID-19 pandemic, levels of cash flow and future availability of credit, compliance with restrictive covenants under the Company’s credit agreement, the Company’s ability to integrate successfully and to achieve anticipated benefits of any acquisition and to successfully execute our growth strategies; the risk of disruptions to the Company’s businesses; risks associated with operating in international markets and our global sourcing activities; the risk of cybersecurity threats and privacy or data security breaches; the negative effects of events on the market price of the Company’s ordinary shares and its operating results; significant transaction costs; unknown liabilities; the risk of litigation and/or regulatory actions related to the Company’s businesses; fluctuations in demand for the Company’s products; levels of indebtedness (including the indebtedness incurred in connection with acquisitions); the timing and scope of future share buybacks, which may be made in open market or privately negotiated transactions, and are subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors, and which share repurchases may be suspended or discontinued at any time, the level of other investing activities and uses of cash; changes in consumer traffic and retail trends; loss of market share and industry competition; fluctuations in the capital markets; fluctuations in interest and exchange rates; the occurrence of unforeseen epidemics and pandemics, disasters or catastrophes; political or economic instability in principal markets; adverse outcomes in litigation; and general, local and global economic, political, business and market conditions, as well as those risks set forth in the Company’s filings with the U.S. Securities and Exchange Commission, including in this Annual Report on Form 10-K, particularly under “Item 1A. Risk Factors”

Overview
Our Business
Capri Holdings Limited is a global fashion luxury group, consisting of iconic brands that are industry leaders in design, style and craftsmanship, led by a world-class management team and renowned designers. Our brands cover the full spectrum of fashion luxury categories, including women’s and men’s accessories, footwear and ready-to-wear, as well as wearable technology, watches, jewelry, eyewear and a full line of fragrance products. Our goal is to continue to extend the global reach of our brands while ensuring that they maintain their independence and exclusive DNA.
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

Our Jimmy Choo brand offers a distinctive, glamorous and fashion-forward product range, enabling it to develop into a leading global luxury accessories brand, whose core product offering is women’s luxury shoes, complemented by accessories, including handbags, small leather goods, scarves and belts, as well as a growing men’s luxury shoes and accessory business. In addition, certain categories, such as fragrances and eyewear, are produced under licensing agreements. Jimmy Choo’s design team is led by Sandra Choi, who has been the Creative Director for the brand since its inception in 1996. Jimmy Choo products are unique, instinctively seductive and chic. The brand offers classic and timeless luxury products, as well as innovative products that are intended to set and lead fashion trends. Jimmy Choo is represented through its global store network, its e-commerce sites, as well as through the most prestigious department and specialty stores worldwide.
Our Michael Kors brand was launched 40 years ago by Michael Kors, whose vision has taken the Company from its beginnings as an American luxury sportswear house to a global accessories, footwear and apparel company with a global distribution network that has presence in over 100 countries through Company-operated retail stores and e-commerce sites, leading department stores, specialty stores and select licensing partners. Michael Kors is a highly recognized luxury fashion brand in the Americas and Europe with growing brand awareness in other international markets. Michael Kors features distinctive designs, materials and craftsmanship with a jet-set aesthetic that combines stylish elegance and a sporty attitude. Michael Kors offers three primary collections: the Michael Kors Collection luxury line, the MICHAEL Michael Kors accessible luxury line and the Michael Kors Mens line. The Michael Kors Collection establishes the aesthetic authority of the entire brand and is carried by many of our retail stores, our e-commerce sites, as well as in the finest luxury department stores in the world. MICHAEL Michael Kors has a strong focus on accessories, in addition to offering footwear and apparel, and addresses the significant demand opportunity in accessible luxury goods. We have also been developing our men’s business in recognition of the significant opportunity afforded by the Michael Kors brand’s established fashion authority and the expanding men’s market. Taken together, our Michael Kors collections target a broad customer base while retaining our premium luxury image.
Certain Factors Affecting Financial Condition and Results of Operations
COVID-19 Pandemic. A novel strain of coronavirus commonly referred to as COVID-19 has spread rapidly across the globe, including throughout all major geographies in which we operate (the Americas, EMEA and Asia), resulting in adverse economic conditions and business disruptions, as well as significant volatility in global financial markets. Governments worldwide have imposed varying degrees of preventative and protective actions, such as temporary travel bans, forced business closures, and stay-at-home orders, all in an effort to reduce the spread of the virus. Such factors, among others, have resulted in a significant decline in retail traffic, tourism and consumer spending on discretionary items. Additionally, during this period of uncertainty, companies across a wide array of industries have implemented various initiatives to reduce operating expenses and preserve cash balances, including work furloughs and reduced pay, which could lower consumers’ disposable income levels or willingness to purchase discretionary items. Further, even after such government restrictions and company initiatives are lifted, consumer behavior, spending levels and/or shopping preferences, such as their willingness to congregate in shopping centers or other populated locations, could be adversely affected.
In connection with the COVID-19 pandemic, we have experienced varying degrees of business disruptions and periods of closures of our stores, distribution centers and corporate facilities, as have our wholesale customers, licensing partners, suppliers and vendors. Retail traffic also continues to be challenging in those regions in which our stores are open. Additionally, our stores in the Americas and in Europe closed mid-March 2020, and although the majority of our stores have since reopened, certain stores remain closed due to local government mandates. Our wholesale business has also been adversely affected, particularly in the Americas and Europe, as a result of department store closures and lower traffic and consumer demand.
In response to the COVID-19 pandemic, during Fiscal 2021 we took a number of preemptive actions to preserve cash and strengthen our liquidity, including:
•for Fiscal 2021, our board of directors annual total cash compensation was reduced;
•temporarily foregoing and reducing executive compensation for Fiscal 2021. In addition, the company reduced overall salaries at various levels throughout the organization;
•reducing our corporate workforce in order to generate additional payroll savings;
•temporarily furloughing or reducing work hours for a significant portion of our retail employees who nevertheless remain eligible for employee benefits during such period;
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
•temporarily suspending our ERP project;
•suspending the remaining $400 million under our current share repurchase program; and
•adding a $230 million 364-day Revolver due June 2021 to bolster cash availability.
The COVID-19 pandemic remains highly volatile and continues to evolve on a daily basis. Accordingly, we cannot predict for how long and to what extent this crisis will impact our business operations or the global economy as a whole. We will continue to assess our operations location-by-location, taking into account the guidance of local governments and global health organizations to determine when our operations can return to normal course of business. See Item 1A — "Risk Factors" — “The COVID-19 pandemic may continue to have a material adverse effect on our business and results of operations.” For additional discussion regarding risks to our business associated with the COVID-19 pandemic.
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
Channel shift and demand for our accessories and related merchandise. Our performance is affected by trends in the luxury goods industry, as well as shifts in demographics and changes in lifestyle preferences. Although overall consumer spending for personal luxury products has increased in recent years, consumer shopping preferences have continued to shift from physical stores to on-line shopping. We currently expect that this trend will continue in the foreseeable future. We continue to adjust our operating strategy to the changing business environment. In addition, last year we announced our Capri Retail Store Optimization Program to close approximately 170 of our retail stores over the next two years, in order to improve the profitability of our retail store fleet. Over this time period, we expect to incur approximately $75 million of one-time costs associated with these store closures. As of March 27, 2021, we have closed a total of 101 stores relating to the plan. We recorded net restructuring charges of $5 million during Fiscal 2021 relating to the plan. See Item 9B - Other Information for additional information. Collectively, we continue to anticipate ongoing savings as a result of the store closures and lower depreciation associated with the impairment charges being recorded.
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
Disruptions in shipping and distribution. Our operations are subject to the impact of shipping disruptions as a result of changes or damage to our distribution infrastructure, as well as due to external factors, including the impacts of COVID-19. Any future disruptions in our shipping and distribution network could have a negative impact on our results of operations. See Item 1A — "Risk Factors" — "We primarily use foreign manufacturing contractors and independent third-party agents to source our finished goods and our business is subject to risks inherent in global sourcing activities, including disruptions or delays in manufacturing or shipments." for additional discussion.

Costs of Manufacturing and Tariffs. Our industry is subject to volatility in costs related to certain raw materials used in the manufacturing of our products. This volatility applies primarily to costs driven by commodity prices, which can increase or decrease dramatically over a short period of time. In addition, our costs may be impacted by sanction tariffs imposed on our products due to changes in trade terms. For example, we have historically received benefits from duty-free imports on certain products from certain countries pursuant to the U.S. Generalized System of Preferences ("GSP") program. The GSP program expired on December 31, 2020. If the GSP program is not renewed or otherwise made retroactive, we could experience significant additional duties and our gross margin could be negatively impacted. Additionally, we are subject to government import regulations, including U.S. Customs and Border Protection ("CBP") withhold release orders. The imposition of taxes, duties and quotas, the withdrawal from or material modification to trade agreements, and/or if CBP detains shipments of our goods pursuant to a withhold release order could have a material adverse effect on our business, results of operations and financial condition. If additional tariffs or trade restrictions are implemented by the U.S. or other countries, the cost of our products could increase which could adversely affect our business. In addition, commodity prices and tariffs may have an impact on our revenues, results of operations and cash flows. We use commercially reasonable efforts to mitigate these effects by sourcing our products as efficiently as possible and diversifying the countries where we produce. In addition, manufacturing labor costs are also subject to degrees of volatility based on local and global economic conditions. We use commercially reasonable efforts to source from localities that suit our manufacturing standards and result in more favorable labor driven costs to our products.
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
Michael Kors
We generate revenue through the sale of Michael Kors products through four primary Michael Kors retail store formats: “Collection” stores, “Lifestyle” stores (including concessions), outlet stores and e-commerce, through which we sell our products, as well as licensed products bearing our name, directly to consumers throughout the Americas, Europe and certain parts of Asia. Our Michael Kors e-commerce business includes e-commerce sites in the U.S., Canada and certain parts of Europe and Asia. We also sell Michael Kors products directly to department stores, primarily located across the Americas and Europe, to specialty stores and travel retail shops in the Americas, Europe and Asia, and to our geographic licensees in certain parts of EMEA, Asia and Brazil. In addition, revenue is generated through product and geographic licensing arrangements, which allow third parties to use the Michael Kors brand name and trademarks in connection with the manufacturing and sale of products, including watches, jewelry, fragrances and eyewear, as well as through geographic licensing arrangements, which allow third parties to use the Michael Kors tradename in connection with the retail and/or wholesale sales of our Michael Kors branded products in specific geographic regions.

Unallocated Expenses
In addition to the reportable segments discussed above, we have certain corporate costs that are not directly attributable to our brands and, therefore, are not allocated to segments. Such costs primarily include certain administrative, corporate occupancy, shared service and information systems expenses, including ERP system implementation costs. In addition, certain other costs are not allocated to segments, including restructuring and other charges (including transaction and transition costs related to our acquisitions), impairment costs and COVID-19 related charges. The segment structure is consistent with how our chief operating decision maker plans and allocates resources, manages the business and assesses performance. The following table presents our total revenue and income (loss) from operations by segment for Fiscal 2021, Fiscal 2020 and Fiscal 2019 (in millions):

		Fiscal Years Ended
		March 27, 2021	March 28, 2020	March 30, 2019
Total revenue:
	Versace	$718	$843	$137
	Jimmy Choo	418	555	590
	Michael Kors	2,924	4,153	4,511
Total revenue		$4,060	$5,551	$5,238

Income (loss) from operations:
	Versace	$21	$(8)	$(11)
	Jimmy Choo	(55)	(13)	20
	Michael Kors	595	850	964
Total segment income from operations		561	829	973
Less:	Corporate expenses	(152)	(152)	(93)
	Impairment of assets	(316)	(708)	(21)
	COVID-19 related charges (1)	(42)	(119)	—
	Restructuring and other charges	(32)	(42)	(124)
Total income (loss) from operations		$19	$(192)	$735

(1)COVID-19 related charges during Fiscal 2021 primarily include net incremental inventory reserves and severance expense of $10 million and $24 million, respectively, recorded within costs of goods sold and selling, general and administrative expenses in the consolidated statements of income and comprehensive (loss) income. COVID-19 related charges during Fiscal 2020, primarily include additional inventory reserves and credit losses of $92 million and $25 million, respectively, recorded within costs of goods sold and selling, general and administrative expenses in the consolidated statements of operations and comprehensive (loss) income.

The following table presents our global network of retail stores and wholesale doors:

	As of
	March 27, 2021	March 28, 2020	March 30, 2019
Number of full price retail stores (including concessions):
Versace	153	157	146
Jimmy Choo	176	179	169
Michael Kors	529	568	587
	858	904	902

Number of outlet stores:
Versace	57	49	42
Jimmy Choo	51	47	39
Michael Kors	291	271	266
	399	367	347

Total number of retail stores	1,257	1,271	1,249

Total number of wholesale doors:
Versace	868	824	1,028
Jimmy Choo	450	554	596
Michael Kors	2,852	2,982	3,202
	4,170	4,360	4,826
The following table presents our retail stores by geographic location:

	As of			As of
	March 27, 2021			March 28, 2020
	Versace	Jimmy Choo	Michael Kors	Versace	Jimmy Choo	Michael Kors
Store count by region:
The Americas	34	44	353	30	45	380
EMEA	57	74	176	60	76	180
Asia	119	109	291	116	105	279
	210	227	820	206	226	839
Key Performance Indicators and Statistics
We use a number of key indicators of operating results to evaluate our performance, including the following (dollars in millions):

	Fiscal Years Ended
	March 27, 2021	March 28, 2020	March 30, 2019
Total revenue	$4,060	$5,551	$5,238
Gross profit as a percent of total revenue	64.0%	58.9%	60.7%
Income (loss) from operations	$19	$(192)	$735
Income (loss) from operations as a percent of total revenue	0.5%	(3.5)%	14.0%

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
Revenue Recognition
Revenue is recognized when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for goods or services. We recognize retail store revenue when control of the product is transferred at the point of sale at our owned stores, including concessions. Revenue from sales through our e-commerce sites is recognized at the time of delivery to the customer, reduced by an estimate of returns. Wholesale revenue is recognized net of estimates for sales returns, discounts, markdowns and allowances, after merchandise is shipped and control of the underlying product is transferred to our wholesale customers. To arrive at net sales for retail, gross sales are reduced by actual customer returns, as well as by a provision for estimated future customer returns, which is based on management’s review of historical and current customer returns. The amounts reserved for retail sales returns were $20 million, $12 million and $15 million at March 27, 2021, March 28, 2020 and March 30, 2019, respectively. Net sales for wholesale equals gross sales, reduced by provisions for estimated future returns based on current expectations, as well as trade discounts, markdowns, allowances, operational chargebacks, and certain cooperative selling expenses. Total sales reserves for wholesale were $78 million, $154 million and $112 million at March 27, 2021, March 28, 2020 and March 30, 2019, respectively. These estimates are based on such factors as historical trends, actual and forecasted performance and market conditions, which are reviewed by management on a quarterly basis. Our historical estimates of these costs were not materially different from actual results.
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
The combined total of raw materials and work in process inventory recorded on the our consolidated balance sheets as of March 27, 2021 and March 28, 2020 were $28 million and $27 million, respectively. The net realizable value of our inventory as of March 27, 2021 includes the adverse impacts related to the COVID-19 pandemic. This includes the impact from temporary retail store closures, wholesale customer store closures, reductions in retail store traffic, international tourism and consumer consumption.
Long-lived Assets
We evaluate all long-lived assets, including operating lease right-of-use assets, property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. For the purposes of impairment testing, we group long-lived assets at the lowest level of identifiable cash flow. Our leasehold improvements are typically amortized over the life of the store lease, including reasonably assured renewals and our shop-in-shops are amortized over a useful life of three or four years. Our impairment testing is based on our best estimate of the future operating cash flows. If the sum of our estimated undiscounted future cash flows associated with the asset is less than the asset’s carrying value, we would recognize an impairment charge, which is measured as the amount by which the carrying value exceeds the fair value of the asset. The fair values determined by management require significant judgment and include certain assumptions regarding future sales and expense growth rates, discount rates and estimates of real estate market fair values. As such, these estimates may differ from actual results and are affected by future market and economic conditions.
During Fiscal 2021, Fiscal 2020 and Fiscal 2019, we recorded impairment charges of $158 million, $357 million and $21 million, respectively, which were primarily related to operating lease right-of-use assets and fixed assets of our retail store locations. Please refer to Note 8 and Note 14 of the accompanying consolidated audited financial statements for additional information.
Goodwill and Other Indefinite-lived Intangible Assets
We record intangible assets based on their fair value on the date of acquisition. Goodwill is recorded as the difference between the fair value of the purchase consideration and the fair value of the net identifiable tangible and intangible assets acquired. The brand intangible assets recorded in connection with the acquisitions of Versace and Jimmy Choo were determined to be indefinite-lived intangible assets, which are not subject to amortization. We perform an impairment assessment of goodwill, as well as the Versace brand and Jimmy Choo brand intangible assets on an annual basis, or whenever impairment indicators exist. In the absence of any impairment indicators, goodwill, the Versace brand and the Jimmy Choo brand are assessed for impairment during the fourth quarter of each fiscal year. Judgments regarding the existence of impairment indicators are based on market conditions and operational performance of the business.
We may assess our goodwill and our brand indefinite-lived intangible assets for impairment initially using a qualitative approach to determine whether it is more likely than not that the fair value of these assets is greater than their carrying value. When performing a qualitative test, we assess various factors including industry and market conditions, macroeconomic conditions and performance of our businesses. If the results of the qualitative assessment indicate that it is more likely than not that our goodwill and other indefinite-lived intangible assets are impaired, a quantitative impairment analysis is performed to determine if impairment is required. We may also elect to perform a quantitative analysis of goodwill and our indefinite-lived intangible assets initially rather than using a qualitative approach.
The impairment testing for goodwill is performed at the reporting unit level. We use industry accepted valuation models and set criteria that are reviewed and approved by various levels of management and, in certain instances, we engage independent third-party valuation specialists for advice. To determine the fair value of a reporting unit, we use a combination of the income and market approaches, when applicable. We believe the blended use of both models, when applicable, compensates for the inherent risk associated with either model if used on a stand-alone basis, and this combination is indicative of the factors a market participant would consider when performing a similar valuation. If the fair value of a reporting unit exceeds the related carrying value, the reporting unit’s goodwill is considered not to be impaired and no further testing is performed. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recorded for the difference. These valuations are affected by certain estimates, including future revenue growth rates, future operating expense growth rates, gross margins and discount rates. Future events could cause us to conclude that impairment indicators exist, and goodwill may be impaired.
When performing a quantitative impairment assessment of our brand intangible assets, the fair value of the Versace and the Jimmy Choo brands is estimated using a discounted cash flow analysis based on the "relief from royalty" method, assuming that a third party would be willing to pay a royalty in lieu of ownership for this intangible asset. This approach is dependent on many factors, including estimates of future revenue growth rates, royalty rates and discount rates. Actual future results may differ from these estimates. An impairment loss is recognized when the estimated fair value of the brand intangible assets is less than its carrying amount.
During the fourth quarter of Fiscal 2021, we performed our annual goodwill and indefinite-lived intangible assets impairment analysis for each brand. Based on qualitative impairment assessment of the Michael Kors reporting units, we concluded that it is more likely than not that the fair value of the Michael Kors reporting units exceeded its carrying value and, therefore, was not impaired. We elected to perform quantitative impairment analyses for both the Versace and Jimmy Choo reporting units, using a combination of income and market approaches to estimate the fair values of each brand's reporting units. We also elected to perform an impairment analysis for both the Versace and Jimmy Choo brand intangible assets using an income approach to estimate the fair values. Based on the results of these assessments, we determined there was no impairment loss for the Jimmy Choo retail reporting unit as its fair value is approximately 3% higher than the carrying value, which has a goodwill balance of $221 million. We also concluded that the fair values of the Versace reporting units and the brand intangible assets exceeded the related carrying amounts and no impairment was required. The fair value of the Versace retail reporting unit, Versace wholesale reporting unit and Versace licensing reporting unit are at least 20% higher than their respective carrying values. The fair value of the Versace retail brand and Versace wholesale brand are more than 10% higher than their respective carrying values.
However, we concluded that the fair values of the Jimmy Choo wholesale and Jimmy Choo licensing reporting units, along with the Jimmy Choo brand intangible assets, did not exceed their related carrying amounts. These impairment charges were primarily related to higher discount rates in the current year driven by a change in market factors as well as a shift in expected revenue and earnings mix to the retail segment.
Accordingly, we recorded a goodwill impairment charge of $94 million related to the Jimmy Choo wholesale and Jimmy Choo licensing reporting units and $69 million impairment charge related to the Jimmy Choo brand intangible assets during Fiscal 2021. We recorded a goodwill impairment charge of $171 million related to the Jimmy Choo retail and Jimmy Choo licensing reporting units and $180 million impairment charge related to the Jimmy Choo brand intangible assets during Fiscal 2020. The impairment charges were recorded within impairment of assets on our consolidated statement of operations and comprehensive (loss) income for the fiscal years ended March 27, 2021 and March 28, 2020. We did not incur any impairment charges in Fiscal 2019. See Note 9 to the accompanying audited financial statements for information relating to the annual impairment analysis performed during the fourth quarters of Fiscal 2021, Fiscal 2020 and Fiscal 2019.
It is possible that our conclusions regarding impairment or recoverability of goodwill or other indefinite intangible assets could change in future periods if, for example, (i) our businesses do not perform as projected, (ii) overall economic conditions in future years vary from current assumptions, (iii) business conditions or strategies change from our current assumptions, (iv) discount rates change, (v) market multiples change or (vi) the identification of our reporting units change, among other factors. Such changes could result in a future impairment charge of goodwill or other indefinite intangible assets.
Share-based Compensation
We grant share-based awards to certain of our employees and directors. The grant date fair value of share options is calculated using the Black-Scholes option pricing model, which requires us to use subjective assumptions. The closing market price at the grant date is used to determine the grant date fair value of restricted stock units (“RSUs”) and performance-based RSUs. These values are recognized as expense over the requisite service period, net of estimated forfeitures, based on expected attainment of pre-established performance goals for performance grants, or the passage of time for those grants which have only time-based vesting requirements. Compensation expense for performance-based RSUs is recognized over the employees' requisite service period when attainment of the performance goals is deemed probable, which involves judgment as to achievement of certain performance metrics.
We use our own historical experience in determining the expected holding period and volatility of our time-based share option awards. Determining the grant date fair value of share-based awards requires considerable judgment, including estimating expected volatility, expected term, risk-free rate and forfeitures. If factors change and we employ different assumptions, the fair value of future awards and resulting share-based compensation expense may differ significantly from what we have estimated in the past.
Derivative Financial Instruments
Forward Foreign Currency Exchange Contracts
We use forward currency exchange contracts to manage our exposure to fluctuations in foreign currency for certain of our transactions. We are exposed to risks on certain purchase commitments to foreign suppliers based on the value of our purchasing subsidiaries’ local currency relative to the currency requirement of the supplier on the date of the commitment. As such, we enter into forward currency contracts that generally mature in 12 months or less, which is consistent with the related purchase commitments. We designate certain contracts related to the purchase of inventory that qualify for hedge accounting as cash flow hedges. All of our derivative instruments are recorded in our consolidated balance sheets at fair value on a gross basis, regardless of their hedge designation. The effective portion of changes in the fair value for contracts designated as cash flow hedges is recorded in equity as a component of accumulated other comprehensive income (loss) until the hedged item effects earnings. When the inventory related to forecasted inventory purchases that are being hedged is sold to a third party, the gains or losses deferred in accumulated other comprehensive income (loss) are recognized within cost of goods sold. We use regression analysis to assess effectiveness of derivative instruments that are designated as hedges, which compares the change in the fair value of the derivative instrument to the change in the related hedged item. Effectiveness is assessed on a quarterly basis and any portion of the designated hedge contracts deemed ineffective is recorded to foreign currency (gain) loss. If the hedge is no longer expected to be highly effective in the future, future changes in the fair value are recognized in earnings. For those contracts that are not designated as hedges, changes in the fair value are recorded in foreign currency (gain) loss in our consolidated statements of operations and comprehensive (loss) income.
Net Investment Hedges
We also use fixed-to-fixed cross currency swap agreements to hedge our net investments in foreign operations against future volatility in the exchange rates between its U.S. Dollars and these foreign currencies. We have elected the spot method of designating these contracts under ASU 2017-12, as defined in Note 2 to the accompanying consolidated financial statements, and have designated these contracts as net investment hedges. The net gain or loss on net investment hedges is reported within foreign currency translation gains and losses (“CTA”), as a component of accumulated other comprehensive income (loss) on our consolidated balance sheets. Interest accruals and coupon payments are recognized directly in interest expense in our consolidated statements of operations and comprehensive (loss) income. Upon discontinuation of a hedge, all previously recognized amounts remain in CTA until the net investment is sold, diluted or liquidated.
We are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. In order to mitigate counterparty credit risk, we only enter into contracts with carefully selected financial institutions based upon their credit ratings and certain other financial factors, adhering to established limits for credit exposure.
During the fourth quarter of Fiscal 2020, we terminated all of our net investment hedges related to our Euro-denominated subsidiaries. The early termination of these hedges resulted in the receipt of $296 million in cash during the fourth quarter of Fiscal 2020. During Fiscal 2021, the Company resumed its normal hedging program and entered into multiple fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $3 billion to hedge its net investment in Euro-denominated subsidiaries.
Interest Rate Swap Agreements
We also use interest rate swap agreements to hedge the variability of our cash flows resulting from floating interest rates on our borrowings. When an interest rate swap agreement qualifies for hedge accounting as a cash flow hedge, the changes in the fair value are recorded within equity as a component of accumulated other comprehensive income (loss) and are reclassified into interest expense in the same period during which the hedged transactions affect earnings.
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
In response to the COVID-19 pandemic, local governments enacted, or are in the process of enacting, measures to provide aid and economic stimulus to companies. On March 27, 2020, the United States government enacted the Coronavirus

Aid, Relief, and Economic Security Act (the “CARES Act”), which includes various tax provisions aimed at providing economic relief. We realized a slight favorable cash flow impact in Fiscal 2021 as a result of the deferral of income tax payments under the CARES Act and other local government relief initiatives. We also considered the significant adverse impact of COVID-19 on our business in assessing the realizability of our deferred tax assets. Based on this assessment, we determined that valuation allowances of approximately $65 million were needed against a portion of our non-US deferred tax assets in Fiscal 2020 and increased to $95 million in Fiscal 2021. We will continue to monitor the impacts of COVID-19 on our ability to realize our deferred tax assets and on the tax provision. Another provision of the CARES Act applicable to us is the modification to allow for a five-year carryback of net operating losses. We recognized a $13 million benefit from the net operating loss (“NOL”) carryback claim in Fiscal 2021. This reflects our provisional estimate and is subject to adjustment as estimation approaches are refined.
New Accounting Pronouncements
Please refer to Note 2 to the accompanying consolidated financial statements for detailed information relating to recently adopted and recently issued accounting pronouncements and the associated impacts.

Results of Operations
A discussion regarding our results of operations for Fiscal 2021 compared to Fiscal 2020 is presented below. A discussion regarding our results of operations for Fiscal 2020 compared to Fiscal 2019 can be found under Item 7 in our Annual Report on Form 10-K for the year ended March 28, 2020, filed with the SEC on July 8, 2020, which is available on the SEC’s website at www.sec.gov and our investor website at www.capriholdings.com.
Comparison of Fiscal 2021 with Fiscal 2020
The following table details the results of our operations for Fiscal 2021 and Fiscal 2020 and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Fiscal Years Ended		$ Change	% Change	% of Total Revenue for Fiscal 2021	% of Total Revenue for Fiscal 2020
	March 27, 2021	March 28, 2020
Statements of Operations Data:
Total revenue	$4,060	$5,551	$(1,491)	(26.9)%
Cost of goods sold	1,463	2,280	(817)	(35.8)%	36.0%	41.1%
Gross profit	2,597	3,271	(674)	(20.6)%	64.0%	58.9%
Selling, general and administrative expenses	2,018	2,464	(446)	(18.1)%	49.7%	44.4%
Depreciation and amortization	212	249	(37)	(14.9)%	5.2%	4.5%
Impairment of assets	316	708	(392)	(55.4)%	7.8%	12.8%
Restructuring and other charges	32	42	(10)	(23.8)%	0.8%	0.8%
Total operating expenses	2,578	3,463	(885)	(25.6)%	63.5%	62.4%
Income (loss) from operations	19	(192)	211	NM	0.5%	(3.5)%
Other income, net	(7)	(6)	(1)	(16.7)%	(0.2)%	(0.1)%
Interest expense, net	43	18	25	NM	1.1%	0.3%
Foreign currency (gain) loss	(20)	11	(31)	NM	(0.5)%	0.2%
Income (loss) before provision for income taxes	3	(215)	218	NM	0.1%	(3.9)%
Provision for income taxes	66	10	56	NM	1.6%	0.2%
Net loss	(63)	(225)	162	(72.0)%
Less: Net loss attributable to noncontrolling interests	(1)	(2)	1	NM
Net loss attributable to Capri	$(62)	$(223)	$161	(72.2)%

NM Not meaningful
Total Revenue
Total revenue decreased $1.491 billion, or 26.9%, to $4.060 billion for Fiscal 2021, compared to $5.551 billion for Fiscal 2020, which included net favorable foreign currency effects of $107 million primarily related to the strengthening of the Euro, the Chinese Renminbi and the British Pound against the U.S. Dollar in Fiscal 2021, as compared to Fiscal 2020. On a constant currency basis, our total revenue decreased $1.598 billion, or 28.8%. The decrease is attributable to lower revenues across all three brands, as compared to the prior year, reflecting the adverse impact of COVID-19.
Gross Profit
Gross profit decreased $674 million, or 20.6%, to $2.597 billion during Fiscal 2021, compared to $3.271 billion for Fiscal 2020, which included net favorable foreign currency effects of $64 million. Gross profit as a percentage of total revenue increased 510 basis points to 64.0% during Fiscal 2021, compared to 58.9% during Fiscal 2020. The increase in gross profit margin was primarily attributable to a higher gross profit margin for Michael Kors driven by a higher average unit price and favorable channel mix during Fiscal 2021, as compared to Fiscal 2020.

Total Operating Expenses
Total operating expenses decreased $885 million, or 25.6%, to $2.578 billion during Fiscal 2021, compared to $3.463 billion for Fiscal 2020. Our operating expenses included a net unfavorable foreign currency impact of approximately $108 million. Total operating expenses as a percentage of total revenue increased to 63.5% in Fiscal 2021, compared to 62.4% in Fiscal 2020. The components that comprise total operating expenses are detailed below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $446 million, or 18.1%, to $2.018 billion during Fiscal 2021, compared to $2.464 billion for Fiscal 2020, primarily due to lower variable costs, as well as decreases from our cost reduction initiatives as a result of COVID-19.
Selling, general and administrative expenses as a percentage of total revenue increased to 49.7% during Fiscal 2021, compared to 44.4% for Fiscal 2020, primarily due to deleverage on lower revenue and increased e-commerce related costs as a percentage of total revenue.
Corporate unallocated expenses, which are included within selling, general and administrative expenses discussed above, but are not directly attributable to a reportable segment, were $152 million in Fiscal 2021 and Fiscal 2020.
Depreciation and Amortization
Depreciation and amortization decreased $37 million, or 14.9%, to $212 million during Fiscal 2021, compared to $249 million for Fiscal 2020. The decrease in depreciation and amortization expense was primarily attributable to lower depreciation due to previously recorded property and equipment impairment charges. Depreciation and amortization increased to 5.2% as a percentage of total revenue during Fiscal 2021, compared to 4.5% for Fiscal 2020 primarily due to lower revenues during Fiscal 2021 due to COVID-19.
Impairment of Assets
During Fiscal 2021, we recognized asset impairment charges of $316 million. The decrease was primarily related to lower impairment of operating lease right-of-use assets, as well as lower impairment of Jimmy Choo goodwill and its brand intangible assets. During Fiscal 2020, we recognized asset impairment charges of approximately $708 million, which were primarily related to the impairment of operating right-of-use assets, as well as the impairment of Jimmy Choo goodwill and its brand intangible assets as part of our annual assessments (see Note 14 to the accompanying consolidated financial statements for additional information).
Restructuring and Other Charges
During Fiscal 2021, we recognized restructuring and other charges of $32 million, which included other costs of $27 million, primarily related to equity awards associated with the acquisition of Versace and closures of corporate locations during Fiscal 2021 and $5 million related to our Capri Retail Store Optimization Program.
During Fiscal 2020, we recognized restructuring and other charges of $42 million, which included restructuring charges of $8 million, primarily related to our Michael Kors Retail Fleet Optimization Plan and other costs of $34 million. The other costs recorded during Fiscal 2020 primarily related to equity awards associated with the acquisition of Versace and Jimmy Choo (see Note 11 to the accompanying consolidated financial statements for additional information).
Income (Loss) from Operations
As a result of the foregoing, income (loss) from operations increased $211 million to income from operations of $19 million during Fiscal 2021, compared to a loss from operations of $192 million for Fiscal 2020. Income (loss) from operations as a percentage of total revenue increased to 0.5% in Fiscal 2021, compared to (3.5)% in Fiscal 2020. See Note 20 to the accompanying consolidated financial statements for a reconciliation of our segment operating income to total operating income.

Interest expense, net
Interest expense, net increased $25 million, to $43 million for Fiscal 2021 as compared to $18 million for Fiscal 2020, primarily due to a decrease of interest income attributable to lower average interest rates and lower average notional amount outstanding on our net investment hedges in the current year. The decrease in interest income was largely offset by a decrease in interest expense attributable to lower average borrowings outstanding in the current year and the addition of an interest rate swap in the current year which converts the one-month Adjusted LIBOR interest rate on these borrowings to a fixed interest rate of 0.237% through December 2022 (see Note 12 and Note 15 to the accompanying consolidated financial statements for additional information).
Foreign Currency (Gain) Loss
We recognized a net foreign currency gain of $20 million during Fiscal 2021, primarily attributable to the remeasurement of U.S. dollar-denominated intercompany payables with certain of our subsidiaries.
We recognized a net foreign currency loss of $11 million during Fiscal 2020, primarily attributable to the revaluation and settlement of certain of our accounts payable in currencies other than their functional currency, as well as the remeasurement of dollar-denominated intercompany loans with certain of our subsidiaries.
Provision for Income Taxes
We recognized $66 million of income tax expense on pre-tax income of $3 million during Fiscal 2021, compared with $10 million of income tax expense on a pre-tax loss of $215 million for Fiscal 2020. Our effective tax rate for Fiscal 2021 was significantly higher than our effective tax rate in Fiscal 2020, and not a meaningful or comparable metric, primarily due to the relationship between our income tax expense and minimal pre-tax income in the current year. The Fiscal 2021 income tax expense was higher than Fiscal 2020 primarily due to tax effects of changes in our geographic mix of earnings, a lower favorable effect of our global financing activities during Fiscal 2021 compared to Fiscal 2020, increases in uncertain tax positions during Fiscal 2021 as well as the impact of the United Kingdom’s increase in the enacted corporate income tax rate during Fiscal 2021. The increase was partially offset by reduced effects of valuation allowances established on a portion of our non-US deferred tax assets, a release of a valuation allowance on a portion of our deferred tax assets, and a lower unfavorable impact of non-tax deductible goodwill impairment during Fiscal 2021, compared to Fiscal 2020. The variance between Fiscal 2021 and Fiscal 2020 effective income tax rates is substantially affected by the material change in our pre-tax (loss) income. As a result, the effect that discrete tax amounts have on the effective income tax rate during the year is not comparable. See Note 18 to the accompanying consolidated financial statements for additional information.
The global financing activities are related to our previously disclosed 2014 move of our principal executive office from Hong Kong to the U.K. and decision to become a U.K. tax resident. In connection with this decision, we funded our international growth strategy through intercompany debt financing arrangements between certain of our U.S., U.K. and Switzerland subsidiaries in December 2015. Accordingly, due to the difference in the statutory income tax rates between these jurisdictions, we realized a lower effective tax rate on consolidated pre-tax income.
Our effective tax rate may fluctuate from time to time due to the effects of changes in U.S. state and local taxes and tax rates in foreign jurisdictions. In addition, factors such as the geographic mix of earnings, enacted tax legislation and the results of various global tax strategies, may also impact our effective tax rate in future periods.
Net Loss Attributable to Capri
As a result of the foregoing, our net loss attributable to Capri decreased $161 million, or 72.2%, to a net loss of $62 million during Fiscal 2021, compared to net loss of $223 million for Fiscal 2020.

Segment Information
Versace

	Fiscal Years Ended			% Change
	March 27, 2021	March 28, 2020	$ Change	As Reported	Constant Currency
Revenues	$718	$843	$(125)	(14.8)%	(19.8)%
Income (loss) from operations	21	(8)	29	NM
Operating margin	2.9%	(0.9)%

NM Not meaningful
Revenues
Versace revenues decreased $125 million to $718 million for Fiscal 2021, compared to $843 million for Fiscal 2020, which included favorable foreign currency effects of $42 million. On a constant currency basis, revenue decreased $167 million, or 19.8%, primarily reflecting the adverse impacts related to COVID-19.
Income (loss) from Operations
During Fiscal 2021, Versace recorded income from operations of $21 million compared to a loss from operations of $8 million for Fiscal 2020. Operating margin increased from (0.9)% for Fiscal 2020 to 2.9% for Fiscal 2021, primarily due to a favorable channel mix, partially offset by a decline in revenue as a result of COVID-19.
Jimmy Choo

	Fiscal Years Ended			% Change
	March 27, 2021	March 28, 2020	$ Change	As Reported	Constant Currency
Revenues	$418	$555	$(137)	(24.7)%	(26.8)%
Loss from operations	(55)	(13)	(42)	NM
Operating margin	(13.2)%	(2.3)%

NM Not meaningful
Revenues
Jimmy Choo revenues decreased $137 million, or 24.7% to $418 million for Fiscal 2021, compared to $555 million for Fiscal 2020, which included favorable foreign currency effects of $12 million. On a constant currency basis, revenue decreased $149 million, or 26.8%, primarily reflecting adverse impacts related to COVID-19.
Loss from Operations
During Fiscal 2021, Jimmy Choo recorded a loss from operations of $55 million compared to $13 million for Fiscal 2020. Operating margin declined from (2.3)% for Fiscal 2020 to (13.2)% for Fiscal 2021, primarily reflecting adverse impacts related to COVID-19.

Michael Kors

	Fiscal Years Ended			% Change
	March 27, 2021	March 28, 2020	$ Change	As Reported	Constant Currency
Revenues	$2,924	$4,153	$(1,229)	(29.6)%	(30.9)%
Income from operations	595	850	(255)	(30.0)%
Operating margin	20.3%	20.5%
Revenues
Michael Kors revenues decreased $1.229 billion, or 29.6%, to $2.924 billion for Fiscal 2021, compared to $4.153 billion for Fiscal 2020, which included favorable foreign currency effects of $53 million. On a constant currency basis, revenue decreased $1.282 billion, or 30.9%, primarily reflecting adverse impacts related to COVID-19.
Income from Operations
During Fiscal 2021, Michael Kors recorded income from operations of $595 million compared to $850 million for Fiscal 2020. Operating margin declined from 20.5% for Fiscal 2020 to 20.3% for Fiscal 2021, primarily due to a decline in revenue related to COVID-19, partially offset by higher gross profit margins related to a higher average unit price and favorable channel mix, as well as our cost reduction initiatives as a result of COVID-19.

Liquidity and Capital Resources
Our primary sources of liquidity are the cash flows generated from our operations, along with borrowings available under our credit facilities (see below discussion regarding “Revolving Credit Facilities”) and available cash and cash equivalents. Our primary use of this liquidity is to fund the ongoing cash requirements, including our working capital needs and capital investments in our business, debt repayments, acquisitions, returns of capital, including share repurchases and other corporate activities. We believe that the cash generated from our operations, together with borrowings available under our revolving credit facilities and available cash and cash equivalents, will be sufficient to meet our working capital needs for the next 12 months and beyond, including investments made and expenses incurred in connection with our store growth plans, shop-in-shop growth, investments in corporate and distribution facilities, continued systems development, e-commerce and marketing initiatives. We spent $111 million on capital expenditures during Fiscal 2021, and expect to spend approximately $200 million during Fiscal 2022. This anticipated increase reflects continued expenditures related to our retail operations (including e-commerce), ERP system implementation and our corporate offices. The majority of the Fiscal 2021 expenditures related to our retail operations (including e-commerce) and our corporate offices.
The following table sets forth key indicators of our liquidity and capital resources (in millions):

	As of
	March 27, 2021	March 28, 2020
Balance Sheet Data:
Cash and cash equivalents	$232	$592
Working capital	$(75)	$493
Total assets	$7,481	$7,946
Short-term debt	$123	$167
Long-term debt	$1,219	$2,012

	Fiscal Years Ended
	March 27, 2021	March 28, 2020	March 30, 2019
Cash flows provided by (used in):
Operating activities	$624	$859	$694
Investing activities	(124)	62	(2,125)
Financing activities	(870)	(497)	1,451
Effect of exchange rate changes	12	(4)	(11)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(358)	$420	$9

Cash Provided by Operating Activities
Cash provided by operating activities decreased $235 million to $624 million during Fiscal 2021, as compared to $859 million for Fiscal 2020, which was due to a decrease in our net income after non-cash adjustments, primarily driven by a decrease in impairments and a decrease in net loss, partially offset by increases related to changes in our working capital, primarily attributable to fluctuations in the timing of payments and receipts due to the impact of COVID-19.
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
Cash (Used in) Provided by Investing Activities
Net cash used in investing activities was $124 million during Fiscal 2021, as compared to net cash provided by investing activities of $62 million during Fiscal 2020. The $186 million increase in cash used in investing activities was primarily attributable to a $298 million settlement of net investment hedges during Fiscal 2020, partially offset by a $112 million decrease in capital expenditures compared to prior year.

Net cash provided by investing activities was $62 million during Fiscal 2020, as compared to net cash used in investing activities of $2.125 billion during Fiscal 2019. The $2.187 billion increase in cash from investing activities was primarily attributable to $1.862 billion of cash paid, net of cash acquired, in connection with our Fiscal 2019 acquisition of the Versace business. The increase in cash from investing activities was also due to a $77 million realized loss related to an undesignated derivative contract during Fiscal 2019 associated with the Versace acquisition and the settlement of net investment hedges of $298 million during Fiscal 2020, partly offset by higher capital expenditures of $42 million, due to higher spending related to the ERP system implementation and expenditures related to corporate infrastructure.
Cash (Used in) Provided by Financing Activities
Net cash used in financing activities was $870 million during Fiscal 2021, as compared to $497 million during Fiscal 2020. The increase in cash used by financing activities of $373 million was primarily due to an increase in net debt repayments of $474 million, partially offset by a decrease of $101 million in cash payments to repurchase our ordinary shares during Fiscal 2021.
Net cash used in financing activities was $497 million during Fiscal 2020, as compared to net cash provided by financing activities of $1.451 billion during Fiscal 2020. The increase in cash used by financing activities of $1.948 billion was due to decreased debt borrowings of $2.038 billion, net of debt repayments, primarily attributable to higher term loan borrowings to finance the acquisition of Versace during Fiscal 2019, partially offset by a decrease of $105 million in cash payments to repurchase our ordinary shares during Fiscal 2020.

Debt Facilities
The following table presents a summary of the Company’s borrowing capacity and amounts outstanding as of March 27, 2021 and March 28, 2020 (dollars in millions):

	Fiscal Years Ended
	March 27, 2021	March 28, 2020
Senior Secured Revolving Credit Facility:
Revolving Credit Facility (excluding up to a $500 million accordion feature) (1)
Total Availability	$1,000	$1,000
Borrowings outstanding (2)	—	681
Letter of credit outstanding	27	18
Remaining availability	$973	$301

Term Loan Facility ($1.6 billion)
Borrowings Outstanding, net of debt issuance costs (2)	$865	$1,010
Remaining availability	$—	$—

364 Credit Facility ($230 million)
Total availability	$230	$—
Remaining availability	$230	$—

Senior Notes due 2024
Borrowings Outstanding, net of debt issuance costs and discount amortization (2)	$447	$446

Other Borrowings (3)	$21	$3

Hong Kong Uncommitted Credit Facility:
Total availability (100 million Hong Kong Dollars)	$13	$14
Borrowings outstanding	—	—
Bank guarantees outstanding (3 million and 4 million Hong Kong Dollars)	—	1
Remaining availability (97 million and 96 million Hong Kong Dollars)	$13	$13

China Uncommitted Credit Facility:
Borrowings outstanding	$—	$—
Remaining availability (100 million Chinese Yuan)	$15	$14

Japan Credit Facility:
Total availability (1.0 billion Japanese Yen)	$9	$9
Borrowings outstanding (1.0 billion and 0.0 billion Japanese Yen) (4)	9	—
Remaining availability (0.0 billion and 1.0 billion Japanese Yen)	$—	$9

Versace Uncommitted Credit Facility:
Total availability (57 million and 52 million Euro)	67	$58
Borrowings outstanding (0 million and 35 million Euro) (4)	—	39
Remaining availability (57 million and 17 million Euro)	$67	$19

Total borrowings outstanding (1)	$1,342	$2,179
Total remaining availability	$1,298	$356

(1)The financial covenant in our 2018 Credit Facility requiring us to maintain a ratio of the sum of total indebtedness plus the capitalized amount of all operating lease obligations for the last four fiscal quarters to Consolidated EBITDAR of no greater than 3.75 to 1 has been waived through the fiscal quarter ending June 26, 2021. We terminated the waiver period effective May 26, 2021. Effective as of that date, the applicable ratio will be calculated net of our unrestricted cash and cash equivalents to the extent in excess of $100 million and shall exclude up to $150 million of supply chain financings, and the maximum permitted net leverage ratio will be 4.00 to 1.0. As of March 27, 2021 and March 28, 2020, we were in compliance with all covenants related to our agreements then in effect governing our debt.
(2)Recorded as long-term debt in our consolidated balance sheets as of March 27, 2021 and March 28, 2020, except for the current portion of $97 million and $128 million, respectively, outstanding under the 2018 Term Loan Facility, which was recorded within short-term debt at March 27, 2021 and March 28, 2020.
(3)The balance as of March 27, 2021 consists of $17 million related to our supplier finance program recorded within short-term debt in our consolidated balance sheets and $4 million of other loans recorded as long-term debt in our consolidated balance sheets. The balance as of March 28, 2020 consists of $3 million of other loans recorded as long-term debt in our consolidated balance sheets.
(4)Recorded as short-term debt in our consolidated balance sheets as of March 27, 2021 and March 28, 2020.
We believe that our 2018 Credit Facility is adequately diversified with no undue concentration in any one financial institution. As of March 27, 2021, there were 29 financial institutions participating in the facility, with none maintaining a maximum commitment percentage in excess of 10%. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the 2018 Credit Facility.
See Note 12 and Note 22 in the accompanying consolidated financial statements for detailed information relating to our credit facilities and debt obligations.
Share Repurchase Program
The following table presents our treasury share repurchases during the fiscal years ended March 27, 2021 and March 28, 2020 (dollars in millions):

	Fiscal Years Ended
	March 27, 2021	March 28, 2020
Cost of shares repurchased under share repurchase program	$—	$100
Fair value of shares withheld to cover tax obligations for vested restricted share awards	1	2
Total cost of treasury shares repurchased	$1	$102

Shares repurchased under share repurchase program	—	2,711,807
Shares withheld to cover tax withholding obligations	48,528	63,958
	48,528	2,775,765
During the first quarter of Fiscal 2021, the Company suspended its $500 million share-repurchase program in response to the continued impact of the COVID-19 pandemic. See Note 12 in the accompanying financial statements for additional information.
As of March 27, 2021, the remaining availability under our share repurchase program was $400 million. Under this program, share repurchases may be made in open market or privately negotiated transactions, subject to market conditions, applicable legal requirements, trading restrictions under our insider trading policy and other relevant factors. This program may be suspended or discontinued at any time.
See Note 16 and Note 22 to the accompanying consolidated financial statements for additional information.

Contractual Obligations and Commercial Commitments
As of March 27, 2021, our contractual obligations and commercial commitments were as follows (in millions):

Fiscal Years	Fiscal 2022	Fiscal 2023-2024	Fiscal 2025-2026	Fiscal 2027 and thereafter	Total
Operating leases	$502	$807	$512	$493	$2,314
Interest, net	9	23	3	—	35
Inventory purchase obligations	688	—	—	—	688
Other commitments	59	11	—	—	70
Short-term debt	123	—	—	—	123
Long-term debt	—	194	1,033	—	1,227
Total	$1,381	$1,035	$1,548	$493	$4,457
Operating lease obligations represent equipment leases and the minimum lease rental payments due under non-cancelable operating leases for our real estate locations globally. In addition to the above amounts, we are typically required to pay real estate taxes, contingent rent based on sales volume and other occupancy costs relating to leased properties for our retail stores.
Interest, net represents the estimated net interest expense associated with our term loan based on the current interest rate and interest from our interest rate swap. It also includes the estimated net interest income from our net investment hedges.
Inventory purchase obligations represent contractual obligations for future purchases of inventory.
Other commitments include non-cancelable contractual obligations related to marketing and advertising agreements, information technology agreements and supply agreements.
Excluded from the above commitments is $107 million of long-term liabilities related to net uncertain tax positions, due to the uncertainty of the timing and nature of resolution.
The above table also excludes current liabilities (other than short-term debt and short-term operating lease liabilities) recorded as of March 27, 2021, as these items will be paid within one year, and non-current liabilities that have no cash outflows associated with them (e.g., deferred taxes).

Off-Balance Sheet Arrangements
We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. In addition to the commitments in the above table, our off-balance sheet commitments relating to our outstanding letters of credit were $33 million at March 27, 2021, including $6 million in letters of credit issued outside of the 2018 Credit Facility. In addition, as of March 27, 2021, bank guarantees of approximately $35 million were supported by our various credit facilities. We do not have any other off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Foreign Currency Exchange Risk
Forward Foreign Currency Exchange Contracts
We are exposed to risks on certain purchase commitments to foreign suppliers based on the value of our purchasing subsidiaries’ local currency relative to the currency requirement of the supplier on the date of the commitment. As such, we enter into forward currency exchange contracts that generally mature in 12 months or less and are consistent with the related purchase commitments, to manage our exposure to the changes in the value of the Euro and the Canadian Dollar. These contracts are recorded at fair value in our consolidated balance sheets as either an asset or liability, and are derivative contracts to hedge cash flow risks. Certain of these contracts are designated as hedges for hedge accounting purposes, while certain of these contracts, are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of the majority of these contracts at the balance sheet date are recorded in our equity as a component of accumulated other comprehensive income (loss), and upon maturity (settlement) are recorded in, or reclassified into, our cost of sales or operating expenses, in our consolidated statements of operations and comprehensive (loss) income, as applicable to the transactions for which the forward currency exchange contracts were established.
We perform a sensitivity analysis on our forward currency contracts, both designated and not designated as hedges for accounting purposes, to determine the effects of fluctuations in foreign currency exchange rates. For this sensitivity analysis, we assume a hypothetical change in U.S. Dollar against foreign exchange rates. Based on all foreign currency exchange contracts outstanding as of March 27, 2021, a 10% appreciation or devaluation of the U.S. Dollar compared to the level of foreign currency exchange rates for currencies under contract as of March 27, 2021, would result in a net increase and decrease, respectively, of approximately $37 million in the fair value of these contracts.
Net Investment Hedge
We are exposed to adverse foreign currency exchange rate movements related to interest from our net investment hedges. As of March 27, 2021, we have multiple fixed to fixed cross-currency swap agreements with aggregate notional amounts of $3 billion to hedge our net investment in Euro-denominated subsidiaries and $194 million to hedge our net investments in Japanese Yen-denominated subsidiaries against future volatility in the exchange rates between the U.S. Dollar and this currency. Under the term of these contracts, we will exchange the semi-annual fixed rate payments on U.S. denominated debt for fixed rate payments of 0% to 4.508% in Euros and 0% to 3.588% in Japanese Yen. Based on the net investment hedges outstanding as of March 27, 2021, a 10% appreciation or devaluation of the U.S. Dollar compared to the level of foreign currency exchange rates for currencies under contract as of March 27, 2021, would result in a potential net increase or decrease upon settlement of approximately $329 million in the fair value of this contract, which include mandatory early termination dates between November 2022 and February 2026, while the remaining contracts have maturity dates between July 2022 and August 2027.
Interest Rate Risk
We are exposed to interest rate risk in relation to borrowings outstanding under our 2018 Term Loan Facility, our Credit Facility, our Hong Kong Credit Facility, our Japan Credit Facility and our Versace Credit Facilities. Our 2018 Term Loan Facility carries interest at a rate that is based on LIBOR. Our 2018 Credit Facility carries interest rates that are tied to LIBOR and the prime rate, among other institutional lending rates (depending on the particular origination of borrowing), as further described in Note 12 to the accompanying consolidated financial statements. Our Hong Kong Credit Facility carries interest at a rate that is tied to the Hong Kong Interbank Offered Rate. Our China Credit Facility carries interest at a rate that is tied to the People’s Bank of China’s Benchmark lending rate. Our Japan Credit Facility carries interest at a rate posted by the Mitsubishi UFJ Financial Group. Our Versace Credit Facility carries interest at a rate set by the bank on the date of borrowing that is tied to the European Central Bank. Therefore, our consolidated statements of operations and comprehensive (loss) income and cash flows are exposed to changes in those interest rates. At March 27, 2021, we had no borrowings outstanding under our Revolving Credit Facility, $865 million, net of debt issuance costs, outstanding under our 2018 Term Loan Facility and no borrowings outstanding under our Versace Credit Facilities. At March 28, 2020, we had $681 million in long-term borrowings outstanding under our Revolving Credit Facility, $1.010 billion, net of debt issuance costs, outstanding under our 2018 Term Loan Facility and $39 million outstanding under our Versace Credit Facility. These balances are not indicative of future balances that may be outstanding under our revolving credit facilities that may be subject to fluctuations in interest rates. Any increases in the applicable interest rate(s) would cause an increase to the interest expense relative to any outstanding balance at that date.

Credit Risk
We have outstanding $450 million aggregate principal amount of Senior Notes due in 2024. The Senior Notes bear interest at a fixed rate equal to 4.500% per year, payable semi-annually. Our Senior Notes interest rate payable may be subject to adjustments from time to time if either Moody’s or S&P (or a substitute rating agency), downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the Senior Notes. In March 2020, Moody's Investor Service downgraded their credit rating of us from Baa2 to Ba1, and in April 2020 Fitch ratings downgraded their credit rating of us from BBB- to BB+. As a result, the Senior Notes currently bear interest at a fixed rate equal to 4.500% per year, payable semi-annually.

Item 8.    Financial Statements and Supplementary Data
The response to this item is provided in this Annual Report on Form 10-K under Item 15. “Exhibits and Financial Statement Schedule” and is incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a - 15(e) and 15(d) - 15(e) under the Securities and Exchange Act of 1934, as amended, (the “Exchange Act”)) as of March 27, 2021. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures are effective as of March 27, 2021.
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
Our management assessed the effectiveness of our internal control over financial reporting as of March 27, 2021. In making this assessment, it used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), the 2013 Framework. Based on this assessment, management has determined that, as of March 27, 2021, our internal control over financial reporting is effective based on those criteria.
The Company’s internal control over financial reporting as of March 27, 2021, as well as the consolidated financial statements, have been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
Except as discussed below, there have been no changes in our internal control over financial reporting during the three months ended March 27, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

COVID-19
We expect to continue to experience varying degrees of business disruptions related to the COVID-19 pandemic, including periods of closures of our retail stores, distribution centers and corporate facilities. In addition, many of our corporate employees in affected regions continue to work remotely. Despite such actions, we have not experienced any material changes to our internal controls over financial reporting. We will continue to evaluate and monitor the impact of the COVID-19 pandemic on our internal controls. See Item 1A — "Risk Factors" — "The COVID-19 pandemic may continue to have a material adverse effect on our business and results of operations." for additional discussion regarding risks to our business associated with the COVID-19 pandemic.

Item 9B.    Other Information
As previously announced, the Board of Directors of the Company approved a retail optimization program (the “Capri Retail Store Optimization Program”) to improve the profitability of its retail store fleet. As part of the Capri Retail Store Optimization Program, the Company intends to close approximately 170 of its retail stores over two fiscal years, which began during Fiscal 2021 and will continue into Fiscal 2022. In addition, in connection with the Capri Retail Store Optimization Program, the Company expects to incur approximately $75 million of one-time costs, including lease termination and other store closure costs, the majority of which are expected to result in future cash expenditures. During Fiscal 2021, the Company closed 101 of its retail stores as part of the Capri Retail Store Optimization Program. Net restructuring charges recorded in connection with the Capri Retail Store Optimization Program during Fiscal 2021 were $5 million, which was comprised of lease-related and other store closing costs.
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

Part III

Item 10.    Directors, Executive Officers and Corporate Governance
Information with respect to this Item is included in the Company’s Proxy Statement to be filed in June 2021, which is incorporated herein by reference.

Item 11.    Executive Compensation
Information with respect to this Item is included in the Company’s Proxy Statement to be filed in June 2021, which is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information as of March 27, 2021 regarding compensation plans under which the Company’s equity securities are authorized for issuance:

Equity Compensation Plan Information
	(a)	(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	6,585,275	$37.58	(2)	4,998,829
Equity compensation plans not approved by security holders (3)	42,761	$12.12	(2)	—
Total	6,628,036	$37.41	(2)	4,998,829

(1)Reflects share options and restricted stock units issued under the Company’s Amended and Restated Omnibus Incentive Plan.
(2)Represents the weighted average exercise price of outstanding share awards only.
(3)Reflects share options issued under the Company’s Amended and Restated Stock Option Plan (the “Option Plan”), which was in effect prior to our initial public offering. As of March 27, 2021, there were no shares available for future issuance under the Option Plan.

Item 13.    Certain Relationships, Related Transactions and Director Independence
Information with respect to this Item is included in the Company’s Proxy Statement to be filed in June 2021, which is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services
Information with respect to this Item is included in the Company’s Proxy Statement to be filed in June 2021, which is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)The following documents are filed as part of this annual report on Form 10-K:
1.The following consolidated financial statements listed below are filed as a separate section of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm - Ernst & Young LLP.
Consolidated Balance Sheets as of March 27, 2021 and March 28, 2020.
Consolidated Statements of Operations and Comprehensive (Loss) Income for the fiscal years ended March 27, 2021, March 28, 2020 and March 30, 2019.
Consolidated Statements of Shareholders’ Equity for the fiscal years ended March 27, 2021, March 28, 2020 and March 30, 2019.
Consolidated Statements of Cash Flows for the fiscal years ended March 27, 2021, March 28, 2020 and March 30, 2019.
Notes to Consolidated Financial Statements for the fiscal years ended March 27, 2021, March 28, 2020 and March 30, 2019.
2.Exhibits:
EXHIBIT INDEX

Exhibit No.	Document Description
2.1	Stock Purchase Agreement, dated as of September 24, 2018, by and among Allegra Donata Versace Beck, Donatella Versace, Santo Versace, Borgo Luxembourg S.À R.L., Blackstone GPV Capital Partners (Mauritius) VI-D FDI Ltd., Blackstone GPV Tactical Partners (Mauritius)-N Ltd. and Capri Holdings Limited (f/k/a Michael Kors Holdings Limited) (included as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-35368), filed on September 25, 2018 and incorporated herein by reference).
3.1	Amended and Restated Memorandum and Articles of Association of Capri Holdings Limited (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 31, 2018 and incorporated herein by reference).
4.1	Specimen of Ordinary Share Certificate of Capri Holdings Limited (included as Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 2019 (File No. 001-35368), filed on May 29, 2019 and incorporated herein by reference).
4.2	Shareholders Agreement, dated as of July 11, 2011, among Michael Kors Holdings Limited and certain shareholders of Michael Kors Holdings Limited (included as Exhibit 10.2 to the Company’s Registration Statement on Form F-1, as amended (File No. 333-178282), filed on December 2, 2011 and incorporated herein by reference).
4.3	Indenture, dated as of October 20, 2017, by and among Michael Kors (USA), Inc., Michael Kors Holdings Limited, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (included as Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-35368), filed on October 20, 2017 and incorporated herein by reference).
10.1	Second Amendment, dated as of June 25, 2020, to the Third Amended and Restated Credit Agreement dated as of November 15, 2018 among Capri Holdings Limited, Michael Kors (USA), Inc., the foreign subsidiary borrowers party thereto, the guarantors party thereto, the financial institutions party thereto as lenders and issuing banks and JPMorgan Chase Bank, N.A., as administrative agent (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35368), filed on July 1, 2020 and incorporated herein by reference).
10.2	Form of Indemnification Agreement between Michael Kors Holdings Limited and its directors and executive officers (included as Exhibit 10.5 to the Company’s Registration Statement on Form F-1, as amended (File No. 333-178282), filed on December 2, 2011 and incorporated herein by reference).

Exhibit No.	Document Description
10.3	Amended and Restated Michael Kors (USA), Inc. Stock Option Plan (included as Exhibit 10.4 to the Company’s Registration Statement on Form F-1, as amended (File No. 333-178282), filed on December 2, 2011 and incorporated herein by reference).
10.4	Amendment No. 1 to the Amended and Restated Michael Kors (USA), Inc. Share Option Plan (included as Exhibit 4.9 to the Company’s Annual Report on Form 20-F for the fiscal year ended March 31, 2012, filed on June 12, 2012 and incorporated herein by reference).
10.5	Capri Holdings Limited Second Amended and Restated Omnibus Incentive Plan (included as Annex A to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-35368), filed on July 22, 2020 and incorporated herein by reference).
10.6	Third Amended and Restated Employment Agreement, dated as of March 28, 2018, by and among Michael Kors (USA), Inc., Michael Kors Holdings Limited and John D. Idol (included as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed on May 30, 2018 and incorporated herein by reference).
10.7	Executive Bonus Program (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2013 filed on August 8, 2013 and incorporated herein by reference).
10.8	Form of Employee Non-Qualified Option Award Agreement (included as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2015, filed on May 27, 2015 and incorporated herein by reference).
10.9	Form of Employee Restricted Stock Unit Award Agreement (included as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2015, filed on May 27, 2015 and incorporated herein by reference).
10.10	Form of Performance-Based Restricted Stock Unit Award Agreement (included as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2015, filed on May 27, 2015 and incorporated herein by reference).
10.11	Form of Independent Director Restricted Stock Unit Award Agreement (included as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2015, filed on May 27, 2015 and incorporated herein by reference).
10.12	Aircraft Time Sharing Agreement, dated November 24, 2014, by and between Michael Kors (USA), Inc. and John Idol (included as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2015, filed on May 27, 2015 and incorporated herein by reference).
10.13	Employment Agreement, dated as of April 17, 2017, by and among Michael Kors (USA), Inc., Michael Kors Holdings Limited and Thomas J. Edwards, Jr. (including as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2017, filed on May 31, 2017 and incorporated herein by reference).
10.14	Capri Holdings Limited Deferred Compensation Plan (included as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001.35368), filed on November 14, 2019 and incorporated herein by reference).
10.15	Employment Agreement between Michael Kors (USA), Inc. and Krista McDonough made as of October 1, 2016 (included as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 2020 (File No 001-35368), filed on July 8, 2020 and incorporated herein by reference).
10.16	Employment Agreement, dated as of March 30, 2020, by and among Capri Holdings Limited, Michael Kors (USA), Inc. and Daniel Purefoy.
21.1	List of subsidiaries of Capri Holdings Limited.
23.2	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	Interactive Data Files.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 26, 2021

CAPRI HOLDINGS LIMITED
By:	/s/ John D. Idol
Name:	John D. Idol
Title:	Chairman & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John D. Idol	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	May 26, 2021
John D. Idol
By:	/s/ Thomas J. Edwards, Jr.	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	May 26, 2021
Thomas J. Edwards Jr.
By:	/s/ M. William Benedetto	Director	May 26, 2021
M. William Benedetto
By:	/s/ Robin Freestone	Director	May 26, 2021
Robin Freestone
By:	/s/ Judy Gibbons	Director	May 26, 2021
Judy Gibbons
By:	/s/ Ann Korologos	Director	May 26, 2021
Ann Korologos
By:	/s/ Stephen F. Reitman	Director	May 26, 2021
Stephen F. Reitman
By:	/s/ Jane Thompson	Director	May 26, 2021
Jane Thompson
By:	/s/ Jean Tomlin	Director	May 26, 2021
Jean Tomlin

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Capri Holdings Limited
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Capri Holdings Limited and subsidiaries (“the Company”) as of March 27, 2021 and March 28, 2020, and the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity and cash flows for each of the three years in the period ended March 27, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 27, 2021 and March 28, 2020, and the results of its operations and its cash flow for each of the three years in the period ended March 27, 2021, in conformity with the U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 27, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 26, 2021 expressed an unqualified opinion thereon.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
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

Valuation of Goodwill and Indefinite-lived Intangible Assets
Description of the Matter	At March 27, 2021, the Company’s goodwill and indefinite-lived intangible assets, consisting of brand names, totaled $1.5 billion and $1.3 billion, respectively. As discussed in Note 2 to the consolidated financial statements, goodwill and indefinite-lived intangible assets are assessed for impairment on an annual basis, or whenever impairment indicators exist. During Fiscal 2021, the Company recognized a goodwill impairment charge of $94 million associated with two of its Jimmy Choo reporting units. The Company also recognized an impairment charge of $69 million associated with the Jimmy Choo indefinite-lived brand name intangible asset.

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

Impairment of Retail Store Long-Lived assets
Description of the Matter	As discussed in Note 2 to the consolidated financial statements, the Company evaluates its long-lived assets, which primarily include property, plant, and equipment and operating lease right-of-use assets at retail stores, for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. During the year ended March 27, 2021, the Company recognized an impairment charge of $158 million related to the long-lived assets.

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
/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 2014.
New York, New York
May 26, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Capri Holdings Limited
Opinion on Internal Control over Financial Reporting
We have audited Capri Holdings Limited and subsidiaries’ internal control over financial reporting as of March 27, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Capri Holdings Limited and subsidiaries (“the Company”) maintained, in all material respects, effective internal control over financial reporting as of March 27, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 27, 2021 and March 28, 2020, the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity and cash flows for each of the three years in the period ended March 27, 2021, and the related notes and our report dated May 26, 2021 expressed an unqualified opinion thereon.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ ERNST & YOUNG LLP

New York, New York
May 26, 2021

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 27, 2021	March 28, 2020
Assets
Current assets
Cash and cash equivalents	$232	$592
Receivables, net	373	308
Inventories, net	736	827
Prepaid expenses and other current assets	205	167
Total current assets	1,546	1,894
Property and equipment, net	485	561
Operating lease right-of-use assets	1,504	1,625
Intangible assets, net	1,992	1,986
Goodwill	1,498	1,488
Deferred tax assets	278	225
Other assets	178	167
Total assets	$7,481	$7,946
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$512	$428
Accrued payroll and payroll related expenses	116	93
Accrued income taxes	126	42
Short-term operating lease liabilities	447	430
Short-term debt	123	167
Accrued expenses and other current liabilities	297	241
Total current liabilities	1,621	1,401
Long-term operating lease liabilities	1,657	1,758
Deferred tax liabilities	397	465
Long-term debt	1,219	2,012
Other long-term liabilities	430	142
Total liabilities	5,324	5,778
Commitments and contingencies
Shareholders’ equity
Ordinary shares, no par value; 650,000,000 shares authorized; 219,222,937 shares issued and 151,280,011 outstanding at March 27, 2021; 217,320,010 shares issued and 149,425,612 outstanding at March 28, 2020	—	—
Treasury shares, at cost (67,942,926 shares at March 27, 2021 and 67,894,398 shares at March 28, 2020)	(3,326)	(3,325)
Additional paid-in capital	1,158	1,085
Accumulated other comprehensive income	56	75
Retained earnings	4,270	4,332
Total shareholders’ equity of Capri	2,158	2,167
Noncontrolling interest	(1)	1
Total shareholders’ equity	2,157	2,168
Total liabilities and shareholders’ equity	$7,481	$7,946
See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In millions, except share and per share data)

	Fiscal Years Ended
	March 27, 2021	March 28, 2020	March 30, 2019
Total revenue	$4,060	$5,551	$5,238
Cost of goods sold	1,463	2,280	2,058
Gross profit	2,597	3,271	3,180
Selling, general and administrative expenses	2,018	2,464	2,075
Depreciation and amortization	212	249	225
Impairment of assets	316	708	21
Restructuring and other charges	32	42	124
Total operating expenses	2,578	3,463	2,445
Income (loss) from operations	19	(192)	735
Other income, net	(7)	(6)	(4)
Interest expense, net	43	18	38
Foreign currency (gain) loss	(20)	11	80
Income (loss) before provision for income taxes	3	(215)	621
Provision for income taxes	66	10	79
Net (loss) income	(63)	(225)	542
Less: Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	(1)	(2)	(1)
Net (loss) income attributable to Capri	$(62)	$(223)	$543

Weighted average ordinary shares outstanding:
Basic	150,453,568	150,714,598	149,765,468
Diluted	150,453,568	150,714,598	151,614,350
Net (loss) income per ordinary share attributable to Capri:
Basic	$(0.41)	$(1.48)	$3.62
Diluted	$(0.41)	$(1.48)	$3.58

Statements of Comprehensive (Loss) Income:
Net (loss) income	$(63)	$(225)	$542
Foreign currency translation adjustments	(15)	145	(134)
Net (loss) gain on derivatives	(4)	(4)	17
Comprehensive (loss) income	(82)	(84)	425
Less: Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	(1)	(2)	(1)
Comprehensive (loss) income attributable to Capri	$(81)	$(82)	$426

See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data which is in thousands)

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity of Capri	Non-controlling Interests	Total Equity
	Shares	Amounts		Shares	Amounts
Balance as of April 1, 2018	210,991	—	831	(61,293)	(3,016)	51	4,164	2,030	4	2,034
Net income (loss)	—	—	—	—	—	—	543	543	(1)	542
Other comprehensive loss	—	—	—	—	—	(117)	—	(117)	—	(117)
Total comprehensive income (loss)	—	—	—	—	—	—	—	426	(1)	425
Issuance of ordinary shares	2,395	—	91	—	—	—	—	91	—	91
Vesting of restricted awards, net of forfeitures	818	—	—	—	—	—	—	—	—	—
Exercise of employee share options	1,847	—	29	—	—	—	—	29	—	29
Share based compensation expense	—	—	60	—	—	—	—	60	—	60
Repurchase of common stock	—	—	—	(3,826)	(207)	—	—	(207)	—	(207)
Balance at March 30, 2019, as previously reported	216,051	$—	$1,011	(65,119)	$(3,223)	$(66)	$4,707	$2,429	$3	$2,432
Adoption of accounting standard (See Note 2)	—	—	—	—	—	—	(152)	(152)	—	(152)
Balance as of March 31, 2019	216,051	—	1,011	(65,119)	(3,223)	(66)	4,555	2,277	3	2,280
Net loss	—	—	—	—	—	—	(223)	(223)	(2)	(225)
Other comprehensive income	—	—	—	—	—	141	—	141	—	141
Total comprehensive loss	—	—	—	—	—	—	—	(82)	(2)	(84)
Vesting of restricted awards, net of forfeitures	1,262	—	—	—	—	—	—	—	—	—
Exercise of employee share options	7	—	—	—	—	—	—	—	—	—
Share based compensation expense	—	—	70	—	—	—	—	70	—	70
Repurchase of common stock	—	—	—	(2,775)	(102)	—	—	(102)	—	(102)
Adjustment of redeemable non-controlling interests to redemption value	—	—	4	—	—	—	—	4	—	4
Balance at March 28, 2020	217,320	$—	$1,085	(67,894)	$(3,325)	$75	$4,332	$2,167	$1	$2,168
Net loss	—	—	—	—	—	—	(62)	(62)	(1)	(63)
Other comprehensive loss	—	—	—	—	—	(19)	—	(19)	—	(19)
Total comprehensive loss	—	—	—	—	—	—	—	(81)	(1)	(82)
Vesting of restricted awards, net of forfeitures	1,456	—	—	—	—	—	—	—	—	—
Exercise of employee share options	447	—	3	—	—	—	—	3	—	3
Share based compensation expense	—	—	70	—	—	—	—	70	—	70
Repurchase of common stock	—	—	—	(49)	(1)	—	—	(1)	—	(1)
Other	—	—	—	—	—	—	—	—	(1)	(1)
Balance at March 27, 2021	219,223	—	$1,158	(67,943)	$(3,326)	$56	$4,270	$2,158	$(1)	$2,157
See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal Years Ended
	March 27, 2021	March 28, 2020	March 30, 2019
Cash flows from operating activities
Net (loss) income	$(63)	$(225)	$542
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	212	249	225
Share-based compensation expense	71	70	60
Impairment of assets	316	708	21
Credit loss	(3)	29	4
Losses on store lease exits	—	—	18
Deferred income taxes	(70)	(73)	(71)
Changes to lease related balances, net	(112)	(55)	—
Amortization of deferred financing costs	6	8	4
Tax deficit (benefit) on exercise of share options	4	2	(24)
Foreign currency (gains) losses	(15)	11	80
Other non-cash charges	—	3	—
Change in assets and liabilities:
Receivables, net	(52)	42	(23)
Inventories, net	145	115	(125)
Prepaid expenses and other current assets	(31)	20	(31)
Accounts payable	50	63	(48)
Accrued expenses and other current liabilities	153	(95)	20
Other long-term assets and liabilities	13	(13)	42
Net cash provided by operating activities	624	859	694
Cash flows from investing activities
Capital expenditures	(111)	(223)	(181)
Purchase of intangible assets	—	—	(3)
Cash paid for asset/business acquisitions, net of cash acquired	(13)	(13)	(1,875)
Realized loss on hedge related to acquisitions	—	—	(77)
Settlement of net investment hedges	—	298	11
Net cash (used in) provided by investing activities	(124)	62	(2,125)
Cash flows from financing activities
Debt borrowings	2,443	2,282	4,204
Debt repayments	(3,311)	(2,676)	(2,560)
Debt issuance costs	(4)	(1)	(15)
Repurchase of common stock	(1)	(102)	(207)
Exercise of employee share options	3	—	29
Net cash (used in) provided by financing activities	(870)	(497)	1,451
Effect of exchange rate changes on cash and cash equivalents	12	(4)	(11)
Net (decrease) increase in cash, cash equivalents and restricted cash	(358)	420	9
Beginning of period	592	172	163
End of period	$234	$592	$172
Supplemental disclosures of cash flow information
Cash paid for interest	$52	$80	$45
Cash paid for income taxes	$45	$98	$172
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$17	$30	$25
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
The Company utilizes a 52 to 53 week fiscal year, and the term "Fiscal Year" or "Fiscal" refers to that 52-week or 53-week period. The fiscal years ending on March 27, 2021, March 28, 2020 and March 30, 2019 (“Fiscal 2021”, “Fiscal 2020” and “Fiscal 2019”, respectively) contain 52 weeks. The Company’s Fiscal 2022 is a 53-week period ending April 2, 2022.

2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to use judgment and make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. The most significant assumptions and estimates involved in preparing the financial statements include allowances for customer deductions, sales returns, sales discounts and credit losses, estimates of inventory net realizable value, the valuation of share-based compensation, the valuation of deferred taxes and the valuation of goodwill, intangible assets, operating lease right-of-use assets and property and equipment, along with the estimated useful lives assigned to these assets. Actual results could differ from those estimates.
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
The following table details the activity and balances of the Company’s sales reserves for the fiscal years ended March 27, 2021, March 28, 2020, and March 30, 2019 (in millions):

	Balance Beginning of Year	Amounts Charged to Revenue	Write-offs Against Reserves	Balance at Year End
Retail
Return Reserves:
Fiscal Year Ended March 27, 2021	$12	$176	$(168)	$20
Fiscal Year Ended March 28, 2020	15	231	(234)	12
Fiscal Year Ended March 30, 2019	12	226	(223)	15

	Balance Beginning of Year	Amounts Charged to Revenue	Write-offs Against Reserves	Balance at Year End
Wholesale
Total Sales Reserves:
Fiscal Year Ended March 27, 2021	$154	$137	$(213)	$78
Fiscal Year Ended March 28, 2020	112	266	(224)	154
Fiscal Year Ended March 30, 2019	109	262	(259)	112
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
The adverse impact from the COVID-19 pandemic which includes, but is not limited to, temporary retail store closures, wholesale customer store closures, a reduction in retail store traffic, a decline in international tourism and a decrease in consumer consumption is reflected in the Company's Fiscal 2021 and Fiscal 2020 total revenue.
Loyalty Program
The Company offers a loyalty program, which allows its Michael Kors U.S. customers to earn points on qualifying purchases toward monetary and non-monetary rewards, which may be redeemed for purchases at Michael Kors retail stores and e-commerce sites. The Company defers a portion of the initial sales transaction based on the estimated relative fair value of the benefits based on projected timing of future redemptions and historical activity. These amounts include estimated “breakage” for points that are not expected to be redeemed. The contract liability, net of an estimated “breakage,” is recorded within accrued expenses and other current liabilities in the Company’s consolidated balance sheets and is expected to be recognized within the next 12 months. See Note 3 for additional information.
Advertising and Marketing Costs
Advertising and marketing costs are generally expensed when the advertisement is first exhibited and are recorded in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive (loss) income. Advertising and marketing expense was $137 million, $201 million and $158 million in Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively.
Cooperative advertising expense, which represents the Company’s participation in advertising expenses of its wholesale customers, is reflected as a reduction of net sales. Expenses related to cooperative advertising for Fiscal 2021, Fiscal 2020 and Fiscal 2019, were $3 million, $7 million and $8 million, respectively.

Shipping and Handling
Freight-in expenses are recorded as part of cost of goods sold, along with product costs and other costs to acquire inventory. The costs of preparing products for sale, including warehousing expenses, are included in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive (loss) income. Selling, general and administrative expenses also include the costs of shipping products to the Company’s e-commerce customers. Shipping and handling costs included within selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive (loss) income were $160 million, $157 million and $132 million for Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively. Shipping and handling costs charged to customers are included in total revenue.
COVID-19 Related Government Assistance and Subsidies
As there is no definitive guidance under U.S. GAAP, the Company has applied the guidance under International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance ("IAS 20"). The Company has elected to follow the income approach under IAS 20 and recognize these funds as a reduction to the related expense in the Company’s consolidated statements of operations and comprehensive (loss) income. During Fiscal 2021, the Company recognized $37 million related to government assistance and subsidies.
Cash, Cash Equivalents and Restricted Cash
All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Included in the Company’s cash and cash equivalents as of March 27, 2021 and March 28, 2020 are credit card receivables of $25 million and $4 million, respectively, which generally settle within two to three business days. The increase in credit card receivables year over year is mainly due to the impact on sales from COVID-19.
A reconciliation of cash, cash equivalents and restricted cash as of March 27, 2021 and March 28, 2020 from the consolidated balance sheets to the consolidated statements of cash flows is as follows:

	Fiscal Years Ended
	March 27, 2021	March 28, 2020
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$232	$592
Restricted cash included within prepaid expenses and other current assets	2	—
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$234	$592
Inventories
Inventories primarily consist of finished goods with the exception of raw materials and work in process inventory. The combined total of raw materials and work in process inventory recorded on the Company's consolidated balance sheets as of March 27, 2021 and March 28, 2020 were $28 million and $27 million, respectively. Inventories are stated at the lower of cost or net realizable value. Cost is determined using the weighted-average cost method. Costs include amounts paid to independent manufacturers, plus duties and freight to bring the goods to the Company’s warehouses, as well as shipments to stores. The Company continuously evaluates the composition of its inventory and makes adjustments when the cost of inventory is not expected to be fully recoverable. The net realizable value of the Company’s inventory is estimated based on historical experience, current and forecasted demand, and market conditions. In addition, reserves for inventory losses are estimated based on historical experience and physical inventory counts. The Company’s inventory reserves are estimates, which could vary significantly from actual results if future economic conditions, customer demand or competition differ from expectations. Our historical estimates of these adjustments have not differed materially from actual results.
The net realizable value of the Company's inventory as of March 27, 2021 and March 28, 2020 includes the adverse impacts connected to the COVID-19 pandemic. This includes the impact from temporary retail store closures, wholesale customer store closures, reductions in retail store traffic, a decline in international tourism and a decrease in consumer consumption.

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
Definite-Lived Intangible Assets
The Company’s definite-lived intangible assets consist of trademarks and customer relationships which are stated at cost less accumulated amortization. The Company’s customer relationships are amortized over five to eighteen years. Reacquired rights recorded in connection with the acquisition of Michael Kors (HK) Limited and Subsidiaries (“MKHKL”) are amortized through March 31, 2041, the original expiration date of the Michael Kors license agreement in the Greater China region. The trademark for the Michael Kors brand is amortized over twenty years.
Long-lived Assets
The Company evaluates all long-lived assets, including operating lease right-of-use assets, property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. For the purposes of impairment testing, the Company groups long-lived assets at the lowest level of identifiable cash flow. The leasehold improvements are typically amortized over the life of the store lease, including reasonably assured renewals and the shop-in-shops are amortized over a useful life of three or four years. The Company's impairment testing is based on its best estimate of the future operating cash flows. If the sum of our estimated undiscounted future cash flows associated with the asset is less than the asset’s carrying value, the Company would recognize an impairment charge, which is measured as the amount by which the carrying value exceeds the fair value of the asset. The fair values determined by management require significant judgment and include certain assumptions regarding future sales and expense growth rates, discount rates and estimates of real estate market fair values. As such, these estimates may differ from actual results and are affected by future market and economic conditions.
During Fiscal 2021, Fiscal 2020 and Fiscal 2019, the Company recorded impairment charges of $158 million, $357 million and $21 million, respectively, which were primarily related to operating lease right-of-use assets and fixed assets of our retail store locations. Please refer to Note 8, Note 9 and Note 14 for additional information.

Goodwill and Other Indefinite-lived Intangible Assets
The Company records intangible assets based on their fair value on the date of acquisition. Goodwill is recorded as the difference between the fair value of the purchase consideration and the fair value of the net identifiable tangible and intangible assets acquired. The brand intangible assets recorded in connection with the acquisitions of Versace and Jimmy Choo were determined to be indefinite-lived intangible assets, which are not subject to amortization. The Company performs an impairment assessment of goodwill, as well as the Versace brand and Jimmy Choo brand intangible assets on an annual basis, or whenever impairment indicators exist. In the absence of any impairment indicators, goodwill, the Versace brand and the Jimmy Choo brand are assessed for impairment during the fourth quarter of each fiscal year. Judgments regarding the existence of impairment indicators are based on market conditions and operational performance of the business.
The Company may assess its goodwill and its brand intangible assets for impairment initially using a qualitative approach to determine whether it is more likely than not that the fair value of these assets is greater than their carrying value. When performing a qualitative test, the Company assesses various factors, including industry and market conditions, macroeconomic conditions and performance of its businesses. If the results of the qualitative assessment indicate that it is more likely than not that our goodwill and other indefinite-lived intangible assets are impaired, a quantitative impairment analysis is performed to determine if impairment is required. The Company may also elect to perform a quantitative analysis of goodwill and its indefinite-lived intangible assets initially rather than using a qualitative approach.
The impairment testing for goodwill is performed at the reporting unit level. The Company uses industry accepted valuation models and set criteria that are reviewed and approved by various levels of management and, in certain instances, it engages independent third-party valuation specialists. To determine the fair value of a reporting unit, the Company uses a combination of the income and market approaches, when applicable. The Company believes the blended use of both models, when applicable, compensates for the inherent risk associated with either model if used on a stand-alone basis, and this combination is indicative of the factors a market participant would consider when performing a similar valuation. If the fair value of a reporting unit exceeds the related carrying value, the reporting unit’s goodwill is considered not to be impaired and no further testing is performed. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recorded for the difference. These valuations are affected by certain estimates, including future revenue growth rates, future operating expense growth rates, gross margins and discount rates. Future events could cause us to conclude that impairment indicators exist, and goodwill may be impaired.
When performing a quantitative impairment assessment of our brand intangible assets, the fair value of the Versace and the Jimmy Choo brands is estimated using a discounted cash flow analysis based on the "relief from royalty" method, assuming that a third party would be willing to pay a royalty in lieu of ownership for this intangible asset. This approach is dependent on many factors, including estimates of future revenue growth rates, royalty rates and discount rates. Actual future results may differ from these estimates. An impairment loss is recognized when the estimated fair value of the brand intangible assets is less than its carrying amount.
During the fourth quarter of Fiscal 2021, the Company performed its annual goodwill and indefinite-lived intangible assets impairment analysis for each brand. Based on qualitative impairment assessment of the Michael Kors reporting units, the Company concluded that it is more likely than not that the fair value of the Michael Kors reporting units exceeded its carrying value and, therefore, was not impaired. The Company elected to perform quantitative impairment analysis for both the Versace and Jimmy Choo reporting units, using a combination of income and market approaches to estimate the fair values of each brands' reporting units. The Company also elected to perform an impairment analysis for both the Versace and Jimmy Choo brand intangible assets using an income approach to estimate the fair values. Based on the results of these assessments, the Company determined there was no impairment loss for the Jimmy Choo retail reporting unit as its fair value is approximately 3% higher than the carrying value, which has a goodwill balance of $221 million. The Company also concluded that the fair values of the Versace reporting units and the brand intangible assets exceeded the related carrying amounts and no impairment was required. The fair value of the Versace retail reporting unit, Versace wholesale reporting unit and Versace licensing reporting unit are at least 20% higher than their respective carrying values. The fair value of the Versace retail brand and Versace wholesale brand are more than 10% higher than their respective carrying values.
However, the Company concluded that the fair values of the Jimmy Choo wholesale and Jimmy Choo licensing reporting units, along with the Jimmy Choo brand intangible assets, did not exceed their related carrying amounts. These impairment charges were primarily related to higher discount rates in the current year driven by a change in market factors as well as a shift in expected revenue and earnings mix to the retail segment.

Accordingly, the Company recorded impairment charges of $94 million related to the Jimmy Choo wholesale and Jimmy Choo licensing reporting units and $69 million related to the Jimmy Choo brand intangible assets during Fiscal 2021. The Company recorded impairment charges of $171 million related to the Jimmy Choo retail and Jimmy Choo licensing reporting units and $180 million related to the Jimmy Choo brand intangible assets during Fiscal 2020. The impairment charges were recorded within impairment of assets on our consolidated statement of operations and comprehensive (loss) income for the fiscal years ended March 27, 2021 and March 28, 2020. The Company did not incur any impairment charges in Fiscal 2019. See Note 9 for information relating to its annual impairment analysis performed during the fourth quarter of Fiscal 2021, Fiscal 2020 and Fiscal 2019.
It is possible that the Company's conclusions regarding impairment or recoverability of goodwill or other indefinite intangible assets could change in future periods if, for example, (i) the Company's businesses do not perform as projected, (ii) overall economic conditions in future years vary from current assumptions, (iii) business conditions or strategies change from our current assumptions, (iv) discount rates change, (v) market multiples change or (vi) the identification of the Company's reporting units change, among other factors. Such changes could result in a future impairment charge of goodwill or other indefinite-lived intangible assets.
Insurance
The Company uses a combination of insurance and self-insurance programs, including a wholly-owned captive insurance entity, to provide for the potential liabilities for certain risks, including workers’ compensation and employee-related health care benefits. The Company also maintains stop-loss coverage with third-party insurers to limit its exposure arising from claims. Self-insurance claims filed and claims incurred but not reported are accrued based upon management’s estimates of the discounted cost for self-insured claims incurred using actuarial assumptions, historical loss experience, actual payroll and other data. Although the Company believes that it can reasonably estimate losses related to these claims, actual results could differ from these estimates.
The Company also maintains other types of customary business insurance policies, including general liability, marine transport and inventory and business interruption insurance. Insurance recoveries represent gain contingencies and are recorded upon actual settlement with the insurance carrier.
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
The closing market price of the Company’s shares on the date of grant is used to determine the grant date fair value of restricted shares, time-based restricted stock units (“RSUs") and performance-based RSUs. These fair values are recognized as expense over the requisite service period, net of estimated forfeitures, based on expected attainment of pre-established performance goals for performance grants, or the passage of time for those grants which have only time-based vesting requirements.
Foreign Currency Translation and Transactions
The financial statements of the majority of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. The Company’s functional currency is the United States Dollar (“USD”) for Capri and its United States based subsidiaries. Assets and liabilities are translated using period-end exchange rates, while revenues and expenses are translated using average exchange rates over the reporting period. The resulting translation adjustments are recorded separately in shareholders’ equity as a component of accumulated other comprehensive (loss) income. Foreign currency income and losses resulting from the re-measuring of transactions denominated in a currency other than the functional currency of a particular entity are included in foreign currency (gain) loss on the Company’s consolidated statements of operations and comprehensive (loss) income.

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
In connection with the September 24, 2018 definitive agreement to acquire all of the outstanding shares of Versace, the Company entered into forward foreign currency exchange contracts with notional amounts totaling €1.680 billion (approximately $2.001 billion) to mitigate its foreign currency exchange risk through the expected closing date of the acquisition, which were settled on December 21, 2018. This derivative contract was not designated as an accounting hedge. Therefore, changes in fair value were recorded to foreign currency loss (gain) in the Company’s consolidated statements of operations and comprehensive (loss) income. The Company’s accounting policy is to classify cash flows from derivative instruments in the same category as the cash flows from the items being hedged. Accordingly, the Company classified $77 million of realized losses relating to this derivative instrument within cash flows from investing activities during Fiscal 2019.
The Company designates certain contracts related to the purchase of inventory that qualify for hedge accounting as cash flow hedges. Formal hedge documentation is prepared for all derivative instruments designated as hedges, including description of the hedged item and the hedging instrument and the risk being hedged. The changes in the fair value for contracts designated as cash flow hedges is recorded in equity as a component of accumulated other comprehensive income (loss) until the hedged item affects earnings. When the inventory related to forecasted inventory purchases that are being hedged is sold to a third party, the gains or losses deferred in accumulated other comprehensive income (loss) are recognized within cost of goods sold. The Company uses regression analysis to assess effectiveness of derivative instruments that are designated as hedges, which compares the change in the fair value of the derivative instrument to the change in the related hedged item. If the hedge is no longer expected to be highly effective in the future, future changes in the fair value are recognized in earnings. For those contracts that are not designated as hedges, changes in the fair value are recorded to foreign currency (gain) loss in the Company’s consolidated statements of operations and comprehensive (loss) income. The Company classifies cash flows relating to its forward foreign currency exchange contracts related to purchase of inventory consistently with the classification of the hedged item, within cash flows from operating activities.
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
Net Investment Hedges
The Company also uses fixed-to-fixed cross currency swap agreements to hedge its net investments in foreign operations against future volatility in the exchange rates between its U.S. Dollars and these foreign currencies. The Company has elected the spot method of designating these contracts under ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” and has designated these contracts as net investment hedges. The net gain or (loss) on the net investment hedge is reported within foreign currency translation gains and losses (“CTA”), as a component of accumulated other comprehensive income (loss) on the Company’s consolidated balance sheets. Interest accruals and coupon payments are recognized directly in interest expense in the Company’s consolidated statements of operations and comprehensive (loss) income. Upon discontinuation of a hedge, all previously recognized amounts remain in CTA until the net investment is sold, diluted or liquidated.
During the fourth quarter of Fiscal 2020, the Company terminated all of its net investment hedges related to its Euro-denominated subsidiaries. The early termination of these hedges resulted in the Company receiving $296 million in cash during the fourth quarter of Fiscal 2020. During Fiscal 2021, the Company resumed its normal hedging program and entered into multiple fixed-to-fixed cross-currency swap agreements to hedge its net investment in Euro-denominated and Japanese Yen-denominated subsidiaries against future volatility in the exchange rate between the U.S. Dollar and these currencies.

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
Realization of deferred tax assets associated with net operating loss and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration in the applicable tax jurisdiction. The Company periodically reviews the recoverability of its deferred tax assets and provides valuation allowances, as deemed necessary, to reduce deferred tax assets to amounts that more-likely-than-not will be realized. The Company’s management considers many factors when assessing the likelihood of future realization of deferred tax assets, including recent earnings within various taxing jurisdictions, expectations of future taxable income, the carryforward periods remaining and other factors. Changes in the required valuation allowance are recorded in income in the period such determination is made. Deferred tax assets could be reduced in the future if the Company’s estimates of taxable income during the carryforward period are significantly reduced or alternative tax strategies are no longer viable.
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
The Company leases retail stores, office space and warehouse space under operating lease agreements that expire at various dates through September 2043. The Company’s leases generally have terms of up to 10 years, generally require a fixed annual rent and may require the payment of additional rent if store sales exceed a negotiated amount. Although most of the Company’s equipment is owned, the Company has limited equipment leases that expire on various dates through November 2024. The Company acts as sublessor in certain leasing arrangements, primarily related to closed stores under its restructuring initiatives, as defined in Note 11. Fixed sublease payments received are recognized on a straight-line basis over the sublease term. The Company determines the sublease term based on the date it provides possession to the subtenant through the expiration date of the sublease.
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
The Company’s leases generally provide for payments of non-lease components, such as common area maintenance, real estate taxes and other costs associated with the leased property. The Company accounts for lease and non-lease components of its real estate leases together as a single lease component and, as such, includes fixed payments of non-lease components in the measurement of the operating lease right-of-use assets and lease liabilities for its real estate leases. Variable lease payments, such as percentage rentals based on location sales, periodic adjustments for inflation, reimbursement of real estate taxes, any variable common area maintenance and any other variable costs associated with the leased property, are expensed as incurred as variable lease costs and are not recorded on the balance sheet. The Company’s lease agreements do not contain any material residual value guarantees or material restrictions or covenants.
Debt Issuance Costs and Unamortized Discounts
The Company defers debt issuance costs directly associated with acquiring third party financing. These debt issuance costs and any discounts on issued debt are amortized on a straight-line basis, which approximates the effective interest method, as interest expense over the term of the related indebtedness. Deferred financing fees associated with the Company’s Revolving Credit Facilities are primarily recorded within other assets in the Company’s consolidated balance sheets. Deferred financing fees and unamortized discounts associated with the Company’s other borrowings are primarily recorded as an offset to long-term debt in the Company’s consolidated balance sheets. See Note 12 for additional information.
Net (Loss) Income per Share
The Company’s basic net (loss) income per ordinary share is calculated by dividing net (loss) income by the weighted average number of ordinary shares outstanding during the period. Diluted net (loss) income per ordinary share reflects the potential dilution that would occur if share option grants or any other potentially dilutive instruments, including restricted shares and RSUs, were exercised or converted into ordinary shares. These potentially dilutive securities are included in diluted shares to the extent they are dilutive under the treasury stock method for the applicable periods. Performance-based RSUs are included in diluted shares if the related performance conditions are considered satisfied as of the end of the reporting period and to the extent they are dilutive under the treasury stock method.
The components of the calculation of basic net (loss) income per ordinary share and diluted net (loss) income per ordinary share are as follows (in millions, except share and per share data):

	Fiscal Years Ended
	March 27, 2021	March 28, 2020	March 30, 2019
Numerator:
Net (loss) income attributable to Capri	$(62)	$(223)	$543
Denominator:
Basic weighted average shares	150,453,568	150,714,598	149,765,468
Weighted average dilutive share equivalents:
Share options and restricted stock units, and performance restricted stock units	—	—	1,848,882
Diluted weighted average shares	150,453,568	150,714,598	151,614,350
Basic net (loss) income per share (1)	$(0.41)	$(1.48)	$3.62
Diluted net (loss) income per share (1)	$(0.41)	$(1.48)	$3.58

(1)Basic and diluted net (loss) income per share are calculated using unrounded numbers.
Share equivalents of 3,658,959 shares, 3,752,560 shares and 1,409,415 shares, for Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively, have been excluded from the above calculation due to their anti-dilutive effect.

Diluted net loss per share attributable to Capri for Fiscal 2021 and Fiscal 2020 excluded all potentially dilutive securities because there was a net loss attributable to Capri for the period and, as such, the inclusion of these securities would have been anti-dilutive.
Noncontrolling Interest
The Company has an ownership interest in the Michael Kors Latin American joint venture, MK (Panama) Holdings, S.A. and subsidiaries of 75%, an ownership interest in the Jimmy Choo EMEA joint venture JC Gulf Trading LLC of 49%, an ownership interest in the Jimmy Choo Macau joint venture J. Choo (Macau) Co. Limited of 70%, and a 50% ownership interest in J. Choo Russia J.V. Limited and its subsidiary.
Recently Adopted Accounting Pronouncements
Measurement of Credit Losses on Financial Instruments
On March 29, 2020, the Company adopted ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which amends the guidance on measuring credit losses for certain financial assets measured at amortized cost, including trade receivables. The Financial Accounting Standards Board has subsequently issued several updates to the standard, providing additional guidance on certain topics covered by the standard. This update requires entities to recognize an allowance for credit losses using a forward-looking expected loss impairment model, taking into consideration historical experience, current conditions and supportable forecasts that impact collectability. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.
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
Recently Issued Accounting Pronouncements
The Company has considered all new accounting pronouncements and, other than the recent pronouncements discussed below, have concluded that there are no new pronouncements that may have a material impact on the Company’s results of operations, financial condition or cash flows based on current information
Reference Rate Reform
In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, "Facilitation of the Effects of Reference Rate Reform on Financial Reporting" and in January 2021, issued ASU 2021-01, "Reference Rate Reform: Scope". Both of these updates aim to ease the potential burden in accounting for reference rate reform. These updates provide optional expedients and exceptions, if certain criteria are met, for applying accounting principles generally accepted in the United States to contract modifications, hedging relationships and other transactions affected by the expected market transition from the London interbank offered rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). The amendments were effective upon issuance and allow companies to adopt the amendments on a prospective basis through December 31, 2022. The Company is currently evaluating the impact of these updates on its consolidated financial statements.

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
Retail
The Company generates sales through directly operated stores and e-commerce throughout the Americas (U.S., Canada and Latin America), EMEA (Europe, Middle East and Africa) and certain parts of Asia (including Australia). Retail revenue is recognized when control of the product is transferred at the point of sale at Company owned stores, including concessions. For e-commerce transactions, control is transferred and revenue is recognized when products are delivered to the customer, net of estimated returns. To arrive at net sales for retail, gross sales are reduced by actual customer returns, as well as by a provision for estimated future customer returns.
Sales tax collected from retail customers are presented on a net basis and, as such, are excluded from revenue. Shipping and handling costs that are billed to customers are included in net sales, with the related costs recorded in cost of goods sold. Shipping and handling costs that are not billed to customers are accounted for as fulfillment costs.
Gift Cards. The Company sells gift cards that can be redeemed for merchandise, resulting in a contract liability upon issuance. Revenue is recognized when the gift card is redeemed or upon “breakage” for the estimated portion of gift cards that are not expected to be redeemed. “Breakage” revenue is calculated under the proportional redemption methodology, which considers the historical patterns of redemption in jurisdictions where the Company is not required to remit the value of the unredeemed gift cards as unclaimed property. The Company anticipates that substantially all of its outstanding gift cards will be redeemed within the next 12 months. The contract liability related to gift cards, net of estimated “breakage,” was $12 million and $11 million as of March 27, 2021 and March 28, 2020, respectively, and is included in accrued expenses and other current liabilities in the Company’s consolidated balance sheets.
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

Licensing
The Company provides its third-party licensees with the right to access its Versace, Jimmy Choo and Michael Kors trademarks under product and geographic licensing arrangements. Under product licensing arrangements, the Company allows third parties to manufacture and sell luxury goods, including watches and jewelry, fragrances, eyewear and home furnishings, using the Company’s trademarks. Under geographic licensing arrangements, third party licensees receive the right to distribute and sell products bearing the Company’s trademarks in retail and/or wholesale channels within certain geographical areas, including Brazil, the Middle East, Eastern Europe, South Africa and certain parts of Asia.
The Company recognizes royalty revenue and advertising contributions based on the percentage of sales made by the licensees. Advertising contributions are received to support the Company’s branded advertising and marketing campaigns and are viewed as part of a single performance obligation with the right to access the Company’s trademarks. Royalty revenue generated from licenses, which includes contributions for advertising, may be subject to contractual minimum levels, as defined in the contract. Such minimums are generally fixed annually, based on the previous year’s sales. Licensing revenue is based on reported current period sales of licensed products at rates that are specified in the license agreements for contracts that are expected to exceed the related guaranteed minimums. If the Company expects the minimum guaranteed amounts to exceed amounts calculated based on actual sales, the guaranteed minimums are recognized ratably over the contractual year to which they relate. Generally the Company’s guaranteed minimum royalty amounts due from licensees relate to contractual periods that do not exceed 12 months, however, some of our guaranteed minimums for Versace are multi-year based. As of March 27, 2021, contractually guaranteed minimum fees from the Company's license agreements expected to be recognized as revenue during future periods were as follows (in millions):

Contractually Guaranteed Minimum Fees
Fiscal 2022	$29
Fiscal 2023	25
Fiscal 2024	22
Fiscal 2025	18
Fiscal 2026	19
Fiscal 2027 and thereafter	71
Total	$184
Sales Returns
For the sale of goods with a right of return, the Company recognizes revenue for the consideration to which it expects to be entitled and a refund liability for the amount it expects to refund to its customers within accrued expenses and other current liabilities. The refund liability is estimated based on management’s review of historical and current customer returns for its retail and wholesale customers, estimated future returns, adjusted for non-resalable products. The Company also considers its product strategies, as well as the financial condition of its customers, store closings by wholesale customers, changes in the retail environment and other macroeconomic factors. The Company recognizes an asset with a corresponding adjustment to cost of sales for the right to recover the products from its retail and wholesale customers. The refund liability recorded as of March 27, 2021 and March 28, 2020 was $46 million and $37 million, respectively, and the related asset for the right to recover returned product as of March 27, 2021 and March 28, 2020 was $14 million and $14 million, respectively.
Contract Balances
The Company’s contract liabilities are recorded within accrued expenses and other current liabilities and other long-term liabilities in its consolidated balance sheets depending on the short- or long-term nature of the payments to be recognized. The Company’s contract liabilities primarily consist of gift card liabilities, loyalty program liabilities and advanced payments from product licensees. Total contract liabilities were $18 million and $22 million as of March 27, 2021 and March 28, 2020, respectively. During Fiscal 2021 and Fiscal 2020, the Company recognized $9 million and $20 million in revenue, respectively, relating to contract liabilities that existed at March 28, 2020 and March 30, 2019, respectively. There were no material contract assets recorded as of March 27, 2021 and March 28, 2020.
There were no changes in historical variable consideration estimates that were materially different from actual results.

Disaggregation of Revenue
The following table presents the Company’s segment revenues disaggregated by geographic location (in millions):

	Fiscal Years Ended
	March 27, 2021	March 28, 2020	March 30, 2019
Versace revenue - the Americas	$201	$186	$22
Versace revenue - EMEA	276	420	66
Versace revenue - Asia	241	237	49
Total Versace	718	843	137
Jimmy Choo revenue - the Americas	102	107	96
Jimmy Choo revenue - EMEA	146	282	321
Jimmy Choo revenue - Asia	170	166	173
Total Jimmy Choo	418	555	590
Michael Kors revenue - the Americas	1,869	2,822	3,064
Michael Kors revenue - EMEA	607	821	892
Michael Kors revenue - Asia	448	510	555
Total Michael Kors	2,924	4,153	4,511

Total revenue - the Americas	2,172	3,115	3,182
Total revenue - EMEA	1,029	1,523	1,279
Total revenue - Asia	859	913	777
Total revenue	$4,060	$5,551	$5,238

4. Leases
The following table presents the Company’s supplemental balance sheets information related to leases (in millions):

	Balance Sheet Location	March 27, 2021	March 28, 2020
Assets
Operating leases	Operating lease right-of-use assets	$1,504	$1,625

Liabilities
Current:
Operating leases	Short-term portion of operating lease liabilities	$447	$430
Non-current:
Operating leases	Long-term portion of operating lease liabilities	$1,657	$1,758

The components of net lease costs for the fiscal year ended March 27, 2021 and March 28, 2020 were as follows (in millions):

	Consolidated Statement of Operations and Comprehensive (Loss) Income Location	March 27, 2021	March 28, 2020
Operating lease cost	Selling, general and administrative expenses	$432	$449
Variable lease cost (1)	Selling, general and administrative expenses	69	155
Short-term lease cost	Selling, general and administrative expenses	15	18
Sublease income	Selling, general and administrative expenses	(6)	(6)
Total lease cost		$510	$616
(1)The Company elected to account for rent concessions negotiated in connection with COVID-19 as if it were contemplated as part of the existing contract and these concessions are recorded as variable lease expense. As of the fiscal year ended March 27, 2021, rent concessions due to COVID-19 were $52 million. There is an immaterial impact from these concessions for the fiscal year ended March 28, 2020.
The following table presents the Company’s supplemental cash flow information related to leases (in millions):

	March 27, 2021	March 28, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$488	$495
Non-cash transactions:
Lease assets obtained in exchange for new lease liabilities	348	428
Rent concessions due to COVID-19	52	—
The following tables summarizes the weighted average remaining lease term and weighted average discount rate related to the Company’s operating lease right-of-use assets and lease liabilities recorded on the balance sheets as of March 27, 2021 and March 28, 2020:

	March 27, 2021	March 28, 2020
Operating leases:
Weighted average remaining lease term (years)	6.2	6.6
Weighted average discount rate	3.1%	2.9%
At March 27, 2021, the future minimum lease payments under the terms of these noncancelable operating lease agreements are as follows (in millions):

March 27, 2021
Fiscal 2022	$502
Fiscal 2023	437
Fiscal 2024	370
Fiscal 2025	291
Fiscal 2026	221
Thereafter	493
Total lease payments	2,314
Less: interest	(210)
Total lease liabilities	$2,104

At March 27, 2021, the future minimum sublease income under the terms of these noncancelable operating lease agreements are as follows (in millions):

March 27, 2021
Fiscal 2022	$5
Fiscal 2023	5
Fiscal 2024	4
Fiscal 2025	4
Fiscal 2026	3
Thereafter	8
Total sublease income	$29
Additionally, the Company had approximately $23 million and $13 million of future payment obligations related to executed lease agreements for which the related lease has not yet commenced as of March 27, 2021 and March 28, 2020, respectively.
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
Fiscal 2019
Acquisition of Versace
On December 31, 2018, the Company completed the acquisition of Versace for a total enterprise value of approximately €1.753 billion (or approximately $2.005 billion), giving effect to an investment made by the Versace family at acquisition of 2.4 million shares. The acquisition was funded through a combination of borrowings under the Company’s 2018 Term Loan Facility, drawings under the Company’s Revolving Credit Facility and cash on hand.
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

The following table summarizes the unaudited pro-forma consolidated results of operations for the fiscal year ended March 30, 2019 as if the acquisition had occurred on April 2, 2017, the beginning of Fiscal 2018 (in millions):

March 30, 2019
Pro-forma total revenue	$5,983
Pro-forma net income	579
Pro-forma net income per ordinary share attributable to Capri:
Basic	$3.82
Diluted	$3.78
The unaudited pro-forma consolidated results above are based on the historical financial statements of the Company and Versace and are not necessarily indicative of the results of operations that would have been achieved if the acquisition was completed at the beginning of Fiscal 2018 and are not indicative of the future operating results of the combined company. The financial information for Versace prior to the acquisition has been included in the pro-forma results of operations on a calendar-year basis and includes certain adjustments to Versace’s historical consolidated financial statements to align with U.S. GAAP and the Company’s accounting policies. The pro-forma consolidated results of operations also include the effects of purchase accounting adjustments, including amortization charges related to the definite-lived intangible assets acquired, fair value adjustments relating to leases and property and equipment, and the related tax effects assuming that the business combination occurred on April 2, 2017. Purchase accounting amortization of the inventory step-up adjustment has been excluded from the above pro-forma amounts due to the short-term nature of this adjustment. The pro-forma consolidated financial statements also reflect the impact of debt repayment and borrowings made to finance the acquisition and exclude historical interest expenses related to Versace’s €90 million pre-existing debt. Transaction costs of $41 million for Fiscal 2019, which have been recorded within restructuring and other charges in the Company’s consolidated statements of operations and comprehensive (loss) income, have been excluded from the above pro-forma consolidated results of operations due to their non-recurring nature. The shares used to calculate the pro-forma net income per ordinary share attributable to Capri reflect the weighted average impact of a 2.4 million ordinary share investment made by the Versace family at acquisition date.

6. Receivables, net
Receivables, net consist of (in millions):

	March 27, 2021	March 28, 2020
Trade receivables (1)	$412	$432
Receivables due from licensees	20	14
	432	446
Less: allowances	(59)	(138)
	$373	$308

(1)As of March 27, 2021 and March 28, 2020, $81 million and $80 million, respectively, of trade receivables were insured.
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
The Company’s allowance for credit losses is determined through analysis of periodic aging of receivables and assessments of collectability based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers and the impact of general economic conditions. The past due status of a receivable is based on its contractual terms. Amounts deemed uncollectible are written off against the allowance when it is probable the amounts will not be recovered. Allowance for credit losses was $25 million and $39 million as of March 27, 2021 and March 28, 2020, respectively, including the impact related to COVID-19. The Company had credit loss of $(3) million, $29 million and $4 million, respectively, for Fiscal 2021, Fiscal 2020 and Fiscal 2019.

7. Concentration of Credit Risk, Major Customers and Suppliers
Financial instruments that subject the Company to concentration of credit risk are cash and cash equivalents and receivables. As part of its ongoing procedures, the Company monitors its concentration of deposits with various financial institutions in order to avoid any undue exposure. The Company mitigates its risk by depositing cash and cash equivalents in major financial institutions. The Company also mitigates its credit risk by obtaining insurance coverage for a portion of its receivables (see Note 6). No individual customer accounted for 10% or more of the Company’s total revenues during Fiscal 2021, Fiscal 2020 or Fiscal 2019.
The Company contracts for the purchase of finished goods principally with independent third-party contractors, whereby the contractor is generally responsible for all manufacturing processes. Although the Company does not have any long-term agreements with any of its manufacturing contractors, the Company believes it has mutually satisfactory relationships with them. The Company allocates product manufacturing among agents and contractors based on their capabilities, the availability of production capacity, quality, pricing and delivery. The inability of certain contractors to provide needed services on a timely basis could adversely affect the Company’s operations and financial condition. For Fiscal 2021, Fiscal 2020 and Fiscal 2019, one contractor accounted for approximately 18%, 20% and 21%, respectively, of the Company’s total finished goods purchases, based on dollar volume.
The Company also has relationships with various agents who source finished goods with numerous contractors on behalf of its Michael Kors brand. For Fiscal 2021, Fiscal 2020 and Fiscal 2019, one agent sourced approximately 26%, 26% and 24%, respectively, of Michael Kors finished goods, based on unit volume.

8. Property and Equipment, net
Property and equipment, net, consists of (in millions):

	March 27, 2021	March 28, 2020
Leasehold improvements	$737	$704
Computer equipment and software	359	329
Furniture and fixtures	350	329
Equipment	139	136
In-store shops (1)	53	236
Building	51	49
Land	20	19
	1,709	1,802
Less: accumulated depreciation and amortization (1)	(1,271)	(1,310)
	438	492
Construction-in-progress	47	69
	$485	$561

(1)The Company wrote off $179 million of fully depreciated assets which were no longer in service from in-store shops and related accumulated depreciation during the fiscal year ended March 27, 2021.
Depreciation and amortization of property and equipment for the fiscal years ended March 27, 2021, March 28, 2020, and March 30, 2019 totaled $165 million, $200 million and $188 million, respectively. During Fiscal 2021, Fiscal 2020 and Fiscal 2019, the Company recorded property and equipment impairment charges of $23 million, $77 million and $19 million, respectively, primarily related to the Company's retail store locations. See Note 14 for additional information.

9. Intangible Assets and Goodwill
The following table details the carrying values of the Company’s intangible assets other than goodwill (in millions):

	March 27, 2021			March 28, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets:
Reacquired rights	$400	$77	$323	$400	$61	$339
Trademarks	23	21	2	23	20	3
Customer relationships	437	86	351	404	51	353
	860	184	676	827	132	695

Indefinite-lived intangible assets:
Jimmy Choo brand (1)	587	249	338	547	180	367
Versace brand (2)	978	—	978	924	—	924
	1,565	249	1,316	1,471	180	1,291

Total intangible assets, excluding goodwill	$2,425	$433	$1,992	$2,298	$312	$1,986

(1)The year-over-year change in carrying value reflects an impairment charge of $69 million and foreign currency translation of $40 million for the fiscal year ended March 27, 2021. The Company recorded an impairment charge of $180 million for the fiscal year ended March 28, 2020.
(2)The year-over-year change in value relates to foreign currency translation.
Reacquired rights relate to the Company’s reacquisition of the rights to use the Michael Kors trademarks and to import, sell, advertise and promote certain of its products in the previously licensed territories in the Greater China region and are being amortized through March 31, 2041, the expiration date of the related license agreement. The trademarks relate to the Michael Kors brand name and are amortized over twenty years. Customer relationships are generally amortized over five to eighteen years. Amortization expense for the Company’s definite-lived intangibles was $47 million, $49 million and $37 million, respectively, for each of the fiscal years ended March 27, 2021, March 28, 2020 and March 30, 2019.
Indefinite-lived intangible assets other than goodwill included the Versace and Jimmy Choo brands, which were recorded in connection with the acquisitions of Versace and Jimmy Choo, and have an indefinite life due to being essential to the Company’s ability to operate the Versace and Jimmy Choo businesses for the foreseeable future.
Estimated amortization expense for each of the next five years is as follows (in millions):

Fiscal 2022	$47
Fiscal 2023	47
Fiscal 2024	47
Fiscal 2025	47
Fiscal 2026	47
Fiscal 2027 and thereafter	441
$676
The future amortization expense above reflects weighted-average estimated remaining useful lives of 20 years for reacquired rights, 2 years for trademarks and 12 years for customer relationships.

The following table details the changes in goodwill for each of the Company’s reportable segments (in millions):

	Versace	Jimmy Choo	Michael Kors	Total
Balance at March 30, 2019	861	678	120	$1,659
Acquisition	—	11	—	11
Measurement period adjustment (1)	26	—	—	26
Impairment charges (2)	—	(171)	—	(171)
Foreign currency translation	(6)	(31)	—	(37)
Balance at March 28, 2020	881	487	120	1,488
Impairment charges (2)	—	(94)	—	(94)
Foreign currency translation	52	52	—	104
Balance at March 27, 2021	$933	$445	$120	$1,498

(1)See Note 5 for additional information.
(2)The Company recorded impairment charges during Fiscal 2021 of $94 million related to the Jimmy Choo wholesale and licensing reporting units, and $171 million during Fiscal 2020 related to the Jimmy Choo retail and licensing reporting units.
The Company’s goodwill and the Versace and Jimmy Choo brands are not subject to amortization but are evaluated for impairment annually in the last quarter of each fiscal year, or whenever impairment indicators exist. During the fourth quarter of Fiscal 2021, the Company performed its annual goodwill and indefinite-lived intangible assets impairment analysis for its three segments. The Company performed its goodwill impairment assessment for its Michael Kors segment using a qualitative assessment. Based on the results of the Company’s qualitative impairment assessment, the Company concluded that it is more likely than not that the fair value of the Michael Kors’ reporting units exceeded their carrying value and, therefore, were not impaired.
The Company performed its annual goodwill and indefinite-lived intangible assets impairment analysis for both the Versace and Jimmy Choo reporting units, using a combination of income and market approaches to estimate the fair value of each brands' reporting units. The Company also elected to perform an impairment analysis for both the Versace and Jimmy Choo brand indefinite-lived intangible assets using an income approach to estimate the fair values. Based on the results of these assessments, the Company determined there was no impairment loss for the Jimmy Choo Retail reporting unit. The Company also concluded that the fair values of the Versace reporting units and the brand intangible assets exceeded the related carrying amounts and no impairment was required.
However, the Company concluded that the fair value of the Jimmy Choo Wholesale and Jimmy Choo Licensing reporting units, along with the Jimmy Choo brand indefinite-lived intangible assets, did not exceed their related carrying amounts. These impairment charges were primarily related to higher discount rates in the current year driven by a change in market factors as well as a shift in expected revenue and earnings mix to the retail segment.
Accordingly, the Company recorded impairment charges of $94 million related to the Jimmy Choo Retail and Jimmy Choo Licensing reporting units and $69 million related to the Jimmy Choo brand intangible assets during Fiscal 2021. The Company recorded impairment charges of $171 million related to the Jimmy Choo Retail and Jimmy Choo Licensing reporting units and $180 million related to the Jimmy Choo brand intangible assets during Fiscal 2020. The impairment charges were recorded within impairment of assets on our consolidated statement of operations and comprehensive (loss) income for the fiscal years ended March 27, 2021 and March 28, 2020. The Company did not record any such impairment charges in Fiscal 2019. See Note 14 for additional information.

10. Current Assets and Current Liabilities
Prepaid expenses and other current assets consist of the following (in millions):

	March 27, 2021	March 28, 2020
Prepaid taxes	$133	$116
Other accounts receivables	13	10
Interest receivable related to net investment hedges	12	1
Prepaid contracts	11	17
Other	36	23
	$205	$167
Accrued expenses and other current liabilities consist of the following (in millions):

	March 27, 2021	March 28, 2020
Other taxes payable	$46	$38
Return liabilities	46	37
Accrued rent (1)	20	10
Charitable donations (2)	20	—
Accrued capital expenditures	17	31
Professional services	13	10
Accrued litigation	12	10
Gift and retail store credits	12	11
Accrued advertising and marketing	11	9
Accrued interest	10	8
Restructuring liability	9	9
Accrued purchases and samples	8	3
Other	73	65
	$297	$241

(1)The accrued rent balance relates to variable lease payments.
(2)Relates to a $20 million unconditional pledge to The Capri Holdings Foundation for the Advancement of Diversity in Fashion.

11. Restructuring and Other Charges
Capri Retail Store Optimization Program
As previously announced, the Company intends to close approximately 170 of its retail stores over two fiscal years, which began during Fiscal 2021 and will continue into Fiscal 2022, in connection with its Capri Retail Store Optimization Program in order to improve the profitability of its retail store fleet. In addition, the Company expects to incur approximately $75 million of one-time costs related to this program, including lease termination and other store closure costs, the majority of which are expected to result in future cash expenditures.

During Fiscal 2021, the Company closed 101 of its retail stores which have been incorporated into the Capri Retail Store Optimization Program. Net restructuring charges recorded in connection with the Capri Retail Store Optimization Program during Fiscal 2021 was $5 million. The below table presents a roll forward of the Company's restructuring liability related to its Capri Retail Store Optimization Program (in millions):

	Severance and benefit costs	Lease-related and other costs	Total
Balance at March 28, 2020	$—	$—	$—
Additions charged to expense (1)	2	11	13
Payments	(2)	(11)	(13)
Other	—	3	3
Balance at March 27, 2021	$—	$3	$3

(1)Excludes a net credit of $8 million related to lease termination gains of previously impaired operating lease right-of-use assets partially offset by additional impairments for the stores closing under the Company’s Capri Retail Store Optimization Program during Fiscal 2021.
Michael Kors Retail Fleet Optimization Plan
During Fiscal 2020, the Company recorded restructuring charges of $5 million under the Michael Kors Retail Fleet Optimization Plan, which was completed during the fourth quarter of Fiscal 2020.

Other Restructuring Charges
In addition to the restructuring charges related to the Capri Retail Store Optimization Plan, the Company incurred charges of $8 million primarily relating to closures of corporate locations during Fiscal 2021.
The Company incurred $3 million of restructuring charges related to the Michael Kors Retail Fleet Optimization Plan during Fiscal 2020, primarily consisting of lease-related costs.
Other Costs
During Fiscal 2021, the Company recorded costs of $19 million primarily related to equity awards associated with the acquisition of Versace.
During Fiscal 2020, the Company recorded costs of $34 million, which included $24 million in connection with the Versace acquisition, $9 million in connection with the acquisition of Jimmy Choo and $1 million in connection with the acquisition of Gozzi.

12. Debt Obligations
The following table presents the Company’s debt obligations (in millions):

	March 27, 2021	March 28, 2020
Term Loan	$870	$1,015
Senior Notes due 2024	450	450
Revolving Credit Facility	—	720
Other	30	3
Total debt	1,350	2,188
Less: Unamortized debt issuance costs	7	8
Less: Unamortized discount on long-term debt	1	1
Total carrying value of debt	1,342	2,179
Less: Short-term debt	123	167
Total long-term debt	$1,219	$2,012

Senior Secured Revolving Credit Facility
On June 25, 2020, the Company entered into the second amendment (the “Second Amendment”) to its third amended and restated credit facility, dated as of November 15, 2018 (the “2018 Credit Facility”), with, among others, JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”). Pursuant to the Second Amendment, the obligations under the 2018 Credit Facility are secured by liens on substantially all of the assets of the Company and its U.S. subsidiaries that are borrowers and guarantors, subject to certain exceptions, and substantially all of the registered intellectual property of the Company and its subsidiaries. This requirement for collateral will fall away if the Company achieves an investment grade ratings requirement for two consecutive full fiscal quarters. The Amendment adds a restriction on the disposition of assets and a requirement to prepay the term loans with certain net cash proceeds of non-ordinary course asset sales, subject to certain exceptions and a reinvestment option with respect to up to $100 million of net cash proceeds in the aggregate.
Pursuant to the Second Amendment, the financial covenant in the Company’s 2018 Credit Facility requiring it to maintain a ratio of the sum of total indebtedness plus the capitalized amount of all operating lease obligations for the last four fiscal quarters to Consolidated EBITDAR of no greater than 3.75 to 1.0 has been waived through the fiscal quarter ending June 26, 2021. The Company terminated the waiver period effective May 26, 2021. Effective as of that date, the applicable ratio will be calculated net of the Company’s unrestricted cash and cash equivalents in excess of $100 million and shall exclude up to $150 million of supply chain financings, and the maximum permitted net leverage ratio will be 4.00 to 1.0. In addition, until March 31, 2021, the material adverse change representation required to be made in connection with revolving borrowings and the issuance or amendment of letters of credit will be modified to disregard certain COVID-19 pandemic-related impacts to the business, results of operations or financial condition of the Company and its subsidiaries, taken as a whole. The Second Amendment also requires the Company, during the period from June 25, 2020 until it delivers its financial statements with respect to the fiscal quarter ending June 26, 2021, to maintain at all times unrestricted cash and cash equivalents plus the aggregate undrawn amounts under the revolving facilities under the 2018 Credit Facility of not less than $300 million, increasing to $400 million on October 1, 2020 and $500 million on December 1, 2020.
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
The 2018 Credit Facility provides for a $1 billion revolving credit facility (the "Revolving Credit Facility"), which may be denominated in U.S. dollars and other currencies, including Euros, Canadian Dollars, Pounds Sterling, Japanese Yen and Swiss Francs. The Revolving Credit Facility also provides sub-facilities for the issuance of letters of credit of up to $75 million and swing loans of up to $75 million. The 2018 Credit Facility also provides for a $1.6 billion term loan facility (the "2018 Term Loan Facility"). The 2018 Term Loan Facility is divided into two tranches, with the second tranche maturing in December 2023, which requires a quarterly payment of $24 million. As of March 27, 2021, the Company has fully paid off Tranche 1 of the 2018 Term Loan Facility.

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
As of the last day of Fiscal 2021, the 2018 Credit Facility requirement of the Company to maintain a leverage ratio as of the end of each fiscal quarter of no greater than 3.75 to 1 has been waived through the fiscal quarter ending June 26, 2021. Such leverage ratio is calculated based on the ratio of consolidated total indebtedness plus the capitalized amount of all operating lease liabilities presented on our consolidated balance sheets to Consolidated EBITDAR (as defined below) for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined as consolidated net income plus income tax expense, net interest expense, depreciation and amortization expense, consolidated rent expense and other non-cash charges, subject to certain additions and deductions. The 2018 Credit Facility also includes covenants that limit additional indebtedness, guarantees, liens, acquisitions and other investments and cash dividends that are customary for financings of this type. See Note 22 for additional information. As of March 27, 2021 and the date these financial statements were issued, the Company was in compliance with all covenants related to this agreement, which was calculated based on the unrestricted cash and cash equivalents plus the aggregate undrawn amounts of no less than $500 million under the 2018 Credit Facility.
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
As of March 27, 2021, the Company had no borrowings outstanding under the Revolving Credit Facility as a result of repaying the remaining borrowings. As of March 28, 2020, the Company had $681 million borrowings outstanding under the Revolving Credit Facility, which were recorded within long-term debt in its consolidated balance sheets. In addition, stand-by letters of credit of $27 million and $18 million were outstanding as of March 27, 2021 and March 28, 2020, respectively. At March 27, 2021, the amount available for future borrowings under the Revolving Credit Facility and the 364 Day facility were $973 million and $230 million, respectively.
As of March 27, 2021, the carrying values of borrowings outstanding under the 2018 Term Loan Facility were $865 million, net of debt issuance costs of $5 million, $97 million of which was recorded within short-term debt while $768 million was recorded within long-term debt in the Company's consolidated balance sheets. As of March 28, 2020, the carrying values of borrowings outstanding under the 2018 Term Loan Facility were $1.010 billion, net of debt issuance costs of $5 million, $128 million of which was recorded within short-term debt while $882 million was recorded within long-term debt in the Company's consolidated balance sheets.
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
As of March 27, 2021, the Senior Notes bear interest at a rate of 4.500% per year, subject to adjustments from time to time if either Moody’s or S&P (or a substitute rating agency therefore) downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the Senior Notes. Interest on the Senior Notes is payable semi-annually on May 1 and November 1 of each year, beginning on May 1, 2018.
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

As of March 27, 2021 and March 28, 2020, the carrying value of the Senior Notes was $447 million and $446 million, respectively, net of issuance costs and unamortized discount, which were recorded within long-term debt in the Company's consolidated balance sheets.
Supplier Financing Program
During the third quarter of Fiscal 2021, the Company began offering a supplier financing program to certain suppliers as the Company continues to identify opportunities to improve liquidity. This program enables suppliers, at their sole discretion, to sell their receivables (i.e., the Company’s payment obligations to suppliers) to a financial institution on a non-recourse basis in order to be paid earlier than current payment terms provide. The Company’s obligations, including the amount due and scheduled payment dates, are not impacted by a suppliers’ decision to participate in this program. The Company does not reimburse suppliers for any costs they incur to participate in the program and their participation is voluntary. The amount outstanding under this program as of March 27, 2021 was $17 million and is presented as short-term debt in the Company’s consolidated balance sheets.
Japan Credit Facility
In Fiscal 2021, the Company’s subsidiary in Japan renewed a short term credit facility (“Japan Credit Facility”) with Mitsubishi UFJ Financial Group (“MUFJ”), which may be used to fund general working capital needs of Michael Kors Japan K.K., subject to the bank’s discretion. The Japan Credit Facility is in effect through November 30, 2021. The Japan Credit Facility provides Michael Kors Japan K.K. with a revolving credit line of up to ¥1.0 billion (approximately $9 million). The Japan Credit Facility bears interest at a rate posted by the Bank plus 0.300% two business days prior to the date of borrowing or the date of interest renewal. As of March 27, 2021 the Company had $9 million borrowings outstanding under the Japan Credit Facility and no borrowings outstanding as of March 28, 2020, which were recorded within short-term debt in the Company's consolidated balance sheets.
Hong Kong Credit Facility
In May 2020, the Company’s Hong Kong subsidiary, MKHKL, renewed its uncommitted credit facility (“HK Credit Facility”) with HSBC, which may be used to fund general working capital needs of MKHKL through September 30, 2021 subject to the bank’s discretion. The HK Credit Facility provides MKHKL with a revolving line of credit of up to 100 million Hong Kong Dollars (approximately $13 million), and may be used to support bank guarantees. Borrowings under the HK Credit Facility must be made in increments of at least 5 million Hong Kong Dollars and bear interest at the Hong Kong Interbank Offered Rate (“HIBOR”) plus 150 basis points. As of March 27, 2021 and March 28, 2020, there were no borrowings outstanding under the HK Credit Facility. As of March 27, 2021, bank guarantees supported by this facility were 3 million Hong Kong Dollars (less than $1 million). At March 27, 2021, the amount available for future borrowings under the HK Credit Facility was 97 million Hong Kong Dollars (approximately $13 million).

China Credit Facility
In January 2019, the Company’s subsidiary in China, MKTSCL, entered into a short-term credit facility (“China Credit Facility”) with HSBC, which may be used to fund general working capital needs, not to exceed 12 months. The China Credit Facility is in effect through December 31, 2021. The China Credit Facility provides MKTSCL with a Revolving Loan Facility of up to RMB 70 million (approximately $11 million), an overdraft facility with a credit line of RMB 10 million (approximately $1 million) and a non-financial bank guarantee facility of RMB 20 million (approximately $3 million) or its equivalent in another currency, at lender’s discretion. Borrowings under the China Credit Facility bear interest at 105% of the applicable People’s Bank of China’s Benchmark lending rate at the time of borrowing. As of March 27, 2021 and March 28, 2020, the Company had no borrowings outstanding under the China Credit Facility.
Versace Credit Facilities
In June 2019, the Company’s subsidiary, Versace, entered into two uncommitted short-term credit facilities, one with Unicredit and the other with Intesa (“Versace Credit Facilities”), which may be used for general working capital needs of Versace. The Versace Credit Facilities provide Versace with a swing line of credit of up to €32 million (approximately $38 million), with interest set by the bank on the date of borrowing. As of March 27, 2021, there were no borrowings outstanding under the Versace Credit Facility. As of March 28, 2020, there were borrowings outstanding of €25 million (approximately $28 million), which were recorded within short-term debt in the Company's consolidated balance sheets.

In November 2018, Versace entered into an overdraft facility ("Versace Overdraft Facility"), which may be used for general working capital needs of Versace. The overdraft facility provides Versace with a line of credit of up to €5 million (approximately $6 million). As of March 27, 2021 and March 28, 2020, there were no borrowings outstanding under the Versace Overdraft Facility.
In January 2018, Versace entered into an uncommitted short-term credit facility (“Versace Credit Facility”), which may be used for general working capital needs of Versace. The Versace Credit Facility provides Versace with a swing line of credit of up to €20 million (approximately $24 million), with interest set by the bank on the date of borrowing. As of March 27, 2021, there were no borrowings outstanding under the Versace Credit Facility. As of March 28, 2020, there were borrowings outstanding of €10 million (approximately $11 million), which were recorded within short-term debt in the Company's consolidated balance sheets.

13. Commitments and Contingencies
Commitments
The Company has issued stand-by letters of credit to guarantee certain of its retail and corporate operating lease commitments, aggregating $33 million at March 27, 2021, including $27 million in letters of credit issued under the Revolving Credit Facility.
Other Commitments
As of March 27, 2021, the Company also has other contractual commitments aggregating $2.108 billion, which consist of inventory purchase commitments of $688 million, debt obligations of $1.350 billion and other contractual obligations of $70 million, which primarily relate to the Company’s marketing and advertising obligations, information technology agreements and supply agreements.
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
Contingencies
In the ordinary course of business, the Company is party to various legal proceedings and claims. Although the outcome of such items cannot be determined with certainty, the Company does not believe that the outcome of all pending legal proceedings in the aggregate will have a material adverse effect on its cash flow, results of operations or financial position.

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
At March 27, 2021 and March 28, 2020, the fair values of the Company’s forward foreign currency exchange contracts, interest rate swaps and net investment hedges were determined using broker quotations, which were calculations derived from observable market information: the applicable currency rates at the balance sheet date and those forward rates particular to the contract at inception. The Company makes no adjustments to these broker obtained quotes or prices, but assesses the credit risk of the counterparty and would adjust the provided valuations for counterparty credit risk when appropriate. The fair values of the forward contracts are included in prepaid expenses and other current assets, and in accrued expenses and other current liabilities in the consolidated balance sheets, depending on whether they represent assets or liabilities to the Company. The fair values of net investment hedges and interest rate swaps are included in other assets, and in other long-term liabilities in the consolidated balance sheets, depending on whether they represent assets or liabilities of the Company. See Note 15 for detail.
All contracts are measured and recorded at fair value on a recurring basis and are categorized in Level 2 of the fair value hierarchy, as shown in the following table (in millions):

	Fair value at March 27, 2021, using:			Fair value at March 28, 2020, using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets:
Forward foreign currency exchange contracts	$—	$2	$—	$—	$1	$—
Net investment hedges	—	3	—	—	3	—
Total derivative assets	$—	$5	$—	$—	$4	$—

Derivative liabilities:
Forward foreign currency exchange contracts	$—	$1	$—	$—	$—	$—
Net investment hedges	—	263	—	—	—	—
Designated interest rate swaps	—	1	—	—	—	—
Total derivative liabilities	$—	$265	$—	$—	$—	$—
The Company’s long-term debt obligations are recorded in its consolidated balance sheets at carrying values, which may differ from the related fair values. The fair value of the Company’s long-term debt is estimated using external pricing data, including any available quoted market prices and based on other debt instruments with similar characteristics. Borrowings under revolving credit agreements, if outstanding, are recorded at carrying value, which approximates fair value due to the frequent nature of such borrowings and repayments. See Note 12 for detailed information related to carrying values of the Company’s outstanding debt. The following table summarizes the carrying values and estimated fair values of the Company’s short- and long-term debt, based on Level 2 measurements (in millions):

	March 27, 2021		March 28, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior Notes due 2024	$447	$470	$446	$443
Term Loan	$865	$866	$1,010	$957
Revolving Credit Facilities	$—	$—	$720	$720
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
The following table details the carrying values and fair values of the Company’s assets that have been impaired (in millions):

	Carrying Value Prior to Impairment	Fair Value	Impairment Charge (1)
Fiscal 2021:
Operating Lease Right-of-Use Assets	$326	$191	$135
Goodwill	319	225	94
Brands	407	338	69
Property and Equipment	30	7	23
Total	$1,082	$761	$321

Fiscal 2020:
Operating Lease Right-of-Use Assets	$717	$437	$280
Brands	547	367	180
Goodwill	474	303	171
Property and Equipment	105	28	77
Total	$1,843	$1,135	$708

Fiscal 2019:
Property and Equipment	26	7	19
Lease Rights	3	1	2
Total	$29	$8	$21

(1)Includes $5 million of impairment charges that were recorded within restructuring and other charges related to the Capri Retail Store Optimization Program during the Fiscal 2021.
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
There were no impairment charges related to goodwill or indefinite-lived intangible assets in Fiscal 2019.

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
On September 24, 2018, in connection with the acquisition of Versace, the Company entered into forward foreign currency exchange contracts with a total notional amount of €1.680 billion (approximately $2.001 billion) to mitigate its foreign currency exchange risk through the expected closing date of the acquisition. This derivative contract was not designated as an accounting hedge and was settled on December 21, 2018 as a result of the debt issued in connection with the acquisition of Versace (see Note 12 for further information). Changes in fair value were recorded to foreign currency (gain) loss in the Company’s consolidated statement of operations and comprehensive (loss) income for Fiscal 2019.
Net Investment Hedges
As of March 27, 2021, the Company had multiple fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $3 billion to hedge its net investment in Euro-denominated subsidiaries and $194 million to hedge its net investment in Japanese Yen-denominated subsidiaries against future volatility in the exchange rates between the U.S. Dollar and these currencies. Under the term of these contracts, the Company will exchange the semi-annual fixed rate payments on U.S. denominated debt for fixed rate payments of 0% to 4.508% in Euros and 0% to 3.588% in Japanese Yen. Certain of these contracts include mandatory early termination dates between November 2022 and February 2026, while the remaining contracts have maturity dates between July 2022 and August 2027. These contracts have been designated as net investment hedges
During the fourth quarter of Fiscal 2020, the Company terminated all of its net investment hedges related to its Euro-denominated subsidiaries. The early termination of these hedges resulted in the Company receiving $296 million in cash during the fourth quarter of Fiscal 2020. This resulted in a pre-tax gain of $211 million being recognized in other comprehensive income (loss) ("OCI") during the fourth quarter of Fiscal 2020.
When a cross-currency swap is used as a hedging instrument in a net investment hedge assessed under the spot method, the cross-currency basis spread is excluded from the assessment of hedge effectiveness and is recognized as a reduction in interest expense in the Company’s consolidated statements of operations and comprehensive (loss) income. Accordingly, the Company recorded a reduction in interest expense of $16 million, $71 million and $17 million, respectively, during Fiscal 2021, Fiscal 2020 and Fiscal 2019.
Interest Rate Swap
As of March 27, 2021, the Company had an interest rate swap with an initial notional amount of $500 million that will decrease to $350 million in April 2022. The swap was designated as a cash flow hedge designed to mitigate the impact of adverse interest rate fluctuations for a portion of the Company’s variable-rate debt equal to the notional amount of the swap. The interest rate swap converts the one-month Adjusted LIBOR interest rate on these borrowings to a fixed interest rate of 0.237% through December 2022.
When an interest rate swap agreement qualifies for hedge accounting as a cash flow hedge, the changes in the fair value are recorded in equity as a component of accumulated other comprehensive income (loss) and are reclassified into interest expense in the same period during which the hedged transactions affect earnings. During Fiscal 2021, the Company recorded an immaterial amount of interest expense related to this agreement.

The following table details the fair value of the Company’s derivative contracts, which are recorded on a gross basis in the consolidated balance sheets as of March 27, 2021 and March 28, 2020 (in millions):

			Fair Values
	Notional Amounts		Assets				Liabilities
	March 27, 2021	March 28, 2020	March 27, 2021		March 28, 2020		March 27, 2021		March 28, 2020
Designated forward foreign currency exchange contracts	$155	$161	$2	(1)	$1	(1)	$1	(2)	$—
Designated net investment hedge	3,194	44	3	(3)	3	(3)	263	(4)	—
Designated interest rate swap	500	—	—		—		1	(4)	—
Total designated hedges	3,849	205	5		4		265		—
Undesignated derivative contracts (5)	13	—	—		—		—		—
Total	$3,862	$205	$5		$4		$265		$—

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
The Company records and presents the fair values of all of its derivative assets and liabilities in its consolidated balance sheets on a gross basis, as shown in the above table. However, if the Company were to offset and record the asset and liability balances for its derivative instruments on a net basis in accordance with the terms of its master netting arrangements, which provide for the right to set-off amounts for similar transactions denominated in the same currencies, the resulting impact as of March 27, 2021 and March 28, 2020 would be as follows (in millions):

	Forward Currency Exchange Contracts		Net Investment Hedges		Interest Rate Swap
	March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020
Assets subject to master netting arrangements	$2	$1	$3	$3	$—	$—
Liabilities subject to master netting arrangements	$1	$—	$263	$—	$1	$—
Derivative assets, net	$1	$1	$3	$3	$—	$—
Derivative liabilities, net	$—	$—	$263	$—	$1	$—
The Company’s master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties.
Changes in the fair value of the Company’s forward foreign currency exchange contracts that are designated as accounting hedges are recorded in equity as a component of accumulated other comprehensive income (loss), and are reclassified from accumulated other comprehensive income (loss) into earnings when the items underlying the hedged transactions are recognized into earnings, as a component of cost of sales within the Company’s consolidated statements of operations and comprehensive (loss) income. The net gain or loss on net investment hedges are reported within foreign currency translation gains and losses (“CTA”) as a component of accumulated other comprehensive income (loss) on the Company’s consolidated balance sheets. Upon discontinuation of the hedge, such amounts remain in CTA until the related net investment is sold or liquidated. Changes in the fair value of the Company’s interest rate swaps that are designated as accounting hedges are recorded in equity as a component of accumulated other comprehensive income (loss) and are reclassified from accumulated other comprehensive income (loss) into earnings when the items underlying the hedged transactions are recognized into earnings, as a component of interest expense within the Company’s consolidated statements of operations and comprehensive (loss) income.

The following table summarizes the pre-tax impact of the gains and losses on the Company's designated forward foreign currency exchange contracts, net investment hedges and interest rate swaps (in millions):

	Fiscal Year Ended March 27, 2021	Fiscal Year Ended March 28, 2020	Fiscal Year Ended March 30, 2019
	Pre-Tax Losses Recognized in OCI	Pre-Tax Gains Recognized in OCI	Pre-Tax Gains Recognized in OCI
Designated forward foreign currency exchange contracts	$(2)	$6	$16
Designated net investment hedges	$(263)	$264	$47
Designated interest rate swaps	$(1)	$—	$—
The following tables summarize the impact of the gains and losses within the consolidated statements of operations and comprehensive (loss) income related to the designated forward foreign currency exchange contracts (in millions):

	Fiscal Year Ended
	Pre-Tax (Gains) Losses Reclassified from Accumulated OCI			Location of (Gains) Losses Recognized
	March 27, 2021	March 28, 2020	March 30, 2019
Designated forward currency exchange contracts	$(2)	$(10)	$4	Cost of Sales
The Company expects that substantially all of the amounts recorded in accumulated other comprehensive income (loss) for its forward foreign currency exchange contracts will be reclassified into earnings during the next 12 months, based upon the timing of inventory purchases and turnover.
Undesignated Hedges
During Fiscal 2021 and Fiscal 2020, the Company recognized an immaterial amount of net gains and losses and during Fiscal 2019, the Company recognized a net loss of $78 million within foreign currency (gain) loss in the Company’s consolidated statement of operations and comprehensive (loss) income as a result of the changes in the fair value of undesignated forward foreign currency contracts. The Fiscal 2019 amount was primarily comprised of a $77 million loss related to the derivative contracts entered into on September 25, 2018 to mitigate foreign currency exchange risk associated with the Versace acquisition that were settled on December 21, 2018.

16. Shareholders’ Equity
Share Repurchase Program
During the first quarter of Fiscal 2021, the Company suspended its $500 million share-repurchase program in response to the continued impact of the COVID-19 pandemic. During Fiscal 2021, the Company did not purchase any shares through open market transactions under the current plan. As of March 27, 2021, the remaining availability under the Company’s share repurchase program was $400 million. Share repurchases may be made in open market or privately negotiated transactions, subject to market conditions, applicable legal requirements, trading transactions under the Company’s insider trading policy and other relevant factors. The program may be suspended or discontinued at any time.
The Company also has in place a “withhold to cover” repurchase program, which allows the Company to withhold ordinary shares from certain executive officers and directors to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards. During Fiscal 2021 and Fiscal 2020, the Company withheld 48,528 shares and 63,958 shares, respectively, with a fair value of $1 million and $2 million, respectively, in satisfaction of minimum tax withholding obligations relating to the vesting of restricted share awards.

Accumulated Other Comprehensive Income (Loss)
The following table details changes in the components of accumulated other comprehensive income (loss) ("AOCI"), net of taxes for Fiscal 2021, Fiscal 2020 and Fiscal 2019 (in millions):

	Foreign Currency Translation Income (Loss) (1)	Net (Loss) Income on Derivatives (2)	Other Comprehensive Income (Loss) Attributable to Capri
Balance at April 1, 2018	$61	$(10)	$51
Other comprehensive (loss) income before reclassifications	(134)	14	(120)
Less: amounts reclassified from AOCI to earnings	—	(3)	(3)
Other comprehensive (loss) income, net of tax	(134)	17	(117)
Balance at March 30, 2019	(73)	7	(66)
Other comprehensive income before reclassifications	145	5	150
Less: amounts reclassified from AOCI to earnings	—	9	9
Other comprehensive income (loss), net of tax	145	(4)	141
Balance at March 28, 2020	72	3	75
Other comprehensive loss before reclassifications	(15)	(2)	(17)
Less: amounts reclassified from AOCI to earnings	—	2	2
Other comprehensive loss, net of tax	(15)	(4)	(19)
Balance at March 27, 2021	$57	$(1)	$56

(1)Foreign currency translation losses for Fiscal 2021 primarily include a $199 million loss, net of taxes of $63 million, primarily relating to the Company’s net investment hedges, a net $189 million translation gain and a net loss of $8 million, on intra-entity transactions that are of a long-term investment nature. Foreign currency translation gains for Fiscal 2020 includes a $219 million gain, net of taxes of $45 million, relating to the Company's net investment hedges, a $60 million translation loss relating to the Jimmy Choo business, a $10 million translation loss relating to the Versace business and a net gain of $6 million, on intra-entity transactions that are of a long-term investment nature.
(2)Reclassified amounts relate to the Company’s forward foreign currency exchange contracts for inventory purchases and are recorded within cost of goods sold in the Company’s consolidated statements of operations and comprehensive (loss) income. Other comprehensive income (loss) before reclassifications related to derivative instruments for Fiscal 2021 was immaterial. Other comprehensive income (loss) before reclassifications related to derivative instruments for Fiscal 2020 and Fiscal 2019 is net of a tax benefits of $0 million and $2 million, respectively. All tax effects were not material for the periods presented.

17. Share-Based Compensation
The Company grants equity awards to certain employees and directors of the Company at the discretion of the Company’s Compensation and Talent Committee. The Company has two equity plans which includes one stock option plan adopted in Fiscal 2008 (as amended and restated, the “2008 Plan”), and an Omnibus Incentive Plan adopted in the third fiscal quarter of Fiscal 2012 and amended and restated with shareholder approval in May 2015 and again in June 2020 (the “Incentive Plan”). The 2008 Plan only provided for grants of share options and was authorized to issue up to 23,980,823 ordinary shares. As of March 27, 2021, there were no shares available to grant equity awards under the 2008 Plan. The Incentive Plan allows for grants of share options, restricted shares and restricted stock units ("RSUs"), and other equity awards, and authorizes a total issuance of up to 18,846,000 ordinary shares. At March 27, 2021, there were 4,998,829 ordinary shares available for future grants of equity awards under the Incentive Plan. Option grants issued from the 2008 Plan generally expire ten years from the date of the grant, and those issued under the Incentive Plan generally expire seven years from the date of the grant.

Share Options
Share options are generally exercisable at the fair market value on the date of grant and vest on a pro-rata basis over a four year service period. The following table summarizes the share options activity during Fiscal 2021, and information about options outstanding at March 27, 2021:

	Number of Options	Weighted Average Exercise price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding at March 28, 2020	2,071,096	$50.66
Granted	—	$—
Exercised	(446,564)	$6.06
Canceled/forfeited	(474,272)	$61.73
Outstanding at March 27, 2021	1,150,260	$63.42	1.67	$4
Vested or expected to vest at March 27, 2021	1,150,260	$63.42	1.67
Vested and exercisable at March 27, 2021	1,014,945	$64.01	1.37	$4
There were 135,315 unvested options and 1,014,945 vested options outstanding at March 27, 2021. The total intrinsic value of options exercised during Fiscal 2021 was $10 million and immaterial during Fiscal 2020. The cash received from options exercised during Fiscal 2021 was $3 million and immaterial during Fiscal 2020. As of March 27, 2021, the remaining unrecognized share-based compensation expense for unvested share options was $1 million, which is expected to be recognized over the related weighted-average period of approximately 1.05 years.
There were no options granted during Fiscal 2021 or Fiscal 2020. The weighted average grant date fair value for options granted during Fiscal 2019 was $24.49. The following table represents assumptions used to estimate the fair value of options for the fiscal year ended March 30, 2019:

March 30, 2019
Expected dividend yield	0.0%
Volatility factor	36.9%
Weighted average risk-free interest rate	2.8%
Expected life of option	4.85 years
Restricted Awards
The Company grants RSUs at the fair market value on the date of the grant. The expense related to RSUs is based on the closing market price of the Company’s shares on the date of grant and is recognized ratably over the vesting period, net of expected forfeitures.
The Company grants two types of RSUs: time-based RSUs and performance-based RSUs. Time-based RSUs generally vest in full on the first anniversary of the date of grant for our independent directors, or in equal increments on each of the third or fourth anniversaries of the date of grant (unless the employee is retirement-eligible). Performance-based RSUs generally vest in full on the second or third anniversary of the date of grant, subject to the employee’s continued employment during the vesting period and only if certain pre-established cumulative performance targets are met. Expense related to performance-based RSUs is recognized ratably over the performance period, net of forfeitures, based on the probability of attainment of the related performance targets. The potential number of shares that may be earned ranges from 0%, if the minimum level of performance is not attained, to 150%, if the level of performance is at or above the predetermined maximum achievement level.

The following table summarizes the RSU activity during Fiscal 2021:

	Service-based		Performance-based
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at March 28, 2020	4,311,683	$40.34	772,172	$49.13
Granted	2,349,594	$19.21	12,318	$39.43
Change due to performance conditions	—	$—	43,661	$57.70
Vested	(1,354,285)	$41.46	(102,078)	$34.68
Canceled/forfeited	(411,475)	$40.18	(144,414)	$61.07
Unvested at March 27, 2021	4,895,517	$29.91	581,659	$49.17
The total fair value of service-based RSUs vested during Fiscal 2021, Fiscal 2020 and Fiscal 2019 was $56 million, $56 million and $47 million, respectively. The total fair value of performance-based RSUs vested during Fiscal 2021, Fiscal 2020 and Fiscal 2019 was $6 million, $3 million and $7 million, respectively. As of March 27, 2021, the remaining unrecognized share-based compensation expense for unvested service-based and performance-based RSU grants was $86 million and $4 million, respectively, which is expected to be recognized over the related weighted-average periods of approximately 2.32 years and 1.15 years, respectively.
There were no restricted shares vested during Fiscal 2021 or Fiscal 2020. The total fair value of restricted shares vested was $4 million during Fiscal 2019.
Share-Based Compensation Expense
The following table summarizes compensation expense attributable to share-based compensation for Fiscal 2021, Fiscal 2020 and Fiscal 2019 (in millions):

	Fiscal Years Ended
	March 27, 2021	March 28, 2020	March 30, 2019
Share-based compensation expense	$70	$70	$60
Tax benefits related to share-based compensation expense	$12	$7	$11
Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rates. The estimated value of future forfeitures for equity awards as of March 27, 2021 is $13 million.

18. Taxes
The Company is a United Kingdom tax resident and is incorporated in the British Virgin Islands. Capri’s subsidiaries are subject to taxation in the U.S. and various other foreign jurisdictions, which are aggregated in the “Non-U.S.” information captioned below.
Income (loss) before provision for income taxes consisted of the following (in millions):

	Fiscal Years Ended
	March 27, 2021	March 28, 2020	March 30, 2019
U.S.	$(56)	$(28)	$191
Non-U.S.	59	(187)	430
Total income (loss) before provision for income taxes	$3	$(215)	$621
The provision for income taxes was as follows (in millions):

	Fiscal Years Ended
	March 27, 2021	March 28, 2020		March 30, 2019
Current
U.S. Federal	$35	$4	(2)	$82	(1)
U.S. State	20	19		24
Non-U.S.	81	60		44
Total current	136	83		150
Deferred
U.S. Federal	(37)	(22)		(34)	(1)
U.S. State	(4)	(3)		(4)
Non-U.S.	(29)	(48)		(33)
Total deferred	(70)	(73)		(71)
Total provision for income taxes	$66	$10		$79

(1)Includes a $25 million current tax provision and deferred tax benefit related to the U.S. Tax Act impact to business interest disallowance provisions.
(2)Includes a $35 million current tax benefit due to a release of income tax reserves in the U.S.

The Company’s provision for income taxes for the years ended March 27, 2021, March 28, 2020 and March 30, 2019 was different from the amount computed by applying the statutory U.K. income tax rates to the underlying income (loss) from operations before income taxes as a result of the following (amounts in millions):

	Fiscal Years Ended
	March 27, 2021			March 28, 2020			March 30, 2019
	Amount	% (1)		Amount	% (1)		Amount	% (1)
Provision for income taxes at the U.K. statutory tax rate	$1	19.0%		$(41)	19.0%		$118	19.0%
Effects of global financing arrangements	(24)	(953.4)%		(41)	21.7%	(4)	(50)	(8.1)%
Effect of changes in valuation allowances on deferred tax assets	24	955.7%		67	(30.9)%	(5)	11	2.8%	(3)
Non-deductible goodwill impairment	18	700.2%	(6)	32	(15.1)%	(6)	—	—%
Differences in tax effects on foreign income	13	522.4%		(7)	1.2%		(15)	(1.8)%	(2)
Liability for uncertain tax positions	11	414.2%		(12)	5.7%		8	1.3%
Tax rate change impact on deferred items	9	351.3%		—	—%		—	—%
Share based compensation	6	247.7%		9	(4.2)%		(12)	(2.6)%
State and local income taxes, net of federal benefit	5	201.5%		4	(1.9)%		6	0.9%
Withholding tax	4	165.0%		3	(1.6)%		3	0.6%
Transaction cost	—	—%		—	—%		9	1.5%
Other	(1)	(33.1)%	(7)	(4)	1.4%		1	(0.9)%
	$66	2,590.5%		$10	(4.7)%		$79	12.7%

(1)Tax rates are calculated using unrounded numbers.
(2)Mainly attributable to the United States statutory federal income tax rate change from a blended rate for Fiscal 2018 of 31.54% to 21% in Fiscal 2019.
(3)Includes an $11 million provision related to a United Kingdom capital loss.
(4)Mainly attributable to pre-tax loss position in Fiscal 2020.
(5)Mainly attributable to valuation allowances established on a portion of non-U.S. deferred tax assets.
(6)Attributable to goodwill impairment charges related to Jimmy Choo reporting units in Fiscal 2021 and Fiscal 2020.
(7)Primarily relates to individually immaterial U.S. and foreign permanent adjustments.

Significant components of the Company’s deferred tax assets (liabilities) consist of the following (in millions):

	Fiscal Years Ended
	March 27, 2021	March 28, 2020
Deferred tax assets
Operating lease liabilities	501	521
Net operating loss carryforwards	139	109
Depreciation	54	33
Sales allowances	50	37
Accrued Interest	44	40
Derivative Financial Instruments	32	—
Inventories	25	34
Stock compensation	12	13
Payroll related accruals	3	3
Other	42	—
Total deferred tax assets	902	790
Valuation allowance	(159)	(134)
Net deferred tax assets	743	656

Deferred tax liabilities
Goodwill and intangibles	(495)	(481)
Operating lease right-of-use-assets	(367)	(401)
Other	—	(14)
Total deferred tax liabilities	(862)	(896)
Net deferred tax liabilities	$(119)	$(240)
The Company maintains valuation allowances on deferred tax assets applicable to subsidiaries in jurisdictions for which separate income tax returns are filed and where realization of the related deferred tax assets from future profitable operations is not reasonably assured. The valuation allowance increased $24 million, $94 million and $26 million in Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively. In certain jurisdictions, the Company increased the valuation allowance by $56 million, $113 million and $29 million and released valuation allowances of $32 million, $19 million and $3 million in Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively.
At March 27, 2021, the Company had non-U.S. and U.S. net operating loss carryforwards of $667 million, a portion of which will begin to expire in Fiscal 2022.
As of March 27, 2021 and March 28, 2020, the Company had liabilities related to its uncertain tax positions, including accrued interest, of $121 million and $109 million, respectively, which are included in other long-term liabilities in the Company’s consolidated balance sheets.

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $92 million, $82 million and $112 million as of March 27, 2021, March 28, 2020 and March 30, 2019, respectively. A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding accrued interest, for Fiscal 2021, Fiscal 2020 and Fiscal 2019, are presented below (in millions):

	Fiscal Years Ended
	March 27, 2021	March 28, 2020		March 30, 2019
Unrecognized tax benefits beginning balance	$99	$192		$101
Additions related to prior period tax positions	12	29		81	(1)
Additions related to current period tax positions	9	4		21
Decreases in prior period positions due to lapses in statute of limitations	(4)	(3)		(1)
Decreases related to prior period tax positions	(3)	(99)	(2)	(3)
Decreases related to audit settlements	(6)	(24)	(3)	(7)
Unrecognized tax benefits ending balance	$107	$99		$192

(1)Primarily relates to the Versace acquisition.
(2)Primarily relates to releases of North American and European tax reserves.
(3)Primarily relates to the effective settlement of a U.S. audit.
The Company classifies interest and penalties related to unrecognized tax benefits as components of the provision for income taxes. Interest expense recognized in the consolidated statements of operations and comprehensive (loss) income for Fiscal 2021, Fiscal 2020 and Fiscal 2019 was $15 million, $11 million and $11 million, respectively.
The total amount of unrecognized tax benefits relating to the Company’s tax positions is subject to change based on future events including, but not limited to, the settlement of ongoing tax audits and assessments and the expiration of applicable statutes of limitations. The Company anticipates that the balance of gross unrecognized tax benefits, excluding interest and penalties, will be reduced by $31 million during the next 12 months, primarily due to the anticipated settlement of tax examinations as well as statute of limitation expirations. However, the outcomes and timing of such events are highly uncertain and changes in the occurrence, expected outcomes and timing of such events could cause the Company’s current estimate to change materially in the future.
The Company files income tax returns in the United States and in various foreign, state and local jurisdictions. Most examinations have been completed by tax authorities or the statute of limitations has expired for United States federal, foreign, state and local income tax returns filed by the Company for years through Fiscal 2015 (March 28, 2015).
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
Cares Act
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in response to the COVID-19 pandemic. The CARES Act contains numerous income tax provisions, such as refundable payroll tax credits, deferral of the employer portion of certain payroll taxes, net operating loss carrybacks, modifications to net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act require the Company to make significant judgments and estimates in the interpretation of the law and in the calculation of the provision for income taxes. However, additional guidance may be issued by the Internal Revenue Service (“IRS”), the Department of the Treasury or other governing body that may significantly differ from our interpretation of the law, which may result in a material effect on our business, cash flow, results of operations, or financial conditions.

19. Retirement Plans
The Company maintains defined contribution plans for employees, who generally become eligible to participate after three months of service. Features of these plans allow participants to contribute to a plan a percentage of their compensation, up to statutory limits depending upon the country in which a plan operates, and provide for mandatory and/or discretionary matching contributions by the Company, which vary by country. During Fiscal 2021, Fiscal 2020, and Fiscal 2019, the Company recognized expenses of approximately $20 million, $12 million and $14 million, respectively, related to these retirement plans.

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
The Company’s three reportable segments are as follows:
•Versace — segment includes revenue generated through the sale of Versace luxury ready-to-wear, accessories and footwear through directly operated Versace boutiques throughout North America (United States and Canada), EMEA and certain parts of Asia, as well as through Versace outlet stores and e-commerce sites. In addition, revenue is generated through wholesale sales to distribution partners (including geographic licensing arrangements that allow third parties to use the Versace trademarks in connection with retail and/or wholesale sales of Versace branded products in specific geographic regions), multi-brand department stores and specialty stores worldwide, as well as through product license agreements in connection with the manufacturing and sale of jeans, fragrances, watches, jewelry, eyewear and home furnishings.
•Jimmy Choo — segment includes revenue generated through the sale of Jimmy Choo luxury footwear, handbags and small leather goods through directly operated Jimmy Choo retail and outlet stores throughout the Americas, EMEA and certain parts of Asia, through its e-commerce sites, as well as through wholesale sales of luxury goods to distribution partners (including geographic licensing arrangements that allow third parties to use the Jimmy Choo trademarks in connection with retail and/or wholesale sales of Jimmy Choo branded products in specific geographic regions), multi-brand department stores and specialty stores worldwide. In addition, revenue is generated through product licensing agreements, which allow third parties to use the Jimmy Choo brand name and trademarks in connection with the manufacturing and sale of fragrances and eyewear.
•Michael Kors — segment includes revenue generated through the sale of Michael Kors products through four primary Michael Kors retail store formats: “Collection” stores, “Lifestyle” stores (including concessions), outlet stores and e-commerce sites, through which the Company sells Michael Kors products, as well as licensed products bearing the Michael Kors name, directly to consumers throughout the Americas, Europe and certain parts of Asia. The Company also sells Michael Kors products directly to department stores, primarily located across the Americas and Europe, to specialty stores and travel retail shops, and to its geographic licensees. In addition, revenue is generated through product and geographic licensing arrangements, which allow third parties to use the Michael Kors brand name and trademarks in connection with the manufacturing and sale of products, including watches, jewelry, fragrances and eyewear.
In addition to these reportable segments, the Company has certain corporate costs that are not directly attributable to its brands and, therefore, are not allocated to its segments. Such costs primarily include certain administrative, corporate occupancy, shared service and information systems expenses, including enterprise resource planning system implementation costs. In addition, certain other costs are not allocated to segments, including restructuring and other charges (including transition costs related to the Company’s recent acquisitions), impairment costs and COVID-19 related charges. The segment structure is consistent with how the Company’s CODM plans and allocates resources, manages the business and assesses performance. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance.

The following table presents the key performance information of the Company’s reportable segments (in millions):

		Fiscal Years Ended
		March 27, 2021	March 28, 2020	March 30, 2019
Total revenue:
	Versace	$718	$843	$137
	Jimmy Choo	418	555	590
	Michael Kors	2,924	4,153	4,511
Total revenue		$4,060	$5,551	$5,238

Income (loss) from operations:
	Versace	$21	$(8)	$(11)
	Jimmy Choo	(55)	(13)	20
	Michael Kors	595	850	964
Total segment income from operations		561	829	973
Less:	Corporate expenses	(152)	(152)	(93)
	Impairment of assets (1)	(316)	(708)	(21)
	COVID-19 related charges (2)	(42)	(119)	—
	Restructuring and other charges	(32)	(42)	(124)
Total income (loss) from operations		$19	$(192)	$735

(1)Impairment of assets during Fiscal 2021 includes $191 million, $91 million and $34 million of impairment charges related to the Jimmy Choo, Michael Kors and Versace reportable segments, respectively. Impairment of assets during Fiscal 2020 includes $434 million, $187 million and $87 million of impairment charges related to the Jimmy Choo, Michael Kors and Versace reportable segments, respectively. The impairment charges during Fiscal 2019 were primarily related to the Michael Kors reportable segment.
(2)COVID-19 related charges during Fiscal 2021 primarily include net incremental inventory reserves and severance expense of $10 million and $24 million, respectively, recorded within costs of goods sold and selling, general and administrative expenses in the consolidated statements of operations and comprehensive (loss) income. COVID-19 related charges during Fiscal 2020, primarily include additional inventory reserves and credit losses of $92 million and $25 million, respectively, recorded within costs of goods sold and selling, general and administrative expenses in the consolidated statements of operations and comprehensive (loss) income.
Depreciation and amortization expense for each segment are as follows (in millions):

	Fiscal Years Ended
	March 27, 2021	March 28, 2020	March 30, 2019
Depreciation and amortization (1):
Versace	$54	$61	$9
Jimmy Choo	31	33	34
Michael Kors	127	155	182
Total depreciation and amortization	$212	$249	$225

(1)Excluded from the above table are impairment charges, which are detailed in the below table and in Note 8, Note 9 and Note 14.
See Note 9 to the accompanying consolidated financial statements for the Company’s goodwill by reportable segment.

Total revenue (based on country of origin) and long-lived assets by geographic location are as follows (in millions):

	Fiscal Years Ended
	March 27, 2021	March 28, 2020	March 30, 2019
Revenue:
The Americas (U.S., Canada and Latin America) (1)	$2,172	$3,115	$3,182
EMEA	1,029	1,523	1,279
Asia	859	913	777
Total revenue	$4,060	$5,551	$5,238

	As of
	March 27, 2021	March 28, 2020	March 30, 2019
Long-lived assets: (2)
The Americas (U.S., Canada and Latin America) (1)	$1,001	$1,132	$319
EMEA	2,384	2,432	2,123
Asia	596	608	466
Total long-lived assets:	$3,981	$4,172	$2,908

(1)Net revenues earned in the U.S. during Fiscal 2021, Fiscal 2020, and Fiscal 2019 were $2.016 billion, $2.898 billion and $2.972 billion, respectively. Long-lived assets located in the U.S. as of March 27, 2021 and March 28, 2020 were $942 million and $1.060 billion, respectively.
(2)Long-lived assets as of March 27, 2021 and March 28, 2020 include property and equipment, net, intangible assets, net and operating lease right-of-use assets resulting from the Company’s adoption of ASU 2016-02. See Note 4 for additional information.

As of March 27, 2021, the Company's total long-lived assets on its consolidated balance sheet were $3.981 billion, of which, $1.729 billion related to Versace, $1.515 billion related to Michael Kors and $737 million related to Jimmy Choo.
Total revenue by major product category are as follows (in millions):

	Fiscal Years Ended
	March 27, 2021	% of Total	March 28, 2020	% of Total	March 30, 2019	% of Total
Accessories	$2,158	53.2%	$2,933	52.8%	$3,139	59.9%
Footwear	796	19.6%	1,100	19.8%	1,023	19.5%
Apparel	720	17.7%	1,069	19.3%	698	13.3%
Licensed product	185	4.6%	222	4.0%	218	4.2%
Licensing revenue	155	3.8%	201	3.6%	156	3.0%
Other	46	1.1%	26	0.5%	4	0.1%
Total revenue	$4,060		$5,551		$5,238

21. Non-cash Investing Activities
Significant non-cash investing activities for Fiscal 2019 included non-cash allocations of the fair values of the net assets acquired in connection with the Company’s acquisition of Versace. In addition, non-cash investing activities for Fiscal 2019 included an investment of 2.4 million of the Company’s ordinary shares made by the Versace family at acquisition date, which was valued at $91 million. See Note 5 for additional information.
There were no other significant non-cash investing or financing activities during the fiscal periods presented.

22. Subsequent Events

Termination of 364 Day Facility and Reinstatement of Leverage Ratio Covenant

As noted in Note 12, on June 25, 2020, the Company entered into an amendment (the "Amendment") to its third amended and restated senior secured credit facility with among others, JPMorgan Chase Bank, N.A., as administrative agent, to, among other things, add a $230 million revolving line of credit ("364 Day Facility") that matures on June 24, 2021.

On May 20, 2021, the Company determined it no longer desires to maintain this additional line of credit and consequently delivered a notice to the administrative agent terminating the 364 Day Facility, and the 364 Day Facility terminated on May 25, 2021. The remainder of the 2018 Credit Facility remains in full force and effect.

As previously disclosed, the Amendment, among other things, also temporarily suspended the quarterly maximum leverage ratio covenant and imposed a minimum liquidity test during the period from June 25, 2020 until the earlier of (x) the date on which the Company delivers its financial statements for the fiscal quarter ending June 26, 2021 and (y) the date on which the Company certifies that its net leverage ratio as of the last day of the most recently ended fiscal quarter was no greater than 4.00 to 1.00 (the “Applicable Period”). During the Applicable Period, applicable margins and commitment fees under the Credit Facility are increased and certain covenant baskets for restricted payments, the incurrence of indebtedness, acquisitions and other investments made by the Company are more restrictive.

On May 26, 2021 (the “Election Date”), the Company delivered to the Administrative Agent the certificate required to terminate the Applicable Period. Effective as of the Election Date, the Company will be required to comply with the quarterly maximum net leverage ratio test of 4.00 to 1.00, and the applicable margins, commitment fees and covenant baskets will revert to the levels in effect prior to the effective date of the Amendment.

Share Repurchase Authorization

The Company also announced that its previously suspended share-repurchase program will be reinstated. The availability under this program remains at $400 million. Share repurchases may be made in open market or privately negotiated transactions, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy, and other relevant factors. The program may be suspended or discontinued at any time.
Net Investment Hedges
During the first quarter of Fiscal 2022, the Company restructured approximately $2.9 billion of its net investment hedges by terminating these hedges and entered into multiple fixed-to-fixed cross currency swap agreements with an aggregate notional amount of approximately $2.9 billion to hedge the Company's net investment in Euro-denominated subsidiaries against future volatility in the exchange rates between the U.S. Dollar and the Euro. These contracts have been designated as net investment hedges.