Form 10-Q
period 2021-06-26
Capri Holdings Ltd
filed 2021-07-30
CIK 1530721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2021
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
As of July 23, 2021, Capri Holdings Limited had 152,014,472 ordinary shares outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 26, 2021	March 27, 2021
Assets
Current assets
Cash and cash equivalents	$356	$232
Receivables, net	382	373
Inventories, net	760	736
Prepaid expenses and other current assets	209	205
Total current assets	1,707	1,546
Property and equipment, net	472	485
Operating lease right-of-use assets	1,468	1,504
Intangible assets, net	1,996	1,992
Goodwill	1,512	1,498
Deferred tax assets	281	278
Other assets	188	178
Total assets	$7,624	$7,481
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$464	$512
Accrued payroll and payroll related expenses	131	116
Accrued income taxes	101	126
Short-term operating lease liabilities	442	447
Short-term debt	127	123
Accrued expenses and other current liabilities	297	297
Total current liabilities	1,562	1,621
Long-term operating lease liabilities	1,594	1,657
Deferred tax liabilities	443	397
Long-term debt	1,206	1,219
Other long-term liabilities	369	430
Total liabilities	5,174	5,324
Commitments and contingencies
Shareholders’ equity
Ordinary shares, no par value; 650,000,000 shares authorized; 220,973,560 shares issued and 151,942,484 outstanding at June 26, 2021; 219,222,937 shares issued and 151,280,011 outstanding at March 27, 2021	—	—
Treasury shares, at cost (69,031,076 shares at June 26, 2021 and 67,942,926 shares at March 27, 2021)	(3,385)	(3,326)
Additional paid-in capital	1,201	1,158
Accumulated other comprehensive income	147	56
Retained earnings	4,489	4,270
Total shareholders’ equity of Capri	2,452	2,158
Noncontrolling interest	(2)	(1)
Total shareholders’ equity	2,450	2,157
Total liabilities and shareholders’ equity	$7,624	$7,481

See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended
	June 26, 2021	June 27, 2020
Total revenue	$1,253	$451
Cost of goods sold	397	149
Gross profit	856	302
Selling, general and administrative expenses	545	402
Depreciation and amortization	50	54
Restructuring and other charges	3	8
Total operating expenses	598	464
Income (loss) from operations	258	(162)
Other income, net	—	(1)
Interest expense, net	1	17
Foreign currency loss (gain)	1	(3)
Income (loss) before provision for income taxes	256	(175)
Provision for income taxes	37	5
Net income (loss)	219	(180)
Less: Net income attributable to noncontrolling interest	—	—
Net income (loss) attributable to Capri	$219	$(180)

Weighted average ordinary shares outstanding:
Basic	151,312,103	149,556,310
Diluted	154,890,483	149,556,310
Net income (loss) per ordinary share attributable to Capri:
Basic	$1.45	$(1.21)
Diluted	$1.41	$(1.21)

Statements of Comprehensive Income (Loss):
Net income (loss)	$219	$(180)
Foreign currency translation adjustments	90	(3)
Net loss on derivatives	—	(1)
Comprehensive income (loss)	309	(184)
Less: Foreign currency translation adjustments attributable to noncontrolling interest	(1)	—
Comprehensive income (loss) attributable to Capri	$310	$(184)

See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except share data which is in thousands)
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Income	Retained Earnings	Total Equity of Capri	Non-controlling Interests	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at March 27, 2021	219,223	$—	$1,158	(67,943)	$(3,326)	$56	$4,270	$2,158	$(1)	$2,157
Net income	—	—	—	—	—	—	219	219	—	219
Other comprehensive income (loss)	—	—	—	—	—	91	—	91	(1)	90
Total comprehensive income (loss)	—	—	—	—	—	—	—	310	(1)	309
Vesting of restricted awards, net of forfeitures	1,591	—	—	—	—	—	—	—	—	—
Exercise of employee share options	160	—	7	—	—	—	—	7	—	7
Share based compensation expense	—	—	36	—	—	—	—	36	—	36
Repurchase of common stock	—	—	—	(1,088)	(59)	—	—	(59)	—	(59)
Balance at June 26, 2021	220,974	$—	$1,201	(69,031)	$(3,385)	$147	$4,489	$2,452	$(2)	$2,450

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity of Capri	Non-controlling Interests	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at March 28, 2020	217,320	$—	$1,085	(67,894)	$(3,325)	$75	$4,332	$2,167	$1	$2,168
Net loss	—	—	—	—	—	—	(180)	(180)	—	(180)
Other comprehensive loss	—	—	—	—	—	(4)	—	(4)	—	(4)
Total comprehensive loss	—	—	—	—	—	—	—	(184)	—	(184)
Vesting of restricted awards, net of forfeitures	953	—	—	—	—	—	—	—	—	—
Share based compensation expense	—	—	24	—	—	—	—	24	—	24
Repurchase of common stock	—	—	—	(38)	(1)	—	—	(1)	—	(1)
Balance at June 27, 2020	218,273	$—	$1,109	(67,932)	$(3,326)	$71	$4,152	$2,006	$1	$2,007

See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	June 26, 2021	June 27, 2020
Cash flows from operating activities
Net income (loss)	$219	$(180)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	50	54
Share based compensation expense	36	24
Deferred income taxes	22	—
Changes to lease related balances, net	(36)	(24)
Tax (benefit) deficit on exercise of share options	(3)	5
Amortization of deferred financing costs	1	1
Foreign currency gains	(12)	(3)
Credit losses	(1)	(6)
Change in assets and liabilities:
Receivables, net	(7)	131
Inventories, net	(17)	(119)
Prepaid expenses and other current assets	(9)	15
Accounts payable	(40)	167
Accrued expenses and other current liabilities	(6)	—
Other long-term assets and liabilities	7	2
Net cash provided by operating activities	204	67
Cash flows from investing activities
Capital expenditures	(23)	(32)
Net cash used in investing activities	(23)	(32)
Cash flows from financing activities
Debt borrowings	59	396
Debt repayments	(70)	(811)
Debt issuance costs	—	(4)
Repurchase of common stock	(59)	(1)
Exercise of employee share options	7	—
Other financing activities	8	—
Net cash used in financing activities	(55)	(420)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	124	(385)
Beginning of period	234	592
End of period	$358	$207
Supplemental disclosures of cash flow information
Cash paid for interest	$17	$20
Net cash paid (received) for income taxes	$28	$(6)
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$14	$20
See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Business and Basis of Presentation
Capri Holdings Limited ("Capri," and together with its subsidiaries, the "Company") was incorporated in the British Virgin Islands (“BVI”) on December 13, 2002. The Company is a holding company that owns brands that are leading designers, marketers, distributors and retailers of branded women’s and men’s accessories, ready-to-wear and footwear bearing the Versace, Jimmy Choo and Michael Kors tradenames and related trademarks and logos. The Company operates in three reportable segments: Versace, Jimmy Choo and Michael Kors. See Note 16 for additional information.
The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned or controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The interim consolidated financial statements as of June 26, 2021 and for the three months ended June 26, 2021 and June 27, 2020 are unaudited. The Company consolidates the results of its Versace business on a one-month lag, as consistent with prior periods. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with U.S. GAAP. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended March 27, 2021, as filed with the Securities and Exchange Commission on May 26, 2021, in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full fiscal year.

The Company utilizes a 52 to 53-week fiscal year and the term “Fiscal Year” or “Fiscal” refers to that 52-week or 53-week period. The results for the three months ended June 26, 2021 and June 27, 2020 are based on 13-week periods. The Company’s Fiscal Year 2022 is a 53-week period ending April 2, 2022.

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
COVID-19 Related Government Assistance and Subsidies
As there is no definitive guidance under U.S. GAAP, the Company has applied the guidance under International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance ("IAS 20"). The Company has elected to follow the income approach under IAS 20 and recognize these funds as a reduction to the related expense in the Company’s consolidated statements of operations and comprehensive income (loss). During the three months ended June 26, 2021 and June 27, 2020, the Company recognized $4 million and $14 million, respectively, related to government assistance and subsidies.

Cash, Cash Equivalents and Restricted Cash
All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Included in the Company’s cash and cash equivalents as of June 26, 2021 and March 27, 2021 are credit card receivables of $27 million and $25 million, respectively, which generally settle within two to three business days.
A reconciliation of cash, cash equivalents and restricted cash as of June 26, 2021 and March 27, 2021 from the consolidated balance sheets to the consolidated statements of cash flows is as follows (in millions):

	June 26, 2021	March 27, 2021
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$356	$232
Restricted cash included within prepaid expenses and other current assets	2	2
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$358	$234
Inventories, net
Inventories primarily consist of finished goods with the exception of raw materials and work in process inventory. The combined total of raw materials and work in process inventory recorded on the Company’s consolidated balance sheets was $25 million and $28 million as of June 26, 2021 and March 27, 2021, respectively.
The net realizable value of the Company’s inventory as of June 26, 2021 and March 27, 2021 includes the adverse impacts associated with the COVID-19 pandemic. This includes the impact from temporary retail store closures, wholesale customer store closures, reductions in retail store traffic, a decline in international tourism and a decrease in consumer consumption.
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

Net Investment Hedges
The Company also uses fixed-to-fixed cross currency swap agreements to hedge its net investments in foreign operations against future volatility in the exchange rates between its U.S. Dollars and these foreign currencies. The Company has elected the spot method of designating these contracts under ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”, and has designated these contracts as net investment hedges. The net gain or loss on the net investment hedge is reported within foreign currency translation gains and losses (“CTA”), as a component of accumulated other comprehensive income on the Company’s consolidated balance sheets. Interest accruals and coupon payments are recognized directly in interest expense in the Company’s consolidated statements of operations and comprehensive income (loss). Upon discontinuation of a hedge, all previously recognized amounts remain in CTA until the net investment is sold, diluted or liquidated.
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
Leases

The Company leases retail stores, office space and warehouse space under operating lease agreements that expire at various dates through September 2043. The Company’s leases generally have terms of up to 10 years, generally require a fixed annual rent and may require the payment of additional rent if store sales exceed a negotiated amount. Although most of the Company’s equipment is owned, the Company has limited equipment leases that expire on various dates through May 2025. The Company acts as sublessor in certain leasing arrangements, primarily related to closed stores under its restructuring activities, as discussed in Note 8. Fixed sublease payments received are recognized on a straight-line basis over the sublease term. The Company determines the sublease term based on the date it provides possession to the subtenant through the expiration date of the sublease.

The Company recognizes operating lease right-of-use assets and lease liabilities at lease commencement date, based on the present value of fixed lease payments over the expected lease term. The Company uses its incremental borrowing rates to determine the present value of fixed lease payments based on the information available at the lease commencement date, as the rate implicit in the lease is not readily determinable for the Company’s leases. The Company’s incremental borrowing rates are based on the term of the leases, the economic environment of the leases and reflect the expected interest rate it would incur to borrow on a secured basis. Certain leases include one or more renewal options. The exercise of lease renewal options is generally at the Company’s sole discretion and as such, the Company typically determines that exercise of these renewal options is not reasonably certain. As a result, the Company generally does not include the renewal option period in the expected lease term and the associated lease payments are not included in the measurement of the operating lease right-of-use asset and lease liability. Certain leases also contain termination options with an associated penalty. Generally, the Company is reasonably certain not to exercise these options and as such, they are not included in the determination of the expected lease term. The Company recognizes operating lease expense on a straight-line basis over the lease term.

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

The following table presents the Company’s supplemental cash flow information related to leases (in millions):

	Three Months Ended	Three Months Ended
	June 26, 2021	June 27, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases (1)	$149	$40

(1)Operating cash flows used in operating leases for the three months ended June 26, 2021 and June 27, 2020 excluded $4 million and $85 million, respectively, of rent payments that have been deferred due to the COVID-19 pandemic.
During the three months ended June 26, 2021 and June 27, 2020, the Company recorded sublease income of $2 million during both periods within restructuring and other charges for stores relating to our restructuring plan and selling, general and administrative expenses for all other locations. During the three months ended June 26, 2021 and June 27, 2020, the Company recorded $7 million and $15 million, respectively, of rent concessions negotiated in connection with the impact of COVID-19 as if it were contemplated as part of the existing contract, and these concessions are recorded as a reduction to variable lease expense within selling, general and administrative expenses.
Net Income (Loss) per Share
The Company’s basic net income (loss) per ordinary share is calculated by dividing net income by the weighted average number of ordinary shares outstanding during the period. Diluted net income (loss) per ordinary share reflects the potential dilution that would occur if share option grants or any other potentially dilutive instruments, including restricted shares and restricted share units ("RSUs"), were exercised or converted into ordinary shares. These potentially dilutive securities are included in diluted shares to the extent they are dilutive under the treasury stock method for the applicable periods. Performance-based RSUs are included as diluted shares if the related performance conditions are considered satisfied as of the end of the reporting period and to the extent they are dilutive under the treasury stock method.
The components of the calculation of basic net income (loss) per ordinary share and diluted net income (loss) per ordinary share are as follows (in millions, except share and per share data):

	Three Months Ended
	June 26, 2021	June 27, 2020
Numerator:
Net income (loss) attributable to Capri	$219	$(180)
Denominator:
Basic weighted average shares	151,312,103	149,556,310
Weighted average dilutive share equivalents:
Share options and restricted shares/units, and performance restricted share units	3,578,380	—
Diluted weighted average shares	154,890,483	149,556,310

Basic net income (loss) per share (1)	$1.45	$(1.21)
Diluted net income (loss) per share (1)	$1.41	$(1.21)

(1)Basic and diluted net income (loss) per share are calculated using unrounded numbers.
During the three months ended June 26, 2021, share equivalents of 610,684 shares have been excluded from the above calculations due to their anti-dilutive effect. Share equivalents of 5,388,905 shares have been excluded from the above calculations for the three months ended June 27, 2020. Diluted net loss per share attributable to Capri for the three months ended June 27, 2020 excluded all potentially dilutive securities because there was a net loss attributable to Capri for the period and, as such, the inclusion of these securities would have been anti-dilutive.

See Note 2 in the Company’s Annual Report on Form 10-K for the fiscal year ended March 27, 2021 for a complete disclosure of the Company’s significant accounting policies.
Recently Issued Accounting Pronouncements
The Company has considered all new accounting pronouncements and, other than the recent pronouncement discussed below, have concluded that there are no new pronouncements that may have a material impact on the Company’s results of operations, financial condition or cash flows based on current information.
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
Retail
The Company generates sales through directly operated stores and e-commerce sites throughout the Americas (U.S., Canada and Latin America), certain parts of EMEA (Europe, Middle East and Africa) and certain parts of Asia (including Australia).
Gift Cards. The Company sells gift cards that can be redeemed for merchandise, resulting in a contract liability upon issuance. Revenue is recognized when the gift card is redeemed or upon “breakage” for the estimated portion of gift cards that are not expected to be redeemed. “Breakage” revenue is calculated under the proportional redemption methodology, which considers the historical patterns of redemption in jurisdictions where the Company is not required to remit the value of the unredeemed gift cards as unclaimed property. The contract liability related to gift cards, net of estimated “breakage”, of $12 million and $12 million as of June 26, 2021 and March 27, 2021, respectively, is included within accrued expenses and other current liabilities in the Company’s consolidated balance sheet.
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
As of June 26, 2021, contractually guaranteed minimum fees from the Company’s license agreements expected to be recognized as revenue during future periods were as follows (in millions):

Contractually Guaranteed Minimum Fees
Remainder of Fiscal 2022	$27
Fiscal 2023	32
Fiscal 2024	28
Fiscal 2025	24
Fiscal 2026	24
Fiscal 2027 and thereafter	75
Total	$210
Sales Returns
The refund liability recorded as of June 26, 2021 and March 27, 2021 was $48 million and $46 million, respectively, and the related asset for the right to recover returned product as of June 26, 2021 and March 27, 2021 was $14 million and $14 million, respectively.
Contract Balances
Total contract liabilities were $19 million and $18 million as of June 26, 2021 and March 27, 2021, respectively. For the three months ended June 26, 2021, the Company recognized $6 million in revenue which related to contract liabilities that existed at March 27, 2021. For the three months ended June 27, 2020, the Company recognized $3 million, in revenue which related to contract liabilities that existed at March 28, 2020. There were no material contract assets recorded as of June 26, 2021 and March 27, 2021.
There were no changes in historical variable consideration estimates that were materially different from actual results.

Disaggregation of Revenue
The following table presents the Company’s segment revenue disaggregated by geographic location (in millions):

	Three Months Ended
	June 26, 2021	June 27, 2020
Versace revenue - the Americas	$87	$15
Versace revenue - EMEA	87	27
Versace revenue - Asia	66	51
Total Versace	240	93

Jimmy Choo revenue - the Americas	38	6
Jimmy Choo revenue - EMEA	50	16
Jimmy Choo revenue - Asia	54	29
Total Jimmy Choo	142	51

Michael Kors revenue - the Americas	590	156
Michael Kors revenue - EMEA	165	79
Michael Kors revenue - Asia	116	72
Total Michael Kors	871	307

Total revenue - the Americas	715	177
Total revenue - EMEA	302	122
Total revenue - Asia	236	152
Total revenue	$1,253	$451
See Note 3 in the Company’s Annual Report on Form 10-K for the fiscal year ended March 27, 2021 for a complete disclosure of the Company’s revenue recognition policy.

4. Receivables, net
Receivables, net, consist of (in millions):

	June 26, 2021	March 27, 2021
Trade receivables (1)	$409	$412
Receivables due from licensees	26	20
	435	432
Less: allowances	(53)	(59)
	$382	$373

(1)As of June 26, 2021 and March 27, 2021, $72 million and $81 million, respectively, of trade receivables were insured.
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

The Company’s allowance for credit losses is determined through analysis of periodic aging of receivables and assessments of collectability based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers and the impact of general economic conditions. The past due status of a receivable is based on its contractual terms. Amounts deemed uncollectible are written off against the allowance when it is probable the amounts will not be recovered. Allowance for credit losses was $22 million and $25 million as of June 26, 2021 and March 27, 2021, respectively, including the impact related to COVID-19. The Company had credit losses of $(1) million and $(6) million for the three months ended June 26, 2021 and June 27, 2020, respectively.

5. Property and Equipment, net
Property and equipment, net, consists of (in millions):

	June 26, 2021	March 27, 2021
Leasehold improvements	$732	$737
Computer equipment and software	368	359
Furniture and fixtures	350	350
Equipment	140	139
In-store shops	53	53
Building	52	51
Land	20	20
	1,715	1,709
Less: accumulated depreciation and amortization	(1,292)	(1,271)
	423	438
Construction-in-progress	49	47
	$472	$485
Depreciation and amortization of property and equipment for the three months ended June 26, 2021 and June 27, 2020 was $38 million and $43 million, respectively. During the three months ended June 26, 2021 and June 27, 2020, the Company did not record any property and equipment impairment charges.

6. Intangible Assets and Goodwill
The following table details the carrying values of the Company’s intangible assets and goodwill (in millions):

	June 26, 2021	March 27, 2021
Definite-lived intangible assets:
Reacquired rights	$400	$400
Trademarks	23	23
Customer relationships	442	437
Total definite-lived intangible assets	865	860
Less: accumulated amortization	(198)	(184)
Net definite-lived intangible assets	667	676

Indefinite-lived intangible assets:
Jimmy Choo brand (1)	340	338
Versace brand (2)	989	978
	1,329	1,316

Total intangible assets, excluding goodwill	$1,996	$1,992

Goodwill (3)	$1,512	$1,498

(1)Includes accumulated impairment of $249 million as of June 26, 2021 and March 27, 2021. The change in the carrying value since March 27, 2021 reflects the impact of foreign currency translation.
(2)The change in the carrying value since March 27, 2021 reflects the impact of foreign currency translation.
(3)Includes accumulated impairment of $265 million related to the Jimmy Choo reporting units as of June 26, 2021 and March 27, 2021. The change in the carrying value since March 27, 2021 reflects the impact of foreign currency translation.
Amortization expense for the Company’s definite-lived intangible assets for the three months ended June 26, 2021 and June 27, 2020 was $12 million and $11 million, respectively.

7. Current Assets and Current Liabilities
Prepaid expenses and other current assets consist of the following (in millions):

	June 26, 2021	March 27, 2021
Prepaid taxes	$131	$133
Other accounts receivables	16	13
Prepaid contracts	11	11
Interest receivable related to net investment hedges	7	12
Other	44	36
	$209	$205

Accrued expenses and other current liabilities consist of the following (in millions):

	June 26, 2021	March 27, 2021
Other taxes payable	$53	$46
Return liabilities	48	46
Accrued rent (1)	19	20
Accrued capital expenditures	15	17
Professional services	12	13
Gift cards and retail store credits	12	12
Accrued litigation	12	12
Accrued purchases and samples	11	8
Accrued advertising and marketing	7	11
Accrued interest	5	10
Restructuring liability	5	9
Charitable donations (2)	20	20
Other	78	73
	$297	$297

(1)The accrued rent balance relates to variable lease payments.
(2)Relates to a $20 million unconditional pledge to The Capri Holdings Foundation for the Advancement of Diversity in Fashion as of June 26, 2021 and March 27, 2021.

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
During the three months ended June 26, 2021, the Company closed 10 of its retail stores which have been incorporated into the Capri Retail Store Optimization Program. Net restructuring charges (gains) recorded in connection with the Capri Retail Store Optimization Program during the three months ended June 26, 2021 and June 27, 2020 were $(3) million and $3 million, respectively. The below table presents a roll forward of the Company's restructuring liability related to its Capri Retail Store Optimization Program (in millions):

	Severance and benefit costs	Lease-related and other costs	Total
Balance at March 27, 2021	$—	$3	$3
Additions charged to expense (1)	—	—	—
Payments	—	(1)	(1)
Balance at June 26, 2021	$—	$2	$2

(1)Excludes a net credit of $3 million related to gains on certain lease terminations partially offset by store operating costs for previously closed stores during the three months ended June 26, 2021.

Other Restructuring Charges
In addition to the restructuring charges related to the Capri Retail Store Optimization Program, the Company incurred charges of $1 million during the three months ended June 26, 2021, primarily relating to closures of corporate locations. There were no charges for the three months ended June 27, 2020.
Other Costs
During the three months ended June 26, 2021 and June 27, 2020, the Company recorded costs of $5 million for both periods, primarily related to equity awards associated with the acquisition of Versace.

9. Debt Obligations
The following table presents the Company’s debt obligations (in millions):

	June 26, 2021	March 27, 2021
Term Loan	$846	$870
Senior Notes due 2024	450	450
Other	44	30
Total debt	1,340	1,350
Less: Unamortized debt issuance costs	6	7
Less: Unamortized discount on long-term debt	1	1
Total carrying value of debt	1,333	1,342
Less: Short-term debt	127	123
Total long-term debt	$1,206	$1,219
Senior Secured Revolving Credit Facility
On June 25, 2020, the Company entered into the second amendment (the “Second Amendment”) to its third amended and restated credit facility, dated as of November 15, 2018 (as amended, the “2018 Credit Facility”), with, among others, JPMorgan Chase Bank, N.A., as administrative agent.
Pursuant to the Second Amendment, the financial covenant in the Company’s 2018 Credit Facility required it to maintain a ratio of the sum of total indebtedness plus the capitalized amount of all operating lease obligations for the last four fiscal quarters to Consolidated EBITDAR of no greater than 3.75 to 1.0 had been waived through the fiscal quarter ending June 26, 2021.
In addition, the Second Amendment added a new $230 million revolving line of credit with a maturity date of June 24, 2021 (the “364 Day Facility”).
The Second Amendment also permitted certain working capital facilities between the Company or any of its subsidiaries with a lender or an affiliate of a lender under the 2018 Credit Facility to be guaranteed under the 2018 Credit Facility guarantees and certain supply chain financings with, and up to $50 million outstanding principal amount of bilateral letters of credit and bilateral bank guarantees issued by a lender or an affiliate of a lender to be guaranteed and secured under the 2018 Credit Facility guarantees and collateral documents. The Second Amendment, among other things, also temporarily suspended the quarterly maximum leverage ratio covenant and imposed a minimum liquidity test during the period from June 25, 2020 until the earlier of (x) the date on which the Company delivers its financial statements for the fiscal quarter ending June 26, 2021 and (y) the date on which the Company certifies that its net leverage ratio as of the last day of the most recently ended fiscal quarter was no greater than 4.00 to 1.00 (the “Applicable Period”).
On May 20, 2021, the Company determined it no longer desired to maintain this additional line of credit and consequently delivered a notice to the administrative agent terminating the 364 Day Facility, and the 364 Day Facility terminated on May 25, 2021. The remainder of the 2018 Credit Facility remains in full force and effect.

On May 26, 2021 (the “Election Date”), the Company delivered to the administrative agent the certificate required to terminate the Applicable Period. Effective as of the Election Date, the Company will be required to comply with the quarterly maximum net leverage ratio test of 4.00 to 1.00.
As of June 26, 2021, and the date these financial statements were issued, the Company was in compliance with all covenants related to the 2018 Credit Facility.
As of June 26, 2021 and March 27, 2021, the Company had no borrowings outstanding under the 2018 Revolving Credit Facility. In addition, stand-by letters of credit of $28 million and $27 million were outstanding as of June 26, 2021 and March 27, 2021, respectively. At June 26, 2021 and March 27, 2021, the amount available for future borrowings under the 2018 Revolving Credit Facility were $972 million and $973 million, respectively.
As of June 26, 2021 and March 27, 2021, the carrying value of borrowings outstanding under the 2018 Term Loan Facility was $842 million and $865 million, respectively, of which $97 million for both June 26, 2021 and March 27, 2021 was recorded within short-term debt and $745 million and $768 million, respectively, and was recorded within long-term debt in its consolidated balance sheets.
During Fiscal 2021, the Company began offering a supplier financing program to certain suppliers as the Company continues to identify opportunities to improve liquidity. This program enables suppliers, at their sole discretion, to sell their receivables (i.e., the Company’s payment obligations to suppliers) to a financial institution on a non-recourse basis in order to be paid earlier than current payment terms provide. The Company’s obligations, including the amount due and scheduled payment dates, are not impacted by a suppliers’ decision to participate in this program. The Company does not reimburse suppliers for any costs they incur to participate in the program and their participation is voluntary. The amount outstanding under this program as of June 26, 2021 and March 27, 2021 was $21 million and $17 million, respectively, and was recorded within short-term debt in the Company’s consolidated balance sheets.
During the first quarter of Fiscal 2022, the Company's subsidiary, Versace, entered into an agreement with Banco BPM Banking Group ("the Bank") to sell certain tax receivables to the Bank in exchange for cash. As of June 26, 2021, the outstanding balance was $20 million, with $9 million and $11 million respectively, recorded within short-term debt and long-term debt in the Company’s consolidated balance sheets.
See Note 12 to the Company’s Fiscal 2021 Annual Report on Form 10-K for additional information regarding the Company’s credit facilities and debt obligations.

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
Please refer to the Contractual Obligations and Commercial Commitments disclosure within the Liquidity and Capital Resources section of the Company’s Annual Report on Form 10-K for the fiscal year ended March 27, 2021 for a detailed disclosure of other commitments and contractual obligations as of March 27, 2021.

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

At June 26, 2021 and March 27, 2021, the fair values of the Company’s forward foreign currency exchange contracts, interest rate swaps and net investment hedges were determined using broker quotations, which were calculations derived from observable market information: the applicable currency rates at the balance sheet date and those forward rates particular to the contract at inception. The Company makes no adjustments to these broker obtained quotes or prices, but assesses the credit risk of the counterparty and would adjust the provided valuations for counterparty credit risk when appropriate. The fair values of the forward contracts are included in prepaid expenses and other current assets, and in accrued expenses and other current liabilities in the consolidated balance sheets, depending on whether they represent assets or liabilities to the Company. The fair values of net investment hedges and interest rate swaps are included in other assets, and in other long-term liabilities in the consolidated balance sheets, depending on whether they represent assets or liabilities of the Company. See Note 12 for further detail.
All contracts are measured and recorded at fair value on a recurring basis and are categorized in Level 2 of the fair value hierarchy, as shown in the following table (in millions):

	Fair value at June 26, 2021 using:			Fair value at March 27, 2021 using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets:
Forward foreign currency exchange contracts	$—	$1	$—	$—	$2	$—
Net investment hedges	—	13	—	—	3	—
Total derivative assets	$—	$14	$—	$—	$5	$—

Derivative liabilities:
Forward foreign currency exchange contracts	$—	$—	$—	$—	$1	$—
Net investment hedges	—	190	—	—	263	—
Interest rate swap	—	—	—	—	1	—
Undesignated forward currency exchange contracts	—	—	—	—	—	—
Total derivative liabilities	$—	$190	$—	$—	$265	$—
The Company’s long-term debt obligations are recorded in its consolidated balance sheets at carrying values, which may differ from the related fair values. The fair value of the Company’s long-term debt is estimated using external pricing data, including any available quoted market prices and based on other debt instruments with similar characteristics. Borrowings under revolving credit agreements, if outstanding, are recorded at carrying value, which approximates fair value due to the frequent nature of such borrowings and repayments. See Note 9 for detailed information related to carrying values of the Company’s outstanding debt. The following table summarizes the carrying values and estimated fair values of the Company’s short- and long-term debt, based on Level 2 measurements (in millions):

	June 26, 2021		March 27, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior Notes due 2024	$447	$475	$447	$470
Term Loan	$842	$836	$865	$866
Revolving Credit Facilities	$—	$—	$—	$—
The Company’s cash and cash equivalents, accounts receivable and accounts payable are recorded at carrying value, which approximates fair value.

Non-Financial Assets and Liabilities
The Company’s non-financial assets include goodwill, intangible assets, operating lease right-of-use assets and property and equipment. Such assets are reported at their carrying values and are not subject to recurring fair value measurements. The Company’s goodwill and its indefinite-lived intangible assets (Versace and Jimmy Choo brands) are assessed for impairment at least annually, while its other long-lived assets, including operating lease right-of-use assets, property and equipment and definite-lived intangible assets, are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The Company determines the fair values of these assets based on Level 3 measurements using the Company’s best estimates of the amount and timing of future discounted cash flows, based on historical experience, market conditions, current trends and performance expectations.
The Company recorded no impairment charges during the three months ended June 26, 2021 and June 27, 2020.

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
Net Investment Hedges
During the three months ended June 26, 2021, the Company modified multiple fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $2.875 billion to hedge its net investment in Euro denominated subsidiaries. Certain of these contracts are supported by a credit support annex ("CSA") which provides for collateral exchange with the earliest effective date being May 2023. If the outstanding position of a contract exceeds a certain threshold governed by the aforementioned CSA's, either party is required to post cash collateral. Due to an-other-than-insignificant financing element on certain of these modified contracts, the net interest cash inflows of $8 million related to these contracts are classified as financing activities in the Company’s consolidated statements of cash flows.
As of June 26, 2021, the Company had multiple fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $4 billion to hedge its net investment in Euro denominated subsidiaries and $194 million to hedge its net investment in Japanese Yen denominated subsidiaries against future volatility in the exchange rates between the U.S. Dollar and these currencies. Under the terms of these contracts, the Company will exchange the semi-annual fixed rate payments on U.S. denominated debt for fixed rate payments of 0% to 4.457% in Euros and 3.588% in Japanese Yen. Certain of these contracts include mandatory early termination dates between February 2024 and February 2026, while the remaining contracts have maturity dates between March 2024 and August 2050. These contracts have been designated as net investment hedges.
When a cross-currency swap is used as a hedging instrument in a net investment hedge assessed under the spot method, the cross-currency basis spread is excluded from the assessment of hedge effectiveness and is recognized as a reduction in interest expense in the Company’s consolidated statements of operations and comprehensive income (loss). Accordingly, the Company recorded a reduction in interest expense of $12 million during the three months ended June 26, 2021, and an immaterial amount during the three months ended June 27, 2020. This increase from prior year is primarily due to the Company having higher average notional amounts outstanding on these hedges.
Interest Rate Swap
As of June 26, 2021, the Company had an interest rate swap with an initial notional amount of $500 million that will decrease to $350 million in April 2022. The swap was designated as a cash flow hedge designed to mitigate the impact of adverse interest rate fluctuations for a portion of the Company’s variable-rate debt equal to the notional amount of the swap. The interest rate swap converts the one-month Adjusted LIBOR interest rate on these borrowings to a fixed interest rate of 0.237% through December 2022.

When an interest rate swap agreement qualifies for hedge accounting as a cash flow hedge, the changes in the fair value are recorded in equity as a component of accumulated other comprehensive income and are reclassified into interest expense in the same period during which the hedged transactions affect earnings. During the three months ended June 26, 2021 and June 27, 2020, the Company recorded an immaterial amount of interest expense related to this agreement for both periods.
The following table details the fair value of the Company’s derivative contracts, which are recorded on a gross basis in the consolidated balance sheets as of June 26, 2021 and March 27, 2021 (in millions):

			Fair Values
	Notional Amounts		Assets				Liabilities
	June 26, 2021	March 27, 2021	June 26, 2021		March 27, 2021		June 26, 2021		March 27, 2021
Forward foreign currency exchange contracts	$154	$155	$1	(1)	$2	(1)	$—	(2)	$1	(2)
Net investment hedges	4,194	3,194	13	(3)	3	(3)	190	(4)	263	(4)
Interest rate swap	500	500	—		—		—		1	(4)
Total designated hedges	4,848	3,849	14		5		190		265
Undesignated derivative contracts (5)	30	13	—		—		—		—
Total	$4,878	$3,862	$14		$5		$190		$265

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
The Company records and presents the fair values of all of its derivative assets and liabilities in its consolidated balance sheets on a gross basis, as shown in the previous table. However, if the Company were to offset and record the asset and liability balances for its derivative instruments on a net basis in accordance with the terms of its master netting arrangements, which provide for the right to set-off amounts for similar transactions denominated in the same currencies, the resulting impact as of June 26, 2021 and March 27, 2021 would be as follows (in millions):

	Forward Currency Exchange Contracts		Net Investment Hedges		Interest Rate Swaps
	June 26, 2021	March 27, 2021	June 26, 2021	March 27, 2021	June 26, 2021	March 27, 2021
Assets subject to master netting arrangements	$1	$2	$13	$3	$—	$—
Liabilities subject to master netting arrangements	$—	$1	$190	$263	$—	$1
Derivative assets, net	$1	$1	$12	$3	$—	$—
Derivative liabilities, net	$—	$—	$189	$263	$—	$1
Currently, the Company’s master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties.
Changes in the fair value of the Company’s forward foreign currency exchange contracts that are designated as accounting hedges are recorded in equity as a component of accumulated other comprehensive income and are reclassified from accumulated other comprehensive income into earnings when the items underlying the hedged transactions are recognized into earnings, as a component of cost of goods sold within the Company’s consolidated statements of operations and comprehensive income (loss). The net gain or loss on net investment hedges are reported within foreign currency translation gains and losses (“CTA”) as a component of accumulated other comprehensive income on the Company’s consolidated balance sheets. Upon discontinuation of the hedge, such amounts remain in CTA until the related investment is sold or liquidated. Changes in the fair value of the Company’s interest rate swaps that are designated as accounting hedges are recorded in equity as a component of accumulated other comprehensive income and are reclassified from accumulated other comprehensive income into earnings when the items underlying the hedged transactions are recognized into earnings, as a component of interest expense within the Company’s consolidated statements of operations and comprehensive income (loss).
The following table summarizes the pre-tax impact of the gains and losses on the Company’s designated forward foreign currency exchange contracts, net investment hedges and interest rate swaps (in millions):

	Three Months Ended
	June 26, 2021	June 27, 2020
	Pre-Tax Gains (Losses) Recognized in OCI	Pre-Tax Losses Recognized in OCI
Designated forward foreign currency exchange contracts	$(1)	$—
Designated net investment hedges	$83	$—
Designated interest rate swaps	$—	$(1)
The following tables summarize the pre-tax impact of the gains and losses within the consolidated statements of operations and comprehensive income (loss) related to the designated forward foreign currency exchange contracts for the three months ended June 26, 2021 and June 27, 2020 (in millions):

	Three Months Ended
	Pre-Tax Loss (Gain) Reclassified from Accumulated OCI		Location of Gain Recognized
	June 26, 2021	June 27, 2020
Designated forward foreign currency exchange contracts	$1	$(1)	Cost of goods sold

The Company expects that substantially all of the amounts currently recorded in accumulated other comprehensive income for its forward foreign currency exchange contracts will be reclassified into earnings during the next 12 months, based upon the timing of inventory purchases and turnover.
Undesignated Hedges
During the three months ended June 26, 2021 and June 27, 2020, the net impact of changes in the fair value of undesignated forward foreign currency exchange contracts recognized within foreign currency loss (gain) in the Company’s consolidated statements of operations and comprehensive income (loss) was immaterial.

13. Shareholders’ Equity
Share Repurchase Program
During the first quarter of Fiscal 2022, the Company reinstated its $500 million share-repurchase program, which was previously suspended during the first quarter of Fiscal 2021 in response to the impact of the COVID-19 pandemic and the provisions of the Second Amendment of the 2018 Credit Facility. During the three months ended June 26, 2021, the Company purchased 921,080 shares for a total cost of approximately $50 million including commission, through open market transactions under the current plan. As of June 26, 2021, the remaining availability under the Company’s share repurchase program was $350 million. During the three months ended June 27, 2020, the Company did not purchase any shares through open market transactions under the current plan, as the Company's share-repurchase plan was suspended at that time. Share repurchases may be made in open market or privately negotiated transactions, subject to market conditions, applicable legal requirements, trading transactions under the Company’s insider trading policy and other relevant factors. The program may be suspended or discontinued at any time.
The Company also has in place a “withhold to cover” repurchase program, which allows the Company to withhold ordinary shares from certain executive officers and directors to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards. During the three month periods ended June 26, 2021 and June 27, 2020, the Company withheld 167,070 shares and 38,119 shares, respectively, with a fair value of $9 million and $1 million, respectively, in satisfaction of minimum tax withholding obligations relating to the vesting of restricted share awards.
Accumulated Other Comprehensive Income (Loss)
The following table details changes in the components of accumulated other comprehensive income (loss) (“AOCI”), net of taxes, for the three months ended June 26, 2021 and June 27, 2020, respectively (in millions):

	Foreign Currency Translation Gains (Losses) (1)	Net (Losses) Gains on Derivatives (2)	Other Comprehensive Income (Loss) Attributable to Capri
Balance at March 27, 2021	$57	$(1)	$56
Other comprehensive income (loss) before reclassifications	91	(1)	90
Less: amounts reclassified from AOCI to earnings	—	(1)	(1)
Other comprehensive income, net of tax	91	—	91
Balance at June 26, 2021	$148	$(1)	$147

Balance at March 28, 2020	$72	$3	$75
Other comprehensive loss before reclassifications	(3)	—	(3)
Less: amounts reclassified from AOCI to earnings	—	1	1
Other comprehensive loss, net of tax	(3)	(1)	(4)
Balance at June 27, 2020	$69	$2	$71

(1)Foreign currency translation gains and losses for the three months ended June 26, 2021 primarily include a net loss of $1 million on intra-entity transactions that are of a long-term investment nature, and a $64 million gain, net of taxes of $19 million, relating to the Company's net investment hedges, in addition to a net $27 million translation gain. Foreign currency translation gains and losses for the three months ended June 27, 2020 primarily include net gains of $1 million on intra-entity transactions that are of a long-term investment nature.
(2)Reclassified amounts primarily relate to the Company’s forward foreign currency exchange contracts for inventory purchases and are recorded within cost of goods sold in the Company’s consolidated statements of operations and comprehensive income (loss). All tax effects were not material for the periods presented.

14. Share-Based Compensation
The Company grants equity awards to certain employees and directors of the Company at the discretion of the Company’s Compensation and Talent Committee. The Company has two equity plans, one stock option plan adopted in Fiscal 2008 (as amended and restated, the “2008 Plan”), and the Omnibus Incentive Plan adopted in the third fiscal quarter of Fiscal 2012 and amended and restated with shareholder approval in May 2015 and again in June 2020 (the “Incentive Plan”). The 2008 Plan only provided for grants of share options and was authorized to issue up to 23,980,823 ordinary shares. As of June 26, 2021, there were no shares available to grant equity awards under the 2008 Plan. The Incentive Plan allows for grants of share options, restricted shares and RSUs, and other equity awards, and authorizes a total issuance of up to 18,846,000 ordinary shares after amendments in June 2020. At June 26, 2021, there were 4,064,983 ordinary shares available for future grants of equity awards under the Incentive Plan. Option grants issued from the 2008 Plan generally expire ten years from the date of the grant, and those issued under the Incentive Plan generally expire seven years from the date of the grant.

The following table summarizes the Company’s share-based compensation activity during the three months ended June 26, 2021:

	Options	Service-Based RSUs	Performance-Based RSUs
Outstanding/Unvested at March 27, 2021	1,150,260	4,895,517	581,659
Granted	—	1,314,010	—
Exercised/Vested	(160,388)	(1,596,352)	(347,561)
Change due to performance condition	—	—	26,109
Canceled/Forfeited	(345,546)	(60,727)	—
Outstanding/Unvested at June 26, 2021	644,326	4,552,448	260,207
The weighted average grant date fair value of service-based RSUs granted during the three months ended June 26, 2021 was $54.67. The weighted average grant date fair value of service-based RSUs granted during the three months ended June 27, 2020 was $16.24.
Share-Based Compensation Expense
The following table summarizes compensation expense attributable to share-based compensation for the three months ended June 26, 2021 and June 27, 2020 (in millions):

	Three Months Ended
	June 26, 2021	June 27, 2020
Share-based compensation expense	$36	$24
Tax benefit related to share-based compensation expense	$7	$5
Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rates. The estimated value of future forfeitures for equity grants as of June 26, 2021 is approximately $16 million.
See Note 17 in the Company’s Fiscal 2021 Annual Report on Form 10-K for additional information relating to the Company’s share-based compensation awards.

15. Income Taxes
The Company’s effective tax rate for the three months ended June 26, 2021 was 14.5%. Such rates differs from the United Kingdom (“U.K.”) federal statutory rate of 19% primarily due to the favorable impact of global financing activities, and the impact of the variation of the proportionate geographical mix of earnings, particularly jurisdictions for which a valuation allowance is maintained. The favorable impacts are partially offset by the impact of the tax rate change in the United Kingdom on the Company's net deferred tax liabilities recorded for the three months ended June 26, 2021. The global financing activities are related to the Company’s 2014 move of its principal executive office from Hong Kong to the U.K. and decision to become a U.K. tax resident. In connection with this decision, the Company funded its international growth strategy through intercompany debt financing arrangements. These debt financing arrangements reside between certain of our U.S., U.K. and Hungarian subsidiaries. Due to the difference in the statutory income tax rates between these jurisdictions, the Company realizes a lower effective tax rate.

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

The Company’s three reportable segments are as follows:
•Versace — segment includes revenue generated through the sale of Versace luxury ready-to-wear, accessories and footwear through directly operated Versace boutiques throughout North America (United States and Canada), certain parts of EMEA and certain parts of Asia, as well as through Versace outlet stores and e-commerce sites. In addition, revenue is generated through wholesale sales to distribution partners (including geographic licensing arrangements that allow third parties to use the Versace trademarks in connection with retail and/or wholesale sales of Versace branded products in specific geographic regions), multi-brand department stores and specialty stores worldwide, as well as through product license agreements in connection with the manufacturing and sale of jeans, fragrances, watches, jewelry, eyewear and home furnishings.
•Jimmy Choo — segment includes revenue generated through the sale of Jimmy Choo luxury footwear, handbags and small leather goods and accessories through directly operated Jimmy Choo retail and outlet stores throughout the Americas, certain parts of EMEA and certain parts of Asia, through its e-commerce sites, as well as through wholesale sales of luxury goods to distribution partners (including geographic licensing arrangements that allow third parties to use the Jimmy Choo trademarks in connection with retail and/or wholesale sales of Jimmy Choo branded products in specific geographic regions), multi-brand department stores and specialty stores worldwide. In addition, revenue is generated through product licensing agreements, which allow third parties to use the Jimmy Choo brand name and trademarks in connection with the manufacturing and sale of fragrances and eyewear.
•Michael Kors — segment includes revenue generated through the sale of Michael Kors products through four primary Michael Kors retail store formats: “Collection” stores, “Lifestyle” stores (including concessions), outlet stores and e-commerce sites, through which the Company sells Michael Kors products, as well as licensed products bearing the Michael Kors name, directly to consumers throughout the Americas, certain parts of EMEA and certain parts of Asia. The Company also sells Michael Kors products directly to department stores, primarily located across the Americas and Europe, to specialty stores and travel retail shops, and to its geographic licensees. In addition, revenue is generated through product and geographic licensing arrangements, which allow third parties to use the Michael Kors brand name and trademarks in connection with the manufacturing and sale of products, including watches, jewelry, fragrances and eyewear.
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

The following table presents the key performance information of the Company’s reportable segments (in millions):

	Three Months Ended
	June 26, 2021	June 27, 2020
Total revenue:
Versace	$240	$93
Jimmy Choo	142	51
Michael Kors	871	307
Total revenue	$1,253	$451

Income (loss) from operations:
Versace	$48	$(41)
Jimmy Choo	11	(29)
Michael Kors	240	(48)
Total segment income (loss) from operations	299	(118)
Less: Corporate expenses	(41)	(31)
Restructuring and other charges	(3)	(8)
COVID-19 related charges	3	(5)
Total income (loss) from operations	$258	$(162)

Depreciation and amortization expense for each segment are as follows (in millions):

	Three Months Ended
	June 26, 2021	June 27, 2020
Depreciation and amortization:
Versace	$14	$13
Jimmy Choo	7	7
Michael Kors	29	34
Total depreciation and amortization	$50	$54

Total revenue (based on country of origin) by geographic location are as follows (in millions):

	Three Months Ended
	June 26, 2021	June 27, 2020
Revenue:
The Americas (U.S., Canada and Latin America) (1)	$715	$177
EMEA	302	122
Asia	236	152
Total revenue	$1,253	$451

(1)Total revenue earned in the U.S. was $671 million and $161 million for the three months ended June 26, 2021 and June 27, 2020, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis (“MD&A”) of our Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto included as part of this interim report. Forward-looking statements are prospective in nature and are not based on historical facts, but rather on current expectations and projections of the management of the Company about future events, and are therefore subject to risks and uncertainties which could cause actual results to differ materially from the future results expressed or implied by the forward-looking statements. All statements other than statements of historical facts included herein, may be forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “plans”, “believes”, “expects”, “intends”, “will”, “should”, “could”, “would”, “may”, “anticipates”, “might” or similar words or phrases, are forward-looking statements. These forward-looking statements are not guarantees of future financial performance. Such forward-looking statements involve known and unknown risks and uncertainties that could significantly affect expected results and are based on certain key assumptions, which could cause actual results to differ materially from those projected or implied in any forward-looking statements. These risks, uncertainties and other factors include the impact of the COVID-19 pandemic, levels of cash flow and future availability of credit, compliance with restrictive covenants under the Company’s credit agreement, the Company’s ability to integrate successfully and to achieve anticipated benefits of any acquisition and to successfully execute our growth strategies; the risk of disruptions to the Company’s businesses; risks associated with operating in international markets and our global sourcing activities; the risk of cybersecurity threats and privacy or data security breaches; the negative effects of events on the market price of the Company’s ordinary shares and its operating results; significant transaction costs; unknown liabilities; the risk of litigation and/or regulatory actions related to the Company’s businesses; fluctuations in demand for the Company’s products; levels of indebtedness (including the indebtedness incurred in connection with acquisitions); the timing and scope of future share buybacks, which may be made in open market or privately negotiated transactions, and are subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors, and which share repurchases may be suspended or discontinued at any time, the level of other investing activities and uses of cash; changes in consumer traffic and retail trends; loss of market share and industry competition; fluctuations in the capital markets; fluctuations in interest and exchange rates; the occurrence of unforeseen epidemics and pandemics, disasters or catastrophes; political or economic instability in principal markets; adverse outcomes in litigation; and general, local and global economic, political, business and market conditions, as well as those risks set forth in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended March 27, 2021, filed with the Securities and Exchange Commission on May 26, 2021.

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
Our Michael Kors brand was launched 40 years ago by Michael Kors, whose vision has taken the Company from its beginnings as an American luxury sportswear house to a global accessories, footwear and ready-to-wear company with a global distribution network that has presence in over 100 countries through Company-operated retail stores and e-commerce sites, leading department stores, specialty stores and select licensing partners. Michael Kors is a highly recognized luxury fashion brand in the Americas and Europe with growing brand awareness in other international markets. Michael Kors features distinctive designs, materials and craftsmanship with a jet-set aesthetic that combines stylish elegance and a sporty attitude. Michael Kors offers three primary collections: the Michael Kors Collection luxury line, the MICHAEL Michael Kors accessible luxury line and the Michael Kors Mens line. The Michael Kors Collection establishes the aesthetic authority of the entire brand and is carried by select retail stores, our e-commerce sites, as well as in the finest luxury department stores in the world. MICHAEL Michael Kors has a strong focus on accessories, in addition to offering footwear and ready-to-wear, and addresses the significant demand opportunity in accessible luxury goods. We have also been developing our men’s business in recognition of the significant opportunity afforded by the Michael Kors brand’s established fashion authority and the expanding men’s market. Taken together, our Michael Kors collections target a broad customer base while retaining our premium luxury image.
Certain Factors Affecting Financial Condition and Results of Operations
COVID-19 Pandemic. See Item 1A — "The COVID-19 pandemic may continue to have a material adverse effect on our business and results of operations" of our Annual Report on Form 10-K for the fiscal year ended March 27, 2021 for additional discussion regarding risks to our business associated with the COVID-19 pandemic.
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
Channel shift and demand for our accessories and related merchandise. Our performance is affected by trends in the luxury goods industry, as well as shifts in demographics and changes in lifestyle preferences. Although overall consumer spending for personal luxury products has increased in recent years, consumer shopping preferences have continued to shift from physical stores to online shopping. We currently expect that this trend will continue in the foreseeable future. We continue to adjust our operating strategy to the changing business environment. In addition, last year we announced our Capri Retail Store Optimization Program to close approximately 170 of our retail stores over two fiscal years, which began during Fiscal 2021 and will continue into Fiscal 2022, in order to improve the profitability of our retail store fleet. Over this time period, we expect to incur approximately $75 million of one-time costs associated with these store closures. As of June 26, 2021, we have closed a total of 111 stores and recorded net restructuring charges of $2 million relating to the program since its inception. Collectively, we continue to anticipate ongoing savings as a result of the store closures and lower depreciation associated with the impairment charges being recorded.
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
Disruptions in shipping and distribution. Our operations are subject to the impact of shipping disruptions as a result of changes or damage to our distribution infrastructure, as well as due to external factors, including the impacts of COVID-19. Any future disruptions in our shipping and distribution network could have a negative impact on our results of operations. See Item 1A — "Risk Factors" — "We primarily use foreign manufacturing contractors and independent third-party agents to source our finished goods and our business is subject to risks inherent in global sourcing activities, including disruptions or delays in manufacturing or shipments" of our Annual Report on Form 10-K for the fiscal year ended March 27, 2021 for additional discussion.
Costs of manufacturing and tariffs. Our industry is subject to volatility in costs related to certain raw materials used in the manufacturing of our products. This volatility applies primarily to costs driven by commodity prices, which can increase or decrease dramatically over a short period of time. In addition, our costs may be impacted by sanction tariffs imposed on our products due to changes in trade terms. For example, we have historically received benefits from duty-free imports on certain products from certain countries pursuant to the U.S. Generalized System of Preferences ("GSP") program. The GSP program expired on December 31, 2020. If the GSP program is not renewed or otherwise made retroactive, we will continue to experience significant additional duties and our gross margin will continue to be negatively impacted. Additionally, we are subject to government import regulations, including U.S. Customs and Border Protection ("CBP") withhold release orders. The imposition of taxes, duties and quotas, the withdrawal from or material modification to trade agreements, and/or if CBP detains shipments of our goods pursuant to a withhold release order could have a material adverse effect on our business, results of operations and financial condition. If additional tariffs or trade restrictions are implemented by the U.S. or other countries, the cost of our products could increase which could adversely affect our business. In addition, commodity prices and tariffs may have an impact on our revenues, results of operations and cash flows. We use commercially reasonable efforts to mitigate these effects by sourcing our products as efficiently as possible and diversifying the countries where we produce. In addition, manufacturing labor costs are also subject to degrees of volatility based on local and global economic conditions. We use commercially reasonable efforts to source from localities that suit our manufacturing standards and result in more favorable labor driven costs to our products.
Segment Information
We operate in three reportable segments, which are as follows:
Versace
We generate revenue through the sale of Versace luxury ready-to-wear, accessories and footwear through directly operated Versace boutiques throughout North America (United States and Canada), certain parts of EMEA (Europe, Middle East and Africa) and certain parts of Asia, as well as through Versace outlet stores and e-commerce sites. In addition, revenue is generated through wholesale sales to distribution partners (including geographic licensing arrangements), multi-brand department stores and specialty stores worldwide, as well as through product license agreements in connection with the manufacturing and sale of products, including jeans, fragrances, watches, jewelry, eyewear and home furnishings.
Jimmy Choo
We generate revenue through the sale of Jimmy Choo luxury goods through directly operated Jimmy Choo retail and outlet stores throughout the Americas (United States, Canada and Latin America), certain parts of EMEA and certain parts of Asia, through our e-commerce sites, as well as through wholesale sales of luxury goods to distribution partners (including geographic licensing arrangements that allow third parties to use the Jimmy Choo tradename in connection with retail and/or wholesale sales of Jimmy Choo branded products in specific geographic regions), multi-brand department stores and specialty stores worldwide. In addition, revenue is generated through product licensing agreements, which allow third parties to use the Jimmy Choo brand name and trademarks in connection with the manufacturing and sale of products, including fragrances and eyewear.
Michael Kors
We generate revenue through the sale of Michael Kors products through four primary Michael Kors retail store formats: “Collection” stores, “Lifestyle” stores (including concessions), outlet stores and e-commerce, through which we sell our products, as well as licensed products bearing our name, directly to consumers throughout the Americas, certain parts of EMEA and certain parts of Asia. Our Michael Kors e-commerce business includes e-commerce sites in the U.S., Canada and EMEA and Asia. We also sell Michael Kors products directly to department stores, primarily located across the Americas and EMEA, to specialty stores and travel retail shops in the Americas, Europe and Asia, and to our geographic licensees in certain parts of EMEA, Asia and Brazil. In addition, revenue is generated through product and geographic licensing arrangements, which allow third parties to use the Michael Kors brand name and trademarks in connection with the manufacturing and sale of products, including watches, jewelry, fragrances and eyewear, as well as through geographic licensing arrangements, which allow third parties to use the Michael Kors tradename in connection with the retail and/or wholesale sales of our Michael Kors branded products in specific geographic regions.

Unallocated Corporate Expenses
In addition to the reportable segments discussed above, we have certain corporate costs that are not directly attributable to our brands and, therefore, are not allocated to segments. Such costs primarily include certain administrative, corporate occupancy, shared service and information systems expenses, including ERP system implementation costs. In addition, certain other costs are not allocated to segments, including restructuring and other charges (including transaction and transition costs related to our acquisitions), impairment costs and COVID-19 related charges. The segment structure is consistent with how our chief operating decision maker plans and allocates resources, manages the business and assesses performance. The following table presents our total revenue and income (loss) from operations by segment for the three months ended June 26, 2021 and June 27, 2020 (in millions):

		Three Months Ended
		June 26, 2021	June 27, 2020
Total revenue:
	Versace	$240	$93
	Jimmy Choo	142	51
	Michael Kors	871	307
Total revenue		$1,253	$451

Income (loss) from operations:
	Versace	$48	$(41)
	Jimmy Choo	11	(29)
	Michael Kors	240	(48)
Total segment income (loss) from operations		299	(118)
Less:	Corporate expenses	(41)	(31)
	Restructuring and other charges	(3)	(8)
	COVID-19 related charges	3	(5)
Total income (loss) from operations		$258	$(162)

The following table presents our global network of retail stores and wholesale doors by brand:

	As of
	June 26, 2021	June 27, 2020
Number of full price retail stores (including concessions):
Versace	151	154
Jimmy Choo	180	181
Michael Kors	528	549
	859	884

Number of outlet stores:
Versace	57	50
Jimmy Choo	53	47
Michael Kors	292	273
	402	370

Total number of retail stores	1,261	1,254

Total number of wholesale doors:
Versace	780	755
Jimmy Choo	456	535
Michael Kors	2,686	2,829
	3,922	4,119
The following table presents our retail stores by geographic location:

	As of			As of
	June 26, 2021			June 27, 2020
	Versace	Jimmy Choo	Michael Kors	Versace	Jimmy Choo	Michael Kors
Store count by region:
The Americas	34	44	352	30	47	365
EMEA	58	76	175	59	76	180
Asia	116	113	293	115	105	277
	208	233	820	204	228	822
Key Consolidated Performance Indicators and Statistics
We use a number of key indicators of operating results to evaluate our Company’s performance, including the following (dollars in millions):

	Three Months Ended
	June 26, 2021	June 27, 2020
Total revenue	$1,253	$451
Gross profit as a percent of total revenue	68.3%	67.0%
Income (loss) from operations	$258	$(162)
Income (loss) from operations as a percent of total revenue	20.6%	(35.9)%

Seasonality
We experience certain effects of seasonality with respect to our business. We generally experience greater sales during our third fiscal quarter, primarily driven by holiday season sales, and the lowest sales during our first fiscal quarter.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Critical accounting policies are those that are the most important to the portrayal of our results of operations and financial condition and that require our most difficult, subjective and complex judgments to make estimates about the effect of matters that are inherently uncertain. In applying such policies, we must use certain assumptions that are based on our informed judgments, assessments of probability and best estimates. Estimates, by their nature, are subjective and are based on analysis of available information, including current and historical factors and the experience and judgment of management. We evaluate our assumptions and estimates on an ongoing basis. While our significant accounting policies are detailed in Note 2 to the accompanying consolidated financial statements, our critical accounting policies are disclosed in full in the MD&A section of our Annual Report on Form 10-K for the fiscal year ended March 27, 2021. There have been no significant changes in our critical accounting policies and estimates since March 27, 2021.

Results of Operations
Comparison of the three months ended June 26, 2021 with the three months ended June 27, 2020
The following table details the results of our operations for the three months ended June 26, 2021 and June 27, 2020, and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Three Months Ended		$ Change	% Change	% of Total Revenue for the Three Months Ended
	June 26, 2021	June 27, 2020			June 26, 2021	June 27, 2020
Statements of Operations Data:
Total revenue	$1,253	$451	$802	177.8%
Cost of goods sold	397	149	248	166.4%	31.7%	33.0%
Gross profit	856	302	554	183.4%	68.3%	67.0%
Selling, general and administrative expenses	545	402	143	35.6%	43.5%	89.1%
Depreciation and amortization	50	54	(4)	(7.4)%	4.0%	12.0%
Restructuring and other charges	3	8	(5)	(62.5)%	0.2%	1.8%
Total operating expenses	598	464	134	28.9%	47.7%	102.9%
Income (loss) from operations	258	(162)	420	259.3%	20.6%	(35.9)%
Other income, net	—	(1)	1	NM	—%	(0.2)%
Interest expense, net	1	17	(16)	(94.1)%	0.1%	3.8%
Foreign currency loss (gain)	1	(3)	4	NM	0.1%	(0.7)%
Income (loss) before provision for income taxes	256	(175)	431	NM	20.4%	(38.8)%
Provision for income taxes	37	5	32	NM	3.0%	1.1%
Net income (loss)	219	(180)	399	NM
Less: Net income attributable to noncontrolling interest	—	—	—	—%
Net income (loss) attributable to Capri	$219	$(180)	$399	NM

NM Not meaningful
Total Revenue
Total revenue increased $802 million, or 177.8%, to $1.253 billion for the three months ended June 26, 2021, compared to $451 million for the three months ended June 27, 2020, which included net favorable foreign currency effects of approximately $63 million, primarily related to the strengthening of the Euro, British Pound, Chinese Renminbi, and Canadian Dollar against the U.S. Dollar during the three months ended June 26, 2021 as compared to the same prior year period. On a constant currency basis, our total revenue increased $739 million, or 163.9%. The increase is attributable to the continued recovery from the COVID-19 pandemic. In the prior fiscal year, the Company experienced widespread, temporary store closures and a significant decline in store traffic.
Gross Profit
Gross profit increased $554 million, or 183.4%, to $856 million for the three months ended June 26, 2021, compared to $302 million for the three months ended June 27, 2020, which included net favorable foreign currency effects of $43 million. Gross profit as a percentage of total revenue increased 130 basis points to 68.3% during the three months ended June 26, 2021, compared to 67.0% during the three months ended June 27, 2020. The increase in our gross profit margin was primarily attributable to a higher average unit price, partially offset by unfavorable channel mix during the three months ended June 26, 2021, as compared to the three months ended June 27, 2020.

Total Operating Expenses
Total operating expenses increased $134 million, or 28.9%, to $598 million during the three months ended June 26, 2021, compared to $464 million for the three months ended June 27, 2020. Our operating expenses included a net unfavorable foreign currency impact of approximately $38 million. Total operating expenses decreased to 47.7% as a percentage of total revenue for the three months ended June 26, 2021, compared to 102.9% for the three months ended June 27, 2020. The components that comprise total operating expenses are explained below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $143 million, or 35.6%, to $545 million during the three months ended June 26, 2021, compared to $402 million for the three months ended June 27, 2020, primarily due to increased retail store, e-commerce and corporate costs during the three months ended June 26, 2021, as well as decreased costs during the three months ended June 27, 2020 from our cost reduction initiatives as a direct result of COVID-19.
Selling, general, and administrative expenses as a percentage of total revenue decreased to 43.5% for the three months ended June 26, 2021, compared to 89.1% for the three months ended June 27, 2020, primarily due to better leverage on higher revenue during the three months ended June 26, 2021, as compared to the three months ended June 27, 2020.
Corporate expenses, which are included within selling, general and administrative expenses discussed above, but are not directly attributable to a reportable segment, increased $10 million, or 32.3%, to $41 million during the three months ended June 26, 2021 as compared to $31 million for the three months ended June 27, 2020, primarily due to an increase in compensation expense during the three months ended June 26, 2021, as well as lower costs as a result of COVID-19 during the three months ended June 27, 2020.
Depreciation and Amortization
Depreciation and amortization decreased $4 million, or 7.4%, to $50 million during the three months ended June 26, 2021, compared to $54 million for the three months ended June 27, 2020. The decrease in depreciation and amortization expense was primarily attributable to lower depreciation due to lower capital expenditures in Fiscal 2021. Depreciation and amortization decreased to 4.0% as a percentage of total revenue during the three months ended June 26, 2021, compared to 12.0% for the three months ended June 27, 2020 primarily due to lower revenues during the prior year due to COVID-19.
Restructuring and Other Charges
During the three months ended June 26, 2021, we recognized restructuring and other charges of $3 million, which included other costs of $6 million primarily related to equity awards associated with the acquisition of Versace and partially offset by $3 million of gains related to our Capri Retail Store Optimization Program (see Note 8 to the accompanying consolidated financial statements for additional information).
During the three months ended June 27, 2020, we recognized restructuring and other charges of $8 million, which included other costs of $5 million primarily related to equity awards associated with the acquisition of Versace and $3 million related to our Capri Retail Store Optimization Program.
Income (Loss) from Operations
As a result of the foregoing, income from operations increased $420 million, to $258 million during three months ended June 26, 2021, compared to a loss from operations of $162 million for the three months ended June 27, 2020. Income (loss) from operations as a percentage of total revenue increased to 20.6% during the three months ended June 26, 2021, compared to (35.9)% for the three months ended June 27, 2020. See Segment Information above for a reconciliation of our segment operating income (loss) to total operating income (loss).
Interest Expense, net
Interest expense, net, decreased $16 million to $1 million during the three months ended June 26, 2021, compared to $17 million for the three months ended June 27, 2020, primarily due to an increase of interest income attributable to higher average notional amounts outstanding on our net investment hedges in the current year and a decrease in interest expense attributable to lower average borrowings outstanding (see Note 9 and Note 12 to the accompanying consolidated financial statements for additional information).

Foreign Currency Loss (Gain)
During the three months ended June 26, 2021, we recognized a net foreign currency loss of $1 million, primarily attributable to the evaluation and settlement of certain of our accounts payable in currencies other than the functional currency.
During the three months ended June 27, 2020, we recognized a net foreign currency gain of $3 million, primarily attributable to the revaluation and settlement of certain of our accounts payable in currencies other than the functional currency, as well as the remeasurement of dollar-denominated intercompany loans with certain of our subsidiaries.
Provision for Income Taxes

We recognized $37 million of income tax expense on pre-tax income of $256 million during the three months ended June 26, 2021, compared to $5 million on pre-tax loss of $175 million for the three months ended June 27, 2020. Our effective tax rates were 14.5% and (2.9)% for the three months ended June 26, 2021 and June 27, 2020, respectively. Our effective tax rate for three months ended June 26, 2021 was significantly higher than our effective tax rate in the three months ended June 27, 2020 and not a meaningful or comparable metric, primarily due to the relationship between income tax expense and pre-tax loss in the prior year. The increase in our income tax expense was primarily related to the increase in earnings during the three months ended June 26, 2021, compared to the three months ended June 27, 2020 and due to the revaluation of our net deferred tax liabilities as a result of the tax rate change in the United Kingdom during the period.
Our effective tax rate may fluctuate from time to time due to the effects of changes in U.S. state and local taxes and tax rates in foreign jurisdictions. In addition, factors such as the geographic mix of earnings, enacted tax legislation and the results of various global tax strategies, may also impact our effective tax rate in future periods.

Net Income (Loss) Attributable to Capri
As a result of the foregoing, our net income increased $399 million to a net income of $219 million during the three months ended June 26, 2021, compared to a net loss of $180 million for the three months ended June 27, 2020.
Segment Information
Versace

	Three Months Ended			% Change
(dollars in millions)	June 26, 2021	June 27, 2020	$ Change	As Reported	Constant Currency
Revenues	$240	$93	$147	158.1%	135.5%
Income (loss) from operations	48	(41)	89	217.1%
Operating margin	20.0%	(44.1)%
Revenues
Versace revenues increased $147 million, or 158.1% to $240 million during the three months ended June 26, 2021, compared to $93 million for the three months ended June 27, 2020, which included favorable foreign currency effects of $21 million. On a constant currency basis, revenue increased $126 million, or 135.5%, primarily attributable to the continued recovery from the COVID-19 pandemic. In the prior fiscal year, the Company experienced widespread, temporary store closures and a significant decline in store traffic.
Income (Loss) from Operations
During the three months ended June 26, 2021, Versace recorded income from operations of $48 million, compared to a loss from operations of $41 million for the three months ended June 27, 2020. Operating margin increased from (44.1)% for the three months ended June 27, 2020, to 20.0% during the three months ended June 26, 2021, primarily due to higher average unit retail and leveraging of operating expenses due to higher revenue.

Jimmy Choo

	Three Months Ended			% Change
(dollars in millions)	June 26, 2021	June 27, 2020	$ Change	As Reported	Constant Currency
Revenues	$142	$51	$91	178.4%	147.1%
Income (loss) from operations	11	(29)	40	137.9%
Operating margin	7.7%	(56.9)%
Revenues
Jimmy Choo revenues increased $91 million, or 178.4%, to $142 million during the three months ended June 26, 2021, compared to $51 million for the three months ended June 27, 2020, which included favorable foreign currency effects of $16 million. On a constant currency basis, revenue increased $75 million, or 147.1%, primarily attributable to the continued recovery from the COVID-19 pandemic. In the prior fiscal year, the Company experienced widespread, temporary store closures and a significant decline in store traffic.
Income (Loss) from Operations
During the three months ended June 26, 2021, Jimmy Choo recorded income from operations of $11 million, compared to a loss from operations of $29 million for the three months ended June 27, 2020. Operating margin increased from (56.9)% for the three months ended June 27, 2020 to 7.7% during the three months ended June 26, 2021, primarily due to higher average unit retail and leveraging of operating expenses due to higher revenue.
Michael Kors

	Three Months Ended			% Change
(dollars in millions)	June 26, 2021	June 27, 2020	$ Change	As Reported	Constant Currency
Revenues	$871	$307	$564	183.7%	175.2%
Income (loss) from operations	240	(48)	288	600.0%
Operating margin	27.6%	(15.6)%
Revenues
Michael Kors revenues increased $564 million, or 183.7%, to $871 million during the three months ended June 26, 2021, compared to $307 million for the three months ended June 27, 2020, which included favorable foreign currency effects of $26 million. On a constant currency basis, revenue increased $538 million, or 175.2%, primarily attributable to the continued recovery from the COVID-19 pandemic. In the prior fiscal year, the Company experienced widespread, temporary store closures and a significant decline in store traffic.
Income (Loss) from Operations
During the three months ended June 26, 2021, Michael Kors recorded income from operations of $240 million, compared to a loss from operations of $48 million for the three months ended June 27, 2020. Operating margin increased from (15.6)% for the three months ended June 27, 2020, to 27.6% during the three months ended June 26, 2021, primarily due to leveraging of operating expenses on higher revenues, partially offset by unfavorable channel mix as wholesale sales were significantly lower due to the initial impact of COVID-19 in the three months ended June 27, 2020.

Liquidity and Capital Resources
Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, along with borrowings available under our credit facilities (see below discussion regarding “Revolving Credit Facilities”) and available cash and cash equivalents. Our primary use of this liquidity is to fund the ongoing cash requirements, including our working capital needs and capital investments in our business, debt repayments, acquisitions, returns of capital, including share repurchases and other corporate activities. We believe that the cash generated from our operations, together with borrowings available under our revolving credit facilities and available cash and cash equivalents, will be sufficient to meet our working capital needs for the next 12 months and beyond, including investments made and expenses incurred in connection with our store growth plans, shop-in-shop growth, investments in corporate and distribution facilities, continued systems development, e-commerce and marketing initiatives. We spent $23 million on capital expenditures during the three months ended June 26, 2021.
The following table sets forth key indicators of our liquidity and capital resources (in millions):

	As of
	June 26, 2021	March 27, 2021
Balance Sheet Data:
Cash and cash equivalents	$356	$232
Working capital	$145	$(75)
Total assets	$7,624	$7,481
Short-term debt	$127	$123
Long-term debt	$1,206	$1,219

	Three Months Ended
	June 26, 2021	June 27, 2020
Cash Flows Provided By (Used In):
Operating activities	$204	$67
Investing activities	(23)	(32)
Financing activities	(55)	(420)
Effect of exchange rate changes	(2)	—
Net increase (decrease) in cash and cash equivalents	$124	$(385)
Cash Provided by Operating Activities
Net cash provided by operating activities increased $137 million to $204 million during the three months ended June 26, 2021, as compared to $67 million for the three months ended June 27, 2020, as a result of an increase in our net income after non-cash adjustments, partially offset by decreases related to changes in our working capital. The decreases related to the changes in our working capital are primarily attributable to fluctuations in the timing of payments and receipts, partially offset by a decrease in our inventory levels when compared to the prior year.
Cash Used in Investing Activities
Net cash used in investing activities was $23 million during the three months ended June 26, 2021, as compared to $32 million during the three months ended June 27, 2020, which was primarily attributable to lower capital expenditures of $9 million compared to prior year.
Cash Used in Financing Activities
Net cash used in financing activities was $55 million during the three months ended June 26, 2021, as compared to $420 million during the three months ended June 27, 2020. The decrease of cash used in financing activities of $365 million was primarily attributable to a decrease in net debt repayments of $404 million, partially offset by a $58 million increase in cash payments to repurchase our common stock compared to prior year.

Debt Facilities
The following table presents a summary of our borrowing capacity and amounts outstanding as of June 26, 2021 and March 27, 2021 (in millions):

	As of
	June 26, 2021	March 27, 2021
Senior Secured Revolving Credit Facility:
Revolving Credit Facility (excluding up to a $500 million accordion feature) (1)
Total availability	$1,000	$1,000
Borrowings outstanding (2)	—	—
Letter of credit outstanding	28	27
Remaining availability	$972	$973

Term Loan Facility ($1.6 billion)
Borrowings outstanding, net of debt issuance costs (2)	$842	$865
Remaining availability	$—	$—

364 Credit Facility ($230 million)
Total availability	$—	230
Remaining availability	$—	$230

Senior Notes due 2024
Borrowings outstanding, net of debt issuance costs and discount amortization (2)	$447	$447

Other Borrowings(3)	$44	$21

Hong Kong Uncommitted Credit Facility:
Total availability (100 million Hong Kong Dollars)	$13	$13
Bank guarantees outstanding (2 million and 3 million Hong Kong Dollars)	—	—
Remaining availability (98 million and 97 million Hong Kong Dollars)	$13	$13

China Uncommitted Credit Facility:
Borrowings outstanding	$—	$—
Total and remaining availability (100 million Chinese Yuan)	$15	$15

Japan Credit Facility:
Total availability (1.0 billion Japanese Yen)	$10	$9
Borrowings outstanding (0.0 billion and 1.0 billion Japanese Yen) (4)	—	9
Remaining availability (1.0 billion and 0.0 billion Japanese Yen)	$10	—

Versace Uncommitted Credit Facilities:
Total availability (57 million Euro)	$68	$67
Borrowings outstanding (0 million Euro) (4)	—	—
Remaining availability (57 million Euro)	$68	$67

Total borrowings outstanding (1)	$1,333	$1,342
Total remaining availability	$1,078	$1,298

(1)The financial covenant in our 2018 Credit Facility requiring us to maintain a ratio of the sum of total indebtedness plus the capitalized amount of all operating lease obligations for the last four fiscal quarters to Consolidated EBITDAR of no greater than 3.75 to 1.00 had been waived through the fiscal quarter ending June 26, 2021. On May 26, 2021 (the "Election Date"), the company delivered to the administrative agent the certificate required to terminate the Applicable Period. Effective as of the Election Date, the Company is required to comply with the quarterly maximum net leverage ratio test of 4.00 to 1.00. As of June 26, 2021 and March 27, 2021, we were in compliance with all covenants related to our agreements then in effect governing our debt. See Note 9 to the accompanying consolidated financial statements for additional information.
(2)Recorded as long-term debt in our consolidated balance sheets as of June 26, 2021 and March 27, 2021, except for the current portion of $97 million outstanding under the 2018 Term Loan Facility, which was recorded within short-term debt in our consolidated balance sheets at both June 26, 2021 and March 27, 2021.
(3)The balance as of June 26, 2021 consists of $21 million related to our supplier financing program recorded within short-term debt in our consolidated balance sheets, $20 million of sales of certain Versace tax receivable, with $9 million and $11 million, respectively, was recorded within short-term debt and long-term debt in our consolidated balance sheets and $3 million of other loans recorded as long-term debt in our consolidated balance sheets. The balance as of March 27, 2021 consists of $17 million related to our supplier finance program recorded within short-term debt in our consolidated balance sheets and $4 million of other loans recorded as long-term debt in our consolidated balance sheets.
(4)Recorded as short-term debt in our consolidated balance sheets as of June 26, 2021 and March 27, 2021.
We believe that our 2018 Credit Facility is adequately diversified with no undue concentration in any one financial institution. As of June 26, 2021, there were 29 financial institutions participating in the facility, with none maintaining a maximum commitment percentage in excess of 10%. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the 2018 Credit Facility.
See Note 9 in the accompanying financial statements and Note 12 in our Fiscal 2021 Annual Report on Form 10-K for detailed information relating to our credit facilities and debt obligations.
Share Repurchase Program
The following table presents our treasury share repurchases during the three months ended June 26, 2021 and June 27, 2020 (dollars in millions):

	Three Months Ended
	June 26, 2021	June 27, 2020
Cost of shares repurchased under share repurchase program	$50	$—
Fair value of shares withheld to cover tax obligations for vested restricted share awards	9	1
Total cost of treasury shares repurchased	$59	$1

Shares repurchased under share repurchase program	921,080	—
Shares withheld to cover tax withholding obligations	167,070	38,119
	1,088,150	38,119

During the first quarter of Fiscal 2022, the Company reinstated its $500 million share-repurchase program, which was previously suspended during the first quarter of Fiscal 2021 in response to the impact of the COVID-19 pandemic and the provisions of the Second Amendment of the 2018 Credit Facility. See Note 9 in the accompanying financial statements for additional information.

As of June 26, 2021, the remaining availability under our share repurchase program was $350 million. Under this program, share repurchases may be made in open market or privately negotiated transactions, subject to market conditions, applicable legal requirements, trading restrictions under our insider trading policy and other relevant factors. This program may be suspended or discontinued at any time.
See Note 13 to the accompanying consolidated financial statements for additional information.

Contractual Obligations and Commercial Commitments
Please refer to the “Contractual Obligations and Commercial Commitments” disclosure within the “Liquidity and Capital Resources” section of our Fiscal 2021 Form 10-K for a detailed disclosure of our other contractual obligations and commitments as of March 27, 2021.
Off-Balance Sheet Arrangements
We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. Our off-balance sheet commitments relating to our outstanding letters of credit were $35 million at June 26, 2021, including $6 million in letters of credit issued outside of the 2018 Credit Facility. In addition, as of June 26, 2021, bank guarantees of approximately $35 million were supported by our various credit facilities. We do not have any other off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.
Recent Accounting Pronouncements
See Note 2 to the accompanying interim consolidated financial statements for recently issued accounting standards, which may have an impact on our financial statements and/or disclosures upon adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks during the normal course of our business, such as risk arising from fluctuations in foreign currency exchange rates, as well as fluctuations in interest rates. In order to manage these risks, we employ certain strategies to mitigate the effect of these fluctuations. We enter into foreign currency forward contracts to manage our foreign currency exposure to the fluctuations of certain foreign currencies. The use of these instruments primarily helps to manage our exposure to our foreign purchase commitments and better control our product costs. We do not use derivatives for trading or speculative purposes.
Foreign Currency Exchange Risk
Forward Foreign Currency Exchange Contracts
We are exposed to risks on certain purchase commitments to foreign suppliers based on the value of our purchasing subsidiaries’ local currency relative to the currency requirement of the supplier on the date of the commitment. As such, we enter into forward currency exchange contracts that generally mature in 12 months or less and are consistent with the related purchase commitments, to manage our exposure to the changes in the value of the Euro and the Canadian Dollar. These contracts are recorded at fair value in our consolidated balance sheets as either an asset or liability, and are derivative contracts to hedge cash flow risks. Certain of these contracts are designated as hedges for hedge accounting purposes, while certain of these contracts, are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of the majority of these contracts at the balance sheet date are recorded in our equity as a component of accumulated other comprehensive income, and upon maturity (settlement) are recorded in, or reclassified into, our cost of goods sold or operating expenses, in our consolidated statement of operations and comprehensive income (loss), as applicable to the transactions for which the forward currency exchange contracts were established.
We perform a sensitivity analysis on our forward currency contracts, both designated and not designated as hedges for accounting purposes, to determine the effects of fluctuations in foreign currency exchange rates. For this sensitivity analysis, we assume a hypothetical change in U.S. Dollar against foreign exchange rates. Based on all foreign currency exchange contracts outstanding as of June 26, 2021, a 10% appreciation or devaluation of the U.S. Dollar compared to the level of foreign currency exchange rates for currencies under contract as of June 26, 2021, would result in a net increase and decrease, respectively, of approximately $18 million in the fair value of these contracts.
Net Investment Hedge
We are exposed to adverse foreign currency exchange rate movements related to interest from our net investment hedges. As of June 26, 2021, we have multiple fixed to fixed cross-currency swap agreements with aggregate notional amounts of $4 billion to hedge our net investment in Euro-denominated subsidiaries and $194 million to hedge our net investments in Japanese Yen-denominated subsidiaries against future volatility in the exchange rates between the U.S. Dollar and this currency. Under the term of these contracts, we will exchange the semi-annual fixed rate payments on U.S. denominated debt for fixed rate payments of 0% to 4.457% in Euros and 3.588% in Japanese Yen. Based on the net investment hedges outstanding as of June 26, 2021, a 10% appreciation or devaluation of the U.S. Dollar compared to the level of foreign currency exchange rates for currencies under contract as of June 26, 2021, would result in a potential net increase or decrease upon settlement of approximately $552 million in the fair value of this contract, which include mandatory early termination dates between February 2024 and February 2026, while the remaining contracts have maturity dates between March 2024 and August 2050. Certain of these contracts are supported by a credit support annex ("CSA") which provides for collateral exchange with the earliest effective date being May 2023. If the outstanding position of a contract exceeds a certain threshold governed by the aforementioned CSA's, either party is required to post cash collateral.
Interest Rate Risk
We are exposed to interest rate risk in relation to borrowings outstanding under our 2018 Term Loan Facility, our Credit Facility, our Hong Kong Credit Facility, our Japan Credit Facility and our Versace Credit Facilities. Our 2018 Term Loan Facility carries interest at a rate that is based on LIBOR. Our 2018 Credit Facility carries interest rates that are tied to LIBOR and the prime rate, among other institutional lending rates (depending on the particular origination of borrowing), as further described in Note 9 to the accompanying consolidated financial statements. Our Hong Kong Credit Facility carries interest at a rate that is tied to the Hong Kong Interbank Offered Rate. Our China Credit Facility carries interest at a rate that is tied to the People’s Bank of China’s Benchmark lending rate. Our Japan Credit Facility carries interest at a rate posted by the Mitsubishi UFJ Financial Group. Our Versace Credit Facility carries interest at a rate set by the bank on the date of borrowing that is tied to the European Central Bank. Therefore, our statements of operations and comprehensive income (loss) and cash flows are exposed to changes in those interest rates. At June 26, 2021, we had no borrowings outstanding under our Revolving Credit Facility, $842 million, net of debt issuance costs, outstanding under our 2018 Term Loan Facility and no borrowings outstanding under our Versace Credit Facilities. At March 27, 2021, we had no borrowings outstanding under our Revolving Credit Facility, $865 million, net of debt issuance costs, outstanding under our 2018 Term Loan Facility and no borrowings outstanding under our Versace Credit Facility. These balances are not indicative of future balances that may be outstanding under our revolving credit facilities that may be subject to fluctuations in interest rates. Any increases in the applicable interest rate(s) would cause an increase to the interest expense relative to any outstanding balance at that date.
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
On an overall basis, our exposure to market risk has not significantly changed from what we reported in our Annual Report on Form 10-K. The COVID-19 pandemic does present new and emerging uncertainty to the financial markets. See Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 27, 2021 for additional information.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) as of June 26, 2021. This evaluation was performed based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), the 2013 Framework. Based on this assessment, our CEO and CFO concluded that our disclosure controls and procedures as of June 26, 2021 are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended June 26, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are involved in various routine legal proceedings incident to the ordinary course of our business. We believe that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on our business, results of operations and financial condition.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 27, 2021, which could materially and adversely affect our business, financial condition or future results. These risks are not the only risks that we face. Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
During the first quarter of Fiscal 2022, the Company reinstated its $500 million share-repurchase program, which was previously suspended in response to the impact of the COVID-19 pandemic. The Company also has in place a “withhold to cover” repurchase program, which allows the Company to withhold ordinary shares from certain executive officers and directors to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards.
The following table provides information of the Company’s ordinary shares repurchased or withheld during the three months ended June 26, 2021:

	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Dollar Value of Shares That May Be Purchased Under the Programs (in millions)
March 28 – April 24	10,091	$49.38	—	$400
April 25 – May 22	8,086	$57.41	—	$400
May 23 – June 26	1,069,973	$54.34	921,080	$350
	1,088,150		921,080

ITEM 6. EXHIBITS
a. Exhibits
Please refer to the accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 30, 2021.

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

101.1
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 26, 2021 formatted in Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.