Form 10-Q
period 2021-09-25
Capri Holdings Ltd
filed 2021-11-03
CIK 1530721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2021
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
As of October 27, 2021, Capri Holdings Limited had 150,458,760 ordinary shares outstanding.

TABLE OF CONTENTS

		Page No.
	PART I FINANCIAL INFORMATION
Item 1.	Financial Statements	3

	Consolidated Balance Sheets (unaudited) as of September 25, 2021 and March 27, 2021	3

	Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited) for the three and six months ended September 25, 2021 and September 26, 2020	4

	Consolidated Statements of Shareholders’ Equity (unaudited) for the three and six months ended September 25, 2021 and September 26, 2020	5

	Consolidated Statements of Cash Flows (unaudited) for the six months ended September 25, 2021 and September 26, 2020	7

	Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50

Item 4.	Controls and Procedures	52

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	53

Item 1A.	Risk Factors	53

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 6.	Exhibits	53

Signatures		54

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 25, 2021	March 27, 2021
Assets
Current assets
Cash and cash equivalents	$234	$232
Receivables, net	358	373
Inventories, net	866	736
Prepaid expenses and other current assets	214	205
Total current assets	1,672	1,546
Property and equipment, net	454	485
Operating lease right-of-use assets	1,425	1,504
Intangible assets, net	1,956	1,992
Goodwill	1,488	1,498
Deferred tax assets	284	278
Other assets	214	178
Total assets	$7,493	$7,481
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$491	$512
Accrued payroll and payroll related expenses	124	116
Accrued income taxes	128	126
Short-term operating lease liabilities	438	447
Short-term debt	40	123
Accrued expenses and other current liabilities	299	297
Total current liabilities	1,520	1,621
Long-term operating lease liabilities	1,549	1,657
Deferred tax liabilities	413	397
Long-term debt	1,104	1,219
Other long-term liabilities	307	430
Total liabilities	4,893	5,324
Commitments and contingencies (Note 10)
Shareholders’ equity
Ordinary shares, no par value; 650,000,000 shares authorized; 221,295,985 shares issued and 150,447,462 outstanding at September 25, 2021; 219,222,937 shares issued and 151,280,011 outstanding at March 27, 2021	—	—
Treasury shares, at cost (70,848,523 shares at September 25, 2021 and 67,942,926 shares at March 27, 2021)	(3,486)	(3,326)
Additional paid-in capital	1,225	1,158
Accumulated other comprehensive income	174	56
Retained earnings	4,689	4,270
Total shareholders’ equity of Capri	2,602	2,158
Noncontrolling interest	(2)	(1)
Total shareholders’ equity	2,600	2,157
Total liabilities and shareholders’ equity	$7,493	$7,481

See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Total revenue	$1,300	$1,110	$2,553	$1,561
Cost of goods sold	416	400	813	549
Gross profit	884	710	1,740	1,012
Selling, general and administrative expenses	599	474	1,144	876
Depreciation and amortization	49	54	99	108
Impairment of assets	33	20	33	20
Restructuring and other charges	8	9	11	17
Total operating expenses	689	557	1,287	1,021
Income (loss) from operations	195	153	453	(9)
Other income, net	(2)	—	(2)	(1)
Interest (income) expense, net	(5)	12	(4)	29
Foreign currency loss (gain)	4	—	5	(3)
Income (loss) before (benefit) provision for income taxes	198	141	454	(34)
(Benefit) provision for income taxes	(2)	20	35	25
Net income (loss)	200	121	419	(59)
Less: Net loss attributable to noncontrolling interest	—	(1)	—	(1)
Net income (loss) attributable to Capri	$200	$122	$419	$(58)

Weighted average ordinary shares outstanding:
Basic	151,859,760	150,492,275	151,604,916	150,024,293
Diluted	154,219,249	151,677,242	154,563,532	150,024,293
Net income (loss) per ordinary share attributable to Capri:
Basic	$1.31	$0.81	$2.76	$(0.39)
Diluted	$1.30	$0.81	$2.71	$(0.39)

Statements of Comprehensive Income (Loss):
Net income (loss)	$200	$121	$419	$(59)
Foreign currency translation adjustments	23	56	113	53
Net gain (loss) on derivatives	4	(2)	4	(3)
Comprehensive income (loss)	227	175	536	(9)
Less: Net loss attributable to noncontrolling interest	—	(1)	—	(1)
Less: Foreign currency translation adjustments attributable to noncontrolling interest	—	—	(1)	—
Comprehensive income (loss) attributable to Capri	$227	$176	$537	$(8)

See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except share data which is in thousands)
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Income	Retained Earnings	Total Equity of Capri	Non-controlling Interests	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at June 26, 2021	220,974	$—	$1,201	(69,031)	$(3,385)	$147	$4,489	$2,452	$(2)	$2,450
Net income	—	—	—	—	—	—	200	200	—	200
Other comprehensive income	—	—	—	—	—	27	—	27	—	27
Total comprehensive income	—	—	—	—	—	—	—	227	—	227
Vesting of restricted awards, net of forfeitures	199	—	—	—	—	—	—	—	—	—
Exercise of employee share options	123	—	4	—	—	—	—	4	—	4
Share based compensation expense	—	—	20	—	—	—	—	20	—	20
Repurchase of ordinary shares	—	—	—	(1,818)	(101)	—	—	(101)	—	(101)
Balance at September 25, 2021	221,296	$—	$1,225	(70,849)	$(3,486)	$174	$4,689	$2,602	$(2)	$2,600

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Income	Retained Earnings	Total Equity of Capri	Non-controlling Interests	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at March 27, 2021	219,223	$—	$1,158	(67,943)	$(3,326)	$56	$4,270	$2,158	$(1)	$2,157
Net income	—	—	—	—	—	—	419	419	—	419
Other comprehensive income (loss)	—	—	—	—	—	118	—	118	(1)	117
Total comprehensive income (loss)	—	—	—	—	—	—	—	537	(1)	536
Vesting of restricted awards, net of forfeitures	1,790	—	—	—	—	—	—	—	—	—
Exercise of employee share options	283	—	11	—	—	—	—	11	—	11
Share based compensation expense	—	—	56	—	—	—	—	56	—	56
Repurchase of ordinary shares	—	—	—	(2,906)	(160)	—	—	(160)	—	(160)
Balance at September 25, 2021	221,296	$—	$1,225	(70,849)	$(3,486)	$174	$4,689	$2,602	$(2)	$2,600

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except share data which is in thousands)
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Income	Retained Earnings	Total Equity of Capri	Non-controlling Interests	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at June 27, 2020	218,273	$—	$1,109	(67,932)	$(3,326)	$71	$4,152	$2,006	$1	$2,007
Net income (loss)	—	—	—	—	—	—	122	122	(1)	121
Other comprehensive income	—	—	—	—	—	54	—	54	—	54
Total comprehensive income (loss)	—	—	—	—	—	—	—	176	(1)	175
Vesting of restricted awards, net of forfeitures	43	—	—	—	—	—	—	—	—	—
Exercise of employee share options	247	—	—	—	—	—	—	—	—	—
Share based compensation expense	—	—	17	—	—	—	—	17	—	17
Repurchase of ordinary shares	—	—	—	(10)	—	—	—	—	—	—
Balance at September 26, 2020	218,563	$—	$1,126	(67,942)	$(3,326)	$125	$4,274	$2,199	$—	$2,199

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Income	Retained Earnings	Total Equity of Capri	Non-controlling Interests	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at March 28, 2020	217,320	$—	$1,085	(67,894)	$(3,325)	$75	$4,332	$2,167	$1	$2,168
Net loss	—	—	—	—	—	—	(58)	(58)	(1)	(59)
Other comprehensive income	—	—	—	—	—	50	—	50	—	50
Total comprehensive loss	—	—	—	—	—	—	—	(8)	(1)	(9)
Vesting of restricted awards, net of forfeitures	996	—	—	—	—	—	—	—	—	—
Exercise of employee share options	247	—	—	—	—	—	—	—	—	—
Share based compensation expense	—	—	41	—	—	—	—	41	—	41
Repurchase of ordinary shares	—	—	—	(48)	(1)	—	—	(1)	—	(1)
Balance at September 26, 2020	218,563	$—	$1,126	(67,942)	$(3,326)	$125	$4,274	$2,199	$—	$2,199

See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	September 25, 2021	September 26, 2020
Cash flows from operating activities
Net income (loss)	$419	$(59)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	99	108
Share based compensation expense	56	41
Deferred income taxes	(27)	15
Impairment of assets	33	22
Changes to lease related balances, net	(67)	(58)
Tax (benefit) expense on exercise of share options	(3)	5
Amortization of deferred financing costs	3	2
Foreign currency gains	(7)	(3)
Credit losses	(1)	(2)
Change in assets and liabilities:
Receivables, net	15	(29)
Inventories, net	(133)	(73)
Prepaid expenses and other current assets	(12)	49
Accounts payable	(8)	115
Accrued expenses and other current liabilities	20	3
Other long-term assets and liabilities	9	1
Net cash provided by operating activities	396	137
Cash flows from investing activities
Capital expenditures	(48)	(59)
Cash paid for asset acquisitions	—	(12)
Net cash used in investing activities	(48)	(71)
Cash flows from financing activities
Debt borrowings	159	955
Debt repayments	(360)	(1,371)
Debt issuance costs	—	(4)
Repurchase of ordinary shares	(160)	(1)
Exercise of employee share options	11	—
Other financing activities	8	—
Net cash used in financing activities	(342)	(421)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	1
Net increase (decrease) in cash, cash equivalents and restricted cash	3	(354)
Beginning of period	234	592
End of period	$237	$238
Supplemental disclosures of cash flow information
Cash paid for interest	$22	$28
Net cash paid (received) for income taxes	$28	$(44)
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$16	$17
See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Business and Basis of Presentation
Capri Holdings Limited ("Capri", and together with its subsidiaries, the "Company") was incorporated in the British Virgin Islands (“BVI”) on December 13, 2002. The Company is a holding company that owns brands that are leading designers, marketers, distributors and retailers of branded women’s and men’s accessories, footwear and ready-to-wear bearing the Versace, Jimmy Choo and Michael Kors tradenames and related trademarks and logos. The Company operates in three reportable segments: Versace, Jimmy Choo and Michael Kors. See Note 16 for additional information.
The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned or controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The interim consolidated financial statements as of September 25, 2021 and for the three and six months ended September 25, 2021 and September 26, 2020 are unaudited. The Company consolidates the results of its Versace business on a one-month lag, as consistent with prior periods. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with U.S. GAAP. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended March 27, 2021, as filed with the Securities and Exchange Commission on May 26, 2021, in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full fiscal year.

The Company utilizes a 52- to 53-week fiscal year and the term “Fiscal Year” or “Fiscal” refers to that 52- or 53-week period. The results for the three and six months ended September 25, 2021 and September 26, 2020 are based on 13-week and 26-week periods, respectively. The Company’s Fiscal Year 2022 is a 53-week period ending April 2, 2022.

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
COVID-19 Related Government Assistance and Subsidies
As there is no definitive guidance under U.S. GAAP, the Company has applied the guidance under International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance ("IAS 20"). The Company has elected to follow the income approach under IAS 20 and recognize these funds as a reduction to the related expense in the Company’s consolidated statements of operations and comprehensive income (loss). The Company recognized $3 million and $9 million for the three months ended September 25, 2021 and September 26, 2020, respectively, and $7 million and $23 million for the six months ended September 25, 2021 and September 26, 2020, respectively, related to government assistance and subsidies.
Cash, Cash Equivalents and Restricted Cash
All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Included in the Company’s cash and cash equivalents as of September 25, 2021 and March 27, 2021 are credit card receivables of $24 million and $25 million, respectively, which generally settle within two to three business days.
A reconciliation of cash, cash equivalents and restricted cash as of September 25, 2021 and March 27, 2021 from the consolidated balance sheets to the consolidated statements of cash flows is as follows (in millions):

	September 25, 2021	March 27, 2021
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$234	$232
Restricted cash included within prepaid expenses and other current assets	3	2
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$237	$234
Inventories, net
Inventories primarily consist of finished goods with the exception of raw materials and work in process inventory. The combined total of raw materials and work in process inventory, net, recorded on the Company’s consolidated balance sheets was $30 million and $28 million as of September 25, 2021 and March 27, 2021, respectively.
The net realizable value of the Company’s inventory as of September 25, 2021 and March 27, 2021 includes the adverse impacts associated with the COVID-19 pandemic.
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
The Company designates certain contracts related to the purchase of inventory that qualify for hedge accounting as cash flow hedges. Formal hedge documentation is prepared for all derivative instruments designated as hedges, including a description of the hedged item and the hedging instrument and the risk being hedged. The changes in the fair value for contracts designated as cash flow hedges is recorded in equity as a component of accumulated other comprehensive income until the hedged item affects earnings. When the inventory related to forecasted inventory purchases that are being hedged is sold to a third party, the gains or losses deferred in accumulated other comprehensive income are recognized within cost of goods sold. The Company uses regression analysis to assess effectiveness of derivative instruments that are designated as hedges, which compares the change in the fair value of the derivative instrument to the change in the related hedged item. If the hedge is no longer expected to be highly effective in the future, future changes in the fair value are recognized in earnings. For those contracts that are not designated as hedges, changes in the fair value are recorded to foreign currency loss (gain) in the Company’s consolidated statements of operations and comprehensive income (loss). The Company classifies cash flows relating to its forward foreign currency exchange contracts related to purchase of inventory consistently with the classification of the hedged item within cash flows from operating activities.
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
Net Investment Hedges
The Company also uses fixed-to-fixed cross currency swap agreements to hedge its net investments in foreign operations against future volatility in the exchange rates between its U.S. Dollars and these foreign currencies. The Company has elected the spot method of designating these contracts under ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”, and has designated these contracts as net investment hedges. The net gain or loss on the net investment hedge is reported within foreign currency translation gains and losses (“CTA”), as a component of accumulated other comprehensive income on the Company’s consolidated balance sheets. Interest accruals and coupon payments are recognized directly in interest (income) expense, net, in the Company’s consolidated statements of operations and comprehensive income (loss). Upon discontinuation of a hedge, all previously recognized amounts remain in CTA until the net investment is sold, diluted or liquidated.
Interest Rate Swap Agreements
The Company also uses interest rate swap agreements to hedge the variability of its cash flows resulting from floating interest rates on the Company’s borrowings. When an interest rate swap agreement qualifies for hedge accounting as a cash flow hedge, the changes in the fair value are recorded in equity as a component of accumulated other comprehensive income and are reclassified into interest (income) expense, net, in the same period during which the hedged transactions affect earnings.
Leases

The Company leases retail stores, office space and warehouse space under operating lease agreements that expire at various dates through September 2043. The Company’s leases generally have terms of up to 10 years, generally require a fixed annual rent and may require the payment of additional rent if store sales exceed a negotiated amount. Although most of the Company’s equipment is owned, the Company has limited equipment leases that expire on various dates through August 2025. The Company acts as sublessor in certain leasing arrangements, primarily related to closed stores under its restructuring activities, as discussed in Note 8. Fixed sublease payments received are recognized on a straight-line basis over the sublease term. The Company determines the sublease term based on the date it provides possession to the subtenant through the expiration date of the sublease.

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

The Company’s leases generally provide for payments of non-lease components, such as common area maintenance, real estate taxes and other costs associated with the leased property. The Company accounts for lease and non-lease components of its real estate leases together as a single lease component and, as such, includes fixed payments of non-lease components in the measurement of the operating lease right-of-use assets and lease liabilities for its real estate leases. Variable lease payments, such as percentage rentals based on sales, periodic adjustments for inflation, reimbursement of real estate taxes, any variable common area maintenance and any other variable costs associated with the leased property are expensed as incurred as variable lease costs and are not recorded on the balance sheet. The Company’s lease agreements do not contain any material residual value guarantees or material restrictions or covenants.

The following table presents the Company’s supplemental cash flow information related to leases (in millions):

	Six Months Ended
	September 25, 2021	September 26, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases (1)	$257	$191

(1)Operating cash flows used in operating leases for the six months ended September 25, 2021 and September 26, 2020 excluded $5 million and $60 million, respectively, of rent payments that have been deferred due to the COVID-19 pandemic.
During the three and six months ended September 25, 2021, the Company recorded sublease income of $2 million and $4 million, respectively, and $1 million and $3 million, respectively, for the three and six months ended September 26, 2020, within restructuring and other charges for stores relating to our restructuring plan and selling, general and administrative expenses for all other locations. During the three and six months ended September 25, 2021, the Company recorded $3 million and $10 million, respectively, and $9 million and $24 million for the three and six months ended September 26, 2020, respectively, of rent concessions negotiated in connection with the impact of COVID-19 as if it were contemplated as part of the existing contract, and these concessions are recorded as a reduction to variable lease expense within selling, general and administrative expenses.
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
The components of the calculation of basic net income (loss) per ordinary share and diluted net income (loss) per ordinary share are as follows (in millions, except share and per share data):

	Three Months Ended		Six Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Numerator:
Net income (loss) attributable to Capri	$200	$122	$419	$(58)
Denominator:
Basic weighted average shares	151,859,760	150,492,275	151,604,916	150,024,293
Weighted average dilutive share equivalents:
Share options and restricted shares/units, and performance restricted share units	2,359,489	1,184,967	2,958,616	—
Diluted weighted average shares	154,219,249	151,677,242	154,563,532	150,024,293

Basic net income (loss) per share (1)	$1.31	$0.81	$2.76	$(0.39)
Diluted net income (loss) per share (1)	$1.30	$0.81	$2.71	$(0.39)

(1)Basic and diluted net income (loss) per share are calculated using unrounded numbers.
During the three and six months ended September 25, 2021, share equivalents of 415,331 shares and 513,088 shares, respectively, have been excluded from the above calculations due to their anti-dilutive effect. Share equivalents of 3,961,838 shares and 4,675,372 shares have been excluded from the above calculations for the three and six months ended September 26, 2020, respectively. Diluted net loss per share attributable to Capri for the six months ended September 26, 2020 excluded all potentially dilutive securities because there was a net loss attributable to Capri for the period and, as such, the inclusion of these securities would have been anti-dilutive.
See Note 2 in the Company’s Annual Report on Form 10-K for the fiscal year ended March 27, 2021 for a complete disclosure of the Company’s significant accounting policies.
Recently Issued Accounting Pronouncements
The Company has considered all new accounting pronouncements and, other than the recent pronouncement discussed below, has concluded that there are no new pronouncements that may have a material impact on the Company’s results of operations, financial condition or cash flows based on current information.
Reference Rate Reform
In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, "Facilitation of the Effects of Reference Rate Reform on Financial Reporting" and in January 2021, issued ASU 2021-01, "Reference Rate Reform: Scope". Both of these updates aim to ease the potential burden in accounting for reference rate reform. These updates provide optional expedients and exceptions, if certain criteria are met, for applying accounting principles generally accepted in the United States to contract modifications, hedging relationships and other transactions affected by the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). The amendments were effective upon issuance and allow companies to adopt the amendments on a prospective basis through December 31, 2022. The Company has not applied the ASUs to any contract modifications or new hedging relationships in the current year.

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
Gift Cards. The Company sells gift cards that can be redeemed for merchandise, resulting in a contract liability upon issuance. Revenue is recognized when the gift card is redeemed or upon “breakage” for the estimated portion of gift cards that are not expected to be redeemed. “Breakage” revenue is calculated under the proportional redemption methodology, which considers the historical patterns of redemption in jurisdictions where the Company is not required to remit the value of the unredeemed gift cards as unclaimed property. The contract liability related to gift cards, net of estimated “breakage”, of $12 million and $12 million as of September 25, 2021 and March 27, 2021, respectively, is included within accrued expenses and other current liabilities in the Company’s consolidated balance sheet.
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
As of September 25, 2021, contractually guaranteed minimum fees from the Company’s license agreements expected to be recognized as revenue during future periods were as follows (in millions):

Contractually Guaranteed Minimum Fees
Remainder of Fiscal 2022	$15
Fiscal 2023	29
Fiscal 2024	27
Fiscal 2025	23
Fiscal 2026	24
Fiscal 2027 and thereafter	75
Total	$193
Sales Returns
The refund liability recorded as of September 25, 2021 and March 27, 2021 was $48 million and $46 million, respectively, and the related asset for the right to recover returned product as of September 25, 2021 and March 27, 2021 was $15 million and $14 million, respectively.
Contract Balances
Total contract liabilities were $17 million and $18 million as of September 25, 2021 and March 27, 2021, respectively. For the three and six months ended September 25, 2021, the Company recognized $2 million and $8 million, respectively, in revenue which related to contract liabilities that existed at March 27, 2021. For the three and six months ended September 26, 2020, the Company recognized $2 million and $5 million, respectively, in revenue which related to contract liabilities that existed at March 28, 2020. There were no material contract assets recorded as of September 25, 2021 and March 27, 2021.
There were no changes in historical variable consideration estimates that were materially different from actual results.

Disaggregation of Revenue
The following table presents the Company’s segment revenue disaggregated by geographic location (in millions):

	Three Months Ended		Six Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Versace revenue - the Americas	$107	$60	$194	$75
Versace revenue - EMEA	118	80	205	107
Versace revenue - Asia	57	55	123	106
Total Versace	282	195	522	288

Jimmy Choo revenue - the Americas	38	33	76	39
Jimmy Choo revenue - EMEA	56	46	106	62
Jimmy Choo revenue - Asia	43	43	97	72
Total Jimmy Choo	137	122	279	173

Michael Kors revenue - the Americas	556	494	1,146	650
Michael Kors revenue - EMEA	214	185	379	264
Michael Kors revenue - Asia	111	114	227	186
Total Michael Kors	881	793	1,752	1,100

Total revenue - the Americas	701	587	1,416	764
Total revenue - EMEA	388	311	690	433
Total revenue - Asia	211	212	447	364
Total revenue	$1,300	$1,110	$2,553	$1,561
See Note 3 in the Company’s Annual Report on Form 10-K for the fiscal year ended March 27, 2021 for a complete disclosure of the Company’s revenue recognition policy.

4. Receivables, net
Receivables, net, consist of (in millions):

	September 25, 2021	March 27, 2021
Trade receivables (1)	$367	$412
Receivables due from licensees	37	20
	404	432
Less: allowances	(46)	(59)
	$358	$373

(1)As of September 25, 2021 and March 27, 2021, $67 million and $81 million, respectively, of trade receivables were insured.
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

The Company’s allowance for credit losses is determined through analysis of periodic aging of receivables and assessments of collectability based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers and the impact of general economic conditions. The past due status of a receivable is based on its contractual terms. Amounts deemed uncollectible are written off against the allowance when it is probable the amounts will not be recovered. Allowance for credit losses was $16 million and $25 million as of September 25, 2021 and March 27, 2021, respectively, including the impact related to COVID-19. The Company had immaterial credit losses for the three months ended September 25, 2021 and $(1) million for the six months ended September 25, 2021. The Company had credit losses of $4 million and $(2) million for the three and six months ended September 26, 2020, respectively.

5. Property and Equipment, net
Property and equipment, net, consists of (in millions):

	September 25, 2021	March 27, 2021
Leasehold improvements	$739	$737
Computer equipment and software	372	359
Furniture and fixtures	351	350
Equipment	140	139
In-store shops	57	53
Building	51	51
Land	20	20
	1,730	1,709
Less: accumulated depreciation and amortization	(1,317)	(1,271)
	413	438
Construction-in-progress	41	47
	$454	$485
Depreciation and amortization of property and equipment for the three months ended September 25, 2021 and September 26, 2020 was $37 million and $41 million, respectively, and was $75 million and $84 million for the six months ended September 25, 2021 and September 26, 2020, respectively. During the three and six months ended September 25, 2021, the Company recorded $3 million of property and equipment impairment charges. During the three and six months ended September 26, 2020, the Company recorded $2 million in property and equipment impairment charges.

6. Intangible Assets and Goodwill

The following table details the carrying values of the Company’s intangible assets and goodwill (in millions):

	September 25, 2021	March 27, 2021
Definite-lived intangible assets:
Reacquired rights	$400	$400
Trademarks	23	23
Customer relationships (1)	435	437
Gross definite-lived intangible assets	858	860
Less: accumulated amortization	(208)	(184)
Net definite-lived intangible assets	650	676

Indefinite-lived intangible assets:
Jimmy Choo brand (2)	335	338
Versace brand (1)	971	978
	1,306	1,316

Total intangible assets, excluding goodwill	$1,956	$1,992

Goodwill (3)	$1,488	$1,498

(1)The change in the carrying value since March 27, 2021 reflects the impact of foreign currency translation.
(2)Includes accumulated impairment of $249 million as of September 25, 2021 and March 27, 2021. The change in the carrying value since March 27, 2021 reflects the impact of foreign currency translation.
(3)Includes accumulated impairment of $265 million related to the Jimmy Choo reporting units as of September 25, 2021 and March 27, 2021. The change in the carrying value since March 27, 2021 reflects the impact of foreign currency translation.
Amortization expense for the Company’s definite-lived intangible assets for the three months ended September 25, 2021 and September 26, 2020 was $12 million, and was $24 million and $23 million for the six months ended September 25, 2021 and September 26, 2020, respectively.

7. Current Assets and Current Liabilities
Prepaid expenses and other current assets consist of the following (in millions):

	September 25, 2021	March 27, 2021
Prepaid taxes	$116	$133
Interest receivable related to net investment hedges	21	12
Prepaid contracts	17	11
Other accounts receivables	16	13
Other	44	36
	$214	$205

Accrued expenses and other current liabilities consist of the following (in millions):

	September 25, 2021	March 27, 2021
Other taxes payable	$65	$46
Return liabilities	48	46
Accrued advertising and marketing	18	11
Accrued rent (1)	17	20
Accrued capital expenditures	17	17
Professional services	14	13
Accrued litigation	14	12
Accrued purchases and samples	13	8
Gift cards and retail store credits	13	12
Accrued interest	9	10
Restructuring liability	4	9
Charitable donations (2)	—	20
Other	67	73
	$299	$297

(1)The accrued rent balance relates to variable lease payments.
(2)Relates to a $20 million unconditional pledge to The Capri Holdings Foundation for the Advancement of Diversity in Fashion as of March 27, 2021 which was funded during the quarter ended September 25, 2021.

8. Restructuring and Other Charges
Capri Retail Store Optimization Program
As previously announced, the Company intends to close approximately 170 of its retail stores over two fiscal years, which began during Fiscal 2021 and will continue into Fiscal 2022, in connection with its Capri Retail Store Optimization Program in order to improve the profitability of its retail store fleet. In addition, the Company has reassessed the total cost of the plan and now expects to incur approximately $25 million of one-time costs related to this program, including lease termination and other store closure costs, the majority of which are expected to result in future cash expenditures.
During the three and six months ended September 25, 2021, the Company closed 16 and 26 of its retail stores, respectively, which have been incorporated into the Capri Retail Store Optimization Program. Net restructuring (gains) charges recorded in connection with the Capri Retail Store Optimization Program during the three and six months ended September 25, 2021 were $(1) million and $(4) million, respectively, and $2 million and $5 million, during the three and six months ended September 26, 2020, respectively. The below table presents a roll forward of the Company's restructuring liability related to its Capri Retail Store Optimization Program (in millions):

	Severance and benefit costs	Lease-related and other costs	Total
Balance at March 27, 2021	$—	$3	$3
Additions charged to expense (1)	1	2	3
Payments	(1)	(3)	(4)
Balance at September 25, 2021	$—	$2	$2

(1)Excludes a net credit of $7 million related to gains on certain lease terminations partially offset by store operating costs for previously closed stores during the six months ended September 25, 2021.

Other Restructuring Charges
In addition to the restructuring charges related to the Capri Retail Store Optimization Program, the Company incurred charges of $2 million and $3 million during the three and six months ended September 25, 2021, respectively, primarily relating to closures of corporate locations. There were no charges for the three and six months ended September 26, 2020.

Other Costs
During both the three and six months ended September 25, 2021 and September 26, 2020, the Company recorded costs of $7 million and $12 million, respectively, primarily related to equity awards associated with the acquisition of Versace.

9. Debt Obligations
The following table presents the Company’s debt obligations (in millions):

	September 25, 2021	March 27, 2021
Term Loan	$647	$870
Senior Notes due 2024	450	450
Other	53	30
Total debt	1,150	1,350
Less: Unamortized debt issuance costs	5	7
Less: Unamortized discount on long-term debt	1	1
Total carrying value of debt	1,144	1,342
Less: Short-term debt	40	123
Total long-term debt	$1,104	$1,219
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
On September 23, 2021, the Company agreed to suspend its rights to borrow in all non-U.S. Dollar (i.e. Pounds Sterling, Euro, Swiss Francs and Japanese Yen) currency LIBOR rate tenors under the 2018 Credit Facility after December 31, 2021 given that non-U.S. Dollar LIBOR will no longer be published after that date.

As of September 25, 2021, and the date these financial statements were issued, the Company was in compliance with all covenants related to the 2018 Credit Facility.
As of September 25, 2021 and March 27, 2021, the Company had no borrowings outstanding under the 2018 Revolving Credit Facility. In addition, stand-by letters of credit of $28 million and $27 million were outstanding as of September 25, 2021 and March 27, 2021, respectively. At September 25, 2021 and March 27, 2021, the amount available for future borrowings under the 2018 Revolving Credit Facility were $972 million and $973 million, respectively.
As of September 25, 2021 and March 27, 2021, the carrying value of borrowings outstanding under the 2018 Term Loan Facility was $644 million and $865 million, respectively, of which there was no amount recorded within short-term debt as of September 25, 2021 and $97 million recorded within short-term debt as of March 27, 2021 and $644 million and $768 million, respectively, was recorded within long-term debt in its consolidated balance sheets.
During Fiscal 2021, the Company began offering a supplier financing program to certain suppliers as the Company continues to identify opportunities to improve liquidity. This program enables suppliers, at their sole discretion, to sell their receivables (i.e., the Company’s payment obligations to suppliers) to a financial institution on a non-recourse basis in order to be paid earlier than current payment terms provide. The Company’s obligations, including the amount due and scheduled payment dates, are not impacted by a suppliers’ decision to participate in this program. The Company does not reimburse suppliers for any costs they incur to participate in the program and their participation is voluntary. The amount outstanding under this program as of September 25, 2021 and March 27, 2021 was $31 million and $17 million, respectively, and was recorded within short-term debt in the Company’s consolidated balance sheets.
During the first quarter of Fiscal 2022, the Company's subsidiary, Versace, entered into an agreement with Banco BPM Banking Group ("the Bank") to sell certain tax receivables to the Bank in exchange for cash. As of September 25, 2021, the outstanding balance was $19 million, with $9 million and $10 million recorded within short-term debt and long-term debt in the Company’s consolidated balance sheets, respectively.
See Note 12 to the Company’s Fiscal 2021 Annual Report on Form 10-K for additional information regarding the Company’s credit facilities and debt obligations.

10. Commitments and Contingencies
In the ordinary course of business, the Company is party to various legal proceedings and claims. Although the outcome of such claims cannot be determined with certainty, the Company believes that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on its cash flow, results of operations or financial position.
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

At September 25, 2021 and March 27, 2021, the fair values of the Company’s forward foreign currency exchange contracts, interest rate swaps and net investment hedges were determined using broker quotations, which were calculations derived from observable market information: the applicable currency rates at the balance sheet date and those forward rates particular to the contract at inception. The Company makes no adjustments to these broker obtained quotes or prices, but assesses the credit risk of the counterparty and would adjust the provided valuations for counterparty credit risk when appropriate. The fair values of the forward contracts are included in prepaid expenses and other current assets, and in accrued expenses and other current liabilities in the consolidated balance sheets, depending on whether they represent assets or liabilities to the Company. The fair values of net investment hedges and interest rate swaps are included in other assets, and in other long-term liabilities in the consolidated balance sheets, depending on whether they represent assets or liabilities of the Company. See Note 12 for further detail.
All contracts are measured and recorded at fair value on a recurring basis and are categorized in Level 2 of the fair value hierarchy, as shown in the following table (in millions):

	Fair value at September 25, 2021 using:			Fair value at March 27, 2021 using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets:
Forward foreign currency exchange contracts	$—	$4	$—	$—	$2	$—
Net investment hedges	—	33	—	—	3	—
Total derivative assets	$—	$37	$—	$—	$5	$—

Derivative liabilities:
Forward foreign currency exchange contracts	$—	$—	$—	$—	$1	$—
Net investment hedges	—	118	—	—	263	—
Interest rate swap	—	—	—	—	1	—
Undesignated forward currency exchange contracts	—	—	—	—	—	—
Total derivative liabilities	$—	$118	$—	$—	$265	$—
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

	September 25, 2021		March 27, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior Notes due 2024	$447	$476	$447	$470
Term Loan	$644	$641	$865	$866
Revolving Credit Facilities	$—	$—	$—	$—
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
The Company recorded $33 million of impairment charges during the three and six months ended September 25, 2021. The Company recorded $22 million in impairment charges during the three and six months ended September 26, 2020. The following table details the carrying values and fair values of the Company’s assets that have been impaired during the three and six months ended September 25, 2021 and three and six months ended September 26, 2020 (in millions):

	Three and Six Months Ended September 25, 2021			Three and Six Months Ended September 26, 2020
	Carrying Value Prior to Impairment	Fair Value	Impairment Charge	Carrying Value Prior to Impairment	Fair Value	Impairment Charge (1)
Operating Lease Right-of-Use Assets	$83	$53	$30	$46	$26	$20
Property and Equipment	4	1	3	5	3	2
Total	$87	$54	$33	$51	$29	$22

(1)     Includes $2 million of impairment charges that were recorded within restructuring and other charges related to the Capri Retail Store Optimization Program for both the three and six months ended September 26, 2020.

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
Net Investment Hedges
During the first quarter of Fiscal 2022, the Company modified multiple fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $2.875 billion to hedge its net investment in Euro denominated subsidiaries. Certain of these contracts are supported by a credit support annex ("CSA") which provides for collateral exchange with the earliest effective date being May 2023. If the outstanding position of a contract exceeds a certain threshold governed by the aforementioned CSA's, either party is required to post cash collateral. Due to an-other-than-insignificant financing element on certain of these modified contracts, the net interest cash inflows of $8 million during the six months ended September 25, 2021 related to these contracts are classified as financing activities in the Company’s consolidated statements of cash flows.
As of September 25, 2021, the Company had multiple fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $4 billion to hedge its net investment in Euro denominated subsidiaries and $194 million to hedge its net investment in Japanese Yen denominated subsidiaries against future volatility in the exchange rates between the U.S. Dollar and these currencies. Under the terms of these contracts, the Company will exchange the semi-annual fixed rate payments on U.S. denominated debt for fixed rate payments of 0% to 4.457% in Euros and 0% to 3.588% in Japanese Yen. Certain of these contracts include mandatory early termination dates between February 2024 and February 2026, while the remaining contracts have maturity dates between March 2024 and August 2050. These contracts have been designated as net investment hedges.

When a cross-currency swap is used as a hedging instrument in a net investment hedge assessed under the spot method, the cross-currency basis spread is excluded from the assessment of hedge effectiveness and is recognized as a reduction in interest expense in the Company’s consolidated statements of operations and comprehensive income (loss). Accordingly, the Company recorded a reduction in interest expense of $15 million and $27 million during the three and six months ended September 25, 2021, respectively, and $2 million during both the three and six months ended September 26, 2020. This increase from prior year is primarily due to the Company having higher average notional amounts outstanding on these hedges.
Interest Rate Swap
As of September 25, 2021, the Company had an interest rate swap with an initial notional amount of $500 million that will decrease to $350 million in April 2022. The swap was designated as a cash flow hedge designed to mitigate the impact of adverse interest rate fluctuations for a portion of the Company’s variable-rate debt equal to the notional amount of the swap. The interest rate swap converts the one-month adjusted LIBOR interest rate on these borrowings to a fixed interest rate of 0.237% through December 2022.
When an interest rate swap agreement qualifies for hedge accounting as a cash flow hedge, the changes in the fair value are recorded in equity as a component of accumulated other comprehensive income and are reclassified into interest expense in the same period during which the hedged transactions affect earnings. During the three and six months ended September 25, 2021 and September 26, 2020, the Company recorded an immaterial amount of net interest expense related to this agreement.
The following table details the fair value of the Company’s derivative contracts, which are recorded on a gross basis in the consolidated balance sheets as of September 25, 2021 and March 27, 2021 (in millions):

			Fair Values
	Notional Amounts		Assets				Liabilities
	September 25, 2021	March 27, 2021	September 25, 2021		March 27, 2021		September 25, 2021		March 27, 2021
Forward foreign currency exchange contracts	$119	$155	$4	(1)	$2	(1)	$—		$1	(2)
Net investment hedges	4,194	3,194	33	(3)	3	(3)	118	(4)	263	(4)
Interest rate swap	500	500	—		—		—		1	(4)
Total designated hedges	4,813	3,849	37		5		118		265
Undesignated derivative contracts (5)	22	13	—		—		—		—
Total	$4,835	$3,862	$37		$5		$118		$265

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

The Company records and presents the fair values of all of its derivative assets and liabilities in its consolidated balance sheets on a gross basis, as shown in the previous table. However, if the Company were to offset and record the asset and liability balances for its derivative instruments on a net basis in accordance with the terms of its master netting arrangements, which provide for the right to set-off amounts for similar transactions denominated in the same currencies, the resulting impact as of September 25, 2021 and March 27, 2021 would be as follows (in millions):

	Forward Currency Exchange Contracts		Net Investment Hedges		Interest Rate Swaps
	September 25, 2021	March 27, 2021	September 25, 2021	March 27, 2021	September 25, 2021	March 27, 2021
Assets subject to master netting arrangements	$4	$2	$33	$3	$—	$—
Liabilities subject to master netting arrangements	$—	$1	$118	$263	$—	$1
Derivative assets, net	$4	$1	$29	$3	$—	$—
Derivative liabilities, net	$—	$—	$114	$263	$—	$1
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
The following table summarizes the pre-tax impact of the gains and losses on the Company’s designated forward foreign currency exchange contracts, net investment hedges and interest rate swaps (in millions):

	Three Months Ended		Six Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
	Pre-Tax Gains Recognized in OCI	Pre-Tax Losses Recognized in OCI	Pre-Tax Gains Recognized in OCI	Pre-Tax Losses Recognized in OCI
Designated forward foreign currency exchange contracts	$3	$—	$2	$—
Designated net investment hedges	$89	$(42)	$172	$(42)
Designated interest rate swaps	$—	$—	$—	$(1)

The following tables summarize the pre-tax impact of the gains and losses within the consolidated statements of operations and comprehensive income (loss) related to the designated forward foreign currency exchange contracts for the three and six months ended September 25, 2021 and September 26, 2020 (in millions):

	Three Months Ended
	Pre-Tax Loss (Gain) Reclassified from Accumulated OCI		Location of Gain Recognized
	September 25, 2021	September 26, 2020
Designated forward foreign currency exchange contracts	$1	$(2)	Cost of goods sold

	Six Months Ended
	Pre-Tax Loss (Gain) Reclassified from Accumulated OCI		Location of Gain recognized
	September 25, 2021	September 26, 2020
Designated forward foreign currency exchange contracts	$2	$(3)	Cost of goods sold
The Company expects that substantially all of the amounts currently recorded in accumulated other comprehensive income for its forward foreign currency exchange contracts will be reclassified into earnings during the next 12 months, based upon the timing of inventory purchases and turnover.
Undesignated Hedges
During the three and six months ended September 25, 2021 and September 26, 2020, the net impact of changes in the fair value of undesignated forward foreign currency exchange contracts recognized within foreign currency loss (gain) in the Company’s consolidated statements of operations and comprehensive income (loss) was immaterial.
13. Shareholders’ Equity
Share Repurchase Program
During the first quarter of Fiscal 2022, the Company reinstated its $500 million share repurchase program, which was previously suspended during the first quarter of Fiscal 2021 in response to the impact of the COVID-19 pandemic and the provisions of the Second Amendment of the 2018 Credit Facility. During the six months ended September 25, 2021, the Company purchased 2,712,275 shares for a total cost of approximately $150 million including commissions, through open market transactions under the current plan. As of September 25, 2021, the remaining availability under the Company’s share repurchase program was $250 million. During the six months ended September 26, 2020, the Company did not purchase any shares through open market transactions under the current plan, as the Company's share repurchase plan was suspended at that time. Share repurchases may be made in open market or privately negotiated transactions, subject to market conditions, applicable legal requirements, trading transactions under the Company’s insider trading policy and other relevant factors. The program may be suspended or discontinued at any time.
The Company also has in place a “withhold to cover” repurchase program, which allows the Company to withhold ordinary shares from certain executive officers and directors to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards. During the six month periods ended September 25, 2021 and September 26, 2020, the Company withheld 193,322 shares and 47,635 shares, respectively, with a fair value of $10 million and $1 million, respectively, in satisfaction of minimum tax withholding obligations relating to the vesting of restricted share awards.

Accumulated Other Comprehensive Income
The following table details changes in the components of accumulated other comprehensive income (“AOCI”), net of taxes, for the six months ended September 25, 2021 and September 26, 2020, respectively (in millions):

	Foreign Currency Adjustments (1)	Net (Losses) Gains on Derivatives (2)	Other Comprehensive Income Attributable to Capri
Balance at March 27, 2021	$57	$(1)	$56
Other comprehensive income before reclassifications	114	2	116
Less: amounts reclassified from AOCI to earnings	—	(2)	(2)
Other comprehensive income, net of tax	114	4	118
Balance at September 25, 2021	$171	$3	$174

Balance at March 28, 2020	$72	$3	$75
Other comprehensive income before reclassifications	53	—	53
Less: amounts reclassified from AOCI to earnings	—	3	3
Other comprehensive income (loss), net of tax	53	(3)	50
Balance at September 26, 2020	$125	$—	$125

(1)Foreign currency translation adjustments for the six months ended September 25, 2021 primarily include a $132 million gain, net of taxes of $40 million, relating to the Company's net investment hedges, and a net $23 million translation loss. Foreign currency translation adjustments for the six months ended September 26, 2020 primarily include a net $88 million translation gain partially offset by a $35 million loss, net of taxes of $7 million, relating to the Company's net investment hedges.
(2)Reclassified amounts primarily relate to the Company’s forward foreign currency exchange contracts for inventory purchases and are recorded within cost of goods sold in the Company’s consolidated statements of operations and comprehensive income (loss). All tax effects were not material for the periods presented.

14. Share-Based Compensation
The Company grants equity awards to certain employees and directors of the Company at the discretion of the Company’s Compensation and Talent Committee. The Company has two equity plans, one stock option plan adopted in Fiscal 2008 (as amended and restated, the “2008 Plan”), and the Omnibus Incentive Plan adopted in the third fiscal quarter of Fiscal 2012 and amended and restated with shareholder approval in May 2015, and again in June 2020 (the “Incentive Plan”). The 2008 Plan only provided for grants of share options and was authorized to issue up to 23,980,823 ordinary shares. As of September 25, 2021, there were no shares available to grant equity awards under the 2008 Plan. The Incentive Plan allows for grants of share options, restricted shares and RSUs, and other equity awards, and authorizes a total issuance of up to 18,846,000 ordinary shares after amendments in June 2020. At September 25, 2021, there were 3,932,474 ordinary shares available for future grants of equity awards under the Incentive Plan. Option grants issued from the 2008 Plan generally expire ten years from the date of the grant, and those issued under the Incentive Plan generally expire seven years from the date of the grant.

The following table summarizes the Company’s share-based compensation activity during the six months ended September 25, 2021:

	Options	Service-Based RSUs	Performance-Based RSUs
Outstanding/Unvested at March 27, 2021	1,150,260	4,895,517	581,659
Granted	—	1,626,688	—
Exercised/Vested	(283,076)	(1,777,764)	(347,561)
Change due to performance condition	—	—	26,109
Canceled/Forfeited	(360,750)	(225,692)	—
Outstanding/Unvested at September 25, 2021	506,434	4,518,749	260,207
The weighted average grant date fair value of service-based RSUs granted during the six months ended September 25, 2021 was $51.64. The weighted average grant date fair value of service-based RSUs granted during the six months ended September 26, 2020 was $15.98.
Share-Based Compensation Expense
The following table summarizes compensation expense attributable to share-based compensation for the three and six months ended September 25, 2021 and September 26, 2020 (in millions):

	Three Months Ended		Six Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Share-based compensation expense	$20	$17	$56	$41
Tax benefit related to share-based compensation expense	$4	$4	$11	$9
Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rates. The estimated value of future forfeitures for equity grants as of September 25, 2021 is approximately $17 million.
See Note 17 in the Company’s Fiscal 2021 Annual Report on Form 10-K for additional information relating to the Company’s share-based compensation awards.

15. Income Taxes

The Company’s effective tax rate for the three and six months ended September 25, 2021 was (1.0)% and 7.7%, respectively. Such rates differ from the United Kingdom (“U.K.”) federal statutory rate of 19% primarily due to a benefit recognized as a result of recently enacted tax legislation in Italy which allowed the Company to reduce its deferred tax liabilities. Specifically, this change allowed the Company to step up certain intangible assets which will result in lower future cash taxes. In addition, the tax rate for each period was further reduced by the favorable impact of global financing activities, partially offset by the increases in uncertain tax positions for the three months ended September 25, 2021. For the six months ended September 25, 2021, the tax rate was also negatively impacted by the tax rate change in the United Kingdom on the Company's net deferred tax liabilities.

The global financing activities are related to the Company’s 2014 move of its principal executive office from Hong Kong to the U.K. and decision to become a U.K. tax resident. In connection with this decision, the Company funded its international growth strategy through intercompany debt financing arrangements. These debt financing arrangements reside between certain of our U.S., U.K. and Hungarian subsidiaries. Due to the difference in the statutory income tax rates between these jurisdictions, the Company realized lower effective tax rates for the three and six months ended September 25, 2021.

16. Segment Information
The Company operates its business through three operating segments - Versace, Jimmy Choo and Michael Kors, which are based on its business activities and organization. The reportable segments are segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by the Company’s chief operating decision maker ("CODM") in deciding how to allocate resources, as well as in assessing performance. The primary key performance indicators are revenue and operating income for each segment. The Company’s reportable segments represent components of the business that offer similar merchandise, customer experience and sales/marketing strategies.
The Company’s three reportable segments are as follows:
•Versace — segment includes revenue generated through the sale of Versace luxury accessories, ready-to-wear and footwear through directly operated Versace boutiques throughout North America (United States and Canada), certain parts of EMEA and certain parts of Asia, as well as through Versace outlet stores and e-commerce sites. In addition, revenue is generated through wholesale sales to distribution partners (including geographic licensing arrangements that allow third parties to use the Versace trademarks in connection with retail and/or wholesale sales of Versace branded products in specific geographic regions), multi-brand department stores and specialty stores worldwide, as well as through product license agreements in connection with the manufacturing and sale of jeans, fragrances, watches, jewelry, eyewear and home furnishings.
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

The following table presents the key performance information of the Company’s reportable segments (in millions):

	Three Months Ended		Six Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Total revenue:
Versace	$282	$195	$522	$288
Jimmy Choo	137	122	279	173
Michael Kors	881	793	1,752	1,100
Total revenue	$1,300	$1,110	$2,553	$1,561

Income (loss) from operations:
Versace	$55	$20	$103	$(21)
Jimmy Choo	1	—	12	(29)
Michael Kors	220	190	460	142
Total segment income from operations	276	210	575	92
Less: Corporate expenses	(45)	(30)	(86)	(61)
Restructuring and other charges	(8)	(9)	(11)	(17)
Impairment of assets (1)	(33)	(20)	(33)	(20)
COVID-19 related charges	5	2	8	(3)
Total income (loss) from operations	$195	$153	$453	$(9)

(1)Impairment of assets during the three and six months ended September 25, 2021 and September 26, 2020 primarily related to operating lease right-of-use assets at certain Michael Kors store locations.
Depreciation and amortization expense for each segment are as follows (in millions):

	Three Months Ended		Six Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Depreciation and amortization:
Versace	$12	$13	$26	$26
Jimmy Choo	8	8	15	15
Michael Kors	29	33	58	67
Total depreciation and amortization	$49	$54	$99	$108

Total revenue (based on country of origin) by geographic location are as follows (in millions):

	Three Months Ended		Six Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Revenue:
The Americas (U.S., Canada and Latin America) (1)	$701	$587	$1,416	$764
EMEA	388	311	690	433
Asia	211	212	447	364
Total revenue	$1,300	$1,110	$2,553	$1,561

(1)Total revenue earned in the U.S. was $651 million and $1.322 billion, respectively, for the three and six months ended September 25, 2021 and $531 million and $692 million, respectively, for the three and six months ended September 26, 2020.

17. Subsequent Events

Share Repurchase Program

On November 3, 2021, the Company announced that its Board of Directors has terminated the Company’s existing $500 million share repurchase program, with $250 million of availability remaining, and authorized a new share repurchase program pursuant to which the Company may, from time to time, repurchase up to $1.0 billion of its outstanding ordinary shares within a period of two years from the effective date of the program. Share repurchases may be made in open market or privately negotiated transactions, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors. The program may be suspended or discontinued at any time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis (“MD&A”) of our Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto included as part of this interim report. Forward-looking statements are prospective in nature and are not based on historical facts, but rather on current expectations and projections of the management of the Company about future events, and are therefore subject to risks and uncertainties which could cause actual results to differ materially from the future results expressed or implied by the forward-looking statements. All statements other than statements of historical facts included herein, may be forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “plans”, “believes”, “expects”, “intends”, “will”, “should”, “could”, “would”, “may”, “anticipates”, “might” or similar words or phrases, are forward-looking statements. These forward-looking statements are not guarantees of future financial performance. Such forward-looking statements involve known and unknown risks and uncertainties that could significantly affect expected results and are based on certain key assumptions, which could cause actual results to differ materially from those projected or implied in any forward-looking statements. These risks, uncertainties and other factors include the effect of the COVID-19 pandemic and its potential material and significant impact on the Company’s future financial and operational results if retail stores are forced to close again and the pandemic is prolonged, including that our estimates could materially differ if the severity of the COVID-19 situation worsens, or if there are further supply chain disruptions, including additional production delays and increased costs, the length and severity of such outbreak across the globe and the pace of recovery following the COVID-19 pandemic, levels of cash flow and future availability of credit, compliance with restrictive covenants under the Company’s credit agreement, the Company’s ability to integrate successfully and to achieve anticipated benefits of any acquisition and to successfully execute our growth strategies; the risk of disruptions to the Company’s businesses; risks associated with operating in international markets and our global sourcing activities; the risk of cybersecurity threats and privacy or data security breaches; the negative effects of events on the market price of the Company’s ordinary shares and its operating results; significant transaction costs; unknown liabilities; the risk of litigation and/or regulatory actions related to the Company’s businesses; fluctuations in demand for the Company’s products; levels of indebtedness (including the indebtedness incurred in connection with acquisitions); the timing and scope of future share buybacks, which may be made in open market or privately negotiated transactions, and are subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors, and such share repurchases may be suspended or discontinued at any time, the level of other investing activities and uses of cash; changes in consumer traffic and retail trends; loss of market share and industry competition; fluctuations in the capital markets; fluctuations in interest and exchange rates; the occurrence of unforeseen epidemics and pandemics, disasters or catastrophes; political or economic instability in principal markets; adverse outcomes in litigation; and general, local and global economic, political, business and market conditions, as well as those risks set forth in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended March 27, 2021, filed with the Securities and Exchange Commission on May 26, 2021.

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
Our Versace brand has long been recognized as one of the world’s leading international fashion design houses and is synonymous with Italian glamour and style. Founded in 1978 in Milan, Versace is known for its iconic and unmistakable style and unparalleled craftsmanship. Over the past several decades, the House of Versace has grown globally from its roots in haute couture, expanding into the design, manufacturing, distribution and retailing of accessories, ready-to-wear, footwear, eyewear, watches, jewelry, fragrance and home furnishings businesses. Versace’s design team is led by Donatella Versace, who has been the brand’s artistic director for over 20 years. Versace distributes its products through a worldwide distribution network, which includes boutiques in some of the world’s most glamorous cities, its e-commerce site, as well as through the most prestigious department and specialty stores worldwide.

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

Channel shift, macroeconomic factors, and demand for our accessories and related merchandise. Our performance is affected by trends in the luxury goods industry, global consumer spending, macroeconomic factors, overall levels of consumer travel and spending on discretionary items as well as shifts in demographics and changes in lifestyle preferences. Through 2019, the personal luxury goods market grew at a 5% rate over the past 20 years, with more recent growth driven by stronger Chinese demand from both international and local consumers and demographic and socioeconomic shifts resulting in younger consumers purchasing more luxury goods. Then, in 2020, due to the impact of the COVID-19 crisis, the personal luxury goods market declined 23%. Market studies indicate that the personal luxury goods market is predicted to increase at a 10% compound annual growth rate between 2020 and 2025, and will return to 2019 levels by the end of 2021 or in 2022. Future growth is expected to be driven by e-commerce, Chinese consumers and younger generations. As the personal luxury goods market continues to evolve, Capri is committed to creating engaging luxury experiences globally. In our view, increased customer engagement and tailoring merchandise to customer shopping and communication preferences are key to growing market share.

We also continue to adjust our retail operating strategy to the changing business environment. Last year, we announced our Capri Retail Store Optimization Program to close approximately 170 of our retail stores over two fiscal years, which began during Fiscal 2021 and will continue into Fiscal 2022, in order to improve the profitability of our retail store fleet. Over this time period, we initially expected to incur approximately $75 million of one-time costs associated with these store closures, however, based on a reassessment, we expect these costs to be approximately $25 million. As of September 25, 2021, we have closed a total of 127 stores and recorded net restructuring charges of $1 million relating to the program since its inception. Collectively, we continue to anticipate ongoing savings as a result of the store closures and lower depreciation associated with the impairment charges being recorded.
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

Disruptions or delays in shipping and distribution and other supply chain constraints. We have been experiencing global logistics challenges, including delays as a result of port congestion, vessel availability, container shortages and temporary factory closures which are expected to continue for the duration of Fiscal 2022. Our freight costs have increased as carrier rates for ocean and air shipments have increased significantly, and the supply chain disruptions have caused us to increase our use of air freight with greater frequency than in the past. Any future disruptions in our shipping and distribution network, including impacts on our supply chain due to temporary closures of our manufacturing partners and shipping and fulfillment constraints, could have a negative impact on our results of operations. See Item 1A — "Risk Factors" — "We primarily use foreign manufacturing contractors and independent third-party agents to source our finished goods and our business is subject to risks inherent in global sourcing activities, including disruptions or delays in manufacturing or shipments" of our Annual Report on Form 10-K for the fiscal year ended March 27, 2021 for additional discussion.
Costs of manufacturing, tariffs, and import regulations. Our industry is subject to volatility in costs related to certain raw materials used in the manufacturing of our products. This volatility applies primarily to costs driven by commodity prices, which can increase or decrease dramatically over a short period of time. In addition, our costs may be impacted by sanction tariffs imposed on our products due to changes in trade terms. For example, we have historically received benefits from duty-free imports on certain products from certain countries pursuant to the U.S. Generalized System of Preferences ("GSP") program. The GSP program expired on December 31, 2020. If the GSP program is not renewed or otherwise made retroactive, we will continue to experience significant additional duties and our gross margin will continue to be negatively impacted. Additionally, we are subject to government import regulations, including U.S. Customs and Border Protection ("CBP") withhold release orders. The imposition of taxes, duties and quotas, the withdrawal from or material modification to trade agreements, and/or if CBP detains shipments of our goods pursuant to a withhold release order could have a material adverse effect on our business, results of operations and financial condition. If additional tariffs or trade restrictions are implemented by the U.S. or other countries, the cost of our products could increase which could adversely affect our business. In addition, commodity prices and tariffs may have an impact on our revenues, results of operations and cash flows. We use commercially reasonable efforts to mitigate these effects by sourcing our products as efficiently as possible and diversifying the countries where we produce. In addition, manufacturing labor costs are also subject to degrees of volatility based on local and global economic conditions. We use commercially reasonable efforts to source from localities that suit our manufacturing standards and result in more favorable labor driven costs to our products.
Segment Information
We operate in three reportable segments, which are as follows:
Versace
We generate revenue through the sale of Versace luxury accessories, ready-to-wear and footwear through directly operated Versace boutiques throughout North America (United States and Canada), certain parts of EMEA (Europe, Middle East and Africa) and certain parts of Asia (including Australia), as well as through Versace outlet stores and e-commerce sites. In addition, revenue is generated through wholesale sales to distribution partners (including geographic licensing arrangements), multi-brand department stores and specialty stores worldwide, as well as through product license agreements in connection with the manufacturing and sale of products, including jeans, fragrances, watches, jewelry, eyewear and home furnishings.
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
Unallocated Corporate Expenses
In addition to the reportable segments discussed above, we have certain corporate costs that are not directly attributable to our brands and, therefore, are not allocated to segments. Such costs primarily include certain administrative, corporate occupancy, shared service and information systems expenses, including ERP system implementation costs. In addition, certain other costs are not allocated to segments, including restructuring and other charges (including transaction and transition costs related to our acquisitions), impairment costs and COVID-19 related charges. The segment structure is consistent with how our chief operating decision maker plans and allocates resources, manages the business and assesses performance. The following table presents our total revenue and income (loss) from operations by segment for the three and six months ended September 25, 2021 and September 26, 2020 (in millions):

		Three Months Ended		Six Months Ended
		September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Total revenue:
	Versace	$282	$195	$522	$288
	Jimmy Choo	137	122	279	173
	Michael Kors	881	793	1,752	1,100
Total revenue		$1,300	$1,110	$2,553	$1,561

Income (loss) from operations:
	Versace	$55	$20	$103	$(21)
	Jimmy Choo	1	—	12	(29)
	Michael Kors	220	190	460	142
Total segment income from operations		276	210	575	92
Less:	Corporate expenses	(45)	(30)	(86)	(61)
	Restructuring and other charges	(8)	(9)	(11)	(17)
	Impairment of assets	(33)	(20)	(33)	(20)
	COVID-19 related charges	5	2	8	(3)
Total income (loss) from operations		$195	$153	$453	$(9)

The following table presents our global network of retail stores and wholesale doors by brand:

	As of
	September 25, 2021	September 26, 2020
Number of full price retail stores (including concessions):
Versace	151	154
Jimmy Choo	181	179
Michael Kors	530	548
	862	881

Number of outlet stores:
Versace	60	52
Jimmy Choo	56	48
Michael Kors	293	280
	409	380

Total number of retail stores	1,271	1,261

Total number of wholesale doors:
Versace	777	722
Jimmy Choo	454	504
Michael Kors	2,793	2,840
	4,024	4,066
The following table presents our retail stores by geographic location:

	As of			As of
	September 25, 2021			September 26, 2020
	Versace	Jimmy Choo	Michael Kors	Versace	Jimmy Choo	Michael Kors
Store count by region:
The Americas	37	46	350	33	45	362
EMEA	55	75	176	60	76	176
Asia	119	116	297	113	106	290
	211	237	823	206	227	828
Key Consolidated Performance Indicators and Statistics
We use a number of key indicators of operating results to evaluate our performance, including the following (dollars in millions):

	Three Months Ended		Six Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Total revenue	$1,300	$1,110	$2,553	$1,561
Gross profit as a percent of total revenue	68.0%	64.0%	68.2%	64.8%
Income (loss) from operations	$195	$153	$453	$(9)
Income (loss) from operations as a percent of total revenue	15.0%	13.8%	17.7%	(0.6)%

Seasonality
We experience certain effects of seasonality with respect to our business. We generally experience greater sales during our third fiscal quarter, primarily driven by holiday season sales, and the lowest sales during our first fiscal quarter.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Critical accounting policies are those that are the most important to the portrayal of our results of operations and financial condition and that require our most difficult, subjective and complex judgments to make estimates about the effect of matters that are inherently uncertain. In applying such policies, we must use certain assumptions that are based on our informed judgments, assessments of probability and best estimates. Estimates, by their nature, are subjective and are based on analysis of available information, including current and historical factors and the experience and judgment of management. We evaluate our assumptions and estimates on an ongoing basis. While our significant accounting policies are detailed in Note 2 to the accompanying consolidated financial statements, our critical accounting policies are disclosed, in full, in the MD&A section of our Annual Report on Form 10-K for the fiscal year ended March 27, 2021. There have been no significant changes in our critical accounting policies and estimates since March 27, 2021.

Results of Operations
Comparison of the three months ended September 25, 2021 with the three months ended September 26, 2020
The following table details the results of our operations for the three months ended September 25, 2021 and September 26, 2020, and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Three Months Ended		$ Change	% Change	% of Total Revenue for the Three Months Ended
	September 25, 2021	September 26, 2020			September 25, 2021	September 26, 2020
Statements of Operations Data:
Total revenue	$1,300	$1,110	$190	17.1%
Cost of goods sold	416	400	16	4.0%	32.0%	36.0%
Gross profit	884	710	174	24.5%	68.0%	64.0%
Selling, general and administrative expenses	599	474	125	26.4%	46.1%	42.7%
Depreciation and amortization	49	54	(5)	(9.3)%	3.8%	4.9%
Impairment of assets	33	20	13	65.0%	2.5%	1.8%
Restructuring and other charges	8	9	(1)	(11.1)%	0.6%	0.8%
Total operating expenses	689	557	132	23.7%	53.0%	50.2%
Income from operations	195	153	42	27.5%	15.0%	13.8%
Other income, net	(2)	—	(2)	NM	(0.2)%	—%
Interest (income) expense, net	(5)	12	(17)	NM	(0.4)%	1.1%
Foreign currency loss	4	—	4	NM	0.3%	—%
Income before (benefit) provision for income taxes	198	141	57	40.4%	15.2%	12.7%
(Benefit) provision for income taxes	(2)	20	(22)	NM	(0.2)%	1.8%
Net income	200	121	79	(65.3)%
Less: Net loss attributable to noncontrolling interest	—	(1)	1	NM
Net income attributable to Capri	$200	$122	$78	(63.9)%

NM Not meaningful
Total Revenue
Total revenue increased $190 million, or 17.1%, to $1.300 billion for the three months ended September 25, 2021, compared to $1.110 billion for the three months ended September 26, 2020, which included net favorable foreign currency effects of approximately $23 million, primarily related to the strengthening of the Euro, British Pound, Chinese Renminbi and Canadian Dollar against the U.S. Dollar during the three months ended September 25, 2021. On a constant currency basis, our total revenue increased $167 million, or 15.0%. The increase is attributable to the continued recovery from the COVID-19 pandemic. In the prior fiscal year, the Company experienced widespread, temporary store closures and a significant decline in store traffic.
Gross Profit
Gross profit increased $174 million, or 24.5%, to $884 million for the three months ended September 25, 2021, compared to $710 million for the three months ended September 26, 2020, which included net favorable foreign currency effects of $15 million. Gross profit as a percentage of total revenue increased 400 basis points to 68.0% during the three months ended September 25, 2021, compared to 64.0% during the three months ended September 26, 2020. The increase in our gross profit margin was primarily attributable to a higher average unit price and lower promotional activity, partially offset by increases in supply chain costs during the three months ended September 25, 2021, as compared to the three months ended September 26, 2020.

Total Operating Expenses
Total operating expenses increased $132 million, or 23.7%, to $689 million during the three months ended September 25, 2021, compared to $557 million for the three months ended September 26, 2020. Our operating expenses included a net unfavorable foreign currency impact of approximately $13 million. Total operating expenses increased to 53.0% as a percentage of total revenue for the three months ended September 25, 2021, compared to 50.2% for the three months ended September 26, 2020. The components that comprise total operating expenses are explained below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $125 million, or 26.4%, to $599 million during the three months ended September 25, 2021, compared to $474 million for the three months ended September 26, 2020, primarily due to increased retail store, corporate, advertising, and e-commerce costs during the three months ended September 25, 2021.
Selling, general, and administrative expenses as a percentage of total revenue increased to 46.1% for the three months ended September 25, 2021, compared to 42.7% for the three months ended September 26, 2020, primarily due to an increase in advertising, e-commerce and corporate costs during the three months ended September 25, 2021, as compared to the three months ended September 26, 2020.
Unallocated corporate expenses, which are included within selling, general and administrative expenses discussed above, but are not directly attributable to a reportable segment, increased $15 million, or 50.0%, to $45 million during the three months ended September 25, 2021 as compared to $30 million for the three months ended September 26, 2020, primarily due to an increase in compensation expense and professional fees.
Depreciation and Amortization
Depreciation and amortization decreased $5 million, or 9.3%, to $49 million during the three months ended September 25, 2021, compared to $54 million for the three months ended September 26, 2020. The decrease in depreciation and amortization expense was primarily attributable to lower depreciation due to lower capital expenditures in Fiscal 2022 and Fiscal 2021. Depreciation and amortization decreased to 3.8% as a percentage of total revenue during the three months ended September 25, 2021, compared to 4.9% for the three months ended September 26, 2020 primarily due to lower revenues during the prior year due to COVID-19.
Impairment of Assets
During the three months ended September 25, 2021, we recognized asset impairment charges of $33 million, which primarily related to operating lease right-of-use assets at certain Michael Kors store locations (see Note 11 to the accompanying consolidated financial statements for additional information). During the three months ended September 26, 2020, we recognized asset impairment charges of approximately $20 million, primarily related to operating lease right-of-use assets at certain Michael Kors store locations.
Restructuring and Other Charges
During the three months ended September 25, 2021, we recognized restructuring and other charges of $8 million, which included other costs of $9 million primarily related to equity awards associated with the acquisition of Versace and partially offset by $1 million of gains related to our Capri Retail Store Optimization Program (see Note 8 to the accompanying consolidated financial statements for additional information).
During the three months ended September 26, 2020, we recognized restructuring and other charges of $9 million, which included other costs of $7 million primarily related to equity awards associated with the acquisition of Versace and $2 million related to our Capri Retail Store Optimization Program.
Restructuring and other charges are not evaluated as part of our reportable segments’ results (See Segment Information below for additional information).

Income from Operations
As a result of the foregoing, income from operations increased $42 million, to $195 million during three months ended September 25, 2021, compared to $153 million for the three months ended September 26, 2020. Income from operations as a percentage of total revenue increased to 15.0% during the three months ended September 25, 2021, compared to 13.8% for the three months ended September 26, 2020. See Segment Information below for a reconciliation of our segment operating income to total operating income.
Interest (Income) Expense, net
During the three months ended September 25, 2021, we recognized $5 million of interest income compared to $12 million of interest expense for the three months ended September 26, 2020. The $17 million improvement in interest (income) expense, net is primarily due to an increase of interest income from higher average notional amounts outstanding and more favorable interest rates on our net investment hedges in the current year and a decrease in interest expense attributable to lower average borrowings outstanding (see Note 9 and Note 12 to the accompanying consolidated financial statements for additional information).
Foreign Currency Loss
During the three months ended September 25, 2021, we recognized a net foreign currency loss of $4 million, primarily attributable to the revaluation and settlement of certain of our accounts payable in currencies other than the functional currency, as well as the remeasurement of dollar-denominated intercompany loans with certain of our subsidiaries.
During the three months ended September 26, 2020, we recognized an immaterial net foreign currency loss.
(Benefit) Provision for Income Taxes
The benefit for income taxes was $2 million for the three months ended September 25, 2021, compared to a provision of $20 million for the three months ended September 26, 2020. Our effective tax rate was (1.0)% and 14.2% for the three months ended September 25, 2021 and September 26, 2020, respectively. The decrease in our effective tax rate was primarily due to recently enacted tax legislation in Italy which allowed us to reduce our deferred tax liabilities. Specifically, this change allowed us to step up certain intangible assets which will result in lower future cash taxes.
Our effective tax rate may fluctuate from time to time due to the effects of changes in U.S. state and local taxes and tax rates in foreign jurisdictions. In addition, factors such as the geographic mix of earnings, enacted tax legislation and the results of various global tax strategies, may also impact our effective tax rate in future periods.
Net Loss Attributable to Noncontrolling Interest
During the three months ended September 25, 2021, we recorded an immaterial net loss and during the three months ended September 26, 2020, we recorded a net loss of $1 million, attributable to the noncontrolling interest in our joint ventures. These losses represent the share of income that is not attributable to the Company.

Net Income Attributable to Capri
As a result of the foregoing, our net income increased $78 million to $200 million during the three months ended September 25, 2021, compared to a net income of $122 million for the three months ended September 26, 2020.

Segment Information
Versace

	Three Months Ended			% Change
(dollars in millions)	September 25, 2021	September 26, 2020	$ Change	As Reported	Constant Currency
Revenues	$282	$195	$87	44.6%	42.6%
Income from operations	55	20	35	175.0%
Operating margin	19.5%	10.3%
Revenues
Versace revenues increased $87 million, or 44.6% to $282 million during the three months ended September 25, 2021, compared to $195 million for the three months ended September 26, 2020, which included favorable foreign currency effects of $4 million. On a constant currency basis, revenue increased $83 million, or 42.6%, primarily attributable to the continued recovery from the COVID-19 pandemic. In the prior fiscal year, the Company experienced widespread, temporary store closures and a significant decline in store traffic.
Income from Operations
During the three months ended September 25, 2021, Versace recorded income from operations of $55 million, compared to $20 million for the three months ended September 26, 2020. Operating margin increased from 10.3% for the three months ended September 26, 2020, to 19.5% during the three months ended September 25, 2021, primarily due to higher average unit price and leveraging of operating expenses due to higher revenue.
Jimmy Choo

	Three Months Ended			% Change
(dollars in millions)	September 25, 2021	September 26, 2020	$ Change	As Reported	Constant Currency
Revenues	$137	$122	$15	12.3%	4.9%
Income from operations	1	—	1	NM
Operating margin	0.7%	0.0%

NM Not meaningful
Revenues
Jimmy Choo revenues increased $15 million, or 12.3%, to $137 million during the three months ended September 25, 2021, compared to $122 million for the three months ended September 26, 2020, which included favorable foreign currency effects of $9 million. On a constant currency basis, revenue increased $6 million, or 4.9%, primarily attributable to the continued recovery from the COVID-19 pandemic. In the prior fiscal year, the Company experienced widespread, temporary store closures and a significant decline in store traffic.
Income from Operations
During the three months ended September 25, 2021, Jimmy Choo recorded income from operations of $1 million, compared to immaterial income from operations for the three months ended September 26, 2020. Operating margin increased from 0.0% for the three months ended September 26, 2020 to 0.7% during the three months ended September 25, 2021, primarily due to lower promotional activity, partially offset by increases in store operating costs and investments in marketing and advertising.

Michael Kors

	Three Months Ended			% Change
(dollars in millions)	September 25, 2021	September 26, 2020	$ Change	As Reported	Constant Currency
Revenues	$881	$793	$88	11.1%	9.8%
Income from operations	220	190	30	15.8%
Operating margin	25.0%	24.0%
Revenues
Michael Kors revenues increased $88 million, or 11.1%, to $881 million during the three months ended September 25, 2021, compared to $793 million for the three months ended September 26, 2020, which included favorable foreign currency effects of $10 million. On a constant currency basis, revenue increased $78 million, or 9.8%, primarily attributable to the continued recovery from the COVID-19 pandemic. In the prior fiscal year, the Company experienced widespread, temporary store closures and a significant decline in store traffic.
Income from Operations
During the three months ended September 25, 2021, Michael Kors recorded income from operations of $220 million, compared to $190 million for the three months ended September 26, 2020. Operating margin increased from 24.0% for the three months ended September 26, 2020, to 25.0% during the three months ended September 25, 2021, primarily due to a higher average unit price, partially offset by increases in our supply chain costs and an increase in marketing and advertising as a percentage of revenue.

Results of Operations
Comparison of the six months ended September 25, 2021 with the six months ended September 26, 2020
The following table details the results of our operations for the six months ended September 25, 2021 and September 26, 2020, and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Six Months Ended		$ Change	% Change	% of Total Revenue for the Six Months Ended
	September 25, 2021	September 26, 2020			September 25, 2021	September 26, 2020
Statements of Operations Data:
Total revenue	$2,553	$1,561	$992	63.5%
Cost of goods sold	813	549	264	48.1%	31.8%	35.2%
Gross profit	1,740	1,012	728	71.9%	68.2%	64.8%
Selling, general and administrative expenses	1,144	876	268	30.6%	44.8%	56.1%
Depreciation and amortization	99	108	(9)	(8.3)%	3.9%	6.9%
Impairment of assets	33	20	13	65.0%	1.3%	1.3%
Restructuring and other charges	11	17	(6)	(35.3)%	0.4%	1.1%
Total operating expenses	1,287	1,021	266	26.1%	50.4%	65.4%
Income (loss) from operations	453	(9)	462	NM	17.7%	(0.6)%
Other income, net	(2)	(1)	(1)	100.0%	(0.1)%	(0.1)%
Interest (income) expense, net	(4)	29	(33)	NM	(0.2)%	1.9%
Foreign currency loss (gain)	5	(3)	8	NM	0.2%	(0.2)%
Income (loss) before provision for income taxes	454	(34)	488	NM	17.8%	(2.2)%
Provision for income taxes	35	25	10	40.0%	1.4%	1.6%
Net income (loss)	419	(59)	478	NM
Less: Net loss attributable to noncontrolling interest	—	(1)	1	NM
Net income (loss) attributable to Capri	$419	$(58)	$477	NM

NM Not meaningful
Total Revenue
Total revenue increased $992 million, or 63.5%, to $2.553 billion for the six months ended September 25, 2021, compared to $1.561 billion for the six months ended September 26, 2020, which included net favorable foreign currency effects of approximately $86 million, primarily related to the strengthening of the Euro, British Pound, Chinese Renminbi and Canadian Dollar against the U.S. Dollar during the six months ended September 25, 2021. On a constant currency basis, our total revenue increased $906 million, or 58.0%. The increase is attributable to the continued recovery from the COVID-19 pandemic. In the prior fiscal year, the Company experienced widespread, temporary store closures and a significant decline in store traffic.
Gross Profit
Gross profit increased $728 million, or 71.9%, to $1.740 billion for the six months ended September 25, 2021, compared to $1.012 billion for the six months ended September 26, 2020, which included net favorable foreign currency effects of $58 million. Gross profit as a percentage of total revenue increased 340 basis points to 68.2% during the six months ended September 25, 2021, compared to 64.8% during the six months ended September 26, 2020. The increase in gross profit margin was primarily attributable to a higher average unit price and lower promotional activity, partially offset by increases in our supply chain costs during the six months ended September 25, 2021, as compared to the six months ended September 26, 2020.

Total Operating Expenses
Total operating expenses increased $266 million, or 26.1%, to $1.287 billion during the six months ended September 25, 2021, compared to $1.021 billion for the six months ended September 26, 2020. Our operating expenses included a net unfavorable foreign currency impact of approximately $51 million. Total operating expenses decreased to 50.4% as a percentage of total revenue for the six months ended September 25, 2021, compared to 65.4% for the six months ended September 26, 2020. The components that comprise total operating expenses are explained below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $268 million, or 30.6%, to $1.144 billion during the six months ended September 25, 2021, compared to $876 million for the six months ended September 26, 2020, primarily due to increased retail store, corporate, e-commerce, and advertising costs during the six months ended September 25, 2021.
Selling, general and administrative expenses as a percentage of total revenue decreased to 44.8% during the six months ended September 25, 2021, compared to 56.1% for the six months ended September 26, 2020, primarily due to leveraging of operating expenses as a result of higher revenue during the six months ended September 25, 2021, as compared to the six months ended September 26, 2020.
Unallocated corporate expenses, which are included within selling, general and administrative expenses discussed above, but are not directly attributable to a reportable segment, increased $25 million, or 41.0%, to $86 million during the six months ended September 25, 2021 as compared to $61 million for the six months ended September 26, 2020, primarily due to an increase in compensation expense and professional fees.
Depreciation and Amortization
Depreciation and amortization decreased $9 million, or 8.3%, to $99 million during the six months ended September 25, 2021, compared to $108 million for the six months ended September 26, 2020. The decrease in depreciation and amortization expense was primarily attributable to lower depreciation due to lower capital expenditures in Fiscal 2022 and Fiscal 2021. Depreciation and amortization decreased to 3.9% as a percentage of total revenue during the six months ended September 25, 2021, compared to 6.9% for the six months ended September 26, 2020 primarily due to higher revenues during the six months ended September 25, 2021 as a result of COVID-19.
Impairment of Assets
During the six months ended September 25, 2021, we recognized asset impairment charges of $33 million, which primarily related to operating lease right-of-use assets at certain Michael Kors store locations (see Note 11 to the accompanying consolidated financial statements for additional information). During the six months ended September 26, 2020, we recognized asset impairment charges of approximately $20 million, which primarily related to operating lease right-of-use assets at certain Michael Kors store locations.
Restructuring and Other Charges
During the six months ended September 25, 2021, we recognized restructuring and other charges of $11 million, which included other costs of $15 million primarily related to equity awards associated with the acquisition of Versace and partially offset by $4 million of gains related to our Capri Retail Store Optimization Program (see Note 8 to the accompanying consolidated financial statements for additional information).
During the six months ended September 26, 2020, we recognized restructuring and other charges of $17 million, which were primarily comprised of $12 million primarily related to equity awards associated with the acquisition of Versace and $5 million related to our Capri Retail Store Optimization Program.
Income (loss) from Operations
As a result of the foregoing, income from operations increased $462 million, to $453 million during the six months ended September 25, 2021, compared to a loss from operations of $9 million for the six months ended September 26, 2020. Income from operations as a percentage of total revenue increased to 17.7% during the six months ended September 25, 2021, compared to a loss from operations of (0.6)% for the six months ended September 26, 2020. See Segment Information below for a reconciliation of our segment operating income to total operating income.

Interest (Income) Expense, net
During the six months ended September 25, 2021, we recognized $4 million of interest income compared to $29 million of interest expense for the six months ended September 26, 2020. The $33 million improvement in interest (income) expense, net is primarily due to an increase of interest income from higher average notional amounts outstanding and more favorable interest rates on our net investment hedges in the current year and a decrease in interest expense attributable to lower average borrowings outstanding (see Note 9 and Note 12 to the accompanying consolidated financial statements for additional information).
Foreign Currency Loss (Gain)
During the six months ended September 25, 2021 and September 26, 2020, we recognized a net foreign currency loss of $5 million and a net foreign currency gains of $3 million, respectively, primarily attributable to the revaluation and settlement of certain of our accounts payable in currencies other than the functional currency, as well as the remeasurement of dollar-denominated intercompany loans with certain of our subsidiaries.
Provision for Income Taxes

We recognized $35 million of income tax expense during the six months ended September 25, 2021, compared to $25 million for the six months ended September 26, 2020. Our effective tax rate was 7.7% and (73.5)% for the six months ended September 25, 2021 and September 26, 2020, respectively. Our effective tax rate for the six months ended September 25, 2021 was significantly higher than our effective tax rate for the six months ended September 26, 2020 and not a meaningful or comparable metric, primarily due to the relationship between income tax expense and pre-tax loss in the prior period. The increase in income tax expense primarily related to the increase in earnings during the six months ended September 25, 2021 compared to the six months ended September 26, 2020. This increase was partially offset by the favorable effects of recently enacted tax legislation in Italy which allowed us to reduce our deferred tax liabilities. Specifically, this change allowed us to step up certain intangible assets which will result in lower future cash taxes.
Our effective tax rate may fluctuate from time to time due to the effects of changes in U.S. state and local taxes and tax rates in foreign jurisdictions. In addition, factors such as the geographic mix of earnings, enacted tax legislation and the results of various global tax strategies, may also impact our effective tax rate in future periods.
Net Loss Attributable to Noncontrolling Interest
During the six months ended September 25, 2021, we recorded an immaterial net loss and during the six months ended September 26, 2020, we recorded a net loss of $1 million, attributable to the noncontrolling interest in our joint ventures. These losses represent the share of income that is not attributable to the Company.
Net Income (Loss) Attributable to Capri
As a result of the foregoing, our net income increased $477 million to a net income of $419 million during the six months ended September 25, 2021, compared to net loss of $58 million for the six months ended September 26, 2020.

Segment Information
Versace

	Six Months Ended			% Change
(dollars in millions)	September 25, 2021	September 26, 2020	$ Change	As Reported	Constant Currency
Revenues	$522	$288	$234	81.3%	72.6%
Income (loss) from operations	103	(21)	124	590.5%
Operating margin	19.7%	(7.3)%

Revenues
Versace revenues increased $234 million, or 81.3%, to $522 million during the six months ended September 25, 2021, compared to $288 million for the six months ended September 26, 2020, which included favorable foreign currency effects of $25 million. On a constant currency basis, revenue increased $209 million, or 72.6%, primarily attributable to the continued recovery from the COVID-19 pandemic. In the prior fiscal year, the Company experienced widespread, temporary store closures and a significant decline in store traffic.
Income (Loss) from Operations
During the six months ended September 25, 2021, Versace recorded income from operations of $103 million, compared to a loss from operations of $21 million for the six months ended September 26, 2020. Operating margin improved from (7.3)% for the six months ended September 26, 2020, to 19.7% during the six months ended September 25, 2021, primarily due to lower promotional activity and leveraging of operating expenses due to higher revenue.
Jimmy Choo

	Six Months Ended			% Change
(dollars in millions)	September 25, 2021	September 26, 2020	$ Change	As Reported	Constant Currency
Revenues	$279	$173	$106	61.3%	46.8%
Income (loss) from operations	12	(29)	41	141.4%
Operating margin	4.3%	(16.8)%

Revenues
Jimmy Choo revenues increased $106 million, or 61.3%, to $279 million during the six months ended September 25, 2021, compared to $173 million for the six months ended September 26, 2020, which included favorable foreign currency effects of $25 million. On a constant currency basis, revenue increased $81 million, or 46.8%, primarily attributable to the continued recovery from the COVID-19 pandemic. In the prior fiscal year, the Company experienced widespread, temporary store closures and a significant decline in store traffic.
Income (Loss) from Operations
During the six months ended September 25, 2021, Jimmy Choo recorded income from operations of $12 million, compared to a loss from operations of $29 million for the six months ended September 26, 2020. Operating margin improved from (16.8)% for the six months ended September 26, 2020, to 4.3% during the six months ended September 25, 2021, primarily due to lower promotional activity and leveraging of operating expenses due to higher revenue.

Michael Kors

	Six Months Ended			% Change
(dollars in millions)	September 25, 2021	September 26, 2020	$ Change	As Reported	Constant Currency
Revenues	$1,752	$1,100	$652	59.3%	56.0%
Income from operations	460	142	318	223.9%
Operating margin	26.3%	12.9%

Revenues
Michael Kors revenues increased $652 million, or 59.3%, to $1.752 billion during the six months ended September 25, 2021, compared to $1.100 billion for the six months ended September 26, 2020, which included favorable foreign currency effects of $36 million. On a constant currency basis, revenue increased $616 million, or 56.0%, primarily attributable to the continued recovery from the COVID-19 pandemic. In the prior fiscal year, the Company experienced widespread, temporary store closures and a significant decline in store traffic.
Income from Operations

During the six months ended September 25, 2021, Michael Kors recorded income from operations of $460 million, compared to $142 million for the six months ended September 26, 2020. Operating margin improved from 12.9% for the six months ended September 26, 2020, to 26.3% during the six months ended September 25, 2021, primarily due to a higher average unit price and leveraging of operating expenses due to higher revenue, partially offset by increases in our supply chain costs.

Liquidity and Capital Resources
Liquidity
Our primary sources of liquidity are the cash flows generated from operations, along with borrowings available under our credit facilities (see below discussion regarding “Revolving Credit Facilities”) and available cash and cash equivalents. Our primary use of this liquidity is to fund the ongoing cash requirements, including our working capital needs and capital investments in our business, debt repayments, acquisitions, returns of capital, including share repurchases and other corporate activities. We believe that the cash generated from operations, together with borrowings available under our revolving credit facilities and available cash and cash equivalents, will be sufficient to meet our working capital needs for the next 12 months and beyond, including investments made and expenses incurred in connection with our store growth plans, shop-in-shop growth, investments in corporate and distribution facilities, continued systems development, e-commerce and marketing initiatives. We spent $48 million on capital expenditures during the six months ended September 25, 2021.
The following table sets forth key indicators of our liquidity and capital resources (in millions):

	As of
	September 25, 2021	March 27, 2021
Balance Sheet Data:
Cash and cash equivalents	$234	$232
Working capital	$152	$(75)
Total assets	$7,493	$7,481
Short-term debt	$40	$123
Long-term debt	$1,104	$1,219

	Six Months Ended
	September 25, 2021	September 26, 2020
Cash Flows Provided By (Used In):
Operating activities	$396	$137
Investing activities	(48)	(71)
Financing activities	(342)	(421)
Effect of exchange rate changes	(3)	1
Net increase (decrease) in cash and cash equivalents	$3	$(354)
Cash Provided by Operating Activities
Net cash provided by operating activities increased $259 million to $396 million during the six months ended September 25, 2021, as compared to $137 million for the six months ended September 26, 2020, as a result of an increase in our net income after non-cash adjustments, partially offset by decreases related to changes in our working capital. The decreases related to the changes in our working capital are primarily attributable to fluctuations in the timing of payments and receipts and an increase in our inventory levels when compared to the prior year.
Cash Used in Investing Activities
Net cash used in investing activities was $48 million during the six months ended September 25, 2021, as compared to $71 million during the six months ended September 26, 2020, which was primarily attributable to lower cash paid for asset acquisitions and lower capital expenditures compared to prior year.
Cash Used in Financing Activities
Net cash used in financing activities was $342 million during the six months ended September 25, 2021, as compared to $421 million during the six months ended September 26, 2020. The decrease of cash used in financing activities of $79 million was primarily attributable to a decrease in net debt repayments of $215 million, partially offset by a $159 million increase in cash payments to repurchase our ordinary shares compared to prior year.

Debt Facilities
The following table presents a summary of our borrowing capacity and amounts outstanding as of September 25, 2021 and March 27, 2021 (in millions):

	As of
	September 25, 2021	March 27, 2021
Senior Secured Revolving Credit Facility:
Revolving Credit Facility (excluding up to a $500 million accordion feature) (1)
Total availability	$1,000	$1,000
Borrowings outstanding (2)	—	—
Letter of credit outstanding	28	27
Remaining availability	$972	$973

Term Loan Facility ($1.6 billion)
Borrowings outstanding, net of debt issuance costs (2)	$644	$865
Remaining availability	$—	$—

364 Credit Facility ($230 million)
Total availability	$—	$230
Remaining availability	$—	$230

Senior Notes due 2024
Borrowings outstanding, net of debt issuance costs and discount amortization (2)	$447	$447

Other Borrowings (3)	$53	$21

Hong Kong Uncommitted Credit Facility:
Total availability (80 million and 100 million Hong Kong Dollars)	$10	$13
Borrowings outstanding	—	—
Remaining availability (80 million and 100 million Hong Kong Dollars)	$10	$13

China Uncommitted Credit Facility:
Total availability (45 million and 100 million Chinese Yuan)	$7	$15
Borrowings outstanding	—	—
Total and remaining availability (45 million and 100 million Chinese Yuan)	$7	$15

Japan Credit Facility:
Total availability (1.0 billion Japanese Yen)	$9	$9
Borrowings outstanding (0.0 billion and 1.0 billion Japanese Yen) (4)	—	9
Remaining availability (1.0 billion and 0.0 billion Japanese Yen)	$9	$—

Versace Uncommitted Credit Facilities:
Total availability (48 million and 57 million Euro)	$56	$67
Borrowings outstanding (0 million Euro) (4)	—	—
Remaining availability (48 million and 57 million Euro)	$56	$67

Total borrowings outstanding (1)	$1,144	$1,342
Total remaining availability	$1,054	$1,298

(1)The financial covenant in our 2018 Credit Facility requiring us to maintain a ratio of the sum of total indebtedness plus the capitalized amount of all operating lease obligations for the last four fiscal quarters to Consolidated EBITDAR of no greater than 3.75 to 1.00 had been waived through the fiscal quarter ending June 26, 2021. On May 26, 2021 (the "Election Date"), the company delivered to the administrative agent the certificate required to terminate the Applicable Period. Effective as of the Election Date, the Company is required to comply with the quarterly maximum net leverage ratio test of 4.00 to 1.00. As of September 25, 2021 and March 27, 2021, we were in compliance with all covenants related to our agreements then in effect governing our debt. See Note 9 to the accompanying consolidated financial statements for additional information.
(2)Recorded as long-term debt in our consolidated balance sheets as of September 25, 2021 and March 27, 2021, except for the current portion of $97 million outstanding under the 2018 Term Loan Facility, which was recorded within short-term debt in our consolidated balance sheets at March 27, 2021.
(3)The balance as of September 25, 2021 consists of $31 million related to our supplier financing program recorded within short-term debt in our consolidated balance sheets, $19 million related to the sale of certain Versace tax receivables, with $9 million and $10 million, respectively, was recorded within short-term debt and long-term debt in our consolidated balance sheets and $3 million of other loans recorded as long-term debt in our consolidated balance sheets. The balance as of March 27, 2021 consists of $17 million related to our supplier finance program recorded within short-term debt in our consolidated balance sheets and $4 million of other loans recorded as long-term debt in our consolidated balance sheets.
(4)Recorded as short-term debt in our consolidated balance sheets as of March 27, 2021.
We believe that our 2018 Credit Facility is adequately diversified with no undue concentration in any one financial institution. As of September 25, 2021, there were 25 financial institutions participating in the facility, with none maintaining a maximum commitment percentage in excess of 10%. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the 2018 Credit Facility.
See Note 9 in the accompanying financial statements and Note 12 in our Fiscal 2021 Annual Report on Form 10-K for detailed information relating to our credit facilities and debt obligations.
Share Repurchase Program
The following table presents our ordinary share repurchases during the six months ended September 25, 2021 and September 26, 2020 (dollars in millions):

	Six Months Ended
	September 25, 2021	September 26, 2020
Cost of shares repurchased under share repurchase program	$150	$—
Fair value of shares withheld to cover tax obligations for vested restricted share awards	10	1
Total cost of treasury shares repurchased	$160	$1

Shares repurchased under share repurchase program	2,712,275	—
Shares withheld to cover tax withholding obligations	193,322	47,635
	2,905,597	47,635

During the first quarter of Fiscal 2022, we reinstated our $500 million share repurchase program, which was previously suspended during the first quarter of Fiscal 2021 in response to the impact of the COVID-19 pandemic and the provisions of the Second Amendment of the 2018 Credit Facility. See Note 9 in the accompanying financial statements for additional information.

On November 3, 2021, we announced that our Board of Directors has terminated our existing $500 million share repurchase program, with $250 million of availability remaining, and authorized a new share repurchase program pursuant to which we may, from time to time, repurchase up to $1.0 billion of our outstanding ordinary shares within a period of two years from the effective date of the program. Share repurchases may be made in open market or privately negotiated transactions, subject to market conditions, applicable legal requirements, trading restrictions under our insider trading policy and other relevant factors. The program may be suspended or discontinued at any time.

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
Off-Balance Sheet Arrangements
We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. Our off-balance sheet commitments relating to our outstanding letters of credit were $34 million at September 25, 2021, including $6 million in letters of credit issued outside of the 2018 Credit Facility. In addition, as of September 25, 2021, bank guarantees of approximately $35 million were supported by our various credit facilities. We do not have any other off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.
Recent Accounting Pronouncements
See Note 2 to the accompanying interim consolidated financial statements for recently issued accounting standards, which may have an impact on our financial statements and/or disclosures upon adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks during the normal course of our business, such as risk arising from fluctuations in foreign currency exchange rates, as well as fluctuations in interest rates. In order to manage these risks, we employ certain strategies to mitigate the effect of these fluctuations. We enter into foreign currency forward contracts to manage our foreign currency exposure to the fluctuations of certain foreign currencies. The use of these instruments primarily help to manage our exposure to our foreign purchase commitments and better control our product costs. We do not use derivatives for trading or speculative purposes.
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
We perform a sensitivity analysis on our forward currency contracts, both designated and not designated as hedges for accounting purposes, to determine the effects of fluctuations in foreign currency exchange rates. For this sensitivity analysis, we assume a hypothetical change in U.S. Dollar against foreign exchange rates. Based on all foreign currency exchange contracts outstanding as of September 25, 2021, a 10% appreciation or devaluation of the U.S. Dollar compared to the level of foreign currency exchange rates for currencies under contract as of September 25, 2021, would result in a net increase and decrease, respectively, of approximately $14 million in the fair value of these contracts.
Net Investment Hedge
We are exposed to adverse foreign currency exchange rate movements related to our net investment hedges. As of September 25, 2021, we have multiple fixed to fixed cross-currency swap agreements with aggregate notional amounts of $4 billion to hedge our net investment in Euro-denominated subsidiaries and $194 million to hedge our net investments in Japanese Yen-denominated subsidiaries against future volatility in the exchange rates between the U.S. Dollar and this currency. Under the term of these contracts, we will exchange the semi-annual fixed rate payments on U.S. denominated debt for fixed rate payments of 0% to 4.457% in Euros and 0% to 3.588% in Japanese Yen. Based on the net investment hedges outstanding as of September 25, 2021, a 10% appreciation or devaluation of the U.S. Dollar compared to the level of foreign currency exchange rates for currencies under contract as of September 25, 2021, would result in a potential net increase or decrease upon settlement of approximately $543 million in the fair value of this contract, which include mandatory early termination dates between February 2024 and February 2026, while the remaining contracts have maturity dates between March 2024 and August 2050. Certain of these contracts are supported by a credit support annex ("CSA") which provides for collateral exchange with the earliest effective date being May 2023. If the outstanding position of a contract exceeds a certain threshold governed by the aforementioned CSA's, either party is required to post cash collateral.
Interest Rate Risk
We are exposed to interest rate risk in relation to borrowings outstanding under our 2018 Term Loan Facility, our Credit Facility, our Hong Kong Credit Facility, our Japan Credit Facility and our Versace Credit Facilities. Our 2018 Term Loan Facility carries interest at a rate that is based on LIBOR. Our 2018 Credit Facility carries interest rates that are tied to LIBOR and the prime rate, among other institutional lending rates (depending on the particular origination of borrowing), as further described in Note 9 to the accompanying consolidated financial statements. Our Hong Kong Credit Facility carries interest at a rate that is tied to the Hong Kong Interbank Offered Rate. Our China Credit Facility carries interest at a rate that is tied to the People’s Bank of China’s Benchmark lending rate. Our Japan Credit Facility carries interest at a rate posted by the Mitsubishi UFJ Financial Group. Our Versace Credit Facility carries interest at a rate set by the bank on the date of borrowing that is tied to the European Central Bank. Therefore, our statements of operations and comprehensive income (loss) and cash flows are exposed to changes in those interest rates. At September 25, 2021, we had no borrowings outstanding under our Revolving Credit Facility, $644 million, net of debt issuance costs, outstanding under our 2018 Term Loan Facility and no borrowings outstanding under our Versace Credit Facilities. At March 27, 2021, we had no borrowings outstanding under our Revolving Credit Facility, $865 million, net of debt issuance costs, outstanding under our 2018 Term Loan Facility and no borrowings outstanding under our Versace Credit Facility. These balances are not indicative of future balances that may be outstanding under our revolving credit facilities that may be subject to fluctuations in interest rates. Any increases in the applicable interest rate(s) would cause an increase to the interest expense relative to any outstanding balance at that date.
Credit Risk
Our $450 million Senior Notes, due in 2024, bear interest at a fixed rate equal to 4.500% per year, payable semi-annually. Our Senior Notes interest rate payable may be subject to adjustments from time to time if either Moody’s or S&P (or a substitute rating agency), downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the Senior Notes.
On an overall basis, our exposure to market risk has not significantly changed from what we reported in our Annual Report on Form 10-K. The COVID-19 pandemic does present new and emerging uncertainty to the financial markets. See Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 27, 2021 for additional information.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) as of September 25, 2021. This evaluation was performed based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), the 2013 Framework. Based on this assessment, our CEO and CFO concluded that our disclosure controls and procedures as of September 25, 2021 are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 25, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
During the first quarter of Fiscal 2022, the Company reinstated its $500 million share repurchase program, which was previously suspended in response to the impact of the COVID-19 pandemic. The Company also has in place a “withhold to cover” repurchase program, which allows the Company to withhold ordinary shares from certain executive officers and directors to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards.
The following table provides information of the Company’s ordinary shares repurchased or withheld during the three months ended September 25, 2021:

	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Dollar Value of Shares That May Be Purchased Under the Programs (in millions)
June 27 – July 24	—	$—	—	$350
July 25 – August 21	593,275	$53.86	567,023	$319
August 22 – September 25	1,224,172	$56.65	1,224,172	$250
	1,817,447		1,791,195

ITEM 6. EXHIBITS
a. Exhibits
Please refer to the accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 3, 2021.

CAPRI HOLDINGS LIMITED

By:	/s/ John D. Idol
Name:	John D. Idol
Title:	Chairman & Chief Executive Officer

By:	/s/ Thomas J. Edwards, Jr.
Name:	Thomas J. Edwards, Jr.
Title:	Executive Vice President, Chief Financial Officer and Chief Operating Officer

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Fourth Amended and Restated Employment Agreement, dated as of August 24, 2021, by and among Capri Holdings Limited, Michael Kors (USA), Inc. and John D. Idol.

10.2	Employment Agreement, dated as of August 24, 2021, by and among Capri Holdings Limited, Michael Kors (USA), Inc. and Joshua Schulman.

10.3
Suspension of Rights Agreement, dated as of September 23, 2021, to the Third Amended and Restated Credit Agreement, dated as of November 15, 2018 (as amended by the First Amendment to Third Amended and Restated Credit Agreement, dated as of March 20, 2020 and the Second Amendment to Third Amended and Restated Credit Agreement and First Amendment to Third Amended and Restated Guarantee Agreement, dated as of June 25, 2020, the “Credit Agreement”) among, Michael Kors (USA), Inc., Capri Holdings Limited, the Foreign Subsidiary Borrowers party to the Credit Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, the Lenders thereto and the other parties party thereto.

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

101.1
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 25, 2021 formatted in Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.