Form 10-Q
period 2021-12-25
Capri Holdings Ltd
filed 2022-02-02
CIK 1530721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 25, 2021
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
As of January 26, 2022, Capri Holdings Limited had 147,615,288 ordinary shares outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	December 25, 2021	March 27, 2021
Assets
Current assets
Cash and cash equivalents	$261	$232
Receivables, net	449	373
Inventories, net	978	736
Prepaid expenses and other current assets	384	205
Total current assets	2,072	1,546
Property and equipment, net	460	485
Operating lease right-of-use assets	1,401	1,504
Intangible assets, net	1,895	1,992
Goodwill	1,447	1,498
Deferred tax assets	178	278
Other assets	227	178
Total assets	$7,680	$7,481
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$593	$512
Accrued payroll and payroll related expenses	149	116
Accrued income taxes	166	126
Short-term operating lease liabilities	437	447
Short-term debt	26	123
Accrued expenses and other current liabilities	381	297
Total current liabilities	1,752	1,621
Long-term operating lease liabilities	1,503	1,657
Deferred tax liabilities	443	397
Long-term debt	976	1,219
Other long-term liabilities	231	430
Total liabilities	4,905	5,324
Commitments and contingencies (Note 10)
Shareholders’ equity
Ordinary shares, no par value; 650,000,000 shares authorized; 221,322,510 shares issued and 147,252,018 outstanding at December 25, 2021; 219,222,937 shares issued and 151,280,011 outstanding at March 27, 2021	—	—
Treasury shares, at cost (74,070,492 shares at December 25, 2021 and 67,942,926 shares at March 27, 2021)	(3,686)	(3,326)
Additional paid-in capital	1,238	1,158
Accumulated other comprehensive income	213	56
Retained earnings	5,011	4,270
Total shareholders’ equity of Capri	2,776	2,158
Noncontrolling interest	(1)	(1)
Total shareholders’ equity	2,775	2,157
Total liabilities and shareholders’ equity	$7,680	$7,481

See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 25, 2021	December 26, 2020	December 25, 2021	December 26, 2020
Total revenue	$1,609	$1,302	$4,162	$2,863
Cost of goods sold	561	454	1,374	1,003
Gross profit	1,048	848	2,788	1,860
Selling, general and administrative expenses	656	538	1,800	1,414
Depreciation and amortization	47	52	146	160
Impairment of assets	—	90	33	110
Restructuring and other charges	14	1	25	18
Total operating expenses	717	681	2,004	1,702
Income from operations	331	167	784	158
Other income, net	—	(3)	(2)	(4)
Interest (income) expense, net	(7)	10	(11)	39
Foreign currency (gain) loss	(4)	(13)	1	(16)
Income before income taxes	342	173	796	139
Provision for (benefit from) income taxes	19	(5)	54	20
Net income	323	178	742	119
Less: Net income (loss) attributable to noncontrolling interest	1	(1)	1	(2)
Net income attributable to Capri	$322	$179	$741	$121

Weighted average ordinary shares outstanding:
Basic	149,717,485	150,661,252	150,975,773	150,236,612
Diluted	152,375,294	151,958,057	153,834,120	151,417,457
Net income per ordinary share attributable to Capri:
Basic	$2.15	$1.19	$4.91	$0.80
Diluted	$2.11	$1.18	$4.82	$0.80

Statements of Comprehensive Income:
Net income	$323	$178	$742	$119
Foreign currency translation adjustments	34	(27)	147	26
Net gain (loss) on derivatives	5	(7)	9	(10)
Comprehensive income	362	144	898	135
Less: Net income (loss) attributable to noncontrolling interest	1	(1)	1	(2)
Less: Foreign currency translation adjustments attributable to noncontrolling interest	—	—	(1)	—
Comprehensive income attributable to Capri	$361	$145	$898	$137

See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except share data which is in thousands)
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Income	Retained Earnings	Total Equity of Capri	Non-controlling Interest	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at September 25, 2021	221,296	$—	$1,225	(70,849)	$(3,486)	$174	$4,689	$2,602	$(2)	$2,600
Net income	—	—	—	—	—	—	322	322	1	323
Other comprehensive income	—	—	—	—	—	39	—	39	—	39
Total comprehensive income	—	—	—	—	—	—	—	361	1	362
Vesting of restricted awards, net of forfeitures	27	—	—	—	—	—	—	—	—	—
Exercise of employee share options	—	—	—	—	—	—	—	—	—	—
Share based compensation expense	—	—	13	—	—	—	—	13	—	13
Repurchase of ordinary shares	—	—	—	(3,222)	(200)	—	—	(200)	—	(200)
Balance at December 25, 2021	221,323	$—	$1,238	(74,071)	$(3,686)	$213	$5,011	$2,776	$(1)	$2,775

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Income	Retained Earnings	Total Equity of Capri	Non-controlling Interest	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at March 27, 2021	219,223	$—	$1,158	(67,943)	$(3,326)	$56	$4,270	$2,158	$(1)	$2,157
Net income	—	—	—	—	—	—	741	741	1	742
Other comprehensive income (loss)	—	—	—	—	—	157	—	157	(1)	156
Total comprehensive income	—	—	—	—	—	—	—	898	—	898
Vesting of restricted awards, net of forfeitures	1,817	—	—	—	—	—	—	—	—	—
Exercise of employee share options	283	—	11	—	—	—	—	11	—	11
Share based compensation expense	—	—	69	—	—	—	—	69	—	69
Repurchase of ordinary shares	—	—	—	(6,128)	(360)	—	—	(360)	—	(360)
Balance at December 25, 2021	221,323	$—	$1,238	(74,071)	$(3,686)	$213	$5,011	$2,776	$(1)	$2,775

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except share data which is in thousands)
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity of Capri	Non-controlling Interest	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at September 26, 2020	218,563	$—	$1,126	(67,942)	$(3,326)	$125	$4,274	$2,199	$—	$2,199
Net income (loss)	—	—	—	—	—	—	179	179	(1)	178
Other comprehensive loss	—	—	—	—	—	(34)	—	(34)	—	(34)
Total comprehensive income (loss)	—	—	—	—	—	—	—	145	(1)	144
Vesting of restricted awards, net of forfeitures	41	—	—	—	—	—	—	—	—	—
Exercise of employee share options	21	—	—	—	—	—	—	—	—	—
Share based compensation expense	—	—	12	—	—	—	—	12	—	12
Repurchase of ordinary shares	—	—	—	(1)	—	—	—	—	—	—
Balance at December 26, 2020	218,625	$—	$1,138	(67,943)	$(3,326)	$91	$4,453	$2,356	$(1)	$2,355

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Income	Retained Earnings	Total Equity of Capri	Non-controlling Interest	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at March 28, 2020	217,320	$—	$1,085	(67,894)	$(3,325)	$75	$4,332	$2,167	$1	$2,168
Net income (loss)	—	—	—	—	—	—	121	121	(2)	119
Other comprehensive income	—	—	—	—	—	16	—	16	—	16
Total comprehensive income (loss)	—	—	—	—	—	—	—	137	(2)	135
Vesting of restricted awards, net of forfeitures	1,037	—	—	—	—	—	—	—	—	—
Exercise of employee share options	268	—	—	—	—	—	—	—	—	—
Share based compensation expense	—	—	53	—	—	—	—	53	—	53
Repurchase of ordinary shares	—	—	—	(49)	(1)	—	—	(1)	—	(1)
Balance at December 26, 2020	218,625	$—	$1,138	(67,943)	$(3,326)	$91	$4,453	$2,356	$(1)	$2,355

See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	December 25, 2021	December 26, 2020
Cash flows from operating activities
Net income	$742	$119
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	146	160
Share based compensation expense	69	53
Deferred income taxes	78	(37)
Impairment of assets	43	113
Changes to lease related balances, net	(95)	(86)
Tax (benefit) expense on exercise of share options	(3)	5
Amortization of deferred financing costs	5	4
Foreign currency gains	(7)	(16)
Credit losses	2	(5)
Change in assets and liabilities:
Receivables, net	(84)	(43)
Inventories, net	(257)	99
Prepaid expenses and other current assets	(204)	67
Accounts payable	94	34
Accrued expenses and other current liabilities	165	80
Other long-term assets and liabilities	19	(2)
Net cash provided by operating activities	713	545
Cash flows from investing activities
Capital expenditures	(85)	(85)
Cash paid for asset acquisitions	—	(12)
Settlement of net investment hedges	59	—
Net cash used in investing activities	(26)	(97)
Cash flows from financing activities
Debt borrowings	501	2,276
Debt repayments	(846)	(3,074)
Debt issuance costs	—	(4)
Repurchase of ordinary shares	(360)	(1)
Exercise of employee share options	11	—
Other financing activities	31	—
Net cash used in financing activities	(663)	(803)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	6	(8)
Net increase (decrease) in cash, cash equivalents and restricted cash	30	(363)
Beginning of period	234	592
End of period	$264	$229
Supplemental disclosures of cash flow information
Cash paid for interest	$35	$46
Net cash paid (received) for income taxes	$49	$(33)
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$24	$18
See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Business and Basis of Presentation
Capri Holdings Limited (“Capri”, and together with its subsidiaries, the “Company”) was incorporated in the British Virgin Islands (“BVI”) on December 13, 2002. The Company is a holding company that owns brands that are leading designers, marketers, distributors and retailers of branded women’s and men’s accessories, footwear and ready-to-wear bearing the Versace, Jimmy Choo and Michael Kors tradenames and related trademarks and logos. The Company operates in three reportable segments: Versace, Jimmy Choo and Michael Kors. See Note 16 for additional information.
The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned or controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The interim consolidated financial statements as of December 25, 2021 and for the three and nine months ended December 25, 2021 and December 26, 2020 are unaudited. The Company consolidates the results of its Versace business on a one-month lag, as consistent with prior periods. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with U.S. GAAP. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended March 27, 2021, as filed with the Securities and Exchange Commission on May 26, 2021, in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full fiscal year.

The Company utilizes a 52- to 53-week fiscal year and the term “Fiscal Year” or “Fiscal” refers to that 52- or 53-week period. The results for the three and nine months ended December 25, 2021 and December 26, 2020 are based on 13-week and 39-week periods, respectively. The Company’s Fiscal Year 2022 is a 53-week period ending April 2, 2022.

2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to use judgment and make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. The most significant assumptions and estimates involved in preparing the financial statements include allowances for customer deductions, sales returns, sales discounts, credit losses, estimates of inventory net realizable value, the valuation of share-based compensation, the valuation of deferred taxes, goodwill, intangible assets, operating lease right-of-use assets and property and equipment, along with the estimated useful lives assigned to these assets. Actual results could differ from those estimates.
Seasonality
The Company experiences certain effects of seasonality with respect to its business. The Company generally experiences greater sales during its third fiscal quarter, primarily driven by holiday season sales, and the lowest sales during its first fiscal quarter.
COVID-19 Related Government Assistance and Subsidies
During the three and nine months ended December 25, 2021, the Company recorded $2 million and $9 million, respectively, related to government assistance and subsidies. During the three and nine months ended and December 26, 2020, the Company recorded $5 million and $28 million, respectively, related to government assistance and subsidies. These amounts mostly relate to rent support and payroll expense and were primarily recorded as a reduction of selling, general and administrative expenses.

Cash, Cash Equivalents and Restricted Cash
All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Included in the Company’s cash and cash equivalents as of December 25, 2021 and March 27, 2021 are credit card receivables of $44 million and $25 million, respectively, which generally settle within two to three business days.
A reconciliation of cash, cash equivalents and restricted cash as of December 25, 2021 and March 27, 2021 from the consolidated balance sheets to the consolidated statements of cash flows is as follows (in millions):

	December 25, 2021	March 27, 2021
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$261	$232
Restricted cash included within prepaid expenses and other current assets	3	2
Total cash, cash equivalents and restricted cash shown on the consolidated statements of cash flows	$264	$234
Inventories, net
Inventories primarily consist of finished goods with the exception of raw materials and work in process inventory. The combined total of raw materials and work in process inventory, net, recorded on the Company’s consolidated balance sheets was $28 million as of December 25, 2021 and March 27, 2021.
The net realizable value of the Company’s inventory as of December 25, 2021 and March 27, 2021 includes the adverse impacts associated with the COVID-19 pandemic.
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

Net Investment Hedges
The Company also uses fixed-to-fixed cross currency swap agreements to hedge its net investments in foreign operations against future volatility in the exchange rates between the U.S. Dollars and the associated foreign currencies. The Company has elected the spot method of designating these contracts under ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”, and has designated these contracts as net investment hedges. The net gain or loss on the net investment hedge is reported within foreign currency translation gains and losses (“CTA”), as a component of accumulated other comprehensive income on the Company’s consolidated balance sheets. Interest accruals and coupon payments are recognized directly in interest (income) expense, net, in the Company’s consolidated statements of operations and comprehensive income. Upon discontinuation of a hedge, all previously recognized amounts remain in CTA until the net investment is sold, diluted or liquidated.
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
During the third quarter of Fiscal 2022, the Company terminated its only interest rate swap. As a result, the Company recognized a $1 million gain within interest (income) expense, net, in the Company’s consolidated statements of operations and comprehensive income.
Leases

The Company leases retail stores, office space and warehouse space under operating lease agreements that expire at various dates through September 2043. The Company’s leases generally have terms of up to 10 years, generally require a fixed annual rent and may require the payment of additional rent if store sales exceed a negotiated amount. Although most of the Company’s equipment is owned, the Company has limited equipment leases that expire on various dates through December 2025. The Company acts as sublessor in certain leasing arrangements, primarily related to closed stores under its restructuring activities. Fixed sublease payments received are recognized on a straight-line basis over the sublease term. The Company determines the sublease term based on the date it provides possession to the subtenant through the expiration date of the sublease.

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

The Company’s leases generally provide for payments of non-lease components, such as common area maintenance, real estate taxes and other costs associated with the leased property. The Company accounts for lease and non-lease components of its real estate leases together as a single lease component and, as such, includes fixed payments of non-lease components in the measurement of the operating lease right-of-use assets and lease liabilities for its real estate leases. Variable lease payments, such as percentage rentals based on sales, periodic adjustments for inflation, reimbursement of real estate taxes, any variable common area maintenance and any other variable costs associated with the leased property are expensed as incurred as variable lease costs and are not recorded on the balance sheet. The Company’s lease agreements do not contain any material residual value guarantees, material restrictions or covenants.

The following table presents the Company’s supplemental cash flow information related to leases (in millions):

	Nine Months Ended
	December 25, 2021	December 26, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases (1)	$413	$341

(1)Operating cash flows used in operating leases for the nine months ended December 25, 2021 and December 26, 2020 excluded $1 million and $41 million, respectively, of deferred rent payments due to the COVID-19 pandemic.
During the three and nine months ended December 25, 2021, the Company recorded sublease income of $2 million and $6 million, respectively, within restructuring and other charges for stores relating to our restructuring plan and selling, general and administrative expenses for all other locations. During the three and nine months ended December 26, 2020, the Company recorded sublease income of $1 million and $4 million, respectively, within restructuring and other charges for stores relating to our restructuring plan and selling, general and administrative expenses for all other locations. During the three and nine months ended December 25, 2021, the Company recorded $3 million and $13 million, respectively, of rent concessions negotiated in connection with the impact of COVID-19 as if it were contemplated as part of the existing contract. During the three and nine months ended December 26, 2020, the Company recorded $13 million and $37 million, respectively, of rent concessions negotiated in connection with the impact of COVID-19 as if it were contemplated as part of the existing contract. The aforementioned rent concessions were recorded as a reduction to variable lease expense within selling, general and administrative expenses.
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
The components of the calculation of basic net income per ordinary share and diluted net income per ordinary share are as follows (in millions, except share and per share data):

	Three Months Ended		Nine Months Ended
	December 25, 2021	December 26, 2020	December 25, 2021	December 26, 2020
Numerator:
Net income attributable to Capri	$322	$179	$741	$121
Denominator:
Basic weighted average shares	149,717,485	150,661,252	150,975,773	150,236,612
Weighted average dilutive share equivalents:
Share options and restricted shares/units, and performance restricted share units	2,657,809	1,296,805	2,858,347	1,180,845
Diluted weighted average shares	152,375,294	151,958,057	153,834,120	151,417,457

Basic net income per share (1)	$2.15	$1.19	$4.91	$0.80
Diluted net income per share (1)	$2.11	$1.18	$4.82	$0.80

(1)Basic and diluted net income per share are calculated using unrounded numbers.

During the three and nine months ended December 25, 2021, share equivalents of 208,168 shares and 411,394 shares, respectively, have been excluded from the above calculations due to their anti-dilutive effect. Share equivalents of 4,269,343 shares and 4,540,029 shares have been excluded from the above calculations for the three and nine months ended December 26, 2020, respectively, due to their anti-dilutive effect.
See Note 2 in the Company’s Annual Report on Form 10-K for the fiscal year ended March 27, 2021 for a complete disclosure of the Company’s significant accounting policies.
Recently Adopted Accounting Pronouncements
Government Assistance Disclosures
In November 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-10, “Disclosures by Business Entities about Government Assistance”, which requires all business entities provide annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. These disclosures include providing the nature of the transactions and the related accounting policy used to account for the transactions, the amounts and financial statement line items impacted by these transactions, and the significant terms and conditions of these transactions, including commitments and contingencies related to such transactions. ASU 2021-10 is effective for the Company beginning in its Fiscal 2023 with early adoption permitted. The Company early adopted ASU 2021-10 during the third quarter of Fiscal 2022 and will continue to utilize the grant accounting model.
Recently Issued Accounting Pronouncements
The Company has considered all new accounting pronouncements and, other than the recent pronouncement discussed below, has concluded that there are no new pronouncements that may have a material impact on the Company’s results of operations, financial condition or cash flows based on current information.
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting” and in January 2021, issued ASU 2021-01, “Reference Rate Reform: Scope”. Both of these updates aim to ease the potential burden in accounting for reference rate reform. These updates provide optional expedients and exceptions, if certain criteria are met, for applying accounting principles generally accepted in the United States to contract modifications, hedging relationships and other transactions affected by the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). The amendments were effective upon issuance and allow companies to adopt the amendments on a prospective basis through December 31, 2022. The Company has not applied this ASU to any contract modifications or new hedging relationships in the current year. As of December 25, 2021, the Company’s outstanding borrowings under the 2018 Term Loan Facility of $495 million and the total availability of $1 billion under the 2018 Revolving Credit Facility are both indexed to LIBOR. As such, these agreements are likely to be impacted by these ASUs upon adoption.

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
Gift Cards. The Company sells gift cards that can be redeemed for merchandise, resulting in a contract liability upon issuance. Revenue is recognized when the gift card is redeemed or upon “breakage” for the estimated portion of gift cards that are not expected to be redeemed. “Breakage” revenue is calculated under the proportional redemption methodology, which considers the historical patterns of redemption in jurisdictions where the Company is not required to remit the value of the unredeemed gift cards as unclaimed property. The contract liability related to gift cards, net of estimated “breakage”, of $15 million and $12 million as of December 25, 2021 and March 27, 2021, respectively, is included within accrued expenses and other current liabilities in the Company’s consolidated balance sheet.
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
As of December 25, 2021, contractually guaranteed minimum fees from the Company’s license agreements expected to be recognized as revenue during future periods were as follows (in millions):

Contractually Guaranteed Minimum Fees
Remainder of Fiscal 2022	$7
Fiscal 2023	29
Fiscal 2024	26
Fiscal 2025	23
Fiscal 2026	23
Fiscal 2027 and thereafter	73
Total	$181
Sales Returns
The refund liability recorded as of December 25, 2021 was $65 million, and the related asset for the right to recover returned product as of December 25, 2021 was $19 million. The refund liability recorded as of March 27, 2021 was $46 million, and the related asset for the right to recover returned product as of March 27, 2021 was $14 million.

Contract Balances
Total contract liabilities were $21 million and $18 million as of December 25, 2021 and March 27, 2021, respectively. For the three and nine months ended December 25, 2021, the Company recognized $1 million and $9 million, respectively, in revenue which related to contract liabilities that existed at March 27, 2021. For the three and nine months ended December 26, 2020, the Company recognized $2 million and $7 million, respectively, in revenue which related to contract liabilities that existed at March 28, 2020. There were no material contract assets recorded as of December 25, 2021 and March 27, 2021.
There were no changes in historical variable consideration estimates that were materially different from actual results.
Disaggregation of Revenue
The following table presents the Company’s segment revenue disaggregated by geographic location (in millions):

	Three Months Ended		Nine Months Ended
	December 25, 2021	December 26, 2020	December 25, 2021	December 26, 2020
Versace revenue - the Americas	$89	$57	$283	$132
Versace revenue - EMEA	99	76	304	183
Versace revenue - Asia	63	62	186	168
Total Versace	251	195	773	483

Jimmy Choo revenue - the Americas	51	32	127	71
Jimmy Choo revenue - EMEA	69	40	175	102
Jimmy Choo revenue - Asia	58	49	155	121
Total Jimmy Choo	178	121	457	294

Michael Kors revenue - the Americas	814	671	1,960	1,321
Michael Kors revenue - EMEA	237	183	616	447
Michael Kors revenue - Asia	129	132	356	318
Total Michael Kors	1,180	986	2,932	2,086

Total revenue - the Americas	954	760	2,370	1,524
Total revenue - EMEA	405	299	1,095	732
Total revenue - Asia	250	243	697	607
Total revenue	$1,609	$1,302	$4,162	$2,863
See Note 3 in the Company’s Annual Report on Form 10-K for the fiscal year ended March 27, 2021 for a complete disclosure of the Company’s revenue recognition policy.

4. Receivables, net
Receivables, net, consist of (in millions):

	December 25, 2021	March 27, 2021
Trade receivables (1)	$457	$412
Receivables due from licensees	37	20
	494	432
Less: allowances	(45)	(59)
Total receivables, net	$449	$373

(1)As of December 25, 2021 and March 27, 2021, $97 million and $81 million, respectively, of trade receivables were insured.

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
The Company’s allowance for credit losses is determined through analysis of periodic aging of receivables and assessments of collectability based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers and the impact of general economic conditions. The past due status of a receivable is based on its contractual terms. Amounts deemed uncollectible are written off against the allowance when it is probable the amounts will not be recovered. Allowance for credit losses was $15 million and $25 million as of December 25, 2021 and March 27, 2021, respectively, including the impact related to COVID-19. The Company had $3 million of credit losses for the three months ended December 25, 2021 and $2 million for the nine months ended December 25, 2021. The Company had credit losses of $(3) million and $(5) million for the three and nine months ended December 26, 2020, respectively.

5. Property and Equipment, net
Property and equipment, net, consists of (in millions):

	December 25, 2021	March 27, 2021
Leasehold improvements	$581	$737
Furniture and fixtures	215	350
Computer equipment and software	208	359
Equipment	82	139
Building	49	51
In-store shops	48	53
Land	19	20
Total property and equipment, gross (1)	1,202	1,709
Less: accumulated depreciation and amortization (1)	(791)	(1,271)
Subtotal	411	438
Construction-in-progress	49	47
Total property and equipment, net	$460	$485

(1)As of December 25, 2021, the Company wrote off $550 million of fully depreciated assets and related accumulated depreciation of assets no longer in use.
Depreciation and amortization of property and equipment for the three and nine months ended December 25, 2021 was $34 million and $109 million, respectively. Depreciation and amortization of property and equipment was $41 million and $125 million for the three and nine months ended December 26, 2020, respectively. The Company recorded no property and equipment impairment charges for the three months ended December 25, 2021 and $3 million for the nine months ended December 25, 2021. During the three and nine months ended December 26, 2020, the Company recorded $13 million and $15 million in property and equipment impairment charges, respectively (see Note 11 for additional information).

6. Intangible Assets and Goodwill

The following table details the carrying values of the Company’s intangible assets and goodwill (in millions):

	December 25, 2021	March 27, 2021
Definite-lived intangible assets:
Reacquired rights	$400	$400
Trademarks	23	23
Customer relationships (1)	423	437
Gross definite-lived intangible assets	846	860
Less: accumulated amortization	(218)	(184)
Net definite-lived intangible assets	628	676

Indefinite-lived intangible assets:
Jimmy Choo brand (2)	328	338
Versace brand (1)	939	978
Net indefinite-lived intangible assets	1,267	1,316

Total intangible assets, excluding goodwill	$1,895	$1,992

Goodwill (3)	$1,447	$1,498

(1)The change in the carrying value since March 27, 2021 reflects the impact of foreign currency translation.
(2)Includes accumulated impairment of $249 million as of December 25, 2021 and March 27, 2021. The change in the carrying value since March 27, 2021 reflects the impact of foreign currency translation.
(3)Includes accumulated impairment of $265 million related to the Jimmy Choo reporting units as of December 25, 2021 and March 27, 2021. The change in the carrying value since March 27, 2021 reflects the impact of foreign currency translation.
Amortization expense for the Company’s definite-lived intangible assets for the three and nine months ended December 25, 2021 was $13 million and $37 million, respectively. Amortization expense for the Company’s definite-lived intangible asset for the three and nine months ended December 26, 2020 was $12 million and $35 million for the three and nine months ended December 26, 2020, respectively.

7. Current Assets and Current Liabilities
Prepaid expenses and other current assets consist of the following (in millions):

	December 25, 2021	March 27, 2021
Prepaid taxes	$281	$133
Other accounts receivables	18	13
Prepaid contracts	16	11
Interest receivable related to net investment hedges	7	12
Other	62	36
Total prepaid expenses and other current assets	$384	$205

Accrued expenses and other current liabilities consist of the following (in millions):

	December 25, 2021	March 27, 2021
Other taxes payable	$88	$46
Return liabilities	65	46
Accrued capital expenditures	24	17
Accrued rent (1)	22	20
Accrued advertising and marketing	20	11
Professional services	16	13
Gift cards and retail store credits	16	12
Accrued litigation	14	12
Accrued purchases and samples	9	8
Accrued interest	4	10
Restructuring liability	4	9
Charitable donations (2)	—	20
Other	99	73
Total accrued expenses and other current liabilities	$381	$297

(1)The accrued rent balance relates to variable lease payments.
(2)The charitable donations balance relates to a $20 million unconditional pledge to The Capri Holdings Foundation for the Advancement of Diversity in Fashion as of March 27, 2021 which was funded during the second quarter ended September 25, 2021.

8. Restructuring and Other Charges
Capri Retail Store Optimization Program
As previously announced, the Company intends to close approximately 170 of its retail stores throughout Fiscal 2021 and Fiscal 2022, in connection with its Capri Retail Store Optimization Program in order to improve the profitability of its retail store fleet. In addition, the Company has reassessed the total cost of the plan and now expects to incur approximately $25 million of one-time costs related to this program, including lease termination and other store closure costs, the majority of which are expected to result in future cash expenditures.
During the three and nine months ended December 25, 2021, the Company closed 13 and 39 of its retail stores, respectively, which have been incorporated into the Capri Retail Store Optimization Program. Net restructuring charges recorded in connection with the Capri Retail Store Optimization Program during the three and nine months ended December 25, 2021 were $10 million and $6 million, respectively. Net restructuring (gains) charges recorded in connection with the Capri Retail Store Optimization Program were $(4) million and $1 million, during the three and nine months ended December 26, 2020, respectively. The below table presents a roll forward of the Company’s restructuring liability related to its Capri Retail Store Optimization Program (in millions):

	Severance and benefit costs	Lease-related and other costs	Total
Balance at March 27, 2021	$—	$3	$3
Additions charged to expense (1)	1	3	4
Payments	(1)	(4)	(5)
Balance at December 25, 2021	$—	$2	$2

(1)Excludes $10 million of impairment charges related to operating lease right-of-use assets partially offset by a net credit of $8 million related to gains on certain lease terminations during the nine months ended December 25, 2021.

Other Restructuring Charges
In addition to the restructuring charges related to the Capri Retail Store Optimization Program, the Company incurred charges of $1 million and $4 million during the three and nine months ended December 25, 2021, respectively, primarily relating to closures of corporate locations. In addition to the restructuring charges related to the Capri Retail Store Optimization Program, the Company incurred charges of $2 million during the three and nine months ended December 26, 2020, respectively, primarily relating to closures of corporate locations.
Other Costs
During both three and nine months ended December 25, 2021 and December 26, 2020, the Company recorded costs of $3 million and $15 million primarily related to equity awards associated with the acquisition of Versace.

9. Debt Obligations
The following table presents the Company’s debt obligations (in millions):

	December 25, 2021	March 27, 2021
Term Loan	$497	$870
Senior Notes due 2024	450	450
Revolving Credit Facilities	20	—
Other	39	30
Total debt	1,006	1,350
Less: Unamortized debt issuance costs	3	7
Less: Unamortized discount on long-term debt	1	1
Total carrying value of debt	1,002	1,342
Less: Short-term debt	26	123
Total long-term debt	$976	$1,219
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
As of December 25, 2021, and the date these financial statements were issued, the Company was in compliance with all covenants related to the 2018 Credit Facility.
As of December 25, 2021, the Company had $20 million of borrowings outstanding under the 2018 Revolving Credit Facility and no borrowings outstanding as of March 27, 2021. In addition, stand-by letters of credit of $29 million and $27 million were outstanding as of December 25, 2021 and March 27, 2021, respectively. At December 25, 2021 and March 27, 2021, the amount available for future borrowings under the 2018 Revolving Credit Facility were $951 million and $973 million, respectively.
As of December 25, 2021, the carrying value of borrowings outstanding under the 2018 Term Loan Facility was $495 million, which was all recorded within long-term debt in its consolidated balance sheets due to prepayments made on the Term Loan during Fiscal 2022. As of March 27, 2021, the carrying value of borrowings outstanding under the 2018 Term Loan Facility was $865 million, of which $97 million was recorded within short-term debt and $768 million was recorded within long-term debt in its consolidated balance sheets.
During Fiscal 2021, the Company began offering a supplier financing program to certain suppliers as the Company continues to identify opportunities to improve liquidity. This program enables suppliers, at their sole discretion, to sell their receivables (i.e., the Company’s payment obligations to suppliers) to a financial institution on a non-recourse basis in order to be paid earlier than current payment terms provide. The Company’s obligations, including the amount due and scheduled payment dates, are not impacted by a suppliers’ decision to participate in this program. The Company does not reimburse suppliers for any costs they incur to participate in the program and their participation is voluntary. The amount outstanding under this program as of December 25, 2021 and March 27, 2021 was $18 million and $17 million, respectively, and was recorded within short-term debt in the Company’s consolidated balance sheets.
During the first quarter of Fiscal 2022, the Company's subsidiary, Versace, entered into an agreement with Banco BPM Banking Group (“the Bank”) to sell certain tax receivables to the Bank in exchange for cash. As of December 25, 2021, the outstanding balance was $18 million, with $8 million and $10 million recorded within short-term debt and long-term debt in the Company’s consolidated balance sheets, respectively.
See Note 12 to the Company’s Fiscal 2021 Annual Report on Form 10-K for additional information regarding the Company’s credit facilities and debt obligations.

10. Commitments and Contingencies
In the ordinary course of business, the Company is party to various legal proceedings and claims. Although the outcome of such claims cannot be determined with certainty, the Company believes that the outcome of all pending legal proceedings, in the aggregate, will not have a material adverse effect on its cash flow, results of operations or financial position.
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

At December 25, 2021 and March 27, 2021, the fair values of the Company’s derivative contracts were determined using broker quotations, which were calculations derived from observable market information: the applicable currency rates at the balance sheet date and those forward rates particular to the contract at inception. The Company makes no adjustments to these broker obtained quotes or prices, but assesses the credit risk of the counterparty and would adjust the provided valuations for counterparty credit risk when appropriate. The fair values of the forward contracts are included in prepaid expenses and other current assets, and in accrued expenses and other current liabilities in the consolidated balance sheets, depending on whether they represent assets or liabilities to the Company. The fair values of net investment hedges and interest rate swaps are included in other assets, and in other long-term liabilities in the consolidated balance sheets, depending on whether they represent assets or liabilities of the Company. See Note 12 for further detail.
All contracts are measured and recorded at fair value on a recurring basis and are categorized in Level 2 of the fair value hierarchy, as shown in the following table (in millions):

	Fair value at December 25, 2021 using:			Fair value at March 27, 2021 using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets:
Forward foreign currency exchange contracts	$—	$6	$—	$—	$2	$—
Net investment hedges	—	40	—	—	3	—
Undesignated derivative contracts	—	1	—	—	—	—
Total derivative assets	$—	$47	$—	$—	$5	$—

Derivative liabilities:
Forward foreign currency exchange contracts	$—	$—	$—	$—	$1	$—
Net investment hedges	—	24	—	—	263	—
Interest rate swap	—	—	—	—	1	—
Total derivative liabilities	$—	$24	$—	$—	$265	$—

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

	December 25, 2021		March 27, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior Notes due 2024	$448	$473	$447	$470
Term Loan	$495	$489	$865	$866
Revolving Credit Facilities	$20	$20	$—	$—
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

The Company recorded $10 million and $43 million in impairment charges during the three and nine months ended December 25, 2021, respectively. The Company recorded $91 million and $113 million in impairment charges during the three and nine months ended December 26, 2020, respectively. The following table details the carrying values and fair values of the Company’s assets that have been impaired during the three and nine months ended December 25, 2021 and three and nine months ended December 26, 2020 (in millions):

	Three Months Ended December 25, 2021			Nine Months Ended December 25, 2021
	Carrying Value Prior to Impairment	Fair Value	Impairment Charge (1)	Carrying Value Prior to Impairment	Fair Value	Impairment Charge (1)
Operating Lease Right-of-Use Assets	$10	$—	$10	$93	$53	$40
Property and Equipment	—	—	—	4	1	3
Total	$10	$—	$10	$97	$54	$43

	Three Months Ended December 26, 2020			Nine Months Ended December 26, 2020
	Carrying Value Prior to Impairment	Fair Value	Impairment Charge (1)	Carrying Value Prior to Impairment	Fair Value	Impairment Charge (1)
Operating Lease Right-of-Use Assets	$284	$206	$78	$321	$223	$98
Property and Equipment	17	4	13	21	6	15
Total	$301	$210	$91	$342	$229	$113

(1)     Includes $10 million of impairment charges that were recorded within restructuring and other charges related to the Capri Retail Store Optimization Program for both the three and nine months ended December 25, 2021. Includes $1 million and $3 million of impairment charges that were recorded within restructuring and other charges related to the Capri Retail Store Optimization Program during the three and nine months ended December 26, 2020, respectively.

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
Net Investment Hedges
During the first quarter of Fiscal 2022, the Company modified multiple fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $2.875 billion to hedge its net investment in Euro denominated subsidiaries (“First Quarter Modifications”).
During the third quarter of Fiscal 2022, the Company modified multiple fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $1.5 billion. The modification of these hedges resulted in the Company receiving $59 million in cash during the third quarter of Fiscal 2022. This amount is classified within investing activities in the Company’s consolidated statements of cash flows.

Certain of these contracts are supported by a credit support annex (“CSA”) which provides for collateral exchange with the earliest effective date being November 2023. If the outstanding position of a contract exceeds a certain threshold governed by the aforementioned CSA’s, either party is required to post cash collateral. Due to an other-than-insignificant financing element for certain of First Quarter Modifications, the net interest cash inflows of $31 million during the nine months ended December 25, 2021 related to these contracts are classified as financing activities in the Company’s consolidated statements of cash flows.
As of December 25, 2021, the Company had multiple fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $4 billion to hedge its net investment in Euro denominated subsidiaries and $194 million to hedge its net investment in Japanese Yen denominated subsidiaries against future volatility in the exchange rates between the U.S. Dollar and these currencies. Under the terms of these contracts, the Company will exchange the semi-annual fixed rate payments on U.S. denominated debt for fixed rate payments of 0% to 4.457% in Euros and 0% to 3.408% in Japanese Yen. Certain of these contracts include mandatory early termination dates between August 2025 and February 2026, while the remaining contracts have maturity dates between May 2024 and February 2051. These contracts have been designated as net investment hedges.
When a cross-currency swap is used as a hedging instrument in a net investment hedge assessed under the spot method, the cross-currency basis spread is excluded from the assessment of hedge effectiveness and is recognized as a reduction in interest expense in the Company’s consolidated statements of operations and comprehensive income. Accordingly, the Company recorded interest income of $17 million and $44 million during the three and nine months ended December 25, 2021, respectively. Additionally, the Company recorded interest income of $6 million and $8 million during the three and nine months ended December 26, 2020, respectively. This change from prior year is primarily due to the Company having higher average notional amounts outstanding on these hedges during the current period.
Interest Rate Swap
The Company had an interest rate swap with an initial notional amount of $500 million that would have decreased to $350 million in April 2022. The swap was designated as a cash flow hedge designed to mitigate the impact of adverse interest rate fluctuations for a portion of the Company’s variable-rate debt equal to the notional amount of the swap. The interest rate swap converted the one-month adjusted LIBOR interest rate on these borrowings to a fixed interest rate of 0.237% through the date of termination.
When an interest rate swap agreement qualifies for hedge accounting as a cash flow hedge, the changes in the fair value are recorded in equity as a component of accumulated other comprehensive income and are reclassified into interest expense in the same period during which the hedged transactions affect earnings. During the three and nine months ended December 25, 2021 and December 26, 2020, the Company recorded an immaterial amount of net interest expense related to this agreement.
During the third quarter of Fiscal 2022, the Company terminated its only interest rate swap. As a result, the Company recognized a $1 million gain within interest (income) expense, net, within the Company’s consolidated statements of operations and comprehensive income.

The following table details the fair value of the Company’s derivative contracts, which are recorded on a gross basis in the consolidated balance sheets as of December 25, 2021 and March 27, 2021 (in millions):

			Fair Values
	Notional Amounts		Assets				Liabilities
	December 25, 2021	March 27, 2021	December 25, 2021		March 27, 2021		December 25, 2021		March 27, 2021
Forward foreign currency exchange contracts	$124	$155	$6	(1)	$2	(1)	$—		$1	(2)
Net investment hedges	4,194	3,194	40	(3)	3	(3)	24	(4)	263	(4)
Interest rate swap	—	500	—		—		—		1	(4)
Total designated hedges	4,318	3,849	46		5		24		265
Undesignated derivative contracts (5)	23	13	1	(1)	—		—		—
Total	$4,341	$3,862	$47		$5		$24		$265

(1)Recorded within prepaid expenses and other current assets in the Company’s consolidated balance sheets.
(2)Recorded within accrued expenses and other current liabilities in the Company’s consolidated balance sheets.
(3)Recorded within other assets in the Company’s consolidated balance sheets.
(4)Recorded within other long-term liabilities in the Company’s consolidated balance sheets.
(5)Represents undesignated hedges of inventory purchases.
The Company records and presents the fair values of all of its derivative assets and liabilities in its consolidated balance sheets on a gross basis, as shown in the previous table. However, if the Company were to offset and record the asset and liability balances for its derivative instruments on a net basis in accordance with the terms of its master netting arrangements, which provide for the right to set-off amounts for similar transactions denominated in the same currencies, the resulting impact as of December 25, 2021 and March 27, 2021 would be as follows (in millions):

	Forward Currency Exchange Contracts		Net Investment Hedges		Interest Rate Swaps
	December 25, 2021	March 27, 2021	December 25, 2021	March 27, 2021	December 25, 2021	March 27, 2021
Assets subject to master netting arrangements	$7	$2	$40	$3	$—	$—
Liabilities subject to master netting arrangements	$—	$1	$24	$263	$—	$1
Derivative assets, net	$7	$1	$25	$3	$—	$—
Derivative liabilities, net	$—	$—	$9	$263	$—	$1
Currently, the Company’s master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties.
Changes in the fair value of the Company’s forward foreign currency exchange contracts that are designated as accounting hedges are recorded in equity as a component of accumulated other comprehensive income and are reclassified from accumulated other comprehensive income into earnings when the items underlying the hedged transactions are recognized into earnings, as a component of cost of goods sold within the Company’s consolidated statements of operations and comprehensive income. The net gain or loss on net investment hedges are reported within foreign currency translation gains and losses (“CTA”) as a component of accumulated other comprehensive income on the Company’s consolidated balance sheets. Upon discontinuation of the hedge, such amounts remain in CTA until the related investment is sold or liquidated. Changes in the fair value of the Company’s interest rate swaps that are designated as accounting hedges are recorded in equity as a component of accumulated other comprehensive income and are reclassified from accumulated other comprehensive income into earnings when the items underlying the hedged transactions are recognized into earnings, as a component of interest expense within the Company’s consolidated statements of operations and comprehensive income.

The following table summarizes the pre-tax impact of the gains and losses on the Company’s designated forward foreign currency exchange contracts, net investment hedges and interest rate swaps (in millions):

	Three Months Ended		Nine Months Ended
	December 25, 2021	December 26, 2020	December 25, 2021	December 26, 2020
	Pre-Tax Gains Recognized in OCI	Pre-Tax Losses Recognized in OCI	Pre-Tax Gains Recognized in OCI	Pre-Tax Losses Recognized in OCI
Designated forward foreign currency exchange contracts	$5	$(7)	$7	$(7)
Designated net investment hedges	$155	$(220)	$327	$(262)
Designated interest rate swaps	$1	$—	$1	$(1)
The following tables summarize the pre-tax impact of the gains and losses within the consolidated statements of operations and comprehensive income related to the designated forward foreign currency exchange contracts for the three and nine months ended December 25, 2021 and December 26, 2020 (in millions):

	Three Months Ended
	Pre-Tax Gain Reclassified from Accumulated OCI		Location of Gain Recognized
	December 25, 2021	December 26, 2020
Designated forward foreign currency exchange contracts	$—	$(1)	Cost of goods sold

	Nine Months Ended
	Pre-Tax Loss (Gain) Reclassified from Accumulated OCI		Location of Loss (Gain) Recognized
	December 25, 2021	December 26, 2020
Designated forward foreign currency exchange contracts	$2	$(4)	Cost of goods sold
The Company expects that substantially all of the amounts currently recorded in accumulated other comprehensive income for its forward foreign currency exchange contracts will be reclassified into earnings during the next 12 months, based upon the timing of inventory purchases and turnover.
Undesignated Hedges
During the three and nine months ended December 25, 2021, a $1 million gain was recognized within foreign currency (gain) loss in the Company’s consolidated statements of operations and comprehensive income as a result of the changes in the fair value of undesignated forward foreign currency exchange contracts. During the three and nine months ended December 26, 2020, a loss of $2 million was recognized within foreign currency (gain) loss in the Company’s consolidated statements of operations and comprehensive income as a result of the changes in the fair value of undesignated forward foreign currency exchange contracts.
13. Shareholders’ Equity
Share Repurchase Program
During the first quarter of Fiscal 2022, the Company reinstated its $500 million share repurchase program, which was previously suspended during the first quarter of Fiscal 2021 in response to the impact of the COVID-19 pandemic and the provisions of the Second Amendment of the 2018 Credit Facility. Subsequently, on November 3, 2021, the Company announced that its Board of Directors had terminated the Company’s existing $500 million share repurchase program (the “Prior Plan”), which had $250 million of availability remaining at the time, and authorized a new share repurchase program (the “Fiscal 2022 Plan”) pursuant to which the Company may, from time to time, repurchase up to $1.0 billion of its outstanding ordinary shares within a period of two years from the effective date of the program.

During the nine months ended December 25, 2021, the Company purchased 5,934,244 shares for a total cost of approximately $350 million including commissions, through open market transactions, with 2,712,275 shares purchased for a total cost of $150 million including commissions under the Prior Plan and 3,221,969 shares purchased for a total cost of $200 million including commissions under the Fiscal 2022 Plan. As of December 25, 2021, the remaining availability under the Company’s share repurchase program was $800 million.

During the nine months ended December 26, 2020, the Company did not purchase any shares through open market transaction as the Company’s share repurchase plan was suspended at that time.

Share repurchases may be made in open market or privately negotiated transactions, subject to market conditions, applicable legal requirements, trading transactions under the Company’s insider trading policy and other relevant factors. The program may be suspended or discontinued at any time.
The Company also has in place a “withhold to cover” repurchase program, which allows the Company to withhold ordinary shares from certain executive officers and directors to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards. During the nine month periods ended December 25, 2021 and December 26, 2020, the Company withheld 193,322 shares and 48,147 shares, respectively, with a fair value of $10 million and $1 million, respectively, in satisfaction of minimum tax withholding obligations relating to the vesting of restricted share awards.
Accumulated Other Comprehensive Income
The following table details changes in the components of accumulated other comprehensive income (“AOCI”), net of taxes, for the nine months ended December 25, 2021 and December 26, 2020, respectively (in millions):

	Foreign Currency Adjustments (1)	Net (Losses) Gains on Derivatives (2)	Other Comprehensive Income Attributable to Capri
Balance at March 27, 2021	$57	$(1)	$56
Other comprehensive income before reclassifications	148	7	155
Less: amounts reclassified from AOCI to earnings	—	(2)	(2)
Other comprehensive income, net of tax	148	9	157
Balance at December 25, 2021	$205	$8	$213

Balance at March 28, 2020	$72	$3	$75
Other comprehensive income (loss) before reclassifications	26	(7)	19
Less: amounts reclassified from AOCI to earnings	—	3	3
Other comprehensive income (loss), net of tax	26	(10)	16
Balance at December 26, 2020	$98	$(7)	$91

(1)Foreign currency translation adjustments for the nine months ended December 25, 2021 primarily include a $249 million gain, net of taxes of $78 million, relating to the Company’s net investment hedges, and a net $102 million translation loss. Foreign currency translation adjustments for the nine months ended December 26, 2020 primarily include a $198 million translation loss, net of taxes of $64 million, relating to the Company’s net investment hedges, which was offset by a net $227 million translation gain.
(2)Reclassified amounts primarily relate to the Company’s forward foreign currency exchange contracts for inventory purchases and are recorded within cost of goods sold in the Company’s consolidated statements of operations and comprehensive income. All tax effects were not material for the periods presented.

14. Share-Based Compensation
The Company grants equity awards to certain employees and directors of the Company at the discretion of the Company’s Compensation and Talent Committee. The Company has two equity plans, one stock option plan adopted in Fiscal 2008 (as amended and restated, the “2008 Plan”), and the Omnibus Incentive Plan adopted in the third fiscal quarter of Fiscal 2012 and amended and restated with shareholder approval in May 2015, and again in June 2020 (the “Incentive Plan”). The 2008 Plan only provided for grants of share options and was authorized to issue up to 23,980,823 ordinary shares. As of December 25, 2021, there were no shares available to grant equity awards under the 2008 Plan.
The Incentive Plan allows for grants of share options, restricted shares and RSUs, and other equity awards, and authorizes a total issuance of up to 18,846,000 ordinary shares after amendments in June 2020. At December 25, 2021, there were 3,951,587 ordinary shares available for future grants of equity awards under the Incentive Plan. Option grants issued from the 2008 Plan generally expire ten years from the date of the grant, and those issued under the Incentive Plan generally expire seven years from the date of the grant.
The following table summarizes the Company’s share-based compensation activity during the nine months ended December 25, 2021:

	Options	Service-Based RSUs	Performance-Based RSUs
Outstanding/Unvested at March 27, 2021	1,150,260	4,895,517	581,659
Granted	—	1,678,704	—
Exercised/Vested	(283,076)	(1,804,289)	(347,561)
Change due to performance condition	—	—	26,109
Canceled/Forfeited	(381,602)	(275,969)	—
Outstanding/Unvested at December 25, 2021	485,582	4,493,963	260,207
The weighted average grant date fair value of service-based RSUs granted during the nine months ended December 25, 2021 was $51.75. The weighted average grant date fair value of service-based RSUs granted during the nine months ended December 26, 2020 was $16.72.
Share-Based Compensation Expense
The following table summarizes compensation expense attributable to share-based compensation for the three and nine months ended December 25, 2021 and December 26, 2020 (in millions):

	Three Months Ended		Nine Months Ended
	December 25, 2021	December 26, 2020	December 25, 2021	December 26, 2020
Share-based compensation expense	$13	$12	$69	$53
Tax benefit related to share-based compensation expense	$1	$2	$12	$11
Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on historical forfeiture rates. The estimated value of future forfeitures for equity grants as of December 25, 2021 is approximately $22 million.
See Note 17 in the Company’s Fiscal 2021 Annual Report on Form 10-K for additional information relating to the Company’s share-based compensation awards.

15. Income Taxes

The Company’s effective tax rate for the three and nine months ended December 25, 2021 was 5.6% and 6.8%, respectively. Such rates differ from the United Kingdom (“U.K.”) federal statutory rate of 19% primarily due to the favorable effect of a net operating loss carryback claim made in the United States as a result of COVID-19 related losses generated in the prior fiscal year and the impact of global financing activities partially offset by the increases in uncertain tax positions during the three and nine months ended December 25, 2021. The tax rate for the nine months ended December 25, 2021 also benefited from recently enacted tax legislation in Italy which allowed the Company to reduce its deferred tax liabilities by allowing a step up of certain intangible assets resulting in lower future cash taxes partially offset by the impact of tax rate changes in the United Kingdom on the Company’s net deferred tax liabilities.

The global financing activities are related to the Company’s 2014 move of its principal executive office from Hong Kong to the U.K. and decision to become a U.K. tax resident. In connection with this decision, the Company funded its international growth strategy through intercompany debt financing arrangements. These debt financing arrangements reside between certain of our U.S., U.K. and Hungarian subsidiaries. Due to the difference in the statutory income tax rates between these jurisdictions, the Company realized lower effective tax rates for the three and nine months ended December 25, 2021.

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

In addition to these reportable segments, the Company has certain corporate costs that are not directly attributable to its brands and, therefore, are not allocated to its segments. Such costs primarily include certain administrative, corporate occupancy, shared service and information system expenses, including enterprise resource planning system implementation costs. In addition, certain other costs are not allocated to segments, including restructuring and other charges (including transition costs related to the Company’s acquisitions), impairment costs and COVID-19 related charges. The segment structure is consistent with how the Company’s CODM plans and allocates resources, manages the business and assesses performance. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance.
The following table presents the key performance information of the Company’s reportable segments (in millions):

	Three Months Ended		Nine Months Ended
	December 25, 2021	December 26, 2020	December 25, 2021	December 26, 2020
Total revenue:
Versace	$251	$195	$773	$483
Jimmy Choo	178	121	457	294
Michael Kors	1,180	986	2,932	2,086
Total revenue	$1,609	$1,302	$4,162	$2,863

Income (loss) from operations:
Versace	$32	$13	$135	$(8)
Jimmy Choo	16	(8)	28	(37)
Michael Kors	335	281	795	423
Total segment income from operations	383	286	958	378
Less: Corporate expenses	(37)	(29)	(123)	(90)
Restructuring and other charges	(14)	(1)	(25)	(18)
Impairment of assets (1)	—	(90)	(33)	(110)
COVID-19 related charges	(1)	1	7	(2)
Total income from operations	$331	$167	$784	$158

(1)Impairment of assets during the nine months ended December 25, 2021 and the three and nine months ended December 26, 2020 primarily related to operating lease right-of-use assets at certain Michael Kors store locations.

Depreciation and amortization expense for each segment are as follows (in millions):

	Three Months Ended		Nine Months Ended
	December 25, 2021	December 26, 2020	December 25, 2021	December 26, 2020
Depreciation and amortization:
Versace	$13	$14	$39	$40
Jimmy Choo	8	8	23	23
Michael Kors	26	30	84	97
Total depreciation and amortization	$47	$52	$146	$160

Total revenue (based on country of origin) by geographic location are as follows (in millions):

	Three Months Ended		Nine Months Ended
	December 25, 2021	December 26, 2020	December 25, 2021	December 26, 2020
Revenue:
The Americas (U.S., Canada and Latin America) (1)	$954	$760	$2,370	$1,524
EMEA	405	299	1,095	732
Asia	250	243	697	607
Total revenue	$1,609	$1,302	$4,162	$2,863

(1)Total revenue earned in the U.S. was $885 million and $2.207 billion, respectively, for the three and nine months ended December 25, 2021. Total revenue earned in the U.S. was $722 million and $1.414 billion, respectively, for the three and nine months ended December 26, 2020.

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
Our Versace brand has long been recognized as one of the world’s leading international fashion design houses and is synonymous with Italian glamour and style. Founded in 1978 in Milan, Versace is known for its iconic and unmistakable style and unparalleled craftsmanship. Over the past several decades, the House of Versace has grown globally from its roots in haute couture, expanding into the design, manufacturing, distribution and retailing of accessories, ready-to-wear, footwear, eyewear, watches, jewelry, fragrance and home furnishings businesses. Versace’s design team is led by Donatella Versace, who has been the brand’s artistic director for over 20 years. Versace distributes its products through a worldwide distribution network, which includes boutiques in some of the world’s most glamorous cities, its e-commerce sites, as well as through the most prestigious department and specialty stores worldwide.

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
Certain Factors Affecting Financial Condition and Results of Operations
COVID-19 Pandemic. See Item 1A — “The COVID-19 pandemic may continue to have a material adverse effect on our business and results of operations” of our Annual Report on Form 10-K for the fiscal year ended March 27, 2021 for additional discussion regarding risks to our business associated with the COVID-19 pandemic.

Channel shift, macroeconomic factors, and demand for our accessories and related merchandise. Our performance is affected by trends in the luxury goods industry, global consumer spending, macroeconomic factors, overall levels of consumer travel and spending on discretionary items as well as shifts in demographics and changes in lifestyle preferences. Through 2019, the personal luxury goods market grew at a 5% rate over the past 20 years, with more recent growth driven by stronger Chinese demand from both international and local consumers and demographic and socioeconomic shifts resulting in younger consumers purchasing more luxury goods. However, in 2020, due to the impact of the COVID-19 crisis, the personal luxury goods market declined 23%. Market studies indicate that the personal luxury goods market is predicted to increase at a 10% compound annual growth rate between 2020 and 2025, and is expected to have returned to 2019 levels by the end of 2021 or in 2022. Future growth is expected to be driven by e-commerce, Chinese consumers and younger generations. As the personal luxury goods market continues to evolve, Capri is committed to creating engaging luxury experiences globally. In our view, increased customer engagement and tailoring merchandise to customer shopping and communication preferences are key to growing market share.

We also continue to adjust our retail operating strategy to the changing business environment. Last year, we announced our Capri Retail Store Optimization Program to close approximately 170 of our retail stores throughout Fiscal 2021 and Fiscal 2022, in order to improve the profitability of our retail store fleet. Over this time period, we initially expected to incur approximately $75 million of one-time costs associated with these store closures, however, based on a reassessment, we expect these costs to be approximately $25 million. As of December 25, 2021, we have closed a total of 140 stores and recorded net restructuring charges of $11 million relating to the program since its inception. Collectively, we continue to anticipate ongoing savings as a result of the store closures and lower depreciation associated with the impairment charges being recorded.
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

Disruptions or delays in shipping and distribution and other supply chain constraints. We have been experiencing global logistics challenges, including delays as a result of port congestion, vessel availability, container shortages and temporary factory closures which are expected to continue for the duration of Fiscal 2022 and into Fiscal 2023. Our freight costs have increased as carrier rates for ocean and air shipments have increased significantly, and the supply chain disruptions have caused us to increase our use of air freight with greater frequency than in the past. Any future disruptions in our shipping and distribution network, including impacts on our supply chain due to temporary closures of our manufacturing partners and shipping and fulfillment constraints, could have a negative impact on our results of operations. See Item 1A — “Risk Factors” — “We primarily use foreign manufacturing contractors and independent third-party agents to source our finished goods and our business is subject to risks inherent in global sourcing activities, including disruptions or delays in manufacturing or shipments” of our Annual Report on Form 10-K for the fiscal year ended March 27, 2021 for additional discussion.
Costs of manufacturing, tariffs, and import regulations. Our industry is subject to volatility in costs related to certain raw materials used in the manufacturing of our products. This volatility applies primarily to costs driven by commodity prices, which can increase or decrease dramatically over a short period of time. In addition, our costs may be impacted by sanction tariffs imposed on our products due to changes in trade terms. For example, we have historically received benefits from duty-free imports on certain products from certain countries pursuant to the U.S. Generalized System of Preferences (“GSP”) program. The GSP program expired on December 31, 2020. If the GSP program is not renewed or otherwise made retroactive, we will continue to experience significant additional duties and our gross margin will continue to be negatively impacted. Additionally, we are subject to government import regulations, including U.S. Customs and Border Protection (“CBP”) withhold release orders. The imposition of taxes, duties and quotas, the withdrawal from or material modification to trade agreements, and/or if CBP detains shipments of our goods pursuant to a withhold release order could have a material adverse effect on our business, results of operations and financial condition. If additional tariffs or trade restrictions are implemented by the U.S. or other countries, the cost of our products could increase which could adversely affect our business. In addition, commodity prices and tariffs may have an impact on our revenues, results of operations and cash flows. We use commercially reasonable efforts to mitigate these effects by sourcing our products as efficiently as possible and diversifying the countries where we produce. In addition, manufacturing labor costs are also subject to degrees of volatility based on local and global economic conditions. We use commercially reasonable efforts to source from localities that suit our manufacturing standards and result in more favorable labor driven costs to our products.
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
Unallocated Corporate Expenses
In addition to the reportable segments discussed above, we have certain corporate costs that are not directly attributable to our brands and, therefore, are not allocated to segments. Such costs primarily include certain administrative, corporate occupancy, shared service and information systems expenses, including ERP system implementation costs. In addition, certain other costs are not allocated to segments, including restructuring and other charges (including transaction and transition costs related to our acquisitions), impairment costs and COVID-19 related charges. The segment structure is consistent with how our chief operating decision maker plans and allocates resources, manages the business and assesses performance. The following table presents our total revenue and income (loss) from operations by segment for the three and nine months ended December 25, 2021 and December 26, 2020 (in millions):

	Three Months Ended		Nine Months Ended
	December 25, 2021	December 26, 2020	December 25, 2021	December 26, 2020
Total revenue:
Versace	$251	$195	$773	$483
Jimmy Choo	178	121	457	294
Michael Kors	1,180	986	2,932	2,086
Total revenue	$1,609	$1,302	$4,162	$2,863

Income (loss) from operations:
Versace	$32	$13	$135	$(8)
Jimmy Choo	16	(8)	28	(37)
Michael Kors	335	281	795	423
Total segment income from operations	383	286	958	378
Less: Corporate expenses	(37)	(29)	(123)	(90)
Restructuring and other charges	(14)	(1)	(25)	(18)
Impairment of assets	—	(90)	(33)	(110)
COVID-19 related charges	(1)	1	7	(2)
Total income from operations	$331	$167	$784	$158

The following table presents our global network of retail stores and wholesale doors by brand:

	As of
	December 25, 2021	December 26, 2020
Number of full price retail stores (including concessions):
Versace	150	160
Jimmy Choo	184	180
Michael Kors	535	547
	869	887

Number of outlet stores:
Versace	62	57
Jimmy Choo	56	51
Michael Kors	299	284
	417	392

Total number of retail stores	1,286	1,279

Total number of wholesale doors:
Versace	803	790
Jimmy Choo	456	496
Michael Kors	2,931	2,763
	4,190	4,049
The following table presents our retail stores by geographic location:

	As of			As of
	December 25, 2021			December 26, 2020
	Versace	Jimmy Choo	Michael Kors	Versace	Jimmy Choo	Michael Kors
Store count by region:
The Americas	39	46	346	36	47	364
EMEA	55	74	176	59	75	177
Asia	118	120	312	122	109	290
	212	240	834	217	231	831
Key Consolidated Performance Indicators and Statistics
We use a number of key indicators of operating results to evaluate our performance, including the following (dollars in millions):

	Three Months Ended		Nine Months Ended
	December 25, 2021	December 26, 2020	December 25, 2021	December 26, 2020
Total revenue	$1,609	$1,302	$4,162	$2,863
Gross profit as a percent of total revenue	65.1%	65.1%	67.0%	65.0%
Income from operations	$331	$167	$784	$158
Income from operations as a percent of total revenue	20.6%	12.8%	18.8%	5.5%

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

Results of Operations
Comparison of the three months ended December 25, 2021 with the three months ended December 26, 2020
The following table details the results of our operations for the three months ended December 25, 2021 and December 26, 2020, and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Three Months Ended		$ Change	% Change	% of Total Revenue for the Three Months Ended
	December 25, 2021	December 26, 2020			December 25, 2021	December 26, 2020
Statements of Operations Data:
Total revenue	$1,609	$1,302	$307	23.6%
Cost of goods sold	561	454	107	23.6%	34.9%	34.9%
Gross profit	1,048	848	200	23.6%	65.1%	65.1%
Selling, general and administrative expenses	656	538	118	21.9%	40.8%	41.3%
Depreciation and amortization	47	52	(5)	(9.6)%	2.9%	4.0%
Impairment of assets	—	90	(90)	(100.0)%	—%	6.9%
Restructuring and other charges	14	1	13	NM	0.9%	0.1%
Total operating expenses	717	681	36	5.3%	44.6%	52.3%
Income from operations	331	167	164	98.2%	20.6%	12.8%
Other income, net	—	(3)	3	(100.0)%	—%	(0.2)%
Interest (income) expense, net	(7)	10	(17)	NM	(0.4)%	0.8%
Foreign currency gain	(4)	(13)	9	(69.2)%	(0.2)%	(1.0)%
Income before income taxes	342	173	169	97.7%	21.3%	13.3%
Provision for (benefit from) income taxes	19	(5)	24	NM	1.2%	(0.4)%
Net income	323	178	145	81.5%
Less: Net income (loss) attributable to noncontrolling interest	1	(1)	2	NM
Net income attributable to Capri	$322	$179	$143	79.9%

NM Not meaningful
Total Revenue
Total revenue increased $307 million, or 23.6%, to $1.609 billion for the three months ended December 25, 2021, compared to $1.302 billion for the three months ended December 26, 2020, which included net unfavorable foreign currency effects of approximately $15 million, primarily related to the weakening of the Euro and Japanese Yen against the U.S. Dollar for the three months ended December 25, 2021. On a constant currency basis, our total revenue increased $322 million, or 24.7%. The increase is attributable to the continued recovery from the COVID-19 pandemic and the adverse impacts related to COVID-19 in the prior fiscal year.
Gross Profit
Gross profit increased $200 million, or 23.6%, to $1.048 billion for the three months ended December 25, 2021, compared to $848 million for the three months ended December 26, 2020, which included net unfavorable foreign currency effects of $10 million. Gross profit as a percentage of total revenue was 65.1% for the three months ended December 25, 2021 and December 26, 2020. Our gross profit margin remained flat primarily due to a higher average unit price and lower promotional activity, offset by increases in supply chain costs for the three months ended December 25, 2021, as compared to the three months ended December 26, 2020.

Total Operating Expenses
Total operating expenses increased $36 million, or 5.3%, to $717 million for the three months ended December 25, 2021, compared to $681 million for the three months ended December 26, 2020. Our operating expenses included a net favorable foreign currency impact of approximately $2 million. Total operating expenses decreased to 44.6% as a percentage of total revenue for the three months ended December 25, 2021, compared to 52.3% for the three months ended December 26, 2020. The components that comprise total operating expenses are explained below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $118 million, or 21.9%, to $656 million for the three months ended December 25, 2021, compared to $538 million for the three months ended December 26, 2020, primarily due to increased retail store, e-commerce and corporate costs for the three months ended December 25, 2021.
Selling, general, and administrative expenses as a percentage of total revenue decreased to 40.8% for the three months ended December 25, 2021, compared to 41.3% for the three months ended December 26, 2020, primarily due to leveraging of operating expenses as a result of higher revenue, partially offset by an increase in marketing expenses as a percentage of revenue for the three months ended December 25, 2021, as compared to the three months ended December 26, 2020.
Unallocated corporate expenses, which are included within selling, general and administrative expenses discussed above, but are not directly attributable to a reportable segment, increased $8 million, or 27.6%, to $37 million for the three months ended December 25, 2021 as compared to $29 million for the three months ended December 26, 2020, primarily due to an increase in compensation expense and ERP system implementation expenses.
Depreciation and Amortization
Depreciation and amortization decreased $5 million, or 9.6%, to $47 million for the three months ended December 25, 2021, compared to $52 million for the three months ended December 26, 2020. The decrease in depreciation and amortization expense was primarily attributable to lower depreciation due to lower capital expenditures in Fiscal 2022 and Fiscal 2021. Depreciation and amortization decreased to 2.9% as a percentage of total revenue for the three months ended December 25, 2021, compared to 4.0% for the three months ended December 26, 2020 primarily due to lower revenues during the prior year due to COVID-19.
Impairment of Assets
For the three months ended December 25, 2021, we did not recognize any asset impairment charges except for the amount recorded within restructuring and other charges (see Note 8 to the accompanying consolidated financial statements for additional information). For the three months ended December 26, 2020, we recognized asset impairment charges of approximately $90 million, primarily related to operating lease right-of-use assets across our brands. See Note 11 to the accompanying consolidated financial statements for additional information.
Restructuring and Other Charges
For the three months ended December 25, 2021, we recognized restructuring and other charges of $14 million, which included $10 million related to our Capri Retail Store Optimization Program and other costs of $4 million primarily related to equity awards associated with the acquisition of Versace. See Note 8 to the accompanying consolidated financial statements for additional information.
For the three months ended December 26, 2020, we recognized restructuring and other charges of $1 million, which included other costs of $5 million primarily related to equity awards associated with the acquisition of Versace and closures of certain corporate locations, partially offset by $4 million of gains related to our Capri Retail Store Optimization Program.
Restructuring and other charges are not evaluated as part of our reportable segments’ results (See Segment Information above for additional information).

Income from Operations
As a result of the foregoing, income from operations increased $164 million, to $331 million for three months ended December 25, 2021, compared to $167 million for the three months ended December 26, 2020. Income from operations as a percentage of total revenue increased to 20.6% for the three months ended December 25, 2021, compared to 12.8% for the three months ended December 26, 2020. See Segment Information above for a reconciliation of our segment operating income (loss) to total operating income.
Interest (Income) Expense, net
For the three months ended December 25, 2021, we recognized $7 million of interest income compared to $10 million of interest expense for the three months ended December 26, 2020. The $17 million improvement in interest (income) expense, net, is primarily due to an increase of interest income from higher average notional amounts outstanding and more favorable interest rates on our net investment hedges in the current year and a decrease in interest expense attributable to lower average borrowings outstanding (see Note 9 and Note 12 to the accompanying consolidated financial statements for additional information).
Foreign Currency Gain
For the three months ended December 25, 2021 and December 26, 2020, we recognized a net foreign currency gain of $4 million and $13 million, respectively, primarily attributable to the remeasurement of dollar-denominated intercompany loans with certain of our subsidiaries.
Provision for (Benefit from) Income Taxes
The provision for income taxes was $19 million for the three months ended December 25, 2021, compared to a benefit of $5 million for the three months ended December 26, 2020. Our effective tax rate was 5.6% and (2.9)% for the three months ended December 25, 2021 and December 26, 2020, respectively. The change in our effective tax rate was primarily related to increases in uncertain tax positions and release of certain valuation allowances in the prior year which were not recurring, partially offset by the favorable effect of a net operating loss carryback claim made in the United States as a result of COVID-19 related losses. See Note 15 to the accompanying consolidated financial statements for additional information regarding the effective tax rate for the current fiscal year quarter.
Our effective tax rate may fluctuate from time to time due to the effects of changes in U.S. state and local taxes and tax rates in foreign jurisdictions. In addition, factors such as the geographic mix of earnings, enacted tax legislation and the results of various global tax strategies, may also impact our effective tax rate in future periods.
Net Income (Loss) Attributable to Noncontrolling Interest
For the three months ended December 25, 2021, we recorded net income of $1 million and for the three months ended December 26, 2020, we recorded a net loss of $1 million, attributable to the noncontrolling interest in our joint ventures. These amounts represent the share of income (loss) that is not attributable to the Company.

Net Income Attributable to Capri
As a result of the foregoing, our net income increased $143 million to $322 million for the three months ended December 25, 2021, compared to a net income of $179 million for the three months ended December 26, 2020.

Segment Information
Versace

	Three Months Ended			% Change
(dollars in millions)	December 25, 2021	December 26, 2020	$ Change	As Reported	Constant Currency
Revenues	$251	$195	$56	28.7%	33.8%
Income from operations	32	13	19	NM
Operating margin	12.7%	6.7%

NM Not meaningful
Revenues
Versace revenues increased $56 million, or 28.7%, to $251 million for the three months ended December 25, 2021, compared to $195 million for the three months ended December 26, 2020, which included unfavorable foreign currency effects of $10 million. On a constant currency basis, revenue increased $66 million, or 33.8%, primarily attributable to the continued recovery from the COVID-19 pandemic and the adverse impacts related to COVID-19 in the prior fiscal year.
Income from Operations
For the three months ended December 25, 2021, Versace recorded income from operations of $32 million, compared to $13 million for the three months ended December 26, 2020. Operating margin increased from 6.7% for the three months ended December 26, 2020, to 12.7% for the three months ended December 25, 2021, primarily due to higher average unit price and leveraging of operating expenses due to higher revenue.
Jimmy Choo

	Three Months Ended			% Change
(dollars in millions)	December 25, 2021	December 26, 2020	$ Change	As Reported	Constant Currency
Revenues	$178	$121	$57	47.1%	43.0%
Income (loss) from operations	16	(8)	24	NM
Operating margin	9.0%	(6.6)%

NM Not meaningful
Revenues
Jimmy Choo revenues increased $57 million, or 47.1%, to $178 million for the three months ended December 25, 2021, compared to $121 million for the three months ended December 26, 2020, which included favorable foreign currency effects of $5 million. On a constant currency basis, revenue increased $52 million, or 43.0%, primarily attributable to the continued recovery from the COVID-19 pandemic and the adverse impacts related to COVID-19 in the prior fiscal year.
Income (Loss) from Operations
For the three months ended December 25, 2021, Jimmy Choo recorded income from operations of $16 million, compared to a loss from operations of $8 million for the three months ended December 26, 2020. Operating margin improved from (6.6)% for the three months ended December 26, 2020 to 9.0% for the three months ended December 25, 2021, primarily due to lower promotional activity and leveraging of operating expenses due to higher revenue.

Michael Kors

	Three Months Ended			% Change
(dollars in millions)	December 25, 2021	December 26, 2020	$ Change	As Reported	Constant Currency
Revenues	$1,180	$986	$194	19.7%	20.7%
Income from operations	335	281	54	19.2%
Operating margin	28.4%	28.5%
Revenues
Michael Kors revenues increased $194 million, or 19.7%, to $1.180 billion for the three months ended December 25, 2021, compared to $986 million for the three months ended December 26, 2020, which included unfavorable foreign currency effects of $10 million. On a constant currency basis, revenue increased $204 million, or 20.7%, primarily attributable to the continued recovery from the COVID-19 pandemic and the adverse impacts related to COVID-19 in the prior fiscal year.
Income from Operations
For the three months ended December 25, 2021, Michael Kors recorded income from operations of $335 million, compared to $281 million for the three months ended December 26, 2020. Operating margin decreased slightly from 28.5% for the three months ended December 26, 2020, to 28.4% for the three months ended December 25, 2021, primarily due to increases in supply chain costs, mostly offset by higher average unit price and leveraging of expenses due to higher revenue.

Results of Operations
Comparison of the nine months ended December 25, 2021 with the nine months ended December 26, 2020
The following table details the results of our operations for the nine months ended December 25, 2021 and December 26, 2020, and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Nine Months Ended		$ Change	% Change	% of Total Revenue for the Nine Months Ended
	December 25, 2021	December 26, 2020			December 25, 2021	December 26, 2020
Statements of Operations Data:
Total revenue	$4,162	$2,863	$1,299	45.4%
Cost of goods sold	1,374	1,003	371	37.0%	33.0%	35.0%
Gross profit	2,788	1,860	928	49.9%	67.0%	65.0%
Selling, general and administrative expenses	1,800	1,414	386	27.3%	43.2%	49.4%
Depreciation and amortization	146	160	(14)	(8.8)%	3.5%	5.6%
Impairment of assets	33	110	(77)	(70.0)%	0.8%	3.8%
Restructuring and other charges	25	18	7	38.9%	0.6%	0.6%
Total operating expenses	2,004	1,702	302	17.7%	48.1%	59.4%
Income from operations	784	158	626	NM	18.8%	5.5%
Other income, net	(2)	(4)	2	(50.0)%	—%	(0.1)%
Interest (income) expense, net	(11)	39	(50)	NM	(0.3)%	1.4%
Foreign currency loss (gain)	1	(16)	17	NM	—%	(0.6)%
Income before income taxes	796	139	657	NM	19.1%	4.9%
Provision for income taxes	54	20	34	NM	1.3%	0.7%
Net income	742	119	623	NM
Less: Net income (loss) attributable to noncontrolling interest	1	(2)	3	NM
Net income attributable to Capri	$741	$121	$620	NM

NM Not meaningful
Total Revenue
Total revenue increased $1.299 billion, or 45.4%, to $4.162 billion for the nine months ended December 25, 2021, compared to $2.863 billion for the nine months ended December 26, 2020, which included net favorable foreign currency effects of approximately $71 million, primarily related to the strengthening of the British Pound, Euro, Chinese Renminbi and Canadian Dollar against the U.S. Dollar for the nine months ended December 25, 2021. On a constant currency basis, our total revenue increased $1.228 billion, or 42.9%. The increase is attributable to the continued recovery from the COVID-19 pandemic. In the prior fiscal year, the Company experienced widespread, temporary store closures and a significant decline in store traffic.
Gross Profit
Gross profit increased $928 million, or 49.9%, to $2.788 billion for the nine months ended December 25, 2021, compared to $1.860 billion for the nine months ended December 26, 2020, which included net favorable foreign currency effects of $48 million. Gross profit as a percentage of total revenue increased 200 basis points to 67.0% for the nine months ended December 25, 2021, compared to 65.0% for the nine months ended December 26, 2020. The increase in gross profit margin was primarily attributable to a higher average unit price and lower promotional activity, partially offset by increases in supply chain costs and unfavorable channel mix.

Total Operating Expenses
Total operating expenses increased $302 million, or 17.7%, to $2.004 billion for the nine months ended December 25, 2021, compared to $1.702 billion for the nine months ended December 26, 2020. Our operating expenses included a net unfavorable foreign currency impact of approximately $49 million. Total operating expenses decreased to 48.1% as a percentage of total revenue for the nine months ended December 25, 2021, compared to 59.4% for the nine months ended December 26, 2020. The components that comprise total operating expenses are explained below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $386 million, or 27.3%, to $1.800 billion for the nine months ended December 25, 2021, compared to $1.414 billion for the nine months ended December 26, 2020, primarily due to increased retail store, e-commerce, corporate costs and marketing expenses for the nine months ended December 25, 2021.
Selling, general and administrative expenses as a percentage of total revenue decreased to 43.2% for the nine months ended December 25, 2021, compared to 49.4% for the nine months ended December 26, 2020, primarily due to leveraging of operating expenses as a result of higher revenue.
Unallocated corporate expenses, which are included within selling, general and administrative expenses discussed above, but are not directly attributable to a reportable segment, increased $33 million, or 36.7%, to $123 million for the nine months ended December 25, 2021 as compared to $90 million for the nine months ended December 26, 2020, primarily due to an increase in compensation expense and professional fees.
Depreciation and Amortization
Depreciation and amortization decreased $14 million, or 8.8%, to $146 million for the nine months ended December 25, 2021, compared to $160 million for the nine months ended December 26, 2020. The decrease in depreciation and amortization expense was primarily attributable to lower depreciation due to lower capital expenditures in Fiscal 2022 and Fiscal 2021. Depreciation and amortization decreased to 3.5% as a percentage of total revenue for the nine months ended December 25, 2021, compared to 5.6% for the nine months ended December 26, 2020 primarily due to higher revenues for the nine months ended December 25, 2021.
Impairment of Assets
For the nine months ended December 25, 2021 and December 26, 2020, we recognized asset impairment charges of $33 million and $110 million, respectively, which primarily related to operating lease right-of-use assets at certain Michael Kors store locations. See Note 11 to the accompanying consolidated financial statements for additional information.
Restructuring and Other Charges
For the nine months ended December 25, 2021, we recognized restructuring and other charges of $25 million, which included other costs of $19 million primarily related to equity awards associated with the acquisition of Versace and $6 million related to our Capri Retail Store Optimization Program (see Note 8 to the accompanying consolidated financial statements for additional information).
For the nine months ended December 26, 2020, we recognized restructuring and other charges of $18 million, which included other costs of $17 million primarily related to equity awards associated with the acquisition of Versace and $1 million related to our Capri Retail Store Optimization Program.
Restructuring and other charges are not evaluated as part of our reportable segments’ results (see Segment Information above for additional information).
Income from Operations
As a result of the foregoing, income from operations increased $626 million, to $784 million for the nine months ended December 25, 2021, compared to $158 million for the nine months ended December 26, 2020. Income from operations as a percentage of total revenue increased to 18.8% for the nine months ended December 25, 2021, compared to 5.5% for the nine months ended December 26, 2020. See Segment Information above for a reconciliation of our segment operating income to total operating income.

Interest (Income) Expense, net
For the nine months ended December 25, 2021, we recognized $11 million of interest income compared to $39 million of interest expense for the nine months ended December 26, 2020. The $50 million improvement in interest (income) expense, net, is primarily due to an increase of interest income from higher average notional amounts outstanding and more favorable interest rates on our net investment hedges in the current year and a decrease in interest expense attributable to lower average borrowings outstanding (see Note 9 and Note 12 to the accompanying consolidated financial statements for additional information).
Foreign Currency Loss (Gain)
For the nine months ended December 25, 2021 and December 26, 2020, we recognized a net foreign currency loss of $1 million and a net foreign currency gain of $16 million, respectively, primarily attributable to the remeasurement of dollar-denominated intercompany loans with certain of our subsidiaries.
Provision for Income Taxes

For the nine months ended December 25, 2021, we recognized $54 million of income tax expense compared to $20 million for the nine months ended December 26, 2020. Our effective tax rate was 6.8% and 14.4% for the nine months ended December 25, 2021 and December 26, 2020, respectively. The decrease in our effective rate was primarily due to the favorable effect of a net operating loss carryback claim made in the United States as a result of COVID-19 related losses and a benefit recognized as a result of recently enacted tax legislation in Italy which allowed the Company to reduce its deferred tax liabilities. Specifically, this change allowed the Company to step up certain intangible assets which will result in lower future cash taxes.
Our effective tax rate may fluctuate from time to time due to the effects of changes in U.S. state and local taxes and tax rates in foreign jurisdictions. In addition, factors such as the geographic mix of earnings, enacted tax legislation and the results of various global tax strategies, may also impact our effective tax rate in future periods.
Net Income (Loss) Attributable to Noncontrolling Interest
For the nine months ended December 25, 2021, we recorded net income of $1 million and for the nine months ended December 26, 2020, we recorded a net loss of $2 million, attributable to the noncontrolling interest in our joint ventures. These amounts represent the share of income (loss) that is not attributable to the Company.
Net Income Attributable to Capri
As a result of the foregoing, our net income increased $620 million to a net income of $741 million for the nine months ended December 25, 2021, compared to a net income of $121 million for the nine months ended December 26, 2020.
Segment Information
Versace

	Nine Months Ended			% Change
(dollars in millions)	December 25, 2021	December 26, 2020	$ Change	As Reported	Constant Currency
Revenues	$773	$483	$290	60.0%	56.9%
Income (loss) from operations	135	(8)	143	NM
Operating margin	17.5%	(1.7)%

NM Not meaningful

Revenues
Versace revenues increased $290 million, or 60.0%, to $773 million for the nine months ended December 25, 2021, compared to $483 million for the nine months ended December 26, 2020, which included favorable foreign currency effects of $15 million. On a constant currency basis, revenue increased $275 million, or 56.9%, primarily attributable to the continued recovery from the COVID-19 pandemic. In the prior fiscal year, the Company experienced widespread, temporary store closures and a significant decline in store traffic.

Income (Loss) from Operations
For the nine months ended December 25, 2021, Versace recorded income from operations of $135 million, compared to a loss from operations of $8 million for the nine months ended December 26, 2020. Operating margin improved from (1.7)% for the nine months ended December 26, 2020, to 17.5% for the nine months ended December 25, 2021, primarily due to a higher average unit price and lower promotional activity, as well as leveraging of operating expenses due to higher revenue.
Jimmy Choo

	Nine Months Ended			% Change
(dollars in millions)	December 25, 2021	December 26, 2020	$ Change	As Reported	Constant Currency
Revenues	$457	$294	$163	55.4%	45.2%
Income (loss) from operations	28	(37)	65	NM
Operating margin	6.1%	(12.6)%

NM Not meaningful

Revenues
Jimmy Choo revenues increased $163 million, or 55.4%, to $457 million for the nine months ended December 25, 2021, compared to $294 million for the nine months ended December 26, 2020, which included favorable foreign currency effects of $30 million. On a constant currency basis, revenue increased $133 million, or 45.2%, primarily attributable to the continued recovery from the COVID-19 pandemic. In the prior fiscal year, the Company experienced widespread, temporary store closures and a significant decline in store traffic.
Income (Loss) from Operations
For the nine months ended December 25, 2021, Jimmy Choo recorded income from operations of $28 million, compared to a loss from operations of $37 million for the nine months ended December 26, 2020. Operating margin improved from (12.6)% for the nine months ended December 26, 2020, to 6.1% for the nine months ended December 25, 2021, primarily due to lower promotional activity and leveraging of operating expenses due to higher revenue.
Michael Kors

	Nine Months Ended			% Change
(dollars in millions)	December 25, 2021	December 26, 2020	$ Change	As Reported	Constant Currency
Revenues	$2,932	$2,086	$846	40.6%	39.3%
Income from operations	795	423	372	87.9%
Operating margin	27.1%	20.3%

Revenues
Michael Kors revenues increased $846 million, or 40.6%, to $2.932 billion for the nine months ended December 25, 2021, compared to $2.086 billion for the nine months ended December 26, 2020, which included favorable foreign currency effects of $26 million. On a constant currency basis, revenue increased $820 million, or 39.3%, primarily attributable to the continued recovery from the COVID-19 pandemic. In the prior fiscal year, the Company experienced widespread, temporary store closures and a significant decline in store traffic.
Income from Operations

For the nine months ended December 25, 2021, Michael Kors recorded income from operations of $795 million, compared to $423 million for the nine months ended December 26, 2020. Operating margin improved from 20.3% for the nine months ended December 26, 2020, to 27.1% for the nine months ended December 25, 2021, primarily due to a higher average unit price and leveraging of operating expenses due to higher revenue, partially offset by increases in supply chain costs.

Liquidity and Capital Resources
Liquidity
Our primary sources of liquidity are the cash flows generated from operations, along with borrowings available under our credit facilities (see below discussion regarding “Revolving Credit Facilities”) and available cash and cash equivalents. Our primary use of this liquidity is to fund the ongoing cash requirements, including our working capital needs and capital investments in our business, debt repayments, acquisitions, returns of capital, including share repurchases and other corporate activities. We believe that the cash generated from operations, together with borrowings available under our revolving credit facilities and available cash and cash equivalents, will be sufficient to meet our working capital needs for the next 12 months and beyond, including investments made and expenses incurred in connection with our store growth plans, investments in corporate and distribution facilities, continued systems development, e-commerce and marketing initiatives. We spent $85 million on capital expenditures during the nine months ended December 25, 2021.
The following table sets forth key indicators of our liquidity and capital resources (in millions):

	As of
	December 25, 2021	March 27, 2021
Balance Sheet Data:
Cash and cash equivalents	$261	$232
Working capital	$320	$(75)
Total assets	$7,680	$7,481
Short-term debt	$26	$123
Long-term debt	$976	$1,219

	Nine Months Ended
	December 25, 2021	December 26, 2020
Cash Flows Provided By (Used In):
Operating activities	$713	$545
Investing activities	$(26)	$(97)
Financing activities	$(663)	$(803)
Effect of exchange rate changes	$6	$(8)
Net increase (decrease) in cash and cash equivalents	$30	$(363)
Cash Provided by Operating Activities
Net cash provided by operating activities increased $168 million to $713 million during the nine months ended December 25, 2021, as compared to $545 million for the nine months ended December 26, 2020, as a result of an increase in our net income after non-cash adjustments, partially offset by decreases related to changes in our working capital. The decreases related to the changes in our working capital are primarily attributable to an increase in our inventory levels, an increase in income tax receivables and fluctuations in the timing of payments and receipts when compared to the prior year.
Cash Used in Investing Activities
Net cash used in investing activities was $26 million during the nine months ended December 25, 2021, as compared to $97 million during the nine months ended December 26, 2020, which was primarily attributable to the settlement of certain net investment hedges of $59 million during the nine months ended December 25, 2021.
Cash Used in Financing Activities
Net cash used in financing activities was $663 million during the nine months ended December 25, 2021, as compared to $803 million during the nine months ended December 26, 2020. The decrease of cash used in financing activities of $140 million was primarily attributable to a decrease in net debt repayments of $453 million, partially offset by a $359 million increase in cash payments to repurchase our ordinary shares compared to prior year.

Debt Facilities
The following table presents a summary of our borrowing capacity and amounts outstanding as of December 25, 2021 and March 27, 2021 (in millions):

	As of
	December 25, 2021	March 27, 2021
Senior Secured Revolving Credit Facility:
Revolving Credit Facility (excluding up to a $500 million accordion feature) (1)
Total availability	$1,000	$1,000
Borrowings outstanding (2)	20	—
Letter of credit outstanding	29	27
Remaining availability	$951	$973

Term Loan Facility ($1.6 billion)
Borrowings outstanding, net of debt issuance costs (2)	$495	$865
Remaining availability	$—	$—

364 Credit Facility ($230 million)
Total availability	$—	$230
Remaining availability	$—	$230

Senior Notes due 2024
Borrowings outstanding, net of debt issuance costs and discount amortization (2)	$448	$447

Other Borrowings (3)	$39	$21

Hong Kong Uncommitted Credit Facility:
Total availability (80 million and 100 million Hong Kong Dollars)	$10	$13
Borrowings outstanding	—	—
Remaining availability (80 million and 100 million Hong Kong Dollars)	$10	$13

China Uncommitted Credit Facility:
Total availability (45 million and 100 million Chinese Yuan)	$7	$15
Borrowings outstanding	—	—
Total and remaining availability (45 million and 100 million Chinese Yuan)	$7	$15

Japan Credit Facility:
Total availability (1.0 billion Japanese Yen)	$9	$9
Borrowings outstanding (0.0 billion and 1.0 billion Japanese Yen) (4)	—	9
Remaining availability (1.0 billion and 0.0 billion Japanese Yen)	$9	$—

Versace Uncommitted Credit Facilities:
Total availability (48 million and 57 million Euro)	$54	$67
Borrowings outstanding (0 million Euro)	—	—
Remaining availability (48 million and 57 million Euro)	$54	$67

Total borrowings outstanding (1)	$1,002	$1,342
Total remaining availability	$1,031	$1,298

(1)The financial covenant in our 2018 Credit Facility requiring us to maintain a ratio of the sum of total indebtedness plus the capitalized amount of all operating lease obligations for the last four fiscal quarters to Consolidated EBITDAR of no greater than 3.75 to 1.00 had been waived through the fiscal quarter ending June 26, 2021. On May 26, 2021 (the “Election Date”), the company delivered to the administrative agent the certificate required to terminate the Applicable Period. Effective as of the Election Date, the Company is required to comply with the quarterly maximum net leverage ratio test of 4.00 to 1.00. As of December 25, 2021 and March 27, 2021, we were in compliance with all covenants related to our agreements then in effect governing our debt. See Note 9 to the accompanying consolidated financial statements for additional information.
(2)As of December 25, 2021, all amounts are recorded as long-term debt in our consolidated balance sheets. As of March 27, 2021, all amounts are recorded as long-term debt, except for the current portion of $97 million outstanding under the 2018 Term Loan Facility, which was recorded within short-term debt in our consolidated balance sheets.
(3)The balance as of December 25, 2021 consists of $18 million related to our supplier financing program recorded within short-term debt in our consolidated balance sheets, $18 million related to the sale of certain Versace tax receivables, with $8 million and $10 million, respectively, recorded within short-term debt and long-term debt in our consolidated balance sheets and $3 million of other loans recorded as long-term debt in our consolidated balance sheets. The balance as of March 27, 2021 consists of $17 million related to our supplier finance program recorded within short-term debt in our consolidated balance sheets and $4 million of other loans recorded as long-term debt in our consolidated balance sheets.
(4)Recorded as short-term debt in our consolidated balance sheets as of March 27, 2021.
We believe that our 2018 Credit Facility is adequately diversified with no undue concentration in any one financial institution. As of December 25, 2021, there were 25 financial institutions participating in the facility, with none maintaining a maximum commitment percentage in excess of 10%. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the 2018 Credit Facility.
See Note 9 in the accompanying financial statements and Note 12 in our Fiscal 2021 Annual Report on Form 10-K for detailed information relating to our credit facilities and debt obligations.
Share Repurchase Program
The following table presents our ordinary share repurchases during the nine months ended December 25, 2021 and December 26, 2020 (dollars in millions):

	Nine Months Ended
	December 25, 2021	December 26, 2020
Cost of shares repurchased under share repurchase program	$350	$—
Fair value of shares withheld to cover tax obligations for vested restricted share awards	10	1
Total cost of treasury shares repurchased	$360	$1

Shares repurchased under share repurchase program	5,934,244	—
Shares withheld to cover tax withholding obligations	193,322	48,147
	6,127,566	48,147

During the first quarter of Fiscal 2022, we reinstated our $500 million share repurchase program, which was previously suspended during the first quarter of Fiscal 2021 in response to the impact of the COVID-19 pandemic and the provisions of the Second Amendment of the 2018 Credit Facility. See Note 9 in the accompanying financial statements for additional information.

On November 3, 2021, we announced that our Board of Directors had terminated our existing $500 million share repurchase program (the “Prior Plan”), with $250 million of availability remaining, and authorized a new share repurchase program (the “Fiscal 2022 Plan”) pursuant to which we may, from time to time, repurchase up to $1.0 billion of our outstanding ordinary shares within a period of two years from the effective date of the program. Share repurchases may be made in open market or privately negotiated transactions, subject to market conditions, applicable legal requirements, trading restrictions under our insider trading policy and other relevant factors. The program may be suspended or discontinued at any time.

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
Off-Balance Sheet Arrangements
We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. Our off-balance sheet commitments relating to our outstanding letters of credit were $35 million at December 25, 2021, including $6 million in letters of credit issued outside of the 2018 Credit Facility. In addition, as of December 25, 2021, bank guarantees of approximately $34 million were supported by our various credit facilities. We do not have any other off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.
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
We perform a sensitivity analysis on our forward currency contracts, both designated and not designated as hedges for accounting purposes, to determine the effects of fluctuations in foreign currency exchange rates. For this sensitivity analysis, we assume a hypothetical change in U.S. Dollar against foreign exchange rates. Based on all foreign currency exchange contracts outstanding as of December 25, 2021, a 10% appreciation or devaluation of the U.S. Dollar compared to the level of foreign currency exchange rates for currencies under contract as of December 25, 2021, would result in a net increase and decrease, respectively, of approximately $14 million in the fair value of these contracts.
Net Investment Hedges
We are exposed to adverse foreign currency exchange rate movements related to our net investment hedges. As of December 25, 2021, we have multiple fixed to fixed cross-currency swap agreements with aggregate notional amounts of $4 billion to hedge our net investment in Euro-denominated subsidiaries and $194 million to hedge our net investments in Japanese Yen-denominated subsidiaries against future volatility in the exchange rates between the U.S. Dollar and this currency. Under the term of these contracts, we will exchange the semi-annual fixed rate payments on U.S. denominated debt for fixed rate payments of 0% to 4.457% in Euros and 0% to 3.408% in Japanese Yen. Based on the net investment hedges outstanding as of December 25, 2021, a 10% appreciation or devaluation of the U.S. Dollar compared to the level of foreign currency exchange rates for currencies under contract as of December 25, 2021, would result in a potential net increase or decrease upon settlement of approximately $511 million in the fair value of this contract. Certain of these contracts include mandatory early termination dates between August 2025 and February 2026, while the remaining contracts have maturity dates between May 2024 and February 2051. In addition, certain other contracts are supported by a credit support annex (“CSA”) which provides for collateral exchange with the earliest effective date being November 2023. If the outstanding position of a contract exceeds a certain threshold governed by the aforementioned CSA’s, either party is required to post cash collateral.
Interest Rate Risk
We are exposed to interest rate risk in relation to borrowings outstanding under our 2018 Term Loan Facility, our Credit Facility, our Hong Kong Credit Facility, our Japan Credit Facility and our Versace Credit Facilities. Our 2018 Term Loan Facility carries interest at a rate that is based on LIBOR. Our 2018 Credit Facility carries interest rates that are tied to LIBOR and the prime rate, among other institutional lending rates (depending on the particular origination of borrowing), as further described in Note 9 to the accompanying consolidated financial statements. Our Hong Kong Credit Facility carries interest at a rate that is tied to the Hong Kong Interbank Offered Rate. Our China Credit Facility carries interest at a rate that is tied to the People’s Bank of China’s Benchmark lending rate. Our Japan Credit Facility carries interest at a rate posted by the Mitsubishi UFJ Financial Group. Our Versace Credit Facility carries interest at a rate set by the bank on the date of borrowing that is tied to the European Central Bank. Therefore, our statements of operations and comprehensive income and cash flows are exposed to changes in those interest rates. At December 25, 2021, we had $20 million borrowings outstanding under our Revolving Credit Facility, $495 million, net of debt issuance costs, outstanding under our 2018 Term Loan Facility and no borrowings outstanding under our Versace Credit Facilities. At March 27, 2021, we had no borrowings outstanding under our Revolving Credit Facility, $865 million, net of debt issuance costs, outstanding under our 2018 Term Loan Facility and no borrowings outstanding under our Versace Credit Facility. These balances are not indicative of future balances that may be outstanding under our revolving credit facilities that may be subject to fluctuations in interest rates. Any increases in the applicable interest rate(s) would cause an increase to the interest expense relative to any outstanding balance at that date.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) as of December 25, 2021. This evaluation was performed based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), the 2013 Framework. Based on this assessment, our CEO and CFO concluded that our disclosure controls and procedures as of December 25, 2021 are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended December 25, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are involved in various routine legal proceedings incident to the ordinary course of our business. We believe that the outcome of all pending legal proceedings, in the aggregate, will not have a material adverse effect on our business, results of operations and financial condition.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
The following table provides information of the Company’s ordinary shares repurchased or withheld during the three months ended December 25, 2021:

	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Remaining Dollar Value of Shares That May Be Purchased Under the Programs (in millions) (1)
September 26 – October 23	—	$—	—	$250
October 24 – November 20	598,066	$63.23	598,066	$962
November 21 – December 25	2,623,903	$61.81	2,623,903	$800
	3,221,969		3,221,969

(1)During the first quarter of Fiscal 2022, the Company reinstated its $500 million share repurchase program, which had been previously suspended in response to the impact of the COVID-19 pandemic. Subsequently, on November 3, 2021, the Company announced that its Board of Directors had terminated the Company’s existing $500 million share repurchase program, which had $250 million of availability remaining at the time, and authorized a new share repurchase program pursuant to which the Company may, from time to time, repurchase up to $1.0 billion of its outstanding ordinary shares within a period of two years from the effective date of the program. The Company continues to have in place a “withhold to cover” repurchase program, which allows the Company to withhold ordinary shares from certain executive officers and directors to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards.

ITEM 5. OTHER INFORMATION

This Item 5 is being filed solely to update the Item 9B disclosure included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 27, 2021, filed with the SEC on May 26, 2021, in order to provide the amount of any material charges relating to the Capri Retail Store Optimization Program by major type of cost that the Company believes are now determinable.

As previously announced, the Board of Directors of the Company approved the Capri Retail Store Optimization Program to improve the profitability of its retail store fleet. As part of the Capri Retail Store Optimization Program, the Company intends to close approximately 170 of its retail stores throughout Fiscal 2021 and Fiscal 2022. The company initially expected to incur approximately $75 million of one-time costs related to this program, but now expects total one-time costs of approximately

$25 million, including lease termination and other store closure costs, the majority of which are expected to result in future cash expenditures.

During the three and nine months ended December 25, 2021, the Company closed 13 and 39 of its retail stores, respectively, which have been incorporated into the Capri Retail Store Optimization Program. Net restructuring charges recorded in connection with the Capri Retail Store Optimization Program during the three and nine months ended December 25, 2021 were $10 million and $6 million, respectively.
The exact amounts and timing of the remaining Capri Retail Optimization Program charges and future cash expenditures associated therewith are undeterminable at this time. The Company will either disclose in a Current Report on Form 8-K, or disclose in another periodic filing with the U.S. Securities and Exchange Commission, the amount of any material charges relating to the Capri Retail Optimization Program by major type of cost once such amounts or range of amounts are determinable.
This disclosure is intended to satisfy the requirements of Item 2.05 of Form 8-K.

ITEM 6. EXHIBITS
a. Exhibits
Please refer to the accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 2, 2022.

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

101.1
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended December 25, 2021 formatted in Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.