Form 10-K
period 2022-04-02
Capri Holdings Ltd
filed 2022-06-01
CIK 1530721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 2, 2022
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
The aggregate market value of the registrant’s voting and non-voting ordinary shares held by non-affiliates of the registrant was $7,510,364,310 as of September 24, 2021, the last business day of the registrant’s most recently completed second fiscal quarter based on the closing price of the ordinary shares on the New York Stock Exchange.
As of May 24, 2022, Capri Holdings Limited had 142,809,964 ordinary shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive Proxy Statement, which will be filed in June 2022, for the 2022 Annual Meeting of the Shareholders.

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including documents incorporated herein by reference, contains statements which are, or may be deemed to be, “forward-looking statements.” Forward-looking statements are prospective in nature and are not based on historical facts, but rather on current expectations and projections of the management of Capri Holdings Limited (the “Company”) about future events. All statements other than statements of historical facts included in this Annual Report on Form 10-K, including documents incorporated herein by reference, may be forward-looking statements. Forward-looking statements include information concerning the Company’s goals, future plans and strategies, including with respect to environmental, social and governance (“ESG”) goals, initiatives and ambitions as well as the Company’s possible or assumed future results of operations, including descriptions of its business strategy. Without limitation, any statements preceded or followed by or that include the words “plans”, “believes”, “expects”, “intends”, “will”, “should”, “could”, “would”, “may”, “anticipates”, “might” or similar words or phrases, are forward-looking statements. These forward-looking statements are not guarantees of future financial performance. Such forward-looking statements involve known and unknown risks and uncertainties that could significantly affect expected results and are based on certain key assumptions, which could cause actual results to differ materially from those projected or implied in any forward-looking statements. These risks, uncertainties and other factors include the impact of the COVID-19 pandemic, levels of cash flow and future availability of credit, compliance with restrictive covenants under the Company’s credit agreement, the Company’s ability to integrate successfully and to achieve anticipated benefits of any acquisition and to successfully execute our growth strategies; the risk of disruptions to the Company’s businesses; risks associated with operating in international markets and our global sourcing activities, including disruptions or delays in manufacturing or shipments; the risk of cybersecurity threats and privacy of data security breaches; the negative effects of events on the market price of the Company’s ordinary shares and its operating results; significant transaction costs; unknown liabilities; the risk of litigation and/or regulatory actions related to the Company’s businesses; fluctuations in demand for the Company’s products; levels of indebtedness (including the indebtedness incurred in connection with acquisitions); the timing and scope of future share buybacks, which may be made in open market or privately negotiated transactions, and are subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors, and which share repurchases may be suspended or discontinued at any time, the level of other investing activities and uses of cash; changes in consumer traffic and retail trends; high consumer debt levels, recession and inflationary pressures; loss of market share and industry competition; fluctuations in the capital markets; fluctuations in interest and exchange rates; the occurrence of unforeseen epidemics and pandemics, disasters or catastrophes; extreme weather conditions and natural disasters; political or economic instability in principal markets; adverse outcomes in litigation; and general, local and global economic, political, business and market conditions including acts of war and other geopolitical conflicts; as well as those risks set forth in the Company’s filings with the U.S. Securities and Exchange Commission (the “SEC”), including in this Annual Report on Form 10-K, particularly under “Item 1A. Risk Factors” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company disclaims any obligation to update or revise any forward-looking statements contained herein other than in accordance with legal and regulatory obligations.

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

Risks Related to Macroeconomic Conditions
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

Risks Related to Our Business
•we face risks associated with operating globally and our strategy to continue to expand internationally;
•our business is subject to risks inherent in global sourcing activities, including disruptions or delays in manufacturing or shipments;
•our retail stores are heavily dependent on the ability and desire of consumers to travel and shop and a decline in consumer traffic could have a negative effect on our comparable store sales and store profitability resulting in impairment charges, which could have a material adverse effect on our business, results of operations and financial condition;
•recent changes in our executive management team, the departure of key employees or our failure to attract and retain qualified personnel could have a material adverse effect on our business;
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
•our wholesale business could suffer as a result of consolidations, liquidations, restructurings and other ownership changes;
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
•we are subject to risks associated with leasing retail space subject to long-term and non-cancelable leases. We may be unable to renew leases at the end of their terms. If we close a leased retail space, we remain obligated under the applicable lease;
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
•we primarily use foreign manufacturing contractors and independent third-party agents to source our finished goods;
•as we outsource functions, we will become more dependent on the third parties performing these functions;
•our business is susceptible to the risks associated with climate change and other environmental impacts which could negatively affect our business and operations; and
•our industry is subject to significant pricing pressure caused by many factors which may cause our profitability and gross margins in the future to be materially lower than our expectations.

Risks Related to Information Technology and Data Security
•privacy breaches and other cyber security risks related to our business could negatively affect our reputation, credibility and business; and
•a material delay or disruption in our information technology systems or e-commerce websites or our failure or inability to upgrade our information technology systems precisely and efficiently could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Legal and Regulatory
•if we fail to comply with labor laws or collective bargaining agreements, or if our independent manufacturing contractors fail to use acceptable, ethical business practices, our business and reputation could suffer;
•we may be unable to protect our trademarks, copyrights and other intellectual property rights, and others may allege that we infringe upon their intellectual property rights;
•we self-insure certain risks and may be impacted by unfavorable claims experience; and

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

PART I
Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Capri”, “we”, “us”, “our”, “the Company”, “our Company” and “our business” refer to Capri Holdings Limited and its consolidated subsidiaries. References to our stores, retail stores and retail segment include all of our full-price retail stores (including concessions), our e-commerce websites and outlet stores. The Company utilizes a 52 to 53 week fiscal year and the term “Fiscal Year” or “Fiscal” refers to that 52-week or 53-week period. The fiscal year ending on April 2, 2022 (“Fiscal 2022”) contains 53 weeks and the fiscal years ending on March 27, 2021 and March 28, 2020 (“Fiscal 2021” and “Fiscal 2020”, respectively) contain 52 weeks. The Company’s Fiscal 2023 is a 52-week period ending April 1, 2023. Some differences in the numbers in the tables and text throughout this annual report may exist due to rounding.

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
Jimmy Choo
Our Jimmy Choo brand offers a distinctive, glamorous and fashion-forward product range, enabling it to develop into a leading global luxury accessories brand, whose core product offering is women’s luxury shoes, complemented by accessories, including handbags, small leather goods, jewelry, scarves and belts, as well as men’s luxury shoes and accessory business. In addition, certain categories, such as fragrance and eyewear, are produced under licensing agreements. Jimmy Choo’s design team is led by Sandra Choi, who has been the Creative Director for the brand since its inception in 1996. Jimmy Choo products are unique, instinctively seductive and chic. The brand offers classic and timeless luxury products, as well as innovative products that are intended to set and lead fashion trends. Jimmy Choo is represented through its global store network, its e-commerce sites, as well as through the most prestigious department and specialty stores worldwide.
Michael Kors
Our Michael Kors brand was launched over 40 years ago by Michael Kors, a world-renowned designer, whose vision has taken the Company from its beginnings as an American luxury sportswear house to a global accessories, footwear and ready-to-wear company with a global distribution network that has presence in over 100 countries through Company-operated retail stores and e-commerce sites, leading department stores, specialty stores and select licensing partners. Michael Kors is a highly recognized luxury fashion brand in the Americas and Europe with growing brand awareness in other international markets. Michael Kors features distinctive designs, materials and craftsmanship with a jet-set aesthetic that combines stylish elegance and a sporty attitude. Michael Kors offers three primary collections: the Michael Kors Collection luxury line, the MICHAEL Michael Kors accessible luxury line and the Michael Kors Mens line. The Michael Kors Collection establishes the aesthetic authority of the entire brand and is carried by select retail stores, our e-commerce sites, as well as in the finest luxury department stores in the world. MICHAEL Michael Kors has a strong focus on accessories, in addition to offering footwear and ready-to-wear, and addresses the significant demand opportunity in accessible luxury goods. We have also been developing our men’s business in recognition of the significant opportunity afforded by the Michael Kors brand’s established fashion authority and the expanding men’s market. Taken together, our Michael Kors collections target a broad customer base while retaining our premium luxury image.
Our Segments
We operate in three reportable segments as follows:
•Versace — accounted for approximately 19% of our total revenue in Fiscal 2022 and includes worldwide sales of Versace products through 209 retail stores (including concessions) and e-commerce sites, through 803 wholesale doors (including multi-brand stores), as well as through product and geographic licensing arrangements.
•Jimmy Choo — accounted for approximately 11% of our total revenue in Fiscal 2022 and includes worldwide sales of Jimmy Choo products through 237 retail stores (including concessions) and e-commerce sites, through 446 wholesale doors (including multi-brand stores), as well as through product and geographic licensing arrangements.
•Michael Kors — accounted for approximately 70% of our total revenue in Fiscal 2022 and includes worldwide sales of Michael Kors products through 825 retail stores (including concessions) and e-commerce sites, through 2,742 wholesale doors, as well as through product and geographic licensing arrangements.
In addition to these reportable segments, we have certain corporate costs that are not directly attributable to our brands and, therefore, are not allocated to segments. Such costs primarily include certain administrative, corporate occupancy, shared service and information systems expenses, including Enterprise Resource Planning (“ERP”) system implementation costs and Capri transformation program costs. In addition, certain other costs are not allocated to segments, including restructuring and other charges, impairment costs, COVID-19 related charges, charitable donations and the war in Ukraine. The segment structure is consistent with how our chief operating decision maker plans and allocates resources, manages the business and assesses performance. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. For additional financial information regarding our segments and corporate unallocated expenses, see Note 19 to the accompanying consolidated financial statements for additional information.
Industry
We operate in the global personal luxury goods industry. Through 2019, the personal luxury goods market grew at a mid-single digit rate over the past 20 years, with more recent growth driven by stronger Chinese demand from both international and local consumers and demographic and socioeconomic shifts resulting in younger consumers purchasing more luxury goods. Then, in 2020, due to the impact of the COVID-19 crisis, the personal luxury goods market declined 22%. According to Bain*, the personal luxury goods market returned to 2019 levels in 2021, and the market is predicted to increase at a 10% compound annual growth rate between 2020 and 2025. Future growth will be driven by e-commerce, Chinese consumers and younger generations. By 2025, Bain studies estimate that approximately 30% of personal luxury goods sales will occur online, Chinese consumers will represent nearly half of total global personal luxury goods sales and Gen Z and Gen Y combined will make up at least two-thirds of the market. As the personal luxury goods market continues to evolve, Capri is committed to creating engaging luxury experiences globally. In our view, increased customer engagement and tailoring merchandise to customer shopping and communication preferences are key to growing market share. We believe that our innovative and luxurious product offerings and customer engagement initiatives across all three brands position us to capitalize on the continued growth of the global personal luxury goods industry.
*Bain – Altagamma Luxury Goods Worldwide Market Study, Fall 2021 (November 11, 2021). These studies were prepared by Bain & Company and Altagamma and can be obtained free of charge or at a nominal cost by contacting Bain & Company’s media contacts at aliza.medina@bain.com or dan.pinkney@bain.com. While we believe that each of these studies and publications is reliable, we have not independently verified market and industry data from third-party sources.
Geographic Information
We generate revenue globally through our three reportable segments, as described above. We sell our Versace, Jimmy Choo and Michael Kors products through retail and wholesale channels in three principal geographic markets: the Americas (United States, Canada and Latin America), EMEA (Europe, Middle East and Africa) and Asia (Asia and Oceania). We also have wholesale arrangements pursuant to which we sell products to geographic licensees. In addition, we have licensing agreements through which we license to third parties the use of our Versace, Jimmy Choo and Michael Kors brand names and trademarks, certain production rights and sales and/or distribution rights with respect to our brands.

The following table details our revenue by segment and geographic location (in millions):

	Fiscal Years Ended
	April 2, 2022	March 27, 2021	March 28, 2020
Versace revenue - the Americas	$408	$201	$186
Versace revenue - EMEA	425	276	420
Versace revenue - Asia	255	241	237
Total Versace revenue	1,088	718	843
Jimmy Choo revenue - the Americas	175	102	107
Jimmy Choo revenue - EMEA	229	146	282
Jimmy Choo revenue - Asia	209	170	166
Total Jimmy Choo revenue	613	418	555
Michael Kors revenue - the Americas	2,627	1,869	2,822
Michael Kors revenue - EMEA	835	607	821
Michael Kors revenue - Asia	491	448	510
Total Michael Kors revenue	3,953	2,924	4,153

Total revenue - the Americas	3,210	2,172	3,115
Total revenue - EMEA	1,489	1,029	1,523
Total revenue - Asia	955	859	913
Total revenue	$5,654	$4,060	$5,551

Competitive Strengths
We believe that the following strengths differentiate us from our competitors:
Global Fashion Luxury Group Led by a World-Class Management Team and Renowned Designers. We are a global fashion luxury group, consisting of three iconic brands defined by fashion luxury products with a reputation for world-class design and innovation. The design leadership of our founder-designers Donatella Versace, Sandra Choi and Michael Kors is a unique advantage that we possess. Our founder-led design teams are supported by our senior management team with extensive experience across a broad range of disciplines in the retail industry, including design, sales, marketing, public relations, merchandising, real estate, supply chain and finance. With an average of 25 years of experience in the retail industry, including at a number of public companies, and an average of 19 years experience with our brands, our senior management team has strong creative and operational experience and a successful track record.
For over 20 years, Donatella Versace has been the Artistic Director, molding Versace’s iconic style. A true visionary with an intuition for how to blend fashion, design and culture, Donatella continues to honor the rich and storied Versace heritage founded in 1978, while constantly evolving and adapting the luxury house to ensure the brand’s continued relevance. Donatella’s most recent collections for Versace are a testament to her bold and fearless design vision that celebrate Versace’s Italian heritage and unapologetic glamour. Versace designs have been worn by the world’s most famous celebrities and most sought-after super models.
Jimmy Choo’s design team is led by Sandra Choi, who has been the Creative Director for the Jimmy Choo brand since its inception in 1996. Jimmy Choo products are glamourous and daring. The Jimmy Choo brand offers classic and timeless luxury products, as well as innovative products that are intended to set and lead fashion trends. Jimmy Choo’s products have a strong red carpet presence and are often worn by global celebrities.
The Michael Kors brand was launched over 40 years ago by Michael Kors, a world-renowned designer, who is responsible for conceptualizing and directing the design of our Michael Kors brand products. We believe that the Michael Kors brand name has become synonymous with luxurious fashion that is timeless and elegant, expressed through the brand’s sophisticated accessories and ready-to-wear collections. Each of our Michael Kors brand collections exemplifies the jet-set lifestyle and features high quality designs, materials and craftsmanship. Michael Kors has received a number of awards, which recognize the contribution he and his team have made to the fashion industry and our Company. Some of the most widely recognized global trendsetters and celebrities wear our Michael Kors brand collections.
Expertise in the Accessories Category. We have strong group expertise in accessories. The strength of our Michael Kors luxury collection and our accessible luxury MICHAEL Michael Kors line have allowed us to expand our brand awareness and position Michael Kors as one of the leading global luxury brands in the accessories product categories. Capitalizing on the success of our accessories product category, we continue to further develop the accessories businesses for Jimmy Choo and Versace, bringing our accessories expertise, including our product category knowledge, our merchandising best practices and our substantial group buying power to these brands. Our goal is to increase Versace’s women’s and men’s accessories penetration from 20% of revenues in Fiscal 2022 to 50% of Versace’s revenues over time and to increase Jimmy Choo’s women’s accessories penetration from approximately 20% of revenues in Fiscal 2022 to 30% of Jimmy Choo’s revenues over the next few years and to 50% over time.

Exceptional Retail Store Footprint. Versace operates in three primary retail formats: boutiques, outlet and e-commerce. We operated 209 Versace retail stores as of April 2, 2022 in some of the most fashionable cities and the most sought-after shopping destinations around the world. During Fiscal 2022, we completed renovations at approximately 50% of our Versace retail stores to incorporate our new store design and will continue with these renovations in Fiscal 2023. Versace’s products are distributed worldwide through a global network of highly specialized stores, which average approximately 1,800 square feet. In addition, we operate Versace e-commerce sites in the United States, certain parts of Europe and China (covering 85 countries worldwide).
We operated 237 Jimmy Choo retail stores as of April 2, 2022, in some of the most premier locations worldwide. Jimmy Choo retail stores, comprised of full-price stores and outlets, average approximately 1,400 square feet. In addition, we operate Jimmy Choo e-commerce sites in the United States, certain parts of Europe, Japan and China.
We operated 825 Michael Kors stores as of April 2, 2022 with four primary retail store formats: collection stores, lifestyle stores, outlet stores and e-commerce sites. Michael Kors collection stores are located in some of the world’s most prestigious shopping areas and average approximately 2,900 square feet in size. The Michael Kors lifestyle stores are located in some of the world’s most frequented metropolitan shopping locations and leading regional shopping centers, and average approximately 2,700 square feet in size. We also extend our reach to additional consumer groups through our outlet stores, which average approximately 4,400 square feet in size. In addition, we also operate Michael Kors e-commerce sites in North America, China, Japan, South Korea, certain parts of Europe, the Middle East, Africa and Oceania.
World-class Omni and CRM Capabilities. We have omni-channel capabilities from best-in-class digital platforms to state-of-the-art distribution facilities globally, which we leverage across businesses. As part of our plan to continue to implement omni-channel capabilities throughout our businesses, we have begun leveraging our distribution centers globally to serve multiple brands.
Strong Relationships with Premier Department Stores. We partner with leading wholesale customers, such as Macy’s, Saks Fifth Avenue, Bloomingdale’s and Holt Renfrew in North America, as well as Harrods, Harvey Nichols, Printemps, Selfridges and Galeries Lafayette in Europe. These relationships enable us to access large numbers of our key consumers in a targeted manner. Our “shop-in-shops” have specially trained staff, as well as customized fixtures, wall casings, decorative items, flooring and provide department store consumers with a more personalized shopping experience than traditional retail department store configurations. We have engaged with our wholesale customers on various initiatives and have continued to enter into supply chain partnerships designed to increase the speed at which our luxury fashion products reach the ultimate consumer. We plan to increase Versace’s and Jimmy Choo’s presence in certain luxury department stores, and for Michael Kors, we continue to optimize deliveries with the intent to drive more full-price sell-through in the wholesale channel.
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
Integrate Versace and continue to build on the brand’s luxury image. We plan to grow the Versace business to at least $2 billion in revenues over time. To achieve this goal, we plan to build on Versace’s iconic brand codes - Virtus, La Medusa and La Greca. Additionally, we will capitalize on Versace’s high brand awareness through bold and engaging consumer communication. We also plan to expand and elevate Versace’s distribution by accelerating e-commerce and omni-channel capabilities, increasing our global retail footprint to 300 retail stores and continuing to renovate the remainder of the store fleet. Finally, we plan to leverage our group’s expertise to expand Versace’s women’s and men’s accessories to 50% of the brand’s revenues over time, while maintaining Versace’s authoritative presence in women’s and men’s ready-to-wear.
Continue to execute on our strategies to grow the Jimmy Choo brand. We plan to continue to implement our growth strategies for Jimmy Choo with a goal of reaching $1 billion in revenues over time. Our overarching strategy is rooted in reinforcing the brand’s glamorous DNA through consumer experience and communications, as well as through product – from formal to casual, across accessories and footwear. Additionally, we plan to expand Jimmy Choo’s distribution by accelerating e-commerce and omni-channel developments and increasing our global retail footprint to 300 retail stores in the most fashionable shopping destinations around the world. We also have a significant opportunity to increase women’s accessories to approximately 50% of Jimmy Choo’s revenue over time by expanding the breadth of new collections. At the same time, we plan to continue to grow footwear sales by capitalizing on the success of glamour while expanding our fashion active and casual offerings.
Continue to leverage the strength of our Michael Kors brand, which remains the foundation for our fashion luxury group. Our goal is to continue to elevate Michael Kors to become a stronger and more profitable brand. We are capitalizing on high brand awareness and consumer engagement by embracing Michael Kors jet set heritage through a modern lens. Expanding our highly recognizable Signature pattern across all product categories remains a core growth strategy and our goal is to increase penetration to approximately 50% of our overall product assortments. In accessories, we continue to refresh and celebrate brand icons while evolving Signature styles with newness. Additionally, we plan to grow our men’s business by leading with accessories and maximizing our Signature brand codes. Our strategy to enhance customer experience by expanding our omni-channel capabilities also remains a key priority. Finally, we plan to double Michael Kors revenue in Asia over time.
Execute on our corporate social responsibility strategy. We believe that the success of our company is directly linked to the sustainability of the world around us. In April 2020, we shared Capri's group-wide, global corporate social responsibility (CSR) strategy, set around the environmental and social sustainability opportunities and challenges most important to our company and its stakeholders. Within each of our strategy’s three foundational pillars – Our World, Our Community, Our Philanthropy – are key CSR focus areas that guide our work in support of the United Nations Sustainable Development Goals (SDGs). Over the past year, we continued to improve the way we work in order to better the world in which we live. Our key sustainability goals, our plans for getting there, and an update on the progress we have made can be found in our annual CSR report located at www.capriholdings.com/responsibility. The content on this website and the content in our CSR reports are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.

Collections and Products
Our total revenue by major product category is as follows (in millions):

	Fiscal Years Ended
	April 2, 2022	% of Total	March 27, 2021	% of Total	March 28, 2020	% of Total
Accessories	$2,901	51.3%	$2,158	53.2%	$2,933	52.8%
Footwear	1,208	21.4%	796	19.6%	1,100	19.8%
Apparel	1,027	18.2%	720	17.7%	1,069	19.3%
Licensed product	241	4.3%	185	4.6%	222	4.0%
Licensing revenue	212	3.7%	155	3.8%	201	3.6%
Other	65	1.1%	46	1.1%	26	0.5%
Total revenue	$5,654		$4,060		$5,551

Versace
Versace is one of the leading international fashion design houses, representing the brand’s creative vision through a wide range of products. From haute-couture, to ready-to-wear, footwear, accessories and home decor, Versace delivers a unique lifestyle that welcomes customers in its elegant yet glamorous universe. Generally, Versace’s haute couture retails up to $250,000, ready-to-wear retails from $220 to $17,000, accessories retail from $55 to $3,900 and footwear retails from $300 to $4,100.

Certain product categories, such as Versace Jeans Couture, eyewear, fragrances, jewelry, watches and home furnishings, are produced under product licensing agreements. Swinger SA is the exclusive licensee for Versace Jeans Couture, Luxottica is the exclusive licensee for Versace eyewear, EuroItalia is the exclusive licensee for Versace fragrances, Vertime is the exclusive licensee for Versace watches and Poltrona Frau is the exclusive licensee for Versace home furnishings. Generally, Versace Jeans Couture retail from $45 to $2,000, Versace eyewear retails from $240 to $500, Versace fragrances retail from $50 to $400, Versace watches retail from $480 to $3,500 and Versace home furnishings, which include a variety of products, generally retails from $990 to $100,000.
Jimmy Choo
Jimmy Choo is a leading global luxury accessories brand and offers a distinctive, glamorous and fashion-forward product range, whose core product offerings are women’s luxury shoes, complemented by accessories, including handbags, small leather goods, jewelry, scarves and belts, as well as a men’s luxury shoes and accessories business. Generally, Jimmy Choo women’s and men’s luxury shoes retail from $400 to $5,500 and accessories retail from $200 to $4,500.
Certain product categories, such as Jimmy Choo fragrance and eyewear, are produced under product licensing agreements. Interparfums SA is the exclusive licensee for Jimmy Choo fragrances and Safilo SpA is the exclusive licensee for Jimmy Choo eyewear. Generally, Jimmy Choo eyewear retails from $200 to $550 and Jimmy Choo fragrances retail from $80 to $220.
Michael Kors
Michael Kors has three primary collections that offer accessories, footwear and apparel: Michael Kors Collection, MICHAEL Michael Kors and Michael Kors Mens. The three primary collections and licensed products are offered through our own Michael Kors retail stores and e-commerce businesses, in department stores around the world and by our exclusive licensees to wholesale customers in addition to select retailers. The Michael Kors Collection is a sophisticated designer collection for women based on a philosophy of essential luxury and pragmatic glamour and includes accessories, primarily handbags and small leather goods, ready-to-wear and footwear. Generally, the Michael Kors Collection women’s handbags and small leather goods retail from $300 to $6,000, footwear retails from $300 to $1,500 and ready-to-wear retails from $400 to $7,500. MICHAEL Michael Kors is the accessible luxury collection and offers women’s accessories, primarily handbags and small leather goods, as well as footwear and apparel and is carried in all of the Michael Kors lifestyle stores and leading department stores around the world. MICHAEL Michael Kors offers handbags designed to meet the fashion and functional requirements of our broad and diverse consumer base. Generally, MICHAEL Michael Kors handbags retail from $200 to $750, small leather goods retail from $50 to $250, footwear retails from $50 to $300 and apparel retails from $75 to $700. Michael Kors Mens is an innovative collection of men’s ready-to-wear, accessories and footwear with a modern American style.

Michael Kors Mens apparel generally retails from $50 to $1,000, men’s accessories generally retail from $50 to $800 and men’s footwear generally retails from $150 to $400.
Certain product categories, including watches, jewelry, eyewear and fragrance, are produced under product licensing agreements. Fossil is our exclusive licensee for Michael Kors watches and jewelry, including our Michael Kors ACCESS smartwatches and our fine jewelry line. Luxottica is our exclusive licensee for Michael Kors distinctive eyewear inspired by our collections. Estee Lauder has historically been Michael Kors exclusive women’s and men’s fragrance licensee. The Company is transitioning its fragrance business to EuroItalia during Fiscal 2023. Generally, Michael Kors fashion watches retail from $200 to $600, Michael Kors ACCESS smartwatches retail from $250 to $450, Michael Kors jewelry retails from $50 to $500, Michael Kors eyewear retails from $100 to $350 and Michael Kors fragrance and related products generally retail from $30 to $150.
Advertising and Marketing
Our marketing and advertising programs are designed to build brand awareness for each of our luxury houses as well as highlight our product offerings. We use a 360-degree marketing strategy for each of our brands to deliver a consistent message across each brand’s advertising communications, social media, celebrity dressing, special events and direct marketing activities at a national, regional and local level. Our campaigns are increasingly being executed through digital and social media platforms to drive further engagement with younger consumers.
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
We believe our renowned brand founders, as well as our high-profile brand ambassadors and well-known social media influencers across our marketing programs help expand brand awareness and drive cultural relevance.
In Fiscal 2022, we recognized approximately $329 million in advertising and marketing expenses globally. We engage in a wide range of integrated marketing programs across various marketing channels, including but not limited to email marketing, print advertising, outdoor advertising, digital marketing, social media, public relations outreach, visual merchandising and partnership marketing, in an effort to engage our existing and potential customer base and ultimately stimulate sales in a consumer-preferred shopping venue.
Our growing e-commerce businesses provide us with an opportunity to increase the size of our customer database and to communicate with our consumers to increase online and physical store sales, as well as to continue to build global brand awareness for our brands. We are continuously improving the functionalities and features on our e-commerce sites to create innovative ways to keep our brands at the forefront of consumers’ minds by offering a broad selection of products, including accessories, apparel and footwear. Since e-commerce growth is critical to our overall growth strategy, we plan to accelerate Versace’s and Jimmy Choo’s e-commerce and omni-channel development and we are also in the process of re-platforming our brands’ e-commerce sites to expand our global capabilities. See Item 1A. “Risk Factors” — “If we are unable to effectively execute our e-commerce business and provide a reliable digital experience for our customers, our reputation and operating results may be harmed.”
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
Versace has a centrally managed production model for the majority of its products, and buys raw materials and components for these products. All raw materials arrive in a central warehouse in Novara, Italy and are distributed to independent third-party manufacturing contractors after the quality control process is complete. The vast majority of Versace’s production is located in Italy. The remaining production occurs elsewhere in Europe and a small portion is produced in Asia or North Africa.

Jimmy Choo products are manufactured by independent third-party manufacturing contractors and our Italian atelier and shoe manufacturer. Most of Jimmy Choo’s products are produced by specialists in Italy, supported by other factories across Europe, with a small portion produced in Asia. Jimmy Choo has a product development facility in Florence. In addition to purchasing finished goods, Jimmy Choo also purchases raw materials for both product development and manufacturing purposes.
Michael Kors contracts for the purchase of finished goods principally with independent third-party manufacturing contractors that are generally responsible for the entire manufacturing process, including the purchase of piece goods and trim. Product manufacturing for the Michael Kors brand is allocated among third-party manufacturing contractors based on their capabilities, the availability of production capacity, pricing and delivery. For certain product categories, Michael Kors also has relationships with various agents who source finished goods with numerous manufacturing contractors on its behalf. This multi-supplier strategy provides specialized skills, scalability, flexibility and speed to market, as well as diversifies risk. In Fiscal 2022 and Fiscal 2021, one third-party buying agent sourced approximately 24% of Michael Kors finished goods purchases, based on unit volume. Michael Kors’ largest manufacturing contractor, who produces its products in Asia and who Michael Kors has worked with for approximately 20 years, accounted for the production of approximately 17% of its finished products, based on dollar volume in Fiscal 2022. Nearly all of our Michael Kors products were produced in Asia in Fiscal 2022.
The manufacturing contractors for our brands operate under the close supervision of our global manufacturing divisions and buying agents located in North America, Europe and Asia. All products are produced according to our specifications. Production staff monitors manufacturing at supplier facilities in order to correct problems prior to shipment of the final product. Quality assurance is focused on as early as possible in the production process, allowing merchandise to be received at the distribution facilities and shipped to customers with minimal interruption. See “Import Restrictions and Other Governmental Regulations” and Item 1A. “Risk Factors” — “We primarily use foreign manufacturing contractors and independent third-party agents to source our finished goods, which poses legal, regulatory, political and economic risks to our business operations.”
Our future manufacturing and sourcing strategy includes purchasing luxury manufacturing facilities in Italy to support all of our brands, pursuing manufacturing synergies across brands and securing capacity and improving our expertise in development and delivery. While the fashion design process will remain independently managed by each of our brands, we believe that in-sourcing luxury manufacturing capacity will create synergies and support expansion for our global fashion luxury group.
Distribution
Versace owns a central warehouse in Novara, Italy, managed by a third party, which acts as a global hub for Versace’s primary operations. Versace also has a leased warehouse near Novara operated by the same third party, which serves as a distribution point for other Versace lines. From these warehouses, products are shipped to regional warehouses that are operated by third parties in New Jersey, Hong Kong, Mainland China and Japan, and supports the Versace retail and e-commerce businesses. E-commerce distribution for the United States market is conducted through third party providers in New Jersey. Versace’s wholesale business is mainly serviced from three central warehouses located in Italy, the United States and Japan.
Jimmy Choo’s primary distribution facility is our Company-owned and operated distribution facility in the Netherlands. From there, products are shipped to regional warehouses in the United States, Canada, Mainland China, Hong Kong, South Korea, Japan and United Arab Emirates, largely supporting the Jimmy Choo retail and e-commerce businesses. Shipments to wholesale customers globally are made from the Netherlands and the United States, with some further local fulfillment. All of the distribution facilities utilized by Jimmy Choo are operated by third parties and are shared with other unaffiliated businesses with the exception of our distribution facility in the Netherlands. This flexible method reinforces the speed and efficiency of the supply chain and allows the business to deliver Jimmy Choo product and collections to market rapidly and in line with the industry’s fashion calendar.
Michael Kors primary distribution facility in the United States is a leased facility in Whittier, California, which is directly operated and services our Michael Kors retail stores, e-commerce site and wholesale operations in the United States. We also engage in omni-channel order fulfillment by filling online orders through our Michael Kors retail stores and through our click-and-collect service offerings. Our primary Michael Kors distribution facility in Europe is our Company-owned and operated distribution facility in the Netherlands, which supports our European operations for our Michael Kors brand, including our European e-commerce sites. We also have a regional Michael Kors distribution center in Canada, which is leased, as well as regional Michael Kors distribution centers in New Jersey, Mainland China, Hong Kong, Japan, South Korea and Taiwan, which are operated by third-parties.

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
Information Systems
Each of our three brands currently operates using their legacy systems for finance and accounting, supply chain, inventory control, point-of-sale transactions, store replenishment and other functions. Our long-term strategy includes consolidating certain systems across our brands over time to create operational efficiencies. During Fiscal 2020, we embarked on a multi-year ERP implementation to conform various processes onto one global system that would support certain finance, accounting and operational functions. The implementation of the ERP requires a significant investment in human and financial resources. As a result of COVID-19 and our need to significantly reduce our capital expenditures in order to protect our liquidity and cash flows, we temporarily suspended our ERP project. Certain phases of the project have resumed as of the fourth quarter of Fiscal 2021 and a portion of the system will go live in Fiscal 2023. See Item 1A. “Risk Factors” — “A material delay or disruption in our information technology systems or e-commerce websites or our failure or inability to upgrade our information technology systems precisely and efficiently could have a material adverse effect on our business, results of operations and financial condition.”
Human Capital Management
At Capri Holdings, we strive to create workplaces where our employees and the workers across our supply chain thrive. Through our benefits packages, learning and development programs, focus on diversity and inclusion, wellness programs and supply chain empowerment initiatives, we continue to make significant investments in our Capri community.
Governance and Oversight. Our Board of Directors has delegated oversight of matters relating to human capital management, including compensation, learning and development and diversity and inclusion to our Compensation and Talent Committee. Our Compensation and Talent Committee receives regular updates on our talent development strategies and other applicable areas of human capital management.
Employee Profile. At the end of Fiscal 2022, 2021 and 2020, we had approximately 14,600, 13,800 and 17,000 total employees, respectively. As of April 2, 2022, we had approximately 9,700 full-time employees and approximately 4,900 part-time employees. Approximately 11,000 of our employees were engaged in retail selling and administrative positions and our remaining employees were engaged in other aspects of our business as of April 2, 2022. As of April 2, 2022, we have approximately 2,600 employees covered by collective bargaining agreements in certain European countries. We consider our relations with both our union and non-union employees to be good.
Benefits and Compensation. We maintain comprehensive benefits and compensation packages to attract, retain and recognize our employees. Our health and welfare benefit program is designed to provide a wide range of benefits to meet the health care, financial, work/life and mental wellbeing needs of eligible employees. Benefits include, among others, medical, dental and vision plans, life insurance, short and long-term disability coverage, retirement plans (with matching contributions where applicable), paid parental leave for all parents, gender reassignment coverage and fertility support benefits in the United States, and a wellness program focused on mental wellbeing, including several digital therapeutic programs to assist with therapy, anxiety and worry and sleep. We also offer employees paid time off, including to volunteer with select charitable organizations, to get the COVID-19 vaccine and to quarantine in accordance with government or health organization recommended quarantine guidelines (in addition to any COVID-19 mandated paid sick leave at the federal, state, or local level). Employees are also entitled to discounts on our merchandise.

Learning and Development. We honor our employees through our dedication to development. In 2022, we launched a new leadership development program for our mid-level management centered around the facets of Emotional Intelligence, to help our employees succeed in our changed and everchanging global environment. Additionally, we have implemented a new Learning Management System (LMS), which has allowed us to extend access to development resources to an even broader employee population. Dating back to the program’s inception in 2015, a majority of our senior leaders have participated in an executive leadership development program offered in partnership with the Center for Creative Leadership, and more than 800 of our people managers have participated in leadership development programs. These programs are aimed at equipping our leaders with strategies to effectively navigate and drive change, and to build and strengthen cross-functional relationships. All full-time employees also participate in a formal performance review process annually, and receive annual trainings on important topics including compliance, ethics and integrity, respect in the workplace and information security as a part of our efforts to maintain a safe, positive and inclusive work environment.
To build on the diversity and inclusion trainings that we implemented in Fiscal 2021 to address unconscious bias, microaggressions and workplace diversity, sensitivity, and inclusion, in Fiscal 2022 we added Diversity & Inclusion training workshops for our senior leaders to attend live with peers across all functions of the organization.
Diversity and Inclusion. Diversity and inclusion are embedded in our DNA. We foster an inclusive environment where employees, vendors and customers of diverse backgrounds are respected, valued and celebrated. We are proud of our commitment to diversity, equality and inclusion, and will continue to advance these principles through meaningful short and long term actions across the globe. Our commitment to diversity and inclusion is supported by three pillars:
Capri Culture - Our commitment to diversity extends beyond representation. We aim to build an inclusive space where all employees have the opportunity to realize their full potential and excel, while contributing to our success in a meaningful way.
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

In Fiscal 2022, we continued our commitment to fostering a diverse and inclusive workplace. We launched our Ambassador Program with 43 active members. Our Diversity and Inclusion (“D&I”) ambassadors act as additional D&I champions that will help communicate, promote, and cascade D&I goals and initiatives to our Capri Community. In addition, we submitted data to the Human Rights Campaign’s Corporate Equality Index, a United States benchmarking tool measuring policies, practices and benefits pertinent to LGBTQ+ employees, and scored an 90 out of 100 earning a Best Place to Work for LGBTQ+ Equality designation. We also signed the Black In Fashion Council’s pledge to raise the percentage of Black employees in executive- and junior-level positions within our organization. Capri is also proud to partner with a wide array of organizations and pledges in furtherance of driving equality, including: The CEO Action for Diversity & Inclusion, Cristo Rey, Open To All, and Pride in Fashion. Finally, Capri launched its first employee resource group focused on the LGBTQ+ community within Capri, Pride@Capri.
Through The Capri Holdings Foundation for the Advancement in Diversity in Fashion, we are driving diversity, inclusion and equality throughout the fashion industry by working collaboratively with colleges and high schools to create meaningful opportunities in fashion for underrepresented communities. In Fiscal 2022, the Foundation announced an expansive new scholarship program in partnership with the Fashion Institute of Technology (FIT), Howard University, PENSOLE Academy and Central Saint Martins – University of the Arts London. Over the next four years, the Foundation will fund scholarships for nearly 100 students from historically underrepresented communities pursuing degrees in fashion and merchandising across these four educational institutions.

Well-being and Safety. Everyone working on behalf of our Company is entitled to work in a safe environment while maintaining their health and well-being. Capri’s global safe workplace program, which includes employee traveler and emergency response alerts, raises awareness and provides safety resources tailored for workers in different work environments – from our distribution centers to our retail stores. In addition, as we continue to navigate the COVID-19 pandemic, we continue to prioritize the safety of our employees and our customers and to do our part to help stop the spread within our communities. We enhanced health and safety protocols at our retail stores, distribution centers and corporate offices, adhered to social distancing measures and provided contact-free shopping opportunities when safe to do so. As the landscape of this pandemic evolves, we continue to adapt and enforce safety protocols at our retail stores, distribution centers and corporate offices. The COVID-19 pandemic also changed the way we work with many of our corporate employees working remotely during the pandemic. While we have welcomed employees back to work, we continue to explore flexible work options and have implemented a hybrid working environment. Beyond the threat COVID-19 has posed to physical health and the way we work, we also recognize the significant impact the pandemic has had on our employees’ overall well-being. We have significantly expanded our Thrive global wellness program, designed to inspire employees to improve their physical, emotional, and financial well-being.

Supply Chain Empowerment. Our community extends beyond our direct employees and our corporate social responsibility program drives us toward greater engagement with our suppliers. We are dedicated to conducting our operations throughout the world on principles of ethical business practice and recognition of the dignity of workers. Through our Code of Conduct for Business Partners and Factory Social Compliance Program, we partner with our suppliers on important human rights, health and safety, environmental and compliance issues. Capri is also signatory to the UN Women’s Empowerment Principles, and partnered with the Fashion Makes Change campaign to support the empowerment and education of women in the fashion supply chain.
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
Import Restrictions and Other Governmental Regulations
Virtually all of our imported products are subject to duties which may impact the costs of such products. In addition, countries to which we ship our products may impose safeguard quotas to limit the quantity of products that may be imported. We utilize free trade agreements and other supply chain initiatives in order to maximize efficiencies and cost savings relating to product importation. For example, we have historically received benefits from duty-free imports on certain products from certain countries pursuant to the United States. Generalized System of Preferences (“GSP”) program. The GSP program expired on December 31, 2020. If the GSP program is not renewed or otherwise made retroactive, we will continue to experience significant additional duties and our gross margin will continue to be negatively impacted. Additionally, we are subject to government regulations relating to importation activities, including related to United States. Customs and Border Protection (“CBP”) withhold release orders. The imposition of taxes, duties and quotas, the withdrawal from or material modification to trade agreements and/or if CBP detains shipments of our goods pursuant to a withhold release order could have a material adverse effect on our business, results of operations and financial condition. If additional tariffs or trade restrictions are implemented by the United States or other countries, the cost of our products could increase which could adversely affect our results of operations and financial condition. Additionally, we are subject to government regulations relating to product labeling, testing and safety. We maintain a global customs and product compliance organization to help manage our import and related regulatory activity.
Corporate Social Responsibility (“CSR”)
In April 2020, we shared Capri's group-wide, global CSR strategy, set around the environmental and social sustainability opportunities and challenges most important to our company and its stakeholders relating to environmental sustainability and climate change, human rights, diversity and inclusion, and philanthropy. Our CSR strategy is divided into three foundational pillars:

•Our World – We believe that the success of our Company is directly linked to the sustainability of the world around us. Our brands strive to create the highest quality luxury products with longevity and sustainability in mind. We endeavor to operate responsibly in order to lower our impact on the planet.

•Our Community – We believe we have a responsibility to those who work with us. Our Company strives to create inclusive workplaces where all of our employees are empowered and respected. We are committed to creating meaningful opportunities for our diverse Capri community to grow.

•Our Philanthropy – Giving back is embedded in Capri’s culture. We are dedicated to supporting and driving positive change in the communities where we live and work.

Within each of our three foundational pillars are key CSR focus areas that guide our work in support of the United Nations Sustainable Development Goals (SDGs).

Our sustainability governance model includes a multi-level structure to ensure our Board of Directors, executive management team and business leaders across our brands are aligned on the most important ESG risks and opportunities for Capri. The Board has delegated oversight of ESG activities to the Governance, Nominating and CSR Committee. On at least an annual basis, our sustainability goals and action plans are presented to the Governance, Nominating and CSR Committee for review and approval, along with CSR progress updates which are presented quarterly.

Additional information can be found at www.capriholdings.com/responsibility. The content on this website and the content in our CSR reports are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.
Available Information
Our investor website can be accessed at www.capriholdings.com. The content of our website is not incorporated by reference into this Annual Report on Form 10-K. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with or furnished to the SEC pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website under the caption “Financials” and then “SEC Filings” promptly after we electronically file such materials with, or furnish such materials to, the SEC. No information contained on our website is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K. Information relating to corporate governance at our Company, including our Corporate Governance Guidelines, our Code of Business Conduct and Ethics for all directors, officers, and employees, and information concerning our directors, Committees of the Board, including Committee charters, and transactions in Company securities by directors and executive officers, is available at our website under the captions “Governance” and “Financials” and then “SEC Filings.” Paper copies of these filings and corporate governance documents are available to shareholders free of charge by written request to Investor Relations, Capri Holdings Limited, 33 Kingsway, London, United Kingdom, WC2B 6UF. Documents filed with the SEC are also available on the SEC’s website at www.sec.gov.

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
Risks Related to Macroeconomic Conditions
The COVID-19 pandemic may continue to have a material adverse effect on our business and results of operations.
The ongoing COVID-19 pandemic has caused significant disruption to the global economy, consumer spending and behavior, tourism and to financial markets. While the overall COVID-19 situation appears to be improving, our business and operating results may be negatively impacted if the virus worsens or mutates, if vaccination efforts are unsuccessful and/or if regions or countries take further actions to contain the virus (including additional extended lock-downs and travel restrictions), among others. We continue to monitor the latest developments regarding the pandemic and have made certain assumptions about the pandemic for purposes of our business and operating results, including assumptions regarding the duration, severity and global macroeconomic impacts of the pandemic; however, the full extent of the impact of COVID-19 on our business and operating results will depend largely on future events outside of our control, including the duration and severity of the pandemic and the success of vaccination efforts, new information concerning the virus or variants of the virus, actions different states, regions or countries may take to contain the virus (including extended lock-downs and travel restrictions) and the economic impacts of the pandemic, including recent inflationary pressures, among others.
As a result of the COVID-19 pandemic, and in response to government orders and proactive decisions we have made to protect the health and safety of our employees, consumers and communities, at various points during the course of the pandemic, we temporarily closed almost all of our retail stores globally and furloughed all of our retail store employees in North America and many of our retail personnel elsewhere for an extended period of time. While most of our stores have reopened, we may face new, longer term store closure requirements and other operational restrictions with respect to some or all of our retail stores in the future. In addition, government restrictions and health and safety measures (including social distancing protocols) may prevent us from opening or limit our ability to fully operate in the ordinary course, which could materially impact our financial results. In addition, we have experienced scattered temporary store closings due to increased levels of retail associate absences and/or labor shortages. We also recently reopened our corporate offices and have implemented a hybrid work policy for many of our corporate employees and determined that some corporate functions may remain fully remote, which may also negatively affect productivity in, or otherwise result in disruptions to, parts of our business.
As a result of the impact of the ongoing COVID-19 pandemic, many of our wholesale customers have experienced, and may continue to experience, liquidity constraints or other financial difficulties, causing a reduction in the amount of merchandise purchased from us and our product licensing partners, an increase in order cancellations and/or the need to extend payment terms. Any or all of these measures could substantially reduce our revenue and have a material adverse effect on our profitability. In addition, these actions could lead to larger outstanding accounts receivable balances, delays in collection of accounts receivable, increased expenses associated with collection efforts, increases in credit losses and reduced cash flows.
Furthermore, the pandemic has impacted and continues to impact our supply chain partners, including factories that produce our product, the distribution centers that manage and ship our inventory, logistics providers and other service providers as well as the supply chains of our licensees. The current vessel container and other transportation shortages, labor shortages and port congestion globally, as well as disruptions in factory production in certain countries where we source our products has delayed, and is expected to continue to delay, inventory orders and impact product availability in our retail stores and through our e-commerce businesses as well as to our wholesale customers. As a result of these supply chain disruptions, our inventory levels and net revenue have been impacted and could continue to be impacted in future periods. We have also incurred, and expect to continue to incur, higher freight and other logistics costs, including increased carrier rates for ocean and air shipments, and the supply chain disruptions have caused us to increase our use of air freight with greater frequency than in the past. We are also experiencing negative impacts to the pricing of certain components of our products as a result of the ongoing COVID-19 pandemic. These higher costs have caused us to increase prices and we may need to increase prices further in the future. There can be no assurance that consumers will accept these price increases or that the price increases will be sufficient to offset our higher costs.

In addition, traffic to our retail stores (and department stores and other third-party retailers that sell our products) may be adversely affected by the ongoing COVID-19 pandemic. General macroeconomic conditions resulting from the COVID-19 pandemic, including impacts of a recession or inflationary pressures may negatively impact sales in our physical retail stores, through our e-commerce business and to third-party wholesale accounts. Any significant disruption in consumer traffic, consumer behavior and/or consumer spending at our retail stores, on our e-commerce sites and/or at third-party wholesale accounts following the pandemic would result in a decrease in sales and profits and otherwise materially impact our business and financial performance.
Any or all of the foregoing could have a material adverse effect on our business results and operations.
The accessories, footwear and apparel industries are heavily influenced by general macroeconomic cycles that affect consumer spending and a prolonged period of depressed consumer spending could have a material adverse effect on our business, results of operations and financial condition.
Our business is affected by global economic conditions and the related impact on levels of consumer spending worldwide. Factors that may negatively influence consumer spending include, but are not limited to, high levels of unemployment, pandemics (such as the ongoing COVID-19 pandemic), extreme weather conditions and natural disasters, high consumer debt levels, inflationary pressures, war and global geopolitical instability (including the current war in Ukraine and related economic and other sanctions levied by the United States, European Union and others), reductions in net worth based on market declines and uncertainty, home prices, fluctuating interest and foreign currency rates and credit availability, higher fuel and energy costs, fluctuating commodity prices, taxation, political conditions and general uncertainty regarding the overall future economic environment. Purchases of discretionary luxury items, such as the accessories, footwear and apparel that we produce, tend to decline when disposable income is lower or when there are recessions, inflationary pressures or other economic uncertainty. Reduced consumer confidence and adversely impacted consumer spending patterns due to deteriorating economic conditions or geopolitical instability in any of the regions in which we operate could reduce consumer confidence, negatively impact consumer spending patterns and adversely affect our sales and results of operations.
Risks Related to Our Business
We face risks associated with operating globally and our strategy to continue to expand internationally.
We operate on a global basis, with approximately 47% of our total revenue from operations outside of the United States during Fiscal 2022. As a result, we are subject to the risks of doing business internationally, including:
•political or civil unrest, including protests and other civil disruption;
•unforeseen public health crises, such as pandemic and epidemic diseases, including the ongoing COVID-19 pandemic and any variants thereof;
•economic instability and unsettled regional and global conflicts (such as the current war in Ukraine), which may negatively affect consumer spending by foreign tourists and local consumers in the various regions where we operate;
•laws, regulations and policies of foreign governments (including sanctions and retaliatory actions by the United States, European Union and others);
•potential negative consequences from changes in taxation policies;
•natural disasters or other extreme weather events, including those attributed to climate change; and
•acts of terrorism, military actions or other conditions over which we have no control.
In addition, our current business strategies include pursuing selective international expansion in a number of countries around the world and through a number of channels. If our international expansion plans are unsuccessful, it could have a material adverse effect on our business, results of operations and financial condition. There are also some countries where we do not yet have significant operating experience, and in most of these countries we face established competitors with significantly more operating experience in those locations.
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
•disruptions, delays or reductions in shipments, including port delays and congestion, and/or capacity constraints on transportation of goods or at our factories due to COVID-19 or otherwise;
•significant increase in freight, shipping and other logistics costs, including as a result of disruptions at ports of entry;
•political or military conflict (such as the current war in Ukraine);
•heightened terrorism security concerns;
•a significant decrease in availability or an increase in the cost of raw materials or other limitations on our ability to use raw materials or goods produced in a country that is a major provider due to political, human rights, labor, environmental or other concerns;
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
•significant fluctuation of the value of the United States dollar against foreign currencies;
•restrictions on transfers of funds out of countries where our foreign licensees are located;
•compliance by our independent manufacturers and suppliers with our Supplier Code of Conduct and other applicable compliance policies;
•compliance with United States laws regarding the identification and reporting on the use of “conflict minerals” sourced from the Democratic Republic of the Congo in the Company’s products and the United States Foreign Corrupt Practices Act, U.K. Bribery Act and other global anti-corruption laws, as applicable; and
•regulation or prohibition of the transaction of business with specific individuals or entities and their affiliates or goods manufactured in certain regions, such as the listing of a person or entity as a SDN (Specially Designated Nationals and Blocked Persons) by the United States Department of the Treasury’s Office of Foreign Assets Control and the issuance of withhold release orders by CBP.
Any of the foregoing could materially and adversely affect our ability to produce or deliver our products and, as a result, have a material adverse effect on our business, financial condition and results of operations.
Our retail stores are heavily dependent on the ability and desire of consumers to travel and shop and a decline in consumer traffic could have a negative effect on our comparable store sales and store profitability resulting in impairment charges, which could have a material adverse effect on our business, results of operations and financial condition.
Reduced travel resulting from economic conditions, fuel shortages, increased fuel prices, travel restrictions, travel concerns and other circumstances, including adverse weather conditions, disease pandemics (including COVID-19), epidemics and other health-related concerns, war, terrorist attacks or the perceived threat of war or terrorist attacks, or unsettled regional and global conflicts (such as the current war in Ukraine) could have a material adverse effect on us, particularly if such events impact our customers’ desire to travel to our retail stores.
In addition, other factors that could impact the success of our retail stores include: (i) the location of the mall or the location of a particular store within the mall; (ii) the other tenants occupying space at the mall; (iii) vacancies within the mall; (iv) stores and malls having to re-close due to personnel or customer illness or further government restrictions; (v) increased competition in areas where the malls are located; (vi) the amount of advertising and promotional dollars spent on attracting consumers to the malls; and (vii) a shift toward online shopping. A decline in consumer traffic could have a negative effect on our comparable store sales and/or average sales per square foot and store profitability. If our retail stores underperform due to declining consumer traffic or otherwise and our expected future cash flows of the related underlying retail store asset do not exceed such asset’s carrying value, we may incur store impairment charges. A decline in future comparable store sales and/or store profitability or failure to meet market expectations or the occurrence of impairment charges relating to our retail store fleet could have a material adverse effect on our business, results of operations and financial condition.
Recent changes in our executive management team, the departure of key employees or our failure to attract and retain qualified personnel could have a material adverse effect on our business.
As we announced on March 7, 2022, Mr. Joshua Schulman, Chief Executive Officer of Michael Kors and expected successor Chief Executive Officer to Mr. John Idol at Capri Holdings, left the Company and Mr. Idol agreed to remain as Chairman and Chief Executive Officer. We depend on the services and management experience of executive officers who have substantial experience and expertise in our business as well as key employees involved in our design and marketing operations, including our creative officers for each of our brands, Ms. Donatella Versace, Ms. Sandra Choi and Mr. Michael Kors. Although we have entered into employment agreements with our executive officers and other key employees, we may not be able to retain the services of such individuals in the future, which may be disruptive to, or cause uncertainty in, our business and future strategic direction, particularly if we fail to ensure a smooth transition and effective transfer of knowledge. Any such disruption or uncertainty could generate a negative public perception and/or have a material adverse impact on our results of operations, financial condition, and the market price of our ordinary shares.
Competition for qualified personnel in the fashion industry is intense and turnover in the industry for retail associates is generally high and has only been exacerbated by the ongoing COVID-19 pandemic. Competitors may use aggressive tactics to recruit our employees. Our ability to attract, develop, motivate and retain employees is influenced by our ability to offer competitive compensation and benefits, employee morale, our reputation, recruitment by other employers, perceived internal opportunities, non-competition and non-solicitation agreements and macro unemployment rates. Additionally, our ability to meet our labor needs while also controlling costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation and overtime regulations. If we are unable to attract, develop, motivate and retain talented employees with the necessary skills and experience, or if changes to our organizational structure, operating results, or business model, including as a result of the ongoing COVID-19 pandemic, adversely affect morale, hiring and/or retention, we may not achieve our objectives and our results of operations could be adversely impacted.
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

E-commerce is approximately 17% of our net revenues and has been our fastest growing business over the last several years, particularly in light of the ongoing COVID-19 pandemic. The success of our e-commerce business depends, in part, on third parties and factors over which we have limited control, including changing consumer preferences and buying trends relating to e-commerce usage, both domestically and abroad, and promotional or other advertising initiatives employed by our wholesale customers or other third parties on their e-commerce sites. Any failure on our part, or on the part of our third-party digital partners, to provide attractive, reliable, secure, efficient and user-friendly e-commerce platforms could negatively impact our consumers’ shopping experience, resulting in reduced website traffic, reduced conversion, diminished loyalty to our brands and lost sales. In addition, if due to COVID-19, or otherwise, there is a change in consumer behavior such that customers shift to utilizing e-commerce more than, or even instead, of traditional brick-and-mortar stores, and we or our wholesale partners are unable to attract consumers who previously made in-store purchases to our digital commerce channels, our financial and operating results may be negatively affected.

The success of our business also depends on our ability to continue to develop and maintain a reliable digital experience for our customers. We strive to give our customers a seamless omni-channel experience both in stores and through digital technologies, such as computers, mobile phones, tablets and other devices. We also use social media to interact with our customers and enhance their shopping experience. Our inability to develop and continuously improve our digital brand engagement could negatively affect our ability to compete with other brands, which could adversely impact our business, results of operations and financial condition.

In addition, we must keep current with competitive technology trends, including the use of new or improved technology and services, creative user interfaces and other e-commerce marketing tools such as paid search and mobile applications, among others. Since e-commerce growth is critical to our overall growth strategy, we plan to accelerate Versace’s and Jimmy Choo’s e-commerce and omni-channel development and we are also in the process of re-platforming our brands’ e-commerce sites to expand our global capabilities. Implementing new or improved digital systems, services or technologies, such as new or improved e-commerce platforms, may increase our costs, cause delays in or hinder our ability to continually deliver a reliable or seamless digital experience for our customers, or cause us not to succeed in increasing sales or attracting consumers. For example, it is possible that consumers may not sign up for our loyalty program at anticipated rates if they do not find the features and benefits compelling or if they are unable to seamlessly navigate the digital experience we offer, which, in turn, may cause us not to realize the benefits that we anticipate from these programs. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales in our e-commerce business, as well as damage our reputation and brands.

Additionally, the success of our e-commerce business and the satisfaction of our consumers depend on their timely receipt of our products. The efficient flow of our products requires that our company-operated and third-party operated distribution facilities have adequate capacity to support the current level of e-commerce operations as well as any anticipated increased levels that may follow from the growth of our e-commerce business. The current vessel container and other transportation shortages, labor shortages and port congestion globally, as well as disruptions in factory production in certain countries where we source our products has delayed, and is expected to continue to delay, inventory orders and impact product availability in our channels, including our e-commerce sites, and have resulted in increased freight and logistics costs. As a result of these supply chain challenges, our inventory levels and net revenue have been impacted and could continue to be impacted in future periods. Continued shortages of inventory, disruptions or delays, significantly higher costs and longer lead times for distributing our products to our consumers could result in customer dissatisfaction, and any of these issues could have an adverse effect on our business and harm our reputation.
We may not be able to respond to changing fashion and retail trends in a timely manner, which could have a material adverse effect on our brands, business, results of operations and financial condition.
The accessories, footwear and apparel industries have historically been subject to rapidly changing fashion trends and consumer preferences. We believe that our success is largely dependent on the images of our brands and ability to anticipate and respond promptly to changing consumer demands and fashion trends in the design, styling, production, merchandising and pricing of products. Any misstep in product quality or design, executive leadership, customer services, unfavorable publicity or excessive product discounting could negatively affect the image or our brands with our customers. If we do not correctly gauge consumer needs and fashion trends and respond appropriately, consumers may not purchase our products and our brand names and the images of our brands may be impaired. Even if we react appropriately to changes in fashion trends and consumer preferences, consumers may consider our brands to be outdated or associate our brands with styles that are no longer popular or trend-setting. We have also recently begun to increase the price of our products. There can be no guarantee that consumers will accept these price increases. Any of these outcomes could have a material adverse effect on our brands, business, results of operations and financial condition.
Increased scrutiny from investors and others regarding our corporate social responsibility initiatives, including environmental, social and other matters of significance relating to sustainability, could result in additional costs or risks and adversely impact our reputation.
Investor advocacy groups, certain institutional investors, investment funds, other market participants, shareholders and customers have increasingly focused on ESG or “sustainability” practices of companies. These parties have placed increased importance on the implications of the social cost of their investments. If our ESG practices do not meet investor or other industry stakeholder expectations and standards, which continue to evolve, our brand, reputation and customer and employee retention may be negatively impacted. Any sustainability report that we publish or other sustainability disclosure we make may include our policies and practices on a variety of social and ethical matters, including corporate governance, environmental compliance, employee health and safety practices, human capital management, product quality, supply chain management and workforce inclusion and diversity. It is possible that stakeholders may not be satisfied with our ESG practices or the speed of adoption. We could also incur additional costs and require additional resources to monitor, report and comply with various ESG practices and various legal, legislative and regulatory requirements. Also, our failure, or perceived failure, to meet the standards included in any sustainability disclosure could negatively impact our reputation, employee retention and the willingness of our customers and suppliers to do business with us.
Our wholesale business could suffer as a result of consolidations, liquidations, restructurings and other ownership changes.
As a result of the ongoing COVID-19 pandemic, many of our wholesale customers have experienced, and may continue to experience, liquidity constraints or other financial difficulties, causing a reduction in the amount of merchandise purchased from us and our product licensing partners, an increase in order cancellations and/or the need to extend payment terms. Any or all of these measures could substantially reduce our revenue and have a material adverse effect on our profitability. In addition, these actions could lead to larger outstanding accounts receivable balances, delays in collection of accounts receivable, increased expenses associated with collection efforts, increase in excess inventory, increases in credit losses and reduced cash flows.
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
Additionally, certain of our wholesale customers, particularly those located in the United States, have become highly promotional and have aggressively marked down their merchandise. We expect that such markdowns may continue to be exacerbated because of the impact of COVID-19. Such promotional activity could negatively impact our business.
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
In addition, we may not be able to successfully integrate acquired businesses into our own business, or achieve any expected cost savings or synergies from such integration or we may determine to limit the integration of our brands. In addition to the overarching and continued challenges resulting from the ongoing COVID-19 pandemic, the potential difficulties that we may face that could cause the results of our acquisitions to not be in line with our expectations include, among others:
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
•retaining key employees;
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
In addition, some of our competitors may be significantly larger and more diversified than us and may have significantly greater financial, technological, manufacturing, sales, marketing and distribution resources than we do. Their capabilities in these areas may enable them to better withstand periodic downturns in the accessories, footwear and apparel industries (including those related to the ongoing COVID-19 pandemic and/or recent inflationary pressures), compete more effectively on the basis of price and production and more quickly develop new products. The general availability of manufacturing contractors and agents also allows new entrants easy access to the markets in which we compete, which may increase the number of our competitors and adversely affect our competitive position and our business. Any increased competition, or our failure to adequately address any of these competitive factors, could result in reduced revenues, which could adversely affect our business, results of operations and financial condition.
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
There are risks inherent to importing our products. Virtually all of our imported products are subject to duties which may impact the cost of such products. In addition, countries to which we ship our products may impose safeguard quotas to limit the quantity of products that may be imported. We rely on free trade agreements and other supply chain initiatives in order to maximize efficiencies relating to product importation. For example, we have historically received benefits from duty-free imports on certain products from certain countries pursuant to the United States Generalized System of Preferences (“GSP”) program. The GSP program expired on December 31, 2020. If the GSP program is not renewed or otherwise made retroactive, we will continue to experience significant additional duties and our gross margin will continue to be negatively impacted. Additionally, we are subject to government regulations relating to importation activities, including related to CBP withhold release orders. The imposition of taxes, duties and quotas, the withdrawal from or material modification to trade agreements, and/or if CBP detains shipments of our goods pursuant to a withhold release order could have a material adverse effect on our business, results of operations and financial condition. If additional tariffs or trade restrictions are implemented by the United States or other countries, the cost of our products could increase which could adversely affect our business.
We are subject to risks associated with leasing retail space subject to long-term and non-cancelable leases. We may be unable to renew leases at the end of their terms. If we close a leased retail space, we remain obligated under the applicable lease.
We do not own any of our retail store facilities, but instead lease all of our stores under operating leases. Our leases generally have terms of up to 10 years, generally require a fixed annual base rent and some require the payment of additional percentage rent if store sales exceed a negotiated amount. Certain of our European stores also require initial investments in the form of key money to secure prime locations, which may be paid to landlords or existing lessees. Generally, our leases are “net” leases, which require us to pay all of the costs of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases or withhold payments at our option, and payments under these operating leases account for a significant portion of our operating costs. For example, as of April 2, 2022, we were party to operating leases associated with our retail stores that we operate directly throughout the globe, as well as other global corporate facilities, requiring future minimum lease payments aggregating to $1.6 billion through Fiscal 2027 and approximately $426 million thereafter through Fiscal 2044. Our substantial operating lease obligations could have a material adverse effect on our business, results of operations and financial condition.
In certain cases, as we have done in the past, we may determine that it is no longer economical to operate a retail store subject to a lease or we may seek to generally downsize, consolidate, reposition, relocate or close some of our real estate locations. In such cases, we may be required to negotiate a lease exit with the applicable landlord or remain obligated under the applicable lease for, among other things, payment of the base rent for the balance of the lease term. For example, in connection with the impact of the ongoing COVID-19 pandemic and our Retail Fleet Optimization Plan, we have negotiated with some landlords on certain lease terminations. In some instances, we may be unable to close an underperforming retail store due to continuous operation clauses in our lease agreements. In addition, as each of our leases expire, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close retail stores in desirable locations. Our inability to secure desirable retail space or favorable lease terms could impact our ability to grow. Likewise, our obligation to continue making lease payments in respect of leases for closed retail spaces could have a material adverse effect on our business, financial condition and results of operations.
Additionally, due to the volatile economic environment, it may be difficult to determine the fair market value of real estate properties when we are deciding whether to enter into leases or renew expiring leases. This may impact our ability to manage the profitability of our store locations, or cause impairments of our lease right-of-use assets if market values decline, any of which could have a material adverse effect on our financial condition or results of operations.
We are dependent on a limited number of distribution facilities. If one or more of our distribution facilities experience operational difficulties or becomes inoperable, it could have a material adverse effect on our business, results of operations and financial condition.
We operate a limited number of distribution facilities. Our ability to meet the needs of our own retail stores and e-commerce sites, as well as our wholesale customers, depends on the proper and uninterrupted operation of these distribution facilities. If any of these distribution facilities were to shut down or otherwise become inoperable or inaccessible for any reason

(including due to the ongoing COVID-19 pandemic), we could suffer a substantial loss of inventory and/or disruptions of deliveries to our customers. In addition, we could incur significantly higher costs and longer lead times associated with the distribution of our products during the time it takes to reopen or replace the damaged, inoperable or otherwise inaccessible facility. Any of the foregoing factors could result in decreased sales and have a material adverse effect on our business, results of operations and financial condition.
To support the growth of our business, we also use third-party logistics centers that are responsible for distribution, warehousing and fulfillment services on our behalf. Significant disruptions at these facilities could have a material adverse impact on our business. Because our direct and third-party fulfillment centers include automated and computer-controlled equipment, they are susceptible to risks including power interruptions, hardware and system failures, software viruses, security breaches and other technological and operational disruptions and of which could cause shipping delays or otherwise adversely affect our business.
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
On October 5, 2015, the Organization for Economic Co-operation and Development (“OECD”), an international association of thirty four countries, including the United States and United Kingdom., released the final reports from its Base Erosion and Profit Shifting (“BEPS”) Action Plans. The BEPS recommendations covered a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules and tax treaties. Future tax reform resulting from this development may result in changes to long-standing tax principles, which could adversely affect our effective tax rate and/or result in higher cash tax liabilities. In late 2021, the OECD published model legislation and the EU issued a draft directive related to the global minimum tax (“Pillar Two Model Rules”). The directive is to be considered by member countries in calendar 2022 and if approved, could become effective as early as calendar 2023. The enactment of the Pillar Two Model Rules in jurisdictions where we have operations may have a material impact on our global transfer pricing arrangements and a materially adverse impact on our tax provision, cash tax liability and effective tax rate.
Our business is exposed to foreign currency exchange rate fluctuations.
Our results of operations for our international subsidiaries are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into United States dollar during financial statement consolidation. If the United States dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions could impact our consolidated results of operations. In addition, we have intercompany notes amongst certain of our non-United States subsidiaries, which may be denominated in a currency other than the local currency of a particular reporting entity. As a result of using a currency other than the functional currency of the related subsidiary, results of these operations may be adversely affected during times of significant fluctuation between the functional currency of that subsidiary and the denomination currency of the note. We continuously monitor our foreign currency exposure and hedge a portion of our foreign subsidiaries’ foreign currency-denominated inventory purchases to minimize the impact of changes in foreign currency exchange rates. However, we cannot fully anticipate all of our foreign currency exposures and cannot ensure that these hedges will fully offset the impact of foreign currency exchange rate fluctuations. We also use fixed-to-fixed cross currency swap agreements to hedge our net investments in foreign operations against future volatility in the exchange rates between the United States dollar and these foreign currencies. As a result, we are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations.
As a result of operating retail stores and concessions in various countries outside of the United States, we are also exposed to market risk from fluctuations in foreign currency exchange rates, primarily the Euro, the British Pound, the Chinese Renminbi, the Japanese Yen, the Korean Won and the Canadian dollar, among others. A substantial weakening of foreign currencies against the United States dollar could require us to raise our retail prices or reduce our profit margins in various locations outside of the United States. In addition, our sales and profitability could be negatively impacted if consumers in those markets were unwilling to purchase our products at increased prices.
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

In addition, the geographic areas subject to our licensing agreements could be impacted by geopolitical risks. Any of the foregoing risks, or the inability of any of our partners to successfully market our products or otherwise conduct its business, may result in loss of revenue and competitive harm to our operations in regions or product categories where we have entered into such licensing arrangements.
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
Our business is subject to volatility of costs related to certain raw materials used in the manufacturing of our products, including inflationary pressure. The costs of raw materials used in our products are affected by, among other things, weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries and other factors that are generally unpredictable and beyond our control. We are not always successful in our efforts to protect our business from the volatility of the market price of raw materials and our business can be materially affected by dramatic movements in prices of raw materials which have resulted, and are expected to continue to result, in increased pricing pressures and pressure on our margins. We may not be able to implement price increases that fully mitigate the impact of these higher costs and/or any such price increases could have an adverse impact on consumer demand for our products. In addition, our costs may be impacted by sanction tariffs and customs trade orders which could also impact sourcing and availability of raw materials used by our suppliers in the manufacturing of certain of our products. Manufacturing labor costs are also subject to volatility based on local and global economic conditions. Increases in commodity prices, tariffs, sanctions, customs trade orders and/or manufacturing labor costs could increase our production costs and negatively impact our revenues, results of operations and financial condition.
We primarily use foreign manufacturing contractors and independent third-party agents to source our finished goods.
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
We do not have written agreements with any of our third-party manufacturing contractors. As a result, any single manufacturing contractor could unilaterally terminate its relationship with us at any time. For example, in Fiscal 2022, Michael Kors’ largest manufacturing contractor, who produces its products in Asia and who Michael Kors has worked with for over ten years, accounted for the production of 17% of our finished products, based on dollar volume. Our inability to promptly replace manufacturing contractors that terminate their relationships with us or cease to provide high quality products in a timely and cost-efficient manner could have a material adverse effect on our business, results of operations and financial condition and impact the cost and availability of our goods.
Michael Kors uses third-party agents to source finished goods with numerous manufacturing contractors on its behalf. Any single agent could unilaterally terminate its relationship with Michael Kors at any time. In Fiscal 2022, Michael Kors’ largest third-party agent, whose primary place of business is Hong Kong and who Michael Kors has worked with for over ten years, sourced approximately 24% of its purchases of finished goods, based on unit volume. Our inability to promptly replace agents that terminate their relationships with us or cease to provide high quality service in a timely and cost-efficient manner could have a material adverse effect on our business, results of operations and financial condition.
As we outsource functions, we will become more dependent on the third parties performing these functions.
We look for opportunities to cost effectively enhance capability of business services. While we believe we conduct appropriate due diligence before entering into agreements with these third parties, the failure of any of these third parties to provide the expected services, provide them on a timely basis or to provide them at the prices we expect could disrupt or harm our business. Any significant interruption in the operations of these service providers, over which we have no control, could also have an adverse effect on our business. Furthermore, we may be unable to provide these services or implement substitute arrangements on a timely and cost-effective basis on terms favorable to us.
Our business is susceptible to the risks associated with climate change and other environmental impacts which could negatively affect our business and operations.
Our retail stores, distribution centers and manufacturing facilities, including those operated by third-parties, are subject to risks relating to climate change and other environmental impacts from our operations. For example, the physical effects of climate change, such as severe weather events, natural disasters and/or significant changes in climate patterns as well as our carbon emissions and our business’ overall impact on the environment could subject us to reputational, market and/or regulatory risks. Climate change and other environmental concerns may cause social and economic disruptions in the places where we operate, including disruptions to our supply chain and to local infrastructure and transportation systems which could limit material availability and quality, impact our ability to ship and deliver product and prevent access to our physical locations. These events could also adversely affect the economy and negatively impact consumer confidence and discretionary spending. Concern over climate change may result in new or additional legal, legislative and regulatory requirements to reduce or mitigate the effects of climate change on the environment which may result in increased administrative costs. There is also increased focus, including by investors, customers, and other stakeholders, on climate change and other sustainability matters. In April 2020, we announced a global strategy to achieve significant, measurable goals across a range of important environmental and social sustainability issues, including, material sourcing, reducing greenhouse gas emissions and converting to renewal energy, responsible water use and waste reduction. We may not be successful in attaining our goals, and even if we meet our commitments, there remains a significant risk that climate change and other environmental events could negatively impact our operations.
Our industry is subject to significant pricing pressure caused by many factors which may cause our profitability and gross margins in the future to be materially lower than our expectations.
Our industry is subject to significant pricing pressure caused by many factors, including the impact of the ongoing COVID-19 pandemic and recent inflationary pressure on the economy and consumer discretionary spending, higher freight costs, intense competition and a highly promotional environment, fragmentation in the retail industry, pressure from retailers to reduce the costs of products, wholesale demands for allowances, incentives and other forms of economic support for our partners, changes in consumer behavior, fashion trends, pricing, the timing of the release of new merchandise and promotional events, changes in our merchandise mix, the success of marketing programs and weather and other environmental conditions. These factors may cause our profitability and gross margins in the future to be materially lower than in recent periods and our expectations, which could have a material adverse effect on our business, results of operations and financial condition. We may be faced with significant excess inventories (due to the impact of the ongoing COVID-19 pandemic, supply chain disruptions or otherwise), and in the future, if we misjudge the market for our products, we may have excess inventories for some products and missed opportunities for other products. We may be forced to rely on markdowns or promotional sales to dispose of excess and slow-moving inventory, which also may negatively impact our gross margin and profitability.
Risks Related to Information Technology and Data Security
Privacy breaches and other cyber security risks related to our business could negatively affect our reputation, credibility and business.
We are dependent on information technology (“IT”) systems and networks for a significant portion of our direct-to-consumer sales, including our e-commerce sites and retail business credit card transaction authorization and processing. We are responsible for storing data relating to our customers and employees and also rely on third party vendors for the storage, processing and transmission of personal and Company information. Consumers, lawmakers and consumer advocates alike are increasingly concerned over the security of personal information transmitted over the Internet, consumer identity theft and privacy and the retail industry, in particular, has been the target of many recent cyber-attacks. In addition to taking the necessary precautions ourselves, we generally require that third-party service providers implement reasonable security measures to protect our employees’ and customers’ identity and privacy. We do not, however, control these third-party service providers and cannot guarantee the elimination of electronic or physical computer break-ins or security breaches in the future. Cyber security breaches, including physical or electronic break-ins, security breaches due to employee error or misconduct, attacks by “hackers,” phishing scams, malicious software programs such as viruses and malware, and other breaches outside of our control, could result in unauthorized access or damage to our IT systems and the IT systems of our third party service providers. Despite our efforts and the efforts of our third-party service providers to secure our and their IT systems, attacks on these systems do occur from time to time. As the techniques used to obtain unauthorized access to IT systems become more varied and sophisticated (as cybercriminals are finding new ways to launch their attacks) and if the occurrence of such security breaches becomes more frequent, we and our third-party service providers may be unable to adequately anticipate these techniques and implement appropriate preventative measures. While we maintain cyber risk insurance to provide some coverage for certain risks associated with cyber security incidents, there is no assurance that such insurance would cover all or a significant portion of the costs or consequences associated with a cyber security incident. A significant breach of customer, employee or Company data could damage our reputation, our relationship with customers and our brands, and could result in lost sales, sizable fines, significant breach-notification and other costs and lawsuits, as well as adversely affect our results of operations. We may also incur additional costs in the future related to the implementation of additional security measures to protect against new or enhanced data security and privacy threats, or to comply with current and new state, federal and international laws governing the unauthorized disclosure of confidential information which are continuously being enacted and proposed, such as the General Data Protection Regulation in the EU, the California Consumer Privacy Act, the Virginia Consumer Data Protection Act and the Colorado Privacy Act (CPA) in the United States and the Personal Information Protection Law in China, as well as increased cyber security protection costs such as organizational changes, deploying additional personnel and protection technologies, training employees, engaging third party experts and consultants and lost revenues resulting from unauthorized use of proprietary information.
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
We are undergoing a multi-year ERP implementation. The implementation of the ERP will require a significant investment in human and financial resources. Implementing new systems also carries substantial risk, including failure to operate as designed, failure to properly integrate with other systems, potential loss of data or information, cost overruns, implementation delays and disruption of operations. Third-party vendors are also relied upon to design, program, maintain and service our ERP implementation program. Any failures of these vendors to properly deliver their services could similarly have a material adverse effect on our business. In addition, any disruptions or malfunctions affecting our ERP implementation plan could cause critical information upon which we rely to be delayed, defective, corrupted, inadequate, inaccessible or lost or otherwise cause delays or disruptions to our operations, and we may have to make significant investments to fix or replace impacted systems.
Risks Related to Legal and Regulatory
If we fail to comply with labor laws or collective bargaining agreements, or if our independent manufacturing contractors fail to use acceptable, ethical business practices, our business and reputation could suffer.
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
We require our independent manufacturing contractors to operate in compliance with applicable laws, rules and regulations regarding working conditions, employment practices and environmental compliance, as well as our Supplier Code of Conduct and other compliance policies under our Factory Social Compliance Program. Our staff and third parties we retain for such purposes periodically visit and monitor the operations of our independent manufacturing contractors to determine compliance. However, we generally do not control these manufacturing contractors or suppliers or their labor, environmental or other business practices. The violation of labor, environmental or other laws by an independent manufacturer or supplier, or divergence of an independent manufacturer’s or supplier’s labor practices from those generally accepted as ethical or appropriate or that violate our Supplier Code of Conduct, could interrupt or otherwise disrupt the shipment of our products, harm our trademarks or damage our reputation. Further, we could be prohibited from importing goods by governmental authorities. The occurrence of any of these events could materially adversely affect our business, financial condition and results of operations.
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
We use a combination of insurance and self-insurance programs, including a wholly-owned captive insurance entity, to provide for the potential liabilities for certain risks including, employee health-care benefits, workers’ compensation, employer liability, general liability, marine transport and inventory, property damage, cyber risk and business interruption. Claims are difficult to predict and may be volatile. Any adverse claims experience could have a material adverse effect on our results of operations, financial condition and cash flows.
We are subject to various proceedings, lawsuits, disputes and claims in the ordinary course of business which could have an adverse impact on our business, financial condition and results of operations.
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
As of April 2, 2022, our consolidated indebtedness was approximately $1.2 billion, net of debt issuance costs. Our total borrowings as of April 2, 2022 primarily relate to senior notes of $450 million, term loans of $497 million and revolving credit facility of $175 million. Our ability to make payments on and to refinance our debt obligations and to fund planned capital expenditures depends on our ability to generate cash from our operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our substantial level of indebtedness could have negative consequences to our business and we cannot guarantee that our business will generate sufficient cash flow from our operations or that future borrowings will be available to us in an amount sufficient to enable us to make payments of our debt, fund other liquidity needs, make necessary capital expenditures or pursue certain business opportunities. Our financial results, our substantial indebtedness and our credit ratings could adversely affect the availability and terms of our financing and negatively impact our ability to enter into new financing arrangements in the future.
In addition, our ability to access the credit and capital markets in the future as a source of funding, and the borrowing costs associated with such financing, is dependent upon market conditions and our credit rating and outlook. We are currently rated investment grade by two of the Company’s three credit rating agencies. If our investment rating is downgraded in the future, it could result in reduced access to the credit and capital markets, more restrictive covenants in future financial documents and higher interest costs and potentially increased lease or hedging costs.
We may be unable to meet financial covenants in our indebtedness agreements which could result in an event of default and restrictive covenants in such agreements may restrict our ability to pursue our business strategies.
The terms of our indebtedness contain affirmative and negative covenants that impose operating and financial restrictions on us and may restrict our ability to engage in future business opportunities or pursue our strategies. The Company’s 2018 Credit Facility requires us to maintain a quarterly maximum permitted net leverage ratio of no greater than 4.0 to 1.0. The 2018 Credit Facility and the Indenture governing our senior notes contain certain restrictive covenants, including restrictions on our ability to:
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
A breach of the covenants or restrictions under the documents that govern our indebtedness could result in an event of default under the applicable indebtedness. Such a default may allow creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the credit agreement governing our 2018 Credit Facility would permit the lenders under our 2018 Credit Facility to terminate all commitments to extend further credit under that facility. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be:
•limited in how we conduct our business;
•unable to raise additional debt or equity financing to operate during general economic or business downturns, including as a result of the ongoing COVID-19 pandemic and recent inflationary pressures and possible recession; or
•unable to compete effectively or to take advantage of new business opportunities.
Risks Related to Our Ordinary Shares
Our share price may periodically fluctuate based on the accuracy of our earnings guidance or other forward-looking statements regarding our financial performance.
Our business and long-range planning process is designed to maximize our long-term growth and profitability and not to achieve an earnings target in any particular fiscal quarter. We believe that this longer-term focus is in the best interests of our Company and our shareholders. At the same time, however, we recognize that it is helpful to provide investors with guidance as to our forecast of total revenue, earnings per share and other financial metrics or projections. While we generally expect to provide updates to our financial guidance when we report our results each fiscal quarter, we do not have any responsibility to update any of our forward-looking statements at such times or otherwise. In addition, any longer-term guidance that we provide is based on goals that we believe, at the time guidance is given, are reasonably attainable for growth and performance over a number of years. However, such long-range targets are more difficult to predict than our current quarter and fiscal year expectations. If, or when, we announce actual results that differ from those that have been predicted by us, outside investment analysts, or others, our share price could be adversely affected. Investors who rely on these predictions when making investment decisions with respect to our securities do so at their own risk. We take no responsibility for any losses suffered as a result of such changes in our share price.
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
Our corporate affairs are governed by our Memorandum and Articles, the BVI Business Companies Act, 2004 (as amended, the “BVI Act”) and the common law of the British Virgin Islands. The rights of shareholders to take legal action against our directors, actions by minority shareholders and the fiduciary responsibilities of our directors under British Virgin Islands law are to a large extent governed by the common law of the British Virgin Islands and by the BVI Act. The common law of the British Virgin Islands is derived in part from comparatively limited judicial precedent in the British Virgin Islands as well as from English common law, which has persuasive, but not binding, authority on a court in the British Virgin Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under British Virgin Islands law are not as clearly established as they would be under statutes or judicial precedents in some jurisdictions in the United States. In particular, the British Virgin Islands has a less developed body of securities laws as compared to the United States, and some states (such as Delaware) have more fully developed and judicially interpreted bodies of corporate law. As a result of the foregoing, holders of our ordinary shares may have more difficulty in protecting their interests through actions against our management, directors or major shareholders than they would as shareholders of a United States company.
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

Item 1B.     Unresolved Staff Comments
None.

Item 2.    Properties
The following table sets forth the location, use and size of our significant distribution and corporate facilities as of April 2, 2022, all of which are leased with the exception of our distribution center in the Netherlands, our central warehouse in Italy and luxury shoe factory in Italy, which are owned. The leases expire at various times through Fiscal 2044, subject to renewal options.

Location	Use	Approximate Square Footage
Whittier, CA	Michael Kors United States Distribution Center	1,181,000
Venlo, Netherlands	Michael Kors and Jimmy Choo European Distribution Center	1,096,000
New York, NY	Michael Kors, Versace and Jimmy Choo United States Corporate Offices	284,000
Montreal, Quebec	Michael Kors Canadian Corporate Office and Distribution Center	150,000
Novara, Italy	Versace European Distribution Center	109,000
Milan, Italy	Versace Corporate Offices	90,000
Milan, Italy	Versace Showroom	54,000
Novara, Italy	Versace Manufacturing and Distribution Center	46,000
East Rutherford, NJ	Michael Kors United States Corporate Offices	43,000
Pistoia, Italy	Capri Luxury Shoe Factory	41,000
Milan, Italy	Michael Kors Regional Corporate Office and Showroom	25,000
Shangai, China	Michael Kors, Versace and Jimmy Choo Regional Corporate Offices	25,000
London, England	Jimmy Choo Corporate Offices	24,000
Manno, Switzerland	Michael Kors European Corporate Offices	18,000
London, England	Capri Corporate Headquarters and Michael Kors Regional Corporate Office	18,000
As of April 2, 2022, we also occupied 1,271 leased retail stores worldwide (including concessions). We consider our properties to be in good condition and believe that our facilities are adequate for our operations and provide sufficient capacity to meet our anticipated requirements.
Other than the land and building for our Michael Kors and Jimmy Choo European distribution center in the Netherlands, our Versace central warehouse in Italy and our Capri luxury shoe factory in Italy, property and equipment related to our stores (e.g. leasehold improvements, fixtures, etc.) and computer equipment, we did not own any material property as of April 2, 2022.

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

Item 4.    Mine Safety Disclosures
None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our ordinary shares trade on the NYSE under the symbol “CPRI”. At April 2, 2022, there were 142,806,269 ordinary shares outstanding, and the closing price of our ordinary shares was $50.99. Also as of that date, we had approximately 127 ordinary shareholders of record.
Share Performance Graph
The line graph below compares the cumulative total shareholder return on our ordinary shares with the Standard & Poor’s (“S&P”) 500 Stock Index and the S&P 500 Apparel, Accessories & Luxury Goods Index for the five-year period from March 31, 2017 through April 1, 2022, the last business day of our fiscal year. The graph below assumes an investment of $100 made at the close of trading on March 31, 2017, in our ordinary shares and each of the indices presented. All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable time period.

$250
$200
$150
$100
$50
$0
3/31/2017
3/29/2018
3/29/2019
3/27/2020
3/26/2021
4/1/2022
CPRI
S&P 500
S&P 500 Apparel, Accessories & Luxury Goods

Issuer Purchases of Equity Securities
During the first quarter of Fiscal 2022, we reinstated our $500 million share repurchase program, which was previously suspended during the first quarter of Fiscal 2021 in response to the impact of the COVID-19 pandemic and the provisions of the Second Amendment of the 2018 Credit Facility. Subsequently, on November 3, 2021, we announced that our Board of Directors terminated the Company’s existing $500 million share repurchase program (the “Prior Plan”), which had $250 million of availability remaining at the time, and authorized a new share repurchase program (the “Fiscal 2022 Plan”) pursuant to which we may, from time to time, repurchase up to $1.0 billion of our outstanding ordinary shares within a period of two years from the effective date of the program. We also have in place a “withhold to cover” repurchase program, which allows us to withhold ordinary shares from certain executive officers and directors to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards.
On June 1, 2022, we announced that our Board of Directors has terminated our Fiscal 2022 Plan, with $500 million of availability remaining, and authorized a new share repurchase program pursuant to which we may, from time to time, repurchase up to $1.0 billion of our outstanding ordinary shares within period of two years from the effective date of the program. Share repurchases may be made in open market or privately negotiated transactions, subject to market conditions, applicable legal requirements, trading restrictions under our insider trading policy and other relevant factors. The program may be suspended or discontinued at any time.
The following table provides information regarding our ordinary share repurchases during the three months ended April 2, 2022:

	Total Number of Shares	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximated Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (in millions)
December 26, 2021 – January 22, 2022	—	$—	—	$800
January 23, 2022 – February 19, 2022	943,978	$66.40	943,978	$737
February 20, 2022 – April 2, 2022	4,146,860	$57.36	4,136,319	$500
	5,090,838		5,080,297

Item 6.    Selected Financial Data
The following table sets forth selected historical consolidated financial and other data for Capri Holdings Limited and its consolidated subsidiaries for the periods presented. The statement of operations data for Fiscal 2022, Fiscal 2021 and Fiscal 2020 and the balance sheet data as of the end of Fiscal 2022 and Fiscal 2021 have been derived from our audited consolidated financial statements included elsewhere in this report. The statement of operations data for Fiscal 2019 and Fiscal 2018 and the balance sheet data as of the end of Fiscal 2020, Fiscal 2019 and Fiscal 2018 have been derived from our prior audited consolidated financial statements, which are not included in this report.
The selected historical consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included in this annual report.

	Fiscal Years Ended
	April 2, 2022	March 27, 2021	March 28, 2020	March 30, 2019	March 31, 2018
	(data presented in millions, except for shares and per share data)
Statement of Operations Data:
Total revenue	$5,654	$4,060	$5,551	$5,238	$4,719
Cost of goods sold	1,910	1,463	2,280	2,058	1,860
Gross profit	3,744	2,597	3,271	3,180	2,859
Selling, general and administrative expenses	2,533	2,018	2,464	2,075	1,767
Depreciation and amortization	193	212	249	225	208
Impairment of assets	73	316	708	21	33
Restructuring and other charges	42	32	42	124	102
Total operating expenses	2,841	2,578	3,463	2,445	2,110
Income (loss) from operations	903	19	(192)	735	749
Other income	(2)	(7)	(6)	(4)	(2)
Interest (income) expense, net	(18)	43	18	38	22
Foreign currency loss (gain)	8	(20)	11	80	(13)
Income (loss) before provision for income taxes	915	3	(215)	621	742
Provision for income taxes	92	66	10	79	150
Net income (loss)	823	(63)	(225)	542	592
Less: Net income (loss) attributable to noncontrolling interest	1	(1)	(2)	(1)	—
Net income (loss) attributable to Capri	$822	$(62)	$(223)	$543	$592

Weighted average ordinary shares outstanding:
Basic	149,724,675	150,453,568	150,714,598	149,765,468	152,283,586
Diluted	152,497,907	150,453,568	150,714,598	151,614,350	155,102,885
Net income (loss) per ordinary share attributable to Capri:
Basic	$5.49	$(0.41)	$(1.48)	$3.62	$3.89
Diluted	$5.39	$(0.41)	$(1.48)	$3.58	$3.82

	Fiscal Years Ended
	April 2, 2022	March 27, 2021	March 28, 2020	March 30, 2019	March 31, 2018
	(data presented in millions, except for share and store data)
Operating Data:
Retail stores, including concessions, end of period	1,271	1,257	1,271	1,249	1,011

Balance Sheet Data:
Working capital	$325	$(75)	$493	$187	$302
Total assets	$7,480	$7,481	$7,946	$6,650	$4,059
Short-term debt	$29	$123	$167	$630	$200
Long-term debt	$1,131	$1,219	$2,012	$1,936	$675
Shareholders’ equity of Capri	$2,559	$2,158	$2,167	$2,429	$2,018
Number of ordinary shares issued	221,967,599	219,222,937	217,320,010	216,050,939	210,991,091

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis (“MD&A”) of our Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto included as part of this Annual Report on Form 10-K. Forward-looking statements are prospective in nature and are not based on historical facts, but rather on current expectations and projections of the management of the Company about future events, and are therefore subject to risks and uncertainties which could cause actual results to differ materially from the future results expressed or implied by the forward-looking statements. All statements other than statements of historical facts included herein, may be forward-looking statements. Forward-looking statements include information concerning the Company’s goals, future plans and strategies, including with respect to ESG goals, initiatives and ambitions as well as the Company’s possible or assumed future results of operations, including descriptions of its business strategy. Without limitation, any statements preceded or followed by or that include the words “plans”, “believes”, “expects”, “intends”, “will”, “should”, “could”, “would”, “may”, “anticipates”, “might” or similar words or phrases, are forward-looking statements. These forward-looking statements are not guarantees of future financial performance. Such forward-looking statements involve known and unknown risks and uncertainties that could significantly affect expected results and are based on certain key assumptions, which could cause actual results to differ materially from those projected or implied in any forward-looking statements. These risks, uncertainties and other factors include the effect of the COVID-19 pandemic and its potential material and significant impact on the Company’s future financial and operational results if retail stores are forced to close again and the pandemic is prolonged, including that our estimates could materially differ if the severity of the COVID-19 situation worsens, or if there are further supply chain disruptions, including additional production delays and increased costs, the length and severity of such outbreak across the globe and the pace of recovery following the COVID-19 pandemic, levels of cash flow and future availability of credit, compliance with restrictive covenants under the Company’s credit agreement, the Company’s ability to integrate successfully and to achieve anticipated benefits of any acquisition and to successfully execute our growth strategies; the risk of disruptions to the Company’s businesses; risks associated with operating in international markets and our global sourcing activities; the risk of cybersecurity threats and privacy or data security breaches; the negative effects of events on the market price of the Company’s ordinary shares and its operating results; significant transaction costs; unknown liabilities; the risk of litigation and/or regulatory actions related to the Company’s businesses; fluctuations in demand for the Company’s products; levels of indebtedness (including the indebtedness incurred in connection with acquisitions); the timing and scope of future share buybacks, which may be made in open market or privately negotiated transactions, and are subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors, and such share repurchases may be suspended or discontinued at any time, the level of other investing activities and uses of cash; changes in consumer traffic and retail trends; higher consumer debt levels, recession and inflationary pressures, loss of market share and industry competition; fluctuations in the capital markets; fluctuations in interest and exchange rates; the occurrence of unforeseen epidemics and pandemics, disasters or catastrophes; extreme weather conditions and natural disasters; political or economic instability in principal markets; adverse outcomes in litigation; and general, local and global economic, political, business and market conditions including acts of war and other geopolitical conflicts, as well as those risks set forth in the Company’s filings with the U.S. Securities and Exchange Commission, including in this Annual Report on Form 10-K, particularly under “Item 1A. Risk Factors”.

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

Our Jimmy Choo brand offers a distinctive, glamorous and fashion-forward product range, enabling it to develop into a leading global luxury accessories brand, whose core product offering is women’s luxury shoes, complemented by accessories, including handbags, small leather goods, jewelry, scarves and belts, as well as a growing men’s luxury shoe and accessory business. In addition, certain categories, such as fragrances and eyewear are produced under licensing agreements. Jimmy Choo’s design team is led by Sandra Choi, who has been the Creative Director for the brand since its inception in 1996. Jimmy Choo products are unique, instinctively seductive and chic. The brand offers classic and timeless luxury products, as well as innovative products that are intended to set and lead fashion trends. Jimmy Choo is represented through its global store network, its e-commerce sites, as well as through the most prestigious department and specialty stores worldwide.
Our Michael Kors brand was launched 40 years ago by Michael Kors, a world-renowned designer, whose vision has taken the Company from its beginnings as an American luxury sportswear house to a global accessories, footwear and ready-to-wear company with a global distribution network that has presence in over 100 countries through Company-operated retail stores and e-commerce sites, leading department stores, specialty stores and select licensing partners. Michael Kors is a highly recognized luxury fashion brand in the Americas and Europe with growing brand awareness in other international markets. Michael Kors features distinctive designs, materials and craftsmanship with a jet-set aesthetic that combines stylish elegance and a sporty attitude. Michael Kors offers three primary collections: the Michael Kors Collection luxury line, the MICHAEL Michael Kors accessible luxury line and the Michael Kors Mens line. The Michael Kors Collection establishes the aesthetic authority of the entire brand and is carried by select retail stores, our e-commerce sites, as well as in the finest luxury department stores in the world. MICHAEL Michael Kors has a strong focus on accessories, in addition to offering footwear and ready-to-wear, and addresses the significant demand opportunity in accessible luxury goods. We have also been developing our men’s business in recognition of the significant opportunity afforded by the Michael Kors brand’s established fashion authority and the expanding men’s market. Taken together, our Michael Kors collections target a broad customer base while retaining our premium luxury image.
Certain Factors Affecting Financial Condition and Results of Operations
COVID-19 Pandemic. The ongoing COVID-19 pandemic has caused significant disruption to the global economy, consumer spending and behavior, tourism and to financial markets. While the overall COVID-19 situation appears to be improving, our business and operating results may be negatively impacted if the virus worsens or mutates, if vaccination efforts are unsuccessful and/or if regions or countries take further actions to contain the virus (including additional extended lock-downs and travel restrictions), among others. We continue to monitor the latest developments regarding the pandemic and have made certain assumptions about the pandemic for purposes of our business and operating results, including assumptions regarding the duration, severity and global macroeconomic impacts of the pandemic; however, the full extent of the impact of COVID-19 on our business and operating results will depend largely on future events outside of our control, including the duration and severity of the pandemic and the success of vaccination efforts, new information concerning the virus or variants of the virus, actions different states, regions or countries may take to contain the virus (including extended lock-downs and travel restrictions) and the economic impacts of the pandemic, including recent inflationary pressures, among others. See Item 1A. “Risk Factors” — “The COVID-19 pandemic may continue to have a material adverse effect on our business and results of operations.” for additional discussion regarding risks to our business associated with the COVID-19 pandemic.
Channel shift, macroeconomic factors and demand for our accessories and related merchandise. Our performance is affected by trends in the luxury goods industry, global consumer spending, macroeconomic factors, overall levels of consumer travel and spending on discretionary items as well as shifts in demographics and changes in lifestyle preferences. Through 2019, the personal luxury goods market grew at a mid-single digit rate over the past 20 years, with more recent growth driven by stronger Chinese demand from both international and local consumers and demographic and socioeconomic shifts resulting in younger consumers purchasing more luxury goods. However, in 2020, due to the impact of the COVID-19 crisis, the personal luxury goods market declined 23%. Market studies indicate that the personal luxury goods market returned to 2019 levels in 2021, and the market is predicted to increase at a 10% compound annual growth rate between 2020 and 2025. Future growth is expected to be driven by e-commerce, Chinese consumers and younger generations. As the personal luxury goods market continues to evolve, Capri is committed to creating engaging luxury experiences globally. In our view, increased customer engagement and tailoring merchandise to customer shopping and communication preferences are key to growing market share.
We also continue to adjust our retail operating strategy to the changing business environment. We have finalized the planned store closures under the Capri Retail Store Optimization Program as of the end of Fiscal 2022. As of April 2, 2022, we closed a total of 167 stores and recorded total net restructuring charges of $14 million relating to the plan. We recorded net restructuring charges of $9 million and $5 million during Fiscal 2022 and Fiscal 2021, respectively, relating to the plan. See Item 9B - Other Information for additional information. Collectively, we continue to anticipate ongoing savings as a result of the store closures and lower depreciation associated with the impairment charges being recorded.

Foreign currency fluctuation. Our consolidated operations are impacted by the relationships between our reporting currency, the United States dollar, and those of our non-United States subsidiaries whose functional/local currency is other than the United States dollar, primarily the Euro, the British Pound, the Chinese Renminbi, the Japanese Yen, the Korean Won and the Canadian dollar, among others. We continue to expect volatility in the global foreign currency exchange rates, which may have a negative impact on the reported results of certain of our non-United States subsidiaries in the future, when translated to the United States dollar.
Disruptions or delays in shipping and distribution and other supply chain constraints. We have been experiencing global logistics challenges, including delays as a result of port congestion, vessel availability, container shortages and temporary factory closures which are expected to continue for Fiscal 2023. Our freight costs have increased as carrier rates for ocean and air shipments have increased significantly, and the supply chain disruptions have caused us to increase our use of air freight with greater frequency than in the past. Any future disruptions in our shipping and distribution network, including impacts on our supply chain due to temporary closures of our manufacturing partners and shipping and fulfillment constraints, could have a negative impact on our results of operations. See Item 1A. “Risk Factors” — “We primarily use foreign manufacturing contractors and independent third-party agents to source our finished goods and our business is subject to risks inherent in global sourcing activities, including disruptions or delays in manufacturing or shipments.” for additional discussion.
Costs of manufacturing, tariffs and import regulations. Our industry is subject to volatility in costs related to certain raw materials used in the manufacturing of our products. This volatility applies primarily to costs driven by commodity prices, which can increase or decrease dramatically over a short period of time. In addition, our costs may be impacted by sanction tariffs imposed on our products due to changes in trade terms. For example, we have historically received benefits from duty-free imports on certain products from certain countries pursuant to the GSP program. The GSP program expired on December 31, 2020. If the GSP program is not renewed or otherwise made retroactive, we will continue to experience significant additional duties and our gross margin will continue to be negatively impacted. Additionally, we are subject to government import regulations, including CBP withhold release orders. The imposition of taxes, duties and quotas, the withdrawal from or material modification to trade agreements and/or if CBP detains shipments of our goods pursuant to a withhold release order could have a material adverse effect on our business, results of operations and financial condition. If additional tariffs or trade restrictions are implemented by the United States or other countries, the cost of our products could increase which could adversely affect our business. In addition, commodity prices and tariffs may have an impact on our revenues, results of operations and cash flows. We use commercially reasonable efforts to mitigate these effects by sourcing our products as efficiently as possible and diversifying the countries where we produce. In addition, manufacturing labor costs are also subject to degrees of volatility based on local and global economic conditions. We use commercially reasonable efforts to source from localities that suit our manufacturing standards and result in more favorable labor driven costs to our product.
Segment Information
We operate in three reportable segments, which are as follows:
Versace
We generate revenue through the sale of Versace luxury accessories, ready-to-wear and footwear through directly operated Versace boutiques throughout North America (United States and Canada), certain parts of EMEA (Europe, Middle East and Africa) and certain parts of Asia (Asia and Oceania), as well as through Versace outlet stores and e-commerce sites. In addition, revenue is generated through wholesale sales to distribution partners (including geographic licensing arrangements), multi-brand department stores and specialty stores worldwide, as well as through product license agreements in connection with the manufacturing and sale of products, including jeans, fragrances, watches, jewelry, eyewear and home furnishings.
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

Michael Kors
We generate revenue through the sale of Michael Kors products through four primary Michael Kors retail store formats: “Collection” stores, “Lifestyle” stores (including concessions), outlet stores and e-commerce, through which we sell our products, as well as licensed products bearing our name, directly to consumers throughout the Americas, certain parts of EMEA and certain parts of Asia. Our Michael Kors e-commerce business includes e-commerce sites in the United States, Canada and EMEA and Asia. We also sell Michael Kors products directly to department stores, primarily located across the Americas and EMEA, to specialty stores and travel retail shops in the Americas, Europe and Asia, and to our geographic licensees in certain parts of EMEA, Asia and Brazil. In addition, revenue is generated through product and geographic licensing arrangements, which allow third parties to use the Michael Kors brand name and trademarks in connection with the manufacturing and sale of products, including watches, jewelry, fragrances and eyewear, as well as through geographic licensing arrangements, which allow third parties to use the Michael Kors tradename in connection with the retail and/or wholesale sales of our Michael Kors branded products in specific geographic regions.
Unallocated Corporate Expenses
In addition to the reportable segments discussed above, we have certain corporate costs that are not directly attributable to our brands and, therefore, are not allocated to segments. Such costs primarily include certain administrative, corporate occupancy, shared service and information systems expenses, including ERP system implementation costs and Capri transformation program costs. In addition, certain other costs are not allocated to segments, including restructuring and other charges, impairment costs, COVID-19 related charges, charitable donations and the war in Ukraine. The segment structure is consistent with how our chief operating decision maker plans and allocates resources, manages the business and assesses performance. The following table presents our total revenue and income (loss) from operations by segment for Fiscal 2022, Fiscal 2021 and Fiscal 2020 (in millions):

		Fiscal Years Ended
		April 2, 2022	March 27, 2021	March 28, 2020
Total revenue:
	Versace	$1,088	$718	$843
	Jimmy Choo	613	418	555
	Michael Kors	3,953	2,924	4,153
Total revenue		$5,654	$4,060	$5,551

Income (loss) from operations:
	Versace	$185	$21	$(8)
	Jimmy Choo	13	(55)	(13)
	Michael Kors	1,005	595	850
Total segment income from operations		1,203	561	829
Less:	Corporate expenses	(190)	(152)	(152)
	Impairment of assets (1)	(73)	(316)	(708)
	COVID-19 related charges (2)	14	(42)	(119)
	Impact of war in Ukraine (3)	(9)	—	—
	Restructuring and other charges	(42)	(32)	(42)
Total income (loss) from operations		$903	$19	$(192)

(1)Impairment of assets during Fiscal 2022 includes $50 million, $19 million and $4 million of impairment charges related to the Michael Kors, Versace and Jimmy Choo reportable segments, respectively. Impairment of assets during Fiscal 2021 includes $191 million, $91 million and $34 million of impairment charges related to the Jimmy Choo, Michael Kors and Versace reportable segments, respectively. Impairment of assets during Fiscal 2020 includes $434 million, $187 million and $87 million of impairment charges related to the Jimmy Choo, Michael Kors and Versace reportable segments, respectively.
(2)COVID-19 related charges during Fiscal 2022 primarily include net inventory credits of $16 million as a result of better than expected sell-through and severance expense of $2 million, respectively. Net inventory credits during

Fiscal 2022 is change of estimate from better than expected sell-through. COVID-19 related charges during Fiscal 2021, primarily include net inventory credits and severance expense of $10 million and $24 million, respectively. COVID-19 related charges during Fiscal 2020, primarily include additional inventory reserves and credit losses of $92 million and $25 million, respectively. Inventory related costs are recorded within costs of goods sold and severance expense and credit losses are recorded within selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).
(3)These charges primarily relate to incremental credit losses and inventory reserves which are a direct impact of the war in Ukraine. Credit losses are recorded within selling, general and administrative expenses and inventory related costs are recorded within costs of goods sold in the consolidated statements of operations and comprehensive income (loss).
The following table presents our global network of retail stores and wholesale doors:

	As of
	April 2, 2022	March 27, 2021	March 28, 2020
Number of full price retail stores (including concessions):
Versace	149	153	157
Jimmy Choo	181	176	179
Michael Kors	524	529	568
	854	858	904

Number of outlet stores:
Versace	60	57	49
Jimmy Choo	56	51	47
Michael Kors	301	291	271
	417	399	367

Total number of retail stores	1,271	1,257	1,271

Total number of wholesale doors:
Versace	803	868	824
Jimmy Choo	446	450	554
Michael Kors	2,742	2,852	2,982
	3,991	4,170	4,360
The following table presents our retail stores by geographic location:

	As of			As of
	April 2, 2022			March 27, 2021
	Versace	Jimmy Choo	Michael Kors	Versace	Jimmy Choo	Michael Kors
Store count by region:
The Americas	39	45	334	34	44	353
EMEA	55	73	176	57	74	176
Asia	115	119	315	119	109	291
	209	237	825	210	227	820

Key Performance Indicators and Statistics
We use a number of key indicators of operating results to evaluate our performance, including the following (dollars in millions):

	Fiscal Years Ended
	April 2, 2022	March 27, 2021	March 28, 2020
Total revenue	$5,654	$4,060	$5,551
Gross profit as a percent of total revenue	66.2%	64.0%	58.9%
Income (loss) from operations	$903	$19	$(192)
Income (loss) from operations as a percent of total revenue	16.0%	0.5%	(3.5)%
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
Revenue Recognition
Revenue is recognized when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for goods or services. We recognize retail store revenue when control of the product is transferred at the point of sale at our owned stores, including concessions. Revenue from sales through our e-commerce sites is recognized at the time of delivery to the customer, reduced by an estimate of returns. Wholesale revenue is recognized net of estimates for sales returns, discounts, markdowns and allowances, after merchandise is shipped and control of the underlying product is transferred to our wholesale customers. To arrive at net sales for retail, gross sales are reduced by actual customer returns, as well as by a provision for estimated future customer returns, which is based on management’s review of historical and current customer returns. The amounts reserved for retail sales returns were $22 million, $20 million and $12 million at April 2, 2022, March 27, 2021 and March 28, 2020, respectively. Net sales for wholesale equals gross sales, reduced by provisions for estimated future returns based on current expectations, as well as trade discounts, markdowns, allowances, operational chargebacks, and certain cooperative selling expenses. Total sales reserves for wholesale were $70 million, $78 million and $154 million at April 2, 2022, March 27, 2021 and March 28, 2020, respectively. These estimates are based on such factors as historical trends, actual and forecasted performance and market conditions, which are reviewed by management on a quarterly basis. Our historical estimates of these costs were not materially different from actual results.
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
Inventories
Our inventory costs include amounts paid to independent manufacturers, plus duties and freight to bring the goods to the Company’s warehouses, as well as shipments to stores. The combined total of raw materials and work in process inventory recorded on our consolidated balance sheets as of April 2, 2022 and March 27, 2021 were $31 million and $28 million, respectively. We continuously evaluate the composition of our inventory and make adjustments when the cost of inventory is not expected to be fully recoverable. The net realizable value of our inventory is estimated based on historical experience, current and forecasted demand and market conditions. In addition, reserves for inventory losses are estimated based on historical experience and inventory counts. Our inventory reserves are estimates, which could vary significantly from actual results if future economic conditions, customer demand or competition differ from expectations. Our historical estimates of these adjustments have not differed materially from actual results.
Long-lived Assets
We evaluate all long-lived assets, including operating lease right-of-use assets, property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. For the purposes of impairment testing, we group long-lived assets at the lowest level of identifiable cash flow. Our leasehold improvements are typically amortized over the life of the store lease, including reasonably assured renewals and our shop-in-shops are amortized over a useful life of three to five years. Our impairment testing is based on our best estimate of the future operating cash flows. If the sum of our estimated undiscounted future cash flows associated with the asset is less than the asset’s carrying value, we would recognize an impairment charge, which is measured as the amount by which the carrying value exceeds the fair value of the asset. The fair values determined by management require significant judgment and include certain assumptions regarding future sales and expense growth rates, discount rates and estimates of real estate market fair values. As such, these estimates may differ from actual results and are affected by future market and economic conditions.
During Fiscal 2022, Fiscal 2021 and Fiscal 2020, we recorded impairment charges of $83 million, $158 million and $357 million, respectively, which were primarily related to operating lease right-of-use assets and fixed assets of our retail store locations. Please refer to Note 7 and Note 13 of the accompanying consolidated financial statements for additional information.
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
The impairment testing for goodwill is performed at the reporting unit level. We use industry accepted valuation models and set criteria that are reviewed and approved by various levels of management and, in certain instances, we engage independent third-party valuation specialists for assistance. To determine the fair value of a reporting unit, we use a combination of the income and market approaches, when applicable. We believe the blended use of both models, when applicable, compensates for the inherent risk associated with either model if used on a stand-alone basis, and this combination is indicative of the factors a market participant would consider when performing a similar valuation. If the fair value of a reporting unit exceeds the related carrying value, the reporting unit’s goodwill is considered not to be impaired and no further testing is performed. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recorded for the difference. These valuations are affected by certain estimates, including future revenue growth rates, future operating expense growth rates, gross margins and discount rates. Future events could cause us to conclude that impairment indicators exist and goodwill may be impaired.

When performing a quantitative impairment assessment of our brand intangible assets, the fair value of the Versace and the Jimmy Choo brands is estimated using a discounted cash flow analysis based on the “relief from royalty” method, assuming that a third party would be willing to pay a royalty in lieu of ownership for this intangible asset. This approach is dependent on many factors, including estimates of future revenue growth rates, royalty rates and discount rates. Actual future results may differ from these estimates. An impairment loss is recognized when the estimated fair value of the brand intangible assets is less than its carrying amount.
During the fourth quarter of Fiscal 2022, we performed our annual goodwill and indefinite-lived intangible assets impairment analysis. Based on qualitative impairment assessment of the Michael Kors reporting units, we concluded that it is more likely than not that the fair value of the Michael Kors reporting units exceeded its carrying value and, therefore, was not impaired. We elected to perform quantitative impairment analyses for the Versace and Jimmy Choo reporting units, using a combination of income and market approaches to estimate the fair values of reporting units. We also elected to perform an impairment analysis for the Versace and Jimmy Choo brand intangible assets using an income approach to estimate the fair values. Based on the results of these assessment, we concluded that the fair values of the Versace and Jimmy Choo reporting units and the brand intangible assets exceeded the related carrying amounts and no impairment was required.
In Fiscal 2021, we recorded a goodwill impairment charge of $94 million related to the Jimmy Choo wholesale and Jimmy Choo licensing reporting units and $69 million impairment charge related to the Jimmy Choo brand intangible assets during Fiscal 2021. We recorded a goodwill impairment charge of $171 million related to the Jimmy Choo retail and Jimmy Choo licensing reporting units and $180 million impairment charge related to the Jimmy Choo brand intangible assets during Fiscal 2020. The impairment charges were recorded within impairment of assets on our consolidated statement of operations and comprehensive income (loss) for the fiscal years ended March 27, 2021 and March 28, 2020. See Note 8 to the accompanying financial statements for information relating to the annual impairment analysis performed during the fourth quarters of Fiscal 2022, Fiscal 2021 and Fiscal 2020.
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
Share-based Compensation
We grant share-based awards to certain of our employees and directors. The grant date fair value of share options is calculated using the Black-Scholes option pricing model, which requires us to use subjective assumptions. The closing market price at the grant date is used to determine the grant date fair value of restricted stock units (“RSUs”) and performance-based RSUs. These values are recognized as expense over the requisite service period, net of estimated forfeitures, based on expected attainment of pre-established performance goals for performance grants, or the passage of time for those grants which have only time-based vesting requirements. Compensation expense for performance-based RSUs is recognized over the employees’ requisite service period when attainment of the performance goals is deemed probable, which involves judgment as to achievement of certain performance metrics.
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
Derivative Financial Instruments
Forward Foreign Currency Exchange Contracts
We use forward foreign currency exchange contracts to manage our exposure to fluctuations in foreign currency for certain transactions. We, in our normal course of business, enter into transactions with foreign suppliers and seeks to minimize risks related to these transactions. We employ these contracts to hedge the our cash flows, as they relate to foreign currency transactions. Certain of these contracts are designated as hedges for accounting purposes, while others remain undesignated. All of our derivative instruments are recorded in our consolidated balance sheets at fair value on a gross basis, regardless of their hedge designation.

We designate certain contracts related to the purchase of inventory that qualify for hedge accounting as cash flow hedges. Formal hedge documentation is prepared for all derivative instruments designated as hedges, including a description of the hedged item and the hedging instrument and the risk being hedged. The changes in the fair value for contracts designated as cash flow hedges is recorded in equity as a component of accumulated other comprehensive income until the hedged item affects earnings. When the inventory related to forecasted inventory purchases that are being hedged is sold to a third party, the gains or losses deferred in accumulated other comprehensive income are recognized within cost of goods sold. The Company uses regression analysis to assess effectiveness of derivative instruments that are designated as hedges, which compares the change in the fair value of the derivative instrument to the change in the related hedged item. If the hedge is no longer expected to be highly effective in the future, future changes in the fair value are recognized in earnings. For those contracts that are not designated as hedges, changes in the fair value are recorded to foreign currency (gain) loss in our consolidated statements of operations and comprehensive income (loss). We classify cash flows relating to our forward foreign currency exchange contracts related to purchases of inventory consistently with the classification of the hedged item within cash flows from operating activities.
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
Net Investment Hedges
We also use fixed-to-fixed cross currency swap agreements to hedge our net investments in foreign operations against future volatility in the exchange rates between the United States dollar and the associated foreign currencies. We have elected the spot method of designating these contracts under ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”, and have designated these contracts as net investment hedges. The net gain or loss on the net investment hedge is reported within foreign currency translation gains and losses (“CTA”), as a component of accumulated other comprehensive income on our consolidated balance sheets. Interest accruals and coupon payments are recognized directly in interest (income) expense, net, in our consolidated statements of operations and comprehensive income (loss). Upon discontinuation of a hedge, all previously recognized amounts remain in CTA until the net investment is sold, diluted or liquidated.
We are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. In order to mitigate counterparty credit risk, we only enter into contracts with carefully selected financial institutions based upon their credit ratings and certain other financial factors, adhering to established limits for credit exposure.
During the fourth quarter of Fiscal 2020, we terminated all of our net investment hedges related to our Euro-denominated subsidiaries. The early termination of these hedges resulted in the receipt of $296 million in cash during the fourth quarter of Fiscal 2020. During Fiscal 2021, the Company resumed its normal hedging program and entered into multiple fixed-to-fixed cross-currency swap agreements to hedge its net investment in Euro-denominated and Japanese Yen-denominated subsidiaries against future volatility in the exchange rate between the United States dollar and these currencies. During Fiscal 2021, the Company entered into multiple fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $4 billion to hedge its net investment in Euro-denominated subsidiaries and $194 million to hedge its net investment in Japanese Yen-denominated subsidiaries against future volatility in the exchange rates between the United States dollar and these currencies.
During the first quarter of Fiscal 2022, we modified multiple fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $2.875 billion to hedge its net investment in Euro denominated subsidiaries. Due to an other-than-insignificant financing element for certain of the first quarter modifications, net interest cash inflows of $31 million during Fiscal 2022 related to these contracts are classified as financing activities in our consolidated statements of cash flows.

During the third and fourth quarter of Fiscal 2022, we modified multiple fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $1.5 billion and $2.475 billion, respectively. The modification of these hedges resulted in the receipt of $59 million and $130 million in cash during the third and fourth quarter of Fiscal 2022, respectively. These amounts are classified within investing activities in our consolidated statements of cash flows.
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
During the third quarter of Fiscal 2022, we terminated our only interest rate swap. As a result, we recognized a $1 million gain within interest (income) expense, net, within our consolidated statements of operations and comprehensive income (loss).
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
We recognize the impact of an uncertain income tax position taken on our income tax returns at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. The effect of an uncertain income tax position will not be taken into account if the position has less than a 50% likelihood of being sustained. Our tax positions are analyzed periodically (at least quarterly) and adjustments are made as events occur that warrant adjustments to those positions. We record interest and penalties payable to relevant tax authorities as income tax expense.
In response to the COVID-19 pandemic, local governments enacted, or are in the process of enacting, measures to provide aid and economic stimulus to companies. On March 27, 2020, the United States government enacted the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which includes various tax provisions aimed at providing economic relief. We realized a slight favorable cash flow impact in Fiscal 2021 as a result of the deferral of income tax payments under the CARES Act and other local government relief initiatives. We also considered the significant adverse impact of COVID-19 on our business in assessing the realizability of our deferred tax assets. Based on this assessment, we determined that valuation allowances of approximately $65 million were needed against a portion of our non-United States deferred tax assets in Fiscal 2020 which increased to $95 million in Fiscal 2021 and during Fiscal 2022 decreased to $36 million. We will continue to monitor the impacts of COVID-19 on our ability to realize our deferred tax assets and on the tax provision. Another provision of the CARES Act applicable to us is the modification to allow for a five-year carryback of net operating losses. We recognized a $13 million benefit from a net operating loss (“NOL”) carryback claim in Fiscal 2021, which represented our provisional estimate at that time. During Fiscal 2022, we finalized our accounting for the carryback and recognized an additional $43 million income tax benefit.
New Accounting Pronouncements
Please refer to Note 2 to the accompanying consolidated financial statements for detailed information relating to recently adopted and recently issued accounting pronouncements and the associated impacts.

Results of Operations
A discussion regarding our results of operations for Fiscal 2022 compared to Fiscal 2021 is presented below. A discussion regarding our results of operations for Fiscal 2021 compared to Fiscal 2020 can be found under Item 7 in our Annual Report on Form 10-K for the year ended March 27, 2021, filed with the SEC on May 26, 2021, which is available on the SEC’s website at www.sec.gov and our investor website at www.capriholdings.com.
Comparison of Fiscal 2022 with Fiscal 2021
The following table details the results of our operations for Fiscal 2022 and Fiscal 2021 and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Fiscal Years Ended		$ Change	% Change	% of Total Revenue for Fiscal 2022	% of Total Revenue for Fiscal 2021
	April 2, 2022	March 27, 2021
Statements of Operations Data:
Total revenue	$5,654	$4,060	$1,594	39.3%
Cost of goods sold	1,910	1,463	447	30.6%	33.8%	36.0%
Gross profit	3,744	2,597	1,147	44.2%	66.2%	64.0%
Selling, general and administrative expenses	2,533	2,018	515	25.5%	44.8%	49.7%
Depreciation and amortization	193	212	(19)	(9.0)%	3.4%	5.2%
Impairment of assets	73	316	(243)	(76.9)%	1.3%	7.8%
Restructuring and other charges	42	32	10	31.3%	0.7%	0.8%
Total operating expenses	2,841	2,578	263	10.2%	50.2%	63.5%
Income from operations	903	19	884	NM	16.0%	0.5%
Other income, net	(2)	(7)	5	71.4%	—%	(0.2)%
Interest (income) expense, net	(18)	43	(61)	NM	(0.3)%	1.1%
Foreign currency loss (gain)	8	(20)	28	NM	0.1%	(0.5)%
Income before provision for income taxes	915	3	912	NM	16.2%	0.1%
Provision for income taxes	92	66	26	39.4%	1.6%	1.6%
Net income (loss)	823	(63)	886	NM
Less: Net income (loss) attributable to noncontrolling interests	1	(1)	2	NM
Net income (loss) attributable to Capri	$822	$(62)	$884	NM

NM Not meaningful
Total Revenue
Total revenue increased $1.594 billion, or 39.3%, to $5.654 billion for Fiscal 2022, compared to $4.060 billion for Fiscal 2021, which included net favorable foreign currency effects of $25 million primarily related to the strengthening of the British Pound against the United States dollar in Fiscal 2022, as compared to Fiscal 2021. On a constant currency basis, our total revenue increased $1.569 billion, or 38.6%. The increase is attributable to the continued recovery from the COVID-19 pandemic. In the prior fiscal year, the Company experienced widespread, temporary store closures and a significant decline in store traffic. Fiscal 2022 also included approximately $70 million of incremental revenue attributable to the inclusion of the 53rd week.
Gross Profit
Gross profit increased $1.147 billion, or 44.2%, to $3.744 billion during Fiscal 2022, compared to $2.597 billion for Fiscal 2021, which included net favorable foreign currency effects of $5 million. Gross profit as a percentage of total revenue increased 220 basis points to 66.2% during Fiscal 2022, compared to 64.0% during Fiscal 2021. The increase in gross profit margin was primarily attributable to a higher average unit price and lower promotional activity, partially offset by increases in supply chain costs and unfavorable channel mix.

Total Operating Expenses
Total operating expenses increased $263 million, or 10.2%, to $2.841 billion during Fiscal 2022, compared to $2.578 billion for Fiscal 2021. Our operating expenses included a net unfavorable foreign currency impact of approximately $2 million. Total operating expenses as a percentage of total revenue decreased to 50.2% in Fiscal 2022, compared to 63.5% in Fiscal 2021. The components that comprise total operating expenses are detailed below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $515 million, or 25.5%, to $2.533 billion during Fiscal 2022, compared to $2.018 billion for Fiscal 2021, primarily due to increased retail store, e-commerce, corporate and marketing expenses during Fiscal 2022.
Selling, general and administrative expenses as a percentage of total revenue decreased to 44.8% during Fiscal 2022, compared to 49.7% for Fiscal 2021, primarily due to leveraging of operating expenses as a result of higher revenue.
Unallocated corporate expenses, which are included within selling, general and administrative expenses discussed above, but are not directly attributable to a reportable segment, increased $38 million, or 25.0%, to $190 million for Fiscal 2022, compared to $152 million for Fiscal 2021, primarily due to an increase in professional fees related to the ERP system implementation and Capri transformation projects and an increase in compensation expense.
Depreciation and Amortization
Depreciation and amortization decreased $19 million, or 9.0%, to $193 million during Fiscal 2022, compared to $212 million for Fiscal 2021. The decrease in depreciation and amortization expense was primarily attributable to lower depreciation due to lower capital expenditures in Fiscal 2022 and Fiscal 2021. Depreciation and amortization decreased to 3.4% as a percentage of total revenue during Fiscal 2022, compared to 5.2% for Fiscal 2021 primarily due to higher revenues during Fiscal 2022.
Impairment of Assets
During Fiscal 2022, we recognized asset impairment charges of $73 million, primarily related to the impairment of operating lease right-of-use assets. During Fiscal 2021, we recognized asset impairment charges of approximately $316 million, primarily related to the impairment of Jimmy Choo goodwill and its brand intangible assets, as well as the impairment of operating lease right-of-use assets (see Note 13 to the accompanying consolidated financial statements for additional information).
Restructuring and Other Charges
During Fiscal 2022, we recognized restructuring and other charges of $42 million, which included other costs of $33 million, primarily related to equity awards associated with the acquisition of Versace and severance for an executive officer and $9 million related to our Capri Retail Store Optimization Program (see Note 10 to the accompanying consolidated financial statements for additional information).
During Fiscal 2021, we recognized restructuring and other charges of $32 million, which included other costs of $27 million, primarily related to equity awards associated with the acquisition of Versace and the closure of certain corporate locations and $5 million related to our Capri Retail Store Optimization Program.
Income from Operations
As a result of the foregoing, income from operations increased $884 million to $903 million during Fiscal 2022, compared to $19 million for Fiscal 2021. Income from operations as a percentage of total revenue increased to 16.0% in Fiscal 2022, compared to 0.5% in Fiscal 2021. See Segment Information above for a reconciliation of our segment operating income to total operating income.

Interest (Income) Expense, net
During Fiscal 2022, we recognized $18 million of interest income compared to $43 million of interest expense during Fiscal 2021. The $61 million improvement in interest (income) expense, net, is primarily due to an increase of interest income from higher average notional amounts outstanding on our net investment hedges in the current year and a decrease in interest expense attributable to lower average borrowings outstanding (see Note 11 and Note 14 to the accompanying consolidated financial statements for additional information).
Foreign Currency (Gain) Loss
During Fiscal 2022 and Fiscal 2021, we recognized a net foreign currency loss of $8 million and a net foreign currency gain of $20 million, respectively, primarily attributable to the remeasurement of intercompany loans with certain of our subsidiaries.
Provision for Income Taxes
During Fiscal 2022, we recognized $92 million of income tax expense on pre-tax income of $915 million compared with $66 million of income tax expense on a pre-tax income of $3 million for Fiscal 2021. Our effective tax rate for Fiscal 2022 was significantly lower than our effective tax rate in Fiscal 2021, and not a meaningful or comparable metric, primarily due to the relationship between our income tax expense and minimal pre-tax income in the prior year as compared to the current year. The Fiscal 2022 income tax expense was higher than Fiscal 2021 primarily due to the increase in pre-tax income and increases in uncertain tax positions during Fiscal 2022. The increase was partially offset by a release of a valuation allowance in certain European subsidiaries, the impact of recently enacted tax legislation in Italy which allowed the Company to reduce its deferred tax liabilities, as well as a more favorable effect of our global financing activities during Fiscal 2022 compared to Fiscal 2021. As a result, the effect that discrete tax amounts have on the effective income tax rate during the year is not comparable. See Note 17 to the accompanying consolidated financial statements for additional information.
The global financing activities are related to our previously disclosed 2014 move of our principal executive office from Hong Kong to the U.K. and decision to become a U.K. tax resident. In connection with this decision, we funded our international growth strategy through intercompany debt financing arrangements between certain of our United States, United Kingdom and Hungarian subsidiaries. Accordingly, due to the difference in the statutory income tax rates between these jurisdictions, we realized a lower effective tax rate on consolidated pre-tax income.
Our effective tax rate may fluctuate from time to time due to the effects of changes in United States state and local taxes and tax rates in foreign jurisdictions. In addition, factors such as the geographic mix of earnings, enacted tax legislation and the results of various global tax strategies, may also impact our effective tax rate in future periods.
Net Income (Loss) Attributable to Noncontrolling Interest
During Fiscal 2022, we recorded net income attributable to noncontrolling interest of $1 million and during Fiscal 2021, we recorded a net loss of $1 million, attributable to the noncontrolling interest in our joint ventures. These amounts represent the share of income (loss) that is not attributable to the Company.
Net Income (Loss) Attributable to Capri
As a result of the foregoing, during Fiscal 2022 our net income attributable to Capri increased $884 million to $822 million, compared to a net loss of $62 million for Fiscal 2021.

Segment Information
Versace

	Fiscal Years Ended			% Change
	April 2, 2022	March 27, 2021	$ Change	As Reported	Constant Currency
Revenues	$1,088	$718	$370	51.5%	52.8%
Income from operations	185	21	164	NM
Operating margin	17.0%	2.9%

NM Not meaningful
Revenues
Versace revenues increased $370 million, or 51.5%, to $1.088 billion for Fiscal 2022, compared to $718 million for Fiscal 2021, which included unfavorable foreign currency effects of $9 million. On a constant currency basis, revenue increased $379 million, or 52.8%, primarily attributable to the continued recovery from the COVID-19 pandemic. In the prior fiscal year, the Company experienced widespread, temporary store closures and a significant decline in store traffic.
Income from Operations
During Fiscal 2022, Versace recorded income from operations of $185 million compared to $21 million for Fiscal 2021. Operating margin increased from 2.9% for Fiscal 2021 to 17.0% for Fiscal 2022, primarily due to a higher average unit price and leveraging of operating expenses due to higher revenue.
Jimmy Choo

	Fiscal Years Ended			% Change
	April 2, 2022	March 27, 2021	$ Change	As Reported	Constant Currency
Revenues	$613	$418	$195	46.7%	40.4%
Income (loss) from operations	13	(55)	68	NM
Operating margin	2.1%	(13.2)%

NM Not meaningful
Revenues
Jimmy Choo revenues increased $195 million, or 46.7%, to $613 million for Fiscal 2022, compared to $418 million for Fiscal 2021, which included favorable foreign currency effects of $26 million. On a constant currency basis, revenue increased $169 million, or 40.4%, primarily attributable to the continued recovery from the COVID-19 pandemic. In the prior fiscal year, the Company experienced widespread, temporary store closures and a significant decline in store traffic. Fiscal 2022 also included incremental revenue attributable to the inclusion of the 53rd week.
Income (Loss) from Operations
During Fiscal 2022, Jimmy Choo recorded income from operations of $13 million compared to a loss from operations of $55 million for Fiscal 2021. Operating margin improved from (13.2)% for Fiscal 2021 to 2.1% for Fiscal 2022, primarily due to a higher average unit price and leveraging of operating expenses due to higher revenue.

Michael Kors

	Fiscal Years Ended			% Change
	April 2, 2022	March 27, 2021	$ Change	As Reported	Constant Currency
Revenues	$3,953	$2,924	$1,029	35.2%	34.9%
Income from operations	1,005	595	410	68.9%
Operating margin	25.4%	20.3%
Revenues
Michael Kors revenues increased $1.029 billion, or 35.2%, to $3.953 billion for Fiscal 2022, compared to $2.924 billion for Fiscal 2021, which included favorable foreign currency effects of $8 million. On a constant currency basis, revenue increased $1.021 billion, or 34.9%, primarily attributable to the continued recovery from the COVID-19 pandemic. In the prior fiscal year, the Company experienced widespread, temporary store closures and a significant decline in store traffic. Fiscal 2022 also included incremental revenue attributable to the inclusion of the 53rd week.
Income from Operations
During Fiscal 2022, Michael Kors recorded income from operations of $1.005 billion compared to $595 million for Fiscal 2021. Operating margin increased from 20.3% for Fiscal 2021 to 25.4% for Fiscal 2022, primarily due to a higher average unit price and leveraging of operating expenses due to higher revenue, partially offset by increases in supply chain costs.

Liquidity and Capital Resources
Our primary sources of liquidity are the cash flows generated from our operations, along with borrowings available under our credit facilities (see below discussion regarding “Revolving Credit Facilities”) and available cash and cash equivalents. Our primary use of this liquidity is to fund the ongoing cash requirements, including our working capital needs and capital investments in our business, debt repayments, acquisitions, returns of capital, including share repurchases and other corporate activities. We believe that the cash generated from our operations, together with borrowings available under our revolving credit facilities and available cash and cash equivalents, will be sufficient to meet our working capital needs for the next 12 months and beyond, including investments made and expenses incurred in connection with our store growth plans, investments in corporate and distribution facilities, continued systems development, e-commerce and marketing initiatives. We spent $131 million on capital expenditures during Fiscal 2022 and expect to spend approximately $300 million during Fiscal 2023. This anticipated increase reflects continued expenditures related to our retail operations (including e-commerce), ERP system implementation and Capri transformation programs. The majority of the Fiscal 2022 expenditures related to our retail operations (including e-commerce) and our corporate offices.
The following table sets forth key indicators of our liquidity and capital resources (in millions):

	As of
	April 2, 2022	March 27, 2021
Balance Sheet Data:
Cash and cash equivalents	$169	$232
Working capital	$325	$(75)
Total assets	$7,480	$7,481
Short-term debt	$29	$123
Long-term debt	$1,131	$1,219

	Fiscal Years Ended
	April 2, 2022	March 27, 2021	March 28, 2020
Cash flows provided by (used in):
Operating activities	$704	$624	$859
Investing activities	58	(124)	62
Financing activities	(800)	(870)	(497)
Effect of exchange rate changes	(24)	12	(4)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(62)	$(358)	$420

Cash Provided by Operating Activities
Cash provided by operating activities increased $80 million to $704 million during Fiscal 2022, as compared to $624 million for Fiscal 2021, which was due to an increase in our net income after non-cash adjustments, partially offset by decreases related to changes in our working capital. The decreases related to the changes in our working capital are primarily attributable to an increase in our inventory levels and fluctuations in the timing of payments and receipts when compared to the prior year.
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
Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities was $58 million during Fiscal 2022, as compared to net cash used in investing activities of $124 million during Fiscal 2021. The $182 million increase in cash provided by investing activities was primarily attributable to $189 million cash received on the settlement of certain net investment hedges during Fiscal 2022.

Net cash used in investing activities was $124 million during Fiscal 2021, as compared to net cash provided by investing activities of $62 million during Fiscal 2020. The $186 million increase in cash used in investing activities was primarily attributable to a $298 million settlement of net investment hedges during Fiscal 2020, partially offset by a $112 million decrease in capital expenditures compared to Fiscal 2020.
Cash Used in Financing Activities
Net cash used in financing activities was $800 million during Fiscal 2022, as compared to $870 million during Fiscal 2021. The decrease in cash used by financing activities of $70 million was primarily due to a decrease in net debt repayments of $681 million, higher cash proceeds from other financing activities and employee option exercises, partially offset by an increase of $660 million in cash payments to repurchase our ordinary shares during Fiscal 2022.
Net cash used in financing activities was $870 million during Fiscal 2021, as compared to $497 million during Fiscal 2020. The increase in cash used by financing activities of $373 million was primarily due to an increase in net debt repayments of $474 million, partially offset by a decrease of $101 million in cash payments to repurchase our ordinary shares during Fiscal 2021.

Debt Facilities
The following table presents a summary of the Company’s borrowing capacity and amounts outstanding as of April 2, 2022 and March 27, 2021 (dollars in millions):

	Fiscal Years Ended
	April 2, 2022	March 27, 2021
Senior Secured Revolving Credit Facility:
Revolving Credit Facility (excluding up to a $500 million accordion feature) (1)
Total Availability	$1,000	$1,000
Borrowings outstanding (2)	175	—
Letter of credit outstanding	21	27
Remaining availability	$804	$973

Term Loan Facility ($1.6 billion)
Borrowings Outstanding, net of debt issuance costs (2)	$495	$865
Remaining availability	$—	$—

364 Credit Facility ($230 million)
Total availability	$—	$230
Remaining availability	$—	$230

Senior Notes due 2024
Borrowings Outstanding, net of debt issuance costs and discount amortization (2)	$448	$447

Other Borrowings (3)	$42	$21

Hong Kong Uncommitted Credit Facility:
Total availability (80 million and 100 million Hong Kong Dollar) (4)	$10	$13
Borrowings outstanding	—	—
Remaining availability (80 million and 100 million Hong Kong Dollar)	$10	$13

China Uncommitted Credit Facility:
Total availability (45 million and 100 million Chinese Yuan) (4)	$7	$15
Borrowings outstanding	—	$—
Remaining availability (45 million and 100 million Chinese Yuan)	$7	$15

Japan Credit Facility:
Total availability (1.0 billion Japanese Yen)	$8	$9
Borrowings outstanding (0.0 billion and 1.0 billion Japanese Yen) (5)	—	9
Remaining availability (1.0 billion and 0.0 billion Japanese Yen)	$8	$—

Versace Uncommitted Credit Facility:
Total availability (48 million and 57 million Euro) (4)	$52	$67
Borrowings outstanding (0 million Euro)	—	—
Remaining availability (48 million and 57 million Euro)	$52	$67

Total borrowings outstanding (1)	$1,160	$1,342
Total remaining availability	$881	$1,298

(1)The financial covenant in our 2018 Credit Facility requiring us to maintain a ratio of the sum of total indebtedness plus the capitalized amount of all operating lease obligations for the last four fiscal quarters to Consolidated EBITDAR of no greater than 3.75 to 1 was previously waived through the fiscal quarter ending June 26, 2021. We terminated the waiver period effective May 26, 2021. Effective as of that date, the Company was required to comply with the quarterly maximum net leverage ratio test of 4.00 to 1.0. As of April 2, 2022 and March 27, 2021, we were in compliance with all covenants related to our agreements then in effect governing our debt.
(2)As of April 2, 2022, all amounts are recorded as long-term debt in our consolidated balance sheets. As of March 27, 2021, all amounts were recorded as long-term debt, except for the current portion of $97 million outstanding under the 2018 Term Loan Facility, which was recorded within short-term debt in our consolidated balance sheets.
(3)The balance as of April 2, 2022 consists of $21 million related to our supplier finance program recorded within short-term debt in our consolidated balance sheets, $18 million related to the sale of certain Versace tax receivables, with $8 million and $10 million, respectively, recorded within short-term debt and long-term debt in our consolidated balance sheets and $3 million of other loans recorded as long-term debt in our consolidated balance sheets. The balance as of March 27, 2021 consists of $17 million related to our supplier finance program recorded within short term debt in our consolidated balance sheets and $4 million of other loans recorded as long-term debt in our consolidated balance sheets.
(4)The balance as of April 2, 2022 represents the total availability of the credit facility, which excludes bank guarantees.
(5)Recorded as short-term debt in our consolidated balance sheets as of March 27, 2021.
We believe that our 2018 Credit Facility is adequately diversified with no undue concentration in any one financial institution. As of April 2, 2022, there were 25 financial institutions participating in the facility, with none maintaining a maximum commitment percentage in excess of 10%. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the 2018 Credit Facility.
See Note 11 in the accompanying consolidated financial statements for detailed information relating to our credit facilities and debt obligations.
Share Repurchase Program
The following table presents our treasury share repurchases during the fiscal years ended April 2, 2022 and March 27, 2021 (dollars in millions):

	Fiscal Years Ended
	April 2, 2022	March 27, 2021
Cost of shares repurchased under share repurchase program	$650	$—
Fair value of shares withheld to cover tax obligations for vested restricted share awards	11	1
Total cost of treasury shares repurchased	$661	$1

Shares repurchased under share repurchase program	11,014,541	—
Shares withheld to cover tax withholding obligations	203,863	48,528
	11,218,404	48,528
During the first quarter of Fiscal 2021, the Company suspended its $500 million share-repurchase program in response to the continued impact of the COVID-19 pandemic. See Note 15 in the accompanying financial statements for additional information.
On November 3, 2021, we announced that our Board of Directors had terminated our existing $500 million share repurchase program (the “Prior Plan”), with $250 million of availability remaining, and authorized a new share repurchase program (the “Fiscal 2022 Plan”) pursuant to which we may, from time to time, repurchase up to $1.0 billion of our outstanding ordinary shares within a period of two years from the effective date of the program. As of April 2, 2022, the remaining availability under the Fiscal 2022 Plan was $500 million. Share repurchases may be made in open market or privately negotiated transactions, subject to market conditions, applicable legal requirements, trading transactions under our insider trading policy and other relevant factors. The program may be suspended or discontinued at any time.
On June 1, 2022, we announced that its Board of Directors has terminated our Fiscal 2022 Plan, with $500 million of availability remaining, and authorized a new share repurchase program pursuant to which we may, from time to time, repurchase up to $1.0 billion of our outstanding ordinary shares within period of two years from the effective date of the program. Share repurchases may be made in open market or privately negotiated transactions, subject to market conditions, applicable legal requirements, trading restrictions under our insider trading policy and other relevant factors. The program may be suspended or discontinued at any time.

See Note 15 and Note 20 to the accompanying consolidated financial statements for additional information.
Contractual Obligations and Commercial Commitments
As of April 2, 2022, our contractual obligations and commercial commitments were as follows (in millions):

Fiscal Years	Fiscal 2023	Fiscal 2024-2025	Fiscal 2026-2027	Fiscal 2028 and thereafter	Total
Operating leases	$482	$734	$422	$426	$2,064
Interest, net (1)	—	—	—	—	—
Inventory purchase obligations	1,016	—	—	—	1,016
Other commitments	77	26	5	—	108
Short-term debt	29	—	—	—	29
Long-term debt	—	1,135	—	—	1,135
Total	$1,604	$1,895	$427	$426	$4,352

(1)Beginning in Fiscal 2023, we will be in an interest income position, therefore we would not have interest expense obligations due through the above periods.
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
The above table excludes current liabilities (other than short-term debt and short-term operating lease liabilities) recorded as of April 2, 2022, as these items will be paid within one year, and non-current liabilities that have no cash outflows associated with them (e.g., deferred taxes).

Off-Balance Sheet Arrangements
We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. In addition to the commitments in the above table, our off-balance sheet commitments relating to our outstanding letters of credit were $36 million at April 2, 2022, including $15 million in letters of credit issued outside of the 2018 Credit Facility. In addition, as of April 2, 2022, bank guarantees of approximately $30 million were supported by our various credit facilities. We do not have any other off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Foreign Currency Exchange Risk
Forward Foreign Currency Exchange Contracts
We are exposed to risks on certain purchase commitments to foreign suppliers based on the value of our purchasing subsidiaries’ local currency relative to the currency requirement of the supplier on the date of the commitment. As such, we enter into forward currency exchange contracts that generally mature in 12 months or less and are consistent with the related purchase commitments, to manage our exposure to the changes in the value of the Euro and the Canadian dollar. These contracts are recorded at fair value in our consolidated balance sheets as either an asset or liability, and are derivative contracts to hedge cash flow risks. Certain of these contracts are designated as hedges for hedge accounting purposes, while other contracts are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of the majority of these contracts at the balance sheet date are recorded in our equity as a component of accumulated other comprehensive income, and upon maturity (settlement) are recorded in, or reclassified into, our cost of goods sold or operating expenses, in our consolidated statements of operations and comprehensive income (loss), as applicable to the transactions for which the forward currency exchange contracts were established.
We perform a sensitivity analysis on our forward currency contracts, both designated and not designated as hedges for accounting purposes, to determine the effects of fluctuations in foreign currency exchange rates. For this sensitivity analysis, we assume a hypothetical change in United States dollar against foreign exchange rates. Based on all foreign currency exchange contracts outstanding as of April 2, 2022, a 10% appreciation or devaluation of the United States dollar compared to the level of foreign currency exchange rates for currencies under contract as of April 2, 2022, would result in a potential net increase and decrease upon settlement of approximately $15 million in the fair value of these contracts.
Net Investment Hedges
We are exposed to adverse foreign currency exchange rate movements related to our net investment hedges. As of April 2, 2022, we have multiple fixed to fixed cross-currency swap agreements with aggregate notional amounts of $4 billion to hedge our net investment in Euro-denominated subsidiaries and $194 million to hedge our net investments in Japanese Yen-denominated subsidiaries against future volatility in the exchange rates between the United States dollar and this currency. Under the term of these contracts, we will exchange the semi-annual fixed rate payments on United States denominated debt for fixed rate payments of 0% to 3.565% in Euros and 0% to 3.408% in Japanese Yen. Based on the net investment hedges outstanding as of April 2, 2022, a 10% appreciation or devaluation of the United States dollar compared to the level of foreign currency exchange rates for currencies under contract as of April 2, 2022, would result in a potential net increase or decrease upon settlement of approximately $432 million in the fair value of this contract, which include mandatory early termination dates between August 2025 and February 2026, while the remaining contracts have maturity dates between March 2024 and February 2051. In addition, certain other contracts are supported by a credit support annex (“CSA”) which provides for collateral exchange with the earliest effective date being November 2023. If the outstanding position of a contract exceeds a certain threshold governed by the aforementioned CSA’s, either party is required to post cash collateral.
Interest Rate Risk
We are exposed to interest rate risk in relation to borrowings outstanding under our 2018 Term Loan Facility, our Credit Facility, our Hong Kong Credit Facility, our Japan Credit Facility and our Versace Credit Facilities. Our 2018 Term Loan Facility carries interest at a rate that is based on LIBOR. Our 2018 Credit Facility carries interest rates that are tied to LIBOR and the prime rate, among other institutional lending rates (depending on the particular origination of borrowing), as further described in Note 11 to the accompanying consolidated financial statements. Our Hong Kong Credit Facility carries interest at a rate that is tied to the Hong Kong Interbank Offered Rate. Our China Credit Facility carries interest at a rate that is tied to the People’s Bank of China’s Benchmark lending rate. Our Japan Credit Facility carries interest at a rate posted by the Mitsubishi UFJ Financial Group. Our Versace Credit Facility carries interest at a rate set by the bank on the date of borrowing that is tied to the European Central Bank. Therefore, our consolidated statements of operations and comprehensive income (loss) and cash flows are exposed to changes in those interest rates. At April 2, 2022, we had $175 million borrowings outstanding under our Revolving Credit Facility, $495 million, net of debt issuance costs, outstanding under our 2018 Term Loan Facility and no borrowings outstanding under our Versace Credit Facilities. At March 27, 2021, we had no borrowings outstanding under our Revolving Credit Facility, $865 million, net of debt issuance costs, outstanding under our 2018 Term Loan Facility and no borrowings outstanding under our Versace Credit Facility. These balances are not indicative of future balances that may be outstanding under our revolving credit facilities that may be subject to fluctuations in interest rates. Any increases in the applicable interest rate(s) would cause an increase to the interest expense relative to any outstanding balance at that date.

Credit Risk
As of April 2, 2022, our $450 million Senior Notes, due in 2024, bear interest at a fixed rate equal to 4.500% per year, payable semi-annually. Our Senior Notes interest rate payable may be subject to adjustments from time to time if either Moody’s or S&P (or a substitute rating agency), downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the Senior Notes. See Note 20 to the accompanying consolidated financial statements for additional information.

Item 8.    Financial Statements and Supplementary Data
See “Item 15. Exhibits and Financial Statement Schedules” for a listing of the consolidated financial statements and supplementary data included in this report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a - 15(e) and 15(d) - 15(e) under the Securities and Exchange Act of 1934, as amended, (the “Exchange Act”)) as of April 2, 2022. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures are effective as of April 2, 2022.
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
Our management assessed the effectiveness of our internal control over financial reporting as of April 2, 2022. In making this assessment, it used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), the 2013 Framework. Based on this assessment, management has determined that, as of April 2, 2022, our internal control over financial reporting is effective based on those criteria.
The Company’s internal control over financial reporting as of April 2, 2022, as well as the consolidated financial statements, have been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
Except as discussed below, there have been no changes in our internal control over financial reporting during the three months ended April 2, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We are currently undertaking a major, multi-year ERP implementation to upgrade our information technology platforms and systems worldwide. The implementation is occurring in phases over multiple years. We have launched the Michael Kors Finance functionality on the ERP system in North America in the first quarter of Fiscal 2023.

As a result of this multi-year implementation, we expect certain changes to our processes and procedures, which in turn, could result in changes to our internal control over financial reporting. While we expect this implementation to strengthen our internal control over financial reporting by automating certain manual processes and standardizing business processes and reporting across our organization, we will continue to evaluate and monitor our internal control over financial reporting as processes and procedures in the affected areas evolve. See Item 1A. “Risk Factors” — “A material delay or disruption in our information technology systems or e-commerce websites or our failure or inability to upgrade our information technology systems precisely and efficiently could have a material adverse effect on our business, results of operations and financial condition.”

Item 9B.    Other Information
As previously announced, the Board of Directors of the Company approved a retail store optimization program (the “Capri Retail Store Optimization Program”) to improve the profitability of its retail store fleet. During the fourth quarter of Fiscal 2022, the Company completed its plan to close certain retail stores as a part of Capri Retail Store Optimization Program. The Company closed a total of 167 of its retail stores, with 66 and 101 stores having closed during Fiscal 2022 and Fiscal 2021, respectively. Net restructuring charges recorded in connection with the Capri Retail Store Optimization Program was $14 million, of which $9 million and $5 million was recorded during Fiscal 2022 and Fiscal 2021, respectively. Net restructuring charges recorded in connection with the Capri Retail Store Optimization Program were $3 million during the three months ended April 2, 2022.
This disclosure is intended to satisfy the requirements of Item 2.05 of Form 8-K.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance
Information with respect to this Item is included in the Company’s Proxy Statement to be filed in June 2022, which is incorporated herein by reference.

Item 11.    Executive Compensation
Information with respect to this Item is included in the Company’s Proxy Statement to be filed in June 2022, which is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information as of April 2, 2022 regarding compensation plans under which the Company’s equity securities are authorized for issuance:

Equity Compensation Plan Information
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	4,393,340	$39.96	4,062,239
Equity compensation plans not approved by security holders	—	$—	—
Total	4,393,340	$39.96	4,062,239

(1)Reflects share options and restricted stock units issued under the Company’s Amended and Restated Omnibus Incentive Plan.
(2)Represents the weighted average exercise price of outstanding share awards only.

Item 13.    Certain Relationships, Related Transactions and Director Independence
Information with respect to this Item is included in the Company’s Proxy Statement to be filed in June 2022, which is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services
Information with respect to this Item is included in the Company’s Proxy Statement to be filed in June 2022, which is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)The following documents are filed as part of this annual report on Form 10-K:
1.The following consolidated financial statements listed below are filed as a separate section of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm - Ernst & Young LLP (PCAOB ID No. 42).
Consolidated Balance Sheets as of April 2, 2022 and March 27, 2021.
Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended April 2, 2022, March 27, 2021 and March 28, 2020.
Consolidated Statements of Shareholders’ Equity for the fiscal years ended April 2, 2022, March 27, 2021 and March 28, 2020.
Consolidated Statements of Cash Flows for the fiscal years ended April 2, 2022, March 27, 2021 and March 28, 2020.
Notes to Consolidated Financial Statements for the fiscal years ended April 2, 2022, March 27, 2021 and March 28, 2020.
2.Exhibits:
EXHIBIT INDEX

Exhibit No.	Document Description
2.1	Stock Purchase Agreement, dated as of September 24, 2018, by and among Allegra Donata Versace Beck, Donatella Versace, Santo Versace, Borgo Luxembourg S.À R.L., Blackstone GPV Capital Partners (Mauritius) VI-D FDI Ltd., Blackstone GPV Tactical Partners (Mauritius)-N Ltd. and Capri Holdings Limited (f/k/a Michael Kors Holdings Limited) (included as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-35368), filed on September 25, 2018 and incorporated herein by reference).
3.1	Amended and Restated Memorandum and Articles of Association of Capri Holdings Limited (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 31, 2018 and incorporated herein by reference).
4.1	Specimen of Ordinary Share Certificate of Capri Holdings Limited (included as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2019 (File No. 001-35368), filed on May 29, 2019 and incorporated herein by reference).
4.2	Shareholders Agreement, dated as of July 11, 2011, among Michael Kors Holdings Limited and certain shareholders of Michael Kors Holdings Limited (included as Exhibit 10.2 to the Company’s Registration Statement on Form F-1, as amended (File No. 333-178282), filed on December 2, 2011 and incorporated herein by reference).
4.3	Indenture, dated as of October 20, 2017, by and among Michael Kors (USA), Inc., Michael Kors Holdings Limited, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-35368), filed on October 20, 2017 and incorporated herein by reference).
10.1	Second Amendment, dated as of June 25, 2020, to the Third Amended and Restated Credit Agreement dated as of November 15, 2018 among Capri Holdings Limited, Michael Kors (USA), Inc., the foreign subsidiary borrowers party thereto, the guarantors party thereto, the financial institutions party thereto as lenders and issuing banks and JPMorgan Chase Bank, N.A., as administrative agent (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35368), filed on July 1, 2020 and incorporated herein by reference).
10.2	Form of Indemnification Agreement between Michael Kors Holdings Limited and its directors and executive officers (included as Exhibit 10.5 to the Company’s Registration Statement on Form F-1, as amended (File No. 333-178282), filed on December 2, 2011 and incorporated herein by reference).
10.3	Amended and Restated Michael Kors (USA), Inc. Stock Option Plan (included as Exhibit 10.4 to the Company’s Registration Statement on Form F-1, as amended (File No. 333-178282), filed on December 2, 2011 and incorporated herein by reference).
10.4	Amendment No. 1 to the Amended and Restated Michael Kors (USA), Inc. Share Option Plan (included as Exhibit 4.9 to the Company’s Annual Report on Form 20-F for the fiscal year ended March 31, 2012, filed on June 12, 2012 and incorporated herein by reference).

Exhibit No.	Document Description
10.5	Capri Holdings Limited Second Amended and Restated Omnibus Incentive Plan (included as Annex A to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-35368), filed on July 22, 2020 and incorporated herein by reference).
10.6	Fifth Amended and Restated Employment Agreement, dated as of March 7, 2022, by and among Michael Kors (USA), Inc., Capri Holdings Limited and John D. Idol.
10.7	Executive Bonus Program (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2013 filed on August 8, 2013 and incorporated herein by reference).
10.8	Form of Employee Non-Qualified Option Award Agreement (included as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2015, filed on May 27, 2015 and incorporated herein by reference).
10.9	Form of Employee Restricted Stock Unit Award Agreement (included as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2015, filed on May 27, 2015 and incorporated herein by reference).
10.10	Form of Performance-Based Restricted Stock Unit Award Agreement (included as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2015, filed on May 27, 2015 and incorporated herein by reference).
10.11	Form of Independent Director Restricted Stock Unit Award Agreement (included as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2015, filed on May 27, 2015 and incorporated herein by reference).
10.12	Aircraft Time Sharing Agreement, dated November 24, 2014, by and between Michael Kors (USA), Inc. and John Idol (included as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2015, filed on May 27, 2015 and incorporated herein by reference).
10.13	Employment Agreement, dated as of April 17, 2017, by and among Michael Kors (USA), Inc., Michael Kors Holdings Limited and Thomas J. Edwards, Jr. (included as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2017, filed on May 31, 2017 and incorporated herein by reference).
10.14	Capri Holdings Limited Deferred Compensation Plan (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001.35368), filed on November 14, 2019 and incorporated herein by reference).
10.15	Employment Agreement between Michael Kors (USA), Inc. and Krista McDonough made as of October 1, 2016 (included as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2020 (File No 001-35368), filed on July 8, 2020 and incorporated herein by reference).
10.16	Employment Agreement, dated as of March 30, 2020, by and among Capri Holdings Limited, Michael Kors (USA), Inc. and Daniel Purefoy (included as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 27, 2021, filed on May 26, 2021 and incorporated herein by reference).
10.17	Employment Agreement, dated as of August 24, 2021, by and among Capri Holdings Limited, Michael Kors (USA), Inc. and Joshua Schulman (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 25, 2021 filed on November 3, 2021 and incorporated herein by reference).
10.18	Separation Agreement (“Agreement”), by and between Joshua Schulman, Capri Holdings Limited (“Capri”), and Michael Kors (USA), Inc., dated March 7, 2022.
10.19	Employment Agreement, effective as of June 1, 2021, by and among Capri Holdings Limited, Michael Kors (USA), Inc. and Jenna Hendricks.
10.20	Suspension of Rights Agreement, dated as of September 23, 2021, to the Third Amended and Restated Credit Agreement, dated as of November 15, 2018 among, Michael Kors (USA), Inc., Capri Holdings Limited, the Foreign Subsidiary Borrowers party to the Credit Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, the Lenders thereto and the other parties party thereto (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 25, 2021 filed on November 3, 2021 and incorporated herein by reference).
21.1	List of subsidiaries of Capri Holdings Limited.
23.2	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	Interactive Data Files.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: June 1, 2022

CAPRI HOLDINGS LIMITED
By:	/s/ John D. Idol
Name:	John D. Idol
Title:	Chairman & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John D. Idol	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	June 1, 2022
John D. Idol
By:	/s/ Thomas J. Edwards, Jr.	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	June 1, 2022
Thomas J. Edwards Jr.
By:	/s/ Marilyn Crouther	Director	June 1, 2022
Marilyn Crouther
By:	/s/ Robin Freestone	Director	June 1, 2022
Robin Freestone
By:	/s/ Judy Gibbons	Director	June 1, 2022
Judy Gibbons
By:	/s/ Ann Korologos	Director	June 1, 2022
Ann Korologos
By:	/s/ Stephen F. Reitman	Director	June 1, 2022
Stephen F. Reitman
By:	/s/ Jane Thompson	Director	June 1, 2022
Jane Thompson
By:	/s/ Jean Tomlin	Director	June 1, 2022
Jean Tomlin

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Capri Holdings Limited
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Capri Holdings Limited and subsidiaries (“the Company”) as of April 2, 2022 and March 27, 2021, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended April 2, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 2, 2022 and March 27, 2021, and the results of its operations and its cash flow for each of the three years in the period ended April 2, 2022, in conformity with the U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of April 2, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 1, 2022 expressed an unqualified opinion thereon.
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

Valuation of Goodwill and Indefinite-lived Intangible Assets
Description of the Matter	At April 2, 2022, the Company’s goodwill and indefinite-lived intangible assets, consisting of brand names, totaled $1.4 billion and $1.2 billion, respectively. As discussed in Note 2 to the consolidated financial statements, goodwill and indefinite-lived intangible assets are assessed for impairment on an annual basis, or whenever impairment indicators exist. Auditing the Company’s annual impairment assessments was complex and highly judgmental due to the significant estimation required in determining the fair value of the reporting units for goodwill and the fair value of indefinite-lived brand name intangible assets. In particular, the fair value estimates were sensitive to significant assumptions, such as changes in the discount rate, revenue growth rate, margin and royalty rates, which are affected by expectations about future market or economic conditions.

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

Impairment of Retail Store Long-Lived assets
Description of the Matter	As discussed in Note 2 to the consolidated financial statements, the Company evaluates its long-lived assets, which primarily include property and equipment and operating lease right-of-use assets at retail stores, for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. During the year ended April 2, 2022, the Company recognized an impairment charge of $83 million related to the long-lived assets.

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
market or economic conditions.

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
June 1, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Capri Holdings Limited
Opinion on Internal Control over Financial Reporting
We have audited Capri Holdings Limited and subsidiaries’ internal control over financial reporting as of April 2, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Capri Holdings Limited and subsidiaries (“the Company”) maintained, in all material respects, effective internal control over financial reporting as of April 2, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 2, 2022 and March 27, 2021, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended April 2, 2022, and the related notes and our report dated June 1, 2022 expressed an unqualified opinion thereon.
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
/s/ ERNST & YOUNG LLP

New York, New York
June 1, 2022

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	April 2, 2022	March 27, 2021
Assets
Current assets
Cash and cash equivalents	$169	$232
Receivables, net	434	373
Inventories, net	1,096	736
Prepaid expenses and other current assets	192	205
Total current assets	1,891	1,546
Property and equipment, net	476	485
Operating lease right-of-use assets	1,358	1,504
Intangible assets, net	1,847	1,992
Goodwill	1,418	1,498
Deferred tax assets	240	278
Other assets	250	178
Total assets	$7,480	$7,481
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$555	$512
Accrued payroll and payroll related expenses	165	116
Accrued income taxes	52	126
Short-term operating lease liabilities	414	447
Short-term debt	29	123
Accrued expenses and other current liabilities	351	297
Total current liabilities	1,566	1,621
Long-term operating lease liabilities	1,467	1,657
Deferred tax liabilities	432	397
Long-term debt	1,131	1,219
Other long-term liabilities	326	430
Total liabilities	4,922	5,324
Commitments and contingencies
Shareholders’ equity
Ordinary shares, no par value; 650,000,000 shares authorized; 221,967,599 shares issued and 142,806,269 outstanding at April 2, 2022; 219,222,937 shares issued and 151,280,011 outstanding at March 27, 2021	—	—
Treasury shares, at cost (79,161,330 shares at April 2, 2022 and 67,942,926 shares at March 27, 2021)	(3,987)	(3,326)
Additional paid-in capital	1,260	1,158
Accumulated other comprehensive income	194	56
Retained earnings	5,092	4,270
Total shareholders’ equity of Capri	2,559	2,158
Noncontrolling interest	(1)	(1)
Total shareholders’ equity	2,558	2,157
Total liabilities and shareholders’ equity	$7,480	$7,481
See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In millions, except share and per share data)

	Fiscal Years Ended
	April 2, 2022	March 27, 2021	March 28, 2020
Total revenue	$5,654	$4,060	$5,551
Cost of goods sold	1,910	1,463	2,280
Gross profit	3,744	2,597	3,271
Selling, general and administrative expenses	2,533	2,018	2,464
Depreciation and amortization	193	212	249
Impairment of assets	73	316	708
Restructuring and other charges	42	32	42
Total operating expenses	2,841	2,578	3,463
Income (loss) from operations	903	19	(192)
Other income, net	(2)	(7)	(6)
Interest (income) expense, net	(18)	43	18
Foreign currency loss (gain)	8	(20)	11
Income (loss) before provision for income taxes	915	3	(215)
Provision for income taxes	92	66	10
Net income (loss)	823	(63)	(225)
Less: Net income (loss) attributable to noncontrolling interest	1	(1)	(2)
Net income (loss) attributable to Capri	$822	$(62)	$(223)

Weighted average ordinary shares outstanding:
Basic	149,724,675	150,453,568	150,714,598
Diluted	152,497,907	150,453,568	150,714,598
Net income (loss) per ordinary share attributable to Capri:
Basic	$5.49	$(0.41)	$(1.48)
Diluted	$5.39	$(0.41)	$(1.48)

Statements of Comprehensive Income (Loss):
Net income (loss)	$823	$(63)	$(225)
Foreign currency translation adjustments	127	(15)	145
Net gain (loss) on derivatives	10	(4)	(4)
Comprehensive income (loss)	960	(82)	(84)
Less: Net income (loss) attributable to noncontrolling interest	1	(1)	(2)
Less: Foreign currency translation adjustments attributable to noncontrolling interest	(1)	—	—
Comprehensive income (loss) attributable to Capri	$960	$(81)	$(82)

See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data which is in thousands)

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity of Capri	Non-controlling Interests	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at March 30, 2019, as previously reported	216,051	$—	$1,011	(65,119)	$(3,223)	$(66)	$4,707	$2,429	$3	$2,432
Adoption of accounting standard (ASU 2106-02)	—	—	—	—	—	—	(152)	(152)	—	(152)
Balance as of March 30, 2019	216,051	—	1,011	(65,119)	(3,223)	(66)	4,555	2,277	3	2,280
Net loss	—	—	—	—	—	—	(223)	(223)	(2)	(225)
Other comprehensive income	—	—	—	—	—	141	—	141	—	141
Total comprehensive loss	—	—	—	—	—	—	—	(82)	(2)	(84)
Vesting of restricted awards, net of forfeitures	1,262	—	—	—	—	—	—	—	—	—
Exercise of employee share options	7	—	—	—	—	—	—	—	—	—
Share based compensation expense	—	—	70	—	—	—	—	70	—	70
Repurchase of ordinary shares	—	—	—	(2,775)	(102)	—	—	(102)	—	(102)
Adjustment of redeemable non-controlling interests to redemption value	—	—	4	—	—	—	—	4	$—	4
Balance as of March 28, 2020	217,320	—	1,085	(67,894)	(3,325)	75	4,332	2,167	1	2,168
Net loss	—	—	—	—	—	—	(62)	(62)	(1)	(63)
Other comprehensive loss	—	—	—	—	—	(19)	—	(19)	—	(19)
Total comprehensive loss	—	—	—	—	—	—	—	(81)	(1)	(82)
Vesting of restricted awards, net of forfeitures	1,456	—	—	—	—	—	—	—	—	—
Exercise of employee share options	447	—	3	—	—	—	—	3	—	3
Share based compensation expense	—	—	70	—	—	—	—	70	—	70
Repurchase of ordinary shares	—	—	—	(49)	(1)	—	—	(1)	—	(1)
Other	—	—	—	—	—	—	—	—	(1)	(1)
Balance at March 27, 2021	219,223	—	1,158	(67,943)	(3,326)	$56	4,270	2,158	(1)	2,157
Net income	—	—	—	—	—	—	822	822	1	823
Other comprehensive income (loss)	—	—	—	—	—	138	—	138	(1)	137
Total comprehensive income	—	—	—	—	—	—	—	960	—	960
Vesting of restricted awards, net of forfeitures	2,336	—	—	—	—	—	—	—	—	—
Exercise of employee share options	408	—	17	—	—	—	—	17	—	17
Share based compensation expense	—	—	85	—	—	—	—	85	—	85
Repurchase of ordinary shares	—	—	—	(11,218)	(661)	—	—	(661)	—	(661)
Balance at April 2, 2022	221,967	—	$1,260	(79,161)	$(3,987)	$194	$5,092	$2,559	$(1)	$2,558
See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal Years Ended
	April 2, 2022	March 27, 2021	March 28, 2020
Cash flows from operating activities
Net income (loss)	$823	$(63)	$(225)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	193	212	249
Share-based compensation expense	85	71	70
Impairment of assets	83	316	708
Credit losses	7	(3)	29
Deferred income taxes	(57)	(70)	(73)
Changes to lease related balances, net	(142)	(112)	(55)
Amortization of deferred financing costs	6	6	8
Tax (benefit) deficit on exercise of share options	(4)	4	2
Foreign currency (gains) losses	—	(15)	11
Other non-cash charges	1	—	3
Change in assets and liabilities:
Receivables, net	(78)	(52)	42
Inventories, net	(386)	145	115
Prepaid expenses and other current assets	14	(31)	20
Accounts payable	69	50	63
Accrued expenses and other current liabilities	30	153	(95)
Other long-term assets and liabilities	60	13	(13)
Net cash provided by operating activities	704	624	859
Cash flows from investing activities
Capital expenditures	(131)	(111)	(223)
Cash paid for asset/business acquisitions, net of cash acquired	—	(13)	(13)
Settlement of net investment hedges	189	—	298
Net cash provided by (used in) investing activities	58	(124)	62
Cash flows from financing activities
Debt borrowings	945	2,443	2,282
Debt repayments	(1,132)	(3,311)	(2,676)
Debt issuance costs	—	(4)	(1)
Repurchase of ordinary shares	(661)	(1)	(102)
Exercise of employee share options	17	3	—
Other financing activities	31	—	—
Net cash used in financing activities	(800)	(870)	(497)
Effect of exchange rate changes on cash and cash equivalents	(24)	12	(4)
Net (decrease) increase in cash, cash equivalents and restricted cash	(62)	(358)	420
Beginning of period	234	592	172
End of period	$172	$234	$592
Supplemental disclosures of cash flow information
Cash paid for interest	$37	$52	$80
Cash paid for income taxes	$43	$45	$98
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$39	$17	$30
See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Basis of Presentation
The Company was incorporated in the British Virgin Islands on December 13, 2002 as Michael Kors Holdings Limited and changed its name to Capri Holdings Limited (“Capri,” and together with its subsidiaries, the “Company”) on December 31, 2018. The Company is a holding company that owns brands that are leading designers, marketers, distributors and retailers of branded women’s and men’s accessories, apparel and footwear bearing the Versace, Jimmy Choo and Michael Kors tradenames and related trademarks and logos. The Company operates in three reportable segments: Versace, Jimmy Choo and Michael Kors. See Note 19 for additional information.
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
The Company utilizes a 52 to 53 week fiscal year, and the term “Fiscal Year” or “Fiscal” refers to that 52-week or 53-week period. The fiscal years ending on March 27, 2021 and March 28, 2020 (“Fiscal 2021” and “Fiscal 2020”, respectively) contain 52 weeks, whereas the fiscal year ending April 2, 2022 (“Fiscal 2022”) contain 53 weeks. The Company’s Fiscal 2023 is a 52-week period ending April 1, 2023.

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
The following table details the activity and balances of the Company’s sales reserves for the fiscal years ended April 2, 2022, March 27, 2021, and March 28, 2020 (in millions):

	Balance Beginning of Year	Amounts Charged to Revenue	Write-offs Against Reserves	Balance at Year End
Total Sales Reserves:
Fiscal Year Ended April 2, 2022	$98	$333	$(339)	$92
Fiscal Year Ended March 27, 2021	166	313	(381)	98
Fiscal Year Ended March 28, 2020	127	497	(458)	166
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
Loyalty Program
The Company offers a loyalty program, which allows its Michael Kors United States customers to earn points on qualifying purchases toward monetary and non-monetary rewards, which may be redeemed for purchases at Michael Kors retail stores and e-commerce sites. The Company defers a portion of the initial sales transaction based on the estimated relative fair value of the benefits based on projected timing of future redemptions and historical activity. These amounts include estimated “breakage” for points that are not expected to be redeemed. The contract liability, net of an estimated “breakage,” is recorded within accrued expenses and other current liabilities in the Company’s consolidated balance sheets and is expected to be recognized within the next 12 months. See Note 3 for additional information.
Advertising and Marketing Costs
Advertising and marketing costs are generally expensed when the advertisement is first exhibited and are recorded in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income (loss). Advertising and marketing expense was $329 million, $137 million and $201 million in Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively.
Cooperative advertising expense, which represents the Company’s participation in advertising expenses of its wholesale customers, is reflected as a reduction to revenue. Expenses related to cooperative advertising for Fiscal 2022, Fiscal 2021 and Fiscal 2020, were $4 million, $3 million and $7 million, respectively.
Shipping and Handling
Freight-in expenses are recorded as part of cost of goods sold, along with product costs and other costs to acquire inventory. The costs of preparing products for sale, including warehousing expenses, are included in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income (loss). Selling, general and administrative expenses also include the costs of shipping products to the Company’s e-commerce customers. Shipping and handling costs included within selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income (loss) were $236 million, $160 million and $157 million for Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively. Shipping and handling costs charged to customers are included in total revenue.
COVID-19 Related Government Assistance and Subsidies
During Fiscal 2022 and Fiscal 2021, the Company recorded $10 million and $37 million, respectively, related to government assistance and subsidies. There was no government assistance or subsidies recorded in Fiscal 2020. These amounts mostly relate to rent support and payroll expense and were recorded as a reduction of selling, general and administrative expenses.

Cash, Cash Equivalents and Restricted Cash
All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Included in the Company’s cash and cash equivalents as of April 2, 2022 and March 27, 2021 are credit card receivables of $18 million and $25 million, respectively, which generally settle within two to three business days.
A reconciliation of cash, cash equivalents and restricted cash as of April 2, 2022 and March 27, 2021 from the consolidated balance sheets to the consolidated statements of cash flows is as follows:

	Fiscal Years Ended
	April 2, 2022	March 27, 2021
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$169	$232
Restricted cash included within prepaid expenses and other current assets	3	2
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$172	$234
Inventories
Inventories primarily consist of finished goods with the exception of raw materials and work in process inventory. The combined total of raw materials and work in process inventory recorded on the Company’s consolidated balance sheets as of April 2, 2022 and March 27, 2021 were $31 million and $28 million, respectively. Inventories are stated at the lower of cost or net realizable value. Cost is determined using the weighted-average cost method. Costs include amounts paid to independent manufacturers, plus duties and freight to bring the goods to the Company’s warehouses, as well as shipments to stores. The Company continuously evaluates the composition of its inventory and makes adjustments when the cost of inventory is not expected to be fully recoverable. The net realizable value of the Company’s inventory is estimated based on historical experience, current and forecasted demand and other market conditions. In addition, reserves for inventory losses are estimated based on historical experience and physical inventory counts. The Company’s inventory reserves are estimates, which could vary significantly from actual results if future economic conditions, customer demand or competition differ from expectations. Our historical estimates of these adjustments have not differed materially from actual results.
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
The Company capitalizes, in property and equipment, direct costs incurred during the application development stage and the implementation stage for developing, purchasing or otherwise acquiring software for its internal use. These costs are amortized over the estimated useful lives of the software, generally five years, except for ERP systems which has an estimated useful life of ten years. All costs incurred during the preliminary project stage, including project scoping and identification and testing of alternatives, are expensed as incurred.

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
Long-lived Assets
The Company evaluates all long-lived assets, including operating lease right-of-use assets, property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. For the purposes of impairment testing, the Company groups long-lived assets at the lowest level of identifiable cash flow. Leasehold improvements are typically amortized over the term of the store lease, including reasonably assured renewals and the shop-in-shops are amortized over a useful life of three to five years. The Company’s impairment testing is based on its best estimate of the future operating cash flows. If the sum of our estimated undiscounted future cash flows associated with the asset is less than the asset’s carrying value, the Company would recognize an impairment charge, which is measured as the amount by which the carrying value exceeds the fair value of the asset. The fair values determined by management require significant judgment and include certain assumptions regarding future sales and expense growth rates, discount rates and estimates of real estate market fair values. As such, these estimates may differ from actual results and are affected by future market and economic conditions.
During Fiscal 2022, Fiscal 2021 and Fiscal 2020, the Company recorded impairment charges of $83 million, $158 million and $357 million, respectively, which were primarily related to operating lease right-of-use assets and fixed assets of our retail store locations. Please refer to Note 7 and Note 13 for additional information.
Goodwill and Other Indefinite-lived Intangible Assets
The Company records intangible assets based on their fair value on the date of acquisition. Goodwill is recorded as the difference between the fair value of the purchase consideration and the fair value of the net identifiable tangible and intangible assets acquired. The brand intangible assets recorded in connection with the acquisitions of Versace and Jimmy Choo were determined to be indefinite-lived intangible assets, which are not subject to amortization. The Company performs an impairment assessment of goodwill, as well as the Versace brand and Jimmy Choo brand intangible assets on an annual basis, or whenever impairment indicators exist. In the absence of any impairment indicators, goodwill, for the Versace brand and the Jimmy Choo brand are assessed for impairment during the fourth quarter of each fiscal year. Judgments regarding the existence of impairment indicators are based on market conditions and operational performance of the business.
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
The impairment testing for goodwill is performed at the reporting unit level. The Company uses industry accepted valuation models and set criteria that are reviewed and approved by various levels of management and, in certain instances, it engages independent third-party valuation specialists. To determine the fair value of a reporting unit, the Company uses a combination of the income and market approaches, when applicable. The Company believes the blended use of both models, when applicable, compensates for the inherent risk associated with either model if used on a stand-alone basis, and this combination is indicative of the factors a market participant would consider when performing a similar valuation. If the fair value of a reporting unit exceeds the related carrying value, the reporting unit’s goodwill is considered not to be impaired and no further testing is performed. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recorded for the difference. These valuations are affected by certain estimates, including future revenue growth rates, future operating expense growth rates, gross margins and discount rates. Future events could cause us to conclude that impairment indicators exist and goodwill may be impaired.

When performing a quantitative impairment assessment of our brand intangible assets, the fair value of the Versace and the Jimmy Choo brands is estimated using a discounted cash flow analysis based on the “relief from royalty” method, assuming that a third party would be willing to pay a royalty in lieu of ownership for this intangible asset. This approach is dependent on many factors, including estimates of future revenue growth rates, royalty rates and discount rates. Actual future results may differ from these estimates. An impairment loss is recognized when the estimated fair value of the brand intangible assets is less than its carrying amount.
During the fourth quarter of Fiscal 2022, the Company performed its annual goodwill and indefinite-lived intangible assets impairment analysis for each brand. Based on qualitative impairment assessment of the Michael Kors reporting units, the Company concluded that it is more likely than not that the fair value of the Michael Kors reporting units exceeded its carrying value and, therefore, was not impaired. The Company elected to perform quantitative impairment analyses for the Versace and Jimmy Choo reporting units, using a combination of income and market approaches to estimate the fair values of reporting units. The Company also elected to perform an impairment analysis for the Versace and Jimmy Choo brand intangible assets using an income approach to estimate the fair values. Based on the results of these assessments, the Company concluded that the fair values of the Jimmy Choo and Versace reporting units and the brand intangible assets exceeded the related carrying amounts and no impairment was required.
In Fiscal 2021, the Company recorded impairment charges of $94 million related to the Jimmy Choo retail and Jimmy Choo licensing reporting units and $69 million related to the Jimmy Choo brand intangible assets. The Company recorded impairment charges of $171 million related to the Jimmy Choo retail and Jimmy Choo licensing reporting units and $180 million related to the Jimmy Choo brand intangible assets during Fiscal 2020. The impairment charges were recorded within impairment of assets on our consolidated statement of operations and comprehensive income (loss) for the fiscal years ended March 27, 2021 and March 28, 2020. See Note 8 for information relating to the Company’s annual impairment analysis performed during the fourth quarter of Fiscal 2022, Fiscal 2021 and Fiscal 2020.
It is possible that the Company’s conclusions regarding impairment or recoverability of goodwill or other indefinite intangible assets could change in future periods if, for example, (i) the Company’s businesses do not perform as projected, (ii) overall economic conditions in future years vary from current assumptions, (iii) business conditions or strategies change from our current assumptions, (iv) discount rates change, (v) market multiples change or (vi) the identification of the Company’s reporting units change, among other factors. Such changes could result in a future impairment charge of goodwill or other indefinite-lived intangible assets.
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
The Company also maintains other types of customary business insurance policies, including general liability, directors and officers, marine transport and inventory and business interruption insurance. Insurance recoveries represent gain contingencies and are recorded upon actual settlement with the insurance carrier.
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
The closing market price of the Company’s shares on the date of grant is used to determine the grant date fair value of restricted shares, time-based restricted stock units (“RSUs”) and performance-based RSUs. These fair values are recognized as expense over the requisite service period, net of estimated forfeitures, based on expected attainment of pre-established performance goals for performance grants, or the passage of time for those grants which have only time-based vesting requirements.
Foreign Currency Translation and Transactions
The financial statements of the majority of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. The Company’s functional currency is the United States Dollar (“USD”) for Capri and its United States based subsidiaries. Assets and liabilities are translated using period-end exchange rates, while revenues and expenses are translated using average exchange rates over the reporting period. The resulting translation adjustments are recorded separately in shareholders’ equity as a component of accumulated other comprehensive income. Foreign currency income and losses resulting from the re-measuring of transactions denominated in a currency other than the functional currency of a particular entity are included in foreign currency (gain) loss on the Company’s consolidated statements of operations and comprehensive income (loss).
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
The Company designates certain contracts related to the purchase of inventory that qualify for hedge accounting as cash flow hedges. Formal hedge documentation is prepared for all derivative instruments designated as hedges, including a description of the hedged item and the hedging instrument and the risk being hedged. The changes in the fair value for contracts designated as cash flow hedges is recorded in equity as a component of accumulated other comprehensive income until the hedged item affects earnings. When the inventory related to forecasted inventory purchases that are being hedged is sold to a third party, the gains or losses deferred in accumulated other comprehensive income are recognized within cost of goods sold. The Company uses regression analysis to assess effectiveness of derivative instruments that are designated as hedges, which compares the change in the fair value of the derivative instrument to the change in the related hedged item. If the hedge is no longer expected to be highly effective in the future, future changes in the fair value are recognized in earnings. For those contracts that are not designated as hedges, changes in the fair value are recorded to foreign currency (gain) loss in the Company’s consolidated statements of operations and comprehensive income (loss). The Company classifies cash flows relating to its forward foreign currency exchange contracts related to purchase of inventory consistently with the classification of the hedged item, within cash flows from operating activities.
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
Net Investment Hedges
The Company also uses fixed-to-fixed cross currency swap agreements to hedge its net investments in foreign operations against future volatility in the exchange rates between its United States dollar and these foreign currencies. The Company has elected the spot method of designating these contracts under ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” and has designated these contracts as net investment hedges. The net gain or (loss) on the net investment hedge is reported within foreign currency translation gains and losses (“CTA”), as a component of accumulated other comprehensive income on the Company’s consolidated balance sheets. Interest accruals and coupon payments are recognized directly in interest expense in the Company’s consolidated statements of operations and comprehensive income (loss). Upon discontinuation of a hedge, all previously recognized amounts remain in CTA until the net investment is sold, diluted or liquidated.

During the fourth quarter of Fiscal 2020, the Company terminated all of its net investment hedges related to its Euro-denominated subsidiaries. The early termination of these hedges resulted in the Company receiving $296 million in cash during the fourth quarter of Fiscal 2020. During Fiscal 2021, the Company resumed its normal hedging program and entered into multiple fixed-to-fixed cross-currency swap agreements to hedge its net investment in Euro-denominated and Japanese Yen-denominated subsidiaries against future volatility in the exchange rate between the United States dollar and these currencies. As of April 2, 2022, the Company had multiple fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $4 billion to hedge its net investment in Euro-denominated subsidiaries and $194 million to hedge its net investment in Japanese Yen-denominated subsidiaries against future volatility in the exchange rates between the United States dollar and these currencies.
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
Income Taxes
Deferred income tax assets and liabilities provide for temporary differences between the tax bases and financial reporting bases of the Company’s assets and liabilities using the tax rates and laws in effect for the periods in which the differences are expected to reverse. The Company periodically assesses the realizability of deferred tax assets and the adequacy of deferred tax liabilities, based on the results of local, state, federal or foreign statutory tax audits or estimates and judgments used.
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
The Company leases retail stores, office space and warehouse space under operating lease agreements that expire at various dates through September 2043. The Company’s leases generally have terms of up to ten years, generally require a fixed annual rent and may require the payment of additional rent if store sales exceed a negotiated amount. Although most of the Company’s equipment is owned, the Company has limited equipment leases that expire on various dates through January 2026. The Company acts as sublessor in certain leasing arrangements, primarily related to closed stores under its restructuring initiatives, as defined in Note 10. Fixed sublease payments received are recognized on a straight-line basis over the sublease term. The Company determines the sublease term based on the date it provides possession to the subtenant through the expiration date of the sublease.

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

The components of the calculation of basic net income (loss) per ordinary share and diluted net income (loss) per ordinary share are as follows (in millions, except share and per share data):

	Fiscal Years Ended
	April 2, 2022	March 27, 2021	March 28, 2020
Numerator:
Net income (loss) attributable to Capri	$822	$(62)	$(223)
Denominator:
Basic weighted average shares	149,724,675	150,453,568	150,714,598
Weighted average dilutive share equivalents:
Share options and restricted stock units, and performance restricted stock units	2,773,232	—	—
Diluted weighted average shares	152,497,907	150,453,568	150,714,598
Basic net income (loss) per share (1)	$5.49	$(0.41)	$(1.48)
Diluted net income (loss) per share (1)	$5.39	$(0.41)	$(1.48)

(1)Basic and diluted net income (loss) per share are calculated using unrounded numbers.
Share equivalents of 360,378 shares, 3,658,959 shares and 3,752,560 shares, for Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively, have been excluded from the above calculation due to their anti-dilutive effect.
Diluted net loss per share attributable to Capri for Fiscal 2021 and Fiscal 2020 excluded all potentially dilutive securities because there was a net loss attributable to Capri for the period and, as such, the inclusion of these securities would have been anti-dilutive.
Noncontrolling Interest
The Company has an ownership interest in the Michael Kors Latin American joint venture, MK (Panama) Holdings, S.A. and subsidiaries of 75%, an ownership interest in the Jimmy Choo EMEA joint venture JC Gulf Trading LLC of 49%, an ownership interest in the Jimmy Choo Macau joint venture J. Choo (Macau) Co. Limited of 70% and a 50% ownership interest in J. Choo Russia J.V. Limited and its subsidiary.
Recently Adopted Accounting Pronouncements
Government Assistance Disclosures
In November 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-10, “Disclosures by Business Entities about Government Assistance”, which requires all businesses provide annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. These disclosures include providing the nature of the transactions and the related accounting policy used to account for the transactions, the amounts and financial statement line items impacted by these transactions, and the significant terms and conditions of these transactions, including commitments and contingencies related to such transactions. ASU 2021-10 is effective for the Company beginning in its Fiscal 2023 with early adoption permitted. The Company early adopted ASU 2021-10 during the third quarter of Fiscal 2022 and will continue to utilize the grant accounting model.
Recently Issued Accounting Pronouncements
The Company has considered all new accounting pronouncements and, other than the recent pronouncements discussed below, have concluded that there are no new pronouncements that may have a material impact on the Company’s results of operations, financial condition or cash flows based on current information.
Reference Rate Reform
In March 2020, the Financial Accounting Standards Board issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting” and in January 2021, issued ASU 2021-01, “Reference Rate Reform: Scope”. Both of these updates aim to ease the potential burden in accounting for reference rate reform. These updates provide optional expedients and exceptions, if certain criteria are met, for applying accounting principles generally accepted in the United States to contract modifications, hedging relationships and other transactions affected by the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). The amendments were effective upon issuance and allow companies to adopt the amendments on a prospective basis through December 31, 2022. The Company has not applied this ASU to any contract modifications or new hedging relationships in the current year. As of April 2, 2022, the Company’s outstanding borrowings under the 2018 Term Loan Facility of $495 million and the total availability of $1 billion under the 2018 Revolving Credit Facility are both indexed to LIBOR. As such, these agreements are likely to be impacted by these ASUs upon adoption.

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
Retail
The Company generates sales through directly operated stores and e-commerce throughout the Americas (United States, Canada and Latin America), EMEA (Europe, Middle East and Africa) and certain parts of Asia (Asia and Oceania). Retail revenue is recognized when control of the product is transferred at the point of sale at Company owned stores, including concessions. For e-commerce transactions, control is transferred and revenue is recognized when products are delivered to the customer, net of estimated returns. To arrive at net sales for retail, gross sales are reduced by actual customer returns, as well as by a provision for estimated future customer returns.
Sales tax collected from retail customers are presented on a net basis and, as such, are excluded from revenue. Shipping and handling costs that are billed to customers are included in net sales, with the related costs recorded in cost of goods sold. Shipping and handling costs that are not billed to customers are accounted for as fulfillment costs.
Gift Cards. The Company sells gift cards that can be redeemed for merchandise, resulting in a contract liability upon issuance. Revenue is recognized when the gift card is redeemed or upon “breakage” for the estimated portion of gift cards that are not expected to be redeemed. “Breakage” revenue is calculated under the proportional redemption methodology, which considers the historical patterns of redemption in jurisdictions where the Company is not required to remit the value of the unredeemed gift cards as unclaimed property. The Company anticipates that substantially all of its outstanding gift cards will be redeemed within the next 12 months. The contract liability related to gift cards, net of estimated “breakage,” was $13 million and $12 million as of April 2, 2022 and March 27, 2021, respectively, and is included in accrued expenses and other current liabilities in the Company’s consolidated balance sheets.
Loyalty Program. The Company offers a loyalty program, which allows its Michael Kors United States customers to earn points on qualifying purchases toward monetary and non-monetary rewards, which may be redeemed for purchases at Michael Kors retail stores and e-commerce sites. The Company defers a portion of the initial sales transaction based on the estimated relative fair value of the benefits based on projected timing of future redemptions and historical activity. These amounts include estimated “breakage” for points that are not expected to be redeemed.
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
The Company recognizes royalty revenue and advertising contributions based on the percentage of sales made by the licensees. Advertising contributions are received to support the Company’s branded advertising and marketing campaigns and are viewed as part of a single performance obligation with the right to access the Company’s trademarks. Royalty revenue generated from licenses, which includes contributions for advertising, may be subject to contractual minimum levels, as defined in the contract. Such minimums are generally fixed annually, based on the previous year’s sales. Licensing revenue is based on reported current period sales of licensed products at rates that are specified in the license agreements for contracts that are expected to exceed the related guaranteed minimums. If the Company expects the minimum guaranteed amounts to exceed amounts calculated based on actual sales, the guaranteed minimums are recognized ratably over the contractual year to which they relate. Generally, the Company’s guaranteed minimum royalty amounts due from licensees relate to contractual periods that do not exceed 12 months, however, some of our guaranteed minimums for Versace are multi-year based. As of April 2, 2022, contractually guaranteed minimum fees from the Company’s license agreements expected to be recognized as revenue during future periods were as follows (in millions):

Contractually Guaranteed Minimum Fees
Fiscal 2023	$29
Fiscal 2024	26
Fiscal 2025	23
Fiscal 2026	23
Fiscal 2027	22
Fiscal 2028 and thereafter	48
Total	$171
Sales Returns
For the sale of goods with a right of return, the Company recognizes revenue for the consideration to which it expects to be entitled and a refund liability for the amount it expects to refund to its customers within accrued expenses and other current liabilities. The refund liability is estimated based on management’s review of historical and current customer returns for its retail and wholesale customers, estimated future returns, adjusted for non-resalable products. The Company also considers its product strategies, as well as the financial condition of its customers, store closings by wholesale customers, changes in the retail environment and other macroeconomic factors. The Company recognizes an asset with a corresponding adjustment to cost of sales for the right to recover the products from its retail and wholesale customers. The refund liability recorded as of April 2, 2022 and March 27, 2021 was $52 million and $46 million, respectively, and the related asset for the right to recover returned product as of April 2, 2022 and March 27, 2021 was $15 million and $14 million, respectively.
Contract Balances
The Company’s contract liabilities are recorded within accrued expenses and other current liabilities and other long-term liabilities in its consolidated balance sheets depending on the short- or long-term nature of the payments to be recognized. The

Company’s contract liabilities primarily consist of gift card liabilities, advanced payments from product licensees and loyalty program liabilities. Total contract liabilities were $30 million and $18 million as of April 2, 2022 and March 27, 2021, respectively. During Fiscal 2022 and Fiscal 2021, the Company recognized $10 million and $9 million in revenue, respectively, relating to contract liabilities that existed at March 27, 2021 and March 28, 2020, respectively. There were no material contract assets recorded as of April 2, 2022 and March 27, 2021.
There were no changes in historical variable consideration estimates that were materially different from actual results.
Disaggregation of Revenue
The following table presents the Company’s segment revenues disaggregated by geographic location (in millions):

	Fiscal Years Ended
	April 2, 2022	March 27, 2021	March 28, 2020
Versace revenue - the Americas	$408	$201	$186
Versace revenue - EMEA	425	276	420
Versace revenue - Asia	255	241	237
Total Versace revenue	1,088	718	843
Jimmy Choo revenue - the Americas	175	102	107
Jimmy Choo revenue - EMEA	229	146	282
Jimmy Choo revenue - Asia	209	170	166
Total Jimmy Choo revenue	613	418	555
Michael Kors revenue - the Americas	2,627	1,869	2,822
Michael Kors revenue - EMEA	835	607	821
Michael Kors revenue - Asia	491	448	510
Total Michael Kors revenue	3,953	2,924	4,153

Total revenue - the Americas	3,210	2,172	3,115
Total revenue - EMEA	1,489	1,029	1,523
Total revenue - Asia	955	859	913
Total revenue	$5,654	$4,060	$5,551

4. Leases
The following table presents the Company’s supplemental balance sheets information related to leases (in millions):

	Balance Sheet Location	April 2, 2022	March 27, 2021
Assets
Operating leases	Operating lease right-of-use assets	$1,358	$1,504

Liabilities
Current:
Operating leases	Short-term portion of operating lease liabilities	$414	$447
Non-current:
Operating leases	Long-term portion of operating lease liabilities	$1,467	$1,657
The components of net lease costs for the fiscal year ended April 2, 2022 and March 27, 2021 were as follows (in millions):

	Consolidated Statement of Operations and Comprehensive Income (Loss) Location	April 2, 2022	March 27, 2021
Operating lease cost	Selling, general and administrative expenses	$410	$432
Variable lease cost (1)	Selling, general and administrative expenses	135	69
Short-term lease cost	Selling, general and administrative expenses	16	15
Sublease income (2)	Restructuring and other charges	(5)	(4)
Sublease income	Selling, general and administrative expenses	(3)	(2)
Total lease cost, net		$553	$510

(1)The Company elected to account for rent concessions negotiated in connection with COVID-19 as if it were contemplated as part of the existing contract and these concessions are recorded as variable lease expense. As of the fiscal year ended April 2, 2022 and March 27, 2021, rent concessions due to COVID-19 were $15 million and $52 million, respectively.
(2)The Company recorded sublease income related to certain leases in connection with the Capri Retail Store Optimization plan.

The following table presents the Company’s supplemental cash flow information related to leases (in millions):

	April 2, 2022	March 27, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$543	$488
Non-cash transactions:
Lease assets obtained in exchange for new lease liabilities	332	348
Rent concessions due to COVID-19	15	52

The following tables summarizes the weighted average remaining lease term and weighted average discount rate related to the Company’s operating lease right-of-use assets and lease liabilities recorded on the balance sheets as of April 2, 2022 and March 27, 2021:

	April 2, 2022	March 27, 2021
Operating leases:
Weighted average remaining lease term (years)	6.0	6.2
Weighted average discount rate	3.1%	3.1%
At April 2, 2022, the future minimum lease payments under the terms of these noncancelable operating lease agreements are as follows (in millions):

April 2, 2022
Fiscal 2023	$482
Fiscal 2024	409
Fiscal 2025	325
Fiscal 2026	248
Fiscal 2027	174
Thereafter	426
Total lease payments	2,064
Less: interest	(183)
Total lease liabilities	$1,881
At April 2, 2022, the future minimum sublease income under the terms of these noncancelable operating lease agreements are as follows (in millions):

April 2, 2022
Fiscal 2023	$7
Fiscal 2024	6
Fiscal 2025	6
Fiscal 2026	4
Fiscal 2027	4
Thereafter	10
Total sublease income	$37
Additionally, the Company had approximately $49 million and $23 million of future payment obligations related to executed lease agreements for which the related lease has not yet commenced as of April 2, 2022 and March 27, 2021, respectively.
See Note 2 for additional information on the Company’s accounting policies related to leases.

5. Receivables, net
Receivables, net consist of (in millions):

	April 2, 2022	March 27, 2021
Trade receivables (1)	$461	$412
Receivables due from licensees	17	20
	478	432
Less: allowances	(44)	(59)
Total receivables, net	$434	$373

(1)As of April 2, 2022 and March 27, 2021, $83 million and $81 million, respectively, of trade receivables were insured.
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
The Company’s allowance for credit losses is determined through analysis of periodic aging of receivables and assessments of collectability based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers and the impact of general economic conditions. The past due status of a receivable is based on its contractual terms. Amounts deemed uncollectible are written off against the allowance when it is probable the amounts will not be recovered. Allowance for credit losses was $10 million and $25 million as of April 2, 2022 and March 27, 2021, respectively, including the impact related to COVID-19. The Company had credit loss of $7 million, $(3) million and $29 million, respectively, for Fiscal 2022, Fiscal 2021 and Fiscal 2020.

6. Concentration of Credit Risk, Major Customers and Suppliers
Financial instruments that subject the Company to concentration of credit risk are cash and cash equivalents and receivables. As part of its ongoing procedures, the Company monitors its concentration of deposits with various financial institutions in order to avoid any undue exposure. The Company mitigates its risk by depositing cash and cash equivalents in major financial institutions. The Company also mitigates its credit risk by obtaining insurance coverage for a portion of its receivables (see Note 5). No individual customer accounted for 10% or more of the Company’s total revenues during Fiscal 2022, Fiscal 2021 or Fiscal 2020.
The Company contracts for the purchase of finished goods principally with independent third-party contractors, whereby the contractor is generally responsible for all manufacturing processes. Although the Company does not have any long-term agreements with any of its manufacturing contractors, the Company believes it has mutually satisfactory relationships with them. The Company allocates product manufacturing among agents and contractors based on their capabilities, the availability of production capacity, quality, pricing and delivery. The inability of certain contractors to provide needed services on a timely basis could adversely affect the Company’s operations and financial condition. For Fiscal 2022, Fiscal 2021 and Fiscal 2020, one contractor accounted for approximately 17%, 18% and 20%, respectively, of the Company’s total finished goods purchases, based on dollar volume.
The Company also has relationships with various agents who source finished goods with numerous contractors on behalf of its Michael Kors brand. For Fiscal 2022, Fiscal 2021 and Fiscal 2020, one agent sourced approximately 24%, 26% and 26%, respectively, of Michael Kors finished goods, based on unit volume.

7. Property and Equipment, net
Property and equipment, net, consists of (in millions):

	April 2, 2022	March 27, 2021
Leasehold improvements	$575	$737
Furniture and fixtures	218	350
Computer equipment and software	212	359
Equipment	81	139
Building	48	51
In-store shops	47	53
Land	19	20
Total property and equipment, gross (1)	1,200	1,709
Less: accumulated depreciation and amortization (1)	(790)	(1,271)
Subtotal	410	438
Construction-in-progress	66	47
Total property and equipment, net	$476	$485

(1)During the fiscal year ended April 2, 2022, the Company wrote off $552 million of fully depreciated assets and related accumulated depreciation for assets which were no longer in service.
Depreciation and amortization of property and equipment for the fiscal years ended April 2, 2022, March 27, 2021, and March 28, 2020 totaled $144 million, $165 million and $200 million, respectively. During Fiscal 2022, Fiscal 2021 and Fiscal 2020, the Company recorded property and equipment impairment charges of $7 million, $23 million and $77 million, respectively, primarily related to the Company’s retail store locations. See Note 13 for additional information.

8. Intangible Assets and Goodwill
The following table details the carrying values of the Company’s intangible assets other than goodwill (in millions):

	April 2, 2022			March 27, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carry Amount
Definite-lived intangible assets:
Reacquired rights	$400	$94	$306	$400	$77	$323
Trademarks	23	22	1	23	21	2
Customer relationships	414	112	302	437	86	351
Total definite-lived intangible assets	837	228	609	860	184	676

Indefinite-lived intangible assets:
Jimmy Choo brand (1)	570	249	321	587	249	338
Versace brand (1)	917	—	917	978	—	978
Total indefinite-lived intangible assets	1,487	249	1,238	1,565	249	1,316

Total intangible assets, excluding goodwill	$2,324	$477	$1,847	$2,425	$433	$1,992

(1)The year-over-year change in net carrying amount reflects foreign currency translation for the fiscal year ended April 2, 2022. As of April 2, 2022, the Company had accumulated impairment charges of $249 million related to the Jimmy Choo brand intangible assets.

Reacquired rights relate to the Company’s reacquisition of the rights to use the Michael Kors trademarks and to import, sell, advertise and promote certain of its products in the previously licensed territories in the Greater China region and are being amortized through March 31, 2041, the expiration date of the former licensing agreement. The trademarks relate to the Michael Kors brand name and are amortized over twenty years. Customer relationships are generally amortized over five to eighteen years. Amortization expense for the Company’s definite-lived intangibles was $49 million, $47 million and $49 million, respectively, for each of the fiscal years ended April 2, 2022, March 27, 2021 and March 28, 2020.
Indefinite-lived intangible assets other than goodwill included the Versace and Jimmy Choo brands, which were recorded in connection with the acquisitions of Versace and Jimmy Choo, and have an indefinite life due to being essential to the Company’s ability to operate the Versace and Jimmy Choo businesses for the foreseeable future.
Estimated amortization expense for each of the next five years is as follows (in millions):

Fiscal 2023	$45
Fiscal 2024	45
Fiscal 2025	45
Fiscal 2026	45
Fiscal 2027	45
Fiscal 2028 and thereafter	384
Total	$609
The future amortization expense above reflects weighted-average estimated remaining useful lives of nineteen years for reacquired rights, one year for trademarks and eleven years for customer relationships.
The following table details the changes in goodwill for each of the Company’s reportable segments (in millions):

	Versace	Jimmy Choo	Michael Kors	Total
Balance at March 28, 2020	881	487	120	$1,488
Impairment charges (1)	—	(94)	—	(94)
Foreign currency translation	52	52	—	104
Balance at March 27, 2021	933	445	120	1,498
Foreign currency translation	(59)	(21)	—	(80)
Balance at April 2, 2022	$874	$424	$120	$1,418

(1)The Company recorded impairment charges of $94 million during Fiscal 2021 related to the Jimmy Choo wholesale and licensing reporting units.
The Company’s goodwill and the Versace and Jimmy Choo brands are not subject to amortization but are evaluated for impairment annually in the last quarter of each fiscal year, or whenever impairment indicators exist. During the fourth quarter of Fiscal 2022, the Company performed its annual goodwill and indefinite-lived intangible assets impairment analysis. The Company performed its goodwill impairment assessment for its Michael Kors reporting units using a qualitative assessment. Based on the results of the Company’s qualitative impairment assessment, the Company concluded that it is more likely than not that the fair value of the Michael Kors’ reporting units exceeded their carrying value and, therefore, were not impaired.
The Company performed its annual goodwill and indefinite-lived intangible assets impairment analysis for both the Versace and Jimmy Choo reporting units, using a combination of income and market approaches to estimate the fair value of each brands’ reporting units. The Company also elected to perform an impairment analysis for both the Versace and Jimmy Choo brand indefinite-lived intangible assets using an income approach to estimate the fair values. Based on the results of these assessments, the Company determined there was no impairment for the Jimmy Choo and Versace reporting units or brand intangible assets, as the fair values of the reporting units and the brand intangible assets exceeded the related carrying amounts.

In Fiscal 2021, the Company recorded goodwill impairment charges of $94 million related to the Jimmy Choo Wholesale and Jimmy Choo Licensing reporting units and impairment charges of $69 million related to the Jimmy Choo brand intangible assets. In Fiscal 2020, the Company recorded goodwill impairment charges of $171 million related to the Jimmy Choo Retail and Jimmy Choo Licensing reporting units and impairment charges of $180 million related to the Jimmy Choo brand intangible assets. The impairment charges were recorded within impairment of assets on our consolidated statement of operations and comprehensive income (loss) for the fiscal years ended March 27, 2021 and March 28, 2020. See Note 13 for additional information.

9. Current Assets and Current Liabilities
Prepaid expenses and other current assets consist of the following (in millions):

	April 2, 2022	March 27, 2021
Prepaid taxes	$86	$133
Other accounts receivables	17	13
Prepaid contracts	15	11
Interest receivable related to net investment hedges	13	12
Other	61	36
Total prepaid expenses and other current assets	$192	$205

Accrued expenses and other current liabilities consist of the following (in millions):

	April 2, 2022	March 27, 2021
Other taxes payable	$61	$46
Return liabilities	52	46
Accrued capital expenditures	39	17
Accrued advertising and marketing	21	11
Accrued rent (1)	20	20
Gift and retail store credits	17	12
Professional services	15	13
Accrued litigation	13	12
Accrued purchases and samples	11	8
Accrued interest	10	10
Charitable donations (2)	10	20
Restructuring liability	1	9
Other	81	73
Total accrued expenses and other current liabilities	$351	$297

(1)The accrued rent balance relates to variable lease payments.
(2)The charitable donations balance relates to a $10 million unconditional pledge to The Versace Foundation as of April 2, 2022 and a $20 million unconditional pledge to The Capri Holdings Foundation for the Advancement of Diversity in Fashion as of March 27, 2021 which was funded during the second quarter ended September 25, 2021.

10. Restructuring and Other Charges
Capri Retail Store Optimization Program
During Fiscal 2022, the Company completed its plan to close certain retail stores as a part of Capri Retail Store Optimization Program. The Company closed a total of 167 of its retail stores, with 66 and 101 stores having closed during Fiscal 2022 and Fiscal 2021, respectively. Net restructuring charges recorded in connection with the Capri Retail Store Optimization Program was $14 million, of which $9 million and $5 million was recorded during Fiscal 2022 and Fiscal 2021, respectively. The below table presents a roll forward of the Company’s restructuring liability related to its Capri Retail Store Optimization Program (in millions):

	Severance and benefit costs	Lease-related and other costs	Total
Balance at March 27, 2021	$—	$3	$3
Additions charged to expense (1)	1	3	4
Payments	(1)	(5)	(6)
Balance at April 2, 2022	$—	$1	$1

(1)Excludes $10 million of impairment charges related to operating lease right-of-use assets partially offset by a net credit of $5 million related to gains on certain lease terminations during Fiscal 2022.

Other Restructuring Charges
In addition to the restructuring charges related to the Capri Retail Store Optimization Plan, the Company incurred charges of $15 million primarily relating to severance for an executive officer and the closure of certain corporate locations during Fiscal 2022.
In addition to the restructuring charges related to the Capri Retail Store Optimization Plan, the Company incurred charges of $8 million primarily relating to the closure of certain corporate locations during Fiscal 2021.
Other Costs
The Company recorded costs of $18 million and $19 million during Fiscal 2022 and Fiscal 2021, respectively, for equity awards associated with the acquisition of Versace.

11. Debt Obligations
The following table presents the Company’s debt obligations (in millions):

	April 2, 2022	March 27, 2021
Term Loan	$497	$870
Senior Notes due 2024	450	450
Revolving Credit Facility	175	—
Other	42	30
Total debt	1,164	1,350
Less: Unamortized debt issuance costs	3	7
Less: Unamortized discount on senior notes	1	1
Total carrying value of debt	1,160	1,342
Less: Short-term debt	29	123
Total long-term debt	$1,131	$1,219
Senior Revolving Credit Facility
The Company’s credit facility (the “2018 Credit Facility”) provides for a $1 billion revolving credit facility (the “Revolving Credit Facility”), which may be denominated in United States dollars. The Revolving Credit Facility also provides sub-facilities for the issuance of letters of credit of up to $75 million and swing loans of up to $75 million. The 2018 Credit Facility also provides for a $1.6 billion term loan facility (the “2018 Term Loan Facility”). The 2018 Term Loan Facility is divided into two tranches, with the second tranche maturing in December 2023, which requires a quarterly payment of $24 million. As of March 27, 2021, the Company has fully paid off the first tranche of the 2018 Term Loan Facility.
Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, for loans denominated in United States dollars, an alternate base rate, which is the greatest of: (a) the prime rate publicly announced from time to time by JPMorgan Chase, (b) the greater of the federal funds effective rate and the Federal Reserve Bank of New York overnight bank funding rate and zero, plus 50 basis points, and (c) the greater of the one-month London Interbank Offered Rate adjusted for statutory reserve requirements for Eurocurrency liabilities (“Adjusted LIBOR”) and zero, plus 100 basis points, in each case, plus an applicable margin based on the Company’s public debt ratings;
Borrowings under the 2018 Term Loan Facility bear interest, at the Company’s option, at (a) the alternate base rate plus an applicable margin based on the Company’s public debt ratings; or (b) the greater of Adjusted LIBOR for the applicable interest period and zero, plus an applicable margin based on the Company’s public debt ratings.
On June 25, 2020, the Company entered into the second amendment (the “Second Amendment”) to its third amended and restated 2018 Credit Facility, dated as of November 15, 2018, with, among others, JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”).
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
On September 23, 2021, the Company agreed to suspend its rights to borrow in all non-United States dollar (i.e. Pounds Sterling, Euro, Swiss Francs and Japanese Yen) currency LIBOR rate tenors under the 2018 Credit Facility after December 31, 2021 given that non-United States dollar LIBOR will no longer be published after that date.
The Revolving Credit Facility also provides for an annual administration fee and a commitment fee equal to 0.10% to 0.25% per annum, based on the Company’s public debt ratings, applied to the average daily unused amount of the Revolving Credit Facility. The 2018 Term Loan Facility provides for a commitment fee equal to 0.10% to 0.25% per annum, based on the Company’s public debt ratings, applied to the undrawn amount of the 2018 Term Loan Facility, from January 6, 2019 until the term loans are fully drawn or the commitments under the 2018 Term Loan Facility terminate or expire. Loans under the 2018 Credit Facility may be repaid and commitments may be terminated or reduced by the borrowers without premium or penalty other than the customary breakage costs with respect to loans bearing interest based on Adjusted LIBOR or the Canadian Dollar Offered Rate.
As per the reinstatement election date of May 27, 2021, the Company will be required to comply with the quarterly maximum net leverage ratio test of 4.00 to 1.00. Such leverage ratio is calculated based on the ratio of consolidated total indebtedness plus the capitalized amount of all operating lease liabilities presented on our consolidated balance sheets to Consolidated EBITDAR (as defined below) for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined as consolidated net income plus income tax expense, net interest expense, depreciation and amortization expense, consolidated rent expense and other non-cash charges, subject to certain additions and deductions. The 2018 Credit Facility also includes covenants that limit additional indebtedness, guarantees, liens, acquisitions and other investments and cash dividends that are customary for financings of this type. As of April 2, 2022 and the date these financial statements were issued, the Company was in compliance with all covenants related to the 2018 Credit Facility.

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
As of April 2, 2022, the Company had $175 million of borrowings outstanding under the Revolving Credit Facility, which were recorded within long-term debt in its consolidated balance sheets. As of March 27, 2021, the Company had no borrowings outstanding under the Revolving Credit Facility. In addition, stand-by letters of credit of $21 million and $27 million were outstanding as of April 2, 2022 and March 27, 2021, respectively. At April 2, 2022 and March 27, 2021, the amount available for future borrowings under the Revolving Credit Facility were $804 million and $973 million, respectively.
As of March 27, 2021, the Company had $230 million available for future borrowings under the 364 Day Facility, which was terminated as of May 25, 2021.
As of April 2, 2022, the carrying values of borrowings outstanding under the 2018 Term Loan Facility were $495 million, net of debt issuance costs of $2 million, which was all recorded within long-term debt in its consolidated balance sheets due to prepayments made on the Term Loan during Fiscal 2022. As of March 27, 2021, the carrying values of borrowings outstanding under the 2018 Term Loan Facility were $865 million, net of debt issuance costs of $5 million, $97 million of which was recorded within short-term debt while $768 million was recorded within long-term debt in the Company’s consolidated balance sheets.
Senior Notes
On October 20, 2017, Michael Kors (USA), Inc. (the “Issuer”), the Company’s wholly owned subsidiary, completed its offering of $450 million aggregate principal amount senior notes due in 2024 (the “Senior Notes”), pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Senior Notes were issued under an indenture dated October 20, 2017, among the Issuer, the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (the “Indenture”). The Senior Notes were issued to finance a portion of the Company’s acquisition of Jimmy Choo and certain related refinancing transactions.
As of April 2, 2022, the Senior Notes bear interest at a rate of 4.500% per year, subject to adjustments from time to time if either Moody’s or S&P (or a substitute rating agency therefore) downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the Senior Notes. Interest on the Senior Notes is payable semi-annually on May 1 and November 1 of each year, beginning on May 1, 2018. See Note 20 for additional information.
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
The Senior Notes rank equally in right of payment with all of the Issuer’s and guarantors’ existing and future senior unsecured indebtedness, senior in right of payment to any future subordinated indebtedness, effectively subordinated in right of payment to any of the Company’s subsidiaries’ obligations and any of the Company’s secured obligations, to the extent of the assets securing such obligations.
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
As of April 2, 2022 and March 27, 2021, the carrying value of the Senior Notes was $448 million and $447 million, respectively, net of issuance costs and unamortized discount, which were recorded within long-term debt in the Company’s consolidated balance sheets.

Supplier Financing Program
During the third quarter of Fiscal 2021, the Company began offering a supplier financing program to certain suppliers as the Company continues to identify opportunities to improve liquidity. This program enables suppliers, at their sole discretion, to sell their receivables (i.e., the Company’s payment obligations to suppliers) to a financial institution on a non-recourse basis in order to be paid earlier than current payment terms provide. The Company’s obligations, including the amount due and scheduled payment dates, are not impacted by a suppliers’ decision to participate in this program. The Company does not reimburse suppliers for any costs they incur to participate in the program and their participation is voluntary. The amount outstanding under this program as of April 2, 2022 and March 27, 2021 was $21 million and $17 million, respectively and is presented as short-term debt in the Company’s consolidated balance sheets.
Japan Credit Facility
In Fiscal 2021, the Company’s subsidiary in Japan renewed a short term credit facility (“Japan Credit Facility”) with Mitsubishi UFJ Financial Group (“MUFJ”), which may be used to fund general working capital needs of Michael Kors Japan K.K., subject to the bank’s discretion. The Japan Credit Facility is in effect through November 2022. The Japan Credit Facility provides Michael Kors Japan K.K. with a revolving credit line of up to ¥1.0 billion (approximately $8 million). The Japan Credit Facility bears interest at a rate posted by the Bank plus 0.300% two business days prior to the date of borrowing or the date of interest renewal. As of April 2, 2022 the Company had no borrowings outstanding under the Japan Credit Facility and $9 million borrowings outstanding as of March 27, 2021, which were recorded within short-term debt in the Company’s consolidated balance sheets.
Hong Kong Credit Facility
In May 2020, the Company’s Hong Kong subsidiary, MKHKL, renewed its uncommitted credit facility (“HK Credit Facility”) with HSBC, which may be used to fund general working capital needs of MKHKL through January 2023 subject to the bank’s discretion. The HK Credit Facility provides MKHKL with a revolving line of credit of up to 100 million Hong Kong dollar (approximately $13 million), which includes bank guarantees of up to 20 million HKD (approximately $3 million). Borrowings under the HK Credit Facility must be made in increments of at least 5 million Hong Kong dollar and bear interest at the Hong Kong Interbank Offered Rate (“HIBOR”) plus 200 basis points. As of April 2, 2022 and March 27, 2021, there were no borrowings outstanding under the HK Credit Facility. As of April 2, 2022, bank guarantees supported by this facility were 1 million Hong Kong dollar (less than $1 million).

China Credit Facility
In January 2019, the Company’s subsidiary in China, MKTSCL, entered into a short-term credit facility (“China Credit Facility”) with HSBC, which may be used to fund general working capital needs, not to exceed 12 months. The China Credit Facility is in effect through October 2022. The China Credit Facility provides MKTSCL with a Revolving Loan Facility of up to RMB 65 million (approximately $10 million), which includes a revolving loan of RMB 35 million (approximately $5 million), an overdraft facility with a credit line of RMB 10 million (approximately $2 million) and a non-financial bank guarantee facility of RMB 20 million (approximately $3 million) or its equivalent in another currency, at lender’s discretion. Borrowings under the China Credit Facility bear interest at plus 0.42% of the applicable People’s Bank of China’s benchmark lending rate at the time of borrowing. As of April 2, 2022 and March 27, 2021, the Company had no borrowings outstanding under the China Credit Facility.
Versace Facilities
During the first quarter of Fiscal 2022, the Company's subsidiary, Versace, entered into an agreement with Banco BPM Banking Group (“the Bank”) to sell certain tax receivables to the Bank in exchange for cash. The arrangement was determined to be a financing arrangement because the de-recognition criteria for the receivables was not met at the time of the cash receipt from the Bank. As of April 2, 2022, the outstanding balance was $18 million, with $8 million and $10 million recorded within short-term debt and long-term debt in the Company’s consolidated balance sheets, respectively.
In June 2019, the Company’s subsidiary, Versace, entered into two uncommitted short-term credit facilities, one with Unicredit and the other with Intesa (“Versace Credit Facilities”), which may be used for general working capital needs of Versace. The Versace Credit Facilities provide Versace with a swing line of credit of up to €32 million (approximately $35 million), with interest set by the bank on the date of borrowing. As of April 2, 2022 and March 27, 2021, there were no borrowings outstanding under the Versace Credit Facility.

In November 2018, Versace entered into an overdraft facility (“Versace Overdraft Facility”), which may be used for general working capital needs of Versace. The overdraft facility provided Versace with a line of credit of up to €5 million (approximately $6 million). During the second quarter of Fiscal 2022, the Versace Overdraft Facility was terminated. As of March 27, 2021, there were no borrowings outstanding under the Versace Overdraft Facility.
In January 2018, Versace entered into an uncommitted short-term credit facility (“Versace Credit Facility”), which may be used for general working capital needs of Versace. The Versace Credit Facility provides Versace with a swing line of credit of up to €20 million (approximately $22 million), which includes a bank guarantee of €4 million (approximately $5 million), with interest set by the bank on the date of borrowing. As of April 2, 2022, bank guarantees outstanding under this facility were €3 million (approximately $3 million). As of April 2, 2022 and March 27, 2021, there were no borrowings outstanding under the Versace Credit Facility.

12. Commitments and Contingencies
Commitments
The Company has issued stand-by letters of credit to guarantee certain of its retail and corporate operating lease commitments, aggregating $36 million at April 2, 2022, including $21 million in letters of credit issued under the Revolving Credit Facility.
Other Commitments
As of April 2, 2022, the Company also has other contractual commitments aggregating $2.288 billion, which consist of inventory purchase commitments of $1.016 billion, debt obligations of $1.164 billion and other contractual obligations of $108 million, which primarily relate to the Company’s marketing and advertising obligations, information technology agreements and supply agreements.
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

At April 2, 2022 and March 27, 2021, the fair values of the Company’s derivative contracts, were determined using broker quotations, which were calculations derived from observable market information: the applicable currency rates at the balance sheet date and those forward rates particular to the contract at inception. The Company makes no adjustments to these broker obtained quotes or prices, but assesses the credit risk of the counterparty and would adjust the provided valuations for counterparty credit risk when appropriate. The fair values of the forward contracts are included in prepaid expenses and other current assets, and in accrued expenses and other current liabilities in the consolidated balance sheets, depending on whether they represent assets or liabilities of the Company. The fair values of net investment hedges and interest rate swaps are included in other assets, and in other long-term liabilities in the consolidated balance sheets, depending on whether they represent assets or liabilities of the Company. See Note 14 for further detail.
All contracts are measured and recorded at fair value on a recurring basis and are categorized in Level 2 of the fair value hierarchy, as shown in the following table (in millions):

	Fair value at April 2, 2022, using:			Fair value at March 27, 2021, using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets:
Forward foreign currency exchange contracts	$—	$4	$—	$—	$2	$—
Net investment hedges	—	44	—	—	3	—
Undesignated derivative contracts	—	4	—	—	—	—
Total derivative assets	$—	$52	$—	$—	$5	$—

Derivative liabilities:
Forward foreign currency exchange contracts	$—	$—	$—	$—	$1	$—
Net investment hedges	—	37	—	—	263	—
Interest rate swaps	—	—	—	—	1	—
Total derivative liabilities	$—	$37	$—	$—	$265	$—
The Company’s long-term debt obligations are recorded in its consolidated balance sheets at carrying values, which may differ from the related fair values. The fair value of the Company’s long-term debt is estimated using external pricing data, including any available quoted market prices and based on other debt instruments with similar characteristics. Borrowings under revolving credit agreements, if outstanding, are recorded at carrying value, which approximates fair value due to the frequent nature of such borrowings and repayments. See Note 11 for detailed information related to carrying values of the Company’s outstanding debt. The following table summarizes the carrying values and estimated fair values of the Company’s short- and long-term debt, based on Level 2 measurements (in millions):

	April 2, 2022		March 27, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior Notes due 2024	$448	$451	$447	$470
Term Loan	$495	$490	$865	$866
Revolving Credit Facilities	$175	$175	$—	$—
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
The following table details the carrying values and fair values of the Company’s assets that have been impaired (in millions):

	Carrying Value Prior to Impairment	Fair Value	Impairment Charge (1)
Fiscal 2022:
Operating Lease Right-of-Use Assets	$209	$133	$76
Property and Equipment	12	5	7
Total	$221	$138	$83

Fiscal 2021:
Operating Lease Right-of-Use Assets	$326	$191	$135
Goodwill	319	225	94
Brands	407	338	69
Property and Equipment	30	7	23
Total	$1,082	$761	$321

Fiscal 2020:
Operating Lease Right-of-Use Assets	$717	$437	$280
Brands	547	367	180
Goodwill	474	303	171
Property and Equipment	105	28	77
Total	$1,843	$1,135	$708

(1)Includes $10 million and $5 million of impairment charges that were recorded within restructuring and other charges related to the Capri Retail Store Optimization Program during Fiscal 2022 and Fiscal 2021, respectively.
There were no impairment charges related to goodwill or indefinite-lived intangible assets in Fiscal 2022.

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

Net Investment Hedges
During the first quarter of Fiscal 2022, the Company modified multiple fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $2.875 billion to hedge its net investment in Euro denominated subsidiaries. Due to an other-than-insignificant financing element for certain of these modifications, $31 million of net interest cash receipts during Fiscal 2022 related to these contracts were classified as financing activities in the Company’s consolidated statements of cash flows.

During the third and fourth quarter of Fiscal 2022, the Company modified multiple fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $1.5 billion and $2.475 billion, respectively. The modification of these hedges resulted in the Company receiving $59 million and $130 million in cash during the third and fourth quarter of Fiscal 2022, respectively. These amounts are classified within investing activities in the Company’s consolidated statements of cash flows.

As of April 2, 2022, the Company had multiple fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $4 billion to hedge its net investment in Euro-denominated subsidiaries and $194 million to hedge its net investment in Japanese Yen-denominated subsidiaries against future volatility in the exchange rates between the United States dollar and these currencies. Under the term of these contracts, the Company will exchange the semi-annual fixed rate payments on United States denominated debt for fixed rate payments of 0% to 3.565% in Euros and 0% to 3.408% in Japanese Yen. Certain of these contracts include mandatory early termination dates between August 2025 and February 2026, while the remaining contracts have maturity dates between March 2024 and February 2051. These contracts have been designated as net investment hedges. Certain of these contracts are supported by a credit support annex (“CSA”) which provides for collateral exchange with the earliest effective date being May 2024. If the outstanding position of a contract exceeds a certain threshold governed by the aforementioned CSA’s, either party is required to post cash collateral.
When a cross-currency swap is used as a hedging instrument in a net investment hedge assessed under the spot method, the cross-currency basis spread is excluded from the assessment of hedge effectiveness and is recognized as a reduction in interest expense in the Company’s consolidated statements of operations and comprehensive income (loss). Accordingly, the Company recorded interest income of $63 million, $16 million and $71 million, respectively, during Fiscal 2022, Fiscal 2021 and Fiscal 2020.
Interest Rate Swap
The Company had an interest rate swap with an initial notional amount of $500 million that would have decreased to $350 million in April 2022. The swap was designated as a cash flow hedge to mitigate the impact of adverse interest rate fluctuations for a portion of the Company’s variable-rate debt equal to the notional amount of the swap. The interest rate converted the one-month Adjusted LIBOR interest rate on these borrowings to a fixed interest rate of 0.237% through the date of termination.
During the third quarter of Fiscal 2022, the Company terminated its only interest rate swap. As a result, the Company recognized a $1 million gain within interest (income) expense, net, within the Company’s consolidated statements of operations and comprehensive income (loss).
When an interest rate swap agreement qualifies for hedge accounting as a cash flow hedge, the changes in the fair value are recorded in equity as a component of accumulated other comprehensive income and are reclassified into interest expense in the same period during which the hedged transactions affect earnings. During Fiscal 2022 and Fiscal 2021, the Company recorded an immaterial amount of interest expense related to this agreement.

The following table details the fair value of the Company’s derivative contracts, which are recorded on a gross basis in the consolidated balance sheets as of April 2, 2022 and March 27, 2021 (in millions):

			Fair Values
	Notional Amounts		Assets				Liabilities
	April 2, 2022	March 27, 2021	April 2, 2022		March 27, 2021		April 2, 2022		March 27, 2021
Designated forward foreign currency exchange contracts	$119	$155	$4	(1)	$2	(1)	$—	(2)	$1
Designated net investment hedge	4,194	3,194	44	(3)	3	(3)	37	(4)	263
Designated interest rate swap	—	500	—		—		—	(4)	1
Total designated hedges	4,313	3,849	48		5		37		265
Undesignated derivative contracts (5)	38	13	4		—		—		—
Total	$4,351	$3,862	$52		$5		$37		$265

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
The Company records and presents the fair values of all of its derivative assets and liabilities in its consolidated balance sheets on a gross basis, as shown in the above table. However, if the Company were to offset and record the asset and liability balances for its derivative instruments on a net basis in accordance with the terms of its master netting arrangements, which provide for the right to set-off amounts for similar transactions denominated in the same currencies and with the same banks, the resulting impact as of April 2, 2022 and March 27, 2021 would be as follows (in millions):

	Forward Currency Exchange Contracts		Net Investment Hedges		Interest Rate Swap
	April 2, 2022	March 27, 2021	April 2, 2022	March 27, 2021	April 2, 2022	March 27, 2021
Assets subject to master netting arrangements	$8	$2	$44	$3	$—	$—
Liabilities subject to master netting arrangements	$—	$1	$37	$263	$—	$1
Derivative assets, net	$8	$1	$42	$3	$—	$—
Derivative liabilities, net	$—	$—	$35	$263	$—	$1
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

The following table summarizes the pre-tax impact of the gains and losses on the Company’s designated forward foreign currency exchange contracts, net investment hedges and interest rate swaps (in millions):

	Fiscal Year Ended April 2, 2022	Fiscal Year Ended March 27, 2021	Fiscal Year Ended March 28, 2020
	Pre-Tax Gains Recognized in OCI	Pre-Tax Losses Recognized in OCI	Pre-Tax Gains Recognized in OCI
Designated forward foreign currency exchange contracts	$11	$(2)	$6
Designated net investment hedges	$435	$(263)	$264
Designated interest rate swaps	$—	$(1)	$—
The following tables summarize the impact of the gains and losses within the consolidated statements of operations and comprehensive income (loss) related to the designated forward foreign currency exchange contracts (in millions):

	Fiscal Year Ended
	Pre-Tax Losses (Gains) Reclassified from Accumulated OCI			Location of Losses (Gains) Recognized
	April 2, 2022	March 27, 2021	March 28, 2020
Designated forward currency exchange contracts	$1	$(2)	$(10)	Cost of goods sold
The Company expects that substantially all of the amounts recorded in accumulated other comprehensive income for its forward foreign currency exchange contracts will be reclassified into earnings during the next 12 months, based upon the timing of inventory purchases and turnover.
Undesignated Hedges
During Fiscal 2022 and Fiscal 2021, a gain of $2 million and a loss of $1 million, respectively, were recognized within foreign currency (gain) loss in the Company’s consolidated statements of operations and comprehensive income (loss) as a result of the changes in the fair value of undesignated forward foreign currency exchange contracts. During Fiscal 2020, the Company recognized an immaterial amount of net gains.

15. Shareholders’ Equity
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
During Fiscal 2022, the Company purchased 11,014,541 shares with a fair value of $650 million through open market transactions. During Fiscal 2021, the Company did not purchase any shares through open market transactions. As of April 2, 2022, the remaining availability under the Company’s share repurchase program was $500 million. Share repurchases may be made in open market or privately negotiated transactions, subject to market conditions, applicable legal requirements, trading transactions under the Company’s insider trading policy and other relevant factors. The program may be suspended or discontinued at any time.

The Company also has in place a “withhold to cover” repurchase program, which allows the Company to withhold ordinary shares from certain executive officers and directors to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards. During Fiscal 2022 and Fiscal 2021, the Company withheld 203,863 shares and 48,528 shares, respectively, with a fair value of $11 million and $1 million, respectively, in satisfaction of minimum tax withholding obligations relating to the vesting of restricted share awards.
Accumulated Other Comprehensive Income
The following table details changes in the components of accumulated other comprehensive income (“AOCI”), net of taxes, for Fiscal 2022, Fiscal 2021 and Fiscal 2020 (in millions):

	Foreign Currency Translation Income (Loss) (1)	Net Income (Loss) on Derivatives (2)	Other Comprehensive Income (Loss) Attributable to Capri
Balance at March 30, 2019	$(73)	$7	$(66)
Other comprehensive income before reclassifications	145	5	150
Less: amounts reclassified from AOCI to earnings	—	9	9
Other comprehensive income (loss), net of tax	145	(4)	141
Balance at March 28, 2020	72	3	75
Other comprehensive loss before reclassifications	(15)	(2)	(17)
Less: amounts reclassified from AOCI to earnings	—	2	2
Other comprehensive loss, net of tax	(15)	(4)	(19)
Balance at March 27, 2021	57	(1)	56
Other comprehensive income before reclassifications	127	10	137
Less: amounts reclassified from AOCI to earnings	—	(1)	(1)
Other comprehensive income, net of tax	127	11	138
Balance at April 2, 2022	$184	$10	$194

(1)Foreign currency translation adjustments for Fiscal 2022 primarily include a $321 million gain, net of taxes of $114 million, primarily relating to the Company’s net investment hedges, and a net $210 million translation loss. Foreign currency translation adjustments for Fiscal 2021 include a $199 million loss, net of taxes of $63 million, primarily relating to the Company’s net investment hedges, a net $189 million translation gain and a net loss of $8 million on intra-entity transactions that are of a long-term investment nature. Foreign currency translation gains for Fiscal 2020 include a $219 million gain, net of taxes of $45 million, relating to the Company's net investment hedges, a $60 million translation loss relating to the Jimmy Choo business, a $10 million translation loss relating to the Versace business and a net gain of $6 million, on intra-entity transactions that are of a long-term investment nature.
(2)Reclassified amounts relate to the Company’s forward foreign currency exchange contracts for inventory purchases and are recorded within cost of goods sold in the Company’s consolidated statements of operations and comprehensive income (loss). All tax effects were not material for the periods presented.

16. Share-Based Compensation
The Company grants equity awards to certain employees and directors of the Company at the discretion of the Company’s Compensation and Talent Committee. The Company has two equity plans which includes one stock option plan adopted in Fiscal 2008 (as amended and restated, the “2008 Plan”), and an Omnibus Incentive Plan adopted in the third fiscal quarter of Fiscal 2012 and amended and restated with shareholder approval in May 2015 and again in June 2020 (the “Incentive Plan”). The 2008 Plan only provided for grants of share options and was authorized to issue up to 23,980,823 ordinary shares. As of April 2, 2022, there were no shares available to grant equity awards under the 2008 Plan. The Incentive Plan allows for grants of share options, restricted shares and restricted stock units (“RSUs”), and other equity awards, and authorizes a total issuance of up to 18,846,000 ordinary shares. At April 2, 2022, there were 4,062,239 ordinary shares available for future grants of equity awards under the Incentive Plan. Option grants issued from the 2008 Plan generally expire ten years from the grant date, and those issued under the Incentive Plan generally expire seven years from the grant date. See Note 20 for additional information.
Share Options
Share options are generally exercisable at the fair market value on the date of grant and vest on a pro-rata basis over a four year service period. The following table summarizes the share options activity during Fiscal 2022, and information about options outstanding at April 2, 2022:

	Number of Options	Weighted Average Exercise price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding at March 27, 2021	1,150,260	$63.42
Granted	—	$—
Exercised	(408,638)	$41.48
Canceled/forfeited	(386,174)	$92.05
Outstanding at April 2, 2022	355,448	$57.54	2.00	$1
Vested or expected to vest at April 2, 2022	355,448	$57.54	2.00
Vested and exercisable at April 2, 2022	308,494	$56.02	1.82	$1
There were 46,954 unvested options and 308,494 vested options outstanding at April 2, 2022. The total intrinsic value of options exercised during Fiscal 2022 and Fiscal 2021 was $7 million and $10 million, respectively. The cash received from options exercised during Fiscal 2022 and Fiscal 2021 was $17 million and $3 million, respectively. As of April 2, 2022, the remaining unrecognized share-based compensation expense for unvested share options was less than $1 million, which is expected to be recognized over the related weighted-average period of approximately 0.2 years.
There were no options granted during Fiscal 2022, Fiscal 2021 or Fiscal 2020.
Restricted Awards
The Company grants RSUs at the fair market value on the grant date. The expense related to RSUs is based on the closing market price of the Company’s shares on the date of grant and is recognized ratably over the vesting period, net of expected forfeitures.
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

The following table summarizes the RSU activity during Fiscal 2022:

	Service-based		Performance-based
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at March 27, 2021	4,895,517	$29.91	581,659	$49.17
Granted	1,729,215	$55.27	—	$—
Change due to performance conditions, net	—	$—	26,109	$7.82
Vested	(2,327,165)	$33.58	(347,561)	$56.49
Canceled/forfeited	(469,867)	$33.85	(50,015)	$39.36
Unvested at April 2, 2022	3,827,700	$38.65	210,192	$34.25
The total fair value of service-based RSUs vested during Fiscal 2022, Fiscal 2021 and Fiscal 2020 was $78 million, $56 million and $56 million, respectively. The total fair value of performance-based RSUs vested during Fiscal 2022, Fiscal 2021 and Fiscal 2020 was $18 million, $6 million and $3 million, respectively. As of April 2, 2022, the remaining unrecognized share-based compensation expense for unvested service-based and performance-based RSU grants was $77 million and $1 million, respectively, which is expected to be recognized over the related weighted-average periods of approximately 1.9 years and 1.3 years, respectively.
Share-Based Compensation Expense
The following table summarizes compensation expense attributable to share-based compensation for Fiscal 2022, Fiscal 2021 and Fiscal 2020 (in millions):

	Fiscal Years Ended
	April 2, 2022	March 27, 2021	March 28, 2020
Share-based compensation expense	$85	$70	$70
Tax benefits related to share-based compensation expense	$14	$12	$7
Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rates. The estimated value of future forfeitures for equity awards as of April 2, 2022 is $25 million.

17. Taxes
The Company is a United Kingdom tax resident and is incorporated in the British Virgin Islands. Capri’s subsidiaries are subject to taxation in the United States and various other foreign jurisdictions, which are aggregated in the “Non-United States” information captioned below.
Income (loss) before provision for income taxes consisted of the following (in millions):

	Fiscal Years Ended
	April 2, 2022	March 27, 2021	March 28, 2020
United States	$247	$(56)	$(28)
Non-United States	668	59	(187)
Total income (loss) before provision for income taxes	$915	$3	$(215)

The provision for income taxes was as follows (in millions):

	Fiscal Years Ended
	April 2, 2022		March 27, 2021	March 28, 2020
Current
United States - Federal	$36		$35	$4	(1)
United States - State	16		20	19
Non-United States	98		81	60
Total current	150		136	83
Deferred
United States - Federal	24	(2)	(37)	(22)
United States - State	7		(4)	(3)
Non-United States	(89)	(3)	(29)	(48)
Total deferred	(58)		(70)	(73)
Total provision for income taxes	$92		$66	$10

(1)Includes a $35 million current tax benefit due to a release of income tax reserves in the United States.
(2)Impact of United States tax accounting method change filed during Fiscal 2022 with respect to cost capitalization.
(3)Includes an Italian valuation allowance reversal during Fiscal 2022.
The Company’s provision for income taxes for the years ended April 2, 2022, March 27, 2021 and March 28, 2020 was different from the amount computed by applying the statutory U.K. income tax rates to the underlying income (loss) before provision for income taxes as a result of the following (amounts in millions):

	Fiscal Years Ended
	April 2, 2022		March 27, 2021			March 28, 2020
	Amount	% (1)	Amount	% (1)		Amount	% (1)
Provision for income taxes at the U.K. statutory tax rate	$174	19.0%	$1	19.0%		(41)	19.0%
Effect of changes in valuation allowances on deferred tax assets	(67)	(7.3)%	24	955.7%		67	(30.9)%	(2)
Effects of global financing arrangements	(56)	(6.1)%	(24)	(953.4)%		(41)	21.7%	(3)
Brand tax basis step-up	(46)	(5.0)%	—	—%		—	—%
CARES Act tax loss carryback	(43)	(4.6)%	—	—%		—	—%
Liability for uncertain tax positions	91	9.9%	11	414.2%		(12)	5.7%
Tax rate change impact on deferred items	21	2.1%	9	351.3%		—	—%
State and local income taxes, net of federal benefit	12	1.3%	5	201.5%		4	(1.9)%
Differences in tax effects on foreign income	10	1.1%	13	522.4%		(7)	1.2%
Withholding tax	5	0.6%	4	165.0%		3	(1.6)%
Share based compensation	3	0.4%	6	247.7%		9	(4.2)%
Non-deductible goodwill impairment	—	—%	18	700.2%	(4)	32	(15.1)%	(4)
Other	(12)	(1.3)%	(1)	(33.1)%	(5)	(4)	1.4%
Effective tax rate	$92	10.1%	$66	2,590.5%		$10	(4.7)%

(1)Tax rates are calculated using unrounded numbers.
(2)Mainly attributable to valuation allowances established on a portion of non-United States deferred tax assets.
(3)Mainly attributable to pre-tax loss position in Fiscal 2020.
(4)Attributable to goodwill impairment charges related to Jimmy Choo reporting units in Fiscal 2021 and Fiscal 2020.
(5)Primarily relates to individually immaterial United States and foreign permanent adjustments.

Significant components of the Company’s deferred tax assets (liabilities) consist of the following (in millions):

	Fiscal Years Ended
	April 2, 2022		March 27, 2021
Deferred tax assets
Operating lease liabilities	$465		$501
Net operating loss carryforwards	108		139
Depreciation	53		54
Sales allowances	34		50
Inventories	26		25
Accrued interest	20		44
Stock compensation	7		12
Payroll related accruals	3		3
Derivative financial instruments	—		32
Other	46		42
Total deferred tax assets	762		902
Valuation allowance	(92)	(1)	(159)
Net deferred tax assets	670		743

Deferred tax liabilities
Goodwill and intangibles	(449)	(2)	(495)
Operating lease right-of-use-assets	(340)		(367)
Derivative financial instruments	(73)		—
Total deferred tax liabilities	(862)		(862)
Net deferred tax liabilities	$(192)		$(119)

(1)Includes an Italian valuation allowance reversal during Fiscal 2022.
(2)Includes a reversal of a Italian brand intangible deferred tax liability.
The Company maintains valuation allowances on deferred tax assets applicable to subsidiaries in jurisdictions for which separate income tax returns are filed and where realization of the related deferred tax assets from future profitable operations is not reasonably assured. The valuation allowance decreased $67 million in Fiscal 2022, and increased $24 million and $94 million in Fiscal 2021 and Fiscal 2020, respectively. In certain jurisdictions, the Company increased the valuation allowance by $34 million, $56 million and $113 million and released valuation allowances of $101 million, $32 million and $19 million in Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively.
As of April 2, 2022, the Company had non-United States and United States net operating loss carryforwards of $463 million, a portion of which will begin to expire in Fiscal 2023.
As of April 2, 2022 and March 27, 2021, the Company had liabilities related to its uncertain tax positions, including accrued interest, of $221 million and $121 million, respectively, which are included in other long-term liabilities in the Company’s consolidated balance sheets.

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $206 million, $92 million and $82 million as of April 2, 2022, March 27, 2021 and March 28, 2020, respectively. A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding accrued interest, for Fiscal 2022, Fiscal 2021 and Fiscal 2020, are presented below (in millions):

	Fiscal Years Ended
	April 2, 2022		March 27, 2021	March 28, 2020
Unrecognized tax benefits beginning balance	$107		$99	$192
Additions related to prior period tax positions	105	(1)	12	29
Additions related to current period tax positions	29	(2)	9	4
Decreases related to audit settlements	(13)	(3)	(6)	(24)	(3)
Decreases in prior period positions due to lapses in statute of limitations	(3)		(4)	(3)
Decreases related to prior period tax positions	(4)		(3)	(99)	(4)
Unrecognized tax benefits ending balance	$221		$107	$99

(1)Primarily relates to incremental reserves in North America and Europe.
(2)Primarily relates to European tax reserves established in Fiscal 2022.
(3)Primarily relates to the effective settlement of a United States audit.
(4)Primarily relates to releases of North American and European tax reserves.
The Company classifies interest and penalties related to unrecognized tax benefits as components of the provision for income taxes. Interest and penalties recognized in the consolidated statements of operations and comprehensive income (loss) for Fiscal 2022, Fiscal 2021 and Fiscal 2020 was $28 million, $15 million and $11 million, respectively.
The total amount of unrecognized tax benefits relating to the Company’s tax positions is subject to change based on future events including, but not limited to, the settlement of ongoing tax audits and assessments and the expiration of applicable statutes of limitations. The Company anticipates that the balance of gross unrecognized tax benefits, excluding interest and penalties, will be reduced by $52 million during the next 12 months, primarily due to the anticipated settlement of tax examinations as well as statute of limitation expirations. However, the outcomes and timing of such events are highly uncertain and changes in the occurrence, expected outcomes and timing of such events could cause the Company’s current estimate to change materially in the future.
The Company files income tax returns in the United States and in various foreign, state and local jurisdictions. Most examinations have been completed by tax authorities or the statute of limitations has expired for United States federal, foreign, state and local income tax returns filed by the Company for years through Fiscal 2016.
Prior to the enactment of the Tax Cuts and Jobs Act (“Tax Act”), the Company’s undistributed foreign earnings were considered permanently reinvested and, as such, United States federal and state income taxes were not previously recorded on these earnings. As a result of the Tax Act, substantially all of the Company’s earnings in foreign subsidiaries generated prior to the enactment of the Tax Act were deemed to have been repatriated. It remains the Company’s intent to either reinvest indefinitely substantially all of its foreign earnings outside of the United States or repatriate them tax neutrally. However, if future earnings are repatriated, the potential exists that the Company may be required to accrue and pay additional taxes, including any applicable foreign withholding tax and income taxes. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation.
Cares Act
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in response to the COVID-19 pandemic. The CARES Act contains numerous income tax provisions, such as refundable payroll tax credits, deferral of the employer portion of certain payroll taxes, net operating loss carrybacks, modifications to net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act requires the Company to make significant judgments and estimates in the interpretation of the law and in the calculation of the provision for income taxes. However, additional guidance may be issued by the Internal Revenue Service (“IRS”), the Department of the Treasury or other governing body that may significantly differ from our interpretation of the law, which may result in a material effect on our business, cash flow, results of operations, or financial conditions.

18. Retirement Plans
The Company maintains defined contribution retirement plans for its employees, who generally become eligible to participate after three months of service. Features of these plans allow participants to contribute a percentage of their compensation, up to statutory limits depending upon the country in which the employee resides, and provide for mandatory and/or discretionary matching contributions by the Company, which vary by country. During Fiscal 2022, Fiscal 2021, and Fiscal 2020, the Company recognized expenses of approximately $16 million, $20 million and $12 million, respectively, related to these retirement plans.

19. Segment Information
The Company operates its business through three operating segments — Versace, Jimmy Choo and Michael Kors, which are based on its business activities and organization. The reportable segments are segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources, as well as in assessing performance. The primary key performance indicators are revenue and operating income for each segment. The Company’s reportable segments represent components of the business that offer similar merchandise, customer experience and sales/marketing strategies.
The Company’s three reportable segments are as follows:
•Versace — segment includes revenue generated through the sale of Versace luxury ready-to-wear, accessories and footwear through directly operated Versace boutiques throughout the Americas, certain parts of EMEA and certain parts of Asia, as well as through Versace outlet stores and e-commerce sites. In addition, revenue is generated through wholesale sales to distribution partners (including geographic licensing arrangements that allow third parties to use the Versace trademarks in connection with retail and/or wholesale sales of Versace branded products in specific geographic regions), multi-brand department stores and specialty stores worldwide, as well as through product license agreements in connection with the manufacturing and sale of jeans, fragrances, watches, jewelry, eyewear and home furnishings.
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
In addition to these reportable segments, the Company has certain corporate costs that are not directly attributable to its brands and, therefore, are not allocated to its segments. Such costs primarily include certain administrative, corporate occupancy, shared service and information systems expenses, including enterprise resource planning system implementation costs and Capri transformation program costs. In addition, certain other costs are not allocated to segments, including restructuring and other charges, impairment costs, COVID-19 related charges, charitable donations and the war in Ukraine. The segment structure is consistent with how the Company’s CODM plans and allocates resources, manages the business and assesses performance. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance.
The following table presents the key performance information of the Company’s reportable segments (in millions):

		Fiscal Years Ended
		April 2, 2022	March 27, 2021	March 28, 2020
Total revenue:
	Versace	$1,088	$718	$843
	Jimmy Choo	613	418	555
	Michael Kors	3,953	2,924	4,153
Total revenue		$5,654	$4,060	$5,551

Income (loss) from operations:
	Versace	$185	$21	$(8)
	Jimmy Choo	13	(55)	(13)
	Michael Kors	1,005	595	850
Total segment income from operations		1,203	561	829
Less:	Corporate expenses	(190)	(152)	(152)
	Impairment of assets (1)	(73)	(316)	(708)
	COVID-19 related charges (2)	14	(42)	(119)
	Impact of war in Ukraine (3)	(9)	—	—
	Restructuring and other charges	(42)	(32)	(42)
Total income (loss) from operations		$903	$19	$(192)

(1)Impairment of assets during Fiscal 2022 include $50 million, $19 million and $4 million of impairment charges related to the Michael Kors, Versace and Jimmy Choo reportable segments, respectively. Impairment of assets during Fiscal 2021 includes $191 million, $91 million and $34 million of impairment charges related to the Jimmy Choo, Michael Kors and Versace reportable segments, respectively. Impairment of assets during Fiscal 2020 includes $434 million, $187 million and $87 million of impairment charges related to the Jimmy Choo, Michael Kors and Versace reportable segments, respectively.
(2)COVID-19 related charges during Fiscal 2022 primarily include net inventory credits of $16 million as a result of better than expected sell-through and severance expense of $2 million, respectively. Net inventory credits during Fiscal 2022 reflected a change in estimate resulting from better than expected sell-through. COVID-19 related charges during Fiscal 2021, primarily include net inventory reserves and severance expense of $10 million and $24 million, respectively. COVID-19 related charges during Fiscal 2020, primarily include additional inventory reserves and credit losses of $92 million and $25 million, respectively. Inventory related costs are recorded within costs of goods sold and severance expense and credit losses are recorded within selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).
(3)These charges primarily relate to incremental credit losses and inventory reserves which are a direct impact of the war in Ukraine. Credit losses are recorded within selling, general and administrative expenses and inventory related costs are recorded within costs of goods sold in the consolidated statements of operations and comprehensive income (loss).

Depreciation and amortization expense for each segment are as follows (in millions):

	Fiscal Years Ended
	April 2, 2022	March 27, 2021	March 28, 2020
Depreciation and amortization:
Versace	$52	$54	$61
Jimmy Choo	31	31	33
Michael Kors	110	127	155
Total depreciation and amortization	$193	$212	$249
See Note 8 for the Company’s goodwill by reportable segment.
Total revenue (based on country of origin) and long-lived assets by geographic location are as follows (in millions):

	Fiscal Years Ended
	April 2, 2022	March 27, 2021	March 28, 2020
Revenue:
The Americas (1)	$3,210	$2,172	$3,115
EMEA	1,489	1,029	1,523
Asia	955	859	913
Total revenue	$5,654	$4,060	$5,551

	As of
	April 2, 2022	March 27, 2021	March 28, 2020
Long-lived assets:
The Americas (1)	$450	$1,001	$1,132
EMEA	2,156	2,384	2,432
Asia	1,075	596	608
Total long-lived assets	$3,681	$3,981	$4,172

(1)Net revenues earned in the United States during Fiscal 2022, Fiscal 2021 and Fiscal 2020 were $2.989 billion, $2.016 billion and $2.898 billion, respectively. Long-lived assets located in the United States as of April 2, 2022, March 27, 2021 and March 28, 2020 were $858 million, $942 million and $1.060 billion, respectively.

As of April 2, 2022, the Company’s total long-lived assets on its consolidated balance sheet were $3.681 billion, of which, $1.633 billion related to Versace, $1.404 billion related to Michael Kors and $644 million related to Jimmy Choo.
Total revenue by major product category are as follows (in millions):

	Fiscal Years Ended
	April 2, 2022	% of Total	March 27, 2021	% of Total	March 28, 2020	% of Total
Accessories	$2,901	51.3%	$2,158	53.2%	$2,933	52.8%
Footwear	1,208	21.4%	796	19.6%	1,100	19.8%
Apparel	1,027	18.2%	720	17.7%	1,069	19.3%
Licensed product	241	4.3%	185	4.6%	222	4.0%
Licensing revenue	212	3.7%	155	3.8%	201	3.6%
Other	65	1.1%	46	1.1%	26	0.5%
Total revenue	$5,654		$4,060		$5,551

20. Subsequent Events

Release of Collateral Related to the 2018 Credit Facility

On April 2, 2022, the Company’s senior long-term, unsecured debt was upgraded to investment grade by two of the three specified rating agencies for two consecutive full fiscal quarters, meeting the criteria for the release of the collateral securing the Company’s obligations under the 2018 Credit Facility.

On April 3, 2022, the Company notified the Administrative Agent under its 2018 Credit Facility that it had met the conditions for the release of the collateral securing the Company’s obligations under the 2018 Credit Facility. The collateral, which consists of substantially all of the assets and certain registered intellectual property of the Company and certain of its subsidiaries, was released effective April 3, 2022. See Note 11 for additional details regarding the Company’s Credit Facility.

Net Investment Hedges

During the first quarter of Fiscal 2023, the Company modified multiple fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $1 billion to hedge its net investment in Euro denominated subsidiaries and Japanese-Yen denominated subsidiaries. The modification of these hedges resulted in the Company receiving $59 million in cash during the first quarter of Fiscal 2023. These contracts have been designated as net investment hedges.

Senior Notes Credit Rating Upgrade

On April 21, 2022, Moody’s Investor Services upgraded the Company’s credit rating to Baa1 from Baa2 in relation to the Company’s senior unsecured notes. As a result, as of May 1, 2022 the Senior Notes now bear interest at a fixed rate equal to 4.25% per year, payable semi-annually. See Note 11 for additional details regarding the Company’s Senior Notes.

Share Repurchase Program

On June 1, 2022, the Company announced that its Board of Directors has terminated the Company’s existing $1.0 billion share repurchase program, with $500 million of availability remaining, and authorized a new share repurchase program pursuant to which the Company may, from time to time, repurchase up to $1.0 billion of its outstanding ordinary shares within a period of two years from the effective date of the program. Share repurchases may be made in open market or privately negotiated transactions, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors. The program may be suspended or discontinued at any time.