Form 10-Q
period 2022-07-02
Capri Holdings Ltd
filed 2022-08-09
CIK 1530721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2022
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
As of August 3, 2022, Capri Holdings Limited had 138,032,677 ordinary shares outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	July 2, 2022	April 2, 2022
Assets
Current assets
Cash and cash equivalents	$221	$169
Receivables, net	394	434
Inventories, net	1,265	1,096
Prepaid expenses and other current assets	201	192
Total current assets	2,081	1,891
Property and equipment, net	466	476
Operating lease right-of-use assets	1,388	1,358
Intangible assets, net	1,739	1,847
Goodwill	1,336	1,418
Deferred tax assets	231	240
Other assets	369	250
Total assets	$7,610	$7,480
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$540	$555
Accrued payroll and payroll related expenses	123	165
Accrued income taxes	136	52
Short-term operating lease liabilities	399	414
Short-term debt	37	29
Accrued expenses and other current liabilities	379	351
Total current liabilities	1,614	1,566
Long-term operating lease liabilities	1,465	1,467
Deferred tax liabilities	476	432
Long-term debt	1,382	1,131
Other long-term liabilities	295	326
Total liabilities	5,232	4,922
Commitments and contingencies
Shareholders’ equity
Ordinary shares, no par value; 650,000,000 shares authorized; 223,503,792 shares issued and 137,956,977 outstanding at July 2, 2022; 221,967,599 shares issued and 142,806,269 outstanding at April 2, 2022	—	—
Treasury shares, at cost (85,546,815 shares at July 2, 2022 and 79,161,330 shares at April 2, 2022)	(4,299)	(3,987)
Additional paid-in capital	1,294	1,260
Accumulated other comprehensive income	89	194
Retained earnings	5,293	5,092
Total shareholders’ equity of Capri	2,377	2,559
Noncontrolling interest	1	(1)
Total shareholders’ equity	2,378	2,558
Total liabilities and shareholders’ equity	$7,610	$7,480

See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended
	July 2, 2022	June 26, 2021
Total revenue	$1,360	$1,253
Cost of goods sold	459	397
Gross profit	901	856
Selling, general and administrative expenses	622	545
Depreciation and amortization	45	50
Restructuring and other charges	3	3
Total operating expenses	670	598
Income from operations	231	258
Interest (income) expense, net	(4)	1
Foreign currency loss	4	1
Income before income taxes	231	256
Provision for income taxes	28	37
Net income	203	219
Less: Net income attributable to noncontrolling interest	2	—
Net income attributable to Capri	$201	$219

Weighted average ordinary shares outstanding:
Basic	141,913,586	151,312,103
Diluted	143,733,984	154,890,483
Net income per ordinary share attributable to Capri:
Basic	$1.42	$1.45
Diluted	$1.40	$1.41

Statements of Comprehensive Income:
Net income	$203	$219
Foreign currency translation adjustments	(107)	90
Net gain on derivatives	2	—
Comprehensive income	98	309
Less: Net income attributable to noncontrolling interest	2	—
Less: Foreign currency translation adjustments attributable to noncontrolling interest	—	(1)
Comprehensive income attributable to Capri	$96	$310

See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except share data which is in thousands)
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Income	Retained Earnings	Total Equity of Capri	Non-controlling Interest	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at April 2, 2022	221,967	$—	$1,260	(79,161)	$(3,987)	$194	$5,092	$2,559	$(1)	$2,558
Net income	—	—	—	—	—	—	201	201	2	203
Other comprehensive loss	—	—	—	—	—	(105)	—	(105)	—	(105)
Total comprehensive income	—	—	—	—	—	—	—	96	2	98
Vesting of restricted awards, net of forfeitures	1,420	—	—	—	—	—	—	—	—	—
Exercise of employee share options	117	—	6	—	—	—	—	6	—	6
Share based compensation expense	—	—	28	—	—	—	—	28	—	28
Repurchase of ordinary shares	—	—	—	(6,386)	(312)	—	—	(312)	—	(312)
Balance at July 2, 2022	223,504	$—	$1,294	(85,547)	$(4,299)	$89	$5,293	$2,377	$1	$2,378

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Income	Retained Earnings	Total Equity of Capri	Non-controlling Interest	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at March 27, 2021	219,223	$—	$1,158	(67,943)	$(3,326)	$56	$4,270	$2,158	$(1)	$2,157
Net income	—	—	—	—	—	—	219	219	—	219
Other comprehensive income (loss)	—	—	—	—	—	91		91	(1)	90
Total comprehensive income (loss)	—	—	—	—	—	—	—	310	(1)	309
Vesting of restricted awards, net of forfeitures	1,591	—	—	—	—	—	—	—	—	—
Exercise of employee share options	160	—	7	—	—	—	—	7	—	7
Share based compensation expense	—	—	36	—	—	—	—	36	—	36
Repurchase of ordinary shares	—	—	—	(1,088)	(59)	—	—	(59)	—	(59)
Balance at June 26, 2021	220,974	$—	$1,201	(69,031)	$(3,385)	$147	$4,489	$2,452	$(2)	$2,450

See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	July 2, 2022	June 26, 2021
Cash flows from operating activities
Net income	$203	$219
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45	50
Share based compensation expense	28	36
Deferred income taxes	1	22
Changes to lease related balances, net	(33)	(36)
Foreign currency loss (gain)	1	(12)
Other non-cash adjustments	1	(3)
Change in assets and liabilities:
Receivables, net	26	(7)
Inventories, net	(209)	(17)
Prepaid expenses and other current assets	(13)	(9)
Accounts payable	6	(40)
Accrued expenses and other current liabilities	87	(6)
Other long-term assets and liabilities	(6)	7
Net cash provided by operating activities	137	204
Cash flows from investing activities
Capital expenditures	(36)	(23)
Settlement of net investment hedges	66	—
Net cash provided by (used in) investing activities	30	(23)
Cash flows from financing activities
Debt borrowings	1,350	59
Debt repayments	(1,090)	(70)
Debt issuance costs	(4)	—
Repurchase of ordinary shares	(312)	(59)
Exercise of employee share options	6	7
Other financing activities	—	8
Net cash used in financing activities	(50)	(55)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(65)	(2)
Net increase in cash, cash equivalents and restricted cash	52	124
Beginning of period	172	234
End of period	$224	$358
Supplemental disclosures of cash flow information
Cash paid for interest	$18	$17
Net cash (received) paid for income taxes	$(72)	$28
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$43	$14
See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Business and Basis of Presentation
Capri Holdings Limited (“Capri”, and together with its subsidiaries, the “Company”) was incorporated in the British Virgin Islands on December 13, 2002. The Company is a holding company that owns brands that are leading designers, marketers, distributors and retailers of branded women’s and men’s accessories, footwear and ready-to-wear bearing the Versace, Jimmy Choo and Michael Kors tradenames and related trademarks and logos. The Company operates in three reportable segments: Versace, Jimmy Choo and Michael Kors. See Note 16 for additional information.
The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned or controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The interim consolidated financial statements as of July 2, 2022 and for the three months ended July 2, 2022 and June 26, 2021 are unaudited. The Company consolidates the results of its Versace business on a one-month lag, as consistent with prior periods. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with U.S. GAAP. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended April 2, 2022, as filed with the Securities and Exchange Commission on June 1, 2022, in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full fiscal year.

The Company utilizes a 52- to 53-week fiscal year and the term “Fiscal Year” or “Fiscal” refers to that 52- or 53-week period. The results for the three months ended July 2, 2022 and June 26, 2021 are based on 13-week periods. The Company’s Fiscal Year 2023 is a 52-week period ending April 1, 2023.

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
Cash, Cash Equivalents and Restricted Cash
All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Included in the Company’s cash and cash equivalents as of July 2, 2022 and April 2, 2022 are credit card receivables of $28 million and $18 million, respectively, which generally settle within two to three business days.

A reconciliation of cash, cash equivalents and restricted cash as of July 2, 2022 and April 2, 2022 from the consolidated balance sheets to the consolidated statements of cash flows is as follows (in millions):

	July 2, 2022	April 2, 2022
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$221	$169
Restricted cash included within prepaid expenses and other current assets	3	3
Total cash, cash equivalents and restricted cash shown on the consolidated statements of cash flows	$224	$172
Inventories, net
Inventories primarily consist of finished goods with the exception of raw materials and work in process inventory. The combined total of raw materials and work in process inventory, net, recorded on the Company’s consolidated balance sheets was $33 million and $31 million as of July 2, 2022 and April 2, 2022, respectively.
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
The Company designates certain contracts related to the purchase of inventory that qualify for hedge accounting as cash flow hedges. Formal hedge documentation is prepared for all derivative instruments designated as hedges, including a description of the hedged item and the hedging instrument and the risk being hedged. The changes in the fair value for contracts designated as cash flow hedges is recorded in equity as a component of accumulated other comprehensive income until the hedged item affects earnings. When the inventory related to forecasted inventory purchases that are being hedged is sold to a third party, the gains or losses deferred in accumulated other comprehensive income are recognized within cost of goods sold. The Company uses regression analysis to assess effectiveness of derivative instruments that are designated as hedges, which compares the change in the fair value of the derivative instrument to the change in the related hedged item. If the hedge is no longer expected to be highly effective in the future, future changes in the fair value are recognized in earnings. For those contracts that are not designated as hedges, changes in the fair value are recorded to foreign currency loss in the Company’s consolidated statements of operations and comprehensive income. The Company classifies cash flows relating to its forward foreign currency exchange contracts related to purchase of inventory consistently with the classification of the hedged item, within cash flows from operating activities.
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
Leases

The Company leases retail stores, office space and warehouse space under operating lease agreements that expire at various dates through September 2043. The Company’s leases generally have terms of up to 10 years, generally require a fixed annual rent and may require the payment of additional rent if store sales exceed a negotiated amount. Although most of the Company’s equipment is owned, the Company has limited equipment leases that expire on various dates through May 2026. The Company acts as sublessor in certain leasing arrangements, primarily related to closed stores from previous restructuring activities. Fixed sublease payments received are recognized on a straight-line basis over the sublease term. The Company determines the sublease term based on the date it provides possession to the subtenant through the expiration date of the sublease.

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
The following table presents the Company’s supplemental cash flow information related to leases (in millions):

	Three Months Ended
	July 2, 2022	June 26, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases (1)	$125	$149

(1)Operating cash flows used in operating leases for the three months ended June 26, 2021 excluded $4 million of deferred rent payments due to the COVID-19 pandemic.
During each of the three months ended July 2, 2022 and June 26, 2021, the Company recorded sublease income of $2 million within selling, general and administrative expenses. During the three months ended July 2, 2022 and June 26, 2021, the Company recorded $2 million and $7 million, respectively, of rent concessions negotiated in connection with the impact of COVID-19 as if it were contemplated as part of the existing contract. The aforementioned rent concessions were recorded as a reduction to variable lease expense within selling, general and administrative expenses.

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
The components of the calculation of basic net income per ordinary share and diluted net income per ordinary share are as follows (in millions, except share and per share data):

	Three Months Ended
	July 2, 2022	June 26, 2021
Numerator:
Net income attributable to Capri	$201	$219
Denominator:
Basic weighted average shares	141,913,586	151,312,103
Weighted average dilutive share equivalents:
Share options and restricted shares/units, and performance restricted share units	1,820,398	3,578,380
Diluted weighted average shares	143,733,984	154,890,483

Basic net income per share (1)	$1.42	$1.45
Diluted net income per share (1)	$1.40	$1.41

(1)Basic and diluted net income per share are calculated using unrounded numbers.
During the three months ended July 2, 2022, share equivalents of 657,340 shares have been excluded from the above calculations due to their anti-dilutive effect. Share equivalents of 610,684 shares have been excluded from the above calculations for the three months ended June 26, 2021 due to their anti-dilutive effect.
See Note 2 in the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 2022 for a complete disclosure of the Company’s significant accounting policies.
Recently Issued Accounting Pronouncements
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting” and in January 2021, issued ASU 2021-01, “Reference Rate Reform: Scope”. Both of these updates aim to ease the potential burden in accounting for reference rate reform. These updates provide optional expedients and exceptions, if certain criteria are met, for applying accounting principles generally accepted in the United States to contract modifications, hedging relationships and other transactions affected by the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). The amendments were effective upon issuance and allowed companies to adopt the amendments on a prospective basis through December 31, 2022. The Company does not expect the adoption of this standard to have a material impact on the Company’s results of operations, financial condition or cash flows based on current information.
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
Retail
The Company generates sales through directly operated stores and e-commerce sites throughout the Americas (United States, Canada and Latin America), certain parts of EMEA (Europe, Middle East and Africa) and certain parts of Asia (Asia and Oceania).
Gift Cards. The Company sells gift cards that can be redeemed for merchandise, resulting in a contract liability upon issuance. Revenue is recognized when the gift card is redeemed or upon “breakage” for the estimated portion of gift cards that are not expected to be redeemed. “Breakage” revenue is calculated under the proportional redemption methodology, which considers the historical patterns of redemption in jurisdictions where the Company is not required to remit the value of the unredeemed gift cards as unclaimed property. The contract liability related to gift cards, net of estimated “breakage”, of $15 million and $13 million as of July 2, 2022 and April 2, 2022, respectively, is included within accrued expenses and other current liabilities in the Company’s consolidated balance sheet.
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

As of July 2, 2022, contractually guaranteed minimum fees from the Company’s license agreements expected to be recognized as revenue during future periods were as follows (in millions):

Contractually Guaranteed Minimum Fees
Remainder of Fiscal 2023	$23
Fiscal 2024	29
Fiscal 2025	25
Fiscal 2026	22
Fiscal 2027	21
Fiscal 2028 and thereafter	46
Total	$166
Sales Returns
The refund liability recorded as of July 2, 2022 was $56 million, and the related asset for the right to recover returned product as of July 2, 2022 was $13 million. The refund liability recorded as of April 2, 2022 was $52 million, and the related asset for the right to recover returned product as of April 2, 2022 was $15 million.
Contract Balances
Total contract liabilities were $26 million and $30 million as of July 2, 2022 and April 2, 2022, respectively. For the three months ended July 2, 2022, the Company recognized $5 million in revenue which related to contract liabilities that existed at April 2, 2022. For the three months ended June 26, 2021, the Company recognized $6 million in revenue which related to contract liabilities that existed at March 27, 2021. There were no material contract assets recorded as of July 2, 2022 and April 2, 2022.
There were no changes in historical variable consideration estimates that were materially different from actual results.

Disaggregation of Revenue
The following table presents the Company’s segment revenue disaggregated by geographic location (in millions):

	Three Months Ended
	July 2, 2022	June 26, 2021
Versace revenue - the Americas	$115	$87
Versace revenue - EMEA	107	87
Versace revenue - Asia	53	66
Total Versace	275	240

Jimmy Choo revenue - the Americas	54	38
Jimmy Choo revenue - EMEA	66	50
Jimmy Choo revenue - Asia	52	54
Total Jimmy Choo	172	142

Michael Kors revenue - the Americas	625	590
Michael Kors revenue - EMEA	191	165
Michael Kors revenue - Asia	97	116
Total Michael Kors	913	871

Total revenue - the Americas	794	715
Total revenue - EMEA	364	302
Total revenue - Asia	202	236
Total revenue	$1,360	$1,253
See Note 3 in the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 2022 for a complete disclosure of the Company’s revenue recognition policy.

4. Receivables, net
Receivables, net, consist of (in millions):

	July 2, 2022	April 2, 2022
Trade receivables (1)	$426	$461
Receivables due from licensees	21	17
	447	478
Less: allowances	(53)	(44)
Total receivables, net	$394	$434

(1)As of July 2, 2022 and April 2, 2022, $89 million and $83 million, respectively, of trade receivables were insured.
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
The Company’s allowance for credit losses is determined through analysis of periodic aging of receivables and assessments of collectibility based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers and the impact of general economic conditions. The past due status of a receivable is based on its contractual terms. Amounts deemed uncollectible are written off against the allowance when it is probable the amounts will not be recovered. Allowance for credit losses was $10 million as of July 2, 2022 and April 2, 2022. The Company had credit losses of $1 million and $(1) million for the three months ended July 2, 2022 and June 26, 2021, respectively.

5. Property and Equipment, net
Property and equipment, net, consists of (in millions):

	July 2, 2022	April 2, 2022
Leasehold improvements	$553	$575
Computer equipment and software	229	212
Furniture and fixtures	211	218
Equipment	79	81
Building	46	48
In-store shops	46	47
Land	18	19
Total property and equipment, gross	1,182	1,200
Less: accumulated depreciation and amortization	(783)	(790)
Subtotal	399	410
Construction-in-progress	67	66
Total property and equipment, net	$466	$476
Depreciation and amortization of property and equipment for the three months ended July 2, 2022 and June 26, 2021 was $34 million and $38 million, respectively. The Company did not record any property and equipment impairment charges for the three months ended July 2, 2022 and June 26, 2021.

6. Intangible Assets and Goodwill

The following table details the carrying values of the Company’s intangible assets and goodwill (in millions):

	July 2, 2022	April 2, 2022
Definite-lived intangible assets:
Reacquired rights	$400	$400
Trademarks	23	23
Customer relationships (1)	386	414
Gross definite-lived intangible assets	809	837
Less: accumulated amortization	(231)	(228)
Net definite-lived intangible assets	578	609

Indefinite-lived intangible assets:
Jimmy Choo brand (2)	296	321
Versace brand (1)	865	917
Net indefinite-lived intangible assets	1,161	1,238

Total intangible assets, excluding goodwill	$1,739	$1,847

Goodwill (3)	$1,336	$1,418

(1)The change in the carrying value since April 2, 2022 reflects the impact of foreign currency translation.
(2)Includes accumulated impairment of $249 million as of July 2, 2022 and April 2, 2022. The change in the carrying value since April 2, 2022 reflects the impact of foreign currency translation.
(3)Includes accumulated impairment of $265 million related to the Jimmy Choo reporting units as of July 2, 2022 and April 2, 2022. The change in the carrying value since April 2, 2022 reflects the impact of foreign currency translation.

Amortization expense for the Company’s definite-lived intangible assets for the three months ended July 2, 2022 and June 26, 2021 was $11 million and $12 million, respectively.

7. Current Assets and Current Liabilities
Prepaid expenses and other current assets consist of the following (in millions):

	July 2, 2022	April 2, 2022
Prepaid taxes	$79	$86
Prepaid contracts	17	15
Prepaid insurance	12	2
Interest receivable related to net investment hedges	11	13
Other accounts receivables	9	17
Other	73	59
Total prepaid expenses and other current assets	$201	$192

Accrued expenses and other current liabilities consist of the following (in millions):

	July 2, 2022	April 2, 2022
Other taxes payable	$71	$61
Return liabilities	56	52
Accrued capital expenditures	43	39
Accrued advertising and marketing	22	21
Accrued rent (1)	21	20
Gift cards and retail store credits	15	17
Professional services	14	15
Accrued litigation	12	13
Accrued purchases and samples	12	11
Charitable donations (2)	10	10
Accrued interest	3	10
Other	100	82
Total accrued expenses and other current liabilities	$379	$351

(1)The accrued rent balance relates to variable lease payments.
(2)The charitable donations balance relates to a $10 million unconditional pledge to The Versace Foundation as of July 2, 2022 and April 2, 2022.

8. Restructuring and Other Charges
Capri Retail Store Optimization Program
During Fiscal 2022, the Company completed its plan to close certain retail stores as part of its Capri Retail Store Optimization Program.
During the three months ended June 26, 2021, the Company closed 10 of its retail stores, which have been incorporated into the Capri Retail Store Optimization Program. Net restructuring charges recorded in connection with the Capri Retail Store Optimization Program during the three months ended June 26, 2021 were $(3) million.

Other Restructuring Charges
In addition to the restructuring charges related to the completed Capri Retail Store Optimization Program, the Company did not record costs for the three months ended July 2, 2022. During the three months ended June 26, 2021, the Company recorded costs of $1 million, primarily relating to closures of certain corporate locations.

Other Costs
The Company recorded costs of $3 million and $5 million during the three months ended July 2, 2022 and June 26, 2021, respectively, primarily related to equity awards associated with the acquisition of Versace.

9. Debt Obligations
The following table presents the Company’s debt obligations (in millions):

	July 2, 2022	April 2, 2022
Revolving Credit Facilities	$922	$175
Senior Notes due 2024	450	450
Term Loan	—	497
Other	49	42
Total debt	1,421	1,164
Less: Unamortized debt issuance costs	1	3
Less: Unamortized discount on senior notes	1	1
Total carrying value of debt	1,419	1,160
Less: Short-term debt	37	29
Total long-term debt	$1,382	$1,131
On July 1, 2022, the Company entered into a revolving credit facility (the “2022 Credit Facility”) with, among others, JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as administrative agent (the “Administrative Agent”), which refinanced its existing senior unsecured revolving credit facility. The Company, a U.S. subsidiary of the Company, a Canadian subsidiary of the Company, a Dutch subsidiary of the Company and a Swiss subsidiary of the Company are the borrowers under the 2022 Credit Facility, and the borrowers and certain subsidiaries of the Company provide unsecured guaranties of the 2022 Credit Facility. The 2022 Credit Facility replaced the third amended and restated senior unsecured credit facility, dated as of November 15, 2018 (the “2018 Credit Facility”).
The 2022 Credit Facility provides for a $1.5 billion revolving credit facility (the “2022 Revolving Credit Facility”), which may be denominated in U.S. Dollars and other currencies, including Euros, Canadian Dollars, Pounds Sterling, Japanese Yen and Swiss Francs. The 2022 Revolving Credit Facility also includes sub-facilities for the issuance of letters of credit of up to $125 million and swing line loans at the Administrative Agent’s discretion of up to $100 million. The Company has the ability to expand its borrowing availability under the 2022 Credit Facility in the form of increased revolving commitments or one or more tranches of term loans by up to an additional $500 million, subject to the agreement of the participating lenders and certain other customary conditions.
Borrowings under the 2022 Credit Facility bear interest, at the Company’s option, at the following rates:
•For loans denominated in U.S. Dollars, (A) an alternate base rate, which is the greatest of (a) the prime rate publicly announced from time to time by JPMorgan Chase, (b) the greater of the federal funds effective rate and the Federal Reserve Bank of New York overnight bank funding rate and zero, plus 50 basis points, and (c) the greater of term SOFR for an interest period of one month plus 10 basis points and zero, plus 100 basis points, (B) the greater of term SOFR for the applicable interest period plus 10 basis points (“Adjusted Term SOFR”) and zero or (C) the greater of daily simple SOFR plus 10 basis points and zero;
•For loans denominated in Pounds Sterling, the greater of Secured Overnight Index Average (“SONIA”) and zero;
•For loans denominated in Swiss Francs, the greater of Swiss Average Rate Overnight (“SARON”) and zero;
•For loans denominated in Euro, the greater of Euro Interbank Offer Rate (“EURIBOR”) for the applicable interest period adjusted for statutory reserve requirements (“Adjusted EURIBOR Rate”) and zero;
•For loans denominated in Canadian Dollars, the greater of the rate applicable to Canadian Dollar Canadian banker’s acceptances quoted on Reuters for the applicable interest period adjusted for statutory reserve requirements (“Adjusted CDOR Rate”) and zero; and
•For loans denominated in Japanese Yen, the greater of Tokyo Interbank Offer Rate (“TIBOR”) for the applicable interest period adjusted for statutory reserve requirements (“Adjusted TIBOR Rate”) and zero; in each case, plus an applicable margin based on the Company’s public debt ratings and/or net leverage ratio.

The 2022 Credit Facility provides for an annual administration fee and a commitment fee equal to 7.5 basis points to 17.5 basis points per annum, which was 15.0 basis points as of July 2, 2022. The fees are based on the Company’s public debt ratings and/or net leverage ratio, applied to the average daily unused amount of the 2022 Credit Facility.
Loans under the 2022 Credit Facility may be prepaid and commitments may be terminated or reduced by the borrowers without premium or penalty other than customary “breakage” costs with respect to loans bearing interest based upon Adjusted Term SOFR, the Adjusted EURIBOR Rate, the Adjusted CDOR Rate and the Adjusted TIBOR Rate.

The 2022 Credit Facility requires the Company to maintain a net leverage ratio as of the end of each fiscal quarter of no greater than 4.0 to 1.0. Such net leverage ratio is calculated as the ratio of the sum of total indebtedness as of the date of the measurement plus the capitalized amount of all operating lease obligations, minus unrestricted cash and cash equivalents not to exceed $200 million, to Consolidated EBITDAR for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined as consolidated net income plus provision for taxes based on income, profits or capital, net interest expense, depreciation and amortization expense, consolidated rent expense and other non-cash losses, charge and expenses, subject to certain additions and deductions. The 2022 Credit Facility also includes covenants that limit additional indebtedness, liens, acquisitions and other investments, restricted payments and affiliate transactions.

The 2022 Credit Facility also contains events of default customary for financings of this type, including, but not limited to, payment defaults, material inaccuracy of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy or insolvency, certain events under the Employee Retirement Income Security Act, material judgments, actual or asserted failure of any guaranty supporting the 2022 Credit Facility to be in full force and effect, and changes of control. If such an event of default occurs and is continuing, the lenders under the 2022 Credit Facility would be entitled to take various actions, including, but not limited to, terminating the commitments and accelerating amounts outstanding under the 2022 Credit Facility.
As of July 2, 2022, and the date these financial statements were issued, the Company was in compliance with all covenants related to the 2022 Credit Facility.
As of July 2, 2022, the Company had $922 million of borrowings outstanding under the 2022 Revolving Credit Facility and $175 million of borrowings outstanding under revolver in the 2018 Credit Facility as of April 2, 2022. In addition, stand-by letters of credit of $21 million were outstanding as of both July 2, 2022 and April 2, 2022. At July 2, 2022, the amount available for future borrowings under the 2022 Revolving Credit Facility was $557 million and $804 million for future borrowings under the revolver in the 2018 Credit Facility as of April 2, 2022.
As of July 2, 2022, the Company no longer had a term loan facility outstanding. As of April 2, 2022, the carrying value of term loan outstanding under the 2018 Credit Facility was $495 million, which was recorded within long-term debt in the Company’s consolidated balance sheets.
As of July 2, 2022, the Company had $7 million of deferred financing fees associated with the 2022 Credit Facility and $3 million of deferred financing fees associated with the 2018 Credit Facility as of April 2, 2022, which were recorded within other assets in the Company’s consolidated balance sheets.
The Company offers a supplier financing program which enables suppliers, at their sole discretion, to sell their receivables (i.e., the Company’s payment obligations to suppliers) to a financial institution on a non-recourse basis in order to be paid earlier than current payment terms provide. The Company’s obligations, including the amount due and scheduled payment dates, are not impacted by a suppliers’ decision to participate in this program. The Company does not reimburse suppliers for any costs they incur to participate in the program and their participation is voluntary. The amount outstanding under this program as of July 2, 2022 and April 2, 2022 was $36 million and $21 million, respectively, and is presented as short-term debt in the Company’s consolidated balance sheets.
During Fiscal 2022, the Company's subsidiary, Versace, entered into an agreement with Banco BPM Banking Group (“the Bank”) to sell certain tax receivables to the Bank in exchange for cash. The arrangement was determined to be a financing arrangement because the de-recognition criteria for the receivables was not met at the time of the cash receipt from the Bank. As of July 2, 2022, the outstanding balance was $10 million, with $1 million and $9 million recorded within short-term debt and long-term debt in the Company’s consolidated balance sheets, respectively. As of April 2, 2022, the outstanding balance was $18 million, with $8 million and $10 million recorded within short-term debt and long-term debt in the Company’s consolidated balance sheets, respectively.
See Note 11 to the Company’s Fiscal 2022 Annual Report on Form 10-K for additional information regarding the Company’s credit facilities and debt obligations.

10. Commitments and Contingencies
In the ordinary course of business, the Company is party to various legal proceedings and claims. Although the outcome of such claims cannot be determined with certainty, the Company believes that the outcome of all pending legal proceedings, in the aggregate, will not have a material adverse effect on its cash flow, results of operations or financial position.
Please refer to the Contractual Obligations and Commercial Commitments disclosure within the Liquidity and Capital Resources section of the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 2022 for a detailed disclosure of other commitments and contractual obligations as of April 2, 2022.

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

At July 2, 2022 and April 2, 2022, the fair values of the Company’s derivative contracts were determined using broker quotations, which were calculations derived from observable market information: the applicable currency rates at the balance sheet date and those forward rates particular to the contract at inception. The Company makes no adjustments to these broker obtained quotes or prices, but assesses the credit risk of the counterparty and would adjust the provided valuations for counterparty credit risk when appropriate. The fair values of the forward contracts are included in prepaid expenses and other current assets, and in accrued expenses and other current liabilities in the consolidated balance sheets, depending on whether they represent assets or liabilities to the Company. The fair values of net investment hedges and interest rate swaps are included in other assets, and in other long-term liabilities in the consolidated balance sheets, depending on whether they represent assets or liabilities of the Company. See Note 12 for further detail.

All contracts are measured and recorded at fair value on a recurring basis and are categorized in Level 2 of the fair value hierarchy, as shown in the following table (in millions):

	Fair value at July 2, 2022 using:			Fair value at April 2, 2022 using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets:
Forward foreign currency exchange contracts	$—	$8	$—	$—	$4	$—
Net investment hedges	—	166	—	—	44	—
Undesignated derivative contracts	—	1	—	—	4	—
Total derivative assets	$—	$175	$—	$—	$52	$—

Derivative liabilities:
Net investment hedges	$—	$4	$—	$—	$37	$—
Total derivative liabilities	$—	$4	$—	$—	$37	$—
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

	July 2, 2022		April 2, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior Notes due 2024	$448	$431	$448	$451
Term Loan	$—	$—	$495	$490
Revolving Credit Facilities	$922	$922	$175	$175
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
The Company recorded no impairment charges during the three months ended July 2, 2022 and June 26, 2021.

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
Net Investment Hedges
During the first quarter of Fiscal 2023, the Company modified multiple fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $1.094 billion to hedge its net investment, of which $900 million was in Euro denominated subsidiaries and $194 million was in Japanese-Yen denominated subsidiaries. The modification of these swaps resulted in the Company receiving $66 million in cash during the first quarter of Fiscal 2023. These contracts have been designated as net investment hedges.
Certain of these contracts are supported by a credit support annex (“CSA”) which provides for collateral exchange with the earliest effective date being May 2027. If the outstanding position of a contract exceeds a certain threshold governed by the aforementioned CSA’s, either party is required to post cash collateral.
As of July 2, 2022, the Company had multiple fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $4 billion to hedge its net investment in Euro denominated subsidiaries and $194 million to hedge its net investment in Japanese Yen denominated subsidiaries against future volatility in the exchange rates between the U.S. Dollar and these currencies. Under the terms of these contracts, the Company will exchange the semi-annual fixed rate payments on U.S. denominated debt for fixed rate payments of 0% to 2.872% in Euros and 1.061% to 2.858% in Japanese Yen. These contracts have maturity dates between March 2024 and February 2051 and have been designated as net investment hedges.
When a cross-currency swap is used as a hedging instrument in a net investment hedge assessed under the spot method, the cross-currency basis spread is excluded from the assessment of hedge effectiveness and is recognized as a reduction in interest expense in the Company’s consolidated statements of operations and comprehensive income. Accordingly, the Company recorded interest income of $17 million and $12 million during the three months ended July 2, 2022 and June 26, 2021, respectively.
The following table details the fair value of the Company’s derivative contracts, which are recorded on a gross basis in the consolidated balance sheets as of July 2, 2022 and April 2, 2022 (in millions):

			Fair Values
	Notional Amounts		Assets				Liabilities
	July 2, 2022	April 2, 2022	July 2, 2022		April 2, 2022		July 2, 2022		April 2, 2022
Designated forward foreign currency exchange contracts	$100	$119	$8	(1)	$4	(1)	$—		$—
Designated net investment hedges	4,194	4,194	166	(2)	44	(2)	4	(3)	37	(3)
Total designated hedges	4,294	4,313	174		48		4		37
Undesignated derivative contracts (4)	10	38	1		4		—		—
Total	$4,304	$4,351	$175		$52		$4		$37

(1)Recorded within prepaid expenses and other current assets in the Company’s consolidated balance sheets.
(2)Recorded within other assets in the Company’s consolidated balance sheets.
(3)Recorded within other long-term liabilities in the Company’s consolidated balance sheets.
(4)Represents undesignated hedges of inventory purchases.

The Company records and presents the fair values of all of its derivative assets and liabilities in its consolidated balance sheets on a gross basis, as shown in the previous table. However, if the Company were to offset and record the asset and liability balances for its derivative instruments on a net basis in accordance with the terms of its master netting arrangements, which provide for the right to set-off amounts for similar transactions denominated in the same currencies, the resulting impact as of July 2, 2022 and April 2, 2022 would be as follows (in millions):

	Forward Currency Exchange Contracts		Net Investment Hedges
	July 2, 2022	April 2, 2022	July 2, 2022	April 2, 2022
Assets subject to master netting arrangements	$9	$8	$166	$44
Liabilities subject to master netting arrangements	$—	$—	$4	$37
Derivative assets, net	$9	$8	$166	$42
Derivative liabilities, net	$—	$—	$4	$35
Currently, the Company’s master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties.
Changes in the fair value of the Company’s forward foreign currency exchange contracts that are designated as accounting hedges are recorded in equity as a component of accumulated other comprehensive income and are reclassified from accumulated other comprehensive income into earnings when the items underlying the hedged transactions are recognized into earnings, as a component of cost of goods sold within the Company’s consolidated statements of operations and comprehensive income. The net gain or loss on net investment hedges are reported within CTA as a component of accumulated other comprehensive income on the Company’s consolidated balance sheets. Upon discontinuation of the hedge, such amounts remain in CTA until the related investment is sold or liquidated.
The following table summarizes the pre-tax impact of the gains and losses on the Company’s designated forward foreign currency exchange contracts, net investment hedges and interest rate swaps (in millions):

	Three Months Ended
	July 2, 2022	June 26, 2021
	Pre-Tax Gains Recognized in OCI	Pre-Tax Gains (Losses) Recognized in OCI
Designated forward foreign currency exchange contracts	$6	$(1)
Designated net investment hedges	$213	$83
The following tables summarize the pre-tax impact of the gains and losses within the consolidated statements of operations and comprehensive income related to the designated forward foreign currency exchange contracts for the three months ended July 2, 2022 and June 26, 2021 (in millions):

	Three Months Ended
	Pre-Tax (Gain) Loss Reclassified from Accumulated OCI		Location of (Gain) Loss Recognized
	July 2, 2022	June 26, 2021
Designated forward foreign currency exchange contracts	$(4)	$1	Cost of goods sold
The Company expects that substantially all of the amounts currently recorded in accumulated other comprehensive income for its forward foreign currency exchange contracts will be reclassified into earnings during the next 12 months, based upon the timing of inventory purchases and turnover.

Undesignated Hedges
During the three months ended July 2, 2022, a $2 million gain was recognized within foreign currency loss in the Company’s consolidated statements of operations and comprehensive income as a result of the changes in the fair value of undesignated forward foreign currency exchange contracts. During the three months ended June 26, 2021, the net impact of changes in the fair value of undesignated forward foreign currency exchange contracts recognized within foreign currency loss in the Company’s consolidated statements of operations and comprehensive income was immaterial.
13. Shareholders’ Equity
Share Repurchase Program
During the first quarter of Fiscal 2022, the Company reinstated its $500 million share repurchase program, which was previously suspended during the first quarter of Fiscal 2021 in response to the impact of the COVID-19 pandemic and the provisions of the 2018 Credit Facility. Subsequently, on November 3, 2021, the Company announced that its Board of Directors had terminated the Company’s existing $500 million share repurchase program (the “Prior Plan”), which had $250 million of availability remaining at the time, and authorized a new share repurchase program (the “Fiscal 2022 Plan”) pursuant to which the Company may, from time to time, repurchase up to $1.0 billion of its outstanding ordinary shares within a period of two years from the effective date of the program.
On June 1, 2022, the Company announced that its Board of Directors has terminated the Fiscal 2022 Plan, with $500 million of availability remaining, and authorized a new share repurchase program (the “Fiscal 2023 Plan”) pursuant to which the Company may, from time to time, repurchase up to $1.0 billion of its outstanding ordinary shares within a period of two years from the effective date of the program.
During the three months ended July 2, 2022, the Company purchased 6,120,174 shares for a total cost of approximately $300 million, including commissions, under the Fiscal 2023 Plan. As of July 2, 2022, the remaining availability under the Company’s existing share repurchase program was $700 million.
During the three months ended June 26, 2021, the Company purchased 921,080 shares for a total cost of approximately $50 million, including commission, through open market transactions under the Prior Plan.
Share repurchases may be made in open market or privately negotiated transactions, subject to market conditions, applicable legal requirements, trading transactions under the Company’s insider trading policy and other relevant factors. The program may be suspended or discontinued at any time.
The Company also has in place a “withhold to cover” repurchase program, which allows the Company to withhold ordinary shares from certain executive officers and directors to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards. During the three month periods ended July 2, 2022 and June 26, 2021, the Company withheld 265,311 shares and 167,070 shares, respectively, with a fair value of $12 million and $9 million, respectively, in satisfaction of minimum tax withholding obligations relating to the vesting of restricted share awards.

Accumulated Other Comprehensive Income
The following table details changes in the components of accumulated other comprehensive income (“AOCI”), net of taxes, for the three months ended July 2, 2022 and June 26, 2021, respectively (in millions):

	Foreign Currency Adjustments (1)	Net Gains (Losses) on Derivatives (2)	Other Comprehensive Income (Loss) Attributable to Capri
Balance at April 2, 2022	$184	$10	$194
Other comprehensive (loss) income before reclassifications	(107)	6	(101)
Less: amounts reclassified from AOCI to earnings	—	4	4
Other comprehensive (loss) income, net of tax	(107)	2	(105)
Balance at July 2, 2022	$77	$12	$89

Balance at March 27, 2021	$57	$(1)	$56
Other comprehensive income (loss) before reclassifications	91	(1)	90
Less: amounts reclassified from AOCI to earnings	—	(1)	(1)
Other comprehensive income, net of tax	91	—	91
Balance at June 26, 2021	$148	$(1)	$147

(1)Foreign currency translation adjustments for the three months ended July 2, 2022 primarily include a $151 million gain, net of taxes of $62 million, relating to the Company’s net investment hedges, and a net $253 million translation loss. Foreign currency translation adjustments for the three months ended June 26, 2021 primarily include a $64 million gain, net of taxes of $19 million, relating to the Company’s net investment hedges, in addition to a net $27 million translation gain.
(2)Reclassified amounts primarily relate to the Company’s forward foreign currency exchange contracts for inventory purchases and are recorded within cost of goods sold in the Company’s consolidated statements of operations and comprehensive income. All tax effects were not material for the periods presented.

14. Share-Based Compensation
The Company grants equity awards to certain employees and directors of the Company at the discretion of the Company’s Compensation and Talent Committee. The Company has two equity plans, one stock option plan adopted in Fiscal 2008 (as amended and restated, the “2008 Plan”), and the Omnibus Incentive Plan adopted in the third fiscal quarter of Fiscal 2012 and amended and restated with shareholder approval in May 2015, and again in June 2020 (the “Incentive Plan”). The 2008 Plan only provided for grants of share options and was authorized to issue up to 23,980,823 ordinary shares. As of July 2, 2022, there were no shares available to grant equity awards under the 2008 Plan.
The Incentive Plan allows for grants of share options, restricted shares and RSUs, and other equity awards, and authorizes a total issuance of up to 18,846,000 ordinary shares after amendments in June 2020. At July 2, 2022, there were 2,516,526 ordinary shares available for future grants of equity awards under the Incentive Plan. Option grants issued from the 2008 Plan generally expire ten years from the date of the grant, and those issued under the Incentive Plan generally expire seven years from the date of the grant.

The following table summarizes the Company’s share-based compensation activity during the three months ended July 2, 2022:

	Options	Service-Based RSUs	Performance-Based RSUs
Outstanding/Unvested at April 2, 2022	355,448	3,827,700	210,192
Granted	—	1,430,545	152,921
Exercised/Vested	(116,570)	(1,353,698)	(197,874)
Canceled/Forfeited	—	(37,753)	—
Outstanding/Unvested at July 2, 2022	238,878	3,866,794	165,239
The weighted average grant date fair value of service-based and performance-based RSUs granted during the three months ended July 2, 2022 was $49.02 and $47.41, respectively. The weighted average grant date fair value of service-based RSUs granted during the three months ended June 26, 2021 was $54.67.
Share-Based Compensation Expense
The following table summarizes compensation expense attributable to share-based compensation for the three months ended July 2, 2022 and June 26, 2021 (in millions):

	Three Months Ended
	July 2, 2022	June 26, 2021
Share-based compensation expense	$28	$36
Tax benefit related to share-based compensation expense	$5	$7
Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on historical forfeiture rates. The estimated value of future forfeitures for equity grants as of July 2, 2022 is approximately $23 million.
See Note 16 in the Company’s Fiscal 2022 Annual Report on Form 10-K for additional information relating to the Company’s share-based compensation awards.

15. Income Taxes

The Company’s effective tax rate for the three months ended July 2, 2022 was 12.1%. Such rates differ from the United Kingdom (“U.K.”) federal statutory rate of 19% primarily due to the impact of global financing activities.

The global financing activities are related to the Company’s 2014 move of its principal executive office from Hong Kong to the U.K. and decision to become a U.K. tax resident. In connection with this decision, the Company funded its international growth strategy through intercompany debt financing arrangements. These debt financing arrangements reside between certain of our U.S., U.K. and Hungarian subsidiaries. Due to the difference in the statutory income tax rates between these jurisdictions, the Company realized lower effective tax rates for the three months ended July 2, 2022.

16. Segment Information
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
The Company’s three reportable segments are as follows:
•Versace — segment includes revenue generated through the sale of Versace luxury ready-to-wear, accessories, and footwear through directly operated Versace boutiques throughout the Americas, certain parts of EMEA and certain parts of Asia, as well as through Versace outlet stores and e-commerce sites. In addition, revenue is generated through wholesale sales to distribution partners (including geographic licensing arrangements that allow third parties to use the Versace trademarks in connection with retail and/or wholesale sales of Versace branded products in specific geographic regions), multi-brand department stores and specialty stores worldwide, as well as through product license agreements in connection with the manufacturing and sale of jeans, fragrances, watches, jewelry, eyewear and home furnishings.
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
In addition to these reportable segments, the Company has certain corporate costs that are not directly attributable to its brands and, therefore, are not allocated to its segments. Such costs primarily include certain administrative, corporate occupancy, shared service and information system expenses, including enterprise resource planning system implementation costs. In addition, certain other costs are not allocated to segments, including restructuring and other charges and COVID-19 related charges. The segment structure is consistent with how the Company’s CODM plans and allocates resources, manages the business and assesses performance. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance.
The following table presents the key performance information of the Company’s reportable segments (in millions):

	Three Months Ended
	July 2, 2022	June 26, 2021
Total revenue:
Versace	$275	$240
Jimmy Choo	172	142
Michael Kors	913	871
Total revenue	$1,360	$1,253

Income from operations:
Versace	$52	$48
Jimmy Choo	19	11
Michael Kors	222	240
Total segment income from operations	293	299
Less: Corporate expenses	(60)	(41)
Restructuring and other charges	(3)	(3)
COVID-19 related charges	1	3
Total income from operations	$231	$258

Depreciation and amortization expense for each segment are as follows (in millions):

	Three Months Ended
	July 2, 2022	June 26, 2021
Depreciation and amortization:
Versace	$12	$14
Jimmy Choo	7	7
Michael Kors	25	29
Corporate	1	—
Total depreciation and amortization	$45	$50

Total revenue (based on country of origin) by geographic location are as follows (in millions):

	Three Months Ended
	July 2, 2022	June 26, 2021
Revenue:
The Americas (United States, Canada and Latin America) (1)	$794	$715
EMEA	364	302
Asia	202	236
Total revenue	$1,360	$1,253

(1)Total revenue earned in the U.S. was $733 million and $671 million for the three months ended July 2, 2022 and June 26, 2021, respectively.

17. Subsequent Events

Net Investment Hedges
During the second quarter of Fiscal 2023, the Company terminated multiple fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $4 billion related to its net investment in Euro denominated subsidiaries, while subsequently replacing these terminated contracts with aggregate notional amounts of $2 billion to hedge its net investment in Euro denominated subsidiaries. The modification of these hedges resulted in the Company receiving $237 million in cash during the second quarter of Fiscal 2023. These contracts have been designated as net investment hedges.

Third Amended and Restated Omnibus Incentive Plan
On August 3, 2022, the Company filed a Registration Statement in accordance with the requirements of Form S-8 under the Securities Act of 1933, as amended, to register an additional 3,625,000 of its ordinary shares, no par value, that are reserved for issuance under the Capri Holdings Limited Third Amended and Restated Omnibus Incentive Plan (the “Plan”). An amendment to increase the number of shares available to be awarded under the Plan was approved by the Company’s shareholders on August 3, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis (“MD&A”) of our Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto included as part of this interim report. Forward-looking statements are prospective in nature and are not based on historical facts, but rather on current expectations and projections of the management of the Company about future events, and are therefore subject to risks and uncertainties which could cause actual results to differ materially from the future results expressed or implied by the forward-looking statements. All statements other than statements of historical facts included herein, may be forward-looking statements. Forward-looking statements include information concerning the Company’s goals, future plans and strategies, including with respect to ESG goals, initiatives and ambitions as well as the Company’s possible or assumed future results of operations, including descriptions of its business strategy. Without limitation, any statements preceded or followed by or that include the words “plans”, “believes”, “expects”, “intends”, “will”, “should”, “could”, “would”, “may”, “anticipates”, “might” or similar words or phrases, are forward-looking statements. These forward-looking statements are not guarantees of future financial performance. Such forward-looking statements involve known and unknown risks and uncertainties that could significantly affect expected results and are based on certain key assumptions, which could cause actual results to differ materially from those projected or implied in any forward-looking statements. These risks, uncertainties and other factors include the effect of the COVID-19 pandemic and its potential material and significant impact on the Company’s future financial and operational results if retail stores are forced to close again and the pandemic is prolonged, including that our estimates could materially differ if the severity of the COVID-19 situation worsens, or if there are further supply chain disruptions, including additional production delays and increased costs, the length and severity of such outbreak across the globe and the pace of recovery following the COVID-19 pandemic, levels of cash flow and future availability of credit, compliance with restrictive covenants under the Company’s credit agreement, the Company’s ability to integrate successfully and to achieve anticipated benefits of any acquisition and to successfully execute our growth strategies; the risk of disruptions to the Company’s businesses; risks associated with operating in international markets and our global sourcing activities; the risk of cybersecurity threats and privacy or data security breaches; the negative effects of events on the market price of the Company’s ordinary shares and its operating results; significant transaction costs; unknown liabilities; the risk of litigation and/or regulatory actions related to the Company’s businesses; fluctuations in demand for the Company’s products; levels of indebtedness (including the indebtedness incurred in connection with acquisitions); the timing and scope of future share buybacks, which may be made in open market or privately negotiated transactions, and are subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors, and such share repurchases may be suspended or discontinued at any time, the level of other investing activities and uses of cash; changes in consumer traffic and retail trends; higher consumer debt levels, recession and inflationary pressures, loss of market share and industry competition; fluctuations in the capital markets; fluctuations in interest and exchange rates; the occurrence of unforeseen epidemics and pandemics, disasters or catastrophes; extreme weather conditions and natural disasters; political or economic instability in principal markets; adverse outcomes in litigation; and general, local and global economic, political, business and market conditions including acts of war and other geopolitical conflicts, as well as those risks set forth in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended April 2, 2022, filed with the Securities and Exchange Commission on June 1, 2022.

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
Our Michael Kors brand was launched over 40 years ago by Michael Kors, whose vision has taken the Company from its beginnings as an American luxury sportswear house to a global accessories, footwear and ready-to-wear company with a global distribution network that has presence in over 100 countries through Company-operated retail stores and e-commerce sites, leading department stores, specialty stores and select licensing partners. Michael Kors is a highly recognized luxury fashion brand in the Americas and Europe with growing brand awareness in other international markets. Michael Kors features distinctive designs, materials and craftsmanship with a jet-set aesthetic that combines stylish elegance and a sporty attitude. Michael Kors offers three primary collections: the Michael Kors Collection luxury line, the MICHAEL Michael Kors accessible luxury line and the Michael Kors Mens line. The Michael Kors Collection establishes the aesthetic authority of the entire brand and is carried by select retail stores, our e-commerce sites, as well as in the finest luxury department stores in the world. MICHAEL Michael Kors has a strong focus on accessories, in addition to offering footwear and ready-to-wear, and addresses the significant demand opportunity in accessible luxury goods. We have also been developing our men’s business in recognition of the significant opportunity afforded by the Michael Kors brand’s established fashion authority and the expanding men’s market. Taken together, our Michael Kors collections target a broad customer base while retaining our premium luxury image.
Certain Factors Affecting Financial Condition and Results of Operations
COVID-19 Pandemic. See Item 1A — “The COVID-19 pandemic may continue to have a material adverse effect on our business and results of operations” of our Annual Report on Form 10-K for the fiscal year ended April 2, 2022 for additional discussion regarding risks to our business associated with the COVID-19 pandemic.

Macroeconomic conditions and inflationary pressures. Our business is affected by global economic conditions and the related impact on levels of consumer spending worldwide. The war in Ukraine that began in February 2022 has created significant economic uncertainty in the region and caused the Company to pause all wholesale shipments to Russia and Ukraine. While our business in Russia and Ukraine represented less than 1% of our total net sales for Fiscal 2022, the war has caused broader macroeconomic implications that we expect to continue for the foreseeable future, including the continued weakening of the Euro against the US dollar, increases in fuel prices, volatility in the financial markets and a decline in consumer spending which may negatively impact our business, financial condition, and results of operations for Fiscal 2023. In addition, inflationary pressures, including increased labor, raw materials, and freight costs, adversely impacted our earnings in the first quarter of 2023. Purchases of discretionary luxury items, such as the accessories, footwear and apparel that we produce, tend to decline when disposable income is lower or when there are recessions, inflationary pressures or other economic uncertainty.

Luxury goods trends and demand for our accessories and related merchandise. Our performance is affected by trends in the luxury goods industry, global consumer spending, macroeconomic factors, overall levels of consumer travel and spending on discretionary items as well as shifts in demographics and changes in lifestyle preferences. Through 2019, the personal luxury goods market grew at a mid-single digit rate over the past 20 years. However, in 2020, due to the impact of the COVID-19 crisis, the personal luxury goods market declined 22%. The personal luxury goods market experienced a strong rebound in 2021, with sales exceeding pre-pandemic levels. Market studies forecast the personal luxury goods industry will increase at low-double-digit compound annual growth rate between 2020 and 2025. Future growth is expected to be driven by e-commerce, Chinese consumers and younger generations. As the personal luxury goods market continues to evolve, Capri is committed to creating engaging luxury experiences globally. In our view, increased customer engagement and tailoring merchandise to customer shopping and communication preferences are key to growing market share.

Retail Fleet Optimization. We also continue to adjust our retail operating strategy to the changing business environment. We have finalized the planned store closures under the Capri Retail Store Optimization Program as of the end of Fiscal 2022. At the end of Fiscal 2022, we closed a total of 167 stores and recorded total net restructuring charges of $14 million relating to the program. We recorded net restructuring charges of $9 million and $5 million during Fiscal 2022 and Fiscal 2021, respectively, relating to the plan. Collectively, we continue to anticipate ongoing savings as a result of the store closures and lower depreciation associated with the impairment charges being recorded.

Foreign currency fluctuation. Our consolidated operations are impacted by the relationships between our reporting currency, the U.S. Dollar, and those of our non-United States subsidiaries whose functional/local currency is other than the U.S. Dollar, primarily the Euro, the British Pound, the Chinese Renminbi, the Japanese Yen, the Korean Won and the Canadian Dollar, among others. We continue to expect volatility in the global foreign currency exchange rates, which may have a negative impact on the reported results of certain of our non-United States subsidiaries in the future, when translated to the U.S. Dollar.

Disruptions or delays in shipping and distribution and other supply chain constraints. We have been experiencing global logistics challenges, including delays as a result of port congestion, vessel availability, container shortages and temporary factory closures which are expected to continue throughout Fiscal 2023. Our freight costs have increased as carrier rates for ocean and air shipments have increased significantly, and the supply chain disruptions have caused us to increase our use of air freight with greater frequency than in the past. Any future disruptions in our shipping and distribution network, including impacts on our supply chain due to temporary closures of our manufacturing partners and shipping and fulfillment constraints, could have a negative impact on our results of operations. See Item 1A — “Risk Factors” — “We primarily use foreign manufacturing contractors and independent third-party agents to source our finished goods and our business is subject to risks inherent in global sourcing activities, including disruptions or delays in manufacturing or shipments” of our Annual Report on Form 10-K for the fiscal year ended April 2, 2022 for additional discussion.
Costs of manufacturing, tariffs, and import regulations. Our industry is subject to volatility in costs related to certain raw materials used in the manufacturing of our products. This volatility applies primarily to costs driven by commodity prices, which can increase or decrease dramatically over a short period of time. In addition, our costs may be impacted by sanction tariffs imposed on our products due to changes in trade terms. We are also subject to government import regulations, including United States Customs and Border Protection (“CBP”) withhold release orders. The imposition of taxes, duties and quotas, the withdrawal from or material modification to trade agreements, and/or if CBP detains shipments of our goods pursuant to a withhold release order could have a material adverse effect on our business, results of operations and financial condition. If additional tariffs or trade restrictions are implemented by the United States or other countries, the cost of our products could increase which could adversely affect our business. In addition, commodity prices and tariffs may have an impact on our revenues, results of operations and cash flows. We use commercially reasonable efforts to mitigate these effects by sourcing our products as efficiently as possible and diversifying the countries where we produce. In addition, manufacturing labor costs are also subject to degrees of volatility based on local and global economic conditions. We use commercially reasonable efforts to source from localities that suit our manufacturing standards and result in more favorable labor driven costs to our products.
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
Unallocated Corporate Expenses
In addition to the reportable segments discussed above, we have certain corporate costs that are not directly attributable to our brands and, therefore, are not allocated to segments. Such costs primarily include certain administrative, corporate occupancy, shared service and information systems expenses, including ERP system implementation costs and Capri transformation program costs. In addition, certain other costs are not allocated to segments, including restructuring and other charges and COVID-19 related charges. The segment structure is consistent with how our chief operating decision maker plans and allocates resources, manages the business and assesses performance. The following table presents our total revenue and income from operations by segment for the three months ended July 2, 2022 and June 26, 2021 (in millions):

	Three Months Ended
	July 2, 2022	June 26, 2021
Total revenue:
Versace	$275	$240
Jimmy Choo	172	142
Michael Kors	913	871
Total revenue	$1,360	$1,253

Income from operations:
Versace	$52	$48
Jimmy Choo	19	11
Michael Kors	222	240
Total segment income from operations	293	299
Less: Corporate expenses	(60)	(41)
Restructuring and other charges	(3)	(3)
COVID-19 related charges	1	3
Total income from operations	$231	$258

The following table presents our global network of retail stores and wholesale doors by brand:

	As of
	July 2, 2022	June 26, 2021
Number of full price retail stores (including concessions):
Versace	148	151
Jimmy Choo	181	180
Michael Kors	520	528
	849	859

Number of outlet stores:
Versace	60	57
Jimmy Choo	55	53
Michael Kors	301	292
	416	402

Total number of retail stores	1,265	1,261

Total number of wholesale doors:
Versace	805	780
Jimmy Choo	461	456
Michael Kors	2,808	2,686
	4,074	3,922
The following table presents our retail stores by geographic location:

	As of			As of
	July 2, 2022			June 26, 2021
	Versace	Jimmy Choo	Michael Kors	Versace	Jimmy Choo	Michael Kors
Store count by region:
The Americas	39	45	328	34	44	352
EMEA	57	70	175	58	76	175
Asia	112	121	318	116	113	293
	208	236	821	208	233	820
Key Consolidated Performance Indicators and Statistics
We use a number of key indicators of operating results to evaluate our performance, including the following (dollars in millions):

	Three Months Ended
	July 2, 2022	June 26, 2021
Total revenue	$1,360	$1,253
Gross profit as a percent of total revenue	66.3%	68.3%
Income from operations	$231	$258
Income from operations as a percent of total revenue	17.0%	20.6%

Seasonality
We experience certain effects of seasonality with respect to our business. We generally experience greater sales during our third fiscal quarter, primarily driven by holiday season sales, and the lowest sales during our first fiscal quarter.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Critical accounting policies are those that are the most important to the portrayal of our results of operations and financial condition and that require our most difficult, subjective and complex judgments to make estimates about the effect of matters that are inherently uncertain. In applying such policies, we must use certain assumptions that are based on our informed judgments, assessments of probability and best estimates. Estimates, by their nature, are subjective and are based on analysis of available information, including current and historical factors and the experience and judgment of management. We evaluate our assumptions and estimates on an ongoing basis. While our significant accounting policies are detailed in Note 2 to the accompanying consolidated financial statements, our critical accounting policies are disclosed, in full, in the MD&A section of our Annual Report on Form 10-K for the fiscal year ended April 2, 2022. There have been no significant changes in our critical accounting policies and estimates since April 2, 2022.

Results of Operations
Comparison of the three months ended July 2, 2022 with the three months ended June 26, 2021
The following table details the results of our operations for the three months ended July 2, 2022 and June 26, 2021, and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Three Months Ended		$ Change	% Change	% of Total Revenue for the Three Months Ended
	July 2, 2022	June 26, 2021			July 2, 2022	June 26, 2021
Statements of Operations Data:
Total revenue	$1,360	$1,253	$107	8.5%
Cost of goods sold	459	397	62	15.6%	33.8%	31.7%
Gross profit	901	856	45	5.3%	66.3%	68.3%
Selling, general and administrative expenses	622	545	77	14.1%	45.7%	43.5%
Depreciation and amortization	45	50	(5)	(10.0)%	3.3%	4.0%
Restructuring and other charges	3	3	—	—%	0.2%	0.2%
Total operating expenses	670	598	72	12.0%	49.3%	47.7%
Income from operations	231	258	(27)	(10.5)%	17.0%	20.6%
Interest (income) expense, net	(4)	1	(5)	NM	(0.3)%	0.1%
Foreign currency loss	4	1	3	NM	0.3%	0.1%
Income before income taxes	231	256	(25)	(9.8)%	17.0%	20.4%
Provision for income taxes	28	37	(9)	(24.3)%	2.1%	3.0%
Net income	203	219	(16)	(7.3)%
Less: Net income attributable to noncontrolling interest	2	—	2	NM
Net income attributable to Capri	$201	$219	$(18)	(8.2)%

NM Not meaningful
Total Revenue
Total revenue increased $107 million, or 8.5%, to $1.360 billion for the three months ended July 2, 2022, compared to $1.253 billion for the three months ended June 26, 2021, which included net unfavorable foreign currency effects of approximately $83 million as a result of the strengthening of the U.S. dollar compared to all major currencies in which we operate for the three months ended July 2, 2022. On a constant currency basis, our total revenue increased $190 million, or 15.2%. The increase is attributable to increased retail and wholesale revenues throughout the Americas and EMEA, partially offset by decreased revenues in Greater China due to COVID-19 related disruptions, for each of our brands.
Gross Profit
Gross profit increased $45 million, or 5.3%, to $901 million for the three months ended July 2, 2022, compared to $856 million for the three months ended June 26, 2021, which included net unfavorable foreign currency effects of $58 million. Gross profit as a percentage of total revenue was 66.3% and 68.3% for the three months ended July 2, 2022 and June 26, 2021, respectively. Our gross profit margin decreased primarily due to increased supply chain costs and unfavorable regional sales mix for the three months ended July 2, 2022, as compared to the three months ended June 26, 2021.
Total Operating Expenses
Total operating expenses increased $72 million, or 12.0%, to $670 million for the three months ended July 2, 2022, compared to $598 million for the three months ended June 26, 2021. Our operating expenses included a net favorable foreign currency impact of approximately $46 million. Total operating expenses increased to 49.3% as a percentage of total revenue for the three months ended July 2, 2022, compared to 47.7% for the three months ended June 26, 2021. The components that comprise total operating expenses are explained below.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $77 million, or 14.1%, to $622 million for the three months ended July 2, 2022, compared to $545 million for the three months ended June 26, 2021, primarily due to increased retail store and e-commerce expenses from higher revenue and higher corporate costs for the three months ended July 2, 2022.
Selling, general, and administrative expenses as a percentage of total revenue increased to 45.7% for the three months ended July 2, 2022, compared to 43.5% for the three months ended June 26, 2021, primarily due to increased retail store, e-commerce and marketing costs as a percentage of revenue for the three months ended July 2, 2022, as compared to the three months ended June 26, 2021.
Unallocated corporate expenses, which are included within selling, general and administrative expenses discussed above, but are not directly attributable to a reportable segment, increased $19 million, or 46.3%, to $60 million for the three months ended July 2, 2022 as compared to $41 million for the three months ended June 26, 2021, primarily due to an increase in professional fees related to the ongoing ERP system implementation and Capri transformation projects.
Depreciation and Amortization
Depreciation and amortization decreased $5 million, or 10.0%, to $45 million for the three months ended July 2, 2022, compared to $50 million for the three months ended June 26, 2021. As a percentage of total revenue, depreciation and amortization decreased to 3.3% for the three months ended July 2, 2022, compared to 4.0% for the three months ended June 26, 2021. The decrease in depreciation and amortization expense was primarily attributable to lower depreciation due to lower capital expenditures in Fiscal 2022 and Fiscal 2021.
Restructuring and Other Charges
For the three months ended July 2, 2022, we recognized restructuring and other charges of $3 million, which primarily related to equity awards associated with the acquisition of Versace. See Note 8 to the accompanying consolidated financial statements for additional information.
For the three months ended June 26, 2021, we recognized restructuring and other charges of $3 million, which included other costs of $6 million primarily related to equity awards associated with the acquisition of Versace, partially offset by $3 million of gains related to our Capri Retail Store Optimization Program.
Restructuring and other charges are not evaluated as part of our reportable segments’ results (See Segment Information above for additional information).
Income from Operations
As a result of the foregoing, income from operations decreased $27 million, to $231 million for three months ended July 2, 2022, compared to $258 million for the three months ended June 26, 2021. Income from operations as a percentage of total revenue decreased to 17.0% for the three months ended July 2, 2022, compared to 20.6% for the three months ended June 26, 2021. See Segment Information above for a reconciliation of our segment operating income to total operating income.
Interest (Income) Expense, net
For the three months ended July 2, 2022, we recognized $4 million of interest income compared to $1 million of interest expense for the three months ended June 26, 2021. The $5 million improvement in interest (income) expense, net, is primarily due to more favorable interest rates on our net investment hedges in the current year and an increase of interest income from higher average notional amounts outstanding, partially offset by an increase in interest expense attributable to higher average borrowings outstanding (see Note 9 and Note 12 to the accompanying consolidated financial statements for additional information).
Foreign Currency Loss
For the three months ended July 2, 2022 and June 26, 2021, we recognized a net foreign currency loss of $4 million and $1 million, respectively, primarily attributable to intercompany transactions among our subsidiaries.

Provision for Income Taxes

The provision for income taxes was $28 million for the three months ended July 2, 2022, compared to $37 million for the three months ended June 26, 2021. Our effective tax rates were 12.1% and 14.5% for the three months ended July 2, 2022 and June 26, 2021, respectively. The decrease in our effective tax rate was primarily related to the revaluation of net deferred tax liabilities as a result of the tax rate change in the United Kingdom during the prior year, partially offset by a higher tax rate due to the unfavorable geographic mix of earnings. See Note 15 to the accompanying consolidated financial statements for additional information regarding the effective tax rate for the current fiscal year quarter.
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
Net Income Attributable to Noncontrolling Interest
For the three months ended July 2, 2022, we recorded net income of $2 million and for the three months ended June 26, 2021, we recorded an immaterial net income, attributable to the noncontrolling interest in our joint ventures. These amounts represent the share of income that is not attributable to the Company.

Net Income Attributable to Capri
As a result of the foregoing, our net income decreased $18 million to $201 million for the three months ended July 2, 2022, compared to a net income of $219 million for the three months ended June 26, 2021.
Segment Information
Versace

	Three Months Ended			% Change
(dollars in millions)	July 2, 2022	June 26, 2021	$ Change	As Reported	Constant Currency
Revenues	$275	$240	$35	14.6%	29.6%
Income from operations	52	48	4	8.3%
Operating margin	18.9%	20.0%
Revenues
Versace revenues increased $35 million, or 14.6%, to $275 million for the three months ended July 2, 2022, compared to $240 million for the three months ended June 26, 2021, which included unfavorable foreign currency effects of $36 million. On a constant currency basis, revenue increased $71 million, or 29.6%, primarily attributable to increased retail revenue and higher wholesale shipments in the Americas and EMEA, partially offset by decreased revenues in Greater China due to COVID-19 related disruptions.
Income from Operations
For the three months ended July 2, 2022, Versace recorded income from operations of $52 million, compared to $48 million for the three months ended June 26, 2021. Operating margin decreased from 20.0% for the three months ended June 26, 2021, to 18.9% for the three months ended July 2, 2022, primarily due to unfavorable regional sales mix and investments in marketing and advertising.

Jimmy Choo

	Three Months Ended			% Change
(dollars in millions)	July 2, 2022	June 26, 2021	$ Change	As Reported	Constant Currency
Revenues	$172	$142	$30	21.1%	30.3%
Income from operations	19	11	8	72.7%
Operating margin	11.0%	7.7%
Revenues
Jimmy Choo revenues increased $30 million, or 21.1%, to $172 million for the three months ended July 2, 2022, compared to $142 million for the three months ended June 26, 2021, which included unfavorable foreign currency effects of $13 million. On a constant currency basis, revenue increased $43 million, or 30.3%, primarily attributable to increased retail revenue in the Americas and EMEA.
Income from Operations
For the three months ended July 2, 2022, Jimmy Choo recorded income from operations of $19 million, compared to $11 million for the three months ended June 26, 2021. Operating margin increased from 7.7% for the three months ended June 26, 2021 to 11.0% for the three months ended July 2, 2022, primarily due to leveraging of operating expenses on higher revenue.
Michael Kors

	Three Months Ended			% Change
(dollars in millions)	July 2, 2022	June 26, 2021	$ Change	As Reported	Constant Currency
Revenues	$913	$871	$42	4.8%	8.7%
Income from operations	222	240	(18)	(7.5)%
Operating margin	24.3%	27.6%
Revenues
Michael Kors revenues increased $42 million, or 4.8%, to $913 million for the three months ended July 2, 2022, compared to $871 million for the three months ended June 26, 2021, which included unfavorable foreign currency effects of $34 million. On a constant currency basis, revenue increased $76 million, or 8.7%, primarily due to higher wholesale shipments and increased retail revenue in the Americas and EMEA, partially offset by decreased revenue in Greater China due to the impact of COVID-19 related disruptions.
Income from Operations
For the three months ended July 2, 2022, Michael Kors recorded income from operations of $222 million, compared to $240 million for the three months ended June 26, 2021. Operating margin decreased from 27.6% for the three months ended June 26, 2021, to 24.3% for the three months ended July 2, 2022, primarily due to increased supply chain costs.

Liquidity and Capital Resources
Liquidity
Our primary sources of liquidity are the cash flows generated from operations, along with borrowings available under our credit facilities (see below discussion regarding “Revolving Credit Facilities”) and available cash and cash equivalents. Our primary use of this liquidity is to fund the ongoing cash requirements, including our working capital needs and capital investments in our business, debt repayments, acquisitions, returns of capital, including share repurchases and other corporate activities. We believe that the cash generated from operations, together with borrowings available under our revolving credit facilities and available cash and cash equivalents, will be sufficient to meet our working capital needs for the next 12 months and beyond, including investments made and expenses incurred in connection with our store growth plans, investments in corporate and distribution facilities, continued systems development, e-commerce and marketing initiatives. We spent $36 million on capital expenditures during the three months ended July 2, 2022.
The following table sets forth key indicators of our liquidity and capital resources (in millions):

	As of
	July 2, 2022	April 2, 2022
Balance Sheet Data:
Cash and cash equivalents	$221	$169
Working capital	$467	$325
Total assets	$7,610	$7,480
Short-term debt	$37	$29
Long-term debt	$1,382	$1,131

	Three Months Ended
	July 2, 2022	June 26, 2021
Cash Flows Provided By (Used In):
Operating activities	$137	$204
Investing activities	$30	$(23)
Financing activities	$(50)	$(55)
Effect of exchange rate changes	$(65)	$(2)
Net increase in cash and cash equivalents	$52	$124
Cash Provided by Operating Activities
Net cash provided by operating activities decreased $67 million to $137 million during the three months ended July 2, 2022, as compared to $204 million for the three months ended June 26, 2021, as a result of a decrease in our net income after non-cash adjustments and decreases related to changes in our working capital. The decreases related to the changes in our working capital are primarily attributable to an increase in our inventory levels partially offset by fluctuations in the timing of payments and receipts when compared to the prior year.
Cash Provided by Investing Activities
Net cash provided by investing activities was $30 million during the three months ended July 2, 2022, as compared to net cash used in investing activities of $23 million during the three months ended June 26, 2021. The increase in net cash provided by investing activities were primarily attributable to the settlement of certain net investment hedges of $66 million during the three months ended July 2, 2022 partially offset by higher capital expenditures of $13 million compared to prior year.
Cash Used in Financing Activities
Net cash used in financing activities was $50 million during the three months ended July 2, 2022, as compared to $55 million during the three months ended June 26, 2021. The decrease of cash used in financing activities of $5 million was primarily attributable to a decrease in net debt repayments of $271 million, partially offset by a $253 million increase in cash payments to repurchase our ordinary shares compared to prior year.

Debt Facilities
The following table presents a summary of our borrowing capacity and amounts outstanding as of July 2, 2022 and April 2, 2022 (in millions):

	As of
	July 2, 2022	April 2, 2022
Senior Unsecured Revolving Credit Facility:
Revolving Credit Facility (excluding up to a $500 million accordion feature) (1)
Total availability	$1,500	$1,000
Borrowings outstanding (2)	922	175
Letter of credit outstanding	21	21
Remaining availability	$557	$804

Term Loan Facility ($1.6 billion)
Borrowings outstanding, net of debt issuance costs (2)	$—	$495

Senior Notes due 2024
Borrowings outstanding, net of debt issuance costs and discount amortization (3)	$448	$448

Other Borrowings (4)	$49	$42

Hong Kong Uncommitted Credit Facility:
Total availability (100 million and 80 million Hong Kong Dollars) (5)	$13	$10
Borrowings outstanding	—	—
Remaining availability (100 million and 80 million Hong Kong Dollars)	$13	$10

China Uncommitted Credit Facility:
Total availability (75 million and 45 million Chinese Yuan) (5)	$11	$7
Borrowings outstanding	—	—
Total and remaining availability (75 million and 45 million Chinese Yuan)	$11	$7

Japan Credit Facility:
Total availability (1.0 billion Japanese Yen)	$7	$8
Borrowings outstanding	—	—
Remaining availability (1.0 billion Japanese Yen)	$7	$8

Versace Uncommitted Credit Facilities:
Total availability (48 million Euro) (5)	$50	$52
Borrowings outstanding	—	—
Remaining availability (48 million Euro)	$50	$52

Total borrowings outstanding (1)	$1,419	$1,160
Total remaining availability	$638	$881

(1)The financial covenant in our 2022 Credit Facility requires us to comply with the quarterly maximum net leverage ratio test of 4.00 to 1.0. As of July 2, 2022 and April 2, 2022, we were in compliance with all covenants related to our agreements then in effect governing our debt. See Note 9 to the accompanying consolidated financial statements for additional information.
(2)As of July 2, 2022, we no longer had a Term Loan Facility under our 2022 Credit Facility as it was fully repaid. As of April 2, 2022, all amounts are recorded as long-term debt in our consolidated balance sheets.
(3)As of July 2, 2022 and April 2, 2022, all amounts are recorded as long-term debt in our consolidated balance sheets.

(4)The balance as of July 2, 2022 consists of $36 million related to our supplier financing program recorded within short-term debt in our consolidated balance sheets, $10 million related to the sale of certain Versace tax receivables, with $1 million and $9 million, respectively, recorded within short-term debt and long-term debt in our consolidated balance sheets and $3 million of other loans recorded as long-term debt in our consolidated balance sheets. The balance as of April 2, 2022 consists of $21 million related to our supplier finance program recorded within short-term debt in our consolidated balance sheets, $18 million related to the sale of certain Versace tax receivables, with $8 million and $10 million, respectively, recorded within short-term debt and long-term debt in our consolidated balance sheets and $3 million of other loans recorded as long-term debt in our consolidated balance sheets.
(5)The balance as of July 2, 2022 and April 2, 2022 represents the total availability of the credit facility, which excludes bank guarantees.
We believe that our 2022 Credit Facility is adequately diversified with no undue concentration in any one financial institution. As of July 2, 2022, there were 17 financial institutions participating in the facility, with none maintaining a maximum commitment percentage in excess of 10%. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the 2022 Credit Facility.
See Note 9 in the accompanying financial statements and Note 11 in our Fiscal 2022 Annual Report on Form 10-K for detailed information relating to our credit facilities and debt obligations.
Share Repurchase Program
The following table presents our ordinary share repurchases during the three months ended July 2, 2022 and June 26, 2021 (dollars in millions):

	Three Months Ended
	July 2, 2022	June 26, 2021
Cost of shares repurchased under share repurchase program	$300	$50
Fair value of shares withheld to cover tax obligations for vested restricted share awards	12	9
Total cost of treasury shares repurchased	$312	$59

Shares repurchased under share repurchase program	6,120,174	921,080
Shares withheld to cover tax withholding obligations	265,311	167,070
	6,385,485	1,088,150

During the first quarter of Fiscal 2022, we reinstated our $500 million share repurchase program, which was previously suspended during the first quarter of Fiscal 2021 in response to the impact of the COVID-19 pandemic and the provisions of the 2018 Credit Facility.

Subsequently, on November 3, 2021, we announced that our Board of Directors had terminated our existing $500 million share repurchase program (the “Prior Plan”), with $250 million of availability remaining, and authorized a new share repurchase program (the “Fiscal 2022 Plan”) pursuant to which we may, from time to time, repurchase up to $1.0 billion of our outstanding ordinary shares within a period of two years from the effective date of the program.

On June 1, 2022, we announced that our Board of Directors has terminated our Fiscal 2022 Plan, with $500 million of availability remaining, and authorized a new share repurchase program (the “Fiscal 2023 Plan”) pursuant to which we may, from time to time, repurchase up to $1.0 billion of our outstanding ordinary shares within period of two years from the effective date of the program. Share repurchases may be made in open market or privately negotiated transactions, subject to market conditions, applicable legal requirements, trading restrictions under our insider trading policy and other relevant factors. The program may be suspended or discontinued at any time.
See Note 13 to the accompanying consolidated financial statements for additional information.

Contractual Obligations and Commercial Commitments
Please refer to the “Contractual Obligations and Commercial Commitments” disclosure within the “Liquidity and Capital Resources” section of our Fiscal 2022 Form 10-K for a detailed disclosure of our other contractual obligations and commitments as of April 2, 2022.
Off-Balance Sheet Arrangements
We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. Our off-balance sheet commitments relating to our outstanding letters of credit were $35 million at July 2, 2022, including $14 million in letters of credit issued outside of the 2022 Credit Facility. In addition, as of July 2, 2022, bank guarantees of approximately $34 million were supported by our various credit facilities. We do not have any other off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.
Recent Accounting Pronouncements
See Note 2 to the accompanying interim consolidated financial statements for recently issued accounting standards, which may have an impact on our financial statements and/or disclosures upon adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks during the normal course of our business, such as risk arising from fluctuations in foreign currency exchange rates, as well as fluctuations in interest rates. In order to manage these risks, we employ certain strategies to mitigate the effect of these fluctuations. We enter into foreign currency forward contracts to manage our foreign currency exposure to the fluctuations of certain foreign currencies. The use of these instruments primarily helps manage our exposure to foreign purchase commitments and better control product costs. We do not use derivatives for trading or speculative purposes.
Foreign Currency Exchange Risk
Forward Foreign Currency Exchange Contracts
We are exposed to risks on certain purchase commitments to foreign suppliers based on the value of our purchasing subsidiaries’ local currency relative to the currency requirement of the supplier on the date of the commitment. As such, we enter into forward foreign currency exchange contracts that generally mature in 12 months or less and are consistent with the related purchase commitments, to manage our exposure to the changes in the value of the Euro and the Canadian Dollar. These contracts are recorded at fair value in our consolidated balance sheets as either an asset or liability, and are derivative contracts to hedge cash flow risks. Certain of these contracts are designated as hedges for hedge accounting purposes, while certain of these contracts are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of the majority of these contracts at the balance sheet date are recorded in equity as a component of accumulated other comprehensive income, and upon maturity (settlement) are recorded in, or reclassified into, our cost of goods sold, in our consolidated statements of operations and comprehensive income, as applicable to the transactions for which the forward foreign currency exchange contracts were established.
We perform a sensitivity analysis on our forward currency contracts, both designated and not designated as hedges for accounting purposes, to determine the effects of fluctuations in foreign currency exchange rates. For this sensitivity analysis, we assume a hypothetical change in the U.S. Dollar against foreign exchange rates. Based on all foreign currency exchange contracts outstanding as of July 2, 2022, a 10% appreciation or devaluation of the U.S. Dollar compared to the level of foreign currency exchange rates for currencies under contract as of July 2, 2022, would result in a net increase and decrease, respectively, of approximately $10 million in the fair value of these contracts.
Net Investment Hedges
We are exposed to adverse foreign currency exchange rate movements related to our net investment hedges. As of July 2, 2022, we have multiple fixed to fixed cross-currency swap agreements with aggregate notional amounts of $4 billion to hedge our net investment in Euro-denominated subsidiaries and $194 million to hedge our net investments in Japanese Yen-denominated subsidiaries against future volatility in the exchange rates between the U.S. Dollar and these currencies. Under the term of these contracts, we will exchange the semi-annual fixed rate payments on United States denominated debt for fixed rate payments of 0% to 2.872% in Euros and 1.061% to 2.858% in Japanese Yen. Based on the net investment hedges outstanding as of July 2, 2022, a 10% appreciation or devaluation of the U.S. Dollar compared to the level of foreign currency exchange rates for currencies under contract as of July 2, 2022, would result in a net increase or decrease, respectively, of approximately $394 million in the fair value of these contracts. These contracts have maturity dates between March 2024 and February 2051. In addition, certain other contracts are supported by a credit support annex (“CSA”) which provides for collateral exchange with the earliest effective date being May 2027. If the outstanding position of a contract exceeds a certain threshold governed by the aforementioned CSA’s, either party is required to post cash collateral.
Interest Rate Risk
We are exposed to interest rate risk in relation to borrowings outstanding under our 2022 Credit Facility, our Hong Kong Credit Facility, our Japan Credit Facility and our Versace Credit Facilities. Our 2022 Credit Facility carries interest rates that are tied to the prime rate and other institutional lending rates (depending on the particular origination of borrowing), as further described in Note 9 to the accompanying consolidated financial statements. Our Hong Kong Credit Facility carries interest at a rate that is tied to the Hong Kong Interbank Offered Rate. Our China Credit Facility carries interest at a rate that is tied to the People’s Bank of China’s Benchmark lending rate. Our Japan Credit Facility carries interest at a rate posted by the Mitsubishi UFJ Financial Group. Our Versace Credit Facility carries interest at a rate set by the bank on the date of borrowing that is tied to the European Central Bank. Therefore, our consolidated statements of operations and comprehensive income and cash flows are exposed to changes in those interest rates. At July 2, 2022, we had $922 million borrowings outstanding under our 2022 Credit Facility and no borrowings outstanding under our Versace Credit Facilities. At April 2, 2022, we had $175 million borrowings outstanding under our 2018 Credit Facility, $495 million, net of debt issuance costs, outstanding under our 2018 Term Loan Facility and no borrowings outstanding under our Versace Credit Facilities. These balances are not indicative of future balances that may be outstanding under our revolving credit facilities that may be subject to fluctuations in interest rates. Any increases in the applicable interest rate(s) would cause an increase to the interest expense relative to any outstanding balance at that date.
Credit Risk
As of July 2, 2022, our $450 million Senior Notes, due in 2024, bear interest at a fixed rate equal to 4.250% per year, payable semi-annually. Our Senior Notes interest rate payable may be subject to adjustments from time to time if either Moody’s or S&P (or a substitute rating agency), downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the Senior Notes.
On an overall basis, our exposure to market risk has not significantly changed from what we reported in our Annual Report on Form 10-K. The COVID-19 pandemic does present new and emerging uncertainty to the financial markets. See Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 2, 2022 for additional information.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) as of July 2, 2022. This evaluation was performed based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), the 2013 Framework. Based on this assessment, our CEO and CFO concluded that our disclosure controls and procedures as of July 2, 2022 are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
Except as discussed below, there have been no changes in our internal control over financial reporting during the three months ended July 2, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We are currently undertaking a major, multi-year ERP implementation to upgrade our information technology platforms and systems worldwide. The implementation is occurring in phases over several years. We have launched the Michael Kors finance functionality of the ERP system in North America in the first quarter of Fiscal 2023.
As a result of this multi-year implementation, we expect certain changes to our processes and procedures, which in turn, could result in changes to our internal control over financial reporting. While we expect this implementation to strengthen our internal control over financial reporting by automating certain manual processes and standardizing business processes and reporting across our organization, we will continue to evaluate and monitor our internal control over financial reporting as processes and procedures in the affected areas evolve. See Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 2, 2022 for additional information.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are involved in various routine legal proceedings incident to the ordinary course of our business. We believe that the outcome of all pending legal proceedings, in the aggregate, will not have a material adverse effect on our business, results of operations and financial condition.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 2, 2022, which could materially and adversely affect our business, financial condition or future results. These risks are not the only risks that we face. Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
The following table provides information of the Company’s ordinary shares repurchased or withheld during the three months ended July 2, 2022:

	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Remaining Dollar Value of Shares That May Be Purchased Under the Programs (in millions) (1)
April 3 – April 30	—	$—	—	$500
May 1 – May 28	—	$—	—	$500
May 29 – July 2	6,385,485	$48.91	6,120,174	$700
	6,385,485		6,120,174

(1)On June 1, 2022, the Company announced that its Board of Directors has terminated the Company’s existing $1.0 billion share repurchase program (the Fiscal 2022 Plan), which had $500 million of availability remaining, and authorized a new share repurchase program (the Fiscal 2023 Plan) pursuant to which the Company may, from time to time, repurchase up to $1.0 billion of its outstanding ordinary shares within a period of two years from the effective date of the program. The Company continues to have in place a “withhold to cover” repurchase program, which allows the Company to withhold ordinary shares from certain executive officers and directors to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards.

ITEM 6. EXHIBITS
a. Exhibits
Please refer to the accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 9, 2022.

CAPRI HOLDINGS LIMITED

By:	/s/ John D. Idol
Name:	John D. Idol
Title:	Chairman & Chief Executive Officer

By:	/s/ Thomas J. Edwards, Jr.
Name:	Thomas J. Edwards, Jr.
Title:	Executive Vice President, Chief Financial Officer and Chief Operating Officer

INDEX TO EXHIBITS

Exhibit No.	Description

10.1
Revolving Credit Agreement dated as of July 1, 2022 among Capri Holdings Limited, Michael Kors (USA), Inc., the foreign subsidiary borrowers party thereto, the guarantors party thereto, the financial institutions party thereto as lenders and issuing banks and JPMorgan Chase Bank, N.A., as administrative agent (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35368), filed on July 1, 2022 and incorporated herein by reference.

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

101.1
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2022 formatted in Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.