Form 10-Q
period 2022-10-01
Capri Holdings Ltd
filed 2022-11-09
CIK 1530721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2022
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
As of November 2, 2022, Capri Holdings Limited had 128,793,146 ordinary shares outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	October 1, 2022	April 2, 2022
Assets
Current assets
Cash and cash equivalents	$215	$169
Receivables, net	441	434
Inventories, net	1,180	1,096
Prepaid expenses and other current assets	249	192
Total current assets	2,085	1,891
Property and equipment, net	470	476
Operating lease right-of-use assets	1,333	1,358
Intangible assets, net	1,634	1,847
Goodwill	1,256	1,418
Deferred tax assets	228	240
Other assets	196	250
Total assets	$7,202	$7,480
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$370	$555
Accrued payroll and payroll related expenses	117	165
Accrued income taxes	68	52
Short-term operating lease liabilities	396	414
Short-term debt	15	29
Accrued expenses and other current liabilities	312	351
Total current liabilities	1,278	1,566
Long-term operating lease liabilities	1,387	1,467
Deferred tax liabilities	513	432
Long-term debt	1,585	1,131
Other long-term liabilities	296	326
Total liabilities	5,059	4,922
Commitments and contingencies
Shareholders’ equity
Ordinary shares, no par value; 650,000,000 shares authorized; 223,706,873 shares issued and 131,088,991 outstanding at October 1, 2022; 221,967,599 shares issued and 142,806,269 outstanding at April 2, 2022	—	—
Treasury shares, at cost (92,617,882 shares at October 1, 2022 and 79,161,330 shares at April 2, 2022)	(4,650)	(3,987)
Additional paid-in capital	1,311	1,260
Accumulated other comprehensive (loss) income	(35)	194
Retained earnings	5,517	5,092
Total shareholders’ equity of Capri	2,143	2,559
Noncontrolling interest	—	(1)
Total shareholders’ equity	2,143	2,558
Total liabilities and shareholders’ equity	$7,202	$7,480

See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 1, 2022	September 25, 2021	October 1, 2022	September 25, 2021
Total revenue	$1,412	$1,300	$2,772	$2,553
Cost of goods sold	461	416	920	813
Gross profit	951	884	1,852	1,740
Selling, general and administrative expenses	642	599	1,264	1,144
Depreciation and amortization	43	49	88	99
Impairment of assets	11	33	11	33
Restructuring and other charges	3	8	6	11
Total operating expenses	699	689	1,369	1,287
Income from operations	252	195	483	453
Other income, net	(1)	(2)	(1)	(2)
Interest expense (income), net	5	(5)	1	(4)
Foreign currency (gain) loss	(11)	4	(7)	5
Income before income taxes	259	198	490	454
Provision (benefit) for income taxes	35	(2)	63	35
Net income	224	200	427	419
Less: Net income attributable to noncontrolling interest	—	—	2	—
Net income attributable to Capri	$224	$200	$425	$419

Weighted average ordinary shares outstanding:
Basic	136,037,449	151,859,760	138,975,518	151,604,916
Diluted	137,051,575	154,219,249	140,392,780	154,563,532
Net income per ordinary share attributable to Capri:
Basic	$1.64	$1.31	$3.06	$2.76
Diluted	$1.63	$1.30	$3.03	$2.71

Statements of Comprehensive Income:
Net income	$224	$200	$427	$419
Foreign currency translation adjustments	(125)	23	(232)	113
Net gain on derivatives	1	4	3	4
Comprehensive income	100	227	198	536
Less: Net income attributable to noncontrolling interest	—	—	2	—
Less: Foreign currency translation adjustments attributable to noncontrolling interest	—	—	—	(1)
Comprehensive income attributable to Capri	$100	$227	$196	$537

See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except share data which is in thousands)
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity of Capri	Non-controlling Interest	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at July 2, 2022	223,504	$—	$1,294	(85,547)	$(4,299)	$89	$5,293	$2,377	$1	$2,378
Net income	—	—	—	—	—	—	224	224	—	224
Other comprehensive loss	—	—	—	—	—	(124)	—	(124)	—	(124)
Total comprehensive income	—	—	—	—	—	—	—	100	—	100
Vesting of restricted awards, net of forfeitures	199	—	—	—	—	—	—	—	—	—
Exercise of employee share options	4	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	16	—	—	—	—	16	—	16
Repurchase of ordinary shares	—	—	—	(7,071)	(351)	—	—	(351)	—	(351)
Other	—	—	1	—	—	—	—	1	(1)	—
Balance at October 1, 2022	223,707	$—	$1,311	(92,618)	$(4,650)	$(35)	$5,517	$2,143	$—	$2,143

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity of Capri	Non-controlling Interest	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at April 2, 2022	221,967	$—	$1,260	(79,161)	$(3,987)	$194	$5,092	$2,559	$(1)	$2,558
Net income	—	—	—	—	—	—	425	425	2	427
Other comprehensive loss	—	—	—	—	—	(229)	—	(229)	—	(229)
Total comprehensive income	—	—	—	—	—	—	—	196	2	198
Vesting of restricted awards, net of forfeitures	1,619	—	—	—	—	—	—	—	—	—
Exercise of employee share options	121	—	6	—	—	—	—	6	—	6
Share-based compensation expense	—	—	44	—	—	—	—	44	—	44
Repurchase of ordinary shares	—	—	—	(13,457)	(663)	—	—	(663)	—	(663)
Other	—	—	1	—	—	—	—	1	(1)	—
Balance at October 1, 2022	223,707	$—	$1,311	(92,618)	$(4,650)	$(35)	$5,517	$2,143	$—	$2,143

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except share data which is in thousands)
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Income	Retained Earnings	Total Equity of Capri	Non-controlling Interest	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at June 26, 2021	220,974	$—	$1,201	(69,031)	$(3,385)	$147	$4,489	$2,452	$(2)	$2,450
Net income	—	—	—	—	—	—	200	200	—	200
Other comprehensive income	—	—	—	—	—	27	—	27	—	27
Total comprehensive income	—	—	—	—	—	—	—	227	—	227
Vesting of restricted awards, net of forfeitures	199	—	—	—	—	—	—	—	—	—
Exercise of employee share options	123	—	4	—	—	—	—	4	—	4
Share-based compensation expense	—	—	20	—	—	—	—	20	—	20
Repurchase of ordinary shares	—	—	—	(1,818)	(101)	—	—	(101)	—	(101)
Balance at September 25, 2021	221,296	$—	$1,225	(70,849)	$(3,486)	$174	$4,689	$2,602	$(2)	$2,600

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Income	Retained Earnings	Total Equity of Capri	Non-controlling Interest	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at March 27, 2021	219,223	$—	$1,158	(67,943)	$(3,326)	$56	$4,270	$2,158	$(1)	$2,157
Net income	—	—	—	—	—	—	419	419	—	419
Other comprehensive income (loss)	—	—	—	—	—	118		118	(1)	117
Total comprehensive income (loss)	—	—	—	—	—	—	—	537	(1)	536
Vesting of restricted awards, net of forfeitures	1,790	—	—	—	—	—	—	—	—	—
Exercise of employee share options	283	—	11	—	—	—	—	11	—	11
Share-based compensation expense	—	—	56	—	—	—	—	56	—	56
Repurchase of ordinary shares	—	—	—	(2,906)	(160)	—	—	(160)	—	(160)
Balance at September 25, 2021	221,296	$—	$1,225	(70,849)	$(3,486)	$174	$4,689	$2,602	$(2)	$2,600

See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	October 1, 2022	September 25, 2021
Cash flows from operating activities
Net income	$427	$419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88	99
Share-based compensation expense	44	56
Deferred income taxes	(1)	(27)
Impairment of assets	11	33
Changes to lease related balances, net	(54)	(67)
Foreign currency loss (gain)	11	(7)
Other non-cash adjustments	3	(1)
Change in assets and liabilities:
Receivables, net	(38)	15
Inventories, net	(170)	(133)
Prepaid expenses and other current assets	(66)	(12)
Accounts payable	(151)	(8)
Accrued expenses and other current liabilities	(33)	20
Other long-term assets and liabilities	(32)	9
Net cash provided by operating activities	39	396
Cash flows from investing activities
Capital expenditures	(86)	(48)
Settlement of net investment hedges	409	—
Net cash provided by (used in) investing activities	323	(48)
Cash flows from financing activities
Debt borrowings	2,797	159
Debt repayments	(2,345)	(360)
Debt issuance costs	(4)	—
Repurchase of ordinary shares	(663)	(160)
Exercise of employee share options	6	11
Other financing activities	—	8
Net cash used in financing activities	(209)	(342)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(106)	(3)
Net increase in cash, cash equivalents and restricted cash	47	3
Beginning of period	172	234
End of period	$219	$237
Supplemental disclosures of cash flow information
Cash paid for interest	$28	$22
Net cash paid for income taxes	$80	$28
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$43	$16
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
The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned or controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The interim consolidated financial statements as of October 1, 2022 and for the three and six months ended October 1, 2022 and September 25, 2021 are unaudited. The Company consolidates the results of its Versace business on a one-month lag, as consistent with prior periods. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with U.S. GAAP. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended April 2, 2022, as filed with the Securities and Exchange Commission on June 1, 2022, in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full fiscal year.

The Company utilizes a 52- to 53-week fiscal year and the term “Fiscal Year” or “Fiscal” refers to that 52- or 53-week period. The results for the three and six months ended October 1, 2022 and September 25, 2021 are based on 13-week and 26-week periods, respectively. The Company’s Fiscal Year 2023 is a 52-week period ending April 1, 2023.

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
Cash, Cash Equivalents and Restricted Cash
All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Included in the Company’s cash and cash equivalents as of October 1, 2022 and April 2, 2022 are credit card receivables of $25 million and $18 million, respectively, which generally settle within two to three business days.

A reconciliation of cash, cash equivalents and restricted cash as of October 1, 2022 and April 2, 2022 from the consolidated balance sheets to the consolidated statements of cash flows is as follows (in millions):

	October 1, 2022	April 2, 2022
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$215	$169
Restricted cash included within prepaid expenses and other current assets	4	3
Total cash, cash equivalents and restricted cash shown on the consolidated statements of cash flows	$219	$172
Inventories, net
Inventories primarily consist of finished goods with the exception of raw materials and work in process inventory. The combined total of raw materials and work in process inventory, net, recorded on the Company’s consolidated balance sheets was $39 million and $31 million as of October 1, 2022 and April 2, 2022, respectively.
Derivative Financial Instruments
Forward Foreign Currency Exchange Contracts
The Company uses forward foreign currency exchange contracts to manage its exposure to fluctuations in foreign currency for certain transactions. The Company, in its normal course of business, enters into transactions with foreign suppliers and seeks to minimize risks related to these transactions. The Company employs these contracts to hedge the Company’s cash flows as they relate to foreign currency transactions. Certain of these contracts are designated as hedges for accounting purposes, while others remain undesignated. All of the Company’s derivative instruments are recorded in the Company’s consolidated balance sheets at fair value on a gross basis, regardless of their hedge designation.
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
Net Investment Hedges
The Company also uses fixed-to-fixed cross currency swap agreements to hedge its net investments in foreign operations against future volatility in the exchange rates between the U.S. Dollars and the associated foreign currencies. The Company has elected the spot method of designating these contracts under Accounting Standards Update (“ASU”) 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”, and has designated these contracts as net investment hedges. The net gain or loss on the net investment hedge is reported within foreign currency translation gains and losses (“CTA”), as a component of accumulated other comprehensive (loss) income on the Company’s consolidated balance sheets. Interest accruals and coupon payments are recognized directly in interest expense (income), net, in the Company’s consolidated statements of operations and comprehensive income. Upon discontinuation of a hedge, all previously recognized amounts remain in CTA until the net investment is sold, diluted or liquidated.
Leases

The Company leases retail stores, office space and warehouse space under operating lease agreements that expire at various dates through September 2043. The Company’s leases generally have terms of up to 10 years, generally require a fixed annual rent and may require the payment of additional rent if store sales exceed a negotiated amount. Although most of the Company’s equipment is owned, the Company has limited equipment leases that expire on various dates through September 2026. The Company acts as sublessor in certain leasing arrangements, primarily related to closed stores from previous restructuring activities. Fixed sublease payments received are recognized on a straight-line basis over the sublease term. The Company determines the sublease term based on the date it provides possession to the subtenant through the expiration date of the sublease.

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
The following table presents the Company’s supplemental cash flow information related to leases (in millions):

	Six Months Ended
	October 1, 2022	September 25, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases (1)	$248	$257

(1)Operating cash flows used in operating leases for the six months ended September 25, 2021 excluded $5 million of deferred rent payments due to the COVID-19 pandemic.
During the three and six months ended October 1, 2022, the Company recorded sublease income of $3 million and $5 million, respectively, within selling, general and administrative expenses. During the three and six months ended September 25, 2021, the Company recorded $2 million and $4 million, respectively, within restructuring and other charges for stores relating to our restructuring plan and selling, general and administrative expenses for all other locations. During the three and six months ended October 1, 2022, the Company recorded $3 million and $5 million, respectively, of rent concessions negotiated in connection with the impact of COVID-19 as if it were contemplated as part of the existing contract. During the three and six months ended September 25, 2021, the Company recorded $3 million and $10 million, respectively, of rent concessions negotiated in connection with the impact of COVID-19 as if it were contemplated as part of the existing contract.

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
The components of the calculation of basic net income per ordinary share and diluted net income per ordinary share are as follows (in millions, except share and per share data):

	Three Months Ended		Six Months Ended
	October 1, 2022	September 25, 2021	October 1, 2022	September 25, 2021
Numerator:
Net income attributable to Capri	$224	$200	$425	$419
Denominator:
Basic weighted average shares	136,037,449	151,859,760	138,975,518	151,604,916
Weighted average dilutive share equivalents:
Share options and restricted shares/units, and performance restricted share units	1,014,126	2,359,489	1,417,262	2,958,616
Diluted weighted average shares	137,051,575	154,219,249	140,392,780	154,563,532

Basic net income per share (1)	$1.64	$1.31	$3.06	$2.76
Diluted net income per share (1)	$1.63	$1.30	$3.03	$2.71

(1)Basic and diluted net income per share are calculated using unrounded numbers.
During the three and six months ended October 1, 2022, share equivalents of 794,933 shares and 726,136 shares, respectively, have been excluded from the above calculations due to their anti-dilutive effect. Share equivalents of 415,331 shares and 513,088 shares have been excluded from the above calculations for the three and six months ended September 25, 2021, respectively, due to their anti-dilutive effect.
See Note 2 in the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 2022 for a complete disclosure of the Company’s significant accounting policies.
Recently Issued Accounting Pronouncements
Reference Rate Reform
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting” and in January 2021, issued ASU 2021-01, “Reference Rate Reform: Scope”. Both of these updates aim to ease the potential burden in accounting for reference rate reform. These updates provide optional expedients and exceptions, if certain criteria are met, for applying accounting principles generally accepted in the United States to contract modifications, hedging relationships and other transactions affected by the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). The amendments were effective upon issuance and allowed companies to adopt the amendments on a prospective basis through December 31, 2022. The Company does not expect the adoption of this standard to have a material impact on the Company’s results of operations, financial condition or cash flows based on current information.

Supplier Finance Programs
In September 2022, the FASB issued ASU 2022-04, “Disclosure of Supplier Finance Program Obligations” which makes a number of changes. The amendments require a buyer in a supplier finance program to disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period and potential magnitude. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on roll forward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on the Company's disclosures.
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
Gift Cards. The Company sells gift cards that can be redeemed for merchandise, resulting in a contract liability upon issuance. Revenue is recognized when the gift card is redeemed or upon “breakage” for the estimated portion of gift cards that are not expected to be redeemed. “Breakage” revenue is calculated under the proportional redemption methodology, which considers the historical patterns of redemption in jurisdictions where the Company is not required to remit the value of the unredeemed gift cards as unclaimed property. The contract liability related to gift cards, net of estimated “breakage”, of $14 million and $13 million as of October 1, 2022 and April 2, 2022, respectively, is included within accrued expenses and other current liabilities in the Company’s consolidated balance sheet.
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
As of October 1, 2022, contractually guaranteed minimum fees from the Company’s license agreements expected to be recognized as revenue during future periods were as follows (in millions):

Contractually Guaranteed Minimum Fees
Remainder of Fiscal 2023	$15
Fiscal 2024	30
Fiscal 2025	30
Fiscal 2026	27
Fiscal 2027	23
Fiscal 2028 and thereafter	42
Total	$167
Sales Returns
The refund liability recorded as of October 1, 2022 was $45 million, and the related asset for the right to recover returned product as of October 1, 2022 was $11 million. The refund liability recorded as of April 2, 2022 was $52 million, and the related asset for the right to recover returned product as of April 2, 2022 was $15 million.
Contract Balances
Total contract liabilities were $20 million and $30 million as of October 1, 2022 and April 2, 2022, respectively. For the three and six months ended October 1, 2022, the Company recognized $3 million and $8 million respectively, in revenue which related to contract liabilities that existed at April 2, 2022. For the three and six months ended September 25, 2021, the Company recognized $2 million and $8 million, respectively, in revenue which related to contract liabilities that existed at March 27, 2021. There were no material contract assets recorded as of October 1, 2022 and April 2, 2022.
There were no changes in historical variable consideration estimates that were materially different from actual results.

Disaggregation of Revenue
The following table presents the Company’s segment revenue disaggregated by geographic location (in millions):

	Three Months Ended		Six Months Ended
	October 1, 2022	September 25, 2021	October 1, 2022	September 25, 2021
Versace revenue - the Americas	$120	$107	$235	$194
Versace revenue - EMEA	130	118	237	205
Versace revenue - Asia	58	57	111	123
Total Versace	308	282	583	522

Jimmy Choo revenue - the Americas	43	38	97	76
Jimmy Choo revenue - EMEA	57	56	123	106
Jimmy Choo revenue - Asia	42	43	94	97
Total Jimmy Choo	142	137	314	279

Michael Kors revenue - the Americas	643	556	1,268	1,146
Michael Kors revenue - EMEA	213	214	404	379
Michael Kors revenue - Asia	106	111	203	227
Total Michael Kors	962	881	1,875	1,752

Total revenue - the Americas	806	701	1,600	1,416
Total revenue - EMEA	400	388	764	690
Total revenue - Asia	206	211	408	447
Total revenue	$1,412	$1,300	$2,772	$2,553
See Note 3 in the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 2022 for a complete disclosure of the Company’s revenue recognition policy.

4. Receivables, net
Receivables, net, consist of (in millions):

	October 1, 2022	April 2, 2022
Trade receivables (1)	$455	$461
Receivables due from licensees	38	17
	493	478
Less: allowances	(52)	(44)
Total receivables, net	$441	$434

(1)As of October 1, 2022 and April 2, 2022, $84 million and $83 million, respectively, of trade receivables were insured.
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

The Company’s allowance for credit losses is determined through analysis of periodic aging of receivables and assessments of collectibility based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers and the impact of general economic conditions. The past due status of a receivable is based on its contractual terms. Amounts deemed uncollectible are written off against the allowance when it is probable the amounts will not be recovered. Allowance for credit losses was $9 million and $10 million as of October 1, 2022 and April 2, 2022, respectively. The Company had credit losses of $1 million and $2 million for the three and six months ended October 1, 2022, respectively. The Company had immaterial credit losses for the three months ended September 25, 2021 and $(1) million for the six months ended September 25, 2021.

5. Property and Equipment, net
Property and equipment, net, consists of (in millions):

	October 1, 2022	April 2, 2022
Leasehold improvements	$549	$575
Computer equipment and software	227	212
Furniture and fixtures	207	218
Equipment	77	81
In-store shops	47	47
Building	43	48
Land	16	19
Total property and equipment, gross	1,166	1,200
Less: accumulated depreciation and amortization	(783)	(790)
Subtotal	383	410
Construction-in-progress	87	66
Total property and equipment, net	$470	$476
Depreciation and amortization of property and equipment for the three and six months ended October 1, 2022 was $31 million and $65 million, respectively. Depreciation and amortization of property and equipment was $37 million and $75 million for the three and six months ended September 25, 2021, respectively. During the three and six months ended October 1, 2022, the Company recorded $2 million in property and equipment impairment charges. During the three and six months ended September 25, 2021, the Company recorded $3 million of property and equipment impairment charges.

6. Intangible Assets and Goodwill

The following table details the carrying values of the Company’s intangible assets and goodwill (in millions):

	October 1, 2022	April 2, 2022
Definite-lived intangible assets:
Reacquired rights	$400	$400
Trademarks	23	23
Customer relationships (1)	360	414
Gross definite-lived intangible assets	783	837
Less: accumulated amortization	(235)	(228)
Net definite-lived intangible assets	548	609

Indefinite-lived intangible assets:
Jimmy Choo brand (2)	273	321
Versace brand (1)	813	917
Net indefinite-lived intangible assets	1,086	1,238

Total intangible assets, excluding goodwill	$1,634	$1,847

Goodwill (3)	$1,256	$1,418

(1)The change in the carrying value since April 2, 2022 reflects the impact of foreign currency translation.
(2)Includes accumulated impairment of $249 million as of October 1, 2022 and April 2, 2022. The change in the carrying value since April 2, 2022 reflects the impact of foreign currency translation.
(3)Includes accumulated impairment of $265 million related to the Jimmy Choo reporting units as of October 1, 2022 and April 2, 2022. The change in the carrying value since April 2, 2022 reflects the impact of foreign currency translation.
Amortization expense for the Company’s definite-lived intangible assets for the three and six months ended October 1, 2022 was $12 million and $23 million, respectively. Amortization expense for the Company’s definite-lived intangible asset for the three and six months ended September 25, 2021 was $12 million and $24 million, respectively.

7. Current Assets and Current Liabilities
Prepaid expenses and other current assets consist of the following (in millions):

	October 1, 2022	April 2, 2022
Prepaid taxes	$132	$86
Prepaid contracts	24	15
Other accounts receivables	12	17
Prepaid insurance	10	2
Interest receivable related to net investment hedges	1	13
Other	70	59
Total prepaid expenses and other current assets	$249	$192

Accrued expenses and other current liabilities consist of the following (in millions):

	October 1, 2022	April 2, 2022
Other taxes payable	$52	$61
Return liabilities	45	52
Accrued capital expenditures	43	39
Accrued advertising and marketing	21	21
Accrued rent (1)	16	20
Gift cards and retail store credits	15	17
Professional services	15	15
Accrued litigation	12	13
Charitable donations (2)	10	10
Accrued interest	10	10
Accrued purchases and samples	9	11
Other	64	82
Total accrued expenses and other current liabilities	$312	$351

(1)The accrued rent balance relates to variable lease payments.
(2)The charitable donations balance relates to a $10 million unconditional pledge to The Versace Foundation as of October 1, 2022 and April 2, 2022.

8. Restructuring and Other Charges
Restructuring Charges - Capri Retail Store Optimization Program
During Fiscal 2022, the Company completed its plan to close certain retail stores as part of its Capri Retail Store Optimization Program.
During the three and six months ended September 25, 2021, the Company closed 16 and 26 of its retail stores, respectively, which were incorporated into the Capri Retail Store Optimization Program. Net restructuring (gains) charges recorded in connection with the Capri Retail Store Optimization Program during the three and six months ended September 25, 2021 were $(1) million and $(4) million, respectively.
Other Charges
During the three and six months ended October 1, 2022, the Company recorded costs of $3 million and $6 million, respectively, primarily related to equity awards associated with the acquisition of Versace. During the three and six months ended September 25, 2021, the Company recorded costs of $9 million and $15 million, respectively, primarily related to equity awards associated with the acquisition of Versace.

9. Debt Obligations
The following table presents the Company’s debt obligations (in millions):

	October 1, 2022	April 2, 2022
Revolving Credit Facilities	$1,126	$175
Senior Notes due 2024	450	450
Term Loan	—	497
Other	26	42
Total debt	1,602	1,164
Less: Unamortized debt issuance costs	1	3
Less: Unamortized discount on senior notes	1	1
Total carrying value of debt	1,600	1,160
Less: Short-term debt	15	29
Total long-term debt	$1,585	$1,131
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
The 2022 Credit Facility provides for an annual administration fee and a commitment fee equal to 7.5 basis points to 17.5 basis points per annum, which was 15.0 basis points as of October 1, 2022. The fees are based on the Company’s public debt ratings and/or net leverage ratio, applied to the average daily unused amount of the 2022 Credit Facility.

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
As of October 1, 2022, and the date these financial statements were issued, the Company was in compliance with all covenants related to the 2022 Credit Facility.
As of October 1, 2022, the Company had $1.126 billion of borrowings outstanding under the 2022 Revolving Credit Facility. The Company had $175 million of borrowings outstanding under revolver in the 2018 Credit Facility as of April 2, 2022. In addition, stand-by letters of credit of $22 million and $21 million were outstanding as of both October 1, 2022 and April 2, 2022, respectively. At October 1, 2022, the amount available for future borrowings under the 2022 Revolving Credit Facility was $352 million. The amount available for future borrowings under the revolver in the 2018 Credit Facility was $804 million as of April 2, 2022.
As of October 1, 2022, the Company no longer had a term loan facility outstanding. As of April 2, 2022, the carrying value of term loan outstanding under the 2018 Credit Facility was $495 million, which was recorded within long-term debt in the Company’s consolidated balance sheets.
The Company had $7 million and $3 million of deferred financing fees related to Revolving Credit Facilities as of October 1, 2022 and April 2, 2022, respectively, and are recorded within other assets in the Company’s consolidated balance sheets.
The Company offers a supplier financing program which enables suppliers, at their sole discretion, to sell their receivables (i.e., the Company’s payment obligations to suppliers) to a financial institution on a non-recourse basis in order to be paid earlier than current payment terms provide. The Company’s obligations, including the amount due and scheduled payment dates, are not impacted by a suppliers’ decision to participate in this program. The Company does not reimburse suppliers for any costs they incur to participate in the program and their participation is voluntary. The amount outstanding under this program as of October 1, 2022 and April 2, 2022 was $14 million and $21 million, respectively, and is presented as short-term debt in the Company’s consolidated balance sheets.
During Fiscal 2022, the Company's subsidiary, Versace, entered into an agreement with Banco BPM Banking Group (“the Bank”) to sell certain tax receivables to the Bank in exchange for cash. The arrangement was determined to be a financing arrangement as the de-recognition criteria for the receivables was not met at the time of the cash receipt from the Bank. As of October 1, 2022, the outstanding balance was $10 million, with $1 million and $9 million recorded within short-term debt and long-term debt in the Company’s consolidated balance sheets, respectively. As of April 2, 2022, the outstanding balance was $18 million, with $8 million and $10 million recorded within short-term debt and long-term debt in the Company’s consolidated balance sheets, respectively.
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

At October 1, 2022 and April 2, 2022, the fair values of the Company’s derivative contracts were determined using broker quotations, which were calculations derived from observable market information: the applicable currency rates at the balance sheet date and those forward rates particular to the contract at inception. The Company makes no adjustments to these broker obtained quotes or prices, but assesses the credit risk of the counterparty and would adjust the provided valuations for counterparty credit risk when appropriate. The fair values of the forward contracts are included in prepaid expenses and other current assets, and in accrued expenses and other current liabilities in the consolidated balance sheets, depending on whether they represent assets or liabilities to the Company. The fair value of net investment hedges is included in other assets, and in other long-term liabilities in the consolidated balance sheets, depending on whether they represent assets or liabilities of the Company. See Note 12 for further detail.

All contracts are measured and recorded at fair value on a recurring basis and are categorized in Level 2 of the fair value hierarchy, as shown in the following table (in millions):

	Fair value at October 1, 2022 using:			Fair value at April 2, 2022 using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets:
Forward foreign currency exchange contracts	$—	$10	$—	$—	$4	$—
Net investment hedges	—	2	—	—	44	—
Undesignated derivative contracts	—	—	—	—	4	—
Total derivative assets	$—	$12	$—	$—	$52	$—

Derivative liabilities:
Net investment hedges	$—	$11	$—	$—	$37	$—
Total derivative liabilities	$—	$11	$—	$—	$37	$—
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

	October 1, 2022		April 2, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior Notes due 2024	$448	$429	$448	$451
Term Loan	$—	$—	$495	$490
Revolving Credit Facilities	$1,126	$1,126	$175	$175
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

The Company recorded $11 million of impairment charges during the three and six months ended October 1, 2022. The Company recorded $33 million of impairment charges during the three and six months ended September 25, 2021. The following table details the carrying values and fair values of the Company’s assets that have been impaired during the three and six months ended October 1, 2022 and the three and six months ended September 25, 2021 (in millions):

	Three and Six Months Ended October 2, 2022			Three and Six Months Ended September 25, 2021
	Carrying Value Prior to Impairment	Fair Value	Impairment Charge	Carrying Value Prior to Impairment	Fair Value	Impairment Charge
Operating Lease Right-of-Use Assets	$25	$16	$9	$83	$53	$30
Property and Equipment	3	1	2	4	1	3
Total	$28	$17	$11	$87	$54	$33

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
Net Investment Hedges
During the first quarter of Fiscal 2023, the Company modified multiple fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $1.094 billion to hedge its net investment, of which $900 million was in Euro denominated subsidiaries and $194 million was in Japanese Yen denominated subsidiaries. The modification of these swaps resulted in the Company receiving $66 million in cash during the first quarter of Fiscal 2023. These contracts have been designated as net investment hedges.
As of July 2, 2022, the Company had multiple fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $4 billion to hedge its net investment in Euro denominated subsidiaries (the “Euro Net Investment Hedges”) and $194 million to hedge its net investment in Japanese Yen denominated subsidiaries (the “Japanese Yen Net Investment Hedges”). During the month of July 2022, the Euro Net Investment Hedges with aggregate notional amount of $4 billion outstanding as of July 2, 2022 were terminated resulting in the Company receiving $237 million in cash.

During the second quarter of Fiscal 2023, the Company also entered into, and subsequently terminated, additional Euro Net Investment Hedges with aggregate notional amount of $4 billion. The termination of these contracts resulted in the Company receiving additional $100 million in cash.

During the second quarter of Fiscal 2023, the Company modified certain Japanese Yen Net Investment Hedges with notional amounts of $100 million. The modification of these hedges resulted in the Company receiving $6 million in cash during the second quarter of Fiscal 2023. The Company entered into additional Japanese Net Investment Hedges with notional amount of $100 million. These contracts have been designated as net investment hedges.

During the second quarter of Fiscal 2023, the Company received $343 million from termination of Euro Net Investment Hedges and modification of Japanese Yen Net Investment Hedges.
As of October 1, 2022, the Company had Japanese Yen Net Investment Hedges with aggregate notional amounts of $294 million. Under the terms of these contracts, the Company will exchange the semi-annual fixed rate payments on U.S. denominated debt for fixed rate payments of 0% to 2.665% in Japanese Yen. These contracts have maturity dates between May 2027 and February 2051 and are designated as net investment hedges. As of October 1, 2022, the Company did not have any notional amounts hedged in relation to its net investment in Euro denominated subsidiaries.

Certain of these contracts are supported by a credit support annex (“CSA”) which provides for collateral exchange with the earliest effective date being September 2027. If the outstanding position of a contract exceeds a certain threshold governed by the aforementioned CSA’s, either party is required to post cash collateral.
When a cross-currency swap is used as a hedging instrument in a net investment hedge assessed under the spot method, the cross-currency basis spread is excluded from the assessment of hedge effectiveness and is recognized as a reduction in interest expense in the Company’s consolidated statements of operations and comprehensive income. Accordingly, the Company recorded interest income of $11 million and $28 million during the three and six months ended October 1, 2022, respectively. Additionally, the Company recorded interest expense of $15 million and $27 million during the three and six months ended September 25, 2021, respectively.
The following table details the fair value of the Company’s derivative contracts, which are recorded on a gross basis in the consolidated balance sheets as of October 1, 2022 and April 2, 2022 (in millions):

			Fair Value
	Notional Amounts		Assets				Liabilities
	October 1, 2022	April 2, 2022	October 1, 2022		April 2, 2022		October 1, 2022		April 2, 2022
Designated forward foreign currency exchange contracts	$76	$119	$10	(1)	$4	(1)	$—		$—
Designated net investment hedges	294	4,194	2	(2)	44	(2)	11	(3)	37	(3)
Total designated hedges	370	4,313	12		48		11		37
Undesignated derivative contracts (4)	—	38	—		4		—		—
Total	$370	$4,351	$12		$52		$11		$37

(1)Recorded within prepaid expenses and other current assets in the Company’s consolidated balance sheets.
(2)Recorded within other assets in the Company’s consolidated balance sheets.
(3)Recorded within other long-term liabilities in the Company’s consolidated balance sheets.
(4)Represents undesignated hedges of inventory purchases.
The Company records and presents the fair values of all of its derivative assets and liabilities in its consolidated balance sheets on a gross basis, as shown in the previous table. However, if the Company were to offset and record the asset and liability balances for its derivative instruments on a net basis in accordance with the terms of its master netting arrangements, which provide for the right to set-off amounts for similar transactions denominated in the same currencies, the resulting impact as of October 1, 2022 and April 2, 2022 would be as follows (in millions):

	Forward Currency Exchange Contracts		Net Investment Hedges
	October 1, 2022	April 2, 2022	October 1, 2022	April 2, 2022
Assets subject to master netting arrangements	$10	$8	$2	$44
Liabilities subject to master netting arrangements	$—	$—	$11	$37
Derivative assets, net	$10	$8	$—	$42
Derivative liabilities, net	$—	$—	$9	$35
Currently, the Company’s master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties.
Changes in the fair value of the Company’s forward foreign currency exchange contracts that are designated as accounting hedges are recorded in equity as a component of accumulated other comprehensive (loss) income and are reclassified from accumulated other comprehensive (loss) income into earnings when the items underlying the hedged transactions are recognized into earnings, as a component of cost of goods sold within the Company’s consolidated statements of operations and comprehensive income. The net gain or loss on net investment hedges are reported within CTA as a component of accumulated other comprehensive (loss) income on the Company’s consolidated balance sheets. Upon discontinuation of the hedge, such amounts remain in CTA until the related investment is sold or liquidated.

The following table summarizes the pre-tax impact of the gains on the Company’s designated forward foreign currency exchange contracts and net investment hedges (in millions):

	Three Months Ended		Six Months Ended
	October 1, 2022	September 25, 2021	October 1, 2022	September 25, 2021
	Pre-Tax Gains Recognized in OCI	Pre-Tax Gains Recognized in OCI	Pre-Tax Gains Recognized in OCI	Pre-Tax Gains Recognized in OCI
Designated forward foreign currency exchange contracts	$5	$3	$11	$2
Designated net investment hedges	$152	$89	$365	$172
The following tables summarize the pre-tax impact of the gains and losses within the consolidated statements of operations and comprehensive income related to the designated forward foreign currency exchange contracts for the three and six months ended October 1, 2022 and September 25, 2021 (in millions):

	Three Months Ended
	Pre-Tax (Gain) Loss Reclassified from Accumulated OCI		Location of (Gain) Loss Recognized
	October 1, 2022	September 25, 2021
Designated forward foreign currency exchange contracts	$(3)	$1	Cost of goods sold

	Six Months Ended
	Pre-Tax (Gain) Loss Reclassified from Accumulated OCI		Location of (Gain) Loss Recognized
	October 1, 2022	September 25, 2021
Designated forward foreign currency exchange contracts	$(7)	$2	Cost of goods sold
The Company expects that substantially all of the amounts currently recorded in accumulated other comprehensive (loss) income for its forward foreign currency exchange contracts will be reclassified into earnings during the next 12 months, based upon the timing of inventory purchases and turnover.
Undesignated Hedges
During the three months ended October 1, 2022, there was no gain recognized within foreign currency (gain) loss in the Company’s consolidated statements of operations and comprehensive income, while during the six months ended October 1, 2022, a $2 million gain was recognized within foreign currency (gain) loss in the Company’s consolidated statements of operations and comprehensive income as a result of the changes in the fair value of undesignated forward foreign currency exchange contracts. During the three and six months ended September 25, 2021, the net impact of changes in the fair value of undesignated forward foreign currency exchange contracts recognized within foreign currency (gain) loss in the Company’s consolidated statements of operations and comprehensive income was immaterial.
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

On June 1, 2022, the Company announced that its Board of Directors had terminated the Fiscal 2022 Plan, with $500 million of availability remaining, and authorized a new share repurchase program (the “Existing Share Repurchase Plan”) pursuant to which the Company may, from time to time, repurchase up to $1.0 billion of its outstanding ordinary shares within a period of two years from the effective date of the program.
Share repurchases may be made in open market or privately negotiated transactions and/or pursuant to Rule 10b5-1 trading plans, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors. The program may be suspended or discontinued at any time.
During the six months ended October 1, 2022, the Company purchased 13,183,355 shares for a total cost of approximately $650 million, including commissions, under the Existing Share Repurchase Plan. As of October 1, 2022, the remaining availability under the Company’s existing share repurchase program was $350 million.
Subsequent to October 1, 2022, the Company purchased 2,295,845 shares for a total cost of approximately $100 million, including commissions, under the Existing Share Repurchase Plan pursuant to a Rule 10b5-1 trading plan. On November 9, 2022, the Company terminated the Existing Share Repurchase Plan and implemented a new share repurchase plan. See Note 17 for additional information.
During the six months ended September 25, 2021, the Company purchased 2,712,275 shares for a total cost of approximately $150 million, including commission, through open market transactions under the Prior Plan.
The Company also has in place a “withhold to cover” repurchase program, which allows the Company to withhold ordinary shares from certain executive officers and directors to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards. During the six month periods ended October 1, 2022 and September 25, 2021, the Company withheld 273,197 shares and 193,322 shares, respectively, with a fair value of $13 million and $10 million, respectively, in satisfaction of minimum tax withholding obligations relating to the vesting of restricted share awards.

Accumulated Other Comprehensive (Loss) Income
The following table details changes in the components of accumulated other comprehensive (loss) income (“AOCI”), net of taxes, for the six months ended October 1, 2022 and September 25, 2021, respectively (in millions):

	Foreign Currency Adjustments (1)	Net Gains (Losses) on Derivatives (2)	Other Comprehensive Income (Loss) Attributable to Capri
Balance at April 2, 2022	$184	$10	$194
Other comprehensive (loss) income before reclassifications	(232)	10	(222)
Less: amounts reclassified from AOCI to earnings	—	7	7
Other comprehensive (loss) income, net of tax	(232)	3	(229)
Balance at October 1, 2022	$(48)	$13	$(35)

Balance at March 27, 2021	$57	$(1)	$56
Other comprehensive income before reclassifications	114	2	116
Less: amounts reclassified from AOCI to earnings	—	(2)	(2)
Other comprehensive income, net of tax	114	4	118
Balance at September 25, 2021	$171	$3	$174

(1)Foreign currency translation adjustments for the six months ended October 1, 2022 primarily include a net $486 million translation loss partially offset by a $247 million gain, net of taxes of $118 million, relating to the Company’s net investment hedges. Foreign currency translation adjustments for the six months ended September 25, 2021 primarily include a $132 million gain, net of taxes of $40 million, relating to the Company’s net investment hedges, partially offset by a net $23 million translation loss.
(2)Reclassified amounts primarily relate to the Company’s forward foreign currency exchange contracts for inventory purchases and are recorded within cost of goods sold in the Company’s consolidated statements of operations and comprehensive income. All tax effects were not material for the periods presented.

14. Share-Based Compensation
The Company grants equity awards to certain employees and directors of the Company at the discretion of the Company’s Compensation and Talent Committee. The Company has two equity plans, one stock option plan adopted in Fiscal 2008 (as amended and restated, the “2008 Plan”), and the Omnibus Incentive Plan adopted in the third fiscal quarter of Fiscal 2012 and amended and restated with shareholder approval in May 2015, and again in June 2020 (the “Incentive Plan”). The 2008 Plan only provided for grants of share options and was authorized to issue up to 23,980,823 ordinary shares. As of October 1, 2022, there were no shares available to grant equity awards under the 2008 Plan.
The Incentive Plan allows for grants of share options, restricted shares and RSUs, and other equity awards, and authorizes a total issuance of up to 22,471,000 ordinary shares after amendments in August 2022. At October 1, 2022, there were 6,434,269 ordinary shares available for future grants of equity awards under the Incentive Plan. Option grants issued from the 2008 Plan generally expire ten years from the date of the grant, and those issued under the Incentive Plan generally expire seven years from the date of the grant.

The following table summarizes the Company’s share-based compensation activity during the six months ended October 1, 2022:

	Options	Service-Based RSUs	Performance-Based RSUs
Outstanding/Unvested at April 2, 2022	355,448	3,827,700	210,192
Granted	—	1,460,892	152,921
Exercised/Vested	(120,873)	(1,452,988)	(197,874)
Canceled/Forfeited	(4,900)	(355,943)	—
Outstanding/Unvested at October 1, 2022	229,675	3,479,661	165,239
The weighted average grant date fair value of service-based and performance-based RSUs granted during the six months ended October 1, 2022 was $49.80 and $47.41, respectively. The weighted average grant date fair value of service-based RSUs granted during the six months ended September 25, 2021 was $51.64.
Share-Based Compensation Expense
The following table summarizes compensation expense attributable to share-based compensation for the three and six months ended October 1, 2022 and September 25, 2021 (in millions):

	Three Months Ended		Six Months Ended
	October 1, 2022	September 25, 2021	October 1, 2022	September 25, 2021
Share-based compensation expense	$16	$20	$44	$56
Tax benefit related to share-based compensation expense	$2	$4	$7	$11
Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on historical forfeiture rates. The estimated value of future forfeitures for equity grants as of October 1, 2022 is approximately $11 million.
See Note 16 in the Company’s Fiscal 2022 Annual Report on Form 10-K for additional information relating to the Company’s share-based compensation awards.

15. Income Taxes

The Company’s effective tax rate for the three and six months ended October 1, 2022 was 13.5% and 12.9%, respectively. Such rates differ from the United Kingdom (“U.K.”) federal statutory rate of 19% primarily due to the impact of global financing activities.

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

The global financing activities are related to the Company’s 2014 move of its principal executive office from Hong Kong to the U.K. and decision to become a U.K. tax resident. In connection with this decision, the Company funded its international growth strategy through intercompany debt financing arrangements. These debt financing arrangements reside between certain of our U.S., U.K. and Hungarian subsidiaries. Due to the difference in the statutory income tax rates between these jurisdictions, the Company realized lower effective tax rates for the three and six months ended October 1, 2022.

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

The following table presents the key performance information of the Company’s reportable segments (in millions):

	Three Months Ended		Six Months Ended
	October 1, 2022	September 25, 2021	October 1, 2022	September 25, 2021
Total revenue:
Versace	$308	$282	$583	$522
Jimmy Choo	142	137	314	279
Michael Kors	962	881	1,875	1,752
Total revenue	$1,412	$1,300	$2,772	$2,553

Income from operations:
Versace	$62	$55	$114	$103
Jimmy Choo	8	1	27	12
Michael Kors	248	220	470	460
Total segment income from operations	318	276	611	575
Less: Corporate expenses	(55)	(45)	(115)	(86)
Impairment of assets (1)	(11)	(33)	(11)	(33)
Restructuring and other charges	(3)	(8)	(6)	(11)
COVID-19 related charges	3	5	4	8
Total income from operations	$252	$195	$483	$453

(1)Impairment of assets during the three and six months ended October 1, 2022 and September 25, 2021 primarily related to operating lease right-of-use assets at certain Michael Kors store locations.

Depreciation and amortization expense for each segment are as follows (in millions):

	Three Months Ended		Six Months Ended
	October 1, 2022	September 25, 2021	October 1, 2022	September 25, 2021
Depreciation and amortization:
Versace	$12	$12	$24	$26
Jimmy Choo	7	8	14	15
Michael Kors	23	29	48	58
Corporate	1	—	2	—
Total depreciation and amortization	$43	$49	$88	$99

Total revenue (based on country of origin) by geographic location are as follows (in millions):

	Three Months Ended		Six Months Ended
	October 1, 2022	September 25, 2021	October 1, 2022	September 25, 2021
Revenue:
The Americas (United States, Canada and Latin America) (1)	$806	$701	$1,600	$1,416
EMEA	400	388	764	690
Asia	206	211	408	447
Total revenue	$1,412	$1,300	$2,772	$2,553

(1)Total revenue earned in the U.S. was $739 million and $1.472 billion, respectively, for the three and six months ended October 1, 2022. Total revenue earned in the U.S. was $651 million and $1.322 billion, respectively, for the three and six months ended September 25, 2021.

17. Subsequent Events

Share Repurchase Plan

Subsequent to October 1, 2022, the Company purchased 2,295,845 shares for a total cost of approximately $100 million, including commissions, under the Existing Share Repurchase Plan pursuant to a Rule 10b5-1 trading plan, bringing the remaining availability under the Company’s existing share repurchase program to $250 million. Share repurchases may be made in open market or privately negotiated transactions and/or pursuant to Rule 10b5-1 trading plans, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors. The program may be suspended or discontinued at any time.

On November 9, 2022, the Company announced that its Board of Directors approved a new share repurchase program of up to $1 billion of its outstanding ordinary shares, providing additional capacity to return cash to shareholders over the longer term. This new two-year program will replace the Company’s existing $1 billion share repurchase program which had $250 million of availability remaining. Share repurchases may be made in open market or privately negotiated transactions, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors. The program may be suspended or discontinued at any time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis (“MD&A”) of our Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto included as part of this interim report. Forward-looking statements are prospective in nature and are not based on historical facts, but rather on current expectations and projections of the management of the Company about future events, and are therefore subject to risks and uncertainties which could cause actual results to differ materially from the future results expressed or implied by the forward-looking statements. All statements other than statements of historical facts included herein, may be forward-looking statements. Forward-looking statements include information concerning the Company’s goals, future plans and strategies, including with respect to ESG goals, initiatives and ambitions as well as the Company’s possible or assumed future results of operations, including descriptions of its business strategy. Without limitation, any statements preceded or followed by or that include the words “plans”, “believes”, “expects”, “intends”, “will”, “should”, “could”, “would”, “may”, “anticipates”, “might” or similar words or phrases, are forward-looking statements. These forward-looking statements are not guarantees of future financial performance. Such forward-looking statements involve known and unknown risks and uncertainties that could significantly affect expected results and are based on certain key assumptions, which could cause actual results to differ materially from those projected or implied in any forward-looking statements. These risks, uncertainties and other factors include the effect of the COVID-19 pandemic and its potential material and significant impact on the Company’s future financial and operational results, including that our estimates could materially differ if retail stores are forced to close, or if there are further supply chain disruptions, including production delays and increased costs, changes in consumer traffic and retail trends; higher consumer debt level, recession and inflationary pressures; levels of cash flow and future availability of credit, compliance with restrictive covenants under the Company’s credit agreement, the Company’s ability to integrate successfully and to achieve anticipated benefits of any acquisition and to successfully execute our growth strategies; the risk of disruptions to the Company’s businesses; risks associated with operating in international markets and our global sourcing activities; the risk of cybersecurity threats and privacy or data security breaches; the negative effects of events on the market price of the Company’s ordinary shares and its operating results; significant transaction costs; unknown liabilities; the risk of litigation and/or regulatory actions related to the Company’s businesses; fluctuations in demand for the Company’s products; levels of indebtedness (including the indebtedness incurred in connection with acquisitions); the timing and scope of future share buybacks, which may be made in open market or privately negotiated transactions, and are subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors, and such share repurchases may be suspended or discontinued at any time; the level of other investing activities and uses of cash; loss of market share and industry competition; fluctuations in the capital markets; fluctuations in interest and exchange rates; the occurrence of unforeseen epidemics and pandemics, disasters or catastrophes; extreme weather conditions and natural disasters; political or economic instability in principal markets; adverse outcomes in litigation; and general, local and global economic, political, business and market conditions including acts of war and other geopolitical conflicts, as well as those risks set forth in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended April 2, 2022, filed with the Securities and Exchange Commission on June 1, 2022.

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
Certain Factors Affecting Financial Condition and Results of Operations
COVID-19 Pandemic. The Company's performance during fiscal 2023 was adversely impacted due to lockdowns in certain regions, most notably in Greater China, as a result of an increase in infections due to variants of COVID-19. These lockdowns resulted in store closures and an overall decline in demand in the region. The situation continues to be very volatile and infection rates and government restrictions may continue to persist in Greater China or elsewhere.

Macroeconomic conditions and inflationary pressures. Our business is affected by global economic conditions and the related impact on levels of consumer spending worldwide. The war in Ukraine that began in February 2022 has created significant economic uncertainty in the region and caused us to stop all shipments to Russia and Ukraine. While our business in Russia and Ukraine represented less than 1% of our total net sales for Fiscal 2022, the war has caused broader macroeconomic implications that we expect to continue for the foreseeable future, including the continued weakening of the Euro against the US dollar, increases in fuel prices, volatility in the financial markets and a decline in consumer spending which may negatively impact our business, financial condition, and results of operations for Fiscal 2023. In addition, inflationary pressures, including increased labor, raw materials, and freight costs are adversely impacting our earnings. Purchases of discretionary luxury items, such as the accessories, footwear and apparel that we produce, tend to decline when disposable income is lower or when there are recessions, inflationary pressures or other economic uncertainty.

Luxury goods trends and demand for our accessories and related merchandise. Our performance is affected by trends in the luxury goods industry, global consumer spending, macroeconomic factors, overall levels of consumer travel and spending on discretionary items as well as shifts in demographics and changes in lifestyle preferences. Through 2019, the personal luxury goods market grew at a mid-single digit rate over the past 20 years. However, in 2020, due to the impact of the COVID-19 crisis, the personal luxury goods market declined 22%. The personal luxury goods market experienced a strong rebound in 2021, with sales exceeding pre-pandemic levels. Market studies forecast the personal luxury goods industry will increase at low-double-digit compound annual growth rate between 2020 and 2025. Future growth is expected to be driven by e-commerce, Chinese consumers and younger generations; however, growth may be limited by concerns over inflation and the possibility of a global recession.

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
Unallocated Corporate Expenses
In addition to the reportable segments discussed above, we have certain corporate costs that are not directly attributable to our brands and, therefore, are not allocated to segments. Such costs primarily include certain administrative, corporate occupancy, shared service and information systems expenses, including ERP system implementation costs and Capri transformation program costs. In addition, certain other costs are not allocated to segments, including restructuring and other charges and COVID-19 related charges. The segment structure is consistent with how our chief operating decision maker plans and allocates resources, manages the business and assesses performance. The following table presents our total revenue and income from operations by segment for the three and six months ended October 1, 2022 and September 25, 2021 (in millions):

	Three Months Ended		Six Months Ended
	October 1, 2022	September 25, 2021	October 1, 2022	September 25, 2021
Total revenue:
Versace	$308	$282	$583	$522
Jimmy Choo	142	137	314	279
Michael Kors	962	881	1,875	1,752
Total revenue	$1,412	$1,300	$2,772	$2,553

Income from operations:
Versace	$62	$55	$114	$103
Jimmy Choo	8	1	27	12
Michael Kors	248	220	470	460
Total segment income from operations	318	276	611	575
Less: Corporate expenses	(55)	(45)	(115)	(86)
Impairment of assets	(11)	(33)	(11)	(33)
Restructuring and other charges	(3)	(8)	(6)	(11)
COVID-19 related charges	3	5	4	8
Total income from operations	$252	$195	$483	$453

The following table presents our global network of retail stores and wholesale doors by brand:

	As of
	October 1, 2022	September 25, 2021
Number of full price retail stores (including concessions):
Versace	155	151
Jimmy Choo	182	181
Michael Kors	517	530
	854	862

Number of outlet stores:
Versace	62	60
Jimmy Choo	56	56
Michael Kors	304	293
	422	409

Total number of retail stores	1,276	1,271

Total number of wholesale doors:
Versace	798	777
Jimmy Choo	487	454
Michael Kors	2,710	2,793
	3,995	4,024
The following table presents our retail stores by geographic location:

	As of			As of
	October 1, 2022			September 25, 2021
	Versace	Jimmy Choo	Michael Kors	Versace	Jimmy Choo	Michael Kors
Store count by region:
The Americas	40	45	326	37	46	350
EMEA	58	72	173	55	75	176
Asia	119	121	322	119	116	297
	217	238	821	211	237	823
Key Consolidated Performance Indicators and Statistics
We use a number of key indicators of operating results to evaluate our performance, including the following (dollars in millions):

	Three Months Ended		Six Months Ended
	October 1, 2022	September 25, 2021	October 1, 2022	September 25, 2021
Total revenue	$1,412	$1,300	$2,772	$2,553
Gross profit as a percent of total revenue	67.4%	68.0%	66.8%	68.2%
Income from operations	$252	$195	$483	$453
Income from operations as a percent of total revenue	17.8%	15.0%	17.4%	17.7%

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

Results of Operations
Comparison of the three months ended October 1, 2022 with the three months ended September 25, 2021
The following table details the results of our operations for the three months ended October 1, 2022 and September 25, 2021, and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Three Months Ended		$ Change	% Change	% of Total Revenue for the Three Months Ended
	October 1, 2022	September 25, 2021			October 1, 2022	September 25, 2021
Statements of Operations Data:
Total revenue	$1,412	$1,300	$112	8.6%
Cost of goods sold	461	416	45	10.8%	32.6%	32.0%
Gross profit	951	884	67	7.6%	67.4%	68.0%
Selling, general and administrative expenses	642	599	43	7.2%	45.5%	46.1%
Depreciation and amortization	43	49	(6)	(12.2)%	3.0%	3.8%
Impairment of assets	11	33	(22)	(66.7)%	0.8%	2.5%
Restructuring and other charges	3	8	(5)	(62.5)%	0.2%	0.6%
Total operating expenses	699	689	10	1.5%	49.5%	53.0%
Income from operations	252	195	57	29.2%	17.8%	15.0%
Other income, net	(1)	(2)	1	NM	(0.1)%	(0.2)%
Interest expense (income), net	5	(5)	10	NM	0.4%	(0.4)%
Foreign currency (gain) loss	(11)	4	(15)	NM	(0.8)%	0.3%
Income before income taxes	259	198	61	30.8%	18.3%	15.2%
Provision (benefit) for income taxes	35	(2)	37	NM	2.5%	(0.2)%
Net income	224	200	24	12.0%
Less: Net income attributable to noncontrolling interest	—	—	—	NM
Net income attributable to Capri	$224	$200	$24	12.0%

NM Not meaningful
Total Revenue
Total revenue increased $112 million, or 8.6%, to $1.412 billion for the three months ended October 1, 2022, compared to $1.300 billion for the three months ended September 25, 2021, which included net unfavorable foreign currency effects of approximately $116 million as a result of the strengthening of the U.S. dollar compared to all major currencies in which we operate for the three months ended October 1, 2022. On a constant currency basis, our total revenue increased $228 million, or 17.5%. The increase is attributable to increased retail and wholesale revenues throughout the Americas and EMEA, partially offset by decreased revenues in Greater China due to COVID-19 related disruptions, for each of our brands.
Gross Profit
Gross profit increased $67 million, or 7.6%, to $951 million for the three months ended October 1, 2022, compared to $884 million for the three months ended September 25, 2021, which included net unfavorable foreign currency effects of $83 million. Gross profit as a percentage of total revenue was 67.4% and 68.0% for the three months ended October 1, 2022 and September 25, 2021, respectively. Our gross profit margin decreased primarily due to increased supply chain costs and unfavorable channel mix for the three months ended October 1, 2022, as compared to the three months ended September 25, 2021.

Total Operating Expenses
Total operating expenses increased $10 million, or 1.5%, to $699 million for the three months ended October 1, 2022, compared to $689 million for the three months ended September 25, 2021. Our operating expenses included a net favorable foreign currency impact of approximately $66 million. Total operating expenses decreased to 49.5% as a percentage of total revenue for the three months ended October 1, 2022, compared to 53.0% for the three months ended September 25, 2021. The components that comprise total operating expenses are explained below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $43 million, or 7.2%, to $642 million for the three months ended October 1, 2022, compared to $599 million for the three months ended September 25, 2021, primarily due to increased e-commerce costs from higher revenue and higher corporate costs for the three months ended October 1, 2022.
Selling, general, and administrative expenses as a percentage of total revenue decreased to 45.5% for the three months ended October 1, 2022, compared to 46.1% for the three months ended September 25, 2021, primarily due to decreased retail store costs as a percentage of revenue due to higher revenue, partially offset by increased e-commerce costs as a percentage of revenue for the three months ended October 1, 2022, as compared to the three months ended September 25, 2021.
Unallocated corporate expenses, which are included within selling, general and administrative expenses discussed above, but are not directly attributable to a reportable segment, increased $10 million, or 22.2%, to $55 million for the three months ended October 1, 2022 as compared to $45 million for the three months ended September 25, 2021, primarily due to an increase in costs related to the ongoing ERP system implementation and Capri transformation projects.
Depreciation and Amortization
Depreciation and amortization decreased $6 million, or 12.2%, to $43 million for the three months ended October 1, 2022, compared to $49 million for the three months ended September 25, 2021. As a percentage of total revenue, depreciation and amortization decreased to 3.0% for the three months ended October 1, 2022, compared to 3.8% for the three months ended September 25, 2021. The decrease in depreciation and amortization expense was primarily attributable to lower depreciation due to lower capital expenditures in Fiscal 2022 and Fiscal 2021.
Impairment of Assets
During the three months ended October 1, 2022 and September 25, 2021, we recognized asset impairment charges of $11 million and $33 million, respectively, which primarily related to operating lease right-of-use assets at certain Michael Kors store locations. See Note 11 to the accompanying consolidated financial statements for additional information.
Restructuring and Other Charges
We recognized restructuring and other charges of $3 million and $8 million for the three months ended October 1, 2022 and September 25, 2021, respectively. The charges are primarily related to equity awards associated with the acquisition of Versace. See Note 8 to the accompanying consolidated financial statements for additional information.
Restructuring and other charges are not evaluated as part of our reportable segments’ results (See Segment Information above for additional information).
Income from Operations
As a result of the foregoing, income from operations increased $57 million, to $252 million for three months ended October 1, 2022, compared to $195 million for the three months ended September 25, 2021. Income from operations as a percentage of total revenue increased to 17.8% for the three months ended October 1, 2022, compared to 15.0% for the three months ended September 25, 2021. See Segment Information above for a reconciliation of our segment operating income to total operating income.

Interest Expense (Income), net
For the three months ended October 1, 2022, we recognized $5 million of interest expense compared to $5 million of interest income for the three months ended September 25, 2021. The $10 million increase in interest expense (income), net, is primarily due to higher effective interest rates on our outstanding debt, higher average borrowings outstanding and lower interest income from our net investment hedges, partially offset by higher interest income earned on our cash and cash equivalents (see Note 9 and Note 12 to the accompanying consolidated financial statements for additional information).
Foreign Currency (Gain) Loss
For the three months ended October 1, 2022, we recognized a net foreign currency gain of $11 million, primarily attributable to a gain related to an undesignated forward foreign currency exchange contract partially offset by losses attributable to intercompany transactions among our subsidiaries. For the three months ended September 25, 2021, we recognized a net foreign currency loss of $4 million, primarily attributable to the revaluation and settlement of certain of our accounts payable in currencies other than the functional currency, as well as the remeasurement of dollar-denominated intercompany loans with certain of our subsidiaries.
Provision (Benefit) for Income Taxes

The provision for income taxes was $35 million for the three months ended October 1, 2022, compared to a benefit of $2 million for the three months ended September 25, 2021. Our effective tax rates were 13.5% and (1.0)% for the three months ended October 1, 2022 and September 25, 2021, respectively. The increase in our effective tax rate was primarily related to a benefit recognized during the prior year due to newly enacted tax legislation in Italy, which allowed a step up in certain intangible assets and a reduction of deferred tax liabilities. See Note 15 to the accompanying consolidated financial statements for additional information regarding the effective tax rate for the current fiscal year quarter.
Our effective tax rate may fluctuate from time to time due to the effects of changes in United States federal, state and local taxes and tax rates in foreign jurisdictions. In addition, factors such as the geographic mix of earnings, enacted tax legislation and the results of various global tax strategies, may also impact our effective tax rate in future periods.
Net Income Attributable to Capri
As a result of the foregoing, our net income increased $24 million to $224 million for the three months ended October 1, 2022, compared to $200 million for the three months ended September 25, 2021.
Segment Information
Versace

	Three Months Ended			% Change
(dollars in millions)	October 1, 2022	September 25, 2021	$ Change	As Reported	Constant Currency
Revenues	$308	$282	$26	9.2%	27.7%
Income from operations	$62	$55	$7	12.7%
Operating margin	20.1%	19.5%
Revenues
Versace revenues increased $26 million, or 9.2%, to $308 million for the three months ended October 1, 2022, compared to $282 million for the three months ended September 25, 2021, which included unfavorable foreign currency effects of $52 million. On a constant currency basis, revenue increased $78 million, or 27.7%, primarily attributable to increased retail revenue and higher wholesale shipments in the Americas and EMEA, partially offset by decreased revenues in Greater China due to COVID-19 related disruptions.
Income from Operations
For the three months ended October 1, 2022, Versace recorded income from operations of $62 million, compared to $55 million for the three months ended September 25, 2021. Operating margin increased from 19.5% for the three months ended September 25, 2021, to 20.1% for the three months ended October 1, 2022, primarily due to leveraging of operating expenses on higher revenue and higher average unit price partially offset by unfavorable channel mix.

Jimmy Choo

	Three Months Ended			% Change
(dollars in millions)	October 1, 2022	September 25, 2021	$ Change	As Reported	Constant Currency
Revenues	$142	$137	$5	3.6%	15.3%
Income from operations	$8	$1	$7	NM
Operating margin	5.6%	0.7%

NM Not meaningful
Revenues
Jimmy Choo revenues increased $5 million, or 3.6%, to $142 million for the three months ended October 1, 2022, compared to $137 million for the three months ended September 25, 2021, which included unfavorable foreign currency effects of $16 million. On a constant currency basis, revenue increased $21 million, or 15.3%, primarily attributable to increased retail revenue in the Americas.
Income from Operations
For the three months ended October 1, 2022, Jimmy Choo recorded income from operations of $8 million, compared to $1 million for the three months ended September 25, 2021. Operating margin increased from 0.7% for the three months ended September 25, 2021 to 5.6% for the three months ended October 1, 2022, primarily due to higher average unit price and lower promotional activity.
Michael Kors

	Three Months Ended			% Change
(dollars in millions)	October 1, 2022	September 25, 2021	$ Change	As Reported	Constant Currency
Revenues	$962	$881	$81	9.2%	14.6%
Income from operations	$248	$220	$28	12.7%
Operating margin	25.8%	25.0%
Revenues
Michael Kors revenues increased $81 million, or 9.2%, to $962 million for the three months ended October 1, 2022, compared to $881 million for the three months ended September 25, 2021, which included unfavorable foreign currency effects of $48 million. On a constant currency basis, revenue increased $129 million, or 14.6%, primarily due to higher wholesale shipments and increased retail revenue in the Americas and EMEA, partially offset by decreased revenue in Greater China due to the impact of COVID-19 related disruptions.
Income from Operations
For the three months ended October 1, 2022, Michael Kors recorded income from operations of $248 million, compared to $220 million for the three months ended September 25, 2021. Operating margin increased from 25.0% for the three months ended September 25, 2021, to 25.8% for the three months ended October 1, 2022, primarily due to leveraging of operating expenses on higher revenue, partially offset by increased supply chain costs.

Results of Operations
Comparison of the six months ended October 1, 2022 with the six months ended September 25, 2021
The following table details the results of our operations for the six months ended October 1, 2022 and September 25, 2021, and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Six Months Ended		$ Change	% Change	% of Total Revenue for the Six Months Ended
	October 1, 2022	September 25, 2021			October 1, 2022	September 25, 2021
Statements of Operations Data:
Total revenue	$2,772	$2,553	$219	8.6%
Cost of goods sold	920	813	107	13.2%	33.2%	31.8%
Gross profit	1,852	1,740	112	6.4%	66.8%	68.2%
Selling, general and administrative expenses	1,264	1,144	120	10.5%	45.6%	44.8%
Depreciation and amortization	88	99	(11)	(11.1)%	3.2%	3.9%
Impairment of assets	11	33	(22)	(66.7)%	0.4%	1.3%
Restructuring and other charges	6	11	(5)	(45.5)%	0.2%	0.4%
Total operating expenses	1,369	1,287	82	6.4%	49.4%	50.4%
Income from operations	483	453	30	6.6%	17.4%	17.7%
Other income, net	(1)	(2)	1	NM	—%	(0.1)%
Interest expense (income), net	1	(4)	5	NM	—%	(0.2)%
Foreign currency (gain) loss	(7)	5	(12)	NM	(0.3)%	0.2%
Income before income taxes	490	454	36	7.9%	17.7%	17.8%
Provision for income taxes	63	35	28	80.0%	2.3%	1.4%
Net income	427	419	8	1.9%
Less: Net income attributable to noncontrolling interest	2	—	2	NM
Net income attributable to Capri	$425	$419	$6	1.4%

NM Not meaningful
Total Revenue
Total revenue increased $219 million, or 8.6%, to $2.772 billion for the six months ended October 1, 2022, compared to $2.553 billion for the six months ended September 25, 2021, which included net unfavorable foreign currency effects of approximately $199 million, as a result of the strengthening of the U.S. dollar compared to all major currencies in which we operate for the six months ended October 1, 2022. On a constant currency basis, our total revenue increased $418 million, or 16.4%. The increase is attributable to increased retail and wholesale revenues throughout the Americas and EMEA, partially offset by decreased revenues in Greater China due to COVID-19 related disruptions for each of our brands.
Gross Profit
Gross profit increased $112 million, or 6.4%, to $1.852 billion for the six months ended October 1, 2022, compared to $1.740 billion for the six months ended September 25, 2021, which included net unfavorable foreign currency effects of $141 million. Gross profit as a percentage of total revenue was 66.8% for the six months ended October 1, 2022, compared to 68.2% for the six months ended September 25, 2021. The decrease in gross profit margin was primarily attributable to increased supply chain costs and unfavorable channel mix for the six months ended October 1, 2022, as compared to the six months ended September 25, 2021.

Total Operating Expenses
Total operating expenses increased $82 million, or 6.4%, to $1.369 billion for the six months ended October 1, 2022, compared to $1.287 billion for the six months ended September 25, 2021. Our operating expenses included a net favorable foreign currency impact of approximately $112 million. Total operating expenses decreased to 49.4% as a percentage of total revenue for the six months ended October 1, 2022, compared to 50.4% for the six months ended September 25, 2021. The components that comprise total operating expenses are explained below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $120 million, or 10.5%, to $1.264 billion for the six months ended October 1, 2022, compared to $1.144 billion for the six months ended September 25, 2021, primarily due to increased e-commerce costs on higher revenue, higher retail store and corporate costs and increased marketing investments for the six months ended October 1, 2022.
Selling, general and administrative expenses as a percentage of total revenue increased to 45.6% for the six months ended October 1, 2022, compared to 44.8% for the six months ended September 25, 2021, primarily due to increased e-commerce costs partially offset by leveraging retail store costs as a percentage of revenue for the six months ended October 1, 2022, as compared to the six months ended September 25, 2021.
Unallocated corporate expenses, which are included within selling, general and administrative expenses discussed above, but are not directly attributable to a reportable segment, increased $29 million, or 33.7%, to $115 million for the six months ended October 1, 2022 as compared to $86 million for the six months ended September 25, 2021, primarily due to an increase in costs related to the ongoing ERP system implementation and Capri transformation projects.
Depreciation and Amortization
Depreciation and amortization decreased $11 million, or 11.1%, to $88 million for the six months ended October 1, 2022, compared to $99 million for the six months ended September 25, 2021. Depreciation and amortization decreased to 3.2% as a percentage of total revenue for the six months ended October 1, 2022, compared to 3.9% for the six months ended September 25, 2021. The decrease in depreciation and amortization expense was primarily attributable to lower depreciation due to lower capital expenditures in Fiscal 2022 and Fiscal 2021.
Impairment of Assets
For the six months ended October 1, 2022 and September 25, 2021, we recognized asset impairment charges of $11 million and $33 million, respectively, which primarily related to operating lease right-of-use assets at certain Michael Kors store locations. See Note 11 to the accompanying consolidated financial statements for additional information.
Restructuring and Other Charges
We recognized restructuring and other charges of $6 million and $11 million for the six months ended October 1, 2022 and September 25, 2021, respectively. These charges are primarily related to equity awards associated with the acquisition of Versace. See Note 8 to the accompanying consolidated financial statements for additional information.
Restructuring and other charges are not evaluated as part of our reportable segments’ results (see Segment Information above for additional information).
Income from Operations
As a result of the foregoing, income from operations increased $30 million, to $483 million for the six months ended October 1, 2022, compared to $453 million for the six months ended September 25, 2021. Income from operations as a percentage of total revenue decreased to 17.4% for the six months ended October 1, 2022, compared to 17.7% for the six months ended September 25, 2021. See Segment Information above for a reconciliation of our segment operating income to total operating income.
Interest Expense (Income), net
For the six months ended October 1, 2022, we recognized $1 million of interest expense compared to $4 million of interest income for the six months ended September 25, 2021. The $5 million increase in interest expense (income), net, is primarily due to higher effective interest rates on our outstanding debt and higher average borrowings outstanding, partially offset by higher interest income earned on our cash and cash equivalents (see Note 9 to the accompanying consolidated financial statements for additional information).
Foreign Currency (Gain) Loss
For the six months ended October 1, 2022, we recognized a net foreign currency gain of $7 million, primarily attributable to a gain related to an undesignated forward foreign currency exchange contract partially offset by losses attributable to intercompany transactions among our subsidiaries. For the six months ended September 25, 2021, we recognized a net foreign currency loss of $5 million, primarily attributable to the revaluation and settlement of certain of our accounts payable in currencies other than the functional currency, as well as the remeasurement of dollar-denominated intercompany loans with certain of our subsidiaries.
Provision for Income Taxes

For the six months ended October 1, 2022, we recognized $63 million of income tax expense compared to $35 million for the six months ended September 25, 2021. Our effective tax rate was 12.9% and 7.7% for the six months ended October 1, 2022 and September 25, 2021, respectively. The increase in our effective rate was primarily due to a net benefit recognized in the prior year due to newly enacted tax legislation in Italy, partially offset by the impact of the tax rate change in the United Kingdom during the prior year.
Our effective tax rate may fluctuate from time to time due to the effects of changes in United States federal, state and local taxes and tax rates in foreign jurisdictions. In addition, factors such as the geographic mix of earnings, enacted tax legislation and the results of various global tax strategies, may also impact our effective tax rate in future periods.
Net Income Attributable to Capri
As a result of the foregoing, our net income increased $6 million to $425 million for the six months ended October 1, 2022, compared to $419 million for the six months ended September 25, 2021.
Segment Information
Versace

	Six Months Ended			% Change
(dollars in millions)	October 1, 2022	September 25, 2021	$ Change	As Reported	Constant Currency
Revenues	$583	$522	$61	11.7%	28.5%
Income from operations	$114	$103	$11	10.7%
Operating margin	19.6%	19.7%

Revenues
Versace revenues increased $61 million, or 11.7%, to $583 million for the six months ended October 1, 2022, compared to $522 million for the six months ended September 25, 2021, which included unfavorable foreign currency effects of $88 million. On a constant currency basis, revenue increased $149 million, or 28.5%, primarily attributable to increased retail revenue and higher wholesale shipments in the Americas and EMEA, partially offset by decreased revenues in Greater China due to COVID-19 related disruptions.
Income from Operations
For the six months ended October 1, 2022, Versace recorded income from operations of $114 million, compared to $103 million for the six months ended September 25, 2021. Operating margin decreased from 19.7% for the six months ended September 25, 2021, to 19.6% for the six months ended October 1, 2022, primarily due to unfavorable channel mix offset by higher average unit price.

Jimmy Choo

	Six Months Ended			% Change
(dollars in millions)	October 1, 2022	September 25, 2021	$ Change	As Reported	Constant Currency
Revenues	$314	$279	$35	12.5%	22.9%
Income from operations	$27	$12	$15	NM
Operating margin	8.6%	4.3%

NM Not meaningful
Revenues
Jimmy Choo revenues increased $35 million, or 12.5%, to $314 million for the six months ended October 1, 2022, compared to $279 million for the six months ended September 25, 2021, which included unfavorable foreign currency effects of $29 million. On a constant currency basis, revenue increased $64 million, or 22.9%, primarily attributable to increased retail revenue and higher wholesale shipments in the Americas and EMEA, partially offset by decreased revenue in Greater China due to the impact of COVID-19 related disruptions.
Income from Operations
For the six months ended October 1, 2022, Jimmy Choo recorded income from operations of $27 million, compared to $12 million for the six months ended September 25, 2021. Operating margin increased from 4.3% for the six months ended September 25, 2021, to 8.6% for the six months ended October 1, 2022, primarily due to higher average unit price and leveraging of operating expenses on higher revenue.
Michael Kors

	Six Months Ended			% Change
(dollars in millions)	October 1, 2022	September 25, 2021	$ Change	As Reported	Constant Currency
Revenues	$1,875	$1,752	$123	7.0%	11.7%
Income from operations	$470	$460	$10	2.2%
Operating margin	25.1%	26.3%

Revenues
Michael Kors revenues increased $123 million, or 7.0%, to $1.875 billion for the six months ended October 1, 2022, compared to $1.752 billion for the six months ended September 25, 2021, which included unfavorable foreign currency effects of $82 million. On a constant currency basis, revenue increased $205 million, or 11.7%, primarily due to higher wholesale shipments and increased retail revenue in the Americas and EMEA, partially offset by decreased revenue in Greater China due to the impact of COVID-19 related disruptions.
Income from Operations

For the six months ended October 1, 2022, Michael Kors recorded income from operations of $470 million, compared to $460 million for the six months ended September 25, 2021. Operating margin decreased from 26.3% for the six months ended September 25, 2021, to 25.1% for the six months ended October 1, 2022, primarily due to increased supply chain costs.

Liquidity and Capital Resources
Liquidity
Our primary sources of liquidity are the cash flows generated from operations, along with borrowings available under our credit facilities (see below discussion regarding “Revolving Credit Facilities”) and available cash and cash equivalents. Our primary use of this liquidity is to fund the ongoing cash requirements, including our working capital needs and capital investments in our business, debt repayments, acquisitions, returns of capital, including share repurchases and other corporate activities. We believe that the cash generated from operations, together with borrowings available under our revolving credit facilities and available cash and cash equivalents, will be sufficient to meet our working capital needs for the next 12 months and beyond, including investments made and expenses incurred in connection with our store growth plans, investments in corporate and distribution facilities, continued systems development, e-commerce and marketing initiatives. We spent $86 million on capital expenditures during the six months ended October 1, 2022.
The following table sets forth key indicators of our liquidity and capital resources (in millions):

	As of
	October 1, 2022	April 2, 2022
Balance Sheet Data:
Cash and cash equivalents	$215	$169
Working capital	$807	$325
Total assets	$7,202	$7,480
Short-term debt	$15	$29
Long-term debt	$1,585	$1,131

	Six Months Ended
	October 1, 2022	September 25, 2021
Cash Flows Provided By (Used In):
Operating activities	$39	$396
Investing activities	$323	$(48)
Financing activities	$(209)	$(342)
Effect of exchange rate changes	$(106)	$(3)
Net increase in cash and cash equivalents	$47	$3
Cash Provided by Operating Activities
Net cash provided by operating activities decreased $357 million to $39 million during the six months ended October 1, 2022, as compared to $396 million for the six months ended September 25, 2021, as a result of a decrease in our net income after non-cash adjustments and decreases related to changes in our working capital. The decreases related to the changes in our working capital are primarily attributable to fluctuations in the timing of payments and receipts when compared to the prior year.
Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities was $323 million during the six months ended October 1, 2022, as compared to net cash used in investing activities of $48 million during the six months ended September 25, 2021. The increase in net cash provided by investing activities were primarily attributable to the settlement of certain net investment hedges of $409 million during the six months ended October 1, 2022 partially offset by higher capital expenditures of $38 million compared to prior year.
Cash Used in Financing Activities
Net cash used in financing activities was $209 million during the six months ended October 1, 2022, as compared to $342 million during the six months ended September 25, 2021. The decrease of cash used in financing activities of $133 million was primarily attributable to an increase in net debt borrowing of $653 million, partially offset by a $503 million increase in cash payments to repurchase our ordinary shares compared to prior year.

Debt Facilities
The following table presents a summary of our borrowing capacity and amounts outstanding as of October 1, 2022 and April 2, 2022 (in millions):

	As of
	October 1, 2022	April 2, 2022
Senior Unsecured Revolving Credit Facility:
Revolving Credit Facility (excluding up to a $500 million accordion feature) (1)
Total availability	$1,500	$1,000
Borrowings outstanding (2)	1,126	175
Letter of credit outstanding	22	21
Remaining availability	$352	$804

Term Loan Facility ($1.6 billion)
Borrowings outstanding, net of debt issuance costs (3)	$—	$495

Senior Notes due 2024
Borrowings outstanding, net of debt issuance costs and discount amortization (2)	$448	$448

Other Borrowings (4)	$26	$42

Hong Kong Uncommitted Credit Facility:
Total availability (100 million and 80 million Hong Kong Dollars) (5)	$13	$10
Borrowings outstanding	—	—
Remaining availability (100 million and 80 million Hong Kong Dollars)	$13	$10

China Uncommitted Credit Facility:
Total availability (75 million and 45 million Chinese Yuan) (5)	$11	$7
Borrowings outstanding	—	—
Total and remaining availability (75 million and 45 million Chinese Yuan)	$11	$7

Japan Credit Facility:
Total availability (1.0 billion Japanese Yen)	$7	$8
Borrowings outstanding	—	—
Remaining availability (1.0 billion Japanese Yen)	$7	$8

Versace Uncommitted Credit Facilities:
Total availability (48 million Euro) (5)	$47	$52
Borrowings outstanding	—	—
Remaining availability (48 million Euro)	$47	$52

Total borrowings outstanding (1)	$1,600	$1,160
Total remaining availability	$430	$881

(1)The financial covenant in our 2022 Credit Facility requires us to comply with the quarterly maximum net leverage ratio test of 4.00 to 1.0. As of October 1, 2022 and April 2, 2022, we were in compliance with all covenants related to our agreements then in effect governing our debt. See Note 9 to the accompanying consolidated financial statements for additional information.
(2)As of October 1, 2022 and April 2, 2022, all amounts are recorded as long-term debt in our consolidated balance sheets.
(3)As of October 1, 2022, we no longer had a Term Loan Facility under our 2022 Credit Facility as it was fully repaid. As of April 2, 2022, all amounts are recorded as long-term debt in our consolidated balance sheets.

(4)The balance as of October 1, 2022 consists of $14 million related to our supplier financing program recorded within short-term debt in our consolidated balance sheets, $10 million related to the sale of certain Versace tax receivables, with $1 million and $9 million, respectively, recorded within short-term debt and long-term debt in our consolidated balance sheets and $2 million of other loans recorded as long-term debt in our consolidated balance sheets. The balance as of April 2, 2022 consists of $21 million related to our supplier finance program recorded within short-term debt in our consolidated balance sheets, $18 million related to the sale of certain Versace tax receivables, with $8 million and $10 million, respectively, recorded within short-term debt and long-term debt in our consolidated balance sheets and $3 million of other loans recorded as long-term debt in our consolidated balance sheets.
(5)The balance as of October 1, 2022 and April 2, 2022 represents the total availability of the credit facility, which excludes bank guarantees.
We believe that our 2022 Credit Facility is adequately diversified with no undue concentration in any one financial institution. As of October 1, 2022, there were 17 financial institutions participating in the facility, with none maintaining a maximum commitment percentage in excess of 10%. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the 2022 Credit Facility.
See Note 9 in the accompanying financial statements and Note 11 in our Fiscal 2022 Annual Report on Form 10-K for detailed information relating to our credit facilities and debt obligations.
Share Repurchase Program
The following table presents our ordinary share repurchases during the six months ended October 1, 2022 and September 25, 2021 (dollars in millions):

	Six Months Ended
	October 1, 2022	September 25, 2021
Cost of shares repurchased under share repurchase program	$650	$150
Fair value of shares withheld to cover tax obligations for vested restricted share awards	13	10
Total cost of ordinary shares repurchased	$663	$160

Shares repurchased under share repurchase program	13,183,355	2,712,275
Shares withheld to cover tax withholding obligations	273,197	193,322
	13,456,552	2,905,597

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

On June 1, 2022, we announced that our Board of Directors had terminated our Fiscal 2022 Plan, with $500 million of availability remaining, and authorized a new share repurchase program (the “Existing Share Repurchase Plan”) pursuant to which we may, from time to time, repurchase up to $1.0 billion of our outstanding ordinary shares within period of two years from the effective date of the program. Share repurchases may be made in open market or privately negotiated transactions and/or pursuant to Rule 10b5-1 trading plans, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors. The program may be suspended or discontinued at any time.
Subsequent to October 1, 2022, we purchased 2,295,845 shares for a total cost of approximately $100 million, including commissions, under the Existing Share Repurchase Plan pursuant to a Rule 10b5-1 trading plan. On November 9, 2022, we terminated the Existing Share Repurchase Plan and implemented a new share repurchase plan. See Note 17 to the accompanying consolidated financial statements for additional information.

Contractual Obligations and Commercial Commitments
Please refer to the “Contractual Obligations and Commercial Commitments” disclosure within the “Liquidity and Capital Resources” section of our Fiscal 2022 Form 10-K for a detailed disclosure of our other contractual obligations and commitments as of April 2, 2022.
Off-Balance Sheet Arrangements
We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. Our off-balance sheet commitments relating to our outstanding letters of credit were $34 million at October 1, 2022, including $12 million in letters of credit issued outside of the 2022 Credit Facility. In addition, as of October 1, 2022, bank guarantees of approximately $32 million were supported by our various credit facilities. We do not have any other off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.
Recent Accounting Pronouncements
See Note 2 to the accompanying interim consolidated financial statements for recently issued accounting standards, which may have an impact on our financial statements and/or disclosures upon adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks during the normal course of our business, such as risk arising from fluctuations in foreign currency exchange rates, as well as fluctuations in interest rates. In order to manage these risks, we employ certain strategies to mitigate the effect of these fluctuations. We enter into foreign currency forward contracts to manage our foreign currency exposure to the fluctuations of certain foreign currencies. The use of these instruments primarily helps manage our exposure to foreign denominated purchase commitments and better control product costs. We do not use derivatives for trading or speculative purposes.
Foreign Currency Exchange Risk
Forward Foreign Currency Exchange Contracts
We are exposed to risks on certain purchase commitments to foreign suppliers based on the value of our purchasing subsidiaries’ local currency relative to the currency requirement of the supplier on the date of the commitment. As such, we enter into forward foreign currency exchange contracts that generally mature in 12 months or less and are consistent with the related purchase commitments, to manage our exposure to the changes in the value of the Euro and the Canadian Dollar. These contracts are recorded at fair value in our consolidated balance sheets as either an asset or liability, and are derivative contracts to hedge cash flow risks. Certain of these contracts are designated as hedges for hedge accounting purposes, while certain of these contracts are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of the majority of these contracts at the balance sheet date are recorded in equity as a component of accumulated other comprehensive (loss) income and upon maturity (settlement) are recorded in, or reclassified into, our cost of goods sold in our consolidated statements of operations and comprehensive income as applicable to the transactions for which the forward foreign currency exchange contracts were established.
We perform a sensitivity analysis on our forward currency contracts, both designated and not designated as hedges for accounting purposes, to determine the effects of fluctuations in foreign currency exchange rates. For this sensitivity analysis, we assume a hypothetical change in the U.S. Dollar against foreign exchange rates. Based on all foreign currency exchange contracts outstanding as of October 1, 2022, a 10% appreciation or devaluation of the U.S. Dollar compared to the level of foreign currency exchange rates for currencies under contract as of October 1, 2022, would result in a net increase and decrease, respectively, of approximately $6 million in the fair value of these contracts.
Net Investment Hedges
We are exposed to adverse foreign currency exchange rate movements related to our net investment hedges. As of October 1, 2022, we have multiple fixed to fixed cross-currency swap agreements with aggregate notional amounts of $294 million to hedge our net investments in Japanese Yen denominated subsidiaries against future volatility in the exchange rates between the U.S. Dollar and the Japanese Yen. As of October 1, 2022, the Company did not have any notional amounts hedged in relation to its net investment in Euro denominated subsidiaries. Under the term of these contracts, we will exchange the semi-annual fixed rate payments on United States denominated debt for fixed rate payments of 0% to 2.665% in Japanese Yen. Based on the net investment hedges outstanding as of October 1, 2022, a 10% appreciation or devaluation of the U.S. Dollar compared to the level of foreign currency exchange rates for currencies under contract as of October 1, 2022, would result in a net increase or decrease, respectively, of approximately $35 million in the fair value of these contracts. These contracts have maturity dates between May 2027 and February 2051. In addition, certain other contracts are supported by a credit support annex (“CSA”) which provides for collateral exchange with the earliest effective date being September 2027. If the outstanding position of a contract exceeds a certain threshold governed by the aforementioned CSA’s, either party is required to post cash collateral.
Interest Rate Risk
We are exposed to interest rate risk in relation to borrowings outstanding under our 2022 Credit Facility, our Hong Kong Credit Facility, our Japan Credit Facility and our Versace Credit Facilities. Our 2022 Credit Facility carries interest rates that are tied to the prime rate and other institutional lending rates (depending on the particular origination of borrowing), as further described in Note 9 to the accompanying consolidated financial statements. Our Hong Kong Credit Facility carries interest at a rate that is tied to the Hong Kong Interbank Offered Rate. Our China Credit Facility carries interest at a rate that is tied to the People’s Bank of China’s Benchmark lending rate. Our Japan Credit Facility carries interest at a rate posted by the Mitsubishi UFJ Financial Group. Our Versace Credit Facility carries interest at a rate set by the bank on the date of borrowing that is tied to the European Central Bank. Therefore, our consolidated statements of operations and comprehensive income and cash flows are exposed to changes in those interest rates. At October 1, 2022, we had $1,126 million borrowings outstanding under our 2022 Credit Facility and no borrowings outstanding under our Versace Credit Facilities. At April 2, 2022, we had $175 million borrowings outstanding under our 2018 Credit Facility, $495 million, net of debt issuance costs, outstanding under our 2018

Term Loan Facility and no borrowings outstanding under our Versace Credit Facilities. These balances are not indicative of future balances that may be outstanding under our revolving credit facilities that may be subject to fluctuations in interest rates. Any increases in the applicable interest rates would cause an increase to the interest expense relative to any outstanding balance at that date.
Credit Risk
As of October 1, 2022, our $450 million Senior Notes, due in 2024, bear interest at a fixed rate equal to 4.250% per year, payable semi-annually. Our Senior Notes interest rate payable may be subject to adjustments from time to time if either Moody’s or S&P (or a substitute rating agency), downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the Senior Notes.
On an overall basis, our exposure to market risk has not significantly changed from what we reported in our Annual Report on Form 10-K. The ongoing COVID-19 pandemic as well as macroeconomic conditions and inflationary pressures do present new and emerging uncertainty to the financial markets. See Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 2, 2022 for additional information.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) as of October 1, 2022. This evaluation was performed based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), the 2013 Framework. Based on this assessment, our CEO and CFO concluded that our disclosure controls and procedures as of October 1, 2022 are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
Except as discussed below, there have been no changes in our internal control over financial reporting during the three months ended October 1, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We are currently undertaking a major, multi-year ERP implementation to upgrade our information technology platforms and systems worldwide. The implementation is occurring in phases over several years. We have launched the finance functionality of the ERP system in certain regions starting in Fiscal 2023.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
The following table provides information of the Company’s ordinary shares repurchased or withheld during the three months ended October 1, 2022:

	Total Number of Shares	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Dollar Value of Shares That May Be Purchased Under the Programs (in millions)
July 3 – July 30	7,478	$48.61	—	$700
July 31 – August 27	2,616,703	$51.63	2,616,295	$565
August 28 – October 1	4,446,886	$48.33	4,446,886	$350
	7,071,067		7,063,181
Share repurchases may be made in open market or privately negotiated transactions and/or pursuant to Rule 10b5-1 trading plans, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors. The program may be suspended or discontinued at any time. Subsequent to October 1, 2022, the Company purchased 2,295,845 shares for a total cost of approximately $100 million, including commissions, under the Existing Share Repurchase Plan pursuant to a Rule 10b5-1 trading plan, bringing the remaining availability under the Company’s Existing Share Repurchase Program to $250 million.
On November 9, 2022, the Company terminated the Existing Share Repurchase Plan and implemented a new share repurchase plan. See Note 17 to the accompanying consolidated financial statements for additional information.

ITEM 6. EXHIBITS
a. Exhibits
Please refer to the accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 9, 2022.

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

101.1
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended October 1, 2022 formatted in Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.