Form 10-Q
period 2022-12-31
Capri Holdings Ltd
filed 2023-02-08
CIK 1530721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-35368

CAPRI HOLDINGS LTD
(Exact Name of Registrant as Specified in Its Charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
90 Whitfield Street
2nd Floor
London, United Kingdom
W1T 4EZ
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
As of January 31, 2023, Capri Holdings Limited had 125,709,550 ordinary shares outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	December 31, 2022	April 2, 2022
Assets
Current assets
Cash and cash equivalents	$281	$169
Receivables, net	372	434
Inventories, net	1,188	1,096
Prepaid expenses and other current assets	243	192
Total current assets	2,084	1,891
Property and equipment, net	546	476
Operating lease right-of-use assets	1,369	1,358
Intangible assets, net	1,743	1,847
Goodwill	1,358	1,418
Deferred tax assets	247	240
Other assets	207	250
Total assets	$7,554	$7,480
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$519	$555
Accrued payroll and payroll related expenses	131	165
Accrued income taxes	65	52
Short-term operating lease liabilities	412	414
Short-term debt	19	29
Accrued expenses and other current liabilities	413	351
Total current liabilities	1,559	1,566
Long-term operating lease liabilities	1,392	1,467
Deferred tax liabilities	531	432
Long-term debt	1,521	1,131
Other long-term liabilities	328	326
Total liabilities	5,331	4,922
Commitments and contingencies
Shareholders’ equity
Ordinary shares, no par value; 650,000,000 shares authorized; 223,781,728 shares issued and 125,398,217 outstanding at December 31, 2022; 221,967,599 shares issued and 142,806,269 outstanding at April 2, 2022	—	—
Treasury shares, at cost (98,383,511 shares at December 31, 2022 and 79,161,330 shares at April 2, 2022)	(4,951)	(3,987)
Additional paid-in capital	1,327	1,260
Accumulated other comprehensive income	105	194
Retained earnings	5,742	5,092
Total shareholders’ equity of Capri	2,223	2,559
Noncontrolling interest	—	(1)
Total shareholders’ equity	2,223	2,558
Total liabilities and shareholders’ equity	$7,554	$7,480

See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2022	December 25, 2021	December 31, 2022	December 25, 2021
Total revenue	$1,512	$1,609	$4,284	$4,162
Cost of goods sold	507	561	1,427	1,374
Gross profit	1,005	1,048	2,857	2,788
Selling, general and administrative expenses	720	656	1,984	1,800
Depreciation and amortization	43	47	131	146
Impairment of assets	1	—	12	33
Restructuring and other charges	5	14	11	25
Total operating expenses	769	717	2,138	2,004
Income from operations	236	331	719	784
Other income, net	(1)	—	(2)	(2)
Interest expense (income), net	12	(7)	13	(11)
Foreign currency (gain) loss	(3)	(4)	(10)	1
Income before income taxes	228	342	718	796
Provision for income taxes	3	19	66	54
Net income	225	323	652	742
Less: Net income attributable to noncontrolling interest	—	1	2	1
Net income attributable to Capri	$225	$322	$650	$741

Weighted average ordinary shares outstanding:
Basic	128,849,793	149,717,485	135,600,276	150,975,773
Diluted	130,364,919	152,375,294	137,050,159	153,834,120
Net income per ordinary share attributable to Capri:
Basic	$1.74	$2.15	$4.79	$4.91
Diluted	$1.72	$2.11	$4.74	$4.82

Statements of Comprehensive Income:
Net income	$225	$323	$652	$742
Foreign currency translation adjustments	145	34	(87)	147
Net (loss) gain on derivatives	(5)	5	(2)	9
Comprehensive income	365	362	563	898
Less: Net income attributable to noncontrolling interest	—	1	2	1
Less: Foreign currency translation adjustments attributable to noncontrolling interest	—	—	—	(1)
Comprehensive income attributable to Capri	$365	$361	$561	$898

See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except share data which is in thousands)
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Equity of Capri	Non-controlling Interest	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at October 1, 2022	223,707	$—	$1,311	(92,618)	$(4,650)	$(35)	$5,517	$2,143	$—	$2,143
Net income	—	—	—	—	—	—	225	225	—	225
Other comprehensive income	—	—	—	—	—	140	—	140	—	140
Total comprehensive income	—	—	—	—	—	—	—	365	—	365
Vesting of restricted awards, net of forfeitures	75	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	16	—	—	—	—	16	—	16
Repurchase of ordinary shares	—	—	—	(5,766)	(301)	—	—	(301)	—	(301)
Balance at December 31, 2022	223,782	$—	$1,327	(98,384)	$(4,951)	$105	$5,742	$2,223	$—	$2,223

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity of Capri	Non-controlling Interest	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at April 2, 2022	221,967	$—	$1,260	(79,161)	$(3,987)	$194	$5,092	$2,559	$(1)	$2,558
Net income	—	—	—	—	—	—	650	650	2	652
Other comprehensive loss	—	—	—	—	—	(89)	—	(89)	—	(89)
Total comprehensive income	—	—	—	—	—	—	—	561	2	563
Vesting of restricted awards, net of forfeitures	1,694	—	—	—	—	—	—	—	—	—
Exercise of employee share options	121	—	6	—	—	—	—	6	—	6
Share-based compensation expense	—	—	60	—	—	—	—	60	—	60
Repurchase of ordinary shares	—	—	—	(19,223)	(964)	—	—	(964)	—	(964)
Other	—	—	1	—	—	—	—	1	(1)	—
Balance at December 31, 2022	223,782	$—	$1,327	(98,384)	$(4,951)	$105	$5,742	$2,223	$—	$2,223

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except share data which is in thousands)
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Income	Retained Earnings	Total Equity of Capri	Non-controlling Interest	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at September 25, 2021	221,296	$—	$1,225	(70,849)	$(3,486)	$174	$4,689	$2,602	$(2)	$2,600
Net income	—	—	—	—	—	—	322	322	1	323
Other comprehensive income	—	—	—	—	—	39	—	39	—	39
Total comprehensive income	—	—	—	—	—	—	—	361	1	362
Vesting of restricted awards, net of forfeitures	27	—	—	—	—	—	—	—	—	—
Exercise of employee share options	—	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	13	—	—	—	—	13	—	13
Repurchase of ordinary shares	—	—	—	(3,222)	(200)	—	—	(200)	—	(200)
Balance at December 25, 2021	221,323	$—	$1,238	(74,071)	$(3,686)	$213	$5,011	$2,776	$(1)	$2,775

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Income	Retained Earnings	Total Equity of Capri	Non-controlling Interest	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at March 27, 2021	219,223	$—	$1,158	(67,943)	$(3,326)	$56	$4,270	$2,158	$(1)	$2,157
Net income	—	—	—	—	—	—	741	741	1	742
Other comprehensive income (loss)	—	—	—	—	—	157	—	157	(1)	156
Total comprehensive income	—	—	—	—	—	—	—	898	—	898
Vesting of restricted awards, net of forfeitures	1,817	—	—	—	—	—	—	—	—	—
Exercise of employee share options	283	—	11	—	—	—	—	11	—	11
Share-based compensation expense	—	—	69	—	—	—	—	69	—	69
Repurchase of ordinary shares	—	—	—	(6,128)	(360)	—	—	(360)	—	(360)
Balance at December 25, 2021	221,323	$—	$1,238	(74,071)	$(3,686)	$213	$5,011	$2,776	$(1)	$2,775

See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	December 31, 2022	December 25, 2021
Cash flows from operating activities
Net income	$652	$742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	131	146
Share-based compensation expense	60	69
Deferred income taxes	(10)	78
Impairment of assets	12	43
Changes to lease related balances, net	(87)	(95)
Foreign currency loss (gain)	10	(7)
Other non-cash adjustments	4	4
Change in assets and liabilities:
Receivables, net	48	(84)
Inventories, net	(124)	(257)
Prepaid expenses and other current assets	(60)	(204)
Accounts payable	(31)	94
Accrued expenses and other current liabilities	45	165
Other long-term assets and liabilities	(34)	19
Net cash provided by operating activities	616	713
Cash flows from investing activities
Capital expenditures	(168)	(85)
Settlement of net investment hedges	409	59
Net cash provided by (used in) investing activities	241	(26)
Cash flows from financing activities
Debt borrowings	3,433	501
Debt repayments	(3,121)	(846)
Debt issuance costs	(5)	—
Repurchase of ordinary shares	(964)	(360)
Exercise of employee share options	6	11
Other financing activities	—	31
Net cash used in financing activities	(651)	(663)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(94)	6
Net increase in cash, cash equivalents and restricted cash	112	30
Beginning of period	172	234
End of period	$284	$264
Supplemental disclosures of cash flow information
Cash paid for interest	$47	$35
Net cash paid for income taxes	$113	$49
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$51	$24
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
The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned or controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The interim consolidated financial statements as of December 31, 2022 and for the three and nine months ended December 31, 2022 and December 25, 2021 are unaudited. The Company consolidates the results of its Versace business on a one-month lag, as consistent with prior periods. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with U.S. GAAP. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended April 2, 2022, as filed with the Securities and Exchange Commission on June 1, 2022, in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full fiscal year.

The Company utilizes a 52- to 53-week fiscal year and the term “Fiscal Year” or “Fiscal” refers to that 52- or 53-week period. The results for the three and nine months ended December 31, 2022 and December 25, 2021 are based on 13-week and 39-week periods, respectively. The Company’s Fiscal Year 2023 is a 52-week period ending April 1, 2023.

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
Cash, Cash Equivalents and Restricted Cash
All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Included in the Company’s cash and cash equivalents as of December 31, 2022 and April 2, 2022 are credit card receivables of $31 million and $18 million, respectively, which generally settle within two to three business days.

A reconciliation of cash, cash equivalents and restricted cash as of December 31, 2022 and April 2, 2022 from the consolidated balance sheets to the consolidated statements of cash flows is as follows (in millions):

	December 31, 2022	April 2, 2022
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$281	$169
Restricted cash included within prepaid expenses and other current assets	3	3
Total cash, cash equivalents and restricted cash shown on the consolidated statements of cash flows	$284	$172

Inventories, net
Inventories primarily consist of finished goods with the exception of raw materials and work in process inventory. The combined total of raw materials and work in process inventory, net, recorded on the Company’s consolidated balance sheets was $46 million and $31 million as of December 31, 2022 and April 2, 2022, respectively.
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
Leases

The Company leases retail stores, office space and warehouse space under operating lease agreements that expire at various dates through September 2043. The Company’s leases generally have terms of up to 10 years, generally require a fixed annual rent and may require the payment of additional rent if store sales exceed a negotiated amount. Although most of the Company’s equipment is owned, the Company has limited equipment leases that expire on various dates through May 2027. The Company acts as sublessor in certain leasing arrangements, primarily related to closed stores from previous restructuring activities. Fixed sublease payments received are recognized on a straight-line basis over the sublease term. The Company determines the sublease term based on the date it provides possession to the subtenant through the expiration date of the sublease.

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
The following table presents the Company’s supplemental cash flow information related to leases (in millions):

	Nine Months Ended
	December 31, 2022	December 25, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$373	$413
During the three and nine months ended December 31, 2022, the Company recorded sublease income of $2 million and $7 million, respectively, within selling, general and administrative expenses. During the three and nine months ended December 25, 2021, the Company recorded $2 million and $6 million, respectively, within restructuring and other charges for stores relating to our restructuring plan and selling, general and administrative expenses for all other locations. During the three and nine months ended December 31, 2022, the Company recorded $3 million and $8 million, respectively, of rent concessions negotiated in connection with the impact of COVID-19 as if it were contemplated as part of the existing contract. During the three and nine months ended December 25, 2021, the Company recorded $3 million and $13 million, respectively, of rent concessions negotiated in connection with the impact of COVID-19 as if it were contemplated as part of the existing contract. The aforementioned rent concessions were recorded as a reduction to variable lease expense within selling, general and administrative expenses.

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
The components of the calculation of basic net income per ordinary share and diluted net income per ordinary share are as follows (in millions, except share and per share data):

	Three Months Ended		Nine Months Ended
	December 31, 2022	December 25, 2021	December 31, 2022	December 25, 2021
Numerator:
Net income attributable to Capri	$225	$322	$650	$741
Denominator:
Basic weighted average shares	128,849,793	149,717,485	135,600,276	150,975,773
Weighted average dilutive share equivalents:
Share options and restricted shares/units, and performance restricted share units	1,515,126	2,657,809	1,449,883	2,858,347
Diluted weighted average shares	130,364,919	152,375,294	137,050,159	153,834,120

Basic net income per share (1)	$1.74	$2.15	$4.79	$4.91
Diluted net income per share (1)	$1.72	$2.11	$4.74	$4.82

(1)Basic and diluted net income per share are calculated using unrounded numbers.
During the three and nine months ended December 31, 2022, share equivalents of 187,547 shares and 546,607 shares, respectively, have been excluded from the above calculations due to their anti-dilutive effect. Share equivalents of 208,168 shares and 411,394 shares have been excluded from the above calculations for the three and nine months ended December 25, 2021, respectively, due to their anti-dilutive effect.
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
Gift Cards. The Company sells gift cards that can be redeemed for merchandise, resulting in a contract liability upon issuance. Revenue is recognized when the gift card is redeemed or upon “breakage” for the estimated portion of gift cards that are not expected to be redeemed. “Breakage” revenue is calculated under the proportional redemption methodology, which considers the historical patterns of redemption in jurisdictions where the Company is not required to remit the value of the unredeemed gift cards as unclaimed property. The contract liability related to gift cards, net of estimated “breakage”, of $15 million and $13 million as of December 31, 2022 and April 2, 2022, respectively, is included within accrued expenses and other current liabilities in the Company’s consolidated balance sheet.
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

As of December 31, 2022, contractually guaranteed minimum fees from the Company’s license agreements expected to be recognized as revenue during future periods were as follows (in millions):

Contractually Guaranteed Minimum Fees
Remainder of Fiscal 2023	$8
Fiscal 2024	31
Fiscal 2025	31
Fiscal 2026	28
Fiscal 2027	24
Fiscal 2028 and thereafter	44
Total	$166
Sales Returns
The refund liability recorded as of December 31, 2022 was $64 million, and the related asset for the right to recover returned product as of December 31, 2022 was $15 million. The refund liability recorded as of April 2, 2022 was $52 million, and the related asset for the right to recover returned product as of April 2, 2022 was $15 million.
Contract Balances
Total contract liabilities were $20 million and $30 million as of December 31, 2022 and April 2, 2022, respectively. For the three and nine months ended December 31, 2022, the Company recognized $3 million and $11 million respectively, in revenue which related to contract liabilities that existed at April 2, 2022. For the three and nine months ended December 25, 2021, the Company recognized $1 million and $9 million, respectively, in revenue which related to contract liabilities that existed at March 27, 2021. There were no material contract assets recorded as of December 31, 2022 and April 2, 2022.
There were no changes in historical variable consideration estimates that were materially different from actual results.

Disaggregation of Revenue
The following table presents the Company’s segment revenue disaggregated by geographic location (in millions):

	Three Months Ended		Nine Months Ended
	December 31, 2022	December 25, 2021	December 31, 2022	December 25, 2021
Versace revenue - the Americas	$85	$89	$320	$283
Versace revenue - EMEA	113	99	350	304
Versace revenue - Asia	51	63	162	186
Total Versace	249	251	832	773

Jimmy Choo revenue - the Americas	54	51	151	127
Jimmy Choo revenue - EMEA	70	69	193	175
Jimmy Choo revenue - Asia	44	58	138	155
Total Jimmy Choo	168	178	482	457

Michael Kors revenue - the Americas	777	814	2,045	1,960
Michael Kors revenue - EMEA	212	237	616	616
Michael Kors revenue - Asia	106	129	309	356
Total Michael Kors	1,095	1,180	2,970	2,932

Total revenue - the Americas	916	954	2,516	2,370
Total revenue - EMEA	395	405	1,159	1,095
Total revenue - Asia	201	250	609	697
Total revenue	$1,512	$1,609	$4,284	$4,162
See Note 3 in the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 2022 for a complete disclosure of the Company’s revenue recognition policy.

4. Receivables, net
Receivables, net, consist of (in millions):

	December 31, 2022	April 2, 2022
Trade receivables (1)	$405	$461
Receivables due from licensees	23	17
	428	478
Less: allowances	(56)	(44)
Total receivables, net	$372	$434

(1)As of December 31, 2022 and April 2, 2022, $92 million and $83 million, respectively, of trade receivables were insured.
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

The Company’s allowance for credit losses is determined through analysis of periodic aging of receivables and assessments of collectibility based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers and the impact of general economic conditions. The past due status of a receivable is based on its contractual terms. Amounts deemed uncollectible are written off against the allowance when it is probable the amounts will not be recovered. Allowance for credit losses was $6 million and $10 million as of December 31, 2022 and April 2, 2022, respectively. The Company had immaterial credit losses for the three months ended December 31, 2022 and $2 million for the nine months ended December 31, 2022. The Company had $3 million of credit losses for the three months ended December 25, 2021 and $2 million for the nine months ended December 25, 2021.

5. Property and Equipment, net
Property and equipment, net, consists of (in millions):

	December 31, 2022	April 2, 2022
Leasehold improvements	$568	$575
Computer equipment and software	224	212
Furniture and fixtures	213	218
Equipment	100	81
Building	47	48
In-store shops	41	47
Land	18	19
Total property and equipment, gross	1,211	1,200
Less: accumulated depreciation and amortization	(756)	(790)
Subtotal	455	410
Construction-in-progress	91	66
Total property and equipment, net	$546	$476
Depreciation and amortization of property and equipment for the three and nine months ended December 31, 2022 was $32 million and $97 million, respectively. Depreciation and amortization of property and equipment was $34 million and $109 million for the three and nine months ended December 25, 2021, respectively. The Company recorded no property and equipment impairment charges for the three months ended December 31, 2022 and $2 million in property and equipment impairment charges for the nine months ended December 31, 2022. The Company recorded no property and equipment impairment charges for the three months ended December 25, 2021 and $3 million for the nine months ended December 25, 2021.

6. Intangible Assets and Goodwill

The following table details the carrying values of the Company’s intangible assets and goodwill (in millions):

	December 31, 2022	April 2, 2022
Definite-lived intangible assets:
Reacquired rights	$400	$400
Trademarks	23	23
Customer relationships (1)	391	414
Gross definite-lived intangible assets	814	837
Less: accumulated amortization	(256)	(228)
Net definite-lived intangible assets	558	609

Indefinite-lived intangible assets:
Jimmy Choo brand (2)	297	321
Versace brand (1)	888	917
Net indefinite-lived intangible assets	1,185	1,238

Total intangible assets, excluding goodwill	$1,743	$1,847

Goodwill (3)	$1,358	$1,418

(1)The change in the carrying value since April 2, 2022 reflects the impact of foreign currency translation.
(2)Includes accumulated impairment of $249 million as of December 31, 2022 and April 2, 2022. The change in the carrying value since April 2, 2022 reflects the impact of foreign currency translation.
(3)Includes accumulated impairment of $265 million related to the Jimmy Choo reporting units as of December 31, 2022 and April 2, 2022. The change in the carrying value since April 2, 2022 reflects the impact of foreign currency translation.
Amortization expense for the Company’s definite-lived intangible assets for the three and nine months ended December 31, 2022 was $11 million and $34 million, respectively. Amortization expense for the Company’s definite-lived intangible assets for the three and nine months ended December 25, 2021 was $13 million and $37 million, respectively.

7. Current Assets and Current Liabilities
Prepaid expenses and other current assets consist of the following (in millions):

	December 31, 2022	April 2, 2022
Prepaid taxes	$162	$86
Prepaid contracts	24	15
Other accounts receivables	9	17
Interest receivable related to net investment hedges	3	13
Other	45	61
Total prepaid expenses and other current assets	$243	$192

Accrued expenses and other current liabilities consist of the following (in millions):

	December 31, 2022	April 2, 2022
Other taxes payable	$81	$61
Return liabilities	64	52
Accrued capital expenditures	51	39
Accrued advertising and marketing	32	21
Accrued rent (1)	21	20
Professional services	19	15
Gift cards and retail store credits	15	17
Accrued litigation	11	13
Accrued interest	8	10
Accrued purchases and samples	7	11
Charitable donations (2)	—	10
Other	104	82
Total accrued expenses and other current liabilities	$413	$351

(1)The accrued rent balance relates to variable lease payments.
(2)The charitable donations balance relates to a $10 million unconditional pledge to The Versace Foundation as of April 2, 2022 which was paid during the third quarter ended December 31, 2022.

8. Restructuring and Other Charges
Restructuring Charges - Capri Retail Store Optimization Program
During Fiscal 2022, the Company completed its plan to close certain retail stores as part of its Capri Retail Store Optimization Program.
During the three and nine months ended December 25, 2021, the Company closed 13 and 39 of its retail stores, respectively, which were incorporated into the Capri Retail Store Optimization Program. Net restructuring charges recorded in connection with the Capri Retail Store Optimization Program during the three and nine months ended December 25, 2021 were $10 million and $6 million, respectively.
Other Charges
During the three and nine months ended December 31, 2022, the Company recorded costs of $5 million and $11 million, respectively, primarily related to equity awards associated with the acquisition of Versace. During the three and nine months ended December 25, 2021, the Company recorded costs of $4 million and $19 million, respectively, primarily related to equity awards associated with the acquisition of Versace.

9. Debt Obligations
The following table presents the Company’s debt obligations (in millions):

	December 31, 2022	April 2, 2022
Revolving Credit Facilities	$580	$175
Versace Term Loan	482	—
Senior Notes due 2024	450	450
2018 Term Loan	—	497
Other	31	42
Total debt	1,543	1,164
Less: Unamortized debt issuance costs	2	3
Less: Unamortized discount on senior notes	1	1
Total carrying value of debt	1,540	1,160
Less: Short-term debt	19	29
Total long-term debt	$1,521	$1,131
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
Borrowings under the 2022 Credit Facility bear interest, at the Company’s option, at the following rates:
•For loans denominated in U.S. Dollars, (A) an alternate base rate, which is the greatest of (a) the prime rate publicly announced from time to time by JPMorgan Chase, (b) the greater of the federal funds effective rate and the Federal Reserve Bank of New York overnight bank funding rate and zero, plus 50 basis points, and (c) the greater of term Secured Overnight Financing Rate (“SOFR”) for an interest period of one month plus 10 basis points and zero, plus 100 basis points, (B) the greater of term SOFR for the applicable interest period plus 10 basis points (“Adjusted Term SOFR”) and zero or (C) the greater of daily simple SOFR plus 10 basis points and zero;
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
The 2022 Credit Facility provides for an annual administration fee and a commitment fee equal to 7.5 basis points to 17.5 basis points per annum, which was 15.0 basis points as of December 31, 2022. The fees are based on the Company’s public debt ratings and/or net leverage ratio, applied to the average daily unused amount of the 2022 Credit Facility.

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

On December 5, 2022, Gianni Versace S.r.l., a wholly owned subsidiary of Capri Holdings Limited, entered into a credit facility with Intesa Sanpaolo S.p.A., Banco Nazionale del Lavoro S.p.A., and UniCredit S.p.A., as arrangers and lenders, and Intesa Sanpaolo S.p.A., as agent, which provides a senior unsecured term loan (the “Versace Term Loan”) in an aggregate principal amount of €450 million (approximately $482 million). The Versace Term Loan is not subject to required amortization and matures on December 5, 2025. The Company provides an unsecured guaranty of the Versace Term Loan.

The Versace Term Loan bears interest at a rate per annum equal to the greater of EURIBOR for the applicable interest period and zero, plus a margin of 1.35%.

The Versace Term Loan may be prepaid without premium or penalty other than customary “breakage” costs. The Versace Term Loan requires the Company to maintain a net leverage ratio as of the end of each fiscal quarter of no greater than 4.0 to 1.0. Such net leverage ratio is calculated as the ratio of the sum of total indebtedness as of the date of the measurement plus the capitalized amount of all operating lease obligations, minus unrestricted cash and cash equivalents not to exceed $200 million, to Consolidated EBITDAR for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined as consolidated net income plus provision for taxes based on income, profits or capital, net interest expense, depreciation and amortization expense, consolidated rent expense and other non-cash losses, charge and expenses, subject to certain additions and deductions. The Versace Term Loan also includes covenants that limit additional financial indebtedness, liens, acquisitions, loans and guarantees, restricted payments and mergers of GIVI Holding S.r.l., Gianni Versace S.r.l. and their respective subsidiaries.

The Versace Term Loan contains events of default customary for financings of this type, including, but not limited to payment defaults, material inaccuracy of representations and warranties, covenant defaults, cross-defaults to material financial indebtedness, certain events of bankruptcy or insolvency, illegality or repudiation of any loan document under the Versace Term Loan or any failure thereof to be in full force and effect, and changes of control. If such an event of default occurs and is continuing, the lenders under the Versace Term Loan would be entitled to take various actions, including, but not limited to, accelerating amounts outstanding under the Versace Term Loan.
As of December 31, 2022, and the date these financial statements were issued, the Company was in compliance with all covenants related to the 2022 Credit Facility and the Versace Term Loan.
As of December 31, 2022, the Company had $580 million of borrowings outstanding under the 2022 Revolving Credit Facility. The Company had $175 million of borrowings outstanding under revolver in the 2018 Credit Facility as of April 2, 2022. In addition, stand-by letters of credit of $15 million and $21 million were outstanding as of both December 31, 2022 and April 2, 2022, respectively. At December 31, 2022, the amount available for future borrowings under the 2022 Revolving Credit Facility was $905 million. The amount available for future borrowings under the revolver in the 2018 Credit Facility was $804 million as of April 2, 2022.

As of December 31, 2022, the carrying value of the Versace Term Loan was $481 million, which was recorded within long-term debt in the Company’s consolidated balance sheets. As of December 31, 2022, the Company no longer had an outstanding balance related to the 2018 Term Loan. As of April 2, 2022, the carrying value of the 2018 Term Loan was $495 million, which was recorded within long-term debt in the Company’s consolidated balance sheets.
The Company had $6 million and $3 million of deferred financing fees related to Revolving Credit Facilities as of December 31, 2022 and April 2, 2022, respectively, and are recorded within other assets in the Company’s consolidated balance sheets. The Company had $1 million of deferred financing fees related to the Versace Term Loan and $2 million of deferred financing fees related to the 2018 Term Loan as of December 31, 2022 and April 2, 2022, respectively, which are both recorded within long-term debt in the Company’s consolidated balance sheets.
The Company offers a supplier financing program which enables suppliers, at their sole discretion, to sell their receivables (i.e., the Company’s payment obligations to suppliers) to a financial institution on a non-recourse basis in order to be paid earlier than current payment terms provide. The Company’s obligations, including the amount due and scheduled payment dates, are not impacted by a suppliers’ decision to participate in this program. The Company does not reimburse suppliers for any costs they incur to participate in the program and their participation is voluntary. The amount outstanding under this program as of December 31, 2022 and April 2, 2022 was $18 million and $21 million, respectively, and is presented as short-term debt in the Company’s consolidated balance sheets.
During Fiscal 2022, the Company's subsidiary, Versace, entered into an agreement with Banco BPM Banking Group (“the Bank”) to sell certain tax receivables to the Bank in exchange for cash. The arrangement was determined to be a financing arrangement as the de-recognition criteria for the receivables was not met at the time of the cash receipt from the Bank. As of December 31, 2022, the outstanding balance was $11 million, with $1 million and $10 million recorded within short-term debt and long-term debt in the Company’s consolidated balance sheets, respectively. As of April 2, 2022, the outstanding balance was $18 million, with $8 million and $10 million recorded within short-term debt and long-term debt in the Company’s consolidated balance sheets, respectively.
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

At December 31, 2022 and April 2, 2022, the fair values of the Company’s derivative contracts were determined using broker quotations, which were calculations derived from observable market information: the applicable currency rates at the balance sheet date and those forward rates particular to the contract at inception. The Company makes no adjustments to these broker obtained quotes or prices, but assesses the credit risk of the counterparty and would adjust the provided valuations for counterparty credit risk when appropriate. The fair values of the forward contracts are included in prepaid expenses and other current assets, and in accrued expenses and other current liabilities in the consolidated balance sheets, depending on whether they represent assets or liabilities to the Company. The fair value of net investment hedges is included in other assets, and in other long-term liabilities in the consolidated balance sheets, depending on whether they represent assets or liabilities of the Company. See Note 12 for further detail.
All contracts are measured and recorded at fair value on a recurring basis and are categorized in Level 2 of the fair value hierarchy, as shown in the following table (in millions):

	Fair value at December 31, 2022 using:			Fair value at April 2, 2022 using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets:
Forward foreign currency exchange contracts	$—	$—	$—	$—	$4	$—
Net investment hedges	—	—	—	—	44	—
Undesignated derivative contracts	—	—	—	—	4	—
Total derivative assets	$—	$—	$—	$—	$52	$—

Derivative liabilities:
Net investment hedges	$—	$41	$—	$—	$37	$—
Total derivative liabilities	$—	$41	$—	$—	$37	$—
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

	December 31, 2022		April 2, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Revolving Credit Facilities	$580	$580	$175	$175
Versace Term Loan	$481	$481	$—	$—
Senior Notes due 2024	$448	$429	$448	$451
2018 Term Loan	—	—	$495	$490
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
The Company recorded $1 million and $12 million in impairment charges during the three and nine months ended December 31, 2022, respectively. The Company recorded $10 million and $43 million in impairment charges during the three and nine months ended December 25, 2021, respectively. The following table details the carrying values and fair values of the Company’s assets that have been impaired during the three and nine months ended December 31, 2022 and the three and nine months ended December 25, 2021 (in millions):

	Three Months Ended December 31, 2022			Nine Months Ended December 31, 2022
	Carrying Value Prior to Impairment	Fair Value	Impairment Charge	Carrying Value Prior to Impairment	Fair Value	Impairment Charge
Operating Lease Right-of-Use Assets	$2	$1	$1	$27	$17	$10
Property and Equipment	—	—	—	3	1	2
Total	$2	$1	$1	$30	$18	$12

	Three Months Ended December 25, 2021			Nine Months Ended December 25, 2021
	Carrying Value Prior to Impairment	Fair Value	Impairment Charge(1)	Carrying Value Prior to Impairment	Fair Value	Impairment Charge(1)
Operating Lease Right-of-Use Assets	$10	$—	$10	$93	$53	$40
Property and Equipment	—	—	—	4	1	3
Total	$10	$—	$10	$97	$54	$43

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

During the second quarter of Fiscal 2023, the Company received $343 million from the termination of Euro Net Investment Hedges and the modification of Japanese Yen Net Investment Hedges.

During the third quarter of Fiscal 2023, the Company entered into multiple fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of €1 billion (approximately $1.07 billion) to hedge its net investment in GBP denominated subsidiaries (the “GBP Net Investment Hedges”). Under the terms of these contracts, the Company will exchange the semi-annual fixed rate payments on GBP denominated debt for fixed rate payments of 0% in Euro. These contracts have maturity dates between November 2024 and November 2027 and are designated as net investment hedges.
As of December 31, 2022, the Company had Japanese Yen Net Investment Hedges with aggregate notional amounts of $294 million. Under the terms of these contracts, the Company will exchange the semi-annual fixed rate payments on U.S. denominated debt for fixed rate payments of 0% to 2.665% in Japanese Yen. These contracts have maturity dates between May 2027 and February 2051 and are designated as net investment hedges.
Certain of these contracts are supported by a credit support annex (“CSA”) which provides for collateral exchange with the earliest effective date being September 2027. If the outstanding position of a contract exceeds a certain threshold governed by the aforementioned CSA’s, either party is required to post cash collateral.
When a cross-currency swap is used as a hedging instrument in a net investment hedge assessed under the spot method, the cross-currency basis spread is excluded from the assessment of hedge effectiveness and is recognized as a reduction in interest expense in the Company’s consolidated statements of operations and comprehensive income. Accordingly, the Company recorded interest income of $4 million and $32 million during the three and nine months ended December 31, 2022, respectively. Additionally, the Company recorded interest income of $17 million and $44 million during the three and nine months ended December 25, 2021, respectively.
The following table details the fair value of the Company’s derivative contracts, which are recorded on a gross basis in the consolidated balance sheets as of December 31, 2022 and April 2, 2022 (in millions):

			Fair Value
	Notional Amounts		Assets			Liabilities
	December 31, 2022	April 2, 2022	December 31, 2022	April 2, 2022		December 31, 2022		April 2, 2022
Designated forward foreign currency exchange contracts	$18	$119	$—	$4	(1)	$—		$—
Designated net investment hedges	1,364	4,194	—	44	(2)	41	(3)	37	(3)
Total designated hedges	1,382	4,313	—	48		41		37
Undesignated derivative contracts (4)	—	38	—	4		—		—
Total	$1,382	$4,351	$—	$52		$41		$37

(1)Recorded within prepaid expenses and other current assets in the Company’s consolidated balance sheets.
(2)Recorded within other assets in the Company’s consolidated balance sheets.
(3)Recorded within other long-term liabilities in the Company’s consolidated balance sheets.

(4)Represents undesignated hedges of inventory purchases.
The Company records and presents the fair values of all of its derivative assets and liabilities in its consolidated balance sheets on a gross basis, as shown in the previous table. However, if the Company were to offset and record the asset and liability balances for its derivative instruments on a net basis in accordance with the terms of its master netting arrangements, which provide for the right to set-off amounts for similar transactions denominated in the same currencies, the resulting impact as of December 31, 2022 and April 2, 2022 would be as follows (in millions):

	Forward Currency Exchange Contracts		Net Investment Hedges
	December 31, 2022	April 2, 2022	December 31, 2022	April 2, 2022
Assets subject to master netting arrangements	$—	$8	$—	$44
Liabilities subject to master netting arrangements	$—	$—	$41	$37
Derivative assets, net	$—	$8	$—	$42
Derivative liabilities, net	$—	$—	$41	$35
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
The following table summarizes the pre-tax impact of the gains on the Company’s designated forward foreign currency exchange contracts and net investment hedges (in millions):

	Three Months Ended		Nine Months Ended
	December 31, 2022	December 25, 2021	December 31, 2022	December 25, 2021
	Pre-Tax Losses Recognized in OCI	Pre-Tax Gains Recognized in OCI	Pre-Tax Gains Recognized in OCI	Pre-Tax Gains Recognized in OCI
Designated forward foreign currency exchange contracts	$(3)	$5	$8	$7
Designated net investment hedges	$(33)	$155	$332	$327
Designated interest rate swaps	$—	$1	$—	$1

The following tables summarize the pre-tax impact of the gains and losses within the consolidated statements of operations and comprehensive income related to the designated forward foreign currency exchange contracts for the three and nine months ended December 31, 2022 and December 25, 2021 (in millions):

	Three Months Ended
	Pre-Tax (Gain) Loss Reclassified from Accumulated OCI		Location of (Gain) Loss Recognized
	December 31, 2022	December 25, 2021
Designated forward foreign currency exchange contracts	$(3)	$—	Cost of goods sold

	Nine Months Ended
	Pre-Tax (Gain) Loss Reclassified from Accumulated OCI		Location of (Gain) Loss Recognized
	December 31, 2022	December 25, 2021
Designated forward foreign currency exchange contracts	$(10)	$2	Cost of goods sold
The Company expects that substantially all of the amounts currently recorded in accumulated other comprehensive income for its forward foreign currency exchange contracts will be reclassified into earnings during the next 12 months, based upon the timing of inventory purchases and turnover.
Undesignated Hedges
During the three months ended December 31, 2022, there was no gain recognized within foreign currency (gain) loss in the Company’s consolidated statements of operations and comprehensive income, while during the nine months ended December 31, 2022, a $2 million gain was recognized within foreign currency (gain) loss in the Company’s consolidated statements of operations and comprehensive income as a result of the changes in the fair value of undesignated forward foreign currency exchange contracts. During the three and nine months ended December 25, 2021, a $1 million gain was recognized within foreign currency (gain) loss in the Company’s consolidated statements of operations and comprehensive income as a result of the changes in the fair value of undesignated forward foreign currency exchange contracts.

13. Shareholders’ Equity
Share Repurchase Program
During the first quarter of Fiscal 2022, the Company reinstated its $500 million share repurchase program, which was previously suspended during the first quarter of Fiscal 2021 in response to the impact of the COVID-19 pandemic and the provisions of the Second Amendment of the 2018 Credit Facility. Subsequently, on November 3, 2021, the Company announced that its Board of Directors had terminated the Company’s existing $500 million share repurchase program (the “Prior Plan”), which had $250 million of availability remaining at the time, and authorized a new share repurchase program (the “Fiscal 2022 Plan”) pursuant to which the Company was permitted, from time to time, to repurchase up to $1.0 billion of its outstanding ordinary shares within a period of two years from the effective date of the program.
On June 1, 2022, the Company announced that its Board of Directors had terminated the Fiscal 2022 Plan, with $500 million of availability remaining, and authorized a new share repurchase program (the “Fiscal 2023 Plan”) pursuant to which the Company was permitted, from time to time, to repurchase up to $1.0 billion of its outstanding ordinary shares within a period of two years from the effective date of the program.
On November 9, 2022, the Company announced that its Board of Directors approved a new share repurchase program (the “Existing Share Repurchase Plan”) of up to $1 billion of its outstanding ordinary shares, providing additional capacity to return cash to shareholders over the longer term. This new two-year program replaced the Fiscal 2023 Plan which had $250 million of availability remaining. Share repurchases may be made in open market or privately negotiated transactions and/or pursuant to Rule 10b5-1 trading plans, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors. The program may be suspended or discontinued at any time.

During the nine months ended December 31, 2022, the Company purchased 18,921,459 shares for a total cost of approximately $950 million, including commissions, through open market transactions, with 15,479,200 shares purchased for a total cost of $750 million including commissions under the Fiscal 2023 plan and 3,442,259 shares purchased for a total cost of $200 million under the Existing Share Repurchase Plan. As of December 31, 2022, the remaining availability under the Company’s Existing Share Repurchase Plan was $800 million.
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
The Company also has in place a “withhold to cover” repurchase program, which allows the Company to withhold ordinary shares from certain executive officers and directors to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards. During the nine month periods ended December 31, 2022 and December 25, 2021, the Company withheld 300,722 shares and 193,322 shares, respectively, with a fair value of $14 million and $10 million, respectively, in satisfaction of minimum tax withholding obligations relating to the vesting of restricted share awards.
Accumulated Other Comprehensive Income
The following table details changes in the components of accumulated other comprehensive income (“AOCI”), net of taxes, for the nine months ended December 31, 2022 and December 25, 2021, respectively (in millions):

	Foreign Currency Adjustments (1)	Net Gain (Loss) on Derivatives (2)	Other Comprehensive Income (Loss) Attributable to Capri
Balance at April 2, 2022	$184	$10	$194
Other comprehensive (loss) income before reclassifications	(87)	8	(79)
Less: amounts reclassified from AOCI to earnings	—	10	10
Other comprehensive (loss) income, net of tax	(87)	(2)	(89)
Balance at December 31, 2022	$97	$8	$105

Balance at March 27, 2021	$57	$(1)	$56
Other comprehensive income before reclassifications	148	7	155
Less: amounts reclassified from AOCI to earnings	—	(2)	(2)
Other comprehensive income, net of tax	148	9	157
Balance at December 25, 2021	$205	$8	$213

(1)Foreign currency translation adjustments for the nine months ended December 31, 2022 primarily include a net $310 million translation loss partially offset by a $219 million gain, net of taxes of $113 million, relating to the Company’s net investment hedges. Foreign currency translation adjustments for the nine months ended December 25, 2021 primarily include a $249 million gain, net of taxes of $78 million, relating to the Company’s net investment hedges, and a net $102 million translation loss.
(2)Reclassified amounts primarily relate to the Company’s forward foreign currency exchange contracts for inventory purchases and are recorded within cost of goods sold in the Company’s consolidated statements of operations and comprehensive income. All tax effects were not material for the periods presented.

14. Share-Based Compensation
The Company grants equity awards to certain employees and directors of the Company at the discretion of the Company’s Compensation and Talent Committee. The Company has two equity plans, one stock option plan adopted in Fiscal 2008 (as amended and restated, the “2008 Plan”), and an Omnibus Incentive Plan adopted in the third fiscal quarter of Fiscal 2012 and amended and restated with shareholder approval in May 2015, and again in June 2020 (the “Incentive Plan”). The 2008 Plan only provided for grants of share options and was authorized to issue up to 23,980,823 ordinary shares. As of December 31, 2022, there were no shares available to grant equity awards under the 2008 Plan.
The Incentive Plan allows for grants of share options, restricted shares and RSUs, and other equity awards, and authorizes a total issuance of up to 22,471,000 ordinary shares after amendments in August 2022. At December 31, 2022, there were 6,151,690 ordinary shares available for future grants of equity awards under the Incentive Plan. Option grants issued from the 2008 Plan generally expire ten years from the date of the grant, and those issued under the Incentive Plan generally expire seven years from the date of the grant.
The following table summarizes the Company’s share-based compensation activity during the nine months ended December 31, 2022:

	Options	Service-Based RSUs	Performance-Based RSUs
Outstanding/Unvested at April 2, 2022	355,448	3,827,700	210,192
Granted	—	1,783,479	152,921
Exercised/Vested	(120,873)	(1,527,843)	(197,874)
Canceled/Forfeited	(4,900)	(395,951)	—
Outstanding/Unvested at December 31, 2022	229,675	3,687,385	165,239
The weighted average grant date fair value of service-based and performance-based RSUs granted during the nine months ended December 31, 2022 was $48.39 and $47.41, respectively. The weighted average grant date fair value of service-based RSUs granted during the nine months ended December 25, 2021 was $51.75.
Share-Based Compensation Expense
The following table summarizes compensation expense attributable to share-based compensation for the three and nine months ended December 31, 2022 and December 25, 2021 (in millions):

	Three Months Ended		Nine Months Ended
	December 31, 2022	December 25, 2021	December 31, 2022	December 25, 2021
Share-based compensation expense	$16	$13	$60	$69
Tax benefit related to share-based compensation expense	$2	$1	$9	$12
Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on historical forfeiture rates. The estimated value of future forfeitures for equity awards as of December 31, 2022 is approximately $12 million.
See Note 16 in the Company’s Fiscal 2022 Annual Report on Form 10-K for additional information relating to the Company’s share-based compensation awards.

15. Income Taxes

The Company’s effective tax rate for the three and nine months ended December 31, 2022 was 1.3% and 9.2%, respectively. For both periods, such rates differ from the United Kingdom (“U.K.”) federal statutory rate of 19% primarily due to the impact of global financing activities and the release of a valuation allowance on UK deferred tax assets.

The Company’s effective tax rate for the three and nine months ended December 25, 2021 was 5.6% and 6.8%, respectively. Such rates differ from the United Kingdom (“U.K.”) federal statutory rate of 19% primarily due to the favorable effect of a net operating loss carryback claim made in the United States as a result of COVID-19 related losses generated in the prior fiscal year and the impact of global financing activities partially offset by the increases in uncertain tax positions during the three and nine months ended December 25, 2021. The tax rate for the nine months ended December 25, 2021 also benefited from enacted tax legislation in Italy which allowed the Company to reduce its deferred tax liabilities by allowing a step up of certain intangible assets resulting in lower future cash taxes partially offset by the impact of tax rate changes in the United Kingdom on the Company’s net deferred tax liabilities.

The global financing activities are related to the Company’s 2014 move of its principal executive office from Hong Kong to the U.K. and decision to become a U.K. tax resident. In connection with this decision, the Company funded its international growth strategy through intercompany debt financing arrangements. These debt financing arrangements reside between certain of our U.S., U.K. and Hungarian subsidiaries. Due to the difference in the statutory income tax rates between these jurisdictions, the Company realized lower effective tax rates for the three and nine months ended December 31, 2022.

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
The following table presents the key performance information of the Company’s reportable segments (in millions):

	Three Months Ended		Nine Months Ended
	December 31, 2022	December 25, 2021	December 31, 2022	December 25, 2021
Total revenue:
Versace	$249	$251	$832	$773
Jimmy Choo	168	178	482	457
Michael Kors	1,095	1,180	2,970	2,932
Total revenue	$1,512	$1,609	$4,284	$4,162

Income from operations:
Versace	$24	$32	$138	$135
Jimmy Choo	18	16	45	28
Michael Kors	251	335	721	795
Total segment income from operations	293	383	904	958
Less: Corporate expenses	(56)	(37)	(171)	(123)
Impairment of assets (1)	(1)	—	(12)	(33)
Restructuring and other charges	(5)	(14)	(11)	(25)
COVID-19 related charges	2	(1)	6	7
Impact of war in Ukraine	3	—	3	—
Total income from operations	$236	$331	$719	$784

(1)Impairment of assets during the nine months ended December 31, 2022 and December 25, 2021, respectively, primarily related to operating lease right-of-use assets at certain Michael Kors store locations.

Depreciation and amortization expense for each segment are as follows (in millions):

	Three Months Ended		Nine Months Ended
	December 31, 2022	December 25, 2021	December 31, 2022	December 25, 2021
Depreciation and amortization:
Versace	$12	$13	$36	$39
Jimmy Choo	7	8	21	23
Michael Kors	22	26	70	84
Corporate	2	—	4	—
Total depreciation and amortization	$43	$47	$131	$146

Total revenue (based on country of origin) by geographic location are as follows (in millions):

	Three Months Ended		Nine Months Ended
	December 31, 2022	December 25, 2021	December 31, 2022	December 25, 2021
Revenue:
The Americas (United States, Canada and Latin America) (1)	$916	$954	$2,516	$2,370
EMEA	395	405	1,159	1,095
Asia	201	250	609	697
Total revenue	$1,512	$1,609	$4,284	$4,162

(1)Total revenue earned in the U.S. was $840 million and $2.312 billion, respectively, for the three and nine months ended December 31, 2022. Total revenue earned in the U.S. was $885 million and $2.207 billion, respectively, for the three and nine months ended December 25, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis (“MD&A”) of our Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto included as part of this interim report. Forward-looking statements are prospective in nature and are not based on historical facts, but rather on current expectations and projections of the management of the Company about future events, and are therefore subject to risks and uncertainties which could cause actual results to differ materially from the future results expressed or implied by the forward-looking statements. All statements other than statements of historical facts included herein, may be forward-looking statements. Forward-looking statements include information concerning the Company’s goals, future plans and strategies, including with respect to ESG goals, initiatives and ambitions as well as the Company’s possible or assumed future results of operations, including descriptions of its business strategy. Without limitation, any statements preceded or followed by or that include the words “plans”, “believes”, “expects”, “intends”, “will”, “should”, “could”, “would”, “may”, “anticipates”, “might” or similar words or phrases, are forward-looking statements. These forward-looking statements are not guarantees of future financial performance. Such forward-looking statements involve known and unknown risks and uncertainties that could significantly affect expected results and are based on certain key assumptions, which could cause actual results to differ materially from those projected or implied in any forward-looking statements. These risks, uncertainties and other factors include the effect of the COVID-19 pandemic and its potential material and significant impact on the Company’s future financial and operational results, including that our estimates could materially differ if retail stores are forced to close, or if there are further supply chain disruptions, including production delays and increased costs, changes in consumer traffic and retail trends; higher consumer debt levels, recession and inflationary pressures; levels of cash flow and future availability of credit, compliance with restrictive covenants under the Company’s credit agreement, the Company’s ability to integrate successfully and to achieve anticipated benefits of any acquisition and to successfully execute our growth strategies; the risk of disruptions to the Company’s businesses; risks associated with operating in international markets and our global sourcing activities; the risk of cybersecurity threats and privacy or data security breaches; the negative effects of events on the market price of the Company’s ordinary shares and its operating results; significant transaction costs; unknown liabilities; the risk of litigation and/or regulatory actions related to the Company’s businesses; fluctuations in demand for the Company’s products; levels of indebtedness (including the indebtedness incurred in connection with acquisitions); the timing and scope of future share buybacks, which may be made in open market or privately negotiated transactions and/or pursuant to Rule 10b5-1 trading plans, and are subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors, and such share repurchases may be suspended or discontinued at any time; the level of other investing activities and uses of cash; loss of market share and industry competition; fluctuations in the capital markets; fluctuations in interest and exchange rates; the occurrence of unforeseen epidemics and pandemics, disasters or catastrophes; extreme weather conditions and natural disasters; political or economic instability in principal markets; adverse outcomes in litigation; and general, local and global economic, political, business and market conditions including acts of war and other geopolitical conflicts, as well as those risks set forth in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended April 2, 2022, filed with the Securities and Exchange Commission on June 1, 2022.

Overview
Our Business

Capri Holdings is a global fashion luxury group consisting of iconic, founder-led brands Versace, Jimmy Choo and Michael Kors. Our commitment to glamorous style and craftsmanship is at the heart of each of our luxury brands. We have built our reputation on designing exceptional, innovative products that cover the full spectrum of fashion luxury categories. Our strength lies in the unique DNA and heritage of each of our brands, the diversity and passion of our people and our dedication to the clients and communities we serve.
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
Certain Factors Affecting Financial Condition and Results of Operations
Macroeconomic conditions and inflationary pressures. Our business is affected by global economic conditions and the related impact on levels of consumer spending worldwide. While our business in Russia and Ukraine represented less than 1% of our total net sales for Fiscal 2022, the war in Ukraine that began in February 2022 has created significant economic uncertainty in the region. We stopped all wholesale shipments to Russia and our third-party partners are winding down retail operations in Russia, including through the closure of our retail stores in the territory. The war has also caused broader macroeconomic implications that we expect to continue for the foreseeable future, including the continued weakening of the Euro against the US dollar and other foreign currency volatility, increases in fuel prices, volatility in the financial markets and a decline in consumer spending which may negatively impact our business, financial condition, and results of operations for Fiscal 2023. In addition, inflationary pressures, including increased labor, raw materials, and freight costs are adversely impacting our earnings. Purchases of discretionary luxury items, such as the accessories, footwear and apparel that we produce, tend to decline when disposable income is lower or when there are recessions, inflationary pressures or other economic uncertainty.
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

Luxury goods trends and demand for our accessories and related merchandise. Our performance is affected by trends in the luxury goods industry, global consumer spending, macroeconomic factors, overall levels of consumer travel and spending on discretionary items as well as shifts in demographics and changes in lifestyle preferences. Through 2019, the personal luxury goods market grew at a mid-single digit rate over the past 20 years. However, in 2020, due to the impact of the COVID-19 crisis, the personal luxury goods market declined 22%. The personal luxury goods market experienced a strong rebound in 2021, with sales exceeding pre-pandemic levels. Market studies forecast the personal luxury goods industry will increase at low-double-digit compound annual growth rate between 2020 and 2025. Future growth is expected to be driven by e-commerce, Chinese consumers and younger generations; however, growth may be limited by concerns over inflation, the possibility of a global recession, foreign currency volatility or worsening economic conditions.

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

Disruptions or delays in shipping and distribution and other supply chain constraints. We have been experiencing global logistics challenges, including delays as a result of port congestion, vessel availability, container shortages and temporary factory closures which may continue during Fiscal 2023. Any future disruptions in our shipping and distribution network, including impacts on our supply chain due to temporary closures of our manufacturing partners and shipping and fulfillment constraints and increased transportation costs, could have a negative impact on our results of operations. See Item 1A — “Risk Factors” — “We primarily use foreign manufacturing contractors and independent third-party agents to source our finished goods and our business is subject to risks inherent in global sourcing activities, including disruptions or delays in manufacturing or shipments” of our Annual Report on Form 10-K for the fiscal year ended April 2, 2022 for additional discussion.
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
Michael Kors
We generate revenue through the sale of Michael Kors products through four primary Michael Kors retail store formats: “Collection” stores, “Lifestyle” stores (including concessions), outlet stores and e-commerce, through which we sell our products, as well as licensed products bearing our name, directly to consumers throughout the Americas, certain parts of EMEA and certain parts of Asia. Our Michael Kors e-commerce business includes e-commerce sites in the United States, Canada, EMEA and Asia. We also sell Michael Kors products directly to department stores, primarily located across the Americas and EMEA, to specialty stores and travel retail shops in the Americas, Europe and Asia, and to our geographic licensees in certain parts of EMEA, Asia and Brazil. In addition, revenue is generated through product and geographic licensing arrangements, which allow third parties to use the Michael Kors brand name and trademarks in connection with the manufacturing and sale of products, including watches, jewelry, fragrances and eyewear, as well as through geographic licensing arrangements, which allow third parties to use the Michael Kors tradename in connection with the retail and/or wholesale sales of our Michael Kors branded products in specific geographic regions.
Unallocated Corporate Expenses
In addition to the reportable segments discussed above, we have certain corporate costs that are not directly attributable to our brands and, therefore, are not allocated to segments. Such costs primarily include certain administrative, corporate occupancy, shared service and information systems expenses, including ERP system implementation costs and Capri transformation program costs. In addition, certain other costs are not allocated to segments, including restructuring and other charges and COVID-19 related charges. The segment structure is consistent with how our chief operating decision maker plans and allocates resources, manages the business and assesses performance. The following table presents our total revenue and income from operations by segment for the three and nine months ended December 31, 2022 and December 25, 2021 (in millions):

	Three Months Ended		Nine Months Ended
	December 31, 2022	December 25, 2021	December 31, 2022	December 25, 2021
Total revenue:
Versace	$249	$251	$832	$773
Jimmy Choo	168	178	482	457
Michael Kors	1,095	1,180	2,970	2,932
Total revenue	$1,512	$1,609	$4,284	$4,162

Income from operations:
Versace	$24	$32	$138	$135
Jimmy Choo	18	16	45	28
Michael Kors	251	335	721	795
Total segment income from operations	293	383	904	958
Less: Corporate expenses	(56)	(37)	(171)	(123)
Impairment of assets (1)	(1)	—	(12)	(33)
Restructuring and other charges	(5)	(14)	(11)	(25)
COVID-19 related charges	2	(1)	6	7
Impact of war in Ukraine	3	—	3	—
Total income from operations	$236	$331	$719	$784

(1)Impairment of assets during the nine months ended December 31, 2022 and December 25, 2021, respectively, primarily related to operating lease right-of-use assets at certain Michael Kors store locations.

The following table presents our global network of retail stores and wholesale doors by brand:

	As of
	December 31, 2022	December 25, 2021
Number of full price retail stores (including concessions):
Versace	161	150
Jimmy Choo	186	184
Michael Kors	520	535
	867	869

Number of outlet stores:
Versace	64	62
Jimmy Choo	56	56
Michael Kors	307	299
	427	417

Total number of retail stores	1,294	1,286

Total number of wholesale doors:
Versace	788	803
Jimmy Choo	517	456
Michael Kors	2,840	2,931
	4,145	4,190
The following table presents our retail stores by geographic location:

	As of			As of
	December 31, 2022			December 25, 2021
	Versace	Jimmy Choo	Michael Kors	Versace	Jimmy Choo	Michael Kors
Store count by region:
The Americas	41	45	328	39	46	346
EMEA	59	72	173	55	74	176
Asia	125	125	326	118	120	312
	225	242	827	212	240	834
Key Consolidated Performance Indicators and Statistics
We use a number of key indicators of operating results to evaluate our performance, including the following (dollars in millions):

	Three Months Ended		Nine Months Ended
	December 31, 2022	December 25, 2021	December 31, 2022	December 25, 2021
Total revenue	$1,512	$1,609	$4,284	$4,162
Gross profit as a percent of total revenue	66.5%	65.1%	66.7%	67.0%
Income from operations	$236	$331	$719	$784
Income from operations as a percent of total revenue	15.6%	20.6%	16.8%	18.8%

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

Results of Operations
Comparison of the three months ended December 31, 2022 with the three months ended December 25, 2021
The following table details the results of our operations for the three months ended December 31, 2022 and December 25, 2021, and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Three Months Ended		$ Change	% Change	% of Total Revenue for the Three Months Ended
	December 31, 2022	December 25, 2021			December 31, 2022	December 25, 2021
Statements of Operations Data:
Total revenue	$1,512	$1,609	$(97)	(6.0)%
Cost of goods sold	507	561	(54)	(9.6)%	33.5%	34.9%
Gross profit	1,005	1,048	(43)	(4.1)%	66.5%	65.1%
Selling, general and administrative expenses	720	656	64	9.8%	47.6%	40.8%
Depreciation and amortization	43	47	(4)	(8.5)%	2.8%	2.9%
Impairment of assets	1	—	1	NM	0.1%	—%
Restructuring and other charges	5	14	(9)	(64.3)%	0.3%	0.9%
Total operating expenses	769	717	52	7.3%	50.9%	44.6%
Income from operations	236	331	(95)	(28.7)%	15.6%	20.6%
Other income, net	(1)	—	(1)	NM	(0.1)%	—%
Interest expense (income), net	12	(7)	19	NM	0.8%	(0.4)%
Foreign currency gain	(3)	(4)	1	(25.0)%	(0.2)%	(0.2)%
Income before income taxes	228	342	(114)	(33.3)%	15.1%	21.3%
Provision for income taxes	3	19	(16)	(84.2)%	0.2%	1.2%
Net income	225	323	(98)	(30.3)%
Less: Net income attributable to noncontrolling interest	—	1	(1)	NM
Net income attributable to Capri	$225	$322	$(97)	(30.1)%

NM Not meaningful
Total Revenue
Total revenue decreased $97 million, or 6.0%, to $1.512 billion for the three months ended December 31, 2022, compared to $1.609 billion for the three months ended December 25, 2021, which included net unfavorable foreign currency effects of approximately $89 million as a result of the strengthening of the U.S. dollar compared to all major currencies in which we operate for the three months ended December 31, 2022. On a constant currency basis, our total revenue decreased $8 million, or 0.5%. The decrease is attributable to lower wholesale revenues throughout the Americas and EMEA and decreased revenues in Greater China due to COVID-19 related disruptions for each of our brands.
Gross Profit
Gross profit decreased $43 million, or 4.1%, to $1.005 billion for the three months ended December 31, 2022, compared to $1.048 billion for the three months ended December 25, 2021, which included net unfavorable foreign currency effects of $60 million. Gross profit as a percentage of total revenue was 66.5% and 65.1% for the three months ended December 31, 2022 and December 25, 2021, respectively. Our gross profit margin increased primarily due to lower supply chain costs for the three months ended December 31, 2022, as compared to the three months ended December 25, 2021.
Total Operating Expenses
Total operating expenses increased $52 million, or 7.3%, to $769 million for the three months ended December 31, 2022, compared to $717 million for the three months ended December 25, 2021. Our operating expenses included a net favorable foreign currency impact of approximately $55 million. Total operating expenses increased to 50.9% as a percentage of total revenue for the three months ended December 31, 2022, compared to 44.6% for the three months ended December 25, 2021. The components that comprise total operating expenses are explained below.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $64 million, or 9.8%, to $720 million for the three months ended December 31, 2022, compared to $656 million for the three months ended December 25, 2021, primarily due to increased marketing and unallocated corporate expenses for the three months ended December 31, 2022.
Selling, general, and administrative expenses as a percentage of total revenue increased to 47.6% for the three months ended December 31, 2022, compared to 40.8% for the three months ended December 25, 2021, primarily due to deleverage of costs on lower revenue for the three months ended December 31, 2022, as compared to the three months ended December 25, 2021.
Unallocated corporate expenses, which are included within selling, general and administrative expenses discussed above, but are not directly attributable to a reportable segment, increased $19 million, or 51.4%, to $56 million for the three months ended December 31, 2022 as compared to $37 million for the three months ended December 25, 2021, primarily due to an increase in professional fees and information technology costs related to the ongoing ERP system implementation and Capri transformation projects.
Depreciation and Amortization
Depreciation and amortization decreased $4 million, or 8.5%, to $43 million for the three months ended December 31, 2022, compared to $47 million for the three months ended December 25, 2021. As a percentage of total revenue, depreciation and amortization decreased to 2.8% for the three months ended December 31, 2022, compared to 2.9% for the three months ended December 25, 2021.
Impairment of Assets
During the three months ended December 31, 2022, we recognized asset impairment charges of $1 million, which primarily related to operating lease right-of-use assets at a Jimmy Choo store location. During the three months ended December 25, 2021, we did not recognize any impairment charges. See Note 11 to the accompanying consolidated financial statements for additional information.
Restructuring and Other Charges
We recognized restructuring and other charges of $5 million and $14 million for the three months ended December 31, 2022 and December 25, 2021, respectively. The charges are primarily related to equity awards associated with the acquisition of Versace. See Note 8 to the accompanying consolidated financial statements for additional information.
Restructuring and other charges are not evaluated as part of our reportable segments’ results (See Segment Information above for additional information).
Income from Operations
As a result of the foregoing, income from operations decreased $95 million, to $236 million for three months ended December 31, 2022, compared to $331 million for the three months ended December 25, 2021. Income from operations as a percentage of total revenue decreased to 15.6% for the three months ended December 31, 2022, compared to 20.6% for the three months ended December 25, 2021. See Segment Information above for a reconciliation of our segment operating income to total operating income.
Interest Expense (Income), net
For the three months ended December 31, 2022, we recognized $12 million of interest expense compared to $7 million of interest income for the three months ended December 25, 2021. The $19 million increase in interest expense (income), net, is primarily due to higher effective interest rates on our outstanding debt, higher average borrowings outstanding and lower interest income from our net investment hedges, partially offset by higher interest income earned on our cash and cash equivalents (see Note 9 and Note 12 to the accompanying consolidated financial statements for additional information).
Foreign Currency Gain
For the three months ended December 31, 2022 and December 25, 2021, we recognized a net foreign currency gain of $3 million and $4 million, respectively, primarily attributable to intercompany transactions among our subsidiaries.

Provision for Income Taxes

The provision for income taxes was $3 million for the three months ended December 31, 2022, compared to $19 million for the three months ended December 25, 2021. Our effective tax rates were 1.3% and 5.6% for the three months ended December 31, 2022 and December 25, 2021, respectively. In the current year, the decrease in our effective tax rate was primarily related to the release of a valuation allowance in the United Kingdom. In the prior year, our effective tax rate included a favorable impact from a net operating loss carryback claim made in the United States as a result of COVID-19 related losses. See Note 15 to the accompanying consolidated financial statements for additional information regarding the effective tax rate for the third quarter of Fiscal 2023.
Our effective tax rate may fluctuate from time to time due to the effects of changes in United States federal, state and local taxes and tax rates in foreign jurisdictions. In addition, factors such as the geographic mix of earnings, enacted tax legislation and the results of various global tax strategies, may also impact our effective tax rate in future periods.
Net Income Attributable to Capri
As a result of the foregoing, our net income decreased $97 million to $225 million for the three months ended December 31, 2022, compared to $322 million for the three months ended December 25, 2021.
Segment Information
Versace

	Three Months Ended			% Change
(dollars in millions)	December 31, 2022	December 25, 2021	$ Change	As Reported	Constant Currency
Revenues	$249	$251	$(2)	(0.8)%	11.2%
Income from operations	$24	$32	$(8)	(25.0)%
Operating margin	9.6%	12.7%
Revenues
Versace revenues decreased $2 million, or 0.8%, to $249 million for the three months ended December 31, 2022, compared to $251 million for the three months ended December 25, 2021, which included unfavorable foreign currency effects of $30 million. On a constant currency basis, revenue increased $28 million, or 11.2%, primarily attributable to increased retail revenue and higher wholesale shipments in EMEA, partially offset by decreased revenues in Greater China due to COVID-19 related disruptions.
Income from Operations
For the three months ended December 31, 2022, Versace recorded income from operations of $24 million, compared to $32 million for the three months ended December 25, 2021. Operating margin decreased from 12.7% for the three months ended December 25, 2021, to 9.6% for the three months ended December 31, 2022, primarily due to higher employee costs.
Jimmy Choo

	Three Months Ended			% Change
(dollars in millions)	December 31, 2022	December 25, 2021	$ Change	As Reported	Constant Currency
Revenues	$168	$178	$(10)	(5.6)%	3.4%
Income from operations	$18	$16	$2	12.5%
Operating margin	10.7%	9.0%
Revenues
Jimmy Choo revenues decreased $10 million, or 5.6%, to $168 million for the three months ended December 31, 2022, compared to $178 million for the three months ended December 25, 2021, which included unfavorable foreign currency effects of $16 million. On a constant currency basis, revenue increased $6 million, or 3.4%, primarily attributable to increased revenue in the Americas and EMEA, partially offset by decreased revenues in Greater China due to COVID-19 related disruptions.

Income from Operations
For the three months ended December 31, 2022, Jimmy Choo recorded income from operations of $18 million, compared to $16 million for the three months ended December 25, 2021. Operating margin increased from 9.0% for the three months ended December 25, 2021 to 10.7% for the three months ended December 31, 2022, primarily due to higher average unit price partially offset by deleverage of expense on lower revenues.
Michael Kors

	Three Months Ended			% Change
(dollars in millions)	December 31, 2022	December 25, 2021	$ Change	As Reported	Constant Currency
Revenues	$1,095	$1,180	$(85)	(7.2)%	(3.6)%
Income from operations	$251	$335	$(84)	(25.1)%
Operating margin	22.9%	28.4%
Revenues
Michael Kors revenues decreased $85 million, or 7.2%, to $1.095 billion for the three months ended December 31, 2022, compared to $1.180 billion for the three months ended December 25, 2021, which included unfavorable foreign currency effects of $43 million. On a constant currency basis, revenue decreased $42 million, or 3.6%, primarily due to decreased wholesale revenues throughout the Americas and EMEA and decreased revenues in Greater China due to COVID-19 related disruptions.
Income from Operations
For the three months ended December 31, 2022, Michael Kors recorded income from operations of $251 million, compared to $335 million for the three months ended December 25, 2021. Operating margin decreased from 28.4% for the three months ended December 25, 2021, to 22.9% for the three months ended December 31, 2022, primarily due to increased marketing investments and deleverage of expenses on lower revenues partially offset by lower supply chain costs.

Results of Operations
Comparison of the nine months ended December 31, 2022 with the nine months ended December 25, 2021
The following table details the results of our operations for the nine months ended December 31, 2022 and December 25, 2021, and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Nine Months Ended		$ Change	% Change	% of Total Revenue for the Nine Months Ended
	December 31, 2022	December 25, 2021			December 31, 2022	December 25, 2021
Statements of Operations Data:
Total revenue	$4,284	$4,162	$122	2.9%
Cost of goods sold	1,427	1,374	53	3.9%	33.3%	33.0%
Gross profit	2,857	2,788	69	2.5%	66.7%	67.0%
Selling, general and administrative expenses	1,984	1,800	184	10.2%	46.3%	43.2%
Depreciation and amortization	131	146	(15)	(10.3)%	3.1%	3.5%
Impairment of assets	12	33	(21)	(63.6)%	0.3%	0.8%
Restructuring and other charges	11	25	(14)	(56.0)%	0.3%	0.6%
Total operating expenses	2,138	2,004	134	6.7%	49.9%	48.1%
Income from operations	719	784	(65)	(8.3)%	16.8%	18.8%
Other income, net	(2)	(2)	—	—%	—%	—%
Interest expense (income), net	13	(11)	24	NM	0.3%	(0.3)%
Foreign currency (gain) loss	(10)	1	(11)	NM	(0.2)%	—%
Income before income taxes	718	796	(78)	(9.8)%	16.8%	19.1%
Provision for income taxes	66	54	12	22.2%	1.5%	1.3%
Net income	652	742	(90)	(12.1)%
Less: Net income attributable to noncontrolling interest	2	1	1	100.0%
Net income attributable to Capri	$650	$741	$(91)	(12.3)%

NM Not meaningful
Total Revenue
Total revenue increased $122 million, or 2.9%, to $4.284 billion for the nine months ended December 31, 2022, compared to $4.162 billion for the nine months ended December 25, 2021, which included net unfavorable foreign currency effects of approximately $288 million, as a result of the strengthening of the U.S. dollar compared to all major currencies in which we operate for the nine months ended December 31, 2022. On a constant currency basis, our total revenue increased $410 million, or 9.9%. The increase is attributable to increased retail and wholesale revenues throughout the Americas and EMEA, partially offset by decreased revenues in Greater China due to COVID-19 related disruptions for each of our brands.
Gross Profit
Gross profit increased $69 million, or 2.5%, to $2.857 billion for the nine months ended December 31, 2022, compared to $2.788 billion for the nine months ended December 25, 2021, which included net unfavorable foreign currency effects of $201 million. Gross profit as a percentage of total revenue was 66.7% for the nine months ended December 31, 2022, compared to 67.0% for the nine months ended December 25, 2021. The decrease in gross profit margin was primarily attributable to increased supply chain costs and unfavorable channel mix for the nine months ended December 31, 2022, as compared to the nine months ended December 25, 2021.

Total Operating Expenses
Total operating expenses increased $134 million, or 6.7%, to $2.138 billion for the nine months ended December 31, 2022, compared to $2.004 billion for the nine months ended December 25, 2021. Our operating expenses included a net favorable foreign currency impact of approximately $167 million. Total operating expenses increased to 49.9% as a percentage of total revenue for the nine months ended December 31, 2022, compared to 48.1% for the nine months ended December 25, 2021. The components that comprise total operating expenses are explained below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $184 million, or 10.2%, to $1.984 billion for the nine months ended December 31, 2022, compared to $1.800 billion for the nine months ended December 25, 2021, primarily due to increased marketing and unallocated corporate expenses for the nine months ended December 31, 2022.
Selling, general and administrative expenses as a percentage of total revenue increased to 46.3% for the nine months ended December 31, 2022, compared to 43.2% for the nine months ended December 25, 2021, primarily due to increased marketing investments and unallocated corporate expenses as a percentage of revenue for the nine months ended December 31, 2022, as compared to the nine months ended December 25, 2021.
Unallocated corporate expenses, which are included within selling, general and administrative expenses discussed above, but are not directly attributable to a reportable segment, increased $48 million, or 39.0%, to $171 million for the nine months ended December 31, 2022 as compared to $123 million for the nine months ended December 25, 2021, primarily due to an increase in professional fees and information technology costs related to the ongoing ERP system implementation and Capri transformation projects.
Depreciation and Amortization
Depreciation and amortization decreased $15 million, or 10.3%, to $131 million for the nine months ended December 31, 2022, compared to $146 million for the nine months ended December 25, 2021. Depreciation and amortization decreased to 3.1% as a percentage of total revenue for the nine months ended December 31, 2022, compared to 3.5% for the nine months ended December 25, 2021. The decrease in depreciation and amortization expense was primarily attributable to lower depreciation due to lower capital expenditures in Fiscal 2022 and Fiscal 2021.
Impairment of Assets
For the nine months ended December 31, 2022 and December 25, 2021, we recognized asset impairment charges of $12 million and $33 million, respectively, which are primarily related to operating lease right-of-use assets at certain Michael Kors store locations. See Note 11 to the accompanying consolidated financial statements for additional information.
Restructuring and Other Charges
We recognized restructuring and other charges of $11 million and $25 million for the nine months ended December 31, 2022 and December 25, 2021, respectively. These charges are primarily related to equity awards associated with the acquisition of Versace. See Note 8 to the accompanying consolidated financial statements for additional information.
Restructuring and other charges are not evaluated as part of our reportable segments’ results (see Segment Information above for additional information).
Income from Operations
As a result of the foregoing, income from operations decreased $65 million, to $719 million for the nine months ended December 31, 2022, compared to $784 million for the nine months ended December 25, 2021. Income from operations as a percentage of total revenue decreased to 16.8% for the nine months ended December 31, 2022, compared to 18.8% for the nine months ended December 25, 2021. See Segment Information above for a reconciliation of our segment operating income to total operating income.
Interest Expense (Income), net
For the nine months ended December 31, 2022, we recognized $13 million of interest expense compared to $11 million of interest income for the nine months ended December 25, 2021. The $24 million increase in interest expense (income), net, is primarily due to higher effective interest rates on our outstanding debt, higher average borrowings outstanding and lower interest income from our net investment hedges, partially offset by higher interest income earned on our cash and cash equivalents (see Note 9 and Note 12 to the accompanying consolidated financial statements for additional information).
Foreign Currency (Gain) Loss
For the nine months ended December 31, 2022, we recognized a net foreign currency gain of $10 million, primarily attributable to a gain related to an undesignated forward foreign currency exchange contract partially offset by losses attributable to intercompany transactions among our subsidiaries. For the nine months ended December 25, 2021, we recognized a net foreign currency loss of $1 million, primarily attributable to the remeasurement of dollar-denominated intercompany loans with certain of our subsidiaries.
Provision for Income Taxes

For the nine months ended December 31, 2022, we recognized $66 million of income tax expense compared to $54 million for the nine months ended December 25, 2021. Our effective tax rate was 9.2% and 6.8% for the nine months ended December 31, 2022 and December 25, 2021, respectively. In the current year, our effective tax rate benefited from the release of a valuation allowance in the United Kingdom. In the prior year, our effective tax rate included a favorable impact from a net benefit recognized as a result of newly enacted tax legislation in Italy and a net operating loss carryback claim made in the United States as a result of COVID-19 related losses. See Note 15 to the accompanying consolidated financial statements for additional information regarding the effective tax rate for the current fiscal year.
Our effective tax rate may fluctuate from time to time due to the effects of changes in United States federal, state and local taxes and tax rates in foreign jurisdictions. In addition, factors such as the geographic mix of earnings, enacted tax legislation and the results of various global tax strategies, may also impact our effective tax rate in future periods.
Net Income Attributable to Capri
As a result of the foregoing, our net income decreased $91 million to $650 million for the nine months ended December 31, 2022, compared to $741 million for the nine months ended December 25, 2021.
Segment Information
Versace

	Nine Months Ended			% Change
(dollars in millions)	December 31, 2022	December 25, 2021	$ Change	As Reported	Constant Currency
Revenues	$832	$773	$59	7.6%	22.9%
Income from operations	$138	$135	$3	2.2%
Operating margin	16.6%	17.5%

Revenues
Versace revenues increased $59 million, or 7.6%, to $832 million for the nine months ended December 31, 2022, compared to $773 million for the nine months ended December 25, 2021, which included unfavorable foreign currency effects of $118 million. On a constant currency basis, revenue increased $177 million, or 22.9%, primarily attributable to increased retail revenue and wholesale shipments in the Americas and EMEA, partially offset by decreased revenues in Greater China due to COVID-19 related disruptions.
Income from Operations
For the nine months ended December 31, 2022, Versace recorded income from operations of $138 million, compared to $135 million for the nine months ended December 25, 2021. Operating margin decreased from 17.5% for the nine months ended December 25, 2021, to 16.6% for the nine months ended December 31, 2022, primarily due to unfavorable channel mix offset by higher average unit price.

Jimmy Choo

	Nine Months Ended			% Change
(dollars in millions)	December 31, 2022	December 25, 2021	$ Change	As Reported	Constant Currency
Revenues	$482	$457	$25	5.5%	15.1%
Income from operations	$45	$28	$17	60.7%
Operating margin	9.3%	6.1%
Revenues
Jimmy Choo revenues increased $25 million, or 5.5%, to $482 million for the nine months ended December 31, 2022, compared to $457 million for the nine months ended December 25, 2021, which included unfavorable foreign currency effects of $44 million. On a constant currency basis, revenue increased $69 million, or 15.1%, primarily attributable to increased retail revenue and wholesale shipments in the Americas and EMEA, partially offset by decreased revenue in Greater China due to the impact of COVID-19 related disruptions.
Income from Operations
For the nine months ended December 31, 2022, Jimmy Choo recorded income from operations of $45 million, compared to $28 million for the nine months ended December 25, 2021. Operating margin increased from 6.1% for the nine months ended December 25, 2021, to 9.3% for the nine months ended December 31, 2022, primarily due to higher average unit price and leveraging of operating expenses on higher revenue.
Michael Kors

	Nine Months Ended			% Change
(dollars in millions)	December 31, 2022	December 25, 2021	$ Change	As Reported	Constant Currency
Revenues	$2,970	$2,932	$38	1.3%	5.6%
Income from operations	$721	$795	$(74)	(9.3)%
Operating margin	24.3%	27.1%

Revenues
Michael Kors revenues increased $38 million, or 1.3%, to $2.970 billion for the nine months ended December 31, 2022, compared to $2.932 billion for the nine months ended December 25, 2021, which included unfavorable foreign currency effects of $126 million. On a constant currency basis, revenue increased $164 million, or 5.6%, primarily due to higher wholesale shipments and increased retail revenue in the Americas and EMEA, partially offset by decreased revenue in Greater China due to the impact of COVID-19 related disruptions.
Income from Operations

For the nine months ended December 31, 2022, Michael Kors recorded income from operations of $721 million, compared to $795 million for the nine months ended December 25, 2021. Operating margin decreased from 27.1% for the nine months ended December 25, 2021, to 24.3% for the nine months ended December 31, 2022, primarily due to increased supply chain costs, unfavorable regional mix and increased marketing investments.

Liquidity and Capital Resources
Liquidity
Our primary sources of liquidity are the cash flows generated from operations, along with borrowings available under our credit facilities (see below discussion regarding “Revolving Credit Facilities”) and available cash and cash equivalents. Our primary use of this liquidity is to fund the ongoing cash requirements, including our working capital needs and capital investments in our business, debt repayments, acquisitions, returns of capital, including share repurchases and other corporate activities. We believe that the cash generated from operations, together with borrowings available under our revolving credit facilities and available cash and cash equivalents, will be sufficient to meet our working capital needs for the next 12 months and beyond, including investments made and expenses incurred in connection with our store growth plans, investments in corporate and distribution facilities, continued systems development, e-commerce and marketing initiatives. We spent $168 million on capital expenditures during the nine months ended December 31, 2022.
The following table sets forth key indicators of our liquidity and capital resources (in millions):

	As of
	December 31, 2022	April 2, 2022
Balance Sheet Data:
Cash and cash equivalents	$281	$169
Working capital	$525	$325
Total assets	$7,554	$7,480
Short-term debt	$19	$29
Long-term debt	$1,521	$1,131

	Nine Months Ended
	December 31, 2022	December 25, 2021
Cash Flows Provided By (Used In):
Operating activities	$616	$713
Investing activities	$241	$(26)
Financing activities	$(651)	$(663)
Effect of exchange rate changes	$(94)	$6
Net increase in cash and cash equivalents	$112	$30
Cash Provided by Operating Activities
Net cash provided by operating activities decreased $97 million to $616 million during the nine months ended December 31, 2022, as compared to $713 million for the nine months ended December 25, 2021, as a result of a decrease in our net income after non-cash adjustments partially offset by deceleration of inventory receipts compared to prior year.
Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities was $241 million during the nine months ended December 31, 2022, as compared to net cash used in investing activities of $26 million during the nine months ended December 25, 2021. The increase in net cash provided by investing activities were primarily attributable to the higher settlement of net investment hedges of $350 million during the nine months ended December 31, 2022 partially offset by higher capital expenditures of $83 million compared to prior year.
Cash Used in Financing Activities
Net cash used in financing activities was $651 million during the nine months ended December 31, 2022, as compared to $663 million during the nine months ended December 25, 2021. The decrease of cash used in financing activities of $12 million was primarily attributable to an increase in net debt borrowing of $657 million, partially offset by a $604 million increase in cash payments to repurchase our ordinary shares compared to prior year.

Debt Facilities
The following table presents a summary of our borrowing capacity and amounts outstanding as of December 31, 2022 and April 2, 2022 (in millions):

	As of
	December 31, 2022	April 2, 2022
Senior Unsecured Revolving Credit Facility:
Revolving Credit Facility (excluding up to a $500 million accordion feature) (1)
Total availability	$1,500	$1,000
Borrowings outstanding (2)	580	175
Letter of credit outstanding	15	21
Remaining availability	$905	$804

2018 Term Loan ($1.6 billion)
Borrowings outstanding, net of debt issuance costs (3)	$—	$495

Versace Term Loan (450 million Euro)
Borrowings outstanding, net of debt issuance costs (4)	$481	$—

Senior Notes due 2024
Borrowings outstanding, net of debt issuance costs and discount amortization (2)	$448	$448

Other Borrowings (5)	$31	$42

Hong Kong Uncommitted Credit Facility:
Total availability (100 million and 80 million Hong Kong Dollars) (6)	$13	$10
Borrowings outstanding	—	—
Remaining availability (100 million and 80 million Hong Kong Dollars)	$13	$10

China Uncommitted Credit Facility:
Total availability (75 million and 45 million Chinese Yuan) (6)	$11	$7
Borrowings outstanding	—	—
Total and remaining availability (75 million and 45 million Chinese Yuan)	$11	$7

Japan Credit Facility:
Total availability (1.0 billion Japanese Yen)	$8	$8
Borrowings outstanding	—	—
Remaining availability (1.0 billion Japanese Yen)	$8	$8

Versace Uncommitted Credit Facilities:
Total availability (40 million Euro and 48 million Euro) (6)	$43	$52
Borrowings outstanding	—	—
Remaining availability (40 million Euro and 48 million Euro)	$43	$52

Total borrowings outstanding (1)	$1,540	$1,160
Total remaining availability	$980	$881

(1)The financial covenant in our 2022 Credit Facility requires us to comply with the quarterly maximum net leverage ratio test of 4.00 to 1.0. As of December 31, 2022 and April 2, 2022, we were in compliance with all covenants related to our agreements then in effect governing our debt. See Note 9 to the accompanying consolidated financial statements for additional information.
(2)As of December 31, 2022 and April 2, 2022, all amounts are recorded as long-term debt in our consolidated balance sheets.
(3)As of December 31, 2022, we no longer had an outstanding balance under the 2018 Term Loan as it was repaid. As of April 2, 2022, all amounts are recorded as long-term debt in our consolidated balance sheets.
(4)On December 5, 2022, Gianni Versace S.r.l., our wholly owned subsidiary, entered into a credit facility, which provides a senior unsecured term loan in an aggregate principal amount of €450 million (approximately $482 million). As of December 31, 2022 all amounts are recorded as long-term debt in our consolidated balance sheets.
(5)The balance as of December 31, 2022 consists of $18 million related to our supplier financing program recorded within short-term debt in our consolidated balance sheets, $11 million related to the sale of certain Versace tax receivables, with $1 million and $10 million, respectively, recorded within short-term debt and long-term debt in our consolidated balance sheets and $2 million of other loans recorded as long-term debt in our consolidated balance sheets. The balance as of April 2, 2022 consists of $21 million related to our supplier finance program recorded within short-term debt in our consolidated balance sheets, $18 million related to the sale of certain Versace tax receivables, with $8 million and $10 million, respectively, recorded within short-term debt and long-term debt in our consolidated balance sheets and $3 million of other loans recorded as long-term debt in our consolidated balance sheets.
(6)The balance as of December 31, 2022 and April 2, 2022 represents the total availability of the credit facility, which excludes bank guarantees.
We believe that our 2022 Credit Facility is adequately diversified with no undue concentration in any one financial institution. As of December 31, 2022, there were 17 financial institutions participating in the facility, with none maintaining a maximum commitment percentage in excess of 10%. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the 2022 Credit Facility.
See Note 9 in the accompanying financial statements and Note 11 in our Fiscal 2022 Annual Report on Form 10-K for detailed information relating to our credit facilities and debt obligations.
Share Repurchase Program
The following table presents our ordinary share repurchases during the nine months ended December 31, 2022 and December 25, 2021 (dollars in millions):

	Nine Months Ended
	December 31, 2022	December 25, 2021
Cost of shares repurchased under share repurchase program	$950	$350
Fair value of shares withheld to cover tax obligations for vested restricted share awards	14	10
Total cost of ordinary shares repurchased	$964	$360

Shares repurchased under share repurchase program	18,921,459	5,934,244
Shares withheld to cover tax withholding obligations	300,722	193,322
	19,222,181	6,127,566

During the first quarter of Fiscal 2022, the Company reinstated its $500 million share repurchase program, which was previously suspended during the first quarter of Fiscal 2021 in response to the impact of the COVID-19 pandemic and the provisions of the Second Amendment of the 2018 Credit Facility. Subsequently, on November 3, 2021, the Company announced that its Board of Directors had terminated the Company’s existing $500 million share repurchase program (the “Prior Plan”), which had $250 million of availability remaining at the time, and authorized a new share repurchase program (the “Fiscal 2022 Plan”) pursuant to which the Company was permitted, from time to time, to repurchase up to $1.0 billion of its outstanding ordinary shares within a period of two years from the effective date of the program.
On June 1, 2022, the Company announced that its Board of Directors had terminated the Fiscal 2022 Plan, with $500 million of availability remaining, and authorized a new share repurchase program (the “Fiscal 2023 Plan”) pursuant to which the Company may, from time to time, repurchase up to $1.0 billion of its outstanding ordinary shares within a period of 2 years from the effective date of the program.
On November 9, 2022, the Company announced that its Board of Directors approved a new share repurchase program (the “Existing Share Repurchase Plan”) of up to $1 billion of its outstanding ordinary shares, providing additional capacity to return cash to shareholders over the longer term. This new two-year program replaced the Fiscal 2023 Plan which had $250 million of availability remaining.
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
Off-Balance Sheet Arrangements
We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. Our off-balance sheet commitments relating to our outstanding letters of credit were $35 million at December 31, 2022, including $20 million in letters of credit issued outside of the 2022 Credit Facility. In addition, as of December 31, 2022, bank guarantees of approximately $35 million were supported by our various credit facilities. We do not have any other off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.
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
Foreign Currency Exchange Risk
Forward Foreign Currency Exchange Contracts
We are exposed to risks on certain purchase commitments to foreign suppliers based on the value of our purchasing subsidiaries’ local currency relative to the currency requirement of the supplier on the date of the commitment. As such, we enter into forward foreign currency exchange contracts that generally mature in 12 months or less and are consistent with the related purchase commitments, to manage our exposure to the changes in the value of the Euro and the Canadian Dollar. These contracts are recorded at fair value in our consolidated balance sheets as either an asset or liability, and are derivative contracts to hedge cash flow risks. Certain of these contracts are designated as hedges for hedge accounting purposes, while certain of these contracts are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of the majority of these contracts at the balance sheet date are recorded in equity as a component of accumulated other comprehensive income and upon maturity (settlement) are recorded in, or reclassified into, our cost of goods sold in our consolidated statements of operations and comprehensive income as applicable to the transactions for which the forward foreign currency exchange contracts were established.
We perform a sensitivity analysis on our forward currency contracts, both designated and not designated as hedges for accounting purposes, to determine the effects of fluctuations in foreign currency exchange rates. For this sensitivity analysis, we assume a hypothetical change in the U.S. Dollar against foreign exchange rates. Based on all foreign currency exchange contracts outstanding as of December 31, 2022, a 10% appreciation or devaluation of the U.S. Dollar compared to the level of foreign currency exchange rates for currencies under contract as of December 31, 2022, would result in a net increase and decrease, respectively, of approximately $3 million in the fair value of these contracts.
Net Investment Hedges
We are exposed to adverse foreign currency exchange rate movements related to our net investment hedges. As of December 31, 2022, we have multiple fixed to fixed cross-currency swap agreements with aggregate notional amounts of $294 million to hedge our net investments in Japanese Yen denominated subsidiaries against future volatility in the exchange rates between the U.S. Dollar and the Japanese Yen, as well as multiple fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of €1 billion (approximately $1.07 billion) to hedge our net investments in Euro denominated subsidiaries against future volatility in exchange rates between the Euro and British pound. Under the term of these contracts, we will exchange the semi-annual fixed rate payments on United States denominated debt for fixed rate payments of 0% to 2.665% in Japanese Yen, while also exchanging the semi-annual fixed rate payments on GBP denominated debt for fixed rate payments of 0% in Euro. Based on the net investment hedges outstanding as of December 31, 2022, a 10% appreciation or devaluation of the U.S. Dollar compared to the level of foreign currency exchange rates for currencies under contract as of December 31, 2022, would result in a net increase or decrease, respectively, of approximately $112 million in the fair value of these contracts. These contracts have maturity dates between November 2024 and February 2051. In addition, certain other contracts are supported by a credit support annex (“CSA”) which provides for collateral exchange with the earliest effective date being September 2027. If the outstanding position of a contract exceeds a certain threshold governed by the aforementioned CSA’s, either party is required to post cash collateral.
Interest Rate Risk
We are exposed to interest rate risk in relation to borrowings outstanding under our 2022 Credit Facility, our Hong Kong Credit Facility, our Japan Credit Facility, our Uncommitted Versace Credit Facilities and our Versace Term Loan. Our 2022 Credit Facility carries interest rates that are tied to the prime rate and other institutional lending rates (depending on the particular origination of borrowing), as further described in Note 9 to the accompanying consolidated financial statements. Our Hong Kong Credit Facility carries interest at a rate that is tied to the Hong Kong Interbank Offered Rate. Our China Credit Facility carries interest at a rate that is tied to the People’s Bank of China’s Benchmark lending rate. Our Japan Credit Facility carries interest at a rate posted by the Mitsubishi UFJ Financial Group. Our Uncommitted Versace Credit Facilities carries interest at a rate set by the bank on the date of borrowing that is tied to the European Central Bank. Our Versace Term Loan carries interest rates that are tied to EURIBOR. Therefore, our consolidated statements of operations and comprehensive income and cash flows are exposed to changes in those interest rates. At December 31, 2022, we had $580 million borrowings outstanding under our 2022 Credit Facility, $481 million outstanding, net of debt issuance costs, under our Versace Term Loan and no borrowings outstanding under our Uncommitted Versace Credit Facilities. At April 2, 2022, we had $175 million borrowings outstanding under our 2018 Credit Facility, $495 million, net of debt issuance costs, outstanding under our 2018 Term Loan and no borrowings outstanding under our Versace Credit Facilities. These balances are not indicative of future balances that may be outstanding under our revolving credit facilities that may be subject to fluctuations in interest rates. Any increases in the applicable interest rates would cause an increase to the interest expense relative to any outstanding balance at that date.
Credit Risk
As of December 31, 2022, our $450 million Senior Notes, due in 2024, bear interest at a fixed rate equal to 4.250% per year, payable semi-annually. Our Senior Notes interest rate payable may be subject to adjustments from time to time if either Moody’s or S&P (or a substitute rating agency), downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the Senior Notes.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2022. This evaluation was performed based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), the 2013 Framework. Based on this assessment, our CEO and CFO concluded that our disclosure controls and procedures as of December 31, 2022 are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
Except as discussed below, there have been no changes in our internal control over financial reporting during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 2, 2022, which could materially and adversely affect our business, financial condition or future results of operations. These risks are not the only risks that we face. Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
The following table provides information of the Company’s ordinary shares repurchased or withheld during the three months ended December 31, 2022:

	Total Number of Shares	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Remaining Dollar Value of Shares That May Be Purchased Under the Programs (in millions)(1)
October 2 - October 29	2,295,845	$43.56	2,295,845	$250
October 30 - November 26	—	$—	—	$1,000
November 27 - December 31	3,469,784	$58.08	3,442,259	$800
	5,765,629		5,738,104

(1)On November 9, 2022, the Company announced that its Board of Directors approved a new share repurchase program of up to $1 billion of its outstanding ordinary shares, providing additional capacity to return cash to shareholders over the longer term. This new two-year program will replace the Company’s existing $1 billion share repurchase program which had $250 million of availability remaining. Share repurchases may be made in open market or privately negotiated transactions and/or pursuant to Rule 10b5-1 trading plans, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors. The program may be suspended or discontinued at any time.

ITEM 6. EXHIBITS
a. Exhibits
Please refer to the accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 8, 2023.

CAPRI HOLDINGS LIMITED

By:	/s/ John D. Idol
Name:	John D. Idol
Title:	Chairman & Chief Executive Officer

By:	/s/ Thomas J. Edwards, Jr.
Name:	Thomas J. Edwards, Jr.
Title:	Executive Vice President, Chief Financial Officer and Chief Operating Officer

INDEX TO EXHIBITS

Exhibit No.	Description

10.1
Term Facility Agreement by and among Gianni Versace S.r.l., as borrower, Intesa Sanpaolo S.p.A., Banca Nazionale Del Lavoro S.p.A. and UniCredit S.p.A., as arrangers and lenders, and Intesa Sanpaolo S.p.A., as agent, dated as of December 5, 2022 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35368), filed on December 6, 2022 and incorporated herein by reference).

10.2
Parent Company Guarantee by and among Capri Holdings Limited, as guarantor, Banca Nazionale del Lavoro S.p.A., Intesa Sanpaolo S.p.A. and UniCredit S.p.A., dated as of December 5, 2022 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35368), filed on December 6, 2022 and incorporated herein by reference).

10.3	Aircraft Time Sharing Agreement, effective as of December 20, 2022, by and between Michael Kors (USA), Inc. and John Idol.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2022 formatted in Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.