Form 10-K
period 2023-04-01
Capri Holdings Ltd
filed 2023-05-31
CIK 1530721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 1, 2023
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.			☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.			☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		☐ Yes	☒ No

The aggregate market value of the registrant’s voting and non-voting ordinary shares held by non-affiliates of the registrant was $4,869,769,555 as of September 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter based on the closing price of the ordinary shares on the New York Stock Exchange.
As of May 24, 2023, Capri Holdings Limited had 117,377,367 ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive Proxy Statement, which will be filed in June 2023, for the 2023 Annual Meeting of the Shareholders.

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including documents incorporated herein by reference, contains statements which are, or may be deemed to be, “forward-looking statements.” Forward-looking statements are prospective in nature and are not based on historical facts, but rather on current expectations and projections of the management of Capri Holdings Limited (the “Company”) about future events. All statements other than statements of historical facts included in this Annual Report on Form 10-K, including documents incorporated herein by reference, may be forward-looking statements. Forward-looking statements include information concerning the Company’s goals, future plans and strategies, including with respect to environmental, social and governance (“ESG”) goals, initiatives and ambitions as well as the Company’s possible or assumed future results of operations, including descriptions of its business strategy. Without limitation, any statements preceded or followed by or that include the words “plans”, “believes”, “expects”, “intends”, “will”, “should”, “could”, “would”, “may”, “anticipates”, “might” or similar words or phrases, are forward-looking statements. These forward-looking statements are not guarantees of future financial performance. Such forward-looking statements involve known and unknown risks and uncertainties that could significantly affect expected results and are based on certain key assumptions, which could cause actual results to differ materially from those projected or implied in any forward-looking statements. These risks, uncertainties and other factors include changes in consumer traffic and retail trends; high consumer debt levels, recession and inflationary pressures; loss of market share and industry competition; the impact of the COVID-19 pandemic, levels of cash flow and future availability of credit, compliance with restrictive covenants under the Company’s credit agreement, the Company’s ability to integrate successfully and to achieve anticipated benefits of any acquisition and to successfully execute our growth strategies; the risk of disruptions to the Company’s businesses; risks associated with operating in international markets and our global sourcing activities, including disruptions or delays in manufacturing or shipments; the risk of cybersecurity threats and data security breaches; the negative effects of events on the market price of the Company’s ordinary shares and its operating results; significant transaction costs; unknown liabilities; the risk of litigation and/or regulatory actions related to the Company’s businesses; fluctuations in demand for the Company’s products; levels of indebtedness (including the indebtedness incurred in connection with acquisitions); the timing and scope of future share buybacks, which may be made in open market or privately negotiated transactions, and are subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors, and which share repurchases may be suspended or discontinued at any time, the level of other investing activities and uses of cash; fluctuations in the capital markets; fluctuations in interest and exchange rates; the occurrence of unforeseen epidemics and pandemics, disasters or catastrophes; extreme weather conditions and natural disasters; political or economic instability in principal markets; adverse outcomes in litigation; and general, local and global economic, political, business and market conditions including acts of war and other geopolitical conflicts; as well as those risks set forth in the Company’s filings with the U.S. Securities and Exchange Commission (the “SEC”), including in this Annual Report on Form 10-K, particularly under “Item 1A. Risk Factors” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company disclaims any obligation to update or revise any forward-looking statements contained herein other than in accordance with legal and regulatory obligations.

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

Risks Related to Macroeconomic Conditions
•the accessories, footwear and apparel industries are heavily influenced by general macroeconomic cycles that affect consumer spending and a prolonged period of depressed consumer spending could have a material adverse effect on our business, results of operations and financial condition; and
•the COVID-19 pandemic may continue to adversely affect our business and results of operations.

Risks Related to Our Business
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
•our business could suffer as a result of reductions in our wholesale channel and/or consolidations, liquidations, restructurings and other ownership changes of our wholesale partners;
•we face risks associated with operating globally;

•our retail stores are heavily dependent on the ability and desire of consumers to travel and shop, and a decline in consumer traffic could have a negative effect on our comparable store sales and store profitability resulting in impairment charges, which could have a material adverse effect on our business, results of operations and financial condition;
•if we are unable to effectively execute our e-commerce business and provide a reliable digital experience for our customers, our reputation and operating results may be harmed;
•the departure of key employees or our failure to attract and retain qualified personnel could have a material adverse effect on our business;
•our business is subject to risks inherent in global sourcing activities, including disruptions or delays in manufacturing or shipments;
•our business may be subject to increased costs and a decline in profitability as a result of increasing pressure on margins if we misjudge the demand for our products;
•the long-term growth of our business depends on the successful execution of our strategic initiatives;
•our current and future licensing and joint venture arrangements may not be successful and may make us susceptible to the actions of third-parties over whom we have limited control;
•acquisitions may not achieve intended benefits and may not be successfully integrated;
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
•we are dependent on third-parties to perform certain outsourced functions;
•increases in the cost of raw materials could increase our production costs and cause our operating results and financial condition to suffer;
•we primarily use foreign manufacturing contractors and independent third-party agents to source our finished goods; and
•our business is exposed to foreign currency exchange rate fluctuations.

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

Risks Related to Environmental, Social and Governance Issues
•increased scrutiny from investors and others regarding our corporate social responsibility initiatives, including environmental, social and other matters of significance relating to sustainability, and changing regulatory requirements around ESG could result in additional costs or risks and adversely impact our reputation; and
•our business is susceptible to the risks associated with climate change and other environmental impacts which could negatively affect our business and operations.

Risks Related to Tax, Legal and Regulatory Matters
•our business is subject to risks associated with importing products, and the imposition of additional duties, tariffs or trade restrictions could have a material adverse effect on our business, results of operations and financial condition;
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
•we may be unable to meet financial covenants in our indebtedness agreements which could result in an event of default and restrictive covenants in such agreements may restrict our ability to pursue our business strategies; and
•if one or more of our counterparty financial institutions default on their obligations to us, we may incur significant losses or our financial liquidity could be adversely impacted.

Risks Related to Our Ordinary Shares
•our share price may periodically fluctuate based on the accuracy of our earnings guidance or other forward-looking statements regarding our financial performance;
•if we are unable to conduct share repurchases at expected levels, our share price could be adversely affected;
•failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting, which could harm our business and cause a decline in the price of our ordinary shares;
•provisions in our organizational documents may delay or prevent our acquisition by a third-party;
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

PART I
Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Capri”, “we”, “us”, “our”, “the Company”, “our Company” and “our business” refer to Capri Holdings Limited and its consolidated subsidiaries. References to our stores, retail stores and retail segment include all of our full-price retail stores (including concessions), our e-commerce websites and outlet stores. The Company utilizes a 52 to 53 week fiscal year and the term “Fiscal Year” or “Fiscal” refers to that 52-week or 53-week period. The fiscal years ending on April 1, 2023 and March 27, 2021 (“Fiscal 2023” and “Fiscal 2021”, respectively) contain 52 weeks and the fiscal year ending on April 2, 2022 (“Fiscal 2022”) contains 53 weeks. The Company’s Fiscal 2024 is a 52-week period ending March 30, 2024. Some differences in the numbers in the tables and text throughout this annual report may exist due to rounding.

Item 1. Business
Our Company
Capri Holdings Limited (“Capri”) is a global fashion luxury group consisting of iconic, founder-led brands Versace, Jimmy Choo and Michael Kors. Our commitment to glamorous style and craftsmanship is at the heart of each of our luxury brands. We have built our reputation on designing exceptional, innovative products that cover the full spectrum of fashion luxury categories. Our strength lies in the unique DNA and heritage of each of our brands, the diversity and passion of our people and our dedication to the clients and communities we serve.
.
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
Jimmy Choo
Our Jimmy Choo brand offers a distinctive, glamorous and fashion-forward product range, enabling it to develop into a leading global luxury accessories brand, whose core product offering is women’s luxury shoes, complemented by accessories, including handbags, small leather goods, jewelry, scarves and belts, as well as men’s luxury shoes and accessories business. In addition, certain categories, such as fragrance and eyewear, are produced under licensing agreements. Jimmy Choo’s design team is led by Sandra Choi, who has been the Creative Director for the brand since its inception in 1996. Jimmy Choo products are unique, instinctively seductive and chic. The brand offers classic and timeless luxury products, as well as innovative products that are intended to set and lead fashion trends. Jimmy Choo is represented through its global store network, its e-commerce sites, as well as through the most prestigious department and specialty stores worldwide.
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
Our Segments
We operate in three reportable segments as follows:
•Versace — accounted for approximately 20% of our total revenue in Fiscal 2023 and includes worldwide sales of Versace products through 223 retail stores (including concessions) and e-commerce sites, through 744 wholesale doors (including multi-brand stores), as well as through product and geographic licensing arrangements.
•Jimmy Choo — accounted for approximately 11% of our total revenue in Fiscal 2023 and includes worldwide sales of Jimmy Choo products through 237 retail stores (including concessions) and e-commerce sites, through 527 wholesale doors (including multi-brand stores), as well as through product and geographic licensing arrangements.
•Michael Kors — accounted for approximately 69% of our total revenue in Fiscal 2023 and includes worldwide sales of Michael Kors products through 812 retail stores (including concessions) and e-commerce sites, through 2,843 wholesale doors, as well as through product and geographic licensing arrangements.
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
Industry
We operate in the global personal luxury goods industry. Through 2019, the personal luxury goods market grew at a mid-single digit rate over the past 20 years, with more recent growth driven by stronger Chinese demand from both international and local consumers and demographic and socioeconomic shifts resulting in younger consumers purchasing more luxury goods. Then, in 2020, due to the impact of the COVID-19 crisis, the personal luxury goods market declined 22%. According to Bain*, the personal luxury goods market returned to 2019 levels in 2021, and grew 15% in constant exchange rates in 2022. The market is predicted to increase at a 5-7% compound annual growth rate between 2022 and 2030. Future growth will be driven by e-commerce, Chinese consumers and younger generations. By 2030, Bain studies estimate that over 30% of personal luxury goods sales will occur online, Chinese consumers will represent approximately 40% of total global personal luxury goods sales and Gen Z and Alpha combined will make up at least one-third of the market. As the personal luxury goods market continues to evolve, Capri is committed to designing exceptional, innovative products that cover the full spectrum of fashion luxury categories. In our view, increased customer engagement and tailoring merchandise to customer shopping and communication preferences are key to growing market share. We believe that our innovative and luxurious product offerings and customer engagement initiatives across all three brands position us to capitalize on the continued growth of the global personal luxury goods industry.
*Bain – Altagamma Luxury Goods Worldwide Market Study, Fall 2022 (November 15, 2022). These studies were prepared by Bain & Company and Altagamma and can be obtained free of charge or at a nominal cost by contacting Bain & Company’s media contacts. While we believe that each of these studies and publications is reliable, we have not independently verified market and industry data from third-party sources.
Geographic Information
We generate revenue globally through our three reportable segments, as described above. We sell our Versace, Jimmy Choo and Michael Kors products through retail and wholesale channels in three principal geographic markets: the Americas (United States, Canada and Latin America), EMEA (Europe, Middle East and Africa) and Asia (Asia and Oceania). We also have wholesale arrangements pursuant to which we sell products to geographic licensees. In addition, we have licensing agreements through which we license to third-parties the use of our Versace, Jimmy Choo and Michael Kors brand names and trademarks, certain production rights and sales and/or distribution rights with respect to our brands.
The following table details our revenue by segment and geographic location (in millions):

	Fiscal Years Ended
	April 1, 2023	April 2, 2022	March 27, 2021
Versace revenue - the Americas	$408	$408	$201
Versace revenue - EMEA	468	425	276
Versace revenue - Asia	230	255	241
Total Versace revenue	1,106	1,088	718
Jimmy Choo revenue - the Americas	196	175	102
Jimmy Choo revenue - EMEA	255	229	146
Jimmy Choo revenue - Asia	182	209	170
Total Jimmy Choo revenue	633	613	418
Michael Kors revenue - the Americas	2,616	2,627	1,869
Michael Kors revenue - EMEA	819	835	607
Michael Kors revenue - Asia	445	491	448
Total Michael Kors revenue	3,880	3,953	2,924

Total revenue - the Americas	3,220	3,210	2,172
Total revenue - EMEA	1,542	1,489	1,029
Total revenue - Asia	857	955	859
Total revenue	$5,619	$5,654	$4,060

Competitive Strengths
We believe that the following strengths differentiate us from our competitors:
Global Fashion Luxury Group Led by a World-Class Management Team and Renowned Designers. We are a global fashion luxury group, consisting of three iconic brands defined by fashion luxury products with a reputation for world-class design and innovation. The design leadership of our founder-designers Donatella Versace, Sandra Choi and Michael Kors is a unique advantage that we possess. Our founder-led design teams are supported by our senior management team with extensive experience across a broad range of disciplines in the retail industry, including design, sales, marketing, public relations, merchandising, real estate, supply chain and finance. With an average of 26 years of experience in the retail industry, including at a number of public companies, and an average of 19 years of experience with our brands, our senior management team has strong creative and operational experience and a successful track record.
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
Expertise in the Accessories Category. We have strong group expertise in accessories. The strength of our Michael Kors luxury collection and our accessible luxury MICHAEL Michael Kors line have allowed us to expand our brand awareness and position Michael Kors as one of the leading global luxury brands in the accessories product categories. Capitalizing on the success of our accessories product category, we continue to further develop the accessories businesses for Jimmy Choo and Versace, bringing our accessories expertise, including our product category knowledge, our merchandising best practices and our substantial group buying power to these brands. Our goal is to increase Versace’s women’s and men’s accessories penetration from 20% of revenues in Fiscal 2023 to 50% of Versace’s revenues over time and to increase Jimmy Choo’s women’s accessories penetration from approximately 20% of revenues in Fiscal 2023 to 30% of Jimmy Choo’s revenues over the next few years and to 50% over time.

Exceptional Retail Store Footprint. Versace operates in three primary retail formats: boutiques, outlet and e-commerce. We operated 223 Versace retail stores as of April 1, 2023 in some of the most fashionable cities and the most sought-after shopping destinations around the world. During Fiscal 2022, we completed renovations at approximately 50% of our Versace retail stores to incorporate our new store design and have continued with these renovations in Fiscal 2023. Versace’s products are distributed worldwide through a global network of highly specialized stores, which average approximately 2,900 gross square feet. In addition, we operate Versace e-commerce sites in the United States, Europe and China (covering 90 countries worldwide).
We operated 237 Jimmy Choo retail stores as of April 1, 2023, in some of the most premier locations worldwide. Jimmy Choo retail stores, comprised of full-price stores and outlets, average approximately 1,400 gross square feet. In addition, we operate Jimmy Choo e-commerce sites in the United States, certain parts of Europe, Japan, China, Australia and Korea.
We operated 812 Michael Kors stores as of April 1, 2023 with four primary retail store formats: collection stores, lifestyle stores, outlet stores and e-commerce sites. Michael Kors collection stores are located in some of the world’s most prestigious shopping areas and average approximately 2,900 gross square feet in size. The Michael Kors lifestyle stores are located in some of the world’s most frequented metropolitan shopping locations and leading regional shopping centers, and average approximately 2,800 gross square feet in size. We also extend our reach to additional consumer groups through our outlet stores, which average approximately 4,500 gross square feet in size. In addition, we also operate Michael Kors e-commerce sites in North America, China, Japan, South Korea, certain parts of Europe, the Middle East, Africa, Asia Pacific and Oceania.
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
Continue to execute our strategies to grow Versace. We plan to grow the Versace business to at least $2 billion in revenues over time. To achieve this goal, we plan to build on Versace’s iconic brand codes - Virtus, La Medusa and La Greca. Additionally, we will capitalize on Versace’s high brand awareness through bold and engaging consumer communication. We also plan to expand and elevate Versace’s distribution by accelerating e-commerce and omni-channel capabilities, increasing our global retail footprint to 300 retail stores and continuing to renovate the remainder of the store fleet. Finally, we plan to leverage our group’s expertise to expand Versace’s women’s and men’s accessories to 50% of the brand’s revenues over time, while maintaining Versace’s authoritative presence in women’s and men’s ready-to-wear.
Continue to execute on our strategies to grow Jimmy Choo. We plan to continue to implement our growth strategies for Jimmy Choo with a goal of reaching $1 billion in revenues over time. Our overarching strategy is rooted in reinforcing the brand’s glamorous DNA through consumer experience and communications, as well as through product – from formal to casual, across accessories and footwear. Additionally, we plan to expand Jimmy Choo’s distribution by accelerating e-commerce and omni-channel developments and increasing our global retail footprint to 300 retail stores in the most fashionable shopping destinations around the world. We also have a significant opportunity to increase women’s accessories to approximately 50% of Jimmy Choo’s revenue over time by expanding the breadth of new collections. At the same time, we plan to continue to grow footwear sales by capitalizing on the success of glamour while expanding our fashion active and casual offerings.
Continue to leverage the strength of Michael Kors, which remains the foundation for our fashion luxury group. Our goal is to continue to elevate Michael Kors to become a stronger and more profitable brand. We are capitalizing on high brand awareness and consumer engagement by embracing Michael Kors jet set heritage through a modern lens. Reinforcing our highly recognizable brand codes including the MK Signature pattern and MK hardware across all product categories remains a core growth strategy. In accessories, we continue to refresh and celebrate brand icons while evolving styles with newness. Additionally, we plan to grow our men’s business by leading with accessories and maximizing our brand codes. Our strategy to enhance customer experience by expanding our omni-channel capabilities also remains a key priority. Finally, we plan to double Michael Kors revenue in Asia over time.
Execute on our corporate social responsibility strategy. We strive to foster a future where both people and the planet are cared for, and we believe that ethical business practices and giving back are critical to our success. Our corporate social responsibility (CSR) strategy focuses on four foundational pillars – Our Governance, Our World, Our Community and Our Philanthropy. We continue to take steps to advance our CSR strategy and to support the United Nations Sustainable Development Goals. Our key sustainability goals, our plans for getting there, and an update on the progress we have made can be found in our annual CSR report located at www.capriholdings.com/responsibility. The content on this website and the content in our CSR reports are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.

Collections and Products
Our total revenue by major product category is as follows (in millions):

	Fiscal Years Ended
	April 1, 2023	% of Total	April 2, 2022	% of Total	March 27, 2021	% of Total
Accessories	$2,826	50.3%	$2,901	51.3%	$2,158	53.2%
Footwear	1,217	21.7%	1,208	21.4%	796	19.6%
Apparel	1,107	19.7%	1,027	18.2%	720	17.7%
Licensed product	222	4.0%	241	4.3%	185	4.6%
Licensing revenue	211	3.8%	212	3.7%	155	3.8%
Other	36	0.5%	65	1.1%	46	1.1%
Total revenue	$5,619		$5,654		$4,060

Versace
Versace is one of the leading international fashion design houses, representing the brand’s creative vision through a wide range of products. From haute-couture to ready-to-wear, footwear, accessories and home decor, Versace delivers a unique lifestyle that welcomes customers in its elegant yet glamorous universe. Generally, Versace’s haute couture retails up to $250,000, ready-to-wear retails from $400 to $23,000, accessories retail from $100 to $6,100 and footwear retail from $400 to $3,300.

Certain product categories, such as Versace Jeans Couture, eyewear, fragrances, jewelry, watches and home furnishings, are produced under product licensing agreements. Swinger SA is the exclusive licensee for Versace Jeans Couture, Luxottica is the exclusive licensee for Versace eyewear, EuroItalia is the exclusive licensee for Versace fragrances, Vertime is the exclusive licensee for Versace watches and Poltrona Frau is the exclusive licensee for Versace home furnishings. Generally, Versace Jeans Couture retail from $45 to $1,500, Versace eyewear retails from $110 to $500, Versace fragrances retail from $38 to $400, Versace watches retail from $420 to $4,000 and Versace home furnishings, which include a variety of products, generally retail from $850 to $100,000.
Jimmy Choo
Jimmy Choo is a leading global luxury accessories brand and offers a distinctive, glamorous and fashion-forward product range, whose core product offerings are women’s luxury shoes, complemented by accessories, including handbags, small leather goods, jewelry, scarves and belts, as well as a men’s luxury shoes and accessories business. Generally, Jimmy Choo women’s and men’s luxury shoes retail from $500 to $5,000 and accessories retail from $200 to $4,500.
Certain product categories, such as Jimmy Choo fragrance and eyewear, are produced under product licensing agreements. Interparfums SA is the exclusive licensee for Jimmy Choo fragrances and makeup and Safilo SpA is the exclusive licensee for Jimmy Choo eyewear. Generally, Jimmy Choo eyewear retail from $250 to $500 and Jimmy Choo fragrances and beauty retail from $50 to $220.
Michael Kors
Michael Kors has three primary collections that offer accessories, footwear and apparel: Michael Kors Collection, MICHAEL Michael Kors and Michael Kors Mens. The three primary collections and licensed products are offered through our own Michael Kors retail stores and e-commerce businesses, in department stores around the world and by our exclusive licensees to wholesale customers, in addition to select retailers. The Michael Kors Collection is a sophisticated designer collection for women based on a philosophy of essential luxury and pragmatic glamour and includes accessories, primarily handbags and small leather goods, ready-to-wear and footwear. Generally, the Michael Kors Collection women’s handbags and small leather goods retail from $300 to $4,000, footwear retails from $300 to $1,500 and ready-to-wear retails from $400 to $9,000. MICHAEL Michael Kors is the accessible luxury collection and offers women’s accessories, primarily handbags and small leather goods, as well as footwear and apparel and is carried in all of the Michael Kors lifestyle stores and leading department stores around the world. MICHAEL Michael Kors offers handbags designed to meet the fashion and functional requirements of our broad and diverse consumer base. Generally, MICHAEL Michael Kors handbags retail from $200 to $750, small leather goods retail from $50 to $250, footwear retails from $50 to $300 and apparel retails from $75 to $700. Michael Kors Mens is an innovative collection of men’s ready-to-wear, accessories and footwear with a modern American style.

Michael Kors Mens apparel generally retails from $50 to $1,000, men’s accessories generally retail from $50 to $800 and men’s footwear generally retails from $150 to $400.
Certain product categories, including watches, jewelry, eyewear and fragrance, are produced under product licensing agreements. Fossil is our exclusive licensee for Michael Kors watches and jewelry, including our Michael Kors ACCESS smartwatches and our fine jewelry line. Luxottica is our exclusive licensee for Michael Kors distinctive eyewear inspired by our collections. The Company transitioned its fragrance business to EuroItalia during Fiscal 2023. Generally, Michael Kors fashion watches retail from $200 to $600, Michael Kors ACCESS smartwatches retail from $250 to $450, Michael Kors jewelry retails from $50 to $500, Michael Kors eyewear retails from $100 to $350 and Michael Kors fragrance and related products generally retail from $30 to $150.
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
In Fiscal 2023, we recognized approximately $374 million in advertising and marketing expenses globally. We engage in a wide range of integrated marketing programs across various marketing channels, including but not limited to email marketing, print advertising, outdoor advertising, digital marketing, social media, public relations outreach, visual merchandising and partnership marketing, in an effort to engage our existing and potential customer base and ultimately stimulate sales in a consumer-preferred shopping venue.
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
Michael Kors contracts for the purchase of finished goods principally with independent third-party manufacturing contractors that are generally responsible for the entire manufacturing process, including the purchase of piece goods and trim. Product manufacturing for the Michael Kors brand is allocated among third-party manufacturing contractors based on their capabilities, the availability of production capacity, pricing and delivery. For certain product categories, Michael Kors also has relationships with various agents who source finished goods with numerous manufacturing contractors on its behalf. This multi-supplier strategy provides specialized skills, scalability, flexibility and speed to market, as well as diversifies risk. In Fiscal 2023 and Fiscal 2022, one third-party buying agent sourced approximately 15% and 14%, respectively, of Michael Kors finished goods purchases, based on dollar volume. Michael Kors’ largest manufacturing contractor, who produces its products in Asia and who Michael Kors has worked with for approximately 20 years, accounted for the production of approximately 15% of its finished products, based on dollar volume in Fiscal 2023. Nearly all of our Michael Kors products were produced in Asia in Fiscal 2023.
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
Distribution
Versace owns a central warehouse in Novara, Italy, managed by a third-party, which acts as a global hub for Versace’s primary operations. Versace also has a leased warehouse near Novara operated by the same third-party, which serves as a distribution point for other Versace lines. From these warehouses, products are shipped to regional warehouses that are operated by third-parties in New Jersey, Hong Kong, Mainland China and Japan, and supports the Versace retail and e-commerce businesses. E-commerce distribution for the United States market is conducted through third-party providers in New Jersey. Versace’s wholesale business is mainly serviced from three central warehouses located in Italy, the United States and Japan.
Jimmy Choo’s primary distribution facility is our Company-owned and operated distribution facility in the Netherlands. From there, products are shipped to regional warehouses in the United States, Canada, Mainland China, Hong Kong, South Korea, Japan and United Arab Emirates, largely supporting the Jimmy Choo retail and e-commerce businesses. Shipments to wholesale customers globally are made from the Netherlands and the United States, with some further local fulfillment. All of the distribution facilities utilized by Jimmy Choo are operated by third-parties and are shared with other unaffiliated businesses with the exception of our distribution facility in the Netherlands. This flexible method reinforces the speed and efficiency of the supply chain and allows the business to deliver Jimmy Choo product and collections to market rapidly and in line with the industry’s fashion calendar.
Michael Kors’ primary distribution facility in the United States is a leased facility in Whittier, California, which is directly operated and services our Michael Kors retail stores, e-commerce site and wholesale operations in the United States. We also engage in omni-channel order fulfillment by filling online orders through our Michael Kors retail stores and through our click-and-collect service offerings. Our primary Michael Kors distribution facility in Europe is our Company-owned and operated distribution facility in the Netherlands, which supports our European operations for our Michael Kors brand, including our European e-commerce sites. We also have a regional Michael Kors distribution center in Canada, which is leased, as well as regional Michael Kors distribution centers in New Jersey, Mainland China, Hong Kong, Japan, South Korea and Taiwan, which are operated by third-parties.

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
Information Systems
Each of our three brands currently operate using certain legacy systems for finance and accounting, supply chain, inventory control, point-of-sale transactions, store replenishment and other functions. Our long-term strategy includes consolidating certain systems across our brands over time to create operational efficiencies. During Fiscal 2020, we embarked on a multi-year ERP implementation to conform various processes onto one global system that would support certain finance, accounting and operational functions. The implementation of the ERP requires a significant investment in human and financial resources. As a result of COVID-19 and our need to significantly reduce our capital expenditures, we temporarily suspended our ERP project. Certain phases of the project have resumed as of the fourth quarter of Fiscal 2021 and portions of our global ERP system are live in Fiscal 2023. See Item 1A. “Risk Factors” — “A material delay or disruption in our information technology systems or e-commerce websites or our failure or inability to upgrade our information technology systems precisely and efficiently could have a material adverse effect on our business, results of operations and financial condition.”
Human Capital Management
At Capri Holdings, we strive to create workplaces where our employees and the workers across our supply chain thrive. Through our benefits and compensation packages, learning and development programs, focus on diversity and inclusion, employee engagement, wellness and safety programs and supply chain empowerment initiatives, we continue to make significant investments in our Capri community.
Governance and Oversight. Our Board of Directors has delegated oversight of matters relating to human capital management, including compensation, learning and development and diversity and inclusion to our Compensation and Talent Committee. Our Compensation and Talent Committee receives regular updates on our talent development strategies and other applicable areas of human capital management.
Employee Profile. At the end of Fiscal 2023, 2022 and 2021, we had approximately 15,500, 14,600 and 13,800 total employees, respectively. As of April 1, 2023, we had approximately 10,400 full-time employees and approximately 5,100 part-time employees. Approximately 11,500 of our employees were engaged in retail selling and administrative positions and our remaining employees were engaged in other aspects of our business as of April 1, 2023. As of April 1, 2023, we have approximately 2,900 employees covered by collective bargaining agreements in certain European countries. We consider our relations with both our union and non-union employees to be good.
Benefits and Compensation. We maintain comprehensive benefits and compensation packages to attract, retain and recognize our employees. Our health and welfare benefit program is designed to provide a wide range of benefits to meet the health care, financial, work/life and mental wellbeing needs of eligible employees. Benefits include, among others, medical, dental and vision plans, life insurance, short and long-term disability coverage, retirement plans (with matching contributions where applicable), paid parental leave for all parents, gender reassignment coverage and fertility support benefits in the United States, and a wellness program focused on mental wellbeing, including several digital therapeutic programs to assist with therapy, anxiety and worry and sleep. We also offer employees paid time off, including to volunteer with select charitable organization. Employees are also entitled to discounts on our merchandise.

Learning and Development. We honor our employees through our dedication to development and believe that enabling opportunity means ensuring our teams have the skills they need to build fulfilling careers with us. We promote employee performance with personalized development plans and by providing individualized feedback at regular intervals throughout the year, and all employees participant in a formal performance review process annually. We continue to refresh our learning and development programming by offering targeted skill-building for employees at all stages of their career. During Fiscal 2023, we launched our first learning management system, Capri FLEX, and we continue to offer quality training touchpoints to employees throughout our global organization, including programs around compliance, ethics and integrity, promoting respect in the workplace, global cybersecurity practices, and supply chain transparency as well as a mandatory three-party diversity and inclusion (“D&I”) curriculum. We also deployed a new leadership development program focused on building and understanding emotional intelligence in our leaders.

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

We have a Global Diversity & Inclusion Council comprised of diverse leaders across all brands and regions. The Global D&I Council works closely with senior leadership to ensure alignment of short-and long-term diversity and inclusion goals with Capri’s overall business strategy, provides governance and oversight on diversity and inclusion efforts across our brands, and promotes company-wide communication on progress. We have a number of employee resource groups (“ERGs”) to provide support for those employees who self-identify with a particular group, including Pride@Capri, BOLD@Capri”, Black Organizers, Leaders and Doers, an Asian and Pacific Islander ERG and a women’s network ERG, and we utilize global D&I listening sessions, regular D&I newsletters and communications and keynote speakers to further embed inclusion in our workplace. We are committed to recruiting, developing and retaining passionate, skilled and diverse talent. We launched a new mentorship program during the fiscal year and we educate recruiters and hiring managers to mitigate the impact of unconscious bias during the interview process. We are also a proud partner with a wide array of organizations and pledges in furtherance of driving equality and have a received a number of awards and accolades in the area of D&I.

Through The Capri Holdings Foundation for the Advancement in Diversity in Fashion, we are also driving diversity, inclusion and equality throughout the fashion industry by working collaboratively with colleges and high schools to create meaningful opportunities in fashion for underrepresented communities through scholarship programs in partnership with the Fashion Institute of Technology (FIT), Howard University, PENSOLE Academy and Central Saint Martins – University of the Arts London. Over the next few years, the Foundation will fund scholarships for nearly 100 students from historically underrepresented communities pursuing degrees in fashion and merchandising across these four educational institutions.

Employee Engagement, Well-being and Safety. Enhancing our employee experience has always been an integral part of our strategy and checking in with one another is a key part of our employee engagement program. We believe two-way communication, feedback and continuous improvement drive progress within our group and our brands. In Fiscal 2023, we expanded our employee listening approach and surveyed all global employees to better understand our company’s strengths and opportunities, and to ensure that the Capri employee experience is both highly engaging and inclusive. We are proud to have been certified in the U.S. as a Great Place to Work® in 2022 – an accolade that we believe is a testament to our culture of empowerment, inclusion and growth. Michael Kors was also recently certified as a Great Place to Work® in the U.K.

Everyone working on behalf of our Company is entitled to work in a safe environment while maintaining their health and well-being. Capri’s global safe workplace program, which includes employee traveler and emergency response alerts, raises awareness and provides safety resources tailored for workers in different work environments – from our distribution centers to our retail stores. Throughout the fiscal year, we continued to assess evolving health and safety guidance related to COVID-19 and tailored our practices and protocols for different workplaces. We also provided a range of resources and benefits to our employees throughout the pandemic, from remote and flexible workplace arrangements to grocery deliveries during lock-down and expanded mental health benefits through our Thrive global wellness program, designed to inspire employees to improve their physical, emotional and financial well-being. While we have welcomed employees back to work, we continue to explore flexible work options and have implemented a hybrid working environment.

Supply Chain Empowerment. Our community extends beyond our direct employees and our corporate social responsibility program drives us toward greater engagement with our suppliers. We are dedicated to conducting our operations throughout the world on principles of ethical business practice and recognition of the dignity of workers. Through our Code of Conduct for Business Partners and Factory Social Compliance Program, we partner with our suppliers on important human rights, health and safety, environmental and compliance issues. Our goal is to establish and implement supply chain empowerment programs for key supply chain partners in line with the UN Framework for Corporate Action on Workplace Women’s Health and Empowerment by 2025. We are also signatory to the UN Women’s Empowerment Principles, we partnered with the Fashion Makes Change campaign to support the empowerment and education of women in the fashion supply chain, and we recently joined Empower@Work, a platform that serves to catalyze collective action at scale for the benefit of the women workers and gender equality in global supply chains. Beginning in 2023, we are committed to implementing workplace trainings at strategic partner facilities and leveraging the organization’s industry-wide and data-driven solutions to positively impact a greater number of women workers within our value chain.
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
Import Restrictions and Other Governmental Regulations
Virtually all of our imported products are subject to duties which may impact the costs of such products. In addition, countries to which we ship our products may impose safeguard quotas to limit the quantity of products that may be imported. We utilize free trade agreements and other supply chain initiatives in order to maximize efficiencies and cost savings relating to product importation. For example, we have historically received benefits from duty-free imports on certain products from certain countries pursuant to the United States. Generalized System of Preferences (“GSP”) program. The GSP program expired on December 31, 2020. If the GSP program is not renewed or otherwise made retroactive, we will continue to experience significant additional duties and our gross margin will continue to be negatively impacted. Additionally, we are subject to government regulations relating to importation activities, including the United States. Customs and Border Protection (“CBP”) withhold release orders. The imposition of taxes, duties and quotas, the withdrawal from or material modification to trade agreements and/or if CBP detains shipments of our goods pursuant to a withhold release order could have a material adverse effect on our business, results of operations and financial condition. If additional tariffs or trade restrictions are implemented by the United States or other countries, the cost of our products could increase which could adversely affect our results of operations and financial condition. Additionally, we are subject to government regulations relating to product labeling, testing and safety. We maintain a global customs and product compliance organization to help manage our import and related regulatory activity.
Corporate Social Responsibility (“CSR”)
Our CSR strategy focuses on four foundational pillars:

•Our Governance – We believe responsible business practices start from the top, and we recognize the increasing importance of ESG matters to our business and our stakeholders. Our sustainability governance model ensures our

Board of Directors, executive team and brands are aligned on the most important sustainability risks and opportunities for Capri.

•Our World – We believe that the success of our Company is directly linked to the sustainability of the world around us. Our brands strive to create the highest quality luxury products with longevity and sustainability in mind. We endeavor to operate responsibly in order to lower our impact on the planet and to promote industry-wide environmental change.

•Our Community – We believe we have a responsibility to those who work with us. Our Company strives to create inclusive workplaces where all of our employees are empowered and respected. We are committed to creating meaningful opportunities for our diverse Capri community to grow.

•Our Philanthropy – Giving back is embedded in Capri’s culture. We remain steadfast in our commitment to support our philanthropic partners and to drive positive change in the communities where we live and work.

Within each of our four foundational pillars are key CSR focus areas that guide our work in support of the United Nations Sustainable Development Goals (SDGs).

We believe responsible business practices start from the top. Our sustainability governance model includes a multi-level structure to ensure our Board of Directors, executive management team and business leaders across our brands are aligned on the most important environmental, social and governance (“ESG”) risks and opportunities for Capri. The Board has delegated oversight of ESG activities to the Governance, Nominating and CSR Committee (the “Governance Committee”). On at least an annual basis, our sustainability goals and action plans are presented to the Governance Committee for review and approval, along with CSR progress updates which are generally presented quarterly. The full Board of Directors regularly receives ESG updates from the Governance Committee and reviews our annual CSR reporting. The Board’s Audit Committee also assesses ESG risks as part of its overall enterprise risk management review, and the Board’s Compensation and Talent Committee considers performance against individualized ESG goals in making executive compensation decisions.

In fiscal 2023, we conducted our latest materiality assessment with the goal of identifying and prioritizing the most relevant ESG topics to our business and our stakeholders. The results of this materiality assessment helped to reinforce our CSR strategy and inform our reporting. We are committed to regular public reporting of our ESG risks and opportunities and the progress we are making toward our CSR goals.

Additional information can be found at www.capriholdings.com/responsibility. The content on this website and the content in our CSR reports are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.
Available Information
Our investor website can be accessed at www.capriholdings.com. The content of our website is not incorporated by reference into this Annual Report on Form 10-K. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with or furnished to the SEC pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website under the caption “Financials” and then “SEC Filings” promptly after we electronically file such materials with, or furnish such materials to, the SEC. No information contained on our website is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K. Information relating to corporate governance at our Company, including our Corporate Governance Guidelines, our Code of Business Conduct and Ethics for all directors, officers, and employees, and information concerning our directors, Committees of the Board, including Committee charters, and transactions in Company securities by directors and executive officers, is available at our website under the captions “Governance” and “Financials” and then “SEC Filings.” Paper copies of these filings and corporate governance documents are available to shareholders free of charge by written request to Investor Relations, Capri Holdings Limited, 90 Whitfield Street, 2nd Floor, London, United Kingdom, W1T 4EZ. Documents filed with the SEC are also available on the SEC’s website at www.sec.gov.

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

Global economic conditions and the related impact on levels of consumer spending worldwide have impacted, and are likely to continue to impact, our business and the accessories, footwear and apparel industry overall. Inflation, rising interest rates, higher fuel and energy costs and commodity prices, reductions in net worth based on market declines and uncertainty, home prices, credit availability and consumer debt levels, concerns of a global banking crisis, political instability due to war or other geopolitical factors and other macroeconomic pressures and general uncertainty regarding the overall future economic environment have led to recession fears and are creating a challenging retail environment. Purchases of discretionary luxury items, such as the accessories, footwear and apparel that we produce, tend to decline when disposable income is lower or when there are recessions, inflationary pressures or other economic uncertainty. Other factors that could depress consumer spending include extreme weather conditions and natural disasters, pandemics (like COVID-19), high levels of unemployment, fluctuating foreign currency rates and increased taxation. Reduced consumer confidence and adversely impacted consumer spending patterns in any of the regions in which we operate could adversely affect our business, results of operations and financial condition.

The COVID-19 pandemic may continue to adversely affect our business and results of operations.

The COVID-19 pandemic caused significant disruption to the global economy, consumer spending and behavior, tourism and to financial markets and negatively impacted our business. While the overall COVID-19 situation appears to be improving, our business and operating results may be negatively impacted by COVID-19 again in the future if the virus worsens or if regions or countries where we operate reinstate extended lock-downs and/or implement travel restrictions. Long term store closure requirements and/or other operational restrictions placed on our business or the business of our wholesale customers or supply chain partners as a result of COVID-19 could materially impact or disrupt our business and limit our ability to fully operate in the ordinary course, which could materially impact our financial results.
Risks Related to Our Business

We may not be able to respond to changing fashion and retail trends in a timely manner, which could have a material adverse effect on our brands, business, results of operations and financial condition.

The accessories, footwear and apparel industries have historically been subject to rapidly changing fashion trends and consumer preferences. We believe that our success is largely dependent on the images of our brands and ability to anticipate and respond promptly to changing consumer demands and fashion trends in the design, styling, sustainability production, merchandising and pricing of products. Any misstep in product quality or design, executive leadership, customer services, unfavorable publicity or excessive product discounting could negatively affect the image or our brands with our customers. If we do not correctly gauge consumer needs and fashion trends and respond appropriately, consumers may not purchase our products and our brand names and the images of our brands may be impaired. Even if we react appropriately to changes in fashion trends and consumer preferences, consumers may consider our brands to be outdated or associate our brands with styles that are no longer popular or trend-setting. We have also increased the price of our products. There can be no guarantee that consumers will accept these price increases. Any of these outcomes could have a material adverse effect on our brands, business, results of operations and financial condition.

The markets in which we operate are highly competitive, both within North America and internationally, and increased competition based on a number of factors could cause our profitability and/or gross margins to decline.

Our brands face intense competition from other accessories, footwear and apparel producers and retailers, including, primarily European and American international luxury brands. In addition, we face competition through third-party distribution channels that sell our merchandise, such as e-commerce, department stores and specialty stores. Competition is based on a number of factors, including, without limitation, the following:

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

In addition, some of our competitors may be significantly larger and more diversified than us and may have significantly greater financial, technological, manufacturing, sales, marketing and distribution resources than we do. Their capabilities in these areas may enable them to better withstand periodic downturns in the accessories, footwear and apparel industries (including as a result of recent inflationary pressures and other macroeconomic factors), compete more effectively on the basis of price and production and more quickly develop new products. The general availability of manufacturing contractors and agents also allows new entrants easy access to the markets in which we compete, which may increase the number of our competitors and adversely affect our competitive position and our business. Any increased competition, or our failure to adequately address any of these competitive factors, could result in reduced revenues, which could adversely affect our business, results of operations and financial condition.

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

Our business could suffer as a result of reductions in our wholesale channel and/or consolidations, liquidations, restructurings and other ownership changes by our wholesale partners.

We have experienced and may continue to experience a decline in sales in our wholesale channel. Reductions in the amount of merchandise purchased from us by our wholesale partners or an increase in order cancellations by our wholesale partners could further reduce our revenues and have a material adverse effect on our profitability. In addition, many of our wholesale customers have experienced, and may continue to experience, liquidity constraints or other financial difficulties. These challenges could lead to the need to extend payment terms, larger outstanding accounts receivable balances, delays in collection of accounts receivable, increased expenses associated with collection efforts, increases in excess inventory, increases in credit losses and reduced cash flows.

The retail industry has also experienced a great deal of consolidation and other ownership changes over the past several years and a number of wholesale accounts were forced to file bankruptcy or undergo restructurings. We expect that the risk of consolidation, bankruptcy, restructurings or reorganizations by department stores and other retailers will continue to exist for the foreseeable future. This could result in store closings by our wholesale customers, which would decrease the number of stores carrying our products, while the remaining stores may purchase a smaller amount of our products and/or may reduce the retail floor space designated for our brands. In addition, such consolidation, bankruptcy or other changes with respect to our wholesale customers could decrease our opportunities in the market, increase our reliance on a smaller number of large wholesale customers and decrease our negotiating strength with our wholesale customers, which could have a material adverse effect on our business, results of operations and financial condition.

Additionally, certain of our wholesale customers, particularly those located in the United States, have become highly promotional and have aggressively marked down their merchandise. We expect that such markdowns may continue to be exacerbated because of the current macroeconomic environment. Such promotional activity could negatively impact our business.

We face risks associated with operating globally.

We operate on a global basis, with approximately 47% of our total revenue from operations outside of the United States during Fiscal 2023. As a result, we are subject to the risks of doing business internationally, including:

•political or civil unrest, including protests and other civil disruption;
•unforeseen public health crises, such as pandemic and epidemic diseases, including COVID-19 and any variants thereof;
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

In addition, we pursue selective international expansion in a number of countries around the world and through a number of channels. If our international expansion plans are unsuccessful, it could have a material adverse effect on our business, results of operations and financial condition. There are also some countries where we do not yet have significant operating experience, and in most of these countries we face established competitors with significantly more operating experience in those locations.

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

Reduced travel resulting from economic conditions (including a recession or inflationary pressures), fuel shortages, increased fuel prices, travel restrictions, travel concerns and other circumstances, including adverse weather conditions, disease pandemics (including COVID-19), epidemics and other health-related concerns, war, terrorist attacks or the perceived threat of war or terrorist attacks, or unsettled regional and global conflicts (such as the current war in Ukraine) could have a material adverse effect on us, particularly if such events impact our customers’ desire to travel to our retail stores.

In addition, other factors that could impact consumer traffic at our retail stores include: (i) the location of the mall or the location of a particular store within the mall; (ii) the other tenants occupying space at the mall; (iii) vacancies or extended store closures within the mall; (iv) increased competition in areas where the malls are located; (v) the amount of advertising and promotional dollars spent on attracting consumers to the malls; and (vi) a shift toward online shopping. A decline in consumer traffic could have a negative effect on our comparable store sales and/or average sales per square foot and store profitability. If our retail stores underperform due to declining consumer traffic or otherwise and our expected future cash flows of the related underlying retail store asset do not exceed such asset’s carrying value, we may incur store impairment charges. A decline in future comparable store sales and/or store profitability or failure to meet market expectations or the occurrence of impairment charges relating to our retail store fleet could have a material adverse effect on our business, results of operations and financial condition.

If we are unable to effectively execute our e-commerce business strategy and provide a reliable digital experience for our customers, our reputation and operating results may be harmed.

E-commerce represents approximately 18% of our net revenues and has been our fastest growing business over the last several years. The success of our e-commerce business depends, in part, on third-parties and factors over which we have limited control, including changing consumer preferences and buying trends relating to e-commerce usage, both domestically and abroad, and promotional or other advertising initiatives employed by our wholesale customers or other third-parties on their e-commerce sites. Any failure on our part, or on the part of our third-party digital partners, to provide attractive, reliable, secure, efficient and user-friendly e-commerce platforms could negatively impact our consumers’ shopping experience, resulting in reduced website traffic, reduced conversion, diminished loyalty to our brands and lost sales. In addition, if there is a change in consumer behavior such that customers shift to utilizing e-commerce more than, or even instead, of traditional brick-and-mortar stores, and we or our wholesale partners are unable to attract consumers who previously made in-store purchases to our digital commerce channels, our financial and operating results may be negatively affected.

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

In addition, we must keep current with competitive technology trends, including the use of new or improved technology and services, creative user interfaces and other e-commerce marketing tools such as paid search and mobile applications, among others. Since e-commerce growth is critical to our overall growth strategy, we plan to accelerate our e-commerce and omni-channel development and we are also in the process of re-platforming our brands’ e-commerce sites to expand our global capabilities. Implementing new or improved digital systems, services or technologies, such as new or improved e-commerce platforms, may increase our costs, cause delays in or hinder our ability to continually deliver a reliable or seamless digital experience for our customers, or cause us not to succeed in increasing sales or attracting consumers. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales in our e-commerce business, as well as damage our reputation and brands.

Additionally, the success of our e-commerce business and the satisfaction of our consumers depend on their timely receipt of our products. The efficient flow of our products requires that our company-operated and third-party operated distribution facilities have adequate capacity to support the current level of e-commerce operations as well as any anticipated increased levels that may follow from the growth of our e-commerce business. Transportation shortages, labor shortages and port congestion as well as disruptions in factory production in certain countries where we source our products may delay inventory orders and impact product availability in our channels, including our e-commerce sites, which could result in customer dissatisfaction, and have an adverse effect on our business and harm our reputation.

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

Competition for qualified personnel in the fashion industry is intense and turnover in the industry for retail associates is generally high. Competitors may use aggressive tactics to recruit our employees. Our ability to attract, develop, motivate and retain employees is influenced by our ability to offer competitive compensation and benefits, employee morale, our reputation, recruitment by other employers, perceived internal opportunities, non-competition and non-solicitation agreements and macro unemployment rates. Additionally, our ability to meet our labor needs while also controlling costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation and overtime regulations. If we are unable to attract, develop, motivate and retain talented employees with the necessary skills and experience, or if changes to our organizational structure, operating results or business model adversely affect morale, hiring and/or retention, we may not achieve our objectives and our results of operations could be adversely impacted.

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
•a significant decrease in availability or an increase in the cost of raw materials, including sustainable materials, or other limitations on our ability to use raw materials or goods produced in a country that is a major provider due to political, human rights, labor, environmental or other concerns;
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

Our business may be subject to increased costs and a decline in profitability as a result of increasing pressure on margins if we misjudge the demand for our products.

Our industry is subject to significant pricing pressure caused by many factors, including intense competition and a highly promotional environment, fragmentation in the retail industry, pressure from retailers to reduce the costs of products, and changes in consumer spending patterns. If we misjudge the market for our products or demand for our products is impacted by other factors, such as inflationary pressures, political instability or COVID-19, we may be faced with significant excess inventories for some products and missed opportunities for other products. We have in the past been, and may in the future be, forced to rely on donation, markdowns, promotional sales or other write-offs, to dispose of excess, slow-moving inventory, which may negatively impact our gross margin, overall profitability and efficacy of our brands. In addition, increases in our costs, such as raw materials, labor or freight, could negatively impact our gross margin, and we may not be able to offset such cost increases through pricing measures or other means.

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
Our current and future licensing and joint venture arrangements may not be successful and may make us susceptible to the actions of third-parties over whom we have limited control.

We have entered into a select number of product licensing agreements with companies that produce and sell, under our trademarks, products requiring specialized expertise. We have also entered into a number of select licensing agreements pursuant to which we have granted third-parties certain rights to distribute and sell our products in certain geographical areas and have a number of joint ventures. In the future, we may enter into additional licensing and/or joint venture arrangements. Although we take steps to carefully select our partners, such arrangements may not be successful. Our partners may fail to fulfill their obligations under these agreements or have interests that differ from or conflict with our own, such as the timing of new store openings, the pricing of our products and the offering of competitive products. In addition, the risks applicable to the business of our partners may be different than the risks applicable to our business, including risks associated with each such partner’s ability to:

•obtain capital;
•exercise operational and financial control over its business;
•manage its labor relations;
•maintain relationships with suppliers;
•manage its credit and bankruptcy risks; and
•maintain customer relationships.

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

Acquisitions may not achieve intended benefits and may not be successfully integrated.

One component of our growth strategy has historically been acquisitions. Acquisitions are not currently contemplated in the Company's capital allocation priorities, however, we may in the future evaluate and consider other strategic investments or acquisitions. Acquisitions involve various inherent risks and the benefits, cost savings and synergies sought may not be realized. The potential difficulties that we may face that could cause the results of our acquisitions to not be in line with our expectations include, among others:

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

We are required to test goodwill and indefinite-lived intangible assets acquired as a result of acquisitions for impairment at least annually. For Fiscal 2023, the carrying value of certain Jimmy Choo reporting units and brand indefinite-lived intangible assets exceeded its respective fair values requiring us to record impairment charges of $106 million. Please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

We are subject to risks associated with leasing retail space subject to long-term and non-cancelable leases. We may be unable to renew leases at the end of their terms. If we close a leased retail space, we remain obligated under the applicable lease.

We do not own any of our retail store facilities, but instead lease all of our stores under operating leases. Our leases generally have terms of up to 10 years, generally require a fixed annual base rent and some require the payment of additional percentage rent if store sales exceed a negotiated amount. Certain of our European stores also require initial investments in the form of key money to secure prime locations, which may be paid to landlords or existing lessees. Generally, our leases are “net” leases, which require us to pay all of the costs of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases or withhold payments at our option, and payments under these operating leases account for a significant portion of our operating costs. For example, as of April 1, 2023, we were party to operating leases associated with our retail stores that we operate directly throughout the globe, as well as other global corporate facilities, requiring future minimum lease payments aggregating to $1.5 billion through Fiscal 2028 and approximately $427 million thereafter through Fiscal 2044. Our substantial operating lease obligations could have a material adverse effect on our business, results of operations and financial condition.

In certain cases, as we have done in the past, we may determine that it is no longer economical to operate a retail store subject to a lease or we may seek to generally downsize, consolidate, reposition, relocate or close some of our real estate locations. In such cases, we may be required to negotiate a lease exit with the applicable landlord or remain obligated under the applicable lease for, among other things, payment of the base rent for the balance of the lease term. In some instances, we may be unable to close an underperforming retail store due to continuous operation clauses in our lease agreements. In addition, as each of our leases expire, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close retail stores in desirable locations. Our inability to secure desirable retail space or favorable lease terms could impact our ability to grow. Likewise, our obligation to continue making lease payments with respect to leases for closed retail spaces could have a material adverse effect on our business, financial condition and results of operations.

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

We operate a limited number of distribution facilities. Our ability to meet the needs of our own retail stores and e-commerce sites, as well as our wholesale customers, depends on the proper and uninterrupted operation of these distribution facilities. If any of these distribution facilities were to shut down or otherwise become inoperable or inaccessible for any reason (including due to COVID-19), we could suffer a substantial loss of inventory and/or disruptions of deliveries to our customers. In addition, we could incur significantly higher costs and longer lead times associated with the distribution of our products during the time it takes to reopen or replace the damaged, inoperable or otherwise inaccessible facility. Any of the foregoing factors could result in decreased sales and have a material adverse effect on our business, results of operations and financial condition.

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

We are dependent on third-parties to perform certain outsourced functions.

We are increasingly looking for opportunities to cost effectively enhance capability of business services, which includes outsourcing certain functions. While we believe we conduct appropriate due diligence before entering into agreements with these third-party service providers, the failure of any of these third-parties to provide the expected services, provide them on a timely basis or to provide them at the prices we expect could disrupt or harm our business. Any significant interruption in the operations of these outsource service providers, including as a result of changes in social, political, and economic conditions, and those resulting from military conflicts or other hostilities, that result in the disruptions of business where these outsource providers are located, could also have an adverse effect on our business. Furthermore, we may be unable to provide these services ourselves in the future or implement substitute arrangements on a timely and cost-effective basis on terms favorable to us.

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

Our products are primarily produced by, and purchased or procured from, independent manufacturing contractors, and in some cases third-party sourcing agents, located mainly in Asia and Europe. A manufacturing contractor’s failure to ship products to us in a timely manner or to meet the required quality standards could cause us to miss the delivery date requirements of our customers for those items. The failure to make timely deliveries may cause customers to cancel orders, refuse to accept deliveries or demand reduced prices, any of which could have a material adverse effect on us.

We do not have long-term agreements with any of our third-party manufacturing contractors or third-party sourcing agents. As a result, any single manufacturing contractor or sourcing agent could unilaterally terminate its relationship with us at any time. Our inability to promptly replace manufacturing contractors or third-party sourcing agents that terminate their relationships with us or cease to provide high quality products in a timely and cost-efficient manner could have a material adverse effect on our business, results of operations and financial condition and impact the cost and availability of our goods.

Our business is exposed to foreign currency exchange rate fluctuations.

Our results of operations for our international subsidiaries are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into United States dollar during financial statement consolidation. If the United States dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions could impact our consolidated results of operations. In addition, we have intercompany notes amongst certain of our non-United States subsidiaries, which may be denominated in a currency other than the functional currency of a particular reporting entity. As a result of using a currency other than the functional currency of the related subsidiary, results of these operations may be adversely affected during times of significant fluctuation between the functional currency of that subsidiary and the denomination currency of the note. We continuously monitor our foreign currency exposure and hedge a portion of our foreign subsidiaries’ foreign currency-denominated inventory purchases to minimize the impact of changes in foreign currency exchange rates. However, we cannot fully anticipate all of our foreign currency exposures and cannot ensure that these hedges will fully offset the impact of foreign currency exchange rate fluctuations. We use forward foreign exchange contracts and cross-currency swap contracts to hedge material exposure to adverse changes in foreign currency exchange rates. However, no hedging strategy can completely insulate us from foreign exchange risk.

In addition, because we operate retail stores and concessions in various countries outside of the United States, we are also exposed to market risk from fluctuations in foreign currency exchange rates, primarily the Euro, the British Pound, the Chinese Renminbi, the Japanese Yen, the Korean Won and the Canadian dollar, among others. A substantial weakening of foreign currencies against the United States dollar could require us to raise our retail prices or reduce our profit margins in various locations outside of the United States. In addition, our sales and profitability could be negatively impacted if consumers in those markets were unwilling to purchase our products at increased prices.

Risks Related to Information Technology and Data Security

Privacy breaches and other cyber security risks related to our business could negatively affect our reputation, credibility and business.

We are dependent on information technology (“IT”) systems and networks for a significant portion of our direct-to-consumer sales, including our e-commerce sites and retail business credit card transaction authorization and processing. We are responsible for storing data relating to our customers and employees and also rely on third-party vendors for the storage, processing and transmission of personal and Company information. Consumers, lawmakers and consumer advocates alike are increasingly concerned over the security of personal information transmitted over the Internet, consumer identity theft and privacy and the retail industry, in particular, has been the target of many recent cyber-attacks. In addition to taking the necessary precautions ourselves, we generally require that third-party service providers implement reasonable security measures to protect our employees’ and customers’ identity and privacy. We do not, however, control these third-party service providers and cannot guarantee the elimination of electronic or physical computer break-ins or security breaches in the future. Cyber security breaches, including physical or electronic break-ins, security breaches due to employee error or misconduct, attacks by “hackers,” phishing scams, malicious software programs such as viruses and malware, and other breaches outside of our control, could result in unauthorized access or damage to our IT systems and the IT systems of our third-party service providers. Despite our efforts and the efforts of our third-party service providers to secure our and their IT systems, attacks on these systems do occur from time to time. As the techniques used to obtain unauthorized access to IT systems become more varied and sophisticated (as cybercriminals are finding new ways to launch their attacks) and if the occurrence of such security breaches becomes more frequent, we and our third-party service providers may be unable to adequately anticipate these techniques and implement appropriate preventative measures. While we maintain cyber risk insurance to provide some coverage for certain risks associated with cyber security incidents, there is no assurance that such insurance would cover all or a significant portion of the costs or consequences associated with a cyber security incident. A significant breach of customer, employee or Company data could damage our reputation, our relationship with customers and our brands, and could result in lost sales, sizable fines, significant breach-notifications and other costs and lawsuits, as well as adversely affect our results of operations.

Additionally, we may incur increased costs and experience a significant strain on our resources to account for implementation of additional required security measures and technologies to protect personal data and confidential information or to comply with current and new state, federal and international laws governing the unauthorized disclosure of confidential information which are continuously being enacted and proposed, such as the General Data Protection Regulation in the EU, various consumer privacy and data privacy and protection acts in the United States, including, but not limited to, the American Data Privacy and Protection Act, the California Consumer Privacy Act and the California Privacy Rights Act, the Virginia Consumer Data Protection Act, the Colorado Privacy Act, the Utah Consumer Privacy Act, the Connecticut Data Privacy Act and the Iowa Consumer Data Protection Act, and the Personal Information Protection Law in China.

Lastly, increased scrutiny by federal regulators (such as the FTC) and state attorney generals focused on the retail industry may lead to increased privacy and cyber security costs such as organizational changes, deploying additional personnel, acquiring and implementing enhanced privacy and security technologies on e-commerce sites, mandatory employee training for those handling customer and employee personal data, and engaging third-party experts and consultants, and the unauthorized use of proprietary information may lead to lost revenues.

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

We are undergoing a multi-year Enterprise Resource Planning (“ERP”) implementation. The implementation of the ERP will require a significant investment in human and financial resources. Implementing new systems also carries substantial risk, including failure to operate as designed, failure to properly integrate with other systems, potential loss of data or information, cost overruns, implementation delays and disruption of operations. Third-party vendors are also relied upon to design, program, maintain and service our ERP implementation program. Any failures of these vendors to properly deliver their services could similarly have a material adverse effect on our business. In addition, any disruptions or malfunctions affecting our ERP implementation plan could cause critical information upon which we rely to be delayed, defective, corrupted, inadequate, inaccessible or lost or otherwise cause delays or disruptions to our operations, and we may have to make significant investments to fix or replace impacted systems.

Risks Related to Environmental, Social and Governance Issues

Increased scrutiny from investors and others regarding our corporate social responsibility initiatives, including environmental, social and other matters of significance relating to sustainability, and changing regulatory requirements around ESG could result in additional costs or risks and adversely impact our reputation.

Investor advocacy groups, certain institutional investors, investment funds, other market participants, shareholders, customers, employees and regulators have increasingly focused on ESG or “sustainability” practices of companies. We have a publicly announced global strategy to achieve significant, measurable goals across a range of important environmental and social sustainability issues, including, renewable energy, responsible material sourcing, water use and chemical management and waste reduction. We have also set science-based targets around greenhouse gas emissions (GHG) reductions. We rely on our supply chain partners to meet certain of our targets, including our GHG emissions reduction goals; however, our supply chain is complex and comprised of parties not within our control. It is possible that stakeholders may not be satisfied with our

ESG targets, practices or the speed of adoption or that we may not be successful in achieving our goals on the timelines set or at all, which could negatively impact our brands, our reputation, and customer and employee retention.

In addition, many countries in which we and our suppliers operate have begun enacting new ESG and climate legislation and regulations. Such proposed regulations include expanded disclosure requirements regarding GHG emissions and other climate-related information, including independent auditors providing some level of attestation to the accuracy of such disclosures. Our ability to comply with any such new ESG and/or climate laws and regulations may lead to increased costs and operational complexity and/or we may be required to divert costs and resources in order to comply with ESG frameworks, and legal, legislative and regulatory requirements. Any failure on our part to comply with such ESG-related regulations could lead to adverse consumer actions and/or investment decisions by investors, as well as expose us to government enforcement action and/or private litigation.

Our business is susceptible to the risks associated with climate change and other environmental impacts which could negatively affect our business and operations.

Our business, including our retail, distribution and manufacturing operations, is susceptible to the risks associated with climate change and other environmental impacts. For example, the physical effects of climate change, such as severe weather events, natural disasters and/or significant changes in climate patterns may (i) cause potential disruptions to our retail stores, distribution centers and corporate facilities or those facilities of our wholesale customers, licensees or suppliers, (ii) adversely impact global supply chains, including the availability and cost of raw materials, (iii) negatively affect the ability of our manufacturers to fulfill our orders timely and/or to our specifications, (iv) cause shipping disruptions and/or (v) lead to higher freight costs. An increase in extreme weather conditions could also result in more frequent damage and/or closures of our stores and distribution centers (or facilities of our wholesale customers, licensees or suppliers), adversely impact retail traffic, consumer’s disposable income levels or spending habits on discretionary items, or otherwise disrupt business operations in the communities in which we or our partners operate, any of which could result in lost sales or higher costs. In addition, concern over climate change may result in transitional risks such as new or additional legal, legislative and regulatory requirements to reduce or mitigate the effects of climate change on the environment which may result in increased operational and administrative compliance costs. These physical and transitional risks relating to climate could negatively affect our business and operations.

Risks Related to Tax, Legal and Regulatory Matters

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

The Company and our subsidiaries are subject to taxation in the United States and various foreign jurisdictions, with the applicable tax rates varying by jurisdiction. As a result, our overall effective tax rate is affected by the proportion of earnings from the various tax jurisdictions. We record tax expense based on our estimates of taxable income and required reserves for uncertain tax positions in multiple tax jurisdictions. At any time, there are multiple tax years that are subject to examinations by various taxing authorities. The ultimate resolution of these audits and negotiations with taxing authorities may result in a settlement amount that differs from our original estimate. Any proposed or future changes in tax laws, treaties and regulations or interpretations where we operate could have a material adverse effect on our effective tax rates, results of operations and financial condition.

We and our subsidiaries are also engaged in a number of intercompany transactions. Although we believe that these transactions reflect arm’s-length terms and that proper transfer pricing documentation is in place, the transfer prices and conditions may be scrutinized by local tax authorities which could result in additional tax liabilities.

On October 5, 2015, the Organization for Economic Co-operation and Development (“OECD”), an international association of 34 countries, including the United States and United Kingdom, released the final reports from its Base Erosion and Profit Shifting (“BEPS”) Action Plans. The BEPS recommendations covered a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules and tax treaties. Future tax reform resulting from this development may result in changes to long-standing tax principles, which could adversely affect our effective tax rate and/or result in higher cash tax liabilities. The Organization for Economic Cooperation and Development, the European Union and other countries (including countries in which we operate) have committed to enacting substantial changes to numerous long-standing tax principles impacting how large multinational enterprises are taxed in an effort to limit perceived base erosion and profit shifting incentives. In particular, the OECD’s Pillar Two initiative introduces a 15% global minimum tax applied on a country-by-country basis, for which many jurisdictions have now committed to an effective enactment date starting January 1, 2024. If these proposals are implemented in any jurisdictions in which we operate, they could negatively impact our effective tax rate as well as increase the tax compliance and reporting costs related to such requirements.

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

We require our independent manufacturing contractors to operate in compliance with applicable laws, rules and regulations regarding working conditions, employment practices and environmental compliance, as well as our Supplier Code of Conduct and other compliance policies under our Factory Social and Environmental Compliance Program. Our staff and third-parties we retain for such purposes periodically visit and monitor the operations of our independent manufacturing contractors to determine compliance. However, we generally do not control these manufacturing contractors or suppliers or their labor, environmental or other business practices. The violation of labor, environmental or other laws by an independent manufacturer or supplier, or divergence of an independent manufacturer’s or supplier’s labor practices from those generally accepted as ethical or appropriate or that violate our Supplier Code of Conduct, could interrupt or otherwise disrupt the shipment of our products, harm our trademarks or damage our reputation. Further, we could be prohibited from importing goods by governmental authorities. The occurrence of any of these events could materially adversely affect our business, financial condition and results of operations.

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

As of April 1, 2023, our consolidated indebtedness was approximately $1.8 billion. Our total borrowings as of April 1, 2023 primarily relate to our revolving credit facility of $874 million, Versace term loan of $488 million and senior notes of $450 million. Our ability to make payments on and refinance our debt obligations and to fund planned capital expenditures depends on our ability to generate cash from our operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our substantial level of indebtedness could have negative consequences to our business and we cannot guarantee that our business will generate sufficient cash flow from our operations or that future borrowings will be available to us in an amount sufficient to enable us to make payments of our debt, fund other liquidity needs, make necessary capital expenditures or pursue certain business opportunities. Our financial results, our substantial indebtedness and our credit ratings could adversely affect the availability and terms of our financing and negatively impact our ability to enter into new financing arrangements in the future.

In addition, our ability to access credit and capital markets in the future as a source of funding, and the borrowing costs associated with such financing, is dependent upon market conditions and our credit rating and outlook. We are currently rated investment grade by two of the Company’s three credit rating agencies. If our investment rating is downgraded in the future, it could result in reduced access to the credit and capital markets, more restrictive covenants in future financial documents and higher interest costs and potentially increased lease or hedging costs.

We may be unable to meet financial covenants in our indebtedness agreements which could result in an event of default and restrictive covenants in such agreements may restrict our ability to pursue our business strategies.

The terms of our indebtedness contain affirmative and negative covenants that impose operating and financial restrictions on us and may restrict our ability to engage in future business opportunities or pursue our strategies. The Company’s 2022 Credit Facility and the 2022 Versace Credit Facility (of which the Company provides a parent guarantee) requires us to maintain a quarterly maximum permitted net leverage ratio of no greater than 4.0 to 1.0. The 2022 Credit Facility, the 2022

Versace Credit Facility and the Indenture governing our senior notes also contain certain restrictive covenants, including restrictions on our and certain of our subsidiaries ability to:

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

A breach of the covenants or restrictions under the documents that govern our indebtedness could result in an event of default under the applicable indebtedness. Such a default may allow creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the credit agreement governing our 2022 Credit Facility or the Versace 2022 Credit Facility would permit the lenders under our those credit facilities to terminate all commitments to extend further credit under such facility. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be:

•limited in how we conduct our business;
•unable to raise additional debt or equity financing to operate during general economic or business downturns, including during a recessions or other times of economic uncertainty; or
•unable to compete effectively or to take advantage of new business opportunities.

If one or more of our counterparty financial institutions default on their obligations to us, we may incur significant losses or our financial liquidity could be adversely impacted.

As part of our hedging activities, we enter into transactions involving derivative financial instruments, including fixed-to-fixed cross-currency swaps to hedge our net investments in foreign operations against future volatility in the exchange rates between the United States dollar and foreign currencies, with various financial institutions. In addition, we have significant amounts of cash, cash equivalents and other investments on deposit or in accounts with banks or other financial institutions in the United States and abroad. We also rely on borrowings under our revolving credit facilities, under which we had $694 million of borrowing capacity as of April 1, 2023. We rely on that borrowing capacity to fund our operations. As a result, we are exposed to the risk of default by, or failure of, counterparty financial institutions to meet their contractual obligations to us. This risk may be heightened during economic downturns and periods of uncertainty in the financial markets. If one of our counterparties were to become insolvent or file for bankruptcy, our ability to borrow funds or recover losses incurred as a result of a default or our assets that are deposited or held in accounts with such counterparty may be limited by the counterparty’s liquidity or the applicable laws governing the insolvency or bankruptcy proceedings. In the event of default or failure of one or more of our counterparties, we could incur significant losses or our financial liquidity could be adversely impacted, which could negatively impact our results of operations and financial condition.

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

If we are unable to conduct share repurchases at expected levels, our share price could be adversely affected.

We periodically return value to shareholders through our share repurchase program. On November 9, 2022, the Company announced that its Board of Directors approved the Existing Share Repurchase Plan which permits the Company to repurchase up to $1 billion of its outstanding ordinary shares over two years in open market or privately negotiated transactions and/or pursuant to Rule 10b5-1 trading plans, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors. The program may be suspended or discontinued at any time. Our ability to conduct share repurchases depends on our ability to generate sufficient cash flows from operations in the future which may be limited by economic, financial, competitive and other factors that are beyond our control. The Existing Share Repurchase Plan may also be suspended or discontinued at any time. Investors may have an expectation that we will repurchase all shares available under our Existing Share Repurchase Plan. The market price of our ordinary shares could be adversely affected if our share repurchase activity differs from investors’ expectations or if our share repurchase activity were to terminate.

Failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting, which could harm our business and cause a decline in the price of our ordinary shares.

As an SEC registrant, we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. If our management is unable to certify the effectiveness of our internal controls or if our independent registered public accounting firm cannot render an opinion on the effectiveness of our internal control over financial reporting, or if material weaknesses in our internal controls are identified, we could be subject to regulatory scrutiny and a loss of public confidence, which could have an adverse effect on our business and cause a decline in the price of our ordinary shares.

Provisions in our organizational documents may delay or prevent our acquisition by a third-party.

Our Memorandum and Articles of Association (together, as amended from time to time, our “Memorandum and Articles”) contain several provisions that may make it more difficult or expensive for a third-party to acquire control of us without the approval of our board of directors. These provisions may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our shareholders receiving a premium over the market price for their ordinary shares. These provisions include, among others:

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

Our corporate affairs are governed by our Memorandum and Articles, the BVI Business Companies Act (Revised Edition 2020) (as amended) (the “BVI Act”) and the common law of the British Virgin Islands. The rights of shareholders to take legal action against our directors, actions by minority shareholders and the fiduciary responsibilities of our directors under British

Virgin Islands law are to a large extent governed by the common law of the British Virgin Islands and by the BVI Act. The common law of the British Virgin Islands is derived in part from comparatively limited judicial precedent in the British Virgin Islands as well as from English common law, which has persuasive, but not binding, authority on a court in the British Virgin Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under British Virgin Islands law are not as clearly established as they would be under statutes or judicial precedents in some jurisdictions in the United States. In particular, the British Virgin Islands has a less developed body of securities laws as compared to the United States, and some states (such as Delaware) have more fully developed and judicially interpreted bodies of corporate law. As a result of the foregoing, holders of our ordinary shares may have more difficulty in protecting their interests through actions against our management, directors or major shareholders than they would as shareholders of a United States company.

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

Under our Memorandum and Articles, we may indemnify and hold our directors harmless against all claims and suits brought against them, subject to limited exceptions. Furthermore, to the extent allowed by law, the rights and obligations among or between us, any of our current or former directors, officers and employees and any current or former shareholder will be governed exclusively by the laws of the British Virgin Islands and subject to the jurisdiction of the British Virgin Islands courts, unless those rights or obligations do not relate to or arise out of their capacities as such. Although there is doubt as to whether United States’ courts would enforce these provisions in an action brought in the United States under United States securities laws, these provisions could make judgments obtained outside of the British Virgin Islands more difficult to enforce against our assets in the British Virgin Islands or jurisdictions that would apply British Virgin Islands law.

British Virgin Islands companies may not be able to initiate shareholder derivative actions, thereby depriving shareholders of one avenue to protect their interests.

British Virgin Islands companies may not have standing to initiate a shareholder derivative action in a federal court of the United States. The circumstances in which any such action may be brought, and the procedures and defenses that may be available in respect of any such action, may result in the rights of shareholders of a British Virgin Islands’ company being more limited than those of shareholders of a company organized in the United States. Accordingly, shareholders may have fewer alternatives available to them if they believe that corporate wrongdoing has occurred. The British Virgin Islands courts are also unlikely to recognize or enforce judgments of courts in the United States based on certain liability provisions of United States securities law or to impose liabilities, in original actions brought in the British Virgin Islands, based on certain liability provisions of the United States securities laws that are penal in nature. There is no statutory recognition in the British Virgin Islands of judgments obtained in the United States, although the courts of the British Virgin Islands will generally recognize and enforce the non-penal judgment of a foreign court of competent jurisdiction without retrial on the merits. This means that even if shareholders were to sue us successfully, they may not be able to recover anything to make up for the losses suffered.

Item 1B.     Unresolved Staff Comments
None.

Item 2.    Properties
The following table sets forth the location, use and size of our significant distribution and corporate facilities as of April 1, 2023, all of which are leased with the exception of our distribution center in the Netherlands, our central warehouse in Italy and luxury shoe factory in Italy, which are owned. The leases expire at various times through Fiscal 2044, subject to renewal options.

Location	Use	Approximate Square Footage
Whittier, CA	Michael Kors United States Distribution Center	1,181,000
Venlo, Netherlands	Michael Kors and Jimmy Choo European Distribution Center	1,096,000
New York, NY	Michael Kors, Versace and Jimmy Choo United States Corporate Offices	211,000
Montreal, Quebec	Michael Kors and Jimmy Choo Canada Corporate Offices and Distribution Center	150,000
Novara, Italy	Versace European Distribution Center	109,000
Milan, Italy	Versace Corporate Offices	90,000
Milan, Italy	Versace Showroom	54,000
Novara, Italy	Versace Manufacturing and Distribution Center	46,000
Pistoia, Italy	Capri Luxury Shoe Factory	41,000
East Rutherford, NJ	Michael Kors United States Corporate Offices	31,000
Milan, Italy	Michael Kors Regional Corporate Office and Showroom	25,000
Shanghai, China	Michael Kors, Versace and Jimmy Choo Regional Corporate Offices	25,000
London, England	Jimmy Choo Corporate Offices	24,000
London, England	Capri Corporate Headquarters and Michael Kors Regional Corporate Office	19,000
Manno, Switzerland	Michael Kors European Corporate Offices	18,000
As of April 1, 2023, we also occupied 1,272 leased retail stores worldwide (including concessions). We consider our properties to be in good condition and believe that our facilities are adequate for our operations and provide sufficient capacity to meet our anticipated requirements.
Other than the land and building for our Michael Kors and Jimmy Choo European distribution center in the Netherlands, our Versace central warehouse in Italy and our Capri luxury shoe factory in Italy, property and equipment related to our stores (e.g. leasehold improvements, fixtures, etc.) and computer equipment, we did not own any material property as of April 1, 2023.

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

Item 4.    Mine Safety Disclosures
None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our ordinary shares trade on the NYSE under the symbol “CPRI”. At April 1, 2023, there were 117,347,045 ordinary shares outstanding, and the closing price of our ordinary shares was $47.00. Also as of that date, we had approximately 133 ordinary shareholders of record.
Share Performance Graph
The line graph below compares the cumulative total shareholder return on our ordinary shares with the Standard & Poor’s (“S&P”) 500 Stock Index and the S&P 500 Apparel, Accessories & Luxury Goods Index for the five-year period from March 29, 2018 through March 31, 2023, the last business day of our fiscal year. The graph below assumes an investment of $100 made at the close of trading on March 29, 2018, in our ordinary shares and each of the indices presented. All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable time period.

$200
$150
$100
$50
$0
3/29/2018
3/29/2019
3/27/2020
3/26/2021
4/1/2022
3/31/2023
CPRI
S&P 500
S&P 500 Apparel, Accessories & Luxury Goods Index

Issuer Purchases of Equity Securities
On June 1, 2022, the Board of Directors terminated our Fiscal 2022 Plan, with $500 million of availability remaining, and authorized a new share repurchase program pursuant to which we may, from time to time, repurchase up to $1.0 billion of our outstanding ordinary shares within period of two years from the effective date of the program.
On November 9, 2022, the Company announced that its Board of Directors approved a new share repurchase program of up to $1 billion of its outstanding ordinary shares, providing additional capacity to return cash to shareholders over the longer term. This new two-year program replaced the Company’s existing $1 billion share repurchase program which had $250 million of availability remaining.
Share repurchases may be made in open market or privately negotiated transactions and/or pursuant to Rule 10b5-1 trading plans, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors. The program may be suspended or discontinued at any time.

The following table provides information regarding our ordinary share repurchases during the three months ended April 1, 2023:

	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Dollar Value of Shares That May Be Purchased Under the Programs (in millions)
January 1, 2023 – January 28, 2023	604	$64.64	—	$800
January 29, 2023 – February 25, 2023	3,288,564	$50.17	3,288,564	$635
February 26, 2023 – April 1, 2023	5,146,526	$45.66	5,146,526	$400
	8,435,694		8,435,090

Item 6.    [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
Our Business
Capri Holdings Limited is a global fashion luxury group consisting of iconic, founder-led brands Versace, Jimmy Choo and Michael Kors. Our commitment to glamorous style and craftsmanship is at the heart of each of our luxury brands. We have built our reputation on designing exceptional, innovative products that cover the full spectrum of fashion luxury categories. Our strength lies in the unique DNA and heritage of each of our brands, the diversity and passion of our people and our dedication to the clients and communities we serve.
Our Versace brand has long been recognized as one of the world’s leading international fashion design houses and is synonymous with Italian glamour and style. Founded in 1978 in Milan, Versace is known for its iconic and unmistakable style and unparalleled craftsmanship. Over the past several decades, the House of Versace has grown globally from its roots in haute couture, expanding into the design, manufacturing, distribution and retailing of accessories, ready-to-wear, footwear, eyewear, watches, jewelry, fragrance and home furnishings. Versace’s design team is led by Donatella Versace, who has been the brand’s Artistic Director for over 20 years. Versace distributes its products through a worldwide distribution network, which includes boutiques in some of the world’s most glamorous cities, its e-commerce sites, as well as through the most prestigious department and specialty stores worldwide.
Our Jimmy Choo brand offers a distinctive, glamorous and fashion-forward product range, enabling it to develop into a leading global luxury accessory brand, whose core product offering is women’s luxury shoes, complemented by accessories, including handbags, small leather goods, jewelry, scarves and belts, as well as a growing men’s luxury shoe and accessory business. In addition, certain categories, such as fragrances and eyewear are produced under licensing agreements. Jimmy Choo’s design team is led by Sandra Choi, who has been the Creative Director for the brand since its inception in 1996. Jimmy Choo products are unique, instinctively seductive and chic. The brand offers classic and timeless luxury products, as well as innovative products that are intended to set and lead fashion trends. Jimmy Choo is represented through its global store network, its e-commerce sites, as well as through the most prestigious department and specialty stores worldwide.
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

Certain Factors Affecting Financial Condition and Results of Operations
Macroeconomic conditions and inflationary pressures. Global economic conditions and the related impact on levels of consumer spending worldwide impacted our business in Fiscal 2023, and are likely to continue to impact our business and the accessories, footwear and apparel industry overall for the foreseeable future. Inflation, rising interest rates, higher fuel and energy costs and commodity prices, reductions in net worth based on market declines and uncertainty, home prices, credit availability and consumer debt levels, concerns of a global banking crisis, political instability due to war or other geopolitical factors and other macroeconomic pressures and general uncertainty regarding the overall future economic environment have led to recession fears and created a challenging retail environment, particularly in the second half of Fiscal 2023, which is expected to continue in the near term. Purchases of discretionary luxury items, such as the accessories, footwear and apparel that we produce, tend to decline when disposable income is lower or when there are recessions, inflationary pressures or other economic uncertainty which could negatively affect our financial condition and results of operations.

COVID-19 pandemic. The Company's performance during Fiscal 2023 was adversely impacted due to lockdowns in certain regions, most notably in Greater China, as a result of an increase in infections due to variants of COVID-19. These lockdowns resulted in store closures and an overall decline in demand in the region. While the situation seems to be improving, infection rates and government restrictions may continue to persist in Greater China or elsewhere.

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

Disruptions or delays in shipping and distribution and other supply chain constraints. Any disruptions in our shipping and distribution network, including port congestion, vessel availability, container shortages and temporary factory closures, could have a negative impact on our results of operations. See Item 1A. “Risk Factors” — “We primarily use foreign manufacturing contractors and independent third-party agents to source our finished goods” and “Our business is subject to risks inherent in global sourcing activities, including disruptions or delays in manufacturing or shipments” for additional discussion.

Costs of manufacturing, tariffs and import regulations. Our industry is subject to volatility in costs related to certain raw materials used in the manufacturing of our products. This volatility applies primarily to costs driven by commodity prices, which can increase or decrease dramatically over a short period of time. In addition, our costs may be impacted by sanction tariffs imposed on our products due to changes in trade terms. We rely on free trade agreements and other supply chain initiatives in order to maximize efficiencies relating to product importation. We are also subject to government import regulations, including CBP withhold release orders. The imposition of taxes, duties and quotas, the withdrawal from or material modification to trade agreements and/or if CBP detains shipments of our goods pursuant to a withhold release order could have a material adverse effect on our business, results of operations and financial condition. If additional tariffs or trade restrictions are implemented by the United States or other countries, the cost of our products could increase which could adversely affect our business. In addition, commodity prices and tariffs may have an impact on our revenues, results of operations and cash flows. We use commercially reasonable efforts to mitigate these effects by sourcing our products as efficiently as possible and diversifying the countries where we produce. In addition, manufacturing labor costs are also subject to degrees of volatility based on local and global economic conditions. We use commercially reasonable efforts to source from localities that suit our manufacturing standards and result in more favorable labor driven costs of our product.

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
Jimmy Choo
We generate revenue through the sale of Jimmy Choo luxury goods through directly operated Jimmy Choo retail and outlet stores throughout the Americas (United States, Canada and Latin America), certain parts of EMEA and certain parts of Asia, through our e-commerce sites, as well as through wholesale sales of luxury goods to distribution partners (including geographic licensing arrangements that allow third-parties to use the Jimmy Choo tradename in connection with retail and/or wholesale sales of Jimmy Choo branded products in specific geographic regions), multi-brand department stores and specialty stores worldwide. In addition, revenue is generated through product licensing agreements, which allow third-parties to use the Jimmy Choo brand name and trademarks in connection with the manufacturing and sale of products, including fragrances and eyewear.
Michael Kors
We generate revenue through the sale of Michael Kors products through four primary Michael Kors retail store formats: “Collection” stores, “Lifestyle” stores (including concessions), outlet stores and e-commerce, through which we sell our products, as well as licensed products bearing our name, directly to consumers throughout the Americas, certain parts of EMEA and certain parts of Asia. Our Michael Kors e-commerce business includes e-commerce sites in the United States, Canada, EMEA and Asia. We also sell Michael Kors products directly to department stores, primarily located across the Americas and EMEA, to specialty stores and travel retail shops in the Americas, Europe and Asia, and to our geographic licensees in certain parts of EMEA, Asia and Brazil. In addition, revenue is generated through product and geographic licensing arrangements, which allow third-parties to use the Michael Kors brand name and trademarks in connection with the manufacturing and sale of products, including watches, jewelry, fragrances and eyewear, as well as through geographic licensing arrangements, which allow third-parties to use the Michael Kors tradename in connection with the retail and/or wholesale sales of our Michael Kors branded products in specific geographic regions.
Unallocated Corporate Expenses
In addition to the reportable segments discussed above, we have certain corporate costs that are not directly attributable to our brands and, therefore, are not allocated to segments. Such costs primarily include certain administrative, corporate occupancy, shared service and information systems expenses, including system implementation costs and Capri transformation program costs. In addition, certain other costs are not allocated to segments, including restructuring and other charges, impairment costs, COVID-19 related charges and the war in Ukraine. The segment structure is consistent with how our chief operating decision maker plans and allocates resources, manages the business and assesses performance. The following table presents our total revenue and income (loss) from operations by segment for Fiscal 2023, Fiscal 2022 and Fiscal 2021 (in millions):

		Fiscal Years Ended
		April 1, 2023	April 2, 2022	March 27, 2021
Total revenue:
	Versace	$1,106	$1,088	$718
	Jimmy Choo	633	613	418
	Michael Kors	3,880	3,953	2,924
Total revenue		$5,619	$5,654	$4,060

Income (loss) from operations:
	Versace	$152	$185	$21
	Jimmy Choo	38	13	(55)
	Michael Kors	868	1,005	595
Total segment income from operations		1,058	1,203	561
Less:	Corporate expenses	(233)	(190)	(152)
	Impairment of assets (1)	(142)	(73)	(316)
	COVID-19 related charges (2)	9	14	(42)
	Impact of war in Ukraine (3)	3	(9)	—
	Restructuring and other charges	(16)	(42)	(32)
Total income from operations		$679	$903	$19

(1)Impairment of assets during Fiscal 2023 includes $110 million, $30 million, and $2 million of impairment charges related to the Jimmy Choo, Michael Kors and Versace reportable segments, respectively. Impairment of assets during Fiscal 2022 includes $50 million, $19 million and $4 million of impairment charges related to the Michael Kors, Versace and Jimmy Choo reportable segments, respectively. Impairment of assets during Fiscal 2021 includes $191 million, $91 million and $34 million of impairment charges related to the Jimmy Choo, Michael Kors and Versace reportable segments, respectively.
(2)COVID-19 related charges during Fiscal 2023, primarily include net inventory credits of $9 million. COVID-19 related charges during Fiscal 2022, primarily include net inventory credits and severance expense of $16 million and $2 million, respectively. COVID-19 related charges during Fiscal 2021, primarily include net inventory reserves and severance expense of $10 million and $24 million, respectively. Inventory related costs are recorded within costs of goods sold and severance expense and credit losses are recorded within selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).
(3)These charges primarily relate to incremental credit losses and inventory reserves which are a direct impact of the war in Ukraine. Credit losses are recorded within selling, general and administrative expenses and inventory related costs are recorded within costs of goods sold in the consolidated statements of operations and comprehensive income (loss).

The following table presents our global network of retail stores and wholesale doors:

	As of
	April 1, 2023	April 2, 2022	March 27, 2021
Number of full price retail stores (including concessions):
Versace	160	149	153
Jimmy Choo	182	181	176
Michael Kors	508	524	529
	850	854	858

Number of outlet stores:
Versace	63	60	57
Jimmy Choo	55	56	51
Michael Kors	304	301	291
	422	417	399

Total number of retail stores	1,272	1,271	1,257

Total number of wholesale doors:
Versace	744	803	868
Jimmy Choo	527	446	450
Michael Kors	2,843	2,742	2,852
	4,114	3,991	4,170
The following table presents our retail stores by geographic location:

	As of			As of
	April 1, 2023			April 2, 2022
	Versace	Jimmy Choo	Michael Kors	Versace	Jimmy Choo	Michael Kors
Store count by region:
The Americas	42	43	319	39	45	334
EMEA	58	70	173	55	73	176
Asia	123	124	320	115	119	315
	223	237	812	209	237	825

Key Performance Indicators and Statistics
We use a number of key indicators of operating results to evaluate our performance, including the following (dollars in millions):

	Fiscal Years Ended
	April 1, 2023	April 2, 2022	March 27, 2021
Total revenue	$5,619	$5,654	$4,060
Gross profit as a percent of total revenue	66.3%	66.2%	64.0%
Income from operations	$679	$903	$19
Income from operations as a percent of total revenue	12.1%	16.0%	0.5%
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
Revenue Recognition
Revenue is recognized when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for goods or services. We recognize retail store revenue when control of the product is transferred at the point of sale at our owned stores, including concessions. Revenue from sales through our e-commerce sites is recognized at the time of delivery to the customer, reduced by an estimate of returns. Wholesale revenue is recognized net of estimates for sales returns, discounts, markdowns and allowances, after merchandise is shipped and control of the underlying product is transferred to our wholesale customers. To arrive at net sales for retail, gross sales are reduced by actual customer returns, as well as by a provision for estimated future customer returns, which is based on management’s review of historical and current customer returns. The amounts reserved for retail sales returns were $22 million, $22 million and $20 million at April 1, 2023, April 2, 2022 and March 27, 2021, respectively. Net sales for wholesale equals gross sales, reduced by provisions for estimated future returns based on current expectations, as well as trade discounts, markdowns, allowances, operational chargebacks, and certain cooperative selling expenses. Total sales reserves for wholesale were $73 million, $70 million and $78 million at April 1, 2023, April 2, 2022 and March 27, 2021, respectively. These estimates are based on such factors as historical trends, actual and forecasted performance and market conditions, which are reviewed by management on a quarterly basis. Our historical estimates of these costs were not materially different from actual results.
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
Inventories
Our inventory costs include amounts paid to independent manufacturers, plus duties and freight to bring the goods to the Company’s warehouses, as well as shipments to stores. The combined total of raw materials and work in process recorded on our consolidated balance sheets as of April 1, 2023 and April 2, 2022 were $47 million and $31 million, respectively. We continuously evaluate the composition of our inventory and make adjustments when the cost of inventory is not expected to be fully recoverable. The net realizable value of our inventory is estimated based on historical experience, current and forecasted demand and market conditions. In addition, reserves for inventory losses are estimated based on historical experience and inventory counts. Our inventory reserves are estimates, which could vary significantly from actual results if future economic conditions, customer demand or competition differ from expectations. Our historical estimates of these adjustments have not differed materially from actual results.
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
During Fiscal 2023, Fiscal 2022 and Fiscal 2021, we recorded impairment charges of $36 million, $83 million and $158 million, respectively, which were primarily related to operating lease right-of-use assets and fixed assets of our retail store locations. Please refer to Note 7 and Note 13 of the accompanying consolidated financial statements for additional information.
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
When performing a quantitative impairment assessment of our brand intangible assets, the fair value of the Versace and the Jimmy Choo brands is estimated using a discounted cash flow analysis based on the “relief from royalty” method, assuming that a third-party would be willing to pay a royalty in lieu of ownership for this intangible asset. This approach is dependent on many factors, including estimates of future revenue growth rates, royalty rates and discount rates. Actual future results may differ from these estimates. An impairment loss is recognized when the estimated fair value of the brand intangible assets is less than its carrying amount.
During the fourth quarter of Fiscal 2023, we performed our annual goodwill and indefinite-lived intangible assets impairment analysis. Based on a qualitative impairment assessment of the Michael Kors reporting units, we concluded that it is more likely than not that the fair value of the Michael Kors reporting units exceeded its carrying value and, therefore, was not impaired. We elected to perform quantitative impairment analyses for the Versace and Jimmy Choo reporting units, using a combination of income and market approaches to estimate the fair values of reporting units. We also elected to perform a quantitative impairment analysis for the Versace and Jimmy Choo brand intangible assets using an income approach to estimate the fair values.
Based on the results of these assessments, the Company determined there was no impairment for the Jimmy Choo Licensing reporting unit goodwill as its fair value is significantly higher than its carrying value and no impairment for the Wholesale brand intangible asset as its approximate fair value was equal to its carrying value. Further, the Company determined that there was no impairment for the Versace reporting units goodwill as their fair values significantly exceeded the carrying values and its Retail and Wholesale brand intangible assets fair value exceeded its carrying value by approximately 10% and 5%, respectively.
The Company further concluded that the fair value of the Jimmy Choo Retail and Wholesale reporting units goodwill, along with the Jimmy Choo Retail brand indefinite-lived intangible assets, did not exceed their related carrying amounts. The resulting impairment charges were primarily related to a higher discount rate in the current year driven by higher risk-free rates. Accordingly, the Company recorded impairment charges of $82 million related to the Jimmy Choo Retail and Wholesale reporting units goodwill and $24 million related to the Jimmy Choo Retail brand intangible assets during Fiscal 2023. The impairment charges were recorded within impairment of assets on our consolidated statement of operations and comprehensive income (loss) for the fiscal year ended April 1, 2023.
In Fiscal 2022, the Company did not incur any impairment charges. In Fiscal 2021, we recorded a goodwill impairment charge of $94 million related to the Jimmy Choo wholesale and Jimmy Choo licensing reporting units and $69 million impairment charge related to the Jimmy Choo brand intangible assets during Fiscal 2021. The impairment charges were recorded within impairment of assets on our consolidated statement of operations and comprehensive income (loss) for the fiscal year ended March 27, 2021. See Note 8 to the accompanying financial statements for information relating to the annual impairment analysis performed during the fourth quarters of Fiscal 2023, Fiscal 2022 and Fiscal 2021.
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

Derivative Financial Instruments
Forward Foreign Currency Exchange Contracts
We use forward foreign currency exchange contracts to manage our exposure to fluctuations in foreign currency for certain transactions. We, in our normal course of business, enter into transactions with foreign suppliers and seek to minimize risks related to these transactions. We employ these contracts to hedge our cash flows, as they relate to foreign currency transactions. Certain of these contracts are designated as hedges for accounting purposes, while others remain undesignated. All of our derivative instruments are recorded in our consolidated balance sheets at fair value on a gross basis, regardless of their hedge designation.
We designate certain contracts related to the purchase of inventory that qualify for hedge accounting as cash flow hedges. Formal hedge documentation is prepared for all derivative instruments designated as hedges, including a description of the hedged item and the hedging instrument and the risk being hedged. The changes in the fair value for contracts designated as cash flow hedges is recorded in equity as a component of accumulated other comprehensive income until the hedged item affects earnings. When the inventory related to forecasted inventory purchases that are being hedged is sold to a third-party, the gains or losses deferred in accumulated other comprehensive income are recognized within cost of goods sold. The Company uses regression analysis to assess effectiveness of derivative instruments that are designated as hedges, which compares the change in the fair value of the derivative instrument to the change in the related hedged item. If the hedge is no longer expected to be highly effective in the future, future changes in the fair value are recognized in earnings. For those contracts that are not designated as hedges, changes in the fair value are recorded to foreign currency loss (gain) in our consolidated statements of operations and comprehensive income (loss). We classify cash flows relating to our forward foreign currency exchange contracts related to purchases of inventory consistently with the classification of the hedged item within cash flows from operating activities.
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
Net Investment Hedges
We also use fixed-to-fixed cross currency swap agreements to hedge our net investments in foreign operations against future volatility in the exchange rates between different currencies. We have elected the spot method of designating these contracts under ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”, and have designated these contracts as net investment hedges. The net gain or loss on the net investment hedge is reported within foreign currency translation gains and losses (“CTA”), as a component of accumulated other comprehensive income on our consolidated balance sheets. Interest accruals and coupon payments are recognized directly in interest expense (income), net, in our consolidated statements of operations and comprehensive income (loss). Upon discontinuation of a hedge, all previously recognized amounts remain in CTA until the net investment is sold, diluted or liquidated.
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
As of July 2, 2022, the Company had multiple fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $4 billion to hedge its net investment in Euro denominated subsidiaries (the “Euro Net Investment Hedges”) and $194 million to hedge its net investment in Japanese Yen denominated subsidiaries (the “Japanese Yen Net Investment Hedges”). During the month of July 2022, the Euro Net Investment Hedges with aggregate notional amounts of $4 billion outstanding as of July 2, 2022 were terminated resulting in the Company receiving $237 million in cash.

During the second quarter of Fiscal 2023, the Company also entered into, and subsequently terminated, additional Euro Net Investment Hedges with aggregate notional amounts of $4 billion. The termination of these contracts resulted in the Company receiving an additional $100 million in cash.

During the second quarter of Fiscal 2023, the Company also modified certain Japanese Yen Net Investment Hedges with notional amounts of $100 million. The modification of these hedges resulted in the Company receiving $6 million in cash during the second quarter of Fiscal 2023. The Company entered into additional Japanese Yen Net Investment Hedges with notional amount of $100 million. These contracts have been designated as net investment hedges.

During the second quarter of Fiscal 2023, the Company received a total of $343 million from the termination of its Euro Net Investment Hedges and the modification of its Japanese Yen Net Investment Hedges.

During the third quarter of Fiscal 2023, the Company entered into multiple fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of €1 billion (approximately $1.07 billion) to hedge its net investment in GBP denominated subsidiaries (the “GBP/EUR Net Investment Hedges”). Under the terms of these contracts, the Company will exchange the semi-annual fixed rate payments on GBP denominated debt for fixed rate payments of 0% in Euro. These contracts have maturity dates between November 2024 and November 2027 and are designated as net investment hedges.

As of April 1, 2023, the Company had Japanese Yen Net Investment Hedges with aggregate notional amounts of $294 million. Under the terms of these contracts, the Company will exchange the semi-annual fixed rate payments on United States denominated debt for fixed rate payments of 0% to 2.665% in Japanese Yen. These contracts have maturity dates between May 2027 and February 2051 and are designated as net investment hedges.

Certain of these contracts are supported by a credit support annex (“CSA”) which provides for collateral exchange with the earliest effective date being September 2027. If the outstanding position of a contract exceeds a certain threshold governed by the aforementioned CSA’s, either party is required to post cash collateral.
When a cross-currency swap is used as a hedging instrument in a net investment hedge assessed under the spot method, the cross-currency basis spread is excluded from the assessment of hedge effectiveness and is recognized as a reduction in interest expense (income) in the Company’s consolidated statements of operations and comprehensive income (loss). Accordingly, the Company recorded interest income of $38 million, $63 million and $16 million, respectively, during Fiscal 2023, Fiscal 2022 and Fiscal 2021.

Fair Value Hedges
The Company is exposed to transaction risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany loans. This primarily includes exposure to exchange rate fluctuations in the Euro and British Pound which will impact earnings on a consolidated basis. To manage the exchange rate risk related to these balances, during the fourth quarter of Fiscal 2023 the Company entered into fair value cross-currency swap agreements to hedge its exposure in GBP denominated subsidiaries (the “GBP Fair Value Hedge”) on a Euro denominated intercompany loan. As of April 1, 2023, the total notional values of outstanding fair value cross-currency swaps related to these loans were €1 billion (approximately $1.08 billion). Under the term of these contracts, the Company will exchange the semi-annual fixed rate payments on GBP denominated debt for fixed rate payments of 0% in Euro. These contracts have maturity dates between March 2025 and March 2026 and are designated as fair value hedges.
When a cross-currency swap is designated as a fair value hedge and qualifies as highly effective, the fair value hedge will be recorded at fair value each period on the Company’s consolidated balance sheets, with the difference resulting from the changes in the spot rate at hedge inception to the current period recognized in foreign currency loss (gain) on the Company’s consolidated statements of operations and comprehensive income (loss), which will offset the earnings impact of the original transaction being hedged for. Accordingly, the Company recorded a foreign currency gain of $4 million during Fiscal 2023.
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

Results of Operations
A discussion regarding our results of operations for Fiscal 2023 compared to Fiscal 2022 is presented below. A discussion regarding our results of operations for Fiscal 2022 compared to Fiscal 2021 can be found under Item 7 in our Annual Report on Form 10-K for the year ended April 2, 2022, filed with the SEC on June 1, 2022, which is available on the SEC’s website at www.sec.gov and our investor website at www.capriholdings.com.
Comparison of Fiscal 2023 with Fiscal 2022
The following table details the results of our operations for Fiscal 2023 and Fiscal 2022 and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Fiscal Years Ended		$ Change	% Change	% of Total Revenue for Fiscal 2023	% of Total Revenue for Fiscal 2022
	April 1, 2023	April 2, 2022
Statements of Operations Data:
Total revenue	$5,619	$5,654	$(35)	(0.6)%
Cost of goods sold	1,895	1,910	(15)	(0.8)%	33.7%	33.8%
Gross profit	3,724	3,744	(20)	(0.5)%	66.3%	66.2%
Selling, general and administrative expenses	2,708	2,533	175	6.9%	48.2%	44.8%
Depreciation and amortization	179	193	(14)	(7.3)%	3.2%	3.4%
Impairment of assets	142	73	69	94.5%	2.5%	1.3%
Restructuring and other charges	16	42	(26)	(61.9)%	0.3%	0.7%
Total operating expenses	3,045	2,841	204	7.2%	54.2%	50.2%
Income from operations	679	903	(224)	(24.8)%	12.1%	16.0%
Other income, net	(3)	(2)	(1)	(50.0)%	(0.1)%	—%
Interest expense (income), net	24	(18)	42	NM	0.4%	(0.3)%
Foreign currency loss	10	8	2	25.0%	0.2%	0.1%
Income before provision for income taxes	648	915	(267)	(29.2)%	11.5%	16.2%
Provision for income taxes	29	92	(63)	(68.5)%	0.5%	1.6%
Net income	619	823	(204)	(24.8)%
Less: Net income attributable to noncontrolling interests	3	1	2	NM
Net income attributable to Capri	$616	$822	$(206)	(25.1)%

NM Not meaningful
Total Revenue
Total revenue decreased $35.0 million, or 0.6%, to $5.619 billion for Fiscal 2023, compared to $5.654 billion for Fiscal 2022, which included net unfavorable foreign currency effects of $333 million as a result of the strengthening of the U.S. dollar compared to all major currencies in which we operate in Fiscal 2023, as compared to Fiscal 2022. On a constant currency basis, our total revenue increased $298.0 million, or 5.3%. The increase is attributable to increased retail revenues in the Americas and increased retail and wholesale in EMEA, partially offset by decreased revenues in Greater China due to COVID-19 related disruptions for each of our brands and approximately $70 million of revenue attributable to the 53rd week in Fiscal 2022.
Gross Profit
Gross profit decreased $20.0 million, or 0.5%, to $3.724 billion during Fiscal 2023, compared to $3.744 billion for Fiscal 2022, which included net unfavorable foreign currency effects of $230 million. Gross profit as a percentage of total revenue increased 10 basis points to 66.3% during Fiscal 2023, compared to 66.2% during Fiscal 2022. The increase in gross profit margin was primarily attributable to a higher average unit price, partially offset by unfavorable regional sales mix.

Total Operating Expenses
Total operating expenses increased $204 million, or 7.2%, to $3.045 billion during Fiscal 2023, compared to $2.841 billion for Fiscal 2022. Our operating expenses included a net favorable foreign currency impact of approximately $198 million. Total operating expenses as a percentage of total revenue increased to 54.2% in Fiscal 2023, compared to 50.2% in Fiscal 2022. The components that comprise total operating expenses are detailed below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $175 million, or 6.9%, to $2.708 billion during Fiscal 2023, compared to $2.533 billion for Fiscal 2022. As a percentage of total revenue, selling, general and administrative expenses increased to 48.2% during Fiscal 2023, compared to 44.8% for Fiscal 2022, primarily due to increased marketing and unallocated corporate expenses and deleverage of operating expenses on lower revenue for Fiscal 2023.
Unallocated corporate expenses, which are included within selling, general and administrative expenses discussed above, but are not directly attributable to a reportable segment, increased $43 million, or 22.6%, to $233 million for Fiscal 2023, compared to $190 million for Fiscal 2022, primarily due to an increase in professional fees and information technology costs related to the ongoing ERP system implementation and Capri transformation projects.
Depreciation and Amortization
Depreciation and amortization decreased $14 million, or 7.3%, to $179 million during Fiscal 2023, compared to $193 million for Fiscal 2022. Depreciation and amortization decreased to 3.2% as a percentage of total revenue during Fiscal 2023, compared to 3.4% for Fiscal 2022. The decrease in depreciation and amortization expense was primarily attributable to lower depreciation due to lower capital expenditures in Fiscal 2022 and Fiscal 2021.
Impairment of Assets
During Fiscal 2023, we recognized asset impairment charges of $142 million, primarily related to the impairment of the Jimmy Choo Retail and Wholesale reporting units goodwill and Jimmy Choo brand intangible assets, as well as the impairment of certain operating lease right-of-use assets. During Fiscal 2022, we recognized asset impairment charges of approximately $73 million, primarily related to the impairment of operating lease right-of-use assets (see Note 13 to the accompanying consolidated financial statements for additional information).
Restructuring and Other Charges
During Fiscal 2023, we recognized restructuring and other charges of $16 million, primarily relating to equity awards associated with the acquisition of Versace (see Note 10 to the accompanying consolidated financial statements for additional information).
During Fiscal 2022, we recognized restructuring and other charges of $42 million, which included other costs of $33 million, primarily related to equity awards associated with the acquisition of Versace and severance for an executive officer and $9 million related to our Capri Retail Store Optimization Program.
Income from Operations
As a result of the foregoing, income from operations decreased $224 million to $679 million during Fiscal 2023, compared to $903 million for Fiscal 2022. Income from operations as a percentage of total revenue decreased to 12.1% in Fiscal 2023, compared to 16.0% in Fiscal 2022. See Segment Information above for a reconciliation of our segment operating income to total operating income.

Interest Expense (Income), net
During Fiscal 2023, we recognized $24 million of interest expense compared to $18 million of interest income during Fiscal 2022. The $42 million increase in interest expense (income), net, is primarily due to higher effective interest rates on our outstanding debt, higher average borrowings outstanding and lower interest income from our net investment hedges, partially offset by higher interest income earned on our cash and cash equivalents (see Note 11 and Note 14 to the accompanying consolidated financial statements for additional information).
Foreign Currency Loss
During Fiscal 2023 and Fiscal 2022, we recognized a net foreign currency loss of $10 million and $8 million, respectively, primarily attributable to the remeasurement of intercompany loans with certain of our subsidiaries.
Provision for Income Taxes

During Fiscal 2023, we recognized $29 million of income tax expense on pre-tax income of $648 million compared with $92 million of income tax expense on a pre-tax income of $915 million for Fiscal 2022. Our effective tax rate for Fiscal 2023 was lower than our effective tax rate in Fiscal 2022 primarily due to decreases in uncertain tax positions as well as a more favorable effect of our global financing activities during Fiscal 2023 as compared to Fiscal 2022. In addition, in Fiscal 2022, the Company recognized a benefit from the impact of enacted tax legislation in Italy which allowed the Company to reduce its deferred tax liabilities as well as a United States net operating loss (“NOL”) benefit realized which was not recurring in Fiscal 2023.
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
Net Income Attributable to Capri
As a result of the foregoing, during Fiscal 2023 our net income attributable to Capri decreased $206 million to $616 million, compared to net income of $822 million for Fiscal 2022.

Segment Information
Versace

	Fiscal Years Ended			% Change
	April 1, 2023	April 2, 2022	$ Change	As Reported	Constant Currency
Revenues	$1,106	$1,088	$18	1.7%	13.8%
Income from operations	$152	$185	$(33)	(17.8)%
Operating margin	13.7%	17.0%
Revenues
Versace revenues increased $18 million, or 1.7%, to $1.106 billion for Fiscal 2023, compared to $1.088 billion for Fiscal 2022, which included unfavorable foreign currency effects of $132 million. On a constant currency basis, revenue increased $150 million, or 13.8%, primarily attributable to increased retail revenue in the Americas and EMEA and wholesale shipments in EMEA, partially offset by decreased revenues in Greater China due to COVID-19 related disruptions.
Income from Operations
During Fiscal 2023, Versace recorded income from operations of $152 million compared to $185 million for Fiscal 2022. Operating margin decreased from 17.0% for Fiscal 2022 to 13.7% for Fiscal 2023, primarily due to increased retail store costs from a higher store count and increased employee costs.
Jimmy Choo

	Fiscal Years Ended			% Change
	April 1, 2023	April 2, 2022	$ Change	As Reported	Constant Currency
Revenues	$633	$613	$20	3.3%	11.4%
Income from operations	$38	$13	$25	NM
Operating margin	6.0%	2.1%

NM Not meaningful
Revenues
Jimmy Choo revenues increased $20 million, or 3.3%, to $633 million for Fiscal 2023, compared to $613 million for Fiscal 2022, which included unfavorable foreign currency effects of $50 million. On a constant currency basis, revenue increased $70 million, or 11.4%, primarily attributable to increased revenue in the Americas and EMEA and increased licensing revenue, partially offset by decreased revenue in Greater China due to the impact of COVID-19 related disruptions.
Income from Operations
During Fiscal 2023, Jimmy Choo recorded income from operations of $38 million compared to $13 million for Fiscal 2022. Operating margin increased from 2.1% for Fiscal 2022 to 6.0% for Fiscal 2023, primarily due to a higher average unit price and leveraging of operating expenses on higher revenue.

Michael Kors

	Fiscal Years Ended			% Change
	April 1, 2023	April 2, 2022	$ Change	As Reported	Constant Currency
Revenues	$3,880	$3,953	$(73)	(1.8)%	2.0%
Income from operations	$868	$1,005	$(137)	(13.6)%
Operating margin	22.4%	25.4%
Revenues
Michael Kors revenues decreased $73 million, or 1.8%, to $3.880 billion for Fiscal 2023, compared to $3.953 billion for Fiscal 2022, which included unfavorable foreign currency effects of $151 million. On a constant currency basis, revenue increased $78 million, or 2.0%, primarily attributable to increased retail revenue in the Americas, partially offset by decreased revenue in Greater China due to the impact of COVID-19 related disruptions.
Income from Operations
During Fiscal 2023, Michael Kors recorded income from operations of $868 million compared to $1.005 billion for Fiscal 2022. Operating margin decreased from 25.4% for Fiscal 2022 to 22.4% for Fiscal 2023, primarily due to increased marketing investments and deleveraging of operating expenses on lower revenue.

Liquidity and Capital Resources
Our primary sources of liquidity are the cash flows generated from our operations, along with borrowings available under our credit facilities (see below discussion regarding “Revolving Credit Facilities”) and available cash and cash equivalents. Our primary use of this liquidity is to fund the ongoing cash requirements, including our working capital needs and capital investments in our business, debt repayments, acquisitions, returns of capital, including share repurchases and other corporate activities. We believe that the cash generated from our operations, together with borrowings available under our revolving credit facilities and available cash and cash equivalents, will be sufficient to meet our working capital needs for the next 12 months and beyond, including investments made and expenses incurred in connection with our store growth plans, investments in corporate and distribution facilities, continued IT system development, e-commerce and marketing initiatives. We spent $226 million on capital expenditures during Fiscal 2023 and expect to spend approximately $260 million during Fiscal 2024. This anticipated increase reflects continued expenditures related to our retail operations (including e-commerce), ERP system implementation and Capri transformation programs. The majority of the Fiscal 2023 expenditures related to our retail operations (including e-commerce), ERP system implementation and Capri transformation programs.
The Capri transformation program represents a multi-year, multi-project initiative extending through Fiscal 2026 intended to improve the operating effectiveness and efficiency of our organization by creating best in class shared platforms across our brands and by expanding our digital capabilities. These initiatives cover multiple aspects of our operations including supply chain, marketing, omni-channel customer experience, e-commerce, data analytics and IT infrastructure. Over the next three fiscal years, we expect expenditures up to $220 million related to these efforts.

The Company is also in progress with a multi-year ERP implementation which includes accounting, finance and wholesale and retail inventory solutions in order to create standardized finance IT applications across our organization. This ERP implementation will continue through Fiscal 2026 and we expect expenditures up to $170 million over the next three fiscal years.
The following table sets forth key indicators of our liquidity and capital resources (in millions):

	As of
	April 1, 2023	April 2, 2022
Balance Sheet Data:
Cash and cash equivalents	$249	$169
Working capital	$420	$325
Total assets	$7,295	$7,480
Short-term debt	$5	$29
Long-term debt	$1,822	$1,131

	Fiscal Years Ended
	April 1, 2023	April 2, 2022	March 27, 2021
Cash flows provided by (used in):
Operating activities	$771	$704	$624
Investing activities	183	58	(124)
Financing activities	(776)	(800)	(870)
Effect of exchange rate changes	(94)	(24)	12
Net increase (decrease) in cash, cash equivalents and restricted cash	$84	$(62)	$(358)

Cash Provided by Operating Activities
Cash provided by operating activities increased $67 million to $771 million during Fiscal 2023, as compared to $704 million for Fiscal 2022, which was as a result of the improvement in our working capital partially offset by a decrease in our net income after non-cash adjustments compared to prior year. The changes in our working capital were primarily due to the stabilization of inventory levels compared to prior year.

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
Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities was $183 million during Fiscal 2023, as compared to $58 million during Fiscal 2022. The $125 million increase in cash provided by investing activities was primarily attributable to higher cash received on the settlement of net investment hedges of $220 million during Fiscal 2023, partially offset by higher capital expenditures of $95 million compared to prior year due to ERP system implementations, increased Corporate investments related to Capri transformation programs and increased investments in our retail stores.
Net cash provided by investing activities was $58 million during Fiscal 2022, as compared to net cash used in investing activities of $124 million during Fiscal 2021. The $182 million increase in cash provided by investing activities was primarily attributable to a $189 million cash received on the settlement of certain net investment hedges during Fiscal 2022.
Cash Used in Financing Activities
Net cash used in financing activities was $776 million during Fiscal 2023, as compared to $800 million during Fiscal 2022. The decrease in cash used by financing activities of $24 million was primarily due to an increase in net debt borrowings of $774 million, partially offset by a $703 million increase in cash payments to repurchase our ordinary shares.
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

Debt Facilities
The following table presents a summary of the Company’s borrowing capacity and amounts outstanding as of April 1, 2023 and April 2, 2022 (dollars in millions):

	Fiscal Years Ended
	April 1, 2023	April 2, 2022

Revolving Credit Facility (excluding up to a $500 million accordion feature) (1)
Total Availability	$1,500	$1,000
Borrowings outstanding (2)	874	175
Letter of credit outstanding	3	21
Remaining availability	$623	$804

Versace Term Loan (450 Million Euro)
Borrowings outstanding, net of debt issuance costs (3)	$487	$—

Senior Notes due 2024
Borrowings Outstanding, net of debt issuance costs and discount amortization (2)	$449	$448

2018 Term Loan ($1.6 billion)
Borrowings Outstanding, net of debt issuance costs (4)	$—	$495

Other Borrowings (5)	$17	$42

Hong Kong Uncommitted Credit Facility:
Total availability (70 million and 80 million Hong Kong Dollar) (6)	$9	$10
Borrowings outstanding	—	—
Remaining availability (70 million and 80 million Hong Kong Dollar)	$9	$10

China Uncommitted Credit Facility:
Total availability (75 million and 45 million Chinese Yuan) (6)	$11	$7
Borrowings outstanding	—	—
Remaining availability (75 million and 45 million Chinese Yuan)	$11	$7

Japan Credit Facility:
Total availability (1.0 billion Japanese Yen)	$8	$8
Borrowings outstanding	—	—
Remaining availability (1.0 billion Japanese Yen)	$8	$8

Versace Uncommitted Credit Facility:
Total availability (40 million and 48 million Euro) (6)	$43	$52
Borrowings outstanding	—	—
Remaining availability (40 million and 48 million Euro)	$43	$52

Total borrowings outstanding (1)	$1,827	$1,160
Total remaining availability	$694	$881

(1)The financial covenant in our 2022 Credit Facility requires us to comply with the quarterly maximum net leverage ratio test of 4.00 to 1.0. As of April 1, 2023 and April 2, 2022, we were in compliance with all covenants related to our agreements then in effect governing our debt. See Note 11 to the accompanying consolidated financial statements for additional information.
(2)As of April 1, 2023 and April 2, 2022, all amounts are recorded as long-term debt in our consolidated balance sheets.

(3)On December 5, 2022, Gianni Versace S.r.l., our wholly owned subsidiary, entered into a credit facility, which provided a senior unsecured term loan in an aggregate principal amount of €450 million (approximately $488 million). As of April 1, 2023, all amounts are recorded as long-term debt in our consolidated balance sheets.
(4)As of April 1, 2023, we no longer had an outstanding balance under the 2018 Term Loan as it was repaid. As of April 2, 2022, all amounts are recorded as long-term debt in our consolidated balance sheets.
(5)The balance as of April 1, 2023 consists of primarily of $4 million related to our supplier finance program recorded within short-term debt in our consolidated balance sheets and $11 million related to the sale of certain Versace tax receivables, with $1 million and $10 million recorded within short-term debt and long-term debt, respectively, in our consolidated balance sheets. The balance as of April 2, 2022 consists of $21 million related to our supplier finance program recorded within short term debt in our consolidated balance sheets, $18 million related to the sale of certain Versace tax receivables, with $8 million and $10 million recorded within short-term debt and long-term debt, respectively, in our consolidated balance sheets and $3 million of other loans recorded as long-term debt in our consolidated balance sheets.
(6)The balance as of April 1, 2023 represents the total availability of the credit facility, which excludes bank guarantees.

We believe that our 2022 Credit Facility is adequately diversified with no undue concentration in any one financial institution. As of April 1, 2023, there were 17 financial institutions participating in the facility, with none maintaining a maximum commitment percentage in excess of 10%. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the 2022 Credit Facility.
See Note 11 in the accompanying consolidated financial statements for detailed information relating to our credit facilities and debt obligations.
Share Repurchase Program
The following table presents our treasury share repurchases during the fiscal years ended April 1, 2023 and April 2, 2022 (dollars in millions):

	Fiscal Years Ended
	April 1, 2023	April 2, 2022
Cost of shares repurchased under share repurchase program	$1,350	$650
Fair value of shares withheld to cover tax obligations for vested restricted share awards	14	11
Total cost of treasury shares repurchased	$1,364	$661

Shares repurchased under share repurchase program	27,356,549	11,014,541
Shares withheld to cover tax withholding obligations	301,326	203,863
	27,657,875	11,218,404
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
On June 1, 2022, the Board of Directors terminated our Fiscal 2022 Plan, with $400 million of availability remaining, and authorized a new share repurchase program (the “Fiscal 2023 Plan”) pursuant to which we may, from time to time, repurchase up to $1.0 billion of our outstanding ordinary shares within period of two years from the effective date of the program.
On November 9, 2022, the Company announced that its Board of Directors approved a new share repurchase program (the “Existing Share Repurchase Plan”) of up to $1 billion of its outstanding ordinary shares, providing additional capacity to return cash to shareholders over the longer term. This new two-year program replaced the Fiscal 2023 Plan which had

$250 million of availability remaining. As of April 1, 2023, the remaining availability under the Company’s share repurchase program was $400 million.
Share repurchases may be made in open market or privately negotiated transactions and/or pursuant to Rule 10b5-1 trading plans, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors. The program may be suspended or discontinued at any time.
See Note 15 to the accompanying consolidated financial statements for additional information.
Contractual Obligations and Commercial Commitments
As of April 1, 2023, our contractual obligations and commercial commitments were as follows (in millions):

Fiscal Years	Fiscal 2024	Fiscal 2025-2026	Fiscal 2027-2028	Fiscal 2029 and thereafter	Total
Operating leases	$473	$681	$381	$427	$1,962
Interest, net (1)	16	11	—	—	27
Inventory purchase obligations	775	—	—	—	775
Other commitments	89	32	4	—	125
Short-term debt	5	—	—	—	5
Long-term debt	—	450	1,374	—	1,824
Total	$1,358	$1,174	$1,759	$427	$4,718

(1)Beginning in Fiscal 2027, we expect to be in an interest income position, therefore we would not expect to have net interest expense obligations through the above periods.
Operating lease obligations represent equipment leases and the minimum lease rental payments due under non-cancelable operating leases for our real estate locations globally. In addition to the above amounts, we are typically required to pay real estate taxes, contingent rent based on sales volume and other occupancy costs relating to leased properties for our retail stores.
Interest, net represents the estimated net interest expense associated with our term loan based on the current interest rate. It also includes the estimated net interest income from our net investment hedges and fair value hedges.
Inventory purchase obligations represent contractual obligations for future purchases of inventory.
Other commitments include non-cancelable contractual obligations related to marketing and advertising agreements, information technology agreements and supply agreements.
The above table excludes current liabilities (other than short-term debt and short-term operating lease liabilities) recorded as of April 1, 2023, as these items will be paid within one year, and non-current liabilities that have no cash outflows associated with them (e.g., deferred taxes).

Off-Balance Sheet Arrangements
We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. In addition to the commitments in the above table, our off-balance sheet commitments relating to our outstanding letters of credit were $35 million at April 1, 2023, including $32 million in letters of credit issued outside of the 2022 Credit Facility. In addition, as of April 1, 2023, bank guarantees of approximately $36 million were supported by our various credit facilities. We do not have any other off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

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
Foreign Currency Exchange Risk
Forward Foreign Currency Exchange Contracts
We are exposed to risks on certain purchase commitments to foreign suppliers based on the value of our purchasing subsidiaries’ local currency relative to the currency requirement of the supplier on the date of the commitment. As such, we enter into forward foreign currency exchange contracts that generally mature in 12 months or less and are consistent with the related purchase commitments, to manage our exposure to the changes in the value of the Euro and the Canadian Dollar. These contracts are recorded at fair value in our consolidated balance sheets as either an asset or liability, and are derivative contracts to hedge cash flow risks. Certain of these contracts are designated as hedges for hedge accounting purposes, while certain of these contracts are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of the majority of these contracts at the balance sheet date are recorded in equity as a component of accumulated other comprehensive income, and upon maturity (settlement) are recorded in, or reclassified into, our cost of goods sold or operating expenses, in our consolidated statements of operations and comprehensive income (loss), as applicable to the transactions for which the forward foreign currency exchange contracts were established.
There were no forward foreign currency exchange contracts outstanding as of April 1, 2023 and as a result we were not required to perform a sensitivity analysis on such contracts.
Net Investment Hedges
We are exposed to adverse foreign currency exchange rate movements related to our net investment hedges. As of April 1, 2023, we have multiple fixed to fixed cross-currency swap agreements with aggregate notional amounts of $294 million to hedge our net investments in Japanese Yen-denominated subsidiaries against future volatility in the exchange rates between the United States dollar and the Japanese Yen. Under the term of these contracts, we will exchange the semi-annual fixed rate payments on United States denominated debt for fixed rate payments of 0% to 2.665% in Japanese Yen. Based on the net investment hedges outstanding as of April 1, 2023, a 10% appreciation or devaluation of the U.S. Dollar compared to the level of foreign currency exchange rates for currencies under contract as of April 1, 2023, would result in a net increase or decrease, respectively, of approximately $40 million in the fair value of these contracts. These contracts have maturity dates between November 2024 and February 2051. In addition, certain other contracts are supported by a credit support annex (“CSA”) which provides for collateral exchange with the earliest effective date being September 2027. If the outstanding position of a contract exceeds a certain threshold governed by the aforementioned CSA’s, either party is required to post cash collateral.
As of April 1, 2023, we have multiple fixed to fixed cross-currency swap agreements with aggregate notional amounts of €1 billion (approximately $1.07 billion) to hedge our net investments in Euro denominated subsidiaries against future volatility in exchange rates between the Euro and British pound. Under the term of these contracts, we will exchange the semi-annual fixed rate payments on GBP denominated debt for fixed rate payments of 0% in Euro. Based on the net investment hedges outstanding as of April 1, 2023, a 10% appreciation or devaluation of the British pound compared to the level of foreign currency exchange rates for currencies under contract as of April 1, 2023, would result in a net increase or decrease, respectively, of approximately £80 million (approximately $99 million) in the fair value of these contracts. These contracts have maturity dates between November 2024 and November 2027.
Fair Value Hedges
We are exposed to transaction risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany loans which will impact earnings on a consolidated basis. To manage the exchange rate risk related to these balances, we enter into fair value forward cross-currency swap agreements to hedge its exposure in GBP denominated subsidiaries on a Euro denominated intercompany loan. As of April 1, 2023, the total notional values of outstanding fair value cross-currency swaps related to these loans were €1 billion (approximately $1.08 billion). Based on the fair value hedges outstanding as of April 1, 2023, a 10% appreciation or devaluation of the British pound compared to the level of foreign currency exchange rates for currencies under contract as of April 1, 2023, would result in a net increase or decrease, respectively, of approximately £82 million (approximately $101 million) in the fair value of these contracts. These contracts have maturity dates between March 2025 and March 2026.
Interest Rate Risk
We are exposed to interest rate risk in relation to borrowings outstanding under our 2022 Credit Facility, our Versace Term Loan, our Hong Kong Credit Facility, our Japan Credit Facility, and our Uncommitted Versace Credit Facilities. Our 2022 Credit Facility carries interest rates that are tied to the prime rate and other institutional lending rates (depending on the particular origination of borrowing), as further described in Note 11 to the accompanying consolidated financial statements. Our Versace Term Loan carries interest rates that are tied to EURIBOR. Our Hong Kong Credit Facility carries interest at a rate that is tied to the Hong Kong Interbank Offered Rate. Our China Credit Facility carries interest at a rate that is tied to the People’s Bank of China’s Benchmark lending rate. Our Japan Credit Facility carries interest at a rate posted by the Mitsubishi UFJ Financial Group. Our Uncommitted Versace Credit Facilities carries interest at a rate set by the bank on the date of borrowing that is tied to the European Central Bank. Therefore, our consolidated statements of operations and comprehensive income (loss) and cash flows are exposed to changes in those interest rates. At April 1, 2023, we had $874 million borrowings outstanding under our 2022 Credit Facility, $487 million, outstanding, net of debt issuance costs, under our Versace Term Loan and no borrowings outstanding under all other Credit Facilities, as further described in Note 11 to the accompanying consolidated financial statements. At April 2, 2022, we had $175 million borrowings outstanding under our Revolving Credit Facility, $495 million, net of debt issuance costs, outstanding under our 2018 Term Loan Facility and no borrowings outstanding under our Versace Credit Facility. These balances are not indicative of future balances that may be outstanding under our revolving credit facilities that may be subject to fluctuations in interest rates. Any increases in the applicable interest rate(s) would cause an increase to the interest expense relative to any outstanding balance at that date.
Credit Risk
As of April 1, 2023, our $450 million Senior Notes, due in 2024, bear interest at a fixed rate equal to 4.250% per year, payable semi-annually. Our Senior Notes interest rate payable may be subject to adjustments from time to time if either Moody’s or S&P (or a substitute rating agency), downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the Senior Notes.

Item 8.    Financial Statements and Supplementary Data
See “Item 15. Exhibits and Financial Statement Schedules” for a listing of the consolidated financial statements and supplementary data included in this report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a - 15(e) and 15(d) - 15(e) under the Securities and Exchange Act of 1934, as amended, (the “Exchange Act”)) as of April 1, 2023. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures are effective as of April 1, 2023.
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
Our management assessed the effectiveness of our internal control over financial reporting as of April 1, 2023. In making this assessment, it used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), the 2013 Framework. Based on this assessment, management has determined that, as of April 1, 2023, our internal control over financial reporting is effective based on those criteria.
The Company’s internal control over financial reporting as of April 1, 2023, as well as the consolidated financial statements, have been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
Except as discussed below, there have been no changes in our internal control over financial reporting during the three months ended April 1, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B.    Other Information
Amendment to Amended and Restated Memorandum and Articles of Association
The Board of Directors of the Company approved an amendment to clauses 2 and 3 of the Company’s amended and restated Memorandum and Articles of Association (the “Amendment to the Memorandum”), effective May 24, 2023, reflecting a change of the Company’s registered agent and registered office from Vistra Corporate Services Centre to Conyers Trust

Company (BVI) Limited. A copy of the Amendment to the Memorandum is attached as Exhibit 3.2 to this Annual Report on Form 10-K and incorporated herein by reference.
This disclosure is intended to satisfy the requirements of Item 5.03 of Form 8-K.
Compensatory Arrangements of Certain Officers
On May 30, 2023, the Company and Michael Kors (USA), Inc. (together with the Company, the “Company Parties”) entered into an amended and restated employment agreement with each of Thomas J. Edwards, Jr., Jenna A. Hendricks and Krista A. McDonough (the “Employment Agreements”). The material changes to the Employment Agreements from the executive officers’ prior employment agreements include: (i) providing that upon a termination of employment by the Company Parties without “cause” (and other than by reason of death or disability) or by the executive officer for “good reason”, in addition to the existing severance entitlements under the prior employment agreement, the executive officer would be entitled to a pro rata annual cash incentive award for the year in which the date of termination occurs based on the actual level of performance; (ii) updating the definitions of “cause” and “good reason”; and (iii) updating the restrictive covenants to reflect the most current such covenants used in the equity awards under the Company’s Third Amended and Restated Omnibus Incentive Plan.
In addition, on May 30, 2023, each of Mr. Edwards and Msmes. Hendricks and McDonough entered into a Change in Control Continuity Agreement with the Company (the “CIC Agreements”), which provides for an initial two-year term that will renew automatically for additional years commencing on the first anniversary of the effective date and each annual anniversary thereafter, unless notice of nonrenewal is provided. The payments and benefits provided under the CIC Agreements are “double trigger” and are not payable upon a termination of the executive officer’s employment for “cause,” by a resignation by an executive officer without “good reason” or any termination of an executive officer’s employment prior to a “change in control” of the Company. Defined terms referenced in this description of the CIC Agreements have the meaning given to them in such agreements.
The severance protections under the CIC Agreements become effective on a change in control of the Company and remain in effect for a two-year protected period thereafter. During such two-year period, the executive officer would generally be entitled to compensation and benefits consistent with those applicable prior to the change in control, and if the executive officer’s employment is terminated by the Company without cause (and other than by reason of death or disability) or by the executive officer for good reason, the executive officer would be entitled to receive the following payments and benefits, subject to an effective release of claims against the Company and its affiliates: (i) an amount equal to two times the sum of the executive officer’s annual base salary and target annual cash incentive; (ii) a prorated target bonus for the portion of the Company’s fiscal year elapsed prior to the date of termination; (iii) a payment equal to the cost of the monthly COBRA premiums for group health care plan coverage for a period of 24 months; and (iv) outplacement services up to a maximum cost of $25,000. If the executive officer’s employment is terminated during the protected period following a change in control due to death or disability, the executive officer would not be entitled to the benefits described above, but would be entitled to receive a prorated bonus based on the executive officer’s target annual bonus opportunity and death or disability benefits not less than those provided prior to the change in control. The payments and benefits under the CIC Agreements will be reduced to the extent that they would be subject to an excise tax under Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended, unless the executive officer would be better off on an after-tax basis receiving all such payments and benefits and paying his or her own excise tax. The CIC Agreements do not provide for an excise tax gross-up and include perpetual confidentiality and non-disparagement covenants, and non-solicitation covenants that apply while the executive officer is employed and for two years thereafter.
The foregoing summary is qualified in its entirety by reference to the Employment Agreements and the CIC Agreements, copies of which are filed herewith as Exhibits 10.11, 10.13, 10.16, 10.21, 10.22 and 10.23 and incorporated herein by reference.
This disclosure is intended to satisfy the requirements of Item 5.02(e) of Form 8-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance
Information with respect to this Item is included in the Company’s Proxy Statement to be filed in June 2023, which is incorporated herein by reference.

Item 11.    Executive Compensation
Information with respect to this Item is included in the Company’s Proxy Statement to be filed in June 2023, which is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information as of April 1, 2023 regarding compensation plans under which the Company’s equity securities are authorized for issuance:

Equity Compensation Plan Information
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	3,576,840	$43.98	6,169,920
Equity compensation plans not approved by security holders	—	$—	—
Total	3,576,840	$43.98	6,169,920

(1)Reflects share options and restricted stock units issued under the Company’s Third Amended and Restated Omnibus Incentive Plan (or predecessor plan).
(2)Represents the weighted average exercise price of outstanding share awards only.

Item 13.    Certain Relationships, Related Transactions and Director Independence
Information with respect to this Item is included in the Company’s Proxy Statement to be filed in June 2023, which is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services
Information with respect to this Item is included in the Company’s Proxy Statement to be filed in June 2023, which is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)The following documents are filed as part of this annual report on Form 10-K:
1.The following consolidated financial statements listed below are filed as a separate section of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm - Ernst & Young LLP (PCAOB ID No. 42).
Consolidated Balance Sheets as of April 1, 2023 and April 2, 2022.
Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended April 1, 2023, April 2, 2022 and March 27, 2021.
Consolidated Statements of Shareholders’ Equity for the fiscal years ended April 1, 2023, April 2, 2022 and March 27, 2021.
Consolidated Statements of Cash Flows for the fiscal years ended April 1, 2023, April 2, 2022 and March 27, 2021.
Notes to Consolidated Financial Statements for the fiscal years ended April 1, 2023, April 2, 2022 and March 27, 2021.
2.Exhibits:
EXHIBIT INDEX

Exhibit No.	Document Description
2.1	Stock Purchase Agreement, dated as of September 24, 2018, by and among Allegra Donata Versace Beck, Donatella Versace, Santo Versace, Borgo Luxembourg S.À R.L., Blackstone GPV Capital Partners (Mauritius) VI-D FDI Ltd., Blackstone GPV Tactical Partners (Mauritius)-N Ltd. and Capri Holdings Limited (f/k/a Michael Kors Holdings Limited) (included as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-35368), filed on September 25, 2018 and incorporated herein by reference).
3.1	Amended and Restated Memorandum and Articles of Association of Capri Holdings Limited (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 31, 2018 and incorporated herein by reference).
3.2	Amendment to Amended and Restated Memorandum and Articles of Association of Capri Holdings, effective May 24, 2023.
4.1	Specimen of Ordinary Share Certificate of Capri Holdings Limited (included as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2019 (File No. 001-35368), filed on May 29, 2019 and incorporated herein by reference).
4.2	Indenture, dated as of October 20, 2017, by and among Michael Kors (USA), Inc., Michael Kors Holdings Limited, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-35368), filed on October 20, 2017 and incorporated herein by reference).
10.1	Second Amendment, dated as of June 25, 2020, to the Third Amended and Restated Credit Agreement dated as of November 15, 2018 among Capri Holdings Limited, Michael Kors (USA), Inc., the foreign subsidiary borrowers party thereto, the guarantors party thereto, the financial institutions party thereto as lenders and issuing banks and JPMorgan Chase Bank, N.A., as administrative agent (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35368), filed on July 1, 2020 and incorporated herein by reference).
10.2	Form of Indemnification Agreement between Michael Kors Holdings Limited and its directors and executive officers (included as Exhibit 10.5 to the Company’s Registration Statement on Form F-1, as amended (File No. 333-178282), filed on December 2, 2011 and incorporated herein by reference).
10.3	Capri Holdings Limited Third Amended and Restated Omnibus Incentive Plan (included as Annex B to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-35368), filed on June 16, 2022 and incorporated herein by reference).
10.4
Fifth Amended and Restated Employment Agreement, dated as of March 7, 2022, by and among Michael Kors (USA), Inc., Capri Holdings Limited and John D. Idol (included as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 2022 (File No. 001-35368), filed on June 1, 2022 and incorporated herein by reference).

10.5	Executive Bonus Program (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2013 filed on August 8, 2013 and incorporated herein by reference).

Exhibit No.	Document Description
10.6	Form of Employee Non-Qualified Option Award Agreement (included as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2015, filed on May 27, 2015 and incorporated herein by reference).
10.7	Form of Employee Restricted Stock Unit Award Agreement (included as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2015, filed on May 27, 2015 and incorporated herein by reference).
10.8	Form of Performance-Based Restricted Stock Unit Award Agreement (included as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2015, filed on May 27, 2015 and incorporated herein by reference).
10.9	Form of Independent Director Restricted Stock Unit Award Agreement (included as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2015, filed on May 27, 2015 and incorporated herein by reference).
10.10	Aircraft Time Sharing Agreement, effective as of December 20, 2022, by and between Michael Kors (USA), Inc. and John Idol (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2022, filed on February 8, 2023 and incorporated herein by reference).
10.11	Amended and Restated Employment Agreement by and among Capri Holdings Limited, Michael Kors (USA), Inc. and Thomas J. Edwards, Jr., dated as of May 30, 2023.
10.12	Capri Holdings Limited Deferred Compensation Plan (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001.35368), filed on November 14, 2019 and incorporated herein by reference).
10.13	Amended and Restated Employment Agreement by and among Capri Holdings Limited, Michael Kors (USA), Inc. and Krista A. McDonough, dated as of May 30, 2023.
10.14	Employment Agreement, dated as of March 30, 2020, by and among Capri Holdings Limited, Michael Kors (USA), Inc. and Daniel Purefoy (included as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 27, 2021, filed on May 26, 2021 and incorporated herein by reference).
10.15	Employment Agreement dated January 23, 2023, by and between Michael Kors (USA), Inc. and Cedric Wilmotte.
10.16	Amended and Restated Employment Agreement by and among Capri Holdings Limited, Michael Kors (USA), Inc. and Jenna Hendricks, dated as of May 30, 2023.
10.17	Suspension of Rights Agreement, dated as of September 23, 2021, to the Third Amended and Restated Credit Agreement, dated as of November 15, 2018 among, Michael Kors (USA), Inc., Capri Holdings Limited, the Foreign Subsidiary Borrowers party to the Credit Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, the Lenders thereto and the other parties party thereto (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 25, 2021 filed on November 3, 2021 and incorporated herein by reference).
10.18	Revolving Credit Agreement, dated as of July 1, 2022 among Capri Holdings Limited, Michael Kors (USA), Inc., the foreign subsidiary borrowers party thereto, the guarantors party thereto, the financial institutions party thereto as lenders and issuing banks and JPMorgan Chase Bank, N.A., as administrative agent (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35368), filed on July 1, 2022 and incorporated herein by reference).
10.19	Term Facility Agreement by and among Gianni Versace S.r.l., as borrower, Intesa Sanpaolo S.p.A., Banca Nazionale Del Lavoro S.p.A. and UniCredit S.p.A., as arrangers and lenders, and Intesa Sanpaolo S.p.A., as agent, dated as of December 5, 2022 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35368), filed on December 6, 2022 and incorporated herein by reference).
10.20	Parent Company Guarantee by and among Capri Holdings Limited, as guarantor, Banca Nazionale del Lavoro S.p.A., Intesa Sanpaolo S.p.A. and UniCredit S.p.A., dated as of December 5, 2022 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35368), filed on December 6, 2022 and incorporated herein by reference).
10.21	Change in Control Continuity Agreement by and between Capri Holdings Limited and Thomas J. Edwards, Jr., dated as of May 30, 2023.
10.22	Change in Control Continuity Agreement by and between Capri Holdings Limited and Jenna Hendricks, dated as of May 30, 2023.
10.23	Change in Control Continuity Agreement by and between Capri Holdings Limited and Krista A. McDonough, dated as of May 30, 2023.
21.1	List of subsidiaries of Capri Holdings Limited.
23.2	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

Exhibit No.	Document Description
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	Interactive Data Files.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 31, 2023

CAPRI HOLDINGS LIMITED
By:	/s/ John D. Idol
Name:	John D. Idol
Title:	Chairman & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John D. Idol	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	May 31, 2023
John D. Idol
By:	/s/ Thomas J. Edwards, Jr.	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	May 31, 2023
Thomas J. Edwards Jr.
By:	/s/ Marilyn Crouther	Director	May 31, 2023
Marilyn Crouther
By:	/s/ Robin Freestone	Director	May 31, 2023
Robin Freestone
By:	/s/ Judy Gibbons	Director	May 31, 2023
Judy Gibbons
By:	/s/ Mahesh Madhavan	Director	May 31, 2023
Mahesh Madhavan
By:	/s/ Stephen F. Reitman	Director	May 31, 2023
Stephen F. Reitman
By:	/s/ Jane Thompson	Director	May 31, 2023
Jane Thompson
By:	/s/ Jean Tomlin	Director	May 31, 2023
Jean Tomlin

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Capri Holdings Limited
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Capri Holdings Limited and subsidiaries (“the Company”) as of April 1, 2023 and April 2, 2022, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended April 1, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 1, 2023 and April 2, 2022, and the results of its operations and its cash flow for each of the three years in the period ended April 1, 2023, in conformity with the U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of April 1, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 31, 2023 expressed an unqualified opinion thereon.
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

Valuation of Goodwill and Indefinite-lived Intangible Assets
Description of the Matter	At April 1, 2023, the Company’s goodwill and indefinite-lived intangible assets, consisting of brand names, totaled $1.3 billion and $1.2 billion, respectively. As discussed in Note 2 to the consolidated financial statements, goodwill and indefinite-lived intangible assets are assessed for impairment on an annual basis, or whenever impairment indicators exist. As a result of the Company’s 2023 annual impairment test, the Company recorded a goodwill impairment charge of $82 million associated with its Jimmy Choo Retail and Wholesale reporting units. The Company also recognized an impairment charge of $24 million associated with the Jimmy Choo indefinite-lived retail brand name intangible asset.

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

Impairment of Retail Store Long-Lived assets
Description of the Matter	As discussed in Note 2 to the consolidated financial statements, the Company evaluates its long-lived assets, which primarily include property, plant, and equipment and operating lease right-of-use assets at retail stores, for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. During the year ended April 1, 2023, the Company recognized an impairment charge of $36 million related to its long-lived assets.

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
May 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Capri Holdings Limited
Opinion on Internal Control over Financial Reporting
We have audited Capri Holdings Limited and subsidiaries’ internal control over financial reporting as of April 1, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Capri Holdings Limited and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 1, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 1, 2023 and April 2, 2022, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended April 1, 2023, and the related notes and our report dated May 31, 2023 expressed an unqualified opinion thereon.
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
/s/ ERNST & YOUNG LLP

New York, New York
May 31, 2023

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	April 1, 2023	April 2, 2022
Assets
Current assets
Cash and cash equivalents	$249	$169
Receivables, net	369	434
Inventories, net	1,057	1,096
Prepaid expenses and other current assets	195	192
Total current assets	1,870	1,891
Property and equipment, net	552	476
Operating lease right-of-use assets	1,330	1,358
Intangible assets, net	1,728	1,847
Goodwill	1,293	1,418
Deferred tax assets	296	240
Other assets	226	250
Total assets	$7,295	$7,480
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$475	$555
Accrued payroll and payroll related expenses	154	165
Accrued income taxes	73	52
Short-term operating lease liabilities	429	414
Short-term debt	5	29
Accrued expenses and other current liabilities	314	351
Total current liabilities	1,450	1,566
Long-term operating lease liabilities	1,348	1,467
Deferred tax liabilities	508	432
Long-term debt	1,822	1,131
Other long-term liabilities	318	326
Total liabilities	5,446	4,922
Commitments and contingencies
Shareholders’ equity
Ordinary shares, no par value; 650,000,000 shares authorized; 224,166,250 shares issued and 117,347,045 outstanding at April 1, 2023; 221,967,599 shares issued and 142,806,269 outstanding at April 2, 2022	—	—
Treasury shares, at cost (106,819,205 shares at April 1, 2023 and 79,161,330 shares at April 2, 2022)	(5,351)	(3,987)
Additional paid-in capital	1,344	1,260
Accumulated other comprehensive income	147	194
Retained earnings	5,708	5,092
Total shareholders’ equity of Capri	1,848	2,559
Noncontrolling interest	1	(1)
Total shareholders’ equity	1,849	2,558
Total liabilities and shareholders’ equity	$7,295	$7,480
See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In millions, except share and per share data)

	Fiscal Years Ended
	April 1, 2023	April 2, 2022	March 27, 2021
Total revenue	$5,619	$5,654	$4,060
Cost of goods sold	1,895	1,910	1,463
Gross profit	3,724	3,744	2,597
Selling, general and administrative expenses	2,708	2,533	2,018
Depreciation and amortization	179	193	212
Impairment of assets	142	73	316
Restructuring and other charges	16	42	32
Total operating expenses	3,045	2,841	2,578
Income from operations	679	903	19
Other income, net	(3)	(2)	(7)
Interest expense (income), net	24	(18)	43
Foreign currency loss (gain)	10	8	(20)
Income before provision for income taxes	648	915	3
Provision for income taxes	29	92	66
Net income (loss)	619	823	(63)
Less: Net income (loss) attributable to noncontrolling interest	3	1	(1)
Net income (loss) attributable to Capri	$616	$822	$(62)

Weighted average ordinary shares outstanding:
Basic	132,532,009	149,724,675	150,453,568
Diluted	134,002,480	152,497,907	150,453,568
Net income (loss) per ordinary share attributable to Capri:
Basic	$4.65	$5.49	$(0.41)
Diluted	$4.60	$5.39	$(0.41)

Statements of Comprehensive Income (Loss):
Net income (loss)	$619	$823	$(63)
Foreign currency translation adjustments	(41)	127	(15)
Net (loss) gain on derivatives	(6)	10	(4)
Comprehensive income (loss)	572	960	(82)
Less: Net income (loss) attributable to noncontrolling interest	3	1	(1)
Less: Foreign currency translation adjustments attributable to noncontrolling interest	—	(1)	—
Comprehensive income (loss) attributable to Capri	$569	$960	$(81)

See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data which is in thousands)

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity of Capri	Non-controlling Interests	Total Equity
	Shares	Amounts		Shares	Amounts
Balance as of March 28, 2020	217,320	$—	$1,085	(67,894)	$(3,325)	$75	$4,332	$2,167	$1	$2,168
Net loss	—	—	—	—	—	—	(62)	(62)	(1)	(63)
Other comprehensive loss	—	—	—	—	—	(19)	—	(19)	—	(19)
Total comprehensive loss	—	—	—	—	—	—	—	(81)	(1)	(82)
Vesting of restricted awards, net of forfeitures	1,456	—	—	—	—	—	—	—	—	—
Exercise of employee share options	447	—	3	—	—	—	—	3	—	3
Share based compensation expense	—	—	70	—	—	—	—	70	—	70
Repurchase of ordinary shares	—	—	—	(49)	(1)	—	—	(1)	—	(1)
Other	—	—	—	—	—	—	—	—	(1)	(1)
Balance as of March 27, 2021	219,223	—	1,158	(67,943)	(3,326)	56	4,270	2,158	(1)	2,157
Net income	—	—	—	—	—	—	822	822	1	823
Other comprehensive income (loss)	—	—	—	—	—	138	—	138	(1)	137
Total comprehensive income	—	—	—	—	—	—	—	960	—	960
Vesting of restricted awards, net of forfeitures	2,336	—	—	—	—	—	—	—	—	—
Exercise of employee share options	408	—	17	—	—	—	—	17	—	17
Share based compensation expense	—	—	85	—	—	—	—	85	—	85
Repurchase of ordinary shares	—	—	—	(11,218)	(661)	—	—	(661)	—	(661)
Balance at April 2, 2022	221,967	—	1,260	(79,161)	(3,987)	194	5,092	2,559	(1)	2,558
Net income	—	—	—	—	—	—	616	616	3	619
Other comprehensive loss	—	—	—	—	—	(47)	—	(47)	—	(47)
Total comprehensive income	—	—	—	—	—	—	—	569	3	572
Vesting of restricted awards, net of forfeitures	2,078	—	—	—	—	—	—	—	—	—
Exercise of employee share options	121	—	6	—	—	—	—	6	—	6
Share based compensation expense	—	—	78	—	—	—	—	78	—	78
Repurchase of ordinary shares	—	—	—	(27,658)	(1,364)	—	—	(1,364)	—	(1,364)
Other	—	—	—	—	—	—	—	—	(1)	(1)
Balance at April 1, 2023	224,166	—	1,344	(106,819)	$(5,351)	$147	$5,708	$1,848	$1	$1,849

See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal Years Ended
	April 1, 2023	April 2, 2022	March 27, 2021
Cash flows from operating activities
Net income (loss)	$619	$823	$(63)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	179	193	212
Share-based compensation expense	78	85	71
Impairment of assets	142	83	316
Deferred income taxes	(101)	(57)	(70)
Changes to lease related balances, net	(99)	(142)	(112)
Foreign currency losses (gains)	28	—	(15)
Other non-cash charges	7	10	7
Change in assets and liabilities:
Receivables, net	50	(78)	(52)
Inventories, net	13	(386)	145
Prepaid expenses and other current assets	(8)	14	(31)
Accounts payable	(100)	69	50
Accrued expenses and other current liabilities	(9)	30	153
Other long-term assets and liabilities	(28)	60	13
Net cash provided by operating activities	771	704	624
Cash flows from investing activities
Capital expenditures	(226)	(131)	(111)
Cash paid for asset/business acquisitions, net of cash acquired	—	—	(13)
Settlement of net investment hedges	409	189	—
Net cash provided by (used in) investing activities	183	58	(124)
Cash flows from financing activities
Debt borrowings	4,061	945	2,443
Debt repayments	(3,474)	(1,132)	(3,311)
Debt issuance costs	(5)	—	(4)
Repurchase of ordinary shares	(1,364)	(661)	(1)
Exercise of employee share options	6	17	3
Other financing activities	—	31	—
Net cash used in financing activities	(776)	(800)	(870)
Effect of exchange rate changes on cash and cash equivalents	(94)	(24)	12
Net increase (decrease) in cash, cash equivalents and restricted cash	84	(62)	(358)
Beginning of period	172	234	592
End of period	$256	$172	$234
Supplemental disclosures of cash flow information
Cash paid for interest	$58	$37	$52
Cash paid for income taxes	$133	$43	$45
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$33	$39	$17
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
The Company utilizes a 52- to 53-week fiscal year, and the term “Fiscal Year” or “Fiscal” refers to that 52-week or 53-week period. The fiscal years ending on April 1, 2023 and March 27, 2021 (“Fiscal 2023” and “Fiscal 2021”, respectively) contain 52 weeks, whereas the fiscal year ending April 2, 2022 (“Fiscal 2022”) contains 53 weeks. The Company’s Fiscal 2024 is a 52-week period ending March 30, 2024.

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
The following table details the activity and balances of the Company’s sales reserves for the fiscal years ended April 1, 2023, April 2, 2022, and March 27, 2021 (in millions):

	Balance Beginning of Year	Amounts Charged to Revenue	Write-offs Against Reserves	Balance at Year End
Total Sales Reserves:
Fiscal Year Ended April 1, 2023	$92	$400	$(397)	$95
Fiscal Year Ended April 2, 2022	98	333	(339)	92
Fiscal Year Ended March 27, 2021	166	313	(381)	98
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
Advertising and Marketing Costs
Advertising and marketing costs are generally expensed when the advertisement is first exhibited and are recorded in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income (loss). Advertising and marketing expense was $374 million, $329 million and $137 million in Fiscal 2023, Fiscal 2022 and Fiscal 2021, respectively.
Cooperative advertising expense, which represents the Company’s participation in advertising expenses of its wholesale customers, is reflected as a reduction to revenue. Expenses related to cooperative advertising for Fiscal 2023, Fiscal 2022 and Fiscal 2021, were $9 million, $4 million and $3 million, respectively.
Shipping and Handling
Inbound freight expenses are recorded as part of cost of goods sold, along with product costs and other costs to acquire inventory. The costs of preparing products for sale, including warehousing expenses, are included in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income (loss). Outbound freight expenses are recorded as part of selling, general and administrative expenses and include the costs of shipping products to the Company’s e-commerce customers. Shipping and handling costs included within selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income (loss) were $270 million, $236 million and $160 million for Fiscal 2023, Fiscal 2022 and Fiscal 2021, respectively. Shipping and handling costs charged to customers are included in total revenue.
COVID-19 Related Government Assistance and Subsidies
During Fiscal 2023, Fiscal 2022 and Fiscal 2021, the Company recorded $6 million, $10 million and $37 million, respectively, related to government assistance and subsidies. These amounts mostly relate to rent support and payroll expense and were recorded as a reduction of selling, general and administrative expenses.

Cash, Cash Equivalents and Restricted Cash
All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Included in the Company’s cash and cash equivalents as of April 1, 2023 and April 2, 2022 are credit card receivables of $22 million and $18 million, respectively, which generally settle within two to three business days.
A reconciliation of cash, cash equivalents and restricted cash as of April 1, 2023 and April 2, 2022 from the consolidated balance sheets to the consolidated statements of cash flows is as follows:

	Fiscal Years Ended
	April 1, 2023	April 2, 2022
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$249	$169
Restricted cash included within prepaid expenses and other current assets	7	3
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$256	$172
Inventories
Inventories primarily consist of finished goods with the exception of raw materials and work in process. The combined total of raw materials and work in process recorded on the Company’s consolidated balance sheets as of April 1, 2023 and April 2, 2022 were $47 million and $31 million, respectively. Inventories are stated at the lower of cost or net realizable value. Cost is determined using the weighted-average cost method. Costs include amounts paid to independent manufacturers, plus duties and freight to bring the goods to the Company’s warehouses, as well as shipments to stores. The Company continuously evaluates the composition of its inventory and makes adjustments when the cost of inventory is not expected to be fully recoverable. The net realizable value of the Company’s inventory is estimated based on historical experience, current and forecasted demand and other market conditions. In addition, reserves for inventory losses are estimated based on historical experience and physical inventory counts. The Company’s inventory reserves are estimates, which could vary significantly from actual results if future economic conditions, customer demand or competition differ from expectations. Our historical estimates of these adjustments have not differed materially from actual results.
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
During Fiscal 2023, Fiscal 2022 and Fiscal 2021, the Company recorded impairment charges of $36 million, $83 million and $158 million, respectively, which were primarily related to operating lease right-of-use assets and fixed assets of our retail store locations. Please refer to Note 7 and Note 13 for additional information.
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

When performing a quantitative impairment assessment of our brand intangible assets, the fair value of the Versace and the Jimmy Choo brands is estimated using a discounted cash flow analysis based on the “relief from royalty” method, assuming that a third-party would be willing to pay a royalty in lieu of ownership for this intangible asset. This approach is dependent on many factors, including estimates of future revenue growth rates, royalty rates and discount rates. Actual future results may differ from these estimates. An impairment loss is recognized when the estimated fair value of the brand intangible assets is less than its carrying amount.
During the fourth quarter of Fiscal 2023, the Company performed its annual goodwill and indefinite-lived intangible assets impairment analysis for each brand. Based on a qualitative impairment assessment of the Michael Kors reporting units, the Company concluded that it is more likely than not that the fair value of the Michael Kors reporting units exceeded its carrying value and, therefore, was not impaired.
The Company elected to perform quantitative impairment analyses for the Versace and Jimmy Choo reporting units, using a combination of income and market approaches to estimate the fair values of reporting units. The Company also elected to perform a quantitative impairment analysis for the Versace and Jimmy Choo brand intangible assets using an income approach to estimate the fair values. The Company performed its annual goodwill and indefinite-lived intangible assets impairment analysis for the Versace and Jimmy Choo reporting units, using a combination of income and market approaches to estimate the fair value of each brands’ reporting units. The Company also elected to perform a quantitative impairment analysis for both the Versace and Jimmy Choo brand indefinite-lived intangible assets using an income approach to estimate the fair values. Based on the results of these assessments, the Company determined there was no impairment for the Jimmy Choo licensing reporting unit and Jimmy Choo wholesale brand indefinite-lived intangible asset and Versace reporting units or brand intangible assets, as the fair values of the reporting units and the brand intangible assets exceeded the related carrying amounts.
However, the Company concluded that the fair value of the Jimmy Choo retail and wholesale reporting units goodwill, along with the Jimmy Choo retail brand indefinite-lived intangible assets, did not exceed their related carrying amounts. The resulting impairment charges were primarily related to a higher discount rate in the current year driven by higher risk-free rates. Accordingly, the Company recorded impairment charges of $82 million related to the Jimmy Choo retail and wholesale reporting units goodwill and $24 million related to the Jimmy Choo retail brand intangible assets during Fiscal 2023. The impairment charges were recorded within impairment of assets on our consolidated statement of operations and comprehensive income (loss) for the fiscal year ended April 1, 2023.
In Fiscal 2022, the Company did not incur any impairment charges. In Fiscal 2021, the Company recorded impairment charges of $94 million related to the Jimmy Choo retail and Jimmy Choo licensing reporting units and $69 million related to the Jimmy Choo brand intangible assets. The impairment charges were recorded within impairment of assets on our consolidated statement of operations and comprehensive income (loss) for the fiscal year ended March 27, 2021. See Note 8 for information relating to the Company’s annual impairment analysis performed during the fourth quarter of Fiscal 2023, Fiscal 2022 and Fiscal 2021.
It is possible that the Company’s conclusions regarding impairment or recoverability of goodwill or other indefinite-lived intangible assets could change in future periods if, for example, (i) the Company’s businesses do not perform as projected, (ii) overall economic conditions in future years vary from current assumptions, (iii) business conditions or strategies change from our current assumptions, (iv) discount rates change, (v) market multiples change or (vi) the identification of the Company’s reporting units change, among other factors. Such changes could result in a future impairment charge of goodwill or other indefinite-lived intangible assets.
Insurance
The Company uses a combination of insurance and self-insurance programs, including a wholly-owned captive insurance entity, to provide for the potential liabilities for certain risks, including workers’ compensation and employee-related health care benefits. The Company also maintains stop-loss coverage with third-party insurers to limit its exposure arising from certain claims. Self-insurance claims filed and claims incurred but not reported are accrued based upon management’s estimates of the discounted cost for self-insured claims incurred using actuarial assumptions, historical loss experience, actual payroll and other data. Although the Company believes that it can reasonably estimate losses related to these claims, actual results could differ from these estimates.
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
Foreign Currency Translation and Transactions
The financial statements of the majority of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. The Company’s functional currency is the United States Dollar (“USD”) for Capri and its United States based subsidiaries. Assets and liabilities are translated using period-end exchange rates, while revenues and expenses are translated using average exchange rates over the reporting period. The resulting translation adjustments are recorded separately in shareholders’ equity as a component of accumulated other comprehensive income. Foreign currency income and losses resulting from the re-measuring of transactions denominated in a currency other than the functional currency of a particular entity are included in foreign currency loss (gain) on the Company’s consolidated statements of operations and comprehensive income (loss).
Derivative Financial Instruments
Forward Foreign Currency Exchange Contracts
The Company uses forward foreign currency exchange contracts to manage its exposure to fluctuations in foreign currencies for certain transactions. The Company, in its normal course of business, enters into transactions with foreign suppliers and seeks to minimize risks related to these transactions. The Company employs these forward contracts to hedge the Company’s cash flows, as they relate to transactions denominated in foreign currencies. Certain of these contracts are designated as hedges for accounting purposes, while others remain undesignated. All of the Company’s derivative instruments are recorded in the Company’s consolidated balance sheets at fair value on a gross basis, regardless of their hedge designation.
The Company designates certain contracts related to the purchase of inventory that qualify for hedge accounting as cash flow hedges. Formal hedge documentation is prepared for all derivative instruments designated as hedges, including a description of the hedged transaction, the hedging instrument and the risk being hedged. The changes in the fair value for contracts designated as cash flow hedges are recorded in equity as a component of accumulated other comprehensive income until the hedged item affects earnings. When the inventory related to forecasted inventory purchases that are being hedged is sold to a third-party, the gains or losses deferred in accumulated other comprehensive income are recognized within cost of goods sold. The Company uses regression analysis to assess effectiveness of derivative instruments that are designated as hedges, which compares the change in the fair value of the derivative instrument to the change in the related hedged item. If the hedge is no longer expected to be highly effective, future changes in the fair value are recognized in earnings. For those contracts that are not designated as hedges, changes in the fair value are recorded to foreign currency loss (gain) in the Company’s consolidated statements of operations and comprehensive income (loss). The Company classifies cash flows relating to its forward foreign currency exchange contracts related to purchase of inventory consistently with the classification of the hedged item, within cash flows from operating activities.
The Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. In order to mitigate counterparty credit risk, the Company only enters into contracts with carefully selected financial institutions based upon their credit ratings and certain other financial factors, adhering to established limits for credit exposure. The aforementioned forward contracts generally have a term of no more than 12 months. The period of these contracts is directly related to the transactions they are intended to hedge.

Net Investment Hedges
The Company also uses fixed-to-fixed cross currency swap agreements to hedge its net investments in foreign operations against future volatility in the exchange rates between different currencies. The Company has elected the spot method of designating these contracts under ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” and has designated these contracts as net investment hedges. The net gain or loss on the net investment hedge is reported within foreign currency translation income (loss) (“CTA”), as a component of accumulated other comprehensive income on the Company’s consolidated balance sheets. Interest accruals and coupon payments are recognized directly in interest expense (income), net in the Company’s consolidated statements of operations and comprehensive income (loss). Upon discontinuation of a hedge, all previously recognized amounts remain in CTA until the net investment is sold, diluted or liquidated.
Fair Value Hedges
When a cross-currency swap is designated as a fair value hedge and qualifies as highly effective, the fair value hedge will be recorded at fair value each period on the Company’s consolidated balance sheets, with the difference resulting from the changes in the spot rate recognized in foreign currency loss (gain) on the Company’s consolidated statements of operations and comprehensive income (loss), which will offset the earnings impact of the original transaction being hedged for.
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
Realization of deferred tax assets associated with net operating loss and tax credit carryforwards are dependent upon generating sufficient taxable income prior to their expiration in the applicable tax jurisdiction. The Company periodically reviews the recoverability of its deferred tax assets and provides valuation allowances, as deemed necessary, to reduce deferred tax assets to amounts that more-likely-than-not will be realized. The Company’s management considers many factors when assessing the likelihood of future realization of deferred tax assets, including recent earnings within various taxing jurisdictions, expectations of future taxable income, the carryforward periods remaining and other factors. Changes in the required valuation allowance are recorded in income in the period such determination is made. Deferred tax assets could be reduced in the future if the Company’s estimates of taxable income during the carryforward period are significantly reduced or alternative tax strategies are no longer viable.
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
The Company leases retail stores, office space and warehouse space under operating lease agreements that expire at various dates through September 2043. The Company’s leases generally have terms of up to ten years, generally require fixed rent payments and may require the payment of additional rent if store sales exceed a negotiated amount. Although most of the Company’s equipment is owned, the Company has limited equipment leases that expire on various dates through August 2027. The Company acts as sublessor in certain leasing arrangements, primarily related to closed stores under its restructuring initiatives, as defined in Note 10. Fixed sublease payments received are recognized on a straight-line basis over the sublease term. The Company determines the sublease term based on the date it provides possession to the subtenant through the expiration date of the sublease.

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
Debt Issuance Costs and Unamortized Discounts
The Company defers debt issuance costs directly associated with acquiring third-party financing. These debt issuance costs and any discounts on issued debt are amortized on a straight-line basis, which approximates the effective interest method, as interest expense over the term of the related indebtedness. Deferred financing fees associated with the Company’s Revolving Credit Facilities are primarily recorded within other assets in the Company’s consolidated balance sheets. Deferred financing fees and unamortized discounts associated with the Company’s other borrowings are primarily recorded as an offset to long-term debt in the Company’s consolidated balance sheets. See Note 11 for additional information.
Net Income (Loss) per Share
The Company’s basic net income (loss) per ordinary share is calculated by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. Diluted net income (loss) per ordinary share reflects the potential dilution that would occur if RSUs or any other potentially dilutive instruments, including share option grants, were converted or exercised into ordinary shares. These potentially dilutive securities are included in diluted shares to the extent they are dilutive under the treasury stock method for the applicable periods. Performance-based RSUs are included in diluted shares if the related performance conditions are considered satisfied as of the end of the reporting period and to the extent they are dilutive under the treasury stock method.

The components of the calculation of basic net income (loss) per ordinary share and diluted net income (loss) per ordinary share are as follows (in millions, except share and per share data):

	Fiscal Years Ended
	April 1, 2023	April 2, 2022	March 27, 2021
Numerator:
Net income (loss) attributable to Capri	$616	$822	$(62)
Denominator:
Basic weighted average shares	132,532,009	149,724,675	150,453,568
Weighted average dilutive share equivalents:
Share options, restricted stock units, and performance restricted stock units	1,470,471	2,773,232	—
Diluted weighted average shares	134,002,480	152,497,907	150,453,568
Basic net income (loss) per share (1)	$4.65	$5.49	$(0.41)
Diluted net income (loss) per share (1)	$4.60	$5.39	$(0.41)

(1)Basic and diluted net income (loss) per share are calculated using unrounded numbers.
Share equivalents of 457,722 shares, 360,378 shares and 3,658,959 shares, for Fiscal 2023, Fiscal 2022 and Fiscal 2021, respectively, have been excluded from the above calculation due to their anti-dilutive effect.
Diluted net loss per share attributable to Capri for Fiscal 2021 excluded all potentially dilutive securities because there was a net loss attributable to Capri for the period and, as such, the inclusion of these securities would have been anti-dilutive.
Noncontrolling Interest
The Company has an ownership interest in the Michael Kors Latin American joint venture, MK (Panama) Holdings, S.A. and subsidiaries of 75%, an ownership interest in the Jimmy Choo EMEA joint venture JC Gulf Trading LLC of 49% and an ownership interest in the Jimmy Choo Macau joint venture J. Choo (Macau) Co. Limited of 70%.
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
Retail
The Company generates sales through directly operated stores and e-commerce sites throughout the Americas (United States, Canada and Latin America), certain parts of EMEA (Europe, Middle East and Africa) and certain parts of Asia (Asia and Oceania). Retail revenue is recognized when control of the product is transferred at the point of sale at Company owned stores, including concessions. For e-commerce transactions, control is transferred and revenue is recognized when products are delivered to the customer. To arrive at net sales for retail, gross sales are reduced by actual customer returns, as well as by a provision for estimated future customer returns.
Sales tax collected from retail customers are presented on a net basis and, as such, are excluded from revenue. Shipping and handling costs that are billed to customers are included in net sales, with the related costs recorded in cost of goods sold. Shipping and handling costs that are not billed to customers are accounted for as fulfillment costs.
Gift Cards. The Company sells gift cards that can be redeemed for merchandise, resulting in a contract liability upon issuance. Revenue is recognized when the gift card is redeemed or upon “breakage” for the estimated portion of gift cards that are not expected to be redeemed. “Breakage” revenue is calculated under the proportional redemption methodology, which considers the historical patterns of redemption in jurisdictions where the Company is not required to remit the value of the unredeemed gift cards as unclaimed property. The Company anticipates that substantially all of its outstanding gift cards will be redeemed within the next 12 months. The contract liability related to gift cards, net of estimated “breakage,” was $14 million and $13 million as of April 1, 2023 and April 2, 2022, respectively, and is included in accrued expenses and other current liabilities in the Company’s consolidated balance sheets.
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
Licensing
The Company provides its third-party licensees with the right to access its Versace, Jimmy Choo and Michael Kors trademarks under product and geographic licensing arrangements. Under product licensing arrangements, the Company allows third-parties to manufacture and sell luxury goods, including watches and jewelry, fragrances, eyewear and home furnishings, using the Company’s trademarks. Under geographic licensing arrangements, third-party licensees receive the right to distribute and sell products bearing the Company’s trademarks in retail and/or wholesale channels within certain geographical areas, including Brazil, the Middle East, Eastern Europe, South Africa and certain parts of Asia.
The Company recognizes royalty revenue and advertising contributions based on the percentage of sales made by the licensees. Advertising contributions are received to support the Company’s branded advertising and marketing campaigns and are viewed as part of a single performance obligation with the right to access the Company’s trademarks. Royalty revenue generated from licenses, which includes contributions for advertising, may be subject to contractual minimum levels, as defined in the contract. Such minimums are generally fixed annually, based on the previous year’s sales. Licensing revenue is based on reported current period sales of licensed products at rates that are specified in the license agreements for contracts that are expected to exceed the related guaranteed minimums. If the Company expects the minimum guaranteed amounts to exceed amounts calculated based on actual sales, the guaranteed minimums are recognized ratably over the contractual year to which they relate. Generally, the Company’s guaranteed minimum royalty amounts due from licensees relate to contractual periods that do not exceed 12 months, however, some of our guaranteed minimums for Versace are multi-year based. As of April 1, 2023, contractually guaranteed minimum fees from the Company’s license agreements expected to be recognized as revenue during future periods were as follows (in millions):

Contractually Guaranteed Minimum Fees
Fiscal 2024	$33
Fiscal 2025	33
Fiscal 2026	30
Fiscal 2027	25
Fiscal 2028	18
Fiscal 2029 and thereafter	29
Total	$168
Sales Returns
For the sale of goods with a right of return, the Company recognizes revenue for the consideration for which it expects to be entitled and a refund liability for the amount it expects to refund to its customers within accrued expenses and other current liabilities. The refund liability is estimated based on management’s review of historical and current customer returns for its retail and wholesale customers, estimated future returns, adjusted for non-resalable products. The Company also considers its product strategies, as well as the financial condition of its customers, store closings by wholesale customers, changes in the retail environment and other macroeconomic factors. The Company recognizes an asset with a corresponding adjustment to cost of sales for the right to recover the products from its retail and wholesale customers. The refund liability recorded as of April 1, 2023 and April 2, 2022 was $54 million and $52 million, respectively, and the related asset for the right to recover returned product as of April 1, 2023 and April 2, 2022 was $17 million and $15 million, respectively.

Contract Balances
The Company’s contract liabilities are recorded within accrued expenses and other current liabilities and other long-term liabilities in its consolidated balance sheets depending on the short- or long-term nature of the payments to be recognized. The Company’s contract liabilities primarily consist of gift card liabilities, advanced payments from product licensees and loyalty program liabilities. Total contract liabilities were $36 million and $30 million as of April 1, 2023 and April 2, 2022, respectively. During Fiscal 2023 and Fiscal 2022, the Company recognized $13 million and $10 million in revenue, respectively, relating to contract liabilities that existed at April 2, 2022 and March 27, 2021, respectively. There were no material contract assets recorded as of April 1, 2023 and April 2, 2022.
There were no changes in historical variable consideration estimates that were materially different from actual results.
Disaggregation of Revenue
The following table presents the Company’s segment revenues disaggregated by geographic location (in millions):

	Fiscal Years Ended
	April 1, 2023	April 2, 2022	March 27, 2021
Versace revenue - the Americas	$408	$408	$201
Versace revenue - EMEA	468	425	276
Versace revenue - Asia	230	255	241
Total Versace revenue	1,106	1,088	718
Jimmy Choo revenue - the Americas	196	175	102
Jimmy Choo revenue - EMEA	255	229	146
Jimmy Choo revenue - Asia	182	209	170
Total Jimmy Choo revenue	633	613	418
Michael Kors revenue - the Americas	2,616	2,627	1,869
Michael Kors revenue - EMEA	819	835	607
Michael Kors revenue - Asia	445	491	448
Total Michael Kors revenue	3,880	3,953	2,924

Total revenue - the Americas	3,220	3,210	2,172
Total revenue - EMEA	1,542	1,489	1,029
Total revenue - Asia	857	955	859
Total revenue	$5,619	$5,654	$4,060

4. Leases
The following table presents the Company’s supplemental balance sheets information related to leases (in millions):

	Balance Sheet Location	April 1, 2023	April 2, 2022
Assets
Operating leases	Operating lease right-of-use assets	$1,330	$1,358

Liabilities
Current:
Operating leases	Short-term portion of operating lease liabilities	$429	$414
Non-current:
Operating leases	Long-term portion of operating lease liabilities	$1,348	$1,467
The components of net lease costs for the fiscal year ended April 1, 2023 and April 2, 2022 were as follows (in millions):

	Consolidated Statement of Operations and Comprehensive Income (Loss) Location	April 1, 2023	April 2, 2022
Operating lease cost	Selling, general and administrative expenses	$405	$410
Variable lease cost (1)	Selling, general and administrative expenses	170	135
Short-term lease cost	Selling, general and administrative expenses	8	16
Sublease income	Selling, general and administrative expenses	(9)	(3)
Sublease income (2)	Restructuring and other charges	—	(5)
Total lease cost, net		$574	$553

(1)The Company elected to account for rent concessions negotiated in connection with COVID-19 as if it were contemplated as part of the existing contract and these concessions are recorded as variable lease expense. As of the fiscal year ended April 1, 2023 and April 2, 2022, rent concessions due to COVID-19 were $14 million and $15 million, respectively.
(2)The Company recorded sublease income related to certain leases in connection with the Capri Retail Store Optimization plan.

The following table presents the Company’s supplemental cash flow information related to leases (in millions):

	April 1, 2023	April 2, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$501	$543
Non-cash transactions:
Lease assets obtained in exchange for new lease liabilities	344	332
Rent concessions due to COVID-19	14	15

The following tables summarizes the weighted average remaining lease term and weighted average discount rate related to the Company’s operating lease right-of-use assets and lease liabilities recorded on the balance sheets as of April 1, 2023 and April 2, 2022:

	April 1, 2023	April 2, 2022
Operating leases:
Weighted average remaining lease term (years)	5.9	6.0
Weighted average discount rate	3.3%	3.1%
At April 1, 2023, the future minimum lease payments under the terms of these noncancelable operating lease agreements are as follows (in millions):

April 1, 2023
Fiscal 2024	$473
Fiscal 2025	384
Fiscal 2026	297
Fiscal 2027	212
Fiscal 2028	169
Thereafter	427
Total lease payments	1,962
Less: interest	(185)
Total lease liabilities	$1,777
At April 1, 2023, the future minimum sublease income under the terms of these noncancelable operating lease agreements are as follows (in millions):

April 1, 2023
Fiscal 2024	$8
Fiscal 2025	7
Fiscal 2026	5
Fiscal 2027	4
Fiscal 2028	4
Thereafter	8
Total sublease income	$36
Additionally, the Company had approximately $139 million and $49 million of future payment obligations related to executed lease agreements for which the related lease has not yet commenced as of April 1, 2023 and April 2, 2022, respectively.
See Note 2 for additional information on the Company’s accounting policies related to leases.

5. Receivables, net
Receivables, net consist of (in millions):

	April 1, 2023	April 2, 2022
Trade receivables (1)	$412	$461
Receivables due from licensees	14	17
	426	478
Less: allowances	(57)	(44)
Total receivables, net	$369	$434

(1)As of April 1, 2023 and April 2, 2022, $96 million and $83 million, respectively, of trade receivables were insured.
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
The Company’s allowance for credit losses is determined through analysis of periodic aging of receivables and assessments of collectability based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers and the impact of general economic conditions. The past due status of a receivable is based on its contractual terms. Amounts deemed uncollectible are written off against the allowance when it is probable the amounts will not be recovered. Allowance for credit losses was $8 million and $10 million as of April 1, 2023 and April 2, 2022, respectively. The Company had credit losses of $5 million, $7 million and $(3) million, respectively, for Fiscal 2023, Fiscal 2022 and Fiscal 2021.

6. Concentration of Credit Risk, Major Customers and Suppliers
Financial instruments that subject the Company to concentration of credit risk are cash and cash equivalents and receivables. As part of its ongoing procedures, the Company monitors its concentration of deposits with various financial institutions in order to avoid any undue exposure. The Company mitigates its risk by depositing cash and cash equivalents in major financial institutions. The Company also mitigates its credit risk by obtaining insurance coverage for a portion of its receivables (see Note 5). No individual customer accounted for 10% or more of the Company’s total revenues during Fiscal 2023, Fiscal 2022 or Fiscal 2021.
The Company contracts for the purchase of finished goods principally with independent third-party contractors, whereby the contractor is generally responsible for all manufacturing processes. Although the Company does not have any long-term agreements with any of its manufacturing contractors, the Company believes it has mutually satisfactory relationships with them. The Company allocates product manufacturing among agents and contractors based on their capabilities, the availability of production capacity, quality, pricing and delivery. The inability of certain contractors to provide needed services on a timely basis could adversely affect the Company’s operations and financial condition. For Fiscal 2023, Fiscal 2022 and Fiscal 2021, one contractor accounted for approximately 15%, 17% and 18%, respectively, of the Company’s total finished goods purchases, based on dollar volume.
The Company also has relationships with various agents who source finished goods with numerous contractors on behalf of its Michael Kors brand. For Fiscal 2023, Fiscal 2022 and Fiscal 2021, one agent sourced approximately 15%, 14% and 15%, respectively, of Michael Kors finished goods, based on dollar volume.

7. Property and Equipment, net
Property and equipment, net, consists of (in millions):

	April 1, 2023	April 2, 2022
Leasehold improvements	$577	$575
Computer equipment and software	237	212
Furniture and fixtures	216	218
Equipment	106	81
Building	48	48
In-store shops	44	47
Land	18	19
Total property and equipment, gross	1,246	1,200
Less: accumulated depreciation and amortization	(784)	(790)
Subtotal	462	410
Construction-in-progress	90	66
Total property and equipment, net	$552	$476
Depreciation and amortization of property and equipment for the fiscal years ended April 1, 2023, April 2, 2022, and March 27, 2021 totaled $135 million, $144 million and $165 million, respectively. During Fiscal 2023, Fiscal 2022 and Fiscal 2021, the Company recorded property and equipment impairment charges of $3 million, $7 million and $23 million, respectively, primarily related to the Company’s retail store locations. See Note 13 for additional information.

8. Intangible Assets and Goodwill
The following table details the carrying values of the Company’s intangible assets other than goodwill (in millions):

	April 1, 2023			April 2, 2022
	Gross Carrying Amount	Accumulated Amortization/Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization/Impairment	Net Carry Amount
Definite-lived intangible assets:
Reacquired rights	$400	$109	$291	$400	$94	$306
Trademarks	23	23	—	23	22	1
Customer relationships	397	136	261	414	112	302
Total definite-lived intangible assets	820	268	552	837	228	609

Indefinite-lived intangible assets:
Jimmy Choo brand (1)	550	273	277	570	249	321
Versace brand (2)	899	—	899	917	—	917
Total indefinite-lived intangible assets	1,449	273	1,176	1,487	249	1,238

Total intangible assets, excluding goodwill	$2,269	$541	$1,728	$2,324	$477	$1,847

(1)The year-over-year change in net carrying amount reflects an impairment charge of $24 million and foreign currency translation of $20 million for the fiscal year ended April 1, 2023. There was no impairment charge for the fiscal year ended April 2, 2022.
(2)The year-over-year change in net carrying amount reflects foreign currency translation for the fiscal year ended April 1, 2023.

Reacquired rights relate to the Company’s reacquisition of the rights to use the Michael Kors trademarks and to import, sell, advertise and promote certain of its products in the previously licensed territories in the Greater China region and are being amortized through March 31, 2041, the expiration date of the former licensing agreement. The trademarks relate to the Michael Kors brand name and are amortized over twenty years. Customer relationships are generally amortized over five to eighteen years. Amortization expense for the Company’s definite-lived intangibles was $44 million, $49 million and $47 million, respectively, for each of the fiscal years ended April 1, 2023, April 2, 2022 and March 27, 2021.
Indefinite-lived intangible assets other than goodwill included the Versace and Jimmy Choo brands, which were recorded in connection with the acquisitions of Versace and Jimmy Choo, and have an indefinite life as they are essential to the Company’s ability to operate the Versace and Jimmy Choo businesses for the foreseeable future.
Estimated amortization expense for each of the next five years is as follows (in millions):

Fiscal 2024	$44
Fiscal 2025	44
Fiscal 2026	44
Fiscal 2027	44
Fiscal 2028	43
Fiscal 2029 and thereafter	333
Total	$552
The future amortization expense above reflects weighted-average estimated remaining useful lives of eighteen years for reacquired rights and ten years for customer relationships.
The following table details the changes in goodwill for each of the Company’s reportable segments (in millions):

	Versace	Jimmy Choo	Michael Kors	Total
Balance at March 27, 2021	$933	$445	$120	$1,498
Foreign currency translation	(59)	(21)	—	(80)
Balance at April 2, 2022	874	424	120	1,418
Impairment charges(1)	—	(82)	—	(82)
Foreign currency translation	(17)	(26)	—	(43)
Balance at April 1, 2023	$857	$316	$120	$1,293

(1)The Company recorded impairment charges of $82 million during Fiscal 2023 related to the Jimmy Choo retail and wholesale reporting units. As of April 1, 2023, the Company had accumulated impairment charges of $347 million related to Jimmy Choo reporting units.
The Company’s goodwill and the Versace and Jimmy Choo brands are not subject to amortization but are evaluated for impairment annually in the last quarter of each fiscal year, or whenever impairment indicators exist. During the fourth quarter of Fiscal 2023, the Company performed its annual goodwill and indefinite-lived intangible assets impairment analysis. The Company performed its goodwill impairment assessment for its Michael Kors reporting units using a qualitative assessment. Based on the results of the Company’s qualitative impairment assessment, the Company concluded that it is more likely than not that the fair value of the Michael Kors’ reporting units exceeded their carrying value and, therefore, were not impaired.
The Company performed its annual goodwill and indefinite-lived intangible assets impairment analysis for both the Versace and Jimmy Choo reporting units, using a combination of income and market approaches to estimate the fair value of each brands’ reporting units. The Company also elected to perform an impairment analysis for both the Versace and Jimmy Choo brand indefinite-lived intangible assets using an income approach to estimate the fair values. Based on the results of these assessments, the Company determined there was no impairment for the Jimmy Choo Licensing reporting unit goodwill or Wholesale brand intangible assets and Versace reporting units goodwill or brand intangible assets, as the fair values of the reporting units and the brand intangible assets exceeded the related carrying amounts.

However, the Company concluded that the fair value of the Jimmy Choo Retail and Wholesale reporting units goodwill, along with the Jimmy Choo Retail brand indefinite-lived intangible assets did not exceed their related carrying amounts. These impairment charges were primarily related to a higher discount rate in the current year driven by higher risk-free rates. Accordingly, the Company recorded goodwill impairment charges of $82 million related to the Jimmy Choo Retail and Wholesale reporting units and $24 million related to the Jimmy Choo Retail brand intangible assets during Fiscal 2023. The impairment charges were recorded within impairment of assets on our consolidated statement of operations and comprehensive income (loss) for the fiscal year ended April 1, 2023.
In Fiscal 2022, the Company did not incur any impairment charges. In Fiscal 2021, the Company recorded goodwill impairment charges of $94 million related to the Jimmy Choo Wholesale and Jimmy Choo Licensing reporting units and impairment charges of $69 million related to the Jimmy Choo brand intangible assets. The impairment charges were recorded within impairment of assets on our consolidated statement of operations and comprehensive income (loss) for the fiscal year ended March 27, 2021. See Note 13 for additional information.

9. Current Assets and Current Liabilities
Prepaid expenses and other current assets consist of the following (in millions):

	April 1, 2023	April 2, 2022
Prepaid taxes	$105	$86
Prepaid contracts	22	15
Interest receivable related to hedges	10	13
Other accounts receivables	10	17
Other	48	61
Total prepaid expenses and other current assets	$195	$192

Accrued expenses and other current liabilities consist of the following (in millions):

	April 1, 2023	April 2, 2022
Return liabilities	$54	$52
Accrued capital expenditures	33	39
Other taxes payable	32	61
Accrued advertising and marketing	26	21
Accrued rent (1)	18	20
Advance royalties	18	7
Accrued interest	16	10
Gift and retail store credits	14	17
Professional services	14	15
Accrued litigation	12	13
Accrued purchases and samples	8	11
Charitable donations (2)	—	10
Other	69	75
Total accrued expenses and other current liabilities	$314	$351

(1)The accrued rent balance relates to variable lease payments.
(2)The charitable donations balance relates to a $10 million unconditional pledge to The Versace Foundation as of April 2, 2022 which was funded during the third quarter ended December 31, 2022.

10. Restructuring and Other Charges
Restructuring Charges - Capri Retail Store Optimization Program
During Fiscal 2022, the Company completed its plan to close certain retail stores as part of its Capri Retail Store Optimization Program.
The Company closed a total of 167 stores, with 66 and 101 stores closed during Fiscal 2022 and Fiscal 2021, respectively. Net restructuring charges recorded in connection with the Capri Retail Store Optimization Program was $14 million, of which $9 million and $5 million was recorded during Fiscal 2022 and Fiscal 2021, respectively.
Other Charges
During Fiscal 2023, the Company recorded costs of $16 million primarily relating to equity awards associated with the acquisition of Versace. During Fiscal 2022 the Company recorded costs of $33 million, primarily relating to equity awards associated with the acquisition of Versace, severance related to an executive officer and the closure of certain corporate locations. During Fiscal 2021, the Company recorded costs of $27 million, primarily relating to equity awards associated with the acquisition of Versace and the closure of certain corporate locations.

11. Debt Obligations
The following table presents the Company’s debt obligations (in millions):

	April 1, 2023	April 2, 2022
Revolving Credit Facilities	$874	$175
Versace Term Loan	488	—
Senior Notes due 2024	450	450
2018 Term Loan	—	497
Other	17	42
Total debt	1,829	1,164
Less: Unamortized debt issuance costs	2	3
Less: Unamortized discount on senior notes	—	1
Total carrying value of debt	1,827	1,160
Less: Short-term debt	5	29
Total long-term debt	$1,822	$1,131
Senior Revolving Credit Facility
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
The 2022 Credit Facility provides for an annual administration fee and a commitment fee equal to 7.5 basis points to 17.5 basis points per annum, which was 15.0 basis points as of April 1, 2023. The fees are based on the Company’s public debt ratings and/or net leverage ratio, applied to the average daily unused amount of the 2022 Credit Facility.
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
As of April 1, 2023, the Company had $874 million of borrowings outstanding under the 2022 Revolving Credit Facility. The Company had $175 million of borrowings outstanding under revolver in the 2018 Credit Facility as of April 2, 2022. In addition, stand-by letters of credit of $3 million and $21 million were outstanding as of April 1, 2023 and April 2, 2022, respectively. At April 1, 2023, the amount available for future borrowings under the 2022 Revolving Credit Facility was $623 million. The amount available for future borrowings under the revolver in the 2018 Credit Facility was $804 million as of April 2, 2022.
As of April 1, 2023, the Company no longer had an outstanding balance related to the 2018 Term Loan. As of April 2, 2022, the carrying value of the 2018 Term Loan was $495 million, which was recorded within long-term debt in the Company’s consolidated balance sheets.
The Company had $6 million and $3 million of deferred financing fees related to Revolving Credit Facilities as of April 1, 2023 and April 2, 2022, respectively, and are recorded within other assets in the Company’s consolidated balance sheets. As of April 2, 2022, the Company had $2 million of deferred financing fees related to the 2018 Term Loan, which are recorded within long-term debt in the Company’s consolidated balance sheets.

Versace Term Loan

On December 5, 2022, Gianni Versace S.r.l., a wholly owned subsidiary of Capri Holdings Limited, entered into a credit facility with Intesa Sanpaolo S.p.A., Banco Nazionale del Lavoro S.p.A., and UniCredit S.p.A., as arrangers and lenders, and Intesa Sanpaolo S.p.A., as agent, which provides a senior unsecured term loan (the “Versace Term Loan”) in an aggregate principal amount of €450 million (approximately $488 million). The Versace Term Loan is not subject to amortization and matures on December 5, 2025. The Company provides an unsecured guaranty of the Versace Term Loan.

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
As of April 1, 2023, the carrying value of the Versace Term Loan was $487 million, net of $1 million of deferred financing fees, which was recorded within long-term debt in the Company’s consolidated balance sheets.
As of April 1, 2023, and the date these financial statements were issued, the Company was in compliance with all covenants related to the 2022 Credit Facility and the Versace Term Loan.
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
As of April 1, 2023, the Senior Notes bear interest at a rate of 4.250% per year, subject to adjustments from time to time if either Moody’s or S&P (or a substitute rating agency therefore) downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the Senior Notes. Interest on the Senior Notes is payable semi-annually on May 1 and November 1 of each year, beginning on May 1, 2018.
The Senior Notes are unsecured and are guaranteed by the Company and its existing and future subsidiaries that guarantee or are borrowers under the 2022 Credit Facility (subject to certain exceptions, including subsidiaries organized in China). The Senior Notes may be redeemed at the Company’s option at any time in whole or in part at a price equal to 100% of the principal amount, plus accrued and unpaid interest, plus a “make-whole” amount calculated at the applicable Treasury Rate plus 30 basis points.
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
As of April 1, 2023 and April 2, 2022, the carrying value of the Senior Notes was $449 million and $448 million, respectively, net of issuance costs and unamortized discount of $1 million and $2 million, respectively, which were recorded within long-term debt in the Company’s consolidated balance sheets.
Supplier Financing Program
During Fiscal 2021, the Company began offering a supplier financing program to certain suppliers as the Company continues to identify opportunities to improve liquidity. This program enables suppliers, at their sole discretion, to sell their receivables (i.e., the Company’s payment obligations to suppliers) to a financial institution on a non-recourse basis in order to be paid earlier than current payment terms provide. The Company’s obligations, including the amount due and scheduled payment dates, are not impacted by a suppliers’ decision to participate in this program. The Company does not reimburse suppliers for any costs they incur to participate in the program and their participation is voluntary. The amount outstanding under this program as of April 1, 2023 and April 2, 2022 was $4 million and $21 million, respectively and is presented as short-term debt in the Company’s consolidated balance sheets.
Japan Credit Facility
As of April 1, 2023, the Company’s subsidiary in Japan had a short term credit facility (“Japan Credit Facility”) with Mitsubishi UFJ Financial Group (“MUFJ”), which may be used to fund general working capital needs of Michael Kors Japan K.K., subject to the bank’s discretion. The Japan Credit Facility is in effect until the Company’s decides to terminate the revolving line of credit. The Japan Credit Facility provides Michael Kors Japan K.K. with a revolving credit line of up to ¥1.0 billion (approximately $8 million). The Japan Credit Facility bears interest at a rate posted by the Bank plus 0.300% two business days prior to the date of borrowing or the date of interest renewal. As of April 1, 2023 and April 2, 2022, there were no borrowings outstanding under the Japan Credit Facility.
Hong Kong Credit Facilities
As of April 1, 2023, the Company’s Hong Kong subsidiary, Michael Kors (HK) Limited and Subsidiaries (“MKHKL”), had an uncommitted credit facility (“HK HSBC Credit Facility”) with HSBC Bank (“HSBC”), which may be used to fund general working capital needs of MKHKL through January 2024 subject to HSBC’s discretion. The HK Credit Facility provides MKHKL with a revolving line of credit of up to 50 million Hong Kong dollars (approximately $6 million), which includes bank guarantees of up to 20 million Hong Kong dollars (approximately $3 million). Borrowings under the HK HSBC Credit Facility must be made in increments of at least 5 million Hong Kong dollars and bear interest at the Hong Kong Interbank Offered Rate (“HIBOR”) plus 200 basis points. As of April 1, 2023 and April 2, 2022, there were no borrowings outstanding under the HK HSBC Credit Facility. As of April 1, 2023, bank guarantees supported by this facility were 4 million Hong Kong dollars (approximately $1 million).
As of April 1, 2023, the Company’s Hong Kong subsidiary, MKHKL, had a short-term credit facility (“HK SCB Credit Facility”) with Standard Charter Bank (“SCB”), which may be used to fund general working capital needs, not to exceed 12 months. The HK SCB Credit Facility is in effect through January 2024. The HK SCB Credit Facility provides MKHKL with a revolving loan of up to 20 million Hong Kong dollars (approximately $3 million). Borrowings under the HK SCB Credit Facility bear interest at 1.5% per annum at the time of borrowing. As of April 1, 2023, the Company had no borrowings outstanding under the HK SCB Credit Facility.

China Credit Facilities
As of April 1, 2023, the Company’s subsidiary in China, Michael Kors Trading (Shanghai) Company Limited (“MKTSCL”), had a short-term credit facility (“China HSBC Credit Facility”) with HSBC, which may be used to fund general working capital needs, not to exceed 12 months. The China Credit Facility is in effect through January 2024. The China HSBC Credit Facility provides MKTSCL with a Revolving Loan Facility of up to RMB 65 million (approximately $9 million), which includes a revolving loan of RMB 35 million (approximately $5 million), an overdraft facility with a credit line of RMB 10 million (approximately $1 million) and a non-financial bank guarantee facility of RMB 20 million (approximately $3 million) or its equivalent in another currency, at lender’s discretion. Borrowings under the China HSBC Credit Facility bear interest at plus 0.42% of the applicable People’s Bank of China’s benchmark lending rate at the time of borrowing. As of April 1, 2023 and April 2, 2022, the Company had no borrowings outstanding under the China HSBC Credit Facility.
As of April 1, 2023, the Company’s subsidiary in China, MKTSCL, had a short-term credit facility (“China SCB Credit Facility”) with SCB, which may be used to fund general working capital needs, not to exceed 12 months. The China SCB Credit Facility is in effect through April 2024. The China SCB Credit Facility provides MKTSCL with a Revolving Loan Facility of up to RMB 30 million (approximately $4 million), which includes a revolving loan of RMB 20 million (approximately $3 million) and a bank guarantee with a sublimit of the revolving loan of RMB 10 million (approximately $1 million). Borrowings under the China SCB Credit Facility bear interest at plus 0.15% of the applicable People’s Bank of China’s benchmark lending rate at the time of borrowing. As of April 1, 2023 and April 2, 2022, the Company had no borrowings outstanding under the China SCB Credit Facility.
Versace Facilities
During Fiscal 2022, the Company's subsidiary, GIVI Holding S.r.l. (“GIVI”), entered into an agreement with Banco BPM Banking Group (“the Bank”) to sell certain tax receivables to the Bank in exchange for cash. The arrangement was determined to be a financing arrangement because the de-recognition criteria for the receivables was not met at the time of the cash receipt from the Bank. As of April 1, 2023, the outstanding balance was $11 million, with $1 million and $10 million recorded within short-term debt and long-term debt, respectively, in the Company’s consolidated balance sheets, respectively.
As of April 1, 2023, the Company’s subsidiary, Gianni Versace S.r.l. (“Versace”), had two uncommitted short-term credit facilities, one with Unicredit and the other with Intesa (“Versace Credit Facilities”), which may be used for general working capital needs of Versace. The Versace Credit Facilities are in effect until Unicredit or Intesa decides to terminate the credit facilities. The Versace Credit Facilities provide Versace with a swing line of credit of up to €25 million (approximately $27 million), with interest set by Unicredit or Intesa on the date of borrowing. As of April 1, 2023 and April 2, 2022, there were no borrowings outstanding under the Versace Credit Facility.
As of April 1, 2023, Versace had an uncommitted short-term credit facility with BNP Paribas (“Versace BNP Credit Facility”), which may be used for general working capital needs of Versace. The Versace BNP Credit Facility is in effect until BNP Paribas decides to terminate the credit facility. The Versace BNP Credit Facility provides Versace with a swing line of credit of up to €20 million (approximately $22 million), which includes a bank guarantee of €5 million (approximately $5 million), with interest set by BNP Paribas on the date of borrowing. As of April 1, 2023, bank guarantees outstanding under this facility were €4 million (approximately $4 million). As of April 1, 2023 and April 2, 2022, there were no borrowings outstanding under the Versace BNP Credit Facility.

12. Commitments and Contingencies
Commitments
The Company has issued stand-by letters of credit to guarantee certain of its retail and corporate operating lease commitments, aggregating $35 million at April 1, 2023, including $3 million in letters of credit issued under the Revolving Credit Facility.
Other Commitments
As of April 1, 2023, the Company also has other contractual commitments aggregating $2.729 billion, which consist of inventory purchase commitments of $775 million, debt obligations of $1.829 billion and other contractual obligations of $125 million, which primarily relate to the Company’s marketing and advertising obligations, information technology agreements and supply agreements.
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
At April 1, 2023 and April 2, 2022, the fair value of the Company’s derivative contracts were determined using broker quotations which were calculations derived from observable market information: the applicable currency rates at the balance sheet date and those forward rates particular to the contract at inception. The Company makes no adjustments to these broker obtained quotes or prices, but assesses the credit risk of the counterparty and would adjust the provided valuations for counterparty credit risk when appropriate. The fair values of the forward contracts are included in prepaid expenses and other current assets, and in accrued expenses and other current liabilities in the consolidated balance sheets, depending on whether they represent assets or liabilities of the Company. The fair values of net investment hedges and fair value hedges are included in other assets, and in other long-term liabilities in the consolidated balance sheets, depending on whether they represent assets or liabilities of the Company. See Note 14 for further detail.

All contracts are measured and recorded at fair value on a recurring basis and are categorized in Level 2 of the fair value hierarchy, as shown in the following table (in millions):

	Fair value at April 1, 2023, using:			Fair value at April 2, 2022, using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets:
Forward foreign currency exchange contracts	$—	$—	$—	$—	$4	$—
Net investment hedges	—	1	—	—	44	—
Undesignated derivative contracts	—	—	—	—	4	—
Total derivative assets	$—	$1	$—	$—	$52	$—

Derivative liabilities:
Forward foreign currency exchange contracts	$—	$—	$—	$—	$—	$—
Net investment hedges	—	36	—	—	37	—
Fair value hedges	—	3	—	—	—	—
Total derivative liabilities	$—	$39	$—	$—	$37	$—
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

	April 1, 2023		April 2, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Revolving Credit Facilities	$874	$874	$175	$175
Versace Term Loan	$487	$481	$—	$—
Senior Notes due 2024	$449	$435	$448	$451
2018 Term Loan	$—	$—	$495	$490
The Company’s cash and cash equivalents, accounts receivable and accounts payable, are recorded at carrying value, which approximates fair value.
Non-Financial Assets and Liabilities

The Company’s non-financial assets include goodwill, intangible assets, operating lease right-of-use assets and property and equipment. Such assets are reported at their carrying values and are not subject to recurring fair value measurements. The Company’s goodwill and its indefinite-lived intangible assets (Versace and Jimmy Choo brands) are assessed for impairment at least annually, while its other long-lived assets, including operating lease right-of-use assets, property and equipment and definite-lived intangible assets, are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The Company determines the fair values of these assets based on Level 3 measurements using the Company’s best estimates of the amount and timing of future discounted cash flows, based on historical experience, market conditions, current trends and performance expectations. See Note 2 for additional information.

The following table details the carrying values and fair values of the Company’s assets that have been impaired (in millions):

	Carrying Value Prior to Impairment	Fair Value	Impairment Charge (1)
Fiscal 2023:
Goodwill	$681	$599	$82
Operating Lease Right-of-Use Assets	100	67	33
Brands	224	200	24
Property and Equipment	4	1	3
Total	$1,009	$867	$142

Fiscal 2022:
Operating Lease Right-of-Use Assets	$209	$133	$76
Property and Equipment	12	5	7
Total	$221	$138	$83

Fiscal 2021:
Operating Lease Right-of-Use Assets	$326	$191	$135
Goodwill	319	225	94
Brands	407	338	69
Property and Equipment	30	7	23
Total	$1,082	$761	$321

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

14. Derivative Financial Instruments
Forward Foreign Currency Exchange Contracts
The Company uses forward foreign currency exchange contracts to manage its exposure to fluctuations in foreign currencies for certain of its transactions. The Company, in its normal course of business, enters into transactions with foreign suppliers and seeks to minimize risks related to certain forecasted inventory purchases by using forward foreign currency exchange contracts. The Company only enters into derivative instruments with highly credit-rated counterparties. The Company does not enter into derivative contracts for trading or speculative purposes.
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
As of July 2, 2022, the Company had multiple fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $4 billion to hedge its net investment in Euro denominated subsidiaries (the “Euro Net Investment Hedges”) and $194 million to hedge its net investment in Japanese Yen denominated subsidiaries (the “Japanese Yen Net Investment Hedges”). During the month of July 2022, the Euro Net Investment Hedges with aggregate notional amounts of $4 billion outstanding as of July 2, 2022 were terminated resulting in the Company receiving $237 million in cash.

During the second quarter of Fiscal 2023, the Company also entered into, and subsequently terminated, additional Euro Net Investment Hedges with aggregate notional amounts of $4 billion. The termination of these contracts resulted in the Company receiving an additional $100 million in cash.

During the second quarter of Fiscal 2023, the Company also modified certain Japanese Yen Net Investment Hedges with notional amounts of $100 million. The modification of these hedges resulted in the Company receiving $6 million in cash during the second quarter of Fiscal 2023. The Company entered into additional Japanese Net Investment Hedges with notional amount of $100 million. These contracts have been designated as net investment hedges.

During the second quarter of Fiscal 2023, the Company received a total of $343 million from the termination of its Euro Net Investment Hedges and the modification of its Japanese Yen Net Investment Hedges.

During the third quarter of Fiscal 2023, the Company entered into multiple fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of €1 billion (approximately $1.07 billion) to hedge its net investment in GBP denominated subsidiaries (the “GBP/EUR Net Investment Hedges”). Under the terms of these contracts, the Company will exchange the semi-annual fixed rate payments on GBP denominated debt for fixed rate payments of 0% in Euro. These contracts have maturity dates between November 2024 and November 2027 and are designated as net investment hedges.

As of April 1, 2023, the Company had Japanese Yen Net Investment Hedges with aggregate notional amounts of $294 million. Under the terms of these contracts, the Company will exchange the semi-annual fixed rate payments on United States denominated debt for fixed rate payments of 0% to 2.665% in Japanese Yen. These contracts have maturity dates between May 2027 and February 2051 and are designated as net investment hedges.

Certain of these contracts are supported by a credit support annex (“CSA”) which provides for collateral exchange with the earliest effective date being September 2027. If the outstanding position of a contract exceeds a certain threshold governed by the aforementioned CSA’s, either party is required to post cash collateral.
When a cross-currency swap is used as a hedging instrument in a net investment hedge assessed under the spot method, the cross-currency basis spread is excluded from the assessment of hedge effectiveness and is recognized as a reduction in interest expense (income) in the Company’s consolidated statements of operations and comprehensive income (loss). Accordingly, the Company recorded interest income of $38 million, $63 million and $16 million, respectively, during Fiscal 2023, Fiscal 2022 and Fiscal 2021.
Fair Value Hedges
The Company is exposed to transaction risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany loans which will impact earnings on a consolidated basis. To manage the exchange rate risk related to these balances, during the fourth quarter of Fiscal 2023, the Company entered into fair value cross-currency swap agreements to hedge its exposure in GBP denominated subsidiaries (the “GBP Fair Value Hedge”) on a Euro denominated intercompany loan. As of April 1, 2023, the total notional values of outstanding fair value cross-currency swaps related to these loans were €1 billion (approximately $1.08 billion). Under the term of these contracts, the Company will exchange the semi-annual fixed rate payments on GBP denominated debt for fixed rate payments of 0% in Euro. These contracts have maturity dates between March 2025 and March 2026 and are designated as fair value hedges.
When a cross-currency swap is designated as a fair value hedge and qualifies as highly effective, the fair value hedge will be recorded at fair value each period on the Company’s consolidated balance sheets, with the difference resulting from the changes in the spot rate recognized in foreign currency loss (gain) on the Company’s consolidated statements of operations and comprehensive income (loss), which will offset the earnings impact of the underlying transaction being hedged. Accordingly, the Company recorded a foreign currency gain of $4 million during Fiscal 2023.

The following table details the fair value of the Company’s derivative contracts, which are recorded on a gross basis in the consolidated balance sheets as of April 1, 2023 and April 2, 2022 (in millions):

			Fair Values
	Notional Amounts		Assets				Liabilities
	April 1, 2023	April 2, 2022	April 1, 2023		April 2, 2022		April 1, 2023		April 2, 2022
Designated forward foreign currency exchange contracts	$—	$119	$—		$4	(1)	$—		$—
Designated net investment hedges	1,378	4,194	1	(2)	44	(2)	36	(3)	37
Designated fair value hedges	1,084	—	—		—		3	(3)	—
Total designated hedges	2,462	4,313	1		48		39		37
Undesignated derivative contracts (4)	—	38	—		4		—		—
Total	$2,462	$4,351	$1		$52		$39		$37

(1)Recorded within prepaid expenses and other current assets in the Company’s consolidated balance sheets.
(2)Recorded within other assets in the Company’s consolidated balance sheets.
(3)Recorded within other long-term liabilities in the Company’s consolidated balance sheets.
(4)Primarily includes undesignated hedges of inventory purchases.
The Company records and presents the fair values of all of its derivative assets and liabilities in its consolidated balance sheets on a gross basis, as shown in the above table. However, if the Company were to offset and record the asset and liability balances for its derivative instruments on a net basis in accordance with the terms of its master netting arrangements, which provide for the right to set-off amounts for similar transactions denominated in the same currencies and with the same banks, the resulting impact as of April 1, 2023 and April 2, 2022 would be as follows (in millions):

	Forward Currency Exchange Contracts		Net Investment Hedges		Fair Value Hedges
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Assets subject to master netting arrangements	$—	$8	$1	$44	$—	$—
Liabilities subject to master netting arrangements	$—	$—	$36	$37	$3	$—
Derivative assets, net	$—	$8	$1	$42	$—	$—
Derivative liabilities, net	$—	$—	$36	$35	$3	$—
Currently, the Company’s master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties.
Changes in the fair value of the Company’s forward foreign currency exchange contracts that are designated as accounting hedges are recorded in equity as a component of accumulated other comprehensive income, and are reclassified from accumulated other comprehensive income into earnings when the items underlying the hedged transactions are recognized into earnings, as a component of cost of goods sold within the Company’s consolidated statements of operations and comprehensive income (loss). The net gain or loss on net investment hedges are reported within foreign currency translation gains and losses (“CTA”) as a component of accumulated other comprehensive income on the Company’s consolidated balance sheets. Upon discontinuation of the hedge, such amounts remain in CTA until the related net investment is sold or liquidated. The net gain or loss on cross-currency swap contracts designated as fair value hedges and associated with cross-currency intercompany loans are recognized within foreign currency loss (gain) on the Company’s consolidated statements of operations and comprehensive income (loss) generally in the period in which the related balances being hedged are revalued.

The following table summarizes the pre-tax impact of the gains and losses on the Company’s designated forward foreign currency exchange contracts, net investment hedges and interest rate swaps (in millions):

	Fiscal Year Ended April 1, 2023	Fiscal Year Ended April 2, 2022	Fiscal Year Ended March 27, 2021
	Pre-Tax Gains/(Losses) Recognized in OCI	Pre-Tax Gains Recognized in OCI	Pre-Tax (Losses) Recognized in OCI
Designated forward foreign currency exchange contracts	$8	$11	$(2)
Designated net investment hedges	$338	$435	$(263)
Designated fair value hedges	$(6)	$—	$—
Designated interest rate swaps	$—	$—	$(1)
The following tables summarize the impact of the gains and losses within the consolidated statements of operations and comprehensive income (loss) related to the designated forward foreign currency exchange contracts (in millions):

	Fiscal Year Ended
	Pre-Tax (Gains) Losses Reclassified from Accumulated OCI			Location of (Gains) Losses Recognized
	April 1, 2023	April 2, 2022	March 27, 2021
Designated forward foreign currency exchange contracts	$(14)	$1	$(2)	Cost of goods sold
The Company expects that substantially all of the amounts recorded in accumulated other comprehensive income for its forward foreign currency exchange contracts will be reclassified into earnings during the next 12 months, based upon the timing of inventory purchases and turnover.
Undesignated Hedges
During Fiscal 2023, Fiscal 2022 and Fiscal 2021, a gain of $2 million, a gain of $2 million and a loss of $1 million, respectively, were recognized within foreign currency loss (gain) in the Company’s consolidated statements of operations and comprehensive income (loss) as a result of the changes in the fair value of undesignated forward foreign currency exchange contracts.

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
On June 1, 2022, the Board of Directors terminated the Fiscal 2022 Plan, with $500 million of availability remaining, and authorized a new share repurchase program (the “Fiscal 2023 Plan”) pursuant to which the Company was permitted, from time to time, to repurchase up to $1.0 billion of its outstanding ordinary shares within a period of two years from the effective date of the program.
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
During Fiscal 2023, the Company purchased 27,356,549 shares with a fair value of $1.350 billion through open market transactions. During Fiscal 2022, the Company purchased 11,014,541 shares with a fair value of $650 million through open market transactions. As of April 1, 2023, the remaining availability under the Company’s existing share repurchase program was $400 million.
The Company also has in place a “withhold to cover” repurchase program, which allows the Company to withhold ordinary shares from certain employees and directors to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards. During Fiscal 2023 and Fiscal 2022, the Company withheld 301,326 shares and 203,863 shares, respectively, with a fair value of $14 million and $11 million, respectively, in satisfaction of minimum tax withholding obligations relating to the vesting of restricted share awards.
Accumulated Other Comprehensive Income
The following table details changes in the components of accumulated other comprehensive income (“AOCI”), net of taxes, for Fiscal 2023, Fiscal 2022 and Fiscal 2021 (in millions):

	Foreign Currency Translation Income (Loss) (1)	Net Gain (Loss) on Derivatives (2)	Other Comprehensive Income (Loss) Attributable to Capri
Balance at March 28, 2020	$72	$3	$75
Other comprehensive loss before reclassifications	(15)	(2)	(17)
Less: amounts reclassified from AOCI to earnings	—	2	2
Other comprehensive loss, net of tax	(15)	(4)	(19)
Balance at March 27, 2021	57	(1)	56
Other comprehensive income before reclassifications	127	10	137
Less: amounts reclassified from AOCI to earnings	—	(1)	(1)
Other comprehensive income, net of tax	127	11	138
Balance at April 2, 2022	184	10	194
Other comprehensive (loss) income before reclassifications	(41)	8	(33)
Less: amounts reclassified from AOCI to earnings	—	14	14
Other comprehensive loss, net of tax	(41)	(6)	(47)
Balance at April 1, 2023	$143	$4	$147

(1)Foreign currency translation adjustments for Fiscal 2023 primarily include a net $266 million translation loss, partially offset by a $224 million gain, net of taxes of $114 million, primarily relating to the Company’s net investment hedges. Foreign currency translation adjustments for Fiscal 2022 include a $321 million gain, net of taxes of $114 million, primarily relating to the Company’s net investment hedges, and a net $210 million translation loss. Foreign currency translation gains for Fiscal 2021 include a $199 million loss, net of taxes of $63 million, primarily relating to the Company's net investment hedges, a net $189 million translation gain and a net loss of $8 million on intra-entity transactions that are of a long-term investment nature.
(2)Reclassified amounts relate to the Company’s forward foreign currency exchange contracts for inventory purchases and are recorded within cost of goods sold in the Company’s consolidated statements of operations and comprehensive income (loss). All tax effects were not material for the periods presented.

16. Share-Based Compensation
The Company grants equity awards to certain employees and directors of the Company at the discretion of the Company’s Compensation and Talent Committee. The Company has two equity plans which includes one stock option plan adopted in Fiscal 2008 (as amended and restated, the “2008 Plan”), and an Omnibus Incentive Plan adopted in the third fiscal quarter of Fiscal 2012 and amended and restated with shareholder approval in May 2015 and again in June 2020 (the “Incentive Plan”). The 2008 Plan only provided for grants of share options and was authorized to issue up to 23,980,823 ordinary shares. As of April 1, 2023, there were no shares available to grant equity awards under the 2008 Plan. The Incentive Plan allows for grants of share options, restricted shares and restricted stock units (“RSUs”), and other equity awards, and authorizes a total issuance of up to 22,471,000 ordinary shares after amendments in August 2022. At April 1, 2023, there were 6,169,920 ordinary shares available for future grants of equity awards under the Incentive Plan. Option grants issued from the 2008 Plan generally expire ten years from the grant date, and those issued under the Incentive Plan generally expire seven years from the grant date.
Share Options
Share options are generally granted with exercise prices equal to the fair market value on the date of grant. Generally, options vest on a pro-rata basis over a four year service period. The following table summarizes the share options activity during Fiscal 2023, and information about options outstanding at April 1, 2023:

	Number of Options	Weighted Average Exercise price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding at April 2, 2022	355,448	$57.54
Granted	—	$—
Exercised	(120,873)	$46.13
Canceled/forfeited	(4,900)	$67.52
Outstanding at April 1, 2023	229,675	$63.33	1.84	$0.1
Vested or expected to vest at April 1, 2023	229,675	$63.33	1.84
Vested and exercisable at April 1, 2023	229,675	$63.33	1.84	$0.1
There were no unvested options and 229,675 vested options outstanding at April 1, 2023. The total intrinsic value of options exercised during Fiscal 2023 and Fiscal 2022 was $0.2 million and $7 million, respectively. The cash received from options exercised during Fiscal 2023 and Fiscal 2022 was $6 million and $17 million, respectively. As of April 1, 2023, there was no remaining unrecognized share-based compensation expense for unvested share options.
There were no options granted during Fiscal 2023, Fiscal 2022 or Fiscal 2021.
Restricted Awards
The Company grants RSUs at the fair market value on the grant date. The expense related to RSUs is based on the closing market price of the Company’s shares on the date of grant and is recognized ratably over the vesting period, net of expected forfeitures.
The Company grants two types of RSUs: time-based RSUs and performance-based RSUs. Time-based RSUs generally vest in full on the first anniversary of the date of grant for our independent directors, or in equal increments on each of the third or fourth anniversaries of the date of grant (unless the employee is retirement-eligible). Performance-based RSUs generally vest in full on the second or third anniversary of the date of grant, subject to the employee’s continued employment during the vesting period and only if certain pre-established cumulative performance targets are met. Expense related to performance-based RSUs is recognized ratably over the performance period, net of forfeitures, based on the probability of attainment of the related performance targets. The potential number of shares that may be earned ranges from 0%, if the minimum level of performance is not attained, to 200%, if the level of performance is at or above the predetermined maximum achievement level.

The following table summarizes the RSU activity during Fiscal 2023:

	Service-based		Performance-based
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at April 2, 2022	3,827,700	$38.65	210,192	$34.25
Granted	1,790,501	$48.31	152,921	$47.41
Change due to performance conditions, net	—	$—	—	$—
Vested	(2,015,072)	$39.81	(197,874)	$33.86
Canceled/forfeited	(421,203)	$45.50	—	$—
Unvested at April 1, 2023	3,181,926	$42.44	165,239	$46.90
The total fair value of service-based RSUs vested during Fiscal 2023, Fiscal 2022 and Fiscal 2021 was $56 million, $78 million and $56 million, respectively. The total fair value of performance-based RSUs vested during Fiscal 2023, Fiscal 2022 and Fiscal 2021 was $7 million, $18 million and $6 million, respectively. As of April 1, 2023, the remaining unrecognized share-based compensation expense for unvested service-based and performance-based RSU grants was $78 million and $5 million, respectively, which is expected to be recognized over the related weighted-average periods of approximately 2.0 years and 2.2 years, respectively.
Share-Based Compensation Expense
The following table summarizes compensation expense attributable to share-based compensation for Fiscal 2023, Fiscal 2022 and Fiscal 2021 (in millions):

	Fiscal Years Ended
	April 1, 2023	April 2, 2022	March 27, 2021
Share-based compensation expense	$78	$85	$70
Tax benefits related to share-based compensation expense	$8	$14	$12
Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rates. The estimated value of future forfeitures for equity awards as of April 1, 2023 is $11 million.

17. Taxes
The Company is a United Kingdom tax resident and is incorporated in the British Virgin Islands. Capri’s subsidiaries are subject to taxation in the United States and various other foreign jurisdictions are aggregated in the “Non-United States” information captioned below.
Income (loss) before provision for income taxes consisted of the following (in millions):

	Fiscal Years Ended
	April 1, 2023	April 2, 2022	March 27, 2021
United States	$85	$247	$(56)
Non-United States	563	668	59
Total income before provision for income taxes	$648	$915	$3

The provision for income taxes was as follows (in millions):

	Fiscal Years Ended
	April 1, 2023		April 2, 2022		March 27, 2021
Current
United States - Federal	$62		$36		$35
United States - State	22		16		20
Non-United States	46	(1)	98		81
Total current provision for income taxes	130		150		136
Deferred
United States - Federal	(40)		24	(2)	(37)
United States - State	(6)		7		(4)
Non-United States	(55)		(89)	(3)	(29)
Total deferred provision for income taxes	(101)		(58)		(70)
Total provision for income taxes	$29		$92		$66

(1)Primarily relates to the remeasurement of an Asia income tax reserve.
(2)Reflects the impact of a United States tax accounting method change with respect to cost capitalization.
(3)Includes an Italian valuation allowance reversal during Fiscal 2022.
The Company’s provision for income taxes for the years ended April 1, 2023, April 2, 2022 and March 27, 2021 was different from the amount computed by applying the statutory U.K. income tax rates to the underlying income before provision for income taxes as a result of the following (amounts in millions):

	Fiscal Years Ended
	April 1, 2023			April 2, 2022		March 27, 2021
	Amount	% (1)		Amount	% (1)	Amount	% (1)
Provision for income taxes at the U.K. statutory tax rate	$123	19.0%		$174	19.0%	1	19.0%
Effects of global financing arrangements (2)	(78)	(12.1)%		(61)	(6.7)%	(24)	(953.4)%
Effect of changes in valuation allowances on deferred tax assets	(37)	(5.8)%		(67)	(7.3)%	24	955.7%
Liability for uncertain tax positions	(3)	(0.4)%		91	9.9%	11	414.2%
Differences in tax effects on foreign income	(1)	(0.2)%		10	1.1%	13	522.4%
Non-deductible goodwill impairment	15	2.4%	(3)	—	—%	18	700.2%	(3)
State and local income taxes, net of federal benefit	10	1.5%		12	1.3%	5	201.5%
Share based compensation	6	0.9%		3	0.4%	6	247.7%
Withholding tax	3	0.5%		5	0.6%	4	165.0%
Brand tax basis step-up	—	—%		(46)	(5.0)%	—	—%
CARES Act tax loss carryback	—	—%		(43)	(4.6)%	—	—%
Tax rate change impact on deferred items	—	—%		21	2.1%	9	351.3%
Other (4)	(9)	(1.3)%		(7)	(0.7)%	(1)	(33.1)%
Effective tax rate	$29	4.5%		$92	10.1%	$66	2,590.5%

(1)Tax rates are calculated using unrounded numbers.
(2)Includes the tax related impacts of hedge terminations in conjunction with global financing arrangements.
(3)Attributable to goodwill impairment charges related to Jimmy Choo reporting units in Fiscal 2023 and Fiscal 2021.
(4)Primarily relates to individually immaterial United States and foreign permanent adjustments.

Significant components of the Company’s deferred tax assets (liabilities) consist of the following (in millions):

	Fiscal Years Ended
	April 1, 2023		April 2, 2022
Deferred tax assets
Operating lease liabilities	$442		$465
Net operating loss carryforwards	115		108
Accrued interest	70		20
Depreciation	61		53
Sales allowances	38		34
Inventories	21		26
Stock compensation	6		7
Payroll related accruals	3		3
Other	29		46
Total deferred tax assets	785		762
Valuation allowance	(52)	(1)	(92)	(2)
Net deferred tax assets	733		670

Deferred tax liabilities
Goodwill and intangibles	(420)		(449)	(3)
Operating lease right-of-use-assets	(339)		(340)
Derivative financial instruments	(186)		(73)
Total deferred tax liabilities	(945)		(862)
Net deferred tax liabilities	$(212)		$(192)

(1)Includes a U.K. valuation allowance reversal during Fiscal 2023.
(2)Includes an Italian valuation allowance reversal during Fiscal 2022.
(3)Includes a reversal of an Italian brand intangible deferred tax liability.
The Company maintains valuation allowances on deferred tax assets applicable to subsidiaries in jurisdictions for which separate income tax returns are filed and where realization of the related deferred tax assets from future profitable operations is not reasonably assured. The valuation allowance decreased $40 million and $67 million in Fiscal 2023 and Fiscal 2022, respectively, and increased $24 million in Fiscal 2021. In certain jurisdictions, the Company increased the valuation allowance by $6 million, $34 million and $56 million and released valuation allowances of $46 million, $101 million and $32 million in Fiscal 2023, Fiscal 2022 and Fiscal 2021, respectively.
As of April 1, 2023, the Company had non-United States and United States net operating loss carryforwards of $581 million, a portion of which will begin to expire in Fiscal 2024.
As of April 1, 2023 and April 2, 2022, the Company had liabilities related to its uncertain tax positions, including accrued interest, of $194 million and $221 million, respectively, which are included in other long-term liabilities in the Company’s consolidated balance sheets.

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $178 million, $206 million and $92 million as of April 1, 2023, April 2, 2022 and March 27, 2021, respectively. A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding accrued interest, for Fiscal 2023, Fiscal 2022 and Fiscal 2021, are presented below (in millions):

	Fiscal Years Ended
	April 1, 2023		April 2, 2022		March 27, 2021
Unrecognized tax benefits beginning balance	$221		$107		$99
Additions related to prior period tax positions	12	(1)	105	(1)	12
Additions related to current period tax positions	14	(2)	29		9
Decreases related to audit settlements	(2)		(13)		(6)
Decreases in prior period positions due to lapses in statute of limitations	(3)		(3)		(4)
Decreases related to prior period tax positions	(42)	(3)	(4)		(3)
Unrecognized tax benefits ending balance	$200		$221		$107

(1)Primarily relates to incremental reserves in North America and Europe.
(2)Primarily relates to North American and European tax reserves established in Fiscal 2023.
(3)Primarily relates to Asia tax reserves.
The Company classifies interest and penalties related to unrecognized tax benefits as components of the provision for income taxes. Interest and penalties recognized in the consolidated statements of operations and comprehensive income (loss) for Fiscal 2023, Fiscal 2022 and Fiscal 2021 was $42 million, $28 million and $15 million, respectively.
The total amount of unrecognized tax benefits relating to the Company’s tax positions is subject to change based on future events including, but not limited to, the settlement of ongoing tax audits and assessments and the expiration of applicable statutes of limitations. The Company anticipates that the balance of gross unrecognized tax benefits, excluding interest and penalties, will be reduced by $85 million during the next 12 months, primarily due to the anticipated settlement of tax examinations as well as statute of limitation expirations. However, the outcomes and timing of such events are highly uncertain and changes in the occurrence, expected outcomes and timing of such events could cause the Company’s current estimate to change materially in the future.
The Company files income tax returns in the United States and in various foreign, state and local jurisdictions. Most examinations have been completed by tax authorities or the statute of limitations has expired for United States federal, foreign, state and local income tax returns filed by the Company for years through Fiscal 2017.
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

18. Retirement Plans
The Company maintains defined contribution retirement plans for its employees, who generally become eligible to participate after three months of service. Features of these plans allow participants to contribute a percentage of their compensation, up to statutory limits depending upon the country in which the employee resides, and provide for mandatory and/or discretionary matching contributions by the Company, which vary by country. During Fiscal 2023, Fiscal 2022, and Fiscal 2021, the Company recognized expenses of approximately $17 million, $16 million and $20 million, respectively, related to these retirement plans.

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
The Company’s three reportable segments are as follows:
•Versace — segment includes revenue generated through the sale of Versace luxury ready-to-wear, accessories and footwear through directly operated Versace boutiques throughout the Americas, certain parts of EMEA and certain parts of Asia, as well as through Versace outlet stores and e-commerce sites. In addition, revenue is generated through wholesale sales to distribution partners (including geographic licensing arrangements that allow third-parties to use the Versace trademarks in connection with retail and/or wholesale sales of Versace branded products in specific geographic regions), multi-brand department stores and specialty stores worldwide, as well as through product license agreements in connection with the manufacturing and sale of jeans, fragrances, watches, jewelry, eyewear and home furnishings.
•Jimmy Choo — segment includes revenue generated through the sale of Jimmy Choo luxury footwear, handbags and small leather goods through directly operated Jimmy Choo retail and outlet stores throughout the Americas, certain parts of EMEA and certain parts of Asia, through its e-commerce sites, as well as through wholesale sales of luxury goods to distribution partners (including geographic licensing arrangements that allow third-parties to use the Jimmy Choo trademarks in connection with retail and/or wholesale sales of Jimmy Choo branded products in specific geographic regions), multi-brand department stores and specialty stores worldwide. In addition, revenue is generated through product licensing agreements, which allow third-parties to use the Jimmy Choo brand name and trademarks in connection with the manufacturing and sale of fragrances and eyewear.
•Michael Kors — segment includes revenue generated through the sale of Michael Kors products through four primary Michael Kors retail store formats: “Collection” stores, “Lifestyle” stores (including concessions), outlet stores and e-commerce sites, through which the Company sells Michael Kors products, as well as licensed products bearing the Michael Kors name, directly to consumers throughout the Americas, certain parts of EMEA and certain parts of Asia. The Company also sells Michael Kors products directly to department stores, primarily located across the Americas and Europe, to specialty stores and travel retail shops, and to its geographic licensees. In addition, revenue is generated through product and geographic licensing arrangements, which allow third-parties to use the Michael Kors brand name and trademarks in connection with the manufacturing and sale of products, including watches, jewelry, fragrances and eyewear.
In addition to these reportable segments, the Company has certain corporate costs that are not directly attributable to its brands and, therefore, are not allocated to its segments. Such costs primarily include certain administrative, corporate occupancy, shared service and information systems expenses, including enterprise resource planning system implementation costs and Capri transformation program costs. In addition, certain other costs are not allocated to segments, including restructuring and other charges, impairment costs, COVID-19 related charges and the war in Ukraine. The segment structure is consistent with how the Company’s CODM plans and allocates resources, manages the business and assesses performance. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance.

The following table presents the key performance information of the Company’s reportable segments (in millions):

		Fiscal Years Ended
		April 1, 2023	April 2, 2022	March 27, 2021
Total revenue:
	Versace	$1,106	$1,088	$718
	Jimmy Choo	633	613	418
	Michael Kors	3,880	3,953	2,924
Total revenue		$5,619	$5,654	$4,060

Income (loss) from operations:
	Versace	$152	$185	$21
	Jimmy Choo	38	13	(55)
	Michael Kors	868	1,005	595
Total segment income from operations		1,058	1,203	561
Less:	Corporate expenses	(233)	(190)	(152)
	Impairment of assets (1)	(142)	(73)	(316)
	COVID-19 related charges (2)	9	14	(42)
	Impact of war in Ukraine (3)	3	(9)	—
	Restructuring and other charges	(16)	(42)	(32)
Total income from operations		$679	$903	$19

(1)Impairment of assets during Fiscal 2023 include $110 million, $30 million and $2 million of impairment charges related to the Jimmy Choo, Michael Kors and Versace reportable segments, respectively. Impairment of assets during Fiscal 2022 includes $50 million, $19 million and $4 million of impairment charges related to the Michael Kors, Versace and Jimmy Choo reportable segments, respectively. Impairment of assets during Fiscal 2021 includes $191 million, $91 million and $34 million of impairment charges related to the Jimmy Choo, Michael Kors and Versace reportable segments, respectively.
(2)COVID-19 related charges during Fiscal 2023, primarily include net inventory credits of $9 million. COVID-19 related charges during Fiscal 2022, primarily include net inventory credits and severance expense of $16 million and $2 million, respectively. COVID-19 related charges during Fiscal 2021, primarily include net inventory reserves and severance expense of $10 million and $24 million, respectively. Inventory related costs are recorded within costs of goods sold and severance expense and credit losses are recorded within selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).
(3)These charges primarily relate to incremental credit losses and inventory reserves which are a direct impact of the war in Ukraine. Credit losses are recorded within selling, general and administrative expenses and inventory related costs are recorded within costs of goods sold in the consolidated statements of operations and comprehensive income (loss).
Depreciation and amortization expense for each segment are as follows (in millions):

	Fiscal Years Ended
	April 1, 2023	April 2, 2022	March 27, 2021
Depreciation and amortization:
Versace	$51	$52	$54
Jimmy Choo	29	31	31
Michael Kors	95	110	127
Corporate	4	—	—
Total depreciation and amortization	$179	$193	$212
See Note 8 for the Company’s goodwill by reportable segment.

Total revenue (based on country of origin) and long-lived assets by geographic location are as follows (in millions):

	Fiscal Years Ended
	April 1, 2023	April 2, 2022	March 27, 2021
Revenue:
The Americas (1)	$3,220	$3,210	$2,172
EMEA	1,542	1,489	1,029
Asia	857	955	859
Total revenue	$5,619	$5,654	$4,060

	As of
	April 1, 2023	April 2, 2022	March 27, 2021
Long-lived assets:
The Americas (1)	$882	$908	$1,001
EMEA	2,129	2,156	2,384
Asia	599	617	596
Total long-lived assets	$3,610	$3,681	$3,981

(1)Net revenues earned in the United States during Fiscal 2023, Fiscal 2022 and Fiscal 2021 were $2.951 billion, $2.989 billion and $2.016 billion, respectively. Long-lived assets located in the United States as of April 1, 2023, April 2, 2022 and March 27, 2021 were $826 million, $858 million and $942 million, respectively.

As of April 1, 2023, the Company’s total long-lived assets on its consolidated balance sheet were $3.610 billion, of which, $1.691 billion related to Versace, $1.333 billion related to Michael Kors and $586 million related to Jimmy Choo.
Total revenue by major product category are as follows (in millions):

	Fiscal Years Ended
	April 1, 2023	% of Total	April 2, 2022	% of Total	March 27, 2021	% of Total
Accessories	$2,826	50.3%	$2,901	51.3%	$2,158	53.2%
Footwear	1,217	21.7%	1,208	21.4%	796	19.6%
Apparel	1,107	19.7%	1,027	18.2%	720	17.7%
Licensed product	222	4.0%	241	4.3%	185	4.6%
Licensing revenue	211	3.8%	212	3.7%	155	3.8%
Other	36	0.5%	65	1.1%	46	1.1%
Total revenue	$5,619		$5,654		$4,060

20. Subsequent Events

Net Investment Hedges
During the first quarter of Fiscal 2024, the Company entered into multiple fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $1.250 billion to hedge its net investment in CHF denominated subsidiaries. Under the terms of these contracts, the Company will exchange the semi-annual fixed rate payments on CHF denominated debt for fixed rate payments in United States dollars. These contracts have maturity dates between September 2024 and July 2026 and are designated as net investment hedges.
Float-to-Float Hedges
During the first quarter of Fiscal 2024, the Company entered into multiple float-to-float cross-currency swap agreements with aggregate notional amounts of $1 billion to hedge its net investment in Euro denominated subsidiaries. The company will be making Euro floating rate payments in exchange for receiving United States dollar floating rate amounts over the life of the agreement. These contracts have maturity dates between May 2028 and August 2030.