Form 10-Q
period 2023-07-01
Capri Holdings Ltd
filed 2023-08-10
CIK 1530721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2023
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
As of July 31, 2023, Capri Holdings Limited had 116,067,005 ordinary shares outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	July 1, 2023	April 1, 2023
Assets
Current assets
Cash and cash equivalents	$238	$249
Receivables, net	300	369
Inventories, net	1,166	1,057
Prepaid expenses and other current assets	216	195
Total current assets	1,920	1,870
Property and equipment, net	551	552
Operating lease right-of-use assets	1,359	1,330
Intangible assets, net	1,737	1,728
Goodwill	1,308	1,293
Deferred tax assets	312	296
Other assets	222	226
Total assets	$7,409	$7,295
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$476	$475
Accrued payroll and payroll related expenses	121	154
Accrued income taxes	82	73
Short-term operating lease liabilities	416	429
Short-term debt	13	5
Accrued expenses and other current liabilities	340	314
Total current liabilities	1,448	1,450
Long-term operating lease liabilities	1,354	1,348
Deferred tax liabilities	505	508
Long-term debt	1,924	1,822
Other long-term liabilities	366	318
Total liabilities	5,597	5,446
Commitments and contingencies
Shareholders’ equity
Ordinary shares, no par value; 650,000,000 shares authorized; 225,684,542 shares issued and 116,064,396 outstanding at July 1, 2023; 224,166,250 shares issued and 117,347,045 outstanding at April 1, 2023	—	—
Treasury shares, at cost (109,620,146 shares at July 1, 2023 and 106,819,205 shares at April 1, 2023)	(5,457)	(5,351)
Additional paid-in capital	1,375	1,344
Accumulated other comprehensive income	137	147
Retained earnings	5,756	5,708
Total shareholders’ equity of Capri	1,811	1,848
Noncontrolling interest	1	1
Total shareholders’ equity	1,812	1,849
Total liabilities and shareholders’ equity	$7,409	$7,295

See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended
	July 1, 2023	July 2, 2022
Total revenue	$1,229	$1,360
Cost of goods sold	417	459
Gross profit	812	901
Selling, general and administrative expenses	689	622
Depreciation and amortization	45	45
Restructuring and other (income) expense	(2)	3
Total operating expenses	732	670
Income from operations	80	231
Other expense, net	1	—
Interest expense (income), net	8	(4)
Foreign currency loss	21	4
Income before income taxes	50	231
Provision for income taxes	2	28
Net income	48	203
Less: Net income attributable to noncontrolling interest	—	2
Net income attributable to Capri	$48	$201

Weighted average ordinary shares outstanding:
Basic	117,431,941	141,913,586
Diluted	118,282,633	143,733,984
Net income per ordinary share attributable to Capri:
Basic	$0.41	$1.42
Diluted	$0.41	$1.40

Statements of Comprehensive Income:
Net income	$48	$203
Foreign currency translation adjustments	(7)	(107)
Net (loss) gain on derivatives	(3)	2
Comprehensive income	38	98
Less: Net income attributable to noncontrolling interest	—	2
Comprehensive income attributable to Capri	$38	$96

See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except share data which is in thousands)
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Income	Retained Earnings	Total Equity of Capri	Non-controlling Interest	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at April 1, 2023	224,166	$—	$1,344	(106,819)	$(5,351)	$147	$5,708	$1,848	$1	$1,849
Net income	—	—	—	—	—	—	48	48	—	48
Other comprehensive loss	—	—	—	—	—	(10)	—	(10)	—	(10)
Total comprehensive income	—	—	—	—	—	—	—	38	—	38
Vesting of restricted awards, net of forfeitures	1,504	—	—	—	—	—	—	—	—	—
Exercise of employee share options	14	—	1	—	—	—	—	1	—	1
Share-based compensation expense	—	—	30	—	—	—	—	30	—	30
Repurchase of ordinary shares	—	—	—	(2,801)	(106)	—	—	(106)	—	(106)
Balance at July 1, 2023	225,684	$—	$1,375	(109,620)	$(5,457)	$137	$5,756	$1,811	$1	$1,812

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Income	Retained Earnings	Total Equity of Capri	Non-controlling Interest	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at April 2, 2022	221,967	$—	$1,260	(79,161)	$(3,987)	$194	$5,092	$2,559	$(1)	$2,558
Net income	—	—	—	—	—	—	201	201	2	203
Other comprehensive loss	—	—	—	—	—	(105)	—	(105)	—	(105)
Total comprehensive income	—	—	—	—	—	—	—	96	2	98
Vesting of restricted awards, net of forfeitures	1,420	—	—	—	—	—	—	—	—	—
Exercise of employee share options	117	—	6	—	—	—	—	6	—	6
Share-based compensation expense	—	—	28	—	—	—	—	28	—	28
Repurchase of ordinary shares	—	—	—	(6,386)	(312)	—	—	(312)	—	(312)
Balance at July 2, 2022	223,504	$—	$1,294	(85,547)	$(4,299)	$89	$5,293	$2,377	$1	$2,378
See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	July 1, 2023	July 2, 2022
Cash flows from operating activities
Net income	$48	$203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45	45
Share-based compensation expense	30	28
Deferred income taxes	(2)	1
Changes to lease related balances, net	(29)	(33)
Foreign currency loss	20	1
Other non-cash adjustments	2	1
Change in assets and liabilities:
Receivables, net	68	26
Inventories, net	(122)	(209)
Prepaid expenses and other current assets	(26)	(13)
Accounts payable	1	6
Accrued expenses and other current liabilities	10	87
Other long-term assets and liabilities	(5)	(6)
Net cash provided by operating activities	40	137
Cash flows from investing activities
Capital expenditures	(50)	(36)
Settlement of net investment hedges	—	66
Net cash (used in) provided by investing activities	(50)	30
Cash flows from financing activities
Debt borrowings	593	1,350
Debt repayments	(491)	(1,090)
Debt issuance costs	—	(4)
Repurchase of ordinary shares	(106)	(312)
Exercise of employee share options	1	6
Net cash used in financing activities	(3)	(50)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	(65)
Net (decrease) increase in cash, cash equivalents and restricted cash	(16)	52
Beginning of period	256	172
End of period	$240	$224
Supplemental disclosures of cash flow information
Cash paid for interest	$22	$18
Net cash paid (received) for income taxes	$15	$(72)
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$27	$43
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
The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned or controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The interim consolidated financial statements as of July 1, 2023 and for the three months ended July 1, 2023 and July 2, 2022 are unaudited. The Company consolidates the results of its Versace business on a one-month lag, as consistent with prior periods. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with U.S. GAAP. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended April 1, 2023, as filed with the Securities and Exchange Commission on May 31, 2023, in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full fiscal year.

The Company utilizes a 52- to 53-week fiscal year and the term “Fiscal Year” or “Fiscal” refers to that 52- or 53-week period. The results for the three months ended July 1, 2023 and July 2, 2022 are based on 13-week periods. The Company’s Fiscal Year 2024 is a 52-week period ending March 30, 2024.

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
Cash, Cash Equivalents and Restricted Cash
All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Included in the Company’s cash and cash equivalents as of July 1, 2023 and April 1, 2023 are credit card receivables of $31 million and $22 million, respectively, which generally settle within two to three business days.

A reconciliation of cash, cash equivalents and restricted cash as of July 1, 2023 and April 1, 2023 from the consolidated balance sheets to the consolidated statements of cash flows is as follows (in millions):

	July 1, 2023	April 1, 2023
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$238	$249
Restricted cash included within prepaid expenses and other current assets	2	7
Total cash, cash equivalents and restricted cash shown on the consolidated statements of cash flows	$240	$256
Inventories, net
Inventories primarily consist of finished goods with the exception of raw materials and work in process inventory. The combined total of raw materials and work in process inventory, net, recorded on the Company’s consolidated balance sheets was $47 million as of July 1, 2023 and April 1, 2023.
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
Net Investment Hedges
The Company also uses cross-currency swap agreements to hedge its net investments in foreign operations against future volatility in the exchange rates between different currencies. The Company has elected the spot method of designating these contracts under Accounting Standards Update (“ASU”) 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”, and has designated these contracts as net investment hedges. The net gain or loss on the net investment hedge is reported within foreign currency translation gains and losses (“CTA”), as a component of accumulated other comprehensive income on the Company’s consolidated balance sheets. Interest accruals and coupon payments are recognized directly in interest expense (income), net, in the Company’s consolidated statements of operations and comprehensive income. Upon discontinuation of a hedge, all previously recognized amounts remain in CTA until the net investment is sold, diluted or liquidated.
Fair Value Hedges
When a cross-currency swap is designated as a fair value hedge and qualifies as highly effective, the fair value hedge will be recorded at fair value each period on the Company’s consolidated balance sheets, with the difference resulting from the changes in the spot rate recognized in foreign currency loss on the Company’s consolidated statements of operations and comprehensive income, which will offset the related foreign currency impact of the underlying transaction being hedged.
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

The Company recognizes operating lease right-of-use assets and lease liabilities at lease commencement date, based on the present value of fixed lease payments over the expected lease term. The Company uses its incremental borrowing rates to determine the present value of fixed lease payments based on the information available at the lease commencement date, as the rate implicit in the lease is not readily determinable for the Company’s leases. The Company’s incremental borrowing rates are based on the term of the leases, the economic environment of the leases and reflect the expected interest rate it would incur to borrow on a secured basis. Certain leases include one or more renewal options. The exercise of lease renewal options is generally at the Company’s sole discretion and as such, the Company typically determines that exercise of these renewal options is not reasonably certain. As a result, the Company generally does not include renewal options in the expected lease term and the associated lease payments are not included in the measurement of the operating lease right-of-use asset and lease liability. Certain leases also contain termination options with an associated penalty. Generally, the Company is reasonably certain not to exercise these options and as such, they are not included in the determination of the expected lease term. The Company recognizes operating lease expense on a straight-line basis over the lease term.

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
The following table presents the Company’s supplemental cash flow information related to leases (in millions):

	Three Months Ended
	July 1, 2023	July 2, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$131	$125
During each of the three months ended July 1, 2023 and July 2, 2022, the Company recorded sublease income of $2 million within selling, general and administrative expenses.

Net Income per Share
The Company’s basic net income per ordinary share is calculated by dividing net income by the weighted average number of ordinary shares outstanding during the period. Diluted net income per ordinary share reflects the potential dilution that would occur if share options or any other potentially dilutive instruments, including restricted shares and restricted share units (“RSUs”), were exercised or converted into ordinary shares. These potentially dilutive securities are included in diluted shares to the extent they are dilutive under the treasury stock method for the applicable periods. Performance-based RSUs are included as diluted shares if the related performance conditions are considered satisfied as of the end of the reporting period and to the extent they are dilutive under the treasury stock method.
The components of the calculation of basic net income per ordinary share and diluted net income per ordinary share are as follows (in millions, except share and per share data):

	Three Months Ended
	July 1, 2023	July 2, 2022
Numerator:
Net income attributable to Capri	$48	$201
Denominator:
Basic weighted average shares	117,431,941	141,913,586
Weighted average dilutive share equivalents:
Share options and restricted shares/units, and performance restricted share units	850,692	1,820,398
Diluted weighted average shares	118,282,633	143,733,984

Basic net income per share (1)	$0.41	$1.42
Diluted net income per share (1)	$0.41	$1.40

(1)Basic and diluted net income per share are calculated using unrounded numbers.
During the three months ended July 1, 2023, share equivalents of 287,571 shares have been excluded from the above calculations due to their anti-dilutive effect. Share equivalents of 657,340 shares have been excluded from the above calculations for the three months ended July 2, 2022 due to their anti-dilutive effect.
See Note 2 in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2023 for a complete disclosure of the Company’s significant accounting policies.
Recently Adopted Accounting Pronouncements
Supplier Finance Programs
In September 2022, the FASB issued ASU 2022-04, “Disclosure of Supplier Finance Program Obligations” which makes a number of changes. The amendments require a buyer in a supplier finance program to disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period and potential magnitude. The amendments in this update do not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance programs. The Company adopted the update in the first quarter of Fiscal 2024 on a retrospective basis, except for the requirement to disclose rollforward information, which will be effective for the Company in the first quarter of Fiscal 2025 on a prospective basis. See Note 9 for the Company’s disclosures relating to this update.
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
Gift Cards. The Company sells gift cards that can be redeemed for merchandise, resulting in a contract liability upon issuance. Revenue is recognized when the gift card is redeemed or upon “breakage” for the estimated portion of gift cards that are not expected to be redeemed. “Breakage” revenue is calculated under the proportional redemption methodology, which considers the historical patterns of redemption in jurisdictions where the Company is not required to remit the value of the unredeemed gift cards as unclaimed property. The contract liability related to gift cards, net of estimated “breakage” of $14 million as of July 1, 2023 and April 1, 2023, is included within accrued expenses and other current liabilities in the Company’s consolidated balance sheet.
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

As of July 1, 2023, contractually guaranteed minimum fees from the Company’s license agreements expected to be recognized as revenue during future periods were as follows (in millions):

Contractually Guaranteed Minimum Fees
Remainder of Fiscal 2024	$25
Fiscal 2025	33
Fiscal 2026	30
Fiscal 2027	26
Fiscal 2028	18
Fiscal 2029 and thereafter	29
Total	$161
Sales Returns
The refund liability recorded as of July 1, 2023 was $58 million, and the related asset for the right to recover returned product as of July 1, 2023 was $18 million. The refund liability recorded as of April 1, 2023 was $54 million, and the related asset for the right to recover returned product as of April 1, 2023 was $17 million.
Contract Balances
Total contract liabilities were $37 million and $36 million as of July 1, 2023 and April 1, 2023, respectively. For the three months ended July 1, 2023, the Company recognized $5 million in revenue which related to contract liabilities that existed at April 1, 2023. For the three months ended July 2, 2022, the Company recognized $5 million in revenue which related to contract liabilities that existed at April 2, 2022. There were no material contract assets recorded as of July 1, 2023 and April 1, 2023.
There were no changes in historical variable consideration estimates that were materially different from actual results.

Disaggregation of Revenue
The following table presents the Company’s segment revenue disaggregated by geographic location (in millions):

	Three Months Ended
	July 1, 2023	July 2, 2022
Versace revenue - the Americas	$82	$115
Versace revenue - EMEA	116	107
Versace revenue - Asia	61	53
Total Versace	259	275

Jimmy Choo revenue - the Americas	49	54
Jimmy Choo revenue - EMEA	81	66
Jimmy Choo revenue - Asia	53	52
Total Jimmy Choo	183	172

Michael Kors revenue - the Americas	501	625
Michael Kors revenue - EMEA	175	191
Michael Kors revenue - Asia	111	97
Total Michael Kors	787	913

Total revenue - the Americas	632	794
Total revenue - EMEA	372	364
Total revenue - Asia	225	202
Total revenue	$1,229	$1,360
See Note 3 in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2023 for a complete disclosure of the Company’s revenue recognition policy.

4. Receivables, net
Receivables, net, consist of (in millions):

	July 1, 2023	April 1, 2023
Trade receivables (1)	$336	$412
Receivables due from licensees	15	14
	351	426
Less: allowances	(51)	(57)
Total receivables, net	$300	$369

(1)As of July 1, 2023 and April 1, 2023, $97 million and $96 million, respectively, of trade receivables were insured.
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
The Company’s allowance for credit losses is determined through analysis of periodic aging of receivables and assessments of collectibility based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers and the impact of general economic conditions. The past due status of a receivable is based on its contractual terms. Amounts deemed uncollectible are written off against the allowance when it is probable the amounts will not be recovered. Allowance for credit losses was $8 million as of July 1, 2023 and April 1, 2023. The Company had credit losses of $1 million for the three months ended July 1, 2023 and July 2, 2022.

5. Property and Equipment, net
Property and equipment, net, consists of (in millions):

	July 1, 2023	April 1, 2023
Leasehold improvements	$540	$577
Computer equipment and software	246	237
Furniture and fixtures	205	216
Equipment	126	106
Building	52	48
In-store shops	45	44
Land	18	18
Total property and equipment, gross	1,232	1,246
Less: accumulated depreciation and amortization	(782)	(784)
Subtotal	450	462
Construction-in-progress	101	90
Total property and equipment, net	$551	$552
Depreciation and amortization of property and equipment was $34 million for the three months ended July 1, 2023 and July 2, 2022. The Company did not record any property and equipment impairment charges for the three months ended July 1, 2023 and July 2, 2022.

6. Intangible Assets and Goodwill

The following table details the carrying values of the Company’s intangible assets and goodwill (in millions):

	July 1, 2023	April 1, 2023
Definite-lived intangible assets:
Reacquired rights	$400	$400
Trademarks	23	23
Customer relationships (1)	405	397
Gross definite-lived intangible assets	828	820
Less: accumulated amortization	(282)	(268)
Net definite-lived intangible assets	546	552

Indefinite-lived intangible assets:
Jimmy Choo brand (2)	286	277
Versace brand (1)	905	899
Net indefinite-lived intangible assets	1,191	1,176

Total intangible assets, excluding goodwill	$1,737	$1,728

Goodwill (3)	$1,308	$1,293

(1)The change in the carrying value since April 1, 2023 reflects the impact of foreign currency translation.
(2)Includes accumulated impairment of $273 million as of July 1, 2023 and April 1, 2023. The change in the carrying value since April 1, 2023 reflects the impact of foreign currency translation.
(3)Includes accumulated impairment of $347 million related to the Jimmy Choo reporting units as of July 1, 2023 and April 1, 2023. The change in the carrying value since April 1, 2023 reflects the impact of foreign currency translation.

Amortization expense for the Company’s definite-lived intangible assets was $11 million for the three months ended July 1, 2023 and July 2, 2022.

7. Current Assets and Current Liabilities
Prepaid expenses and other current assets consist of the following (in millions):

	July 1, 2023	April 1, 2023
Prepaid taxes	$116	$105
Prepaid contracts	19	22
Prepaid insurance	14	2
Interest receivable related to hedges	13	10
Other accounts receivables	10	10
Other	44	46
Total prepaid expenses and other current assets	$216	$195

Accrued expenses and other current liabilities consist of the following (in millions):

	July 1, 2023	April 1, 2023
Return liabilities	$58	$54
Other taxes payable	39	32
Accrued advertising and marketing	34	26
Accrued capital expenditures	27	33
Accrued rent (1)	20	18
Advance royalties	18	18
Professional services	17	14
Accrued interest	16	16
Gift cards and retail store credits	14	14
Accrued purchases and samples	12	8
Accrued litigation	11	12
Other	74	69
Total accrued expenses and other current liabilities	$340	$314

(1)The accrued rent balance relates to variable lease payments.

8. Restructuring and Other (Income) Expense
During the three months ended July 1, 2023, the Company recorded other income of $2 million primarily related to a $10 million gain on the sale of a long-lived corporate asset partially offset by expenses related to equity awards associated with the acquisition of Versace and severance expenses incurred during the first quarter.
During the three months ended July 2, 2022, the Company recorded expenses of $3 million primarily related to equity awards associated with the acquisition of Versace.

9. Debt Obligations
The following table presents the Company’s debt obligations (in millions):

	July 1, 2023	April 1, 2023
Revolving Credit Facilities	$973	$874
Versace Term Loan	491	488
Senior Notes due 2024	450	450
Other	25	17
Total debt	1,939	1,829
Less: Unamortized debt issuance costs	2	2
Total carrying value of debt	1,937	1,827
Less: Short-term debt	13	5
Total long-term debt	$1,924	$1,822
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
The 2022 Credit Facility provides for a $1.5 billion revolving credit facility (the “2022 Revolving Credit Facility”), which may be denominated in U.S. dollars and other currencies, including Euros, Canadian Dollars, Pounds Sterling, Japanese Yen and Swiss Francs. The 2022 Revolving Credit Facility also includes sub-facilities for the issuance of letters of credit of up to $125 million and swing line loans at the Administrative Agent’s discretion of up to $100 million. The Company has the ability to expand its borrowing availability under the 2022 Credit Facility in the form of increased revolving commitments or one or more tranches of term loans by up to an additional $500 million, subject to the agreement of the participating lenders and certain other customary conditions. See Note 11 to the Company’s Fiscal 2023 Annual Report on Form 10-K for information regarding the Company’s interest rates associated with borrowings under the 2022 Credit Facility.
The 2022 Credit Facility provides for an annual administration fee and a commitment fee equal to 7.5 basis points to 17.5 basis points per annum, which was 15.0 basis points as of July 1, 2023. The fees are based on the Company’s public debt ratings and/or net leverage ratio, applied to the average daily unused amount of the 2022 Credit Facility.
Loans under the 2022 Credit Facility may be prepaid and commitments may be terminated or reduced by the borrowers without premium or penalty other than customary “breakage” costs with respect to loans bearing interest based upon Adjusted Term SOFR, the Adjusted EURIBOR Rate, the Adjusted CDOR Rate and the Adjusted TIBOR Rate.

The 2022 Credit Facility requires the Company to maintain a net leverage ratio as of the end of each fiscal quarter of no greater than 4.0 to 1.0. Such net leverage ratio is calculated as the ratio of the sum of total indebtedness as of the date of the measurement plus the capitalized amount of all operating lease obligations, minus unrestricted cash and cash equivalents not to exceed $200 million, to Consolidated EBITDAR for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined as consolidated net income plus provision for taxes based on income, profits or capital, net interest expense, depreciation and amortization expense, consolidated rent expense and other non-cash losses, charges and expenses, subject to certain additions and deductions. The 2022 Credit Facility also includes covenants that limit additional indebtedness, liens, acquisitions and other investments, restricted payments and affiliate transactions.

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
As of July 1, 2023 and April 1, 2023, the Company had $973 million and $874 million of borrowings outstanding under the 2022 Revolving Credit Facility, respectively. In addition, stand-by letters of credit of $3 million were outstanding as of both July 1, 2023 and April 1, 2023. At July 1, 2023 and April 1, 2023, the amount available for future borrowings under the 2022 Revolving Credit Facility was $524 million and $623 million, respectively. The Company had $6 million of deferred financing fees related to Revolving Credit Facilities for both July 1, 2023 and April 1, 2023, and are recorded within other assets in the Company’s consolidated balance sheets.
As of July 1, 2023, and the date these financial statements were issued, the Company was in compliance with all covenants related to the 2022 Credit Facility.

Versace Term Loan
On December 5, 2022, Gianni Versace S.r.l., a wholly owned subsidiary of Capri Holdings Limited, entered into a credit facility with Intesa Sanpaolo S.p.A., Banco Nazionale del Lavoro S.p.A., and UniCredit S.p.A., as arrangers and lenders, and Intesa Sanpaolo S.p.A., as agent, which provides a senior unsecured term loan (the “Versace Term Loan”) in an aggregate principal amount of €450 million. The Versace Term Loan is not subject to amortization and matures on December 5, 2025. The Company provides an unsecured guaranty of the Versace Term Loan.

The Versace Term Loan bears interest at a rate per annum equal to the greater of EURIBOR for the applicable interest period and zero, plus a margin of 1.35%.

The Versace Term Loan may be prepaid without premium or penalty other than customary “breakage” costs. The Versace Term Loan requires the Company to maintain a net leverage ratio as of the end of each fiscal quarter of no greater than 4.0 to 1.0. Such net leverage ratio is calculated as the ratio of the sum of total indebtedness as of the date of the measurement plus the capitalized amount of all operating lease obligations, minus unrestricted cash and cash equivalents not to exceed $200 million, to Consolidated EBITDAR for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined as consolidated net income plus provision for taxes based on income, profits or capital, net interest expense, depreciation and amortization expense, consolidated rent expense and other non-cash losses, charges and expenses, subject to certain additions and deductions. The Versace Term Loan also includes covenants that limit additional financial indebtedness, liens, acquisitions, loans and guarantees, restricted payments and mergers of GIVI Holding S.r.l., Gianni Versace S.r.l. and their respective subsidiaries.

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
As of July 1, 2023 and April 1, 2023, the carrying value of the Versace Term Loan was $490 million and $487 million, respectively, net of $1 million of deferred financing fees for both July 1, 2023 and April 1, 2023, which were recorded within long-term debt in the Company’s consolidated balance sheets.
As of July 1, 2023, and the date these financial statements were issued, the Company was in compliance with all covenants related to the Versace Term Loan.
Versace Facilities
During Fiscal 2022, the Company's subsidiary, Versace, entered into an agreement with Banco BPM Banking Group (“the Bank”) to sell certain tax receivables to the Bank in exchange for cash. The arrangement was determined to be a financing arrangement as the de-recognition criteria for the receivables was not met at the time of the cash receipt from the Bank. As of July 1, 2023 and April 1, 2023, the outstanding balance was $11 million, with $1 million and $10 million recorded within short-term debt and long-term debt in the Company’s consolidated balance sheets, respectively.

Supplier Financing Program
The Company offers a supplier financing program which enables the Company’s inventory suppliers, at their sole discretion, to sell their receivables (i.e., the Company’s payment obligations to suppliers) to a financial institution on a non-recourse basis in order to be paid earlier than current payment terms provide. The Company’s obligations, including the amount due and scheduled payment dates, which generally do not exceed 90 days, are not impacted by a suppliers’ decision to participate in this program. The Company does not reimburse suppliers for any costs they incur to participate in the program and their participation is voluntary. The amount outstanding under this program as of July 1, 2023 and April 1, 2023 was $12 million and $4 million, respectively, and is presented as short-term debt in the Company’s consolidated balance sheets.
See Note 11 to the Company’s Fiscal 2023 Annual Report on Form 10-K for additional information regarding the Company’s credit facilities and debt obligations.

10. Commitments and Contingencies
In the ordinary course of business, the Company is party to various legal proceedings and claims. Although the outcome of such claims cannot be determined with certainty, the Company believes that the outcome of all pending legal proceedings, in the aggregate, will not have a material adverse effect on its cash flow, results of operations or financial position.
Please refer to the Contractual Obligations and Commercial Commitments disclosure within the Liquidity and Capital Resources section of the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2023 for a detailed disclosure of other commitments and contractual obligations as of April 1, 2023.

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

At July 1, 2023 and April 1, 2023, the fair values of the Company’s derivative contracts were determined using broker quotations, which were calculations derived from observable market information: the applicable currency rates at the balance sheet date and those forward rates particular to the contract at inception. The Company makes no adjustments to these broker obtained quotes or prices, but assesses the credit risk of the counterparty and would adjust the provided valuations for counterparty credit risk when appropriate. The fair values of the forward contracts are included in prepaid expenses and other current assets, and in accrued expenses and other current liabilities in the consolidated balance sheets, depending on whether they represent assets or liabilities to the Company. The fair value of net investment hedges is included in other assets, and in other long-term liabilities in the consolidated balance sheets, depending on whether they represent assets or liabilities of the Company. See Note 12 for further detail.

All contracts are measured and recorded at fair value on a recurring basis and are categorized in Level 2 of the fair value hierarchy, as shown in the following table (in millions):

	Fair value at July 1, 2023 using:			Fair value at April 1, 2023 using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets:
Net investment hedges	$—	$4	$—	$—	$1	$—
Fair value hedges	—	1	—	—	—	—
Total derivative assets	$—	$5	$—	$—	$1	$—

Derivative liabilities:
Net investment hedges	$—	$93	$—	$—	$36	$—
Fair value hedges	—	3	—	—	3	—
Total derivative liabilities	$—	$96	$—	$—	$39	$—
The Company’s long-term debt obligations are recorded in its consolidated balance sheets at carrying values, which may differ from the related fair values. The fair value of the Company’s long-term debt is estimated using external pricing data, including any available quoted market prices and based on other debt instruments with similar characteristics. Borrowings under revolving credit agreements, if outstanding, are recorded at carrying value, which approximates fair value due to the frequent nature of such borrowings and repayments. See Note 9 for detailed information related to carrying values of the Company’s outstanding debt. The following table summarizes the carrying values and estimated fair values of the Company’s long-term debt, based on Level 2 measurements (in millions):

	July 1, 2023		April 1, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Revolving Credit Facilities	$973	$973	$874	$874
Versace Term Loan	$490	$486	$487	$481
Senior Notes due 2024	$449	$432	$449	$435
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
The Company recorded no impairment charges during the three months ended July 1, 2023 and July 2, 2022.

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
Net Investment Hedges
During the first quarter of Fiscal 2024, the Company entered into multiple fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $2.5 billion to hedge its net investment in Swiss Franc (“CHF”) denominated subsidiaries. Under the terms of these contracts, the Company will exchange the semi-annual fixed rate payments on United States Dollar notional amounts for fixed rate payments of 0.0% in CHF. These contracts have maturity dates between September 2024 and June 2028 and are designated as net investment hedges.
During the first quarter of Fiscal 2024, the Company entered into multiple float-to-float cross-currency swap agreements with aggregate notional amounts of $1.0 billion to hedge its net investment in Euro denominated subsidiaries. The Company will exchange Euro floating rate payments based on EURIBOR for the United States dollar floating rate amounts based on SOFR CME Term over the life of the agreement. The fixed rate component of semi-annual Euro payments range from 1.149% to 1.215%. These contracts have maturity dates between May 2028 and August 2030 and are designated as net investment hedges.
During the first quarter of Fiscal 2024, the Company entered into multiple fixed-to-fixed cross-currency swap agreements with an aggregate notional amount of $350 million to hedge its net investment in Euro denominated subsidiaries. Under the terms of these contracts, the Company will exchange the semi-annual fixed rate payments on United States Dollar notional amounts for fixed rate payments of 0.0% in Euro. These contracts have maturity dates between January 2027 and April 2027 and have been designated as net investment hedges.
During the first quarter of Fiscal 2024, the Company entered into a fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of €150 million to hedge its net investment in British Pound (“GBP”) denominated subsidiaries (the “GBP/EUR Net Investment Hedges”). As of July 1, 2023, the Company had multiple fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of €1.15 billion to hedge its net investment in GBP denominated subsidiaries. Under the terms of these contracts, the Company will exchange the semi-annual fixed rate payments on GBP notional amounts for fixed rate payments of 0.0% in Euro. These contracts have maturity dates between November 2024 and November 2027 and are designated as net investment hedges.
As of July 1, 2023, the Company had Japanese Yen net investment hedges with aggregate notional amounts of $294 million. Under the terms of these contracts, the Company will exchange the semi-annual fixed rate payments on United States notional amounts for fixed rate payments of 0% to 2.665% in Japanese Yen. These contracts have maturity dates between May 2027 and February 2051 and are designated as net investment hedges. Certain of these contracts are supported by a credit support annex (“CSA”) which provides for collateral exchange with the earliest effective date being September 2027. If the outstanding position of a contract exceeds a certain threshold governed by the aforementioned CSA’s, either party is required to post cash collateral.
When a cross-currency swap is used as a hedging instrument in a net investment hedge assessed under the spot method, the cross-currency basis spread is excluded from the assessment of hedge effectiveness and is recognized as a reduction in interest expense in the Company’s consolidated statements of operations and comprehensive income. Accordingly, the Company recorded interest income of $15 million and $17 million during the three months ended July 1, 2023 and July 2, 2022, respectively.

Fair Value Hedges
The Company is exposed to transaction risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany loans which will impact earnings on a consolidated basis. To manage the foreign currency exchange rate risk related to these balances, the Company entered into fair value cross-currency swap agreements to hedge its exposure in GBP denominated subsidiaries (the “GBP Fair Value Hedge”) on a Euro denominated intercompany loan. As of July 1, 2023, the total notional values of outstanding fair value cross-currency swaps related to these loans were €1 billion. Under the term of these contracts, the Company will exchange the semi-annual fixed rate payments on GBP notional amounts for fixed rate payments of 0% in Euro. These contracts have maturity dates between March 2025 and March 2026 and are designated as fair value hedges.
When a cross-currency swap is designated as a fair value hedge and qualifies as highly effective, the fair value hedge will be recorded at fair value each period on the Company’s consolidated balance sheets, with the difference resulting from the changes in the spot rate recognized in foreign currency loss on the Company’s consolidated statements of operations and comprehensive income, which will offset the earnings impact of the underlying transaction being hedged. Accordingly, the Company recorded a foreign currency gain of $28 million during the three months ended July 1, 2023.
The following table details the fair value of the Company’s derivative contracts, which are recorded on a gross basis in the consolidated balance sheets as of July 1, 2023 and April 1, 2023 (in millions):

			Fair Value
	Notional Amounts		Assets				Liabilities
	July 1, 2023	April 1, 2023	July 1, 2023		April 1, 2023		July 1, 2023		April 1, 2023
Designated net investment hedges	$5,399	$1,378	$4	(1)	$1	(1)	$93	(2)	$36	(2)
Designated fair value hedges	1,091	1,084	1	(1)	—		3	(2)	3	(2)
Total	$6,490	$2,462	$5		$1		$96		$39

(1)Recorded within other assets in the Company’s consolidated balance sheets.
(2)Recorded within other long-term liabilities in the Company’s consolidated balance sheets.
The Company records and presents the fair values of all of its derivative assets and liabilities in its consolidated balance sheets on a gross basis, as shown in the above table. However, if the Company were to offset and record the asset and liability balances for its derivative instruments on a net basis in accordance with the terms of its master netting arrangements, which provide for the right to set-off amounts for similar transactions denominated in the same currencies and with the same banks, the resulting impact as of July 1, 2023 and April 1, 2023 would be as follows (in millions):

	Net Investment Hedges		Fair Value Hedges
	July 1, 2023	April 1, 2023	July 1, 2023	April 1, 2023
Assets subject to master netting arrangements	$4	$1	$1	$—
Liabilities subject to master netting arrangements	$93	$36	$3	$3
Derivative assets, net	$—	$1	$1	$—
Derivative liabilities, net	$89	$36	$3	$3
Currently, the Company’s master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties.
Changes in the fair value of the Company’s forward foreign currency exchange contracts that are designated as accounting hedges are recorded in equity as a component of accumulated other comprehensive income and are reclassified from accumulated other comprehensive income into earnings when the items underlying the hedged transactions are recognized into earnings, as a component of cost of goods sold within the Company’s consolidated statements of operations and comprehensive income. The net gain or loss on net investment hedges are reported within CTA as a component of accumulated other comprehensive income on the Company’s consolidated balance sheets. Upon discontinuation of the hedge, such amounts remain in CTA until the related net investment is sold or liquidated. The net gain or loss on cross-currency swap contracts designated as fair value hedges and associated with cross-currency intercompany loans are recognized within foreign currency loss on the Company’s consolidated statements of operations and comprehensive income generally in the period in which the related balances being hedged are revalued.
The following table summarizes the pre-tax impact of the gains and losses on the Company’s designated forward foreign currency exchange contracts and net investment hedges (in millions):

	Three Months Ended
	July 1, 2023	July 2, 2022
	Pre-Tax Losses Recognized in OCI	Pre-Tax Gains Recognized in OCI
Designated forward foreign currency exchange contracts	$—	$6
Designated net investment hedges	$(54)	$213
Designated fair value hedge	$(25)	$—
The following tables summarize the pre-tax impact of the gains within the consolidated statements of operations and comprehensive income related to the designated forward foreign currency exchange contracts for the three months ended July 1, 2023 and July 2, 2022 (in millions):

	Three Months Ended
	Pre-Tax Gain Reclassified from Accumulated OCI		Location of Gain Recognized
	July 1, 2023	July 2, 2022
Designated forward foreign currency exchange contracts	$3	$4	Cost of goods sold
The Company expects that substantially all of the amounts recorded in accumulated other comprehensive income for its forward foreign currency exchange contracts will be reclassified into earnings during the next 12 months, based upon the timing of inventory purchases and turnover.
Undesignated Hedges
During the three months ended July 1, 2023, there was no gain or loss recognized within foreign currency loss in the Company’s consolidated statements of operations and comprehensive income as there were no undesignated hedges outstanding. During the three months ended July 2, 2022, a $2 million gain was recognized within foreign currency loss in the Company’s consolidated statements of operations and comprehensive income as a result of the changes in the fair value of undesignated forward foreign currency exchange contracts.

13. Shareholders’ Equity
Share Repurchase Program
On June 1, 2022, the Company announced its Board of Directors authorized a share repurchase program (the “Fiscal 2023 Plan”) pursuant to which the Company was permitted, from time to time, to repurchase up to $1.0 billion of its outstanding ordinary shares within a period of two years from the effective date of the program.
On November 9, 2022, the Company announced its Board of Directors approved a new share repurchase program (the “Existing Share Repurchase Plan”) to purchase up to $1.0 billion of its outstanding ordinary shares, providing additional capacity to return cash to shareholders over the longer term. This new two-year program replaced the Fiscal 2023 Plan. Share repurchases may be made in open market or privately negotiated transactions and/or pursuant to Rule 10b5-1 trading plans, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors. The program may be suspended or discontinued at any time.
During the three months ended July 1, 2023, the Company purchased 2,636,564 shares for a total cost of approximately $100 million, including commissions, through open market transactions under the Existing Share Repurchase Plan. As of July 1, 2023, the remaining availability under the Company’s Existing Share Repurchase Plan was $300 million.

During the three months ended July 2, 2022, the Company purchased 6,120,174 shares for a total cost of approximately $300 million including commissions, through open market transactions under the Fiscal 2023 Plan.
The Company also has in place a “withhold to cover” repurchase program, which allows the Company to withhold ordinary shares from certain executive officers and directors to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards. During the three month periods ended July 1, 2023 and July 2, 2022, the Company withheld 164,377 shares and 265,311 shares, respectively, with a fair value of $6 million and $12 million, respectively, in satisfaction of minimum tax withholding obligations relating to the vesting of restricted share awards.
Accumulated Other Comprehensive Income
The following table details changes in the components of accumulated other comprehensive income (“AOCI”), net of taxes, for the three months ended July 1, 2023 and July 2, 2022, respectively (in millions):

	Foreign Currency Adjustments (1)	Net Gain on Derivatives (2)	Other Comprehensive Income Attributable to Capri
Balance at April 1, 2023	$143	$4	$147
Other comprehensive loss before reclassifications	(7)	—	(7)
Less: amounts reclassified from AOCI to earnings	—	3	3
Other comprehensive loss, net of tax	(7)	(3)	(10)
Balance at July 1, 2023	$136	$1	$137

Balance at April 2, 2022	$184	$10	$194
Other comprehensive (loss) income before reclassifications	(107)	6	(101)
Less: amounts reclassified from AOCI to earnings	—	4	4
Other comprehensive (loss) income, net of tax	(107)	2	(105)
Balance at July 2, 2022	$77	$12	$89

(1)Foreign currency translation adjustments for the three months ended July 1, 2023 primarily include a $58 million loss, net of taxes of $21 million, relating to the Company’s net investment and fair value hedges partially offset by a net $51 million translation gain. Foreign currency translation adjustments for the three months ended July 2, 2022 primarily include a $151 million gain, net of taxes of $62 million, relating to the Company’s net investment hedges, and a net $253 million translation loss.
(2)Reclassified amounts primarily relate to the Company’s forward foreign currency exchange contracts for inventory purchases and are recorded within cost of goods sold in the Company’s consolidated statements of operations and comprehensive income. All tax effects were not material for the periods presented.

14. Share-Based Compensation
The Company grants equity awards to certain employees and directors of the Company at the discretion of the Company’s Compensation and Talent Committee. The Company has two equity plans, one stock option plan adopted in Fiscal 2008 (as amended and restated, the “2008 Plan”), and an Omnibus Incentive Plan adopted in the third fiscal quarter of Fiscal 2012 and amended and restated with shareholder approval in May 2015, and again in June 2020 (the “Incentive Plan”). The 2008 Plan only provided for grants of share options and was authorized to issue up to 23,980,823 ordinary shares. As of July 1, 2023, there were no shares available to grant equity awards under the 2008 Plan.
The Incentive Plan allows for grants of share options, restricted shares and RSUs, and other equity awards, and authorizes a total issuance of up to 22,471,000 ordinary shares after amendments in August 2022. At July 1, 2023, there were 4,150,946 ordinary shares available for future grants of equity awards under the Incentive Plan. Option grants issued from the 2008 Plan generally expire ten years from the date of the grant, and those issued under the Incentive Plan generally expire seven years from the date of the grant.

The following table summarizes the Company’s share-based compensation activity during the three months ended July 1, 2023:

	Options	Service-Based RSUs	Performance-Based RSUs
Outstanding/Unvested at April 1, 2023	229,675	3,181,926	165,239
Granted	—	1,874,967	203,693
Exercised/Vested	(14,503)	(1,589,310)	—
Canceled/Forfeited	(23,205)	(36,481)	—
Outstanding/Unvested at July 1, 2023	191,967	3,431,102	368,932
The weighted average grant date fair value of service-based and performance-based RSUs granted during the three months ended July 1, 2023 was $36.86 and $36.82, respectively. The weighted average grant date fair value of service-based and performance-based RSUs granted during the three months ended July 2, 2022 was $49.02 and $47.41, respectively.
Share-Based Compensation Expense
The following table summarizes compensation expense attributable to share-based compensation for the three months ended July 1, 2023 and July 2, 2022 (in millions):

	Three Months Ended
	July 1, 2023	July 2, 2022
Share-based compensation expense	$30	$28
Tax benefit related to share-based compensation expense	$5	$5
Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on historical forfeiture rates. The estimated value of future forfeitures for equity awards as of July 1, 2023 is approximately $14 million.
See Note 16 in the Company’s Fiscal 2023 Annual Report on Form 10-K for additional information relating to the Company’s share-based compensation awards.

15. Income Taxes

The Company’s effective tax rate for the three months ended July 1, 2023 was 4.0%. This rate differs from the United Kingdom (“U.K.”) federal statutory rate of 25% primarily due to the release of a valuation allowance on Korean deferred tax assets during the three months ended July 1, 2023 and the impact of global financing activities.

The Company’s effective tax rate for the three months ended July 2, 2022 was 12.1%. Such rates differed from the U.K. federal statutory rate of 19% primarily due to the impact of global financing activities.

The global financing activities are related to the Company’s 2014 move of its principal executive office from Hong Kong to the U.K. and decision to become a U.K. tax resident. In connection with this decision, the Company funded its international growth strategy through intercompany debt financing arrangements. These debt financing arrangements reside between certain of our U.S. and U.K. subsidiaries. Due to the difference in the statutory income tax rates between these jurisdictions, the Company realized lower effective tax rates for the three months ended July 1, 2023.

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
In addition to these reportable segments, the Company has certain corporate costs that are not directly attributable to its brands and, therefore, are not allocated to its segments. Such costs primarily include certain administrative, corporate occupancy, shared service and information system expenses, including enterprise resource planning system implementation costs and Capri transformation program costs. In addition, certain other costs are not allocated to segments, including restructuring and other (income) expense and COVID-19 related expenses. The segment structure is consistent with how the Company’s CODM plans and allocates resources, manages the business and assesses performance. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance.

The following table presents the key performance information of the Company’s reportable segments (in millions):

	Three Months Ended
	July 1, 2023	July 2, 2022
Total revenue:
Versace	$259	$275
Jimmy Choo	183	172
Michael Kors	787	913
Total revenue	$1,229	$1,360

Income from operations:
Versace	$3	$52
Jimmy Choo	16	19
Michael Kors	130	222
Total segment income from operations	149	293
Less: Corporate expenses	(71)	(60)
Restructuring and other income (expense)	2	(3)
COVID-19 related expenses	—	1
Total income from operations	$80	$231

Depreciation and amortization expense for each segment are as follows (in millions):

	Three Months Ended
	July 1, 2023	July 2, 2022
Depreciation and amortization:
Versace	$13	$12
Jimmy Choo	7	7
Michael Kors	21	25
Corporate	4	1
Total depreciation and amortization	$45	$45

Total revenue (based on country of origin) by geographic location are as follows (in millions):

	Three Months Ended
	July 1, 2023	July 2, 2022
Revenue:
The Americas (United States, Canada and Latin America) (1)	$632	$794
EMEA	372	364
Asia	225	202
Total revenue	$1,229	$1,360

(1)Total revenue earned in the U.S. was $578 million and $733 million for the three months ended July 1, 2023 and July 2, 2022, respectively.

17. Subsequent Events
On August 10, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Tapestry, Inc., a Maryland corporation (“Tapestry”), and Sunrise Merger Sub, Inc., a British Virgin Islands business company limited by shares and a direct wholly owned subsidiary of Tapestry (“Merger Sub”).
The Merger Agreement provides that, among other things and on the terms and subject to the conditions set forth therein, Tapestry will acquire Capri in an all-cash transaction by means of a merger of Merger Sub with and into Capri (the “Merger”), with Capri surviving the Merger as a wholly owned subsidiary of Tapestry.
On the terms and subject to the conditions set forth therein, at the effective time of the Merger (the “Effective Time”), each issued and outstanding ordinary share, no par value, of the Company (an “Ordinary Share”) (other than (a) Ordinary Shares that are issued and outstanding immediately prior to the Effective Time that are owned or held in treasury by the Company or by Tapestry or any of its direct or indirect subsidiaries and (b) Ordinary Shares that are issued and outstanding immediately prior to the Effective Time that are held by holders who have properly exercised dissenters’ rights in accordance with, and who have complied with, Section 179 of the BVI Business Companies Act, 2004 (as amended) of the British Virgin Islands) will be converted into the right to receive $57.00 in cash, without interest, subject to any required tax withholding as provided in the Merger Agreement.
The Company’s Board of Directors has unanimously approved the Merger Agreement and the transactions contemplated thereby and, subject to certain exceptions set forth in the Merger Agreement, resolved to recommend that Capri’s shareholders adopt a resolution authorizing the Merger Agreement and the Plan of Merger (as defined in the Merger Agreement) and approving the Merger and the other transactions contemplated by the Merger Agreement (“Shareholder Approval”).
The completion of the Merger is subject to the fulfillment or waiver of certain customary mutual closing conditions, including (a) the Shareholder Approval having been obtained, (b) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of certain other regulatory approvals, and (c) the absence of any injunction or order by a court or other governmental entity of competent jurisdiction in U.S. or other specified jurisdictions preventing, enjoining, prohibiting or making illegal the consummation of the Merger. The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain customary materiality exceptions) and the other party having performed in all material respects its obligations under the Merger Agreement. Tapestry’s obligation to consummate the Merger is also conditioned upon the absence of a material adverse effect on Capri’s business prior to the Effective Time as more specifically defined in the Merger Agreement. The consummation of the Merger is not subject to any financing condition.
Additional information about the Merger Agreement is set forth in the Company's Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on August 10, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis (“MD&A”) of our Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto included as part of this interim report. This report contains statements which are, or may be deemed to be, “forward-looking statements.” Forward-looking statements are prospective in nature and are not based on historical facts, but rather on current expectations and projections of the management of Capri about future events and are therefore subject to risks and uncertainties which could cause actual results to differ materially from the future results expressed or implied by the forward-looking statements. All statements other than statements of historical facts included herein, may be forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “plans”, “believes”, “expects”, “intends”, “will”, “should”, “could”, “would”, “may”, “anticipates”, “might” or similar words or phrases, are forward-looking statements. These forward-looking statements are not guarantees of future financial performance. Such forward-looking statements involve known and unknown risks and uncertainties that could significantly affect expected results and are based on certain key assumptions, which could cause actual results to differ materially from those projected or implied in any forward-looking statements, including regarding the proposed transaction. These risks, uncertainties and other factors include changes in consumer traffic and retail trends; high consumer debt levels, recession and inflationary pressures; loss of market share and industry competition; the impact of the COVID-19 pandemic, levels of cash flow and future availability of credit, compliance with restrictive covenants under Capri’s credit agreement, Capri’s ability to integrate successfully and to achieve anticipated benefits of any acquisition and to successfully execute our growth strategies; the risk of disruptions to Capri’s businesses; risks associated with operating in international markets and our global sourcing activities, including disruptions or delays in manufacturing or shipments; the risk of cybersecurity threats and privacy of data security breaches; the negative effects of events on the market price of Capri’s ordinary shares and its operating results; significant transaction costs; unknown liabilities; the risk of litigation and/or regulatory actions related to Capri’s businesses; fluctuations in demand for Capri’s products; levels of indebtedness (including the indebtedness incurred in connection with acquisitions); the timing and scope of future share buybacks, which may be made in open market or privately negotiated transactions, and are subject to market conditions, applicable legal requirements, trading restrictions under Capri’s insider trading policy and other relevant factors, and which share repurchases may be suspended or discontinued at any time, the level of other investing activities and uses of cash; fluctuations in the capital markets; fluctuations in interest and exchange rates; the occurrence of unforeseen epidemics and pandemics, disasters or catastrophes; extreme weather conditions and natural disasters; political or economic instability in principal markets; adverse outcomes in litigation; and general, local and global economic, political, business and market conditions including acts of war and other geopolitical conflicts; the timing, receipt and terms and conditions of any required governmental and regulatory approvals for the proposed transaction that could delay or result in the termination of the proposed transaction, the occurrence of any other event, change or other circumstances that could give rise to the termination of the merger agreement entered into in connection with the proposed transaction, the possibility that Capri’s shareholders may not approve the proposed transaction, the risk that the parties to the merger agreement may not be able to satisfy the conditions to the proposed transaction in a timely manner or at all, risks related to disruption of management time from ongoing business operations due to the proposed transaction, the risk that any announcements relating to the proposed transaction could have adverse effects on the market price of Capri’s ordinary shares, the risk of any unexpected costs or expenses resulting from the proposed transaction, the risk of any litigation relating to the proposed transaction, the risk that the proposed transaction and its announcement could have an adverse effect on the ability of Capri to retain customers and retain and hire key personnel and maintain relationships with customers, suppliers, employees, shareholders and other business relationships and on its operating results and business generally, and the risk the pending proposed transaction could divert the attention of Capri’s management; as well as those risks that are outlined in Capri’s disclosure filings and materials, which you can find on http://www.capriholdings.com, such as its Form 10-K, Form 10-Q and Form 8-K reports that have been filed with the SEC. Please consult these documents for a more complete understanding of these risks and uncertainties. Any forward-looking statement in this report speaks only as of the date made and Capri disclaims any obligation to update or revise any forward-looking or other statements contained herein other than in accordance with legal and regulatory obligations.

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
Certain Factors Affecting Financial Condition and Results of Operations
Macroeconomic conditions and inflationary pressures. Global economic conditions and the related impact on levels of consumer spending worldwide impacted our business in the first quarter of Fiscal 2024, and are likely to continue to impact our business and the accessories, footwear and apparel industry overall for the foreseeable future. Inflation, rising interest rates, higher fuel and energy costs and commodity prices, reductions in net worth based on market declines and uncertainty, home prices, credit availability and consumer debt levels, concerns of a global banking crisis, political instability due to war or other geopolitical factors and other macroeconomic pressures and general uncertainty regarding the overall future economic environment have led to recession fears and created a challenging retail environment, which is expected to continue in the near term. Purchases of discretionary luxury items, such as the accessories, footwear and apparel that we produce, tend to decline when disposable income is lower or when there are recessions, inflationary pressures or other economic uncertainty which could negatively affect our financial condition and results of operations.
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

Disruptions or delays in shipping and distribution and other supply chain constraints. Any disruptions in our shipping and distribution network, including port congestion, vessel availability, container shortages and temporary factory closures, could have a negative impact on our results of operations. See Item 1A — “Risk Factors” — “We primarily use foreign manufacturing contractors and independent third-party agents to source our finished goods” and “Our business is subject to risks inherent in global sourcing activities, including disruptions or delays in manufacturing or shipments” of our Annual Report on Form 10-K for the fiscal year ended April 1, 2023 for additional discussion.
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
Unallocated Corporate Expenses
In addition to the reportable segments discussed above, we have certain corporate costs that are not directly attributable to our brands and, therefore, are not allocated to segments. Such costs primarily include certain administrative, corporate occupancy, shared service and information systems expenses, including ERP system implementation costs and Capri transformation program costs. In addition, certain other costs are not allocated to segments, including restructuring and other income (expense) and COVID-19 related expenses. The segment structure is consistent with how our chief operating decision maker plans and allocates resources, manages the business and assesses performance. The following table presents our total revenue and income from operations by segment for the three months ended July 1, 2023 and July 2, 2022 (in millions):

	Three Months Ended
	July 1, 2023	July 2, 2022
Total revenue:
Versace	$259	$275
Jimmy Choo	183	172
Michael Kors	787	913
Total revenue	$1,229	$1,360

Income from operations:
Versace	$3	$52
Jimmy Choo	16	19
Michael Kors	130	222
Total segment income from operations	149	293
Less: Corporate expenses	(71)	(60)
Restructuring and other income (expense)	2	(3)
COVID-19 related expenses	—	1
Total income from operations	$80	$231

The following table presents our global network of retail stores and wholesale doors by brand:

	As of
	July 1, 2023	July 2, 2022
Number of full price retail stores (including concessions):
Versace	161	148
Jimmy Choo	181	181
Michael Kors	504	520
	846	849

Number of outlet stores:
Versace	63	60
Jimmy Choo	56	55
Michael Kors	306	301
	425	416

Total number of retail stores	1,271	1,265

Total number of wholesale doors:
Versace	751	805
Jimmy Choo	517	461
Michael Kors	2,915	2,808
	4,183	4,074
The following table presents our retail stores by geographic location:

	As of			As of
	July 1, 2023			July 2, 2022
	Versace	Jimmy Choo	Michael Kors	Versace	Jimmy Choo	Michael Kors
Store count by region:
The Americas	42	44	314	39	45	328
EMEA	58	70	174	57	70	175
Asia	124	123	322	112	121	318
	224	237	810	208	236	821
Key Consolidated Performance Indicators and Statistics
We use a number of key indicators of operating results to evaluate our performance, including the following (dollars in millions):

	Three Months Ended
	July 1, 2023	July 2, 2022
Total revenue	$1,229	$1,360
Gross profit as a percent of total revenue	66.1%	66.3%
Income from operations	$80	$231
Income from operations as a percent of total revenue	6.5%	17.0%

Seasonality
We experience certain effects of seasonality with respect to our business. We generally experience greater sales during our third fiscal quarter, primarily driven by holiday season sales, and the lowest sales during our first fiscal quarter.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Critical accounting policies are those that are the most important to the portrayal of our results of operations and financial condition and that require our most difficult, subjective and complex judgments to make estimates about the effect of matters that are inherently uncertain. In applying such policies, we must use certain assumptions that are based on our informed judgments, assessments of probability and best estimates. Estimates, by their nature, are subjective and are based on analysis of available information, including current and historical factors and the experience and judgment of management. We evaluate our assumptions and estimates on an ongoing basis. While our significant accounting policies are detailed in Note 2 to the accompanying consolidated financial statements, our critical accounting policies are disclosed, in full, in the MD&A section of our Annual Report on Form 10-K for the fiscal year ended April 1, 2023. There have been no significant changes in our critical accounting policies and estimates since April 1, 2023.

Results of Operations
Comparison of the three months ended July 1, 2023 with the three months ended July 2, 2022
The following table details the results of our operations for the three months ended July 1, 2023 and July 2, 2022, and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Three Months Ended		$ Change	% Change	% of Total Revenue for the Three Months Ended
	July 1, 2023	July 2, 2022			July 1, 2023	July 2, 2022
Statements of Operations Data:
Total revenue	$1,229	$1,360	$(131)	(9.6)%
Cost of goods sold	417	459	(42)	(9.2)%	33.9%	33.8%
Gross profit	812	901	(89)	(9.9)%	66.1%	66.3%
Selling, general and administrative expenses	689	622	67	10.8%	56.1%	45.7%
Depreciation and amortization	45	45	—	—%	3.7%	3.3%
Restructuring and other (income) expense	(2)	3	(5)	NM	(0.2)%	0.2%
Total operating expenses	732	670	62	9.3%	59.6%	49.3%
Income from operations	80	231	(151)	(65.4)%	6.5%	17.0%
Other expense, net	1	—	1	NM	0.1%	—%
Interest expense (income), net	8	(4)	12	NM	0.7%	(0.3)%
Foreign currency loss	21	4	17	NM	1.7%	0.3%
Income before income taxes	50	231	(181)	(78.4)%	4.1%	17.0%
Provision for income taxes	2	28	(26)	(92.9)%	0.2%	2.1%
Net income	48	203	(155)	(76.4)%
Less: Net income attributable to noncontrolling interest	—	2	(2)	NM
Net income attributable to Capri	$48	$201	$(153)	(76.1)%

NM Not meaningful
Total Revenue
Total revenue decreased $131 million, or 9.6%, to $1.229 billion for the three months ended July 1, 2023, compared to $1.360 billion for the three months ended July 2, 2022, which included net unfavorable foreign currency effects of approximately $5 million primarily as a result of the strengthening of the United States dollar compared to the Chinese Renminbi and Japanese Yen partially offset by weakening of the United States Dollar against the Euro for the three months ended July 1, 2023. On a constant currency basis, our total revenue decreased $126 million, or 9.3%. primarily attributable to lower revenues in the Americas, partially offset by increased revenues in Greater China for each of our brands.

	Three Months Ended			% Change
(in millions)	July 1, 2023	July 2, 2022	$ Change	As Reported	Constant Currency
Versace	$259	$275	$(16)	(5.8)%	(5.8)%
Jimmy Choo	183	172	11	6.4%	7.0%
Michael Kors	787	913	(126)	(13.8)%	(13.4)%
Total revenue	$1,229	$1,360	$(131)	(9.6)%	(9.3)%
•Versace revenues decreased $16 million, or 5.8%, to $259 million for the three months ended July 1, 2023, compared to $275 million for the three months ended July 2, 2022 primarily attributable to lower revenues in the Americas, partially offset by increased revenues in EMEA and Greater China. The foreign currency effect on revenue was minimal for the three months ended July 1, 2023.
•Jimmy Choo revenues increased $11 million, or 6.4%, to $183 million for the three months ended July 1, 2023, compared to $172 million for the three months ended July 2, 2022, which included unfavorable foreign currency effects of $1 million. On a constant currency basis, revenue increased $12 million, or 7.0%, primarily attributable to increased revenue in EMEA and Greater China, partially offset by lower revenues in the Americas.
•Michael Kors revenue decreased $126 million, or 13.8%, to $787 million for the three months ended July 1, 2023, compared to $913 million for the three months ended July 2, 2022, which included unfavorable foreign currency effects of $4 million. On a constant currency basis, revenue decreased $122 million, or 13.4%, primarily due to lower revenues in the Americas and EMEA, partially offset by increased revenues in Greater China.
Gross Profit
Gross profit decreased $89 million, or 9.9%, to $812 million for the three months ended July 1, 2023, compared to $901 million for the three months ended July 2, 2022. Gross profit as a percentage of total revenue was 66.1% and 66.3% for the three months ended July 1, 2023 and July 2, 2022, respectively. Our gross profit margin decreased primarily related to a return to more normalized promotional levels supported by an improved inventory position versus the prior year offset by lower supply chain costs for the three months ended July 1, 2023, as compared to the three months ended July 2, 2022.
Total Operating Expenses
Total operating expenses increased $62 million, or 9.3%, to $732 million for the three months ended July 1, 2023, compared to $670 million for the three months ended July 2, 2022. Our operating expenses included a net favorable foreign currency impact of approximately $3 million. Total operating expenses increased to 59.6% as a percentage of total revenue for the three months ended July 1, 2023, compared to 49.3% for the three months ended July 2, 2022. The components that comprise total operating expenses are explained below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $67 million, or 10.8%, to $689 million for the three months ended July 1, 2023, compared to $622 million for the three months ended July 2, 2022. As a percentage of total revenue, selling, general and administrative expenses increased to 56.1% for the three months ended July 1, 2023, compared to 45.7% for the three months ended July 2, 2022, primarily due to increased marketing and unallocated corporate expenses and deleveraging of operating expenses on lower revenue for the three months ended July 1, 2023.
Unallocated corporate expenses, which are included within selling, general and administrative expenses discussed above, but are not directly attributable to a reportable segment, increased $11 million, or 18.3%, to $71 million for the three months ended July 1, 2023 as compared to $60 million for the three months ended July 2, 2022, primarily due to an increase in professional fees and information technology costs related to the ongoing Capri transformation projects and ERP system implementation.
Restructuring and Other (Income) Expense
We recognized restructuring and other (income) expense of $(2) million and $3 million for the three months ended July 1, 2023 and July 2, 2022, respectively. The income for the three months ended July 1, 2023 is primarily related to a gain on the sale of a long-lived corporate asset, partially offset by acquisition related Versace equity awards and severance expenses. The expense for the three months ended July 2, 2022 was primarily related to equity awards associated with the acquisition of Versace. See Note 8 to the accompanying consolidated financial statements for additional information.
Restructuring and other (income) expense is not evaluated as part of our reportable segments’ results (See Segment Information above for additional information).

Income from Operations
As a result of the foregoing, income from operations decreased $151 million, to $80 million for three months ended July 1, 2023, compared to $231 million for the three months ended July 2, 2022. Income from operations as a percentage of total revenue decreased to 6.5% for the three months ended July 1, 2023, compared to 17.0% for the three months ended July 2, 2022. See Segment Information above for a reconciliation of our segment operating income to total operating income.

	Three Months Ended
(in millions)	July 1, 2023	July 2, 2022	$ Change	% Change
Income from operations:
Versace	$3	$52	$(49)	(94.2)%
Jimmy Choo	16	19	(3)	(15.8)%
Michael Kors	130	222	(92)	(41.4)%
Total segment income from operations	$149	$293	$(144)	(49.1)%
Operating Margin:
Versace	1.2%	18.9%
Jimmy Choo	8.7%	11.0%
Michael Kors	16.5%	24.3%
•Versace recorded income from operations of $3 million for the three months ended July 1, 2023, compared to $52 million for the three months ended July 2, 2022. Operating margin decreased from 18.9% for the three months ended July 2, 2022, to 1.2% for the three months ended July 1, 2023, primarily due to increased marketing investments, particularly related to the timing of the fall fashion show which occurred in the first quarter of this fiscal year, and deleveraging of operating expenses on lower revenues.
•Jimmy Choo recorded income from operations of $16 million for the three months ended July 1, 2023, compared to $19 million for the three months ended July 2, 2022. Operating margin decreased from 11.0% for the three months ended July 2, 2022 to 8.7% for the three months ended July 1, 2023, primarily due to higher employee costs and increased marketing investments.
•Michael Kors recorded income from operations of $130 million for the three months ended July 1, 2023, compared to $222 million for the three months ended July 2, 2022. Operating margin decreased from 24.3% for the three months ended July 2, 2022, to 16.5% for the three months ended July 1, 2023, primarily due to increased marketing investments and deleveraging of operating expenses on lower revenues.
Interest Expense (Income), net
For the three months ended July 1, 2023, we recognized $8 million of interest expense compared to $4 million of interest income for the three months ended July 2, 2022. The $12 million increase in interest expense (income), net, is primarily due to higher effective interest rates and higher average borrowings on our outstanding debt, partially offset by higher interest income earned on our cash and cash equivalents (see Note 9 and Note 12 to the accompanying consolidated financial statements for additional information).
Foreign Currency Loss
For the three months ended July 1, 2023 and July 2, 2022, we recognized a net foreign currency loss of $21 million and $4 million, respectively, primarily attributable to the remeasurement of intercompany loans with certain of our subsidiaries.
Provision for Income Taxes

The provision for income taxes was $2 million for the three months ended July 1, 2023, compared to $28 million for the three months ended July 2, 2022. Our effective tax rates were 4.0% and 12.1% for the three months ended July 1, 2023 and July 2, 2022, respectively. In the current year, the decrease in our effective tax rate was primarily related to the release of a valuation allowance and a decrease in uncertain tax positions due to the settlement of an outstanding audit. See Note 15 to the accompanying consolidated financial statements for additional information regarding the effective tax rate for the first quarter of Fiscal 2024.

Our effective tax rate may fluctuate from time to time due to the effects of changes in United States federal, state and local taxes and tax rates in foreign jurisdictions. In addition, factors such as the geographic mix of earnings, enacted tax legislation and the results of various global tax strategies, may also impact our effective tax rate in future periods.
Net Income Attributable to Capri
As a result of the foregoing, our net income decreased $153 million to $48 million for the three months ended July 1, 2023, compared to $201 million for the three months ended July 2, 2022.

Liquidity and Capital Resources
Liquidity
Our primary sources of liquidity are the cash flows generated from operations, along with borrowings available under our credit facilities (see below discussion regarding “Revolving Credit Facilities”) and available cash and cash equivalents. Our primary use of this liquidity is to fund the ongoing cash requirements, including our working capital needs and capital investments in our business, debt repayments, acquisitions, returns of capital, including share repurchases and other corporate activities. We believe that the cash generated from operations, together with borrowings available under our revolving credit facilities and available cash and cash equivalents, will be sufficient to meet our working capital needs for the next 12 months and beyond, including investments made and expenses incurred in connection with our store growth plans, investments in corporate and distribution facilities, continued systems development, e-commerce and marketing initiatives. We spent $50 million on capital expenditures during the three months ended July 1, 2023.
The Capri transformation program represents a multi-year, multi-project initiative extending through Fiscal 2026 intended to improve the operating effectiveness and efficiency of our organization by creating best in class shared platforms across our brands and by expanding our digital capabilities. These initiatives cover multiple aspects of our operations including supply chain, marketing, omni-channel customer experience, e-commerce, data analytics and IT infrastructure. Through Fiscal 2026, we expect expenditures up to $220 million related to these efforts.

The Company is also in progress with a multi-year ERP implementation which includes accounting, finance and wholesale and retail inventory solutions in order to create standardized finance IT applications across our organization. This ERP implementation will continue through Fiscal 2026 and we expect expenditures up to $170 million related to these initiatives.
The following table sets forth key indicators of our liquidity and capital resources (in millions):

	As of
	July 1, 2023	April 1, 2023
Balance Sheet Data:
Cash and cash equivalents	$238	$249
Working capital	$472	$420
Total assets	$7,409	$7,295
Short-term debt	$13	$5
Long-term debt	$1,924	$1,822

	Three Months Ended
	July 1, 2023	July 2, 2022
Cash Flows Provided By (Used In):
Operating activities	$40	$137
Investing activities	$(50)	$30
Financing activities	$(3)	$(50)
Effect of exchange rate changes	$(3)	$(65)
Net (decrease) increase in cash and cash equivalents	$(16)	$52
Cash Provided by Operating Activities
Net cash provided by operating activities decreased $97 million to $40 million during the three months ended July 1, 2023, as compared to $137 million for the three months ended July 2, 2022, as a result of a decrease in our net income after non-cash adjustments and decreases in working capital requirements due to the stabilization of inventory levels compared to prior year.
Cash (Used in) Provided by Investing Activities
Net cash used in investing activities was $50 million during the three months ended July 1, 2023, as compared to net cash provided by investing activities of $30 million during the three months ended July 2, 2022. The increase in net cash used in investing activities were primarily attributable to the settlement of net investment hedges of $66 million during the three months ended July 2, 2022 partially offset by higher capital expenditures of $14 million compared to prior year.
Cash Used in Financing Activities
Net cash used in financing activities was $3 million during the three months ended July 1, 2023, as compared to $50 million during the three months ended July 2, 2022. The decrease of cash used in financing activities of $47 million was primarily attributable to a decrease in net debt borrowings of $158 million, partially offset by a $206 million decrease in cash payments to repurchase our ordinary shares compared to prior year.

Debt Facilities
The following table presents a summary of our borrowing capacity and amounts outstanding as of July 1, 2023 and April 1, 2023 (in millions):

	As of
	July 1, 2023	April 1, 2023
Senior Unsecured Revolving Credit Facility:
Revolving Credit Facility (excluding up to a $500 million accordion feature) (1)
Total availability	$1,500	$1,500
Borrowings outstanding (2)	973	874
Letter of credit outstanding	3	3
Remaining availability	$524	$623

Versace Term Loan (450 Million Euro)
Borrowings outstanding, net of debt issuance costs (3)	$490	$487

Senior Notes due 2024
Borrowings outstanding, net of debt issuance costs and discount amortization (2)	$449	$449

Other Borrowings (4)	$25	$17

Hong Kong Uncommitted Credit Facility:
Total availability (70 million Hong Kong Dollars) (5)	$9	$9
Borrowings outstanding	—	—
Remaining availability (70 million Hong Kong Dollars)	$9	$9

China Uncommitted Credit Facility:
Total availability (75 million Chinese Yuan) (5)	$10	$11
Borrowings outstanding	—	—
Total and remaining availability (75 million Chinese Yuan)	$10	$11

Japan Credit Facility:
Total availability (1.0 billion Japanese Yen)	$7	$8
Borrowings outstanding	—	—
Remaining availability (1.0 billion Japanese Yen)	$7	$8

Versace Uncommitted Credit Facilities:
Total availability (40 million Euro) (5)	$44	$43
Borrowings outstanding	—	—
Remaining availability (40 million Euro)	$44	$43

Total borrowings outstanding (1)	$1,937	$1,827
Total remaining availability	$594	$694

(1)The financial covenant in our 2022 Credit Facility requires us to comply with the quarterly maximum net leverage ratio test of 4.00 to 1.0. As of July 1, 2023 and April 1, 2023, we were in compliance with all covenants related to our agreements then in effect governing our debt. See Note 9 to the accompanying consolidated financial statements for additional information.
(2)As of July 1, 2023 and April 1, 2023, all amounts are recorded as long-term debt in our consolidated balance sheets.
(3)On December 5, 2022, Gianni Versace S.r.l., our wholly owned subsidiary, entered into a credit facility, which provides a senior unsecured term loan in an aggregate principal amount of €450 million. As of July 1, 2023 and April 1, 2023, all amounts are recorded as long-term debt in our consolidated balance sheets.

(4)The balance as of July 1, 2023 consists of $12 million related to our supplier financing program recorded within short-term debt in our consolidated balance sheets, $11 million related to the sale of certain Versace tax receivables, with $1 million and $10 million, respectively, recorded within short-term debt and long-term debt in our consolidated balance sheets and $2 million of other loans recorded as long-term debt in our consolidated balance sheets. The balance as of April 1, 2023 consists of $4 million related to our supplier finance program recorded within short-term debt in our consolidated balance sheets, $11 million related to the sale of certain Versace tax receivables, with $1 million and $10 million recorded within short-term debt and long-term debt, respectively, in our consolidated balance sheets.
(5)The balance as of July 1, 2023 and April 1, 2023 represents the total availability of the credit facility, which excludes bank guarantees.
We believe that our 2022 Credit Facility is adequately diversified with no undue concentration in any one financial institution. As of July 1, 2023, there were 17 financial institutions participating in the facility, with none maintaining a maximum commitment percentage in excess of 10%. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the 2022 Credit Facility.
See Note 9 in the accompanying financial statements and Note 11 in our Fiscal 2023 Annual Report on Form 10-K for detailed information relating to our credit facilities and debt obligations.
Share Repurchase Program
The following table presents our treasury share repurchases during the three months ended July 1, 2023 and July 2, 2022 (dollars in millions):

	Three Months Ended
	July 1, 2023	July 2, 2022
Cost of shares repurchased under share repurchase program	$100	$300
Fair value of shares withheld to cover tax obligations for vested restricted share awards	6	12
Total cost of treasury shares repurchased	$106	$312

Shares repurchased under share repurchase program	2,636,564	6,120,174
Shares withheld to cover tax withholding obligations	164,377	265,311
	2,800,941	6,385,485
On June 1, 2022, the Company announced its Board of Directors authorized a new share repurchase program (the “Fiscal 2023 Plan”) pursuant to which we may, from time to time, repurchase up to $1.0 billion of our outstanding ordinary shares within a period of two years from the effective date of the program.
On November 9, 2022, the Company announced its Board of Directors approved a new share repurchase program (the “Existing Share Repurchase Plan”) of up to $1.0 billion of our outstanding ordinary shares, providing additional capacity to return cash to shareholders over the longer term. This new two-year program replaced the Fiscal 2023 Plan. As of July 1, 2023, the remaining availability under the Existing Share Repurchase Plan was $300 million.
Share repurchases may be made in open market or privately negotiated transactions and/or pursuant to Rule 10b5-1 trading plans, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors. The program may be suspended or discontinued at any time.

Contractual Obligations and Commercial Commitments
Please refer to the “Contractual Obligations and Commercial Commitments” disclosure within the “Liquidity and Capital Resources” section of our Fiscal 2023 Form 10-K for a detailed disclosure of our other contractual obligations and commitments as of April 1, 2023.
Off-Balance Sheet Arrangements
We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. Our off-balance sheet commitments relating to our outstanding letters of credit were $33 million at July 1, 2023, including $30 million in letters of credit issued outside of the 2022 Credit Facility. In addition, as of July 1, 2023, bank guarantees of approximately $38 million were supported by our various credit facilities. We do not have any other off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.
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
Foreign Currency Exchange Risk
Forward Foreign Currency Exchange Contracts
We are exposed to risks on certain purchase commitments to foreign suppliers based on the value of our purchasing subsidiaries’ local currency relative to the currency requirement of the supplier on the date of the commitment. As such, we enter into forward foreign currency exchange contracts that generally mature in 12 months or less and are consistent with the related purchase commitments, to manage our exposure to the changes in the value of the Euro and the Canadian Dollar. These contracts are recorded at fair value in our consolidated balance sheets as either an asset or liability, and are derivative contracts to hedge cash flow risks. Certain of these contracts are designated as hedges for hedge accounting purposes, while certain of these contracts are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of the majority of these contracts at the balance sheet date are recorded in equity as a component of accumulated other comprehensive income, and upon maturity (settlement) are recorded in, or reclassified into, our cost of goods sold or operating expenses, in our consolidated statements of operations and comprehensive income as applicable to the transactions for which the forward foreign currency exchange contracts were established.
There were no forward foreign currency exchange contracts outstanding as of July 1, 2023 and as a result we were not required to perform a sensitivity analysis.
Net Investment Hedges
We are exposed to adverse foreign currency exchange rate movements related to our net investment hedges. As of July 1, 2023, we have multiple fixed to fixed cross-currency swap agreements with aggregate notional amounts of $2.5 billion to hedge our net investment in CHF denominated subsidiaries against future volatility in the exchange rates between the United States dollar and CHF. Under the terms of these contracts, we will exchange the semi-annual fixed rate payments on United States notional amounts for fixed rate payments of 0% in CHF. Based on the net investment hedges outstanding as of July 1, 2023, a 10% appreciation or devaluation of the United States dollar compared to the level of foreign currency exchange rates for currencies under contract as of July 1, 2023, would result in a net increase or decrease, respectively, of approximately $240 million in the fair value of these contracts. These contracts have maturity dates between September 2024 and June 2028.
As of July 1, 2023, we have multiple float-to-float cross-currency swap agreements with aggregate notional amounts of $1 billion to hedge our net investment in Euro denominated subsidiaries against future volatility in the exchange rates between the United States dollar and Euro. We will exchange Euro floating rate payments based on EURIBOR for the United States dollar floating rate amounts based on SOFR CME Term over the life of the agreement. The fixed rate component of semi-annual Euro payments range from 1.149% to 1.215%. Based on the net investment hedges outstanding as of July 1, 2023, a 10% appreciation or devaluation of the United States dollar compared to the level of foreign currency exchange rates for currencies under contract as of July 1, 2023, would result in a net increase or decrease, respectively, of approximately $106 million in the fair value of these contracts. These contracts have maturity dates between May 2028 and August 2030.
As of July 1, 2023, we have multiple fixed to fixed cross-currency swap agreements with aggregate notional amounts of $350 million to hedge our net investment in Euro denominated subsidiaries against future volatility in the exchange rates between the United States dollar and Euro. Under the terms of these contracts, we will exchange the semi-annual fixed rate payments on United States notional amounts for fixed rate payments of 0% in Euros. Based on the net investment hedges outstanding as of July 1, 2023, a 10% appreciation or devaluation of the United States dollar compared to the level of foreign currency exchange rates for currencies under contract as of July 1, 2023, would result in a net increase or decrease, respectively, of approximately $34 million in the fair value of these contracts. These contracts have maturity dates between January 2027 and April 2027.
As of July 1, 2023, we have multiple fixed to fixed cross-currency swap agreements with aggregate notional amounts of €1.15 billion to hedge our net investments in GBP denominated subsidiaries against future volatility in the exchange rates between the Euro and British pound. Under the terms of these contracts, we will exchange the semi-annual fixed rate payments on GBP notional amounts for fixed rate payments of 0% in Euro. Based on the net investment hedges outstanding as of July 1,

2023, a 10% appreciation or devaluation of the British pound compared to the level of foreign currency exchange rates for currencies under contract as of July 1, 2023, would result in a net increase or decrease, respectively, of approximately £87 million (approximately $111 million) in the fair value of these contracts. These contracts have maturity dates between November 2024 and November 2027.
As of July 1, 2023, we have multiple fixed to fixed cross-currency swap agreements with aggregate notional amounts of $294 million to hedge our net investments in Japanese Yen denominated subsidiaries against future volatility in the exchange rates between the United States dollar and the Japanese Yen. Under the term of these contracts, we will exchange the semi-annual fixed rate payments on United States notional amounts for fixed rate payments of 0% to 2.665% in Japanese Yen. Based on the net investment hedges outstanding as of July 1, 2023, a 10% appreciation or devaluation of the United States dollar compared to the level of foreign currency exchange rates for currencies under contract as of July 1, 2023, would result in a net increase or decrease, respectively, of approximately $37 million in the fair value of these contracts. These contracts have maturity dates between May 2027 and February 2051. In addition, certain other contracts are supported by a credit support annex (“CSA”) which provides for collateral exchange with the earliest effective date being September 2027. If the outstanding position of a contract exceeds a certain threshold governed by the aforementioned CSA’s, either party is required to post cash collateral.
Fair Value Hedges
We are exposed to transaction risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany loans which will impact earnings on a consolidated basis. To manage the exchange rate risk related to these balances, we enter into fair value forward cross-currency swap agreements to hedge its exposure in GBP denominated subsidiaries on a Euro denominated intercompany loan. As of July 1, 2023, the total notional values of outstanding fair value cross-currency swaps related to these loans were €1 billion. Based on the fair value hedges outstanding as of July 1, 2023, a 10% appreciation or devaluation of the British pound compared to the level of foreign currency exchange rates for currencies under contract as of July 1, 2023, would result in a net increase or decrease, respectively, of approximately £89 million (approximately $113 million) in the fair value of these contracts. These contracts have maturity dates between March 2025 and March 2026.
Interest Rate Risk
We are exposed to interest rate risk in relation to borrowings outstanding under our 2022 Credit Facility, our Versace Term Loan, our Hong Kong Credit Facility, our Japan Credit Facility and our Uncommitted Versace Credit Facilities. Our 2022 Credit Facility carries interest rates that are tied to the prime rate and other institutional lending rates (depending on the particular origination of borrowing), as further described in Note 9 to the accompanying consolidated financial statements. Our Versace Term Loan carries interest rates that are tied to EURIBOR. Our Hong Kong Credit Facility carries interest at a rate that is tied to the Hong Kong Interbank Offered Rate. Our China Credit Facility carries interest at a rate that is tied to the People’s Bank of China’s Benchmark lending rate. Our Japan Credit Facility carries interest at a rate posted by the Mitsubishi UFJ Financial Group. Our Uncommitted Versace Credit Facilities carries interest at a rate set by the bank on the date of borrowing that is tied to the European Central Bank. Therefore, our consolidated statements of operations and comprehensive income and cash flows are exposed to changes in those interest rates. At July 1, 2023, we had $973 million borrowings outstanding under our 2022 Credit Facility, $490 million outstanding, net of debt issuance costs, under our Versace Term Loan and no borrowings outstanding under our Uncommitted Versace Credit Facilities. At April 1, 2023, we had $874 million borrowings outstanding under our 2022 Credit Facility, $487 million, outstanding, net of debt issuance costs, under our Versace Term Loan and no borrowings outstanding under all other Credit Facilities. These balances are not indicative of future balances that may be outstanding under our revolving credit facilities that may be subject to fluctuations in interest rates. Any increases in the applicable interest rate(s) would cause an increase to the interest expense relative to any outstanding balance at that date.
Credit Risk
As of July 1, 2023, our $450 million Senior Notes, due in 2024, bear interest at a fixed rate equal to 4.250% per year, payable semi-annually. Our Senior Notes interest rate payable may be subject to adjustments from time to time if either Moody’s or S&P (or a substitute rating agency), downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the Senior Notes.
On an overall basis, our exposure to market risk has not significantly changed from what we reported in our Annual Report on Form 10-K. Macroeconomic conditions and inflationary pressures continue to present new and emerging uncertainty to the financial markets. See Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 1, 2023 for additional information.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) as of July 1, 2023. This evaluation was performed based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), the 2013 Framework. Based on this assessment, our CEO and CFO concluded that our disclosure controls and procedures as of July 1, 2023 are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
Except as discussed below, there have been no changes in our internal control over financial reporting during the three months ended July 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We are currently undertaking a major, multi-year ERP implementation to upgrade our information technology platforms and systems worldwide. The implementation is occurring in phases over several years. We have launched the finance functionality of the ERP system in certain regions starting in Fiscal 2023.
As a result of this multi-year implementation, we expect certain changes to our processes and procedures, which in turn, could result in changes to our internal control over financial reporting. While we expect this implementation to strengthen our internal control over financial reporting by automating certain manual processes and standardizing business processes and reporting across our organization, we will continue to evaluate and monitor our internal control over financial reporting as processes and procedures in the affected areas evolve. See Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 1, 2023 for additional information.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are involved in various routine legal proceedings incident to the ordinary course of our business. We believe that the outcome of all pending legal proceedings, in the aggregate, will not have a material adverse effect on our business, results of operations and financial condition.

ITEM 1A. RISK FACTORS
The following should be read in conjunction with the risk factors set forth in our Annual Report on Form 10-K for the year ended April 1, 2023.

The announcement and pendency of the proposed merger with Tapestry, Inc. could adversely affect our business, financial results and operations.
On August 10, 2023, Capri entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Tapestry, Inc., a Maryland corporation (“Tapestry”), and Sunrise Merger Sub, Inc., a British Virgin Islands business company limited by shares and a direct wholly owned subsidiary of Tapestry (“Merger Sub”).The Merger Agreement provides that, among other things and on the terms and subject to the conditions set forth therein, Tapestry will acquire Capri in an all-cash transaction by means of a merger of Merger Sub with and into Capri (the “Merger”), with Capri surviving the Merger as a wholly owned subsidiary of Tapestry. The announcement and pendency of the proposed Merger could cause disruptions in and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, vendors and employees, which could have a significant negative impact on our future revenues and results of operations, regardless of whether the Merger is completed. In particular, we could potentially lose important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the proposed transaction. In addition, management and financial resources have been diverted and will continue to be diverted towards the completion of the Merger, which could have a negative impact on our future revenues and/or results of operations.
We are also subject to restrictions, without the consent of Tapestry, on the conduct of our business prior to the consummation of the Merger as provided in the Merger Agreement, including, among other things, certain restrictions on our ability to make certain capital expenditures, make investments and acquisitions, enter into certain contracts, open store locations, sell, transfer or dispose of our assets and incur indebtedness. These restrictions could prevent us from pursuing otherwise attractive business opportunities, result in our inability to respond effectively and/or timely to competitive pressures, industry developments and future opportunities, and otherwise have a significant negative impact on our future revenues and/or results of operations.

Failure to complete the proposed Merger could adversely affect our business and the market price of our ordinary shares.
There is no assurance that the closing of the Merger will occur. Consummation of the Merger is subject to various conditions, including the approval of the Company’s shareholders, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of certain other regulatory approvals, and certain other conditions. We cannot predict with certainty whether and when any of these conditions will be satisfied. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, a change in the recommendation of the Board or a termination of the Merger Agreement by us to enter into an agreement for a superior proposal, as defined in the Merger Agreement. If the Merger is not consummated, and there are no other parties willing and able to acquire us at a price of $57 per share or higher and on other terms acceptable to us, our share price will likely decline as our shares have recently traded at prices based on the proposed per share price for the Merger. We have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, as well as the direction of management resources towards the Merger, for which we will have received little or no benefit if the closing of the Merger does not occur. A failed transaction may result in negative publicity and a negative impression of us in the investment community. If the Merger is not consummated, there can be no assurance that any other transaction acceptable to us will be offered or that our business, prospects or results of operations will not be adversely affected. Upon termination of the Merger Agreement by us or Tapestry under specified conditions, we may be required to pay a termination fee of $240 million, and in other circumstances our remedy may be limited to reimbursement of certain expenses or we may not be entitled to receive any reimbursement. The occurrence of any of these events individually or in combination could have a material adverse impact on our results of operations and our stock price.

We may be subject to litigation challenging the Merger, and an unfavorable judgment or ruling in any such lawsuits could prevent or delay the consummation of the Merger and/or result in substantial costs.
Lawsuits related to the Merger may be filed against us, Tapestry, and our respective affiliates, directors and officers. If dismissals are not obtained or a settlement is not reached, these lawsuits could prevent or delay completion of Merger and/or result in substantial costs to us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
The following table provides information of the Company’s ordinary shares repurchased or withheld during the three months ended July 1, 2023:

	Total Number of Shares	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Dollar Value of Shares That May Be Purchased Under the Programs (in millions)
April 2 - April 29	—	$—	—	$400
April 30 - May 27	—	$—	—	$400
May 28 - July 1	2,800,941	$37.86	2,636,564	$300
	2,800,941		2,636,564

ITEM 6. EXHIBITS
a. Exhibits
Please refer to the accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 10, 2023.

CAPRI HOLDINGS LIMITED

By:	/s/ John D. Idol
Name:	John D. Idol
Title:	Chairman & Chief Executive Officer

By:	/s/ Thomas J. Edwards, Jr.
Name:	Thomas J. Edwards, Jr.
Title:	Executive Vice President, Chief Financial Officer and Chief Operating Officer

INDEX TO EXHIBITS

Exhibit No.	Description

3.1
Amendment to Amended and Restated Memorandum and Articles of Association of Capri Holdings, effective May 24, 2023 (included as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2023 (File No. 001-35368), filed on May 31, 2023 and incorporated herein by reference).

10.1
Amended and Restated Employment Agreement by and among Capri Holdings Limited, Michael Kors (USA), Inc. and Thomas J. Edwards, Jr., dated as of May 30, 2023 (included as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2023 (File No. 001-35368), filed on May 31, 2023 and incorporated herein by reference).

10.2
Amended and Restated Employment Agreement by and among Capri Holdings Limited, Michael Kors (USA), Inc. and Krista A. McDonough, dated as of May 30, 2023 (included as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2023 (File No. 001-35368), filed on May 31, 2023 and incorporated herein by reference).

10.3
Amended and Restated Employment Agreement by and among Capri Holdings Limited, Michael Kors (USA), Inc. and Jenna Hendricks, dated as of May 30, 2023 (included as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2023 (File No. 001-35368), filed on May 31, 2023 and incorporated herein by reference).

10.4
Change in Control Continuity Agreement by and between Capri Holdings Limited and Thomas J. Edwards, Jr., dated as of May 30, 2023 (included as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2023 (File No. 001-35368), filed on May 31, 2023 and incorporated herein by reference).

10.5
Change in Control Continuity Agreement by and between Capri Holdings Limited and Jenna Hendricks, dated as of May 30, 2023 (included as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2023 (File No. 001-35368), filed on May 31, 2023 and incorporated herein by reference).

10.6
Change in Control Continuity Agreement by and between Capri Holdings Limited and Krista A. McDonough, dated as of May 30, 2023 (included as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2023 (File No. 001-35368), filed on May 31, 2023 and incorporated herein by reference).

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

101.1
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended July 1, 2023 formatted in Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.