Form 10-Q
period 2023-09-30
Capri Holdings Ltd
filed 2023-11-09
CIK 1530721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
As of October 31, 2023, Capri Holdings Limited had 116,220,696 ordinary shares outstanding.

Special Note on Forward-Looking Statements
This report contains statements which are, or may be deemed to be, “forward-looking statements.” Forward-looking statements are prospective in nature and are not based on historical facts, but rather on current expectations and projections of management of Capri Holdings Limited (“Capri” or the “Company”) about future events and are therefore subject to risks and uncertainties which could cause actual results to differ materially from the future results expressed or implied by the forward-looking statements. All statements other than statements of historical facts included herein, may be forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “plans”, “believes”, “expects”, “intends”, “will”, “should”, “could”, “would”, “may”, “anticipates”, “might” or similar words or phrases, are forward-looking statements. These forward-looking statements are not guarantees of future financial performance. Such forward-looking statements involve known and unknown risks and uncertainties that could significantly affect expected results and are based on certain key assumptions, which could cause actual results to differ materially from those projected or implied in any forward-looking statements, including regarding the proposed Merger. These risks, uncertainties and other factors include, but are not limited to, changes in consumer traffic and retail trends; fluctuations in demand for Capri’s products; high consumer debt levels, recession and inflationary pressures; loss of market share and industry competition; the impact of the COVID-19 pandemic, or other unforeseen epidemics, pandemics, disasters or catastrophes, levels of cash flow and future availability of credit, Capri’s ability to successfully execute its growth strategies; risks associated with operating in international markets and global sourcing activities, including disruptions or delays in manufacturing or shipments; the risk of cybersecurity threats and privacy of data security breaches; extreme weather conditions and natural disasters; general economic, political, business or market conditions; acts of war and other geopolitical conflicts; the timing, receipt and terms and conditions of any required governmental and regulatory approvals for the proposed merger with a wholly-owned subsidiary Tapestry, Inc. (the “Merger”) that could delay or result in the termination of the proposed Merger, the occurrence of any other event, change or other circumstances that could give rise to the termination of the merger agreement entered into in connection with the proposed Merger, the risk that the parties to the merger agreement may not be able to satisfy the conditions to the proposed Merger in a timely manner or at all, risks related to disruption of management time from ongoing business operations due to the proposed Merger, the risk that any announcements relating to the proposed Merger could have adverse effects on the market price of Capri’s ordinary shares, the risk of any unexpected costs or expenses resulting from the proposed Merger, the risk of any litigation relating to the proposed Merger, the risk that the proposed Merger and its announcement could have an adverse effect on the ability of Capri to retain customers and retain and hire key personnel and maintain relationships with customers, suppliers, employees, shareholders and other business relationships and on its operating results and business generally, as well as those risks that are outlined in Capri’s disclosure filings and materials, which you can find on http://www.capriholdings.com, such as its Form 10-K, Form 10-Q and Form 8-K reports that have been filed with the SEC. Please consult these documents for a more complete understanding of these risks and uncertainties. Any forward-looking statement in this report speaks only as of the date made and Capri disclaims any obligation to update or revise any forward-looking or other statements contained herein other than in accordance with legal and regulatory obligations.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30, 2023	April 1, 2023
Assets
Current assets
Cash and cash equivalents	$238	$249
Receivables, net	383	369
Inventories, net	1,099	1,057
Prepaid expenses and other current assets	270	195
Total current assets	1,990	1,870
Property and equipment, net	542	552
Operating lease right-of-use assets	1,307	1,330
Intangible assets, net	1,676	1,728
Goodwill	1,268	1,293
Deferred tax assets	308	296
Other assets	255	226
Total assets	$7,346	$7,295
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$355	$475
Accrued payroll and payroll related expenses	95	154
Accrued income taxes	82	73
Short-term operating lease liabilities	406	429
Short-term debt	15	5
Accrued expenses and other current liabilities	291	314
Total current liabilities	1,244	1,450
Long-term operating lease liabilities	1,291	1,348
Deferred tax liabilities	508	508
Long-term debt	2,079	1,822
Other long-term liabilities	312	318
Total liabilities	5,434	5,446
Commitments and contingencies
Shareholders’ equity
Ordinary shares, no par value; 650,000,000 shares authorized; 225,768,777 shares issued and 116,140,358 outstanding at September 30, 2023; 224,166,250 shares issued and 117,347,045 outstanding at April 1, 2023	—	—
Treasury shares, at cost (109,628,419 shares at September 30, 2023 and 106,819,205 shares at April 1, 2023)	(5,457)	(5,351)
Additional paid-in capital	1,392	1,344
Accumulated other comprehensive income	130	147
Retained earnings	5,846	5,708
Total shareholders’ equity of Capri	1,911	1,848
Noncontrolling interest	1	1
Total shareholders’ equity	1,912	1,849
Total liabilities and shareholders’ equity	$7,346	$7,295

See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Total revenue	$1,291	$1,412	$2,520	$2,772
Cost of goods sold	459	461	876	920
Gross profit	832	951	1,644	1,852
Selling, general and administrative expenses	664	642	1,353	1,264
Depreciation and amortization	48	43	93	88
Impairment of assets	20	11	20	11
Restructuring and other expense (income)	—	3	(2)	6
Total operating expenses	732	699	1,464	1,369
Income from operations	100	252	180	483
Other income, net	(1)	(1)	—	(1)
Interest expense, net	3	5	11	1
Foreign currency (gain) loss	(3)	(11)	18	(7)
Income before income taxes	101	259	151	490
Provision for income taxes	11	35	13	63
Net income	90	224	138	427
Less: Net income attributable to noncontrolling interest	—	—	—	2
Net income attributable to Capri	$90	$224	$138	$425

Weighted average ordinary shares outstanding:
Basic	116,674,030	136,037,449	117,052,986	138,975,518
Diluted	117,563,573	137,051,575	117,923,103	140,392,780
Net income per ordinary share attributable to Capri:
Basic	$0.77	$1.64	$1.18	$3.06
Diluted	$0.77	$1.63	$1.17	$3.03

Statements of Comprehensive Income:
Net income	$90	$224	$138	$427
Foreign currency translation adjustments	(6)	(125)	(13)	(232)
Net (loss) gain on derivatives	(1)	1	(4)	3
Comprehensive income	83	100	121	198
Less: Net income attributable to noncontrolling interest	—	—	—	2
Comprehensive income attributable to Capri	$83	$100	$121	$196

See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except share data which is in thousands)
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Income	Retained Earnings	Total Equity of Capri	Non-controlling Interest	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at July 1, 2023	225,684	$—	$1,375	(109,620)	$(5,457)	$137	$5,756	$1,811	$1	$1,812
Net income	—	—	—	—	—	—	90	90	—	90
Other comprehensive loss	—	—	—	—	—	(7)	—	(7)	—	(7)
Total comprehensive income	—	—	—	—	—	—	—	83	—	83
Vesting of restricted awards, net of forfeitures	84	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	17	—	—	—	—	17	—	17
Repurchase of ordinary shares	—	—	—	(8)	—	—	—	—	—	—
Balance at September 30, 2023	225,768	$—	$1,392	(109,628)	$(5,457)	$130	$5,846	$1,911	$1	$1,912

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Income	Retained Earnings	Total Equity of Capri	Non-controlling Interest	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at April 1, 2023	224,166	$—	$1,344	(106,819)	$(5,351)	$147	$5,708	$1,848	$1	$1,849
Net income	—	—	—	—	—	—	138	138	—	138
Other comprehensive loss	—	—	—	—	—	(17)	—	(17)	—	(17)
Total comprehensive income	—	—	—	—	—	—	—	121	—	121
Vesting of restricted awards, net of forfeitures	1,588	—	—	—	—	—	—	—	—	—
Exercise of employee share options	14	—	1	—	—	—	—	1	—	1
Share-based compensation expense	—	—	47	—	—	—	—	47	—	47
Repurchase of ordinary shares	—	—	—	(2,809)	(106)	—	—	(106)	—	(106)
Balance at September 30, 2023	225,768	$—	$1,392	(109,628)	$(5,457)	$130	$5,846	$1,911	$1	$1,912

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

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	September 30, 2023	October 1, 2022
Cash flows from operating activities
Net income	$138	$427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93	88
Share-based compensation expense	47	44
Deferred income taxes	(4)	(1)
Impairment of assets	20	11
Changes to lease related balances, net	(59)	(54)
Foreign currency loss	16	11
Other non-cash adjustments	8	3
Change in assets and liabilities:
Receivables, net	(23)	(38)
Inventories, net	(70)	(170)
Prepaid expenses and other current assets	(80)	(66)
Accounts payable	(112)	(151)
Accrued expenses and other current liabilities	(57)	(33)
Other long-term assets and liabilities	(14)	(32)
Net cash (used in) provided by operating activities	(97)	39
Cash flows from investing activities
Capital expenditures	(90)	(86)
Settlement of net investment hedges	—	409
Net cash (used in) provided by investing activities	(90)	323
Cash flows from financing activities
Debt borrowings	1,102	2,797
Debt repayments	(799)	(2,345)
Debt issuance costs	—	(4)
Repurchase of ordinary shares	(106)	(663)
Exercise of employee share options	1	6
Net cash provided by (used in) financing activities	198	(209)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(23)	(106)
Net (decrease) increase in cash, cash equivalents and restricted cash	(12)	47
Beginning of period	256	172
End of period	$244	$219
Supplemental disclosures of cash flow information
Cash paid for interest	$48	$28
Net cash paid for income taxes	$65	$80
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$26	$43
See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Business and Basis of Presentation
Capri Holdings Limited (“Capri”, and together with its subsidiaries, the “Company”) was incorporated in the British Virgin Islands on December 13, 2002. The Company is a holding company that owns brands that are leading designers, marketers, distributors and retailers of branded women’s and men’s accessories, footwear and ready-to-wear bearing the Versace, Jimmy Choo and Michael Kors tradenames and related trademarks and logos. The Company operates in three reportable segments: Versace, Jimmy Choo and Michael Kors. See Note 17 for additional information.
The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned or controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The interim consolidated financial statements as of September 30, 2023 and for the three and six months ended September 30, 2023 and October 1, 2022 are unaudited. The Company consolidates the results of its Versace business on a one-month lag, as consistent with prior periods. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with U.S. GAAP. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended April 1, 2023, as filed with the Securities and Exchange Commission on May 31, 2023, in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full fiscal year.
The Company utilizes a 52- to 53-week fiscal year and the term “Fiscal Year” or “Fiscal” refers to that 52- or 53-week period. The results for the three and six months ended September 30, 2023 and October 1, 2022 are based on 13-week and 26-week periods, respectively. The Company’s Fiscal Year 2024 is a 52-week period ending March 30, 2024.
2. Merger Agreement
On August 10, 2023, Capri entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Tapestry, Inc., a Maryland corporation (“Tapestry”), and Sunrise Merger Sub, Inc., a British Virgin Islands business company limited by shares and a direct wholly owned subsidiary of Tapestry (“Merger Sub”).
The Merger Agreement provides that, among other things and on the terms and subject to the conditions set forth therein, Tapestry will acquire Capri in an all-cash transaction by means of a merger of Merger Sub with and into Capri (the “Merger”), with Capri surviving the Merger as a wholly owned subsidiary of Tapestry. For additional information related to the Merger Agreement, please refer to Capri’s Definitive Proxy Statement on Schedule 14A filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 20, 2023, as well as the supplemental disclosures contained in Capri’s Current Report on Form 8-K filed with the SEC on October 17, 2023.
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
Cash, Cash Equivalents and Restricted Cash
All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Included in the Company’s cash and cash equivalents as of September 30, 2023 and April 1, 2023 are credit card receivables of $29 million and $22 million, respectively, which generally settle within two to three business days.
A reconciliation of cash, cash equivalents and restricted cash as of September 30, 2023 and April 1, 2023 from the consolidated balance sheets to the consolidated statements of cash flows is as follows (in millions):

	September 30, 2023	April 1, 2023
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$238	$249
Restricted cash included within prepaid expenses and other current assets	6	7
Total cash, cash equivalents and restricted cash shown on the consolidated statements of cash flows	$244	$256
Inventories, net
Inventories primarily consist of finished goods with the exception of raw materials and work in process inventory. The combined total of raw materials and work in process inventory, net, recorded on the Company’s consolidated balance sheets was $47 million as of both September 30, 2023 and April 1, 2023.
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
Net Investment Hedges
The Company also uses cross-currency swap agreements to hedge its net investments in foreign operations against future volatility in the exchange rates between different currencies. The Company has elected the spot method of designating these contracts under Accounting Standards Update (“ASU”) 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”, and has designated these contracts as net investment hedges. The net gain or loss on the net investment hedge is reported within foreign currency translation adjustments (“CTA”), as a component of accumulated other comprehensive income on the Company’s consolidated balance sheets. Interest accruals and coupon payments are recognized directly in interest expense, net in the Company’s consolidated statements of operations and comprehensive income. Upon discontinuation of a hedge, all previously recognized amounts remain in CTA until the net investment is sold, diluted or liquidated.
Fair Value Hedges
When a cross-currency swap is designated as a fair value hedge and qualifies as highly effective, the fair value hedge will be recorded at fair value each period on the Company’s consolidated balance sheets, with the difference resulting from the changes in the spot rate recognized in foreign currency (gain) loss on the Company’s consolidated statements of operations and comprehensive income, which will offset the related foreign currency impact of the underlying transaction being hedged.
Leases

The Company leases retail stores, office space and warehouse space under operating lease agreements that expire at various dates through September 2043. The Company’s leases generally have terms of up to 10 years, generally require a fixed annual rent and may require the payment of additional rent if store sales exceed a negotiated amount. Although most of the Company’s equipment is owned, the Company has limited equipment leases that expire on various dates through October 2027. The Company acts as sublessor in certain leasing arrangements, primarily related to closed stores from previous restructuring activities. Fixed sublease payments received are recognized on a straight-line basis over the sublease term. The Company determines the sublease term based on the date it provides possession to the subtenant through the expiration date of the sublease.

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

The following table presents the Company’s supplemental cash flow information related to leases (in millions):

	Six Months Ended
	September 30, 2023	October 1, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$261	$248
During the three and six months ended September 30, 2023, the Company recorded sublease income of $2 million and $4 million, respectively, within selling, general and administrative expenses. During the three and six months ended October 1, 2022, the Company recorded sublease income of $3 million and $5 million, respectively, within selling, general and administrative expenses.
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
The components of the calculation of basic net income per ordinary share and diluted net income per ordinary share are as follows (in millions, except share and per share data):

	Three Months Ended		Six Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Numerator:
Net income attributable to Capri	$90	$224	$138	$425
Denominator:
Basic weighted average shares	116,674,030	136,037,449	117,052,986	138,975,518
Weighted average dilutive share equivalents:
Share options and restricted shares/units, and performance restricted share units	889,543	1,014,126	870,117	1,417,262
Diluted weighted average shares	117,563,573	137,051,575	117,923,103	140,392,780

Basic net income per share (1)	$0.77	$1.64	$1.18	$3.06
Diluted net income per share (1)	$0.77	$1.63	$1.17	$3.03

(1)Basic and diluted net income per share are calculated using unrounded numbers.
During the three and six months ended September 30, 2023, share equivalents of 441,685 and 364,628 shares, respectively, have been excluded from the above calculations due to their anti-dilutive effect. Share equivalents of 794,933 and 726,136 shares have been excluded from the above calculations for the three and six months ended October 1, 2022, respectively, due to their anti-dilutive effect.
See Note 2 in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2023 for a complete disclosure of the Company’s significant accounting policies.

Recently Adopted Accounting Pronouncements
Supplier Finance Programs
In September 2022, the FASB issued ASU 2022-04, “Disclosure of Supplier Finance Program Obligations” which makes a number of changes. The amendments require a buyer in a supplier finance program to disclose sufficient information about the program to allow users of the financial statements to understand the program’s nature, activity during the period, changes from period to period and potential magnitude. The amendments in this update do not affect the recognition, measurement or financial statement presentation of obligations covered by supplier finance programs. The Company adopted the update in the first quarter of Fiscal 2024 on a retrospective basis, except for the requirement to disclose rollforward information, which will be effective for the Company in the first quarter of Fiscal 2025 on a prospective basis. See Note 10 for the Company’s disclosures relating to this update.
Recently Issued Accounting Pronouncements
The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on the Company’s results of operations, financial condition or cash flows based on current information.
4. Revenue Recognition
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
The Company sells its products through three primary channels of distribution: retail, wholesale and licensing. Within the retail and wholesale channels, substantially all of the Company’s revenues consist of sales of products that represent a single performance obligation where control transfers at a point in time to the customer. For licensing arrangements, royalty and advertising revenue is recognized over time based on access provided to the Company’s trademarks.
Retail
The Company generates sales through directly operated stores and e-commerce sites throughout the Americas (United States, Canada and Latin America), certain parts of EMEA (Europe, Middle East and Africa) and certain parts of Asia (Asia and Oceania).
Gift Cards. The Company sells gift cards that can be redeemed for merchandise, resulting in a contract liability upon issuance. Revenue is recognized when the gift card is redeemed or upon “breakage” for the estimated portion of gift cards that are not expected to be redeemed. “Breakage” revenue is calculated under the proportional redemption methodology, which considers the historical pattern of redemption in jurisdictions where the Company is not required to remit the value of the unredeemed gift cards as unclaimed property. The contract liability related to gift cards, net of estimated “breakage” of $14 million as of September 30, 2023 and April 1, 2023, is included within accrued expenses and other current liabilities in the Company’s consolidated balance sheet.
Loyalty Program. The Company offers a loyalty program, which allows its Michael Kors North America customers to earn points on qualifying purchases toward monetary and non-monetary rewards, which may be redeemed for purchases at Michael Kors retail stores and e-commerce sites. The Company defers a portion of the initial sales transaction based on the estimated relative fair value of the benefits based on projected timing of future redemptions and historical activity. These amounts include estimated “breakage” for points that are not expected to be redeemed.
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
As of September 30, 2023, contractually guaranteed minimum fees from the Company’s license agreements expected to be recognized as revenue during future periods were as follows (in millions):

Contractually Guaranteed Minimum Fees
Remainder of Fiscal 2024	$17
Fiscal 2025	33
Fiscal 2026	30
Fiscal 2027	26
Fiscal 2028	18
Fiscal 2029 and thereafter	30
Total	$154
Sales Returns
The refund liability recorded as of September 30, 2023 was $48 million, and the related asset for the right to recover returned product as of September 30, 2023 was $15 million. The refund liability recorded as of April 1, 2023 was $54 million, and the related asset for the right to recover returned product as of April 1, 2023 was $17 million.
Contract Balances
Total contract liabilities were $26 million and $36 million as of September 30, 2023 and April 1, 2023, respectively. For the three and six months ended September 30, 2023, the Company recognized $2 million and $7 million, respectively, in revenue which related to contract liabilities that existed at April 1, 2023. For the three and six months ended October 1, 2022, the Company recognized $3 million and $8 million, respectively, in revenue which related to contract liabilities that existed at April 2, 2022. There were no material contract assets recorded as of September 30, 2023 and April 1, 2023.
There were no changes in historical variable consideration estimates that were materially different from actual results.

Disaggregation of Revenue
The following table presents the Company’s segment revenue disaggregated by geographic location (in millions):

	Three Months Ended		Six Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Versace revenue - the Americas	$96	$120	$178	$235
Versace revenue - EMEA	125	130	241	237
Versace revenue - Asia	59	58	120	111
Total Versace	280	308	539	583

Jimmy Choo revenue - the Americas	38	43	87	97
Jimmy Choo revenue - EMEA	57	57	138	123
Jimmy Choo revenue - Asia	37	42	90	94
Total Jimmy Choo	132	142	315	314

Michael Kors revenue - the Americas	556	643	1,057	1,268
Michael Kors revenue - EMEA	219	213	394	404
Michael Kors revenue - Asia	104	106	215	203
Total Michael Kors	879	962	1,666	1,875

Total revenue - the Americas	690	806	1,322	1,600
Total revenue - EMEA	401	400	773	764
Total revenue - Asia	200	206	425	408
Total revenue	$1,291	$1,412	$2,520	$2,772
See Note 3 in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2023 for a complete disclosure of the Company’s revenue recognition policy.
5. Receivables, net
Receivables, net, consist of (in millions):

	September 30, 2023	April 1, 2023
Trade receivables (1)	$408	$412
Receivables due from licensees	22	14
	430	426
Less: allowances	(47)	(57)
Total receivables, net	$383	$369

(1)As of September 30, 2023 and April 1, 2023, $93 million and $96 million, respectively, of trade receivables were insured.
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
The Company’s allowance for credit losses is determined through analysis of periodic aging of receivables and assessments of collectibility based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers and the impact of general economic conditions. The past due status of a receivable is based on its contractual terms. Amounts deemed uncollectible are written off against the allowance when it is probable the amounts will not be recovered. Allowance for credit losses was $10 million and $8 million as of September 30, 2023 and April 1, 2023, respectively. The Company had credit losses of $1 million and $2 million for the three and six months ended September 30, 2023, and the three and six months ended October 1, 2022, respectively.

6. Property and Equipment, net
Property and equipment, net, consists of (in millions):

	September 30, 2023	April 1, 2023
Leasehold improvements	$531	$577
Computer equipment and software	319	237
Furniture and fixtures	197	216
Equipment	125	106
Building	48	48
In-store shops	45	44
Land	18	18
Total property and equipment, gross	1,283	1,246
Less: accumulated depreciation and amortization	(793)	(784)
Subtotal	490	462
Construction-in-progress	52	90
Total property and equipment, net	$542	$552
Depreciation and amortization of property and equipment for the three and six months ended September 30, 2023 was $37 million and $71 million, respectively. Depreciation and amortization of property and equipment was $31 million and $65 million for the three and six months ended October 1, 2022, respectively. During the three and six months ended September 30, 2023, the Company recorded $6 million in property and equipment impairment charges. During the three and six months ended October 1, 2022, the Company recorded $2 million in property and equipment impairment charges.
7. Intangible Assets and Goodwill

The following table details the carrying values of the Company’s intangible assets and goodwill (in millions):

	September 30, 2023	April 1, 2023
Definite-lived intangible assets:
Reacquired rights	$400	$400
Trademarks	23	23
Customer relationships (1)	390	397
Gross definite-lived intangible assets	813	820
Less: accumulated amortization	(288)	(268)
Net definite-lived intangible assets	525	552

Indefinite-lived intangible assets:
Jimmy Choo brand (2)	274	277
Versace brand (1)	877	899
Net indefinite-lived intangible assets	1,151	1,176

Total intangible assets, excluding goodwill	$1,676	$1,728

Goodwill (3)	$1,268	$1,293

(1)The change in the carrying value since April 1, 2023 reflects the impact of foreign currency translation.
(2)Includes accumulated impairment of $273 million as of September 30, 2023 and April 1, 2023. The change in the carrying value since April 1, 2023 reflects the impact of foreign currency translation.
(3)Includes accumulated impairment of $347 million related to the Jimmy Choo reporting units as of September 30, 2023 and April 1, 2023. The change in the carrying value since April 1, 2023 reflects the impact of foreign currency translation.

Amortization expense for the Company’s definite-lived intangible assets for the three and six months ended September 30, 2023 was $11 million and $22 million, respectively. Amortization expense for the Company’s definite-lived intangible asset for the three and six months ended October 1, 2022 was $12 million and $23 million, respectively.
8. Current Assets and Current Liabilities
Prepaid expenses and other current assets consist of the following (in millions):

	September 30, 2023	April 1, 2023
Prepaid taxes	$145	$105
Interest receivable related to hedges	41	10
Prepaid contracts	25	22
Prepaid insurance	8	2
Other accounts receivables	5	10
Other	46	46
Total prepaid expenses and other current assets	$270	$195

Accrued expenses and other current liabilities consist of the following (in millions):

	September 30, 2023	April 1, 2023
Return liabilities	$48	$54
Other taxes payable	29	32
Accrued capital expenditures	26	33
Accrued advertising and marketing	26	26
Accrued interest	17	16
Accrued rent (1)	17	18
Professional services	17	14
Gift cards and retail store credits	14	14
Accrued purchases and samples	12	8
Accrued litigation	11	12
Advance royalties	7	18
Other	67	69
Total accrued expenses and other current liabilities	$291	$314

(1)The accrued rent balance relates to variable lease payments.
9. Restructuring and Other Expense (Income)
During the three months ended September 30, 2023, the Company recorded income due to gains on termination of leases fully offset by expenses primarily related to equity awards associated with the acquisition of Versace, which resulted in no net restructuring and other (income) expense. During the six months ended September 30, 2023, the Company recorded other income of $2 million, primarily related to a $10 million gain on the sale of a long-lived corporate asset, partially offset by expenses related to equity awards associated with the acquisition of Versace.
During the three and six months ended October 1, 2022, the Company recorded expenses of $3 million and $6 million, respectively, primarily related to equity awards associated with the acquisition of Versace.

10. Debt Obligations
The following table presents the Company’s debt obligations (in millions):

	September 30, 2023	April 1, 2023
Revolving Credit Facilities	$1,143	$874
Versace Term Loan	476	488
Senior Notes due 2024	450	450
Other	27	17
Total debt	2,096	1,829
Less: Unamortized debt issuance costs	2	2
Total carrying value of debt	2,094	1,827
Less: Short-term debt	15	5
Total long-term debt	$2,079	$1,822
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
The 2022 Credit Facility provides for an annual administration fee and a commitment fee equal to 7.5 basis points to 17.5 basis points per annum, which was 15.0 basis points as of September 30, 2023. The fees are based on the Company’s public debt ratings and/or net leverage ratio, applied to the average daily unused amount of the 2022 Credit Facility.
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
As of September 30, 2023 and April 1, 2023, the Company had $1.143 billion and $874 million of borrowings outstanding under the 2022 Revolving Credit Facility, respectively. In addition, stand-by letters of credit of $3 million were outstanding as of September 30, 2023 and April 1, 2023, respectively. As of September 30, 2023 and April 1, 2023, the amount available for future borrowings under the 2022 Revolving Credit Facility was $354 million and $623 million, respectively. The Company had $5 million and $6 million of deferred financing fees related to Revolving Credit Facilities for September 30, 2023 and April 1, 2023, respectively, and are recorded within other assets in the Company’s consolidated balance sheets.
As of September 30, 2023, and the date these financial statements were issued, the Company was in compliance with all covenants related to the 2022 Credit Facility.
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
As of September 30, 2023 and April 1, 2023, the carrying value of the Versace Term Loan was $475 million and $487 million, respectively, net of $1 million of deferred financing fees for both September 30, 2023 and April 1, 2023, which were recorded within long-term debt in the Company’s consolidated balance sheets.
As of September 30, 2023, and the date these financial statements were issued, the Company was in compliance with all covenants related to the Versace Term Loan.
Senior Notes
On October 20, 2017, Michael Kors (USA), Inc. (the “Issuer”), the Company’s wholly owned subsidiary, completed its offering of $450 million aggregate principal amount senior notes due November 1, 2024 (the “Senior Notes”), pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Senior Notes were issued under an indenture dated October 20, 2017, among the Issuer, the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (the “Indenture”).

As of September 30, 2023, the Senior Notes bear interest at a rate of 4.250% per year, subject to adjustments from time to time if either Moody’s or S&P (or a substitute rating agency therefore) downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the Senior Notes. Interest on the Senior Notes is payable semi-annually on May 1 and November 1 of each year, beginning on May 1, 2018.
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
As of both September 30, 2023 and April 1, 2023, the carrying value of the Senior Notes was $449 million, net of issuance costs and unamortized discount of $1 million, which were recorded within long-term debt in the Company’s consolidated balance sheets.
Versace Facilities
During Fiscal 2022, the Company's subsidiary, Versace, entered into an agreement with Banco BPM Banking Group (“the Bank”) to sell certain tax receivables to the Bank in exchange for cash. The arrangement was determined to be a financing arrangement as the de-recognition criteria for the receivables was not met at the time of the cash receipt from the Bank. As of September 30, 2023 and April 1, 2023, the outstanding balance was $11 million, with $1 million and $10 million recorded within short-term debt and long-term debt in the Company’s consolidated balance sheets, respectively.
Supplier Financing Program
The Company offers a supplier financing program which enables the Company’s inventory suppliers, at their sole discretion, to sell their receivables (i.e., the Company’s payment obligations to suppliers) to a financial institution on a non-recourse basis in order to be paid earlier than current payment terms provide. The Company’s obligations, including the amount due and scheduled payment dates, which generally do not exceed 90 days, are not impacted by a suppliers’ decision to participate in this program. The Company does not reimburse suppliers for any costs they incur to participate in the program and their participation is voluntary. The amount outstanding under this program as of September 30, 2023 and April 1, 2023 was $14 million and $4 million, respectively, and is presented as short-term debt in the Company’s consolidated balance sheets.
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

At September 30, 2023 and April 1, 2023, the fair values of the Company’s derivative contracts were determined using broker quotations, which were calculations derived from observable market information: the applicable currency rates at the balance sheet date and those forward rates particular to the contract at inception. The Company makes no adjustments to these broker obtained quotes or prices, but assesses the credit risk of the counterparty and would adjust the provided valuations for counterparty credit risk when appropriate. The fair values of the forward contracts are included in prepaid expenses and other current assets, and in accrued expenses and other current liabilities in the consolidated balance sheets, depending on whether they represent assets or liabilities to the Company. The fair value of net investment hedges is included in prepaid expenses and other current assets, other assets, and in other long-term liabilities in the consolidated balance sheets, depending on whether they represent assets or liabilities of the Company. See Note 13 for further detail.
All contracts are measured and recorded at fair value on a recurring basis and are categorized in Level 2 of the fair value hierarchy, as shown in the following table (in millions):

	Fair value at September 30, 2023 using:			Fair value at April 1, 2023 using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets:
Net investment hedges	$—	$40	$—	$—	$1	$—
Fair value hedges	—	5	—	—	—	—
Total derivative assets	$—	$45	$—	$—	$1	$—

Derivative liabilities:
Net investment hedges	$—	$49	$—	$—	$36	$—
Fair value hedges	—	—	—	—	3	—
Total derivative liabilities	$—	$49	$—	$—	$39	$—
The Company’s long-term debt obligations are recorded in its consolidated balance sheets at carrying values, which may differ from the related fair values. The fair value of the Company’s long-term debt is estimated using external pricing data, including any available quoted market prices and based on other debt instruments with similar characteristics. Borrowings under revolving credit agreements, if outstanding, are recorded at carrying value, which approximates fair value due to the frequent nature of such borrowings and repayments. See Note 10 for detailed information related to carrying values of the Company’s outstanding debt. The following table summarizes the carrying values and estimated fair values of the Company’s long-term debt, based on Level 2 measurements (in millions):

	September 30, 2023		April 1, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Revolving Credit Facilities	$1,143	$1,143	$874	$874
Versace Term Loan	$475	$477	$487	$481
Senior Notes due 2024	$449	$441	$449	$435
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
The Company recorded $20 million of impairment charges during the three and six months ended September 30, 2023. The Company recorded $11 million of impairment charges during the three and six months ended October 1, 2022. The following table details the carrying values and fair values of the Company’s assets that have been impaired during the three and six months ended September 30, 2023 and the three and six months ended October 1, 2022 (in millions):

	Three and Six Months Ended September 30, 2023			Three and Six Months Ended October 1, 2022
	Carrying Value Prior to Impairment	Fair Value	Impairment Charge	Carrying Value Prior to Impairment	Fair Value	Impairment Charge
Operating Lease Right-of-Use Assets	$24	$10	$14	$25	$16	$9
Property and Equipment	7	1	6	3	1	2
Total	$31	$11	$20	$28	$17	$11

13. Derivative Financial Instruments
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
During the first quarter of Fiscal 2024, the Company entered into a fixed-to-fixed cross-currency swap agreement with an aggregate notional amount of €150 million to hedge its net investment in British Pound (“GBP”) denominated subsidiaries (the “GBP/EUR Net Investment Hedges”). As of September 30, 2023, the Company had multiple fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of €1.15 billion to hedge its net investment in GBP denominated subsidiaries. Under the terms of these contracts, the Company will exchange the semi-annual fixed rate payments on GBP notional amounts for fixed rate payments of 0.0% in Euro. These contracts have maturity dates between November 2024 and November 2027 and are designated as net investment hedges.
As of September 30, 2023, the Company had Japanese Yen net investment hedges with aggregate notional amounts of $294 million. Under the terms of these contracts, the Company will exchange the semi-annual fixed rate payments on United States notional amounts for fixed rate payments of 0% to 2.665% in Japanese Yen. These contracts have maturity dates between May 2027 and February 2051 and are designated as net investment hedges. Certain of these contracts are supported by a credit support annex (“CSA”) which provides for collateral exchange with the earliest effective date being September 2027. If the outstanding position of a contract exceeds a certain threshold governed by the aforementioned CSA’s, either party is required to post cash collateral.
When a cross-currency swap is used as a hedging instrument in a net investment hedge assessed under the spot method, the cross-currency basis spread is excluded from the assessment of hedge effectiveness and is recognized as a reduction in interest expense in the Company’s consolidated statements of operations and comprehensive income. Accordingly, the Company recorded interest income of $25 million and $40 million during the three and six months ended September 30, 2023, respectively. Additionally, the Company recorded interest income of $11 million and $28 million during the three and six months ended October 1, 2022, respectively.
Fair Value Hedges
The Company is exposed to transaction risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany loans which will impact earnings on a consolidated basis. To manage the foreign currency exchange rate risk related to these balances, the Company entered into fair value cross-currency swap agreements to hedge its exposure in GBP denominated subsidiaries (the “GBP Fair Value Hedge”) on a Euro denominated intercompany loan. As of September 30, 2023, the total notional values of outstanding fair value cross-currency swaps related to these loans were €1 billion. Under the term of these contracts, the Company will exchange the semi-annual fixed rate payments on GBP notional amounts for fixed rate payments of 0% in Euro. These contracts have maturity dates between March 2025 and March 2026 and are designated as fair value hedges.
When a cross-currency swap is designated as a fair value hedge and qualifies as highly effective, the fair value hedge will be recorded at fair value each period on the Company’s consolidated balance sheets, with the difference resulting from the changes in the spot rate recognized in foreign currency (gain) loss on the Company’s consolidated statements of operations and comprehensive income, which will offset the earnings impact of the underlying transaction being hedged. Accordingly, the Company recorded a foreign currency loss of $7 million and a foreign currency gain of $21 million during the three and six months ended September 30, 2023, respectively.

The following table details the fair value of the Company’s derivative contracts, which are recorded on a gross basis in the consolidated balance sheets as of September 30, 2023 and April 1, 2023 (in millions):

			Fair Value
	Notional Amounts		Assets				Liabilities
	September 30, 2023	April 1, 2023	September 30, 2023		April 1, 2023		September 30, 2023		April 1, 2023
Designated net investment hedges	$5,360	$1,378	$40	(1)	$1	(2)	$49	(3)	$36	(3)
Designated fair value hedges	1,057	1,084	5	(2)	—		—		3	(3)
Total	$6,417	$2,462	$45		$1		$49		$39

(1)As of September 30, 2023, the Company recorded $1 million within prepaid expenses and other current assets and $39 million within other assets in the Company’s consolidated balance sheets.
(2)Recorded within other assets in the Company’s consolidated balance sheets.
(3)Recorded within other long-term liabilities in the Company’s consolidated balance sheets.
The Company records and presents the fair values of all of its derivative assets and liabilities in its consolidated balance sheets on a gross basis, as shown in the above table. However, if the Company were to offset and record the asset and liability balances for its derivative instruments on a net basis in accordance with the terms of its master netting arrangements, which provide for the right to set-off amounts for similar transactions denominated in the same currencies and with the same banks, the resulting impact as of September 30, 2023 and April 1, 2023 would be as follows (in millions):

	Net Investment Hedges		Fair Value Hedges
	September 30, 2023	April 1, 2023	September 30, 2023	April 1, 2023
Assets subject to master netting arrangements	$40	$1	$5	$—
Liabilities subject to master netting arrangements	$49	$36	$—	$3
Derivative assets, net	$30	$1	$5	$—
Derivative liabilities, net	$39	$36	$—	$3
Currently, the Company’s master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties.
Changes in the fair value of the Company’s forward foreign currency exchange contracts that are designated as accounting hedges are recorded in equity as a component of accumulated other comprehensive income and are reclassified from accumulated other comprehensive income into earnings when the items underlying the hedged transactions are recognized into earnings, as a component of cost of goods sold within the Company’s consolidated statements of operations and comprehensive income. The net gain or loss on net investment hedges are reported within CTA as a component of accumulated other comprehensive income on the Company’s consolidated balance sheets. Upon discontinuation of the hedge, such amounts remain in CTA until the related net investment is sold or liquidated. The net gain or loss on cross-currency swap contracts designated as fair value hedges and associated with cross-currency intercompany loans are recognized within foreign currency (gain) loss on the Company’s consolidated statements of operations and comprehensive income generally in the period in which the related balances being hedged are revalued.

The following table summarizes the pre-tax impact of the gains and losses on the Company’s designated forward foreign currency exchange contracts and net investment hedges (in millions):

	Three Months Ended		Six Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
	Pre-Tax Gains Recognized in OCI	Pre-Tax Gains Recognized in OCI	Pre-Tax Gains (Losses) Recognized in OCI	Pre-Tax Gains Recognized in OCI
Designated forward foreign currency exchange contracts	$—	$5	$—	$11
Designated net investment hedges	$79	$152	$25	$365
Designated fair value hedge	$16	$—	$(9)	$—
The following tables summarize the pre-tax impact of the gains within the consolidated statements of operations and comprehensive income related to the designated forward foreign currency exchange contracts for the three and six months ended September 30, 2023 and October 1, 2022 (in millions):

	Three Months Ended
	Pre-Tax Gain Reclassified from Accumulated OCI		Location of Gain Recognized
	September 30, 2023	October 1, 2022
Designated forward foreign currency exchange contracts	$1	$3	Cost of goods sold

	Six Months Ended
	Pre-Tax Gain Reclassified from Accumulated OCI		Location of Gain Recognized
	September 30, 2023	October 1, 2022
Designated forward foreign currency exchange contracts	$4	$7	Cost of goods sold
The Company expects that substantially all of the amounts recorded in accumulated other comprehensive income for its forward foreign currency exchange contracts will be reclassified into earnings during the next 12 months, based upon the timing of inventory purchases and turnover.
Undesignated Hedges
During both the three and six months ended September 30, 2023, there was no gain or loss recognized within foreign currency (gain) loss in the Company’s consolidated statements of operations and comprehensive income as there were no undesignated hedges outstanding. During the three months ended October 1, 2022, there was no gain recognized within foreign currency (gain) loss in the Company’s consolidated statements of operations and comprehensive income, while during the six months ended October 1, 2022, a $2 million gain was recognized within foreign currency (gain) loss in the Company’s consolidated statements of operations and comprehensive income as a result of the changes in the fair value of undesignated forward foreign currency exchange contracts.
14. Shareholders’ Equity
Share Repurchase Program
On June 1, 2022, the Company announced its Board of Directors authorized a share repurchase program (the “Fiscal 2023 Plan”) pursuant to which the Company was permitted, from time to time, to repurchase up to $1.0 billion of its outstanding ordinary shares within a period of two years from the effective date of the program.
On November 9, 2022, the Company announced its Board of Directors approved a new share repurchase program (the “Existing Share Repurchase Plan”) to purchase up to $1.0 billion of its outstanding ordinary shares, providing additional capacity to return cash to shareholders over the longer term. This new two-year program replaced the Fiscal 2023 Plan. Share repurchases may be made in open market or privately negotiated transactions and/or pursuant to Rule 10b5-1 trading plans, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors; however, pursuant to the terms of the Merger Agreement, and subject to certain limited exceptions, the Company may not repurchase its ordinary shares other than the acceptance of Company ordinary shares as payment of the exercise price of Company options or for withholding taxes in respect of Company equity awards. Accordingly, the Company did not repurchase any of its ordinary shares during the three months ended September 30, 2023 pursuant to the Existing Share Repurchase Plan, and the Company does not expect to repurchase any of its ordinary shares in connection with the Existing Share Repurchase Plan prior to the Merger or earlier termination of the Merger Agreement.
During the six months ended September 30, 2023, the Company purchased 2,637,102 shares for a total cost of approximately $100 million, including commissions, through open market transactions under the Existing Share Repurchase Plan. As of September 30, 2023, the remaining availability under the Company’s Existing Share Repurchase Plan was $300 million.
During the six months ended October 1, 2022, the Company purchased 13,183,355 shares for a total cost of approximately $650 million including commissions, through open market transactions under the Fiscal 2023 Plan.
The Company also has in place a “withhold to cover” repurchase program, which allows the Company to withhold ordinary shares from certain executive officers and directors to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards. During the six month periods ended September 30, 2023 and October 1, 2022, the Company withheld 172,112 shares and 273,197 shares, respectively, with a fair value of $6 million and $13 million, respectively, in satisfaction of minimum tax withholding obligations relating to the vesting of restricted share awards.
Accumulated Other Comprehensive Income
The following table details changes in the components of accumulated other comprehensive income (“AOCI”), net of taxes, for the six months ended September 30, 2023 and October 1, 2022, respectively (in millions):

	Foreign Currency Adjustments (1)	Net Gain on Derivatives (2)	Other Comprehensive Income Attributable to Capri
Balance at April 1, 2023	$143	$4	$147
Other comprehensive loss before reclassifications	(13)	—	(13)
Less: amounts reclassified from AOCI to earnings	—	4	4
Other comprehensive loss, net of tax	(13)	(4)	(17)
Balance at September 30, 2023	$130	$—	$130

Balance at April 2, 2022	$184	$10	$194
Other comprehensive (loss) income before reclassifications	(232)	10	(222)
Less: amounts reclassified from AOCI to earnings	—	7	7
Other comprehensive (loss) income, net of tax	(232)	3	(229)
Balance at October 1, 2022	$(48)	$13	$(35)

(1)Foreign currency translation adjustments for the six months ended September 30, 2023 primarily include a net $29 million translation loss, partially offset by a $16 million gain, net of taxes, relating to the Company’s net investment and fair value hedges. The tax effect of the net investment and fair value hedges was not material. Foreign currency translation adjustments for the six months ended October 1, 2022 primarily include a $486 million translation loss partially offset by a $247 million gain, net of taxes of $118 million, relating to the Company’s net investment hedges.
(2)Reclassified amounts primarily relate to the Company’s forward foreign currency exchange contracts for inventory purchases and are recorded within cost of goods sold in the Company’s consolidated statements of operations and comprehensive income. All tax effects were not material for the periods presented.

15. Share-Based Compensation
The Company grants equity awards to certain employees and directors of the Company at the discretion of the Company’s Compensation and Talent Committee. The Company has two equity plans, one stock option plan adopted in Fiscal 2008 (as amended and restated, the “2008 Plan”), and an Omnibus Incentive Plan adopted in the third fiscal quarter of Fiscal 2012 and amended and restated with shareholder approval in May 2015, and again in June 2020 (the “Incentive Plan”). The 2008 Plan only provided for grants of share options and was authorized to issue up to 23,980,823 ordinary shares. As of September 30, 2023, there were no shares available to grant equity awards under the 2008 Plan.
The Incentive Plan allows for grants of share options, restricted shares and RSUs, and other equity awards, and authorizes a total issuance of up to 22,471,000 ordinary shares after amendments in August 2022. At September 30, 2023, there were 4,184,265 ordinary shares available for future grants of equity awards under the Incentive Plan. Option grants issued from the 2008 Plan generally expire ten years from the date of the grant, and those issued under the Incentive Plan generally expire seven years from the date of the grant.
The following table summarizes the Company’s share-based compensation activity during the six months ended September 30, 2023:

	Options	Service-Based RSUs	Performance-Based RSUs
Outstanding/Unvested at April 1, 2023	229,675	3,181,926	165,239
Granted	—	1,937,270	203,693
Exercised/Vested	(14,503)	(1,675,374)	—
Canceled/Forfeited	(23,205)	(132,103)	—
Outstanding/Unvested at September 30, 2023	191,967	3,311,719	368,932
The weighted average grant date fair value of service-based and performance-based RSUs granted during the six months ended September 30, 2023 was $36.87 and $36.82, respectively. The weighted average grant date fair value of service-based and performance-based RSUs granted during the six months ended October 1, 2022 was $49.80 and $47.41, respectively.
Share-Based Compensation Expense
The following table summarizes compensation expense attributable to share-based compensation for the three and six months ended September 30, 2023 and October 1, 2022 (in millions):

	Three Months Ended		Six Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Share-based compensation expense	$17	$16	$47	$44
Tax benefit related to share-based compensation expense	$2	$2	$7	$7
Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on historical forfeiture rates. The estimated value of future forfeitures for equity awards as of September 30, 2023 is approximately $13 million.
See Note 16 in the Company’s Fiscal 2023 Annual Report on Form 10-K for additional information relating to the Company’s share-based compensation awards.
16. Income Taxes
The Company’s effective tax rate for the three and six months ended September 30, 2023 was 10.9% and 8.6%, respectively. This rate differs from the United Kingdom (“U.K.”) federal statutory rate of 25% primarily due to the impact of global financing activities, the release of uncertain tax positions outside the U.S. for the three and six months ended September 30, 2023 and the release of a valuation allowance on Korean deferred tax assets during the six months ended September 30, 2023.

The Company’s effective tax rate for the three and six months ended October 1, 2022 was 13.5% and 12.9%, respectively. Such rates differed from the U.K. federal statutory rate of 19% primarily due to the impact of global financing activities.
The global financing activities are related to the Company’s 2014 move of its principal executive office from Hong Kong to the U.K. and decision to become a U.K. tax resident. In connection with this decision, the Company funded its international growth strategy through intercompany debt financing arrangements. These debt financing arrangements reside between certain of our U.S. and U.K. subsidiaries. Due to the difference in the statutory income tax rates between these jurisdictions, the Company realized lower effective tax rates for the three and six months ended September 30, 2023.
17. Segment Information
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
In addition to these reportable segments, the Company has certain corporate costs that are not directly attributable to its brands and, therefore, are not allocated to its segments. Such costs primarily include certain administrative, corporate occupancy, shared service and information system expenses, including enterprise resource planning system implementation costs and Capri transformation program costs. In addition, certain other costs are not allocated to segments, including merger related costs, restructuring and other expense (income) and COVID-19 related expenses. The segment structure is consistent with how the Company’s CODM plans and allocates resources, manages the business and assesses performance. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance.

The following table presents the key performance information of the Company’s reportable segments (in millions):

	Three Months Ended		Six Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Total revenue:
Versace	$280	$308	$539	$583
Jimmy Choo	132	142	315	314
Michael Kors	879	962	1,666	1,875
Total revenue	$1,291	$1,412	$2,520	$2,772

Income (loss) from operations:
Versace	$35	$62	$38	$114
Jimmy Choo	(9)	8	7	27
Michael Kors	169	248	299	470
Total segment income from operations	195	318	344	611
Less: Corporate expenses	(71)	(55)	(142)	(115)
Impairment of assets (1)	(20)	(11)	(20)	(11)
Merger related costs	(4)	—	(4)	—
Restructuring and other (expense) income	—	(3)	2	(6)
COVID-19 related expenses	—	3	—	4
Total income from operations	$100	$252	$180	$483

(1)Impairment of assets during the three and six months ended September 30, 2023 primarily related to operating lease right-of-use assets at certain Versace and Michael Kors store locations. Impairment of assets during the three and six months ended October 1, 2022 primarily related to operating lease right-of-use assets at certain Michael Kors store locations.
Depreciation and amortization expense for each segment are as follows (in millions):

	Three Months Ended		Six Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Depreciation and amortization:
Versace	$13	$12	$26	$24
Jimmy Choo	8	7	15	14
Michael Kors	20	23	41	48
Corporate	7	1	11	2
Total depreciation and amortization	$48	$43	$93	$88
Total revenue (based on country of origin) by geographic location are as follows (in millions):

	Three Months Ended		Six Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Revenue:
The Americas (United States, Canada and Latin America) (1)	$690	$806	$1,322	$1,600
EMEA	401	400	773	764
Asia	200	206	425	408
Total revenue	$1,291	$1,412	$2,520	$2,772

(1)Total revenue earned in the U.S. was $617 million and $1.195 billion, respectively, for the three and six months ended September 30, 2023. Total revenue earned in the U.S. was $739 million and $1.472 billion, respectively, for the three and six months ended October 1, 2022.

18. Subsequent Events
On October 25, 2023, the Company held a special meeting of shareholders to consider certain proposals related to the Merger Agreement. At the special meeting, the Company's shareholders voted to adopt the resolution authorizing the Merger Agreement and approve, on an advisory (nonbinding) basis, the compensation that may be paid or become payable to the Company's named executive officers that is based on or otherwise relates to the Merger Agreement and the transactions contemplated by the Merger Agreement. Completion of the Merger remains subject to the fulfillment or waiver of the closing conditions set forth in the Merger Agreement, including the receipt of certain regulatory approvals.
On November 3, 2023, the Company and Tapestry each received a request for additional information and documentary materials (the “Second Request”) from the U.S. Federal Trade Commission (the “FTC”) in connection with the FTC’s review of the Merger. The effect of the Second Request is to extend the waiting period imposed by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, until 30 days after the Company and Tapestry have substantially complied with the Second Request, unless that period is extended voluntarily by the Company and Tapestry or terminated sooner by the FTC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
Agreement and Plan of Merger
On August 10, 2023, Capri entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Tapestry, Inc., a Maryland corporation (“Tapestry”), and Sunrise Merger Sub, Inc., a British Virgin Islands business company limited by shares and a direct wholly owned subsidiary of Tapestry (“Merger Sub”). The Merger Agreement provides that, among other things and on the terms and subject to the conditions set forth therein, Tapestry will acquire Capri in an all-cash transaction by means of a merger of Merger Sub with and into Capri (the “Merger”), with Capri surviving the Merger as a wholly owned subsidiary of Tapestry. For additional information related to the Merger Agreement, please refer to Capri’s Definitive Proxy Statement on Schedule 14A filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 20, 2023, as well as the supplemental disclosures contained in Capri’s Current Report on Form 8-K filed with the SEC on October 17, 2023.
Our Business
We are a global fashion luxury group consisting of iconic, founder-led brands Versace, Jimmy Choo and Michael Kors. Our commitment to glamorous style and craftsmanship is at the heart of each of our luxury brands. We have built our reputation on designing exceptional, innovative products that cover the full spectrum of fashion luxury categories. Our strength lies in the unique DNA and heritage of each of our brands, the diversity and passion of our people and our dedication to the clients and communities we serve.
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

Our Jimmy Choo brand offers a distinctive, glamorous and fashion-forward product range, enabling it to develop into a leading global luxury accessories brand, whose core product offering is women’s luxury footwear, complemented by accessories, including handbags, small leather goods, scarves and belts, as well as a men’s luxury footwear and accessory business. In addition, certain categories, such as fragrances and eyewear, are produced under licensing agreements. Jimmy Choo’s design team is led by Sandra Choi, who has been the Creative Director for the brand since its inception in 1996. Jimmy Choo offers classic and timeless luxury products, as well as innovative products that are unique, instinctively seductive and chic. Jimmy Choo is represented through its global store network, its e-commerce sites, as well as through the most prestigious department and specialty stores worldwide.
Our Michael Kors brand was launched over 40 years ago by Michael Kors, whose vision has taken the Company from its beginnings as an American luxury sportswear house to a global accessories, footwear and ready-to-wear company with a global distribution network that has presence in over 100 countries through Company-operated retail stores and e-commerce sites, leading department stores, specialty stores and select licensing partners. Michael Kors is a highly recognized luxury fashion brand in the Americas and Europe with growing brand awareness in other international markets. Michael Kors features distinctive designs, materials and craftsmanship with a jet-set aesthetic that combines stylish elegance and a sporty attitude. Michael Kors offers three primary collections: the Michael Kors Collection luxury line, the MICHAEL Michael Kors accessible luxury line and the Michael Kors Mens line. The Michael Kors Collection establishes the aesthetic authority of the entire brand and is carried by select retail stores, our e-commerce sites, as well as in the finest luxury department stores in the world. MICHAEL Michael Kors has a strong focus on accessories, in addition to offering footwear and ready-to-wear, and addresses the significant demand opportunity in accessible luxury and luxury goods. We have also been developing our men’s business in recognition of the significant opportunity afforded by the Michael Kors brand’s established fashion authority and the expanding men’s market. Taken together, our Michael Kors collections target a broad customer base while retaining our premium luxury image.

Certain Factors Affecting Financial Condition and Results of Operations
Macroeconomic conditions and inflationary pressures. Global economic conditions and the related impact on levels of consumer spending worldwide impacted our business in the second quarter of Fiscal 2024, and are likely to continue to impact our business and the accessories, footwear and apparel industry overall for the foreseeable future. Inflation, rising interest rates, higher fuel and energy costs and commodity prices, reductions in net worth based on market declines and uncertainty, home prices, credit availability and consumer debt levels, concerns of a global banking crisis, political instability due to war or other geopolitical factors and other macroeconomic pressures and general uncertainty regarding the overall future economic environment have led to recession fears and created a challenging retail environment, which is expected to continue in the near term. Purchases of discretionary luxury items, such as the accessories, footwear and apparel that we produce, tend to decline when disposable income is lower or when there are recessions, inflationary pressures or other economic uncertainty which could negatively affect our financial condition and results of operations.
COVID-19 Pandemic. The COVID-19 pandemic has resulted in varying degrees of business disruption for our industry, including us, since it began at the end of fiscal 2020. Our performance during Fiscal 2023 was adversely impacted due to lockdowns in certain regions, most notably in Greater China, as a result of an increase in infections due to variants of COVID-19. These lockdowns resulted in store closures and an overall decline in demand in the region. Government restrictions have since been lifted in the Greater China region. We continue to monitor the latest developments regarding the COVID-19 pandemic and potential impacts on our business, operating results and outlook.
Luxury goods trends and demand for accessories and related merchandise. Our performance is affected by trends in the luxury goods industry, global consumer spending, macroeconomic factors, overall levels of consumer travel and spending on discretionary items as well as shifts in demographics and changes in lifestyle preferences. Through 2019, the personal luxury goods market grew at a mid-single digit rate over the past 20 years, with more recent growth driven by stronger Chinese demand from both international and local consumers and demographic and socioeconomic shifts resulting in younger consumers purchasing more luxury goods. However, in 2020, due to the impact of the COVID-19 crisis, the personal luxury goods market declined 23%. Market studies indicate that the personal luxury goods market returned to 2019 levels in 2021, and the market is predicted to increase at a 10% compound annual growth rate between 2020 and 2025. Future growth is expected to be driven by e-commerce, Chinese consumers and younger generations; however, growth may be limited by concerns over inflation, the possibility of a global recession, foreign currency volatility or worsening economic conditions.
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
Unallocated Corporate Expenses
In addition to the reportable segments discussed above, we have certain corporate costs that are not directly attributable to our brands and, therefore, are not allocated to segments. Such costs primarily include certain administrative, corporate occupancy, shared service and information systems expenses, including ERP system implementation costs and Capri transformation program costs. In addition, certain other costs are not allocated to segments, including merger related costs, restructuring and other (expense) income and COVID-19 related expenses. The segment structure is consistent with how our chief operating decision maker plans and allocates resources, manages the business and assesses performance. The following table presents our total revenue and income from operations by segment for the three and six months ended September 30, 2023 and October 1, 2022 (in millions):

	Three Months Ended		Six Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Total revenue:
Versace	$280	$308	$539	$583
Jimmy Choo	132	142	315	314
Michael Kors	879	962	1,666	1,875
Total revenue	$1,291	$1,412	$2,520	$2,772

Income (loss) from operations:
Versace	$35	$62	$38	$114
Jimmy Choo	(9)	8	7	27
Michael Kors	169	248	299	470
Total segment income from operations	195	318	344	611
Less: Corporate expenses	(71)	(55)	(142)	(115)
Impairment of assets (1)	(20)	(11)	(20)	(11)
Merger related costs	(4)	—	(4)	—
Restructuring and other (expense) income	—	(3)	2	(6)
COVID-19 related expenses	—	3	—	4
Total income from operations	$100	$252	$180	$483

(1)Impairment of assets during the three and six months ended September 30, 2023 primarily related to operating lease right-of-use assets at certain Versace and Michael Kors store locations. Impairment of assets during the three and six months ended October 1, 2022 primarily related to operating lease right-of-use assets at certain Michael Kors store locations.

The following table presents our global network of retail stores and wholesale doors by brand:

	As of
	September 30, 2023	October 1, 2022
Number of full price retail stores (including concessions):
Versace	167	155
Jimmy Choo	180	182
Michael Kors	496	517
	843	854

Number of outlet stores:
Versace	63	62
Jimmy Choo	57	56
Michael Kors	306	304
	426	422

Total number of retail stores	1,269	1,276

Total number of wholesale doors:
Versace	638	798
Jimmy Choo	524	487
Michael Kors	2,786	2,710
	3,948	3,995
The following table presents our retail stores by geographic location:

	As of			As of
	September 30, 2023			October 1, 2022
	Versace	Jimmy Choo	Michael Kors	Versace	Jimmy Choo	Michael Kors
Store count by region:
The Americas	43	43	309	40	45	326
EMEA	61	71	171	58	72	173
Asia	126	123	322	119	121	322
	230	237	802	217	238	821
Key Consolidated Performance Indicators and Statistics
We use a number of key indicators of operating results to evaluate our performance, including the following (dollars in millions):

	Three Months Ended		Six Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Total revenue	$1,291	$1,412	$2,520	$2,772
Gross profit as a percent of total revenue	64.4%	67.4%	65.2%	66.8%
Income from operations	$100	$252	$180	$483
Income from operations as a percent of total revenue	7.7%	17.8%	7.1%	17.4%

Seasonality
We experience certain effects of seasonality with respect to our business. We generally experience greater sales during our third fiscal quarter, primarily driven by holiday season sales, and the lowest sales during our first fiscal quarter.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Critical accounting policies are those that are the most important to the portrayal of our results of operations and financial condition and that require our most difficult, subjective and complex judgments to make estimates about the effect of matters that are inherently uncertain. In applying such policies, we must use certain assumptions that are based on our informed judgments, assessments of probability and best estimates. Estimates, by their nature, are subjective and are based on analysis of available information, including current and historical factors and the experience and judgment of management. We evaluate our assumptions and estimates on an ongoing basis. While our significant accounting policies are detailed in Note 3 to the accompanying consolidated financial statements, our critical accounting policies are disclosed, in full, in the MD&A section of our Annual Report on Form 10-K for the fiscal year ended April 1, 2023. There have been no significant changes in our critical accounting policies and estimates since April 1, 2023.

Results of Operations
Comparison of the three months ended September 30, 2023 with the three months ended October 1, 2022
The following table details the results of our operations for the three months ended September 30, 2023 and October 1, 2022, and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Three Months Ended		$ Change	% Change	% of Total Revenue for the Three Months Ended
	September 30, 2023	October 1, 2022			September 30, 2023	October 1, 2022
Statements of Operations Data:
Total revenue	$1,291	$1,412	$(121)	(8.6)%
Cost of goods sold	459	461	(2)	(0.4)%	35.6%	32.6%
Gross profit	832	951	(119)	(12.5)%	64.4%	67.4%
Selling, general and administrative expenses	664	642	22	3.4%	51.4%	45.5%
Depreciation and amortization	48	43	5	11.6%	3.7%	3.0%
Impairment of assets	20	11	9	81.8%	1.5%	0.8%
Restructuring and other expense	—	3	(3)	(100.0)%	—%	0.2%
Total operating expenses	732	699	33	4.7%	56.7%	49.5%
Income from operations	100	252	(152)	(60.3)%	7.7%	17.8%
Other income, net	(1)	(1)	—	—%	(0.1)%	(0.1)%
Interest expense, net	3	5	(2)	(40.0)%	0.2%	0.4%
Foreign currency gain	(3)	(11)	8	(72.7)%	(0.2)%	(0.8)%
Income before income taxes	101	259	(158)	(61.0)%	7.8%	18.3%
Provision for income taxes	11	35	(24)	(68.6)%	0.9%	2.5%
Net income	90	224	(134)	(59.8)%
Less: Net income attributable to noncontrolling interest	—	—	—	—%
Net income attributable to Capri	$90	$224	$(134)	(59.8)%

Total Revenue
Total revenue decreased $121 million, or 8.6%, to $1.291 billion for the three months ended September 30, 2023, compared to $1.412 billion for the three months ended October 1, 2022, which included net favorable foreign currency effects of approximately $21 million primarily as a result of the weakening of the United States Dollar against the Euro partially offset by the strengthening of the United States dollar compared to the Chinese Renminbi and Japanese Yen for the three months ended September 30, 2023. On a constant currency basis, our total revenue decreased $142 million, or 10.1%. primarily attributable to lower revenues in the Americas for each of our brands.

	Three Months Ended			% Change
(in millions)	September 30, 2023	October 1, 2022	$ Change	As Reported	Constant Currency
Versace	$280	$308	$(28)	(9.1)%	(11.7)%
Jimmy Choo	132	142	(10)	(7.0)%	(9.2)%
Michael Kors	879	962	(83)	(8.6)%	(9.7)%
Total revenue	$1,291	$1,412	$(121)	(8.6)%	(10.1)%
•Versace revenues decreased $28 million, or 9.1%, to $280 million for the three months ended September 30, 2023, compared to $308 million for the three months ended October 1, 2022, which included favorable foreign currency effects of $8 million. On a constant currency basis, revenue decreased $36 million, or 11.7%, primarily attributable to lower revenues in the Americas.
•Jimmy Choo revenues decreased $10 million, or 7.0%, to $132 million for the three months ended September 30, 2023, compared to $142 million for the three months ended October 1, 2022, which included favorable foreign currency effects of $3 million. On a constant currency basis, revenue decreased $13 million, or 9.2%, primarily attributable to lower revenues in the Americas and Asia.
•Michael Kors revenue decreased $83 million, or 8.6%, to $879 million for the three months ended September 30, 2023, compared to $962 million for the three months ended October 1, 2022, which included favorable foreign currency effects of $10 million. On a constant currency basis, revenue decreased $93 million, or 9.7%, primarily due to lower revenues in the Americas.
Gross Profit
Gross profit decreased $119 million, or 12.5%, to $832 million for the three months ended September 30, 2023, compared to $951 million for the three months ended October 1, 2022, which included net favorable foreign currency effects of $20 million. Gross profit as a percentage of total revenue was 64.4% and 67.4% for the three months ended September 30, 2023 and October 1, 2022, respectively. Our gross profit margin decrease was primarily related to lower full price sell-throughs, mainly in the Americas, partially offset by lower supply chain costs for the three months ended September 30, 2023, as compared to the three months ended October 1, 2022.
Total Operating Expenses
Total operating expenses increased $33 million, or 4.7%, to $732 million for the three months ended September 30, 2023, compared to $699 million for the three months ended October 1, 2022. Our operating expenses included a net unfavorable foreign currency impact of approximately $10 million. Total operating expenses increased to 56.7% as a percentage of total revenue for the three months ended September 30, 2023, compared to 49.5% for the three months ended October 1, 2022. The components that comprise total operating expenses are explained below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $22 million, or 3.4%, to $664 million for the three months ended September 30, 2023, compared to $642 million for the three months ended October 1, 2022. As a percentage of total revenue, selling, general and administrative expenses increased to 51.4% for the three months ended September 30, 2023, compared to 45.5% for the three months ended October 1, 2022, primarily due to increased retail store costs and unallocated corporate expenses along with deleveraging of expenses on lower revenue for the three months ended September 30, 2023.
Unallocated corporate expenses, which are included within selling, general and administrative expenses discussed above, but are not directly attributable to a reportable segment, increased $16 million, or 29.1%, to $71 million for the three months ended September 30, 2023 as compared to $55 million for the three months ended October 1, 2022, primarily due to an increase in professional fees and information technology costs related to the ongoing Capri transformation projects and ERP system implementation.
Depreciation and Amortization
Depreciation and amortization increased $5 million, or 11.6%, to $48 million for the three months ended September 30, 2023, compared to $43 million for the three months ended October 1, 2022. Depreciation and amortization increased to 3.7% as a percentage of total revenue for the three months ended September 30, 2023, compared to 3.0% for the three months ended October 1, 2022. The increase in depreciation and amortization expense was primarily attributable to higher depreciation due to information technology assets associated with Capri transformation projects which are now in service.
Impairment of Assets
For the three months ended September 30, 2023, we recognized asset impairment charges of $20 million primarily related to operating lease right-of-use assets at certain Versace and Michael Kors store locations. For the three months ended October 1, 2022, we recognized asset impairment charges of $11 million primarily related to operating lease right-of-use assets at certain Michael Kors store locations. See Note 12 to the accompanying consolidated financial statements for additional information.

Restructuring and Other Expense
During the three months ended September 30, 2023, we recorded income due to the gain on termination of certain leases fully offset by expenses primarily related to equity awards issued in connection with the acquisition of Versace, which resulted in no net restructuring and other expense. The $3 million of expense recorded for the three months ended October 1, 2022 was primarily related to equity awards associated with the acquisition of Versace. See Note 9 to the accompanying consolidated financial statements for additional information.
Restructuring and other expense is not evaluated as part of our reportable segments’ results (See Segment Information above for additional information).
Income from Operations
As a result of the foregoing, income from operations decreased $152 million, to $100 million for three months ended September 30, 2023, compared to $252 million for the three months ended October 1, 2022. Income from operations as a percentage of total revenue decreased to 7.7% for the three months ended September 30, 2023, compared to 17.8% for the three months ended October 1, 2022. See Segment Information above for a reconciliation of our segment operating income to total operating income.

	Three Months Ended
(in millions)	September 30, 2023	October 1, 2022	$ Change	% Change
Income (loss) from operations:
Versace	$35	$62	$(27)	(43.5)%
Jimmy Choo	(9)	8	(17)	(212.5)%
Michael Kors	169	248	(79)	(31.9)%
Total segment income from operations	$195	$318	$(123)	(38.7)%
Operating Margin:
Versace	12.5%	20.1%
Jimmy Choo	(6.8)%	5.6%
Michael Kors	19.2%	25.8%
•Versace recorded income from operations of $35 million for the three months ended September 30, 2023, compared to $62 million for the three months ended October 1, 2022. Operating margin decreased from 20.1% for the three months ended October 1, 2022, to 12.5% for the three months ended September 30, 2023, primarily due to deleveraging of operating expenses on lower revenues and lower full price sell-through compared to the prior year.
•Jimmy Choo recorded a loss from operations of $9 million for the three months ended September 30, 2023, compared to income from operations of $8 million for the three months ended October 1, 2022. Operating margin decreased from 5.6% for the three months ended October 1, 2022 to an operating loss of 6.8% for the three months ended September 30, 2023, primarily due to deleveraging of operating expenses on lower revenues and increased retail store costs compared to the prior year.
•Michael Kors recorded income from operations of $169 million for the three months ended September 30, 2023, compared to $248 million for the three months ended October 1, 2022. Operating margin decreased from 25.8% for the three months ended October 1, 2022, to 19.2% for the three months ended September 30, 2023, primarily due to increased marketing investments, deleveraging of operating expenses on lower revenues and lower full price sell-through, mainly in the Americas, partially offset by lower supply chain costs compared to the prior year.
Interest Expense, net
For the three months ended September 30, 2023, we recognized $3 million of interest expense, net, compared to $5 million of interest expense, net, for the three months ended October 1, 2022. The $2 million decrease in interest expense, net, is primarily due to higher interest income from our net investment hedges, partially offset by higher effective interest rates and higher average borrowings on our outstanding debt (see Note 10 and Note 13 to the accompanying consolidated financial statements for additional information).

Foreign Currency Gain
For the three months ended September 30, 2023 and October 1, 2022, we recognized a net foreign currency gain of $3 million and $11 million, respectively, primarily attributable to the remeasurement of intercompany loans with certain of our subsidiaries.
Provision for Income Taxes
The provision for income taxes was $11 million for the three months ended September 30, 2023, compared to $35 million for the three months ended October 1, 2022. Our effective tax rates were 10.9% and 13.5% for the three months ended September 30, 2023 and October 1, 2022, respectively. In the current year, the decrease in our effective tax rate was primarily related to a decrease in uncertain tax positions due to the effective settlement of certain outstanding audits. The decrease was partially offset by a tax-deductible foreign exchange related loss recognized during the prior year. See Note 16 to the accompanying consolidated financial statements for additional information regarding the effective tax rate for the second quarter of Fiscal 2024.
Our effective tax rate may fluctuate from time to time due to the effects of changes in United States federal, state and local taxes and tax rates in foreign jurisdictions. In addition, factors such as the geographic mix of earnings, enacted tax legislation and the results of various global tax strategies, may also impact our effective tax rate in future periods.
Net Income Attributable to Capri
As a result of the foregoing, our net income decreased $134 million to $90 million for the three months ended September 30, 2023, compared to $224 million for the three months ended October 1, 2022.

Results of Operations
Comparison of the six months ended September 30, 2023 with the six months ended October 1, 2022
The following table details the results of our operations for the six months ended September 30, 2023 and October 1, 2022, and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Six Months Ended		$ Change	% Change	% of Total Revenue for the Six Months Ended
	September 30, 2023	October 1, 2022			September 30, 2023	October 1, 2022
Statements of Operations Data:
Total revenue	$2,520	$2,772	$(252)	(9.1)%
Cost of goods sold	876	920	(44)	(4.8)%	34.8%	33.2%
Gross profit	1,644	1,852	(208)	(11.2)%	65.2%	66.8%
Selling, general and administrative expenses	1,353	1,264	89	7.0%	53.7%	45.6%
Depreciation and amortization	93	88	5	5.7%	3.7%	3.2%
Impairment of assets	20	11	9	81.8%	0.8%	0.4%
Restructuring and other (income) expense	(2)	6	(8)	NM	(0.1)%	0.2%
Total operating expenses	1,464	1,369	95	6.9%	58.1%	49.4%
Income from operations	180	483	(303)	(62.7)%	7.1%	17.4%
Other income, net	—	(1)	1	NM	—%	—%
Interest expense, net	11	1	10	NM	0.4%	—%
Foreign currency loss (gain)	18	(7)	25	NM	0.7%	(0.3)%
Income before income taxes	151	490	(339)	(69.2)%	6.0%	17.7%
Provision for income taxes	13	63	(50)	(79.4)%	0.5%	2.3%
Net income	138	427	(289)	(67.7)%
Less: Net income attributable to noncontrolling interest	—	2	(2)	NM
Net income attributable to Capri	$138	$425	$(287)	(67.5)%

NM Not meaningful
Total Revenue
Total revenue decreased $252 million, or 9.1%, to $2.520 billion for the six months ended September 30, 2023, compared to $2.772 billion for the six months ended October 1, 2022, which included net favorable foreign currency effects of approximately $17 million, as a result of the weakening of the United States Dollar against the Euro partially offset by the strengthening of the United States dollar compared to the Chinese Renminbi and Japanese Yen for the six months ended September 30, 2023. On a constant currency basis, our total revenue decreased $269 million, or 9.7%. The decrease is primarily attributable to lower revenues in the Americas for each of our brands.

	Six Months Ended			% Change
(in millions)	September 30, 2023	October 1, 2022	$ Change	As Reported	Constant Currency
Versace	$539	$583	$(44)	(7.5)%	(9.1)%
Jimmy Choo	315	314	1	0.3%	(0.3)%
Michael Kors	1,666	1,875	(209)	(11.1)%	(11.5)%
Total revenue	$2,520	$2,772	$(252)	(9.1)%	(9.7)%
•Versace revenues decreased $44 million, or 7.5%, to $539 million for the six months ended September 30, 2023, compared to $583 million for the six months ended October 1, 2022, which included favorable foreign currency effects of $9 million. On a constant currency basis, revenue decreased $53 million, or 9.1%, primarily attributable to lower revenues in the Americas.

•Jimmy Choo revenues increased $1 million, or 0.3%, to $315 million for the six months ended September 30, 2023, compared to $314 million for the six months ended October 1, 2022, which included favorable foreign currency effects of $2 million. On a constant currency basis, revenue decreased $1 million, or 0.3%, primarily attributable to lower revenues in the Americas, partially offset by increased revenue in EMEA.
•Michael Kors revenues decreased $209 million, or 11.1%, to $1.666 billion for the six months ended September 30, 2023, compared to $1.875 billion for the six months ended October 1, 2022, which included favorable foreign currency effects of $6 million. On a constant currency basis, revenue decreased $215 million, or 11.5%, primarily due to lower revenues in the Americas.
Gross Profit
Gross profit decreased $208 million, or 11.2%, to $1.644 billion for the six months ended September 30, 2023, compared to $1.852 billion for the six months ended October 1, 2022, which included net favorable foreign currency effects of $20 million. Gross profit as a percentage of total revenue was 65.2% for the six months ended September 30, 2023, compared to 66.8% for the six months ended October 1, 2022. The decrease in gross profit margin primarily related to lower full price sell-through, mainly in the Americas, partially offset by lower supply chain costs for the six months ended September 30, 2023, as compared to the six months ended October 1, 2022.
Total Operating Expenses
Total operating expenses increased $95 million, or 6.9%, to $1.464 billion for the six months ended September 30, 2023, compared to $1.369 billion for the six months ended October 1, 2022. Our operating expenses included a net unfavorable foreign currency impact of approximately $7 million. Total operating expenses increased to 58.1% as a percentage of total revenue for the six months ended September 30, 2023, compared to 49.4% for the six months ended October 1, 2022. The components that comprise total operating expenses are explained below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $89 million, or 7.0%, to $1.353 billion for the six months ended September 30, 2023, compared to $1.264 billion for the six months ended October 1, 2022. As a percentage of total revenue, selling, general and administrative expenses increased to 53.7% for the six months ended September 30, 2023, compared to 45.6% for the six months ended October 1, 2022, primarily due to increased marketing investments, retail store costs and unallocated corporate expenses and deleveraging of operating expenses on lower revenue for the six months ended September 30, 2023.
Unallocated corporate expenses, which are included within selling, general and administrative expenses discussed above, but are not directly attributable to a reportable segment, increased $27 million, or 23.5%, to $142 million for the six months ended September 30, 2023 as compared to $115 million for the six months ended October 1, 2022, primarily due to an increase in professional fees and information technology costs related to the ongoing ERP system implementation and Capri transformation projects.
Depreciation and Amortization
Depreciation and amortization increased $5 million, or 5.7%, to $93 million for the six months ended September 30, 2023, compared to $88 million for the six months ended October 1, 2022. Depreciation and amortization increased to 3.7% as a percentage of total revenue for the six months ended September 30, 2023, compared to 3.2% for the six months ended October 1, 2022. The increase in depreciation and amortization expense was primarily attributable to higher depreciation due to information technology assets associated with Capri transformation projects which are now in service.
Impairment of Assets
For the six months ended September 30, 2023, we recognized asset impairment charges of $20 million primarily related to operating lease right-of-use assets at certain Versace and Michael Kors store locations. For the six months ended October 1, 2022, we recognized asset impairment charges of $11 million primarily related to operating lease right-of-use assets at certain Michael Kors store locations. See Note 12 to the accompanying consolidated financial statements for additional information.

Restructuring and Other (Income) Expense
During the six months ended September 30, 2023, we recorded other income of $2 million, primarily related to a $10 million gain on the sale of a long-lived corporate asset, partially offset by expenses related to equity awards issued in connection with the acquisition of Versace. During the six months ended October 1, 2022, we recorded expenses of $6 million, primarily related to equity awards associated with the acquisition of Versace. See Note 9 to the accompanying consolidated financial statements for additional information.
Restructuring and other (income) expense is not evaluated as part of our reportable segments’ results (see Segment Information above for additional information).
Income from Operations
As a result of the foregoing, income from operations decreased $303 million, to $180 million for the six months ended September 30, 2023, compared to $483 million for the six months ended October 1, 2022. Income from operations as a percentage of total revenue decreased to 7.1% for the six months ended September 30, 2023, compared to 17.4% for the six months ended October 1, 2022. See Segment Information above for a reconciliation of our segment operating income to total operating income.

	Six Months Ended
(in millions)	September 30, 2023	October 1, 2022	$ Change	% Change
Income from operations:
Versace	$38	$114	$(76)	(66.7)%
Jimmy Choo	7	27	(20)	(74.1)%
Michael Kors	299	470	(171)	(36.4)%
Total segment income from operations	$344	$611	$(267)	(43.7)%
Operating Margin:
Versace	7.1%	19.6%
Jimmy Choo	2.2%	8.6%
Michael Kors	17.9%	25.1%
•Versace recorded income from operations of $38 million, compared to $114 million for the six months ended October 1, 2022. Operating margin decreased from 19.6% for the six months ended October 1, 2022, to 7.1% for the six months ended September 30, 2023, primarily due to increased marketing investments, particularly related to the timing of the fall fashion show which occurred in the first quarter of this fiscal year, increased retail store costs, deleveraging of operating expenses on lower revenues and lower full price sell-through compared to the prior year.
•Jimmy Choo recorded income from operations of $7 million, compared to $27 million for the six months ended October 1, 2022. Operating margin decreased from 8.6% for the six months ended October 1, 2022, to 2.2% for the six months ended September 30, 2023, primarily due to increased retail store costs and marketing investments.
•Michael Kors recorded income from operations of $299 million, compared to $470 million for the six months ended October 1, 2022. Operating margin decreased from 25.1% for the six months ended October 1, 2022, to 17.9% for the six months ended September 30, 2023, primarily due to increased marketing investments, deleveraging of operating expenses on lower revenues and lower full price sell-through, mainly in the Americas, partially offset by lower supply chain costs compared to the prior year.
Interest Expense, net
For the six months ended September 30, 2023, we recognized $11 million of interest expense, net, compared to $1 million of interest expense, net, for the six months ended October 1, 2022. The $10 million increase in interest expense, net, is primarily due to higher effective interest rates and higher average borrowings on our outstanding debt, partially offset by higher interest income from our net investment hedges (see Note 10 and Note 13 to the accompanying consolidated financial statements for additional information).

Foreign Currency Loss (Gain)
For the six months ended September 30, 2023, we recognized a net foreign currency loss of $18 million, primarily attributable to the remeasurement of intercompany loans with certain of our subsidiaries. For the six months ended October 1, 2022, we recognized a net foreign currency gain of $7 million, primarily attributable to a gain related to an undesignated forward foreign currency exchange contract, partially offset by losses attributable to intercompany transactions among our subsidiaries.
Provision for Income Taxes
For the six months ended September 30, 2023, we recognized $13 million of income tax expense compared to $63 million for the six months ended October 1, 2022. Our effective tax rate was 8.6% and 12.9% for the six months ended September 30, 2023 and October 1, 2022, respectively. In the current year, the lower effective tax rate was primarily related to a decrease in uncertain tax positions due to the effective settlement of certain outstanding audits, as well as the release of a valuation allowance on Korean deferred tax assets. The decrease was partially offset by a tax-deductible foreign exchange related loss recognized during the prior year. See Note 16 to the accompanying consolidated financial statements for additional information regarding the effective tax rate for the current fiscal year.
Our effective tax rate may fluctuate from time to time due to the effects of changes in United States federal, state and local taxes and tax rates in foreign jurisdictions. In addition, factors such as the geographic mix of earnings, enacted tax legislation and the results of various global tax strategies, may also impact our effective tax rate in future periods.
Net Income Attributable to Capri
As a result of the foregoing, our net income decreased $287 million to $138 million for the six months ended September 30, 2023, compared to $425 million for the six months ended October 1, 2022.

Liquidity and Capital Resources
Liquidity
Our primary sources of liquidity are the cash flows generated from operations, along with borrowings available under our credit facilities (see below discussion regarding “Revolving Credit Facilities”) and available cash and cash equivalents. Our primary use of this liquidity is to fund the ongoing cash requirements, including our working capital needs and capital investments in our business, debt repayments, acquisitions, returns of capital, including share repurchases and other corporate activities. We believe that the cash generated from operations, together with borrowings available under our revolving credit facilities and available cash and cash equivalents, will be sufficient to meet our working capital needs for the next 12 months and beyond, including investments made and expenses incurred in connection with our store growth plans, investments in corporate and distribution facilities, continued systems development, e-commerce and marketing initiatives. We spent $90 million on capital expenditures during the six months ended September 30, 2023.
The Capri transformation program represents a multi-year, multi-project initiative extending through Fiscal 2026 intended to improve the operating effectiveness and efficiency of our organization by creating best in class shared platforms across our brands and by expanding our digital capabilities. These initiatives cover multiple aspects of our operations including supply chain, marketing, omni-channel customer experience, e-commerce, data analytics and IT infrastructure. From Fiscal 2024 through Fiscal 2026, we expect expenditures of up to $220 million related to these efforts.
The Company is also in progress with a multi-year ERP implementation which includes accounting, finance and wholesale and retail inventory solutions in order to create standardized finance IT applications across our organization. This ERP implementation will continue through Fiscal 2026 and we expect expenditures up to $170 million related to these initiatives.
The following table sets forth key indicators of our liquidity and capital resources (in millions):

	As of
	September 30, 2023	April 1, 2023
Balance Sheet Data:
Cash and cash equivalents	$238	$249
Working capital	$746	$420
Total assets	$7,346	$7,295
Short-term debt	$15	$5
Long-term debt	$2,079	$1,822

	Six Months Ended
	September 30, 2023	October 1, 2022
Cash Flows (Used In) Provided By:
Operating activities	$(97)	$39
Investing activities	$(90)	$323
Financing activities	$198	$(209)
Effect of exchange rate changes	$(23)	$(106)
Net (decrease) increase in cash and cash equivalents	$(12)	$47
Cash (Used in) Provided by Operating Activities
Net cash used in operating activities was $97 million during the six months ended September 30, 2023, as compared to net cash provided by operating activities of $39 million for the six months ended October 1, 2022. The increase in net cash used in operating activities were primarily attributable to a decrease in our net income after non-cash adjustments, offset by improvement in working capital mainly driven by the stabilization of inventory levels compared to prior year.
Cash (Used in) Provided by Investing Activities
Net cash used in investing activities was $90 million during the six months ended September 30, 2023, as compared to net cash provided by investing activities of $323 million during the six months ended October 1, 2022. The increase in net cash used in investing activities were primarily attributable to the settlement of net investment hedges of $409 million during the six months ended October 1, 2022.
Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities was $198 million during the six months ended September 30, 2023, as compared to net cash used in financing activities of $209 million during the six months ended October 1, 2022. The increase in net cash provided by financing activities of $407 million was primarily attributable to a decrease in cash payments to repurchase our ordinary shares of $557 million compared to prior year, offset by lower net debt borrowings of $149 million.

Debt Facilities
The following table presents a summary of our borrowing capacity and amounts outstanding as of September 30, 2023 and April 1, 2023 (in millions):

	As of
	September 30, 2023	April 1, 2023
Senior Unsecured Revolving Credit Facility:
Revolving Credit Facility (excluding up to a $500 million accordion feature) (1)
Total availability	$1,500	$1,500
Borrowings outstanding (2)	1,143	874
Letter of credit outstanding	3	3
Remaining availability	$354	$623

Versace Term Loan (450 Million Euro)
Borrowings outstanding, net of debt issuance costs (3)	$475	$487

Senior Notes due 2024
Borrowings outstanding, net of debt issuance costs and discount amortization (2)	$449	$449

Other Borrowings (4)	$27	$17

Hong Kong Uncommitted Credit Facility:
Total availability (70 million Hong Kong Dollars) (5)	$9	$9
Borrowings outstanding	—	—
Remaining availability (70 million Hong Kong Dollars)	$9	$9

China Uncommitted Credit Facility:
Total availability (75 million Chinese Yuan) (5)	$10	$11
Borrowings outstanding	—	—
Total and remaining availability (75 million Chinese Yuan)	$10	$11

Japan Credit Facility:
Total availability (1.0 billion Japanese Yen)	$7	$8
Borrowings outstanding	—	—
Remaining availability (1.0 billion Japanese Yen)	$7	$8

Versace Uncommitted Credit Facilities:
Total availability (40 million Euro) (5)	$42	$43
Borrowings outstanding	—	—
Remaining availability (40 million Euro)	$42	$43

Total borrowings outstanding (1)	$2,094	$1,827
Total remaining availability	$422	$694

(1)The financial covenant in our 2022 Credit Facility requires us to comply with the quarterly maximum net leverage ratio test of 4.00 to 1.0. As of September 30, 2023 and April 1, 2023, we were in compliance with all covenants related to our agreements then in effect governing our debt. See Note 10 to the accompanying consolidated financial statements for additional information.
(2)As of September 30, 2023 and April 1, 2023, all amounts are recorded as long-term debt in our consolidated balance sheets.

(3)On December 5, 2022, Gianni Versace S.r.l., our wholly owned subsidiary, entered into a credit facility, which provides a senior unsecured term loan in an aggregate principal amount of €450 million. As of September 30, 2023 and April 1, 2023, all amounts are recorded as long-term debt in our consolidated balance sheets.
(4)The balance as of September 30, 2023 consists of $14 million related to our supplier financing program recorded within short-term debt in our consolidated balance sheets, $11 million related to the sale of certain Versace tax receivables, with $1 million and $10 million, respectively, recorded within short-term debt and long-term debt in our consolidated balance sheets and $2 million of other loans recorded as long-term debt in our consolidated balance sheets. The balance as of April 1, 2023 consists of $4 million related to our supplier finance program recorded within short-term debt in our consolidated balance sheets, $11 million related to the sale of certain Versace tax receivables, with $1 million and $10 million recorded within short-term debt and long-term debt, respectively, in our consolidated balance sheets.
(5)The balance as of September 30, 2023 and April 1, 2023 represents the total availability of the credit facility, which excludes bank guarantees.
We believe that our 2022 Credit Facility is adequately diversified with no undue concentration in any one financial institution. As of September 30, 2023, there were 17 financial institutions participating in the facility, with none maintaining a maximum commitment percentage in excess of 10%. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the 2022 Credit Facility.
See Note 10 in the accompanying financial statements and Note 11 in our Fiscal 2023 Annual Report on Form 10-K for detailed information relating to our credit facilities and debt obligations.
Share Repurchase Program
The following table presents our treasury share repurchases during the six months ended September 30, 2023 and October 1, 2022 (dollars in millions):

	Six Months Ended
	September 30, 2023	October 1, 2022
Cost of shares repurchased under share repurchase program	$100	$650
Fair value of shares withheld to cover tax obligations for vested restricted share awards	6	13
Total cost of treasury shares repurchased	$106	$663

Shares repurchased under share repurchase program	2,637,102	13,183,355
Shares withheld to cover tax withholding obligations	172,112	273,197
	2,809,214	13,456,552
On June 1, 2022, the Company announced its Board of Directors authorized a new share repurchase program (the “Fiscal 2023 Plan”) pursuant to which we may, from time to time, repurchase up to $1.0 billion of our outstanding ordinary shares within a period of two years from the effective date of the program.
On November 9, 2022, the Company announced its Board of Directors approved a new share repurchase program (the “Existing Share Repurchase Plan”) to purchase up to $1.0 billion of our outstanding ordinary shares, providing additional capacity to return cash to shareholders over the longer term. This new two-year program replaced the Fiscal 2023 Plan. As of September 30, 2023, the remaining availability under the Existing Share Repurchase Plan was $300 million.
Share repurchases may be made in open market or privately negotiated transactions and/or pursuant to Rule 10b5-1 trading plans, subject to market conditions, applicable legal requirements, trading restrictions under our insider trading policy and other relevant factors; however, pursuant to the terms of the Merger Agreement, and subject to certain limited exceptions, we may not repurchase our ordinary shares other than the acceptance of our ordinary shares as payment of the exercise price of our options or for withholding taxes in respect of our equity awards. Accordingly, we did not repurchase any of our ordinary shares during the three months ended September 30, 2023 pursuant to the Existing Share Repurchase Plan, and we do not expect to repurchase any of our ordinary shares in connection with the Existing Share Repurchase Plan prior to the Merger or earlier termination of the Merger Agreement, except withhold to cover, which these shares relate to.

Contractual Obligations and Commercial Commitments
Please refer to the “Contractual Obligations and Commercial Commitments” disclosure within the “Liquidity and Capital Resources” section of our Fiscal 2023 Form 10-K for a detailed disclosure of our other contractual obligations and commitments as of April 1, 2023.
Off-Balance Sheet Arrangements
We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. Our off-balance sheet commitments relating to our outstanding letters of credit were $33 million at September 30, 2023, including $30 million in letters of credit issued outside of the 2022 Credit Facility. In addition, as of September 30, 2023, bank guarantees of approximately $37 million were supported by our various credit facilities. We do not have any other off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.
Recent Accounting Pronouncements
See Note 3 to the accompanying interim consolidated financial statements for recently issued accounting standards, which may have an impact on our financial statements and/or disclosures upon adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks during the normal course of our business, such as risk arising from fluctuations in foreign currency exchange rates, as well as fluctuations in interest rates. In order to manage these risks, we employ certain strategies to mitigate the effect of these fluctuations. We enter into foreign currency forward contracts, net investment hedges, and fair value hedges to manage our foreign currency exposure to the fluctuations of certain foreign currencies. We do not use derivatives for trading or speculative purposes.
Foreign Currency Exchange Risk
Forward Foreign Currency Exchange Contracts
We are exposed to risks on certain purchase commitments to foreign suppliers based on the value of our purchasing subsidiaries’ local currency relative to the currency requirement of the supplier on the date of the commitment. As such, we enter into forward foreign currency exchange contracts that generally mature in 12 months or less and are consistent with the related purchase commitments, to manage our exposure to the changes in the value of the Euro and the Canadian Dollar. These contracts are recorded at fair value in our consolidated balance sheets as either an asset or liability, and are derivative contracts to hedge cash flow risks. Certain of these contracts are designated as hedges for hedge accounting purposes, while certain of these contracts are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of the majority of these contracts at the balance sheet date are recorded in equity as a component of accumulated other comprehensive income, and upon maturity (settlement) are recorded in, or reclassified into, cost of goods sold or operating expenses, in our consolidated statements of operations and comprehensive income as applicable to the transactions for which the forward foreign currency exchange contracts were established.
There were no forward foreign currency exchange contracts outstanding as of September 30, 2023 and as a result we were not required to perform a sensitivity analysis.
Net Investment Hedges
We are exposed to adverse foreign currency exchange rate movements related to our net investment hedges. As of September 30, 2023, we have multiple fixed to fixed cross-currency swap agreements with aggregate notional amounts of $2.5 billion to hedge our net investment in CHF denominated subsidiaries against future volatility in the exchange rates between the United States dollar and CHF. Under the terms of these contracts, we will exchange the semi-annual fixed rate payments on United States notional amounts for fixed rate payments of 0% in CHF. Based on the net investment hedges outstanding as of September 30, 2023, a 10% appreciation or devaluation of the United States dollar compared to the level of foreign currency exchange rates for currencies under contract as of September 30, 2023, would result in a net increase or decrease, respectively, of approximately $236 million in the fair value of these contracts. These contracts have maturity dates between September 2024 and June 2028.
As of September 30, 2023, we have multiple float-to-float cross-currency swap agreements with aggregate notional amounts of $1 billion to hedge our net investment in Euro denominated subsidiaries against future volatility in the exchange rates between the United States dollar and Euro. We will exchange Euro floating rate payments based on EURIBOR for the United States dollar floating rate amounts based on SOFR CME Term over the life of the agreement. The fixed rate component of semi-annual Euro payments range from 1.149% to 1.215%. Based on the net investment hedges outstanding as of September 30, 2023, a 10% appreciation or devaluation of the United States dollar compared to the level of foreign currency exchange rates for currencies under contract as of September 30, 2023, would result in a net increase or decrease, respectively, of approximately $106 million in the fair value of these contracts. These contracts have maturity dates between May 2028 and August 2030.
As of September 30, 2023, we have multiple fixed to fixed cross-currency swap agreements with aggregate notional amounts of $350 million to hedge our net investment in Euro denominated subsidiaries against future volatility in the exchange rates between the United States dollar and Euro. Under the terms of these contracts, we will exchange the semi-annual fixed rate payments on United States notional amounts for fixed rate payments of 0% in Euros. Based on the net investment hedges outstanding as of September 30, 2023, a 10% appreciation or devaluation of the United States dollar compared to the level of foreign currency exchange rates for currencies under contract as of September 30, 2023, would result in a net increase or decrease, respectively, of approximately $30 million in the fair value of these contracts. These contracts have maturity dates between January 2027 and April 2027.
As of September 30, 2023, we have multiple fixed to fixed cross-currency swap agreements with aggregate notional amounts of €1.15 billion to hedge our net investments in GBP denominated subsidiaries against future volatility in the exchange rates between the Euro and British pound. Under the terms of these contracts, we will exchange the semi-annual fixed rate payments on GBP notional amounts for fixed rate payments of 0% in Euro. Based on the net investment hedges outstanding as of September 30, 2023, a 10% appreciation or devaluation of the British pound compared to the level of foreign currency exchange rates for currencies under contract as of September 30, 2023, would result in a net increase or decrease, respectively, of approximately £93 million (approximately $113 million) in the fair value of these contracts. These contracts have maturity dates between November 2024 and November 2027.
As of September 30, 2023, we have multiple fixed to fixed cross-currency swap agreements with aggregate notional amounts of $294 million to hedge our net investments in Japanese Yen denominated subsidiaries against future volatility in the exchange rates between the United States dollar and the Japanese Yen. Under the term of these contracts, we will exchange the semi-annual fixed rate payments on United States notional amounts for fixed rate payments of 0% to 2.665% in Japanese Yen. Based on the net investment hedges outstanding as of September 30, 2023, a 10% appreciation or devaluation of the United States dollar compared to the level of foreign currency exchange rates for currencies under contract as of September 30, 2023, would result in a net increase or decrease, respectively, of approximately $33 million in the fair value of these contracts. These contracts have maturity dates between May 2027 and February 2051. In addition, certain other contracts are supported by a credit support annex (“CSA”) which provides for collateral exchange with the earliest effective date being September 2027. If the outstanding position of a contract exceeds a certain threshold governed by the aforementioned CSA’s, either party is required to post cash collateral.
Fair Value Hedges
We are exposed to transaction risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany loans which will impact earnings on a consolidated basis. To manage the exchange rate risk related to these balances, we enter into fair value forward cross-currency swap agreements to hedge its exposure in GBP denominated subsidiaries on a Euro denominated intercompany loan. As of September 30, 2023, the total notional values of outstanding fair value cross-currency swaps related to these loans were €1 billion. Based on the fair value hedges outstanding as of September 30, 2023, a 10% appreciation or devaluation of the British pound compared to the level of foreign currency exchange rates for currencies under contract as of September 30, 2023, would result in a net increase or decrease, respectively, of approximately £83 million (approximately $101 million) in the fair value of these contracts. These contracts have maturity dates between March 2025 and March 2026.
Interest Rate Risk
We are exposed to interest rate risk in relation to borrowings outstanding under our 2022 Credit Facility, our Versace Term Loan, our Hong Kong Credit Facility, our Japan Credit Facility and our Uncommitted Versace Credit Facilities. Our 2022 Credit Facility carries interest rates that are tied to the prime rate and other institutional lending rates (depending on the particular origination of borrowing), as further described in Note 10 to the accompanying consolidated financial statements. Our Versace Term Loan carries interest rates that are tied to EURIBOR. Our Hong Kong Credit Facility carries interest at a rate that is tied to the Hong Kong Interbank Offered Rate. Our China Credit Facility carries interest at a rate that is tied to the People’s Bank of China’s Benchmark lending rate. Our Japan Credit Facility carries interest at a rate posted by the Mitsubishi UFJ Financial Group. Our Uncommitted Versace Credit Facilities carries interest at a rate set by the bank on the date of borrowing that is tied to the European Central Bank. Therefore, our consolidated statements of operations and comprehensive income and cash flows are exposed to changes in those interest rates. At September 30, 2023, we had $1.143 billion borrowings outstanding under our 2022 Credit Facility, $475 million outstanding, net of debt issuance costs, under our Versace Term Loan and no borrowings outstanding under our Uncommitted Versace Credit Facilities. At April 1, 2023, we had $874 million borrowings outstanding under our 2022 Credit Facility, $487 million, outstanding, net of debt issuance costs, under our Versace Term Loan and no borrowings outstanding under all other Credit Facilities. These balances are not indicative of future balances that may be outstanding under our revolving credit facilities that may be subject to fluctuations in interest rates. Any increases in the applicable interest rate(s) would cause an increase to the interest expense relative to any outstanding balance at that date.
Credit Risk
As of September 30, 2023, our $450 million Senior Notes, due in 2024, bear interest at a fixed rate equal to 4.250% per year, payable semi-annually. Our Senior Notes interest rate payable may be subject to adjustments from time to time if either Moody’s or S&P (or a substitute rating agency), downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the Senior Notes.
On an overall basis, our exposure to market risk has not significantly changed from what we reported in our Annual Report on Form 10-K. Macroeconomic conditions and inflationary pressures continue to present new and emerging uncertainty to the financial markets. See Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 1, 2023 for additional information.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2023. This evaluation was performed based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), the 2013 Framework. Based on this assessment, our CEO and CFO concluded that our disclosure controls and procedures as of September 30, 2023 are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
Except as discussed below, there have been no changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Ordinary Course Litigation. We are involved in various routine legal proceedings incident to the ordinary course of our business. We believe that the outcome of all pending legal proceedings, in the aggregate, will not have a material adverse effect on our business, results of operations and financial condition.

Merger-Related Litigation. In connection with the Merger Agreement, a number of complaints have been filed in federal and state court as individual actions, which we refer to collectively as the “Complaints”. The Complaints allege that the preliminary proxy statement filed by Capri on September 8, 2023 in connection with the Merger Agreement (the “Preliminary Proxy”) or the definitive proxy statement filed by Capri on September 20, 2023 (the “Definitive Proxy,” and together with the Preliminary Proxy, the “Merger Proxy”), as applicable, misrepresents and/or omits certain purportedly material information. The Complaints also assert violations of Sections 14(a) and 20(a) of the U.S. Securities Exchange Act of 1934, as amended, and Rule 14a-9 promulgated thereunder against Capri and the Board of Directors. The Complaints seek, among other things: (i) an injunction enjoining the consummation of the Merger and the other transactions contemplated by the Merger Agreement; (ii) rescission or rescissory damages in the event the Merger and the other transactions contemplated by the Merger Agreement are consummated; (iii) direction that defendants account for all damages suffered as a result of any wrongdoing; (iv) costs of the action, including plaintiffs’ attorneys’ and expert fees and expenses; and (v) other relief the court may deem just and proper. In addition to the Complaints, purported shareholders of Capri have sent demand letters (which we refer to as the “Demands,” and together with the Complaints, the “Matters”) alleging similar deficiencies regarding the disclosures made in the Merger Proxy. However, in order to avoid the risk that the Matters delay or otherwise adversely affect the Merger, and to minimize the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, Capri provided supplemental disclosures to the Merger Proxy in Capri's Current Report on Form 8-K, filed with the SEC on October 17, 2023. Capri management believes that the Matters are without merit. Capri cannot provide assurance regarding the outcomes of the Matters and may be subject to additional demands or filed actions. If additional similar complaints or demands are filed or sent, absent new or significantly different allegations, Capri will not necessarily disclose such additional filings or demands.

ITEM 1A. RISK FACTORS
There are no material changes from the risk factors previously disclosed in Part I, Item IA. Risk Factors, in our Annual Report on Form 10-K for the year ended April 1, 2023 as supplemented by the risk factors included in Part I, Item IA. Risk Factors, in our Quarterly Report on Form 10-Q for the quarter ended July 1, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
The following table provides information of our ordinary shares repurchased or withheld during the three months ended September 30, 2023:

	Total Number of Shares(1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Dollar Value of Shares That May Be Purchased Under the Programs (in millions)
July 2 - July 29	—	$—	—	$300
July 30 - August 26	8,273	$36.02	—	$300
August 27 - September 30	—	$—	—	$300
	8,273		—
(1)Share repurchases may be made in open market or privately negotiated transactions and/or pursuant to Rule 10b5-1 trading plans, subject to market conditions, applicable legal requirements, trading restrictions under the our insider trading policy and other relevant factors; however, pursuant to the terms of the Merger Agreement, and subject to certain limited exceptions, we may not repurchase our ordinary shares other than the acceptance of our ordinary shares as payment of the exercise price of our options or for withholding taxes in respect of our equity awards. Accordingly, we did not repurchase any of our ordinary shares during the three months ended September 30, 2023 pursuant to the Existing Share Repurchase Plan, and we do not expect to repurchase any of our ordinary shares in connection with the Existing Share Repurchase Plan prior to the Merger or earlier termination of the Merger Agreement, except withhold to cover, which these shares relate to.

ITEM 6. EXHIBITS
a. Exhibits
Please refer to the accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 9, 2023.

CAPRI HOLDINGS LIMITED

By:	/s/ John D. Idol
Name:	John D. Idol
Title:	Chairman & Chief Executive Officer

By:	/s/ Thomas J. Edwards, Jr.
Name:	Thomas J. Edwards, Jr.
Title:	Executive Vice President, Chief Financial Officer and Chief Operating Officer

INDEX TO EXHIBITS

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of August 10, 2023, by and among Capri Holdings Limited, Tapestry, Inc. and Sunrise Merger Sub, Inc. (included as Exhibit 2.1 to the Company’s 8-K (File No. 001-35368), filed on August 10, 2023 and incorporated herein by reference).

10.1	Form of Special Bonus Award Agreement.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2023 formatted in Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.