Form 10-Q
period 2023-12-30
Capri Holdings Ltd
filed 2024-02-08
CIK 1530721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2023
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
As of January 31, 2024, Capri Holdings Limited had 116,566,663 ordinary shares outstanding.

Special Note on Forward-Looking Statements
This report contains statements which are, or may be deemed to be, “forward-looking statements.” Forward-looking statements are prospective in nature and are not based on historical facts, but rather on current expectations and projections of management of Capri Holdings Limited (“Capri” or the “Company”) about future events and are therefore subject to risks and uncertainties which could cause actual results to differ materially from the future results expressed or implied by the forward-looking statements. All statements other than statements of historical facts included herein, may be forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “plans”, “believes”, “expects”, “intends”, “will”, “should”, “could”, “would”, “may”, “anticipates”, “might” or similar words or phrases, are forward-looking statements. These forward-looking statements are not guarantees of future financial performance. Such forward-looking statements involve known and unknown risks and uncertainties that could significantly affect expected results and are based on certain key assumptions, which could cause actual results to differ materially from those projected or implied in any forward-looking statements, including regarding the pending merger with a wholly-owned subsidiary Tapestry, Inc. (the “Merger”). These risks, uncertainties and other factors include, but are not limited to, changes in consumer traffic and retail trends; fluctuations in demand for Capri’s products; high consumer debt levels, recession and inflationary pressures; loss of market share and industry competition; the impact of the COVID-19 pandemic, or other unforeseen epidemics, pandemics, disasters or catastrophes, levels of cash flow and future availability of credit, Capri’s ability to successfully execute its growth strategies; risks associated with operating in international markets and global sourcing activities, including disruptions or delays in manufacturing or shipments; the risk of cybersecurity threats and privacy of data security breaches; extreme weather conditions and natural disasters; general economic, political, business or market conditions; acts of war and other geopolitical conflicts; the timing, receipt and terms and conditions of any required governmental and regulatory approvals for the pending Merger that could delay or result in the termination of the pending Merger, the occurrence of any other event, change or other circumstances that could give rise to the termination of the merger agreement entered into in connection with the pending Merger, the risk that the parties to the merger agreement may not be able to satisfy the conditions to the pending Merger in a timely manner or at all, risks related to disruption of management time from ongoing business operations due to the pending Merger, the risk that any announcements relating to the pending Merger could have adverse effects on the market price of Capri’s ordinary shares, the risk of any unexpected costs or expenses resulting from the pending Merger, the risk of any litigation relating to the pending Merger, the risk that the pending Merger and its announcement could have an adverse effect on the ability of Capri to retain customers and retain and hire key personnel and maintain relationships with customers, suppliers, employees, shareholders and other business relationships and on its operating results and business generally, as well as those risks that are outlined in Capri’s disclosure filings and materials, which you can find on http://www.capriholdings.com, such as its Form 10-K, Form 10-Q and Form 8-K reports that have been filed with the SEC. Please consult these documents for a more complete understanding of these risks and uncertainties. Any forward-looking statement in this report speaks only as of the date made and Capri disclaims any obligation to update or revise any forward-looking or other statements contained herein other than in accordance with legal and regulatory obligations.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	December 30, 2023	April 1, 2023
Assets
Current assets
Cash and cash equivalents	$249	$249
Receivables, net	339	369
Inventories, net	1,020	1,057
Prepaid expenses and other current assets	310	195
Total current assets	1,918	1,870
Property and equipment, net	560	552
Operating lease right-of-use assets	1,485	1,330
Intangible assets, net	1,727	1,728
Goodwill	1,319	1,293
Deferred tax assets	371	296
Other assets	237	226
Total assets	$7,617	$7,295
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$370	$475
Accrued payroll and payroll related expenses	105	154
Accrued income taxes	74	73
Short-term operating lease liabilities	408	429
Short-term debt	461	5
Accrued expenses and other current liabilities	397	314
Total current liabilities	1,815	1,450
Long-term operating lease liabilities	1,459	1,348
Deferred tax liabilities	519	508
Long-term debt	1,383	1,822
Other long-term liabilities	506	318
Total liabilities	5,682	5,446
Commitments and contingencies
Shareholders’ equity
Ordinary shares, no par value; 650,000,000 shares authorized; 225,904,103 shares issued and 116,262,663 outstanding at December 30, 2023; 224,166,250 shares issued and 117,347,045 outstanding at April 1, 2023	—	—
Treasury shares, at cost (109,641,440 shares at December 30, 2023 and 106,819,205 shares at April 1, 2023)	(5,458)	(5,351)
Additional paid-in capital	1,410	1,344
Accumulated other comprehensive income	31	147
Retained earnings	5,951	5,708
Total shareholders’ equity of Capri	1,934	1,848
Noncontrolling interest	1	1
Total shareholders’ equity	1,935	1,849
Total liabilities and shareholders’ equity	$7,617	$7,295

See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Total revenue	$1,427	$1,512	$3,947	$4,284
Cost of goods sold	499	507	1,375	1,427
Gross profit	928	1,005	2,572	2,857
Selling, general and administrative expenses	749	720	2,102	1,984
Depreciation and amortization	46	43	139	131
Impairment of assets	6	1	26	12
Restructuring and other expense	5	5	3	11
Total operating expenses	806	769	2,270	2,138
Income from operations	122	236	302	719
Other income, net	—	(1)	—	(2)
Interest expense, net	1	12	12	13
Foreign currency (gain) loss	(2)	(3)	16	(10)
Income before income taxes	123	228	274	718
Provision for income taxes	18	3	31	66
Net income	105	225	243	652
Less: Net income attributable to noncontrolling interest	—	—	—	2
Net income attributable to Capri	$105	$225	$243	$650

Weighted average ordinary shares outstanding:
Basic	116,795,382	128,849,793	116,967,118	135,600,276
Diluted	118,163,528	130,364,919	118,003,245	137,050,159
Net income per ordinary share attributable to Capri:
Basic	$0.89	$1.74	$2.07	$4.79
Diluted	$0.88	$1.72	$2.06	$4.74

Statements of Comprehensive Income:
Net income	$105	$225	$243	$652
Foreign currency translation adjustments	(99)	145	(112)	(87)
Net loss on derivatives	—	(5)	(4)	(2)
Comprehensive income	6	365	127	563
Less: Net income attributable to noncontrolling interest	—	—	—	2
Comprehensive income attributable to Capri	$6	$365	$127	$561

See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except share data which is in thousands)
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Income	Retained Earnings	Total Equity of Capri	Non-controlling Interest	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at September 30, 2023	225,768	$—	$1,392	(109,628)	$(5,457)	$130	$5,846	$1,911	$1	$1,912
Net income	—	—	—	—	—	—	105	105	—	105
Other comprehensive loss	—	—	—	—	—	(99)	—	(99)	—	(99)
Total comprehensive income	—	—	—	—	—	—	—	6	—	6
Vesting of restricted awards, net of forfeitures	136	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	18	—	—	—	—	18	—	18
Repurchase of ordinary shares	—	—	—	(13)	(1)	—	—	(1)	—	(1)
Balance at December 30, 2023	225,904	$—	$1,410	(109,641)	$(5,458)	$31	$5,951	$1,934	$1	$1,935

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Income	Retained Earnings	Total Equity of Capri	Non-controlling Interest	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at April 1, 2023	224,166	$—	$1,344	(106,819)	$(5,351)	$147	$5,708	$1,848	$1	$1,849
Net income	—	—	—	—	—	—	243	243	—	243
Other comprehensive loss	—	—	—	—	—	(116)	—	(116)	—	(116)
Total comprehensive income	—	—	—	—	—	—	—	127	—	127
Vesting of restricted awards, net of forfeitures	1,724	—	—	—	—	—	—	—	—	—
Exercise of employee share options	14	—	1	—	—	—	—	1	—	1
Share-based compensation expense	—	—	65	—	—	—	—	65	—	65
Repurchase of ordinary shares	—	—	—	(2,822)	(107)	—	—	(107)	—	(107)
Balance at December 30, 2023	225,904	$—	$1,410	(109,641)	$(5,458)	$31	$5,951	$1,934	$1	$1,935

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

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	December 30, 2023	December 31, 2022
Cash flows from operating activities
Net income	$243	$652
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	139	131
Share-based compensation expense	65	60
Deferred income taxes	(4)	(10)
Impairment of assets	26	12
Changes to lease related balances, net	(79)	(87)
Foreign currency loss	10	10
Other non-cash adjustments	9	4
Change in assets and liabilities:
Receivables, net	27	48
Inventories, net	34	(124)
Prepaid expenses and other current assets	(114)	(60)
Accounts payable	(107)	(31)
Accrued expenses and other current liabilities	18	45
Other long-term assets and liabilities	(2)	(34)
Net cash provided by operating activities	265	616
Cash flows from investing activities
Capital expenditures	(139)	(168)
Settlement of net investment hedges	—	409
Net cash (used in) provided by investing activities	(139)	241
Cash flows from financing activities
Debt borrowings	1,309	3,433
Debt repayments	(1,319)	(3,121)
Debt issuance costs	—	(5)
Repurchase of ordinary shares	(107)	(964)
Exercise of employee share options	1	6
Net cash used in financing activities	(116)	(651)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11)	(94)
Net (decrease) increase in cash, cash equivalents and restricted cash	(1)	112
Beginning of period	256	172
End of period	$255	$284
Supplemental disclosures of cash flow information
Cash paid for interest	$74	$47
Net cash paid for income taxes	$130	$113
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$25	$51
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
The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned or controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The interim consolidated financial statements as of December 30, 2023 and for the three and nine months ended December 30, 2023 and December 31, 2022 are unaudited. The Company consolidates the results of its Versace business on a one-month lag, as consistent with prior periods. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with U.S. GAAP. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended April 1, 2023, as filed with the Securities and Exchange Commission on May 31, 2023, in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full fiscal year.
The Company utilizes a 52- to 53-week fiscal year and the term “Fiscal Year” or “Fiscal” refers to that 52- or 53-week period. The results for the three and nine months ended December 30, 2023 and December 31, 2022 are based on 13-week and 39-week periods, respectively. The Company’s Fiscal Year 2024 is a 52-week period ending March 30, 2024.
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
Cash, Cash Equivalents and Restricted Cash
All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Included in the Company’s cash and cash equivalents as of December 30, 2023 and April 1, 2023 are credit card receivables of $33 million and $22 million, respectively, which generally settle within two to three business days.
A reconciliation of cash, cash equivalents and restricted cash as of December 30, 2023 and April 1, 2023 from the consolidated balance sheets to the consolidated statements of cash flows is as follows (in millions):

	December 30, 2023	April 1, 2023
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$249	$249
Restricted cash included within prepaid expenses and other current assets	6	7
Total cash, cash equivalents and restricted cash shown on the consolidated statements of cash flows	$255	$256
Inventories, net
Inventories primarily consist of finished goods with the exception of raw materials and work in process inventory. The combined total of raw materials and work in process inventory, net, recorded on the Company’s consolidated balance sheets was $46 million and $47 million as of December 30, 2023 and April 1, 2023, respectively.
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
The Company designates certain contracts related to the purchase of inventory that qualify for hedge accounting as cash flow hedges. Formal hedge documentation is prepared for all derivative instruments designated as hedges, including a description of the hedged item and the hedging instrument and the risk being hedged. The changes in the fair value for contracts designated as cash flow hedges is recorded in equity as a component of accumulated other comprehensive income until the hedged item affects earnings. When the inventory related to forecasted inventory purchases that are being hedged is sold to a third party, the gains or losses deferred in accumulated other comprehensive income are recognized within cost of goods sold. The Company uses regression analysis to assess effectiveness of derivative instruments that are designated as hedges, which compares the change in the fair value of the derivative instrument to the change in the related hedged item. If the hedge is no longer expected to be highly effective in the future, future changes in the fair value are recognized in earnings. For those contracts that are not designated as hedges, changes in the fair value are recorded to foreign currency (gain) loss in the Company’s consolidated statements of operations and comprehensive income. The Company classifies cash flows relating to its forward foreign currency exchange contracts for purchases of inventory consistently with the classification of the hedged item, within cash flows from operating activities.
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
Net Investment Hedges
The Company also uses cross-currency swap agreements to hedge its net investments in foreign operations against future volatility in the exchange rates between different currencies. The Company has elected the spot method of designating these contracts under Accounting Standards Update (“ASU”) 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”, and has designated these contracts as net investment hedges. The net gain or loss on the net investment hedge is reported within foreign currency translation adjustments (“CTA”), as a component of accumulated other comprehensive income on the Company’s consolidated balance sheets. Interest accruals and coupon payments are recognized directly in interest expense, net, in the Company’s consolidated statements of operations and comprehensive income. Upon discontinuation of a hedge, all previously recognized amounts remain in CTA until the net investment is sold, diluted or liquidated.
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
Leases

The Company leases retail stores, office space and warehouse space under operating lease agreements that expire at various dates through October 2043. The Company’s leases generally have terms of up to 10 years, generally require fixed annual rent and may require the payment of additional rent if store sales exceed negotiated amounts. Although most of the Company’s equipment is owned, the Company has limited equipment leases that expire on various dates through December 2028. The Company acts as sublessor in certain leasing arrangements, primarily related to closed stores from previous restructuring activities. Fixed sublease payments received are recognized on a straight-line basis over the sublease term. The Company determines the sublease term based on the date it provides possession to the subtenant through the expiration date of the sublease.

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

The following table presents the Company’s supplemental cash flow information related to leases (in millions):

	Nine Months Ended
	December 30, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$386	$373
During the three and nine months ended December 30, 2023, the Company recorded sublease income of $2 million and $6 million, respectively, within selling, general and administrative expenses. During the three and nine months ended December 31, 2022, the Company recorded sublease income of $2 million and $7 million, respectively, within selling, general and administrative expenses.
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
The components of the calculation of basic net income per ordinary share and diluted net income per ordinary share are as follows (in millions, except share and per share data):

	Three Months Ended		Nine Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Numerator:
Net income attributable to Capri	$105	$225	$243	$650
Denominator:
Basic weighted average shares	116,795,382	128,849,793	116,967,118	135,600,276
Weighted average dilutive share equivalents:
Share options and restricted shares/units, and performance restricted share units	1,368,146	1,515,126	1,036,127	1,449,883
Diluted weighted average shares	118,163,528	130,364,919	118,003,245	137,050,159

Basic net income per share (1)	$0.89	$1.74	$2.07	$4.79
Diluted net income per share (1)	$0.88	$1.72	$2.06	$4.74

(1)Basic and diluted net income per share are calculated using unrounded numbers.
During the three and nine months ended December 30, 2023, share equivalents of 192,867 and 307,375 shares, respectively, have been excluded from the above calculations due to their anti-dilutive effect. Share equivalents of 187,547 and 546,607 shares have been excluded from the above calculations for the three and nine months ended December 31, 2022, respectively, due to their anti-dilutive effect.
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
Recently Issued Accounting Pronouncements
The Company has considered all new accounting pronouncements and, other than the recent pronouncements discussed below, has concluded that there are no new pronouncements that may have a material impact on the Company’s results of operations, financial condition or cash flows based on current information.
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ending 2025, and subsequent interim periods, with early adoption permitted. We are evaluating the impact of adopting this ASU on our consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, to enhance transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, on a prospective basis, with early adoption permitted. We are evaluating the impact of adopting this ASU on our consolidated financial statements and related disclosures.
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
Gift Cards. The Company sells gift cards that can be redeemed for merchandise, resulting in a contract liability upon issuance. Revenue is recognized when the gift card is redeemed or upon “breakage” for the estimated portion of gift cards that are not expected to be redeemed. “Breakage” revenue is calculated under the proportional redemption methodology, which considers the historical pattern of redemption in jurisdictions where the Company is not required to remit the value of the unredeemed gift cards as unclaimed property. The contract liability related to gift cards, net of estimated “breakage”, was $15 million and $14 million as of December 30, 2023 and April 1, 2023, respectively, is included within accrued expenses and other current liabilities in the Company’s consolidated balance sheet.

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
As of December 30, 2023, contractually guaranteed minimum fees from the Company’s license agreements expected to be recognized as revenue during future periods were as follows (in millions):

Contractually Guaranteed Minimum Fees
Remainder of Fiscal 2024	$8
Fiscal 2025	33
Fiscal 2026	30
Fiscal 2027	26
Fiscal 2028	18
Fiscal 2029 and thereafter	30
Total	$145
Sales Returns
The refund liability recorded as of December 30, 2023 was $65 million, and the related asset for the right to recover returned product as of December 30, 2023 was $16 million. The refund liability recorded as of April 1, 2023 was $54 million, and the related asset for the right to recover returned product as of April 1, 2023 was $17 million.
Contract Balances
Total contract liabilities were $26 million and $36 million as of December 30, 2023 and April 1, 2023, respectively. For the three and nine months ended December 30, 2023, the Company recognized $21 million and $28 million, respectively, in revenue which related to contract liabilities that existed at April 1, 2023. For the three and nine months ended December 31, 2022, the Company recognized $3 million and $11 million, respectively, in revenue which related to contract liabilities that existed at April 2, 2022. There were no material contract assets recorded as of December 30, 2023 and April 1, 2023.
There were no changes in historical variable consideration estimates that were materially different from actual results.

Disaggregation of Revenue
The following table presents the Company’s segment revenue disaggregated by geographic location (in millions):

	Three Months Ended		Nine Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Versace revenue - the Americas	$73	$85	$251	$320
Versace revenue - EMEA	98	113	339	350
Versace revenue - Asia	56	51	176	162
Total Versace	227	249	766	832

Jimmy Choo revenue - the Americas	48	54	135	151
Jimmy Choo revenue - EMEA	70	70	208	193
Jimmy Choo revenue - Asia	48	44	138	138
Total Jimmy Choo	166	168	481	482

Michael Kors revenue - the Americas	722	777	1,779	2,045
Michael Kors revenue - EMEA	208	212	602	616
Michael Kors revenue - Asia	104	106	319	309
Total Michael Kors	1,034	1,095	2,700	2,970

Total revenue - the Americas	843	916	2,165	2,516
Total revenue - EMEA	376	395	1,149	1,159
Total revenue - Asia	208	201	633	609
Total revenue	$1,427	$1,512	$3,947	$4,284
See Note 3 in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2023 for a complete disclosure of the Company’s revenue recognition policy.
5. Receivables, net
Receivables, net, consist of (in millions):

	December 30, 2023	April 1, 2023
Trade receivables (1)	$365	$412
Receivables due from licensees	25	14
	390	426
Less: allowances	(51)	(57)
Total receivables, net	$339	$369

(1)As of December 30, 2023 and April 1, 2023, $97 million and $96 million, respectively, of trade receivables were insured.
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

The Company’s allowance for credit losses is determined through analysis of periodic aging of receivables and assessments of collectibility based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers and the impact of general economic conditions. The past due status of a receivable is based on its contractual terms. Amounts deemed uncollectible are written off against the allowance when it is probable the amounts will not be recovered. Allowance for credit losses was $11 million and $8 million as of December 30, 2023 and April 1, 2023, respectively. The Company had credit losses of $1 million and $3 million for the three and nine months ended December 30, 2023, respectively. The Company had immaterial credit losses for the three months ended December 31, 2022 and $2 million for the nine months ended December 31, 2022.
6. Property and Equipment, net
Property and equipment, net, consists of (in millions):

	December 30, 2023	April 1, 2023
Leasehold improvements	$537	$577
Computer equipment and software	315	237
Furniture and fixtures	191	216
Equipment	126	106
Building	50	48
In-store shops	41	44
Land	19	18
Total property and equipment, gross	1,279	1,246
Less: accumulated depreciation and amortization	(782)	(784)
Subtotal	497	462
Construction-in-progress	63	90
Total property and equipment, net	$560	$552
Depreciation and amortization of property and equipment for the three and nine months ended December 30, 2023 was $35 million and $106 million, respectively. Depreciation and amortization of property and equipment was $32 million and $97 million for the three and nine months ended December 31, 2022, respectively. The Company recorded $1 million in property and equipment impairment charges for the three months ended December 30, 2023 and $7 million in property and equipment impairment charges for the nine months ended December 30, 2023. The Company recorded no property and equipment impairment charges for the three months ended December 31, 2022 and $2 million in property and equipment impairment charges for the nine months ended December 31, 2022.

7. Intangible Assets and Goodwill

The following table details the carrying values of the Company’s intangible assets and goodwill (in millions):

	December 30, 2023	April 1, 2023
Definite-lived intangible assets:
Reacquired rights	$400	$400
Trademarks	23	23
Customer relationships (1)	407	397
Gross definite-lived intangible assets	830	820
Less: accumulated amortization	(305)	(268)
Net definite-lived intangible assets	525	552

Indefinite-lived intangible assets:
Jimmy Choo brand (2)	287	277
Versace brand (1)	915	899
Net indefinite-lived intangible assets	1,202	1,176

Total intangible assets, excluding goodwill	$1,727	$1,728

Goodwill (3)	$1,319	$1,293

(1)The change in the carrying value since April 1, 2023 reflects the impact of foreign currency translation.
(2)Includes accumulated impairment of $273 million as of December 30, 2023 and April 1, 2023. The change in the carrying value since April 1, 2023 reflects the impact of foreign currency translation.
(3)Includes accumulated impairment of $347 million related to the Jimmy Choo reporting units as of December 30, 2023 and April 1, 2023. The change in the carrying value since April 1, 2023 reflects the impact of foreign currency translation.
Amortization expense for the Company’s definite-lived intangible assets for the three and nine months ended December 30, 2023 was $11 million and $33 million, respectively. Amortization expense for the Company’s definite-lived intangible asset for the three and nine months ended December 31, 2022 was $11 million and $34 million, respectively.
8. Current Assets and Current Liabilities
Prepaid expenses and other current assets consist of the following (in millions):

	December 30, 2023	April 1, 2023
Prepaid taxes	$197	$105
Prepaid contracts	24	22
Interest receivable related to hedges	23	10
Other accounts receivables	9	10
Prepaid insurance	4	2
Other	53	46
Total prepaid expenses and other current assets	$310	$195

Accrued expenses and other current liabilities consist of the following (in millions):

	December 30, 2023	April 1, 2023
Return liabilities	$65	$54
Other taxes payable	52	32
Accrued advertising and marketing	42	26
Accrued capital expenditures	25	33
Accrued rent (1)	22	18
Professional services	20	14
Accrued interest	18	16
Gift cards and retail store credits	15	14
Accrued litigation	11	12
Accrued retail store expense	11	9
Accrued purchases and samples	9	8
Advance royalties	5	18
Other	102	60
Total accrued expenses and other current liabilities	$397	$314

(1)The accrued rent balance relates to variable lease payments.
9. Restructuring and Other Expense
During the three months ended December 30, 2023, the Company recorded costs of $5 million, primarily related to equity awards associated with the acquisition of Versace and severance expenses incurred during the third quarter.
During the nine months ended December 30, 2023, the Company recorded costs of $3 million, primarily related to expenses related to equity awards associated with the acquisition of Versace and severance for certain employees, partially offset by a $10 million gain on the sale of a long-lived corporate asset.
During the three and nine months ended December 31, 2022, the Company recorded expenses of $5 million and $11 million, respectively, primarily related to equity awards associated with the acquisition of Versace.
10. Debt Obligations
The following table presents the Company’s debt obligations (in millions):

	December 30, 2023	April 1, 2023
Revolving Credit Facilities	$874	$874
Versace Term Loan	497	488
Senior Notes due 2024 (1)	450	450
Other	25	17
Total debt	1,846	1,829
Less: Unamortized debt issuance costs	2	2
Total carrying value of debt	1,844	1,827
Less: Short-term debt (1)	461	5
Total long-term debt	$1,383	$1,822

(1)As of December 30, 2023, the Senior Notes, due in November 2024, are recorded within short-term debt on the Company’s consolidated balance sheets.

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
The 2022 Credit Facility provides for an annual administration fee and a commitment fee equal to 7.5 basis points to 17.5 basis points per annum, which was 15.0 basis points as of December 30, 2023. The fees are based on the Company’s public debt ratings and/or net leverage ratio, applied to the average daily unused amount of the 2022 Credit Facility.
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
As of December 30, 2023 and April 1, 2023, the Company had $874 million of borrowings outstanding under the 2022 Revolving Credit Facility. In addition, stand-by letters of credit of $2 million and $3 million were outstanding as of December 30, 2023 and April 1, 2023, respectively. As of December 30, 2023 and April 1, 2023, the amount available for future borrowings under the 2022 Revolving Credit Facility was $624 million and $623 million, respectively. The Company had $5 million and $6 million of deferred financing fees related to Revolving Credit Facilities for December 30, 2023 and April 1, 2023, respectively, and are recorded within other assets in the Company’s consolidated balance sheets.
As of December 30, 2023, and the date these financial statements were issued, the Company was in compliance with all covenants related to the 2022 Credit Facility.

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
As of December 30, 2023 and April 1, 2023, the carrying value of the Versace Term Loan was $496 million and $487 million, respectively, net of $1 million of deferred financing fees for both December 30, 2023 and April 1, 2023, which were recorded within long-term debt in the Company’s consolidated balance sheets.
As of December 30, 2023, and the date these financial statements were issued, the Company was in compliance with all covenants related to the Versace Term Loan.
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
As of December 30, 2023, the Senior Notes bear interest at a rate of 4.250% per year, subject to adjustments from time to time if either Moody’s or S&P (or a substitute rating agency therefore) downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the Senior Notes. Interest on the Senior Notes is payable semi-annually on May 1 and November 1 of each year, beginning on May 1, 2018.
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
As of both December 30, 2023 and April 1, 2023, the carrying value of the Senior Notes was $449 million, net of issuance costs and unamortized discount of $1 million, which were recorded within short-term debt and long-term debt in the Company’s consolidated balance sheets, respectively.
Versace Facilities
During Fiscal 2022, the Company's subsidiary, Versace, entered into an agreement with Banco BPM Banking Group debt (“the Bank”) to sell certain tax receivables to the Bank in exchange for cash. The arrangement was determined to be a financing arrangement as the de-recognition criteria for the receivables was not met at the time of the cash receipt from the Bank. As of December 30, 2023 and April 1, 2023, the outstanding balance was $11 million, with $1 million and $10 million recorded within short-term debt and long-term debt in the Company’s consolidated balance sheets, respectively.
Supplier Financing Program
The Company offers a supplier financing program which enables the Company’s inventory suppliers, at their sole discretion, to sell their receivables (i.e., the Company’s payment obligations to suppliers) to a financial institution on a non-recourse basis in order to be paid earlier than current payment terms provide. The Company’s obligations, including the amount due and scheduled payment dates, which generally do not exceed 90 days, are not impacted by a suppliers’ decision to participate in this program. The Company does not reimburse suppliers for any costs they incur to participate in the program and their participation is voluntary. The amount outstanding under this program as of December 30, 2023 and April 1, 2023 was $11 million and $4 million, respectively, and is presented as short-term debt in the Company’s consolidated balance sheets.
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
See Item 1 Legal Proceedings to the accompanying Part II Other Information for additional information on Merger-Related Litigation.
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

At December 30, 2023 and April 1, 2023, the fair values of the Company’s derivative contracts were determined using broker quotations, which were calculations derived from observable market information: the applicable currency rates at the balance sheet date and those forward rates particular to the contract at inception. The Company makes no adjustments to these broker obtained quotes or prices, but assesses the credit risk of the counterparty and would adjust the provided valuations for counterparty credit risk when appropriate. The fair value of hedges is included in prepaid expenses and other current assets, other assets, accrued expenses and other current liabilities, and in other long-term liabilities in the consolidated balance sheets, depending on whether they represent assets or liabilities of the Company and based on the maturity date of each individual hedge contract to classify as either short-term or long-term assets or liabilities. See Note 13 for further detail.
All contracts are measured and recorded at fair value on a recurring basis and are categorized in Level 2 of the fair value hierarchy, as shown in the following table (in millions):

	Fair value at December 30, 2023 using:			Fair value at April 1, 2023 using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets:
Net investment hedges	$—	$9	$—	$—	$1	$—
Fair value hedges	—	9	—	—	—	—
Total derivative assets	$—	$18	$—	$—	$1	$—

Derivative liabilities:
Net investment hedges	$—	$260	$—	$—	$36	$—
Fair value hedges	—	—	—	—	3	—
Total derivative liabilities	$—	$260	$—	$—	$39	$—
The Company’s debt obligations are recorded in its consolidated balance sheets at carrying values, which may differ from the related fair values. The fair value of the Company’s debt is estimated using external pricing data, including any available quoted market prices and based on other debt instruments with similar characteristics. Borrowings under revolving credit facilities, if outstanding, are recorded at carrying value, which approximates fair value due to the frequent nature of such borrowings and repayments. See Note 10 for detailed information related to carrying values of the Company’s outstanding debt. The following table summarizes the carrying values and estimated fair values of the Company’s debt, based on Level 2 measurements (in millions):

	December 30, 2023		April 1, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Revolving Credit Facilities	$874	$874	$874	$874
Versace Term Loan	$496	$500	$487	$481
Senior Notes due 2024	$450	$440	$449	$435

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

The Company recorded $6 million and $26 million of impairment charges during the three and nine months ended December 30, 2023, respectively. The Company recorded $1 million and $12 million of impairment charges during the three and nine months ended December 31, 2022, respectively. The following table details the carrying values and fair values of the Company’s assets that have been impaired during the three and nine months ended December 30, 2023 and the three and nine months ended December 31, 2022 (in millions):

	Three Months Ended December 30, 2023			Nine Months Ended December 30, 2023
	Carrying Value Prior to Impairment	Fair Value	Impairment Charge	Carrying Value Prior to Impairment	Fair Value	Impairment Charge
Operating Lease Right-of-Use Assets	$10	$5	$5	$34	$15	$19
Property and Equipment	4	3	1	12	5	7
Total	$14	$8	$6	$46	$20	$26

	Three Months Ended December 31, 2022			Nine Months Ended December 31, 2022
	Carrying Value Prior to Impairment	Fair Value	Impairment Charge	Carrying Value Prior to Impairment	Fair Value	Impairment Charge
Operating Lease Right-of-Use Assets	$2	$1	$1	$27	$17	$10
Property and Equipment	—	—	—	3	1	2
Total	$2	$1	$1	$30	$18	$12

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
Net Investment Hedges
During the first quarter of Fiscal 2024, the Company entered into multiple fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $2.5 billion to hedge its net investment in Swiss Franc (“CHF”) denominated subsidiaries. During the third quarter of Fiscal 2024, the Company modified these fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $2.5 billion to utilize additional CHF capacity and further hedge its investment in CHF denominated subsidiaries. Under the terms of these contracts, the Company will exchange semi-annual fixed rate payments on United States Dollar notional amounts for fixed rate payments of 0.0%. The increase in interest received from the CHF notional amounts will be offset by interest expense related to the financing component of this modification. These contracts have maturity dates between September 2024 and June 2028 and are designated as net investment hedges.
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
During the first quarter of Fiscal 2024, the Company entered into a fixed-to-fixed cross-currency swap agreement with an aggregate notional amount of €150 million to hedge its net investment in British Pound (“GBP”) denominated subsidiaries (the “GBP/EUR Net Investment Hedges”). As of December 30, 2023, the Company had multiple fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of €1.15 billion to hedge its net investment in GBP denominated subsidiaries. Under the terms of these contracts, the Company will exchange the semi-annual fixed rate payments on GBP notional amounts for fixed rate payments of 0.0% in Euro. These contracts have maturity dates between November 2024 and November 2027 and are designated as net investment hedges.
As of December 30, 2023, the Company had Japanese Yen net investment hedges with aggregate notional amounts of $294 million. Under the terms of these contracts, the Company will exchange the semi-annual fixed rate payments on United States notional amounts for fixed rate payments of 0% to 2.665% in Japanese Yen. These contracts have maturity dates between May 2027 and February 2051 and are designated as net investment hedges. Certain of these contracts are supported by a credit support annex (“CSA”) which provides for collateral exchange with the earliest effective date being September 2027. If the outstanding position of a contract exceeds a certain threshold governed by the aforementioned CSA’s, either party is required to post cash collateral.
When a cross-currency swap is used as a hedging instrument in a net investment hedge assessed under the spot method, the cross-currency basis spread is excluded from the assessment of hedge effectiveness and is recognized as a reduction in interest expense in the Company’s consolidated statements of operations and comprehensive income. Accordingly, the Company recorded interest income of $26 million and $66 million during the three and nine months ended December 30, 2023, respectively. Additionally, the Company recorded interest income of $4 million and $32 million during the three and nine months ended December 31, 2022, respectively.
Fair Value Hedges
The Company is exposed to transaction risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany loans which will impact earnings on a consolidated basis. To manage the foreign currency exchange rate risk related to these balances, during the fourth quarter of Fiscal 2023, the Company entered into fair value cross-currency swap agreements to hedge its exposure in GBP denominated subsidiaries (the “GBP Fair Value Hedge”) on a Euro denominated intercompany loan. As of December 30, 2023, the total notional values of outstanding fair value cross-currency swaps related to these loans were €1 billion. Under the term of these contracts, the Company will exchange the semi-annual fixed rate payments on GBP notional amounts for fixed rate payments of 0% in Euro. These contracts have maturity dates between March 2025 and March 2026 and are designated as fair value hedges.
When a cross-currency swap is designated as a fair value hedge and qualifies as highly effective, the fair value hedge will be recorded at fair value each period on the Company’s consolidated balance sheets, with the difference resulting from the changes in the spot rate recognized in foreign currency (gain) loss on the Company’s consolidated statements of operations and comprehensive income, which will offset the earnings impact of the underlying transaction being hedged. Accordingly, the Company recorded a foreign currency gain of $2 million and $23 million during the three and nine months ended December 30, 2023, respectively.

The following table details the fair value of the Company’s derivative contracts, which are recorded on a gross basis in the consolidated balance sheets as of December 30, 2023 and April 1, 2023 (in millions):

			Fair Value
	Notional Amounts		Assets				Liabilities
	December 30, 2023	April 1, 2023	December 30, 2023		April 1, 2023		December 30, 2023		April 1, 2023
Designated net investment hedges	$5,413	$1,378	$9	(1)	$1	(2)	$260	(3)	$36	(4)
Designated fair value hedges	1,104	1,084	9	(2)	—		—		3	(4)
Total	$6,517	$2,462	$18		$1		$260		$39

(1)As of December 30, 2023, the Company recorded $1 million within prepaid expenses and other current assets and $8 million within other assets in the Company’s consolidated balance sheets.
(2)Recorded within other assets in the Company’s consolidated balance sheets.
(3)As of December 30, 2023, the Company recorded $25 million within accrued expenses and current liabilities and $235 million within other long-term liabilities in the Company’s consolidated balance sheets.
(4)Recorded within other long-term liabilities in the Company’s consolidated balance sheets.
The Company records and presents the fair values of all of its derivative assets and liabilities in its consolidated balance sheets on a gross basis, as shown in the above table. However, if the Company were to offset and record the asset and liability balances for its derivative instruments on a net basis in accordance with the terms of its master netting arrangements, which provide for the right to set-off amounts for similar transactions denominated in the same currencies and with the same banks, the resulting impact as of December 30, 2023 and April 1, 2023 would be as follows (in millions):

	Net Investment Hedges		Fair Value Hedges
	December 30, 2023	April 1, 2023	December 30, 2023	April 1, 2023
Assets subject to master netting arrangements	$9	$1	$9	$—
Liabilities subject to master netting arrangements	$260	$36	$—	$3
Derivative assets, net	$—	$1	$9	$—
Derivative liabilities, net	$251	$36	$—	$3
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

The following table summarizes the pre-tax impact of the gains and losses on the Company’s designated forward foreign currency exchange contracts and net investment hedges (in millions):

	Three Months Ended		Nine Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
	Pre-Tax (Losses) Gains Recognized in OCI	Pre-Tax Losses Recognized in OCI	Pre-Tax Losses Recognized in OCI	Pre-Tax Gains Recognized in OCI
Designated forward foreign currency exchange contracts	$—	$(3)	$—	$8
Designated net investment hedges	$(238)	$(33)	$(213)	$332
Designated fair value hedge	$4	$—	$(5)	$—
The following tables summarize the pre-tax impact of the gains within the consolidated statements of operations and comprehensive income related to the designated forward foreign currency exchange contracts for the three and nine months ended December 30, 2023 and December 31, 2022 (in millions):

	Three Months Ended
	Pre-Tax Gain Reclassified from Accumulated OCI		Location of Gain Recognized
	December 30, 2023	December 31, 2022
Designated forward foreign currency exchange contracts	$—	$3	Cost of goods sold

	Nine Months Ended
	Pre-Tax Gain Reclassified from Accumulated OCI		Location of Gain Recognized
	December 30, 2023	December 31, 2022
Designated forward foreign currency exchange contracts	$4	$10	Cost of goods sold
As of December 30, 2023, there were no forward foreign currency contracts outstanding.
Undesignated Hedges
During both the three and nine months ended December 30, 2023, there was no gain or loss recognized within foreign currency (gain) loss in the Company’s consolidated statements of operations and comprehensive income as there were no undesignated hedges outstanding. During the three months ended December 31, 2022, there was no gain recognized within foreign currency (gain) loss in the Company’s consolidated statements of operations and comprehensive income, while during the nine months ended December 31, 2022, a $2 million gain was recognized within foreign currency (gain) loss in the Company’s consolidated statements of operations and comprehensive income as a result of the changes in the fair value of undesignated forward foreign currency exchange contracts.
14. Shareholders’ Equity
Share Repurchase Program
On June 1, 2022, the Company announced its Board of Directors authorized a share repurchase program (the “Fiscal 2023 Plan”) pursuant to which the Company was permitted, from time to time, to repurchase up to $1.0 billion of its outstanding ordinary shares within a period of two years from the effective date of the program.
On November 9, 2022, the Company announced its Board of Directors approved a new share repurchase program (the “Existing Share Repurchase Plan”) to purchase up to $1.0 billion of its outstanding ordinary shares, providing additional capacity to return cash to shareholders over the longer term. This new two-year program replaced the Fiscal 2023 Plan. Share repurchases may be made in open market or privately negotiated transactions and/or pursuant to Rule 10b5-1 trading plans, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors; however, pursuant to the terms of the Merger Agreement, and subject to certain limited exceptions, the Company may not repurchase its ordinary shares other than the acceptance of Company ordinary shares as payment of the exercise price of Company options or for withholding taxes in respect of Company equity awards. Accordingly, the Company did not repurchase any of its ordinary shares since entering into the Merger Agreement pursuant to the Existing Share Repurchase Plan, and the Company does not expect to repurchase any of its ordinary shares in connection with the Existing Share Repurchase Plan prior to the Merger or earlier termination of the Merger Agreement.
During the nine months ended December 30, 2023, the Company purchased 2,637,102 shares for a total cost of approximately $100 million, including commissions, through open market transactions under the Existing Share Repurchase Plan. As of December 30, 2023, the remaining availability under the Company’s Existing Share Repurchase Plan was $300 million.
During the nine months ended December 31, 2022, the Company purchased 18,921,459 shares for a total cost of approximately $950 million including commissions, through open market transactions, with 15,479,200 shares purchased for a total cost of $750 million including commissions under the Fiscal 2023 Plan and 3,442,259 shares purchased for a total cost of $200 million under the Existing Share Repurchase Plan.
The Company also has in place a “withhold to cover” repurchase program, which allows the Company to withhold ordinary shares from certain executive officers and directors to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards. During the nine month periods ended December 30, 2023 and December 31, 2022, the Company withheld 185,133 shares and 300,722 shares, respectively, with a fair value of $7 million and $14 million, respectively, in satisfaction of minimum tax withholding obligations relating to the vesting of restricted share awards.
Accumulated Other Comprehensive Income
The following table details changes in the components of accumulated other comprehensive income (“AOCI”), net of taxes, for the nine months ended December 30, 2023 and December 31, 2022, respectively (in millions):

	Foreign Currency Adjustments (1)	Net Gain on Derivatives (2)	Other Comprehensive Income Attributable to Capri
Balance at April 1, 2023	$143	$4	$147
Other comprehensive loss before reclassifications	(112)	—	(112)
Less: amounts reclassified from AOCI to earnings	—	4	4
Other comprehensive loss, net of tax	(112)	(4)	(116)
Balance at December 30, 2023	$31	$—	$31

Balance at April 2, 2022	$184	$10	$194
Other comprehensive (loss) income before reclassifications	(87)	8	(79)
Less: amounts reclassified from AOCI to earnings	—	10	10
Other comprehensive (loss) income, net of tax	(87)	(2)	(89)
Balance at December 31, 2022	$97	$8	$105

(1)Foreign currency translation adjustments for the nine months ended December 30, 2023 primarily include a $159 million loss, net of taxes of $59 million, relating to the Company’s net investment and fair value hedges partially offset by a net $47 million translation gain. Foreign currency translation adjustments for the nine months ended December 31, 2022 primarily include a net $310 million translation loss partially offset by a $219 million gain, net of taxes of $113 million, relating to the Company’s net investment hedges.
(2)Reclassified amounts primarily relate to the Company’s forward foreign currency exchange contracts for inventory purchases and are recorded within cost of goods sold in the Company’s consolidated statements of operations and comprehensive income. All tax effects were not material for the periods presented.

15. Share-Based Compensation
The Company grants equity awards to certain employees and directors of the Company at the discretion of the Company’s Compensation and Talent Committee. The Company has two equity plans, one stock option plan adopted in Fiscal 2008 (as amended and restated, the “2008 Plan”), and an Omnibus Incentive Plan adopted in the third fiscal quarter of Fiscal 2012 and amended and restated with shareholder approval in May 2015, and again in June 2020 (the “Incentive Plan”). The 2008 Plan only provided for grants of share options and was authorized to issue up to 23,980,823 ordinary shares. As of December 30, 2023, there were no shares available to grant equity awards under the 2008 Plan.
The Incentive Plan allows for grants of share options, restricted shares and RSUs, and other equity awards, and authorizes a total issuance of up to 22,471,000 ordinary shares after amendments in August 2022. At December 30, 2023, there were 4,236,865 ordinary shares available for future grants of equity awards under the Incentive Plan. Option grants issued from the 2008 Plan generally expire ten years from the date of the grant, and those issued under the Incentive Plan generally expire seven years from the date of the grant.
The following table summarizes the Company’s share-based compensation activity during the nine months ended December 30, 2023:

	Options	Service-Based RSUs	Performance-Based RSUs
Outstanding/Unvested at April 1, 2023	229,675	3,181,926	165,239
Granted	—	1,941,815	203,693
Exercised/Vested	(14,503)	(1,805,667)	—
Canceled/Forfeited	(23,205)	(189,248)	—
Outstanding/Unvested at December 30, 2023	191,967	3,128,826	368,932
The weighted average grant date fair value of service-based and performance-based RSUs granted during the nine months ended December 30, 2023 was $36.90 and $36.82, respectively. The weighted average grant date fair value of service-based and performance-based RSUs granted during the nine months ended December 31, 2022 was $48.39 and $47.41, respectively.
Share-Based Compensation Expense
The following table summarizes compensation expense attributable to share-based compensation for the three and nine months ended December 30, 2023 and December 31, 2022 (in millions):

	Three Months Ended		Nine Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Share-based compensation expense	$18	$16	$65	$60
Tax benefit related to share-based compensation expense	$2	$2	$9	$9
Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on historical forfeiture rates. The estimated value of future forfeitures for equity awards as of December 30, 2023 is approximately $11 million.
See Note 16 in the Company’s Fiscal 2023 Annual Report on Form 10-K for additional information relating to the Company’s share-based compensation awards.
16. Income Taxes
The Company’s effective tax rate for the three months ended December 30, 2023 was 14.6%. This rate differs from the United Kingdom (“U.K.”) federal statutory rate of 25% primarily due to the favorable impact of global financing activities and the release of valuation allowance on Korean deferred tax assets, partially offset by unfavorable changes in uncertain tax positions during the three months ended December 30, 2023.

The Company’s effective tax rate for the nine months ended December 30, 2023 was 11.3%. This rate differs from the United Kingdom (“U.K.”) federal statutory rate of 25% primarily due to the favorable impact of global financing activities and the release of valuation allowance on Korean deferred tax assets during the nine months ended December 30, 2023
The Company’s effective tax rate for the three and nine months ended December 31, 2022 was 1.3% and 9.2%, respectively. For both periods, such rates differed from the U.K. federal statutory rate of 19% primarily due to the impact of global financing activities and the release of a valuation allowance on UK deferred tax assets.
The global financing activities are related to the Company’s 2014 move of its principal executive office from Hong Kong to the U.K. and decision to become a U.K. tax resident. In connection with this decision, the Company funded its international growth strategy through intercompany debt financing arrangements. These debt financing arrangements reside between certain of our U.S. and U.K. subsidiaries. Due to the difference in the statutory income tax rates between these jurisdictions, the Company realized lower effective tax rates for the three and nine months ended December 30, 2023.
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

In addition to these reportable segments, the Company has certain corporate costs that are not directly attributable to its brands and, therefore, are not allocated to its segments. Such costs primarily include certain administrative, corporate occupancy, shared service and information system expenses, including enterprise resource planning system implementation costs and Capri transformation program costs. In addition, certain other costs are not allocated to segments, including Merger related costs, impairment charges, the impact of the war in Ukraine, restructuring and other expense and COVID-19 related expenses. The segment structure is consistent with how the Company’s CODM plans and allocates resources, manages the business and assesses performance. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance.
The following table presents the key performance information of the Company’s reportable segments (in millions):

	Three Months Ended		Nine Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Total revenue:
Versace	$227	$249	$766	$832
Jimmy Choo	166	168	481	482
Michael Kors	1,034	1,095	2,700	2,970
Total revenue	$1,427	$1,512	$3,947	$4,284

Income (loss) from operations:
Versace	$(14)	$24	$24	$138
Jimmy Choo	4	18	11	45
Michael Kors	219	251	518	721
Total segment income from operations	209	293	553	904
Less: Corporate expenses	(68)	(56)	(210)	(171)
Impairment of assets (1)	(6)	(1)	(26)	(12)
Merger related costs	(8)	—	(12)	—
Restructuring and other expense	(5)	(5)	(3)	(11)
COVID-19 related expenses	—	2	—	6
Impact of war in Ukraine	—	3	—	3
Total income from operations	$122	$236	$302	$719

(1)Impairment of assets during the three and nine months ended December 30, 2023 primarily relate to operating lease right-of-use assets at certain Versace and Michael Kors store locations. Impairment of assets during the nine months ended December 31, 2022 primarily relate to operating lease right-of-use assets at certain Michael Kors store locations.
Depreciation and amortization expense for each segment are as follows (in millions):

	Three Months Ended		Nine Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Depreciation and amortization:
Versace	$14	$12	$40	$36
Jimmy Choo	7	7	22	21
Michael Kors	20	22	61	70
Corporate	5	2	16	4
Total depreciation and amortization	$46	$43	$139	$131

Total revenue (based on country of origin) by geographic location are as follows (in millions):

	Three Months Ended		Nine Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Revenue:
The Americas (United States, Canada and Latin America) (1)	$843	$916	$2,165	$2,516
EMEA	376	395	1,149	1,159
Asia	208	201	633	609
Total revenue	$1,427	$1,512	$3,947	$4,284

(1)Total revenue earned in the U.S. was $764 million and $1.959 billion, respectively, for the three and nine months ended December 30, 2023. Total revenue earned in the U.S. was $840 million and $2.312 billion, respectively, for the three and nine months ended December 31, 2022.
18. Subsequent Events
On February 7, 2024, the Board of Directors of the Company approved a Global Optimization Plan in order to streamline the Company’s operating model, maximize efficiency and support long-term profitable growth. As part of the Global Optimization Plan, the Company anticipates global headcount reductions and the closure of approximately 100 of its retail stores over the next 18 months. The Company also expects to record estimated one-time restructuring charges of approximately $30 million to $40 million, of which approximately $30 million to $35 million will be cash charges related to organizational efficiency initiatives, which consist primarily of severance and employee-related costs. The Company anticipates that up to $5 million of the restructuring charges will be related to lease termination and other store closure costs. Approximately $25 million to $30 million in pre-tax restructuring charges will be recognized in the fourth quarter of Fiscal 2024.
See Item 5 – Other Information for additional information.

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

Certain Factors Affecting Financial Condition and Results of Operations
Macroeconomic conditions and inflationary pressures. Global economic conditions and the related impact on levels of consumer spending worldwide impacted our business in the third quarter of Fiscal 2024, and are likely to continue to impact our business and the premium accessories, footwear and apparel industry overall for the foreseeable future. Inflation, rising interest rates, higher fuel and energy costs and commodity prices, reductions in net worth based on market declines and uncertainty, home prices, credit availability and consumer debt levels, concerns of a global banking crisis, political instability due to war or other geopolitical factors and other macroeconomic pressures and general uncertainty regarding the overall future economic environment have led to recession fears and created a challenging retail environment, which is expected to continue in the near term. Purchases of discretionary luxury items, such as the accessories, footwear and apparel that we produce, tend to decline when disposable income is lower or when there are recessions, inflationary pressures or other economic uncertainty which could negatively affect our financial condition and results of operations.
COVID-19 Pandemic. The COVID-19 pandemic has resulted in varying degrees of business disruption for our industry, including us, since it began at the end of Fiscal 2020. Our performance during Fiscal 2023 was adversely impacted due to lockdowns in certain regions, most notably in Greater China, as a result of an increase in infections due to variants of COVID-19. These lockdowns resulted in store closures and an overall decline in demand in the region. Government restrictions have since been lifted in the Greater China region. The COVID-19 pandemic did not have a significant impact during the first nine months of Fiscal 2024 and is not expected to have a significant impact for the remainder of the fiscal year. We continue to monitor the latest developments regarding the COVID-19 pandemic and potential impacts on our business, operating results and outlook.
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
Implementing and updating information technology systems. During Fiscal 2024, we began implementing a new state of the art e-commerce platform across our brands which is expected to continue through Fiscal 2025. While the new platform is designed to improve the user experience and enhance consumer engagement, the transition created unanticipated challenges which have negatively impacted our results of operations. The continued implementation of this platform may also negatively impact our future results of operations. See Item 1A — “Risk Factors” — “A material delay or disruption in our information technology systems or e-commerce websites or our failure or inability to upgrade our information technology systems precisely and efficiently could have a material adverse effect on our business, results of operations and financial condition” of our Annual Report on Form 10-K for the fiscal year ended April 1, 2023 for additional discussion.
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
Unallocated Corporate Expenses
In addition to the reportable segments discussed above, we have certain corporate costs that are not directly attributable to our brands and, therefore, are not allocated to segments. Such costs primarily include certain administrative, corporate occupancy, shared service and information systems expenses, including ERP system implementation costs and Capri transformation program costs. In addition, certain other costs are not allocated to segments, including Merger related costs, impairment charges, the impact of the war in Ukraine, restructuring and other expense and COVID-19 related expenses. The segment structure is consistent with how our chief operating decision maker plans and allocates resources, manages the business and assesses performance. The following table presents our total revenue and income from operations by segment for the three and nine months ended December 30, 2023 and December 31, 2022 (in millions):

	Three Months Ended		Nine Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Total revenue:
Versace	$227	$249	$766	$832
Jimmy Choo	166	168	481	482
Michael Kors	1,034	1,095	2,700	2,970
Total revenue	$1,427	$1,512	$3,947	$4,284

Income (loss) from operations:
Versace	$(14)	$24	$24	$138
Jimmy Choo	4	18	11	45
Michael Kors	219	251	518	721
Total segment income from operations	209	293	553	904
Less: Corporate expenses	(68)	(56)	(210)	(171)
Impairment of assets (1)	(6)	(1)	(26)	(12)
Merger related costs	(8)	—	(12)	—
Restructuring and other expense	(5)	(5)	(3)	(11)
COVID-19 related expenses	—	2	—	6
Impact of war in Ukraine	—	3	—	3
Total income from operations	$122	$236	$302	$719

(1)Impairment of assets during the three and nine months ended December 30, 2023 primarily related to operating lease right-of-use assets at certain Versace and Michael Kors store locations. Impairment of assets during the nine months ended December 31, 2022 primarily related to operating lease right-of-use assets at certain Michael Kors store locations.

The following table presents our global network of retail stores and wholesale doors by brand:

	As of
	December 30, 2023	December 31, 2022
Number of full price retail stores (including concessions):
Versace	170	161
Jimmy Choo	180	186
Michael Kors	493	520
	843	867

Number of outlet stores:
Versace	63	64
Jimmy Choo	57	56
Michael Kors	307	307
	427	427

Total number of retail stores	1,270	1,294

Total number of wholesale doors:
Versace	630	788
Jimmy Choo	525	517
Michael Kors	2,819	2,840
	3,974	4,145
The following table presents our retail stores by geographic location:

	As of			As of
	December 30, 2023			December 31, 2022
	Versace	Jimmy Choo	Michael Kors	Versace	Jimmy Choo	Michael Kors
Store count by region:
The Americas	44	43	308	41	45	328
EMEA	61	69	171	59	72	173
Asia	128	125	321	125	125	326
	233	237	800	225	242	827
Key Consolidated Performance Indicators and Statistics
We use a number of key indicators of operating results to evaluate our performance, including the following (dollars in millions):

	Three Months Ended		Nine Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Total revenue	$1,427	$1,512	$3,947	$4,284
Gross profit as a percent of total revenue	65.0%	66.5%	65.2%	66.7%
Income from operations	$122	$236	$302	$719
Income from operations as a percent of total revenue	8.5%	15.6%	7.7%	16.8%

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

Results of Operations
Comparison of the three months ended December 30, 2023 with the three months ended December 31, 2022
The following table details the results of our operations for the three months ended December 30, 2023 and December 31, 2022, and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Three Months Ended		$ Change	% Change	% of Total Revenue for the Three Months Ended
	December 30, 2023	December 31, 2022			December 30, 2023	December 31, 2022
Statements of Operations Data:
Total revenue	$1,427	$1,512	$(85)	(5.6)%
Cost of goods sold	499	507	(8)	(1.6)%	35.0%	33.5%
Gross profit	928	1,005	(77)	(7.7)%	65.0%	66.5%
Selling, general and administrative expenses	749	720	29	4.0%	52.5%	47.6%
Depreciation and amortization	46	43	3	7.0%	3.2%	2.8%
Impairment of assets	6	1	5	NM	0.4%	0.1%
Restructuring and other expense	5	5	—	—%	0.4%	0.3%
Total operating expenses	806	769	37	4.8%	56.5%	50.9%
Income from operations	122	236	(114)	(48.3)%	8.5%	15.6%
Other income, net	—	(1)	1	NM	—%	(0.1)%
Interest expense, net	1	12	(11)	(91.7)%	0.1%	0.8%
Foreign currency gain	(2)	(3)	1	(33.3)%	(0.1)%	(0.2)%
Income before income taxes	123	228	(105)	(46.1)%	8.6%	15.1%
Provision for income taxes	18	3	15	NM	1.3%	0.2%
Net income	105	225	(120)	(53.3)%
Less: Net income attributable to noncontrolling interest	—	—	—	—%
Net income attributable to Capri	$105	$225	$(120)	(53.3)%

NM Not meaningful
Total Revenue
Total revenue decreased $85 million, or 5.6%, to $1.427 billion for the three months ended December 30, 2023, compared to $1.512 billion for the three months ended December 31, 2022, which included net favorable foreign currency effects of approximately $15 million primarily as a result of the weakening of the United States Dollar against the Euro partially offset by the strengthening of the United States dollar compared to the Chinese Renminbi and Japanese Yen for the three months ended December 30, 2023. On a constant currency basis, our total revenue decreased $100 million, or 6.6%. primarily attributable to lower revenues in the Americas for each of our brands.

	Three Months Ended			% Change
(in millions)	December 30, 2023	December 31, 2022	$ Change	As Reported	Constant Currency
Versace	$227	$249	$(22)	(8.8)%	(10.8)%
Jimmy Choo	166	168	(2)	(1.2)%	(3.0)%
Michael Kors	1,034	1,095	(61)	(5.6)%	(6.2)%
Total revenue	$1,427	$1,512	$(85)	(5.6)%	(6.6)%
•Versace revenues decreased $22 million, or 8.8%, to $227 million for the three months ended December 30, 2023, compared to $249 million for the three months ended December 31, 2022, which included favorable foreign currency effects of $5 million. On a constant currency basis, revenue decreased $27 million, or 10.8%, primarily attributable to lower revenues in EMEA and the Americas partially offset by increased revenues in Asia.
•Jimmy Choo revenues decreased $2 million, or 1.2%, to $166 million for the three months ended December 30, 2023, compared to $168 million for the three months ended December 31, 2022, which included favorable foreign currency effects of $3 million. On a constant currency basis, revenue decreased $5 million, or 3.0%, primarily attributable to lower revenues in the Americas partially offset by increased revenues in Asia.
•Michael Kors revenue decreased $61 million, or 5.6%, to $1.034 billion for the three months ended December 30, 2023, compared to $1.095 billion for the three months ended December 31, 2022, which included favorable foreign currency effects of $7 million. On a constant currency basis, revenue decreased $68 million, or 6.2%, primarily due to lower revenues in the Americas.
Gross Profit
Gross profit decreased $77 million, or 7.7%, to $928 million for the three months ended December 30, 2023, compared to $1.005 billion for the three months ended December 31, 2022, which included net favorable foreign currency effects of $15 million. Gross profit as a percentage of total revenue was 65.0% and 66.5% for the three months ended December 30, 2023 and December 31, 2022, respectively. The gross profit margin decrease was primarily related to lower full price sell-through for the three months ended December 30, 2023, as compared to the three months ended December 31, 2022.
Total Operating Expenses
Total operating expenses increased $37 million, or 4.8%, to $806 million for the three months ended December 30, 2023, compared to $769 million for the three months ended December 31, 2022. Our operating expenses included a net unfavorable foreign currency impact of approximately $14 million. Total operating expenses increased to 56.5% as a percentage of total revenue for the three months ended December 30, 2023, compared to 50.9% for the three months ended December 31, 2022. The components that comprise total operating expenses are explained below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $29 million, or 4.0%, to $749 million for the three months ended December 30, 2023, compared to $720 million for the three months ended December 31, 2022. As a percentage of total revenue, selling, general and administrative expenses increased to 52.5% for the three months ended December 30, 2023, compared to 47.6% for the three months ended December 31, 2022, primarily due to increased retail store costs, marketing investments and unallocated corporate expenses along with deleveraging of expenses on lower revenue for the three months ended December 30, 2023.
Unallocated corporate expenses, which are included within selling, general and administrative expenses discussed above, but are not directly attributable to a reportable segment, increased $12 million, or 21.4%, to $68 million for the three months ended December 30, 2023 as compared to $56 million for the three months ended December 31, 2022, primarily due to an increase in professional fees and information technology costs related to the ongoing Capri transformation projects.
Depreciation and Amortization
Depreciation and amortization increased $3 million, or 7.0%, to $46 million for the three months ended December 30, 2023, compared to $43 million for the three months ended December 31, 2022. Depreciation and amortization increased to 3.2% as a percentage of total revenue for the three months ended December 30, 2023, compared to 2.8% for the three months ended December 31, 2022. The increase in depreciation and amortization expense was primarily attributable to higher depreciation due to information technology assets associated with Capri transformation projects which are now in service.
Impairment of Assets
For the three months ended December 30, 2023, we recognized asset impairment charges of $6 million primarily related to operating lease right-of-use assets at certain Versace store locations. For the three months ended December 31, 2022, we recognized asset impairment charges of $1 million primarily related to operating lease right-of-use assets at a Jimmy Choo store location. See Note 12 to the accompanying consolidated financial statements for additional information.

Restructuring and Other Expense
During the three months ended December 30, 2023, we recorded costs of $5 million primarily related to equity awards associated with the acquisition of Versace and severance expenses incurred during the third quarter. The $5 million of expense recorded for the three months ended December 31, 2022 was primarily related to equity awards associated with the acquisition of Versace. See Note 9 to the accompanying consolidated financial statements for additional information.
Restructuring and other expense is not evaluated as part of our reportable segments’ results (See Segment Information above for additional information).
Income from Operations
As a result of the foregoing, income from operations decreased $114 million, to $122 million for three months ended December 30, 2023, compared to $236 million for the three months ended December 31, 2022. Income from operations as a percentage of total revenue decreased to 8.5% for the three months ended December 30, 2023, compared to 15.6% for the three months ended December 31, 2022. See Segment Information above for a reconciliation of our segment operating income to total operating income.

	Three Months Ended
(in millions)	December 30, 2023	December 31, 2022	$ Change	% Change
Income (loss) from operations:
Versace	$(14)	$24	$(38)	(158.3)%
Jimmy Choo	4	18	(14)	(77.8)%
Michael Kors	219	251	(32)	(12.7)%
Total segment income from operations	$209	$293	$(84)	(28.7)%
Operating Margin:
Versace	(6.2)%	9.6%
Jimmy Choo	2.4%	10.7%
Michael Kors	21.2%	22.9%
•Versace recorded a loss from operations of $14 million for the three months ended December 30, 2023, compared to income of $24 million for the three months ended December 31, 2022. Operating margin decreased from 9.6% for the three months ended December 31, 2022, to an operating loss of 6.2% for the three months ended December 30, 2023, primarily due to increased retail store costs, unfavorable channel mix, deleveraging of operating expenses on lower revenues and lower full price sell-through compared to the prior year.
•Jimmy Choo recorded income from operations of $4 million for the three months ended December 30, 2023, compared to $18 million for the three months ended December 31, 2022. Operating margin decreased from 10.7% for the three months ended December 31, 2022 to 2.4% for the three months ended December 30, 2023, primarily due to lower full price sell-through, unfavorable channel mix and increased retail store costs compared to the prior year.
•Michael Kors recorded income from operations of $219 million for the three months ended December 30, 2023, compared to $251 million for the three months ended December 31, 2022. Operating margin decreased from 22.9% for the three months ended December 31, 2022, to 21.2% for the three months ended December 30, 2023, primarily due to deleveraging of operating expenses on lower revenues and lower full price sell-through compared to the prior year.

Interest Expense, net
We recognized $1 million and $12 million of interest expense, net, for the three months ended December 30, 2023 and December 31, 2022, respectively. The $11 million decrease in interest expense, net, is primarily due to $22 million higher interest income from our net investment hedges, partially offset by higher effective interest rates and higher average borrowings on our outstanding debt (see Note 10 and Note 13 to the accompanying consolidated financial statements for additional information).
Foreign Currency Gain
For the three months ended December 30, 2023 and December 31, 2022, we recognized a net foreign currency gain of $2 million and $3 million, respectively, primarily attributable to the remeasurement of intercompany loans with certain of our subsidiaries.
Provision for Income Taxes
The provision for income taxes was $18 million for the three months ended December 30, 2023, compared to $3 million for the three months ended December 31, 2022. Our effective tax rates were 14.6% and 1.3% for the three months ended December 30, 2023 and December 31, 2022, respectively. In the current year, the increase in our effective tax rate was primarily related to an increase in a foreign uncertain tax position during the current year in Italy. In the prior year, the lower effective tax rate was primarily related to the release of a valuation allowance in the United Kingdom. See Note 16 to the accompanying consolidated financial statements for additional information regarding the effective tax rate for the third quarter of Fiscal 2024.
Our effective tax rate may fluctuate from time to time due to the effects of changes in United States federal, state and local taxes and tax rates in foreign jurisdictions. In addition, factors such as the geographic mix of earnings, enacted tax legislation and the results of various global tax strategies, may also impact our effective tax rate in future periods.
Net Income Attributable to Capri
As a result of the foregoing, our net income decreased $120 million to $105 million for the three months ended December 30, 2023, compared to $225 million for the three months ended December 31, 2022.

Results of Operations
Comparison of the nine months ended December 30, 2023 with the nine months ended December 31, 2022
The following table details the results of our operations for the nine months ended December 30, 2023 and December 31, 2022, and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Nine Months Ended		$ Change	% Change	% of Total Revenue for the Nine Months Ended
	December 30, 2023	December 31, 2022			December 30, 2023	December 31, 2022
Statements of Operations Data:
Total revenue	$3,947	$4,284	$(337)	(7.9)%
Cost of goods sold	1,375	1,427	(52)	(3.6)%	34.8%	33.3%
Gross profit	2,572	2,857	(285)	(10.0)%	65.2%	66.7%
Selling, general and administrative expenses	2,102	1,984	118	5.9%	53.3%	46.3%
Depreciation and amortization	139	131	8	6.1%	3.5%	3.1%
Impairment of assets	26	12	14	NM	0.7%	0.3%
Restructuring and other expense	3	11	(8)	(72.7)%	0.1%	0.3%
Total operating expenses	2,270	2,138	132	6.2%	57.5%	49.9%
Income from operations	302	719	(417)	(58.0)%	7.7%	16.8%
Other income, net	—	(2)	2	NM	—%	—%
Interest expense, net	12	13	(1)	(7.7)%	0.3%	0.3%
Foreign currency loss (gain)	16	(10)	26	NM	0.4%	(0.2)%
Income before income taxes	274	718	(444)	(61.8)%	6.9%	16.8%
Provision for income taxes	31	66	(35)	(53.0)%	0.8%	1.5%
Net income	243	652	(409)	(62.7)%
Less: Net income attributable to noncontrolling interest	—	2	(2)	NM
Net income attributable to Capri	$243	$650	$(407)	(62.6)%

NM Not meaningful
Total Revenue
Total revenue decreased $337 million, or 7.9%, to $3.947 billion for the nine months ended December 30, 2023, compared to $4.284 billion for the nine months ended December 31, 2022, which included net favorable foreign currency effects of approximately $31 million, as a result of the weakening of the United States Dollar against the Euro partially offset by the strengthening of the United States dollar compared to the Chinese Renminbi and Japanese Yen for the nine months ended December 30, 2023. On a constant currency basis, our total revenue decreased $368 million, or 8.6%. The decrease is primarily attributable to lower revenues in the Americas for each of our brands.

	Nine Months Ended			% Change
(in millions)	December 30, 2023	December 31, 2022	$ Change	As Reported	Constant Currency
Versace	$766	$832	$(66)	(7.9)%	(9.5)%
Jimmy Choo	481	482	(1)	(0.2)%	(1.2)%
Michael Kors	2,700	2,970	(270)	(9.1)%	(9.5)%
Total revenue	$3,947	$4,284	$(337)	(7.9)%	(8.6)%
•Versace revenues decreased $66 million, or 7.9%, to $766 million for the nine months ended December 30, 2023, compared to $832 million for the nine months ended December 31, 2022, which included favorable foreign currency effects of $13 million. On a constant currency basis, revenue decreased $79 million, or 9.5%, primarily attributable to lower revenues in the Americas.

•Jimmy Choo revenues decreased $1 million, or 0.2%, to $481 million for the nine months ended December 30, 2023, compared to $482 million for the nine months ended December 31, 2022, which included favorable foreign currency effects of $5 million. On a constant currency basis, revenue decreased $6 million, or 1.2%, primarily attributable to lower revenues in the Americas, partially offset by increased revenue in EMEA.
•Michael Kors revenues decreased $270 million, or 9.1%, to $2.700 billion for the nine months ended December 30, 2023, compared to $2.970 billion for the nine months ended December 31, 2022, which included favorable foreign currency effects of $13 million. On a constant currency basis, revenue decreased $283 million, or 9.5%, primarily due to lower revenues in the Americas.
Gross Profit
Gross profit decreased $285 million, or 10.0%, to $2.572 billion for the nine months ended December 30, 2023, compared to $2.857 billion for the nine months ended December 31, 2022, which included net favorable foreign currency effects of $35 million. Gross profit as a percentage of total revenue was 65.2% for the nine months ended December 30, 2023, compared to 66.7% for the nine months ended December 31, 2022. The decrease in gross profit margin primarily related to lower full price sell-through, partially offset by lower supply chain costs for the nine months ended December 30, 2023, as compared to the nine months ended December 31, 2022.
Total Operating Expenses
Total operating expenses increased $132 million, or 6.2%, to $2.270 billion for the nine months ended December 30, 2023, compared to $2.138 billion for the nine months ended December 31, 2022. Our operating expenses included a net unfavorable foreign currency impact of approximately $24 million. Total operating expenses increased to 57.5% as a percentage of total revenue for the nine months ended December 30, 2023, compared to 49.9% for the nine months ended December 31, 2022. The components that comprise total operating expenses are explained below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $118 million, or 5.9%, to $2.102 billion for the nine months ended December 30, 2023, compared to $1.984 billion for the nine months ended December 31, 2022. As a percentage of total revenue, selling, general and administrative expenses increased to 53.3% for the nine months ended December 30, 2023, compared to 46.3% for the nine months ended December 31, 2022, primarily due to increased retail store costs, marketing investments and unallocated corporate expenses and deleveraging of operating expenses on lower revenue for the nine months ended December 30, 2023.
Unallocated corporate expenses, which are included within selling, general and administrative expenses discussed above, but are not directly attributable to a reportable segment, increased $39 million, or 22.8%, to $210 million for the nine months ended December 30, 2023 as compared to $171 million for the nine months ended December 31, 2022, primarily due to an increase in professional fees and information technology costs related to the ongoing Capri transformation projects.
Depreciation and Amortization
Depreciation and amortization increased $8 million, or 6.1%, to $139 million for the nine months ended December 30, 2023, compared to $131 million for the nine months ended December 31, 2022. Depreciation and amortization increased to 3.5% as a percentage of total revenue for the nine months ended December 30, 2023, compared to 3.1% for the nine months ended December 31, 2022. The increase in depreciation and amortization expense was primarily attributable to higher depreciation due to information technology assets associated with Capri transformation projects which are now in service.
Impairment of Assets
For the nine months ended December 30, 2023, we recognized asset impairment charges of $26 million primarily related to operating lease right-of-use assets at certain Versace and Michael Kors store locations. For the nine months ended December 31, 2022, we recognized asset impairment charges of $12 million primarily related to operating lease right-of-use assets at certain Michael Kors store locations. See Note 12 to the accompanying consolidated financial statements for additional information.

Restructuring and Other Expense
During the nine months ended December 30, 2023, we recorded costs of $3 million, primarily related to expenses related to equity awards associated with the acquisition of Versace and severance for certain employees, partially offset by a $10 million gain on the sale of a long-lived corporate asset. During the nine months ended December 31, 2022, we recorded expenses of $11 million, primarily related to equity awards associated with the acquisition of Versace. See Note 9 to the accompanying consolidated financial statements for additional information.
Restructuring and other expense is not evaluated as part of our reportable segments’ results (see Segment Information above for additional information).
Income from Operations
As a result of the foregoing, income from operations decreased $417 million, to $302 million for the nine months ended December 30, 2023, compared to $719 million for the nine months ended December 31, 2022. Income from operations as a percentage of total revenue decreased to 7.7% for the nine months ended December 30, 2023, compared to 16.8% for the nine months ended December 31, 2022. See Segment Information above for a reconciliation of our segment operating income to total operating income.

	Nine Months Ended
(in millions)	December 30, 2023	December 31, 2022	$ Change	% Change
Income from operations:
Versace	$24	$138	$(114)	(82.6)%
Jimmy Choo	11	45	(34)	(75.6)%
Michael Kors	518	721	(203)	(28.2)%
Total segment income from operations	$553	$904	$(351)	(38.8)%
Operating Margin:
Versace	3.1%	16.6%
Jimmy Choo	2.3%	9.3%
Michael Kors	19.2%	24.3%
•Versace recorded income from operations of $24 million for the nine months ended December 30, 2023, compared to $138 million for the nine months ended December 31, 2022. Operating margin decreased from 16.6% for the nine months ended December 31, 2022, to 3.1% for the nine months ended December 30, 2023, primarily due to increased marketing investments, particularly related to the timing of the fall fashion show which occurred in the first quarter of this fiscal year, increased retail store costs, deleveraging of operating expenses on lower revenues and lower full price sell-through compared to the prior year.
•Jimmy Choo recorded income from operations of $11 million for the nine months ended December 30, 2023, compared to $45 million for the nine months ended December 31, 2022. Operating margin decreased from 9.3% for the nine months ended December 31, 2022, to 2.3% for the nine months ended December 30, 2023, primarily due to increased retail store costs and marketing investments.
•Michael Kors recorded income from operations of $518 million for the nine months ended December 30, 2023, compared to $721 million for the nine months ended December 31, 2022. Operating margin decreased from 24.3% for the nine months ended December 31, 2022, to 19.2% for the nine months ended December 30, 2023, primarily due to increased retail store costs, increased marketing investments, deleveraging of operating expenses on lower revenues and lower full price sell-through, partially offset by lower supply chain costs compared to the prior year.
Interest Expense, net
We recognized $12 million and $13 million of interest expense, net, for the nine months ended December 30, 2023 and December 31, 2022, respectively. The $1 million decrease in interest expense, net, is primarily due to $34 million of higher interest income from our net investment hedges, partially offset by higher effective interest rates and higher average borrowings on our outstanding debt (see Note 10 and Note 13 to the accompanying consolidated financial statements for additional information).

Foreign Currency Loss (Gain)
For the nine months ended December 30, 2023, we recognized a net foreign currency loss of $16 million, primarily attributable to the remeasurement of intercompany loans with certain of our subsidiaries. For the nine months ended December 31, 2022, we recognized a net foreign currency gain of $10 million, primarily attributable to a gain related to an undesignated forward foreign currency exchange contract, partially offset by losses attributable to intercompany transactions among our subsidiaries.
Provision for Income Taxes
For the nine months ended December 30, 2023, we recognized $31 million of income tax expense compared to $66 million for the nine months ended December 31, 2022. Our effective tax rate was 11.3% and 9.2% for the nine months ended December 30, 2023 and December 31, 2022, respectively. In the current year, the higher effective tax rate was primarily related to a valuation allowance release on United Kingdom deferred tax assets as well as a tax deductible foreign exchange related loss recognized in the prior year. This increase was partially offset by a favorable mix of earnings in lower tax jurisdictions in the current year. See Note 16 to the accompanying consolidated financial statements for additional information regarding the effective tax rate for the current fiscal year.
Our effective tax rate may fluctuate from time to time due to the effects of changes in United States federal, state and local taxes and tax rates in foreign jurisdictions. In addition, factors such as the geographic mix of earnings, enacted tax legislation and the results of various global tax strategies, may also impact our effective tax rate in future periods.
Net Income Attributable to Capri
As a result of the foregoing, our net income decreased $407 million to $243 million for the nine months ended December 30, 2023, compared to $650 million for the nine months ended December 31, 2022.

Liquidity and Capital Resources
Liquidity
Our primary sources of liquidity are the cash flows generated from operations, along with borrowings available under our credit facilities (see below discussion regarding “Revolving Credit Facilities”) and available cash and cash equivalents. Our primary use of this liquidity is to fund the ongoing cash requirements, including our working capital needs and capital investments in our business, debt repayments, acquisitions, returns of capital, including share repurchases and other corporate activities. We believe that the cash generated from operations, together with borrowings available under our revolving credit facilities and available cash and cash equivalents, will be sufficient to meet our working capital needs for the next 12 months and beyond, including investments made and expenses incurred in connection with our store growth plans, investments in corporate and distribution facilities, continued systems development, e-commerce and marketing initiatives. We spent $139 million on capital expenditures during the nine months ended December 30, 2023.
The Capri transformation program represents a multi-year, multi-project initiative extending through Fiscal 2026 intended to improve the operating effectiveness and efficiency of our organization by creating best in class shared platforms across our brands and expanding our digital capabilities. These initiatives cover multiple aspects of our operations including supply chain, marketing, omni-channel customer experience, e-commerce, data analytics and IT infrastructure. From Fiscal 2024 through Fiscal 2026, we expect expenditures of up to $220 million related to these efforts.
The Company is also in progress with a multi-year ERP implementation which includes accounting, finance and wholesale and retail inventory solutions in order to create standardized finance IT applications across our organization. This ERP implementation will continue through Fiscal 2026 and we expect expenditures up to $170 million related to these initiatives.
The following table sets forth key indicators of our liquidity and capital resources (in millions):

	As of
	December 30, 2023	April 1, 2023
Balance Sheet Data:
Cash and cash equivalents	$249	$249
Working capital	$103	$420
Total assets	$7,617	$7,295
Short-term debt	$461	$5
Long-term debt	$1,383	$1,822

	Nine Months Ended
	December 30, 2023	December 31, 2022
Cash Flows Provided By (Used In):
Operating activities	$265	$616
Investing activities	$(139)	$241
Financing activities	$(116)	$(651)
Effect of exchange rate changes	$(11)	$(94)
Net (decrease) increase in cash and cash equivalents	$(1)	$112
Cash Provided by Operating Activities
Net cash provided by operating activities was $265 million during the nine months ended December 30, 2023, as compared to net cash provided by operating activities of $616 million for the nine months ended December 31, 2022. The decrease in net cash provided by operating activities were primarily attributable to a decrease in our net income after non-cash adjustments, along with the stabilization of inventory levels and reduction of accounts payables in the current year.
Cash (Used in) Provided by Investing Activities
Net cash used in investing activities was $139 million during the nine months ended December 30, 2023, as compared to net cash provided by investing activities of $241 million during the nine months ended December 31, 2022. The increase in net cash used in investing activities were primarily attributable to the settlement of net investment hedges of $409 million during the nine months ended December 31, 2022, partially offset by lower capital expenditures of $29 million compared to prior year.
Cash Used in Financing Activities
Net cash used in financing activities was $116 million during the nine months ended December 30, 2023, as compared to net cash used in financing activities of $651 million during the nine months ended December 31, 2022. The decrease in net cash used in financing activities of $535 million was primarily attributable to a decrease in cash payments to repurchase our ordinary shares of $857 million compared to prior year, offset by lower net debt borrowings of $322 million.

Debt Facilities
The following table presents a summary of our borrowing capacity and amounts outstanding as of December 30, 2023 and April 1, 2023 (in millions):

	As of
	December 30, 2023	April 1, 2023
Senior Unsecured Revolving Credit Facility:
Revolving Credit Facility (excluding up to a $500 million accordion feature) (1)
Total availability	$1,500	$1,500
Borrowings outstanding (2)	874	874
Letter of credit outstanding	2	3
Remaining availability	$624	$623

Versace Term Loan (450 Million Euro)
Borrowings outstanding, net of debt issuance costs (3)	$496	$487

Senior Notes due 2024
Borrowings outstanding, net of debt issuance costs and discount amortization (2)	$449	$449

Other Borrowings (4)	$25	$17

Hong Kong Uncommitted Credit Facility:
Total availability (70 million Hong Kong Dollars) (5)	$9	$9
Borrowings outstanding	—	—
Remaining availability (70 million Hong Kong Dollars)	$9	$9

China Uncommitted Credit Facility:
Total availability (75 million Chinese Yuan) (5)	$11	$11
Borrowings outstanding	—	—
Total and remaining availability (75 million Chinese Yuan)	$11	$11

Japan Credit Facility:
Total availability (1.0 billion Japanese Yen)	$7	$8
Borrowings outstanding	—	—
Remaining availability (1.0 billion Japanese Yen)	$7	$8

Versace Uncommitted Credit Facilities:
Total availability (40 million Euro) (5)	$44	$43
Borrowings outstanding	—	—
Remaining availability (40 million Euro)	$44	$43

Total borrowings outstanding (1)	$1,844	$1,827
Total remaining availability	$695	$694

(1)The financial covenant in our 2022 Credit Facility requires us to comply with the quarterly maximum net leverage ratio test of 4.00 to 1.0. As of December 30, 2023 and April 1, 2023, we were in compliance with all covenants related to our agreements then in effect governing our debt. See Note 10 to the accompanying consolidated financial statements for additional information.
(2)As of December 30, 2023 and April 1, 2023, all amounts are recorded as long-term debt in our consolidated balance sheets, besides the Senior Notes, due in November 2024, of which are recorded within short-term debt in our consolidated balance sheets as of December 30, 2023.

(3)On December 5, 2022, Gianni Versace S.r.l., our wholly owned subsidiary, entered into a credit facility, which provides a senior unsecured term loan in an aggregate principal amount of €450 million. As of December 30, 2023 and April 1, 2023, all amounts are recorded as long-term debt in our consolidated balance sheets.
(4)The balance as of December 30, 2023 consists of $11 million related to our supplier financing program recorded within short-term debt in our consolidated balance sheets, $11 million related to the sale of certain Versace tax receivables, with $1 million and $10 million, respectively, recorded within short-term debt and long-term debt in our consolidated balance sheets and $3 million of other loans recorded as long-term debt in our consolidated balance sheets. The balance as of April 1, 2023 consists of $4 million related to our supplier finance program recorded within short-term debt in our consolidated balance sheets, $11 million related to the sale of certain Versace tax receivables, with $1 million and $10 million recorded within short-term debt and long-term debt, respectively, and $2 million of other loans recorded as long-term debt in our consolidated balance sheets.
(5)The balance as of December 30, 2023 and April 1, 2023 represents the total availability of the credit facility, which excludes bank guarantees.
We believe that our 2022 Credit Facility is adequately diversified with no undue concentration in any one financial institution. As of December 30, 2023, there were 17 financial institutions participating in the facility, with none maintaining a maximum commitment percentage in excess of 10%. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the 2022 Credit Facility.
See Note 10 in the accompanying financial statements and Note 11 in our Fiscal 2023 Annual Report on Form 10-K for detailed information relating to our credit facilities and debt obligations.
Share Repurchase Program
The following table presents our treasury share repurchases during the nine months ended December 30, 2023 and December 31, 2022 (dollars in millions):

	Nine Months Ended
	December 30, 2023	December 31, 2022
Cost of shares repurchased under share repurchase program	$100	$950
Fair value of shares withheld to cover tax obligations for vested restricted share awards	7	14
Total cost of treasury shares repurchased	$107	$964

Shares repurchased under share repurchase program	2,637,102	18,921,459
Shares withheld to cover tax withholding obligations	185,133	300,722
	2,822,235	19,222,181
On June 1, 2022, the Company announced its Board of Directors authorized a new share repurchase program (the “Fiscal 2023 Plan”) pursuant to which we may, from time to time, repurchase up to $1.0 billion of our outstanding ordinary shares within a period of two years from the effective date of the program.
On November 9, 2022, the Company announced its Board of Directors approved a new share repurchase program (the “Existing Share Repurchase Plan”) to purchase up to $1.0 billion of our outstanding ordinary shares, providing additional capacity to return cash to shareholders over the longer term. This new two-year program replaced the Fiscal 2023 Plan. As of December 30, 2023, the remaining availability under the Existing Share Repurchase Plan was $300 million.
Share repurchases may be made in open market or privately negotiated transactions and/or pursuant to Rule 10b5-1 trading plans, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors; however, pursuant to the terms of the Merger Agreement, and subject to certain limited exceptions, we may not repurchase its ordinary shares other than the acceptance of our ordinary shares as payment of the exercise price of our options or for withholding taxes in respect of our equity awards. Accordingly, we did not repurchase any of our ordinary shares since entering into the Merger Agreement pursuant to the Existing Share Repurchase Plan, and we do not expect to repurchase any of our ordinary shares in connection with the Existing Share Repurchase Plan prior to the Merger or earlier termination of the Merger Agreement.

Contractual Obligations and Commercial Commitments
Please refer to the “Contractual Obligations and Commercial Commitments” disclosure within the “Liquidity and Capital Resources” section of our Fiscal 2023 Form 10-K for a detailed disclosure of our other contractual obligations and commitments as of April 1, 2023.
Off-Balance Sheet Arrangements
We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. Our off-balance sheet commitments relating to our outstanding letters of credit were $28 million at December 30, 2023, including $26 million in letters of credit issued outside of the 2022 Credit Facility. In addition, as of December 30, 2023, bank guarantees of approximately $39 million were supported by our various credit facilities. We do not have any other off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.
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
There were no forward foreign currency exchange contracts outstanding as of December 30, 2023 and as a result we were not required to perform a sensitivity analysis.
Net Investment Hedges
We are exposed to adverse foreign currency exchange rate movements related to our net investment hedges. As of December 30, 2023, we have multiple fixed to fixed cross-currency swap agreements with aggregate notional amounts of $2.5 billion to hedge our net investment in CHF denominated subsidiaries against future volatility in the exchange rates between the United States dollar and CHF. Under the terms of these contracts, we will exchange the semi-annual fixed rate payments on United States notional amounts for fixed rate payments of 0% in CHF. Based on the net investment hedges outstanding as of December 30, 2023, a 10% appreciation or devaluation of the United States dollar compared to the level of foreign currency exchange rates for currencies under contract as of December 30, 2023, would result in a net increase or decrease, respectively, of approximately $270 million in the fair value of these contracts. These contracts have maturity dates between September 2024 and June 2028.
As of December 30, 2023, we have multiple float-to-float cross-currency swap agreements with aggregate notional amounts of $1 billion to hedge our net investment in Euro denominated subsidiaries against future volatility in the exchange rates between the United States dollar and Euro. We will exchange Euro floating rate payments based on EURIBOR for the United States dollar floating rate amounts based on SOFR CME Term over the life of the agreement. The fixed rate component of semi-annual Euro payments range from 1.149% to 1.215%. Based on the net investment hedges outstanding as of December 30, 2023, a 10% appreciation or devaluation of the United States dollar compared to the level of foreign currency exchange rates for currencies under contract as of December 30, 2023, would result in a net increase or decrease, respectively, of approximately $110 million in the fair value of these contracts. These contracts have maturity dates between May 2028 and August 2030.
As of December 30, 2023, we have multiple fixed to fixed cross-currency swap agreements with aggregate notional amounts of $350 million to hedge our net investment in Euro denominated subsidiaries against future volatility in the exchange rates between the United States dollar and Euro. Under the terms of these contracts, we will exchange the semi-annual fixed rate payments on United States notional amounts for fixed rate payments of 0% in Euros. Based on the net investment hedges outstanding as of December 30, 2023, a 10% appreciation or devaluation of the United States dollar compared to the level of foreign currency exchange rates for currencies under contract as of December 30, 2023, would result in a net increase or decrease, respectively, of approximately $33 million in the fair value of these contracts. These contracts have maturity dates between January 2027 and April 2027.
As of December 30, 2023, we have multiple fixed to fixed cross-currency swap agreements with aggregate notional amounts of €1.15 billion to hedge our net investments in GBP denominated subsidiaries against future volatility in the exchange rates between the Euro and British pound. Under the terms of these contracts, we will exchange the semi-annual fixed rate payments on GBP notional amounts for fixed rate payments of 0% in Euro. Based on the net investment hedges outstanding as of December 30, 2023, a 10% appreciation or devaluation of the British pound compared to the level of foreign currency exchange rates for currencies under contract as of December 30, 2023, would result in a net increase or decrease, respectively, of approximately £94 million (approximately $120 million) in the fair value of these contracts. These contracts have maturity dates between November 2024 and November 2027.
As of December 30, 2023, we have multiple fixed to fixed cross-currency swap agreements with aggregate notional amounts of $294 million to hedge our net investments in Japanese Yen denominated subsidiaries against future volatility in the exchange rates between the United States dollar and the Japanese Yen. Under the term of these contracts, we will exchange the semi-annual fixed rate payments on United States notional amounts for fixed rate payments of 0% to 2.665% in Japanese Yen. Based on the net investment hedges outstanding as of December 30, 2023, a 10% appreciation or devaluation of the United States dollar compared to the level of foreign currency exchange rates for currencies under contract as of December 30, 2023, would result in a net increase or decrease, respectively, of approximately $35 million in the fair value of these contracts. These contracts have maturity dates between May 2027 and February 2051. In addition, certain other contracts are supported by a credit support annex (“CSA”) which provides for collateral exchange with the earliest effective date being September 2027. If the outstanding position of a contract exceeds a certain threshold governed by the aforementioned CSA’s, either party is required to post cash collateral.
Fair Value Hedges
We are exposed to transaction risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany loans which will impact earnings on a consolidated basis. To manage the exchange rate risk related to these balances, we enter into fair value forward cross-currency swap agreements to hedge its exposure in GBP denominated subsidiaries on a Euro denominated intercompany loan. As of December 30, 2023, the total notional values of outstanding fair value cross-currency swaps related to these loans were €1 billion. Based on the fair value hedges outstanding as of December 30, 2023, a 10% appreciation or devaluation of the British pound compared to the level of foreign currency exchange rates for currencies under contract as of December 30, 2023, would result in a net increase or decrease, respectively, of approximately £83 million (approximately $106 million) in the fair value of these contracts. These contracts have maturity dates between March 2025 and March 2026.
Interest Rate Risk
We are exposed to interest rate risk in relation to borrowings outstanding under our 2022 Credit Facility, our Versace Term Loan, our Hong Kong Credit Facility, our Japan Credit Facility and our Uncommitted Versace Credit Facilities. Our 2022 Credit Facility carries interest rates that are tied to the prime rate and other institutional lending rates (depending on the particular origination of borrowing), as further described in Note 10 to the accompanying consolidated financial statements. Our Versace Term Loan carries interest rates that are tied to EURIBOR. Our Hong Kong Credit Facility carries interest at a rate that is tied to the Hong Kong Interbank Offered Rate. Our China Credit Facility carries interest at a rate that is tied to the People’s Bank of China’s Benchmark lending rate. Our Japan Credit Facility carries interest at a rate posted by the Mitsubishi UFJ Financial Group. Our Uncommitted Versace Credit Facilities carries interest at a rate set by the bank on the date of borrowing that is tied to the European Central Bank. Therefore, our consolidated statements of operations and comprehensive income and cash flows are exposed to changes in those interest rates. At December 30, 2023, we had $874 million borrowings outstanding under our 2022 Credit Facility, $496 million outstanding, net of debt issuance costs, under our Versace Term Loan and no borrowings outstanding under our Uncommitted Versace Credit Facilities. At April 1, 2023, we had $874 million borrowings outstanding under our 2022 Credit Facility, $487 million, outstanding, net of debt issuance costs, under our Versace Term Loan and no borrowings outstanding under all other Credit Facilities. These balances are not indicative of future balances that may be outstanding under our revolving credit facilities that may be subject to fluctuations in interest rates. Any increases in the applicable interest rate(s) would cause an increase to the interest expense relative to any outstanding balance at that date.
Credit Risk
As of December 30, 2023, our $450 million Senior Notes, due in 2024, bear interest at a fixed rate equal to 4.250% per year, payable semi-annually. Our Senior Notes interest rate payable may be subject to adjustments from time to time if either Moody’s or S&P (or a substitute rating agency), downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the Senior Notes.
On an overall basis, our exposure to market risk has not significantly changed from what we reported in our Annual Report on Form 10-K. Macroeconomic conditions and inflationary pressures continue to present new and emerging uncertainty to the financial markets. See Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 1, 2023 for additional information.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) as of December 30, 2023. This evaluation was performed based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), the 2013 Framework. Based on this assessment, our CEO and CFO concluded that our disclosure controls and procedures as of December 30, 2023 are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
Except as discussed below, there have been no changes in our internal control over financial reporting during the three months ended December 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
The following table provides information of our ordinary shares repurchased or withheld during the three months ended December 30, 2023:

	Total Number of Shares(1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Dollar Value of Shares That May Be Purchased Under the Programs (in millions)
October 1 - October 28	—	$—	—	$300
October 29 - November 25	—	$—	—	$300
November 26 - December 30	13,021	$49.28	—	$300
	13,021		—
(1)Share repurchases may be made in open market or privately negotiated transactions and/or pursuant to Rule 10b5-1 trading plans, subject to market conditions, applicable legal requirements, trading restrictions under the our insider trading policy and other relevant factors; however, pursuant to the terms of the Merger Agreement, and subject to certain limited exceptions, we may not repurchase our ordinary shares other than the acceptance of our ordinary shares as payment of the exercise price of our options or for withholding taxes in respect of our equity awards. Accordingly, we did not repurchase any of our ordinary shares during the three months ended December 30, 2023 pursuant to the Existing Share Repurchase Plan, and we do not expect to repurchase any of our ordinary shares in connection with the Existing Share Repurchase Plan prior to the Merger or earlier termination of the Merger Agreement, except withhold to cover, which these shares relate to.

ITEM 5. OTHER INFORMATION

(a) On February 7, 2024, the Board of Directors of the Company approved a Global Optimization Plan in order to streamline the Company’s operating model, maximize efficiency and support long-term profitable growth. As part of the Global Optimization Plan, the Company anticipates global headcount reductions and the closure of approximately 100 of its retail stores over the next 18 months. In Fiscal 2025, it is expected that this initiative will generate net cost savings of approximately $80 million to $90 million. The Company also expects to record estimated one-time restructuring charges of approximately $30 million to $40 million, of which approximately $30 million to $35 million will be cash charges related to organizational efficiency initiatives, which consist primarily of severance and employee-related costs. The Company anticipates that up to $5 million of the restructuring charges will be related to lease termination and other store closure costs. Approximately $25 million to $30 million in pre-tax restructuring charges will be recognized in the fourth quarter of Fiscal 2024.

These estimates are subject to a number of assumptions, and actual results may differ materially. The Company may also incur costs not currently contemplated due to unanticipated events that may occur in connection with the Global Optimization Plan.

The exact amounts or range of amounts and timing of the Global Optimization Plan charges and future cash expenditures associated therewith are undeterminable at this time. The Company will either disclose in a Current Report on Form 8-K, or disclose in another periodic filing with the U.S. Securities and Exchange Commission, the amount of any material charges relating to the Global Optimization Plan by major type of cost once such amounts or range of amounts are determinable.

This disclosure is intended to satisfy the requirements of Item 2.05 of Form 8-K.
(c) During the quarterly period ended December 30, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
a. Exhibits
Please refer to the accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 8, 2024.

CAPRI HOLDINGS LIMITED

By:	/s/ John D. Idol
Name:	John D. Idol
Title:	Chairman & Chief Executive Officer

By:	/s/ Thomas J. Edwards, Jr.
Name:	Thomas J. Edwards, Jr.
Title:	Executive Vice President, Chief Financial Officer and Chief Operating Officer

INDEX TO EXHIBITS

Exhibit No.	Description

10.1
Letter Agreement, dated as of December 15, 2023, by and between Capri Holdings Limited and Jenna A. Hendricks (included as Exhibit 10.1 to the Company’s 8-K (File No. 001-35368), filed on December 18, 2023 and incorporated herein by reference).

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

101.1
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended December 30, 2023 formatted in Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.