Form 10-K
period 2024-03-30
Capri Holdings Ltd
filed 2024-05-29
CIK 1530721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2024
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

The aggregate market value of the registrant’s voting and non-voting ordinary shares held by non-affiliates of the registrant was $5,963,581,508 as of September 29, 2023, the last business day of the registrant’s most recently completed second fiscal quarter based on the closing price of the ordinary shares on the New York Stock Exchange.
As of May 22, 2024, Capri Holdings Limited had 116,649,222 ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive Proxy Statement, which will be filed in July 2024, for the 2024 Annual Meeting of the Shareholders.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS
This report contains statements which are, or may be deemed to be, “forward-looking statements.” Forward-looking statements are prospective in nature and are not based on historical facts, but rather on current expectations and projections of management of Capri Holdings Limited (“Capri” or the “Company”) about future events and are therefore subject to risks and uncertainties which could cause actual results to differ materially from the future results expressed or implied by the forward-looking statements. All statements other than statements of historical facts included herein, may be forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “plans”, “believes”, “expects”, “intends”, “will”, “should”, “could”, “would”, “may”, “anticipates”, “might” or similar words or phrases, are forward-looking statements. These forward-looking statements are not guarantees of future financial performance. Such forward-looking statements involve known and unknown risks and uncertainties that could significantly affect expected results and are based on certain key assumptions, which could cause actual results to differ materially from those projected or implied in any forward-looking statements, including regarding the pending merger with Tapestry, Inc. (the “Merger”). These risks, uncertainties and other factors include, but are not limited to, our ability to respond to changing fashion, consumer traffic and retail trends; fluctuations in demand for our products; high consumer debt levels, recession and inflationary pressures; loss of market share and increased competition; reductions in our wholesale channel; the impact of the COVID-19 pandemic, or other unforeseen epidemics, pandemics, disasters or catastrophes; levels of cash flow and future availability of credit, Capri's ability to successfully execute its growth strategies; departure of key employees or failure to attract and retain highly qualified personnel; risks associated with operating in international markets and global sourcing activities, including disruptions or delays in manufacturing or shipments; the risk of cybersecurity threats and privacy or data security breaches; extreme weather conditions and natural disasters; general economic, political, business or market conditions; acts of war and other geopolitical conflicts; the outcome of the U.S. Federal Trade Commission's ("FTC") lawsuit attempting to block the pending Merger, the occurrence of any other event, change or other circumstances that could give rise to the termination of the merger agreement entered into in connection with the pending Merger; the risk that the parties to the merger agreement may not be able to satisfy the conditions to the pending Merger in a timely manner or at all; risks related to disruption of management time from ongoing business operations due to the pending Merger; the risk that any announcements relating to the pending Merger could have adverse effects on the market price of Capri's ordinary shares; the risk of any unexpected costs or expenses resulting from the pending Merger; the risk of any litigation relating to the pending Merger; the risk that the pending Merger could have an adverse effect on the ability of Capri to retain and maintain relationships with customers, suppliers and other business partners and retain and hire key personnel and on its operating results and business generally, as well as those risks that are outlined in Capri’s disclosure filings and materials, which you can find on http://www.capriholdings.com, such as its Form 10-K, Form 10-Q and Form 8-K reports that have been filed with the SEC. Please consult these documents for a more complete understanding of these risks and uncertainties. Any forward-looking statement in this report speaks only as of the date made and Capri disclaims any obligation to update or revise any forward-looking or other statements contained herein other than in accordance with legal and regulatory obligations.

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

Risks Related to the Merger
•we are subject to litigation challenging the Merger, including the lawsuit by the U.S. FTC attempting to block the pending Merger, and an unfavorable judgment or ruling in any such lawsuits could prevent or delay the consummation of the Merger and/or result in substantial costs and otherwise have a material adverse impact on our business and our share price;
•the pendency of the Merger could adversely affect our business, financial results and operations; and
•failure to complete the pending Merger could adversely affect our business and the market price of our ordinary shares.

Risks Related to Macroeconomic Conditions
•the accessories, footwear and apparel industries are heavily influenced by general macroeconomic cycles that affect consumer spending and a prolonged period of depressed consumer spending could have a material adverse effect on our business, results of operations and financial condition; and
•the COVID-19 pandemic may adversely affect our business and results of operations.

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
•we may be required to take impairment charges with respect to one or more of our brands;
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

Risks Related to Environmental, Social and Governance Issues
•increased scrutiny from investors and others regarding our corporate social responsibility initiatives, including environmental, social and other matters of significance relating to sustainability, and changing regulatory requirements around environmental, social and governance (“ESG”) could result in additional costs or risks and adversely impact our reputation; and
•our business is susceptible to the risks associated with climate change and other environmental impacts which could negatively affect our business and operations.

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

Risks Related to Our Ordinary Shares
•our share price may periodically fluctuate based on forward-looking expectations regarding our financial performance;
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

PART I
Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Capri”, “we”, “us”, “our”, “the Company”, “our Company” and “our business” refer to Capri Holdings Limited and its consolidated subsidiaries. References to our stores, retail stores and retail segment include all of our full-price retail stores (including concessions), our e-commerce websites and outlet stores. The Company utilizes a 52- to 53-week fiscal year and the term “Fiscal Year” or “Fiscal” refers to that 52-week or 53-week period. The fiscal years ending on March 30, 2024 and April 1, 2023 (“Fiscal 2024” and “Fiscal 2023”, respectively) contain 52-weeks and the fiscal year ending on April 2, 2022 (“Fiscal 2022”) contains 53-weeks. The Company’s Fiscal 2025 is a 52-week period ending March 29, 2025. Some differences in the numbers in the tables and text throughout this annual report may exist due to rounding.

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
Our Brands
Versace
Our Versace brand has long been recognized as one of the world’s leading international fashion design houses and is synonymous with Italian glamour and style. Founded in 1978 in Milan, Versace is known for its iconic and unmistakable style and unparalleled craftsmanship. Over the past several decades, the House of Versace has grown globally from its roots in haute couture, expanding into the design, manufacturing, distribution and retailing of ready-to-wear, accessories, footwear, eyewear, watches, jewelry, fragrance and home furnishings. Versace’s design team is led by Donatella Versace, who has been the brand’s Artistic Director for over 20 years. Versace distributes its products through a worldwide distribution network, which includes boutiques in some of the world’s most fashionable cities, its e-commerce sites, as well as through the most prestigious department and specialty stores worldwide.
Jimmy Choo
Our Jimmy Choo brand offers a distinctive, glamorous and fashion-forward product range, enabling it to develop into a leading global luxury accessories brand, whose core product offering is women’s luxury shoes, complemented by accessories, including handbags, small leather goods, jewelry, scarves and belts, as well as men’s luxury shoes and accessories. In addition, certain categories, including fragrance and eyewear, are produced under licensing agreements. Jimmy Choo’s design team is led by Sandra Choi, who has been the Creative Director for the brand since its inception in 1996. Jimmy Choo products are unique, instinctively seductive and chic. The brand offers classic and timeless luxury products, alongside innovative collections that are intended to set and lead fashion trends. Jimmy Choo is represented through its global store network, its e-commerce sites, as well as through the most prestigious department and specialty stores worldwide.
Michael Kors
Our Michael Kors brand was launched over 40 years ago by Michael Kors, a world-renowned designer, whose vision has taken the Company from its beginnings as an American luxury sportswear house to a global accessories, ready-to-wear and footwear company with a global distribution network that has presence in over 100 countries through Company-operated retail stores and e-commerce sites, leading department stores, specialty stores and select licensing partners. Michael Kors is a highly recognized luxury fashion brand in the Americas and Europe with growing brand awareness in other international markets. Michael Kors features distinctive designs, materials and craftsmanship that combines stylish elegance and a sporty attitude. Michael Kors offers three primary collections: the Michael Kors Collection line, the MICHAEL Michael Kors line and the Michael Kors Mens line. The Michael Kors Collection establishes the aesthetic authority of the entire brand and is carried by select retail stores, our e-commerce sites, as well as in the finest luxury department stores in the world. MICHAEL Michael Kors has a strong focus on accessories, in addition to offering ready-to-wear and footwear. We have also been developing our men’s business in recognition of the significant opportunity afforded by the Michael Kors brand’s established fashion authority and the expanding men’s market. Taken together, our Michael Kors collections target a broad customer base while retaining our premium luxury image.
Our Segments
We operate in three reportable segments as follows:
•Versace — accounted for approximately 20% of our total revenue in Fiscal 2024 and includes worldwide sales of Versace products through 236 retail stores (including concessions) and e-commerce sites, through wholesale doors (including multi-brand stores), as well as through product and geographic licensing arrangements.
•Jimmy Choo — accounted for approximately 12% of our total revenue in Fiscal 2024 and includes worldwide sales of Jimmy Choo products through 234 retail stores (including concessions) and e-commerce sites, through wholesale doors (including multi-brand stores), as well as through product and geographic licensing arrangements.
•Michael Kors — accounted for approximately 68% of our total revenue in Fiscal 2024 and includes worldwide sales of Michael Kors products through 769 retail stores (including concessions) and e-commerce sites, through wholesale doors, as well as through product and geographic licensing arrangements.
In addition to these reportable segments, we have certain corporate costs that are not directly attributable to our brands and, therefore, are not allocated to its segments. Such costs primarily include certain administrative, corporate occupancy, shared service and information systems expenses, including enterprise resource planning (“ERP”) system implementation costs and Capri transformation program costs. In addition, certain other costs are not allocated to segments, including Merger related costs, impairment charges, the impact of the war in Ukraine, restructuring and other expense and COVID-19 related expenses. The segment structure is consistent with how the Company’s chief operating decision maker (“CODM”) plans and allocates resources, manages the business and assesses performance. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. For additional financial information regarding our segments and corporate unallocated expenses, see Note 20 to the accompanying consolidated financial statements.
Industry
We operate in the global personal luxury goods industry. In 2023, the global personal luxury goods market grew 8% at constant exchange rates, reaching an estimated $390 billion. The market is predicted to increase at a 6-7% compound annual growth rate between 2023 and 2030 to approximately $600 billion. Future growth will be driven by e-commerce, Chinese consumers and younger generations. By 2030, Bain* studies estimate that approximately 30% of personal luxury goods sales will occur online, Chinese consumers will represent approximately 35-40% of total global personal luxury goods sales and Gen Z and Alpha, combined, will make up approximately one-third of the market. As the personal luxury goods market continues to evolve, Capri is committed to designing exceptional, innovative products that cover the full spectrum of fashion luxury categories, increasing customer engagement initiatives across all three brands and tailoring merchandise to customer shopping and communication preferences as part of our growth strategy.
*Bain – Altagamma Luxury Goods Worldwide Market Study, Fall 2023 (November 15, 2023). Bain Altagamma estimates market sizes in Euros which have been converted to US dollars. These studies were prepared by Bain & Company and Altagamma and can be obtained free of charge or at a nominal cost by contacting Bain & Company’s media contacts. While we believe that each of these studies and publications are reliable, we have not independently verified market and industry data from third-party sources.
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

The following table details our revenue by segment and geographic location (in millions):

	Fiscal Years Ended
	March 30, 2024	April 1, 2023	April 2, 2022
Versace - the Americas	$338	$408	$408
Versace - EMEA	444	468	425
Versace - Asia	248	230	255
Total Versace revenue	1,030	1,106	1,088
Jimmy Choo - the Americas	176	196	175
Jimmy Choo - EMEA	266	255	229
Jimmy Choo - Asia	176	182	209
Total Jimmy Choo revenue	618	633	613
Michael Kors - the Americas	2,298	2,616	2,627
Michael Kors - EMEA	791	819	835
Michael Kors - Asia	433	445	491
Total Michael Kors revenue	3,522	3,880	3,953

Total - the Americas	2,812	3,220	3,210
Total - EMEA	1,501	1,542	1,489
Total - Asia	857	857	955
Total revenue	$5,170	$5,619	$5,654

Competitive Strengths
We believe that the following strengths differentiate us from our competitors:
Global Fashion Luxury Group Led by a World-Class Management Team and Renowned Designers. We are a global fashion luxury group, consisting of three iconic brands defined by fashion luxury products with a reputation for world-class design and innovation. The design leadership of our founder-designers Donatella Versace, Sandra Choi and Michael Kors is a unique advantage that we possess. Our founder-led design teams are supported by our senior management team with extensive experience across a broad range of disciplines in the retail industry, including design, sales, marketing, public relations, merchandising, real estate, supply chain and finance. With an average of 26 years of experience in the retail industry, including at a number of public companies, and an average of 22 years of experience with our brands, our senior management team has strong creative and operational experience and a successful track record.
For over 20 years, Donatella Versace has been Versace’s Artistic Director, molding Versace’s iconic style. A true visionary with an intuition for how to blend fashion, design and culture, Donatella continues to honor the rich and storied Versace heritage founded in 1978, while constantly evolving and adapting the luxury house to ensure the brand’s continued relevance. Donatella’s most recent collections for Versace are a testament to her bold and fearless design vision that celebrate Versace’s Italian heritage and unapologetic glamour. Versace designs are often worn by the world’s most famous celebrities.
Jimmy Choo’s design team is led by Sandra Choi, who has been the Creative Director for the Jimmy Choo brand since its inception in 1996. Jimmy Choo products are glamourous and daring. The Jimmy Choo brand offers classic and timeless luxury products, alongside innovative collections that are intended to set and lead fashion trends. Jimmy Choo’s products have a strong red carpet presence and are often worn by global celebrities.
The Michael Kors brand was launched over 40 years ago by Michael Kors, a world-renowned designer, who is responsible for conceptualizing and directing the design of our Michael Kors brand products. We believe that the Michael Kors brand name has become synonymous with luxurious fashion that is timeless and elegant, expressed through the brand’s sophisticated accessories and ready-to-wear collections. Each of our Michael Kors brand collections exemplifies a glamorous lifestyle and features high quality designs, materials and craftsmanship. Michael Kors has received a number of awards, which recognize the contribution he and his team have made to the fashion industry and our Company. Some of the most widely recognized global trendsetters and celebrities wear our Michael Kors brand collections.
Expertise in the Accessories Category. We have strong group expertise in accessories. The strength of our Michael Kors Collection and our MICHAEL Michael Kors line have allowed us to expand our brand awareness and position Michael Kors as one of the leading global luxury brands in the accessories product categories. Capitalizing on the success of our accessories product category, we continue to further develop the accessories businesses for Jimmy Choo and Versace, bringing our accessories expertise, including our product category knowledge, our merchandising best practices and our substantial group buying power to these brands. Our goal is to increase Versace’s women’s and men’s accessories penetration from approximately 20% of revenues in Fiscal 2024 to 50% of Versace’s revenues over time and to increase Jimmy Choo’s women’s accessories penetration from approximately 20% of revenues in Fiscal 2024 to 30% of Jimmy Choo’s revenues over time.
Exceptional Retail Store Footprint. Versace operates in three primary retail formats: boutiques, outlet and e-commerce. We operated 236 Versace retail stores as of March 30, 2024 in some of the most fashionable cities and the most sought-after shopping destinations around the world. During Fiscal 2024, we completed renovations at approximately 75% of our Versace retail stores to incorporate our new store design and have continued with these renovations in Fiscal 2025. Versace’s products are distributed worldwide through a global network of highly specialized stores, which average approximately 2,900 gross square feet. In addition, we operate Versace e-commerce sites in the United States, Europe and China (covering 90 countries worldwide).
We operated 234 Jimmy Choo retail stores as of March 30, 2024, in some of the most premier locations worldwide. Jimmy Choo retail stores, comprised of full-price stores and outlets, average approximately 1,500 gross square feet. In addition, we operate Jimmy Choo e-commerce sites in the United States, certain parts of Europe, Japan, China, Australia and Korea.
We operated 769 Michael Kors stores as of March 30, 2024 with four primary retail formats: collection stores, lifestyle stores, outlet stores and e-commerce sites. Michael Kors collection stores are located in some of the world’s most prestigious shopping areas and average approximately 2,900 gross square feet in size. The Michael Kors lifestyle stores are located in some of the world’s most frequented metropolitan shopping locations and leading regional shopping centers, and average approximately 2,700 gross square feet in size. We also extend our reach to additional consumer groups through our outlet stores, which average approximately 4,500 gross square feet in size. In addition, we also operate Michael Kors e-commerce sites in North America, China, Japan, South Korea, certain parts of Europe, the Middle East, Africa, Asia Pacific and Oceania.
World-class Omni and CRM Capabilities. We have omni-channel capabilities from best-in-class digital platforms to state-of-the-art distribution facilities globally, which we leverage across businesses. We will continue to implement omni-channel capabilities throughout our businesses, we have begun leveraging our distribution centers globally to serve multiple brands.
Strong Relationships with Premier Department Stores. We partner with leading wholesale customers, such as Bloomindale’s, Macy’s, Dillard’s and Saks Fifth Avenue in North America, as well as Galeries Lafayette, Harrods, Harvey Nichols, Printemps and Selfridges in Europe. These relationships enable us to access large numbers of our key consumers in a targeted manner. Our “shop-in-shops” have specially trained staff, as well as customized fixtures, wall casings, decorative items, flooring and provide department store consumers with a more personalized shopping experience than traditional retail department store configurations. We have engaged with our wholesale customers on various initiatives and have continued to enter into supply chain partnerships designed to increase the speed at which our luxury fashion products reach the ultimate consumer. For Michael Kors, we continue to optimize deliveries with the intent to drive more full-price sell-through in the wholesale channel.
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
Continue to execute our strategies to grow Versace. We plan to grow the Versace business to at least $2 billion in revenues over time. To achieve this goal, we plan to build on Versace’s iconic brand codes - Barocco, La Medusa and La Greca. Additionally, we will capitalize on Versace’s high brand awareness through bold and engaging consumer communication. We also plan to expand and elevate Versace’s distribution by accelerating e-commerce and omni-channel capabilities, increasing our global retail footprint to 300 retail stores and continuing to renovate the remainder of the store fleet. Finally, we plan to leverage our group’s expertise to expand Versace’s women’s and men’s accessories to 50% of the brand’s revenues over time, while maintaining Versace’s authoritative presence in women’s and men’s ready-to-wear.
Continue to execute on our strategies to grow Jimmy Choo. We plan to continue to implement our growth strategies for Jimmy Choo with a goal of reaching $1 billion in revenues over time. Our overarching strategy is rooted in reinforcing the brand’s glamorous DNA through client experience and communications, as well as through product – from formal to casual, across accessories and footwear. Additionally, we plan to expand Jimmy Choo’s distribution by accelerating e-commerce and omni-channel developments and investing in our global retail footprint in the most fashionable shopping destinations around the world. We also have a significant opportunity to increase women’s accessories to approximately 30% of Jimmy Choo’s revenue over time by expanding the breadth of new collections. At the same time, we plan to continue to grow footwear sales by capitalizing on the success of glamour while expanding our fashion active and casual offerings.
Continue to leverage the strength of Michael Kors, which remains the foundation for our fashion luxury group. Our goal is to continue to elevate Michael Kors to become a stronger and more profitable brand. We are capitalizing on high brand awareness and consumer engagement by embracing Michael Kors heritage through a modern lens. Reinforcing our highly recognizable brand codes including the MK monogram and MK hardware across all product categories remains a core growth strategy. In accessories, we continue to refresh and celebrate brand icons while evolving styles with newness. Additionally, we plan to grow our men’s business by leading with accessories and maximizing our brand codes. Our strategy to enhance customer experience by expanding our omni-channel capabilities also remains a key priority. Finally, we plan to double Michael Kors revenue in Asia over time.
Execute on our corporate social responsibility strategy. We strive to foster a future where both people and the planet are cared for, and we believe that ethical business practices and giving back are critical to our success. Our corporate social responsibility (CSR) strategy focuses on four foundational pillars – Our Governance, Our World, Our Community and Our Philanthropy. We continue to take steps to advance our CSR strategy and to support the United Nations Sustainable Development Goals. Our key sustainability goals, our plans for getting there, and an update on the progress we have made can be found in our annual CSR report located at www.capriholdings.com/CSR. The content on this website and the content in our CSR reports are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.

Collections and Products
Our total revenue by major product category is as follows (in millions):

	Fiscal Years Ended
	March 30, 2024	% of Total	April 1, 2023	% of Total	April 2, 2022	% of Total
Accessories	$2,570	49.7%	$2,826	50.3%	$2,901	51.3%
Footwear	1,151	22.3%	1,217	21.7%	1,208	21.4%
Apparel	965	18.7%	1,107	19.7%	1,027	18.2%
Licensed product	230	4.4%	222	4.0%	241	4.3%
Licensing revenue	219	4.2%	211	3.8%	212	3.7%
Other	35	0.7%	36	0.5%	65	1.1%
Total revenue	$5,170		$5,619		$5,654

Versace
Versace is one of the leading international fashion design houses, representing the brand’s creative vision through a wide range of products. From haute-couture to ready-to-wear, footwear, accessories and home decor, Versace delivers a unique lifestyle that welcomes customers in its elegant yet glamorous universe. Generally, Versace’s haute couture retails up to $250,000, ready-to-wear retails from $200 to $15,000, accessories retail from $100 to $4,000 and footwear retail from $350 to $3,000.
Certain product categories, such as Versace Jeans Couture, eyewear, fragrances, jewelry, watches and home furnishings, are produced under product licensing agreements. Swinger SA is the exclusive licensee for Versace Jeans Couture, Luxottica is the exclusive licensee for Versace eyewear, EuroItalia is the exclusive licensee for Versace fragrances, Vertime is the exclusive licensee for Versace watches and Poltrona Frau is the exclusive licensee for Versace home furnishings. Generally, Versace Jeans Couture retail from $75 to $1,300, Versace eyewear retails from $280 to $700, Versace fragrances retail from $50 to $330, Versace watches retail from $490 to $9,000 and Versace home furnishings, which include a variety of products, generally retail from $850 to $100,000.
Jimmy Choo
Jimmy Choo is a leading global luxury accessories brand offering a distinctive, glamorous and fashion-forward product range, whose core product offering is women’s luxury shoes, complemented by accessories, including handbags, small leather goods, jewelry, scarves and belts, as well as a men’s luxury shoes and accessories business. Generally, Jimmy Choo women’s and men’s luxury shoes retail from $400 to $6,000 and accessories retail from $200 to $6,000.
Certain product categories, including Jimmy Choo fragrance and eyewear, are produced under product licensing agreements. Interparfums SA is the exclusive licensee for Jimmy Choo fragrances and beauty and EssilorLuxottica SA is the exclusive licensee for Jimmy Choo eyewear. Generally, Jimmy Choo fragrances and beauty retail from $50 to $220 and Jimmy Choo eyewear retails from $300 to $600.
Michael Kors
Michael Kors has three primary collections that offer accessories, footwear and apparel: Michael Kors Collection, MICHAEL Michael Kors and Michael Kors Mens. The three primary collections and licensed products are offered through our own Michael Kors retail stores and e-commerce businesses, in department stores around the world and by our exclusive licensees to wholesale customers, in addition to select retailers. The Michael Kors Collection is a sophisticated designer collection for women based on a philosophy of essential luxury and pragmatic glamour and includes accessories, primarily handbags and small leather goods, ready-to-wear and footwear. Generally, the Michael Kors Collection women’s handbags and small leather goods retail from $900 to $4,000, footwear retails from $400 to $1,800 and ready-to-wear retails from $400 to $10,000. The MICHAEL Michael Kors collection offers women’s accessories, primarily handbags and small leather goods, as well as footwear and apparel and is carried in all of the Michael Kors lifestyle stores and leading department stores around the world. MICHAEL Michael Kors offers handbags designed to meet the fashion and functional requirements of our broad and diverse consumer base. Generally, MICHAEL Michael Kors handbags retail from $200 to $750, small leather goods retail from

$50 to $250, footwear retails from $50 to $300 and apparel retails from $75 to $700. Michael Kors Mens is an innovative collection of men’s ready-to-wear, accessories and footwear with a modern American style. Michael Kors Mens apparel generally retails from $50 to $1,000, men’s accessories generally retail from $50 to $800 and men’s footwear generally retails from $150 to $400.
Certain product categories, including watches, jewelry, eyewear and fragrance, are produced under product licensing agreements. Fossil is our exclusive licensee for Michael Kors watches and jewelry. Luxottica is our exclusive licensee for Michael Kors distinctive eyewear inspired by our collections. The Company transitioned its fragrance business to EuroItalia during Fiscal 2023. Generally, Michael Kors watches retail from $200 to $600, Michael Kors jewelry retails from $50 to $500, Michael Kors eyewear retails from $100 to $350 and Michael Kors fragrance and related products generally retail from $30 to $150.
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
Our brands introduce their new collections with fashion shows and other fashion events. These fashion events, in addition to celebrity red carpet dressing moments, generate extensive domestic and international media and social media coverage. The Versace and Michael Kors semi-annual runway shows and Jimmy Choo celebrity placements generate extensive media coverage. Jimmy Choo is also the leading brand in editorial coverage for women’s luxury shoes globally.
We believe our renowned brand founders, as well as our high-profile brand ambassadors and well-known social media influencers across our marketing programs help expand brand awareness and drive cultural relevance.
In Fiscal 2024, we recognized approximately $412 million in advertising and marketing expenses globally. We engage in a wide range of integrated marketing programs across various marketing channels, including but not limited to email marketing, print advertising, outdoor advertising, digital marketing, social media, public relations outreach, visual merchandising and partnership marketing, in an effort to engage our existing and potential customer base and ultimately stimulate sales in a consumer-preferred shopping venue.
Our e-commerce businesses provide us with an opportunity to increase the size of our customer database and to communicate with our consumers to increase online and physical store sales, as well as to continue to build global brand awareness for our brands. We are continuously improving the functionalities and features on our e-commerce sites to create innovative ways to keep our brands at the forefront of consumers’ minds by offering a broad selection of products, including accessories, apparel and footwear. Since e-commerce growth is critical to our overall growth strategy, we plan to accelerate Versace’s and Jimmy Choo’s e-commerce and omni-channel development and we are also in the process of re-platforming our brands’ e-commerce sites to expand our global capabilities. See Item 1A. “Risk Factors” — “If we are unable to effectively execute our e-commerce business and provide a reliable digital experience for our customers, our reputation and operating results may be harmed.”
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

Jimmy Choo products are manufactured by independent third-party manufacturing contractors as well as by our owned Italian atelier and shoe manufacturer. Most of Jimmy Choo’s products are produced by specialists in Italy, supported by other factories across Europe, with a small portion produced in Asia. Jimmy Choo has a product development facility in Florence. In addition to purchasing finished goods, Jimmy Choo also purchases raw materials for both product development and manufacturing purposes.
Michael Kors contracts for the purchase of finished goods principally with independent third-party manufacturing contractors that are generally responsible for the entire manufacturing process, including the purchase of piece goods and trim. Product manufacturing for the Michael Kors brand is allocated among third-party manufacturing contractors based on their capabilities, the availability of production capacity, pricing and delivery. For certain product categories, Michael Kors also has relationships with various agents who source finished goods with numerous manufacturing contractors on its behalf. This multi-supplier strategy provides specialized skills, scalability, flexibility and speed to market, as well as diversifies risk. In Fiscal 2024, one third-party buying agent sourced approximately 14% of Michael Kors finished goods purchases, based on dollar volume. Michael Kors’ largest manufacturing contractor, who produces its products in Asia and who Michael Kors has worked with for approximately 20 years, accounted for the production of approximately 12% of its finished products, based on dollar volume in Fiscal 2024. Nearly all of our Michael Kors products were produced in Asia in Fiscal 2024.
The manufacturing contractors for our brands operate under the close supervision of our global production team and buying agents located in North America, Europe and Asia. All products are produced according to our specifications. Production staff monitors manufacturing at supplier facilities in order to correct problems prior to shipment of the final product. Quality assurance is focused on as early as possible in the production process, allowing merchandise to be received at the distribution facilities and shipped to customers with minimal interruption. See “Import Restrictions and Other Governmental Regulations” and Item 1A. “Risk Factors” — “We primarily use foreign manufacturing contractors and independent third-party agents to source our finished goods, which poses legal, regulatory, political and economic risks to our business operations.”
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
Distribution
Versace owns a central warehouse in Novara, Italy, managed by a third-party, which acts as a global hub for Versace’s primary operations. Versace also has a leased warehouse near Novara operated by the same third-party, which serves as a distribution point for other Versace lines. From these warehouses, products are shipped to regional warehouses that are operated by third-parties in the United States, Hong Kong, South Korea, Mainland China and Japan, and supports the Versace retail and e-commerce businesses. E-commerce distribution for the United States market is conducted through third-party providers in New Jersey. Versace’s wholesale business is mainly serviced from three central warehouses located in Italy and the United States.
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
Michael Kors’ primary distribution facility in the United States is a leased facility in Whittier, California, which is directly operated and services our Michael Kors retail stores, e-commerce site and wholesale operations in the United States. We also engage in omni-channel order fulfillment by filling online orders through our Michael Kors retail stores and through our click-and-collect service offerings. Our primary Michael Kors distribution facility in Europe is our Company-owned and operated distribution facility in the Netherlands, which supports our European operations for our Michael Kors brand, including our European e-commerce sites. We also have a regional Michael Kors distribution center in Canada, which is leased, as well as regional Michael Kors distribution centers in the United States, Mainland China, Hong Kong, Japan, South Korea and Taiwan, which are operated by third-parties.

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
We aggressively police our intellectual property and pursue infringers both domestically and internationally. In addition, we pursue counterfeiters in the United States, Europe, the Middle East, Asia and elsewhere in the world in both online and offline channels, working with a network of customs authorities, law enforcement, legal representatives and brand specialists around the world as well as involvement with industry associations and anti-counterfeiting organizations.
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
Human Capital Management
At Capri, we strive to create workplaces where our employees and the workers across our supply chain thrive. Through our benefits and compensation packages, learning and development programs, focus on diversity and inclusion, employee engagement, wellness and safety programs and supply chain empowerment initiatives, we continue to make significant investments in our Capri community.
Governance and Oversight. Our Board of Directors has delegated oversight of matters relating to human capital management, including compensation, learning and development and diversity and inclusion to our Compensation and Talent Committee. Our Compensation and Talent Committee receives regular updates on our talent development strategies and other applicable areas of human capital management.
Employee Profile. At the end of Fiscal 2024, 2023 and 2022, we had approximately 15,100, 15,500 and 14,600 total employees, respectively. As of March 30, 2024, we had approximately 10,200 full-time employees and approximately 4,900 part-time employees. Approximately 11,100 of our employees were engaged in retail selling and administrative positions and our remaining employees were engaged in other aspects of our business as of March 30, 2024. As of March 30, 2024, we have approximately 3,400 employees covered by collective bargaining agreements in certain European countries. We consider our relations with both our union and non-union employees to be good.
Benefits and Compensation. We maintain comprehensive benefits and compensation packages to attract, retain and recognize our employees. Our health and welfare benefit program is designed to provide a wide range of benefits to meet the health care, financial, work/life and mental wellbeing needs of eligible employees. Benefits include, among others, medical, dental and vision plans, life insurance, short and long-term disability coverage, retirement plans (with matching contributions where applicable), paid parental leave for all parents, gender reassignment coverage and fertility support benefits in the United States, and a wellness program focused employees’ physical, emotional, financial and social wellness, including several digital therapeutic programs to assist with therapy, anxiety and worry and sleep. We also offer employees paid time off, including time off to volunteer with eligible charitable organizations. Employees are also entitled to discounts on our merchandise.

Learning and Development. We honor our employees through our dedication to development and believe that enabling opportunity means ensuring our teams have the skills they need to build fulfilling careers with us. We promote employee performance with personalized development plans and by providing individualized feedback at regular intervals throughout the year, and all employees participate in a formal performance review process annually. We continue to refresh our learning and development programming by offering targeted skill-building for employees at all stages of their careers. During Fiscal 2024, we continued to offer quality training touchpoints to employees throughout our global organization, including programs around compliance, ethics and integrity, promoting respect in the workplace, global cybersecurity practices, and supply chain transparency. We also have a mandatory diversity and inclusion (“D&I”) curriculum and a leadership development program focused on building and understanding emotional intelligence in our leaders.
Diversity and Inclusion. Diversity and inclusion are key values of our company. We foster an inclusive environment where employees, vendors and customers of diverse backgrounds are respected, valued and celebrated. We are proud of our commitment to diversity, equality and inclusion, and will continue to advance these principles through meaningful short and long term actions across the globe.
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
We have a number of employee resource groups (“ERGs”) to drive awareness of identity and intersectionality across our workforce, including APPLAUD @ Capri (Asian Pacific Partners, Leaders, and Unified Doers), BOLD@Capri (Black Organizers, Leaders, and Doers), EmpowerHER @ Capri, Latinos Unidos @ Capri, Parenthood @ Capri, and PRIDE @ Capri, and we utilize global D&I listening sessions, regular D&I newsletters and communications and keynote speakers to further embed inclusion in our workplace. We are committed to recruiting, developing and retaining passionate, skilled and diverse talent. During the fiscal year, we continued to roll out inclusive recruiting and debiased recruitment operating strategies, including new interview guides and team trainings and we expanded our mentorship program, which now has a reverse mentorship component, across the globe to encourage access, belonging and allyship. We are also a proud partner with a wide array of organizations and pledges in furtherance of driving equality and have a received a number of awards and accolades in the area of D&I.
Through The Capri Holdings Foundation for the Advancement in Diversity in Fashion, we are also driving diversity, inclusion and equality throughout the fashion industry by working collaboratively with educational institutions to create meaningful opportunities in fashion for historically underrepresented communities, including the Black, Indigenous and People of Color (BIPOC) community. The Foundation has ongoing partnerships with the Fashion Institute of Technology (FIT), Howard University, Pensole Lewis College of Business and Design (PLC) and Central Saint Martins – University of the Arts London. These programs are not just designed to ease students’ financial pressures but are part of a larger effort to help remove systemic roadblocks and increase opportunities within the fashion industry including through scholarship support, mentorship and hands-on experiences with current industry professionals.
Employee Engagement. Enhancing our employee experience has always been an integral part of our strategy and checking in with one another is a key part of our employee engagement program. We are honored to have received recognitions of our inclusive culture and community throughout the fiscal year, including:certification in 2023 as a Great Place to Work® in the U.S.for the second consecutive year, also received for a second year in the UK by Michael Kors; being named to the Parity.Org 2023 Best Companies for Women to Advance and 2023 Best Companies for People of Color to Advance lists; inclusion in the 2023 Bloomberg Gender-Equality Index; receipt of HR Asia’s Best Companies to Work for in Asia 2023 award; and our D&I newsletter’s acknowledgment as the UK Company Culture Awards Best Internal Communications Campaign of the Year.
Workplace Safety. Everyone working on behalf of our Company is entitled to work in a safe environment while maintaining their health and well being. Our commitment to health and safety is founded on a number of guiding principles described in our Occupational Health and Safety Policy, which we published on our corporate website, and is bolstered by weekly safety informational newsletters for our distribution centers, monthly retail safety and security newsletters shared across our brands, and a robust health and safety training curriculum. Throughout the fiscal year, we also conducted health and safety audits, risk assessments and compliance mapping exercises, and continued to offer vital resources to our teams including medical and security assistance services for traveling employees.
Supply Chain Empowerment. Our community extends beyond our direct employees and our corporate social responsibility program drives us toward greater engagement with and support of supply chain workers in the global fashion industry. We are dedicated to conducting our operations throughout the world on principles of ethical business practice and recognition of the dignity of workers. Through our Code of Conduct for Business Partners and supply chain compliance program, we partner with our suppliers on important human rights, health and safety, environmental and compliance issues. In Fiscal 2023, we continued to support RISE: REimaginging Industry to Support Equality, a collaborative initiative to ensure women working in global supply chains experience greater dignity, equality, choice of opportunities and fulfillment of their rights. We also partnered with Empower Co., an organization working to build the first global voluntary market to measurably scale women’s empowerment.
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
Import Restrictions and Other Governmental Regulations
Virtually all of our imported products are subject to duties which may impact the costs of such products. In addition, countries to which we ship our products may impose safeguard quotas to limit the quantity of products that may be imported. We utilize free trade agreements and other supply chain initiatives in order to maximize efficiencies and cost savings relating to product importation. Additionally, we are subject to government regulations relating to importation activities, including the United States Customs and Border Protection (“CBP”) withhold release orders. The imposition of taxes, duties and quotas, the withdrawal from or material modification to trade agreements and/or if CBP detains shipments of our goods pursuant to a withhold release order could have a material adverse effect on our business, results of operations and financial condition. If additional tariffs or trade restrictions are implemented by the United States or other countries, the cost of our products could increase which could adversely affect our results of operations and financial condition. Additionally, we are subject to government regulations relating to product labeling, testing and safety. We maintain a global customs and product compliance organization to help manage our import and related regulatory activity.
Corporate Social Responsibility (“CSR”)
Our CSR strategy focuses on four foundational pillars:
•Our Governance – We believe responsible business practices start from the top, and we recognize the increasing importance of environmental, social and governance ("ESG") matters to our business and our stakeholders. Our sustainability governance model ensures our Board of Directors, executive team and brands are aligned on the most important sustainability risks and opportunities for Capri.
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
The Board has delegated oversight of ESG activities to the Governance, Nominating and CSR Committee (the “Governance Committee”). On at least an annual basis, our sustainability goals and action plans are presented to the Governance Committee for review and approval, along with CSR progress updates which are generally presented quarterly. The full Board of Directors regularly receives ESG updates from the Governance Committee and reviews our annual CSR reporting. The Board’s Audit Committee also assesses ESG risks as part of its overall enterprise risk management review, and the Board’s Compensation and Talent Committee considers performance against individualized ESG goals in making executive compensation decisions. Our governance model embeds sustainability throughout our business and is supported by several working groups focused on driving social and philanthropic causes, our Company and brand foundations, and ERGs.
We are committed to conducting regular materiality assessments to ensure that we are focusing on the ESG topics of greatest importance to our stakeholders. We carried out our most recent group-wide materiality assessment in 2022, the results of which helped to reinforce our CSR strategy and inform our reporting. Beyond our formal materiality assessment process, we periodically collect stakeholder input and feedback to better understand the ESG issues most relevant to our business.
Additional information can be found at www.capriholdings.com/CSR. The content on this website and the content in our CSR reports are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.
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

Item 1A. Risk Factors

You should carefully read this entire report, including, without limitation, the following risk factors and the section of this annual report entitled “Special Note On Forward-Looking Statements.” Any of the following factors could materially adversely affect our business, results of operations and financial condition. Additional risks and uncertainties not currently known to us or that we currently view as immaterial may also materially adversely affect our business, results of operations and financial condition. Risks are listed in the categories where they primarily apply, but other categories may also apply.

Risks Related to the Merger
We are subject to litigation challenging the Merger, including the lawsuit by the U.S. FTC attempting to block the pending Merger, and an unfavorable judgment or ruling in any such lawsuits could prevent or delay the consummation of the Merger and/or result in substantial costs and otherwise have a material adverse impact on our business and our share price.
On April 22, 2024, the U.S. FTC filed a lawsuit to attempt to block the pending Merger (the “FTC Lawsuit”), and we announced that Capri intends to vigorously defend the case alongside Tapestry in working toward completing the Merger. While the pending Merger has received regulatory approval from all other jurisdictions where such approval is required, including, but not limited to, the European Union, Japan and China, U.S. regulatory approval remains an outstanding condition to closing the Merger. We cannot predict with certainty whether and when U.S. regulatory approval will be obtained, and the Court in the FTC Lawsuit may decide to issue an injunction that prevents the Merger from being consummated. Additionally, there can be no assurance that if regulatory clearance is obtained, it will not result in the imposition of conditions, limitations, obligations or restrictions that have the direct or indirect effect of preventing the completion of the Merger, reducing the anticipated benefits of the Merger, or result in the delay or abandonment of the Merger. Upon termination of the Merger Agreement for failure to receive regulatory approval, our remedy may be limited to the recovery of certain expenses, and we may have incurred other substantial costs that cannot be recouped. If the FTC Lawsuit successfully enjoins the pending Merger, it could have a material adverse impact on our business and our share price.
In addition, in connection with the Merger Agreement, a number of complaints have been filed in federal and state court as individual actions, which we refer to collectively as the “Complaints”. The Complaints allege that the preliminary proxy statement filed by Capri on September 8, 2023 in connection with the Merger Agreement (the “Preliminary Proxy”) or the definitive proxy statement filed by Capri on September 20, 2023 (the “Definitive Proxy,” and together with the Preliminary Proxy, the “Merger Proxy”), as applicable, misrepresents and/or omits certain purportedly material information. The Complaints also assert violations of Sections 14(a) and 20(a) of the U.S. Securities Exchange Act of 1934, as amended, and Rule 14a-9 promulgated thereunder against Capri and the Board of Directors. The Complaints seek, among other things: (i) an injunction enjoining the consummation of the Merger and the other transactions contemplated by the Merger Agreement; (ii) rescission or rescissory damages in the event the Merger and the other transactions contemplated by the Merger Agreement are consummated; (iii) direction that defendants account for all damages suffered as a result of any wrongdoing; (iv) costs of the action, including plaintiffs’ attorneys’ and expert fees and expenses; and (v) other relief the court may deem just and proper. In addition to the Complaints, purported shareholders of Capri have sent demand letters (which we refer to as the “Demands,” and together with the Complaints, the “Matters”) alleging similar deficiencies regarding the disclosures made in the Merger Proxy. However, in order to avoid the risk that the Matters delay or otherwise adversely affect the Merger, and to minimize the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, Capri provided supplemental disclosures to the Merger Proxy in Capri's Current Report on Form 8-K, filed with the SEC on October 17, 2023. Capri management believes that the Matters are without merit. Capri cannot provide assurance regarding the outcomes of the Matters and may be subject to additional demands or filed actions. If additional similar complaints or demands are filed or sent, absent new or significantly different allegations, Capri will not necessarily disclose such additional filings or demands. If dismissals are not obtained or a settlement is not reached, these lawsuits could prevent or delay completion of Merger and/or result in substantial costs to us.
The pendency of the Merger could adversely affect our business, financial results and operations.
The Merger Agreement provides that, among other things and on the terms and subject to the conditions set forth therein, Tapestry will acquire Capri in an all-cash transaction by means of a merger of Merger Sub with and into Capri, with Capri surviving the Merger as a wholly owned subsidiary of Tapestry. The pendency of the Merger and any announcements relating to the Merger could cause disruptions in and create uncertainty surrounding our business, including by affecting our relationships with our existing and future customers, vendors and employees, which could have a significant negative impact on our future revenues and results of operations, regardless of whether the Merger is completed. In particular, we could potentially lose important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the pending Merger. In addition, management and financial resources have been diverted and will continue to be diverted towards the completion of the Merger, which could have a negative impact on our future revenues and/or results of operations.
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
Failure to complete the pending Merger could adversely affect our business and the market price of our ordinary shares.
There is no assurance that the closing of the Merger will occur. Consummation of the Merger is subject to various conditions, including the receipt of certain regulatory approvals, and certain other conditions. We cannot predict with certainty whether and when any of these conditions will be satisfied. Also, subject to limited exceptions, either Tapestry or we may terminate the Merger Agreement if the Merger has not been consummated on or before August 10, 2024 (subject to two automatic three-month extensions, the “Outside Date”); provided that this right to terminate the Merger Agreement will not be available to any party whose failure to fulfill or perform any obligation or covenant under the Merger Agreement has been a principal cause of the failure of the Merger to be consummated by the Outside Date and such action or failure to act constitutes a material breach of the Merger Agreement. If the Merger is not consummated, and there are no other parties willing and able to acquire us at a price of $57 per share or higher or on other terms acceptable to us, our share price will likely decline. We have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the pending Merger, as well as the direction of management resources towards the Merger, for which we will have received little or no benefit if the closing of the Merger does not occur. A failed transaction may result in negative publicity and a negative impression of us in the investment community. If the Merger is not consummated, there can be no assurance that any other transaction acceptable to us will be offered and our business, prospects or results of operations may be adversely affected. Upon termination of the Merger Agreement, our remedy may be limited to reimbursement of certain expenses or we may not be entitled to receive any reimbursement. We may also incur significant goodwill and/or intangible asset impairment charges with respect to one or more of our reporting units if the Merger is not consummated. The occurrence of any of these events individually or in combination could have a material adverse impact on our results of operations and our share price.
Risks Related to Macroeconomic Conditions

The accessories, footwear and apparel industries are heavily influenced by general macroeconomic cycles that affect consumer spending and a prolonged period of depressed consumer spending could have a material adverse effect on our business, results of operations and financial condition.

Global economic conditions and the related impact on levels of consumer spending worldwide have impacted, and are likely to continue to impact, our business and the accessories, footwear and apparel industry overall. Inflation, rising interest rates, higher fuel and energy costs and commodity prices, reductions in net worth based on market declines and uncertainty, home prices, credit availability and consumer debt levels, political instability due to war or other geopolitical factors and other macroeconomic pressures and general uncertainty regarding the overall future economic environment have created a challenging retail environment. Purchases of discretionary luxury items, such as the accessories, footwear and apparel that we produce, tend to decline when disposable income is lower or when there are recessions, inflationary pressures or other economic uncertainty. Other factors that could depress consumer spending include extreme weather conditions and natural disasters, pandemics (like COVID-19), high levels of unemployment, fluctuating foreign currency rates and increased taxation. Reduced consumer confidence and adversely impacted consumer spending patterns in any of the regions in which we operate could adversely affect our business, results of operations and financial condition.

The COVID-19 pandemic may adversely affect our business and results of operations.

The COVID-19 pandemic caused significant disruption to the global economy, consumer spending and behavior, tourism and to financial markets and negatively impacted our business during fiscal years 2020 through 2023. Although the impact of the COVID-19 pandemic during fiscal 2024 has generally been less significant than those experienced in prior fiscal years, we cannot predict the extent to which the COVID-19 pandemic may again impact our business, financial condition, and results of operations. The impact of regulations imposed in the future in response to the COVID-19 pandemic or other public health crises, could materially impact or disrupt our business and limit our ability to fully operate in the ordinary course, which could negatively impact our financial results.
Risks Related to Our Business

We may not be able to respond to changing fashion and retail trends in a timely manner, which could have a material adverse effect on our brands, business, results of operations and financial condition.

The accessories, footwear and apparel industries have historically been subject to rapidly changing fashion trends and consumer preferences. We believe that our success is largely dependent on the images of our brands and our ability to anticipate and respond promptly to changing consumer demands and fashion trends in the design, styling, sustainability production, merchandising and pricing of products. Any misstep in product quality or design, executive leadership, customer services, unfavorable publicity or excessive product discounting could negatively affect the image or our brands with our customers. If we do not correctly gauge consumer needs and fashion trends and respond appropriately, consumers may not purchase our products and our brand names and the images of our brands may be impaired. Even if we react appropriately to changes in fashion trends and consumer preferences, consumers may consider our brands to be outdated or associate our brands with styles that are no longer popular or trend-setting. Any of these outcomes could have a material adverse effect on our brands, business, results of operations and financial condition.

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

In addition, the announcement and pendency of the Merger could cause disruptions in and create uncertainty surrounding our business, including affecting our relationships with our existing and future employees, regardless of whether the Merger is completed. In particular, we could potentially lose important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the pending transaction.

We face risks associated with operating globally.

We operate on a global basis, with approximately 51% of our total revenue from operations outside of the United States during Fiscal 2024. As a result, we are subject to the risks of doing business internationally, including:

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

As a company engaged in sourcing on a global scale, we are subject to the risks inherent in such activities, including, but not limited to:

•pandemics, epidemics and health-related concerns, including related to COVID-19 or variants thereof;
•political or labor instability, labor shortages (stemming from labor disputes or otherwise), or increases in costs of labor or production in countries where manufacturing contractors and suppliers are located;
•labor disputes or strikes at the location of the source of our goods and/or at ports of entry;
•disruptions, delays or reductions in shipments, including port delays and congestion, and/or capacity constraints on transportation of goods or at our factories;
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
•compliance with United States laws regarding the identification and reporting on the use of “conflict minerals” sourced from the Democratic Republic of the Congo in the Company’s products and the United States Foreign Corrupt Practices Act, U.K. Bribery Act and other global anti-corruption laws, as applicable; and
•regulation or prohibition of the transaction of business with specific individuals or entities and their affiliates or goods manufactured in certain regions, such as the listing of a person or entity as a SDN (Specially Designated Nationals and Blocked Persons) by the United States Department of the Treasury’s Office of Foreign Assets Control and the issuance of withhold release orders, or detentions of product, by CBP.

Any of the foregoing could materially and adversely affect our ability to produce or deliver our products and, as a result, have a material adverse effect on our business, financial condition and results of operations.

Our business may be subject to increased costs and a decline in profitability as a result of increasing pressure on margins if we misjudge the demand for our products.

Our industry is subject to significant pricing pressure caused by many factors, including intense competition and a highly promotional environment, fragmentation in the retail industry, pressure from retailers to reduce the costs of products, and changes in consumer spending patterns. If we misjudge the market for our products or demand for our products is impacted by other factors, such as inflationary pressures, political instability or COVID-19, we may be faced with significant excess inventories for some products and missed opportunities for other products. We have in the past been, and may in the future be, forced to rely on markdowns, promotional sales, donations or other write-offs to dispose of excess, slow-moving inventory, which may negatively impact our gross margin, overall profitability and efficacy of our brands. In addition, increases in our costs, such as raw materials, labor or freight, could negatively impact our gross margin, and we may not be able to offset such cost increases through pricing measures or other means.

The long-term growth of our business depends on the successful execution of our strategic initiatives.

Our long-term strategy involves growing and revitalizing our brands, particularly Michael Kors and Versace. Our achievement of revenue and profitability growth will depend largely upon our ability to offer trendsetting and innovative products, increase brand engagement, and optimize customer experience. We cannot assure you that we can execute successfully any of these actions or deliver growth and profitability for our brands.

Our success and growth also depends on the continued development of our omni-channel presence for each of our brands globally along with continued bricks and mortar expansion in select international regions, notably Greater China. Achievement of our growth strategy may also require investment in new capabilities, distribution channels, and technologies. These investments may result in short-term costs without accompanying current revenues and, therefore, may be dilutive to our earnings in the short term. There can be no assurance regarding the timing of or extent to which we will realize the anticipated benefits of these investments and other costs, if at all.

We may be required to take impairment charges with respect to one or more of our brands.

We are required to test goodwill, brand and other intangible assets acquired as a result of acquisitions for impairment. If the carrying value of goodwill and intangible assets exceed the related fair value, we would be required to record an impairment charge for the difference, and such charge could be significant. For example, in Fiscal 2024 we recorded impairment charges of $227 million and $262 million related to Versace and Jimmy Choo, respectively. Impairment charges could have a material impact on our financial results.

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

The geographic areas subject to our licensing agreements could also be impacted by geopolitical risks. Any of the foregoing risks, or the inability of any of our partners to successfully market our products or otherwise conduct its business, may result in loss of revenue and competitive harm to our operations in regions or product categories where we have entered into such licensing arrangements.

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

We do not own any of our retail store facilities, but instead lease all of our stores under operating leases. Our leases generally have terms of up to 10 years, generally require a fixed annual base rent and some require the payment of additional percentage rent if store sales exceed a negotiated amount. Certain of our European stores also require initial investments in the form of key money to secure prime locations, which may be paid to landlords or existing lessees. Generally, our leases are “net” leases, which require us to pay all of the costs of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases or withhold payments at our option, and payments under these operating leases account for a significant portion of our operating costs. For example, as of March 30, 2024, we were party to operating leases associated with our retail stores that we operate directly throughout the globe, as well as other global corporate facilities, requiring future minimum lease payments aggregating to $1.6 billion through Fiscal 2029 and approximately $600 million thereafter through Fiscal 2044. Our substantial operating lease obligations could have a material adverse effect on our business, results of operations and financial condition.

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

We are increasingly looking for opportunities to cost effectively enhance the capability of business services, which includes outsourcing certain functions. While we believe we conduct appropriate due diligence before entering into agreements with these third-party service providers, the failure of any of these third-parties to provide the expected services, provide them on a timely basis or to provide them at the prices we expect could disrupt or harm our business. Any significant interruption in the operations of these outsource service providers, including as a result of changes in social, political, and economic conditions, and those resulting from military conflicts or other hostilities, that result in the disruptions of business where these outsource providers are located, could also have an adverse effect on our business. Furthermore, we may be unable to provide these services ourselves in the future or implement substitute arrangements on a timely and cost-effective basis on terms favorable to us.

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

Additionally, we may incur increased costs and experience a significant strain on our resources to account for implementation of additional required security measures and technologies to protect personal data and confidential information or to comply with current and new state, federal and international laws governing the unauthorized disclosure of confidential information which are continuously being enacted and proposed, such as the General Data Protection Regulation (“GDPR”) in the EU and the UK, various consumer privacy and data privacy and protection acts in the United States, including, but not limited to, the American Data Privacy and Protection Act, the California Consumer Privacy Act as amended by the California Privacy Rights Act, the Virginia Consumer Data Protection Act, the Colorado Privacy Act, the Utah Consumer Privacy Act, the Connecticut Data Privacy Act, the Iowa Consumer Data Protection Act, the Montana Consumer Data Privacy Act, the Oregon Consumer Privacy Act, the Washington MY Health My Data Act, the Florida Digital Bill of Rights, the Texas Data Privacy and Security Act and the Personal Information Protection Law in China.

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

Investor advocacy groups, certain institutional investors, investment funds, other market participants, shareholders, customers, employees and regulators have increasingly focused on ESG or “sustainability” practices of companies. We have a publicly announced global strategy to achieve significant, measurable goals across a range of important environmental and social sustainability issues, including, renewable energy, responsible material sourcing, water use and chemical management and waste reduction. We have also set science-based targets around greenhouse gas emissions (GHG) reductions. We rely on our supply chain partners to meet certain of our targets, including our scope 3 GHG emissions reduction goals; however, our supply chain is complex and almost entirely comprised of parties not within our control. It is possible that stakeholders may not be satisfied with our ESG targets, practices or the speed of adoption or that we may not be successful in achieving our goals on the timelines set or at all, which could negatively impact our brands, our reputation, and customer and employee retention.

In addition, many jurisdictions in which we and our suppliers operate have begun enacting new ESG and climate legislation and regulations. Such proposed and/or enacted regulations include expanded disclosure requirements regarding GHG emissions and other climate-related information, including disclosure of climate-related risks and independent auditors providing some level of attestation to the accuracy of such disclosures. Our ability to comply with any such new ESG and/or climate laws and regulations may lead to increased costs and operational complexity and/or we may be required to divert costs and resources in order to comply with ESG frameworks, and legal, legislative and regulatory requirements. Any failure on our part to comply with such ESG-related regulations could lead to adverse consumer actions and/or investment decisions by investors, as well as expose us to government enforcement action and/or private litigation.

Our business is susceptible to the risks associated with climate change and other environmental impacts which could negatively affect our business and operations.

Our business, including our retail, distribution and manufacturing operations, is susceptible to the physical and transitional risks associated with climate change and other environmental impacts that could negatively affect our business and operations. For example, the acute and chronic physical risks of climate change, such as increased severity of extreme weather events, changes in weather and precipitation patterns and/or rising temperatures and sea levels may (i) cause potential disruptions to our retail stores, distribution centers and corporate facilities or those facilities of our wholesale customers, licensees or suppliers, (ii) adversely impact global supply chains, including the availability and cost of raw materials, (iii) negatively affect the ability of our manufacturers to fulfill our orders timely and/or to our specifications, (iv) cause shipping disruptions and/or (v) lead to higher freight costs. An increase in extreme weather conditions could also result in more frequent damage and/or closures of our stores and distribution centers (or facilities of our wholesale customers, licensees or suppliers), adversely impact retail traffic, consumers’ disposable income levels or spending habits on discretionary items, or otherwise disrupt business operations in the communities in which we or our partners operate, any of which could result in lost sales or higher costs. In addition, concern over climate change may result in policy/legal-, technology-, market- and/or reputation-related transition risks. For example, increased climate-related disclosures, increased exposure to litigation resulting from new or additional legal requirements, mandates on our products and services, and substitution of existing products with lower emission options may result in increased operational and administrative compliance costs. Changing customer behavior, increased costs of raw materials, shifts in customer preferences, increased stakeholder concern and stigmatization of the fashion industry are also climate-related transition risks that could negatively impact us.

Risks Related to Tax, Legal and Regulatory Matters

Our business is subject to risks associated with importing products, and the imposition of additional duties, tariffs or trade restrictions could have a material adverse effect on our business, results of operations and financial condition.

There are risks inherent to importing our products. Virtually all of our imported products are subject to duties which may impact the cost of such products. In addition, countries to which we ship our products may impose safeguard quotas to limit the quantity of products that may be imported. We rely on free trade agreements and other supply chain initiatives in order to maximize efficiencies relating to product importation. Additionally, we are subject to government regulations relating to importation activities, including related to CBP withhold release orders and detainments. The imposition of taxes, duties and quotas, the withdrawal from or material modification to trade agreements, and/or if CBP detains shipments of our goods pursuant to a withhold release order could have a material adverse effect on our business, results of operations and financial condition. If additional tariffs or trade restrictions are implemented by the United States or other countries, the cost of our products could increase which could adversely affect our business.

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

In particular, the OECD’s Pillar Two initiative introduces a 15% global minimum tax applied on a country-by-country basis, for which many jurisdictions have now committed to an effective enactment date for financial year dates starting after January 1, 2024. These proposals have already been implemented in several jurisdictions in which we operate, and they could negatively impact our effective tax rate as well as increase the tax compliance and reporting costs related to such requirements. However, based on our initial analysis, the Pillar Two initiative is not projected to have a material impact on our consolidated financial statements. We will continue to examine and reflect the impact of any changes in future financial statements as applicable.

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

We are a global company and are subject to various proceedings, lawsuits, disputes and claims throughout the world in the ordinary course of business. These claims could include commercial, intellectual property, employment, customer and data privacy claims, as well as class action lawsuits. Typically, these claims raise complex factual and legal issues and are subject to uncertainties. Plaintiffs may seek unspecified damages and/or injunctive or other equitable relief. Our potential liability may be covered in part by our insurance policies, but we may not always have adequate insurance to defend all claims. An unfavorable outcome in any proceeding, lawsuit, dispute or claim may have an adverse impact on our business, financial condition and results of operations. See also “We may be subject to litigation challenging the Merger, and an unfavorable judgment or ruling in any such lawsuits could prevent or delay the consummation of the Merger and/or result in substantial costs.”

Risks Related to Our Debt

We have incurred a substantial amount of indebtedness, which could adversely affect our financial condition and restrict our ability to incur additional indebtedness or engage in additional transactions.

As of March 30, 2024, our consolidated indebtedness was approximately $1.7 billion. Our total borrowings as of March 30, 2024 primarily relate to our revolving credit facility of $764 million, Versace term loan of $486 million and senior notes of $450 million. Our ability to make payments on and refinance our debt obligations and to fund planned capital expenditures depends on our ability to generate cash from our operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our substantial level of indebtedness could have negative consequences to our business and we cannot guarantee that our business will generate sufficient cash flow from our operations or that future borrowings will be available to us in an amount sufficient to enable us to make payments of our debt, fund other liquidity needs, make necessary capital expenditures or pursue certain business opportunities. Our financial results, our substantial indebtedness and our credit ratings could adversely affect the availability and terms of our financing and negatively impact our ability to enter into new financing arrangements in the future. We are also subject to restrictions under the Merger Agreement that would limit our ability to incur indebtedness prior to the consummation of the Merger, without the consent of Tapestry.

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

A breach of the covenants or restrictions under the documents that govern our indebtedness could result in an event of default under the applicable indebtedness. Such a default may allow creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the credit agreement governing our 2022 Credit Facility or the Versace 2022 Credit Facility would permit the lenders under those credit facilities to terminate all commitments to extend further credit under such facility. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be:

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

As part of our hedging activities, we enter into transactions involving derivative financial instruments, including cross-currency swaps to hedge our net investments in foreign operations against future volatility in the exchange rates between the United States dollar and foreign currencies, with various financial institutions. In addition, we have significant amounts of cash, cash equivalents and other investments on deposit or in accounts with banks or other financial institutions in the United States and abroad. We also rely on borrowings under our revolving credit facilities, under which we had $803 million of borrowing capacity as of March 30, 2024. We rely on that borrowing capacity to fund our operations. As a result, we are exposed to the risk of default by, or failure of, counterparty financial institutions to meet their contractual obligations to us. This risk may be heightened during economic downturns and periods of uncertainty in the financial markets. If one of our counterparties were to become insolvent or file for bankruptcy, our ability to borrow funds or recover losses incurred as a result of a default or our assets that are deposited or held in accounts with such counterparty may be limited by the counterparty’s liquidity or the applicable laws governing the insolvency or bankruptcy proceedings. In the event of default or failure of one or more of our counterparties, we could incur significant losses or our financial liquidity could be adversely impacted, which could negatively impact our results of operations and financial condition.

Risks Related to Our Ordinary Shares

Our share price may periodically fluctuate based on forward-looking expectations regarding our financial performance.

Our business and long-range planning process is designed to maximize our long-term growth and profitability and not to achieve an earnings target in any particular fiscal quarter. We believe that this longer-term focus is in the best interests of our Company and our shareholders. Given the pending Merger, the Company stopped providing investors with forward-looking earnings guidance and withdrew its previously issued guidance. Actual results may differ from those that have been previously predicted by us, outside investment analysts, or others, our share price could be adversely affected. Investors who rely on these outside predictions when making investment decisions with respect to our securities do so at their own risk. We take no responsibility for any losses suffered as a result of such changes in our share price.

If we are unable to conduct share repurchases at expected levels, our share price could be adversely affected.

Pursuant to the terms of the Merger Agreement, and subject to certain limited exceptions, the Company may not repurchase its ordinary shares. Accordingly, despite having previously had a share repurchase program as a way to return value to its shareholders, the Company has not repurchased any of its ordinary shares since entering into the Merger Agreement, and the Company does not expect to repurchase any of its ordinary shares prior to the Merger or earlier termination of the Merger Agreement. As a result, the market price of our ordinary shares could be adversely affected.

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

Item 1B.     Unresolved Staff Comments
None.

Item 1C.     Cybersecurity

Risk Management and Strategy

We are a global company built on the trust of our customers, employees and business partners, and one of the primary ways we maintain that trust is by respecting privacy rights and safeguarding their information. We believe security is at the center of any strong data privacy program and maintaining cyber-readiness and managing cybersecurity risk continue to be areas of critical focus for us. We have in place an enterprise risk management (ERM) program designed to identify and assess the greatest existing and emerging risks that could impact our business, including cybersecurity and data privacy risks. As a part of our ERM process, we have developed a cybersecurity program designed to detect, identify, classify and mitigate cybersecurity and other data security threats. We follow widely-accepted security standards to help guide our decisions and minimize cybersecurity risks. In the event we identify a potential cybersecurity, privacy or other data security issue, we have defined policies and procedures for responding to such security incidents, including procedures that address when and how to engage with Company management, our Board of Directors, other stakeholders and law enforcement.

We understand the importance of collecting, storing, using, sharing and disposing of personal information in a manner that complies with all applicable laws. We communicate our brands’ data collection, use and processing practices through clear and comprehensive privacy notices. We empower our data subjects to exercise their privacy rights by contacting us through various channels, and we maintain procedures to honor their requests made pursuant to applicable laws. We continually evaluate our privacy notices, policies and procedures surrounding our handling of personal data and the measures and systems we have in place to help identify, assess, mitigate, respond to and remediate cybersecurity issues or personal data breaches.

The key steps we have taken to detect, identify, classify and mitigate cybersecurity and privacy risks, include:

•Adopting and periodically reviewing and updating information security and privacy policies and procedures and undergoing cyber-incident table top exercises;
•Using network and system security tools aimed at detecting and mitigating unauthorized system and data access and cyber threats;
•Conducting targeted audits and penetration tests throughout the year, using both internal and external resources;
•Utilizing threat intelligence to assess potential impacts to company systems and mitigating risks, when applicable, through preventive measures including updates and patching;
•Conducting cyber-maturity evaluations, including engaging an industry-leading, nationally-known third party to independently evaluate our information security maturity on a periodic basis;
•Assessing cybersecurity risk profiles of our third-party service providers, including by partnering with key providers to ensure they have appropriate security measures to safeguard their information technology systems and including robust data security provisions in our contracts with third parties that handle our data;
•Providing annual security and privacy training and awareness to our employees to educate our employees on cybersecurity risks; and
•Conducting periodic phishing simulations to test our employees’ responses to suspicious emails and to inform targeted cyber awareness training.

Despite our efforts and the efforts of our third-party service providers to secure our and their IT systems, cybersecurity attacks and incidents have occurred in the past, and may continue to occur in the future. For additional information regarding the risks we face from cybersecurity and privacy incidents, see Item 1A “Risk Factors—Risks Related to Information Technology and Data Security—Privacy breaches and other cyber security risks related to our business could negatively affect our reputation, credibility and business.”

Governance

Management is responsible for understanding and managing the risks that we face in our business, including relating to cybersecurity, and the Board of Directors is responsible for overseeing management’s overall approach to risk management. On at least an annual basis, as part of our ERM process, the Board reviews the Company’s major risks, including risks related to cybersecurity and global information systems, along with potential options for mitigating these risks. The Board is informed of these risks through regular reports from our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer (CFO), General Counsel and Chief Sustainability Officer, and other key members of senior management. Although the Board as a whole is ultimately responsible for risk oversight, the Board uses its committees to assist in its risk oversight function. The Audit Committee of our Board of Directors has primary responsibility for operation of the ERM program and risk management, business continuity planning and information systems infrastructure and cybersecurity risk. As a result, the Chair of the Audit Committee also provides periodic updates to the full Board on these matters as part of its committee reports.

The Audit Committee generally receives quarterly cybersecurity and information systems infrastructure reports from either our Chief Information Officer (CIO) or our head of Global Cybersecurity and Compliance (Head of Cybersecurity), who reports to our CIO, and who oversees a global team responsible for our cybersecurity infrastructure. These reports cover various cybersecurity and information technology matters, including material risks and threat trends, mitigation strategies, security incidents, the status of information technology and cybersecurity priorities and initiatives and other related matters of importance. The Audit Committee provides periodic updates on these topics to the full Board as necessary. In addition to the above, the Audit Committee, typically in the presence of the full Board, will review the results of the independent cyber-maturity evaluations described above, and from time to time participates in table top exercises or other cybersecurity training programs.

Our Head of Cybersecurity is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents through our key cybersecurity processes, discussed above, and, together with other lead members of the incident response teams, is responsible for informing senior leadership across the organization about any cybersecurity incidents that may occur. As a result, in addition to the regular updates referenced above, the Audit Committee and the full Board of Directors would also be promptly informed by the CFO and General Counsel of cybersecurity incidents in accordance with our security incident response procedures, as well as provided ongoing updates from lead members of the incident response teams, including the Head of Cybersecurity, regarding any such incidents in accordance with our incident response plan.

Our Head of Cybersecurity has over 15 years of experience managing and leading information technology and cybersecurity teams. Subsequent to the end of our fiscal year, our CIO left the Company and, in the interim, our Head of Cybersecurity currently reports to our CFO who reports to our Chief Executive Officer.

Item 2.    Properties
The following table sets forth the location, use and size of our significant distribution and corporate facilities as of March 30, 2024, all of which are leased with the exception of our distribution center in the Netherlands, our central warehouse in Italy and luxury shoe factory in Italy, which are owned. The leases expire at various times through Fiscal 2044, subject to renewal options.

Location	Use	Approximate Square Footage
Whittier, CA	Michael Kors United States Distribution Center	1,179,000
Venlo, Netherlands	Michael Kors and Jimmy Choo European Distribution Center	1,096,000
New York, NY	Michael Kors, Versace and Jimmy Choo United States Corporate Offices	211,000
Montreal, Quebec	Michael Kors and Jimmy Choo Canada Corporate Offices and Distribution Center	150,000
Novara, Italy	Versace European Distribution Center	109,000
Milan, Italy	Versace Corporate Offices	90,000
Milan, Italy	Versace Showroom	54,000
Novara, Italy	Versace Manufacturing and Distribution Center	46,000
Hong Kong, China	Michael Kors, Versace and Jimmy Choo Hong Kong Office	45,000
Pistoia, Italy	Capri Luxury Shoe Factory	41,000
East Rutherford, NJ	Michael Kors United States Corporate Offices	31,000
Milan, Italy	Michael Kors Regional Corporate Office and Showroom	25,000
Shanghai, China	Michael Kors, Versace and Jimmy Choo Regional Corporate Offices	25,000
London, England	Jimmy Choo Corporate Offices	24,000
London, England	Capri Corporate Headquarters and Michael Kors Regional Corporate Office	19,000
Manno, Switzerland	Michael Kors European Corporate Offices	18,000
As of March 30, 2024, we also occupied 1,239 leased retail stores worldwide (including concessions). We consider our properties to be in good condition and believe that our facilities are adequate for our operations and provide sufficient capacity to meet our anticipated requirements.
Other than the land and building for our Michael Kors and Jimmy Choo European distribution center in the Netherlands, our Versace central warehouse in Italy and our Capri luxury shoe factory in Italy, property and equipment related to our stores (e.g. leasehold improvements, fixtures, etc.) and computer equipment, we did not own any material property as of March 30, 2024.
Item 3.    Legal Proceedings
Ordinary Course Litigation. We are involved in various routine legal proceedings incident to the ordinary course of our business. We believe that the outcome of all pending ordinary course legal proceedings, in the aggregate, will not have a material adverse effect on our business, results of operations and financial condition.

Shareholder Complains. In connection with the Merger Agreement, a number of complaints have been filed in federal and state court as individual actions, which we refer to collectively as the “Complaints”. The Complaints allege that the preliminary proxy statement filed by Capri on September 8, 2023 in connection with the Merger Agreement (the “Preliminary Proxy”) or the definitive proxy statement filed by Capri on September 20, 2023 (the “Definitive Proxy,” and together with the Preliminary Proxy, the “Merger Proxy”), as applicable, misrepresents and/or omits certain purportedly material information. The Complaints also assert violations of Sections 14(a) and 20(a) of the U.S. Securities Exchange Act of 1934, as amended, and Rule 14a-9 promulgated thereunder against Capri and the Board of Directors. The Complaints seek, among other things: (i) an injunction enjoining the consummation of the Merger and the other transactions contemplated by the Merger Agreement; (ii) rescission or rescissory damages in the event the Merger and the other transactions contemplated by the Merger Agreement are consummated; (iii) direction that defendants account for all damages suffered as a result of any wrongdoing; (iv) costs of the action, including plaintiffs’ attorneys’ and expert fees and expenses; and (v) other relief the court may deem just and proper. In addition to the Complaints, purported shareholders of Capri have sent demand letters (which we refer to as the “Demands,” and together with the Complaints, the “Matters”) alleging similar deficiencies regarding the disclosures made in the Merger Proxy. However, in order to avoid the risk that the Matters delay or otherwise adversely affect the Merger, and to minimize the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, Capri provided supplemental disclosures to the Merger Proxy in Capri's Current Report on Form 8-K, filed with the SEC on October 17, 2023. Capri management believes that the Matters are without merit. Capri cannot provide assurance regarding the outcomes of the Matters and may be subject to additional demands or filed actions. If additional similar complaints or demands are filed or sent, absent new or significantly different allegations, Capri will not necessarily disclose such additional filings or demands.

Federal Trade Commission Lawsuit. As previously disclosed, on August 10, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Tapestry, Inc. (“Tapestry”), Sunrise Merger Sub, Inc. (“Merger Sub”), a direct wholly owned subsidiary of Tapestry and Capri, pursuant to which, among other things, Merger Sub will merge with and into Capri (the “Merger”) with Capri surviving the Merger and continuing as a wholly owned subsidiary of Tapestry. In connection with Tapestry’s pending acquisition of Capri, on April 22, 2024, the U.S. FTC filed a lawsuit in the United States District Court for the Southern District of New York against Tapestry and us seeking to block the Merger, claiming that the Merger would violate Section 7 of the Clayton Act and that the Merger Agreement and the Merger constitute unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and should be enjoined. We believe the FTC’s claims are without merit, and we, together with Tapestry, intend to vigorously defend the lawsuit. If the Merger is blocked, there can be no assurance that any other transaction acceptable to us will be offered and our business, prospects and/or results of operations may be adversely affected.
Item 4.    Mine Safety Disclosures
None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our ordinary shares trade on the NYSE under the symbol “CPRI”. At March 30, 2024, there were 116,629,634 ordinary shares outstanding, and the closing price of our ordinary shares was $45.30. Also as of that date, we had approximately 128 ordinary shareholders of record.
Share Performance Graph
The line graph below compares the cumulative total shareholder return on our ordinary shares with the Standard & Poor’s (“S&P”) 500 Stock Index and the S&P 500 Apparel, Accessories & Luxury Goods Index for the five-year period from March 29, 2019 through March 30, 2024, the last business day of our fiscal year. The graph below assumes an investment of $100 made at the close of trading on March 29, 2019, in our ordinary shares and each of the indices presented. All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable time period.

$200
$150
$100
$50
$0
3/29/2019
3/27/2020
3/26/2021
4/1/2022
3/31/2023
3/28/2024
CPRI
S&P 500
S&P 500 Apparel, Accessories & Luxury Goods Index

Issuer Purchases of Equity Securities
The following table provides information regarding our ordinary share repurchases during the three months ended March 30, 2024:

	Total Number of Shares (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Dollar Value of Shares That May Be Purchased Under the Programs (in millions)
December 31, 2023 – January 27, 2024	—	$—	—	$300
January 28, 2024 – February 24, 2024	—	$—	—	$300
February 25, 2024 – March 30, 2024	—	$—	—	$300
	—		—

(1)     Share repurchases may be made in open market or privately negotiated transactions and/or pursuant to Rule 10b5-1 trading plans, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors; however, pursuant to the terms of the Merger Agreement, and subject to certain limited exceptions, we may not repurchase our ordinary shares other than the acceptance of our ordinary shares as payment of the exercise price of options or for withholding taxes with respect to our equity awards. Accordingly, we did not repurchase any ordinary shares during the three months ended March 30, 2024 pursuant to the Existing Share Repurchase Plan, and we do not expect to repurchase any of our ordinary shares in connection with the Existing Share Repurchase Plan prior to the Merger or earlier termination of the Merger Agreement, except withhold to cover.
Item 6.    [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
Agreement and Plan of Merger
On August 10, 2023, Capri entered into an Agreement and Plan of Merger with Tapestry, Inc., a Maryland corporation, and Sunrise Merger Sub, Inc., a British Virgin Islands business company limited by shares and a direct wholly owned subsidiary of Tapestry. The Merger Agreement provides that, among other things and on the terms and subject to the conditions set forth therein, Tapestry will acquire Capri in an all-cash transaction by means of a merger of Merger Sub with and into Capri, with Capri surviving the Merger as a wholly owned subsidiary of Tapestry. For additional information related to the Merger Agreement, please refer to Capri’s Definitive Proxy Statement on Schedule 14A filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 20, 2023, as well as the supplemental disclosures contained in Capri’s Current Report on Form 8-K filed with the SEC on October 17, 2023.
In connection with Tapestry’s pending acquisition of Capri, on April 22, 2024, the U.S. FTC filed a lawsuit in the United States District Court for the Southern District of New York against Tapestry and the Company seeking to block the Merger, claiming that the Merger would violate Section 7 of the Clayton Act and that the Merger Agreement and the Merger constitute unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and should be enjoined. The Company believes the FTC’s claims are without merit, and the Company, together with Tapestry, intend to vigorously defend the lawsuit.

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
Our Versace brand has long been recognized as one of the world’s leading international fashion design houses and is synonymous with Italian glamour and style. Founded in 1978 in Milan, Versace is known for its iconic and unmistakable style and unparalleled craftsmanship. Over the past several decades, the House of Versace has grown globally from its roots in haute couture, expanding into the design, manufacturing, distribution and retailing of ready-to-wear, accessories, footwear, eyewear, watches, jewelry, fragrance and home furnishings. Versace’s design team is led by Donatella Versace, who has been the brand’s Artistic Director for over 20 years. Versace distributes its products through a worldwide distribution network, which includes boutiques in some of the world’s most fashionable cities, its e-commerce sites, as well as through the most prestigious department and specialty stores worldwide.
Our Jimmy Choo brand offers a distinctive, glamorous and fashion-forward product range, enabling it to develop into a leading global luxury accessory brand, whose core product offering is women’s luxury shoes, complemented by accessories, including handbags, small leather goods, jewelry, scarves and belts, as well as men’s luxury shoe and accessory business. In addition, certain categories, including fragrance and eyewear, are produced under licensing agreements. Jimmy Choo’s design team is led by Sandra Choi, who has been the Creative Director for the brand since its inception in 1996. Jimmy Choo products are unique, instinctively seductive and chic. The brand offers classic and timeless luxury products, alongside innovative collections that are intended to set and lead fashion trends. Jimmy Choo is represented through its global store network, its e-commerce sites, as well as through the most prestigious department and specialty stores worldwide.
Our Michael Kors brand was launched over 40 years ago by Michael Kors, a world-renowned designer, whose vision has taken the Company from its beginnings as an American luxury sportswear house to a global accessories, ready-to-wear, and footwear company with a global distribution network that has presence in over 100 countries through Company-operated retail stores and e-commerce sites, leading department stores, specialty stores and select licensing partners. Michael Kors is a highly recognized luxury fashion brand in the Americas and Europe with growing brand awareness in other international markets. Michael Kors features distinctive designs, materials and craftsmanship that combines stylish elegance and a sporty attitude. Michael Kors offers three primary collections: the Michael Kors Collection line, the MICHAEL Michael Kors line and the Michael Kors Mens line. The Michael Kors Collection establishes the aesthetic authority of the entire brand and is carried by select retail stores, our e-commerce sites, as well as in the finest luxury department stores in the world. MICHAEL Michael

Kors has a strong focus on accessories, in addition to offering ready-to-wear and footwear. We have also been developing our men’s business in recognition of the significant opportunity afforded by the Michael Kors brand’s established fashion authority and the expanding men’s market. Taken together, our Michael Kors collections target a broad customer base while retaining our premium luxury image.
Certain Factors Affecting Financial Condition and Results of Operations
Macroeconomic conditions and inflationary pressures. Global economic conditions and the related impact on levels of consumer spending worldwide impacted our business in Fiscal 2024, and are likely to continue to impact our business and the accessories, footwear and apparel industry overall for the foreseeable future. Inflation, rising interest rates, higher fuel and energy costs and commodity prices, reductions in net worth based on market declines and uncertainty, home prices, credit availability and consumer debt levels, concerns of a global banking crisis, political instability due to war or other geopolitical factors and other macroeconomic pressures and general uncertainty regarding the overall future economic environment have created a challenging retail environment, which is expected to continue in the near term. Purchases of discretionary luxury items, such as the accessories, footwear and apparel that we produce, tend to decline when disposable income is lower or when there are recessions, inflationary pressures or other economic uncertainty which could negatively affect our financial condition and results of operations.

COVID-19 pandemic. The COVID-19 pandemic has resulted in varying degrees of business disruption for our industry, including us, since it began at the end of Fiscal 2020. Our performance during Fiscal 2023 was adversely impacted due to lockdowns in certain regions, most notably in Greater China, as a result of an increase in infections due to variants of COVID-19. These lockdowns resulted in store closures and an overall decline in demand in the region. Government restrictions have since been lifted in the Greater China region. The COVID-19 pandemic did not have a significant impact during Fiscal 2024. We continue to monitor the latest developments regarding the COVID-19 pandemic and potential impacts on our business, operating results and outlook.

Luxury goods trends and demand for our accessories and related merchandise. Our performance is affected by trends in the luxury goods industry, global consumer spending, macroeconomic factors, overall levels of consumer travel and spending on discretionary items as well as shifts in demographics and changes in lifestyle preferences. Through 2019, the personal luxury goods market grew at a mid-single digit rate over the past 20 years, with more recent growth driven by stronger Chinese demand from both international and local consumers and demographic and socioeconomic shifts resulting in younger consumers purchasing more luxury goods. However, in 2020, due to the impact of the COVID-19 crisis, the personal luxury goods market declined 23%. In 2023, the global personal luxury goods market grew 8% and is predicted to increase at a 6-7% compound annual growth rate between 2023 and 2030. Future growth is expected to be driven by e-commerce, Chinese consumers and younger generations; however, growth may be limited by concerns over inflation, the possibility of a global recession, foreign currency volatility or worsening economic conditions.

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

Implementing and updating information technology systems. During Fiscal 2024, we began implementing a new state of the art e-commerce platform across our brands which is expected to continue through Fiscal 2025. While the new platform is designed to improve the user experience and enhance consumer engagement, the transition created unanticipated challenges which have negatively impacted our results of operations. The continued implementation of this platform may also negatively impact our future results of operations. See Item 1A — “Risk Factors” — “A material delay or disruption in our information technology systems or e-commerce websites or our failure or inability to upgrade our information technology systems precisely and efficiently could have a material adverse effect on our business, results of operations and financial condition” for additional discussion.
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
Unallocated Corporate Expenses
In addition to the reportable segments discussed above, we have certain corporate costs that are not directly attributable to our brands and, therefore, are not allocated to segments. Such costs primarily include certain administrative, corporate occupancy, shared service and information systems expenses, including system implementation costs and Capri transformation program costs. In addition, certain other costs are not allocated to segments, including Merger related costs, impairment charges, the impact of the war in Ukraine, restructuring and other expenses and COVID-19 related expenses. The segment structure is consistent with how our chief operating decision maker plans and allocates resources, manages the business and assesses performance. The following table presents our total revenue and (loss) income from operations by segment for Fiscal 2024, Fiscal 2023 and Fiscal 2022 (in millions):

		Fiscal Years Ended
		March 30, 2024	April 1, 2023	April 2, 2022
Total revenue:
	Versace	$1,030	$1,106	$1,088
	Jimmy Choo	618	633	613
	Michael Kors	3,522	3,880	3,953
Total revenue		$5,170	$5,619	$5,654

Income from operations:
	Versace	$25	$152	$185
	Jimmy Choo	3	38	13
	Michael Kors	634	868	1,005
Total segment income from operations		662	1,058	1,203
Less:	Corporate expenses	(275)	(233)	(190)
	Impairment of assets (1)	(575)	(142)	(73)
	Merger related costs	(20)	—	—
	COVID-19 related charges (2)	—	9	14
	Impact of war in Ukraine (3)	—	3	(9)
	Restructuring and other expense(4)	(33)	(16)	(42)
Total (loss) income from operations		$(241)	$679	$903

(1)Impairment of assets during Fiscal 2024 includes $283 million, $267 million and $25 million of impairment charges related to the Versace, Jimmy Choo and Michael Kors reportable segments, respectively. Impairment of assets during Fiscal 2023 includes $110 million, $30 million and $2 million of impairment charges related to the Jimmy Choo, Michael Kors and Versace reportable segments, respectively. Impairment of assets during Fiscal 2022 includes $50 million, $19 million and $4 million of impairment charges related to the Michael Kors, Versace and Jimmy Choo reportable segments, respectively.
(2)COVID-19 related charges during Fiscal 2023 primarily include net inventory credits of $9 million. COVID-19 related charges during Fiscal 2022 primarily include net inventory credits and severance expense of $16 million and $2 million, respectively. Inventory related costs are recorded within costs of goods sold and severance expense and credit losses are recorded within selling, general and administrative expenses in the consolidated statements of operations and comprehensive (loss) income.
(3)These charges primarily relate to incremental credit losses and inventory reserves which are a direct impact of the war in Ukraine. Credit losses are recorded within selling, general and administrative expenses and inventory related costs are recorded within costs of goods sold in the consolidated statements of operations and comprehensive (loss) income.
(4)See Note 11 for details on the Company's restructuring program.

The following table presents our global network of retail stores:

	As of
	March 30, 2024	April 1, 2023	April 2, 2022
Number of full price retail stores (including concessions):
Versace	174	160	149
Jimmy Choo	177	182	181
Michael Kors	461	508	524
	812	850	854

Number of outlet stores:
Versace	62	63	60
Jimmy Choo	57	55	56
Michael Kors	308	304	301
	427	422	417

Total number of retail stores	1,239	1,272	1,271
The following table presents our retail stores by geographic location:

	As of			As of
	March 30, 2024			April 1, 2023
	Versace	Jimmy Choo	Michael Kors	Versace	Jimmy Choo	Michael Kors
Store count by region:
The Americas	45	43	293	42	43	319
EMEA	60	68	156	58	70	173
Asia	131	123	320	123	124	320
	236	234	769	223	237	812

Key Performance Indicators and Statistics
We use a number of key indicators of operating results to evaluate our performance, including the following (dollars in millions):

	Fiscal Years Ended
	March 30, 2024	April 1, 2023	April 2, 2022
Total revenue	$5,170	$5,619	$5,654
Gross profit as a percent of total revenue	64.6%	66.3%	66.2%
(Loss) income from operations	$(241)	$679	$903
(Loss) income from operations as a percent of total revenue	(4.7)%	12.1%	16.0%
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Critical accounting policies are those that are the most important to the portrayal of our results of operations and financial condition and that require our most difficult, subjective and complex judgments to make estimates about the effect of matters that are inherently uncertain. In applying such policies, we must use certain assumptions that are based on our informed judgments, assessments of probability and best estimates. Estimates, by their nature, are subjective and are based on analysis of available information, including current and historical factors and the experience and judgment of management. We evaluate our assumptions and estimates on an ongoing basis. While our significant accounting policies are detailed in Note 3 to the accompanying financial statements, our critical accounting policies are discussed below and include revenue recognition, inventories, long-lived assets, goodwill and other indefinite-lived intangible assets, share-based compensation, derivatives and income taxes.
Revenue Recognition
Revenue is recognized when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for goods or services. We recognize retail store revenue when control of the product is transferred at the point of sale at our owned stores, including concessions. Revenue from sales through our e-commerce sites is recognized at the time of delivery to the customer, reduced by an estimate of returns. Wholesale revenue is recognized net of estimates for sales returns, discounts, markdowns and allowances, after merchandise is shipped and control of the underlying product is transferred to our wholesale customers. To arrive at net sales for retail, gross sales are reduced by actual customer returns, as well as by a provision for estimated future customer returns, which is based on management’s review of historical and current customer returns. The amounts reserved for retail sales returns were $18 million, $22 million and $22 million at March 30, 2024, April 1, 2023 and April 2, 2022, respectively. Net sales for wholesale equals gross sales, reduced by provisions for estimated future returns based on current expectations, as well as trade discounts, markdowns, allowances, operational chargebacks, and certain cooperative selling expenses. Total sales reserves for wholesale were $61 million, $73 million and $70 million at March 30, 2024, April 1, 2023 and April 2, 2022, respectively. These estimates are based on such factors as historical trends, actual and forecasted performance and market conditions, which are reviewed by management on a quarterly basis. Our historical estimates of these costs were not materially different from actual results.
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
Inventories
Our inventory costs include amounts paid to independent manufacturers, plus duties and freight to bring the goods to the Company’s warehouses, as well as shipments to stores. The combined total of raw materials and work in process recorded on our consolidated balance sheets as of March 30, 2024 and April 1, 2023 were $45 million and $47 million, respectively. We continuously evaluate the composition of our inventory and make adjustments when the cost of inventory is not expected to be fully recoverable. The net realizable value of our inventory is estimated based on historical experience, current and forecasted demand and market conditions. In addition, reserves for inventory losses are estimated based on historical experience and inventory counts. Our inventory reserves are estimates, which could vary significantly from actual results if future economic conditions, customer demand or competition differ from expectations. Our historical estimates of these adjustments have not differed materially from actual results.
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
During Fiscal 2024, Fiscal 2023 and Fiscal 2022, we recorded impairment charges of $88 million, $36 million and $83 million, respectively, which were primarily related to operating lease right-of-use assets and fixed assets of our retail store locations. Please refer to Note 8 and Note 14 of the accompanying consolidated financial statements for additional information.
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
The impairment testing for goodwill is performed at the reporting unit level. We use industry accepted valuation models and set criteria that are reviewed and approved by various levels of management and, in certain instances, we engage independent third-party valuation specialists for assistance. To determine the fair value of a reporting unit, we use a combination of the income and market approaches, when applicable. We believe the blended use of both models, when applicable, compensates for the inherent risk associated with either model if used on a stand-alone basis, and this combination is indicative of the factors a market participant would consider when performing a similar valuation. If the fair value of a reporting unit exceeds the related carrying value, the reporting unit’s goodwill is considered not to be impaired and no further testing is performed. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recorded for the difference. These valuations are affected by certain estimates, including future revenue growth rates, future operating expense growth rates, gross margins, discount rates and market multiples. Future events could cause us to conclude that impairment indicators exist and goodwill may be impaired.
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
During the fourth quarter of Fiscal 2024, we performed our annual goodwill and indefinite-lived intangible assets impairment analysis. Based on a qualitative impairment assessment of the Michael Kors reporting units, we concluded that it is more likely than not that the fair value of the Michael Kors reporting units exceeded its carrying value and, therefore, was not impaired. We elected to perform quantitative impairment analyses for the Versace and Jimmy Choo reporting units, using a combination of income and market approaches to estimate the fair values of reporting units. We also elected to perform a quantitative impairment analysis for the Versace and Jimmy Choo brand intangible assets using an income approach to estimate the fair values.
Based on the results of these assessments, we determined there was no impairment for the Jimmy Choo Licensing reporting unit goodwill as the fair value was significantly higher than the related carrying value. Further, we concluded that the fair value of the Jimmy Choo Retail and Wholesale reporting unit goodwill and Retail and Wholesale brand indefinite-lived intangible assets did not exceed their related carrying amounts and we recorded impairment. These impairment charges were primarily related to a decline in revenue expectations driven by a softening demand globally for fashion luxury goods. Accordingly, we recorded goodwill impairment charges of $192 million related to the Jimmy Choo Retail and Wholesale reporting units. The Jimmy Choo Retail reporting unit’s goodwill balance was fully impaired and the Jimmy Choo Wholesale reporting unit had a remaining goodwill balance of $81 million. We also recorded impairment charges of $70 million related to the Jimmy Choo Retail and Wholesale brand intangible assets that have remaining balances of $152 million and $63 million, respectively. The impairment charges were recorded within impairment of assets on our consolidated statement of operations and comprehensive (loss) income for the fiscal year ended March 30, 2024.
Further, based on the results of these assessments, we determined that there was no impairment for the Versace Retail and Licensing reporting units as the fair values of these reporting units significantly exceeded the related carrying amounts. There was also no impairment for the Versace Wholesale reporting unit as its fair value was approximately 3% higher than its carrying value which has a goodwill balance of $284 million. Additionally, the fair value of the Versace Retail and Wholesale brand indefinite-lived intangible assets did not exceed their related carrying amounts. These impairment charges were primarily related to a slowdown in revenue driven by softening demand globally for fashion luxury goods. During Fiscal 2024, we recorded $227 million related to the Versace Retail and Wholesale brand intangible assets that have remaining balances of $507 million and $162 million, respectively. The impairment charges were recorded within impairment of assets on our consolidated statements of operations and comprehensive (loss) income for the fiscal year ended March 30, 2024.
In Fiscal 2023, we recorded impairment charges of $82 million related to the Jimmy Choo Retail and Wholesale reporting units goodwill and $24 million related to the Jimmy Choo Retail brand intangible assets. The impairment charges were recorded within impairment of assets on our consolidated statements of operations and comprehensive (loss) income for the fiscal year ended April 1, 2023. In Fiscal 2022, the Company did not incur any impairment charges. See Note 9 to the accompanying financial statements for information relating to the annual impairment analysis performed during the fourth quarters of Fiscal 2024, Fiscal 2023 and Fiscal 2022.
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
We designate certain contracts related to the purchase of inventory that qualify for hedge accounting as cash flow hedges. Formal hedge documentation is prepared for all derivative instruments designated as hedges, including a description of the hedged item and the hedging instrument and the risk being hedged. The changes in the fair value for contracts designated as cash flow hedges is recorded in equity as a component of accumulated other comprehensive income until the hedged item affects earnings. When the inventory related to forecasted inventory purchases that are being hedged is sold to a third-party, the gains or losses deferred in accumulated other comprehensive income are recognized within cost of goods sold. The Company uses regression analysis to assess effectiveness of derivative instruments that are designated as hedges, which compares the change in the fair value of the derivative instrument to the change in the related hedged item. If the hedge is no longer expected to be highly effective in the future, future changes in the fair value are recognized in earnings. For those contracts that are not designated as hedges, changes in the fair value are recorded to foreign currency loss in our consolidated statements of operations and comprehensive (loss) income. We classify cash flows relating to our forward foreign currency exchange contracts related to purchases of inventory consistently with the classification of the hedged item within cash flows from operating activities.
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
Net Investment Hedges
We also use cross currency swap agreements to hedge our net investments in foreign operations against future volatility in the exchange rates between different currencies. We have elected the spot method of designating these contracts under ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”, and have designated these contracts as net investment hedges. The net gain or loss on the net investment hedge is reported within foreign currency translation gains and losses (“CTA”), as a component of accumulated other comprehensive income on our consolidated balance sheets. Interest accruals and coupon payments are recognized directly in interest expense (income), net, in our consolidated statements of operations and comprehensive (loss) income. Upon discontinuation of a hedge, all previously recognized amounts remain in CTA until the net investment is sold or liquidated.
We are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. In order to mitigate counterparty credit risk, we only enter into contracts with carefully selected financial institutions based upon their credit ratings and certain other financial factors, adhering to established limits for credit exposure.
During the first quarter of Fiscal 2024, we entered into multiple fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $2.5 billion to hedge our net investment in Swiss Franc (“CHF”) denominated subsidiaries. During the third quarter of Fiscal 2024, we modified these fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $2.5 billion to utilize additional CHF capacity and further hedge our investment in CHF denominated subsidiaries. Under the terms of these contracts, we will exchange semi-annual fixed rate payments on United States Dollar notional amounts for fixed rate payments of 0.0%. The increase in interest received from the CHF notional amounts will be offset by interest expense related to the financing component of this modification. These contracts have maturity dates between

September 2024 and June 2028 and are designated as net investment hedges. As of March 30, 2024, we had $2.5 billion of hedges outstanding related to our net investment in CHF denominated subsidiaries.
During the first quarter of Fiscal 2024, we entered into multiple float-to-float cross-currency swap agreements with aggregate notional amounts of $1 billion to hedge its net investment in Euro denominated subsidiaries. We will exchange Euro floating rate payments based on EURIBOR for the United States dollar floating rate amounts based on SOFR CME Term over the life of the agreement. The fixed rate component of semi-annual Euro payments range from 1.149% to 1.215%. These contracts have maturity dates between May 2028 and August 2030 and are designated as net investment hedges. As of March 30, 2024, we had $1 billion float-to-float cross-currency hedges outstanding related to its net investment in Euro denominated subsidiaries.
During the first quarter of Fiscal 2024, we entered into multiple fixed-to-fixed cross-currency swap agreements with an aggregate notional amount of $350 million to hedge its net investment in Euro denominated subsidiaries. Under the terms of these contracts, we will exchange the semi-annual fixed rate payments on United States Dollar notional amounts for fixed rate payments of 0.0% in Euro. These contracts have maturity dates between January 2027 and April 2027 and have been designated as net investment hedges. As of March 30, 2024, we had $350 million of fixed-to-fixed cross-currency hedges outstanding related to its net investment in Euro denominated subsidiaries.
As of April 1, 2023, we had €1 billion of hedges outstanding to hedge its net investment in British Pound (“GBP”) denominated subsidiaries (the “GBP/EUR Net Investment Hedges”). During the first quarter of Fiscal 2024, we entered into an additional fixed-to-fixed cross-currency swap agreement with an aggregate notional amount of €150 million GBP/EUR Net Investment Hedges. During the fourth quarter of Fiscal 2024, we terminated all of its GBP/EUR Net Investment Hedges of €1.150 billion ($1.241 billion). We received $24 million in cash during the fourth quarter of Fiscal 2024 as a result of the termination of these swaps .

As of April 1, 2023, we had $294 million of hedges outstanding to hedge its net investment in Japanese Yen denominated subsidiaries (the “JPY Hedges”). During the fourth quarter of Fiscal 2024, we terminated all of its JPY Hedges of $294 million. The termination of these swaps resulted in us receiving $6 million in cash during the fourth quarter of Fiscal 2024.
When a cross-currency swap is used as a hedging instrument in a net investment hedge assessed under the spot method, the cross-currency basis spread is excluded from the assessment of hedge effectiveness and is recognized as a reduction in interest expense (income) in we consolidated statements of operations and comprehensive (loss) income. Accordingly, we recorded interest income of $95 million, $38 million and $63 million, respectively, during Fiscal 2024, Fiscal 2023 and Fiscal 2022.
The net gain or loss on net investment hedges are reported within CTA as a component of accumulated other comprehensive income on our consolidated balance sheets. Upon discontinuation of the hedge, such amounts remain in CTA until the related net investment is sold or liquidated.
Fair Value Hedges
We are exposed to transaction risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany loans which will impact earnings on a consolidated basis. To manage the foreign currency exchange rate risk related to these balances, we had previously entered into fair value cross-currency swap agreements to hedge its exposure in GBP denominated subsidiaries (the “GBP Fair Value Hedge”) on Euro denominated intercompany loans. As of April 1, 2023, we had €1 billion of GBP Fair Value Hedge on Euro denominated intercompany loans. During the fourth quarter of Fiscal 2024, we terminated the GBP Fair Value Hedge of €1 billion ($1.093 billion). The terminations of these swaps resulted in us receiving $25 million in cash during the fourth quarter of Fiscal 2024.
When a cross-currency swap is designated as a fair value hedge and qualifies as highly effective, the fair value hedge will be recorded at fair value each period on the our consolidated balance sheets, with the difference resulting from the changes in the spot rate recognized in foreign currency loss on our consolidated statements of operations and comprehensive (loss) income, which will offset the earnings impact of the underlying transaction being hedged. If the fair value hedge is terminated and the underlying intercompany loans are fully paid back, the accumulated other comprehensive income (“AOCI”) remaining from the hedge at the time of termination will be reclassified to foreign currency loss on our consolidated statements of operations and comprehensive (loss) income. Upon the settlement of the Euro denominated intercompany loans during the fourth quarter of Fiscal 2024, we released the AOCI amount related to GBP Fair value Hedge and recognized a $14 million foreign currency loss on our consolidated statements of operations and comprehensive (loss) income. We recorded a foreign currency gain of $28 million and $4 million during Fiscal 2024 and Fiscal 2023, respectively.
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
New Accounting Pronouncements
Please refer to Note 3 to the accompanying consolidated financial statements for detailed information relating to recently adopted and recently issued accounting pronouncements and the associated impacts.

Results of Operations
A discussion regarding our results of operations for Fiscal 2024 compared to Fiscal 2023 is presented below. A discussion regarding our results of operations for Fiscal 2023 compared to Fiscal 2022 can be found under Item 7 in our Annual Report on Form 10-K for the year ended April 1, 2023, filed with the SEC on May 31, 2023, which is available on the SEC’s website at www.sec.gov and our investor website at www.capriholdings.com.
Comparison of Fiscal 2024 with Fiscal 2023
The following table details the results of our operations for Fiscal 2024 and Fiscal 2023 and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Fiscal Years Ended		$ Change	% Change	% of Total Revenue for Fiscal Year Ended
	March 30, 2024	April 1, 2023			March 30, 2024	April 1, 2023
Statements of Operations Data:
Total revenue	$5,170	$5,619	$(449)	(8.0)%
Cost of goods sold	1,831	1,895	(64)	(3.4)%	35.4%	33.7%
Gross profit	3,339	3,724	(385)	(10.3)%	64.6%	66.3%
Selling, general and administrative expenses	2,784	2,708	76	2.8%	53.8%	48.2%
Depreciation and amortization	188	179	9	5.0%	3.6%	3.2%
Impairment of assets	575	142	433	NM	11.1%	2.5%
Restructuring and other expense	33	16	17	NM	0.6%	0.3%
Total operating expenses	3,580	3,045	535	17.6%	69.2%	54.2%
(Loss) income from operations	(241)	679	(920)	NM	(4.7)%	12.1%
Other income, net	(1)	(3)	2	66.7%	—%	(0.1)%
Interest expense, net	6	24	(18)	(75.0)%	0.1%	0.4%
Foreign currency loss	37	10	27	NM	0.7%	0.2%
(Loss) income before (benefit) provision for income taxes	(283)	648	(931)	NM	(5.5)%	11.5%
(Benefit) provision for income taxes	(54)	29	(83)	NM	(1.0)%	0.5%
Net (loss) income	(229)	619	(848)	NM
Less: Net income attributable to noncontrolling interests	—	3	(3)	NM
Net (loss) income attributable to Capri	$(229)	$616	$(845)	NM

NM Not meaningful
Total Revenue
Total revenue decreased $449 million, or 8.0%, to $5.170 billion for Fiscal 2024, compared to $5.619 billion for Fiscal 2023, which included net favorable foreign currency effects of $24 million as a result of the weakening of the United States dollar against the Euro partially offset by the strengthening of the United States dollar compared to the Chinese Renminbi and Japanese Yen in Fiscal 2024, as compared to Fiscal 2023. On a constant currency basis, our total revenue decreased $473 million, or 8.4%. The decrease is primarily attributable to lower revenues in the Americas for each of our brands.

	Fiscal Years Ended			% Change
(in millions)	March 30, 2024	April 1, 2023	$ Change	As Reported	Constant Currency
Versace	$1,030	$1,106	$(76)	(6.9)%	(7.9)%
Jimmy Choo	618	633	(15)	(2.4)%	(3.0)%
Michael Kors	3,522	3,880	(358)	(9.2)%	(9.5)%
Total revenue	$5,170	$5,619	$(449)	(8.0)%	(8.4)%
•Versace revenues decreased $76 million, or 6.9%, to $1.030 billion during Fiscal 2024, compared to $1.106 billion for Fiscal 2023, which included favorable foreign currency effects of $11 million. On a constant currency basis, revenue decreased $87 million, or 7.9%, primarily attributable to lower revenues in the Americas and EMEA, partially offset by higher revenues in Asia.
•Jimmy Choo revenues decreased $15 million, or 2.4%, to $618 million during Fiscal 2024, compared to $633 million for Fiscal 2023, which included favorable foreign currency effects of $4 million. On a constant currency basis, revenue decreased $19 million, or 3.0%, primarily attributable to lower revenues in the Americas, partially offset by increased revenue in EMEA.
•Michael Kors revenues decreased $358 million, or 9.2%, to $3.522 billion during Fiscal 2024, compared to $3.880 billion for Fiscal 2023, which included favorable foreign currency effects of $9 million. On a constant currency basis, revenue decreased $367 million, or 9.5%, primarily due to lower revenues in the Americas.
Gross Profit
Gross profit decreased $385 million, or 10.3%, to $3.339 billion during Fiscal 2024, compared to $3.724 billion for Fiscal 2023, which included net favorable foreign currency effects of $35 million. Gross profit as a percentage of total revenue decreased 170 basis points to 64.6% during Fiscal 2024, compared to 66.3% during Fiscal 2023. The decrease in gross profit margin was primarily attributable to lower full price sell-through, partially offset by lower supply chain costs.
Total Operating Expenses
Total operating expenses increased $535 million, or 17.6%, to $3.580 billion during Fiscal 2024, compared to $3.045 billion for Fiscal 2023. Our operating expenses included a net unfavorable foreign currency impact of approximately $53 million. Total operating expenses as a percentage of total revenue increased to 69.2% in Fiscal 2024, compared to 54.2% in Fiscal 2023. The components that comprise total operating expenses are detailed below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $76 million, or 2.8%, to $2.784 billion during Fiscal 2024, compared to $2.708 billion for Fiscal 2023. As a percentage of total revenue, selling, general and administrative expenses increased to 53.8% during Fiscal 2024, compared to 48.2% for Fiscal 2023, primarily due to increased retail store costs, marketing investments, unallocated corporate expenses along with deleveraging of operating expenses on lower revenue for Fiscal 2024.
Unallocated corporate expenses, which are included within selling, general and administrative expenses discussed above, but are not directly attributable to a reportable segment, increased $42 million, or 18.0%, to $275 million for Fiscal 2024, compared to $233 million for Fiscal 2023, primarily due to significant transformation costs for projects which are largely complete.
Depreciation and Amortization
Depreciation and amortization increased $9 million, or 5.0%, to $188 million during Fiscal 2024, compared to $179 million for Fiscal 2023. Depreciation and amortization increased to 3.6% as a percentage of total revenue during Fiscal 2024, compared to 3.2% for Fiscal 2023. The increase in depreciation and amortization expense was primarily attributable to higher depreciation due to information technology assets associated with Capri transformation projects which are now in service.

Impairment of Assets
During Fiscal 2024, we recognized asset impairment charges of $575 million, primarily related to the impairment of the Jimmy Choo Retail and Wholesale reporting units’ goodwill and Versace and Jimmy Choo brand intangible assets of $489 million, as well as the impairment of certain operating lease right-of-use assets of $77 million. During Fiscal 2023, we recognized asset impairment charges of approximately $142 million, primarily related to the impairment of the Jimmy Choo Retail and Wholesale reporting units’ goodwill and Jimmy Choo brand intangible assets, as well as the impairment of certain operating lease right-of-use assets (see Note 14 to the accompanying consolidated financial statements for additional information).
Restructuring and Other Expense
During Fiscal 2024, we recognized restructuring and other expense of $33 million, primarily relating to severance costs in connection with the Global Optimization Plan and equity awards associated with the acquisition of Versace partially offset by a $10 million gain on the sale of a long-lived corporate asset (see Note 11 to the accompanying consolidated financial statements for additional information).
As part of the Global Optimization Plan, we anticipate global headcount reductions and the closure of approximately 100 of our retail stores over the next 18 months. We expect this initiative to generate annualized cost savings of approximately $80 million to $90 million. We also expect to record estimated one-time restructuring charges of approximately $30 million to $40 million, of which approximately $30 million to $35 million will be cash charges related to organizational efficiency initiatives, which consist primarily of severance and employee-related costs. We anticipate that up to $5 million of the restructuring charges will be related to lease termination and other store closure costs.
During Fiscal 2023, we recognized restructuring and other expense of $16 million, primarily relating to equity awards associated with the acquisition of Versace.
(Loss) Income from Operations
As a result of the foregoing, loss from operations was $241 million during Fiscal 2024, compared to income from operations of $679 million for Fiscal 2023. (Loss) income from operations as a percentage of total revenue was a loss of 4.7% in Fiscal 2024, compared to income of 12.1% in Fiscal 2023. See Segment Information above for a reconciliation of our segment operating income to total operating income.

	Fiscal Years Ended
(in millions)	March 30, 2024	April 1, 2023	$ Change	% Change
Income from operations:
Versace	$25	$152	$(127)	(83.6)%
Jimmy Choo	3	38	(35)	(92.1)%
Michael Kors	634	868	(234)	(27.0)%
Total income from operations	$662	$1,058	$(396)	(37.4)%
Operating Margin:
Versace	2.4%	13.7%
Jimmy Choo	0.5%	6.0%
Michael Kors	18.0%	22.4%
•Versace recorded income from operations of $25 million for Fiscal 2024, compared to $152 million for Fiscal 2023. Operating margin decreased from 13.7% for Fiscal 2023, to 2.4% for Fiscal 2024, primarily due to increased retail store costs, increased marketing investments, deleveraging of operating expenses on lower revenues and lower full price sell-through compared to the prior year.
•Jimmy Choo recorded income from operations of $3 million for Fiscal 2024, compared to $38 million for Fiscal 2023. Operating margin decreased from 6.0% for Fiscal 2023, to 0.5% for Fiscal 2024, primarily due to increased retail store costs, increased marketing investments and lower full price sell-through compared to the prior year.

•Michael Kors recorded income from operations of $634 million for Fiscal 2024, compared to $868 million for Fiscal 2023. Operating margin decreased from 22.4% for Fiscal 2023, to 18.0% for Fiscal 2024, primarily due to increased marketing investments, increased retail store costs, deleveraging of operating expenses on lower revenues and lower full price sell-through, partially offset by lower supply chain costs compared to the prior year.
Interest Expense, net
During Fiscal 2024 and Fiscal 2023, we recognized $6 million and $24 million of interest expense, net, respectively. The $18 million decrease in interest expense, net, is primarily due to higher interest income of $57 million from our net investment hedges, partially offset by higher effective interest rates and higher average borrowings on our outstanding debt (see Note 12 and Note 15 to the accompanying consolidated financial statements for additional information).
Foreign Currency Loss
During Fiscal 2024, we recognized a net foreign currency loss of $37 million primarily attributable to the remeasurement of an intercompany loan associated with restructuring activities to rationalize certain legal entities within our structure and a loss related to the termination of a GBP fair value hedge. During Fiscal 2023, we recognized a net foreign currency loss of $10 million primarily attributable to the remeasurement of intercompany loans with certain of our subsidiaries.
(Benefit) Provision for Income Taxes
During Fiscal 2024, we recognized $54 million of an income tax benefit on a pre-tax loss of $283 million compared with $29 million of income tax expense on a pre-tax income of $648 million for Fiscal 2023. Our effective tax rate for Fiscal 2024 compared to our effective tax rate in Fiscal 2023 is not a meaningful metric due to the pre-tax loss for Fiscal 2024 and pre-tax income for Fiscal 2023. The decrease in income tax provision of $83 million compared to Fiscal 2023 was primarily due to the decline in our pre-tax income, partially offset by a lower benefit from global financing activities and less favorable impacts from changes in valuation allowances.
The global financing activities are related to our previously disclosed 2014 move of our principal executive office from Hong Kong to the U.K. and decision to become a U.K. tax resident. In connection with this decision, we funded our international growth strategy through intercompany debt financing arrangements between certain of our United States and United Kingdom subsidiaries. Accordingly, due to the difference in the statutory income tax rates between these jurisdictions, we realized a lower effective tax rate on consolidated pre-tax income.
Our effective tax rate may fluctuate from time to time due to the effects of changes in United States federal, state and local taxes and tax rates in foreign jurisdictions. In addition, factors such as the geographic mix of earnings, enacted tax legislation and the results of various global tax strategies, may also impact our effective tax rate in future periods.
Net (Loss) Income Attributable to Capri
As a result of the foregoing, during Fiscal 2024 our net loss attributable to Capri was $229 million, compared to net income of $616 million for Fiscal 2023.

Liquidity and Capital Resources
Our primary sources of liquidity are the cash flows generated from our operations, along with borrowings available under our credit facilities (see below discussion regarding “Revolving Credit Facilities”) and available cash and cash equivalents. Our primary use of this liquidity is to fund the ongoing cash requirements, including our working capital needs and capital investments in our business, debt repayments, acquisitions, returns of capital, including share repurchases and other corporate activities. We believe that the cash generated from our operations, together with borrowings available under our revolving credit facilities and available cash and cash equivalents, will be sufficient to meet our working capital needs for the next 12 months and beyond, including investments made and expenses incurred in connection with our store opening and renovation plans, investments in corporate and distribution facilities, continued IT system development, e-commerce and marketing initiatives. We spent $189 million on capital expenditures during Fiscal 2024 and expect to spend approximately $135 million during Fiscal 2025. The majority of the Fiscal 2024 expenditures related to our retail operations (including e-commerce), ERP system implementation and Capri transformation programs.
The Capri transformation program represents a multi-year, multi-project initiative extending through Fiscal 2026 intended to improve the operating effectiveness and efficiency of our organization by creating best in class shared platforms across our brands and by expanding our digital capabilities. These initiatives cover multiple aspects of our operations including supply chain, marketing, omni-channel customer experience, e-commerce, data analytics and IT infrastructure. During Fiscal 2024, the remaining transformation projects were paused due to the pending Merger and we will reassess this program, along with related timing, in Fiscal 2025.
The following table sets forth key indicators of our liquidity and capital resources (in millions):

	As of
	March 30, 2024	April 1, 2023
Balance Sheet Data:
Cash and cash equivalents	$199	$249
Working capital	$(87)	$420
Total assets	$6,689	$7,295
Short-term debt	$462	$5
Long-term debt	$1,261	$1,822

	Fiscal Years Ended
	March 30, 2024	April 1, 2023	April 2, 2022
Cash flows provided by (used in):
Operating activities	$309	$771	$704
Investing activities	(135)	183	58
Financing activities	(208)	(776)	(800)
Effect of exchange rate changes	(17)	(94)	(24)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(51)	$84	$(62)

Cash Provided by Operating Activities
Net cash provided by operating activities was $309 million during Fiscal 2024, as compared to $771 million for Fiscal 2023. The decrease in net cash provided by operating activities were primarily attributable to a decrease in our net income after non-cash adjustments which includes significant transformation costs for projects which are largely complete. In addition, our net cash provided by operating activities benefited from lower inventory levels, partially offset by unfavorable decreases in accounts payable and accrued expenses.
Net cash provided by operating activities increased $67 million to $771 million during Fiscal 2023, as compared to $704 million for Fiscal 2022, which was as a result of the improvement in our working capital partially offset by a decrease in our net income after non-cash adjustments compared to prior year. The changes in our working capital were primarily due to the stabilization of inventory levels compared to prior year.

Cash (Used in) Provided by Investing Activities
Net cash used in investing activities was $135 million during Fiscal 2024, as compared to net cash provided by investing activities of $183 million during Fiscal 2023. The increase in net cash used in investing activities were primarily attributable to the lower settlement of net investment hedges of $355 million, partially offset by lower capital expenditures of $37 million compared to prior year.
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
Cash Used in Financing Activities
Net cash used in financing activities was $208 million during Fiscal 2024, as compared to $776 million during Fiscal 2023. The decrease in cash used by financing activities of $568 million was primarily attributable to a decrease in cash payments to repurchase our ordinary shares of $1.257 billion, offset by lower net debt borrowings of $689 million compared to prior year.
Net cash used in financing activities was $776 million during Fiscal 2023, as compared to $800 million during Fiscal 2022. The decrease in cash used in financing activities of $24 million was primarily due to an increase in net debt borrowings of $774 million, partially offset by a $703 million increase in cash payments to repurchase our ordinary shares.

Debt Facilities
The following table presents a summary of our borrowing capacity and amounts outstanding as of March 30, 2024 and April 1, 2023 (in millions):

	Fiscal Years Ended
	March 30, 2024	April 1, 2023

Revolving Credit Facility (excluding up to a $500 million accordion feature) (1)
Total availability	$1,500	$1,500
Borrowings outstanding (2)	764	874
Letter of credit outstanding	2	3
Remaining availability	$734	$623

Versace Term Loan (450 Million Euro)
Borrowings outstanding, net of debt issuance costs (3)	$485	$487

Senior Notes due 2024
Borrowings outstanding, net of debt issuance costs and discount amortization (2)	$450	$449

Other Borrowings (4)	$24	$17

Hong Kong Uncommitted Credit Facility:
Total availability (70 million Hong Kong Dollars) (5)	$9	$9
Borrowings outstanding	—	—
Remaining availability (70 million Hong Kong Dollars)	$9	$9

China Uncommitted Credit Facility:
Total availability (75 million Chinese Yuan) (5)	$10	$11
Borrowings outstanding	—	—
Total and remaining availability (75 million Chinese Yuan)	$10	$11

Japan Credit Facility:
Total availability (1.0 billion Japanese Yen)	$7	$8
Borrowings outstanding	—	—
Remaining availability (1.0 billion Japanese Yen)	$7	$8

Versace Uncommitted Credit Facilities:
Total availability (40 million Euro) (5)	$43	$43
Borrowings outstanding	—	—
Remaining availability (40 million Euro)	$43	$43

Total borrowings outstanding (1)	$1,723	$1,827
Total remaining availability	$803	$694

(1)The financial covenant in our 2022 Credit Facility requires us to comply with the quarterly maximum net leverage ratio test of 4.00 to 1.0. As of March 30, 2024 and April 1, 2023, we were in compliance with all covenants related to our agreements then in effect governing our debt. See Note 12 to the accompanying consolidated financial statements for additional information.
(2)As of March 30, 2024 and April 1, 2023, all amounts are recorded as long-term debt in our consolidated balance sheets, besides the Senior Notes, due in November 2024, which are recorded within short-term debt in our consolidated balance sheets as of March 30, 2024.
(3)On December 5, 2022, Gianni Versace S.r.l., our wholly owned subsidiary, entered into a credit facility, which provided a senior unsecured term loan in an aggregate principal amount of €450 million. As of March 30, 2024, all amounts are recorded as long-term debt in our consolidated balance sheets.
(4)The balance as of March 30, 2024 consists of primarily of $11 million related to our supplier financing program recorded within short-term debt in our consolidated balance sheets, $11 million related to the sale of certain Versace tax receivables, with $1 million and $10 million recorded within short-term debt and long-term debt, respectively, in our consolidated balance sheets and $2 million of other loans recorded as long-term debt in our consolidated balance sheets. The balance as of April 1, 2023 consists of primarily of $4 million related to our supplier finance program recorded within short-term debt in our consolidated balance sheets and $11 million related to the sale of certain Versace tax receivables, with $1 million and $10 million recorded within short-term debt and long-term debt, respectively, in our consolidated balance sheets.
(5)The balance as of March 30, 2024 and April 1, 2023 represents the total availability of the credit facility, which excludes bank guarantees.
We believe that our 2022 Credit Facility is adequately diversified with no undue concentration in any one financial institution. As of March 30, 2024, there were 17 financial institutions participating in the facility, with none maintaining a maximum commitment percentage in excess of 10%. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the 2022 Credit Facility.
See Note 12 in the accompanying consolidated financial statements for detailed information relating to our credit facilities and debt obligations.
Share Repurchase Program
The following table presents our treasury share repurchases during the fiscal years ended March 30, 2024 and April 1, 2023 (dollars in millions):

	Fiscal Years Ended
	March 30, 2024	April 1, 2023
Cost of shares repurchased under share repurchase program	$100	$1,350
Fair value of shares withheld to cover tax obligations for vested restricted share awards	7	14
Total cost of treasury shares repurchased	$107	$1,364

Shares repurchased under share repurchase program	2,637,102	27,356,549
Shares withheld to cover tax withholding obligations	185,133	301,326
	2,822,235	27,657,875
On June 1, 2022, the Board of Directors terminated the Fiscal 2022 Plan, with $500 million of availability remaining, and authorized a new share repurchase program (the “Fiscal 2023 Plan”) pursuant to which the Company was permitted, from time to time, to repurchase up to $1.0 billion of its outstanding ordinary shares within a period of two years from the effective date of the program.
On November 9, 2022, the Company announced that its Board of Directors approved a new share repurchase program (the “Existing Share Repurchase Plan”) of up to $1 billion of its outstanding ordinary shares, providing additional capacity to return cash to shareholders over the longer term. This new two-year program replaced the Fiscal 2023 Plan. As of March 30, 2024, the remaining availability under the Existing Share Repurchase Plan was $300 million.
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
See Note 16 to the accompanying consolidated financial statements for additional information.

Contractual Obligations and Commercial Commitments
As of March 30, 2024, our contractual obligations and commercial commitments were as follows (in millions):

Fiscal Years	Fiscal 2025	Fiscal 2026-2027	Fiscal 2028-2029	Fiscal 2030 and thereafter	Total
Operating leases	$464	$663	$433	$600	$2,160
Interest, net (1)	—	—	—	—	—
Inventory purchase obligations	582	—	—	—	582
Other commitments	62	26	—	—	88
Short-term debt	462	—	—	—	462
Long-term debt	—	498	764	—	1,262
Total	$1,570	$1,187	$1,197	$600	$4,554

(1)Beginning in Fiscal 2025, we expect to be in an interest income position, therefore we would not expect to have net interest expense obligations through the above periods.
Operating lease obligations represent equipment leases and the minimum lease rental payments due under non-cancelable operating leases for our real estate locations globally. In addition to the above amounts, we are typically required to pay real estate taxes, contingent rent based on sales volume and other occupancy costs relating to leased properties for our retail stores.
Interest, net represents the estimated net interest income from our net investment hedges and the estimated interest expense associated with our Revolving Credit Facility, Versace Term Loan and Senior Notes based on their current interest rate.
Inventory purchase obligations represent contractual obligations for future purchases of inventory.
Other commitments include non-cancelable contractual obligations related to marketing and advertising agreements, information technology agreements and supply agreements.
The above table excludes current liabilities (other than short-term debt and short-term operating lease liabilities) recorded as of March 30, 2024, as these items will be paid within one year, and non-current liabilities that have no cash outflows associated with them (e.g., deferred taxes).

Off-Balance Sheet Arrangements
We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. In addition to the commitments in the above table, our off-balance sheet commitments relating to our outstanding letters of credit were $32 million at March 30, 2024, including $30 million in letters of credit issued outside of the 2022 Credit Facility. In addition, as of March 30, 2024, bank guarantees of approximately $39 million were supported by our various credit facilities. We do not have any other off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks during the normal course of our business, such as credit risk, risk arising from fluctuations in foreign currency exchange rates, as well as fluctuations in interest rates. In order to manage these risks, we employ certain strategies to mitigate the effect of these fluctuations. We may enter into foreign currency forward contracts, net investment hedges and fair value hedges to manage our foreign currency exposure to the fluctuations of certain foreign currencies. We do not use derivatives for trading or speculative purposes.

Foreign Currency Exchange Risk
Forward Foreign Currency Exchange Contracts
We are exposed to risks on certain purchase commitments to foreign suppliers based on the value of our purchasing subsidiaries’ local currency relative to the currency requirement of the supplier on the date of the commitment. As such, we may enter into forward foreign currency exchange contracts that generally mature in 12 months or less and are consistent with the related purchase commitments to manage our exposure to the changes in the value of the Euro and the Canadian Dollar. These contracts are recorded at fair value in our consolidated balance sheets as either an asset or liability and are derivative contracts to hedge cash flow risks. Certain of these contracts are designated as hedges for hedge accounting purposes, while certain of these contracts are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of the majority of these contracts at the balance sheet date are recorded in equity as a component of accumulated other comprehensive income, and upon maturity (settlement) are recorded in, or reclassified into, our cost of goods sold or operating expenses, in our consolidated statements of operations and comprehensive (loss) income, as applicable to the transactions for which the forward foreign currency exchange contracts were established.
There were no forward foreign currency exchange contracts outstanding as of March 30, 2024, we are not providing a sensitivity analysis.
Net Investment Hedges
We are exposed to adverse foreign currency exchange rate movements related to our net investment hedges. As of March 30, 2024, we have multiple fixed to fixed cross-currency swap agreements with aggregate notional amounts of $2.5 billion to hedge our net investment in CHF denominated subsidiaries against future volatility in the exchange rates between the United States dollar and CHF. Under the terms of these contracts, we will exchange the semi-annual fixed rate payments on United States notional amounts for fixed rate payments of 0% in CHF. Based on the net investment hedges outstanding as of March 30, 2024, a 10% appreciation or devaluation of the United States dollar compared to the level of foreign currency exchange rates for currencies under contract as of March 30, 2024, would result in a net increase or decrease, respectively, of approximately $252 million in the fair value of these contracts. These contracts have maturity dates between September 2024 and June 2028.
As of March 30, 2024, we have multiple float-to-float cross-currency swap agreements with aggregate notional amounts of $1 billion to hedge our net investment in Euro denominated subsidiaries against future volatility in the exchange rates between the United States dollar and Euro. We will exchange Euro floating rate payments based on EURIBOR for the United States dollar floating rate amounts based on SOFR CME Term over the life of the agreement. The fixed rate component of semi-annual Euro payments range from 1.149% to 1.215%. Based on the net investment hedges outstanding as of March 30, 2024, a 10% appreciation or devaluation of the United States dollar compared to the level of foreign currency exchange rates for currencies under contract as of March 30, 2024, would result in a net increase or decrease, respectively, of approximately $107 million in the fair value of these contracts. These contracts have maturity dates between May 2028 and August 2030.
As of March 30, 2024, we have multiple fixed to fixed cross-currency swap agreements with aggregate notional amounts of $350 million to hedge our net investment in Euro denominated subsidiaries against future volatility in the exchange rates between the United States dollar and Euro. Under the terms of these contracts, we will exchange the semi-annual fixed rate payments on United States dollar notional amounts for fixed rate payments of 0% in Euro. Based on the net investment hedges outstanding as of March 30, 2024, a 10% appreciation or devaluation of the United States dollar compared to the level of foreign currency exchange rates for currencies under contract as of March 30, 2024, would result in a net increase or decrease, respectively, of approximately $32 million in the fair value of these contracts. These contracts have maturity dates between January 2027 and April 2027.
Interest Rate Risk
We are exposed to interest rate risk in relation to borrowings outstanding under our 2022 Credit Facility, our Versace Term Loan, our Hong Kong Credit Facility, our China Credit Facility, our Japan Credit Facility and our Uncommitted Versace Credit Facilities. Our 2022 Credit Facility carries interest rates that are tied to the prime rate and other institutional lending rates (depending on the particular origination of borrowing), as further described in Note 12 to the accompanying consolidated financial statements. Our Versace Term Loan carries interest rates that are tied to EURIBOR. Our Hong Kong Credit Facility carries interest at a rate that is tied to the Hong Kong Interbank Offered Rate. Our China Credit Facility carries interest at a rate that is tied to the People’s Bank of China’s Benchmark lending rate. Our Japan Credit Facility carries interest at a rate posted by the Mitsubishi UFJ Financial Group. Our Uncommitted Versace Credit Facilities carries interest at a rate set by the bank on the date of borrowing that is tied to the European Central Bank. Therefore, our consolidated statements of operations and comprehensive (loss) income and cash flows are exposed to changes in those interest rates. At March 30, 2024, we had $764 million borrowings outstanding under our 2022 Credit Facility, $485 million, outstanding, net of debt issuance costs, under our Versace Term Loan and no borrowings outstanding under all other Credit Facilities, as further described in Note 12 to the accompanying consolidated financial statements.
At April 1, 2023, we had $874 million borrowings outstanding under our 2022 Credit Facility, $487 million outstanding, net of debt issuance costs, under our Versace Term Loan and no borrowings outstanding under all other Credit Facilities. These balances are not indicative of future balances that may be outstanding under our revolving credit facilities that may be subject to fluctuations in interest rates. Any increases in the applicable interest rate(s) would cause an increase to the interest expense relative to any outstanding balance at that date.
Credit Risk
As of March 30, 2024, our $450 million Senior Notes, due in November 2024, bear interest at a fixed rate equal to 4.250% per year, payable semi-annually. Our Senior Notes interest rate payable may be subject to adjustments from time to time if either Moody’s or S&P (or a substitute rating agency), downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the Senior Notes.

Item 8.    Financial Statements and Supplementary Data
See “Item 15. Exhibits and Financial Statement Schedules” for a listing of the consolidated financial statements and supplementary data included in this report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a - 15(e) and 15(d) - 15(e) under the Securities and Exchange Act of 1934, as amended, (the “Exchange Act”)) as of March 30, 2024. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures are effective as of March 30, 2024.
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
Our management assessed the effectiveness of our internal control over financial reporting as of March 30, 2024. In making this assessment, it used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), the 2013 Framework. Based on this assessment, management has determined that, as of March 30, 2024, our internal control over financial reporting is effective based on those criteria.
The Company’s internal control over financial reporting as of March 30, 2024, as well as the consolidated financial statements, have been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting
Except as discussed below, there have been no changes in our internal control over financial reporting during the three months ended March 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B.    Other Information

Global Optimization Plan
During the fourth quarter of Fiscal 2024, the Board of Directors of the Company approved a Global Optimization Plan in order to streamline the Company’s operating model, maximize efficiency and support long-term profitable growth. As part of the Global Optimization Plan, the Company anticipates global headcount reductions and the closure of approximately 100 of its retail stores over the next 18 months. The Company expects this initiative to generate annualized cost savings of approximately $80 million to $90 million. The Company also expects to record estimated one-time restructuring charges of approximately $30 million to $40 million, of which approximately $30 million to $35 million will be cash charges related to organizational efficiency initiatives, which consist primarily of severance and employee-related costs. The Company anticipates that up to $5 million of the restructuring charges will be related to lease termination and other store closure costs.
During Fiscal 2024, the Company closed 7 of its retail stores which have been incorporated into the Global Optimization Plan. Net restructuring expenses recorded in connection with the Global Optimization Plan during Fiscal 2024 was $26 million, of which $22 million were related to organizational efficiency initiatives consisting primarily of severance and employee-related costs and $4 million of lease termination and other store closure costs.
This disclosure is intended to satisfy the requirements of Item 2.05 of Form 8-K.

2024 Annual Meeting of Shareholders

On May 22, 2024, the Board of Directors of the Company determined that the Company’s 2024 Annual Meeting of Shareholders (the “2024 Annual Meeting”) will be held on Wednesday, September 4, 2024. The time and location of the 2024 Annual Meeting will be as set forth in the Company’s proxy statement for the 2024 Annual Meeting to be filed with the SEC.

Because the date of the 2024 Annual Meeting differs by more than 30 days from the anniversary date of the prior year annual meeting, which was held on Wednesday, August 2, 2023, pursuant to the Company’s Memorandum and Articles of Association (the “Memorandum”) and the rules and regulations of the SEC, shareholders who intend to present a proposal at the 2024 Annual Meeting or who intend to nominate a director are required to provide the Company with notice of such proposal or nomination no later than June 10, 2024, which the Company believes is a reasonable time before it expects to begin to print and send its proxy materials. Notice must be sent to the Company’s principal executive office at 90 Whitfield Street, 2nd Floor, United Kingdom W1T 4EZ Attn: Corporate Secretary. Additionally, shareholders must comply with other applicable requirements contained in Regulations 69, 70 and 71 of the Memorandum, the rules and regulations of the SEC and other applicable law. The Company reserves the right to reject, rule out of order or take other appropriate action with respect to any proposal or nomination that does not comply with these and other applicable requirements contained in its Memorandum and applicable laws.

In addition, to comply with the universal proxy rules, shareholders who intend to solicit proxies in support of director nominees other than the Board’s nominees must provide notice that sets forth the information required by Rule 14a-19 under the Exchange Act by July 6, 2024.
This disclosure is intended to satisfy the requirements of Item 5.08 of Form 8-K.

Rule 10b5-1 Trading Arrangements
During the quarterly period ended March 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance
Information with respect to this Item is included in the Company’s Proxy Statement to be filed in July 2024, which is incorporated herein by reference.

Item 11.    Executive Compensation
Information with respect to this Item is included in the Company’s Proxy Statement to be filed in July 2024, which is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information as of March 30, 2024 regarding compensation plans under which the Company’s equity securities are authorized for issuance:

Equity Compensation Plan Information
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	3,249,183	$42.55	4,259,449
Equity compensation plans not approved by security holders	—	$—	—
Total	3,249,183	$42.55	4,259,449

(1)Reflects share options and restricted stock units issued under the Company’s Third Amended and Restated Omnibus Incentive Plan (or predecessor plan).
(2)Represents the weighted average exercise price of outstanding share awards only.

Item 13.    Certain Relationships, Related Transactions and Director Independence
Information with respect to this Item is included in the Company’s Proxy Statement to be filed in July 2024, which is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services
Information with respect to this Item is included in the Company’s Proxy Statement to be filed in July 2024, which is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)The following documents are filed as part of this annual report on Form 10-K:
1.The following consolidated financial statements listed below are filed as a separate section of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm - Ernst & Young LLP (PCAOB ID No. 42).
Consolidated Balance Sheets as of March 30, 2024 and April 1, 2023.
Consolidated Statements of Operations and Comprehensive (Loss) Income for the fiscal years ended March 30, 2024, April 1, 2023 and April 2, 2022.
Consolidated Statements of Shareholders’ Equity for the fiscal years ended March 30, 2024, April 1, 2023 and April 2, 2022.
Consolidated Statements of Cash Flows for the fiscal years ended March 30, 2024, April 1, 2023 and April 2, 2022.
Notes to Consolidated Financial Statements for the fiscal years ended March 30, 2024, April 1, 2023 and April 2, 2022.
2.Exhibits:

EXHIBIT INDEX

Exhibit No.	Document Description
2.1	Agreement and Plan of Merger, dated as of August 10, 2023, by and among Capri Holdings Limited, Tapestry, Inc. and Sunrise Merger Sub, Inc. (included as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-35368), filed on August 10, 2023 and incorporated herein by reference).
2.2	Stock Purchase Agreement, dated as of September 24, 2018, by and among Allegra Donata Versace Beck, Donatella Versace, Santo Versace, Borgo Luxembourg S.À R.L., Blackstone GPV Capital Partners (Mauritius) VI-D FDI Ltd., Blackstone GPV Tactical Partners (Mauritius)-N Ltd. and Capri Holdings Limited (f/k/a Michael Kors Holdings Limited) (included as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-35368), filed on September 25, 2018 and incorporated herein by reference).
3.1	Amended and Restated Memorandum and Articles of Association of Capri Holdings Limited (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 31, 2018 and incorporated herein by reference).
3.2	Amendment to Amended and Restated Memorandum and Articles of Association of Capri Holdings, effective May 24, 2023 (included as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2023 (File No. 001-35368), filed on May 31, 2023 and incorporated herein by reference).
4.1	Specimen of Ordinary Share Certificate of Capri Holdings Limited (included as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2019 (File No. 001-35368), filed on May 29, 2019 and incorporated herein by reference).
4.2	Indenture, dated as of October 20, 2017, by and among Michael Kors (USA), Inc., Michael Kors Holdings Limited, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-35368), filed on October 20, 2017 and incorporated herein by reference).
10.1	Second Amendment, dated as of June 25, 2020, to the Third Amended and Restated Credit Agreement dated as of November 15, 2018 among Capri Holdings Limited, Michael Kors (USA), Inc., the foreign subsidiary borrowers party thereto, the guarantors party thereto, the financial institutions party thereto as lenders and issuing banks and JPMorgan Chase Bank, N.A., as administrative agent (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35368), filed on July 1, 2020 and incorporated herein by reference).
10.2	Form of Indemnification Agreement between Michael Kors Holdings Limited and its directors and executive officers (included as Exhibit 10.5 to the Company’s Registration Statement on Form F-1, as amended (File No. 333-178282), filed on December 2, 2011 and incorporated herein by reference).
10.3	Capri Holdings Limited Third Amended and Restated Omnibus Incentive Plan (included as Annex B to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-35368), filed on June 16, 2022 and incorporated herein by reference).
10.4
Fifth Amended and Restated Employment Agreement, dated as of March 7, 2022, by and among Michael Kors (USA), Inc., Capri Holdings Limited and John D. Idol (included as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 2022 (File No. 001-35368), filed on June 1, 2022 and incorporated herein by reference).

10.5	Form of Annual Incentive Plan
10.6	Form of Employee Non-Qualified Option Award Agreement (included as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2015, filed on May 27, 2015 and incorporated herein by reference).
10.7	Form of Employee Restricted Stock Unit Award Agreement (included as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2015, filed on May 27, 2015 and incorporated herein by reference).
10.8	Form of Performance-Based Restricted Stock Unit Award Agreement (included as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2015, filed on May 27, 2015 and incorporated herein by reference).
10.9	Form of Independent Director Restricted Stock Unit Award Agreement (included as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2015, filed on May 27, 2015 and incorporated herein by reference).
10.10	Aircraft Time Sharing Agreement, effective as of December 20, 2022, by and between Michael Kors (USA), Inc. and John Idol (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2022, filed on February 8, 2023 and incorporated herein by reference).

Exhibit No.	Document Description
10.11	Amended and Restated Employment Agreement by and among Capri Holdings Limited, Michael Kors (USA), Inc. and Thomas J. Edwards, Jr., dated as of May 30, 2023 (included as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2023 (File No. 001-35368), filed on May 31, 2023 and incorporated herein by reference).
10.12	Capri Holdings Limited Deferred Compensation Plan (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001.35368), filed on November 14, 2019 and incorporated herein by reference).
10.13	Amended and Restated Employment Agreement by and among Capri Holdings Limited, Michael Kors (USA), Inc. and Krista A. McDonough, dated as of May 30, 2023 (included as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2023 (File No. 001-35368), filed on May 31, 2023 and incorporated herein by reference).
10.14	Employment Agreement dated January 23, 2023, by and between Michael Kors (USA), Inc. and Cedric Wilmotte (included as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2023 (File No. 001-35368), filed on May 31, 2023 and incorporated herein by reference).
10.15
Amended and Restated Employment Agreement by and among Capri Holdings Limited, Michael Kors (USA), Inc. and Jenna Hendricks, dated as of May 30, 2023 (included as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2023 (File No. 001-35368), filed on May 31, 2023 and incorporated herein by reference).

10.16	Suspension of Rights Agreement, dated as of September 23, 2021, to the Third Amended and Restated Credit Agreement, dated as of November 15, 2018 among, Michael Kors (USA), Inc., Capri Holdings Limited, the Foreign Subsidiary Borrowers party to the Credit Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, the Lenders thereto and the other parties party thereto (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 25, 2021 filed on November 3, 2021 and incorporated herein by reference).
10.17	Revolving Credit Agreement, dated as of July 1, 2022 among Capri Holdings Limited, Michael Kors (USA), Inc., the foreign subsidiary borrowers party thereto, the guarantors party thereto, the financial institutions party thereto as lenders and issuing banks and JPMorgan Chase Bank, N.A., as administrative agent (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35368), filed on July 1, 2022 and incorporated herein by reference).
10.18	Term Facility Agreement by and among Gianni Versace S.r.l., as borrower, Intesa Sanpaolo S.p.A., Banca Nazionale Del Lavoro S.p.A. and UniCredit S.p.A., as arrangers and lenders, and Intesa Sanpaolo S.p.A., as agent, dated as of December 5, 2022 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35368), filed on December 6, 2022 and incorporated herein by reference).
10.19	Parent Company Guarantee by and among Capri Holdings Limited, as guarantor, Banca Nazionale del Lavoro S.p.A., Intesa Sanpaolo S.p.A. and UniCredit S.p.A., dated as of December 5, 2022 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35368), filed on December 6, 2022 and incorporated herein by reference).
10.20	Change in Control Continuity Agreement by and between Capri Holdings Limited and Thomas J. Edwards, Jr., dated as of May 30, 2023 (included as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2023 (File No. 001-35368), filed on May 31, 2023 and incorporated herein by reference).
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

10.23	Change in Control Continuity Agreement by and between Capri Holdings Limited and Cedric Wilmotte, dated as of August 9, 2023.
10.24	Form of Special Bonus Award Agreement (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023 (File No. 001-35368), filed on November 9, 2023 and incorporated herein by reference).
10.25	Letter Agreement, dated as of December 15, 2023, by and between Capri Holdings Limited and Jenna A. Hendricks (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35368), filed on December 18, 2023 and incorporated herein by reference).
21.1	List of subsidiaries of Capri Holdings Limited.
23.2	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

Exhibit No.	Document Description
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Capri Holdings Limited Clawback Policy.
101.1	Interactive Data Files.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 29, 2024

CAPRI HOLDINGS LIMITED
By:	/s/ John D. Idol
Name:	John D. Idol
Title:	Chairman & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John D. Idol	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	May 29, 2024
John D. Idol
By:	/s/ Thomas J. Edwards, Jr.	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	May 29, 2024
Thomas J. Edwards Jr.
By:	/s/ Marilyn Crouther	Director	May 29, 2024
Marilyn Crouther
By:	/s/ Robin Freestone	Director	May 29, 2024
Robin Freestone
By:	/s/ Judy Gibbons	Director	May 29, 2024
Judy Gibbons
By:	/s/ Mahesh Madhavan	Director	May 29, 2024
Mahesh Madhavan
By:	/s/ Stephen F. Reitman	Director	May 29, 2024
Stephen F. Reitman
By:	/s/ Jane Thompson	Director	May 29, 2024
Jane Thompson
By:	/s/ Jean Tomlin	Director	May 29, 2024
Jean Tomlin

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Capri Holdings Limited
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Capri Holdings Limited and subsidiaries (“the Company”) as of March 30, 2024 and April 1, 2023, and the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity and cash flows for each of the three years in the period ended March 30, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 30, 2024 and April 1, 2023, and the results of its operations and its cash flow for each of the three years in the period ended March 30, 2024, in conformity with the U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 30, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 29, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Goodwill and Indefinite-lived Intangible Assets
Description of the Matter
At March 30, 2024, the Company’s goodwill and indefinite-lived intangible assets, consisting of brand names, totaled $1.106 billion and $884 million, respectively. As discussed in Note 3 to the consolidated financial statements, goodwill and indefinite-lived intangible assets are assessed for impairment on an annual basis, or whenever impairment indicators exist. As a result of the Company’s 2024 annual impairment test, the Company recorded a goodwill impairment charge of $192 million associated with its Jimmy Choo Retail and Wholesale reporting units. The Company also recognized an impairment charge of $297 million associated with the Jimmy Choo and Versace indefinite-lived retail and wholesale brand name intangible assets.

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
May 29, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Capri Holdings Limited
Opinion on Internal Control over Financial Reporting
We have audited Capri Holdings Limited and subsidiaries’ internal control over financial reporting as of March 30, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Capri Holdings Limited and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 30, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 30, 2024 and April 1, 2023, the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity and cash flows for each of the three years in the period ended March 30, 2024, and the related notes and our report dated May 29, 2024 expressed an unqualified opinion thereon.
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
/s/ ERNST & YOUNG LLP

New York, New York
May 29, 2024

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 30, 2024	April 1, 2023
Assets
Current assets
Cash and cash equivalents	$199	$249
Receivables, net	332	369
Inventories, net	862	1,057
Prepaid expenses and other current assets	215	195
Total current assets	1,608	1,870
Property and equipment, net	579	552
Operating lease right-of-use assets	1,438	1,330
Intangible assets, net	1,394	1,728
Goodwill	1,106	1,293
Deferred tax assets	352	296
Other assets	212	226
Total assets	$6,689	$7,295
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$352	$475
Accrued payroll and payroll related expenses	107	154
Accrued income taxes	64	73
Short-term operating lease liabilities	400	429
Short-term debt	462	5
Accrued expenses and other current liabilities	310	314
Total current liabilities	1,695	1,450
Long-term operating lease liabilities	1,452	1,348
Deferred tax liabilities	362	508
Long-term debt	1,261	1,822
Other long-term liabilities	319	318
Total liabilities	5,089	5,446
Commitments and contingencies
Shareholders’ equity
Ordinary shares, no par value; 650,000,000 shares authorized; 226,271,074 shares issued and 116,629,634 outstanding at March 30, 2024; 224,166,250 shares issued and 117,347,045 outstanding at April 1, 2023	—	—
Treasury shares, at cost (109,641,440 shares at March 30, 2024 and 106,819,205 shares at April 1, 2023)	(5,458)	(5,351)
Additional paid-in capital	1,417	1,344
Accumulated other comprehensive income	161	147
Retained earnings	5,479	5,708
Total shareholders’ equity of Capri	1,599	1,848
Noncontrolling interest	1	1
Total shareholders’ equity	1,600	1,849
Total liabilities and shareholders’ equity	$6,689	$7,295
See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In millions, except share and per share data)

	Fiscal Years Ended
	March 30, 2024	April 1, 2023	April 2, 2022
Total revenue	$5,170	$5,619	$5,654
Cost of goods sold	1,831	1,895	1,910
Gross profit	3,339	3,724	3,744
Selling, general and administrative expenses	2,784	2,708	2,533
Depreciation and amortization	188	179	193
Impairment of assets	575	142	73
Restructuring and other expense	33	16	42
Total operating expenses	3,580	3,045	2,841
(Loss) income from operations	(241)	679	903
Other income, net	(1)	(3)	(2)
Interest expense (income), net	6	24	(18)
Foreign currency loss	37	10	8
(Loss) income before (benefit) provision for income taxes	(283)	648	915
(Benefit) provision for income taxes	(54)	29	92
Net (loss) income	(229)	619	823
Less: Net income attributable to noncontrolling interest	—	3	1
Net (loss) income attributable to Capri	$(229)	$616	$822

Weighted average ordinary shares outstanding:
Basic	117,014,420	132,532,009	149,724,675
Diluted	117,014,420	134,002,480	152,497,907
Net (loss) income per ordinary share attributable to Capri:
Basic	$(1.96)	$4.65	$5.49
Diluted	$(1.96)	$4.60	$5.39

Statements of Comprehensive (Loss) Income:
Net (loss) income	$(229)	$619	$823
Foreign currency translation adjustments	4	(41)	127
Net gain (loss) on derivatives	10	(6)	10
Comprehensive (loss) income	(215)	572	960
Less: Net income attributable to noncontrolling interest	—	3	1
Less: Foreign currency translation adjustments attributable to noncontrolling interest	—	—	(1)
Comprehensive (loss) income attributable to Capri	$(215)	$569	$960

See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data which is in thousands)

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Income	Retained Earnings	Total Equity of Capri	Non-controlling Interests	Total Equity
	Shares	Amounts		Shares	Amounts
Balance as of March 27, 2021	219,223	$—	$1,158	(67,943)	$(3,326)	$56	$4,270	$2,158	$(1)	$2,157
Net income	—	—	—	—	—	—	822	822	1	823
Other comprehensive income (loss)	—	—	—	—	—	138	—	138	(1)	137
Total comprehensive income	—	—	—	—	—	—	—	960	—	960
Vesting of restricted awards, net of forfeitures	2,336	—	—	—	—	—	—	—	—	—
Exercise of employee share options	408	—	17	—	—	—	—	17	—	17
Share based compensation expense	—	—	85	—	—	—	—	85	—	85
Repurchase of ordinary shares	—	—	—	(11,218)	(661)	—	—	(661)	—	(661)
Balance as of April 2, 2022	221,967	—	1,260	(79,161)	(3,987)	194	5,092	2,559	(1)	2,558
Net income	—	—	—	—	—	—	616	616	3	619
Other comprehensive loss	—	—	—	—	—	(47)	—	(47)	—	(47)
Total comprehensive income	—	—	—	—	—	—	—	569	3	572
Vesting of restricted awards, net of forfeitures	2,078	—	—	—	—	—	—	—	—	—
Exercise of employee share options	121	—	6	—	—	—	—	6	—	6
Share based compensation expense	—	—	78	—	—	—	—	78	—	78
Repurchase of ordinary shares	—	—	—	(27,658)	(1,364)	—	—	(1,364)	—	(1,364)
Other	—	—	—	—	—	—	—	—	(1)	(1)
Balance at April 1, 2023	224,166	—	1,344	(106,819)	(5,351)	147	5,708	1,848	1	1,849
Net loss	—	—	—	—	—	—	(229)	(229)	—	(229)
Other comprehensive income	—	—	—	—	—	14	—	14	—	14
Total comprehensive loss	—	—	—	—	—	—	—	(215)	—	(215)
Vesting of restricted awards, net of forfeitures	2,091	—	—	—	—	—	—	—	—	—
Exercise of employee share options	14	—	1	—	—	—	—	1	—	1
Share based compensation expense	—	—	72	—	—	—	—	72	—	72
Repurchase of ordinary shares	—	—	—	(2,822)	(107)	—	—	(107)	—	(107)
Balance at March 30, 2024	226,271	—	1,417	(109,641)	$(5,458)	$161	$5,479	$1,599	$1	$1,600
See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal Years Ended
	March 30, 2024	April 1, 2023	April 2, 2022
Cash flows from operating activities
Net (loss) income	$(229)	$619	$823
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	188	179	193
Share-based compensation expense	72	78	85
Impairment of assets	577	142	83
Deferred income taxes	(187)	(101)	(57)
Changes to lease related balances, net	(102)	(99)	(142)
Foreign currency losses	29	28	—
Other non-cash charges	3	7	10
Change in assets and liabilities:
Receivables, net	27	50	(78)
Inventories, net	175	13	(386)
Prepaid expenses and other current assets	(29)	(8)	14
Accounts payable	(119)	(100)	69
Accrued expenses and other current liabilities	(60)	(9)	30
Other long-term assets and liabilities	(36)	(28)	60
Net cash provided by operating activities	309	771	704
Cash flows from investing activities
Capital expenditures	(189)	(226)	(131)
Settlement of hedges	54	409	189
Net cash (used in) provided by investing activities	(135)	183	58
Cash flows from financing activities
Debt borrowings	1,737	4,061	945
Debt repayments	(1,839)	(3,474)	(1,132)
Debt issuance costs	—	(5)	—
Repurchase of ordinary shares	(107)	(1,364)	(661)
Exercise of employee share options	1	6	17
Other financing activities	—	—	31
Net cash used in financing activities	(208)	(776)	(800)
Effect of exchange rate changes on cash and cash equivalents	(17)	(94)	(24)
Net (decrease) increase in cash, cash equivalents and restricted cash	(51)	84	(62)
Beginning of period	256	172	234
End of period	$205	$256	$172
Supplemental disclosures of cash flow information
Cash paid for interest	$96	$58	$37
Cash paid for income taxes	$156	$133	$43
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$35	$33	$39
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
The Company utilizes a 52- to 53-week fiscal year, and the term “Fiscal Year” or “Fiscal” refers to that 52-week or 53-week period. The fiscal years ending on March 30, 2024 and April 1, 2023 (“Fiscal 2024” and “Fiscal 2023”, respectively) contain 52 weeks, whereas the fiscal year ending April 2, 2022 (“Fiscal 2022”) contains 53 weeks. The Company’s Fiscal 2025 is a 52-week period ending March 29, 2025.
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
In connection with Tapestry’s pending acquisition of Capri, on April 22, 2024, the U.S. Federal Trade Commission (“FTC”) filed a lawsuit in the United States District Court for the Southern District of New York against Tapestry and the Company seeking to block the Merger, claiming that the Merger would violate Section 7 of the Clayton Act and that the Merger Agreement and the Merger constitute unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and should be enjoined. The Company believes the FTC’s claims are without merit, and the Company, together with Tapestry, intend to vigorously defend the lawsuit.
3. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to use judgment and make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. The most significant assumptions and estimates involved in preparing the financial statements include allowances for customer deductions, sales returns, credit losses, estimates of inventory net realizable value, the valuation of share-based compensation, the valuation of deferred taxes, goodwill, intangible assets, operating lease right-of-use assets and property and equipment, along with the estimated useful lives assigned to these assets. Actual results could differ from those estimates.

Seasonality
The Company experiences certain effects of seasonality with respect to its business. The Company generally experiences greater sales during its third fiscal quarter, primarily driven by holiday season sales, and the lowest sales during its first fiscal quarter.
Revenue Recognition
The Company accounts for contracts with its customers when there is approval and commitment from both parties, the rights of the parties and payment terms have been identified, the contract has commercial substance and collectability of consideration is probable. Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services. The Company recognizes retail store revenues when control of the product is transferred at the point of sale at Company owned stores, including concessions, net of estimated returns. Revenue from sales through the Company’s e-commerce sites is recognized at the time of delivery to the customer, reduced by an estimate of returns. Wholesale revenue is recognized net of estimates for sales returns, discounts, markdowns and allowances, after merchandise is shipped and control of the underlying product is transferred to the Company’s wholesale customers. To arrive at net sales for retail revenue, gross sales are reduced by actual customer returns as well as by a provision for estimated future customer returns, which is based on management’s review of historical and future customer return expectations. Sales taxes collected from retail customers are presented on a net basis and, as such, are excluded from revenue. To arrive at net sales for wholesale revenue, gross sales are reduced by provisions for estimated future returns, based on current expectations, as well as trade discounts, markdowns, allowances, operational chargebacks, and certain cooperative selling expenses. These estimates are based on factors such as historical trends, actual and forecasted performance and current market conditions, which are reviewed by management on a quarterly basis.
The following table details the activity and balances of the Company’s sales reserves for the fiscal years ended March 30, 2024, April 1, 2023, and April 2, 2022 (in millions):

	Balance Beginning of Year	Amounts Charged to Revenue	Write-offs Against Reserves	Balance at Year End
Total Sales Reserves:
Fiscal Year Ended March 30, 2024	$95	$378	$(394)	$79
Fiscal Year Ended April 1, 2023	92	400	(397)	95
Fiscal Year Ended April 2, 2022	98	333	(339)	92
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
Loyalty Program
The Company offers a loyalty program, which allows its Michael Kors North America customers to earn points on qualifying purchases toward monetary and non-monetary rewards, which may be redeemed for purchases at Michael Kors retail stores and e-commerce sites. The Company defers a portion of the initial sales transaction based on the estimated relative fair value of the benefits based on projected timing of future redemptions and historical activity. These amounts include estimated “breakage” for points that are not expected to be redeemed. The contract liability, net of an estimated “breakage,” is recorded within accrued expenses and other current liabilities in the Company’s consolidated balance sheets and is expected to be recognized within the next 12 months. See Note 4 for additional information.
Advertising and Marketing Costs
Advertising and marketing costs are generally expensed when the advertisement is first exhibited and are recorded in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive (loss) income. Advertising and marketing expense was $412 million, $374 million and $329 million in Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively.

Cooperative advertising expense, which represents the Company’s participation in advertising expenses of its wholesale customers, is reflected as a reduction to revenue. Expenses related to cooperative advertising for Fiscal 2024, Fiscal 2023 and Fiscal 2022, were $7 million, $9 million and $4 million, respectively.
Shipping and Handling
Inbound freight expenses are recorded as part of cost of goods sold, along with product costs and other costs to acquire inventory. The costs of preparing products for sale, including warehousing expenses, are included in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive (loss) income. Outbound freight expenses are recorded as part of selling, general and administrative expenses and include the costs of shipping products to the Company’s e-commerce customers. Shipping and handling costs included within selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive (loss) income were $259 million, $270 million and $236 million for Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively. Shipping and handling costs charged to customers are included in total revenue.
COVID-19 Related Government Assistance and Subsidies
During Fiscal 2023 and Fiscal 2022, the Company recorded $6 million and $10 million, respectively, related to government assistance and subsidies. These amounts mostly relate to rent support and payroll expense and were recorded as a reduction of selling, general and administrative expenses. The Company did not record any amount related to government assistance and subsidies in Fiscal 2024.
Cash, Cash Equivalents and Restricted Cash
All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Included in the Company’s cash and cash equivalents as of March 30, 2024 and April 1, 2023 are credit card receivables of $28 million and $22 million, respectively, which generally settle within two to three business days.
A reconciliation of cash, cash equivalents and restricted cash as of March 30, 2024 and April 1, 2023 from the consolidated balance sheets to the consolidated statements of cash flows is as follows:

	Fiscal Years Ended
	March 30, 2024	April 1, 2023
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$199	$249
Restricted cash included within prepaid expenses and other current assets	6	7
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$205	$256
Inventories
Inventories primarily consist of finished goods with the exception of raw materials and work in process. The combined total of raw materials and work in process recorded on the Company’s consolidated balance sheets as of March 30, 2024 and April 1, 2023 were $45 million and $47 million, respectively. Inventories are stated at the lower of cost or net realizable value. Cost is determined using the weighted-average cost method. Costs include amounts paid to independent manufacturers, plus duties and freight to bring the goods to the Company’s warehouses, as well as shipments to stores. The Company continuously evaluates the composition of its inventory and makes adjustments when the cost of inventory is not expected to be fully recoverable. The net realizable value of the Company’s inventory is estimated based on historical experience, current and forecasted demand and other market conditions. In addition, reserves for inventory losses are estimated based on historical experience and physical inventory counts. The Company’s inventory reserves are estimates, which could vary significantly from actual results if future economic conditions, customer demand or competition differ from expectations. The Company’s historical estimates of these adjustments have not differed materially from actual results.
Store Pre-opening Costs
Costs associated with the opening of new retail stores and start up activities are expensed as incurred.

Property and Equipment
Property and equipment is stated at cost less accumulated depreciation and amortization (carrying value). Depreciation is recorded on a straight-line basis over the expected remaining useful lives of the related assets. Equipment, furniture and fixtures are depreciated over five to seven years, computer hardware and software are depreciated over three to five years. The Company’s share of the cost of constructing in-store shop displays within its wholesale customers’ floor-space (“shop-in-shops”), which is paid directly to third-party suppliers, is capitalized as property and equipment and is generally amortized over a useful life of three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated remaining useful lives of the related assets or the remaining lease term, including highly probable renewal periods. Maintenance and repairs are charged to expense as incurred.
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
Long-lived Assets
The Company evaluates all long-lived assets, including operating lease right-of-use assets, property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. For the purposes of impairment testing, the Company groups long-lived assets at the lowest level of identifiable cash flow. Leasehold improvements are typically amortized over the term of the store lease, including reasonably assured renewals and the shop-in-shops are amortized over a useful life of three to five years. The Company’s impairment testing is based on its best estimate of the future operating cash flows. If the sum of the estimated undiscounted future cash flows associated with the asset is less than the asset’s carrying value, the Company would recognize an impairment charge, which is measured as the amount by which the carrying value exceeds the fair value of the asset. The fair values determined by management require significant judgment and include certain assumptions regarding future sales and expense growth rates, discount rates and estimates of real estate market fair values. As such, these estimates may differ from actual results and are affected by future market and economic conditions.
During Fiscal 2024, Fiscal 2023 and Fiscal 2022, the Company recorded impairment charges of $88 million, $36 million and $83 million, respectively, which were primarily related to operating lease right-of-use assets and fixed assets of retail store locations. Please refer to Note 8 and Note 14 for additional information.
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
The Company may assess its goodwill and its brand intangible assets for impairment initially using a qualitative approach to determine whether it is more likely than not that the fair value of these assets is greater than their carrying value. When performing a qualitative test, the Company assesses various factors, including industry and market conditions, macroeconomic conditions and performance of its businesses. If the results of the qualitative assessment indicate that it is more likely than not that the goodwill and other indefinite-lived intangible assets are impaired, a quantitative impairment analysis is performed to determine if impairment is required. The Company may also elect to perform a quantitative analysis of goodwill and its indefinite-lived intangible assets initially rather than using a qualitative approach.
The impairment testing for goodwill is performed at the reporting unit level. The Company uses industry accepted valuation models and set criteria that are reviewed and approved by various levels of management and, in certain instances, it engages independent third-party valuation specialists. To determine the fair value of a reporting unit, the Company uses a combination of the income and market approaches, when applicable. The Company believes the blended use of both models, when applicable, compensates for the inherent risk associated with either model if used on a stand-alone basis, and this combination is indicative of the factors a market participant would consider when performing a similar valuation. If the fair value of a reporting unit exceeds the related carrying value, the reporting unit’s goodwill is considered not to be impaired and no further testing is performed. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recorded for the difference. These valuations are affected by certain estimates, including future revenue growth rates, future operating expense growth rates, gross margins, discount rates and market multiples. Future events could cause us to conclude that impairment indicators exist and goodwill may be impaired.
When performing a quantitative impairment assessment of brand intangible assets, the fair value of the Versace and the Jimmy Choo brands is estimated using a discounted cash flow analysis based on the “relief from royalty” method, assuming that a third-party would be willing to pay a royalty in lieu of ownership for this intangible asset. This approach is dependent on many factors, including estimates of future revenue growth rates, royalty rates and discount rates. Actual future results may differ from these estimates. An impairment loss is recognized when the estimated fair value of the brand intangible assets is less than its carrying amount.
During the fourth quarter of Fiscal 2024, the Company performed its annual goodwill and indefinite-lived intangible assets impairment analysis for each brand. Based on a qualitative impairment assessment of the Michael Kors reporting units, the Company concluded that it is more likely than not that the fair value of the Michael Kors reporting units exceeded its carrying value and, therefore, was not impaired.
The Company elected to perform quantitative impairment analyses for the Versace and Jimmy Choo reporting units, using a combination of income and market approaches to estimate the fair values of these reporting units. The Company also elected to perform a quantitative impairment analysis for the Versace and Jimmy Choo brand intangible assets using an income approach to estimate the fair values. The Company performed its annual goodwill and indefinite-lived intangible asset impairment analysis for the Versace and Jimmy Choo reporting units, using a combination of income and market approaches to estimate the fair value of each brands’ reporting units. The Company also elected to perform a quantitative impairment analysis for both the Versace and Jimmy Choo brand indefinite-lived intangible assets using an income approach to estimate fair values.
Based on the results of these assessments, the Company determined there was no impairment for the Jimmy Choo Licensing reporting unit goodwill as the fair value was significantly higher than the related carrying value. Further, the Company concluded that the fair value of the Jimmy Choo Retail and Wholesale reporting unit goodwill and Retail and Wholesale brand indefinite-lived intangible assets did not exceed their related carrying amounts and the Company recorded impairment. These impairment charges were primarily related to a decline in revenue expectations driven by a softening demand globally for fashion luxury goods. Accordingly, the Company recorded goodwill impairment charges of $192 million related to the Jimmy Choo Retail and Wholesale reporting units. The Jimmy Choo Retail reporting unit’s goodwill balance was fully impaired and the Jimmy Choo Wholesale reporting unit had a remaining goodwill balance of $81 million. The Company also recorded impairment charges of $70 million related to the Jimmy Choo Retail and Wholesale brand intangible assets that have remaining balances of $152 million and $63 million, respectively. The impairment charges were recorded within impairment of assets on the Company’s consolidated statements of operations and comprehensive (loss) income for the fiscal year ended March 30, 2024.
Further, based on the results of these assessments, the Company determined that there was no impairment for the Versace Retail and Licensing reporting units, as the fair values of these reporting units significantly exceeded the related carrying amounts. Also, there was no impairment for the Versace Wholesale reporting unit as its fair value was approximately 3% higher than the carrying value which has a goodwill balance of $284 million. Additionally, the fair value of the Versace Retail and Wholesale brand indefinite-lived intangible assets did not exceed their related carrying amounts. These impairment charges were primarily related to a slowdown in revenue driven by softening demand globally for fashion luxury goods. During Fiscal 2024, the Company recorded $227 million related to the Versace Retail and Wholesale brand intangible assets that have remaining balances of $507 million and $162 million, respectively. The impairment charges were recorded within impairment of assets on the Company’s consolidated statements of operations and comprehensive (loss) income for the fiscal year ended March 30, 2024.

In Fiscal 2023, the Company recorded impairment charges of $82 million related to the Jimmy Choo retail and Jimmy Choo licensing reporting units and $24 million related to the Jimmy Choo brand intangible assets. The impairment charges were recorded within impairment of assets on the Company’s consolidated statement of operations and comprehensive (loss) income for the fiscal year ended April 1, 2023. In Fiscal 2022, the Company did not incur any impairment charges. See Note 9 for information relating to the Company’s annual impairment analysis performed during the fourth quarter of Fiscal 2024, Fiscal 2023 and Fiscal 2022.
It is possible that the Company’s conclusions regarding impairment or recoverability of goodwill or other indefinite-lived intangible assets could change in future periods if, for example, (i) the Company’s businesses do not perform as projected, (ii) overall economic conditions in future years vary from current assumptions, (iii) business conditions or strategies change from current assumptions, (iv) discount rates change, (v) market multiples change or (vi) the identification of the Company’s reporting units change, among other factors. Such changes could result in a future impairment charges to goodwill and/or other indefinite-lived intangible assets.
Insurance
The Company uses a combination of third-party insurance coverage and self-insurance programs, including a wholly-owned captive insurance entity, to mitigate certain risks, including workers’ compensation and employee-related health care benefits. The Company also maintains stop-loss coverage with third-party insurers to limit its exposure arising from certain claims. Self-insurance claims filed and claims incurred but not reported are accrued based upon management’s estimates of the discounted cost for self-insured claims incurred using actuarial assumptions, historical loss experience, actual payroll and other data. Although the Company believes that it can reasonably estimate losses related to these claims, actual results could differ from these estimates.
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
Foreign Currency Translation and Transactions
The financial statements of the majority of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. The Company’s functional currency is the United States Dollar (“USD”) for Capri and its United States based subsidiaries. Assets and liabilities are translated using period-end exchange rates, while revenues and expenses are translated using average exchange rates over the reporting period. The resulting translation adjustments are recorded separately in shareholders’ equity as a component of accumulated other comprehensive income. Foreign currency income and loss resulting from the re-measuring of transactions denominated in a currency other than the functional currency of a particular entity are included in foreign currency loss on the Company’s consolidated statements of operations and comprehensive (loss) income.

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
The Company designates certain contracts related to the purchase of inventory that qualify for hedge accounting as cash flow hedges. Formal hedge documentation is prepared for all derivative instruments designated as hedges, including a description of the hedged transaction, the hedging instrument and the risk being hedged. The changes in the fair value for contracts designated as cash flow hedges are recorded in equity as a component of accumulated other comprehensive income until the hedged item affects earnings. When the inventory related to forecasted inventory purchases that are being hedged is sold to a third-party, the gains or losses deferred in accumulated other comprehensive income are recognized within cost of goods sold. The Company uses regression analysis to assess effectiveness of derivative instruments that are designated as hedges, which compares the change in the fair value of the derivative instrument to the change in the related hedged item. If the hedge is no longer expected to be highly effective, future changes in the fair value are recognized in earnings. For those contracts that are not designated as hedges, changes in the fair value are recorded to foreign currency loss in the Company’s consolidated statements of operations and comprehensive (loss) income. The Company classifies cash flows relating to its forward foreign currency exchange contracts related to purchase of inventory consistently with the classification of the hedged item, within cash flows from operating activities.
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
Net Investment Hedges
The Company also uses cross currency swap agreements to hedge its net investments in foreign operations against future volatility in the exchange rates between different currencies. The Company has elected the spot method of designating these contracts under ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” and has designated these contracts as net investment hedges. The net gain or loss on the net investment hedge is reported within foreign currency translation income (loss) (“CTA”), as a component of accumulated other comprehensive income on the Company’s consolidated balance sheets. Interest accruals and coupon payments are recognized directly in interest expense (income), net, in the Company’s consolidated statements of operations and comprehensive (loss) income. Upon discontinuation of a hedge, all previously recognized amounts remain in CTA until the net investment is sold or liquidated.
Fair Value Hedges
When a cross-currency swap is designated as a fair value hedge and qualifies as highly effective, the fair value hedge will be recorded at fair value each period on the Company’s consolidated balance sheets, with the difference resulting from the changes in the spot rate recognized in foreign currency loss on the Company’s consolidated statements of operations and comprehensive (loss) income, which will offset the earnings impact of the original transaction being hedged. If the fair value hedge is terminated and the underlying intercompany loans are settled, the accumulated other comprehensive income (“AOCI”) remaining from the hedge at the time of termination will be reclassified to foreign currency loss on the Company’s consolidated statements of operations and comprehensive (loss) income.
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

Realization of deferred tax assets associated with net operating loss and tax credit carryforwards are dependent upon generating sufficient taxable income prior to their expiration in the applicable tax jurisdiction. The Company periodically reviews the recoverability of its deferred tax assets and provides valuation allowances, as deemed necessary, to reduce deferred tax assets to amounts that more-likely-than-not will be realized. The Company considers many factors when assessing the likelihood of future realization of deferred tax assets, including recent earnings within various taxing jurisdictions, expectations of future taxable income, the carryforward periods remaining and other factors. Changes in the required valuation allowance are recorded in income in the period such determination is made. Deferred tax assets could be reduced in the future if the Company’s estimates of taxable income during the carryforward period are significantly reduced or alternative tax strategies are no longer viable.
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
Leases
The Company leases retail stores, office space and warehouse space under operating lease agreements that expire at various dates through September 2043. The Company’s leases generally have terms of up to ten years, generally require fixed rent payments and may require the payment of additional rent if store sales exceed a negotiated amount. Although most of the Company’s equipment is owned, the Company has limited equipment leases that expire on various dates through April 2028. The Company acts as sublessor in certain leasing arrangements, primarily related to closed stores under its restructuring initiatives, as defined in Note 11. Fixed sublease payments received are recognized on a straight-line basis over the sublease term. The Company determines the sublease term based on the date it provides possession to the subtenant through the expiration date of the sublease.
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
Net (Loss) Income per Share
The Company’s basic net (loss) income per ordinary share is calculated by dividing net (loss) income by the weighted average number of ordinary shares outstanding during the period. Diluted net (loss) income per ordinary share reflects the potential dilution that would occur if RSUs or any other potentially dilutive instruments, including share option grants, were converted or exercised into ordinary shares. These potentially dilutive securities are included in diluted shares to the extent they are dilutive under the treasury stock method for the applicable periods. Performance-based RSUs are included in diluted shares if the related performance conditions are considered satisfied as of the end of the reporting period and to the extent they are dilutive under the treasury stock method.
The components of the calculation of basic net (loss) income per ordinary share and diluted net (loss) income per ordinary share are as follows (in millions, except share and per share data):

	Fiscal Years Ended
	March 30, 2024	April 1, 2023	April 2, 2022
Numerator:
Net (loss) income attributable to Capri	$(229)	$616	$822
Denominator:
Basic weighted average shares	117,014,420	132,532,009	149,724,675
Weighted average dilutive share equivalents:
Share options, restricted stock units, and performance restricted stock units	—	1,470,471	2,773,232
Diluted weighted average shares	117,014,420	134,002,480	152,497,907
Basic net (loss) income per share (1)	$(1.96)	$4.65	$5.49
Diluted net (loss) income per share (1)	$(1.96)	$4.60	$5.39

(1)Basic and diluted net (loss) income per share are calculated using unrounded numbers.
Diluted net loss per share attributable to Capri for Fiscal 2024 excluded all potentially dilutive securities because there was a net loss attributable to Capri for the period and, as such, the inclusion of these securities would have been anti-dilutive.
Share equivalents of 457,722 shares and 360,378 shares for Fiscal 2023 and Fiscal 2022, respectively, have been excluded from the above calculation due to their anti-dilutive effect.
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

Supplier Finance Programs
In September 2022, the FASB issued ASU 2022-04, “Disclosure of Supplier Finance Program Obligations” which makes a number of changes. The amendments require a buyer in a supplier finance program to disclose sufficient information about the program to allow users of the financial statements to understand the program’s nature, activity during the period, changes from period to period and potential magnitude. The amendments in this update do not affect the recognition, measurement or financial statement presentation of obligations covered by supplier finance programs. The Company adopted the update in the first quarter of Fiscal 2024 on a retrospective basis, except for the requirement to disclose rollforward information, which will be effective for the Company in the first quarter of Fiscal 2025 on a prospective basis. See Note 12 for the Company’s disclosures relating to this update.
Recently Issued Accounting Pronouncements
The Company has considered all new accounting pronouncements and, other than the recent pronouncements discussed below, has concluded that there are no new pronouncements that may have a material impact on the Company’s results of operations, financial condition or cash flows based on current information.
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ending 2025, and subsequent interim periods, with early adoption permitted. The Company is evaluating the impact of adopting this ASU on the consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, to enhance transparency and decision usefulness of income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, on a prospective basis, with early adoption permitted. The Company is evaluating the impact of adopting this ASU on the consolidated financial statements and related disclosures.
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
The Company has chosen to apply the practical expedient allowing it not to disclose the amount of the transaction price allocated to remaining performance obligations that have an expected duration of 12 months or less.
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

Gift Cards. The Company sells gift cards that can be redeemed for merchandise, resulting in a contract liability upon issuance. Revenue is recognized when a gift card is redeemed or upon “breakage” for the estimated portion of gift cards that are not expected to be redeemed. “Breakage” revenue is calculated under the proportional redemption methodology, which considers the historical patterns of redemption in jurisdictions where the Company is not required to remit the value of the unredeemed gift cards as unclaimed property. The Company anticipates that substantially all of its outstanding gift cards will be redeemed within the next 12 months. The contract liability related to gift cards, net of estimated “breakage,” was $15 million and $14 million as of March 30, 2024 and April 1, 2023, respectively, and is included in accrued expenses and other current liabilities in the Company’s consolidated balance sheets.
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
The Company recognizes royalty revenue and advertising contributions based on the percentage of sales made by the licensees. Advertising contributions are received to support the Company’s branded advertising and marketing campaigns and are viewed as part of a single performance obligation with the right to access the Company’s trademarks. Royalty revenue generated from licenses, which includes contributions for advertising, may be subject to contractual minimum levels, as defined in the contract. Such minimums are generally fixed annually, based on the previous year’s sales. Licensing revenue is based on reported current period sales of licensed products at rates that are specified in the license agreements for contracts that are expected to exceed the related guaranteed minimums. If the Company expects the minimum guaranteed amounts to exceed amounts calculated based on actual sales, the guaranteed minimums are recognized ratably over the contractual year to which they relate. Generally, the Company’s guaranteed minimum royalty amounts due from licensees relate to contractual periods that do not exceed 12 months, however, some of the Company’s guaranteed minimums for Versace are multi-year based. As of March 30, 2024, contractually guaranteed minimum fees from the Company’s license agreements expected to be recognized as revenue during future periods were as follows (in millions):

Contractually Guaranteed Minimum Fees
Fiscal 2025	$35
Fiscal 2026	32
Fiscal 2027	28
Fiscal 2028	20
Fiscal 2029	17
Fiscal 2030 and thereafter	13
Total	$145
Sales Returns
For the sale of goods with a right of return, the Company recognizes revenue for the consideration for which it expects to be entitled and a refund liability for the amount it expects to refund to its customers within accrued expenses and other current liabilities. The refund liability is estimated based on management’s review of historical and current customer returns for its retail and wholesale customers, estimated future returns, adjusted for non-resalable products. The Company also considers its product strategies, as well as the financial condition of its customers, store closings by wholesale customers, changes in the retail environment and other macroeconomic factors. The Company recognizes an asset with a corresponding adjustment to cost of sales for the right to recover the products from its retail and wholesale customers. The refund liability recorded as of March 30, 2024 and April 1, 2023 was $48 million and $54 million, respectively, and the related asset for the right to recover returned product as of March 30, 2024 and April 1, 2023 was $14 million and $17 million, respectively.
Contract Balances
The Company’s contract liabilities are recorded within accrued expenses and other current liabilities and other long-term liabilities in its consolidated balance sheets depending on the short- or long-term nature of the payments to be recognized. The Company’s contract liabilities primarily consist of gift card liabilities, advanced payments from product licensees and loyalty program liabilities. Total contract liabilities were $23 million and $36 million as of March 30, 2024 and April 1, 2023, respectively. During Fiscal 2024 and Fiscal 2023, the Company recognized $30 million and $13 million in revenue, respectively, relating to contract liabilities that existed at April 1, 2023 and April 2, 2022, respectively. There were no material contract assets recorded as of March 30, 2024 and April 1, 2023.
There were no changes in historical variable consideration estimates that were materially different from actual results.

Disaggregation of Revenue
The following table presents the Company’s segment revenues disaggregated by geographic location (in millions):

	Fiscal Years Ended
	March 30, 2024	April 1, 2023	April 2, 2022
Versace - the Americas	$338	$408	$408
Versace - EMEA	444	468	425
Versace - Asia	248	230	255
Total Versace revenue	1,030	1,106	1,088
Jimmy Choo - the Americas	176	196	175
Jimmy Choo - EMEA	266	255	229
Jimmy Choo - Asia	176	182	209
Total Jimmy Choo revenue	618	633	613
Michael Kors - the Americas	2,298	2,616	2,627
Michael Kors - EMEA	791	819	835
Michael Kors - Asia	433	445	491
Total Michael Kors revenue	3,522	3,880	3,953

Total - the Americas	2,812	3,220	3,210
Total - EMEA	1,501	1,542	1,489
Total - Asia	857	857	955
Total revenue	$5,170	$5,619	$5,654

5. Leases
The following table presents supplemental balance sheet information related to leases (in millions):

	Balance Sheet Location	March 30, 2024	April 1, 2023
Assets
Operating leases	Operating lease right-of-use assets	$1,438	$1,330

Liabilities
Current:
Operating leases	Short-term portion of operating lease liabilities	$400	$429
Non-current:
Operating leases	Long-term portion of operating lease liabilities	$1,452	$1,348
The components of net lease costs for the fiscal year ended March 30, 2024 and April 1, 2023 were as follows (in millions):

	Consolidated Statement of Operations and Comprehensive (Loss) Income Location	March 30, 2024	April 1, 2023
Operating lease cost	Selling, general and administrative expenses	$402	$405
Variable lease cost (1)	Selling, general and administrative expenses	201	170
Short-term lease cost	Selling, general and administrative expenses	3	8
Sublease income	Selling, general and administrative expenses	(7)	(9)
Total lease cost, net		$599	$574

(1)The Company elected to account for rent concessions negotiated in connection with COVID-19 as if it were contemplated as part of the existing contract and these concessions are recorded as variable lease expense. For the fiscal year ended March 30, 2024, there were no rent concessions due to COVID-19. For the fiscal year ended April 1, 2023, rent concessions due to COVID-19 were $14 million.

The following table presents the Company’s supplemental cash flow information related to leases (in millions):

	March 30, 2024	April 1, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$516	$501
Non-cash transactions:
Lease assets obtained in exchange for new lease liabilities	528	344
Rent concessions due to COVID-19	—	14

The following tables summarizes the weighted average remaining lease term and weighted average discount rate related to the Company’s operating lease right-of-use assets and lease liabilities recorded on the balance sheets as of March 30, 2024 and April 1, 2023:

	March 30, 2024	April 1, 2023
Operating leases:
Weighted average remaining lease term (years)	6.6	5.9
Weighted average discount rate	4.3%	3.3%
At March 30, 2024, the future minimum lease payments under the terms of these noncancelable operating lease agreements are as follows (in millions):

March 30, 2024
Fiscal 2025	$464
Fiscal 2026	372
Fiscal 2027	291
Fiscal 2028	243
Fiscal 2029	190
Thereafter	600
Total lease payments	2,160
Less: interest	(308)
Total lease liabilities	$1,852
At March 30, 2024, the future minimum sublease income under the terms of these noncancelable operating lease agreements are as follows (in millions):

March 30, 2024
Fiscal 2025	$10
Fiscal 2026	8
Fiscal 2027	7
Fiscal 2028	7
Fiscal 2029	3
Thereafter	5
Total sublease income	$40
Additionally, the Company had approximately $55 million and $139 million of future payment obligations related to executed lease agreements for which the related lease has not yet commenced as of March 30, 2024 and April 1, 2023, respectively.
See Note 3 for additional information on the Company’s accounting policies related to leases.

6. Receivables, net
Receivables, net, consist of (in millions):

	March 30, 2024	April 1, 2023
Trade receivables (1)	$360	$412
Receivables due from licensees	19	14
	379	426
Less: allowances	(47)	(57)
Total receivables, net	$332	$369

(1)As of March 30, 2024 and April 1, 2023, $102 million and $96 million, respectively, of trade receivables were insured.
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
The Company’s allowance for credit losses is determined through analysis of periodic aging of receivables and assessments of collectability based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers and the impact of general economic conditions. The past due status of a receivable is based on its contractual terms. Amounts deemed uncollectible are written off against the allowance when it is probable the amounts will not be recovered. Allowance for credit losses was $13 million and $8 million as of March 30, 2024 and April 1, 2023, respectively. The Company had credit losses of $6 million, $5 million and $7 million, respectively, for Fiscal 2024, Fiscal 2023 and Fiscal 2022.

7. Concentration of Credit Risk, Major Customers and Suppliers
Financial instruments that subject the Company to concentration of credit risk are cash and cash equivalents and receivables. As part of its ongoing procedures, the Company monitors its concentration of deposits with various financial institutions in order to avoid any undue exposure. The Company mitigates its risk by depositing cash and cash equivalents in major financial institutions. The Company also mitigates its credit risk by obtaining insurance coverage for a portion of its receivables (see Note 6). No individual customer accounted for 10% or more of the Company’s total revenues during Fiscal 2024, Fiscal 2023 or Fiscal 2022.
The Company contracts for the purchase of finished goods principally with independent third-party contractors, whereby the contractor is generally responsible for all manufacturing processes. Although the Company does not have any long-term agreements with any of its manufacturing contractors, the Company believes it has mutually satisfactory relationships with them. The Company allocates product manufacturing among agents and contractors based on their capabilities, the availability of production capacity, quality, pricing and delivery. The inability of certain contractors to provide needed services on a timely basis could adversely affect the Company’s operations and financial condition. For Fiscal 2024, Fiscal 2023 and Fiscal 2022, one contractor accounted for approximately 12%, 15% and 17%, respectively, of the Company’s total finished goods purchases, based on dollar volume.
The Company also has relationships with various agents who source finished goods with numerous contractors on behalf of its Michael Kors brand. For Fiscal 2024, Fiscal 2023 and Fiscal 2022, one agent sourced approximately 14%, 15% and 14%, respectively, of Michael Kors finished goods, based on dollar volume.

8. Property and Equipment, net
Property and equipment, net, consists of (in millions):

	March 30, 2024	April 1, 2023
Leasehold improvements	$535	$577
Computer equipment and software	279	237
Furniture and fixtures	187	216
Equipment	112	106
Building	49	48
In-store shops	43	44
Land	18	18
Total property and equipment, gross	1,223	1,246
Less: accumulated depreciation and amortization	(726)	(784)
Subtotal	497	462
Construction-in-progress	82	90
Total property and equipment, net	$579	$552
Depreciation and amortization of property and equipment for the fiscal years ended March 30, 2024, April 1, 2023, and April 2, 2022 totaled $143 million, $135 million and $144 million, respectively. During Fiscal 2024, Fiscal 2023 and Fiscal 2022, the Company recorded property and equipment impairment charges of $11 million, $3 million and $7 million, respectively, primarily related to the Company’s retail store locations. See Note 14 for information related to property and equipment impairment charges.

9. Intangible Assets and Goodwill
The following table details the carrying values of the Company’s intangible assets other than goodwill (in millions):

	March 30, 2024			April 1, 2023
	Gross Carrying Amount	Accumulated Amortization/Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization/Impairment	Net Carrying Amount
Definite-lived intangible assets:
Reacquired rights	$400	$126	$274	$400	$109	$291
Trademarks	23	23	—	23	23	—
Customer relationships	401	165	236	397	136	261
Total definite-lived intangible assets	824	314	510	820	268	552

Indefinite-lived intangible assets:
Jimmy Choo brand (1)	558	343	215	550	273	277
Versace brand (2)	896	227	669	899	—	899
Total indefinite-lived intangible assets	1,454	570	884	1,449	273	1,176

Total intangible assets, excluding goodwill	$2,278	$884	$1,394	$2,269	$541	$1,728

(1)The year-over-year change in net carrying amount reflects an impairment charge of $70 million and foreign currency translation of $8 million for the fiscal year ended March 30, 2024. For the fiscal year ended April 1, 2023, the Company recorded impairment charges of $24 million.
(2)The year-over-year change in net carrying amount reflects an impairment charge of $227 million and foreign currency translation of $3 million for the fiscal year ended March 30, 2024. There were no impairment charges for the fiscal year ended April 1, 2023.

Reacquired rights relate to the Company’s reacquisition of the rights to use the Michael Kors trademarks and to import, sell, advertise and promote certain of its products in the previously licensed territories in the Greater China region and are being amortized through March 31, 2041, the expiration date of the former licensing agreement. The trademarks relate to the Michael Kors brand name and are amortized over twenty years. Customer relationships are generally amortized over five to eighteen years. Amortization expense for the Company’s definite-lived intangibles was $45 million, $44 million and $49 million, respectively, for each of the fiscal years ended March 30, 2024, April 1, 2023 and April 2, 2022.
Indefinite-lived intangible assets other than goodwill included the Versace and Jimmy Choo brands, which were recorded in connection with the acquisitions of Versace and Jimmy Choo, and have an indefinite life as they are essential to the Company’s ability to operate the Versace and Jimmy Choo businesses for the foreseeable future.
Estimated amortization expense for each of the next five years is as follows (in millions):

Fiscal 2025	$44
Fiscal 2026	44
Fiscal 2027	44
Fiscal 2028	44
Fiscal 2029	43
Fiscal 2030 and thereafter	291
Total	$510
The future amortization expense above reflects weighted-average estimated remaining useful lives of seventeen years for reacquired rights and nine years for customer relationships.
The following table details the changes in goodwill for each of the Company’s reportable segments (in millions):

	Versace	Jimmy Choo	Michael Kors	Total
Balance at April 2, 2022	$874	$424	$120	$1,418
Impairment charges (1)	—	(82)	—	(82)
Foreign currency translation	(17)	(26)	—	(43)
Balance at April 1, 2023	857	316	120	1,293
Impairment charges(1)	—	(192)	—	(192)
Foreign currency translation	(4)	9	—	5
Balance at March 30, 2024	$853	$133	$120	$1,106

(1)The Company recorded impairment charges of $192 million during Fiscal 2024 related to the Jimmy Choo retail and wholesale reporting units. As of March 30, 2024, the Company had accumulated impairment charges of $539 million related to its Jimmy Choo reporting units.
The Company’s goodwill and the Versace and Jimmy Choo brands are not subject to amortization but are evaluated for impairment annually in the last quarter of each fiscal year, or whenever impairment indicators exist. During the fourth quarter of Fiscal 2024, the Company performed its annual goodwill and indefinite-lived intangible asset impairment analysis. The Company performed its goodwill impairment assessment for its Michael Kors reporting units using a qualitative assessment. Based on the results of the Company’s qualitative impairment assessment, the Company concluded that it is more likely than not that the fair value of the Michael Kors’ reporting units exceeded their carrying values and, therefore, were not impaired.
The Company performed its annual goodwill and indefinite-lived intangible asset impairment analysis for both the Versace and Jimmy Choo reporting units, using a combination of income and market approaches to estimate the fair value of each brands’ reporting units. The Company also elected to perform an impairment analysis for both the Versace and Jimmy Choo brand indefinite-lived intangible assets using an income approach to estimate their fair values. Based on the results of these assessments, the Company determined there was no impairment for the Jimmy Choo Licensing reporting unit goodwill and Versace reporting units goodwill as the fair values of the reporting units and the brand intangible assets exceeded the related carrying amounts.

However, the Company concluded that the fair value of the Jimmy Choo Retail and Wholesale reporting units goodwill and Retail and Wholesale brand indefinite-lived intangible assets did not exceed their related carrying amounts and recorded impairment charges. These impairment charges were primarily related to a continued decline in revenue trends from prior expectations. Additionally, the Versace Retail and Wholesale brand indefinite-lived intangible assets did not exceed their related carrying amounts. These impairment charges were primarily related to a slowdown in revenue driven predominantly by softening demand globally for fashion luxury goods.

Accordingly, the Company recorded goodwill impairment charges of $192 million related to the Jimmy Choo Retail and Wholesale reporting units, $70 million related to the Jimmy Choo Retail and Wholesale brand intangible assets and $227 million related to the Versace Retail and Wholesale brand intangible assets during Fiscal 2024.

In total, $489 million of impairment was recorded related to goodwill and indefinite lived intangible assets within impairment of assets on the Company’s consolidated statement of operations and comprehensive (loss) income for the fiscal year ended March 30, 2024.
In Fiscal 2023, the Company recorded goodwill impairment charges of $82 million related to the Jimmy Choo Retail and Wholesale reporting units and $24 million related to the Jimmy Choo brand intangible assets. The impairment charges were recorded within impairment of assets on the Company’s consolidated statement of operations and comprehensive (loss) income for the fiscal year ended April 1, 2023. In Fiscal 2022, the Company did not incur any impairment charges. See Note 14 for additional information.

10. Current Assets and Current Liabilities
Prepaid expenses and other current assets consist of the following (in millions):

	March 30, 2024	April 1, 2023
Prepaid taxes	$88	$105
Interest receivable related to hedges	42	10
Prepaid contracts	21	22
Other accounts receivables	8	10
Other	56	48
Total prepaid expenses and other current assets	$215	$195

Accrued expenses and other current liabilities consist of the following (in millions):

	March 30, 2024	April 1, 2023
Return liabilities	$48	$54
Accrued capital expenditures	35	33
Other taxes payable	29	32
Accrued advertising and marketing	29	26
Restructuring liability	22	1
Professional services	18	14
Accrued rent (1)	17	18
Accrued interest	17	16
Accrued purchases and samples	16	8
Gift and retail store credits	15	14
Advance royalties	4	18
Accrued litigation	4	12
Other	56	68
Total accrued expenses and other current liabilities	$310	$314

(1)The accrued rent balance relates to variable lease payments.

11. Restructuring and Other Expense

Restructuring Charges - Global Optimization Plan
During the fourth quarter of Fiscal 2024, the Board of Directors of the Company approved a Global Optimization Plan in order to streamline the Company’s operating model, maximize efficiency and support long-term profitable growth.
During Fiscal 2024, the Company closed 7 of its retail stores which have been incorporated into the Global Optimization Plan. Net restructuring expenses recorded in connection with the Global Optimization Plan during Fiscal 2024 was $26 million, of which $22 million were related to organizational efficiency initiatives consisting primarily of severance and employee-related costs and $4 million of lease termination and other store closure costs. The below table presents a roll forward of the Company’s restructuring liability related to its Global Optimization Plan (in millions):

	Severance and benefit costs	Lease-related and other costs		Total
Balance at April 1, 2023	$—	$—		$—
Additions charged to expense	22	2	(1)	24
Payments	(1)	(1)		(2)
Balance at March 30, 2024	$21	$1		$22

(1)Excludes $2 million of impairment charges related to operating lease right-of-use assets recorded within restructuring and other expense on the consolidated statement of operations and comprehensive (loss) income for the fiscal year ended March 30, 2024.
Other Charges
During Fiscal 2024, the Company recorded net costs of $7 million primarily related to expenses for equity awards associated with the acquisition of Versace and severance for certain employees, partially offset by a $10 million gain on the sale of a long-lived corporate asset.
During Fiscal 2023, the Company recorded costs of $16 million primarily relating to equity awards associated with the acquisition of Versace. During Fiscal 2022, the Company recorded costs of $33 million primarily relating to equity awards associated with the acquisition of Versace and the closure of certain corporate locations.
Restructuring Charges - Capri Retail Store Optimization Program
During Fiscal 2022, the Company completed its plan to close certain retail stores as part of its Capri Retail Store Optimization Program closing a total of 66 stores during Fiscal 2022. Net restructuring charges recorded in connection with the Capri Retail Store Optimization Program was $9 million during Fiscal 2022. There were no charges related to the Capri Retail Store Optimization Program in Fiscal 2023.

12. Debt Obligations
The following table presents the Company’s debt obligations (in millions):

	March 30, 2024	April 1, 2023
Revolving Credit Facilities	$764	$874
Versace Term Loan	486	488
Senior Notes due 2024 (1)	450	450
Other	24	17
Total debt	1,724	1,829
Less: Unamortized debt issuance costs	1	2
Total carrying value of debt	1,723	1,827
Less: Short-term debt (1)	462	5
Total long-term debt	$1,261	$1,822
(1)As of March 30, 2024, the Senior Notes, due in November 2024, are recorded within short-term debt on the Company’s consolidated balance sheets.
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
The 2022 Credit Facility provides for an annual administration fee and a commitment fee equal to 7.5 basis points to 17.5 basis points per annum, which was 15.0 basis points as of March 30, 2024. The fees are based on the Company’s public debt ratings and/or net leverage ratio, applied to the average daily unused amount of the 2022 Credit Facility.

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
The Company had $764 million and $874 million of borrowings outstanding under the 2022 Revolving Credit Facility as of March 30, 2024 and April 1, 2023, respectively. In addition, stand-by letters of credit of $2 million and $3 million were outstanding as of March 30, 2024 and April 1, 2023, respectively. At March 30, 2024 and April 1, 2023, the amount available for future borrowings under the 2022 Revolving Credit Facility were $734 million and $623 million, respectively.
The Company had $5 million and $6 million of deferred financing fees related to Revolving Credit Facilities as of March 30, 2024 and April 1, 2023, respectively, and are recorded within other assets in the Company’s consolidated balance sheets.
Versace Term Loan

On December 5, 2022, Gianni Versace S.r.l., a wholly owned subsidiary of Capri Holdings Limited, entered into a credit facility with Intesa Sanpaolo S.p.A., Banco Nazionale del Lavoro S.p.A., and UniCredit S.p.A., as arrangers and lenders, and Intesa Sanpaolo S.p.A., as agent, which provides a senior unsecured term loan (the “Versace Term Loan”) in an aggregate principal amount of €450 million (approximately $486 million). The Versace Term Loan is not subject to amortization and matures on December 5, 2025. The Company provides an unsecured guaranty of the Versace Term Loan.

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

As of March 30, 2024, the carrying value of the Versace Term Loan was $485 million, net of $1 million of deferred financing fees, which was recorded within long-term debt in the Company’s consolidated balance sheets.
As of March 30, 2024, and the date these financial statements were issued, the Company was in compliance with all covenants related to the 2022 Credit Facility and the Versace Term Loan.
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
As of March 30, 2024, the Senior Notes bear interest at a rate of 4.250% per year, subject to adjustments from time to time if either Moody’s or S&P (or a substitute rating agency therefore) downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the Senior Notes. Interest on the Senior Notes is payable semi-annually on May 1 and November 1 of each year, beginning on May 1, 2018.
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
As of March 30, 2024, the carrying value of the Senior Notes is $450 million, which is recorded within short-term debt in the Company’s consolidated balance sheets. As of April 1, 2023, the carrying value of the Senior Notes was $449 million, net of issuance costs and unamortized discount of $1 million, which was recorded within long-term debt in the Company’s consolidated balance sheets.
Supplier Financing Program
The Company offers a supplier financing program which enables certain inventory suppliers, at their sole discretion, to sell their receivables (i.e., the Company’s payment obligations to suppliers) to a financial institution on a non-recourse basis in order to be paid earlier than current payment terms provide. The Company’s obligations, including the amount due and scheduled payment dates, which generally do not exceed 90 days, are not impacted by a suppliers’ decision to participate in this program. The Company does not reimburse suppliers for any costs they incur to participate in the program and their participation is voluntary. The amount outstanding under this program as of March 30, 2024 and April 1, 2023 was $11 million and $4 million, respectively and is presented as short-term debt in the Company’s consolidated balance sheets.
Japan Credit Facility
As of March 30, 2024, the Company’s subsidiary in Japan had a short term credit facility (“Japan Credit Facility”) with Mitsubishi UFJ Financial Group (“MUFJ”), which may be used to fund general working capital needs of Michael Kors Japan K.K., subject to the bank’s discretion. The Japan Credit Facility is in effect until the Company’s decides to terminate the revolving line of credit. The Japan Credit Facility provides Michael Kors Japan K.K. with a revolving credit line of up to ¥1.0 billion ($7 million). The Japan Credit Facility bears interest at a rate posted by the Bank plus 0.300% two business days prior to the date of borrowing or the date of interest renewal. As of March 30, 2024 and April 1, 2023, there were no borrowings outstanding under the Japan Credit Facility.
Hong Kong Credit Facilities
As of March 30, 2024, the Company’s Hong Kong subsidiary, Michael Kors (HK) Limited and Subsidiaries (“MKHKL”), had an uncommitted credit facility (“HK HSBC Credit Facility”) with HSBC Bank (“HSBC”), which may be used to fund general working capital needs of MKHKL through February 2025 subject to HSBC’s discretion. The HK Credit Facility provides MKHKL with a revolving line of credit of up to 50 million Hong Kong dollars ($6 million), which includes bank guarantees of up to 20 million Hong Kong dollars ($3 million). Borrowings under the HK HSBC Credit Facility must be made in increments of at least 5 million Hong Kong dollars and bear interest at the Hong Kong Interbank Offered Rate (“HIBOR”) plus 200 basis points. As of March 30, 2024 and April 1, 2023, there were no borrowings outstanding under the HK HSBC Credit Facility.
As of March 30, 2024, the Company’s Hong Kong subsidiary, MKHKL, had a short-term credit facility (“HK SCB Credit Facility”) with Standard Charter Bank (“SCB”), which may be used to fund general working capital needs, not to exceed 12 months. The HK SCB Credit Facility is in effect through November 2024. The HK SCB Credit Facility provides MKHKL with a revolving loan of up to 20 million Hong Kong dollars ($3 million). Borrowings under the HK SCB Credit Facility bear interest at 1.5% per annum at the time of borrowing. As of March 30, 2024 and April 1, 2023, there were no borrowings outstanding under the HK SCB Credit Facility.

China Credit Facilities
As of March 30, 2024, the Company’s subsidiary in China, Michael Kors Trading (Shanghai) Company Limited (“MKTSCL”), had a short-term credit facility (“China HSBC Credit Facility”) with HSBC, which may be used to fund general working capital needs, not to exceed 12 months. The China Credit Facility is in effect through August 2024. The China HSBC Credit Facility provides MKTSCL with a Revolving Loan Facility of up to RMB 65 million ($9 million), which includes a revolving loan of RMB 35 million ($5 million), an overdraft facility with a credit line of RMB 10 million ($1 million) and a non-financial bank guarantee facility of RMB 20 million ($3 million) or its equivalent in another currency, at lender’s discretion. Borrowings under the China HSBC Credit Facility bear interest at plus 0.42% of the applicable People’s Bank of China’s benchmark lending rate at the time of borrowing. As of March 30, 2024 and April 1, 2023, there were no borrowings outstanding under the China HSBC Credit Facility.
As of March 30, 2024, the Company’s subsidiary in China, MKTSCL, had a short-term credit facility (“China SCB Credit Facility”) with SCB, which may be used to fund general working capital needs, not to exceed 12 months. The China SCB Credit Facility is in effect through January 2025. The China SCB Credit Facility provides MKTSCL with a Revolving Loan Facility of up to RMB 30 million ($4 million), which includes a revolving loan of RMB 20 million ($3 million) and a bank guarantee with a sublimit of the revolving loan of RMB 10 million ($1 million). Borrowings under the China SCB Credit Facility bear interest at plus 0.15% of the applicable People’s Bank of China’s benchmark lending rate at the time of borrowing. As of March 30, 2024 and April 1, 2023, there were no borrowings outstanding under the China SCB Credit Facility.
Versace Facilities
During Fiscal 2023, the Company's subsidiary, GIVI Holding S.r.l. (“GIVI”), entered into an agreement with Banco BPM Banking Group (“the Bank”) to sell certain tax receivables to the Bank in exchange for cash. The arrangement was determined to be a financing arrangement because the de-recognition criteria for the receivables was not met at the time of the cash receipt from the Bank. As of March 30, 2024, the outstanding balance was $11 million, with $1 million and $10 million recorded within short-term debt and long-term debt, respectively, in the Company’s consolidated balance sheets.
As of March 30, 2024, the Company’s subsidiary, Gianni Versace S.r.l. (“Versace”), had two uncommitted short-term credit facilities, one with Unicredit and the other with Intesa (“Versace Credit Facilities”), which may be used for general working capital needs of Versace. The Versace Credit Facilities are in effect until Unicredit or Intesa decides to terminate the credit facilities. The Versace Credit Facilities provide Versace with a swing line of credit of up to €25 million ($26 million), with interest set by Unicredit or Intesa on the date of borrowing. As of March 30, 2024 and April 1, 2023, there were no borrowings outstanding under the Versace Credit Facility.
As of March 30, 2024, Versace had an uncommitted short-term credit facility with BNP Paribas (“Versace BNP Credit Facility”), which may be used for general working capital needs of Versace. The Versace BNP Credit Facility is in effect until BNP Paribas decides to terminate the credit facility. The Versace BNP Credit Facility provides Versace with a swing line of credit of up to €20 million ($22 million), which includes a bank guarantee of €5 million ($5 million), with interest set by BNP Paribas on the date of borrowing. As of March 30, 2024 and April 1, 2023, there were no borrowings outstanding under the Versace BNP Credit Facility. As of March 30, 2024, there were no bank guarantees outstanding under this facility.

13. Commitments and Contingencies
Commitments
The Company has issued stand-by letters of credit to guarantee certain of its retail and corporate operating lease commitments, aggregating $32 million at March 30, 2024, including $2 million in letters of credit issued under the Revolving Credit Facility.
Other Commitments
As of March 30, 2024, the Company also has other contractual commitments aggregating $2.396 billion, which consist of inventory purchase commitments of $582 million, debt obligations of $1.724 billion and other contractual obligations of $90 million, which primarily relate to the Company’s marketing and advertising obligations, information technology agreements and supply agreements.
Long-term Employment Contract
The Company has an employment agreement with the Chief Creative Officer of the Michael Kors brand that provides for continuous employment through the date of the officer’s death or permanent disability at an annual salary of $1 million. In addition to salary, the agreement provides for an annual bonus and other employee related benefits.
Contingencies
In the ordinary course of business, the Company is party to various legal proceedings and claims. Refer to Item 3. Legal Proceedings for additional information.

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

At March 30, 2024 and April 1, 2023, the fair values of the Company’s derivative contracts were determined using broker quotations, which were calculations derived from observable market information: the applicable currency rates at the balance sheet date and those forward rates particular to the contract at inception. The Company makes no adjustments to these broker obtained quotes or prices, but assesses the credit risk of the counterparty and would adjust the provided valuations for counterparty credit risk when appropriate. The fair value of hedges is included in prepaid expenses and other current assets, other assets, accrued expenses and other current liabilities, and in other long-term liabilities in the consolidated balance sheets, depending on whether they represent assets or liabilities of the Company and based on the maturity date of each individual hedge contract to classify as either short-term or long-term assets or liabilities. See Note 15 for further detail.
All contracts are measured and recorded at fair value on a recurring basis and are categorized in Level 2 of the fair value hierarchy, as shown in the following table (in millions):

	Fair value at March 30, 2024, using:			Fair value at April 1, 2023, using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets:
Net investment hedges	$—	$12	$—	$—	$1	$—
Total derivative assets	$—	$12	$—	$—	$1	$—

Derivative liabilities:
Net investment hedges	$—	$88	$—	$—	$36	$—
Fair value hedges	—	—	—	—	3	—
Total derivative liabilities	$—	$88	$—	$—	$39	$—
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

	March 30, 2024		April 1, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Revolving Credit Facilities	$764	$764	$874	$874
Versace Term Loan	$485	$487	$487	$481
Senior Notes due 2024	$450	$441	$449	$435
The Company’s cash and cash equivalents, accounts receivable and accounts payable, are recorded at carrying value, which approximates fair value.
Non-Financial Assets and Liabilities

The Company’s non-financial assets include goodwill, intangible assets, operating lease right-of-use assets and property and equipment. Such assets are reported at their carrying values and are not subject to recurring fair value measurements. The Company’s goodwill and its indefinite-lived intangible assets (Versace and Jimmy Choo brands) are assessed for impairment at least annually, while its other long-lived assets, including operating lease right-of-use assets, property and equipment and definite-lived intangible assets, are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The Company determines the fair values of these assets based on Level 3 measurements using the Company’s best estimates of the amount and timing of future discounted cash flows, based on historical experience, market conditions, current trends and performance expectations. See Note 3 for additional information.

The following table details the carrying values and fair values of the Company’s assets that have been impaired (in millions):

	Carrying Value Prior to Impairment	Fair Value	Impairment Charge (1)
Fiscal 2024:
Brands	$1,181	$884	$297
Goodwill	549	357	192
Operating Lease Right-of-Use Assets	175	98	77
Property and Equipment	19	8	11
Total	$1,924	$1,347	$577

Fiscal 2023:
Goodwill	$681	$599	$82
Operating Lease Right-of-Use Assets	100	67	33
Brands	224	200	24
Property and Equipment	4	1	3
Total	$1,009	$867	$142

Fiscal 2022:
Operating Lease Right-of-Use Assets	$209	$133	$76
Property and Equipment	12	5	7
Total	$221	$138	$83

(1)Includes $2 million of impairment charges that were recorded within restructuring and other charges related the Company’s Global Optimization Plan during Fiscal 2024 and $10 million of impairment charges that were recorded within restructuring and other charges related to the Capri Retail Store Optimization Program during Fiscal 2022.

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
Changes in the fair value of the Company’s forward foreign currency exchange contracts that are designated as accounting hedges are recorded in equity as a component of accumulated other comprehensive income and are reclassified from accumulated other comprehensive income into earnings when the items underlying the hedged transactions are recognized into earnings, as a component of cost of goods sold within the Company’s consolidated statements of operations and comprehensive (loss) income. As of March 30, 2024, there were no forward foreign currency exchange contracts outstanding.

Net Investment Hedges
During the first quarter of Fiscal 2024, the Company entered into multiple fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $2.5 billion to hedge its net investment in Swiss Franc (“CHF”) denominated subsidiaries. During the third quarter of Fiscal 2024, the Company modified these fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $2.5 billion to utilize additional CHF capacity and further hedge its investment in CHF denominated subsidiaries. Under the terms of these contracts, the Company will exchange semi-annual fixed rate payments on United States dollar notional amounts for fixed rate payments of 0.0%. The increase in interest received from the CHF notional amounts will be offset by interest expense related to the financing component of this modification. These contracts have maturity dates between September 2024 and June 2028 and are designated as net investment hedges. As of March 30, 2024, the Company had $2.5 billion of hedges outstanding related to its net investment in CHF denominated subsidiaries.
During the first quarter of Fiscal 2024, the Company entered into multiple float-to-float cross-currency swap agreements with aggregate notional amounts of $1 billion to hedge its net investment in Euro denominated subsidiaries. The Company will exchange Euro floating rate payments based on EURIBOR for the United States dollar floating rate amounts based on SOFR CME Term over the life of the agreement. The fixed rate component of semi-annual Euro payments range from 1.149% to 1.215%. These contracts have maturity dates between May 2028 and August 2030 and are designated as net investment hedges. As of March 30, 2024, the Company had $1 billion float-to-float cross-currency hedges outstanding related to its net investment in Euro denominated subsidiaries.
During the first quarter of Fiscal 2024, the Company entered into multiple fixed-to-fixed cross-currency swap agreements with an aggregate notional amount of $350 million to hedge its net investment in Euro denominated subsidiaries. Under the terms of these contracts, the Company will exchange the semi-annual fixed rate payments on United States Dollar notional amounts for fixed rate payments of 0.0% in Euro. These contracts have maturity dates between January 2027 and April 2027 and have been designated as net investment hedges. As of March 30, 2024, the Company had $350 million of fixed-to-fixed cross-currency hedges outstanding related to its net investment in Euro denominated subsidiaries.
As of April 1, 2023, the Company had €1 billion of hedges outstanding to hedge its net investment in British Pound (“GBP”) denominated subsidiaries (the “GBP/EUR Net Investment Hedges”). During the first quarter of Fiscal 2024, the Company entered into an additional fixed-to-fixed cross-currency swap agreement with an aggregate notional amount of €150 million GBP/EUR Net Investment Hedges. During the fourth quarter of Fiscal 2024, the Company terminated all of its GBP/EUR Net Investment Hedges of €1.150 billion ($1.241 billion). The termination of these swaps resulted in the Company receiving $24 million in cash during the fourth quarter of Fiscal 2024.

As of April 1, 2023, the Company had $294 million of hedges outstanding to hedge its net investment in Japanese Yen denominated subsidiaries (the “JPY Hedges”). During the fourth quarter of Fiscal 2024, the Company terminated all of its JPY Hedges of $294 million. The termination of these swaps resulted in the Company receiving $6 million in cash during the fourth quarter of Fiscal 2024.
When a cross-currency swap is used as a hedging instrument in a net investment hedge assessed under the spot method, the cross-currency basis spread is excluded from the assessment of hedge effectiveness and is recognized as a reduction in interest income in the Company’s consolidated statements of operations and comprehensive (loss) income. Accordingly, the Company recorded interest income of $95 million, $38 million and $63 million, respectively, during Fiscal 2024, Fiscal 2023 and Fiscal 2022.
The net gain or loss on net investment hedges are reported within CTA as a component of accumulated other comprehensive income on the Company’s consolidated balance sheets. Upon discontinuation of the hedge, such amounts remain in CTA until the related net investment is sold or liquidated.

Fair Value Hedges
The Company is exposed to transaction risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany loans which will impact earnings on a consolidated basis. To manage the foreign currency exchange rate risk related to these balances, the Company had previously entered into cross-currency swap agreements to hedge its exposure in GBP denominated subsidiaries (the “GBP Fair Value Hedge”) on Euro denominated intercompany loans. As of April 1, 2023, the Company had €1 billion of GBP Fair Value Hedge on Euro denominated intercompany loans. During the fourth quarter of Fiscal 2024, the underlying intercompany loan was settled and the Company terminated the GBP Fair Value Hedge of €1 billion ($1.093 billion). The terminations of these swaps resulted in the Company receiving $25 million in cash during the fourth quarter of Fiscal 2024.
When a cross-currency swap is designated as a fair value hedge and qualifies as highly effective, the fair value hedge will be recorded at fair value each period on the Company’s consolidated balance sheets, with the difference resulting from the changes in the spot rate recognized in foreign currency loss on the Company’s consolidated statements of operations and comprehensive (loss) income, which will offset the earnings impact of the underlying transaction being hedged. If the fair value hedge is terminated and the underlying intercompany loans are settled, the accumulated other comprehensive income (“AOCI”) remaining from the hedge at the time of termination will be reclassified to foreign currency loss on the Company’s consolidated statements of operations and comprehensive (loss) income. In the fourth quarter of Fiscal 2024, the Company settled its Euro denominated intercompany loan and recognized a $14 million of foreign currency loss within the Company’s consolidated statements of operations and comprehensive (loss) income from AOCI. The Company recorded a foreign currency gain of $28 million and $4 million in foreign currency loss within the Company’s consolidated statements of operations and comprehensive (loss) income during Fiscal 2024 and Fiscal 2023, respectively, from the GBP Fair Value Hedge which offset translation losses from the underlying transaction.
The following table details the fair value of the Company’s derivative contracts, which are recorded on a gross basis in the consolidated balance sheets as of March 30, 2024 and April 1, 2023 (in millions):

			Fair Values
	Notional Amounts		Assets				Liabilities
	March 30, 2024	April 1, 2023	March 30, 2024		April 1, 2023		March 30, 2024		April 1, 2023
Designated net investment hedges	$3,850	$1,378	$12	(1)	$1	(1)	$88	(2)	$36	(3)
Designated fair value hedges	—	1,084	—		—		—		3	(3)
Total hedges	$3,850	$2,462	$12		$1		$88		$39

(1)Recorded within other assets in the Company’s consolidated balance sheets.
(2)As of March 30, 2024, the Company recorded $3 million within accrued expenses and current liabilities and $85 million within other long-term liabilities in the Company’s consolidated balance sheets.
(3)Recorded within other long-term liabilities in the Company’s consolidated balance sheets.
The Company records and presents the fair value of all of its derivative assets and liabilities in its consolidated balance sheets on a gross basis, as shown in the above table. However, if the Company were to offset and record the asset and liability balances for its derivative instruments on a net basis in accordance with the terms of its master netting arrangements, which provide for the right to set-off amounts for similar transactions denominated in the same currencies and with the same banks, the resulting impact as of March 30, 2024 and April 1, 2023 would be as follows (in millions):

	Net Investment Hedges		Fair Value Hedges
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Assets subject to master netting arrangements	$12	$1	$—	$—
Liabilities subject to master netting arrangements	$88	$36	$—	$3
Derivative assets, net	$8	$1	$—	$—
Derivative liabilities, net	$84	$36	$—	$3

Currently, the Company’s master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties.
The following table summarizes the pre-tax impact of the gains and losses on the Company’s designated forward foreign currency exchange contracts, net investment hedges and fair value hedges (in millions):

	Fiscal Year Ended March 30, 2024	Fiscal Year Ended April 1, 2023	Fiscal Year Ended April 2, 2022
	Pre-Tax Losses Recognized in OCI	Pre-Tax Gains/(Losses) Recognized in OCI	Pre-Tax Gains Recognized in OCI
Designated forward foreign currency exchange contracts	$—	$8	$11
Designated net investment hedges	$(17)	$338	$435
Designated fair value hedges	$(8)	$(6)	$—
The following tables summarize the pre-tax impact of the gains and losses within the consolidated statements of operations and comprehensive (loss) income related to the designated forward foreign currency exchange contracts and the designated fair value hedges (in millions):

	Fiscal Year Ended
	Pre-Tax (Gains) Losses Reclassified from Accumulated OCI			Location of (Gains) Losses Recognized
	March 30, 2024	April 1, 2023	April 2, 2022
Designated forward foreign currency exchange contracts	$(4)	$(14)	$1	Cost of goods sold
Designated fair value hedges	$14	$—	$—	Foreign currency loss
Undesignated Hedges
During Fiscal 2024, the Company did not have any undesignated forward foreign currency exchange contracts outstanding. During both Fiscal 2023 and Fiscal 2022, a gain of $2 million were recognized within foreign currency loss in the Company’s consolidated statements of operations and comprehensive (loss) income as a result of the changes in the fair value of undesignated forward foreign currency exchange contracts.

16. Shareholders’ Equity
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
During Fiscal 2024, the Company purchased 2,637,102 shares with a fair value of $100 million through open market transactions. During Fiscal 2023, the Company purchased 27,356,549 shares with a fair value of $1.350 billion through open market transactions. As of March 30, 2024, the remaining availability under the Company’s existing share repurchase program was $300 million.
The Company also has in place a “withhold to cover” repurchase program, which allows the Company to withhold ordinary shares from certain employees and directors to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards. During Fiscal 2024 and Fiscal 2023, the Company withheld 185,133 shares and 301,326 shares, respectively, with a fair value of $7 million and $14 million, respectively, in satisfaction of minimum tax withholding obligations relating to the vesting of restricted share awards.
Accumulated Other Comprehensive Income
The following table details changes in the components of accumulated other comprehensive income (“AOCI”), net of taxes, for Fiscal 2024, Fiscal 2023 and Fiscal 2022 (in millions):

	Foreign Currency Translation Gain (Loss) (1)	Net Gain (Loss) on Derivatives (2)	Other Comprehensive Income (Loss) Attributable to Capri
Balance at March 27, 2021	$57	$(1)	$56
Other comprehensive income before reclassifications	127	10	137
Less: amounts reclassified from AOCI to earnings	—	(1)	(1)
Other comprehensive income, net of tax	127	11	138
Balance at April 2, 2022	184	10	194
Other comprehensive (loss) income before reclassifications	(41)	8	(33)
Less: amounts reclassified from AOCI to earnings	—	14	14
Other comprehensive loss, net of tax	(41)	(6)	(47)
Balance at April 1, 2023	143	4	147
Other comprehensive income before reclassifications	18	(14)	4
Less: amounts reclassified from AOCI to earnings	—	(10)	(10)
Other comprehensive income, net of tax	18	(4)	14
Balance at March 30, 2024	$161	$—	$161

(1)Foreign currency translation adjustments for Fiscal 2024 primarily include a net $25 million translation gain, partially offset by a $7 million loss, net of taxes of $2 million, primarily relating to the Company’s net investment hedges. Foreign currency translation adjustments for Fiscal 2023 primarily include a net $266 million translation loss, partially offset by a $224 million gain, net of taxes of $114 million, primarily relating to the Company’s net investment hedges. Foreign currency translation gains for Fiscal 2022 include a $321 million gain, net of taxes of $114 million, primarily relating to the Company's net investment hedges, and a net $210 million translation loss.
(2)Reclassifications from AOCI into earnings for Fiscal 2024 primarily include a $14 million loss related to the Company’s GBP fair value hedge due to the settlement of the associated Euro denominated intercompany loans and are recorded within foreign currency loss in the Company’s consolidated statements of operations and comprehensive (loss) income. This is partially offset by a $4 million gain related to the forward foreign currency exchange contracts for inventory purchases and are recorded within cost of goods sold in the Company’s consolidated statements of operations and comprehensive (loss) income. Reclassifications from AOCI into earnings for Fiscal 2023 primarily include a $14 million gain related to the foreign currency exchange contracts for inventory purchases and are recorded within cost of goods sold in the Company’s consolidated statements of operations and comprehensive (loss) income. Reclassifications from AOCI into earnings for Fiscal 2022 primarily include a $1 million loss related to the foreign currency exchange contracts for inventory purchases and are recorded within cost of goods sold in the Company’s consolidated statements of operations and comprehensive (loss) income. All tax effects were not material for the periods presented.

17. Share-Based Compensation
The Company grants equity awards to certain employees and directors of the Company at the discretion of the Company’s Compensation and Talent Committee. The Company has two equity plans which includes one stock option plan adopted in Fiscal 2008 (as amended and restated, the “2008 Plan”), and an Omnibus Incentive Plan adopted in Fiscal 2012 and amended and restated with shareholder approval in May 2015 and again in June 2020 (the “Incentive Plan”). The 2008 Plan only provided for grants of share options and was authorized to issue up to 23,980,823 ordinary shares. As of March 30, 2024, there were no shares available to grant equity awards under the 2008 Plan. The Incentive Plan allows for grants of share options, restricted shares and restricted stock units (“RSUs”), and other equity awards, and authorizes a total issuance of up to 22,471,000 ordinary shares after amendments in August 2022. At March 30, 2024, there were 4,259,449 ordinary shares available for future grants of equity awards under the Incentive Plan. Option grants issued from the 2008 Plan generally expire ten years from the grant date, and those issued under the Incentive Plan generally expire seven years from the grant date.
Share Options
Share options are granted with exercise prices equal to the fair market value on the date of grant. Generally, options vest on a pro-rata basis over a four year service period. The following table summarizes the share options activity during Fiscal 2024, and information about options outstanding at March 30, 2024:

	Number of Options	Weighted Average Exercise price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding at April 1, 2023	229,675	$63.33
Granted	—	$—
Exercised	(14,503)	$49.88
Canceled/forfeited	(23,205)	$49.88
Outstanding at March 30, 2024	191,967	$65.97	1.16	$0.1
Vested or expected to vest at March 30, 2024	191,967	$65.97	1.16
Vested and exercisable at March 30, 2024	191,967	$65.97	1.16	$0.1
There were no unvested options and 191,967 vested options outstanding at March 30, 2024. The total intrinsic value of options exercised during both Fiscal 2024 and Fiscal 2023 were immaterial. The cash received from options exercised during Fiscal 2024 and Fiscal 2023 was $1 million and $6 million, respectively. As of March 30, 2024, there was no remaining unrecognized share-based compensation expense for unvested share options.
There were no options granted during Fiscal 2024, Fiscal 2023 or Fiscal 2022.
Restricted Awards
The Company grants RSUs at the fair market value on the grant date. The expense related to RSUs is based on the closing market price of the Company’s shares on the date of grant and is recognized ratably over the vesting period, net of expected forfeitures.
The Company grants two types of RSUs: time-based RSUs and performance-based RSUs. Time-based RSUs generally vest in full on the first anniversary of the date of grant for the Company’s independent directors, or in equal increments on each of the third or fourth anniversaries of the date of grant (unless the employee is retirement-eligible). Performance-based RSUs generally vest in full on the third anniversary of the date of grant, subject to the employee’s continued employment during the vesting period and only if certain pre-established performance targets are met. Expense related to performance-based RSUs is recognized ratably over the performance period, net of forfeitures, based on the probability of attainment of the related performance targets. The potential number of shares that may be earned ranges from 0%, if the minimum level of performance is not attained, to 200%, if the level of performance is at or above the predetermined maximum achievement level.

The following table summarizes the RSU activity during Fiscal 2024:

	Service-based		Performance-based
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at April 1, 2023	3,181,926	$42.44	165,239	$46.90
Granted	1,944,717	$36.92	203,693	$36.82
Change due to performance conditions, net	—	$—	—	$—
Vested	(2,223,625)	$39.06	—	$—
Canceled/forfeited	(214,734)	$44.84	—	$—
Unvested at March 30, 2024	2,688,284	$41.05	368,932	$41.34
The total fair value of service-based RSUs vested during Fiscal 2024, Fiscal 2023 and Fiscal 2022 was $87 million, $80 million and $78 million, respectively. The total fair value of performance-based RSUs vested during Fiscal 2023 and Fiscal 2022 was $7 million and $18 million, respectively. There were no performance-based RSUs vested during Fiscal 2024. As of March 30, 2024, the remaining unrecognized share-based compensation expense for unvested, service-based and performance-based RSU grants was $68 million and $5 million, respectively, which is expected to be recognized over the related weighted-average period of approximately 2.4 years and 2.2 years.
Share-Based Compensation Expense
The following table summarizes compensation expense attributable to share-based compensation for Fiscal 2024, Fiscal 2023 and Fiscal 2022 (in millions):

	Fiscal Years Ended
	March 30, 2024	April 1, 2023	April 2, 2022
Share-based compensation expense	$72	$78	$85
Tax benefits related to share-based compensation expense	$8	$8	$14
Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rates. The estimated value of future forfeitures for equity awards as of March 30, 2024 is $11 million.

18. Taxes
The Company is a United Kingdom tax resident and is incorporated in the British Virgin Islands. Capri’s subsidiaries are subject to taxation in the United States and various other foreign jurisdictions are aggregated in the “Non-United States” information captioned below.
(Loss) income before (benefit) provision for income taxes consisted of the following (in millions):

	Fiscal Years Ended
	March 30, 2024	April 1, 2023	April 2, 2022
United States	$(15)	$85	$247
Non-United States	(268)	563	668
Total (loss) income before (benefit) provision for income taxes	$(283)	$648	$915

The (benefit) provision for income taxes was as follows (in millions):

	Fiscal Years Ended
	March 30, 2024		April 1, 2023		April 2, 2022
Current
United States - Federal	$14		$62		$36
United States - State	5		22		16
Non-United States	114	(1)	46	(3)	98
Total current provision for income taxes	133		130		150
Deferred
United States - Federal	(12)		(40)		24	(4)
United States - State	(5)		(6)		7
Non-United States	(170)	(2)	(55)		(89)	(5)
Total deferred provision for income taxes	(187)		(101)		(58)
Total (benefit) provision for income taxes	$(54)		$29		$92

(1)Primarily relates to the UK tax restructuring activities in Fiscal 2024.
(2)Primarily relates to the impairment of Jimmy Choo and Versace indefinite-lived intangible assets in Fiscal 2024.
(3)Primarily relates to the remeasurement of an Asian income tax reserve.
(4)Relates to the impact of United States tax accounting method change filed during Fiscal 2022 with respect to cost capitalization.
(5)Primarily relates to a valuation allowance reversal in Italy during Fiscal 2022.

The Company’s benefit for income taxes for the year ended March 30, 2024 and provision for income taxes for the years ended April 1, 2023 and April 2, 2022 were different from the amount computed by applying the statutory U.K. income tax rates to the underlying (Loss) income before (benefit) provision for income taxes as a result of the following (amounts in millions):

	Fiscal Years Ended
	March 30, 2024		April 1, 2023		April 2, 2022
	Amount	% (1)	Amount	% (1)	Amount	% (1)
(Benefit) provision for income taxes at the U.K. statutory tax rate (2)	$(71)	25.0%	$123	19.0%	174	19.0%
Effects of global financing arrangements (3)	(28)	9.9%	(78)	(12.1)%	(61)	(6.7)%
Differences in tax effects on foreign income	(25)	8.8%	(1)	(0.2)%	10	1.1%
Liability for uncertain tax positions	(11)	3.9%	(3)	(0.4)%	91	9.9%
Effect of changes in valuation allowances on deferred tax assets	(9)	3.1%	(37)	(5.8)%	(67)	(7.3)%
Non-deductible goodwill impairment (4)	48	(17.0)%	15	2.4%	—	—%
State and local income taxes, net of federal benefit	11	(3.9)%	10	1.5%	12	1.3%
Share based compensation	15	(5.4)%	6	0.9%	3	0.4%
Withholding tax	5	(1.6)%	3	0.5%	5	0.6%
Merger related costs	4	(1.5)%	—	—%	—	—%
Brand tax basis step-up	—	—%	—	—%	(46)	(5.0)%
CARES Act tax loss carryback	—	—%	—	—%	(43)	(4.6)%
Tax rate change impact on deferred items	—	—%	—	—%	21	2.1%
Other	7	(2.3)%	(9)	(1.3)%	(7)	(0.7)%
Effective tax rate	$(54)	19.0%	$29	4.5%	$92	10.1%

(1)Tax rates are calculated using unrounded numbers.
(2)The UK statutory tax rate increased from 19% to 25% on April 1, 2023.
(3)Includes the tax related impacts of hedge terminations in conjunction with global financing arrangements.
(4)Attributable to goodwill impairment charges related to Jimmy Choo reporting units in Fiscal 2024.

Significant components of the Company’s deferred tax assets (liabilities) consist of the following (in millions):

	Fiscal Years Ended
	March 30, 2024		April 1, 2023
Deferred tax assets
Operating lease liabilities	$458		$442
Net operating loss carryforwards	334		115
Accrued interest	108		70
Depreciation	47		61
Sales allowances	29		38
Inventories	23		21
Capitalized research and development	18		—
Stock compensation	4		6
Payroll related accruals	2		3
Other	18		29
Total deferred tax assets	1,041		785
Valuation allowance	(176)	(1)	(52)	(3)
Net deferred tax assets	865		733

Deferred tax liabilities
Goodwill and intangibles	(333)	(2)	(420)
Operating lease right-of-use-assets	(359)		(339)
Derivative financial instruments	(183)		(186)
Total deferred tax liabilities	(875)		(945)
Net deferred tax liabilities	$(10)		$(212)

(1)Includes an incremental Swiss valuation allowance recorded during Fiscal 2024.
(2)Includes the impact of the Jimmy Choo and Versace indefinite-lived intangible asset impairment recorded during Fiscal 2024.
(3)Includes a U.K. valuation allowance reversal during Fiscal 2023.
The Company maintains valuation allowances on deferred tax assets applicable to subsidiaries in jurisdictions for which separate income tax returns are filed and where realization of the related deferred tax assets from future profitable operations is not reasonably assured. The valuation allowance increased $124 million in Fiscal 2024 and decreased $40 million and $67 million in Fiscal 2023 and Fiscal 2022, respectively. In certain jurisdictions, the Company increased the valuation allowance by $135 million, $6 million and $34 million and released valuation allowances of $11 million, $14 million and $13 million in Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively.
As of March 30, 2024, the Company had non-United States and United States net operating loss carryforwards of $1.797 billion, a portion of which will begin to expire in Fiscal 2025.
As of March 30, 2024 and April 1, 2023, the Company had liabilities related to its uncertain tax positions, including accrued interest, of $188 million and $236 million, respectively, which are included in other long-term liabilities in the Company’s consolidated balance sheets.

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate, was $173 million, $221 million and $234 million as of March 30, 2024, April 1, 2023 and April 2, 2022, respectively. A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding accrued interest, for Fiscal 2024, Fiscal 2023 and Fiscal 2022, are presented below (in millions):

	Fiscal Years Ended
	March 30, 2024		April 1, 2023	April 2, 2022
Unrecognized tax benefits beginning balance	$200		$221	$107
Additions related to prior period tax positions	16		12	105
Additions related to current period tax positions	6		14	29
Decreases related to audit settlements	(46)	(1)	(2)	(13)
Decreases related to prior period tax positions	(16)		(42)	(4)
Decreases in prior period positions due to lapses in statute of limitations	(3)		(3)	(3)
Unrecognized tax benefits ending balance	$157		$200	$221

(1)This amount is primarily related to settlements of Italian transfer pricing and Hong Kong corporate income tax audits during Fiscal 2024.
The Company classifies interest and penalties related to unrecognized tax benefits as components of the provision for income taxes. The Company recognized a reduction of $11 million interest and penalties in the consolidated statements of operations and comprehensive (loss) income for Fiscal 2024. The interest and penalties recognized in the consolidated statements of operations and comprehensive (loss) income for Fiscal 2023 and Fiscal 2022 was $14 million and $13 million, respectively.
The total amount of unrecognized tax benefits relating to the Company’s tax positions is subject to change based on future events including, but not limited to, the settlement of ongoing tax audits and assessments and the expiration of applicable statutes of limitations. The Company anticipates that the balance of gross unrecognized tax benefits, excluding interest and penalties, will be reduced by $36 million during the next 12 months, primarily due to the anticipated settlement of tax examinations as well as statute of limitation expirations. However, the outcomes and timing of such events are highly uncertain and changes in the occurrence, expected outcomes and timing of such events could cause the Company’s current estimate to change materially in the future.
The Company files income tax returns in the United States and in various foreign, state and local jurisdictions. Most examinations have been completed by tax authorities or the statute of limitations has expired for United States federal, foreign, state and local income tax returns filed by the Company for years through Fiscal 2018.
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

19. Retirement Plans
The Company maintains defined contribution retirement plans for its employees, who generally become eligible to participate after three months of service. Features of these plans allow participants to contribute a percentage of their compensation, up to statutory limits depending upon the country in which the employee resides, and provide for mandatory and/or discretionary matching contributions by the Company, which vary by country. During Fiscal 2024, Fiscal 2023, and Fiscal 2022, the Company recognized expenses of approximately $18 million, $17 million and $16 million, respectively, related to these retirement plans.

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
In addition to these reportable segments, the Company has certain corporate costs that are not directly attributable to its brands and, therefore, are not allocated to its segments. Such costs primarily include certain administrative, corporate occupancy, shared service and information systems expenses, including enterprise resource planning system implementation costs and Capri transformation program costs. In addition, certain other costs are not allocated to segments, including Merger related costs, impairment charges, the impact of the war in Ukraine, restructuring and other expenses and COVID-19 related expenses. The segment structure is consistent with how the Company’s CODM plans and allocates resources, manages the business and assesses performance. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance.

The following table presents the key performance information of the Company’s reportable segments (in millions):

		Fiscal Years Ended
		March 30, 2024	April 1, 2023	April 2, 2022
Total revenue:
	Versace	$1,030	$1,106	$1,088
	Jimmy Choo	618	633	613
	Michael Kors	3,522	3,880	3,953
Total revenue		$5,170	$5,619	$5,654

Income from operations:
	Versace	$25	$152	$185
	Jimmy Choo	3	38	13
	Michael Kors	634	868	1,005
Total segment income from operations		662	1,058	1,203
Less:	Corporate expenses	(275)	(233)	(190)
	Impairment of assets (1)	(575)	(142)	(73)
	Merger related costs	(20)	—	—
	COVID-19 related charges (2)	—	9	14
	Impact of war in Ukraine (3)	—	3	(9)
	Restructuring and other expense(4)	(33)	(16)	(42)
Total (loss) income from operations		$(241)	$679	$903

(1)Impairment of assets during Fiscal 2024 includes $283 million, $267 million and $25 million of impairment charges related to the Versace, Jimmy Choo and Michael Kors reportable segments, respectively. Impairment of assets during Fiscal 2023 includes $110 million, $30 million and $2 million of impairment charges related to the Jimmy Choo, Michael Kors and Versace reportable segments, respectively. Impairment of assets during Fiscal 2022 includes $50 million, $19 million and $4 million of impairment charges related to the Michael Kors, Versace and Jimmy Choo reportable segments, respectively.
(2)COVID-19 related charges during Fiscal 2023 primarily include net inventory credits of $9 million. COVID-19 related charges during Fiscal 2022 primarily include net inventory credits and severance expense of $16 million and $2 million, respectively. Inventory related costs are recorded within costs of goods sold and severance expense and credit losses are recorded within selling, general and administrative expenses in the consolidated statements of operations and comprehensive (loss) income.
(3)These charges primarily relate to incremental credit losses and inventory reserves which are a direct impact of the war in Ukraine. Credit losses are recorded within selling, general and administrative expenses and inventory related costs are recorded within costs of goods sold in the consolidated statements of operations and comprehensive (loss) income.
(4)See Note 11 for details on the Company's restructuring program.

Depreciation and amortization expense for each segment are as follows (in millions):

	Fiscal Years Ended
	March 30, 2024	April 1, 2023	April 2, 2022
Depreciation and amortization:
Versace	$55	$51	$52
Jimmy Choo	29	29	31
Michael Kors	82	95	110
Corporate	22	4	—
Total depreciation and amortization	$188	$179	$193
Total revenue (based on country of origin) and long-lived assets by geographic location are as follows (in millions):

	Fiscal Years Ended
	March 30, 2024	April 1, 2023	April 2, 2022
Revenue:
The Americas (1)	$2,812	$3,220	$3,210
EMEA	1,501	1,542	1,489
Asia	857	857	955
Total revenue	$5,170	$5,619	$5,654

	As of
	March 30, 2024	April 1, 2023	April 2, 2022
Long-lived assets:
The Americas (1)	$1,031	$882	$908
EMEA	1,818	2,129	2,156
Asia	562	599	617
Total long-lived assets	$3,411	$3,610	$3,681

(1)Net revenues earned in the United States during Fiscal 2024, Fiscal 2023 and Fiscal 2022 were $2.546 billion, $2.951 billion and $2.989 billion, respectively. Long-lived assets located in the United States as of March 30, 2024, April 1, 2023 and April 2, 2022 were $993 million, $826 million and $858 million, respectively.

As of March 30, 2024, the Company’s total long-lived assets on its consolidated balance sheet were $3.411 billion, of which, $1.650 billion related to Michael Kors, $1.220 billion related to Versace and $541 million related to Jimmy Choo.
See Note 9 for the Company’s goodwill by reportable segment.

Total revenue by major product category are as follows (in millions):

	Fiscal Years Ended
	March 30, 2024	% of Total	April 1, 2023	% of Total	April 2, 2022	% of Total
Accessories	$2,570	49.7%	$2,826	50.3%	$2,901	51.3%
Footwear	1,151	22.3%	1,217	21.7%	1,208	21.4%
Apparel	965	18.7%	1,107	19.7%	1,027	18.2%
Licensed product	230	4.4%	222	4.0%	241	4.3%
Licensing revenue	219	4.2%	211	3.8%	212	3.7%
Other	35	0.7%	36	0.5%	65	1.1%
Total revenue	$5,170		$5,619		$5,654

21. Subsequent Events

On April 22, 2024, the U.S. FTC filed a lawsuit in the United States District Court for the Southern District of New York against Tapestry and Capri seeking to block the Merger, claiming that the Merger would violate Section 7 of the Clayton Act and that the Merger Agreement and the Merger constitute unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and should be enjoined. The Company believes the FTC’s claims are without merit, and the Company, together with Tapestry, intend to vigorously defend the lawsuit.