Form 10-Q
period 2024-06-29
Capri Holdings Ltd
filed 2024-08-08
CIK 1530721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024
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
As of July 31, 2024, Capri Holdings Limited had 117,789,174 ordinary shares outstanding.

Special Note on Forward-Looking Statements
This report contains statements which are, or may be deemed to be, “forward-looking statements.” Forward-looking statements are prospective in nature and are not based on historical facts, but rather on current expectations and projections of management of Capri Holdings Limited (“Capri” or the “Company”) about future events and are therefore subject to risks and uncertainties which could cause actual results to differ materially from the future results expressed or implied by the forward-looking statements. All statements other than statements of historical facts included herein, may be forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “plans”, “believes”, “expects”, “intends”, “will”, “should”, “could”, “would”, “may”, “anticipates”, “might” or similar words or phrases, are forward-looking statements. These forward-looking statements are not guarantees of future financial performance. Such forward-looking statements involve known and unknown risks and uncertainties that could significantly affect expected results and are based on certain key assumptions, which could cause actual results to differ materially from those projected or implied in any forward-looking statements, including regarding the pending merger with Tapestry, Inc. (the “Merger”). These risks, uncertainties and other factors include, but are not limited to, our ability to respond to changing fashion, consumer traffic and retail trends; fluctuations in demand for our products; high consumer debt levels, recession and inflationary pressures; loss of market share and increased competition; reductions in our wholesale channel; the impact of the COVID-19 pandemic, or other unforeseen epidemics, pandemics, disasters or catastrophes; levels of cash flow and future availability of credit, Capri's ability to successfully execute its growth strategies; departure of key employees or failure to attract and retain highly qualified personnel; risks associated with operating in international markets and global sourcing activities, including disruptions or delays in manufacturing or shipments; the risk of cybersecurity threats and privacy or data security breaches; extreme weather conditions and natural disasters; general economic, political, business or market conditions; acts of war and other geopolitical conflicts; the outcome of the U.S. Federal Trade Commission's ("FTC") lawsuit attempting to block the pending Merger; the occurrence of any other event, change or other circumstances that could give rise to the termination of the merger agreement entered into in connection with the pending Merger; the risk that the parties to the merger agreement may not be able to satisfy the conditions to the pending Merger in a timely manner or at all; risks related to disruption of management time from ongoing business operations due to the pending Merger; the risk that any announcements relating to the pending Merger could have adverse effects on the market price of Capri's ordinary shares; the risk of any unexpected costs or expenses resulting from the pending Merger; the risk of any litigation relating to the pending Merger; the risk that the pending Merger could have an adverse effect on the ability of Capri to retain and maintain relationships with customers, suppliers and other business partners and retain and hire key personnel and on its operating results and business generally, as well as those risks that are outlined in Capri’s disclosure filings and materials, which you can find on http://www.capriholdings.com, such as its Form 10-K, Form 10-Q and Form 8-K reports that have been filed with the SEC. Please consult these documents for a more complete understanding of these risks and uncertainties. Any forward-looking statement in this report speaks only as of the date made and Capri disclaims any obligation to update or revise any forward-looking or other statements contained herein other than in accordance with legal and regulatory obligations.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 29, 2024	March 30, 2024
Assets
Current assets
Cash and cash equivalents	$213	$199
Receivables, net	292	332
Inventories, net	902	862
Prepaid expenses and other current assets	197	215
Total current assets	1,604	1,608
Property and equipment, net	573	579
Operating lease right-of-use assets	1,385	1,438
Intangible assets, net	1,378	1,394
Goodwill	1,108	1,106
Deferred tax assets	351	352
Other assets	218	212
Total assets	$6,617	$6,689
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$416	$352
Accrued payroll and payroll related expenses	105	107
Accrued income taxes	45	64
Short-term operating lease liabilities	374	400
Short-term debt	461	462
Accrued expenses and other current liabilities	296	310
Total current liabilities	1,697	1,695
Long-term operating lease liabilities	1,391	1,452
Deferred tax liabilities	361	362
Long-term debt	1,252	1,261
Other long-term liabilities	334	319
Total liabilities	5,035	5,089
Commitments and contingencies
Shareholders’ equity
Ordinary shares, no par value; 650,000,000 shares authorized; 227,517,072 shares issued and 117,781,894 outstanding at June 29, 2024; 226,271,074 shares issued and 116,629,634 outstanding at March 30, 2024	—	—
Treasury shares, at cost (109,735,178 shares at June 29, 2024 and 109,641,440 shares at March 30, 2024)	(5,461)	(5,458)
Additional paid-in capital	1,443	1,417
Accumulated other comprehensive income	132	161
Retained earnings	5,465	5,479
Total shareholders’ equity of Capri	1,579	1,599
Noncontrolling interest	3	1
Total shareholders’ equity	1,582	1,600
Total liabilities and shareholders’ equity	$6,617	$6,689

See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended
	June 29, 2024	July 1, 2023
Total revenue	$1,067	$1,229
Cost of goods sold	378	417
Gross profit	689	812
Selling, general and administrative expenses	649	689
Depreciation and amortization	47	45
Restructuring and other expense (income)	1	(2)
Total operating expenses	697	732
(Loss) income from operations	(8)	80
Other expense, net	—	1
Interest (income) expense, net	(4)	8
Foreign currency loss	5	21
(Loss) income before provision for income taxes	(9)	50
Provision for income taxes	3	2
Net (loss) income	(12)	48
Less: Net income attributable to noncontrolling interest	2	—
Net (loss) income attributable to Capri	$(14)	$48

Weighted average ordinary shares outstanding:
Basic	117,440,282	117,431,941
Diluted	117,440,282	118,282,633
Net (loss) income per ordinary share attributable to Capri:
Basic	$(0.11)	$0.41
Diluted	$(0.11)	$0.41

Statements of Comprehensive (Loss) Income:
Net (loss) income	$(12)	$48
Foreign currency translation adjustments	(29)	(7)
Net (loss) on derivatives	—	(3)
Comprehensive (loss) income	(41)	38
Less: Net income attributable to noncontrolling interest	2	—
Comprehensive (loss) income attributable to Capri	$(43)	$38

See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except share data which is in thousands)
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Income	Retained Earnings	Total Equity of Capri	Non-controlling Interest	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at March 30, 2024	226,271	$—	$1,417	(109,641)	$(5,458)	$161	$5,479	$1,599	$1	$1,600
Net (loss) income	—	—	—	—	—	—	(14)	(14)	2	(12)
Other comprehensive loss	—	—	—	—	—	(29)	—	(29)	—	(29)
Total comprehensive (loss) income	—	—	—	—	—	—	—	(43)	2	(41)
Vesting of restricted awards, net of forfeitures	1,246	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	26	—	—	—	—	26	—	26
Repurchase of ordinary shares	—	—	—	(94)	(3)	—	—	(3)	—	(3)
Balance at June 29, 2024	227,517	$—	$1,443	(109,735)	$(5,461)	$132	$5,465	$1,579	$3	$1,582

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Income	Retained Earnings	Total Equity of Capri	Non-controlling Interest	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at April 1, 2023	224,166	—	1,344	(106,819)	(5,351)	147	5,708	1,848	1	1,849
Net income	—	—	—	—	—	—	48	48	—	48
Other comprehensive loss	—	—	—	—	—	(10)	—	(10)	—	(10)
Total comprehensive income	—	—	—	—	—	—	—	38	—	38
Vesting of restricted awards, net of forfeitures	1,504	—	—	—	—	—	—	—	—	—
Exercise of employee share options	14	—	1	—	—	—	—	1	—	1
Share-based compensation expense	—	—	30	—	—	—	—	30	—	30
Repurchase of ordinary shares	—	—	—	(2,801)	(106)	—	—	(106)	—	(106)
Balance at July 1, 2023	225,684	$—	$1,375	(109,620)	$(5,457)	$137	$5,756	$1,811	$1	$1,812

See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	June 29, 2024	July 1, 2023
Cash flows from operating activities
Net (loss) income	$(12)	$48
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	47	45
Share-based compensation expense	26	30
Deferred income taxes	5	(2)
Changes to lease related balances, net	(31)	(29)
Foreign currency loss	1	20
Other non-cash adjustments	3	2
Change in assets and liabilities:
Receivables, net	40	68
Inventories, net	(41)	(122)
Prepaid expenses and other current assets	19	(26)
Accounts payable	59	1
Accrued expenses and other current liabilities	(24)	10
Other long-term assets and liabilities	(9)	(5)
Net cash provided by operating activities	83	40
Cash flows from investing activities
Capital expenditures	(43)	(50)
Cash paid for business acquisitions, net of cash acquired	(9)	—
Net cash used in investing activities	(52)	(50)
Cash flows from financing activities
Debt borrowings	358	593
Debt repayments	(364)	(491)
Repurchase of ordinary shares	(3)	(106)
Exercise of employee share options	—	1
Net cash used in financing activities	(9)	(3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	(3)
Net increase (decrease) in cash, cash equivalents and restricted cash	17	(16)
Beginning of period	205	256
End of period	$222	$240
Supplemental disclosures of cash flow information
Cash paid for interest	$18	$22
Net cash paid for income taxes	$43	$15
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$20	$27
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
The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned or controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The interim consolidated financial statements as of June 29, 2024 and for the three months ended June 29, 2024 and July 1, 2023 are unaudited. The Company consolidates the results of its Versace business on a one-month lag, as consistent with prior periods. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with U.S. GAAP. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended March 30, 2024, as filed with the Securities and Exchange Commission on May 29, 2024, in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full fiscal year.
The Company utilizes a 52- to 53-week fiscal year and the term “Fiscal Year” or “Fiscal” refers to that 52-week or 53-week period. The results for the three months ended June 29, 2024 and July 1, 2023 are based on 13-week periods. The Company’s Fiscal Year 2025 is a 52-week period ending March 29, 2025.
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
The Merger has been approved by the boards of directors of Capri and Tapestry and by the shareholders of Capri. Completion of the Merger is subject to, among other customary conditions, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Company has received regulatory approval from all countries except for the United States. In connection with the Merger, on April 22, 2024, the U.S. Federal Trade Commission (“FTC”) filed a lawsuit in the United States District Court for the Southern District of New York against Tapestry and the Company seeking to block the Merger, claiming that the Merger would violate Section 7 of the Clayton Act and that the Merger Agreement and the Merger constitute unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and should be enjoined. The Company strongly disagrees with the FTC’s decision to file suit, and the Company, together with Tapestry, are vigorously defending the lawsuit. There can be no assurance as to the outcome of litigation with the FTC or that this condition to the completion of the Merger will be satisfied on a timely basis or at all. If the Merger is blocked, there can be no assurance that any other transaction acceptable to us will be offered and our business, prospects and/or results of operations may be adversely affected.

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
Cash, Cash Equivalents and Restricted Cash
All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Included in the Company’s cash and cash equivalents as of June 29, 2024 and March 30, 2024 are credit card receivables of $29 million and $28 million, respectively, which generally settle within two to three business days.
A reconciliation of cash, cash equivalents and restricted cash as of June 29, 2024 and March 30, 2024 from the consolidated balance sheets to the consolidated statements of cash flows is as follows (in millions):

	June 29, 2024	March 30, 2024
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$213	$199
Restricted cash included within prepaid expenses and other current assets	9	6
Total cash, cash equivalents and restricted cash shown on the consolidated statements of cash flows	$222	$205
Inventories
Inventories primarily consist of finished goods with the exception of raw materials and work in process. The combined total of raw materials and work in process recorded on the Company’s consolidated balance sheets was $45 million as of both June 29, 2024 and March 30, 2024.
Derivative Financial Instruments
Forward Foreign Currency Exchange Contracts
The Company uses forward foreign currency exchange contracts to manage its exposure to fluctuations in foreign currencies for certain transactions. The Company, in its normal course of business, enters into transactions with foreign suppliers and seeks to minimize risks related to these transactions. The Company employs these forward contracts to hedge the Company’s cash flows, as they relate to transactions denominated in foreign currencies. Certain of these contracts are designated as hedges for accounting purposes, while others remain undesignated. All of the Company’s derivative instruments are recorded on the Company’s consolidated balance sheets at fair value on a gross basis, regardless of their hedge designation.
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
Leases

The Company leases retail stores, office space and warehouse space under operating lease agreements that expire at various dates through September 2043. The Company’s leases generally have terms of up to ten years, generally require fixed rent payments and may require the payment of additional rent if store sales exceed a negotiated amount. Although most of the Company’s equipment is owned, the Company has limited equipment leases that expire on various dates through December 2028. The Company acts as sublessor in certain leasing arrangements, primarily related to closed stores under its restructuring initiatives, as defined in Note 9. The Company recognizes sublease income on a straight-line basis over the sublease term. The Company determines the sublease term based on the date it provides possession to the subtenant through the expiration date of the sublease.

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
The following table presents the Company’s supplemental cash flow information related to leases (in millions):

	Three Months Ended
	June 29, 2024	July 1, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$123	$131
The Company recorded sublease income of $2 million within selling, general and administrative expenses for the three months ended June 29, 2024 and July 1, 2023.
Net (Loss) Income per Share
The Company’s basic net (loss) income per ordinary share is calculated by dividing net (loss) income by the weighted average number of ordinary shares outstanding during the period. Diluted net (loss) income per ordinary share reflects the potential dilution that would occur if restricted share units (“RSUs”) or any other potentially dilutive instruments, including share option grants, were converted or exercised into ordinary shares. These potentially dilutive securities are included in diluted shares to the extent they are dilutive under the treasury stock method for the applicable periods. Performance-based RSUs are included in diluted shares if the related performance conditions are considered satisfied as of the end of the reporting period and to the extent they are dilutive under the treasury stock method.
The components of the calculation of basic net (loss) income per ordinary share and diluted net (loss) income per ordinary share are as follows (in millions, except share and per share data):

	Three Months Ended
	June 29, 2024	July 1, 2023
Numerator:
Net (loss) income attributable to Capri	$(14)	$48
Denominator:
Basic weighted average shares	117,440,282	117,431,941
Weighted average dilutive share equivalents:
Share options, restricted stock units, and performance restricted stock units	—	850,692
Diluted weighted average shares	117,440,282	118,282,633

Basic net (loss) income per share (1)	$(0.11)	$0.41
Diluted net (loss) income per share (1)	$(0.11)	$0.41

(1)Basic and diluted net (loss) income per share are calculated using unrounded numbers.

Diluted net loss per share attributable to Capri for the three months ended June 29, 2024 excluded all potentially dilutive securities because there was a net loss attributable to Capri for the period and, as such, the inclusion of these securities would have been anti-dilutive.
Share equivalents of 287,571 shares have been excluded from the above calculations for the three months ended July 1, 2023 due to their anti-dilutive effect.
See Note 3 in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2024 for a complete disclosure of the Company’s significant accounting policies.
Recently Adopted Accounting Pronouncements
Supplier Finance Programs
In September 2022, the FASB issued ASU 2022-04, “Disclosure of Supplier Finance Program Obligations” which makes a number of changes. The amendments require a buyer in a supplier finance program to disclose sufficient information about the program to allow users of the financial statements to understand the program’s nature, activity during the period, changes from period to period and potential magnitude. The amendments in this update do not affect the recognition, measurement or financial statement presentation of obligations covered by supplier finance programs. The Company adopted the update in the first quarter of Fiscal 2024 on a retrospective basis, except for the requirement to disclose rollforward information, which will be effective for the Company in Fiscal 2025 for annual disclosure on a prospective basis. See Note 10 for the Company’s disclosures relating to this update.
Recently Issued Accounting Pronouncements
The Company has considered all new accounting pronouncements and, other than the recent pronouncements discussed below, has concluded that there are no new pronouncements that may have a material impact on the Company’s results of operations, financial condition or cash flows based on current information.
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The ASU is effective for the Company in Fiscal 2025 for annual disclosure, and subsequent interim periods, with early adoption permitted. The Company is evaluating the impact of adopting this ASU on the consolidated financial statements and related disclosures.
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
Gift Cards. The Company sells gift cards that can be redeemed for merchandise, resulting in a contract liability upon issuance. Revenue is recognized when a gift card is redeemed or upon “breakage” for the estimated portion of gift cards that are not expected to be redeemed. “Breakage” revenue is calculated under the proportional redemption methodology, which considers the historical patterns of redemption in jurisdictions where the Company is not required to remit the value of the unredeemed gift cards as unclaimed property. The Company anticipates that substantially all of its outstanding gift cards will be redeemed within the next 12 months. The contract liability related to gift cards, net of estimated “breakage”, was $14 million and $15 million as of June 29, 2024 and March 30, 2024, respectively, is included in accrued expenses and other current liabilities on the Company’s consolidated balance sheets.
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
As of June 29, 2024, contractually guaranteed minimum fees from the Company’s license agreements expected to be recognized as revenue during future periods were as follows (in millions):

Contractually Guaranteed Minimum Fees
Remainder of Fiscal 2025	$26
Fiscal 2026	32
Fiscal 2027	28
Fiscal 2028	20
Fiscal 2029	17
Fiscal 2030 and thereafter	12
Total	$135
Sales Returns
The refund liability recorded as of June 29, 2024 was $46 million, and the related asset for the right to recover returned product as of June 29, 2024 was $13 million. The refund liability recorded as of March 30, 2024 was $48 million, and the related asset for the right to recover returned product as of March 30, 2024 was $14 million.
Contract Balances
Total contract liabilities were $26 million and $23 million as of June 29, 2024 and March 30, 2024, respectively. For the three months ended June 29, 2024, the Company recognized $12 million in revenue which related to contract liabilities that existed at March 30, 2024. For the three months ended July 1, 2023, the Company recognized $5 million in revenue which related to contract liabilities that existed at April 1, 2023. There were no material contract assets recorded as of June 29, 2024 and March 30, 2024.
There were no changes in historical variable consideration estimates that were materially different from actual results.

Disaggregation of Revenue
The following table presents the Company’s segment revenue disaggregated by geographic location (in millions):

	Three Months Ended
	June 29, 2024	July 1, 2023
Versace - the Americas	$70	$82
Versace - EMEA	90	116
Versace - Asia	59	61
Total Versace	219	259

Jimmy Choo - the Americas	52	49
Jimmy Choo - EMEA	77	81
Jimmy Choo - Asia	44	53
Total Jimmy Choo	173	183

Michael Kors - the Americas	451	501
Michael Kors - EMEA	138	175
Michael Kors - Asia	86	111
Total Michael Kors	675	787

Total - the Americas	573	632
Total - EMEA	305	372
Total - Asia	189	225
Total revenue	$1,067	$1,229
See Note 4 in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2024 for a complete disclosure of the Company’s revenue recognition policy.
5. Receivables, net
Receivables, net, consist of (in millions):

	June 29, 2024	March 30, 2024
Trade receivables (1)	$326	$360
Receivables due from licensees	17	19
	343	379
Less: allowances	(51)	(47)
Total receivables, net	$292	$332

(1)As of June 29, 2024 and March 30, 2024, $97 million and $102 million, respectively, of trade receivables were insured.
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
The Company’s allowance for credit losses is determined through analysis of periodic aging of receivables and assessments of collectibility based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers and the impact of general economic conditions. The past due status of a receivable is based on its contractual terms. Amounts deemed uncollectible are written off against the allowance when it is probable the amounts will not be recovered. Allowance for credit losses was $15 million and $13 million as of June 29, 2024 and March 30, 2024, respectively. The Company had credit losses of $1 million for the three months ended June 29, 2024 and July 1, 2023.

6. Property and Equipment, net
Property and equipment, net, consists of (in millions):

	June 29, 2024	March 30, 2024
Leasehold improvements	$537	$535
Computer equipment and software	298	279
Furniture and fixtures	193	187
Equipment	115	112
Building	52	49
In-store shops	44	43
Land	18	18
Total property and equipment, gross	1,257	1,223
Less: accumulated depreciation and amortization	(746)	(726)
Subtotal	511	497
Construction-in-progress	62	82
Total property and equipment, net	$573	$579
Depreciation and amortization of property and equipment for the three months ended June 29, 2024 was $36 million. Depreciation and amortization of property and equipment for the three months ended July 1, 2023 was $34 million. The Company did not record any property and equipment impairment charges for the three months ended June 29, 2024 and July 1, 2023.
7. Intangible Assets and Goodwill

The following table details the carrying values of the Company’s intangible assets and goodwill (in millions):

	June 29, 2024	March 30, 2024
Definite-lived intangible assets:
Reacquired rights	$400	$400
Trademarks	23	23
Customer relationships	400	401
Gross definite-lived intangible assets	823	824
Less: accumulated amortization	(324)	(314)
Net definite-lived intangible assets	499	510

Indefinite-lived intangible assets:
Jimmy Choo brand (1)	215	215
Versace brand (2)	664	669
Net indefinite-lived intangible assets	879	884

Total intangible assets, excluding goodwill	$1,378	$1,394

Goodwill (3)	$1,108	$1,106

(1)Includes accumulated impairment of $343 million as of June 29, 2024 and March 30, 2024.
(2)Includes accumulated impairment of $227 million as of June 29, 2024 and March 30, 2024. The change in the carrying value since March 30, 2024 reflects the impact of foreign currency translation.
(3)Includes accumulated impairment of $539 million related to the Jimmy Choo reporting units as of June 29, 2024 and March 30, 2024. The change in the carrying value since March 30, 2024 reflects the impact of the Sicla Acquisition, as well as the impact of foreign currency translation.

On May 2, 2024, the Company completed the acquisition of Calzaturificio Sicla S.r.l. (“Sicla Acquisition”), an Italian shoe manufacturer, for cash consideration of $9 million, net of cash acquired. The acquired identifiable assets and liabilities net to a nominal amount, with $9 million recognized in goodwill allocated to the Jimmy Choo reportable segment.
Amortization expense for the Company’s definite-lived intangible assets was $11 million for the three months ended June 29, 2024 and July 1, 2023.
8. Current Assets and Current Liabilities
Prepaid expenses and other current assets consist of the following (in millions):

	June 29, 2024	March 30, 2024
Prepaid taxes	$98	$88
Prepaid contracts	18	21
Interest receivable related to hedges	17	42
Other accounts receivables	8	8
Other	56	56
Total prepaid expenses and other current assets	$197	$215

Accrued expenses and other current liabilities consist of the following (in millions):

	June 29, 2024	March 30, 2024
Return liabilities	$46	$48
Other taxes payable	34	29
Accrued advertising and marketing	26	29
Accrued capital expenditures	20	35
Accrued E-commerce	20	12
Professional services	19	18
Accrued interest	18	17
Accrued rent (1)	16	17
Gift cards and retail store credits	14	15
Accrued purchases and samples	13	16
Restructuring liability	9	22
Advance royalties	8	4
Accrued litigation	3	4
Other	50	44
Total accrued expenses and other current liabilities	$296	$310

(1)The accrued rent balance relates to variable lease payments.
9. Restructuring and Other Expense
Restructuring Charges - Global Optimization Plan
As previously announced during the fourth quarter of Fiscal 2024, the Board of Directors of the Company approved a Global Optimization Plan in order to streamline the Company’s operating model, maximize efficiency and support long-term profitable growth.
During the three months ended June 29, 2024, the Company closed 11 of its retail stores which have been incorporated into the Global Optimization Plan. Net restructuring expenses recorded in connection with the Global Optimization Plan during the three months ended June 29, 2024 was $1 million, primarily related to lease termination and store closure costs. The below table presents a roll forward of the Company’s restructuring liability related to its Global Optimization Plan (in millions):

	Severance and benefit costs	Lease-related and other costs		Total
Balance at March 30, 2024	$21	$1		$22
Additions charged to expense	—	(1)	(1)	(1)
Payments	(12)	—		(12)
Balance at June 29, 2024	$9	$—		$9

(1)Excludes $2 million of lease termination and store closure costs related to operating lease right-of-use assets recorded within restructuring and other expense (income) on the consolidated statement of operations and comprehensive (loss) income for the three months ended June 29, 2024.
Other Restructuring Costs
During the three months ended July 1, 2023, the Company recorded other income of $2 million primarily related to a $10 million gain on the sale of a long-lived corporate asset partially offset by expenses related to equity awards associated with the acquisition of Versace and severance expenses incurred during the first quarter.
10. Debt Obligations
The following table presents the Company’s debt obligations (in millions):

	June 29, 2024	March 30, 2024
Revolving Credit Facilities	$754	$764
Versace Term Loan	482	486
Senior Notes due 2024 (1)	450	450
Other	28	24
Total debt	1,714	1,724
Less: Unamortized debt issuance costs	1	1
Total carrying value of debt	1,713	1,723
Less: Short-term debt (1)	461	462
Total long-term debt	$1,252	$1,261

(1)As of June 29, 2024, the Senior Notes, due in November 2024, are recorded within short-term debt on the Company’s consolidated balance sheets.
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
The 2022 Credit Facility provides for a $1.5 billion revolving credit facility (the “2022 Revolving Credit Facility”), which may be denominated in U.S. dollars and other currencies, including Euros, Pounds Sterling, Japanese Yen and Swiss Francs. The 2022 Revolving Credit Facility also includes sub-facilities for the issuance of letters of credit of up to $125 million and swing line loans at the Administrative Agent’s discretion of up to $100 million. The Company has the ability to expand its borrowing availability under the 2022 Credit Facility in the form of increased revolving commitments or one or more tranches of term loans by up to an additional $500 million, subject to the agreement of the participating lenders and certain other customary conditions. See Note 11 to the Company’s Fiscal 2024 Annual Report on Form 10-K for information regarding the Company’s interest rates associated with borrowings under the 2022 Credit Facility.

The 2022 Credit Facility provides for an annual administration fee and a commitment fee equal to 7.5 basis points to 17.5 basis points per annum, which was 15.0 basis points as of June 29, 2024. The fees are based on the Company’s public debt ratings and/or net leverage ratio, applied to the average daily unused amount of the 2022 Credit Facility.
Loans under the 2022 Credit Facility may be prepaid and commitments may be terminated or reduced by the borrowers without premium or penalty other than customary “breakage” costs with respect to loans bearing interest based upon Adjusted Term SOFR, the Adjusted EURIBOR Rate and the Adjusted TIBOR Rate.
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
As of June 29, 2024 and March 30, 2024, the Company had $754 million and $764 million of borrowings outstanding under the 2022 Revolving Credit Facility, respectively. In addition, stand-by letters of credit of $2 million were outstanding as of June 29, 2024 and March 30, 2024, respectively. As of June 29, 2024 and March 30, 2024, the amount available for future borrowings under the 2022 Revolving Credit Facility was $744 million and $734 million, respectively. The Company had $4 million and $5 million of deferred financing fees related to Revolving Credit Facilities for June 29, 2024 and March 30, 2024, respectively, and are recorded within other assets on the Company’s consolidated balance sheets.
As of June 29, 2024, and the date these financial statements were issued, the Company was in compliance with all covenants related to the 2022 Credit Facility.
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
As of June 29, 2024 and March 30, 2024, the carrying value of the Versace Term Loan was $481 million and $485 million, respectively, net of $1 million of deferred financing fees, which were recorded within long-term debt on the Company’s consolidated balance sheets.
As of June 29, 2024, and the date these financial statements were issued, the Company was in compliance with all covenants related to the Versace Term Loan.
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
As of June 29, 2024, the Senior Notes bear interest at a rate of 4.250% per year, subject to adjustments from time to time if either Moody’s or S&P (or a substitute rating agency therefore) downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the Senior Notes. Interest on the Senior Notes is payable semi-annually on May 1 and November 1 of each year, beginning on May 1, 2018.
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
As of both June 29, 2024 and March 30, 2024, the carrying value of the Senior Notes was $450 million, which is recorded within short-term debt on the Company’s consolidated balance sheets.
Versace Facilities
During Fiscal 2022, the Company's subsidiary, GIVI Holding S.r.l, entered into an agreement with Banco BPM Banking Group (“the Bank”) to sell certain tax receivables to the Bank in exchange for cash. The arrangement was determined to be a financing arrangement because the de-recognition criteria for the receivables was not met at the time of the cash receipt from the Bank. As of June 29, 2024 and March 30, 2024, the outstanding balance was $11 million, with $1 million and $10 million recorded within short-term debt and long-term debt, respectively, on the Company’s consolidated balance sheets.
Supplier Financing Program
The Company offers a supplier financing program which enables the Company’s inventory suppliers, at their sole discretion, to sell their receivables (i.e., the Company’s payment obligations to suppliers) to a financial institution on a non-recourse basis in order to be paid earlier than current payment terms provide. The Company’s obligations, including the amount due and scheduled payment dates, which generally do not exceed 90 days, are not impacted by a suppliers’ decision to participate in this program. The Company does not reimburse suppliers for any costs they incur to participate in the program and their participation is voluntary. The amount outstanding under this program as of June 29, 2024 and March 30, 2024 was $10 million and $11 million, respectively, and is presented as short-term debt on the Company’s consolidated balance sheets.
See Note 12 to the Company’s Fiscal 2024 Annual Report on Form 10-K for additional information regarding the Company’s credit facilities and debt obligations.

11. Commitments and Contingencies
We are involved in various routine legal proceedings incident to the ordinary course of our business. We believe that the outcome of all pending, routine legal proceedings, in the aggregate, will not have a material adverse effect on our business, results of operations and financial condition.
See Item 1 Legal Proceedings to the accompanying Part II Other Information for additional information on Merger-Related Litigation.
Please refer to the Contractual Obligations and Commercial Commitments disclosure within the Liquidity and Capital Resources section of the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2024 for a detailed disclosure of other commitments and contractual obligations as of March 30, 2024.
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

At June 29, 2024 and March 30, 2024, the fair values of the Company’s derivative contracts were determined using broker quotations, which were calculations derived from observable market information: the applicable currency rates at the balance sheet date and those forward rates particular to the contract at inception. The Company makes no adjustments to these broker obtained quotes or prices, but assesses the credit risk of the counterparty and would adjust the provided valuations for counterparty credit risk when appropriate. The fair value of hedges is included in prepaid expenses and other current assets, other assets, accrued expenses and other current liabilities, and in other long-term liabilities on the consolidated balance sheets, depending on whether they represent assets or liabilities of the Company and based on the maturity date of each individual hedge contract to classify as either short-term or long-term assets or liabilities. See Note 13 for further detail.
All contracts are measured and recorded at fair value on a recurring basis and are categorized in Level 2 of the fair value hierarchy, as shown in the following table (in millions):

	Fair value at June 29, 2024 using:			Fair value at March 30, 2024 using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets:
Net investment hedges	$—	$23	$—	$—	$12	$—
Total derivative assets	$—	$23	$—	$—	$12	$—

Derivative liabilities:
Net investment hedges	$—	$125	$—	$—	$88	$—
Total derivative liabilities	$—	$125	$—	$—	$88	$—
The Company’s debt obligations are recorded on its consolidated balance sheets at carrying values, which may differ from the related fair values. The fair value of the Company’s debt is estimated using external pricing data, including any available quoted market prices and based on other debt instruments with similar characteristics. Borrowings under revolving credit facilities, if outstanding, are recorded at carrying value, which approximates fair value due to the frequent nature of such borrowings and repayments. See Note 10 for detailed information related to carrying values of the Company’s outstanding debt. The following table summarizes the carrying values and estimated fair values of the Company’s debt, based on Level 2 measurements (in millions):

	June 29, 2024		March 30, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Revolving Credit Facilities	$754	$754	$764	$764
Versace Term Loan	$481	$483	$485	$487
Senior Notes due 2024	$450	$446	$450	$441

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
The Company recorded no impairment charges during the three months ended June 29, 2024 and July 1, 2023.
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
Changes in the fair value of the Company’s forward foreign currency exchange contracts that are designated as accounting hedges are recorded in equity as a component of accumulated other comprehensive income and are reclassified from accumulated other comprehensive income into earnings when the items underlying the hedged transactions are recognized into earnings, as a component of cost of goods sold within the Company’s consolidated statements of operations and comprehensive (loss) income. As of June 29, 2024, there were no forward foreign currency exchange contracts outstanding.
Net Investment Hedges
As of March 30, 2024, the Company had $2.5 billion of hedges outstanding to hedge its net investment in Swiss Franc (“CHF”) denominated subsidiaries, of which the Company will exchange semi-annual fixed rate payments on United States Dollar notional amounts for fixed rate payments of 0.0% in CHF. During the first quarter of Fiscal 2025, the Company entered into additional fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $450 million, of which the Company will exchange monthly fixed rate payments on United States Dollar notional amounts for fixed rate payments of 0.0% in CHF. As of June 29, 2024, the Company had $2.95 billion of hedges outstanding to hedge its net investment in CHF denominated subsidiaries. These contracts have maturity dates between September 2024 and June 2029 and are designated as net investment hedges.

As of March 30, 2024 and June 29, 2024, the Company had $1 billion of float-to-float cross-currency hedges outstanding to hedge its net investment in Euro denominated subsidiaries. The Company will exchange Euro floating rate payments based on EURIBOR for the United States dollar floating rate amounts based on SOFR CME Term over the life of the agreement. The fixed rate component of semi-annual Euro payments range from 1.149% to 1.215%. These contracts have maturity dates between May 2028 and August 2030 and are designated as net investment hedges.
As of March 30, 2024, the Company had $350 million of fixed-to-fixed cross-currency hedges outstanding related to its net investment in Euro denominated subsidiaries, of which the Company will exchange semi-annual fixed rate payments on United States Dollar notional amounts for fixed rate payments of 0.0% in Euro. During the first quarter of Fiscal 2025, the Company entered into additional fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $534 million, of which the Company will exchange monthly fixed rate payments on United States Dollar notional amounts for fixed rate payments of 0.0% in Euro. As of June 29, 2024, the Company had $884 million of fixed-to-fixed cross-currency hedges outstanding related to its net investment in Euro denominated subsidiaries. These contracts have maturity dates between January 2027 and July 2031 and have been designated as net investment hedges.
When a cross-currency swap is used as a hedging instrument in a net investment hedge assessed under the spot method, the cross-currency basis spread is excluded from the assessment of hedge effectiveness and is recognized as a reduction in interest expense in the Company’s consolidated statements of operations and comprehensive (loss) income. Accordingly, the Company recorded interest income of $24 million and $15 million during the three months ended June 29, 2024 and July 1, 2023, respectively.
The net gain or loss on net investment hedges are reported within CTA as a component of accumulated other comprehensive income on the Company’s consolidated balance sheets. Upon discontinuation of the hedge, such amounts remain in CTA until the related net investment is sold or liquidated.
Fair Value Hedges
The Company is exposed to transaction risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany loans which will impact earnings on a consolidated basis. To manage the foreign currency exchange rate risk related to these balances, the Company had previously entered into cross-currency swap agreements to hedge its exposure in GBP denominated subsidiaries (the “GBP Fair Value Hedge”) on Euro denominated intercompany loans. As of March 30, 2024 and June 29, 2024, there were no GBP Fair Value Hedge outstanding.
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
The following table details the fair value of the Company’s derivative contracts, which are recorded on a gross basis on the consolidated balance sheets as of June 29, 2024 and March 30, 2024 (in millions):

			Fair Value
	Notional Amounts		Assets				Liabilities
	June 29, 2024	March 30, 2024	June 29, 2024		March 30, 2024		June 29, 2024		March 30, 2024
Designated net investment hedges	$4,834	$3,850	$23	(1)	$12	(1)	$125	(2)	$88	(2)

(1)Recorded within other assets on the Company’s consolidated balance sheets.
(2)As of June 29, 2024, the Company recorded $4 million within accrued expenses and current liabilities and $121 million within other long-term liabilities on the Company’s consolidated balance sheets. As of March 30, 2024, the Company recorded $3 million within accrued expenses and current liabilities and $85 million within other long-term liabilities on the Company’s consolidated balance sheets.

The Company records and presents the fair value of all of its derivative assets and liabilities on its consolidated balance sheets on a gross basis, as shown in the above table. However, if the Company were to offset and record the asset and liability balances for its derivative instruments on a net basis in accordance with the terms of its master netting arrangements, which provide for the right to set-off amounts for similar transactions denominated in the same currencies and with the same banks, the resulting impact as of June 29, 2024 and March 30, 2024 would be as follows (in millions):

	Net Investment Hedges
	June 29, 2024	March 30, 2024
Assets subject to master netting arrangements	$23	$12
Liabilities subject to master netting arrangements	$125	$88
Derivative assets, net	$16	$8
Derivative liabilities, net	$118	$84
Currently, the Company’s master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties.
The following table summarizes the pre-tax impact of the losses on the Company’s designated net investment hedges and fair value hedges (in millions):

	Three Months Ended
	June 29, 2024	July 1, 2023
	Pre-Tax Losses Recognized in OCI	Pre-Tax Losses Recognized in OCI
Designated net investment hedges	$(26)	$(54)
Designated fair value hedge	$—	$(25)
The following tables summarize the pre-tax impact of the gains within the consolidated statements of operations and comprehensive (loss) income related to the designated forward foreign currency exchange contracts for the three months ended June 29, 2024 and July 1, 2023 (in millions):

	Three Months Ended
	Pre-Tax Gain Reclassified from Accumulated OCI		Location of Gain Recognized
	June 29, 2024	July 1, 2023
Designated forward foreign currency exchange contracts	$—	$3	Cost of goods sold
See Note 18 for additional information regarding derivative activity subsequent to June 29, 2024.
14. Shareholders’ Equity
Share Repurchase Program
On November 9, 2022, the Company announced its Board of Directors approved a share repurchase program (the “Existing Share Repurchase Plan”) to purchase up to $1.0 billion of its outstanding ordinary shares, providing additional capacity to return cash to shareholders over the longer term. Share repurchases may be made in open market or privately negotiated transactions and/or pursuant to Rule 10b5-1 trading plans, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors; however, pursuant to the terms of the Merger Agreement, and subject to certain limited exceptions, the Company may not repurchase its ordinary shares other than the acceptance of Company ordinary shares as payment of the exercise price of Company options or for withholding taxes with respect of Company equity awards. Accordingly, the Company did not repurchase any of its ordinary shares since entering into the Merger Agreement pursuant to the Existing Share Repurchase Plan, and the Company does not expect to repurchase any of its ordinary shares in connection with the Existing Share Repurchase Plan prior to the Merger or earlier termination of the Merger Agreement.

During the three months ended June 29, 2024, the Company did not purchase any shares, including commissions, through open market transactions under the Existing Share Repurchase Plan. As of June 29, 2024, the remaining availability under the Company’s Existing Share Repurchase Plan was $300 million.
During the three months ended July 1, 2023, the Company purchased 2,636,564 shares for a total cost of approximately $100 million including commissions, through open market transactions under the Existing Share Repurchase Plan.
The Company also has in place a “withhold to cover” repurchase program, which allows the Company to withhold ordinary shares from certain executive officers and directors to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards. During the three month periods ended June 29, 2024 and July 1, 2023, the Company withheld 93,738 shares and 164,377 shares, respectively, with a fair value of $3 million and $6 million, respectively, in satisfaction of minimum tax withholding obligations relating to the vesting of restricted share awards.
Accumulated Other Comprehensive Income
The following table details changes in the components of accumulated other comprehensive income (“AOCI”), net of taxes, for the three months ended June 29, 2024 and July 1, 2023, respectively (in millions):

	Foreign Currency Adjustments (1)	Net Gain on Derivatives (2)	Other Comprehensive Income Attributable to Capri
Balance at March 30, 2024	$161	$—	$161
Other comprehensive loss before reclassifications	(29)	—	(29)
Less: amounts reclassified from AOCI to earnings	—	—	—
Other comprehensive loss, net of tax	(29)	—	(29)
Balance at June 29, 2024	$132	$—	$132

Balance at April 1, 2023	$143	$4	$147
Other comprehensive loss before reclassifications	(7)	—	(7)
Less: amounts reclassified from AOCI to earnings	—	3	3
Other comprehensive loss, net of tax	(7)	(3)	(10)
Balance at July 1, 2023	$136	$1	$137

(1)Foreign currency translation adjustments for the three months ended June 29, 2024 primarily include a $19 million loss, net of taxes of $7 million, relating to the Company’s net investment hedges, and a net $10 million translation loss. Foreign currency translation adjustments for the three months ended July 1, 2023 primarily include a $58 million loss, net of taxes of $21 million, relating to the Company’s net investment and fair value hedges, partially offset by a net $51 million translation gain.
(2)Reclassified amounts primarily relate to the Company’s forward foreign currency exchange contracts for inventory purchases and are recorded within cost of goods sold in the Company’s consolidated statements of operations and comprehensive (loss) income. All tax effects were not material for the periods presented.
15. Share-Based Compensation
The Company grants equity awards to certain employees and directors of the Company at the discretion of the Company’s Compensation and Talent Committee. The Company has two equity plans, one stock option plan adopted in Fiscal 2008 (as amended and restated, the “2008 Plan”), and an Omnibus Incentive Plan adopted in the third fiscal quarter of Fiscal 2012 and amended and restated with shareholder approval in May 2015, and again in June 2020 (the “Incentive Plan”). The 2008 Plan only provided for grants of share options and was authorized to issue up to 23,980,823 ordinary shares. As of June 29, 2024, there were no shares available to grant equity awards under the 2008 Plan.

The Incentive Plan allows for grants of share options, restricted shares and RSUs, and other equity awards, and authorizes a total issuance of up to 22,471,000 ordinary shares after amendments in August 2022. At June 29, 2024, there were 2,439,650 ordinary shares available for future grants of equity awards under the Incentive Plan. Option grants issued from the 2008 Plan generally expire ten years from the date of the grant, and those issued under the Incentive Plan generally expire seven years from the date of the grant.
The following table summarizes the Company’s share-based compensation activity during the three months ended June 29, 2024:

	Options	Service-Based RSUs	Performance-Based RSUs
Outstanding/Unvested at March 30, 2024	191,967	2,688,284	368,932
Granted	—	1,932,123	—
Exercised/Vested	—	(1,231,522)	(12,318)
Canceled/Forfeited	(9,036)	(103,288)	—
Outstanding/Unvested at June 29, 2024	182,931	3,285,597	356,614
The weighted average grant date fair value of service-based RSUs granted during the three months ended June 29, 2024 was $32.13. There were no performance-based RSUs granted during the three months ended June 29, 2024. The weighted average grant date fair value of service-based and performance-based RSUs granted during the three months ended July 1, 2023 was $36.86 and $36.82, respectively.
Share-Based Compensation Expense
The following table summarizes compensation expense attributable to share-based compensation for the three months ended June 29, 2024 and July 1, 2023 (in millions):

	Three Months Ended
	June 29, 2024	July 1, 2023
Share-based compensation expense	$26	$30
Tax benefit related to share-based compensation expense	$4	$5
Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on historical forfeiture rates. The estimated value of future forfeitures for equity awards as of June 29, 2024 is approximately $8 million. There are no forfeitures for performance-based RSUs.
See Note 17 in the Company’s Fiscal 2024 Annual Report on Form 10-K for additional information relating to the Company’s share-based compensation awards.
16. Income Taxes
The Company’s effective tax rate for the three months ended June 29, 2024 was (33.3)%. This rate differs from the United Kingdom (“U.K.”) federal statutory rate of 25% primarily related to the settlement of certain state tax audits and unfavorable share-based compensation adjustments.
The Company’s effective tax rate for the three months ended July 1, 2023 was 4.0%. This rate differs from the United Kingdom (“U.K.”) federal statutory rate of 25% primarily due to the release of a valuation allowance on Korean deferred tax assets during the three months ended July 1, 2023 and the impact of global financing activities.
The global financing activities are related to the Company’s 2014 move of its principal executive office from Hong Kong to the U.K. and decision to become a U.K. tax resident. In connection with this decision, the Company funded its international growth strategy through intercompany debt financing arrangements. These debt financing arrangements reside between certain of our U.S. and U.K. subsidiaries. Due to the difference in the statutory income tax rates between these jurisdictions, the Company generally realizes lower effective tax rates compared to its statutory rate as a result of these financing activities.

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
In addition to these reportable segments, the Company has certain corporate costs that are not directly attributable to its brands and, therefore, are not allocated to its segments. Such costs primarily include certain administrative, corporate occupancy, shared service and information system expenses, including enterprise resource planning system implementation costs and Capri transformation program costs. In addition, certain other costs are not allocated to segments, including Merger related costs and restructuring and other (expense) income. The segment structure is consistent with how the Company’s CODM plans and allocates resources, manages the business and assesses performance. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance.

The following table presents the key performance information of the Company’s reportable segments (in millions):

	Three Months Ended
	June 29, 2024	July 1, 2023
Total revenue:
Versace	$219	$259
Jimmy Choo	173	183
Michael Kors	675	787
Total revenue	$1,067	$1,229

Income (loss) from operations:
Versace	$(17)	$3
Jimmy Choo	4	16
Michael Kors	75	130
Total segment income from operations	62	149
Less: Corporate expenses	(64)	(71)
Merger related costs	(5)	—
Restructuring and other (expense) income	(1)	2
Total (loss) income from operations	$(8)	$80

Depreciation and amortization expense for each segment are as follows (in millions):

	Three Months Ended
	June 29, 2024	July 1, 2023
Depreciation and amortization:
Versace	$14	$13
Jimmy Choo	7	7
Michael Kors	20	21
Corporate	6	4
Total depreciation and amortization	$47	$45
Total revenue (based on country of origin) by geographic location are as follows (in millions):

	Three Months Ended
	June 29, 2024	July 1, 2023
Revenue:
The Americas (United States, Canada and Latin America) (1)	$573	$632
EMEA	305	372
Asia	189	225
Total revenue	$1,067	$1,229

(1)Total revenue earned in the U.S. was $523 million and $578 million for the three months ended June 29, 2024 and July 1, 2023, respectively.
18. Subsequent Events
During the second quarter of Fiscal 2025, the Company entered into multiple fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $500 million related to its net investment in Euro denominated subsidiaries. In addition, the Company settled and subsequently entered into multiple, new fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $325 million related to its net investment in CHF denominated subsidiaries.

During the second quarter of Fiscal 2025, the Company entered into multiple interest rate swaps with aggregate notional amounts of €800 million. The swaps were designed to mitigate the impact of adverse interest rate fluctuations for a portion of the Company's variable rate debt.

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
The Merger has been approved by the boards of directors of Capri and Tapestry and by the shareholders of Capri. Completion of the Merger is subject to, among other customary conditions, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Company has received regulatory approval from all countries except for the United States. In connection with Tapestry’s pending acquisition of Capri, on April 22, 2024, the U.S. FTC filed a lawsuit in the United States District Court for the Southern District of New York against Tapestry and the Company seeking to block the Merger, claiming that the Merger would violate Section 7 of the Clayton Act and that the Merger Agreement and the Merger constitute unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and should be enjoined. The Company strongly disagrees with the FTC’s decision to file suit, and the Company, together with Tapestry, is vigorously defending the lawsuit. There can be no assurance as to the outcome of litigation with the FTC or that this condition to the completion of the Merger will be satisfied on a timely basis or at all. If the Merger is blocked, there can be no assurance that any other transaction acceptable to us will be offered and our business, prospects and/or results of operations may be adversely affected.
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
Our Versace brand has long been recognized as one of the world’s leading international fashion design houses and is synonymous with Italian glamour and style. Founded in 1978 in Milan, Versace is known for its iconic and unmistakable style and unparalleled craftsmanship. Over the past several decades, the House of Versace has grown globally from its roots in haute couture, expanding into the design, manufacturing, distribution and retailing of ready-to-wear, accessories, footwear, eyewear, watches, jewelry, fragrance and home furnishing. Versace’s design team is led by Donatella Versace, who has been the brand’s Artistic Director for over 20 years. Versace distributes its products through a worldwide distribution network, which includes boutiques in some of the world’s most fashionable cities, its e-commerce sites, as well as through the most prestigious department and specialty stores worldwide.
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

Our Michael Kors brand was launched over 40 years ago by Michael Kors, a world renowned designer, whose vision has taken the Company from its beginnings as an American luxury sportswear house to a global accessories, ready-to-wear, and footwear company with a global distribution network that has presence in over 100 countries through Company-operated retail stores and e-commerce sites, leading department stores, specialty stores and select licensing partners. Michael Kors is a highly recognized luxury fashion brand in the Americas and Europe with growing brand awareness in other international markets. Michael Kors features distinctive designs, materials and craftsmanship that combines stylish elegance and a sporty attitude. Michael Kors offers three primary collections: the Michael Kors Collection line, the MICHAEL Michael Kors line and the Michael Kors Mens line. The Michael Kors Collection establishes the aesthetic authority of the entire brand and is carried by select retail stores, our e-commerce sites, as well as in the finest luxury department stores in the world. MICHAEL Michael Kors has a strong focus on accessories, in addition to offering ready-to-wear and footwear. We have also been developing our men’s business in recognition of the significant opportunity afforded by the Michael Kors brand’s established fashion authority and the expanding men’s market. Taken together, our Michael Kors collections target a broad customer base while retaining our premium luxury image.
Certain Factors Affecting Financial Condition and Results of Operations
Macroeconomic conditions and inflationary pressures. Global economic conditions and the related impact on levels of consumer spending worldwide impacted our business in the first quarter of Fiscal 2025, and are likely to continue to impact our business and the luxury accessories, footwear and apparel industry overall for the foreseeable future. Inflation, rising interest rates, higher fuel and energy costs and commodity prices, reductions in net worth based on market declines and uncertainty, home prices, credit availability and consumer debt levels, concerns of a global banking crisis, political instability due to war or other geopolitical factors, including national elections such as the upcoming U.S. presidential election, and other macroeconomic pressures and general uncertainty regarding the overall future economic environment have created a challenging retail environment, which is expected to continue in the near term. Purchases of discretionary luxury items, such as the accessories, footwear and apparel that we produce, tend to decline when disposable income is lower or when there are recessions, inflationary pressures or other economic uncertainty which could negatively affect our financial condition and results of operations.
Luxury goods trends and demand for our accessories and related merchandise. Our performance is affected by trends in the luxury goods industry, global consumer spending, macroeconomic factors, overall levels of consumer travel and spending on discretionary items as well as shifts in demographics and changes in lifestyle preferences. Future growth is expected to be driven by e-commerce, Chinese consumers and younger generations, however, growth may be limited by concerns over inflation, the possibility of a global recession, foreign currency volatility or worsening economic conditions.
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
Disruptions or delays in shipping and distribution and other supply chain constraints. Any disruptions in our shipping and distribution network, including port congestion, vessel availability, container shortages and temporary factory closures, could have a negative impact on our results of operations. These disruptions include the recent attacks on commercial shipping vessels in the Red Sea that have led to disruption and instability in global supply chains, which have resulted in shipment delays. These shipping disruptions have also resulted in, and may continue to result in, increased freight costs. See Item 1A — “Risk Factors” — “We primarily use foreign manufacturing contractors and independent third-party agents to source our finished goods” and “Our business is subject to risks inherent in global sourcing activities, including disruptions or delays in manufacturing or shipments” of our Annual Report on Form 10-K for the fiscal year ended March 30, 2024 for additional discussion.
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
Implementing and updating information technology systems. During Fiscal 2024, we began implementing a new state of the art e-commerce platform across our brands which is expected to continue through Fiscal 2025. While the new platform is designed to improve the user experience and enhance consumer engagement, the transition created unanticipated challenges which negatively impacted our results of operations. The continued implementation of this platform may also negatively impact our future results of operations. See Item 1A — “Risk Factors” — “A material delay or disruption in our information technology systems or e-commerce websites or our failure or inability to upgrade our information technology systems precisely and efficiently could have a material adverse effect on our business, results of operations and financial condition” of our Annual Report on Form 10-K for the fiscal year ended March 30, 2024 for additional discussion.
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
Unallocated Corporate Expenses
In addition to the reportable segments discussed above, we have certain corporate costs that are not directly attributable to our brands and, therefore, are not allocated to segments. Such costs primarily include certain administrative, corporate occupancy, shared service and information systems expenses, including system implementation costs and Capri transformation program costs. In addition, certain other costs are not allocated to segments, including Merger related costs and restructuring and other (expense) income. The segment structure is consistent with how our chief operating decision maker plans and allocates resources, manages the business and assesses performance. The following table presents our total revenue and income from operations by segment for the three months ended June 29, 2024 and July 1, 2023 (in millions):

	Three Months Ended
	June 29, 2024	July 1, 2023
Total revenue:
Versace	$219	$259
Jimmy Choo	173	183
Michael Kors	675	787
Total revenue	$1,067	$1,229

Income (loss) from operations:
Versace	$(17)	$3
Jimmy Choo	4	16
Michael Kors	75	130
Total segment income from operations	62	149
Less: Corporate expenses	(64)	(71)
Merger related costs	(5)	—
Restructuring and other (expense) income	(1)	2
Total (loss) income from operations	$(8)	$80

The following table presents our global network of retail stores by brand:

	As of
	June 29, 2024	July 1, 2023
Number of full price retail stores (including concessions):
Versace	178	161
Jimmy Choo	170	181
Michael Kors	456	504
	804	846

Number of outlet stores:
Versace	61	63
Jimmy Choo	57	56
Michael Kors	308	306
	426	425

Total number of retail stores	1,230	1,271
The following table presents our retail stores by geographic location:

	As of			As of
	June 29, 2024			July 1, 2023
	Versace	Jimmy Choo	Michael Kors	Versace	Jimmy Choo	Michael Kors
Store count by region:
The Americas	46	41	293	42	44	314
EMEA	60	67	156	58	70	174
Asia	133	119	315	124	123	322
	239	227	764	224	237	810
Key Consolidated Performance Indicators and Statistics
We use a number of key indicators of operating results to evaluate our performance, including the following (dollars in millions):

	Three Months Ended
	June 29, 2024	July 1, 2023
Total revenue	$1,067	$1,229
Gross profit as a percent of total revenue	64.6%	66.1%
(Loss) income from operations	$(8)	$80
(Loss) income from operations as a percent of total revenue	(0.7)%	6.5%
Seasonality
We experience certain effects of seasonality with respect to our business. We generally experience greater sales during our third fiscal quarter, primarily driven by holiday season sales, and the lowest sales during our first fiscal quarter.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Critical accounting policies are those that are the most important to the portrayal of our results of operations and financial condition and that require our most difficult, subjective and complex judgments to make estimates about the effect of matters that are inherently uncertain. In applying such policies, we must use certain assumptions that are based on our informed judgments, assessments of probability and best estimates. Estimates, by their nature, are subjective and are based on analysis of available information, including current and historical factors and the experience and judgment of management. We evaluate our assumptions and estimates on an ongoing basis. While our significant accounting policies are detailed in Note 3 to the accompanying consolidated financial statements, our critical accounting policies are disclosed, in full, in the MD&A section of our Annual Report on Form 10-K for the fiscal year ended March 30, 2024. There have been no significant changes to our critical accounting policies and estimates since March 30, 2024.

Results of Operations
Comparison of the three months ended June 29, 2024 with the three months ended July 1, 2023
The following table details the results of our operations for the three months ended June 29, 2024 and July 1, 2023, and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Three Months Ended		$ Change	% Change	% of Total Revenue for the Three Months Ended
	June 29, 2024	July 1, 2023			June 29, 2024	July 1, 2023
Statements of Operations Data:
Total revenue	$1,067	$1,229	$(162)	(13.2)%
Cost of goods sold	378	417	(39)	(9.4)%	35.4%	33.9%
Gross profit	689	812	(123)	(15.1)%	64.6%	66.1%
Selling, general and administrative expenses	649	689	(40)	(5.8)%	60.8%	56.1%
Depreciation and amortization	47	45	2	4.4%	4.4%	3.7%
Restructuring and other expense (income)	1	(2)	3	NM	0.1%	(0.2)%
Total operating expenses	697	732	(35)	(4.8)%	65.3%	59.6%
(Loss) income from operations	(8)	80	(88)	NM	(0.7)%	6.5%
Other expense, net	—	1	(1)	NM	—%	0.1%
Interest (income) expense, net	(4)	8	(12)	NM	(0.4)%	0.7%
Foreign currency loss	5	21	(16)	(76.2)%	0.5%	1.7%
(Loss) income before provision for income taxes	(9)	50	(59)	NM	(0.8)%	4.1%
Provision for income taxes	3	2	1	50.0%	0.3%	0.2%
Net (loss) income	(12)	48	(60)	NM
Less: Net income attributable to noncontrolling interest	2	—	2	NM
Net (loss) income attributable to Capri	$(14)	$48	$(62)	NM

NM Not meaningful
Total Revenue
Total revenue decreased $162 million, or 13.2%, to $1.067 billion for the three months ended June 29, 2024, compared to $1.229 billion for the three months ended July 1, 2023, which included net unfavorable foreign currency effects of approximately $13 million primarily as a result of the strengthening of the United States dollar against the Japanese Yen, Euro and Chinese Renminbi for the three months ended June 29, 2024. On a constant currency basis, our total revenue decreased $149 million, or 12.1% primarily attributable to continuing macroeconomic headwinds resulting in softening demand globally for fashion luxury goods impacting each of our brands.

	Three Months Ended			% Change
(in millions)	June 29, 2024	July 1, 2023	$ Change	As Reported	Constant Currency
Versace	$219	$259	$(40)	(15.4)%	(14.3)%
Jimmy Choo	173	183	(10)	(5.5)%	(3.8)%
Michael Kors	675	787	(112)	(14.2)%	(13.3)%
Total revenue	$1,067	$1,229	$(162)	(13.2)%	(12.1)%
•Versace revenues decreased $40 million, or 15.4%, to $219 million for the three months ended June 29, 2024, compared to $259 million for the three months ended July 1, 2023, which included unfavorable foreign currency effects of $3 million. On a constant currency basis, revenue decreased $37 million, or 14.3%, primarily attributable to lower revenues in EMEA and the Americas, particularly in our wholesale business.
•Jimmy Choo revenues decreased $10 million, or 5.5%, to $173 million for the three months ended June 29, 2024, compared to $183 million for the three months ended July 1, 2023, which included unfavorable foreign currency effects of $3 million. On a constant currency basis, revenue decreased $7 million, or 3.8%, primarily attributable to lower revenues in Asia due to softening demand for fashion luxury goods.
•Michael Kors revenue decreased $112 million, or 14.2%, to $675 million for the three months ended June 29, 2024, compared to $787 million for the three months ended July 1, 2023, which included unfavorable foreign currency effects of $7 million. On a constant currency basis, revenue decreased $105 million, or 13.3%, primarily due to softening demand globally for fashion luxury goods.
Gross Profit
Gross profit decreased $123 million, or 15.1%, to $689 million for the three months ended June 29, 2024, compared to $812 million for the three months ended July 1, 2023, which included net unfavorable foreign currency effects of $6 million. Gross profit as a percentage of total revenue was 64.6% and 66.1% for the three months ended June 29, 2024 and July 1, 2023, respectively. The gross profit margin decrease was primarily related to lower full price sell-throughs partially offset by favorable channel mix for the three months ended June 29, 2024, as compared to the three months ended July 1, 2023.
Total Operating Expenses
Total operating expenses decreased $35 million, or 4.8%, to $697 million for the three months ended June 29, 2024, compared to $732 million for the three months ended July 1, 2023. Our operating expenses included a net favorable foreign currency impact of approximately $8 million. Total operating expenses increased to 65.3% as a percentage of total revenue for the three months ended June 29, 2024, compared to 59.6% for the three months ended July 1, 2023. The components that comprise total operating expenses are explained below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $40 million, or 5.8%, to $649 million for the three months ended June 29, 2024, compared to $689 million for the three months ended July 1, 2023, primarily due to the timing of marketing spend in the prior year, particularly related to the timing of the Versace fall fashion show, decreased retail store costs and decreased unallocated corporate expenses for the three months ended June 29, 2024.
As a percentage of total revenue, selling, general and administrative expenses increased to 60.8% for the three months ended June 29, 2024, compared to 56.1% for the three months ended July 1, 2023, primarily due to deleveraging of expenses on lower revenues for the three months ended June 29, 2024.
Unallocated corporate expenses, which are included within selling, general and administrative expenses discussed above, but are not directly attributable to a reportable segment, decreased $7 million, or 9.9%, to $64 million for the three months ended June 29, 2024 as compared to $71 million for the three months ended July 1, 2023, primarily due to a decrease in professional fees and information technology costs related to certain Capri transformation projects which are now complete.
Depreciation and Amortization
Depreciation and amortization increased $2 million, or 4.4%, to $47 million for the three months ended June 29, 2024, compared to $45 million for the three months ended July 1, 2023. The increase in depreciation and amortization expense was primarily attributable to higher depreciation due to information technology assets associated with Capri transformation projects which are now in service.

Restructuring and Other Expense (Income)
During the three months ended June 29, 2024, we recorded costs of $1 million primarily related to lease termination and store closure costs. The $2 million of income recorded for the three months ended July 1, 2023 was primarily related to a gain on the sale of a long-lived corporate asset, partially offset by acquisition related Versace equity awards, which are no longer recurring in the current year, and severance expenses. See Note 9 to the accompanying consolidated financial statements for additional information.
Restructuring and other expense is not evaluated as part of our reportable segments’ results (See Segment Information above for additional information).
(Loss) Income from Operations
As a result of the foregoing, loss from operations was $8 million for three months ended June 29, 2024, compared to income from operations of $80 million for the three months ended July 1, 2023. Loss from operations as a percentage of total revenue was 0.7% for the three months ended June 29, 2024, compared to income from operations of 6.5% for the three months ended July 1, 2023. See Segment Information above for a reconciliation of our segment operating income to total operating (loss) income.

	Three Months Ended
(in millions)	June 29, 2024	July 1, 2023	$ Change	% Change
Income (loss) from operations:
Versace	$(17)	$3	$(20)	NM
Jimmy Choo	4	16	(12)	(75.0)%
Michael Kors	75	130	(55)	(42.3)%
Total segment income from operations	$62	$149	$(87)	(58.4)%
Operating Margin:
Versace	(7.8)%	1.2%
Jimmy Choo	2.3%	8.7%
Michael Kors	11.1%	16.5%

NM Not meaningful
•Versace recorded a loss from operations of $17 million for the three months ended June 29, 2024, compared to income of $3 million for the three months ended July 1, 2023. Operating margin decreased from 1.2% for the three months ended July 1, 2023, to an operating loss of 7.8% for the three months ended June 29, 2024, primarily due to deleveraging of operating expenses on lower revenues and lower full price sell-throughs partially offset by decreased marketing expenses compared to the prior year as noted above.
•Jimmy Choo recorded income from operations of $4 million for the three months ended June 29, 2024, compared to $16 million for the three months ended July 1, 2023. Operating margin decreased from 8.7% for the three months ended July 1, 2023 to 2.3% for the three months ended June 29, 2024, primarily due to increased retail store costs, deleveraging of operating expenses on lower revenues and lower full price sell-throughs compared to the prior year.
•Michael Kors recorded income from operations of $75 million for the three months ended June 29, 2024, compared to $130 million for the three months ended July 1, 2023. Operating margin decreased from 16.5% for the three months ended July 1, 2023, to 11.1% for the three months ended June 29, 2024, primarily due to deleveraging of operating expenses on lower revenues and lower full price sell-throughs partially offset by favorable channel mix compared to the prior year.

Interest (Income) Expense, net
For the three months ended June 29, 2024, we recognized $4 million of interest income compared to $8 million of interest expense for the three months ended July 1, 2023. The $12 million improvement in interest (income) expense, net, is primarily due to higher interest income from our net investment hedges (see Note 10 and Note 13 to the accompanying consolidated financial statements for additional information).
Foreign Currency Loss
For the three months ended June 29, 2024 and July 1, 2023, we recognized a net foreign currency loss of $5 million and $21 million, respectively, primarily attributable to the remeasurement of intercompany loans with certain of our subsidiaries.
Provision for Income Taxes
The provision for income taxes was $3 million on a pre-tax loss of $9 million for the three months ended June 29, 2024, compared to $2 million on pre-tax income of $50 million for the three months ended July 1, 2023. Our effective tax rate for the three months ended June 29, 2024 compared to our effective tax rate for the three months ended July 1, 2023 is not a meaningful metric due to the pre-tax loss in the current year and pre-tax income for the prior year. Our effective tax rate of (33.3)% differs from the United Kingdom (“U.K.”) federal statutory rate of 25% primarily related to the settlement of certain state tax audits and unfavorable share-based compensation adjustments.
Our effective tax rate may fluctuate from time to time due to the effects of changes in United States federal, state and local taxes and tax rates in foreign jurisdictions. In addition, factors such as the geographic mix of earnings, enacted tax legislation and the results of various global tax strategies, may also impact our effective tax rate in future periods.
Net (Loss) Income Attributable to Capri
As a result of the foregoing, our net loss attributable to Capri was $14 million for the three months ended June 29, 2024, compared to net income of $48 million for the three months ended July 1, 2023.

Liquidity and Capital Resources
Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, along with borrowings available under our credit facilities (see below discussion regarding “Revolving Credit Facilities”) and available cash and cash equivalents. Our primary use of this liquidity is to fund the ongoing cash requirements, including our working capital needs and capital investments in our business, debt repayments, acquisitions, returns of capital, including share repurchases and other corporate activities. We believe that the cash generated from our operations, together with borrowings available under our revolving credit facilities and available cash and cash equivalents, will be sufficient to meet our working capital needs for the next 12 months and beyond, including investments made and expenses incurred in connection with our store opening and renovation plans, investments in corporate and distribution facilities, continued IT system development, e-commerce and marketing initiatives. We spent $43 million on capital expenditures during the three months ended June 29, 2024.
The Capri transformation program represents a multi-year, multi-project initiative extending through Fiscal 2026 intended to improve the operating effectiveness and efficiency of our organization by creating best in class shared platforms across our brands and by expanding our digital capabilities. These initiatives cover multiple aspects of our operations including supply chain, marketing, omni-channel customer experience, e-commerce, data analytics and IT infrastructure. During Fiscal 2024, the remaining transformation projects were paused due to the pending Merger and we will reassess this program, along with related timing, during Fiscal 2025.
The following table sets forth key indicators of our liquidity and capital resources (in millions):

	As of
	June 29, 2024	March 30, 2024
Balance Sheet Data:
Cash and cash equivalents	$213	$199
Working capital	$(93)	$(87)
Total assets	$6,617	$6,689
Short-term debt	$461	$462
Long-term debt	$1,252	$1,261

	Three Months Ended
	June 29, 2024	July 1, 2023
Cash Flows Provided By (Used In):
Operating activities	$83	$40
Investing activities	$(52)	$(50)
Financing activities	$(9)	$(3)
Effect of exchange rate changes	$(5)	$(3)
Net increase (decrease) in cash and cash equivalents	$17	$(16)
Cash Provided by Operating Activities
Net cash provided by operating activities was $83 million during the three months ended June 29, 2024, as compared to net cash provided by operating activities of $40 million for the three months ended July 1, 2023. The increase in net cash provided by operating activities were primarily attributable to improved inventory levels and a more favorable accounts payable position in the current year, partially offset by a decrease in our net income after non-cash adjustments.
Cash Used in Investing Activities
Net cash used in investing activities was $52 million during the three months ended June 29, 2024, as compared to net cash used in investing activities of $50 million during the three months ended July 1, 2023. The increase in net cash used in investing activities were primarily attributable to $9 million of acquisition related payments, partially offset by the lower capital expenditures of $7 million compared to prior year.

Cash Used in Financing Activities
Net cash used in financing activities was $9 million during the three months ended June 29, 2024, as compared to net cash used in financing activities of $3 million during the three months ended July 1, 2023. The increase in cash used by financing activities of $6 million was primarily attributable to a decrease in cash payments to repurchase our ordinary shares of $103 million, offset by lower net debt borrowings of $108 million compared to prior year.

Debt Facilities
The following table presents a summary of our borrowing capacity and amounts outstanding as of June 29, 2024 and March 30, 2024 (in millions):

	As of
	June 29, 2024	March 30, 2024
Senior Unsecured Revolving Credit Facility:
Revolving Credit Facility (excluding up to a $500 million accordion feature) (1)
Total availability	$1,500	$1,500
Borrowings outstanding (2)	754	764
Letter of credit outstanding	2	2
Remaining availability	$744	$734

Versace Term Loan (450 Million Euro)
Borrowings outstanding, net of debt issuance costs (3)	$481	$485

Senior Notes due 2024
Borrowings outstanding, net of debt issuance costs and discount amortization (2)	$450	$450

Other Borrowings (4)	$28	$24

Hong Kong Uncommitted Credit Facility:
Total availability (70 million Hong Kong Dollars) (5)	$9	$9
Borrowings outstanding	—	—
Remaining availability (70 million Hong Kong Dollars)	$9	$9

China Uncommitted Credit Facility:
Total availability (75 million Chinese Yuan) (5)	$10	$10
Borrowings outstanding	—	—
Total and remaining availability (75 million Chinese Yuan)	$10	$10

Japan Credit Facility:
Total availability (1.0 billion Japanese Yen)	$6	$7
Borrowings outstanding	—	—
Remaining availability (1.0 billion Japanese Yen)	$6	$7

Versace Uncommitted Credit Facilities:
Total availability (40 million Euro) (5)	$43	$43
Borrowings outstanding	—	—
Remaining availability (40 million Euro)	$43	$43

Total borrowings outstanding (1)	$1,713	$1,723
Total remaining availability	$812	$803

(1)The financial covenant in our 2022 Credit Facility requires us to comply with the quarterly maximum net leverage ratio test of 4.00 to 1.0. As of June 29, 2024 and March 30, 2024, we were in compliance with all covenants related to our agreements then in effect governing our debt. See Note 10 to the accompanying consolidated financial statements for additional information.
(2)As of June 29, 2024 and March 30, 2024, all amounts are recorded as long-term debt on our consolidated balance sheets, besides the Senior Notes, due in November 2024, which are recorded within short-term debt on our consolidated balance sheets as of June 29, 2024.

(3)On December 5, 2022, Gianni Versace S.r.l., our wholly owned subsidiary, entered into a credit facility, which provides a senior unsecured term loan in an aggregate principal amount of €450 million. As of June 29, 2024 and March 30, 2024, all amounts are recorded as long-term debt on our consolidated balance sheets.
(4)The balance as of June 29, 2024 consists of $10 million related to our supplier financing program recorded within short-term debt on our consolidated balance sheets, $11 million related to the sale of certain Versace tax receivables, with $1 million and $10 million, respectively, recorded within short-term debt and long-term debt on our consolidated balance sheets and $7 million of other loans recorded as long-term debt on our consolidated balance sheets. The balance as of March 30, 2024 consists of $4 million related to our supplier finance program recorded within short-term debt on our consolidated balance sheets, $11 million related to the sale of certain Versace tax receivables, with $1 million and $10 million recorded within short-term debt and long-term debt, respectively, and $2 million of other loans recorded as long-term debt on our consolidated balance sheets.
(5)The balance as of June 29, 2024 and March 30, 2024 represents the total availability of the credit facility, which excludes bank guarantees.
We believe that our 2022 Credit Facility is adequately diversified with no undue concentration in any one financial institution. As of June 29, 2024, there were 17 financial institutions participating in the facility, with none maintaining a maximum commitment percentage in excess of 10%. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the 2022 Credit Facility.
See Note 10 in the accompanying financial statements and Note 12 in our Fiscal 2024 Annual Report on Form 10-K for detailed information relating to our credit facilities and debt obligations.
Share Repurchase Program
The following table presents our treasury share repurchases during the three months ended June 29, 2024 and July 1, 2023 (dollars in millions):

	Three Months Ended
	June 29, 2024	July 1, 2023
Cost of shares repurchased under share repurchase program	$—	$100
Fair value of shares withheld to cover tax obligations for vested restricted share awards	3	6
Total cost of treasury shares repurchased	$3	$106

Shares repurchased under share repurchase program	—	2,636,564
Shares withheld to cover tax withholding obligations	93,738	164,377
	93,738	2,800,941
On November 9, 2022, we announced our Board of Directors approved a share repurchase program (the “Existing Share Repurchase Plan”) to purchase up to $1.0 billion of our outstanding ordinary shares, providing additional capacity to return cash to shareholders over the longer term. As of June 29, 2024, the remaining availability under the Existing Share Repurchase Plan was $300 million.
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

Contractual Obligations and Commercial Commitments
Please refer to the “Contractual Obligations and Commercial Commitments” disclosure within the “Liquidity and Capital Resources” section of our Fiscal 2024 Form 10-K for a detailed disclosure of our other contractual obligations and commitments as of March 30, 2024.
Off-Balance Sheet Arrangements
We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. Our off-balance sheet commitments relating to our outstanding letters of credit were $30 million at June 29, 2024, including $28 million in letters of credit issued outside of the 2022 Credit Facility. In addition, as of June 29, 2024, bank guarantees of approximately $38 million were supported by our various credit facilities. We do not have any other off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.
Recent Accounting Pronouncements
See Note 3 to the accompanying interim consolidated financial statements for recently issued accounting standards, which may have an impact on our financial statements and/or disclosures upon adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks during the normal course of our business, such as credit risk arising from fluctuations in foreign currency exchange rates, as well as fluctuations in interest rates. In order to manage these risks, we employ certain strategies to mitigate the effect of these fluctuations. We may enter into foreign currency forward contracts, net investment hedges and fair value hedges to manage our foreign currency exposure to the fluctuations of certain foreign currencies. We do not use derivatives for trading or speculative purposes.
Foreign Currency Exchange Risk
Forward Foreign Currency Exchange Contracts
We are exposed to risks on certain purchase commitments to foreign suppliers based on the value of our purchasing subsidiaries’ local currency relative to the currency requirement of the supplier on the date of the commitment. As such, we may enter into forward foreign currency exchange contracts that generally mature in 12 months or less and are consistent with the related purchase commitments to manage our exposure to the changes in the value of the Euro and the Canadian Dollar. These contracts are recorded at fair value on our consolidated balance sheets as either an asset or liability and are derivative contracts to hedge cash flow risks. Certain of these contracts are designated as hedges for hedge accounting purposes, while certain of these contracts are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of the majority of these contracts at the balance sheet date are recorded in equity as a component of accumulated other comprehensive income, and upon maturity (settlement) are recorded in, or reclassified into, our cost of goods sold or operating expenses, in our consolidated statements of operations and comprehensive (loss) income as applicable to the transactions for which the forward foreign currency exchange contracts were established.
There were no forward foreign currency exchange contracts outstanding as of June 29, 2024.
Net Investment Hedges
We are exposed to adverse foreign currency exchange rate movements related to our net investment hedges. As of June 29, 2024, we have multiple fixed to fixed cross-currency swap agreements with aggregate notional amounts of $2.95 billion to hedge our net investment in CHF denominated subsidiaries against future volatility in the exchange rates between the United States dollar and CHF. Under the terms of these contracts, we will exchange the monthly and semi-annual fixed rate payments on United States notional amounts for fixed rate payments of 0% in CHF. Based on the net investment hedges outstanding as of June 29, 2024, a 10% appreciation or devaluation of the United States dollar compared to the level of foreign currency exchange rates for currencies under contract as of June 29, 2024, would result in a net increase or decrease, respectively, of approximately $298 million in the fair value of these contracts. These contracts have maturity dates between September 2024 and June 2029.
As of June 29, 2024, we have multiple float-to-float cross-currency swap agreements with aggregate notional amounts of $1 billion to hedge our net investment in Euro denominated subsidiaries against future volatility in the exchange rates between the United States dollar and Euro. We will exchange Euro floating rate payments based on EURIBOR for the United States dollar floating rate amounts based on SOFR CME Term over the life of the agreement. The fixed rate component of semi-annual Euro payments range from 1.149% to 1.215%. Based on the net investment hedges outstanding as of June 29, 2024, a 10% appreciation or devaluation of the United States dollar compared to the level of foreign currency exchange rates for currencies under contract as of June 29, 2024, would result in a net increase or decrease, respectively, of approximately $105 million in the fair value of these contracts. These contracts have maturity dates between May 2028 and August 2030.
As of June 29, 2024, we have multiple fixed to fixed cross-currency swap agreements with aggregate notional amounts of $884 million to hedge our net investment in Euro denominated subsidiaries against future volatility in the exchange rates between the United States dollar and Euro. Under the terms of these contracts, we will exchange the monthly and semi-annual fixed rate payments on United States dollar notional amounts for fixed rate payments of 0% in Euros. Based on the net investment hedges outstanding as of June 29, 2024, a 10% appreciation or devaluation of the United States dollar compared to the level of foreign currency exchange rates for currencies under contract as of June 29, 2024, would result in a net increase or decrease, respectively, of approximately $78 million in the fair value of these contracts. These contracts have maturity dates between January 2027 and July 2031.
Interest Rate Risk
We are exposed to interest rate risk in relation to borrowings outstanding under our 2022 Credit Facility and our Versace Term Loan. Our 2022 Credit Facility carries interest rates that are tied to the prime rate and other institutional lending rates (depending on the particular origination of borrowing), as further described in Note 10 to the accompanying consolidated financial statements. Our Versace Term Loan carries interest rates that are tied to EURIBOR. Our Hong Kong Credit Facility carries interest at a rate that is tied to the Hong Kong Interbank Offered Rate. Our China Credit Facility carries interest at a rate that is tied to the People’s Bank of China’s Benchmark lending rate. Our Japan Credit Facility carries interest at a rate posted by the Mitsubishi UFJ Financial Group. Our Uncommitted Versace Credit Facilities carries interest at a rate set by the bank on the date of borrowing that is tied to the European Central Bank. Therefore, our consolidated statements of operations and comprehensive (loss) income and cash flows are exposed to changes in those interest rates. At June 29, 2024, we had $754 million borrowings outstanding under our 2022 Credit Facility and $481 million outstanding, net of debt issuance costs, under our Versace Term Loan.
At March 30, 2024, we had $764 million borrowings outstanding under our 2022 Credit Facility and $485 million, outstanding, net of debt issuance costs, under our Versace Term Loan. These balances are not indicative of future balances that may be outstanding under our revolving credit facilities that may be subject to fluctuations in interest rates. Any increases in the applicable interest rates would cause an increase to the interest expense relative to any outstanding balance at that date.
Credit Risk
As of June 29, 2024, our $450 million Senior Notes, due in November 2024, bear interest at a fixed rate equal to 4.250% per year, payable semi-annually. Our Senior Notes interest rate payable may be subject to adjustments from time to time if either Moody’s or S&P (or a substitute rating agency), downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the Senior Notes.
On an overall basis, our exposure to market risk has not significantly changed from what we reported in our Annual Report on Form 10-K. Macroeconomic conditions and inflationary pressures continue to present new and emerging uncertainty to the financial markets. See Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 30, 2024 for additional information.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) as of June 29, 2024. This evaluation was performed based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), the 2013 Framework. Based on this assessment, our CEO and CFO concluded that our disclosure controls and procedures as of June 29, 2024 are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
Except as discussed below, there have been no changes in our internal control over financial reporting during the three months ended June 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We are currently undertaking a major, multi-year ERP implementation to upgrade our information technology platforms and systems worldwide. The implementation is occurring in phases over several years. We have launched the finance functionality of the ERP system in certain regions starting in Fiscal 2023.
As a result of this multi-year implementation, we expect certain changes to our processes and procedures, which in turn, could result in changes to our internal control over financial reporting. While we expect this implementation to strengthen our internal control over financial reporting by automating certain manual processes and standardizing business processes and reporting across our organization, we will continue to evaluate and monitor our internal control over financial reporting as processes and procedures in the affected areas evolve. See Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 30, 2024 for additional information.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Ordinary Course Litigation
We are involved in various routine legal proceedings incident to the ordinary course of our business. We believe that the outcome of all pending legal proceedings, in the aggregate, will not have a material adverse effect on our business, results of operations and financial condition.

Merger-Related Litigation
Shareholder Complaints. In connection with the Merger Agreement, a number of complaints have been filed in federal and state court as individual actions, which we refer to collectively as the “Complaints”. The Complaints allege that the preliminary proxy statement filed by Capri on September 8, 2023 in connection with the Merger Agreement (the “Preliminary Proxy”) or the definitive proxy statement filed by Capri on September 20, 2023 (the “Definitive Proxy,” and together with the Preliminary Proxy, the “Merger Proxy”), as applicable, misrepresents and/or omits certain purportedly material information. The Complaints also assert violations of Sections 14(a) and 20(a) of the U.S. Securities Exchange Act of 1934, as amended, and Rule 14a-9 promulgated thereunder against Capri and the Board of Directors. The Complaints seek, among other things: (i) an injunction enjoining the consummation of the Merger and the other transactions contemplated by the Merger Agreement; (ii) rescission or rescissory damages in the event the Merger and the other transactions contemplated by the Merger Agreement are consummated; (iii) direction that defendants account for all damages suffered as a result of any wrongdoing; (iv) costs of the action, including plaintiffs’ attorneys’ and expert fees and expenses; and (v) other relief the court may deem just and proper. In addition to the Complaints, purported shareholders of Capri have sent demand letters (which we refer to as the “Demands,” and together with the Complaints, the “Matters”) alleging similar deficiencies regarding the disclosures made in the Merger Proxy. However, in order to avoid the risk that the Matters delay or otherwise adversely affect the Merger, and to minimize the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, Capri provided supplemental disclosures to the Merger Proxy in Capri's Current Report on Form 8-K, filed with the SEC on October 17, 2023. Capri management believes that the Matters are without merit. Capri cannot provide assurance regarding the outcomes of the Matters and may be subject to additional demands or filed actions. If additional similar complaints or demands are filed or sent, absent new or significantly different allegations, Capri will not necessarily disclose such additional filings or demands.
Federal Trade Commission Lawsuit. As previously disclosed, on August 10, 2023, the Company entered into an Agreement and Plan of Merger by and among Tapestry, Sunrise Merger Sub, Inc., a direct wholly owned subsidiary of Tapestry and Capri, pursuant to which, among other things, Merger Sub will merge with and into Capri with Capri surviving the Merger and continuing as a wholly owned subsidiary of Tapestry. The Merger has been approved by the boards of directors of Capri and Tapestry and by the shareholders of Capri. Completion of the Merger is subject to, among other customary conditions, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Company has received regulatory approval from all countries except for the United States. In connection with the Merger, on April 22, 2024, the U.S. FTC filed a lawsuit in the United States District Court for the Southern District of New York against Tapestry and us seeking to block the Merger, claiming that the Merger would violate Section 7 of the Clayton Act and that the Merger Agreement and the Merger constitute unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and should be enjoined. We strongly disagree with the FTC’s determination to file suit, and we, together with Tapestry, are vigorously defending the lawsuit. There can be no assurance as to the outcome of litigation with the FTC or that this condition to the completion of the Merger will be satisfied on a timely basis or at all. If the Merger is blocked, there can be no assurance that any other transaction acceptable to us will be offered and our business, prospects and/or results of operations may be adversely affected.
ITEM 1A. RISK FACTORS
There are no material changes from the risk factors previously disclosed in Part I, Item IA. Risk Factors, in our Annual Report on Form 10-K for the year ended March 30, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
The following table provides information of our ordinary shares repurchased or withheld during the three months ended June 29, 2024:

	Total Number of Shares(1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Dollar Value of Shares That May Be Purchased Under the Programs (in millions)
March 31 - April 27	—	$—	—	$300
April 28 - May 25	—	$—	—	$300
May 26 - June 29	93,738	$32.00	—	$300
	93,738		—
(1)Share repurchases may be made in open market or privately negotiated transactions and/or pursuant to Rule 10b5-1 trading plans, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors; however, pursuant to the terms of the Merger Agreement, and subject to certain limited exceptions, we may not repurchase our ordinary shares other than the acceptance of our ordinary shares as payment of the exercise price of our options or for withholding taxes in respect of our equity awards. Accordingly, we did not repurchase any of our ordinary shares during the three months ended June 29, 2024 pursuant to the Existing Share Repurchase Plan, and we do not expect to repurchase any of our ordinary shares in connection with the Existing Share Repurchase Plan prior to the Merger or earlier termination of the Merger Agreement, except withhold to cover, which these shares relate to.

ITEM 5. OTHER INFORMATION

(a) As previously announced during the fourth quarter of Fiscal 2024, the Board of Directors of the Company approved a Global Optimization Plan in order to streamline the Company’s operating model, maximize efficiency and support long-term profitable growth. This Item 5 is being filed solely to update the Item 9B disclosure included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2024, filed with the SEC on May 29, 2024, in order to provide the amount of any material charges relating to the Global Optimization Plan by major type of cost that the Company believes are now determinable.
During the three months ended June 29, 2024, the Company closed 11 of its retail stores which have been incorporated into the Global Optimization Plan. Net restructuring expenses recorded in connection with the Global Optimization Plan during the three months ended June 29, 2024 were $1 million, primarily related to lease termination and store closure costs.
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
(c) During the quarterly period ended June 29, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
a. Exhibits
Please refer to the accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 8, 2024.

CAPRI HOLDINGS LIMITED

By:	/s/ John D. Idol
Name:	John D. Idol
Title:	Chairman & Chief Executive Officer

By:	/s/ Thomas J. Edwards, Jr.
Name:	Thomas J. Edwards, Jr.
Title:	Executive Vice President, Chief Financial Officer and Chief Operating Officer

INDEX TO EXHIBITS

Exhibit No.	Description

10.1
Suspension of Rights Agreement, dated as of June 12, 2024, to the Third Amended and Restated Credit Agreement, dated as of November 15, 2018 among, Michael Kors (USA), Inc., Capri Holdings Limited, the Foreign Subsidiary Borrowers party to the Credit Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, the Lenders thereto and the other parties party thereto.

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

101.1
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2024 formatted in Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.