Form 10-Q
period 2024-09-28
Capri Holdings Ltd
filed 2024-11-07
CIK 1530721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2024
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
As of October 31, 2024, Capri Holdings Limited had 117,894,437 ordinary shares outstanding.

TABLE OF CONTENTS

		Page No.
	PART I FINANCIAL INFORMATION
Item 1.	Financial Statements	3

	Consolidated Balance Sheets (unaudited) as of September 28, 2024 and March 30, 2024	4

	Consolidated Statements of Operations and Comprehensive (Loss) Income (unaudited) for the three and six months ended September 28, 2024 and September 30, 2023	5

	Consolidated Statements of Shareholders’ Equity (unaudited) for the three and six months ended September 28, 2024 and September 30, 2023	6

	Consolidated Statements of Cash Flows (unaudited) for the six months ended September 28, 2024 and September 30, 2023	8

	Notes to Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52

Item 4.	Controls and Procedures	54

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	55

Item 1A.	Risk Factors	55

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 5.	Other Information	56

Item 6.	Exhibits	57

Signatures		58

Special Note on Forward-Looking Statements
This report contains statements which are, or may be deemed to be, “forward-looking statements.” Forward-looking statements are prospective in nature and are not based on historical facts, but rather on current expectations and projections of management of Capri Holdings Limited (“Capri” or the “Company”) about future events and are therefore subject to risks and uncertainties which could cause actual results to differ materially from the future results expressed or implied by the forward-looking statements. All statements other than statements of historical facts included herein, may be forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “plans”, “believes”, “expects”, “intends”, “will”, “should”, “could”, “would”, “may”, “anticipates”, “might” or similar words or phrases, are forward-looking statements. These forward-looking statements are not guarantees of future financial performance. Such forward-looking statements involve known and unknown risks and uncertainties that could significantly affect expected results and are based on certain key assumptions, which could cause actual results to differ materially from those projected or implied in any forward-looking statements, including regarding the proposed merger with Tapestry, Inc. (the “Merger”). These risks, uncertainties and other factors include, but are not limited to, our ability to respond to changing fashion, consumer traffic and retail trends; fluctuations in demand for our products; high consumer debt levels, recession and inflationary pressures; loss of market share and increased competition; reductions in our wholesale channel; the impact of the COVID-19 pandemic, or other unforeseen epidemics, pandemics, disasters or catastrophes; levels of cash flow and future availability of credit, Capri's ability to successfully execute its growth strategies; departure of key employees or failure to attract and retain highly qualified personnel; risks associated with operating in international markets and global sourcing activities, including disruptions or delays in manufacturing or shipments; the risk of cybersecurity threats and privacy or data security breaches; extreme weather conditions and natural disasters; general economic, political, business or market conditions; acts of war and other geopolitical conflicts; the U.S. District Court for the Southern District of New York (the "District Court") decision to grant the U.S. Federal Trade Commission's ("FTC") motion for a preliminary injunction to enjoin the Merger pending the completion of the FTC's in-house administrative proceeding (the "Preliminary Injunction"); the risk that the parties to the merger agreement may not be successful in their efforts to appeal the Preliminary Injunction and that the appeal may not be heard on a timely basis; the occurrence of any other event, change or other circumstances that could give rise to the termination of the merger agreement entered into in connection with the proposed Merger; the risk that the parties to the merger agreement may not be able to satisfy the conditions to the proposed Merger in a timely manner or at all; the risk that if the merger agreement terminates our remedy may be limited to reimbursement of certain expenses or we may not be entitled to receive any reimbursement; risks related to disruption of management time from ongoing business operations due to the proposed Merger; the risk that any announcements relating to the proposed Merger (including the Preliminary Injunction and appeal process) could have adverse effects on the market price of Capri's ordinary shares; the significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger; the risk of any litigation relating to the proposed Merger; the risk that the proposed Merger could have an adverse effect on the ability of Capri to retain and maintain relationships with customers, suppliers and other business partners and retain and hire key personnel and on its operating results and business generally, as well as those risks that are outlined in Capri’s disclosure filings and materials, which you can find on http://www.capriholdings.com, such as its Form 10-K, Form 10-Q and Form 8-K reports that have been filed with the SEC. Please consult these documents for a more complete understanding of these risks and uncertainties. Any forward-looking statement in this report speaks only as of the date made and Capri disclaims any obligation to update or revise any forward-looking or other statements contained herein other than in accordance with legal and regulatory obligations.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 28, 2024	March 30, 2024
Assets
Current assets
Cash and cash equivalents	$182	$199
Receivables, net	298	332
Inventories, net	984	862
Prepaid expenses and other current assets	203	215
Total current assets	1,667	1,608
Property and equipment, net	565	579
Operating lease right-of-use assets	1,375	1,438
Intangible assets, net	1,418	1,394
Goodwill	1,153	1,106
Deferred tax assets	410	352
Other assets	204	212
Total assets	$6,792	$6,689
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$472	$352
Accrued payroll and payroll related expenses	108	107
Accrued income taxes	37	64
Short-term operating lease liabilities	377	400
Short-term debt	471	462
Accrued expenses and other current liabilities	325	310
Total current liabilities	1,790	1,695
Long-term operating lease liabilities	1,387	1,452
Deferred tax liabilities	356	362
Long-term debt	1,237	1,261
Other long-term liabilities	536	319
Total liabilities	5,306	5,089
Commitments and contingencies
Shareholders’ equity
Ordinary shares, no par value; 650,000,000 shares authorized; 227,571,175 shares issued and 117,824,265 outstanding at September 28, 2024; 226,271,074 shares issued and 116,629,634 outstanding at March 30, 2024	—	—
Treasury shares, at cost (109,746,910 shares at September 28, 2024 and 109,641,440 shares at March 30, 2024)	(5,462)	(5,458)
Additional paid-in capital	1,454	1,417
Accumulated other comprehensive income	3	161
Retained earnings	5,489	5,479
Total shareholders’ equity of Capri	1,484	1,599
Noncontrolling interest	2	1
Total shareholders’ equity	1,486	1,600
Total liabilities and shareholders’ equity	$6,792	$6,689

See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Total revenue	$1,079	$1,291	$2,146	$2,520
Cost of goods sold	385	459	763	876
Gross profit	694	832	1,383	1,644
Selling, general and administrative expenses	639	664	1,288	1,353
Depreciation and amortization	49	48	96	93
Impairment of assets	43	20	43	20
Restructuring and other expense (income)	1	—	2	(2)
Total operating expenses	732	732	1,429	1,464
(Loss) income from operations	(38)	100	(46)	180
Other income, net	—	(1)	—	—
Interest (income) expense, net	(10)	3	(14)	11
Foreign currency (gain) loss	(17)	(3)	(12)	18
(Loss) income before income taxes	(11)	101	(20)	151
(Benefit) provision for income taxes	(34)	11	(31)	13
Net income	23	90	11	138
Less: Net (loss) income attributable to noncontrolling interest	(1)	—	1	—
Net income attributable to Capri	$24	$90	$10	$138

Weighted average ordinary shares outstanding:
Basic	118,467,372	116,674,030	117,953,855	117,052,986
Diluted	118,777,723	117,563,573	118,517,098	117,923,103
Net income per ordinary share attributable to Capri:
Basic	$0.20	$0.77	$0.09	$1.18
Diluted	$0.20	$0.77	$0.09	$1.17

Statements of Comprehensive (Loss) Income:
Net income	$23	$90	$11	$138
Foreign currency translation adjustments	(118)	(6)	(147)	(13)
Net loss on derivatives	(11)	(1)	(11)	(4)
Comprehensive (loss) income	(106)	83	(147)	121
Less: Net (loss) income attributable to noncontrolling interest	(1)	—	1	—
Comprehensive (loss) income attributable to Capri	$(105)	$83	$(148)	$121

See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except share data which is in thousands)
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Income	Retained Earnings	Total Equity of Capri	Non-controlling Interest	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at June 29, 2024	227,517	$—	$1,443	(109,735)	$(5,461)	$132	$5,465	$1,579	$3	$1,582
Net income (loss)	—	—	—	—	—	—	24	24	(1)	23
Other comprehensive loss	—	—	—	—	—	(129)	—	(129)	—	(129)
Total comprehensive loss	—	—	—	—	—	—	—	(105)	(1)	(106)
Vesting of restricted awards, net of forfeitures	54	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	11	—	—	—	—	11	—	11
Repurchase of ordinary shares	—	—	—	(12)	(1)	—	—	(1)	—	(1)
Balance at September 28, 2024	227,571	$—	$1,454	(109,747)	$(5,462)	$3	$5,489	$1,484	$2	$1,486

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Income	Retained Earnings	Total Equity of Capri	Non-controlling Interest	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at March 30, 2024	226,271	$—	$1,417	(109,641)	$(5,458)	$161	$5,479	$1,599	$1	$1,600
Net income	—	—	—	—	—	—	10	10	1	11
Other comprehensive loss	—	—	—	—	—	(158)	—	(158)	—	(158)
Total comprehensive (loss) income	—	—	—	—	—	—	—	(148)	1	(147)
Vesting of restricted awards, net of forfeitures	1,300	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	37	—	—	—	—	37	—	37
Repurchase of ordinary shares	—	—	—	(106)	(4)	—	—	(4)	—	(4)
Balance at September 28, 2024	227,571	$—	$1,454	(109,747)	$(5,462)	$3	$5,489	$1,484	$2	$1,486

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

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	September 28, 2024	September 30, 2023
Cash flows from operating activities
Net income	$11	$138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96	93
Share-based compensation expense	37	47
Deferred income taxes	3	(4)
Impairment of assets	43	20
Changes to lease related balances, net	(67)	(59)
Foreign currency (gain) loss	(15)	16
Other non-cash adjustments	6	8
Change in assets and liabilities:
Receivables, net	40	(23)
Inventories, net	(93)	(70)
Prepaid expenses and other current assets	23	(80)
Accounts payable	107	(112)
Accrued expenses and other current liabilities	(28)	(57)
Other long-term assets and liabilities	(30)	(14)
Net cash provided by (used in) operating activities	133	(97)
Cash flows from investing activities
Capital expenditures	(70)	(90)
Cash paid for business acquisitions, net of cash acquired	(9)	—
Net cash used in investing activities	(79)	(90)
Cash flows from financing activities
Debt borrowings	938	1,102
Debt repayments	(999)	(799)
Debt issuance costs	(2)	—
Repurchase of ordinary shares	(4)	(106)
Exercise of employee share options	—	1
Net cash (used in) provided by financing activities	(67)	198
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	(23)
Net decrease in cash, cash equivalents and restricted cash	(14)	(12)
Beginning of period	205	256
End of period	$191	$244
Supplemental disclosures of cash flow information
Cash paid for interest	$41	$48
Net cash paid for income taxes	$33	$65
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$16	$26
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
The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned or controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The interim consolidated financial statements as of September 28, 2024 and for the three and six months ended September 28, 2024 and September 30, 2023 are unaudited. The Company consolidates the results of its Versace business on a one-month lag, as consistent with prior periods. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with U.S. GAAP. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended March 30, 2024, as filed with the Securities and Exchange Commission on May 29, 2024, in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full fiscal year.
The Company utilizes a 52- to 53-week fiscal year and the term “Fiscal Year” or “Fiscal” refers to that 52-week or 53-week period. The results for the three and six months ended September 28, 2024 and September 30, 2023 are based on 13-week and 26-week periods, respectively. The Company’s Fiscal Year 2025 is a 52-week period ending March 29, 2025.
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
The Merger has been approved by the boards of directors of Capri and Tapestry and by the shareholders of Capri. Completion of the Merger is subject to, among other customary conditions, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Company has received regulatory approval from all countries except for the United States. In connection with the Merger, on April 22, 2024, the U.S. Federal Trade Commission (“FTC”) filed a lawsuit in the United States District Court for the Southern District of New York (the “District Court”) against Tapestry and the Company seeking to block the Merger, claiming that the Merger would violate Section 7 of the Clayton Act and that the Merger Agreement and the Merger constitute unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and should be enjoined. The preliminary injunction hearing concluded in September 2024, and on October 24, 2024, the District Court granted the FTC's motion for a preliminary injunction to enjoin the Merger pending the completion of the FTC's in-house administrative proceeding which is currently expected to begin on December 9, 2024. On October 28, 2024, Tapestry and Capri jointly filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit. The parties may not be successful on appeal and the appeal may not be heard on a timely basis. If the Merger is unable to be consummated, there can be no assurance that any other transaction acceptable to us will be offered and our business, prospects and/or results of operations may be adversely affected.

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
Cash, Cash Equivalents and Restricted Cash
All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Included in the Company’s cash and cash equivalents as of September 28, 2024 and March 30, 2024 are credit card receivables of $26 million and $28 million, respectively, which generally settle within two to three business days.
A reconciliation of cash, cash equivalents and restricted cash as of September 28, 2024 and March 30, 2024 from the consolidated balance sheets to the consolidated statements of cash flows is as follows (in millions):

	September 28, 2024	March 30, 2024
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$182	$199
Restricted cash included within prepaid expenses and other current assets	9	6
Total cash, cash equivalents and restricted cash shown on the consolidated statements of cash flows	$191	$205
Inventories
Inventories primarily consist of finished goods with the exception of raw materials and work in process. The combined total of raw materials and work in process recorded on the Company’s consolidated balance sheets was $48 million and $45 million as of September 28, 2024 and March 30, 2024, respectively.
Derivative Financial Instruments
Forward Foreign Currency Exchange Contracts
The Company may use forward foreign currency exchange contracts to manage its exposure to fluctuations in foreign currencies for certain transactions. The Company, in its normal course of business, enters into transactions with foreign suppliers and seeks to minimize risks related to these transactions. The Company employs these forward contracts to hedge the Company’s cash flows, as they relate to transactions denominated in foreign currencies. Certain of these contracts are designated as hedges for accounting purposes, while others remain undesignated. All of the Company’s derivative instruments are recorded on the Company’s consolidated balance sheets at fair value on a gross basis, regardless of their hedge designation.
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
Net Investment Hedges
The Company uses cross-currency swap agreements to hedge its net investments in foreign operations against future volatility in the exchange rates between different currencies. The Company has elected the spot method of designating these contracts under Accounting Standards Update (“ASU”) 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”, and has designated these contracts as net investment hedges. The net gain or loss on the net investment hedge is reported within foreign currency translation adjustments (“CTA”), as a component of accumulated other comprehensive income on the Company’s consolidated balance sheets. Interest accruals and coupon payments are recognized directly in interest (income) expense, net, in the Company’s consolidated statements of operations and comprehensive (loss) income. Upon discontinuation of a hedge, all previously recognized amounts remain in CTA until the net investment is sold or liquidated.
Fair Value Hedges
When a cross-currency swap is designated as a fair value hedge and qualifies as highly effective, the fair value hedge will be recorded at fair value each period on the Company’s consolidated balance sheets, with the difference resulting from the changes in the spot rate recognized in foreign currency (gain) loss on the Company’s consolidated statements of operations and comprehensive (loss) income, which will offset the earnings impact of the original transaction being hedged. If the fair value hedge is terminated and the underlying intercompany loans are settled, the accumulated other comprehensive income (“AOCI”) remaining from the hedge at the time of termination will be reclassified to foreign currency (gain) loss on the Company’s consolidated statements of operations and comprehensive (loss) income.
Interest Rate Swap Agreements
The Company also uses interest rate swap agreements to hedge the variability of its cash flows resulting from variable interest rates on the Company’s borrowings. When an interest rate swap agreement qualifies for hedge accounting as a cash flow hedge, the changes in the fair value are recorded in equity as a component of accumulated other comprehensive income and are reclassified into interest (income) expense, net in the same period during which the hedged transactions affect earnings.
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

The Company recognizes operating lease right-of-use assets and lease liabilities at the lease commencement date, based on the present value of fixed lease payments over the expected lease term. The Company uses its incremental borrowing rates to determine the present value of fixed lease payments based on the information available at the lease commencement date, as the rate implicit in the lease is not readily determinable for the Company’s leases. The Company’s incremental borrowing rates are based on the term of the leases, the economic environment of the leases and reflect the expected interest rate it would incur to borrow on a secured basis. Certain leases include one or more renewal options, generally for the same period as the initial term of the lease. The exercise of lease renewal options is generally at the Company’s sole discretion and as such, the Company typically determines that exercise of these renewal options is not reasonably certain. As a result, the Company generally does not include the renewal option period in the expected lease term and the associated lease payments are not included in the initial measurement of the operating lease right-of-use asset and lease liability. Certain leases also contain termination options with an associated penalty. Generally, the Company is reasonably certain not to exercise these options and as such, they are not included in the determination of the expected lease term. The Company recognizes operating lease expense on a straight-line basis over the lease term.

Leases with an initial lease term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for its short-term leases on a straight-line basis over the lease term.

The Company’s leases generally provide for payments of non-lease components, such as common area maintenance, real estate taxes and other costs associated with the leased property. The Company accounts for lease and non-lease components of its real estate leases together as a single lease component and, as such, includes fixed payments of non-lease components in the measurement of the operating lease right-of-use assets and lease liabilities for its real estate leases. Variable lease payments, such as percentage rent based on location sales, periodic adjustments for inflation, reimbursement of real estate taxes, any variable common area maintenance and any other variable costs associated with the leased property, are expensed as incurred as variable lease costs and are not recorded on the balance sheet. The Company’s lease agreements do not contain any material residual value guarantees or material restrictions or covenants.
The following table presents the Company’s supplemental cash flow information related to leases (in millions):

	Six Months Ended
	September 28, 2024	September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$248	$261
During the three and six months ended September 28, 2024, the Company recorded sublease income of $3 million and $5 million, respectively, within selling, general and administrative expenses. During the three and six months ended September 30, 2023, the Company recorded sublease income of $2 million and $4 million, respectively, within selling, general and administrative expenses.

Net Income per Share
The Company’s basic net income per ordinary share is calculated by dividing net income by the weighted average number of ordinary shares outstanding during the period. Diluted net income per ordinary share reflects the potential dilution that would occur if restricted share units (“RSUs”) or any other potentially dilutive instruments, including share options, were converted or exercised into ordinary shares. These potentially dilutive securities are included in diluted shares to the extent they are dilutive under the treasury stock method for the applicable periods. Performance-based RSUs are included in diluted shares if the related performance conditions are considered satisfied as of the end of the reporting period and to the extent they are dilutive under the treasury stock method.

The components of the calculation of basic net income per ordinary share and diluted net income per ordinary share are as follows (in millions, except share and per share data):

	Three Months Ended		Six Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Numerator:
Net income attributable to Capri	$24	$90	$10	$138
Denominator:
Basic weighted average shares	118,467,372	116,674,030	117,953,855	117,052,986
Weighted average dilutive share equivalents:
Share options, restricted stock units, and performance restricted stock units	310,351	889,543	563,243	870,117
Diluted weighted average shares	118,777,723	117,563,573	118,517,098	117,923,103

Basic net income per share (1)	$0.20	$0.77	$0.09	$1.18
Diluted net income per share (1)	$0.20	$0.77	$0.09	$1.17

(1)Basic and diluted net income per share are calculated using unrounded numbers.
During the three and six months ended September 28, 2024, share equivalents of 486,717 and 354,607 shares, respectively, have been excluded from the above calculations due to their anti-dilutive effect. Share equivalents of 441,685 and 364,628 shares have been excluded from the above calculations for the three and six months ended September 30, 2023, respectively, due to their anti-dilutive effect.
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
Tax Legislation
On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law by the Biden Administration, with tax provisions primarily focused on implementing a 15% corporate alternative minimum tax on global adjusted financial statement income ("CAMT") and a 1% excise tax on share repurchases. The CAMT was effective beginning Fiscal 2024 and is not expected to have a material impact on the Company’s effective tax rate, however the Company will continue to monitor for any potential impact as additional guidance becomes available. With respect to the 1% excise tax on net share repurchases, this provision of the Inflation Reduction Act was effective on January 1, 2023 and did not have a material impact on the Company’s consolidated financial statements.
On December 12, 2022, the European Union member states reached an agreement to implement the OECD’s reform of international taxation known as Pillar Two Global Anti-Base Erosion ("GloBE") Rules, which broadly mirrors certain provisions of the Inflation Reduction Act by imposing a 15% global minimum tax on multinational companies. GloBE has become effective for the Company during Fiscal 2025. Based upon the Company’s initial analysis, the Pillar Two initiatives are not projected to have a material impact on the Company’s consolidated financial statements. The Company will continue to evaluate its impact as further information becomes available.
On August 6, 2024, the United States Treasury and the Internal Revenue Service (“IRS”) released proposed regulations that address several long-standing issues related to dual consolidated losses and introduce new rules for disregarded payment losses. If finalized as proposed, the changes related to disregarded payment losses could impact how the Company utilizes certain deductions and losses to offset its U.S. income as part of its global financing activities. The Company will continue to evaluate its impact as further information becomes available.
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

Gift Cards. The Company sells gift cards that can be redeemed for merchandise, resulting in a contract liability upon issuance. Revenue is recognized when a gift card is redeemed or upon “breakage” for the estimated portion of gift cards that are not expected to be redeemed. “Breakage” revenue is calculated under the proportional redemption methodology, which considers the historical patterns of redemption in jurisdictions where the Company is not required to remit the value of the unredeemed gift cards as unclaimed property. The Company anticipates that substantially all of its outstanding gift cards will be redeemed within the next 12 months. The contract liability related to gift cards, net of estimated “breakage”, was $14 million and $15 million as of September 28, 2024 and March 30, 2024, respectively, is included in accrued expenses and other current liabilities on the Company’s consolidated balance sheets.
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

As of September 28, 2024, contractually guaranteed minimum fees from the Company’s license agreements expected to be recognized as revenue during future periods were as follows (in millions):

Contractually Guaranteed Minimum Fees
Remainder of Fiscal 2025	$19
Fiscal 2026	34
Fiscal 2027	30
Fiscal 2028	22
Fiscal 2029	19
Fiscal 2030 and thereafter	15
Total	$139
Sales Returns
The refund liability recorded as of September 28, 2024 was $37 million, and the related asset for the right to recover returned product as of September 28, 2024 was $11 million. The refund liability recorded as of March 30, 2024 was $48 million, and the related asset for the right to recover returned product as of March 30, 2024 was $14 million.
Contract Balances
Total contract liabilities were $25 million and $23 million as of September 28, 2024 and March 30, 2024, respectively. For the three and six months ended September 28, 2024, the Company recognized $4 million and $16 million, respectively, in revenue which related to contract liabilities that existed at March 30, 2024. For the three and six months ended September 30, 2023, the Company recognized $2 million and $7 million, respectively, in revenue which related to contract liabilities that existed at April 1, 2023. There were no material contract assets recorded as of September 28, 2024 and March 30, 2024.
There were no changes in historical variable consideration estimates that were materially different from actual results.

Disaggregation of Revenue
The following table presents the Company’s segment revenue disaggregated by geographic location (in millions):

	Three Months Ended		Six Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Versace - the Americas	$64	$96	$134	$178
Versace - EMEA	90	125	180	241
Versace - Asia	47	59	106	120
Total Versace	201	280	420	539

Jimmy Choo - the Americas	35	38	87	87
Jimmy Choo - EMEA	71	57	148	138
Jimmy Choo - Asia	34	37	78	90
Total Jimmy Choo	140	132	313	315

Michael Kors - the Americas	492	556	943	1,057
Michael Kors - EMEA	187	219	325	394
Michael Kors - Asia	59	104	145	215
Total Michael Kors	738	879	1,413	1,666

Total - the Americas	591	690	1,164	1,322
Total - EMEA	348	401	653	773
Total - Asia	140	200	329	425
Total revenue	$1,079	$1,291	$2,146	$2,520
See Note 4 in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2024 for a complete disclosure of the Company’s revenue recognition policy.
5. Receivables, net
Receivables, net, consist of (in millions):

	September 28, 2024	March 30, 2024
Trade receivables (1)	$289	$342
Receivables due from licensees	59	37
	348	379
Less: allowances	(50)	(47)
Total receivables, net	$298	$332

(1)As of September 28, 2024 and March 30, 2024, $68 million and $102 million, respectively, of trade receivables were insured.
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
The Company’s allowance for credit losses is determined through analysis of periodic aging of receivables and assessments of collectibility based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers and the impact of general economic conditions. The past due status of a receivable is based on its contractual terms. Amounts deemed uncollectible are written off against the allowance when it is probable the amounts will not be recovered. Allowance for credit losses was $17 million and $13 million as of September 28, 2024 and March 30, 2024, respectively. The Company had credit losses of $3 million and $4 million for the three and six months ended September 28, 2024, respectively.

The Company had credit losses of $1 million and $2 million for the three and six months ended September 30, 2023, respectively.
6. Property and Equipment, net
Property and equipment, net, consists of (in millions):

	September 28, 2024	March 30, 2024
Leasehold improvements	$552	$535
Computer equipment and software	337	279
Furniture and fixtures	199	187
Equipment	118	112
Building	54	49
In-store shops	41	43
Land	19	18
Total property and equipment, gross	1,320	1,223
Less: accumulated depreciation and amortization	(798)	(726)
Subtotal	522	497
Construction-in-progress	43	82
Total property and equipment, net	$565	$579
Depreciation and amortization of property and equipment for the three and six months ended September 28, 2024 was $37 million and $73 million, respectively. Depreciation and amortization of property and equipment for the three and six months ended September 30, 2023 was $37 million and $71 million, respectively. During the three and six months ended September 28, 2024 and September 30, 2023, the Company recorded $6 million in property and equipment impairment charges, respectively.
7. Intangible Assets and Goodwill

The following table details the carrying values of the Company’s intangible assets and goodwill (in millions):

	September 28, 2024	March 30, 2024
Definite-lived intangible assets:
Reacquired rights	$400	$400
Trademarks	23	23
Customer relationships (1)	420	401
Gross definite-lived intangible assets	843	824
Less: accumulated amortization	(344)	(314)
Net definite-lived intangible assets	499	510

Indefinite-lived intangible assets:
Jimmy Choo brand (2)	227	215
Versace brand (3)	692	669
Net indefinite-lived intangible assets	919	884

Total intangible assets, excluding goodwill	$1,418	$1,394

Goodwill (4)	$1,153	$1,106

(1)The change in the carrying value since March 30, 2024 reflects the impact of foreign currency translation adjustments.

(2)Includes accumulated impairment of $343 million as of September 28, 2024 and March 30, 2024. The change in the carrying value since March 30, 2024 reflects the impact of foreign currency translation adjustments.
(3)Includes accumulated impairment of $227 million as of September 28, 2024 and March 30, 2024. The change in the carrying value since March 30, 2024 reflects the impact of foreign currency translation adjustments.
(4)Includes accumulated impairment of $539 million related to the Jimmy Choo reporting units as of September 28, 2024 and March 30, 2024. The change in the carrying value since March 30, 2024 reflects the impact of the Sicla Acquisition, as well as the impact of foreign currency translation adjustments.

On May 2, 2024, the Company completed the acquisition of Calzaturificio Sicla S.r.l. (“Sicla Acquisition”), an Italian shoe manufacturer, for cash consideration of $9 million, net of cash acquired. The acquired identifiable assets and liabilities net to a nominal amount, with $9 million recognized in goodwill allocated to the Jimmy Choo reportable segment.
Amortization expense for the Company’s definite-lived intangible assets was $12 million and $23 million, respectively, for the three and six months ended September 28, 2024. Amortization expense for the Company’s definite-lived intangible assets was $11 million and $22 million, respectively, for the three and six months ended September 30, 2023.
8. Current Assets and Current Liabilities
Prepaid expenses and other current assets consist of the following (in millions):

	September 28, 2024	March 30, 2024
Prepaid taxes	$87	$88
Interest receivable related to hedges	39	42
Prepaid contracts	19	21
Restricted cash	9	6
Other accounts receivables	6	8
Other	43	50
Total prepaid expenses and other current assets	$203	$215

Accrued expenses and other current liabilities consist of the following (in millions):

	September 28, 2024	March 30, 2024
Other taxes payable	$41	$29
Return liabilities	37	48
Accrued advertising and marketing	37	29
Professional services	34	18
Accrued purchases and samples	25	16
Accrued rent (1)	18	17
Accrued capital expenditures	16	35
Accrued E-commerce	16	12
Gift cards and retail store credits	14	15
Accrued interest	12	17
Accrued retail store expense	6	8
Advance royalties	6	4
Restructuring liability	4	22
Accrued litigation	4	4
Other	55	36
Total accrued expenses and other current liabilities	$325	$310

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
During the three and six months ended September 28, 2024, the Company closed 8 and 19, respectively, of its retail stores which have been incorporated into the Global Optimization Plan. Net restructuring expenses recorded in connection with the Global Optimization Plan during the three and six months ended September 28, 2024 were $1 million and $2 million, respectively, primarily related to lease termination and store closure costs. The below table presents a roll forward of the Company’s restructuring liability related to its Global Optimization Plan (in millions):

	Severance and benefit costs	Lease-related and other costs		Total
Balance at March 30, 2024	$21	$1		$22
Additions charged to expense	—	3	(1)	3
Payments	(17)	(4)		(21)
Balance at September 28, 2024	$4	$—		$4

(1)Excludes $1 million of a gain on lease termination and store closure costs related to operating lease right-of-use assets recorded within restructuring and other expense (income) on the consolidated statements of operations and comprehensive (loss) income for the six months ended September 28, 2024.
Other Restructuring Costs
During the three months ended September 30, 2023, the Company recorded no net restructuring and other expense (income) which was the result of gains on the termination of leases fully offset by expenses primarily related to equity awards associated with the acquisition of Versace.
During the six months ended September 30, 2023, the Company recorded other income of $2 million, primarily related to a $10 million gain on the sale of a long-lived corporate asset, partially offset by expenses related to equity awards associated with the acquisition of Versace.
10. Debt Obligations
The following table presents the Company’s debt obligations (in millions):

	September 28, 2024	March 30, 2024
Revolving Credit Facilities	$719	$764
Versace Term Loan	502	486
Senior Notes due 2024 (1)	450	450
Other	38	24
Total debt	1,709	1,724
Less: Unamortized debt issuance costs	1	1
Total carrying value of debt	1,708	1,723
Less: Short-term debt (1)	471	462
Total long-term debt	$1,237	$1,261

(1)As of September 28, 2024, the Senior Notes, due in November 2024, are recorded within short-term debt on the Company’s consolidated balance sheets.

Senior Revolving Credit Facility
On July 1, 2022, the Company entered into a revolving credit facility (the “2022 Credit Facility”) with, among others, JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as administrative agent (the “Administrative Agent”), which refinanced its existing senior unsecured revolving credit facility. The Company, a U.S. subsidiary of the Company, a Canadian subsidiary of the Company, a Dutch subsidiary of the Company and a Swiss subsidiary of the Company are the borrowers under the 2022 Credit Facility, and the borrowers and certain subsidiaries of the Company provide unsecured guaranties of the 2022 Credit Facility. The 2022 Credit Facility replaced the third amended and restated senior unsecured credit facility, dated as of November 15, 2018 (the “2018 Credit Facility”), and matures on July 1, 2027.
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
The 2022 Credit Facility provides for an annual administration fee and a commitment fee equal to 7.5 basis points to 17.5 basis points per annum, which was 15.0 basis points as of September 28, 2024. The fees are based on the Company’s public debt ratings and/or net leverage ratio, applied to the average daily unused amount of the 2022 Credit Facility.
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
As of September 28, 2024 and March 30, 2024, the Company had $719 million and $764 million of borrowings outstanding under the 2022 Revolving Credit Facility, respectively. In addition, stand-by letters of credit of $2 million were outstanding as of both September 28, 2024 and March 30, 2024. As of September 28, 2024 and March 30, 2024, the amount available for future borrowings under the 2022 Revolving Credit Facility was $779 million and $734 million, respectively. The Company had $4 million and $5 million of deferred financing fees related to Revolving Credit Facilities for September 28, 2024 and March 30, 2024, respectively, and are recorded within other assets on the Company’s consolidated balance sheets.
On August 23, 2024, the Company entered into a first incremental term loan amendment (the “Amendment”) to its existing 2022 Credit Facility with, among others, JPMorgan Chase Bank, N.A., as Administrative Agent. The Amendment amended the Existing Credit Facility, to, among other things, provide for a $450 million senior unsecured delayed draw term loan facility (the “364 Day Term Loan”) that is available until November 1, 2024, the proceeds which must be used to repay the 4.25% senior unsecured notes issued by Michael Kors (USA), Inc., which mature on November 1, 2024.

The borrowing of the delayed draw term loan is subject to customary conditions, including pro forma compliance with the financial covenant in the Credit Facility, which requires the Company to maintain a net leverage ratio as of the end of each fiscal quarter of no greater than 4.0 to 1.0. When borrowed, the term loan will have a maturity date that is 364 days after the borrowing date. Amounts repaid or prepaid with respect of the term loan may not be reborrowed. The term loan will bear interest, at the Company’s option, at (i) an alternate base rate, which is the greatest of (x) the prime rate publicly announced from time to time by JPMorgan Chase, (y) the greater of the federal funds effective rate and the Federal Reserve Bank of New York overnight bank funding rate and zero, plus 50 basis points, and (z) the greater of term SOFR for an interest period of one month plus 10 basis points and zero, plus 100 basis points, or (ii) the greater of term SOFR for the applicable interest period plus 10 basis points (“Adjusted Term SOFR”) and zero; in each case, plus an applicable margin based on the Company’s public debt ratings and/or net leverage ratio. The 364 Day Term Loan is subject to a commitment fee which begins to accrue 45 days after the effective date of the Amendment until the facility terminates or the term loans are funded, which is equal to 10 basis points to 20 basis points per annum, based on the Company’s public debt ratings and/or net leverage ratio, applied to the average daily unused amount of the 364 Day Term Loan.
The term loan may be prepaid and commitments may be terminated or reduced by the Company without premium or penalty other than customary “breakage” costs with respect to loans bearing interest based upon Adjusted Term SOFR. In addition, the Company is required to apply an amount equal to the net proceeds from certain incurrences of indebtedness for borrowed money, issuances of equity interests and dispositions of assets (subject to customary reinvestment rights) to reduce the commitments under the 364 Day Term Loan, or after the term loan is funded, to prepay the term loan, subject to certain qualifications and exceptions.
As of September 28, 2024, there was no carrying value of the 364 Day Term Loan as it is yet to be drawn upon. As of September 28, 2024, $2 million of deferred financing fees were recorded within prepaid and other current assets on the Company’s consolidated balance sheet until the 364 Day Term Loan is drawn upon, which then will be recorded within short-term debt on the Company’s consolidated balance sheets.
As of September 28, 2024, and the date these financial statements were issued, the Company was in compliance with all covenants related to the 2022 Credit Facility.
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

As of September 28, 2024 and March 30, 2024, the carrying value of the Versace Term Loan was $501 million and $485 million, respectively, net of $1 million of deferred financing fees, which were recorded within long-term debt on the Company’s consolidated balance sheets.
As of September 28, 2024, and the date these financial statements were issued, the Company was in compliance with all covenants related to the Versace Term Loan.
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
As of September 28, 2024, the Senior Notes bear interest at a rate of 4.250% per year, subject to adjustments from time to time if either Moody’s or S&P (or a substitute rating agency therefore) downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the Senior Notes. Interest on the Senior Notes is payable semi-annually on May 1 and November 1 of each year, beginning on May 1, 2018.
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
As of both September 28, 2024 and March 30, 2024, the carrying value of the Senior Notes was $450 million, which is recorded within short-term debt on the Company’s consolidated balance sheets.
Versace Facilities
During Fiscal 2022, the Company's subsidiary, GIVI Holding S.r.l, entered into an agreement with Banco BPM Banking Group (“the Bank”) to sell certain tax receivables to the Bank in exchange for cash. The arrangement was determined to be a financing arrangement because the de-recognition criteria for the receivables was not met at the time of the cash receipt from the Bank. As of September 28, 2024 and March 30, 2024, the outstanding balance was $11 million, with $1 million and $10 million recorded within short-term debt and long-term debt, respectively, on the Company’s consolidated balance sheets.
Supplier Financing Program
The Company offers a supplier financing program which enables the Company’s inventory suppliers, at their sole discretion, to sell their receivables (i.e., the Company’s payment obligations to suppliers) to a financial institution on a non-recourse basis in order to be paid earlier than current payment terms provide. The Company’s obligations, including the amount due and scheduled payment dates, which generally do not exceed 90 days, are not impacted by a suppliers’ decision to participate in this program. The Company does not reimburse suppliers for any costs they incur to participate in the program and their participation is voluntary. The amount outstanding under this program as of September 28, 2024 and March 30, 2024 was $20 million and $11 million, respectively, and is presented as short-term debt on the Company’s consolidated balance sheets.
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

At September 28, 2024 and March 30, 2024, the fair values of the Company’s derivative contracts were determined using broker quotations, which were calculations derived from observable market information: the applicable currency rates at the balance sheet date and those forward rates particular to the contract at inception. The Company makes no adjustments to these broker obtained quotes or prices, but assesses the credit risk of the counterparty and would adjust the provided valuations for counterparty credit risk when appropriate. The fair value of the Company's derivative instruments are included in prepaid expenses and other current assets, other assets, accrued expenses and other current liabilities, and in other long-term liabilities on the consolidated balance sheets depending on whether they represent assets or liabilities of the Company and based on the maturity date of each individual hedge contract to classify as either short-term or long-term. See Note 13 for further detail.
All contracts are measured and recorded at fair value on a recurring basis and are categorized in Level 2 of the fair value hierarchy, as shown in the following table (in millions):

	Fair value at September 28, 2024 using:			Fair value at March 30, 2024 using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets:
Net investment hedges	$—	$—	$—	$—	$12	$—
Total derivative assets	$—	$—	$—	$—	$12	$—

Derivative liabilities:
Net investment hedges	$—	$342	$—	$—	$88	$—
Interest rate swaps	—	15	—	—	—	—
Total derivative liabilities	$—	$357	$—	$—	$88	$—

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

	September 28, 2024		March 30, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Revolving Credit Facilities	$719	$719	$764	$764
Versace Term Loan	$502	$502	$485	$487
Senior Notes due 2024	$450	$451	$450	$441

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
The Company recorded $43 million impairment charges during the three and six months ended September 28, 2024. The Company recorded $20 million of impairment charges during the three and six months ended September 30, 2023. The following table details the carrying values and fair values of the Company’s assets that have been impaired during the three and six months ended September 28, 2024 and the three and six months ended September 30, 2023 (in millions):

	Three and Six Months Ended September 28, 2024			Three and Six Months Ended September 30, 2023
	Carrying Value Prior to Impairment	Fair Value	Impairment Charge	Carrying Value Prior to Impairment	Fair Value	Impairment Charge
Operating Lease Right-of-Use Assets	$75	$38	$37	$24	$10	$14
Property and Equipment, net	9	3	6	7	1	6
Total	$84	$41	$43	$31	$11	$20
13. Derivative Financial Instruments
Forward Foreign Currency Exchange Contracts
The Company may use forward foreign currency exchange contracts to manage its exposure to fluctuations in foreign currencies for certain of its transactions. The Company, in its normal course of business, enters into transactions with foreign suppliers and seeks to minimize risks related to certain forecasted inventory purchases by using forward foreign currency exchange contracts. The Company only enters into derivative instruments with highly credit-rated counterparties. The Company does not enter into derivative contracts for trading or speculative purposes.

Changes in the fair value of the Company’s forward foreign currency exchange contracts that are designated as accounting hedges are recorded in equity as a component of accumulated other comprehensive income and are reclassified from accumulated other comprehensive income into earnings when the items underlying the hedged transactions are recognized into earnings, as a component of cost of goods sold within the Company’s consolidated statements of operations and comprehensive (loss) income. As of September 28, 2024, there were no forward foreign currency exchange contracts outstanding.
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
During the second quarter of Fiscal 2025, the Company terminated multiple fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $325 million related to its net investment in CHF denominated subsidiaries, of which resulted in the Company receiving an immaterial amount of cash. Subsequently, the Company entered into multiple fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $325 million related to its net investment in CHF denominated subsidiaries, of which the Company will exchange monthly fixed rate payments on United States Dollar notional amounts for fixed rate payments of 0.0% in CHF. As of September 28, 2024, the Company had $2.95 billion of hedges outstanding to hedge its net investment in CHF denominated subsidiaries. These contracts have maturity dates between July 2025 and October 2030 and are designated as net investment hedges.
As of March 30, 2024 and September 28, 2024, the Company had $1 billion of float-to-float cross-currency hedges outstanding to hedge its net investment in Euro denominated subsidiaries. The Company will exchange Euro floating rate payments based on EURIBOR for the United States dollar floating rate amounts based on SOFR CME Term over the life of the agreement. The fixed rate component of semi-annual Euro payments range from 1.149% to 1.215%. These contracts have maturity dates between May 2028 and August 2030 and are designated as net investment hedges.
As of March 30, 2024, the Company had $350 million of fixed-to-fixed cross-currency hedges outstanding related to its net investment in Euro denominated subsidiaries, of which the Company will exchange semi-annual fixed rate payments on United States Dollar notional amounts for fixed rate payments of 0.0% in Euro. During the first quarter of Fiscal 2025, the Company entered into fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $534 million, of which the Company will exchange monthly fixed rate payments on United States Dollar notional amounts for fixed rate payments of 0.0% in Euro.
During the second quarter of Fiscal 2025, the Company entered into additional fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $500 million, of which the Company will exchange monthly fixed rate payments on United States Dollar notional amounts for fixed rate payments of 0.0% in Euro. As of September 28, 2024, the Company had $1.384 billion of fixed-to-fixed cross-currency hedges outstanding related to its net investment in Euro denominated subsidiaries. These contracts have maturity dates between January 2027 and July 2031 and have been designated as net investment hedges.
When a cross-currency swap is used as a hedging instrument in a net investment hedge assessed under the spot method, the cross-currency basis spread is excluded from the assessment of hedge effectiveness and is recognized as a reduction in interest expense in the Company’s consolidated statements of operations and comprehensive (loss) income. Accordingly, the Company recorded interest income of $29 million and $53 million during the three and six months ended September 28, 2024, respectively, and $25 million and $40 million during the three and six months ended September 30, 2023, respectively.
The net gain or loss on net investment hedges are reported within CTA as a component of accumulated other comprehensive income on the Company’s consolidated balance sheets. Upon discontinuation of the hedge, such amounts remain in CTA until the related net investment is sold or liquidated.
Interest Rate Swaps
During the second quarter of Fiscal 2025, the Company entered into multiple interest rate swaps with aggregate notional amounts of €800 million. The swaps were designed to mitigate the impact of adverse interest rate fluctuations for a portion of the Company’s variable rate debt. €500 million of the total interest rate swaps entered into relate to the Company’s

Senior Revolving Credit Facility expiring July 2027. The Company will exchange monthly fixed rate payments of 2.922% and receive variable interest based on 1 month EURIBOR rate. The remaining €300 million of the interest rate swaps entered into relate to the Company’s Versace Term Loan expiring December 2025. The Company will exchange monthly fixed rate payments of 3.371% and receive variable interest based on 6 month EURIBOR rate. As of March 30, 2024, the Company did not have any interest rate swap agreements outstanding.

When an interest rate swap agreement qualifies for hedge accounting as a cash flow hedge, the changes in the fair value are recorded in equity as a component of accumulated other comprehensive income and are reclassified into interest (income) expense, net, in the same period in which the hedged transactions affect earnings. During the three and six months ended September 28, 2024, the Company recorded $1 million of interest income related to this agreement. As of September 30, 2023, the Company did not have interest income related to interest rate swap agreements as they were entered into during the second quarter of Fiscal 2025.
Fair Value Hedges
The Company is exposed to transaction risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany loans which will impact earnings on a consolidated basis. To manage the foreign currency exchange rate risk related to these balances, the Company had previously entered into cross-currency swap agreements to hedge its exposure in GBP denominated subsidiaries (the “GBP Fair Value Hedge”) on Euro denominated intercompany loans. As of March 30, 2024 and September 28, 2024, there were no fair value hedges outstanding.
When a cross-currency swap is designated as a fair value hedge and qualifies as highly effective, the fair value hedge will be recorded at fair value each period on the Company’s consolidated balance sheets, with the difference resulting from the changes in the spot rate recognized in foreign currency (gain) loss on the Company’s consolidated statements of operations and comprehensive (loss) income, which will offset the earnings impact of the underlying transaction being hedged. If the fair value hedge is terminated and the underlying intercompany loans are settled, the accumulated other comprehensive income (“AOCI”) remaining from the hedge at the time of termination will be reclassified to foreign currency (gain) loss on the Company’s consolidated statements of operations and comprehensive (loss) income. Accordingly, the Company recorded a foreign currency loss of $7 million and a foreign currency gain of $21 million during the three and six months ended September 30, 2023, respectively.
The following table details the fair value of the Company’s derivative contracts, which are recorded on a gross basis on the consolidated balance sheets as of September 28, 2024 and March 30, 2024 (in millions):

			Fair Value
	Notional Amounts		Assets			Liabilities
	September 28, 2024	March 30, 2024	September 28, 2024	March 30, 2024		September 28, 2024		March 30, 2024
Designated net investment hedges	$5,334	$3,850	$—	$12	(1)	$342	(2)	$88	(2)
Designated interest rate swaps	893	—	—	—		15	(2)	—
Total	$6,227	$3,850	$—	$12		$357		$88

(1)Recorded within other assets on the Company’s consolidated balance sheets.
(2)As of September 28, 2024, the Company recorded $23 million within accrued expenses and current liabilities and $334 million within other long-term liabilities on the Company’s consolidated balance sheets. As of March 30, 2024, the Company recorded $3 million within accrued expenses and current liabilities and $85 million within other long-term liabilities on the Company’s consolidated balance sheets.

The Company records and presents the fair value of all of its derivative assets and liabilities on its consolidated balance sheets on a gross basis, as shown in the above table. However, if the Company were to offset and record the asset and liability balances for its derivative instruments on a net basis in accordance with the terms of its master netting arrangements, which provide for the right to set-off amounts for similar transactions denominated in the same currencies and with the same banks, the resulting impact as of September 28, 2024 and March 30, 2024 would be as follows (in millions):

	Net Investment Hedges		Interest Rate Swaps
	September 28, 2024	March 30, 2024	September 28, 2024	March 30, 2024
Assets subject to master netting arrangements	$—	$12	$—	$—
Liabilities subject to master netting arrangements	$342	$88	$15	$—
Derivative assets, net	$—	$8	$—	$—
Derivative liabilities, net	$342	$84	$15	$—
Currently, the Company’s master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties.
The following table summarizes the pre-tax impact of the losses on the Company’s designated net investment hedges, fair value hedges and interest rate swaps (in millions):

	Three Months Ended		Six Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	Pre-Tax Losses Recognized in OCI	Pre-Tax Losses Recognized in OCI	Pre-Tax Losses Recognized in OCI	Pre-Tax Losses Recognized in OCI
Designated net investment hedges	$(240)	$(79)	$(266)	$(25)
Designated interest rate swaps	$(15)	$—	$(15)	$—
Designated fair value hedge	$—	$(16)	$—	$(9)
The following tables summarize the pre-tax impact of the gains within the consolidated statements of operations and comprehensive (loss) income related to the designated forward foreign currency exchange contracts for the three and six months ended September 28, 2024 and September 30, 2023 (in millions):

	Three Months Ended
	Pre-Tax Gain Reclassified from Accumulated OCI		Location of Gain Recognized
	September 28, 2024	September 30, 2023
Designated forward foreign currency exchange contracts	$—	$1	Cost of goods sold

	Six Months Ended
	Pre-Tax Gain Reclassified from Accumulated OCI		Location of Gain Recognized
	September 28, 2024	September 30, 2023
Designated forward foreign currency exchange contracts	$—	$4	Cost of goods sold
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
During the six months ended September 28, 2024, the Company did not purchase any shares, including commissions, through open market transactions under the Existing Share Repurchase Plan. As of September 28, 2024, the remaining availability under the Company’s Existing Share Repurchase Plan was $300 million.
During the six months ended September 30, 2023, the Company purchased 2,637,102 shares for a total cost of approximately $100 million including commissions, through open market transactions under the Existing Share Repurchase Plan.
The Company also has in place a “withhold to cover” repurchase program, which allows the Company to withhold ordinary shares from certain executive officers and directors to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards. During the six month periods ended September 28, 2024 and September 30, 2023, the Company withheld 105,470 shares and 172,112 shares, respectively, with a fair value of $4 million and $6 million, respectively, in satisfaction of minimum tax withholding obligations relating to the vesting of restricted share awards.
Accumulated Other Comprehensive Income
The following table details changes in the components of accumulated other comprehensive income (“AOCI”), net of taxes, for the six months ended September 28, 2024 and September 30, 2023, respectively (in millions):

	Foreign Currency Translation Adjustments (1)	Net (Loss) Gain on Derivatives (2)	Other Comprehensive Income Attributable to Capri
Balance at March 30, 2024	$161	$—	$161
Other comprehensive loss before reclassifications	(147)	(11)	(158)
Less: amounts reclassified from AOCI to earnings	—	—	—
Other comprehensive loss, net of tax	(147)	(11)	(158)
Balance at September 28, 2024	$14	$(11)	$3

Balance at April 1, 2023	$143	$4	$147
Other comprehensive loss before reclassifications	(13)	—	(13)
Less: amounts reclassified from AOCI to earnings	—	4	4
Other comprehensive loss, net of tax	(13)	(4)	(17)
Balance at September 30, 2023	$130	$—	$130

(1)Foreign currency translation adjustments for the six months ended September 28, 2024 primarily include a $199 million loss, net of taxes of $67 million, relating to the Company’s net investment hedges partially offset by a net $52 million translation gain. Foreign currency translation adjustments for the six months ended September 30, 2023 primarily include a net $29 million translation loss, partially offset by a $16 million gain, net of taxes, relating to the Company’s net investment and fair value hedges.
(2)Reclassified amounts primarily relate to the Company’s forward foreign currency exchange contracts for inventory purchases and are recorded within cost of goods sold in the Company’s consolidated statements of operations and comprehensive (loss) income. All tax effects were not material for the periods presented.

15. Share-Based Compensation
The Company grants equity awards to certain employees and directors of the Company at the discretion of the Company’s Compensation and Talent Committee. The Company has two equity plans, one stock option plan adopted in Fiscal 2008 (as amended and restated, the “2008 Plan”), and an Omnibus Incentive Plan adopted in the third fiscal quarter of Fiscal 2012 and amended and restated with shareholder approval in May 2015, and again in June 2020 (the “Incentive Plan”). The 2008 Plan only provided for grants of share options and was authorized to issue up to 23,980,823 ordinary shares. As of September 28, 2024, there were no shares available to grant equity awards under the 2008 Plan.
The Incentive Plan allows for grants of share options, restricted shares and RSUs, and other equity awards, and authorizes a total issuance of up to 22,471,000 ordinary shares after amendments in August 2022. At September 28, 2024, there were 2,506,038 ordinary shares available for future grants of equity awards under the Incentive Plan. Option grants issued from the 2008 Plan generally expire ten years from the date of the grant, and those issued under the Incentive Plan generally expire seven years from the date of the grant.
The following table summarizes the Company’s share-based compensation activity during the six months ended September 28, 2024:

	Options	Service-Based RSUs	Performance-Based RSUs
Outstanding/Unvested at March 30, 2024	191,967	2,688,284	368,932
Granted	—	1,972,776	—
Exercised/Vested	—	(1,337,365)	(12,318)
Canceled/Forfeited	(9,036)	(210,329)	—
Outstanding/Unvested at September 28, 2024	182,931	3,113,366	356,614
The weighted average grant date fair value of service-based RSUs granted during the six months ended September 28, 2024 was $32.20. There were no performance-based RSUs granted during the six months ended September 28, 2024. The weighted average grant date fair value of service-based and performance-based RSUs granted during the six months ended September 30, 2023 was $36.87 and $36.82, respectively.
Share-Based Compensation Expense
The following table summarizes compensation expense attributable to share-based compensation for the three and six months ended September 28, 2024 and September 30, 2023 (in millions):

	Three Months Ended		Six Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Share-based compensation expense	$11	$17	$37	$47
Tax benefit related to share-based compensation expense	$3	$2	$7	$7
Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on historical forfeiture rates. The estimated value of future forfeitures for equity awards as of September 28, 2024 is approximately $7 million. There are no forfeitures for performance-based RSUs.
See Note 17 in the Company’s Fiscal 2024 Annual Report on Form 10-K for additional information relating to the Company’s share-based compensation awards.
16. Income Taxes
The Company’s effective tax rate for the three and six months ended September 28, 2024 was 309.1% and 155.0%, respectively. This rate differs from the United Kingdom (“U.K.”) federal statutory rate of 25% primarily related to the release of $29 million of an uncertain tax provision related to Italian share-based compensation tax deductions as a result of a recently issued tax ruling for the three and six months ended September 28, 2024.

The Company’s effective tax rate for the three and six months ended September 30, 2023 was 10.9% and 8.6%, respectively. This rate differs from the U.K. federal statutory rate of 25% primarily due to the impact of global financing activities, the release of uncertain tax positions outside the U.S. for the three and six months ended September 30, 2023 and the release of a valuation allowance on Korean deferred tax assets during the six months ended September 30, 2023.
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
On August 6, 2024, the United States Treasury and the IRS released proposed regulations that address several long-standing issues related to dual consolidated losses and introduce new rules for disregarded payment losses. If finalized as proposed, the changes related to disregarded payment losses could impact how the Company utilizes certain deductions and losses to offset its U.S. income as part of its global financing activities. The Company will continue to evaluate its impact as further information becomes available.
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
•Michael Kors — segment includes revenue generated through the sale of Michael Kors products through four primary Michael Kors retail formats: “Collection” stores, “Lifestyle” stores (including concessions), outlet stores and e-commerce sites, through which the Company sells Michael Kors products, as well as licensed products bearing the Michael Kors name, directly to consumers throughout the Americas, certain parts of EMEA and certain parts of Asia. The Company also sells Michael Kors products directly to department stores, primarily located across the Americas and Europe, to specialty stores and travel retail shops, and to its geographic licensees. In addition, revenue is generated through product and geographic licensing arrangements, which allow third parties to use the Michael Kors brand name and trademarks in connection with the manufacturing and sale of products, including watches, jewelry, fragrances and eyewear.

In addition to these reportable segments, the Company has certain corporate costs that are not directly attributable to its brands and, therefore, are not allocated to its segments. Such costs primarily include certain administrative, corporate occupancy, shared service and information technology system expenses, including enterprise resource planning system implementation costs and Capri transformation program costs. In addition, certain other costs are not allocated to segments, including Merger related costs, impairment charges and restructuring and other (expense) income. The segment structure is consistent with how the Company’s CODM plans and allocates resources, manages the business and assesses performance. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance.
The following table presents the key performance information of the Company’s reportable segments (in millions):

	Three Months Ended		Six Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Total revenue:
Versace	$201	$280	$420	$539
Jimmy Choo	140	132	313	315
Michael Kors	738	879	1,413	1,666
Total revenue	$1,079	$1,291	$2,146	$2,520

Income (loss) from operations:
Versace	$(3)	$35	$(20)	$38
Jimmy Choo	(5)	(9)	(1)	7
Michael Kors	87	169	162	299
Total segment income from operations	79	195	141	344
Less: Corporate expenses	(63)	(71)	(127)	(142)
Impairment of assets (1)	(43)	(20)	(43)	(20)
Merger related costs	(10)	(4)	(15)	(4)
Restructuring and other (expense) income	(1)	—	(2)	2
Total (loss) income from operations	$(38)	$100	$(46)	$180

(1)Impairment of assets during the three and six months ended September 28, 2024 and September 30, 2023 primarily related to operating lease right-of-use assets at certain Versace and Michael Kors store locations.

Depreciation and amortization expense for each segment are as follows (in millions):

	Three Months Ended		Six Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Depreciation and amortization:
Versace	$14	$13	$28	$26
Jimmy Choo	8	8	15	15
Michael Kors	20	20	40	41
Corporate	7	7	13	11
Total depreciation and amortization	$49	$48	$96	$93

Total revenue (based on country of origin) by geographic location are as follows (in millions):

	Three Months Ended		Six Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Revenue:
The Americas (United States, Canada and Latin America) (1)	$591	$690	$1,164	$1,322
EMEA	348	401	653	773
Asia	140	200	329	425
Total revenue	$1,079	$1,291	$2,146	$2,520

(1)Total revenue earned in the U.S. was $529 million and $1.052 billion, respectively, for the three and six months ended September 28, 2024. Total revenue earned in the U.S. was $617 million and $1.195 billion, respectively, for the three and six months ended September 30, 2023.
18. Subsequent Events
On October 24, 2024, the District Court granted the FTC's motion for a preliminary injunction to enjoin the Merger pending the completion of the FTC's in-house administrative proceeding which is currently expected to begin on December 9, 2024. On October 28, 2024, Tapestry and Capri jointly filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit. See Note 2 for additional information related to the proposed Merger.
On November 1, 2024, the Company’s Senior Notes matured. In order to pay the Senior Notes at maturity, the Company borrowed $450 million under its 364 Day Term Loan which is due on October 31, 2025. See Note 10 for additional information related to the 364 Day Term Loan.

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
The Merger has been approved by the boards of directors of Capri and Tapestry and by the shareholders of Capri. Completion of the Merger is subject to, among other customary conditions, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Company has received regulatory approval from all countries except for the United States. In connection with Tapestry’s proposed acquisition of Capri, on April 22, 2024, the U.S. FTC filed a lawsuit in the United States District Court for the Southern District of New York (the “District Court”) against Tapestry and the Company seeking to block the Merger, claiming that the Merger would violate Section 7 of the Clayton Act and that the Merger Agreement and the Merger constitute unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and should be enjoined. The preliminary injunction hearing concluded in September 2024, and on October 24, 2024, the District Court granted the FTC's motion for a preliminary injunction to enjoin the Merger pending the completion of the FTC's in-house administrative proceeding which is currently expected to begin on December 9, 2024. On October 28, 2024, Tapestry and Capri jointly filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit. The parties may not be successful on appeal and the appeal may not be heard on a timely basis. If the Merger is unable to be consummated, there can be no assurance that any other transaction acceptable to us will be offered and our business, prospects and/or results of operations may be adversely affected.
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
Certain Factors Affecting Financial Condition and Results of Operations
Macroeconomic conditions and inflationary pressures. Global economic conditions and the related impact on levels of consumer spending worldwide impacted our business in the first half of Fiscal 2025, and are likely to continue to impact our business and the luxury accessories, footwear and apparel industry overall for the foreseeable future. Inflation, rising interest rates, higher fuel and energy costs and commodity prices, reductions in net worth based on market declines and uncertainty, home prices, credit availability and consumer debt levels, concerns of a global banking crisis, political instability due to war or other geopolitical factors, including national elections such as the U.S. presidential election, and other macroeconomic pressures and general uncertainty regarding the overall future economic environment have created a challenging retail environment, which is expected to continue in the near term. Purchases of discretionary luxury items, such as the accessories, footwear and apparel that we produce, tend to decline when disposable income is lower or when there are recessions, inflationary pressures or other economic uncertainty which could negatively affect our financial condition and results of operations.
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
Michael Kors
We generate revenue through the sale of Michael Kors products through four primary Michael Kors retail formats: “Collection” stores, “Lifestyle” stores (including concessions), outlet stores and e-commerce, through which we sell our products, as well as licensed products bearing our name, directly to consumers throughout the Americas, certain parts of EMEA and certain parts of Asia. Our Michael Kors e-commerce business includes e-commerce sites in the United States, Canada, EMEA and Asia. We also sell Michael Kors products directly to department stores, primarily located across the Americas and EMEA, to specialty stores and travel retail shops in the Americas, Europe and Asia, and to our geographic licensees in certain parts of EMEA, Asia and Brazil. In addition, revenue is generated through product and geographic licensing arrangements, which allow third parties to use the Michael Kors brand name and trademarks in connection with the manufacturing and sale of products, including watches, jewelry, fragrances and eyewear, as well as through geographic licensing arrangements, which allow third parties to use the Michael Kors tradename in connection with the retail and/or wholesale sales of our Michael Kors branded products in specific geographic regions.
Unallocated Corporate Expenses
In addition to the reportable segments discussed above, we have certain corporate costs that are not directly attributable to our brands and, therefore, are not allocated to segments. Such costs primarily include certain administrative, corporate occupancy, shared service and information technology systems expenses, including system implementation costs and Capri transformation program costs. In addition, certain other costs are not allocated to segments, including Merger related costs, impairment charges and restructuring and other (expense) income. The segment structure is consistent with how our chief operating decision maker plans and allocates resources, manages the business and assesses performance. The following table presents our total revenue and income from operations by segment for the three and six months ended September 28, 2024 and September 30, 2023 (in millions):

	Three Months Ended		Six Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Total revenue:
Versace	$201	$280	$420	$539
Jimmy Choo	140	132	313	315
Michael Kors	738	879	1,413	1,666
Total revenue	$1,079	$1,291	$2,146	$2,520

Income (loss) from operations:
Versace	$(3)	$35	$(20)	$38
Jimmy Choo	(5)	(9)	(1)	7
Michael Kors	87	169	162	299
Total segment income from operations	79	195	141	344
Less: Corporate expenses	(63)	(71)	(127)	(142)
Impairment of assets (1)	(43)	(20)	(43)	(20)
Merger related costs	(10)	(4)	(15)	(4)
Restructuring and other (expense) income	(1)	—	(2)	2
Total (loss) income from operations	$(38)	$100	$(46)	$180

(1)Impairment of assets during the three and six months ended September 28, 2024 and September 30, 2023 primarily related to operating lease right-of-use assets at certain Versace and Michael Kors store locations.
The following table presents our global network of retail stores by brand:

	As of
	September 28, 2024	September 30, 2023
Number of full price retail stores (including concessions):
Versace	176	167
Jimmy Choo	169	180
Michael Kors	446	496
	791	843

Number of outlet stores:
Versace	60	63
Jimmy Choo	57	57
Michael Kors	309	306
	426	426

Total number of retail stores	1,217	1,269

The following table presents our retail stores by geographic location:

	As of			As of
	September 28, 2024			September 30, 2023
	Versace	Jimmy Choo	Michael Kors	Versace	Jimmy Choo	Michael Kors
Store count by region:
The Americas	47	43	292	43	43	309
EMEA	58	66	153	61	71	171
Asia	131	117	310	126	123	322
	236	226	755	230	237	802
Key Consolidated Performance Indicators and Statistics
We use a number of key indicators of operating results to evaluate our performance, including the following (dollars in millions):

	Three Months Ended		Six Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Total revenue	$1,079	$1,291	$2,146	$2,520
Gross profit as a percent of total revenue	64.3%	64.4%	64.4%	65.2%
(Loss) income from operations	$(38)	$100	$(46)	$180
(Loss) income from operations as a percent of total revenue	(3.5)%	7.7%	(2.1)%	7.1%
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

Results of Operations
Comparison of the three months ended September 28, 2024 with the three months ended September 30, 2023
The following table details the results of our operations for the three months ended September 28, 2024 and September 30, 2023, and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Three Months Ended		$ Change	% Change	% of Total Revenue for the Three Months Ended
	September 28, 2024	September 30, 2023			September 28, 2024	September 30, 2023
Statements of Operations Data:
Total revenue	$1,079	$1,291	$(212)	(16.4)%
Cost of goods sold	385	459	(74)	(16.1)%	35.7%	35.6%
Gross profit	694	832	(138)	(16.6)%	64.3%	64.4%
Selling, general and administrative expenses	639	664	(25)	(3.8)%	59.2%	51.4%
Depreciation and amortization	49	48	1	2.1%	4.5%	3.7%
Impairment of assets	43	20	23	NM	4.0%	1.5%
Restructuring and other expense	1	—	1	NM	0.1%	—%
Total operating expenses	732	732	—	—%	67.8%	56.7%
(Loss) income from operations	(38)	100	(138)	NM	(3.5)%	7.7%
Other income, net	—	(1)	1	NM	—%	(0.1)%
Interest (income) expense, net	(10)	3	(13)	NM	(0.9)%	0.2%
Foreign currency gain	(17)	(3)	(14)	NM	(1.6)%	(0.2)%
(Loss) income before income taxes	(11)	101	(112)	NM	(1.0)%	7.8%
(Benefit) provision for income taxes	(34)	11	(45)	NM	(3.2)%	0.9%
Net income	23	90	(67)	(74.4)%
Less: Net loss attributable to noncontrolling interest	(1)	—	(1)	NM
Net income attributable to Capri	$24	$90	$(66)	(73.3)%

NM Not meaningful
Total Revenue
Total revenue decreased $212 million, or 16.4%, to $1.079 billion on both a reported and constant currency basis for the three months ended September 28, 2024, compared to $1.291 billion for the three months ended September 30, 2023, primarily attributable to continuing macroeconomic headwinds resulting in softening demand globally for fashion luxury goods primarily impacting our Michael Kors and Versace brands.

	Three Months Ended			% Change
(in millions)	September 28, 2024	September 30, 2023	$ Change	As Reported	Constant Currency
Versace	$201	$280	$(79)	(28.2)%	(28.2)%
Jimmy Choo	140	132	8	6.1%	5.3%
Michael Kors	738	879	(141)	(16.0)%	(15.9)%
Total revenue	$1,079	$1,291	$(212)	(16.4)%	(16.4)%
•Versace revenues decreased $79 million, or 28.2%, to $201 million on both a reported and constant currency basis for the three months ended September 28, 2024, compared to $280 million for the three months ended September 30, 2023, primarily due to softening demand globally for fashion luxury goods.
•Jimmy Choo revenues increased $8 million, or 6.1%, to $140 million for the three months ended September 28, 2024, compared to $132 million for the three months ended September 30, 2023, which included favorable foreign currency effects of $1 million. On a constant currency basis, revenue increased $7 million, or 5.3%, primarily attributable to higher revenues from our licensing business and the timing of wholesale shipments.
•Michael Kors revenue decreased $141 million, or 16.0%, to $738 million for the three months ended September 28, 2024, compared to $879 million for the three months ended September 30, 2023, which included unfavorable foreign currency effects of $1 million. On a constant currency basis, revenue decreased $140 million, or 15.9%, primarily due to softening demand globally for fashion luxury goods.
Gross Profit
Gross profit decreased $138 million, or 16.6%, to $694 million for the three months ended September 28, 2024, compared to $832 million for the three months ended September 30, 2023. Gross profit as a percentage of total revenue was 64.3% and 64.4% for the three months ended September 28, 2024 and September 30, 2023, respectively. The gross profit margin decrease was primarily related to lower full price sell-throughs offset by favorable channel mix for the three months ended September 28, 2024, as compared to the three months ended September 30, 2023.
Total Operating Expenses
Total operating expenses were $732 million for both the three months ended September 28, 2024 and the three months ended September 30, 2023, respectively. Our operating expenses included a net unfavorable foreign currency impact of approximately $1 million. Total operating expenses increased to 67.8% as a percentage of total revenue for the three months ended September 28, 2024, compared to 56.7% for the three months ended September 30, 2023. The components that comprise total operating expenses are explained below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $25 million, or 3.8%, to $639 million for the three months ended September 28, 2024, compared to $664 million for the three months ended September 30, 2023, primarily due to decreased retail store costs, marketing spend and unallocated corporate expenses for the three months ended September 28, 2024.
As a percentage of total revenue, selling, general and administrative expenses increased to 59.2% for the three months ended September 28, 2024, compared to 51.4% for the three months ended September 30, 2023, primarily due to deleveraging of expenses on lower revenues for the three months ended September 28, 2024.
Unallocated corporate expenses, which are included within selling, general and administrative expenses discussed above, but are not directly attributable to a reportable segment, decreased $8 million, or 11.3%, to $63 million for the three months ended September 28, 2024 as compared to $71 million for the three months ended September 30, 2023, primarily due to a decrease in professional fees and information technology costs related to certain Capri transformation projects which are now complete.
Impairment of Assets
For the three months ended September 28, 2024, we recognized asset impairment charges of $43 million primarily related to operating lease right-of-use assets at certain Versace and Michael Kors store locations. For the three months ended September 30, 2023, we recognized asset impairment charges of $20 million primarily related to operating lease right-of-use assets at certain Versace and Michael Kors store locations. See Note 12 to the accompanying consolidated financial statements for additional information.
Restructuring and Other Expense (Income)
During the three months ended September 28, 2024, we recorded expenses of $1 million primarily related to lease termination and store closure costs. During the three months ended September 30, 2023, we recorded no net restructuring and other expense which was the result of gains on the termination of leases fully offset by expenses primarily related to equity awards associated with the acquisition of Versace. See Note 9 to the accompanying consolidated financial statements for additional information.
Restructuring and other expense is not evaluated as part of our reportable segments’ results (See Segment Information above for additional information).

(Loss) Income from Operations
As a result of the foregoing, loss from operations was $38 million for three months ended September 28, 2024, compared to income from operations of $100 million for the three months ended September 30, 2023. Loss from operations as a percentage of total revenue was 3.5% for the three months ended September 28, 2024, compared to income from operations of 7.7% for the three months ended September 30, 2023. See Segment Information above for a reconciliation of our segment operating income to total operating (loss) income.

	Three Months Ended
(in millions)	September 28, 2024	September 30, 2023	$ Change	% Change
Income (loss) from operations:
Versace	$(3)	$35	$(38)	NM
Jimmy Choo	(5)	(9)	4	(44.4)%
Michael Kors	87	169	(82)	(48.5)%
Total segment income from operations	$79	$195	$(116)	(59.5)%
Operating Margin:
Versace	(1.5)%	12.5%
Jimmy Choo	(3.6)%	(6.8)%
Michael Kors	11.8%	19.2%

NM Not meaningful
•Versace recorded a loss from operations of $3 million for the three months ended September 28, 2024, compared to income of $35 million for the three months ended September 30, 2023. Operating margin decreased from 12.5% for the three months ended September 30, 2023, to an operating loss of 1.5% for the three months ended September 28, 2024, primarily due to deleveraging of operating expenses on lower revenues partially offset by favorable channel mix compared to the prior year.
•Jimmy Choo recorded a loss from operations of $5 million for the three months ended September 28, 2024, compared to $9 million for the three months ended September 30, 2023. Operating margin improved from a loss of 6.8% for the three months ended September 30, 2023 to an operating loss of 3.6% for the three months ended September 28, 2024, primarily due to leveraging of operating expenses on higher revenues and lower marketing expenses compared to the prior year.
•Michael Kors recorded income from operations of $87 million for the three months ended September 28, 2024, compared to $169 million for the three months ended September 30, 2023. Operating margin decreased from 19.2% for the three months ended September 30, 2023, to 11.8% for the three months ended September 28, 2024, primarily due to deleveraging of operating expenses on lower revenues compared to the prior year.
Interest (Income) Expense, net
For the three months ended September 28, 2024, we recognized $10 million of interest income compared to $3 million of interest expense for the three months ended September 30, 2023. The $13 million improvement in interest (income) expense, net, is primarily due to lower average borrowings and effective interest rates on our outstanding debt and higher interest income from our net investment hedges (see Note 10 and Note 13 to the accompanying consolidated financial statements for additional information).
Foreign Currency Gain
For the three months ended September 28, 2024 and September 30, 2023, we recognized a net foreign currency gain of $17 million and $3 million, respectively, primarily attributable to the remeasurement of intercompany transactions with certain of our subsidiaries.

(Benefit) Provision for Income Taxes
The benefit for income taxes was $34 million on a pre-tax loss of $11 million for the three months ended September 28, 2024, compared to a provision of $11 million on pre-tax income of $101 million for the three months ended September 30, 2023. Our effective tax rate for the three months ended September 28, 2024 compared to our effective tax rate for the three months ended September 30, 2023 is not a meaningful metric due to the pre-tax loss in the current year and pre-tax income for the prior year. Our effective tax rate differs from the United Kingdom (“U.K.”) federal statutory rate of 25% primarily related to the release of $29 million of an uncertain tax provision related to Italian share-based compensation tax deductions as a result of a recently issued, favorable tax ruling.
Our effective tax rate may fluctuate from time to time due to the effects of changes in United States federal, state and local taxes and tax rates in foreign jurisdictions. In addition, factors such as the geographic mix of earnings, enacted tax legislation and the results of various global tax strategies, may also impact our effective tax rate in future periods.
On August 6, 2024, the United States Treasury and the Internal Revenue Service (“IRS”) released proposed regulations that address several long-standing issues related to dual consolidated losses and introduce new rules for disregarded payment losses. If finalized as proposed, the changes related to disregarded payment losses could impact how we utilize certain deductions and losses to offset our U.S. income as part of our global financing activities. As a result, this could increase our effective tax rate in Fiscal 2026 and beyond. We will continue to evaluate its impact as further information becomes available.
Net Income Attributable to Capri
As a result of the foregoing, our net income decreased $66 million to $24 million for the three months ended September 28, 2024, compared to $90 million for the three months ended September 30, 2023.

Results of Operations
Comparison of the six months ended September 28, 2024 with the six months ended September 30, 2023
The following table details the results of our operations for the six months ended September 28, 2024 and September 30, 2023, and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Six Months Ended		$ Change	% Change	% of Total Revenue for the Six Months Ended
	September 28, 2024	September 30, 2023			September 28, 2024	September 30, 2023
Statements of Operations Data:
Total revenue	$2,146	$2,520	$(374)	(14.8)%
Cost of goods sold	763	876	(113)	(12.9)%	35.6%	34.8%
Gross profit	1,383	1,644	(261)	(15.9)%	64.4%	65.2%
Selling, general and administrative expenses	1,288	1,353	(65)	(4.8)%	60.0%	53.7%
Depreciation and amortization	96	93	3	3.2%	4.5%	3.7%
Impairment of assets	43	20	23	NM	2.0%	0.8%
Restructuring and other expense (income)	2	(2)	4	NM	0.1%	(0.1)%
Total operating expenses	1,429	1,464	(35)	(2.4)%	66.6%	58.1%
(Loss) income from operations	(46)	180	(226)	NM	(2.1)%	7.1%
Interest (income) expense, net	(14)	11	(25)	NM	(0.7)%	0.4%
Foreign currency (gain) loss	(12)	18	(30)	NM	(0.6)%	0.7%
(Loss) income before income taxes	(20)	151	(171)	NM	(0.9)%	6.0%
(Benefit) provision for income taxes	(31)	13	(44)	NM	(1.4)%	0.5%
Net income	11	138	(127)	(92.0)%
Less: Net income attributable to noncontrolling interest	1	—	1	NM
Net income attributable to Capri	$10	$138	$(128)	(92.8)%

NM Not meaningful
Total Revenue
Total revenue decreased $374 million, or 14.8%, to $2.146 billion for the six months ended September 28, 2024, compared to $2.520 billion for the six months ended September 30, 2023, which included net unfavorable foreign currency effects of approximately $13 million, as a result of the strengthening of the United States dollar compared to the Japanese Yen, Chinese Renminbi and Euro for the six months ended September 28, 2024. On a constant currency basis, our total revenue decreased $361 million, or 14.3%. The decrease is primarily attributable to continuing macroeconomic headwinds resulting in softening demand globally for fashion luxury goods impacting each of our brands.

	Six Months Ended			% Change
(in millions)	September 28, 2024	September 30, 2023	$ Change	As Reported	Constant Currency
Versace	$420	$539	$(119)	(22.1)%	(21.5)%
Jimmy Choo	313	315	(2)	(0.6)%	—%
Michael Kors	1,413	1,666	(253)	(15.2)%	(14.7)%
Total revenue	$2,146	$2,520	$(374)	(14.8)%	(14.3)%
•Versace revenues decreased $119 million, or 22.1%, to $420 million for the six months ended September 28, 2024, compared to $539 million for the six months ended September 30, 2023, which included unfavorable foreign currency effects of $3 million. On a constant currency basis, revenue decreased $116 million, or 21.5%, primarily due to softening demand globally for fashion luxury goods.

•Jimmy Choo revenues decreased $2 million, or 0.6%, to $313 million for the six months ended September 28, 2024, compared to $315 million for the six months ended September 30, 2023, which included unfavorable foreign currency effects of $2 million. On a constant currency basis, revenue was flat, primarily attributable to higher revenues in EMEA offset by lower revenues in Asia.
•Michael Kors revenues decreased $253 million, or 15.2%, to $1.413 billion for the six months ended September 28, 2024, compared to $1.666 billion for the six months ended September 30, 2023, which included unfavorable foreign currency effects of $8 million. On a constant currency basis, revenue decreased $245 million, or 14.7%, primarily due to softening demand globally for fashion luxury goods.
Gross Profit
Gross profit decreased $261 million, or 15.9%, to $1.383 billion for the six months ended September 28, 2024, compared to $1.644 billion for the six months ended September 30, 2023, which included net unfavorable foreign currency effects of $6 million. Gross profit as a percentage of total revenue was 64.4% for the six months ended September 28, 2024, compared to 65.2% for the six months ended September 30, 2023. The decrease in gross profit margin primarily related to lower full price sell-throughs partially offset by favorable channel mix for the six months ended September 28, 2024, as compared to the six months ended September 30, 2023.
Total Operating Expenses
Total operating expenses decreased $35 million, or 2.4%, to $1.429 billion for the six months ended September 28, 2024, compared to $1.464 billion for the six months ended September 30, 2023. Our operating expenses included a net favorable foreign currency impact of approximately $7 million. Total operating expenses increased to 66.6% as a percentage of total revenue for the six months ended September 28, 2024, compared to 58.1% for the six months ended September 30, 2023. The components that comprise total operating expenses are explained below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $65 million, or 4.8%, to $1.288 billion for the six months ended September 28, 2024, compared to $1.353 billion for the six months ended September 30, 2023, primarily due to the timing of marketing spend in the prior year, particularly related to the timing of the Versace fall fashion show, decreased retail store costs and decreased unallocated corporate expenses.
As a percentage of total revenue, selling, general and administrative expenses increased to 60.0% for the six months ended September 28, 2024, compared to 53.7% for the six months ended September 30, 2023, primarily due to deleveraging of expenses on lower revenues for the six months ended September 28, 2024.
Unallocated corporate expenses, which are included within selling, general and administrative expenses discussed above, but are not directly attributable to a reportable segment, decreased $15 million, or 10.6%, to $127 million for the six months ended September 28, 2024 as compared to $142 million for the six months ended September 30, 2023, primarily due to a decrease in professional fees and information technology costs related to certain Capri transformation projects which are now complete.
Impairment of Assets
For the six months ended September 28, 2024, we recognized asset impairment charges of $43 million primarily related to operating lease right-of-use assets at certain Versace and Michael Kors store locations. For the six months ended September 30, 2023, we recognized asset impairment charges of $20 million primarily related to operating lease right-of-use assets at certain Versace and Michael Kors store locations. See Note 12 to the accompanying consolidated financial statements for additional information.

Restructuring and Other Expense (Income)
During the six months ended September 28, 2024, we recorded expenses of $2 million, primarily related to lease termination and store closure costs. During the six months ended September 30, 2023, we recorded other income of $2 million, primarily related to a $10 million gain on the sale of a long-lived corporate asset, partially offset by expenses related to equity awards issued in connection with the acquisition of Versace. See Note 9 to the accompanying consolidated financial statements for additional information.
Restructuring and other expense is not evaluated as part of our reportable segments’ results (see Segment Information above for additional information).
(Loss) Income from Operations
As a result of the foregoing, loss from operations was $46 million for the six months ended September 28, 2024, compared to income from operations of $180 million for the six months ended September 30, 2023. Loss from operations as a percentage of total revenue was 2.1% for the six months ended September 28, 2024, compared to income from operations of 7.1% for the six months ended September 30, 2023. See Segment Information above for a reconciliation of our segment operating income to total operating (loss) income.

	Six Months Ended
(in millions)	September 28, 2024	September 30, 2023	$ Change	% Change
Income (loss) from operations:
Versace	$(20)	$38	$(58)	NM
Jimmy Choo	(1)	7	(8)	NM
Michael Kors	162	299	(137)	(45.8)%
Total segment income from operations	$141	$344	$(203)	(59.0)%
Operating Margin:
Versace	(4.8)%	7.1%
Jimmy Choo	(0.3)%	2.2%
Michael Kors	11.5%	17.9%

NM Not meaningful
•Versace recorded a loss from operations of $20 million for the six months ended September 28, 2024, compared to income of $38 million for the six months ended September 30, 2023. Operating margin decreased from 7.1% for the six months ended September 30, 2023, to an operating loss of 4.8% for the six months ended September 28, 2024, primarily due to deleveraging of operating expenses on lower revenues partially offset by decreased marketing expenses compared to the prior year as noted above.
•Jimmy Choo recorded a loss from operations of $1 million for the six months ended September 28, 2024, compared to income of $7 million for the six months ended September 30, 2023. Operating margin decreased from 2.2% for the six months ended September 30, 2023, to an operating loss of 0.3% for the six months ended September 28, 2024, primarily due to lower full price sell-throughs compared to the prior year and increased retail store costs.
•Michael Kors recorded income from operations of $162 million for the six months ended September 28, 2024, compared to $299 million for the six months ended September 30, 2023. Operating margin decreased from 17.9% for the six months ended September 30, 2023, to 11.5% for the six months ended September 28, 2024, primarily due to deleveraging of operating expenses on lower revenues compared to the prior year.
Interest (Income) Expense, net
We recognized $14 million of interest income for the six months ended September 28, 2024 compared to $11 million of interest expense for the six months ended September 30, 2023. The $25 million improvement in interest (income) expense, net, is primarily due to higher interest income from our net investment hedges and lower average borrowings and effective interest rates on our outstanding debt (see Note 10 and Note 13 to the accompanying consolidated financial statements for additional information).
Foreign Currency (Gain) Loss
For the six months ended September 28, 2024, we recognized a net foreign currency gain of $12 million, primarily attributable to the remeasurement of intercompany transactions with certain of our subsidiaries. For the six months ended September 30, 2023, we recognized a net foreign currency loss of $18 million, primarily attributable to the remeasurement of intercompany transactions with certain of our subsidiaries.
(Benefit) Provision for Income Taxes
The benefit for income taxes was $31 million on a pre-tax loss of $20 million for the six months ended September 28, 2024, compared to a provision of $13 million on pre-tax income of $151 million for the six months ended September 30, 2023. Our effective tax rate for the six months ended September 28, 2024 compared to our effective tax rate for the six months ended September 30, 2023 is not a meaningful metric due to the pre-tax loss in the current year and pre-tax income for the prior year. Our effective tax rate differs from the U.K. federal statutory rate of 25% primarily related to the release of $29 million of an uncertain tax provision related to Italian share-based compensation tax deductions as a result of a recently issued, favorable tax ruling.
Our effective tax rate may fluctuate from time to time due to the effects of changes in United States federal, state and local taxes and tax rates in foreign jurisdictions. In addition, factors such as the geographic mix of earnings, enacted tax legislation and the results of various global tax strategies, may also impact our effective tax rate in future periods.
On August 6, 2024, the United States Treasury and the IRS released proposed regulations that address several long-standing issues related to dual consolidated losses and introduce new rules for disregarded payment losses. If finalized as proposed, the changes related to disregarded payment losses could impact how we utilize certain deductions and losses to offset our U.S. income as part of our global financing activities. As a result, this could increase our effective tax rate in Fiscal 2026 and beyond. We will continue to evaluate its impact as further information becomes available.
Net Income Attributable to Capri
As a result of the foregoing, our net income decreased $128 million to $10 million for the six months ended September 28, 2024, compared to $138 million for the six months ended September 30, 2023.

Liquidity and Capital Resources
Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, along with borrowings available under our credit facilities (see below discussion regarding “Revolving Credit Facilities”) and available cash and cash equivalents. Our primary use of this liquidity is to fund the ongoing cash requirements, including our working capital needs and capital investments in our business, debt repayments, acquisitions, returns of capital, including share repurchases and other corporate activities. We believe that the cash generated from our operations, together with borrowings available under our revolving credit facilities and 364 Day Term Loan and available cash and cash equivalents, will be sufficient to meet our working capital needs for the next 12 months and beyond, including investments made and expenses incurred in connection with our store opening and renovation plans, investments in corporate and distribution facilities, continued IT system development, e-commerce and marketing initiatives. We spent $70 million on capital expenditures during the six months ended September 28, 2024.
The Capri transformation program represents a multi-year, multi-project initiative extending through Fiscal 2026 intended to improve the operating effectiveness and efficiency of our organization by creating best in class shared platforms across our brands and by expanding our digital capabilities. These initiatives cover multiple aspects of our operations including supply chain, marketing, omni-channel customer experience, e-commerce, data analytics and IT infrastructure. During Fiscal 2024, the remaining operational and IT transformation projects were paused and we will reassess this program, along with related timing, during Fiscal 2025.
The following table sets forth key indicators of our liquidity and capital resources (in millions):

	As of
	September 28, 2024	March 30, 2024
Balance Sheet Data:
Cash and cash equivalents	$182	$199
Working capital	$(123)	$(87)
Total assets	$6,792	$6,689
Short-term debt	$471	$462
Long-term debt	$1,237	$1,261

	Six Months Ended
	September 28, 2024	September 30, 2023
Cash Flows Provided by (Used In):
Operating activities	$133	$(97)
Investing activities	$(79)	$(90)
Financing activities	$(67)	$198
Effect of exchange rate changes	$(1)	$(23)
Net decrease in cash and cash equivalents	$(14)	$(12)
Cash Provided by (used in) Operating Activities
Net cash provided by operating activities was $133 million during the six months ended September 28, 2024, as compared to net cash used in operating activities of $97 million for the six months ended September 30, 2023. The increase in net cash provided by operating activities were primarily attributable to a more favorable working capital position in the current year including improved Accounts Payable and Accounts Receivable positions, partially offset by a decrease in our net income after non-cash adjustments.
Cash Used in Investing Activities
Net cash used in investing activities was $79 million during the six months ended September 28, 2024, as compared to net cash used in investing activities of $90 million during the six months ended September 30, 2023. The decrease in net cash used in investing activities were primarily attributable to lower capital expenditures of $20 million, partially offset by $9 million of acquisition related payments compared to prior year.

Cash (Used in) Provided by Financing Activities
Net cash used in financing activities was $67 million during the six months ended September 28, 2024, as compared to net cash provided by financing activities of $198 million during the six months ended September 30, 2023. The increase in cash used by financing activities of $265 million was primarily attributable to lower net debt borrowings of $364 million partially offset by a decrease in cash payments to repurchase our ordinary shares of $102 million compared to prior year.

Debt Facilities
The following table presents a summary of our borrowing capacity and amounts outstanding as of September 28, 2024 and March 30, 2024 (in millions):

	As of
	September 28, 2024	March 30, 2024
Senior Unsecured Revolving Credit Facility:
Revolving Credit Facility (excluding up to a $500 million accordion feature) (1)
Total availability	$1,500	$1,500
Borrowings outstanding (2)	719	764
Letter of credit outstanding	2	2
Remaining availability	$779	$734

364 Day Term Loan ($450 million) (1)
Total availability	$450	$—
Remaining availability	$450	$—

Versace Term Loan (450 Million Euro)
Borrowings outstanding, net of debt issuance costs (3)	$501	$485

Senior Notes due 2024
Borrowings outstanding, net of debt issuance costs and discount amortization (2)	$450	$450

Other Borrowings (4)	$38	$24

Hong Kong Uncommitted Credit Facility:
Total availability (70 million Hong Kong Dollars) (5)	$9	$9
Borrowings outstanding	—	—
Remaining availability (70 million Hong Kong Dollars)	$9	$9

China Uncommitted Credit Facility:
Total availability (75 million Chinese Yuan) (5)	$11	$10
Borrowings outstanding	—	—
Total and remaining availability (75 million Chinese Yuan)	$11	$10

Japan Credit Facility:
Total availability (1.0 billion Japanese Yen)	$7	$7
Borrowings outstanding	—	—
Remaining availability (1.0 billion Japanese Yen)	$7	$7

Versace Uncommitted Credit Facilities:
Total availability (40 million Euro) (5)	$45	$43
Borrowings outstanding	—	—
Remaining availability (40 million Euro)	$45	$43

Total borrowings outstanding (1)	$1,708	$1,723
Total remaining availability	$1,301	$803

(1)The financial covenant in our 2022 Credit Facility requires us to comply with the quarterly maximum net leverage ratio test of 4.00 to 1.0. As of September 28, 2024 and March 30, 2024, we were in compliance with all covenants related to the agreements then in effect governing our debt. On August 23, 2024, we entered into a first incremental term loan amendment to provide for a $450 million 364 Day Term Loan which utilized the $500 million accordion feature. The $500 million accordion feature was fully available to us as of March 30, 2024. See Note 10 and Note 18 to the accompanying consolidated financial statements for additional information.
(2)As of September 28, 2024 and March 30, 2024, all amounts are recorded as long-term debt on our consolidated balance sheets, besides the Senior Notes, due in November 2024, which are recorded within short-term debt on our consolidated balance sheets as of September 28, 2024.
(3)On December 5, 2022, Gianni Versace S.r.l., our wholly owned subsidiary, entered into a credit facility, which provides a senior unsecured term loan in an aggregate principal amount of €450 million. As of September 28, 2024 and March 30, 2024, all amounts are recorded as long-term debt on our consolidated balance sheets.
(4)The balance as of September 28, 2024 consists of $20 million related to our supplier financing program recorded within short-term debt on our consolidated balance sheets, $11 million related to the sale of certain Versace tax receivables, with $1 million and $10 million, respectively, recorded within short-term debt and long-term debt on our consolidated balance sheets and $7 million of other loans recorded as long-term debt on our consolidated balance sheets. The balance as of March 30, 2024 consists of $11 million related to our supplier finance program recorded within short-term debt on our consolidated balance sheets, $11 million related to the sale of certain Versace tax receivables, with $1 million and $10 million recorded within short-term debt and long-term debt, respectively, and $2 million of other loans recorded as long-term debt on our consolidated balance sheets.
(5)The balance as of September 28, 2024 and March 30, 2024 represents the total availability of the credit facility, which excludes bank guarantees.
We believe that our 2022 Credit Facility is adequately diversified with no undue concentration in any one financial institution. As of September 28, 2024, there were 17 financial institutions participating in the facility, with none maintaining a maximum commitment percentage in excess of 10%. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the 2022 Credit Facility.
See Note 10 in the accompanying financial statements and Note 12 in our Fiscal 2024 Annual Report on Form 10-K for detailed information relating to our credit facilities and debt obligations.
Share Repurchase Program
The following table presents our treasury share repurchases during the six months ended September 28, 2024 and September 30, 2023 (dollars in millions):

	Six Months Ended
	September 28, 2024	September 30, 2023
Cost of shares repurchased under share repurchase program	$—	$100
Fair value of shares withheld to cover tax obligations for vested restricted share awards	4	6
Total cost of treasury shares repurchased	$4	$106

Shares repurchased under share repurchase program	—	2,637,102
Shares withheld to cover tax withholding obligations	105,470	172,112
	105,470	2,809,214
On November 9, 2022, we announced our Board of Directors approved a share repurchase program (the “Existing Share Repurchase Plan”) to purchase up to $1.0 billion of our outstanding ordinary shares, providing additional capacity to return cash to shareholders over the longer term. As of September 28, 2024, the remaining availability under the Existing Share Repurchase Plan was $300 million.
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
Off-Balance Sheet Arrangements
We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. Our off-balance sheet commitments relating to our outstanding letters of credit were $30 million at September 28, 2024, including $28 million in letters of credit issued outside of the 2022 Credit Facility. In addition, as of September 28, 2024, bank guarantees of approximately $40 million were supported by our various credit facilities. We do not have any other off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.
Recent Accounting Pronouncements
See Note 3 to the accompanying interim consolidated financial statements for recently issued accounting standards, which may have an impact on our financial statements and/or disclosures upon adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks during the normal course of our business, such as credit risk arising from fluctuations in foreign currency exchange rates, as well as fluctuations in interest rates. In order to manage these risks, we employ certain strategies to mitigate the effect of these fluctuations. We may enter into foreign currency forward contracts, net investment hedges, fair value hedges and interest rate swaps to manage our foreign currency exposure to the fluctuations of certain foreign currencies. We do not use derivatives for trading or speculative purposes.
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
There were no forward foreign currency exchange contracts outstanding as of September 28, 2024.
Net Investment Hedges
We are exposed to adverse foreign currency exchange rate movements related to our net investment hedges. As of September 28, 2024, we have multiple fixed to fixed cross-currency swap agreements with aggregate notional amounts of $2.95 billion to hedge our net investment in CHF denominated subsidiaries against future volatility in the exchange rates between the United States dollar and CHF. Under the terms of these contracts, we will exchange the monthly and semi-annual fixed rate payments on United States notional amounts for fixed rate payments of 0% in CHF. Based on the net investment hedges outstanding as of September 28, 2024, a 10% appreciation or devaluation of the United States dollar compared to the level of foreign currency exchange rates for currencies under contract as of September 28, 2024, would result in a net increase or decrease, respectively, of approximately $322 million in the fair value of these contracts. These contracts have maturity dates between July 2025 and October 2030.
As of September 28, 2024, we have multiple float-to-float cross-currency swap agreements with aggregate notional amounts of $1 billion to hedge our net investment in Euro denominated subsidiaries against future volatility in the exchange rates between the United States dollar and Euro. We will exchange Euro floating rate payments based on EURIBOR for the United States dollar floating rate amounts based on SOFR CME Term over the life of the agreement. The fixed rate component of semi-annual Euro payments range from 1.149% to 1.215%. Based on the net investment hedges outstanding as of September 28, 2024, a 10% appreciation or devaluation of the United States dollar compared to the level of foreign currency exchange rates for currencies under contract as of September 28, 2024, would result in a net increase or decrease, respectively, of approximately $110 million in the fair value of these contracts. These contracts have maturity dates between May 2028 and August 2030.
As of September 28, 2024, we have multiple fixed to fixed cross-currency swap agreements with aggregate notional amounts of $1.384 billion to hedge our net investment in Euro denominated subsidiaries against future volatility in the exchange rates between the United States dollar and Euro. Under the terms of these contracts, we will exchange the monthly and semi-annual fixed rate payments on United States dollar notional amounts for fixed rate payments of 0% in Euros. Based on the net investment hedges outstanding as of September 28, 2024, a 10% appreciation or devaluation of the United States dollar compared to the level of foreign currency exchange rates for currencies under contract as of September 28, 2024, would result in a net increase or decrease, respectively, of approximately $132 million in the fair value of these contracts. These contracts have maturity dates between January 2027 and July 2031.
Interest Rate Risk
We are exposed to interest rate risk related to borrowings outstanding under our 2022 Credit Facility and our Versace Term Loan. Our 2022 Credit Facility carries interest rates that are tied to the prime rate and other institutional lending rates

(depending on the particular origination of borrowing), as further described in Note 10 to the accompanying consolidated financial statements. Our Versace Term Loan carries interest rates that are tied to EURIBOR. Our Hong Kong Credit Facility carries interest at a rate that is tied to the Hong Kong Interbank Offered Rate. Our China Credit Facility carries interest at a rate that is tied to the People’s Bank of China’s Benchmark lending rate. Our Japan Credit Facility carries interest at a rate posted by the Mitsubishi UFJ Financial Group. Our Uncommitted Versace Credit Facilities carries interest at a rate set by the bank on the date of borrowing that is tied to the European Central Bank.
As part of our strategy to limit exposure to interest rate risk, we entered into multiple interest rate swaps with aggregate notional amounts of €800 million, of which €500 million was related to the Company’s revolving credit facility expiring July 2027 and €300 million was related to the Company’s Versace Term Loan expiring December 2025. The swap was designated as a cash flow hedge designed to mitigate the impact of adverse interest rate fluctuations for a portion of our variable-rate debt equal to the notional amount of the swap. Therefore, our consolidated statements of operations and comprehensive (loss) income and cash flows are exposed to changes in those interest rates. At September 28, 2024, we had $719 million borrowings outstanding under our 2022 Credit Facility and $501 million outstanding, net of debt issuance costs, under our Versace Term Loan.
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
Credit Risk
As of September 28, 2024, our $450 million Senior Notes, due in November 2024, bear interest at a fixed rate equal to 4.250% per year, payable semi-annually. Our Senior Notes interest rate payable may be subject to adjustments from time to time if either Moody’s or S&P (or a substitute rating agency), downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the Senior Notes. See Note 18 to the accompanying consolidated financial statements for additional information.
On an overall basis, our exposure to market risk has not significantly changed from what we reported in our Annual Report on Form 10-K. Macroeconomic conditions and inflationary pressures continue to present new and emerging uncertainty to the financial markets. See Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 30, 2024 for additional information.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) as of September 28, 2024. This evaluation was performed based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), the 2013 Framework. Based on this assessment, our CEO and CFO concluded that our disclosure controls and procedures as of September 28, 2024 are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
Except as discussed below, there have been no changes in our internal control over financial reporting during the three months ended September 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We are currently undertaking a major, multi-year ERP implementation to upgrade our information technology platforms and systems worldwide. The implementation is occurring in phases over several years. We have launched the finance functionality of the ERP system in certain regions starting in Fiscal 2023 and continued in Fiscal 2025.
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

Federal Trade Commission Lawsuit. As previously disclosed, on August 10, 2023, the Company entered into an Agreement and Plan of Merger by and among Tapestry, Sunrise Merger Sub, Inc., a direct wholly owned subsidiary of Tapestry and Capri, pursuant to which, among other things, Merger Sub will merge with and into Capri with Capri surviving the Merger and continuing as a wholly owned subsidiary of Tapestry. The Merger has been approved by the boards of directors of Capri and Tapestry and by the shareholders of Capri. Completion of the Merger is subject to, among other customary conditions, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Company has received regulatory approval from all countries except for the United States. In connection with the Merger, on April 22, 2024, the U.S. FTC filed a lawsuit in the District Court against Tapestry and us seeking to block the Merger, claiming that the Merger would violate Section 7 of the Clayton Act and that the Merger Agreement and the Merger constitute unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and should be enjoined. The preliminary injunction hearing concluded in September 2024, and on October 24, 2024, the District Court granted the FTC's motion for a preliminary injunction to enjoin the Merger pending the completion of the FTC's in-house administrative proceeding which is currently expected to begin on December 9, 2024. On October 28, 2024, Tapestry and Capri jointly filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit. The parties may not be successful on appeal and the appeal may not be heard on a timely basis or at all. If the Merger is unable to be consummated, there can be no assurance that any other transaction acceptable to us will be offered and our business, prospects and/or results of operations may be adversely affected.
ITEM 1A. RISK FACTORS
There are no material changes from the risk factors previously disclosed in Part I, Item IA. Risk Factors, in our Annual Report on Form 10-K for the year ended March 30, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
The following table provides information of our ordinary shares repurchased or withheld during the three months ended September 28, 2024:

	Total Number of Shares(1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Dollar Value of Shares That May Be Purchased Under the Programs (in millions)
June 30 - July 27	—	$—	—	$300
July 28 - August 24	11,732	$33.20	—	$300
August 25 - September 28	—	$—	—	$300
	11,732		—
(1)Share repurchases may be made in open market or privately negotiated transactions and/or pursuant to Rule 10b5-1 trading plans, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors; however, pursuant to the terms of the Merger Agreement, and subject to certain limited exceptions, we may not repurchase our ordinary shares other than the acceptance of our ordinary shares as payment of the exercise price of our options or for withholding taxes in respect of our equity awards. Accordingly, we did not repurchase any of our ordinary shares during the three months ended September 28, 2024 pursuant to the Existing Share Repurchase Plan, and we do not expect to repurchase any of our ordinary shares in connection with the Existing Share Repurchase Plan prior to the Merger or earlier termination of the Merger Agreement, except withhold to cover, which these shares relate to.

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
During the three and six months ended September 28, 2024, the Company closed 8 and 19, respectively, of its retail stores which have been incorporated into the Global Optimization Plan. Net restructuring expenses recorded in connection with the Global Optimization Plan during the three and six months ended September 28, 2024 were $1 million and $2 million, respectively, primarily related to lease termination and store closure costs.
The exact amounts or range of amounts and timing of the Global Optimization Plan charges and future cash expenditures associated therewith are undeterminable at this time, however the Company continues to evaluate its store fleet for further optimization and store closures in addition to the previously announced plan. The Company will either disclose in a Current Report on Form 8-K, or disclose in another periodic filing with the U.S. Securities and Exchange Commission, the amount of any material charges relating to the Global Optimization Plan by major type of cost once such amounts or range of amounts are determinable.

This disclosure is intended to satisfy the requirements of Item 2.05 of Form 8-K.
(c) During the quarterly period ended September 28, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
a. Exhibits
Please refer to the accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 7, 2024.

CAPRI HOLDINGS LIMITED

By:	/s/ John D. Idol
Name:	John D. Idol
Title:	Chairman & Chief Executive Officer

By:	/s/ Thomas J. Edwards, Jr.
Name:	Thomas J. Edwards, Jr.
Title:	Executive Vice President, Chief Financial Officer and Chief Operating Officer

INDEX TO EXHIBITS

Exhibit No.	Description

10.1
First Incremental Term Loan Amendment dated as of August 23, 2024 to Revolving Credit Agreement, dated as of July 1, 2022 among Capri Holdings Limited, Michael Kors (USA), Inc., the foreign subsidiary borrowers party thereto, the guarantors party thereto, the financial institutions party thereto as lenders and issuing banks and JPMorgan Chase Bank, N.A., as administrative agent (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File No. 001-35368), filed on August 27, 2024 and incorporated herein by reference).

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

101.1
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2024 formatted in Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.