Form 10-Q
period 2024-12-28
Capri Holdings Ltd
filed 2025-02-05
CIK 1530721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2024
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
As of January 31, 2025, Capri Holdings Limited had 117,909,795 ordinary shares outstanding.

TABLE OF CONTENTS

		Page No.
	PART I FINANCIAL INFORMATION
Item 1.	Financial Statements	3

	Consolidated Balance Sheets (unaudited) as of December 28, 2024 and March 30, 2024	4

	Consolidated Statements of Operations and Comprehensive (Loss) Income (unaudited) for the three and nine months ended December 28, 2024 and December 30, 2023	5

	Consolidated Statements of Shareholders’ Equity (unaudited) for the three and nine months ended December 28, 2024 and December 30, 2023	6

	Consolidated Statements of Cash Flows (unaudited) for the nine months ended December 28, 2024 and December 30, 2023	8

	Notes to Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	58

Item 4.	Controls and Procedures	60

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	61

Item 1A.	Risk Factors	62

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	63

Item 5.	Other Information	63

Item 6.	Exhibits	63

Signatures		64

Special Note on Forward-Looking Statements
This report contains statements which are, or may be deemed to be, “forward-looking statements.” Forward-looking statements are prospective in nature and are not based on historical facts, but rather on current expectations and projections of management of Capri Holdings Limited (“Capri” or the “Company”) about future events and are therefore subject to risks and uncertainties which could cause actual results to differ materially from the future results expressed or implied by the forward-looking statements. All statements other than statements of historical facts included herein, may be forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “plans”, “believes”, “expects”, “intends”, “will”, “should”, “could”, “would”, “may”, “anticipates”, “might” or similar words or phrases, are forward-looking statements. These forward-looking statements are not guarantees of future financial performance. Such forward-looking statements involve known and unknown risks and uncertainties that could significantly affect expected results and are based on certain key assumptions, which could cause actual results to differ materially from those projected or implied in any forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, our ability to respond to changing fashion, consumer traffic and retail trends; fluctuations in demand for our products; high consumer debt levels, recession and inflationary pressures; loss of market share and increased competition; reductions in our wholesale channel; the impact of epidemics, pandemics, disasters or catastrophes; levels of cash flow and future availability of credit, Capri's ability to successfully execute its growth strategies; departure of key employees or failure to attract and retain highly qualified personnel; risks associated with operating in international markets and global sourcing activities, including disruptions or delays in manufacturing or shipments; the risk of cybersecurity threats and privacy or data security breaches; extreme weather conditions and natural disasters; general economic, political, business or market conditions; acts of war and other geopolitical conflicts; the risk of any litigation relating to the Company's previously proposed merger with Tapestry, Inc., the termination of the merger agreement and/or public disclosures related thereto, as well as those risks that are outlined in Capri’s disclosure filings and materials, which you can find on http://www.capriholdings.com, such as its Form 10-K, Form 10-Q and Form 8-K reports that have been filed with the SEC. Please consult these documents for a more complete understanding of these risks and uncertainties. Any forward-looking statement in this report speaks only as of the date made and Capri disclaims any obligation to update or revise any forward-looking or other statements contained herein other than in accordance with legal and regulatory obligations.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	December 28, 2024	March 30, 2024
Assets
Current assets
Cash and cash equivalents	$356	$199
Receivables, net	275	332
Inventories, net	892	862
Prepaid expenses and other current assets	212	215
Total current assets	1,735	1,608
Property and equipment, net	533	579
Operating lease right-of-use assets	1,300	1,438
Intangible assets, net	1,099	1,394
Goodwill	667	1,106
Deferred tax assets	362	352
Other assets	209	212
Total assets	$5,905	$6,689
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$533	$352
Accrued payroll and payroll related expenses	114	107
Accrued income taxes	39	64
Short-term operating lease liabilities	360	400
Short-term debt	25	462
Accrued expenses and other current liabilities	359	310
Total current liabilities	1,430	1,695
Long-term operating lease liabilities	1,278	1,452
Deferred tax liabilities	300	362
Long-term debt	1,454	1,261
Other long-term liabilities	372	319
Total liabilities	4,834	5,089
Commitments and contingencies
Shareholders’ equity
Ordinary shares, no par value; 650,000,000 shares authorized; 227,667,624 shares issued and 117,908,474 outstanding at December 28, 2024; 226,271,074 shares issued and 116,629,634 outstanding at March 30, 2024	—	—
Treasury shares, at cost (109,759,150 shares at December 28, 2024 and 109,641,440 shares at March 30, 2024)	(5,462)	(5,458)
Additional paid-in capital	1,466	1,417
Accumulated other comprehensive income	122	161
Retained earnings	4,942	5,479
Total shareholders’ equity of Capri	1,068	1,599
Noncontrolling interest	3	1
Total shareholders’ equity	1,071	1,600
Total liabilities and shareholders’ equity	$5,905	$6,689

See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Total revenue	$1,261	$1,427	$3,407	$3,947
Cost of goods sold	449	499	1,212	1,375
Gross profit	812	928	2,195	2,572
Selling, general and administrative expenses	680	749	1,968	2,102
Depreciation and amortization	49	46	145	139
Impairment of assets	675	6	718	26
Restructuring and other (income) expense	(2)	5	—	3
Total operating expenses	1,402	806	2,831	2,270
(Loss) income from operations	(590)	122	(636)	302
Interest (income) expense, net	(8)	1	(22)	12
Foreign currency loss (gain)	23	(2)	11	16
(Loss) income before income taxes	(605)	123	(625)	274
(Benefit) provision for income taxes	(59)	18	(90)	31
Net (loss) income	(546)	105	(535)	243
Less: Net income attributable to noncontrolling interest	1	—	2	—
Net (loss) income attributable to Capri	$(547)	$105	$(537)	$243

Weighted average ordinary shares outstanding:
Basic	118,543,746	116,795,382	118,150,485	116,967,118
Diluted	118,543,746	118,163,528	118,150,485	118,003,245
Net (loss) income per ordinary share attributable to Capri:
Basic	$(4.61)	$0.89	$(4.54)	$2.07
Diluted	$(4.61)	$0.88	$(4.54)	$2.06

Statements of Comprehensive (Loss) Income:
Net (loss) income	$(546)	$105	$(535)	$243
Foreign currency translation adjustments	119	(99)	(28)	(112)
Net loss on derivatives	—	—	(11)	(4)
Comprehensive (loss) income	(427)	6	(574)	127
Less: Net income attributable to noncontrolling interest	1	—	2	—
Comprehensive (loss) income attributable to Capri	$(428)	$6	$(576)	$127

See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except share data which is in thousands)
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Income	Retained Earnings	Total Equity of Capri	Non-controlling Interest	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at September 28, 2024	227,571	$—	$1,454	(109,747)	$(5,462)	$3	$5,489	$1,484	$2	$1,486
Net (loss) income	—	—	—	—	—	—	(547)	(547)	1	(546)
Other comprehensive income	—	—	—	—	—	119	—	119	—	119
Total comprehensive (loss) income	—	—	—	—	—	—	—	(428)	1	(427)
Vesting of restricted awards, net of forfeitures	97	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	12	—	—	—	—	12	—	12
Repurchase of ordinary shares	—	—	—	(12)	—	—	—	—	—	—
Balance at December 28, 2024	227,668	$—	$1,466	(109,759)	$(5,462)	$122	$4,942	$1,068	$3	$1,071

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Income	Retained Earnings	Total Equity of Capri	Non-controlling Interest	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at March 30, 2024	226,271	$—	$1,417	(109,641)	$(5,458)	$161	$5,479	$1,599	$1	$1,600
Net (loss) income	—	—	—	—	—	—	(537)	(537)	2	(535)
Other comprehensive loss	—	—	—	—	—	(39)	—	(39)	—	(39)
Total comprehensive (loss) income	—	—	—	—	—	—	—	(576)	2	(574)
Vesting of restricted awards, net of forfeitures	1,397	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	49	—	—	—	—	49	—	49
Repurchase of ordinary shares	—	—	—	(118)	(4)	—	—	(4)	—	(4)
Balance at December 28, 2024	227,668	$—	$1,466	(109,759)	$(5,462)	$122	$4,942	$1,068	$3	$1,071

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

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	December 28, 2024	December 30, 2023
Cash flows from operating activities
Net (loss) income	$(535)	$243
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	145	139
Share-based compensation expense	49	65
Deferred income taxes	(63)	(4)
Impairment of assets	718	26
Changes to lease related balances, net	(109)	(79)
Foreign currency loss	4	10
Other non-cash adjustments	5	9
Change in assets and liabilities:
Receivables, net	55	27
Inventories, net	(38)	34
Prepaid expenses and other current assets	5	(114)
Accounts payable	183	(107)
Accrued expenses and other current liabilities	48	18
Other long-term assets and liabilities	(25)	(2)
Net cash provided by operating activities	442	265
Cash flows from investing activities
Capital expenditures	(101)	(139)
Cash paid for business acquisitions, net of cash acquired	(9)	—
Settlement of net investment hedges	42	—
Net cash used in investing activities	(68)	(139)
Cash flows from financing activities
Debt borrowings	1,849	1,309
Debt repayments	(2,055)	(1,319)
Debt issuance costs	(2)	—
Repurchase of ordinary shares	(4)	(107)
Exercise of employee share options	—	1
Net cash used in financing activities	(212)	(116)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	(11)
Net increase (decrease) in cash, cash equivalents and restricted cash	160	(1)
Beginning of period	205	256
End of period	$365	$255
Supplemental disclosures of cash flow information
Cash paid for interest	$64	$74
Net cash paid for income taxes	$75	$130
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$11	$25
See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Business and Basis of Presentation
The Company was incorporated in the British Virgin Islands on December 13, 2002 as Michael Kors Holdings Limited and changed its name to Capri Holdings Limited (“Capri”, and together with its subsidiaries, the “Company”) on December 31, 2018. The Company is a holding company that owns brands that are leading designers, marketers, distributors and retailers of branded women’s and men’s accessories, apparel and footwear bearing the Versace, Jimmy Choo and Michael Kors tradenames and related trademarks and logos. The Company operates in three reportable segments: Versace, Jimmy Choo and Michael Kors. See Note 17 for additional information.
The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned or controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The interim consolidated financial statements as of December 28, 2024 and for the three and nine months ended December 28, 2024 and December 30, 2023 are unaudited. The Company consolidates the results of its Versace business on a one-month lag, as consistent with prior periods. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with U.S. GAAP. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended March 30, 2024, as filed with the Securities and Exchange Commission on May 29, 2024, in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full fiscal year.
The Company utilizes a 52- to 53-week fiscal year and the term “Fiscal Year” or “Fiscal” refers to that 52-week or 53-week period. The results for the three and nine months ended December 28, 2024 and December 30, 2023 are based on 13-week and 39-week periods, respectively. The Company’s Fiscal Year 2025 is a 52-week period ending March 29, 2025.
2. Termination of the Merger Agreement
As previously disclosed, on August 10, 2023, Capri entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Tapestry, Inc., a Maryland corporation (“Tapestry”), and Sunrise Merger Sub, Inc., a British Virgin Islands business company limited by shares and a direct wholly owned subsidiary of Tapestry (“Merger Sub” and, together with Capri and Tapestry, the “Parties”).
The Merger Agreement provided that, among other things and on the terms and subject to the conditions set forth therein, Tapestry would acquire Capri in an all-cash transaction by means of a merger of Merger Sub with and into Capri (the “Merger”), with Capri surviving the Merger as a wholly owned subsidiary of Tapestry. For additional information related to the Merger Agreement, please refer to Capri’s Definitive Proxy Statement on Schedule 14A filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 20, 2023, as well as the supplemental disclosures contained in Capri’s Current Report on Form 8-K filed with the SEC on October 17, 2023.
The Merger had been approved by the boards of directors of Capri and Tapestry and by the shareholders of Capri. Completion of the Merger was subject to, among other customary conditions, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Company received regulatory approval from all countries except for the United States. In connection with the Merger, on April 22, 2024, the U.S. Federal Trade Commission (“FTC”) filed a lawsuit in the United States District Court for the Southern District of New York (the “District Court”) against Tapestry and the Company seeking to block the Merger, claiming that the Merger would violate Section 7 of the Clayton Act and that the Merger Agreement and the Merger constituted unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and should be enjoined. The preliminary injunction hearing concluded in September 2024, and on October 24, 2024, the District Court granted the FTC's motion for a preliminary injunction to enjoin the Merger pending the completion of the FTC's in-house administrative proceeding. On October 28, 2024, Tapestry and Capri jointly filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit (the “Second Circuit”).
On November 13, 2024, the Parties entered into a Termination Agreement (the “Termination Agreement”), pursuant to which the Parties agreed to terminate the Merger Agreement, effective immediately. In connection with the termination, consistent with the Merger Agreement, Tapestry agreed to reimburse the Company approximately $45 million in cash for certain expenses on November 14, 2024. This reimbursement was recorded within selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive (loss) income. The Parties also agreed to release each other and their related parties from any and all liability, claims, rights, actions, causes of action, suits, liens, obligations, accounts, debts, demands, agreements, promises, liabilities, controversies, costs, charges, damages, expenses and fees (including attorney’s, financial advisor’s or other fees) in connection with, arising out of or related to the Merger Agreement or the transactions contemplated therein or thereby. On November 15, 2024, Capri and Tapestry stipulated to the dismissal of the appeal to the Second Circuit. On December 4, 2024, the FTC’s in-house administrative proceeding was dismissed without prejudice.
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
Cash, Cash Equivalents and Restricted Cash
All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Included in the Company’s cash and cash equivalents as of December 28, 2024 and March 30, 2024 are credit card receivables of $40 million and $28 million, respectively, which generally settle within two to three business days.
A reconciliation of cash, cash equivalents and restricted cash as of December 28, 2024 and March 30, 2024 from the consolidated balance sheets to the consolidated statements of cash flows is as follows (in millions):

	December 28, 2024	March 30, 2024
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$356	$199
Restricted cash included within prepaid expenses and other current assets	9	6
Total cash, cash equivalents and restricted cash shown on the consolidated statements of cash flows	$365	$205
Inventories
Inventories primarily consist of finished goods with the exception of raw materials and work in process. The combined total of raw materials and work in process recorded on the Company’s consolidated balance sheets was $41 million and $45 million as of December 28, 2024 and March 30, 2024, respectively.

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
The Company designates certain contracts related to the purchase of inventory that qualify for hedge accounting as cash flow hedges. Formal hedge documentation is prepared for all derivative instruments designated as hedges, including a description of the hedged transaction, the hedging instrument and the risk being hedged. The changes in the fair value for contracts designated as cash flow hedges are recorded in equity as a component of accumulated other comprehensive income until the hedged item affects earnings. When the inventory related to the forecasted inventory purchases that are being hedged is sold to a third-party, the gains or losses deferred in accumulated other comprehensive income are recognized within cost of goods sold. The Company uses regression analysis to assess effectiveness of derivative instruments that are designated as hedges, which compares the change in the fair value of the derivative instrument to the change in the related hedged item. If the hedge is no longer expected to be highly effective, future changes in the fair value are recognized in earnings. For those contracts that are not designated as hedges, changes in the fair value are recorded to foreign currency loss (gain) in the Company’s consolidated statements of operations and comprehensive (loss) income. The Company classifies cash flows relating to its forward foreign currency exchange contracts related to purchase of inventory consistently with the classification of the hedged item, within cash flows from operating activities.
These forward contracts generally have a term of no more than 12 months. The period of these contracts is directly related to the transactions they are intended to hedge.
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
Fair Value Hedges
When a cross-currency swap is designated as a fair value hedge and qualifies as highly effective, the fair value hedge will be recorded at fair value each period on the Company’s consolidated balance sheets, with the difference resulting from the changes in the spot rate recognized in foreign currency loss (gain) on the Company’s consolidated statements of operations and comprehensive (loss) income, which will offset the earnings impact of the underlying transaction being hedged. If the fair value hedge is terminated and the underlying transactions are settled, the accumulated other comprehensive income (“AOCI”) remaining from the hedge at the time of termination will be reclassified to foreign currency loss (gain) on the Company’s consolidated statements of operations and comprehensive (loss) income.
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
The following table presents the Company’s supplemental cash flow information related to leases (in millions):

	Nine Months Ended
	December 28, 2024	December 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$374	$386
During the three and nine months ended December 28, 2024, the Company recorded sublease income of $2 million and $7 million, respectively, within selling, general and administrative expenses. During the three and nine months ended December 30, 2023, the Company recorded sublease income of $2 million and $6 million, respectively, within selling, general and administrative expenses.

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
The components of the calculation of basic net income per ordinary share and diluted net income per ordinary share are as follows (in millions, except share and per share data):

	Three Months Ended		Nine Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Numerator:
Net (loss) income attributable to Capri	$(547)	$105	$(537)	$243
Denominator:
Basic weighted average shares	118,543,746	116,795,382	118,150,485	116,967,118
Weighted average dilutive share equivalents:
Share options, restricted stock units, and performance restricted stock units	—	1,368,146	—	1,036,127
Diluted weighted average shares	118,543,746	118,163,528	118,150,485	118,003,245

Basic net (loss) income per share (1)	$(4.61)	$0.89	$(4.54)	$2.07
Diluted net (loss) income per share (1)	$(4.61)	$0.88	$(4.54)	$2.06

(1)Basic and diluted net (loss) income per share are calculated using unrounded numbers.
Diluted net loss per share attributable to Capri for the three and nine months ended December 28, 2024 excluded all potentially dilutive securities because there was a net loss attributable to Capri for the period and, as such, the inclusion of these securities would have been anti-dilutive.
Share equivalents of 192,867 and 307,375 shares have been excluded from the above calculations for the three and nine months ended December 30, 2023, respectively, due to their anti-dilutive effect.
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
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)”, which requires public entities to disaggregate specific types of expenses, including disclosures for purchases of inventory, employee compensation, depreciation, and intangible asset amortization, as well as selling expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026. Interim disclosures are required for periods within annual periods beginning after December 15, 2027. Prospective application is required, and retrospective application is permitted. Early adoption is permitted. We are currently assessing the impact of the requirements on our consolidated financial statements and disclosures.
Tax Legislation
On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law by the Biden Administration, with tax provisions primarily focused on implementing a 15% corporate alternative minimum tax on global adjusted financial statement income ("CAMT") and a 1% excise tax on share repurchases. The CAMT was effective beginning Fiscal 2024 and is not expected to have a material impact on the Company’s effective tax rate, however, the Company will continue to monitor for any potential impact as additional guidance becomes available. With respect to the 1% excise tax on net share repurchases, this provision of the Inflation Reduction Act was effective on January 1, 2023 and did not have a material impact on the Company’s consolidated financial statements.
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
On January 10, 2025, the United States Treasury and the IRS issued final regulations that address several long-standing issues related to dual consolidated losses and introduce new rules for disregarded payment losses. The changes related to disregarded payment losses could impact how the Company utilizes certain deductions and losses to offset its U.S. income as part of its global financing activities, beginning in Fiscal 2027. The Company will continue to evaluate its impact as further information becomes available.
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
Sales tax and other related taxes collected from retail customers are presented on a net basis and, as such, are excluded from revenue. Shipping and handling costs that are billed to customers are included in net sales, with the related costs recorded in cost of goods sold. Shipping and handling costs that are not billed to customers are accounted for as fulfillment costs.
Gift Cards. The Company sells gift cards that can be redeemed for merchandise, resulting in a contract liability upon issuance. Revenue is recognized when a gift card is redeemed or upon “breakage” for the estimated portion of gift cards that are not expected to be redeemed. “Breakage” revenue is calculated under the proportional redemption methodology, which considers the historical patterns of redemption in jurisdictions where the Company is not required to remit the value of the unredeemed gift cards as unclaimed property. The Company anticipates that substantially all of its outstanding gift cards will be redeemed within the next 12 months. The contract liability related to gift cards, net of estimated “breakage” of $15 million as of December 28, 2024 and March 30, 2024, is included in accrued expenses and other current liabilities on the Company’s consolidated balance sheets.
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

The Company recognizes royalty revenue and advertising contributions based on the percentage of sales made by the licensees. Advertising contributions are received to support the Company’s branded advertising and marketing campaigns and are viewed as part of a single performance obligation with the right to access the Company’s trademarks. Royalty revenue generated from licensees, which includes contributions for advertising, may be subject to contractual minimum levels, as defined in the contract. Such minimums are generally fixed annually, based on the previous year’s sales. Licensing revenue is based on reported current period sales of licensed products at rates that are specified in the license agreements for contracts that are expected to exceed the related guaranteed minimums. If the Company expects the minimum guaranteed amounts to exceed amounts calculated based on actual sales, the guaranteed minimums are recognized ratably over the contractual year to which they relate. Generally, the Company’s guaranteed minimum royalty amounts due from licensees relate to contractual periods that do not exceed 12 months, however, some of the Company’s guaranteed minimums for Versace are multi-year based.
As of December 28, 2024, contractually guaranteed minimum fees from the Company’s license agreements expected to be recognized as revenue during future periods were as follows (in millions):

Contractually Guaranteed Minimum Fees
Remainder of Fiscal 2025	$9
Fiscal 2026	34
Fiscal 2027	32
Fiscal 2028	22
Fiscal 2029	19
Fiscal 2030 and thereafter	15
Total	$131
Sales Returns
The refund liability recorded as of December 28, 2024 was $54 million, and the related asset for the right to recover returned product as of December 28, 2024 was $13 million. The refund liability recorded as of March 30, 2024 was $48 million, and the related asset for the right to recover returned product as of March 30, 2024 was $14 million.
Contract Balances
Total contract liabilities were $24 million and $23 million as of December 28, 2024 and March 30, 2024, respectively. For the three and nine months ended December 28, 2024, the Company recognized $4 million and $20 million, respectively, in revenue which related to contract liabilities that existed at March 30, 2024. For the three and nine months ended December 30, 2023, the Company recognized $21 million and $28 million, respectively, in revenue which related to contract liabilities that existed at April 1, 2023. There were no material contract assets recorded as of December 28, 2024 and March 30, 2024.
There were no changes in historical variable consideration estimates that were materially different from actual results.

Disaggregation of Revenue
The following table presents the Company’s segment revenue disaggregated by geographic location (in millions):

	Three Months Ended		Nine Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Versace - the Americas	$58	$73	$192	$251
Versace - EMEA	85	98	265	339
Versace - Asia	50	56	156	176
Total Versace	193	227	613	766

Jimmy Choo - the Americas	43	48	130	135
Jimmy Choo - EMEA	76	70	224	208
Jimmy Choo - Asia	40	48	118	138
Total Jimmy Choo	159	166	472	481

Michael Kors - the Americas	653	722	1,596	1,779
Michael Kors - EMEA	180	208	505	602
Michael Kors - Asia	76	104	221	319
Total Michael Kors	909	1,034	2,322	2,700

Total - the Americas	754	843	1,918	2,165
Total - EMEA	341	376	994	1,149
Total - Asia	166	208	495	633
Total revenue	$1,261	$1,427	$3,407	$3,947
See Note 4 in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2024 for a complete disclosure of the Company’s revenue recognition policy.
5. Receivables, net
Receivables, net, consist of (in millions):

	December 28, 2024	March 30, 2024
Trade receivables (1)	$254	$342
Receivables due from licensees	68	37
	322	379
Less: allowances	(47)	(47)
Total receivables, net	$275	$332

(1)As of December 28, 2024 and March 30, 2024, $65 million and $102 million, respectively, of trade receivables were insured.
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
The Company’s allowance for credit losses is determined through analysis of periodic aging of receivables and assessments of collectibility based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers and the impact of general economic conditions. The past due status of a receivable is based on its contractual terms. Amounts deemed uncollectible are written off against the allowance when it is probable the amounts will not be recovered. Allowance for credit losses was $11 million and $13 million as of December 28, 2024 and March 30, 2024, respectively. The Company had credit losses of $(4) million for the three months ended December 28, 2024 and immaterial net credit losses for the nine months ended December 28, 2024. The Company had credit losses of $1 million and $3 million for the three and nine months ended December 30, 2023, respectively.
6. Property and Equipment, net
Property and equipment, net, consists of (in millions):

	December 28, 2024	March 30, 2024
Leasehold improvements	$533	$535
Computer equipment and software	332	279
Furniture and fixtures	185	187
Equipment	107	112
Building	50	49
In-store shops	35	43
Land	18	18
Total property and equipment, gross	1,260	1,223
Less: accumulated depreciation and amortization	(757)	(726)
Subtotal	503	497
Construction-in-progress	30	82
Total property and equipment, net	$533	$579
Depreciation and amortization of property and equipment for the three and nine months ended December 28, 2024 was $38 million and $111 million, respectively. Depreciation and amortization of property and equipment for the three and nine months ended December 30, 2023 was $35 million and $106 million, respectively. The Company recorded $2 million in property and equipment impairment charges for the three months ended December 28, 2024 and $8 million in property and equipment impairment charges for the nine months ended December 28, 2024. The Company recorded $1 million in property and equipment impairment charges for the three months ended December 30, 2023 and $7 million in property and equipment impairment charges for the nine months ended December 30, 2023.
7. Intangible Assets and Goodwill
Interim Impairment Assessment
The Company performs its annual impairment assessment of goodwill and intangible assets during the fourth quarter of each fiscal year or whenever impairment indicators exist. During the third quarter of Fiscal 2025, the Company identified impairment indicators due to the reduction of the Company’s share price following the termination of the Merger Agreement, continued softening of consumer demand for fashion luxury goods globally and the continuing decline in operating results during the third quarter impacting all three of the Company’s brands. As a result of these factors, the Company concluded that impairment indicators existed during the third quarter of Fiscal 2025, resulting in an interim impairment assessment of goodwill and intangible assets.
The Company performed its goodwill impairment assessment for its Michael Kors reporting units using a qualitative assessment. Based on the results of the Company’s qualitative impairment assessment, the Company concluded that it is more likely than not that the fair value of the Michael Kors’ reporting units exceeded their carrying values and, therefore, were not impaired.
The Company performed a goodwill impairment analysis for both the Versace and Jimmy Choo reporting units, using a combination of income and market approaches to estimate the fair value of each brands’ reporting units. The Company also performed an impairment analysis for both the Versace and Jimmy Choo brand indefinite-lived intangible assets and definite-lived customer relationship intangible assets using an income approach to estimate their fair values.
Based on the results of these assessments, the Company determined there was no impairment for the Versace and Jimmy Choo Licensing reporting units’ goodwill as the fair values of the reporting units exceeded the related carrying amounts.

However, the Company concluded that the fair value of the Jimmy Choo Wholesale reporting unit goodwill and Retail and Wholesale brand indefinite-lived intangible assets did not exceed their related carrying amounts and recorded impairment charges. The Jimmy Choo Retail reporting unit goodwill was fully impaired during Fiscal 2024. Additionally, the Versace Retail and Wholesale reporting units goodwill and Retail and Wholesale brand indefinite-lived intangible assets did not exceed their related carrying amounts. These impairment charges were primarily related to a decline in revenue driven predominantly by softening demand globally for fashion luxury goods as well as Versace’s recent efforts to reposition the brand to place a greater emphasis on luxury and craftsmanship.

Accordingly, the Company recorded goodwill impairment charges of $66 million related to the Jimmy Choo Wholesale reporting unit, $15 million related to the Jimmy Choo Retail and Wholesale brand intangible assets, $364 million related to the Versace Retail and Wholesale reporting units goodwill and $216 million related to the Versace Retail and Wholesale brand intangible assets during the third quarter of Fiscal 2025.

In total, $661 million of impairment was recorded related to goodwill and indefinite-lived intangible assets within impairment of assets on the Company’s consolidated statement of operations and comprehensive (loss) income for the period ended December 28, 2024.

During the third quarter of Fiscal 2025 the Company also performed an impairment assessment for its definite-lived intangible assets and concluded that the Versace Wholesale reporting unit customer relationship intangible asset did not exceed its related carrying amounts. Accordingly, the Company recorded $10 million of impairment related to definite-lived intangible assets within impairment of assets on the Company’s consolidated statement of operations and comprehensive (loss) income for the period ended December 28, 2024.
The following table details the changes in goodwill for each of the Company’s reportable segments (in millions):

	Versace	Jimmy Choo	Michael Kors	Total
Balance at March 30, 2024	853	133	120	1,106
Acquisition(1)	—	9	—	9
Impairment charges(2)	(364)	(66)	—	(430)
Foreign currency translation	(18)	—	—	(18)
Balance at December 28, 2024	$471	$76	$120	$667

(1)On May 2, 2024, the Company completed the acquisition of Calzaturificio Sicla S.r.l. (“Sicla Acquisition”), an Italian shoe manufacturer, for cash consideration of $9 million, net of cash acquired. The acquired identifiable assets and liabilities net to a nominal amount, with $9 million recognized in goodwill allocated to the Jimmy Choo reportable segment.
(2)The Company recorded impairment charges of $430 million during Fiscal 2025 related to the Versace Retail and Wholesale reporting units and the Jimmy Choo Wholesale reporting unit. As of December 28, 2024, the Company had accumulated impairment charges of $605 million related to its Jimmy Choo reporting units and $364 million related to its Versace reporting units, respectively.

The following table details the carrying values of the Company’s intangible assets (in millions):

	December 28, 2024	March 30, 2024
Definite-lived intangible assets:
Reacquired rights	$400	$400
Trademarks	23	23
Customer relationships (1)	394	401
Gross definite-lived intangible assets	817	824
Less: accumulated amortization (2)	(353)	(314)
Net definite-lived intangible assets	464	510

Indefinite-lived intangible assets:
Jimmy Choo brand (3)	199	215
Versace brand (4)	436	669
Net indefinite-lived intangible assets	635	884

Total intangible assets, excluding goodwill	$1,099	$1,394

(1)The change in the carrying value since March 30, 2024 reflects the impact of foreign currency translation adjustments.
(2)The change in accumulated amortization since March 30, 2024 includes an impairment charge of $10 million.
(3)The change in the carrying value since March 30, 2024 reflects an impairment charge of $15 million and the impact of foreign currency translation adjustments. As of December 28, 2024, the Company had accumulated impairment charges of $358 million related to its Jimmy Choo brand intangible assets.
(4)The change in the carrying value since March 30, 2024 reflects and impairment charge of $216 million and the impact of foreign currency translation adjustments. As of December 28, 2024, the Company had accumulated impairment charges of $443 million related to its Versace brand intangible assets.
Amortization expense for the Company’s definite-lived intangible assets was $11 million and $34 million, respectively, for the three and nine months ended December 28, 2024. Amortization expense for the Company’s definite-lived intangible assets was $11 million and $33 million, respectively, for the three and nine months ended December 30, 2023.
Estimated amortization expense for each of the next five years is as follows (in millions):

Remainder of Fiscal 2025	$10
Fiscal 2026	41
Fiscal 2027	41
Fiscal 2028	41
Fiscal 2029	41
Fiscal 2030 and thereafter	290
Total	$464
The future amortization expense above reflects weighted-average estimated remaining useful lives of sixteen years for reacquired rights and nine years for customer relationships.

8. Current Assets and Current Liabilities
Prepaid expenses and other current assets consist of the following (in millions):

	December 28, 2024	March 30, 2024
Prepaid taxes	$129	$88
Prepaid contracts	17	21
Interest receivable related to hedges	15	42
Restricted cash	9	6
Other accounts receivables	6	8
Other	36	50
Total prepaid expenses and other current assets	$212	$215

Accrued expenses and other current liabilities consist of the following (in millions):

	December 28, 2024	March 30, 2024
Return liabilities	$54	$48
Other taxes payable	52	29
Professional services	40	18
Accrued advertising and marketing	39	29
Accrued E-commerce	31	12
Accrued purchases and samples	18	16
Accrued rent (1)	17	17
Gift cards and retail store credits	15	15
Accrued interest	15	17
Accrued capital expenditures	11	35
Short-term derivative liability	9	3
Accrued retail store expense	6	8
Advance royalties	6	4
Restructuring liability	5	22
Accrued litigation	5	4
Other	36	33
Total accrued expenses and other current liabilities	$359	$310

(1)The accrued rent balance relates to variable lease payments.
9. Restructuring and Other (Income) Expense
Restructuring Charges - Global Optimization Plan
As previously announced during the fourth quarter of Fiscal 2024, the Board of Directors of the Company approved a Global Optimization Plan in order to streamline the Company’s operating model, maximize efficiency and support long-term profitable growth.
During the three and nine months ended December 28, 2024, the Company closed 24 and 43, respectively, of its retail stores which have been incorporated into the Global Optimization Plan. Net restructuring income recorded in connection with the Global Optimization Plan during the three months ended was $2 million, primarily related to gains on lease terminations partially offset by severance and store closure costs. During the nine months ended December 28, 2024, there was an immaterial amount of net restructuring expenses recorded in connection with the Global Optimization Plan. The below table presents a roll forward of the Company’s restructuring liability related to its Global Optimization Plan (in millions):

	Severance and benefit costs	Lease-related and other costs		Total
Balance at March 30, 2024	$21	$1		$22
Additions charged to expense	4	4	(1)	8
Payments	(20)	(5)		(25)
Balance at December 28, 2024	$5	$—		$5

(1)Excludes $8 million of gains on lease terminations and store closure costs related to operating lease right-of-use assets recorded within restructuring and other (income) expense on the consolidated statements of operations and comprehensive (loss) income for the nine months ended December 28, 2024.
Other Expenses
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
10. Debt Obligations
The following table presents the Company’s debt obligations (in millions):

	December 28, 2024	March 30, 2024
Revolving Credit Facilities	$521	$764
Versace Term Loan (1)	469	486
364 Day Term Loan (1)	450	—
Senior Notes due 2024	—	450
Other	41	24
Total debt	1,481	1,724
Less: Unamortized debt issuance costs	2	1
Total carrying value of debt	1,479	1,723
Less: Short-term debt (1)	25	462
Total long-term debt	$1,454	$1,261

(1)As of December 28, 2024, the Versace Term Loan and the 364 Day Term Loan are recorded as long-term debt on the Company’s consolidated balance sheets as a result of the refinancing activities associated with the amended and restated revolving credit facility and new term loans entered into on February 4, 2025. See Note 18 for additional information.
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
The 2022 Credit Facility provides for an annual administration fee and a commitment fee equal to 7.5 basis points to 17.5 basis points per annum, which was 15.0 basis points as of December 28, 2024. The fees are based on the Company’s public debt ratings and/or net leverage ratio, applied to the average daily unused amount of the 2022 Credit Facility.
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
As of December 28, 2024 and March 30, 2024, the Company had $521 million and $764 million of borrowings outstanding under the 2022 Revolving Credit Facility, respectively. In addition, stand-by letters of credit of $1 million and $2 million were outstanding as of December 28, 2024 and March 30, 2024, respectively. As of December 28, 2024 and March 30, 2024, the amount available for future borrowings under the 2022 Revolving Credit Facility was $978 million and $734 million, respectively. The Company had $4 million and $5 million of deferred financing fees related to Revolving Credit Facilities for December 28, 2024 and March 30, 2024, respectively, and are recorded within other assets on the Company’s consolidated balance sheets.
On August 23, 2024, the Company entered into a first incremental term loan amendment (the “Amendment”) to its existing 2022 Credit Facility with, among others, JPMorgan Chase Bank, N.A., as Administrative Agent. The Amendment amended the Existing Credit Facility, to, among other things, provide for a $450 million senior unsecured delayed draw term loan facility (the “364 Day Term Loan”) which was drawn upon during the third quarter to repay the Company’s 4.25% senior unsecured notes issued by Michael Kors (USA), Inc. which matured on November 1, 2024. The 364 Day Term Loan will mature on October 30, 2025.
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
As of December 28, 2024, the carrying value of the 364 Day Term Loan was $449 million, net of deferred financing fees, which was recorded within long-term debt on the Company’s consolidated balance sheets as it was refinanced as part of the amended and restated revolving credit facility and new term loans entered into on February 4, 2025. See Note 18 for additional information.
As of December 28, 2024, and the date these financial statements were issued, the Company was in compliance with all covenants related to its credit facilities as in effect on such date.
Versace Term Loan
On December 5, 2022, Gianni Versace S.r.l., a wholly owned subsidiary of Capri Holdings Limited, entered into a credit facility with Intesa Sanpaolo S.p.A., Banca Nazionale del Lavoro S.p.A., and UniCredit S.p.A., as arrangers and lenders, and Intesa Sanpaolo S.p.A., as agent, which provides a senior unsecured term loan (the “Versace Term Loan”) in an aggregate principal amount of €450 million. The Versace Term Loan is not subject to amortization and matures on December 5, 2025. The Company provides an unsecured guaranty of the Versace Term Loan.
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
As of December 28, 2024, the carrying value of the Versace Term Loan was $469 million, which was recorded within long-term debt on the Company’s consolidated balance sheets as it was refinanced as part of the amended and restated revolving credit facility and new term loans entered into on February 4, 2025. See Note 18 for additional information.
As of March 30, 2024, the carrying value was $485 million, net of $1 million of deferred financing fees, which were recorded within long-term debt on the Company’s consolidated balance sheets.
As of December 28, 2024, the Company was in compliance with all covenants related to the Versace Term Loan.

Senior Notes
On October 20, 2017, Michael Kors (USA), Inc. (the “Issuer”), the Company’s wholly owned subsidiary, completed its offering of $450 million aggregate principal amount senior notes due November 1, 2024 (the “Senior Notes”), pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Senior Notes were issued under an indenture dated October 20, 2017, among the Issuer, the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (the “Indenture”). During the second quarter of Fiscal 2025, the Company drew on its 364 Day Term Loan in order to repay its $450 million Senior Notes at maturity. Accordingly, the Senior Notes were repaid in full as of November 1, 2024.
The Senior Notes were unsecured and were guaranteed by the Company and its existing and future subsidiaries that guaranteed or were borrowers under the 2022 Credit Facility (subject to certain exceptions, including subsidiaries organized in China). The Senior Notes were redeemable at the Company’s option at any time in whole or in part at a price equal to 100% of the principal amount, plus accrued and unpaid interest, plus a “make-whole” amount calculated at the applicable Treasury Rate plus 30 basis points.
The Indenture contained covenants, including those that limited the Company’s ability to create certain liens and enter into certain sale and leaseback transactions. In the event of a “Change of Control Triggering Event,” as defined in the Indenture, the Issuer was required to make an offer to repurchase the Senior Notes at a repurchase price in cash equal to 101% of the aggregate principal amount of the Senior Notes being repurchased plus any unpaid interest. These covenants were subject to important limitations and exceptions, as per the Indenture.
As of March 30, 2024, the carrying value of the Senior Notes was $450 million, which is recorded within short-term debt on the Company’s consolidated balance sheets.
Versace Facilities
During Fiscal 2022, the Company's subsidiary, GIVI Holding S.r.l, entered into an agreement with Banco BPM Banking Group (“the Bank”) to sell certain tax receivables to the Bank in exchange for cash. The arrangement was determined to be a financing arrangement because the de-recognition criteria for the receivables was not met at the time of the cash receipt from the Bank. As of December 28, 2024, the outstanding balance was $9 million recorded within long-term debt on the Company’s consolidated balance sheets. As of March 30, 2024, the outstanding balance was $11 million, with $1 million and $10 million recorded within short-term debt and long-term debt, respectively, on the Company’s consolidated balance sheets.
Supplier Financing Program
The Company offers a supplier financing program which enables the Company’s inventory suppliers, at their sole discretion, to sell their receivables (i.e., the Company’s payment obligations to suppliers) to a financial institution on a non-recourse basis in order to be paid earlier than current payment terms provide. The Company’s obligations, including the amount due and scheduled payment dates, which generally do not exceed 90 days, are not impacted by a suppliers’ decision to participate in this program. The Company does not reimburse suppliers for any costs they incur to participate in the program and their participation is voluntary. The amount outstanding under this program as of December 28, 2024 and March 30, 2024 was $25 million and $11 million, respectively, and is presented as short-term debt on the Company’s consolidated balance sheets.
See Note 12 to the Company’s Fiscal 2024 Annual Report on Form 10-K for additional information regarding the Company’s credit facilities and debt obligations.
11. Commitments and Contingencies
The Company is involved in various routine legal proceedings incident to the ordinary course of its business. The Company believes that the outcome of all pending, routine legal proceedings, in the aggregate, will not have a material adverse effect on its business, results of operations and financial condition.
See the matters in Item 1. Legal Proceedings to the accompanying Part II Other Information for additional information on certain non-routine legal proceedings against the Company which may be material.
Please also refer to the Contractual Obligations and Commercial Commitments disclosure within the Liquidity and Capital Resources section of the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2024 for a detailed disclosure of other commitments and contractual obligations as of March 30, 2024.

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

At December 28, 2024 and March 30, 2024, the fair values of the Company’s derivative contracts were determined using broker quotations, which were calculations derived from observable market information: the applicable currency rates at the balance sheet date and those forward rates particular to the contract at inception. The Company makes no adjustments to these broker obtained quotes or prices, but assesses the credit risk of the counterparty and would adjust the provided valuations for counterparty credit risk when appropriate. The fair value of the Company's derivative instruments are included in prepaid expenses and other current assets, other assets, accrued expenses and other current liabilities, and in other long-term liabilities on the consolidated balance sheets depending on whether they represent assets or liabilities of the Company and based on the maturity date of each individual hedge contract. See Note 13 for further detail.
All contracts are measured and recorded at fair value on a recurring basis and are categorized in Level 2 of the fair value hierarchy, as shown in the following table (in millions):

	Fair value at December 28, 2024 using:			Fair value at March 30, 2024 using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets:
Net investment hedges	$—	$17	$—	$—	$12	$—
Total derivative assets	$—	$17	$—	$—	$12	$—

Derivative liabilities:
Net investment hedges	$—	$161	$—	$—	$88	$—
Interest rate swaps	—	14	—	—	—	—
Total derivative liabilities	$—	$175	$—	$—	$88	$—
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

	December 28, 2024		March 30, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Revolving Credit Facilities	$521	$521	$764	$764
Versace Term Loan	$469	$467	$485	$487
Senior Notes due 2024	$—	$—	$450	$441

The Company’s cash and cash equivalents, accounts receivable, accounts payable and 364 Day Term Loan are recorded at carrying value, which approximates fair value.
Non-Financial Assets and Liabilities
The Company’s non-financial assets include goodwill, intangible assets, operating lease right-of-use assets and property and equipment. Such assets are reported at their carrying values and are not subject to recurring fair value measurements. The Company’s goodwill and its intangible assets (Versace and Jimmy Choo brands) are assessed for impairment at least annually, while its other long-lived assets, including operating lease right-of-use assets, property and equipment and definite-lived intangible assets, are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The Company determines the fair values of these assets based on Level 3 measurements using the Company’s best estimates of the amount and timing of future discounted cash flows, based on historical experience, market conditions, current trends and performance expectations.
The Company recorded $675 million and $718 million of impairment charges during the three and nine months ended December 28, 2024, respectively. The Company recorded $6 million and $26 million of impairment charges during the three and nine months ended December 30, 2023. The following table details the carrying values and fair values of the Company’s assets that have been impaired during the three and nine months ended December 28, 2024 and the three and nine months ended December 30, 2023 (in millions):

	Three Months Ended December 28, 2024			Nine Months Ended December 28, 2024
	Carrying Value Prior to Impairment	Fair Value	Impairment Charge	Carrying Value Prior to Impairment	Fair Value	Impairment Charge
Goodwill	$1,214	$784	$430	$1,214	$784	$430
Brands	864	633	231	864	633	231
Customer Relationships	10	—	10	10	—	10
Operating Lease Right-of-Use Assets	3	1	2	78	39	39
Property and Equipment, net	2	—	2	11	3	8
Total	$2,093	$1,418	$675	$2,177	$1,459	$718

	Three Months Ended December 30, 2023			Nine Months Ended December 30, 2023
	Carrying Value Prior to Impairment	Fair Value	Impairment Charge	Carrying Value Prior to Impairment	Fair Value	Impairment Charge
Operating Lease Right-of-Use Assets	$10	$5	$5	$34	$15	$19
Property and Equipment, net	4	3	1	12	5	7
Total	$14	$8	$6	$46	$20	$26

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
Changes in the fair value of the Company’s forward foreign currency exchange contracts that are designated as accounting hedges are recorded in equity as a component of accumulated other comprehensive income and are reclassified from accumulated other comprehensive income into earnings when the items underlying hedged transactions are recognized into earnings, as a component of cost of goods sold within the Company’s consolidated statements of operations and comprehensive (loss) income. As of December 28, 2024, there were no forward foreign currency exchange contracts outstanding.
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
During the second quarter of Fiscal 2025, the Company terminated multiple fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $325 million related to its net investment in CHF denominated subsidiaries which resulted in the Company receiving an immaterial amount of cash. Subsequently, the Company entered into multiple fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $325 million related to its net investment in CHF denominated subsidiaries, of which the Company will exchange monthly fixed rate payments on United States Dollar notional amounts for fixed rate payments of 0.0% in CHF. As of December 28, 2024, the Company had $2.95 billion of hedges outstanding to hedge its net investment in CHF denominated subsidiaries. These contracts have maturity dates between July 2025 and October 2030 and are designated as net investment hedges.
As of March 30, 2024, the Company had $1.35 billion of cross-currency hedges outstanding related to its net investment in Euro denominated subsidiaries, of which $1 billion was related to float-to-float cross-currency hedges and $350 million was related to fixed-to-fixed cross currency hedges. During the first quarter of Fiscal 2025, the Company entered into additional fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $534 million, of which the Company will exchange monthly fixed rate payments on United States Dollar notional amounts for fixed rate payments of 0.0% in Euro. During the second quarter of Fiscal 2025, the Company entered into additional fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $500 million, of which the Company will exchange monthly fixed rate payments on United States Dollar notional amounts for fixed rate payments of 0.0% in Euro.
During the third quarter of Fiscal 2025, the Company terminated its float-to-float cross-currency swap agreements with an aggregate notional amount of $1 billion, which resulted in the Company receiving $42 million of cash. These were subsequently replaced by fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $1 billion related to its net investment in Euro denominated subsidiaries, of which the Company will exchange monthly fixed rate payments on United States Dollar notional amounts for fixed rate payments of 0.0% in Euro. As of December 28, 2024, the Company had $2.384 billion of fixed-to-fixed cross-currency hedges outstanding related to its net investment in Euro denominated subsidiaries. These contracts have maturity dates between January 2027 and July 2031 and have been designated as net investment hedges.
When a cross-currency swap is used as a hedging instrument in a net investment hedge assessed under the spot method, the cross-currency basis spread is excluded from the assessment of hedge effectiveness and is recognized as a reduction in interest expense in the Company’s consolidated statements of operations and comprehensive (loss) income. Accordingly, the Company recorded interest income of $30 million and $83 million during the three and nine months ended December 28, 2024, respectively, and $26 million and $66 million during the three and nine months ended December 30, 2023, respectively.

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

When an interest rate swap agreement qualifies for hedge accounting as a cash flow hedge, the changes in the fair value are recorded in equity as a component of accumulated other comprehensive income and are reclassified into interest (income) expense, net, in the same period in which the hedged transactions affect earnings. During the three and nine months ended December 28, 2024, the Company recorded $1 million and $2 million, respectively, of interest income related to this agreement. As of December 30, 2023, the Company did not have interest income related to interest rate swap agreements as they were entered into during the second quarter of Fiscal 2025.
Fair Value Hedges
The Company is exposed to transaction risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany loans which will impact earnings on a consolidated basis. To manage the foreign currency exchange rate risk related to these balances, the Company had previously entered into cross-currency swap agreements to hedge its exposure in GBP denominated subsidiaries on Euro denominated intercompany loans. As of March 30, 2024 and December 28, 2024, there were no fair value hedges outstanding.
When a cross-currency swap is designated as a fair value hedge and qualifies as highly effective, the fair value hedge will be recorded at fair value each period on the Company’s consolidated balance sheets, with the difference resulting from the changes in the spot rate recognized in foreign currency loss (gain) on the Company’s consolidated statements of operations and comprehensive (loss) income, which will offset the earnings impact of the underlying transaction being hedged. If the fair value hedge is terminated and the underlying intercompany loans are settled, the accumulated other comprehensive income (“AOCI”) remaining from the hedge at the time of termination will be reclassified to foreign currency loss (gain) on the Company’s consolidated statements of operations and comprehensive (loss) income. Accordingly, the Company recorded a foreign currency gain of $2 million and $23 million during the three and nine months ended December 30, 2023, respectively.
The Company only enters into derivative instruments with highly credit-rated counterparties. The Company does not enter into derivative contracts for trading or speculative purposes.
The following table details the fair value of the Company’s derivative contracts, which are recorded on a gross basis on the consolidated balance sheets as of December 28, 2024 and March 30, 2024 (in millions):

			Fair Value
	Notional Amounts		Assets				Liabilities
	December 28, 2024	March 30, 2024	December 28, 2024		March 30, 2024		December 28, 2024		March 30, 2024
Designated net investment hedges	$5,334	$3,850	$17	(1)	$12	(1)	$161	(2)	$88	(2)
Designated interest rate swaps	834	—	—		—		14	(2)	—
Total	$6,168	$3,850	$17		$12		$175		$88

(1)Recorded within other assets on the Company’s consolidated balance sheets.

(2)As of December 28, 2024, the Company recorded $9 million within accrued expenses and current liabilities and $166 million within other long-term liabilities on the Company’s consolidated balance sheets. As of March 30, 2024, the Company recorded $3 million within accrued expenses and current liabilities and $85 million within other long-term liabilities on the Company’s consolidated balance sheets.
The Company records and presents the fair value of all of its derivative assets and liabilities on its consolidated balance sheets on a gross basis, as shown in the above table. However, if the Company were to offset and record the asset and liability balances for its derivative instruments on a net basis in accordance with the terms of its master netting arrangements, which provide for the right to set-off amounts for similar transactions denominated in the same currencies and with the same banks, the resulting impact as of December 28, 2024 and March 30, 2024 would be as follows (in millions):

	Net Investment Hedges		Interest Rate Swaps
	December 28, 2024	March 30, 2024	December 28, 2024	March 30, 2024
Assets subject to master netting arrangements	$17	$12	$—	$—
Liabilities subject to master netting arrangements	$161	$88	$14	$—
Derivative assets, net	$9	$8	$—	$—
Derivative liabilities, net	$153	$84	$14	$—
Currently, the Company’s master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties.
The following table summarizes the pre-tax impact of the gains and losses on the Company’s designated net investment hedges, fair value hedges and interest rate swaps (in millions):

	Three Months Ended		Nine Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
	Pre-Tax Gains Recognized in OCI	Pre-Tax (Losses) Gains Recognized in OCI	Pre-Tax Losses Recognized in OCI	Pre-Tax Losses Recognized in OCI
Designated net investment hedges	$240	$(238)	$(26)	$(213)
Designated interest rate swaps	$1	$—	$(14)	$—
Designated fair value hedge	$—	$4	$—	$(5)
For the three months ended December 28, 2024 and December 30, 2023, there was no pre-tax activity recorded within the consolidated statements of operations and comprehensive (loss) income related to designated forward foreign currency exchange contracts. The following table summarizes the pre-tax impact of the gains within the consolidated statements of operations and comprehensive (loss) income related to designated forward foreign currency exchange contracts for the nine months ended December 28, 2024 and December 30, 2023 (in millions):

	Nine Months Ended
	Pre-Tax Gain Reclassified from Accumulated OCI		Location of Gain Recognized
	December 28, 2024	December 30, 2023
Designated forward foreign currency exchange contracts	$—	$4	Cost of goods sold
14. Shareholders’ Equity
Share Repurchase Program
On November 9, 2022, the Company announced its Board of Directors approved a two-year share repurchase program (the “Existing Share Repurchase Plan”) to purchase up to $1.0 billion of its outstanding ordinary shares. Share repurchases may be made in open market or privately negotiated transactions and/or pursuant to Rule 10b5-1 trading plans, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors. However, pursuant to the terms of the Merger Agreement, and subject to certain limited exceptions, the Company was prohibited from repurchasing its ordinary shares other than the acceptance of Company ordinary shares as payment of the exercise price of Company options or for withholding taxes with respect of Company equity awards. Accordingly, the Company did not repurchase any of its ordinary shares during the pendency of the Merger Agreement pursuant to the Existing Share Repurchase Plan. The Existing Share Repurchase Plan expired on November 9, 2024.
During the nine months ended December 28, 2024, and for the reasons set forth above, the Company did not purchase any shares through open market transactions under the Existing Share Repurchase Plan. As of December 28, 2024, the Company had no remaining availability under the Company’s Existing Share Repurchase Plan as it expired on November 9, 2024.
During the nine months ended December 30, 2023, the Company purchased 2,637,102 shares for a total cost of approximately $100 million including commissions, through open market transactions under the Existing Share Repurchase Plan.
The Company also has in place a “withhold to cover” repurchase program, which allows the Company to withhold ordinary shares from certain executive officers and directors to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards. During the nine month periods ended December 28, 2024 and December 30, 2023, the Company withheld 117,710 shares and 185,133 shares, respectively, with a fair value of $4 million and $7 million, respectively, in satisfaction of minimum tax withholding obligations relating to the vesting of restricted share awards.
Accumulated Other Comprehensive Income
The following table details changes in the components of accumulated other comprehensive income (“AOCI”), net of taxes, for the nine months ended December 28, 2024 and December 30, 2023, respectively (in millions):

	Foreign Currency Translation Adjustments (1)	Net (Loss) Gain on Derivatives (2)	Other Comprehensive Income Attributable to Capri
Balance at March 30, 2024	$161	$—	$161
Other comprehensive loss before reclassifications	(28)	(11)	(39)
Less: amounts reclassified from AOCI to earnings	—	—	—
Other comprehensive loss, net of tax	(28)	(11)	(39)
Balance at December 28, 2024	$133	$(11)	$122

Balance at April 1, 2023	$143	$4	$147
Other comprehensive loss before reclassifications	(112)	—	(112)
Less: amounts reclassified from AOCI to earnings	—	4	4
Other comprehensive loss, net of tax	(112)	(4)	(116)
Balance at December 30, 2023	$31	$—	$31

(1)Foreign currency translation adjustments for the nine months ended December 28, 2024 primarily include a $19 million loss, net of taxes of $7 million, relating to the Company’s net investment hedges, as well as a net $9 million translation loss. Foreign currency translation adjustments for the nine months ended December 30, 2023 primarily include a $159 million loss, net of taxes of $59 million, relating to the Company’s net investment and fair value hedges partially offset by a net $47 million translation gain.
(2)For the nine months ended December 28, 2024, reclassified amounts primarily relate to the Company’s interest rate swaps, net of taxes of $3 million, and are recorded within interest (income) expense, net, in the Company’s consolidated statements of operations and comprehensive (loss) income. For the nine months ended December 30, 2023, reclassified amounts primarily relate to the Company’s forward foreign currency exchange contracts for inventory purchases and are recorded within cost of goods sold in the Company’s consolidated statements of operations and comprehensive (loss) income. All tax effects were not material for the nine months ended December 30, 2023.

15. Share-Based Compensation
The Company grants equity awards to certain employees and directors of the Company at the discretion of the Company’s Compensation and Talent Committee. The Company has two equity plans: one stock option plan adopted in Fiscal 2008 (as amended and restated, the “2008 Plan”), and an Omnibus Incentive Plan adopted in the third fiscal quarter of Fiscal 2012 and amended and restated with shareholder approval in May 2015, and again in June 2020 (the “Incentive Plan”). The 2008 Plan only provided for grants of share options and was authorized to issue up to 23,980,823 ordinary shares. As of December 28, 2024, there were no shares available to grant equity awards under the 2008 Plan.
The Incentive Plan allows for grants of share options, restricted shares and RSUs, and other equity awards, and authorizes a total issuance of up to 22,471,000 ordinary shares after amendments in August 2022. At December 28, 2024, there were 2,528,848 ordinary shares available for future grants of equity awards under the Incentive Plan. Option grants issued from the 2008 Plan generally expire ten years from the date of the grant, and those issued under the Incentive Plan generally expire seven years from the date of the grant.
The following table summarizes the Company’s share-based compensation activity during the nine months ended December 28, 2024:

	Options	Service-Based RSUs	Performance-Based RSUs
Outstanding/Unvested at March 30, 2024	191,967	2,688,284	368,932
Granted	—	1,979,834	—
Exercised/Vested	—	(1,422,937)	(12,318)
Canceled/Forfeited	(11,486)	(237,747)	—
Outstanding/Unvested at December 28, 2024	180,481	3,007,434	356,614
The weighted average grant date fair value of service-based RSUs granted during the nine months ended December 28, 2024 was $32.21. There were no performance-based RSUs granted during the nine months ended December 28, 2024. The weighted average grant date fair value of service-based and performance-based RSUs granted during the nine months ended December 30, 2023 was $36.90 and $36.82, respectively.
Share-Based Compensation Expense
The following table summarizes compensation expense attributable to share-based compensation for the three and nine months ended December 28, 2024 and December 30, 2023 (in millions):

	Three Months Ended		Nine Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Share-based compensation expense	$12	$18	$49	$65
Tax benefit related to share-based compensation expense	$1	$2	$8	$9
Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on historical forfeiture rates. The estimated value of future forfeitures for equity awards as of December 28, 2024 is approximately $7 million. There are no forfeitures for performance-based RSUs.
See Note 17 in the Company’s Fiscal 2024 Annual Report on Form 10-K for additional information relating to the Company’s share-based compensation awards.
16. Income Taxes
The Company’s effective tax rate for the three and nine months ended December 28, 2024 was 9.8% and 14.4%, respectively. This rate differs from the United Kingdom (“U.K.”) federal statutory rate of 25% primarily related to the impact of the non-deductible goodwill impairment charges recorded partially offset by unfavorable geographic mix of earnings and the unfavorable impact of global financing activities due to a net loss for both the three and nine months ended December 28, 2024.

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
The Company’s effective tax rate for the nine months ended December 30, 2023 was 11.3%. This rate differs from the United Kingdom (“U.K.”) federal statutory rate of 25% primarily due to the favorable impact of global financing activities and the release of valuation allowance on Korean deferred tax assets during the nine months ended December 30, 2023.
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
On January 10, 2025, the United States Treasury and the IRS issued final regulations that address several long-standing issues related to dual consolidated losses and introduce new rules for disregarded payment losses. The changes related to disregarded payment losses could impact how the Company utilizes certain deductions and losses to offset its U.S. income as part of its global financing activities beginning in Fiscal 2027. The Company will continue to evaluate its impact as further information becomes available.
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
The Company’s three reportable segments are as follows:
•Versace — segment includes revenue generated through the sale of Versace luxury ready-to-wear, accessories and footwear through directly operated Versace boutiques throughout the Americas, certain parts of EMEA and certain parts of Asia, as well as through Versace outlet stores and e-commerce sites. In addition, revenue is generated through wholesale sales to distribution partners (including geographic licensing arrangements that allow third parties to use the Versace trademarks in connection with retail and/or wholesale sales of Versace branded products in specific geographic regions), multi-brand department stores and specialty stores worldwide, as well as through product license agreements in connection with the manufacturing and sale of the Versace Jeans Couture product line, fragrances, watches, eyewear and home furnishings.
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
In addition to these reportable segments, the Company has certain corporate costs that are not directly attributable to its brands and, therefore, are not allocated to its segments. Such costs primarily include certain administrative, corporate occupancy, shared service and information technology system expenses, including enterprise resource planning system implementation costs and Capri transformation program costs. In addition, certain other costs are not allocated to segments, including Merger related income (costs), impairment charges and restructuring and other income (expense). The segment structure is consistent with how the Company’s CODM plans and allocates resources, manages the business and assesses performance. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance.

The following table presents the key performance information of the Company’s reportable segments (in millions):

	Three Months Ended		Nine Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Total revenue:
Versace	$193	$227	$613	$766
Jimmy Choo	159	166	472	481
Michael Kors	909	1,034	2,322	2,700
Total revenue	$1,261	$1,427	$3,407	$3,947

Income (loss) from operations:
Versace	$(21)	$(14)	$(41)	$24
Jimmy Choo	(6)	4	(7)	11
Michael Kors	147	219	309	518
Total segment income from operations	120	209	261	553
Less: Corporate expenses	(51)	(68)	(178)	(210)
Impairment of assets (1)	(675)	(6)	(718)	(26)
Merger related income (costs)	14	(8)	(1)	(12)
Restructuring and other income (expense)	2	(5)	—	(3)
Total (loss) income from operations	$(590)	$122	$(636)	$302

(1)Impairment of assets during the nine months ended December 28, 2024 includes $617 million, $83 million and $18 million of impairment charges related to the Versace, Jimmy Choo and Michael Kors reportable segments, respectively. Impairment of assets during the three and nine months ended December 30, 2023 primarily related to operating lease right-of-use assets at certain Versace and Michael Kors store locations.

Depreciation and amortization expense for each segment are as follows (in millions):

	Three Months Ended		Nine Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Depreciation and amortization:
Versace	$16	$14	$44	$40
Jimmy Choo	7	7	22	22
Michael Kors	19	20	59	61
Corporate	7	5	20	16
Total depreciation and amortization	$49	$46	$145	$139
Total revenue (based on country of origin) by geographic location are as follows (in millions):

	Three Months Ended		Nine Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Revenue:
The Americas (United States, Canada and Latin America) (1)	$754	$843	$1,918	$2,165
EMEA	341	376	994	1,149
Asia	166	208	495	633
Total revenue	$1,261	$1,427	$3,407	$3,947

(1)Total revenue earned in the U.S. was $689 million and $1.741 billion, respectively, for the three and nine months ended December 28, 2024. Total revenue earned in the U.S. was $764 million and $1.959 billion, respectively, for the three and nine months ended December 30, 2023.

18. Subsequent Events
Net Investment Hedges
During the fourth quarter of Fiscal 2025, the Company terminated its fixed-to-fixed cross-currency swap portfolio with an aggregate notional amount of $2.384 billion related to its net investment in Euro denominated subsidiaries, while subsequently replacing these contracts with the same approximate aggregate notional amounts to hedge its net investment in Euro denominated subsidiaries. The modification of these hedges resulted in the Company receiving $42 million in cash.
Amended and Restated Credit Agreement and New Term Loans
On February 4, 2025 (the “Closing Date”), the Company entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with, among others, JPMorgan Chase Bank, N.A., as administrative agent, which amended and restated the Company’s existing credit agreement, dated as of July 1, 2022 (as previously amended, the “Existing Credit Agreement”). The Amended and Restated Credit Agreement provides for senior secured credit facilities in the aggregate principal amount of the U.S. Dollar equivalent of $2.2 billion (the “2025 Credit Facilities”), under which the Company, a U.S. subsidiary of the Company, a Canadian subsidiary of the Company and a Swiss subsidiary of the Company are borrowers, and which will be guaranteed by the borrowers and certain other subsidiaries of the Company. The 2025 Credit Facilities are comprised of (i) a new $700 million senior secured term loan facility comprised of (a) a $392 million tranche of terms loans in U.S. Dollars (the “USD Term Loans”), which was fully drawn by Michael Kors (USA), Inc. on the Closing Date, and (b) a tranche of term loans in Euros in an amount equal to the Euro equivalent of $302 million (the “Euro Term Loans,” and together with the USD Term Loans, the “New Term Loans”), which were fully drawn by Michael Kors (Switzerland) GmbH on the Closing Date, and (ii) the existing $1.5 billion revolving credit facility (the “Revolving Credit Facility”) as provided under the Existing Credit Agreement, which may be denominated in U.S. Dollars and other currencies, including Euros, Canadian Dollars, Pounds Sterling, Japanese Yen and Swiss Francs, and which includes sub-facilities for the issuance of letters of credit up to $125 million and swing line loans at the administrative agent’s discretion of up to $100 million.
The Revolving Credit Facility and the New Term Loans mature on July 1, 2027. The applicable borrower is required to make quarterly principal payments in respect to the New Term Loans on the last business day of each calendar quarter, commencing with the last business day of the first full calendar quarter ending after the Closing Date, in equal installments equal to 1.25% of the original principal amount of the applicable New Term Loans on the Closing Date. Amounts repaid or prepaid in respect of the term loans may not be reborrowed.
The Amended and Restated Credit Agreement adds a requirement that the obligations under the 2025 Credit Facilities will be secured by liens on substantially all of the assets of the Company and its U.S. subsidiaries that are borrowers and guarantors, excluding real property and other customary exceptions, and substantially all of the registered intellectual property of the Company and its subsidiaries. With respect to certain non-ordinary course asset sales, the Company may elect to reinvest the net cash proceeds from such sales in the business of the Company and its subsidiaries, and to the extent it does not do so, the Company is required to apply such net cash proceeds to prepay the New Term Loans, subject to certain thresholds and exceptions. The New Term Loans are also required to be prepaid with the net cash proceeds of any indebtedness for borrowed money that is not permitted under the Amended and Restated Credit Agreement, as well as from certain equity issuances by the Company.
Borrowings under the Revolving Credit Facility were used on the Closing Date to repay in part the $450 million 364 Day Term Loan due November 1, 2025 outstanding under the Existing Credit Agreement (the “Existing Term Loans”) and to pay transaction costs, and may be used to finance working capital needs and other general corporate purposes of the Company and its subsidiaries. The New Term Loans were borrowed on the Closing Date to repay outstanding indebtedness, including the Existing Term Loans, to pay transactions costs and for general corporate purposes of the Company and its subsidiaries. It was a condition to the effectiveness of the Amended and Restated Credit Agreement that the Company repay all amounts outstanding in respect of the €450 million senior unsecured term loan under the Versace Term Loan Agreement dated as of December 5, 2022 among Gianni Versace S.r.l., as borrower, Intesa Sanpaolo S.p.A., Banca Nazionale Del Lavoro S.p.A. and UniCredit S.p.A., as arrangers and lenders, and Intesa Sanpaolo S.p.A., as agent.
The Amended and Restated Credit Agreement continues to require the Company to maintain a net leverage ratio as of the end of each fiscal quarter of no greater than 4.0 to 1. Such net leverage ratio is calculated as the ratio of the sum of total indebtedness, plus the capitalized amount of all operating lease obligations, as of the date of the measurement, minus unrestricted cash and cash equivalents not to exceed $200,000,000, to Consolidated EBITDAR. The Amended and Restated Credit Agreement also includes covenants that limit additional indebtedness, liens, acquisitions and other investments, dispositions, restricted payments and affiliate transactions. The Amended and Restated Credit Agreement contains events of default customary for financings of this type, including, but not limited to, payment defaults, material inaccuracy of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy or insolvency, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or collateral document supporting the 2025 Credit Facilities to be in full force and effect, and changes of control. If such an event of default occurs and is continuing, the lenders under the 2025 Credit Facilities would be entitled to take various actions, including, but not limited to, terminating the commitments and accelerating amounts outstanding under the 2025 Credit Facilities and exercising remedies against collateral.
Additional information about the Amended and Restated Credit Agreement is set forth in the Company's Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on February 4, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Termination of the Agreement and Plan of Merger
As previously disclosed, on August 10, 2023, Capri entered into an Agreement and Plan of Merger with Tapestry, Inc., a Maryland corporation, and Sunrise Merger Sub, Inc., a British Virgin Islands business company limited by shares and a direct wholly owned subsidiary of Tapestry. The Merger Agreement provides that, among other things and on the terms and subject to the conditions set forth therein, Tapestry would acquire Capri in an all-cash transaction by means of a merger of Merger Sub with and into Capri, with Capri surviving the Merger as a wholly owned subsidiary of Tapestry.
The Merger had been approved by the boards of directors of Capri and Tapestry and by the shareholders of Capri. Completion of the Merger was subject to, among other customary conditions, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Company received regulatory approval from all countries except for the United States. In connection with Tapestry’s proposed acquisition of Capri, on April 22, 2024, the U.S. FTC filed a lawsuit in the United States District Court for the Southern District of New York (the “District Court”) against Tapestry and the Company seeking to block the Merger, claiming that the Merger would violate Section 7 of the Clayton Act and that the Merger Agreement and the Merger constituted unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and should be enjoined. The preliminary injunction hearing concluded in September 2024, and on October 24, 2024, the District Court granted the FTC's motion for a preliminary injunction to enjoin the Merger pending the completion of the FTC's in-house administrative proceeding. On October 28, 2024, Tapestry and Capri jointly filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit (the “Second Circuit”).
On November 13, 2024, the parties to the Merger Agreement entered into a termination agreement pursuant to which they agreed to terminate the Merger Agreement, effective immediately. In connection with the termination, consistent with the Merger Agreement, Tapestry agreed to reimburse the Company approximately $45 million in cash for certain expenses on November 14, 2024. The parties to the Merger Agreement also agreed to release each other and their related parties from any and all liability, claims, rights, actions, causes of action, suits, liens, obligations, accounts, debts, demands, agreements, promises, liabilities, controversies, costs, charges, damages, expenses and fees (including attorney’s, financial advisor’s or other fees) in connection with, arising out of or related to the Merger Agreement or the transactions contemplated therein or thereby. On November 15, 2024, Capri and Tapestry stipulated to the dismissal of the appeal to the Second Circuit. On December 4, 2024, the FTC’s in-house administrative proceeding was dismissed without prejudice.
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

Our Jimmy Choo brand offers a distinctive, glamorous and fashion-forward product range, enabling it to develop into a leading global luxury accessory brand, whose core product offering is women’s luxury shoes, complemented by accessories, including handbags, small leather goods, jewelry, scarves and belts, as well as men’s luxury shoes and accessories. In addition, certain categories, such as fragrances and eyewear, are produced under licensing agreements. Jimmy Choo’s design team is led by Sandra Choi, who has been the Creative Director for the brand since its inception in 1996. Jimmy Choo products are chic, glamorous and instinctively seductive. The brand offers classic and timeless luxury products, alongside innovative collections that are intended to set and lead fashion trends. Jimmy Choo is represented through its global store network, its e-commerce sites, as well as through the most prestigious department and specialty stores worldwide.
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
Certain Factors Affecting Financial Condition and Results of Operations
Impairment losses. During the third quarter of Fiscal 2025, we identified impairment indicators due to the termination of the Merger Agreement, the decline in our share price, continued softening of consumer demand for fashion luxury goods globally and the continuing decline in operating results during the third quarter impacting all three of our brands. As we determined that it was more likely than not that the fair values of certain reporting units and/or brands were below their carrying amounts, we performed an interim impairment test during the third quarter of Fiscal 2025. As a result of our impairment assessment, we recorded $671 million of impairment charges related to our Jimmy Choo and Versace goodwill and intangible assets during the three and nine months ended December 28, 2024. It is possible that our conclusions regarding impairment or recoverability of goodwill or other intangible assets could change in future periods. Such changes could result in future impairment charges of goodwill or other intangible assets and such amounts could be significant. See Item 1A. Risk Factors “We may incur significant goodwill and/or intangible asset impairment charges with respect to one or more of our brands which could have a material adverse impact on our results of operations and financial condition.”
Macroeconomic conditions and inflationary pressures. Global economic conditions and the related impact on levels of consumer spending worldwide impacted our business in the first nine months of Fiscal 2025, and are likely to continue to impact our business and the luxury accessories, footwear and apparel industry overall for the foreseeable future. Inflation, rising interest rates, higher fuel and energy costs and commodity prices, reductions in net worth based on stock market declines and uncertainty, home prices, credit availability and consumer debt levels, concerns of a global banking crisis, political instability due to war or other geopolitical factors, including the presidential change in the U.S., and other macroeconomic pressures and general uncertainty regarding the overall future economic environment have created a challenging retail environment, which is expected to continue in the near term. Purchases of discretionary luxury items, such as the accessories, footwear and apparel that we produce, tend to decline when disposable income is lower or when there are recessions, inflationary pressures or other economic uncertainty which could negatively affect our financial condition and results of operations.
Luxury goods trends and demand for our accessories and related merchandise. Our performance is affected by trends in the luxury goods industry, global consumer spending, macroeconomic factors, overall levels of consumer travel and spending on discretionary items as well as shifts in demographics and changes in lifestyle preferences. We have experienced, and may continue to experience, material reductions in revenues across our brands and regions driven predominantly by softening demand globally for fashion luxury goods as well as Versace and Michael Kors’ brand repositioning efforts. If demand for global fashion luxury goods continues to soften and/or if we do not correctly gauge consumer needs and fashion trends and respond appropriately, our future results of operations may be materially impacted.

Foreign currency fluctuation. Our consolidated operations are impacted by the relationships between our reporting currency, the United States dollar, and those of our non-United States subsidiaries whose functional/local currency is other than the United States dollar, primarily the Euro, the British Pound, the Chinese Renminbi and the Japanese Yen, among others. We continue to expect volatility in the global foreign currency exchange rates, which may have a negative impact on the reported results of certain of our non-United States subsidiaries in the future, when translated to the United States dollar.
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
Costs of manufacturing, tariffs and import regulations. Our industry is subject to volatility in costs related to certain raw materials used in the manufacturing of our products. This volatility applies primarily to costs driven by commodity prices, which can increase or decrease dramatically over a short period of time. In addition, our costs may be impacted by sanction tariffs imposed on our products due to changes in trade terms. We rely on free trade agreements and other supply chain initiatives in order to maximize efficiencies relating to product importation. We are also subject to government import regulations, including United States Customs and Border Protection (“CBP”) withhold release orders. The imposition of taxes, duties and quotas, the withdrawal from or material modification to trade agreements, and/or if CBP detains shipments of our goods pursuant to a withhold release order could have a material adverse effect on our business, results of operations and financial condition. If additional tariffs or trade restrictions are implemented by the United States or other countries, the cost of our products could increase which could adversely affect our business. In addition, commodity prices and tariffs may have an adverse impact on our revenues, results of operations and cash flows. We use commercially reasonable efforts to mitigate these effects by sourcing our products as efficiently as possible and diversifying the countries where we produce. In addition, manufacturing labor costs are also subject to degrees of volatility based on local and global economic conditions. We use commercially reasonable efforts to source from localities that suit our manufacturing standards and result in more favorable labor driven costs of our product.
Implementing and updating information technology systems. During Fiscal 2024, we began implementing a new state of the art e-commerce platform across certain of our brands which was completed in Fiscal 2025. While the new platform is designed to improve the user experience and enhance consumer engagement, the transition created unanticipated challenges which negatively impacted our results of operations. The continued implementation of this platform may also negatively impact our future results of operations. See Item 1A — “Risk Factors” — “A material delay or disruption in our information technology systems or e-commerce websites or our failure or inability to upgrade our information technology systems precisely and efficiently could have a material adverse effect on our business, results of operations and financial condition” of our Annual Report on Form 10-K for the fiscal year ended March 30, 2024 for additional discussion.
Segment Information
We operate in three reportable segments, which are as follows:
Versace
We generate revenue through the sale of Versace luxury accessories, ready-to-wear and footwear through directly operated Versace boutiques throughout North America (United States and Canada), certain parts of EMEA (Europe, Middle East and Africa) and certain parts of Asia (Asia and Oceania), as well as through Versace outlet stores and e-commerce sites. In addition, revenue is generated through wholesale sales to distribution partners (including geographic licensing arrangements), multi-brand department stores and specialty stores worldwide, as well as through product license agreements in connection with the manufacturing and sale of the Versace Jeans Couture product line, fragrances, watches, eyewear and home furnishings.
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
Unallocated Corporate Expenses
In addition to the reportable segments discussed above, we have certain corporate costs that are not directly attributable to our brands and, therefore, are not allocated to segments. Such costs primarily include certain administrative, corporate occupancy, shared service and information technology systems expenses, including system implementation costs and Capri transformation program costs. In addition, certain other costs are not allocated to segments, including Merger related expenses, impairment charges and restructuring and other income (expense). The segment structure is consistent with how our chief operating decision maker plans and allocates resources, manages the business and assesses performance. The following table presents our total revenue and income from operations by segment for the three and nine months ended December 28, 2024 and December 30, 2023 (in millions):

	Three Months Ended		Nine Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Total revenue:
Versace	$193	$227	$613	$766
Jimmy Choo	159	166	472	481
Michael Kors	909	1,034	2,322	2,700
Total revenue	$1,261	$1,427	$3,407	$3,947

Income (loss) from operations:
Versace	$(21)	$(14)	$(41)	$24
Jimmy Choo	(6)	4	(7)	11
Michael Kors	147	219	309	518
Total segment income from operations	120	209	261	553
Less: Corporate expenses	(51)	(68)	(178)	(210)
Impairment of assets (1)	(675)	(6)	(718)	(26)
Merger related income (costs)	14	(8)	(1)	(12)
Restructuring and other income (expense)	2	(5)	—	(3)
Total (loss) income from operations	$(590)	$122	$(636)	$302

(1)Impairment of assets during the nine months ended December 28, 2024 includes $617 million, $83 million and $18 million of impairment charges related to the Versace, Jimmy Choo and Michael Kors reportable segments, respectively. Impairment of assets during the three and nine months ended December 30, 2023 primarily related to operating lease right-of-use assets at certain Versace and Michael Kors store locations.

The following table presents our global network of retail stores by brand:

	As of
	December 28, 2024	December 30, 2023
Number of full price retail stores (including concessions):
Versace	174	170
Jimmy Choo	168	180
Michael Kors	435	493
	777	843

Number of outlet stores:
Versace	60	63
Jimmy Choo	56	57
Michael Kors	312	307
	428	427

Total number of retail stores	1,205	1,270
The following table presents our retail stores by geographic location:

	As of			As of
	December 28, 2024			December 30, 2023
	Versace	Jimmy Choo	Michael Kors	Versace	Jimmy Choo	Michael Kors
Store count by region:
The Americas	46	44	292	44	43	308
EMEA	56	65	150	61	69	171
Asia	132	115	305	128	125	321
	234	224	747	233	237	800
Key Consolidated Performance Indicators and Statistics
We use a number of key indicators of operating results to evaluate our performance, including the following (dollars in millions):

	Three Months Ended		Nine Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Total revenue	$1,261	$1,427	$3,407	$3,947
Gross profit as a percent of total revenue	64.4%	65.0%	64.4%	65.2%
(Loss) income from operations	$(590)	$122	$(636)	$302
(Loss) income from operations as a percent of total revenue	(46.8)%	8.5%	(18.7)%	7.7%
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
Goodwill and Other Intangible Assets
We perform our annual impairment assessment of goodwill and intangible assets during the fourth quarter of each fiscal year, or whenever impairment indicators exist. During the third quarter of Fiscal 2025, we identified impairment indicators due to the reduction of our share price following the termination of the Merger Agreement, continued softening of consumer demand for fashion luxury goods globally and the continuing decline in operating results during the third quarter impacting all three of our brands. As a result of these factors, we concluded that impairment indicators existed during the third quarter of Fiscal 2025, resulting in the need to perform an interim impairment assessment of goodwill and intangible assets.
We performed our goodwill impairment assessment for our Michael Kors reporting units using a qualitative assessment. Based on the results of our qualitative impairment assessment, we concluded that it is more likely than not that the fair value of the Michael Kors’ reporting units exceeded their carrying values and, therefore, were not impaired. We performed a quantitative impairment analyses for the Versace and Jimmy Choo reporting units, using a combination of income and market approaches to estimate the fair values of reporting units. We also performed a quantitative impairment analysis for the Versace and Jimmy Choo brand intangible assets using an income approach to estimate the fair values.
Based on the results of these assessments, we determined there was no impairment for the Jimmy Choo Licensing reporting unit goodwill as the fair value exceeded the related carrying value. However, we concluded that the fair value of the Jimmy Choo Wholesale reporting unit goodwill and Retail and Wholesale brand indefinite-lived intangible assets did not exceed their related carrying amounts and we recorded impairment. These impairment charges were primarily related to a decline in revenue driven predominantly by softening demand globally for fashion luxury goods, as well as, Versace’s recent efforts to reposition the brand by placing a greater emphasis on luxury and craftsmanship. Accordingly, we recorded goodwill impairment charges of $66 million related to the Jimmy Choo Wholesale reporting unit that has a remaining balance of $26 million. The Jimmy Choo Retail reporting unit’s goodwill balance was fully impaired during Fiscal 2024. We also recorded impairment charges of $15 million related to the Jimmy Choo Retail and Wholesale brand intangible assets that have remaining balances of $147 million and $52 million, respectively. The impairment charges were recorded within impairment of assets on our consolidated statement of operations and comprehensive (loss) income for the period ended December 28, 2024.

Further, based on the results of these assessments, we determined that there was no impairment for the Versace Licensing reporting unit goodwill as the fair value exceeded the related carrying value. However, the fair value of the Versace Retail and Wholesale reporting units goodwill and Retail and Wholesale brand indefinite-lived intangible assets did not exceed their related carrying amounts. These impairment charges were primarily related to a decline in revenue driven predominantly by softening demand globally for fashion luxury goods as well as Versace’s recent efforts to reposition the brand to place a greater emphasis on luxury and craftsmanship. Accordingly, we recorded goodwill impairment charges of $364 million related to the Versace Retail and Wholesale reporting units goodwill that have remaining balances of $97 million and $22 million, respectively. We also recorded impairment charges of $216 million related to the Versace Retail and Wholesale brand intangible assets that have remaining balances of $351 million and $85 million, respectively. The impairment charges were recorded within impairment of assets on our consolidated statement of operations and comprehensive (loss) income for the period ended December 28, 2024.

It is possible that our conclusions regarding impairment or recoverability of goodwill or other intangible assets could change in future periods if, for example, (i) our businesses do not perform as projected, (ii) overall economic conditions in future years vary from current assumptions, (iii) business conditions or strategies change from our current assumptions, (iv) discount rates change, (v) market multiples change or (vi) the identification of our reporting units change, among other factors. Such changes could result in a future impairment charge of goodwill or other intangible assets.

Results of Operations
Comparison of the three months ended December 28, 2024 with the three months ended December 30, 2023
The following table details the results of our operations for the three months ended December 28, 2024 and December 30, 2023, and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Three Months Ended		$ Change	% Change	% of Total Revenue for the Three Months Ended
	December 28, 2024	December 30, 2023			December 28, 2024	December 30, 2023
Statements of Operations Data:
Total revenue	$1,261	$1,427	$(166)	(11.6)%
Cost of goods sold	449	499	(50)	(10.0)%	35.6%	35.0%
Gross profit	812	928	(116)	(12.5)%	64.4%	65.0%
Selling, general and administrative expenses	680	749	(69)	(9.2)%	53.9%	52.5%
Depreciation and amortization	49	46	3	6.5%	3.9%	3.2%
Impairment of assets	675	6	669	NM	53.5%	0.4%
Restructuring and other (income) expense	(2)	5	(7)	NM	(0.2)%	0.4%
Total operating expenses	1,402	806	596	73.9%	NM	56.5%
(Loss) income from operations	(590)	122	(712)	NM	(46.8)%	8.5%
Interest (income) expense, net	(8)	1	(9)	NM	(0.6)%	0.1%
Foreign currency loss (gain)	23	(2)	25	NM	1.8%	(0.1)%
(Loss) income before income taxes	(605)	123	(728)	NM	(48.0)%	8.6%
(Benefit) provision for income taxes	(59)	18	(77)	NM	(4.7)%	1.3%
Net (loss) income	(546)	105	(651)	NM
Less: Net income attributable to noncontrolling interest	1	—	1	NM
Net (loss) income attributable to Capri	$(547)	$105	$(652)	NM

NM Not meaningful
Total Revenue
Total revenue decreased $166 million, or 11.6%, to $1.261 billion for the three months ended December 28, 2024, compared to $1.427 billion for the three months ended December 30, 2023, which included net unfavorable foreign currency effects of approximately $4 million, as a result of the strengthening of the United States dollar compared to the Euro and Japanese Yen for the three months ended December 28, 2024. On a constant currency basis, our total revenue decreased $162 million, or 11.4%. The decrease is primarily attributable to an overall slowdown in demand for luxury fashion goods globally, as well as the result of certain strategic initiatives previously put in place at Versace and Michael Kors that did not perform as expected.

	Three Months Ended			% Change
(in millions)	December 28, 2024	December 30, 2023	$ Change	As Reported	Constant Currency
Versace	$193	$227	$(34)	(15.0)%	(15.0)%
Jimmy Choo	159	166	(7)	(4.2)%	(4.2)%
Michael Kors	909	1,034	(125)	(12.1)%	(11.7)%
Total revenue	$1,261	$1,427	$(166)	(11.6)%	(11.4)%
•Versace revenues decreased $34 million, or 15.0%, to $193 million on both a reported and constant currency basis for the three months ended December 28, 2024, compared to $227 million for the three months ended

December 30, 2023, primarily due to softening demand globally for fashion luxury goods along with Versace’s recent efforts to reposition the brand to place a greater emphasis on luxury and craftsmanship.
•Jimmy Choo revenues decreased $7 million, or 4.2%, to $159 million on both a reported and constant currency basis for the three months ended December 28, 2024, compared to $166 million for the three months ended December 30, 2023, primarily attributable to lower revenues in Asia and the Americas partially offset by higher revenues in EMEA.
•Michael Kors revenue decreased $125 million, or 12.1%, to $909 million for the three months ended December 28, 2024, compared to $1.034 billion for the three months ended December 30, 2023, which included unfavorable foreign currency effects of $4 million. On a constant currency basis, revenue decreased $121 million, or 11.7%, primarily due to softening demand globally for fashion luxury goods, as well as the result of certain strategic initiatives previously put in place at Michael Kors that did not perform as expected.
Gross Profit
Gross profit decreased $116 million, or 12.5%, to $812 million for the three months ended December 28, 2024, compared to $928 million for the three months ended December 30, 2023, which included net unfavorable foreign currency effects of $2 million. Gross profit as a percentage of total revenue was 64.4% and 65.0% for the three months ended December 28, 2024 and December 30, 2023, respectively. The gross profit margin decrease was primarily related to lower full price sell-throughs for the three months ended December 28, 2024, as compared to the three months ended December 30, 2023.
Total Operating Expenses
Total operating expenses increased $596 million, or 73.9%, to $1.402 billion for the three months ended December 28, 2024, compared to $806 million for the three months ended December 30, 2023. Our operating expenses included a net favorable foreign currency impact of approximately $1 million. Total operating expenses increased to 111.2% as a percentage of total revenue for the three months ended December 28, 2024, compared to 56.5% for the three months ended December 30, 2023. The components that comprise total operating expenses are explained below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $69 million, or 9.2%, to $680 million for the three months ended December 28, 2024, compared to $749 million for the three months ended December 30, 2023, primarily due to decreased retail store costs, marketing spend and unallocated corporate expenses for the three months ended December 28, 2024.
As a percentage of total revenue, selling, general and administrative expenses increased to 53.9% for the three months ended December 28, 2024, compared to 52.5% for the three months ended December 30, 2023, primarily due to deleveraging of expenses on lower revenues for the three months ended December 28, 2024.
Unallocated corporate expenses, which are included within selling, general and administrative expenses discussed above, but are not directly attributable to a reportable segment, decreased $17 million, or 25.0%, to $51 million for the three months ended December 28, 2024 as compared to $68 million for the three months ended December 30, 2023, primarily due to a decrease in professional fees and information technology costs related to certain Capri transformation projects which are now complete.
Impairment of Assets
For the three months ended December 28, 2024, we recognized asset impairment charges of $675 million primarily related to the impairment of the Jimmy Choo Wholesale and Versace Retail and Wholesale reporting units’ goodwill and Versace and Jimmy Choo brand intangible assets. For the three months ended December 30, 2023, we recognized asset impairment charges of $6 million primarily related to operating lease right-of-use assets at certain Versace and Michael Kors store locations. See Note 12 to the accompanying consolidated financial statements for additional information.

Restructuring and Other (Income) Expense
During the three months ended December 28, 2024, we recorded income of $2 million primarily related to gains on lease terminations partially offset by severance and store closure costs. During the three months ended December 30, 2023, we recorded expenses of $5 million primarily related to equity awards associated with the acquisition of Versace. See Note 9 to the accompanying consolidated financial statements for additional information.
Restructuring and other (income) expense is not evaluated as part of our reportable segments’ results (See Segment Information above for additional information).
(Loss) Income from Operations
As a result, loss from operations was $590 million for three months ended December 28, 2024, compared to income from operations of $122 million for the three months ended December 30, 2023. Loss from operations as a percentage of total revenue was 46.8% for the three months ended December 28, 2024, compared to income from operations of 8.5% for the three months ended December 30, 2023. See Segment Information above for a reconciliation of our segment operating income to total operating (loss) income.

	Three Months Ended
(in millions)	December 28, 2024	December 30, 2023	$ Change	% Change
Income (loss) from operations:
Versace	$(21)	$(14)	$(7)	50.0%
Jimmy Choo	(6)	4	(10)	NM
Michael Kors	147	219	(72)	(32.9)%
Total segment income from operations	$120	$209	$(89)	(42.6)%
Operating Margin:
Versace	(10.9)%	(6.2)%
Jimmy Choo	(3.8)%	2.4%
Michael Kors	16.2%	21.2%

NM Not meaningful
•Versace recorded a loss from operations of $21 million for the three months ended December 28, 2024, compared to $14 million for the three months ended December 30, 2023. Operating margin decreased from a loss of 6.2% for the three months ended December 30, 2023, to an operating loss of 10.9% for the three months ended December 28, 2024, primarily due to deleveraging of operating expenses on lower revenues compared to the prior year, partially offset by lower marketing expenses.
•Jimmy Choo recorded a loss from operations of $6 million for the three months ended December 28, 2024, compared to income of $4 million for the three months ended December 30, 2023. Operating margin decreased from 2.4% for the three months ended December 30, 2023 to an operating loss of 3.8% for the three months ended December 28, 2024, primarily due to deleveraging of operating expenses on lower revenues.
•Michael Kors recorded income from operations of $147 million for the three months ended December 28, 2024, compared to $219 million for the three months ended December 30, 2023. Operating margin decreased from 21.2% for the three months ended December 30, 2023, to 16.2% for the three months ended December 28, 2024, primarily due to deleveraging of operating expenses on lower revenues compared to the prior year.

Interest (Income) Expense, net
For the three months ended December 28, 2024, we recognized $8 million of interest income compared to $1 million of interest expense for the three months ended December 30, 2023. The $9 million improvement in interest (income) expense, net, is primarily due to higher interest income from our net investment hedges and lower average borrowings and effective interest rates on our outstanding debt (see Note 10 and Note 13 to the accompanying consolidated financial statements for additional information).
Foreign Currency Loss (Gain)
For the three months ended December 28, 2024, we recognized a net foreign currency loss of $23 million compared to a gain of $2 million for the three months ended December 30, 2023, primarily attributable to the remeasurement of intercompany transactions with certain of our subsidiaries.
(Benefit) Provision for Income Taxes
The benefit for income taxes was $59 million on a pre-tax loss of $605 million for the three months ended December 28, 2024, compared to a provision of $18 million on pre-tax income of $123 million for the three months ended December 30, 2023. Our effective tax rate for the three months ended December 28, 2024 compared to our effective tax rate for the three months ended December 30, 2023 is not a meaningful metric due to the pre-tax loss in the current year and pre-tax income for the prior year. Our effective tax rate differs from the United Kingdom (“U.K.”) federal statutory rate of 25% primarily related to the impact of the non-deductible goodwill impairment charges recorded partially offset by unfavorable geographic mix of earnings and the unfavorable impact of global financing activities due to a net loss for the three months ended December 28, 2024.
Our effective tax rate may fluctuate from time to time due to the effects of changes in United States federal, state and local taxes and tax rates in foreign jurisdictions. In addition, factors such as the geographic mix of earnings, enacted tax legislation and the results of various global tax strategies, may also impact our effective tax rate in future periods.
On January 10, 2025, the United States Treasury and the Internal Revenue Service (“IRS”) issued final regulations that address several long-standing issues related to dual consolidated losses and introduce new rules for disregarded payment losses. The changes related to disregarded payment losses could impact how we utilize certain deductions and losses to offset our U.S. income as part of our global financing activities beginning in Fiscal 2027. We will continue to evaluate its impact as further information becomes available.
Net (Loss) Income Attributable to Capri
As a result of the foregoing, our net loss was $547 million for the three months ended December 28, 2024, compared to net income of $105 million for the three months ended December 30, 2023.

Results of Operations
Comparison of the nine months ended December 28, 2024 with the nine months ended December 30, 2023
The following table details the results of our operations for the nine months ended December 28, 2024 and December 30, 2023, and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Nine Months Ended		$ Change	% Change	% of Total Revenue for the Nine Months Ended
	December 28, 2024	December 30, 2023			December 28, 2024	December 30, 2023
Statements of Operations Data:
Total revenue	$3,407	$3,947	$(540)	(13.7)%
Cost of goods sold	1,212	1,375	(163)	(11.9)%	35.6%	34.8%
Gross profit	2,195	2,572	(377)	(14.7)%	64.4%	65.2%
Selling, general and administrative expenses	1,968	2,102	(134)	(6.4)%	57.8%	53.3%
Depreciation and amortization	145	139	6	4.3%	4.3%	3.5%
Impairment of assets	718	26	692	NM	21.1%	0.7%
Restructuring and other expense	—	3	(3)	NM	—%	0.1%
Total operating expenses	2,831	2,270	561	24.7%	83.1%	57.5%
(Loss) income from operations	(636)	302	(938)	NM	(18.7)%	7.7%
Interest (income) expense, net	(22)	12	(34)	NM	(0.6)%	0.3%
Foreign currency loss	11	16	(5)	(31.3)%	0.3%	0.4%
(Loss) income before income taxes	(625)	274	(899)	NM	(18.3)%	6.9%
(Benefit) provision for income taxes	(90)	31	(121)	NM	(2.6)%	0.8%
Net (loss) income	(535)	243	(778)	NM
Less: Net income attributable to noncontrolling interest	2	—	2	NM
Net (loss) income attributable to Capri	$(537)	$243	$(780)	NM

NM Not meaningful
Total Revenue
Total revenue decreased $540 million, or 13.7%, to $3.407 billion for the nine months ended December 28, 2024, compared to $3.947 billion for the nine months ended December 30, 2023, which included net unfavorable foreign currency effects of approximately $17 million, as a result of the strengthening of the United States dollar compared to all major currencies in which we operate for the nine months ended December 28, 2024. On a constant currency basis, our total revenue decreased $523 million, or 13.3%. The decrease is primarily attributable to an overall slowdown in demand for luxury fashion goods globally, as well as the result of certain strategic initiatives previously put in place at Versace and Michael Kors that did not perform as expected.

	Nine Months Ended			% Change
(in millions)	December 28, 2024	December 30, 2023	$ Change	As Reported	Constant Currency
Versace	$613	$766	$(153)	(20.0)%	(19.6)%
Jimmy Choo	472	481	(9)	(1.9)%	(1.5)%
Michael Kors	2,322	2,700	(378)	(14.0)%	(13.6)%
Total revenue	$3,407	$3,947	$(540)	(13.7)%	(13.3)%
•Versace revenues decreased $153 million, or 20.0%, to $613 million for the nine months ended December 28, 2024, compared to $766 million for the nine months ended December 30, 2023, which included unfavorable foreign currency effects of $3 million. On a constant currency basis, revenue decreased $150 million, or 19.6%, primarily due to softening demand globally for fashion luxury goods along with Versace’s recent efforts to reposition the brand to place a greater emphasis on luxury and craftsmanship.

•Jimmy Choo revenues decreased $9 million, or 1.9%, to $472 million for the nine months ended December 28, 2024, compared to $481 million for the nine months ended December 30, 2023, which included unfavorable foreign currency effects of $2 million. On a constant currency basis, revenue decreased $7 million, or 1.5%, primarily attributable to lower revenues in Asia and the Americas partially offset by higher revenues in EMEA.
•Michael Kors revenues decreased $378 million, or 14.0%, to $2.322 billion for the nine months ended December 28, 2024, compared to $2.700 billion for the nine months ended December 30, 2023, which included unfavorable foreign currency effects of $12 million. On a constant currency basis, revenue decreased $366 million, or 13.6%, primarily due to softening demand globally for fashion luxury goods, as well as the result of certain strategic initiatives previously put in place at Michael Kors that did not perform as expected.
Gross Profit
Gross profit decreased $377 million, or 14.7%, to $2.195 billion for the nine months ended December 28, 2024, compared to $2.572 billion for the nine months ended December 30, 2023, which included net unfavorable foreign currency effects of $7 million. Gross profit as a percentage of total revenue was 64.4% for the nine months ended December 28, 2024, compared to 65.2% for the nine months ended December 30, 2023. The decrease in gross profit margin primarily related to lower full price sell-throughs partially offset by favorable channel mix for the nine months ended December 28, 2024, as compared to the nine months ended December 30, 2023.
Total Operating Expenses
Total operating expenses increased $561 million, or 24.7%, to $2.831 billion for the nine months ended December 28, 2024, compared to $2.270 billion for the nine months ended December 30, 2023. Our operating expenses included a net favorable foreign currency impact of approximately $6 million. Total operating expenses increased to 83.1% as a percentage of total revenue for the nine months ended December 28, 2024, compared to 57.5% for the nine months ended December 30, 2023. The components that comprise total operating expenses are explained below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $134 million, or 6.4%, to $1.968 billion for the nine months ended December 28, 2024, compared to $2.102 billion for the nine months ended December 30, 2023, primarily due to the timing of marketing spend in the prior year, particularly related to the timing of the Versace fall fashion show, decreased retail store costs and decreased unallocated corporate expenses.
As a percentage of total revenue, selling, general and administrative expenses increased to 57.8% for the nine months ended December 28, 2024, compared to 53.3% for the nine months ended December 30, 2023, primarily due to deleveraging of expenses on lower revenues for the nine months ended December 28, 2024.
Unallocated corporate expenses, which are included within selling, general and administrative expenses discussed above, but are not directly attributable to a reportable segment, decreased $32 million, or 15.2%, to $178 million for the nine months ended December 28, 2024 as compared to $210 million for the nine months ended December 30, 2023, primarily due to a decrease in professional fees and information technology costs related to certain Capri transformation projects which are now complete.
Impairment of Assets
For the nine months ended December 28, 2024, we recognized asset impairment charges of $718 million primarily related to the impairment of the Jimmy Choo Wholesale and Versace Retail and Wholesale reporting units’ goodwill and Versace and Jimmy Choo brand intangible assets as well as operating lease right-of-use assets at certain Versace and Michael Kors store locations. For the nine months ended December 30, 2023, we recognized asset impairment charges of $26 million primarily related to operating lease right-of-use assets at certain Versace and Michael Kors store locations. See Note 12 to the accompanying consolidated financial statements for additional information.

Restructuring and Other Expense
During the nine months ended December 28, 2024, we recorded immaterial net restructuring and other expense which was the result of gains on lease terminations fully offset by severance and store closure costs. During the nine months ended December 30, 2023, we recorded expense of $3 million, primarily related to expenses related to equity awards associated with the acquisition of Versace and severance for certain employees, partially offset by a $10 million gain on the sale of a long-lived corporate asset. See Note 9 to the accompanying consolidated financial statements for additional information.
Restructuring and other expense is not evaluated as part of our reportable segments’ results (see Segment Information above for additional information).
(Loss) Income from Operations
As a result, loss from operations was $636 million for the nine months ended December 28, 2024, compared to income from operations of $302 million for the nine months ended December 30, 2023. Loss from operations as a percentage of total revenue was 18.7% for the nine months ended December 28, 2024, compared to income from operations of 7.7% for the nine months ended December 30, 2023. See Segment Information above for a reconciliation of our segment operating income to total operating (loss) income.

	Nine Months Ended
(in millions)	December 28, 2024	December 30, 2023	$ Change	% Change
Income (loss) from operations:
Versace	$(41)	$24	$(65)	NM
Jimmy Choo	(7)	11	(18)	NM
Michael Kors	309	518	(209)	(40.3)%
Total segment income from operations	$261	$553	$(292)	(52.8)%
Operating Margin:
Versace	(6.7)%	3.1%
Jimmy Choo	(1.5)%	2.3%
Michael Kors	13.3%	19.2%

NM Not meaningful
•Versace recorded a loss from operations of $41 million for the nine months ended December 28, 2024, compared to income of $24 million for the nine months ended December 30, 2023. Operating margin decreased from 3.1% for the nine months ended December 30, 2023, to an operating loss of 6.7% for the nine months ended December 28, 2024, primarily due to deleveraging of operating expenses on lower revenues partially offset by lower marketing expenses compared to the prior year as noted above.
•Jimmy Choo recorded a loss from operations of $7 million for the nine months ended December 28, 2024, compared to income of $11 million for the nine months ended December 30, 2023. Operating margin decreased from 2.3% for the nine months ended December 30, 2023, to an operating loss of 1.5% for the nine months ended December 28, 2024, primarily due to increased retail store costs.
•Michael Kors recorded income from operations of $309 million for the nine months ended December 28, 2024, compared to $518 million for the nine months ended December 30, 2023. Operating margin decreased from 19.2% for the nine months ended December 30, 2023, to 13.3% for the nine months ended December 28, 2024, primarily due to deleveraging of operating expenses on lower revenues compared to the prior year partially offset by lower retail store and marketing expenses.
Interest (Income) Expense, net
We recognized $22 million of interest income for the nine months ended December 28, 2024 compared to $12 million of interest expense for the nine months ended December 30, 2023. The $34 million improvement in interest (income) expense, net, is primarily due to higher interest income from our net investment hedges and lower average borrowings and effective interest rates on our outstanding debt (see Note 10 and Note 13 to the accompanying consolidated financial statements for additional information).
Foreign Currency Loss
For the nine months ended December 28, 2024 and December 30, 2023, we recognized a net foreign currency loss of $11 million and $16 million, respectively, primarily attributable to the remeasurement of intercompany transactions with certain of our subsidiaries.
(Benefit) Provision for Income Taxes
The benefit for income taxes was $90 million on a pre-tax loss of $625 million for the nine months ended December 28, 2024, compared to a provision of $31 million on pre-tax income of $274 million for the nine months ended December 30, 2023. Our effective tax rate for the nine months ended December 28, 2024 compared to our effective tax rate for the nine months ended December 30, 2023 is not a meaningful metric due to the pre-tax loss in the current year and pre-tax income for the prior year. Our effective tax rate differs from the U.K. federal statutory rate of 25% primarily related to the impact of the non-deductible goodwill impairment charges recorded partially offset by unfavorable geographic mix of earnings and the unfavorable impact of global financing activities due to a net loss for the nine months ended December 28, 2024.
Our effective tax rate may fluctuate from time to time due to the effects of changes in United States federal, state and local taxes and tax rates in foreign jurisdictions. In addition, factors such as the geographic mix of earnings, enacted tax legislation and the results of various global tax strategies, may also impact our effective tax rate in future periods.
On January 10, 2025, the United States Treasury and the IRS issued final regulations that address several long-standing issues related to dual consolidated losses and introduce new rules for disregarded payment losses. The changes related to disregarded payment losses could impact how we utilize certain deductions and losses to offset our U.S. income as part of our global financing activities beginning in Fiscal 2027. We will continue to evaluate its impact as further information becomes available.
Net (Loss) Income Attributable to Capri
As a result of the foregoing, our net loss was $537 million for the nine months ended December 28, 2024, compared to net income of $243 million for the nine months ended December 30, 2023.

Liquidity and Capital Resources
Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, along with borrowings available under our credit facilities (see below discussion regarding “Revolving Credit Facilities”) and available cash and cash equivalents. Our primary use of this liquidity is to fund the ongoing cash requirements, including our working capital needs and capital investments in our business, debt repayments, acquisitions, returns of capital, including share repurchases and other corporate activities. We believe that the cash generated from our operations, together with borrowings available under our revolving credit facilities and 364 Day Term Loan and available cash and cash equivalents, will be sufficient to meet our working capital needs for the next 12 months and beyond, including investments made and expenses incurred in connection with our store opening and renovation plans, investments in corporate and distribution facilities, continued IT system development, e-commerce and marketing initiatives. We spent $101 million on capital expenditures during the nine months ended December 28, 2024.
The Capri transformation program represents a multi-year, multi-project initiative intended to improve the operating effectiveness and efficiency of our organization by creating best in class shared platforms across our brands and by expanding our digital capabilities. These initiatives cover multiple aspects of our operations including supply chain, marketing, omni-channel customer experience, e-commerce, data analytics and IT infrastructure. During Fiscal 2024, the remaining operational and IT transformation projects were paused and we will reassess this program, along with related timing, during Fiscal 2026.
The following table sets forth key indicators of our liquidity and capital resources (in millions):

	As of
	December 28, 2024	March 30, 2024
Balance Sheet Data:
Cash and cash equivalents	$356	$199
Working capital	$305	$(87)
Total assets	$5,905	$6,689
Short-term debt	$25	$462
Long-term debt	$1,454	$1,261

	Nine Months Ended
	December 28, 2024	December 30, 2023
Cash Flows Provided by (Used In):
Operating activities	$442	$265
Investing activities	$(68)	$(139)
Financing activities	$(212)	$(116)
Effect of exchange rate changes	$(2)	$(11)
Net increase (decrease) in cash and cash equivalents	$160	$(1)
Cash Provided by Operating Activities
Net cash provided by operating activities was $442 million during the nine months ended December 28, 2024, as compared to net cash provided by in operating activities of $265 million for the nine months ended December 30, 2023. The increase in net cash provided by operating activities was primarily attributable to timing of payments due to improved management of Accounts Payable and Accounts Receivable in the current year, partially offset by a decrease in our net income after non-cash adjustments.
Cash Used in Investing Activities
Net cash used in investing activities was $68 million during the nine months ended December 28, 2024, as compared to net cash used in investing activities of $139 million during the nine months ended December 30, 2023. The decrease in net cash used in investing activities was primarily attributable the receipt of $42 million related to the settlement of certain net investment hedges and lower capital expenditures of $38 million, partially offset by $9 million of acquisition related payments compared to prior year.

Cash Used in Financing Activities
Net cash used in financing activities was $212 million during the nine months ended December 28, 2024, as compared to net cash used in financing activities of $116 million during the nine months ended December 30, 2023. The increase in cash used by financing activities of $96 million was primarily attributable to higher debt repayments of $196 million partially offset by a decrease in cash used to repurchase our ordinary shares of $103 million compared to prior year.

Debt Facilities
The following table presents a summary of our borrowing capacity and amounts outstanding as of December 28, 2024 and March 30, 2024 (in millions):

	As of
	December 28, 2024	March 30, 2024
Senior Unsecured Revolving Credit Facility:
Revolving Credit Facility (excluding up to a $500 million accordion feature) (1)
Total availability	$1,500	$1,500
Borrowings outstanding (2)	521	764
Letter of credit outstanding	1	2
Remaining availability	$978	$734

364 Day Term Loan ($450 million) (3)
Borrowings outstanding, net of debt issuance costs (1)	$449	$—

Versace Term Loan (450 Million Euro) (3)
Borrowings outstanding, net of debt issuance costs (4)	$468	$485

Senior Notes due 2024 (3)
Borrowings outstanding, net of debt issuance costs and discount amortization	$—	$450

Other Borrowings (4)	$41	$24

Hong Kong Uncommitted Credit Facility:
Total availability (70 million Hong Kong Dollars) (6)	$9	$9
Borrowings outstanding	—	—
Remaining availability (70 million Hong Kong Dollars)	$9	$9

China Uncommitted Credit Facility:
Total availability (75 million Chinese Yuan) (6)	$10	$10
Borrowings outstanding	—	—
Total and remaining availability (75 million Chinese Yuan)	$10	$10

Japan Credit Facility:
Total availability (1.0 billion Japanese Yen)	$6	$7
Borrowings outstanding	—	—
Remaining availability (1.0 billion Japanese Yen)	$6	$7

Versace Uncommitted Credit Facilities:
Total availability (40 million Euro) (6)	$42	$43
Borrowings outstanding	—	—
Remaining availability (40 million Euro)	$42	$43

Total borrowings outstanding (1)	$1,479	$1,723
Total remaining availability	$1,045	$803

(1)The financial covenant in our 2022 Credit Facility requires us to comply with the quarterly maximum net leverage ratio test of 4.00 to 1.0. As of December 28, 2024 and March 30, 2024, we were in compliance with all covenants related to the agreements then in effect governing our debt. On August 23, 2024, we entered into a first incremental term loan amendment to provide for a $450 million 364 Day Term Loan which utilized the $500 million accordion feature. The $500 million accordion feature was fully available to us as of March 30, 2024. See Note 10 to the accompanying consolidated financial statements for additional information.
(2)As of December 28, 2024 and March 30, 2024, all amounts are recorded as long-term debt on our consolidated balance sheets, besides the Senior Notes, due in November 2024, which are recorded within short-term debt on our consolidated balance sheets as of March 30, 2024.
(3)During the third quarter of Fiscal 2025, we fully utilized our 364 Day Term Loan to repay our $450 million Senior Notes due in November 2024. The 364 Day Term Loan was recorded within long-term debt on our consolidated balance sheets as of December 28, 2024 as it was refinanced as part of the amended and restated revolving credit facility and new term loans entered into on February 4, 2025. See Note 18 to the accompanying consolidated financial statements for additional information.
(4)On December 5, 2022, Gianni Versace S.r.l., our wholly owned subsidiary, entered into a credit facility, which provides a senior unsecured term loan in an aggregate principal amount of €450 million. As of December 28, 2024, all amounts are recorded within long-term debt on our consolidated balance sheets, as it was refinanced as part of the amended and restated revolving credit facility and new term loans entered into on February 4, 2025. See Note 18 to the accompanying consolidated financial statements for additional information. As of March 30, 2024, all amounts are recorded as long-term debt on our consolidated balance sheets.
(5)The balance as of December 28, 2024 consists of $25 million related to our supplier financing program recorded within short-term debt on our consolidated balance sheets, $9 million related to the sale of certain Versace tax receivables, recorded within long-term debt on our consolidated balance sheets and $7 million of other loans recorded as long-term debt on our consolidated balance sheets. The balance as of March 30, 2024 consists of $11 million related to our supplier finance program recorded within short-term debt on our consolidated balance sheets, $11 million related to the sale of certain Versace tax receivables, with $1 million and $10 million recorded within short-term debt and long-term debt, respectively, and $2 million of other loans recorded as long-term debt on our consolidated balance sheets.
(6)The balance as of December 28, 2024 and March 30, 2024 represents the total availability of the credit facility, which excludes bank guarantees.
We believe that our 2022 Credit Facility is adequately diversified with no undue concentration in any one financial institution. As of December 28, 2024, there were 17 financial institutions participating in the facility, with none maintaining a maximum commitment percentage in excess of 10%. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the 2022 Credit Facility.
See Note 10 in the accompanying financial statements and Note 12 in our Fiscal 2024 Annual Report on Form 10-K for detailed information relating to our credit facilities and debt obligations.
Share Repurchase Program
The following table presents our treasury share repurchases during the nine months ended December 28, 2024 and December 30, 2023 (dollars in millions):

	Nine Months Ended
	December 28, 2024	December 30, 2023
Cost of shares repurchased under share repurchase program	$—	$100
Fair value of shares withheld to cover tax obligations for vested restricted share awards	4	7
Total cost of treasury shares repurchased	$4	$107

Shares repurchased under share repurchase program	—	2,637,102
Shares withheld to cover tax withholding obligations	117,710	185,133
	117,710	2,822,235
On November 9, 2022, we announced our Board of Directors approved a two-year share repurchase program (the “Existing Share Repurchase Plan”) to purchase up to $1.0 billion of our outstanding ordinary shares. Share repurchases may be made in open market or privately negotiated transactions and/or pursuant to Rule 10b5-1 trading plans, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors. However, pursuant to the terms of the Merger Agreement, and subject to certain limited exceptions, we were prohibited from repurchasing our ordinary shares other than the acceptance of our ordinary shares as payment of the exercise price of our options or for withholding taxes with respect of our equity awards. Accordingly, we did not repurchase any of our ordinary shares during the pendency of the Merger Agreement pursuant to the Existing Share Repurchase Plan. The Existing Share Repurchase Plan expired on November 9, 2024.
Contractual Obligations and Commercial Commitments
Please refer to the “Contractual Obligations and Commercial Commitments” disclosure within the “Liquidity and Capital Resources” section of our Fiscal 2024 Form 10-K for a detailed disclosure of our other contractual obligations and commitments as of March 30, 2024.
Off-Balance Sheet Arrangements
We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. Our off-balance sheet commitments relating to our outstanding letters of credit were $29 million at December 28, 2024, including $28 million in letters of credit issued outside of the 2022 Credit Facility. In addition, as of December 28, 2024, bank guarantees of approximately $38 million were supported by our various credit facilities. We do not have any other off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.
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
Foreign Currency Exchange Risk
Forward Foreign Currency Exchange Contracts
We are exposed to risks on certain purchase commitments to foreign suppliers based on the value of our purchasing subsidiaries’ local currency relative to the currency requirement of the supplier on the date of the commitment. As such, we may enter into forward foreign currency exchange contracts that generally mature in 12 months or less and are consistent with the related purchase commitments to manage our exposure to the changes in the value of the Euro and the Canadian Dollar. These contracts are recorded at fair value on our consolidated balance sheets as either an asset or liability and are derivative contracts to hedge cash flow risks. Certain of these contracts are designated as hedges for hedge accounting purposes, while certain of these contracts are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of the majority of these contracts at the balance sheet date are recorded in equity as a component of accumulated other comprehensive income and upon maturity (settlement) are recorded in, or reclassified into cost of goods sold, in our consolidated statements of operations and comprehensive (loss) income when the applicable the transactions for which the forward foreign currency exchange contracts were established impact earnings.
There were no forward foreign currency exchange contracts outstanding as of December 28, 2024.
Net Investment Hedges
We are exposed to risks related to foreign currency exchange rate movements on our net investments in foreign operations due to the volatility in the exchange rates between different functional currencies. As of December 28, 2024, we have multiple fixed to fixed cross-currency swap agreements with aggregate notional amounts of $2.95 billion to hedge our net investment in CHF denominated subsidiaries against future volatility in the exchange rates between the United States dollar and CHF. Under the terms of these contracts, we will exchange monthly and semi-annual fixed rate payments on United States notional amounts for fixed rate payments of 0% in CHF. Based on the net investment hedges outstanding as of December 28, 2024, a 10% appreciation or devaluation of the United States dollar compared to the level of foreign currency exchange rates for currencies under contract as of December 28, 2024, would result in a net increase or decrease, respectively, of approximately $303 million in the fair value of these contracts. These contracts have maturity dates between July 2025 and October 2030.
As of December 28, 2024, we have multiple fixed to fixed cross-currency swap agreements with aggregate notional amounts of $2.384 billion to hedge our net investment in Euro denominated subsidiaries against future volatility in the exchange rates between the United States dollar and Euro. Under the terms of these contracts, we will exchange monthly and semi-annual fixed rate payments on United States dollar notional amounts for fixed rate payments of 0% in Euros. Based on the net investment hedges outstanding as of December 28, 2024, a 10% appreciation or devaluation of the United States dollar compared to the level of foreign currency exchange rates for currencies under contract as of December 28, 2024, would result in a net increase or decrease, respectively, of approximately $213 million in the fair value of these contracts. These contracts have maturity dates between January 2027 and July 2031.
Interest Rate Risk
We are exposed to interest rate risk related to borrowings outstanding under our 2022 Credit Facility, 364 Day Term Loan and our Versace Term Loan. Our 2022 Credit Facility and 364 Day Term Loan carries interest rates that are tied to the prime rate and other institutional lending rates (depending on the particular origination of borrowing), as further described in Note 10 to the accompanying consolidated financial statements. Our Versace Term Loan carries interest rates that are tied to EURIBOR. Our Hong Kong Credit Facility carries interest at a rate that is tied to the Hong Kong Interbank Offered Rate. Our China Credit Facility carries interest at a rate that is tied to the People’s Bank of China’s Benchmark lending rate. Our Japan Credit Facility carries interest at a rate posted by the Mitsubishi UFJ Financial Group. Our Uncommitted Versace Credit Facilities carries interest at a rate set by the bank on the date of borrowing that is tied to the European Central Bank.
As part of our strategy to limit exposure to interest rate risk, we entered into multiple interest rate swaps with aggregate notional amounts of €800 million, of which €500 million was related to the Company’s revolving credit facility expiring July

2027 and €300 million was related to the Company’s Versace Term Loan expiring December 2025. The swap was designated as a cash flow hedge designed to mitigate the impact of adverse interest rate fluctuations for a portion of our variable-rate debt equal to the notional amount of the swap. Therefore, our consolidated statements of operations and comprehensive (loss) income and cash flows are exposed to changes in those interest rates. At December 28, 2024, we had $521 million borrowings outstanding under our 2022 Credit Facility, $449 million outstanding, net of deferred financing fees, under our 364 Day Term Loan and $469 million outstanding, net of deferred financing fees, under our Versace Term Loan.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) as of December 28, 2024. This evaluation was performed based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), the 2013 Framework. Based on this assessment, our CEO and CFO concluded that our disclosure controls and procedures as of December 28, 2024 are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
Except as discussed below, there have been no changes in our internal control over financial reporting during the three months ended December 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We are currently undertaking a major, multi-year ERP implementation to upgrade our information technology platforms and systems worldwide. The implementation is occurring in phases over several years. We have launched the finance functionality of the ERP system in certain regions starting in Fiscal 2023 which has continued in Fiscal 2025.
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

Merger-Related Litigation
Shareholder Complaints. In connection with the Merger Agreement, a number of complaints were filed in federal and state court as individual actions, which we refer to collectively as the “Complaints”. The Complaints alleged that the preliminary proxy statement filed by Capri on September 8, 2023 in connection with the Merger Agreement (the “Preliminary Proxy”) or the definitive proxy statement filed by Capri on September 20, 2023 (the “Definitive Proxy,” and together with the Preliminary Proxy, the “Merger Proxy”), as applicable, misrepresented and/or omitted certain purportedly material information. The Complaints also asserted violations of Sections 14(a) and 20(a) of the U.S. Securities Exchange Act of 1934, as amended, and Rule 14a-9 promulgated thereunder against Capri and the Board of Directors. In addition to the Complaints, purported shareholders of Capri have sent demand letters (which we refer to as the “Demands,” and together with the Complaints, the “Matters”) alleging similar deficiencies regarding the disclosures made in the Merger Proxy. However, in order to avoid the risk that the Matters delayed or otherwise adversely affected the Merger, and to minimize the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, Capri provided supplemental disclosures to the Merger Proxy in Capri's Current Report on Form 8-K, filed with the SEC on October 17, 2023. All of these Complaints have been dismissed. Capri management believes that the Matters are without merit and that in light of the fact that the merger agreement has been terminated should be moot. Capri cannot provide assurance regarding the outcomes of the Matters and may be subject to additional demands or filed actions.
Federal Trade Commission Lawsuit. As previously disclosed, on August 10, 2023, we entered into an Agreement and Plan of Merger by and among Tapestry, Sunrise Merger Sub, Inc., a direct wholly owned subsidiary of Tapestry and Capri, pursuant to which, among other things, Merger Sub would have merged with and into Capri with Capri surviving the Merger and continuing as a wholly owned subsidiary of Tapestry. The Merger had been approved by the boards of directors of Capri and Tapestry and by the shareholders of Capri. Completion of the Merger was subject to, among other customary conditions, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. We received regulatory approval from all countries except for the United States. In connection with the Merger, on April 22, 2024, the U.S. FTC filed a lawsuit in the District Court against Tapestry and us seeking to block the Merger, claiming that the Merger would violate Section 7 of the Clayton Act and that the Merger Agreement and the Merger constitute unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and should be enjoined. The preliminary injunction hearing concluded in September 2024, and on October 24, 2024, the District Court granted the FTC's motion for a preliminary injunction to enjoin the Merger pending the completion of the FTC's in-house administrative proceeding.
On October 28, 2024, Tapestry and Capri jointly filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit (the “Second Circuit”). On November 13, 2024, the Parties entered into a Termination Agreement (the “Termination Agreement”), pursuant to which the Parties agreed to terminate the Merger Agreement, effective immediately. In connection with the termination, consistent with the Merger Agreement, Tapestry agreed to reimburse the Company approximately $45 million in cash for certain expenses on November 14, 2024. The Parties also agreed to release each other and their related parties from any and all liability, claims, rights, actions, causes of action, suits, liens, obligations, accounts, debts, demands, agreements, promises, liabilities, controversies, costs, charges, damages, expenses and fees (including attorney’s, financial advisor’s or other fees) in connection with, arising out of or related to the Merger Agreement or the transactions contemplated therein or thereby. On November 15, 2024, Capri and Tapestry stipulated to the dismissal of the appeal to the Second Circuit. On December 4, 2024, the FTC’s in-house administrative proceeding was dismissed without prejudice.
Securities Claims. On December 23, 2024 and January 28, 2025, two purported shareholders of Capri filed putative class action complaints in the United States District Court for the District of Delaware against Capri, Tapestry and certain of their officers (including John D. Idol, our Chairman and Chief Executive Officer, and Thomas J. Edwards, Jr., our Chief Financial and Chief Operating Officer) alleging violations of the federal securities laws based on public statements relating to the previously terminated merger between Capri and Tapestry (“the Federal Securities Law Complaints”). The Federal Securities Law Complaints seek to bring federal securities claims on behalf of a class of all persons who purchased Capri stock and sold Capri puts between August 10, 2023 and October 24, 2024. We may incur substantial costs defending these Federal Securities

Law Complaints (or other similar actions), and we cannot provide assurance regarding the outcome of these Federal Securities Law Complaints or any similar matters. An unfavorable judgment or ruling could result in substantial liability. We may also be subject to additional demands or filed actions. Our potential liability to shareholders for federal securities claims or other matters related to the previously terminated Merger may be covered in part by our insurance policies, but we may not always have adequate insurance to defend all claims.
ITEM 1A. RISK FACTORS
The risk factors previously included in our Annual Report on Form 10-K for the fiscal year ended March 30, 2024 under the heading "Risk Factors" are updated to include the following:
Risks Relating to the Terminated Merger with Tapestry
Our inability to execute on our standalone business strategies following the termination of the Merger Agreement could have a material adverse effect on our business, results of operations and financial condition.
The uncertainties and restrictions on our business during the pendency of the Merger limited us from pursuing certain business opportunities and taking certain actions. The long-term growth of our business depends on the successful execution of our strategic initiatives. Our achievement of revenue and profitability growth will depend largely upon our ability to offer trendsetting and innovative products, increase brand engagement, and optimize customer experience. We cannot assure you that we can execute successfully any of these actions or deliver growth and profitability for our brands. If we are unable to successfully execute our business strategies, our business, results of operations and financial condition could be materially adversely affected.
We are subject to shareholder litigation relating to the terminated Merger.
On December 23, 2024 and January 28, 2025, two purported shareholders of Capri filed putative class action complaints in the United States District Court for the District of Delaware against Capri, Tapestry and certain of their officers (including John D. Idol, our Chairman and Chief Executive Officer, and Thomas J. Edwards, Jr., our Chief Financial and Chief Operating Officer) alleging violations of the federal securities laws based on public statements relating to the previously terminated merger between Capri and Tapestry. The Federal Securities Law Complaints seek to bring federal securities claims on behalf of a class of all persons who purchased Capri stock and sold Capri puts between August 10, 2023 and October 24, 2024. We may incur substantial costs defending these Federal Securities Law Complaints (or other similar actions), and we cannot provide assurance regarding the outcome of these Federal Securities Law Complaints or any similar matters. An unfavorable judgment or ruling could result in substantial liability. We may also be subject to additional demands or filed actions. Our potential liability to shareholders for federal securities claims or other matters related to the previously terminated Merger may be covered in part by our insurance policies, but we may not always have adequate insurance to defend all claims.
Risks Related to Our Business
We may incur significant goodwill and/or intangible asset impairment charges with respect to one or more of our brands which could have a material adverse impact on our results of operations and financial condition.
If the carrying value of the reporting units for one or more of our brands exceeds the related fair value we are required to record impairment charges for the difference, and those impairment charges could be significant. During the third quarter of Fiscal 2025, the Company identified impairment indicators due to the reduction of our share price following the termination of the Merger Agreement, continued softening of consumer demand for fashion luxury goods globally and the continuing decline in operating results during the third quarter impacting all three of the Company’s brands. As a result of the Company’s impairment assessment, the Company recorded $671 million of impairment charges, related to our Jimmy Choo and Versace goodwill and intangible assets during the three and nine months ended December 28, 2024. It is possible that our conclusions regarding impairment or recoverability of goodwill or other intangible assets could change in future periods if, for example, (i) our businesses do not perform as projected, (ii) overall economic conditions in future years vary from current assumptions, (iii) business conditions or strategies change from our current assumptions, (iv) discount rates change, (v) market multiples change or (vi) the identification of our reporting units change, among other factors. Such changes could result in future impairment charges of goodwill or other intangible assets and such amounts could be significant, which could have a material adverse impact on our results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
The following table provides information of our ordinary shares repurchased or withheld during the three months ended December 28, 2024:

	Total Number of Shares(1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Dollar Value of Shares That May Be Purchased Under the Programs (in millions)(2)
September 29 - October 26	—	$—	—	$300
October 27 - November 23	—	$—	—	$—
November 24 - December 28	12,240	$22.15	—	$—
	12,240		—
(1)Share repurchases may be made in open market or privately negotiated transactions and/or pursuant to Rule 10b5-1 trading plans, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors. The program may be suspended or discontinued at any time.
(2)The Existing Share Repurchase Plan expired on November 9, 2024.

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
During the three and nine months ended December 28, 2024, the Company closed 24 and 43 retail stores, respectively, as part of the Global Optimization Plan. Net restructuring income recorded in connection with the Global Optimization Plan during the three months ended December 28, 2024 was $2 million, primarily related to gains on lease terminations partially offset by severance and store closure costs. During the nine months ended December 28, 2024, there were immaterial net restructuring expenses recorded in connection with the Global Optimization Plan.
The exact amounts or range of amounts and timing of the Global Optimization Plan charges and future cash expenditures associated therewith are undeterminable at this time; however, the Company continues to evaluate its store fleet for further optimization and store closures in addition to the previously announced plan. The Company will either disclose in a Current Report on Form 8-K or disclose in another periodic filing with the U.S. Securities and Exchange Commission the amount of any material charges relating to the Global Optimization Plan by major type of cost once such amounts or range of amounts are determinable.

This disclosure is intended to satisfy the requirements of Item 2.05 of Form 8-K.
(c) During the quarterly period ended December 28, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
a. Exhibits
Please refer to the accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 5, 2025.

CAPRI HOLDINGS LIMITED

By:	/s/ John D. Idol
Name:	John D. Idol
Title:	Chairman & Chief Executive Officer

By:	/s/ Thomas J. Edwards, Jr.
Name:	Thomas J. Edwards, Jr.
Title:	Executive Vice President, Chief Financial Officer and Chief Operating Officer

INDEX TO EXHIBITS

Exhibit No.	Description

10.1 †
Termination Agreement, dated November 13, 2024, by and among Tapestry, Inc., Capri Holdings Limited and Sunrise Merger Sub, Inc. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35368), filed on November 14, 2024 and incorporated herein by reference).

10.2	Letter Agreement, dated November 14, 2024, between Capri Holdings Limited and Thomas J. Edwards, Jr.

10.3	Letter Agreement, dated November 14, 2024, between Capri Holdings Limited and Jenna Hendricks.

10.4	Letter Agreement, dated November 14, 2024, between Capri Holdings Limited and Krista A. McDonough.

10.5	Separation and General Release Agreement, dated December 10, 2024, between Michael Kors (USA), Inc. and Cedric Wilmotte.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended December 28, 2024 formatted in Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

†	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.