Form 10-K
period 2025-03-29
Capri Holdings Ltd
filed 2025-05-28
CIK 1530721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 29, 2025
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
The aggregate market value of the registrant’s voting and non-voting ordinary shares held by non-affiliates of the registrant was $4,542,526,478 as of September 27, 2024, the last business day of the registrant’s most recently completed second fiscal quarter based on the closing price of the ordinary shares on the New York Stock Exchange.
As of May 23, 2025, Capri Holdings Limited had 117,920,594 ordinary shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive Proxy Statement, which will be filed in June 2025, for the 2025 Annual Meeting of the Shareholders.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS
This report contains statements which are, or may be deemed to be, “forward-looking statements.” Forward-looking statements are prospective in nature and are not based on historical facts, but rather on current expectations and projections of management of Capri Holdings Limited (“Capri” or the “Company”) about future events and are therefore subject to risks and uncertainties which could cause actual results to differ materially from the future results expressed or implied by the forward-looking statements. All statements other than statements of historical facts included herein, may be forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “plans”, “believes”, “expects”, “intends”, “will”, “should”, “could”, “would”, “may”, “anticipates”, “might” or similar words or phrases, are forward-looking statements. These forward-looking statements are not guarantees of future financial performance. Such forward-looking statements involve known and unknown risks and uncertainties that could significantly affect expected results and are based on certain key assumptions, which could cause actual results to differ materially from those projected or implied in any forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, macroeconomic pressures and general uncertainty regarding the overall future economic environment, the imposition or threat of imposition of new or additional duties, tariffs or trade restrictions on the importation of our products; changes in fashion, consumer traffic and retail trends; fluctuations in demand for our products; loss of market share and increased competition; risks associated with operating in international markets and global sourcing activities, including currency fluctuations, disruptions or delays in manufacturing or shipments; departure of key employees or failure to attract and retain highly qualified personnel; levels of cash flow and future availability of credit, Capri's ability to successfully execute its growth strategies or cost reduction measures; the risk of cybersecurity threats and privacy or data security breaches; reductions in our wholesale channel; high consumer debt levels, recession and inflationary pressures and general economic, political, business or market conditions; the impact of epidemics, pandemics, disasters or catastrophes; our ability to successfully execute the proposed sale of Versace to the Prada Group and other risks related to the transaction; extreme weather conditions and natural disasters; acts of war and other geopolitical conflicts; the risk of any litigation relating to the Company's previously proposed merger with Tapestry, Inc. (the “Merger”), the termination of the Agreement and Plan of Merger (the “Merger Agreement”) with Tapestry, Inc. and/or public disclosures related thereto, as well as those risks that are set forth in Part I, Item 1A. “Risk Factors” and elsewhere in this report. Any forward-looking statement in this report speaks only as of the date made and Capri disclaims any obligation to update or revise any forward-looking or other statements contained herein other than in accordance with legal and regulatory obligations.

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
Risks Related to Our Industry
•we may not be able to respond to changing fashion and retail trends in a timely manner, which could have a material adverse effect on our brands, business, results of operations and financial condition; and
•the markets in which we operate are highly competitive, both within North America and internationally, and increased competition based on a number of factors could cause our profitability and/or gross margins to decline.
Risks Related to Our Business
•we face risks associated with operating globally;
•our business is subject to risks associated with importing products, and the imposition or threat of imposition of new or additional duties, tariffs or trade restrictions could have a material adverse effect on our business, results of operations and financial condition;
•our business is subject to risks inherent in global sourcing activities, including disruptions or delays in manufacturing or shipments;
•the departure of key employees or our failure to attract and retain qualified personnel could have a material adverse effect on our business;
•our inability to execute on our standalone growth strategies or cost reduction measures could have a material adverse effect on our business, results of operations and financial condition;
•if we are unable to effectively execute our e-commerce business strategy and provide a reliable digital experience for our customers, our reputation and operating results may be harmed;
•our business could suffer as a result of reductions in our wholesale channel and/or consolidations, liquidations, restructurings and other ownership changes by our wholesale partners;
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
•we may incur significant goodwill and/or intangible asset impairment charges with respect to one or more of our brands which could have a material adverse impact on our results of operations and financial condition;
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

Risks Related to Information Technology and Data Security
•privacy breaches and other cybersecurity risks related to our business could negatively affect our reputation, credibility and business; and
•a material delay or disruption in our information technology systems or e-commerce websites or our failure or inability to upgrade our information technology systems precisely and efficiently could have a material adverse effect on our business, results of operations and financial condition.
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
•we maintain a valuation allowance for our deferred tax assets where future realization is uncertain, and our inability to fully utilize those assets in future periods may have an adverse impact on our financial condition and results of operations;
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
•we are subject to various proceedings, lawsuits, disputes and claims in the ordinary course of business which could have an adverse impact on our business, financial condition and results of operations; and
•we are subject to shareholder litigation relating to the terminated Merger.
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

Risks Related to the Divestiture
•the pendency of the proposed sale of Versace or the failure to complete the proposed sale could adversely affect our business and the market price of our ordinary shares.

PART I
Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Capri”, “we”, “us”, “our”, “the Company”, “our Company” and “our business” refer to Capri Holdings Limited and its consolidated subsidiaries. References to our stores, retail stores and retail segment include all of our full-price retail stores (including concessions), our e-commerce websites and outlet stores. The Company utilizes a 52- to 53-week fiscal year and the term “Fiscal Year” or “Fiscal” refers to that 52-week or 53-week period. The fiscal years ending on March 29, 2025, March 30, 2024 and April 1, 2023 (“Fiscal 2025”, “Fiscal 2024” and “Fiscal 2023”, respectively) contain 52-weeks. The Company’s Fiscal 2026 is a 52-week period ending March 28, 2026. Some differences in the numbers in the tables and text throughout this annual report may exist due to rounding.

Item 1.     Business
Our Company
Capri Holdings Limited (“Capri”) is a global fashion luxury group consisting of iconic brands Versace, Jimmy Choo and Michael Kors. Our commitment to glamorous style and craftsmanship is at the heart of each of our luxury brands. We have built our reputation on designing exceptional, innovative products that cover the full spectrum of fashion luxury categories. Our strength lies in the unique DNA and heritage of each of our brands, the diversity and passion of our people and our dedication to the clients and communities we serve.
Our Brands
Versace
Our Versace brand has long been recognized as one of the world’s leading fashion design houses and is synonymous with Italian glamour and style. Founded in 1978 in Milan, Versace is known for its iconic and unmistakable style and unparalleled craftsmanship. Over the past several decades, the House of Versace has grown globally from its roots in haute couture, expanding into the design, manufacturing, distribution and retailing of ready-to-wear, accessories, footwear, eyewear, watches, jewelry, fragrance and home furnishings. Versace distributes its products through a worldwide distribution network, which includes boutiques in some of the world’s most fashionable cities, its e-commerce sites, as well as through the most prestigious department and specialty stores worldwide.
Jimmy Choo
Our Jimmy Choo brand offers a distinctive, glamorous and fashion-forward product range, whose core product offering is women’s luxury shoes, complemented by accessories, including handbags, small leather goods, jewelry, scarves and belts, as well as men’s luxury shoes and accessories. In addition, certain categories, including fragrance and eyewear, are produced under licensing agreements. Jimmy Choo products are unique, instinctively seductive and chic. The brand offers classic and timeless luxury products, alongside innovative collections that are intended to set and lead fashion trends. Jimmy Choo is represented through its global store network, its e-commerce sites, as well as through the most prestigious department and specialty stores worldwide.
Michael Kors
Our Michael Kors brand was launched over 40 years ago by Michael Kors, a world-renowned designer, whose vision has taken the Company from its beginnings as an American luxury sportswear house to a global accessories, ready-to-wear and footwear company with a global distribution network that has presence in over 100 countries through Company-operated retail stores and e-commerce sites, leading department stores, specialty stores and select licensing partners. Michael Kors is a highly recognized luxury fashion brand in the Americas and Europe with growing brand awareness in other international markets. Michael Kors features distinctive designs, materials and craftsmanship that embraces the allure of the jet set lifestyle. Michael Kors offers three primary collections: the Michael Kors Collection line, the MICHAEL Michael Kors line and the Michael Kors Mens line. Michael Kors Collection establishes the aesthetic authority of the entire brand and is carried by select retail stores, our e-commerce sites, as well as in the finest luxury department stores in the world. MICHAEL Michael Kors has a strong focus on accessories, in addition to offering ready-to-wear and footwear. We have also been developing our men’s business in recognition of the significant opportunity afforded by the Michael Kors brand’s established fashion authority and the expanding men’s market. Taken together, our Michael Kors collections target a broad customer base while retaining our premium luxury image.

Our Segments
We operate in three reportable segments as follows:
•Versace — accounted for approximately 18% of our total revenue in Fiscal 2025 and includes worldwide sales of Versace products through 228 retail stores (including concessions) and e-commerce sites, through wholesale doors (including multi-brand stores), as well as through product and geographic licensing arrangements.
•Jimmy Choo — accounted for approximately 14% of our total revenue in Fiscal 2025 and includes worldwide sales of Jimmy Choo products through 219 retail stores (including concessions) and e-commerce sites, through wholesale doors (including multi-brand stores), as well as through product and geographic licensing arrangements.
•Michael Kors — accounted for approximately 68% of our total revenue in Fiscal 2025 and includes worldwide sales of Michael Kors products through 711 retail stores (including concessions) and e-commerce sites, through wholesale doors, as well as through product and geographic licensing arrangements.
In addition to these reportable segments, we have certain corporate costs that are not directly attributable to our brands and, therefore, are not allocated to our segments. Such costs primarily include certain administrative, corporate occupancy, shared service and information technology systems expenses, including enterprise resource planning (“ERP”) system implementation costs and Capri transformation program costs. In addition, certain other costs are not allocated to segments, including costs related to the previously proposed Merger and the pending sale of the Versace business, impairment charges, the impact of the war in Ukraine, restructuring and other expense and COVID-19 related expenses. The segment structure is consistent with how the Company’s chief operating decision maker (“CODM”) plans and allocates resources, manages the business and assesses performance. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. For additional financial information regarding our segments and corporate unallocated expenses, see Note 20 to the accompanying consolidated financial statements.
Industry
We operate in the global personal luxury goods industry. Since 1996, the global personal luxury goods industry has increased at a mid-single-digit compound annual growth rate. In 2024, the personal luxury goods market declined year-over-year for the first time in 15 years (excluding Covid). Personal luxury goods declined 2% to an estimated €363 billion. The decline in revenue was driven by a decline in volumes, with the global personal luxury goods customer base shrinking for the first time in history. At the same time, top customers took further share of the personal luxury goods market. Bain* studies estimate that there were approximately 50 million fewer customers purchasing personal luxury goods over the last two years. Going forward, the market is predicted to increase at a 4-6% compound annual growth rate between 2024 and 2030 to approximately €460-500 billion. Future growth will be driven by both a growing addressable consumer base and growing addressable wealth. As the personal luxury goods market continues to evolve, Capri is committed to designing exceptional, innovative products that cover the full spectrum of fashion luxury categories, increasing customer engagement initiatives across all three brands and tailoring merchandise to customer shopping and communication preferences as part of our growth strategy.
*Bain – Altagamma Luxury Goods Worldwide Market Study, Fall 2024 (November 13, 2024). These studies were prepared by Bain & Company and Altagamma and can be obtained free of charge or at a nominal cost by contacting Bain & Company’s media contacts. While we believe that each of these studies and publications are reliable, we have not independently verified market and industry data from third-party sources.
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

The following table details our revenue by segment and geographic location (in millions):

	Fiscal Years Ended
	March 29, 2025	March 30, 2024	April 1, 2023
Versace - the Americas	$260	$338	$408
Versace - EMEA	344	444	468
Versace - Asia	217	248	230
Total Versace revenue	821	1,030	1,106
Jimmy Choo - the Americas	168	176	196
Jimmy Choo - EMEA	287	266	255
Jimmy Choo - Asia	150	176	182
Total Jimmy Choo revenue	605	618	633
Michael Kors - the Americas	2,051	2,298	2,616
Michael Kors - EMEA	665	791	819
Michael Kors - Asia	300	433	445
Total Michael Kors revenue	3,016	3,522	3,880

Total - the Americas	2,479	2,812	3,220
Total - EMEA	1,296	1,501	1,542
Total - Asia	667	857	857
Total revenue	$4,442	$5,170	$5,619

Competitive Strengths
We believe that the following strengths differentiate us from our competitors:
Three Powerful Fashion Luxury Brands that Resonate with Consumers. Versace is a heritage Italian luxury fashion house famous for its bold and glamorous aesthetic with a 46-year legacy. Jimmy Choo is a British luxury footwear and accessories brand with an empowered sense of glamour and a playfully daring spirit with a 28-year history. Michael Kors is an iconic American luxury brand known for its easy glamour, timelessness and a jet set lifestyle with a 44-year heritage. Each of our fashion luxury houses is well established with strong consumer affinity demonstrated by the sustained double-digit growth of their respective databases.
Global Fashion Luxury Group Led by a World-Class Management Team and Renowned Designers. We are a global fashion luxury group, consisting of three iconic brands defined by fashion luxury products with a reputation for world-class design and innovation. The design leadership of our Chief Creative Officers is a unique advantage that we possess. Our design teams are supported by our senior management team with extensive experience across a broad range of disciplines in the retail industry, including design, sales, marketing, public relations, merchandising, real estate, supply chain and finance. With an average of 25 years of experience in the retail industry, including at a number of public companies, and an average of 21 years of experience with our brands, our senior management team has strong creative and operational experience and a successful track record.
Until recently, Donatella Versace had been Versace’s Chief Creative Officer, molding Versace’s iconic style. Effective April 1, 2025, Dario Vitale became Chief Creative Officer. The house of Versace has a unique heritage that has spanned decades and has helped shape the history of fashion. Versace is known for its Italian heritage and unapologetic glamour. Versace designs are often worn by the world’s most famous celebrities.
Jimmy Choo’s design team is led by Sandra Choi, who has been the Creative Director for the Jimmy Choo brand since its inception in 1996. Jimmy Choo products are glamorous and daring. The Jimmy Choo brand offers classic and timeless luxury products, alongside innovative collections that are intended to set and lead fashion trends. Jimmy Choo’s products have a strong red carpet presence and are often worn by global celebrities.

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
Expertise in the Accessories Category. We have strong group expertise in accessories. The strength of our Michael Kors Collection and our MICHAEL Michael Kors line have allowed us to expand our brand awareness and position Michael Kors as one of the leading global luxury brands in the accessories product categories. Capitalizing on the success of our accessories product category, we continue to further develop the accessories businesses for Jimmy Choo and Versace, bringing our accessories expertise, including our product category knowledge, our merchandising best practices and our substantial group buying power to these brands. We believe that Jimmy Choo’s women’s accessories revenues have the ability to grow and our goal is to increase this category from approximately 20% of revenues in Fiscal 2025 to 30% over time.
Exceptional Retail Store Footprint. Versace operates in three primary retail formats: boutiques, outlet and e-commerce. We operated 228 Versace retail stores as of March 29, 2025 in some of the most fashionable cities and the most sought-after shopping destinations around the world. Versace’s products are distributed worldwide through a global network of highly specialized stores, which average approximately 2,900 gross square feet. In addition, we operate Versace e-commerce sites in the United States, Europe and China (covering 90 countries worldwide).
We operated 219 Jimmy Choo retail stores as of March 29, 2025, in some of the most premier locations worldwide. Jimmy Choo retail stores, comprised of full-price stores and outlets, average approximately 1,500 gross square feet. In addition, we operate Jimmy Choo e-commerce sites in the United States, certain parts of Europe, Japan, China, Australia and Korea.
We operated 711 Michael Kors stores as of March 29, 2025 with four primary retail formats: collection stores, lifestyle stores, outlet stores and e-commerce sites. Michael Kors collection stores are located in some of the world’s most prestigious shopping areas and average approximately 2,700 gross square feet in size. The Michael Kors lifestyle stores are located in some of the world’s most frequented metropolitan shopping locations and leading regional shopping centers, and average approximately 2,700 gross square feet in size. We also extend our reach to additional consumer groups through our outlet stores, which average approximately 4,500 gross square feet in size. In addition, we also operate Michael Kors e-commerce sites in North America, China, Japan, South Korea, certain parts of Europe, the Middle East, Africa, Asia Pacific and Oceania.
World-class Omni and CRM Capabilities. We have omni-channel capabilities from best-in-class digital platforms to state-of-the-art distribution facilities globally, which we leverage across businesses. We will continue to implement omni-channel capabilities throughout our businesses and have begun leveraging our distribution centers globally to serve multiple brands.
Strong Relationships with Premier Department Stores. We partner with leading wholesale customers, such as Bloomingdale’s, Dillard’s, Macy’s and Saks Fifth Avenue in North America, as well as Galeries Lafayette, Harrods, Harvey Nichols, Printemps and Selfridges in Europe. These relationships enable us to access large numbers of our key consumers in a targeted manner. Our “shop-in-shops” have specially trained staff, as well as customized fixtures, wall casings, decorative items, flooring and provide department store consumers with a more personalized shopping experience than traditional retail department store configurations. We have engaged with our wholesale customers on various initiatives and have continued to enter into supply chain partnerships designed to increase the speed at which our luxury fashion products reach the ultimate consumer. For Michael Kors, we continue to optimize deliveries with the intent to drive more full-price sell-through in the wholesale channel.
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

Maximize the Full Potential of our Three Distinct Fashion Luxury Houses. With a portfolio of luxury houses that carry unique heritages, distinctive identities, and loyal customer bases, Capri Holdings is well-positioned to grow revenue and earnings over time. While our strategies are tailored uniquely for each brand, across all of our luxury houses we are focused on building brand desirability through (1) engaging and inspiring new and existing consumers, (2) designing exciting fashion luxury product and (3) delivering exceptional consumer experiences through every touchpoint and channel.
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
Continue to execute on our strategies to grow Jimmy Choo. Our strategies are anchored in our brand promise to unlock a feeling of self-confidence, an innate sense of glamour; be trusted by our community in the moments that matter the most; be leaders in our craft and deliver it with cultural impact and relevance. We plan to grow Jimmy Choo revenue to $800 million over time. To achieve this goal, we plan to reinforce the brand’s glamorous DNA through communications, product and client experience. We plan to engage both new and existing clients through our brand message of igniting joy and empowering achievement. Our product strategy is centered around reinforcing Jimmy Choo’s brand codes including the JC, crystal and pearl. We plan to expand women’s accessories to approximately 30% of the brand’s revenue over time while unlocking further growth in footwear through the continued expansion of our fashion active and casual offerings. Finally, we are committed to delivering exceptional consumer experiences through all touch points and channels including our retail stores, e-commerce and wholesale.
Execute our strategies to return Michael Kors to growth. Our strategies are rooted in our brand promise of delivering standout style for life on the go that gives our consumers the confidence to see the world and make it their own. We plan to grow Michael Kors revenue to $4 billion over time. To achieve this goal, we plan to engage and excite new and existing customers through a modern interpretation of the jet set lifestyle. Our product strategy is centered around creating exciting product with compelling value to drive greater full price sell-throughs and higher Average Unit Retail (AUR). This includes embracing and reinforcing our iconic brand codes in a modern and refined way, a focus on owning hero styles, maintaining a balanced product mix of fashion and core, as well as a balanced pricing architecture. We will lead with accessories while also emphasizing lifestyle categories including footwear, ready-to-wear, men’s and licensing. Additionally, we are committed to delivering exceptional consumer experiences through all touch points and channels including our retail stores, e-commerce and wholesale. Finally, we are focused on increasing Michael Kors retail store sales densities, not only through our product initiatives, but also through our fleet optimization and store renovation programs.
Execute on our corporate social responsibility strategy. We strive to foster a future where both people and the planet are cared for, and we believe that ethical business practices and giving back are critical to our success. Our corporate social responsibility (“CSR”) strategy focuses on four foundational pillars – Our Governance, Our World, Our Community and Our Philanthropy. We continue to take steps to advance our CSR strategy and to support the United Nations Sustainable Development Goals. Our key sustainability goals, our plans to achieve these goals, and an update on the progress we have made can be found in our annual CSR report located at www.capriholdings.com/CSR. The content on this website and the content in our CSR reports are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.

Collections and Products
Our total revenue by major product category is as follows (in millions):

	Fiscal Years Ended
	March 29, 2025	% of Total	March 30, 2024	% of Total	April 1, 2023	% of Total
Accessories	$2,183	49.1%	$2,570	49.7%	$2,826	50.3%
Footwear	1,237	27.9%	1,151	22.3%	1,217	21.7%
Apparel	601	13.6%	965	18.7%	1,107	19.7%
Licensing revenue	201	4.5%	219	4.2%	211	3.8%
Licensed product	192	4.3%	230	4.4%	222	4.0%
Other	28	0.6%	35	0.7%	36	0.5%
Total revenue	$4,442		$5,170		$5,619

Versace
Versace is one of the leading international fashion design houses, representing the brand’s creative vision through a wide range of products. From haute couture to ready-to-wear, footwear, accessories and home decor, Versace delivers a unique lifestyle that welcomes customers in its elegant yet glamorous universe. Generally, Versace’s haute couture retails up to $300,000, ready-to-wear retails from $200 to $13,000, accessories retail from $100 to $5,000, fashion jewelry from $200 to $2,500 and footwear retail from $350 to $3,000.
Certain product categories, such as Versace Jeans Couture, eyewear, fragrances, watches, home furnishings and tableware are produced under product licensing agreements. Swinger SA is the exclusive licensee for Versace Jeans Couture, Luxottica is the exclusive licensee for Versace eyewear, EuroItalia is the exclusive licensee for Versace fragrances, Vertime is the exclusive licensee for Versace watches and writing instruments, Poltrona Frau is the exclusive licensee for Versace home furnishings and Rosenthal is the exclusive licensee for tableware and porcelain items. Generally, Versace Jeans Couture retail from $75 to $1,300, Versace eyewear retails from $270 to $1,650, Versace fragrances retail from $68 to $330, Versace watches retail from $495 to $8,500, Versace home furnishings, which include a variety of products, generally retail from $480 to $100,000 and tableware retail from $65 to $28,000.
Jimmy Choo
Jimmy Choo is a leading global luxury accessories brand offering a distinctive, glamorous and fashion-forward product range, whose core product offering is women’s luxury shoes, complemented by accessories, including handbags, small leather goods, jewelry, scarves and belts, as well as a men’s luxury shoe and accessory business. Generally, Jimmy Choo women’s and men’s luxury shoes retail from $400 to $5,000 and accessories retail from $200 to $5,000.
Certain product categories, including Jimmy Choo fragrance and eyewear, are produced under product licensing agreements. Interparfums SA is the exclusive licensee for Jimmy Choo fragrances and beauty and EssilorLuxottica SA is the exclusive licensee for Jimmy Choo eyewear. Generally, Jimmy Choo fragrances and beauty retail from $60 to $220 and Jimmy Choo eyewear retails from $300 to $1,500.
Michael Kors
Michael Kors has three primary collections that offer accessories, footwear and apparel: Michael Kors Collection, MICHAEL Michael Kors and Michael Kors Mens. The three primary collections and licensed products are offered through our own Michael Kors retail stores and e-commerce businesses, in department stores around the world and by our exclusive licensees to wholesale customers, in addition to select retailers. The Michael Kors Collection is a sophisticated designer collection for women based on a philosophy of essential luxury and pragmatic glamour and includes accessories, primarily handbags and small leather goods, ready-to-wear and footwear. Generally, the Michael Kors Collection women’s handbags and small leather goods retail from $900 to $4,000, footwear retails from $400 to $1,800 and ready-to-wear retails from $400 to $10,000. The MICHAEL Michael Kors collection offers women’s accessories, primarily handbags and small leather goods, as well as footwear and apparel. MICHAEL Michael Kors offers handbags designed to meet the fashion and functional requirements of our broad and diverse consumer base. Generally, MICHAEL Michael Kors handbags retail from $200 to $750, small leather goods retail from $50 to $250, footwear retails from $50 to $300 and apparel retails from $75 to $700. Michael Kors Mens is an innovative collection of men’s ready-to-wear, accessories and footwear with a modern American style. Michael Kors Mens apparel generally retails from $50 to $1,000, men’s accessories generally retail from $50 to $800 and men’s footwear generally retails from $150 to $400.
Certain product categories, including watches, jewelry, eyewear and fragrance, are produced under product licensing agreements. Fossil is our exclusive licensee for Michael Kors watches and jewelry. Luxottica is our exclusive licensee for Michael Kors distinctive eyewear. EuroItalia is our exclusive licensee for Michael Kors fragrance. Generally, Michael Kors watches retail from $200 to $600, Michael Kors jewelry retails from $50 to $500, Michael Kors eyewear retails from $100 to $350 and Michael Kors fragrance and related products generally retail from $30 to $150.
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
In Fiscal 2025, we recognized approximately $363 million in advertising and marketing expenses globally. We engage in a wide range of integrated marketing programs across various marketing channels, including but not limited to email marketing, print advertising, outdoor advertising, digital marketing, social media, public relations outreach, visual merchandising and partnership marketing, in an effort to engage our existing and potential customer base and ultimately stimulate sales in a consumer-preferred shopping venue.
Our e-commerce businesses provide us with an opportunity to increase the size of our customer database and to communicate with our consumers to increase online and physical store sales, as well as to continue to build global brand awareness for our brands. We are continuously improving the functionalities and features on our e-commerce sites to create innovative ways to keep our brands at the forefront of consumers’ minds by offering a broad selection of products, including accessories, apparel and footwear. See Item 1A. Risk Factors - “If we are unable to effectively execute our e-commerce business and provide a reliable digital experience for our customers, our reputation and operating results may be harmed.”
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
Jimmy Choo products are manufactured by our owned Italian ateliers and shoe manufacturers as well as by independent third-party manufacturing contractors. Most of Jimmy Choo’s products are produced by specialists in Italy, supported by other factories across Europe, with a small portion produced in Asia. Jimmy Choo has a product development facility in Florence. In addition to purchasing finished goods, Jimmy Choo also purchases raw materials for both product development and manufacturing purposes.

Michael Kors contracts for the purchase of finished goods principally with independent third-party manufacturing contractors that are generally responsible for the entire manufacturing process, including the purchase of piece goods and trim. Product manufacturing for the Michael Kors brand is allocated among third-party manufacturing contractors based on their capabilities, the availability of production capacity, pricing and delivery. For certain product categories, Michael Kors also has relationships with various agents who source finished goods with numerous manufacturing contractors on its behalf. This multi-supplier strategy provides specialized skills, scalability, flexibility and speed to market, as well as diversifies risk. In Fiscal 2025, one third-party buying agent sourced approximately 15% of Michael Kors finished goods purchases, based on dollar volume. Michael Kors’ largest manufacturing contractor, who produces its products in Asia and who Michael Kors has worked with for approximately 20 years, accounted for the production of approximately 11% of its finished products, based on dollar volume in Fiscal 2025. Nearly all of our Michael Kors products were produced in Asia in Fiscal 2025.
The manufacturing contractors for our brands operate under the close supervision of our global production team and buying agents located in North America, Europe and Asia. All products are produced according to our specifications. Production staff monitors manufacturing at supplier facilities in order to correct problems prior to shipment of the final product. Quality assurance is focused on as early as possible in the production process, allowing merchandise to be received at the distribution facilities and shipped to customers with minimal interruption. See “Import Restrictions and Other Governmental Regulations” and Item 1A. Risk Factors - “We primarily use foreign manufacturing contractors and independent third-party agents to source our finished goods, which poses legal, regulatory, political and economic risks to our business operations.”
We own two luxury footwear manufacturing facilities in Italy to support all of our brands, pursuing manufacturing synergies across brands and securing capacity and improving our expertise in development and delivery. While the fashion design process will remain independently managed by each of our brands, we believe that in-sourcing luxury manufacturing capacity will create synergies and support expansion for our global fashion luxury group.
Distribution
Versace owns a central warehouse in Novara, Italy, managed by a third-party, which acts as a global hub for Versace’s primary operations. Versace also has a leased warehouse near Novara operated by the same third-party, which serves as a distribution point for other Versace lines. From these warehouses, products are shipped to regional warehouses that are operated by third-parties in the United States, Hong Kong, South Korea, Mainland China and Japan, and supports the Versace retail and e-commerce businesses. E-commerce distribution for the United States market is conducted through a third-party provider in New Jersey. Versace’s wholesale business is mainly serviced from three central warehouses located in Italy and the United States.
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
Information Systems
Each of our three brands currently operate using certain legacy systems for finance and accounting, supply chain, inventory control, point-of-sale transactions, store replenishment and other functions. Our long-term strategy includes consolidating certain systems across our brands over time to create operational efficiencies. We are currently undertaking a major, multi-year ERP implementation to upgrade our information technology platforms and systems worldwide. The implementation is occurring in phases over several years. We have launched the finance functionality of the ERP system in certain regions starting in Fiscal 2023 which has continued in Fiscal 2025. See Item 1A. Risk Factors - “A material delay or disruption in our information technology systems or e-commerce websites or our failure or inability to upgrade our information technology systems precisely and efficiently could have a material adverse effect on our business, results of operations and financial condition.”
Human Capital Management
At Capri, we strive to create workplaces where our employees and the workers across our supply chain thrive. Through our benefits and compensation packages, learning and development programs, focus on community, employee engagement, wellness and safety programs and supply chain empowerment initiatives, we continue to make significant investments in our Capri community.
Governance and Oversight. Our Board of Directors has delegated oversight of matters relating to human capital management, including compensation and leadership and talent development to our Compensation and Talent Committee. Our Compensation and Talent Committee receives regular updates on our talent development strategies and other applicable areas of human capital management.
Employee Profile. At the end of Fiscal 2025, 2024 and 2023, we had approximately 14,200, 15,100 and 15,500 total employees, respectively. As of March 29, 2025, we had approximately 9,700 full-time employees and approximately 4,500 part-time employees. Approximately 10,200 of our employees were engaged in retail selling and administrative positions and our remaining employees were engaged in other aspects of our business as of March 29, 2025. As of March 29, 2025, we have approximately 3,100 employees covered by collective bargaining agreements in certain European countries. We consider our relations with both our union and non-union employees to be good.
Benefits and Compensation. We maintain comprehensive benefit and compensation packages to attract, retain and recognize our employees. Our health and welfare benefit program is designed to provide a wide range of benefits to meet the health care, financial, work/life and mental well-being needs of eligible employees. Benefits include, among others, medical, dental and vision plans, life insurance, short and long-term disability coverage, retirement plans (with matching contributions where applicable), paid parental leave for all parents, gender reassignment coverage and fertility support benefits in the United States, and a wellness program focused on employees’ physical, emotional, financial and social wellness, including several digital therapeutic programs to assist with physical therapy, behavioral health therapy, anxiety and worry and sleep. We also offer employees paid time off, including time off to volunteer with eligible charitable organizations. Employees are also entitled to discounts on our merchandise.
Learning and Development. We honor our employees through our dedication to development and believe that enabling opportunity means ensuring our teams have the skills they need to build fulfilling careers with us. We promote employee performance with personalized development plans and by providing individualized feedback at regular intervals throughout the year, and all employees participate in a formal performance review process annually. We continue to refresh our learning and development programming by offering targeted skill-building for employees at all stages of their careers. During Fiscal 2025, we continued to offer quality training touchpoints to employees throughout our global organization, including programs around compliance, ethics and integrity, promoting respect in the workplace, global cybersecurity practices, and supply chain transparency. We also have development programs for new people managers and mid-level leaders aimed at enhancing interpersonal skills and leadership capabilities.

Diversity and Inclusion. We foster an inclusive environment where employees, vendors and customers of different backgrounds are respected, valued and celebrated.
Our commitment is supported by three pillars:
Capri Culture - We are creating an inclusive space where our employees are valued, respected and empowered to contribute in a meaningful way.
Capri Talent - Differences in ideas and experiences allow our Company to thrive. We are attracting, advancing and advocating for a workforce that reflects the world around us.
Capri Community - Our responsibility to champion inclusion is not just to those who work with us, but to our industry, the customers we serve and the communities around us.
We have a number of employee resource groups (“ERGs”) to foster community, drive awareness of identity and intersectionality across our workforce and we utilize global listening sessions, regular communications and keynote speakers to further embed inclusion in our workplace. We are committed to recruiting, developing and retaining passionate and skilled talent that reflect the communities we serve. During the fiscal year, we continued to roll out our global training program guides and mentorship programs, which include a reverse mentorship component, across the globe to encourage access, belonging and allyship.
Through The Capri Holdings Foundation for the Advancement of Diversity in Fashion, we are also working collaboratively with educational institutions to create meaningful opportunities in the fashion industry for historically underrepresented communities. We established two additional partnerships in Fiscal 2025 with The New School’s Parsons School of Design and The Heritage Crafts Association. These programs are not just designed to ease students’ financial pressures but are part of a larger effort to help remove systemic roadblocks and increase opportunities within the fashion industry through scholarship support, mentorship and hands-on experiences with current industry professionals.
Employee Engagement. Enhancing our employee experience has always been an integral part of our strategy. We are honored to have received recognitions of our inclusive culture and community throughout the fiscal year, including: certification in 2024 as Best Workplace for Development ™ in the UK by Michael Kors; being named to the Parity.Org 2024 Best Companies for Equal Advancement Opportunity; and being listed in Seramount’s Best Companies for Multicultural Women List.
Workplace Safety. Everyone working on behalf of our Company is entitled to work in a safe environment while maintaining their health and well being. Our commitment to health and safety is founded on a number of guiding principles described in our Occupational Health and Safety Policy, which is published on our corporate website, and is bolstered by weekly safety informational newsletters for our distribution centers, monthly retail safety and security newsletters shared across our brands, and a robust health and safety training curriculum. Throughout the fiscal year, we also conducted health and safety audits, risk assessments and compliance mapping exercises, and continued to offer vital resources to our teams including medical and security assistance services for traveling employees.
Supply Chain Empowerment. Our community extends beyond our direct employees and our corporate social responsibility program drives us toward greater engagement with and support of supply chain workers in the global fashion industry. We are dedicated to conducting our operations throughout the world on principles of ethical business practice and recognition of the dignity of workers. Through our Code of Conduct for Business Partners and supply chain compliance program, we partner with our suppliers on important human rights, health and safety, environmental and compliance issues. In Fiscal 2025, we continued to support RISE: Reimagining Industry to Support Equality, a collaborative initiative to ensure women working in global supply chains experience greater dignity, equality, choice of opportunities and fulfillment of their rights. We also partnered with Empower Co., an organization working to build the first global voluntary market to measurably scale women’s empowerment.

Competition
We face intense competition in the product lines and markets in which we operate from both existing and new competitors. Our products compete with other branded products within their product category. In varying degrees, depending on the product category involved, we compete on the basis of style, price, customer service, quality, brand prestige and recognition, among others. In our wholesale business, we compete with numerous manufacturers, importers and distributors of products like ours for the limited space available for product display. Moreover, the general availability of manufacturing contractors allows new entrants easy access to the markets in which we compete, which may increase the number of our competitors and adversely affect our competitive position and our business. We believe, however, that we have significant competitive advantages because of the recognition of our brands and the acceptance of our brands by consumers. See Item 1A. Risk Factors - “The markets in which we operate are highly competitive, both within North America and internationally, and increased competition based on a number of factors could cause our profitability and/or gross margins to decline.”
Seasonality
We experience certain effects of seasonality with respect to our business. We generally experience greater sales during our third fiscal quarter, primarily driven by holiday season sales, and the lowest sales during our first fiscal quarter.
Import Restrictions and Other Governmental Regulations
Virtually all of our imported products are subject to duties which may impact the costs of such products. In April 2025, the U.S. Government announced tariffs on imports from select countries. The majority of the Company's products sold in the U.S. are imported from countries in which these tariffs were announced, including Vietnam, Cambodia, Indonesia and Bangladesh, where the primary manufacturers of Michael Kors products are located. In addition, retaliatory tariffs may be implemented by countries where our manufacturers are located and/or countries to which we ship our products may impose safeguard quotas to limit the quantity of products that may be imported. Where we can, we utilize free trade agreements and other supply chain initiatives in order to maximize efficiencies and cost savings relating to product importation. We use commercially reasonable efforts to mitigate these effects by sourcing our products as efficiently as possible and diversifying the countries where we produce, and we are continuing to explore ways to mitigate our potential exposure to risks associated with new or increased duties, tariffs, or other import controls or restrictions but we may not be able to mitigate the risk fully or at all. See Item 1A. Risk Factors - “Our business is subject to risks associated with importing products, and the imposition or threat of imposition of new or additional duties, tariffs or trade restrictions could have a material adverse effect on our business, results of operations and financial condition.” Additionally, we are subject to government regulations relating to importation activities, including the United States Customs and Border Protection (“CBP”) withhold release orders. If CBP detains shipments of our goods pursuant to a withhold release order they may not release our goods immediately or at all which could materially impact our U.S. business or result in potential violations of customs and trade laws. We are also subject to government regulations relating to product labeling, testing and safety. We maintain a global customs and product compliance organization to help manage our import and related regulatory risks and activities.
Corporate Social Responsibility
Our CSR strategy focuses on four foundational pillars:
•Our Governance – We believe responsible business practices start from the top, and we recognize the increasing importance of environmental, social and governance matters to our business and our stakeholders. Our sustainability governance model ensures our Board of Directors, executive team and brands are aligned on the most important sustainability risks and opportunities for Capri.
•Our World – We believe that the success of our Company is directly linked to the sustainability of the world around us. Our brands strive to create the highest quality luxury products with longevity and sustainability in mind. We endeavor to operate responsibly in order to lower our impact on the planet and to promote industry-wide environmental change.
•Our Community – We believe we have a responsibility to those who work with us. Our Company strives to create inclusive workplaces where all of our employees are empowered and respected. We are committed to creating meaningful opportunities for our unique Capri community to grow.
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
We are committed to conducting regular materiality assessments to ensure that we are focusing on the ESG topics of greatest importance to our stakeholders. We carried out our most recent group-wide materiality assessment in 2022, the results of which helped to reinforce our CSR strategy and inform our reporting. We are also undertaking a double materiality assessment to guide the next phase of our CSR journey and prepare us for the evolving ESG regulatory landscape. Beyond our formal materiality assessment process, we periodically collect stakeholder input and feedback to better understand the ESG issues most relevant to our business.
Additional information can be found at www.capriholdings.com/CSR. The content on this website and the content in our CSR reports are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.
Available Information
Our investor website can be accessed at www.capriholdings.com. The content of our website is not incorporated by reference into this Annual Report on Form 10-K. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with or furnished to the SEC pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website under the caption “Financials” and then “SEC Filings” promptly after we electronically file such materials with, or furnish such materials to, the SEC. No information contained on our website is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K. Information relating to corporate governance at our Company, including our Corporate Governance Guidelines, our Code of Business Conduct and Ethics for all directors, officers, and employees, and information concerning our directors, Committees of the Board, including Committee charters, and transactions in Company securities by directors and executive officers, is available at our website under the captions “Governance” or “Financials” and then “SEC Filings.” Paper copies of these filings and corporate governance documents are available to shareholders free of charge by written request to Investor Relations, Capri Holdings Limited, 90 Whitfield Street, 2nd Floor, London, United Kingdom, W1T 4EZ. Documents filed with, or furnished to, the SEC are also available on the SEC’s website at www.sec.gov.

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
Global economic conditions and the related impact on levels of consumer spending worldwide have impacted, and are likely to continue to impact, our business and the accessories, footwear and apparel industry overall. Inflation, rising interest rates, higher fuel and energy costs and commodity prices, reductions in net worth based on market declines and uncertainty, home prices, credit availability and consumer debt levels, political instability due to war or other geopolitical factors and other macroeconomic pressures and general uncertainty regarding the overall future economic environment have created a challenging retail environment. Purchases of discretionary luxury items, such as the accessories, footwear and apparel that we sell, tend to decline when disposable income is lower or when there are recessions, inflationary pressures or other economic uncertainty. Other factors that could depress consumer spending include extreme weather conditions and natural disasters, pandemics (like COVID-19), high levels of unemployment, fluctuating foreign currency rates and increased taxation. Reduced consumer confidence and adversely impacted consumer spending patterns in any of the regions in which we operate could adversely affect our business, results of operations and financial condition.
Risks Related to Our Industry
We may not be able to respond to changing fashion and retail trends in a timely manner, which could have a material adverse effect on our brands, business, results of operations and financial condition.
The accessories, footwear and apparel industries have historically been subject to rapidly changing fashion trends and consumer preferences. We believe that our success is largely dependent on the images of our brands and our ability to anticipate and respond promptly to changing consumer demands and fashion trends in the design, styling, sustainable production, merchandising and pricing of products. Any misstep in product quality or design, executive leadership, customer services, unfavorable publicity or excessive product discounting could negatively affect the image or our brands with our customers. If we do not correctly gauge consumer needs and fashion trends and respond appropriately, consumers may not purchase our products and our brand names and the images of our brands may be impaired. Even if we react appropriately to changes in fashion trends and consumer preferences, consumers may consider our brands to be outdated or associate our brands with styles that are no longer popular or trend-setting. Any of these outcomes could have a material adverse effect on our brands, business, results of operations and financial condition.
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
•determining the size and location of retail and department store selling space; and
•protecting intellectual property.

In addition, some of our competitors may be significantly larger and more diversified than us and may have significantly greater financial, technological, manufacturing, sales, marketing and distribution resources than we do. Their capabilities in these areas may enable them to better withstand periodic downturns in the accessories, footwear and apparel industries (including as a result of recent inflationary pressures and other macroeconomic factors), compete more effectively on the basis of price and production and develop new products more quickly. The general availability of manufacturing contractors and agents also allows new entrants easy access to the markets in which we compete, which may increase the number of our competitors and adversely affect our competitive position and our business. Any increased competition, or our failure to adequately address any of these competitive factors, could result in reduced revenues, which could adversely affect our business, results of operations and financial condition.

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

We operate on a global basis, with approximately 49% of our total revenue from operations outside of the United States during Fiscal 2025. As a result, we are subject to the risks of doing business internationally, including:

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

We also sell our products at varying retail price points based on geographic location that yield different gross profit margins and we achieve different operating profit margins, depending on geographic region, due to a variety of factors including product mix, store size, occupancy costs, labor costs and retail pricing. Changes in any one or more of these factors could result in lower revenues, increased costs and negatively impact our business, results of operations and financial condition. Furthermore, consumer demand and behavior, as well as tastes and purchasing trends may differ in these countries and, as a result, sales of our product may not be successful, or the gross margins on those sales may not be in line with those we currently anticipate.

There can be no assurance that any or all of these events will not have a material adverse effect on our business, results of operations and financial condition.

Our business is subject to risks associated with importing products, and the imposition or threat of imposition of new or additional duties, tariffs or trade restrictions could have a material adverse effect on our business, results of operations and financial condition.

There are risks inherent to importing our products. Virtually all of our imported products are subject to duties which may impact the cost of such products. In April 2025, the U.S. Government announced tariffs on imports from select countries. The majority of the Company's products sold in the U.S. are imported from countries in which these tariffs were announced, including Vietnam, Cambodia, Indonesia and Bangladesh, where the primary manufacturers of Michael Kors products are located. In addition, retaliatory tariffs may be implemented by countries where our manufacturers are located and/or countries to which we ship our products may impose safeguard quotas to limit the quantity of products that may be imported. Where we can, we rely on free trade agreements and other supply chain initiatives in order to maximize efficiencies relating to product importation. Increased tariffs or other trade restrictions against countries where our products are manufactured, and/or any tariffs or other trade restrictions implemented by these countries in retaliation, could limit our ability to manufacture products in countries that have the labor and technical expertise needed and we may not be able to find alternative sourcing options in a timely manner or at all. In addition, such tariffs or other trade restrictions could require us to incur significant costs or cause us to increase the price charged to consumers for our products, either of which could materially impact our revenue and profitability. Our ability to navigate any uncertainty, changes or expansion in tariffs or other trade restrictions could have a material negative impact on our business, results of operations and financial condition.

We are also subject to government regulations relating to importation activities, including related to CBP withhold release orders and detainments. If CBP detains shipments of our goods pursuant to a withhold release order they may not release our goods immediately or at all which could materially impact our U.S. business or result in potential violations of customs and trade laws.

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

We depend on the services and management experience of executive officers who have substantial experience and expertise in our business as well as key employees involved in our design and marketing operations, including our creative officers for each of our brands. Although we have entered into employment agreements with our executive officers and other key employees, we may not be able to retain the services of such individuals in the future, which may be disruptive to, or cause uncertainty in, our business and future strategic direction, particularly if we fail to ensure a smooth transition and effective transfer of knowledge. Any such disruption or uncertainty could generate a negative public perception and/or have a material adverse impact on our results of operations, financial condition, and the market price of our ordinary shares.

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

Our inability to execute on our standalone growth strategies or cost reduction measures could have a material adverse effect on our business, results of operations and financial condition.

The long-term growth of our business depends on the successful execution of our strategic initiatives. Our achievement of revenue and profitability growth will depend largely upon our ability to offer trendsetting and innovative products, increase brand engagement and optimize customer experience. We cannot assure you that we can execute successfully any of these actions or deliver growth and profitability for our brands. If we are unable to successfully execute our business strategies, our business, results of operations and financial condition could be materially adversely affected.

Achievement of our growth strategy may also require investment in new capabilities, distribution channels and technologies. These investments may result in short-term costs without accompanying near-term revenues and, therefore, may be dilutive to our earnings in the short term. There can be no assurance regarding the timing of or extent to which we will realize the anticipated benefits of these investments and other costs, if at all.

In addition, we previously announced, or may in the future announce, cost reduction measures designed to streamline the Company’s operating model, maximize efficiency and support long-term profitable growth. We may not achieve the desired cost savings from these initiatives which could impact our profitability.

If we are unable to effectively execute our e-commerce business strategy and provide a reliable digital experience for our customers, our reputation and operating results may be harmed.
E-commerce represents approximately 19% of our net revenues and has been our fastest growing business over the last several years. The success of our e-commerce business depends, in part, on third-parties and factors over which we have limited control, including changing consumer preferences and buying trends relating to e-commerce usage, both domestically and abroad, and promotional or other advertising initiatives employed by our wholesale customers or other third-parties on their e-commerce sites. Any failure on our part, or on the part of our third-party digital partners, to provide attractive, reliable, secure, efficient and user-friendly e-commerce platforms could negatively impact our consumers’ shopping experience, resulting in reduced website traffic, reduced conversion, diminished loyalty to our brands and lost sales. In addition, if there is a change in consumer behavior such that customers shift to utilizing e-commerce more than, or even instead of, traditional brick-and-mortar stores, and we or our wholesale partners are unable to attract consumers who previously made in-store purchases to our digital commerce channels, our financial and operating results may be negatively affected.
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

In addition, we must keep current with competitive technology trends, including the use of new or improved technology and services, creative user interfaces and other e-commerce marketing tools such as paid search and mobile applications, among others. Since e-commerce growth is critical to our overall growth strategy, we plan to accelerate our e-commerce and omni-channel development and we have completed a re-platforming our brands’ e-commerce sites to expand our global capabilities. Implementing new or improved digital systems, services or technologies, such as new or improved e-commerce platforms, may increase our costs, cause delays in or hinder our ability to continually deliver a reliable or seamless digital experience for our customers, or cause us not to succeed in increasing sales or attracting consumers. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales in our e-commerce business, as well as damage our reputation and brands.

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

Our industry is subject to significant pricing pressure caused by many factors, including intense competition and a highly promotional environment, fragmentation in the retail industry, pressure from retailers to reduce the costs of products, and changes in consumer spending patterns. If we misjudge the market for our products or demand for our products is impacted by external factors, we may be faced with significant excess inventories of some products and missed opportunities for other products. We have in the past been, and may in the future be, forced to rely on markdowns, promotional sales, donations or other write-offs to dispose of excess, slow-moving inventory, which may negatively impact our gross margin, overall profitability and efficacy of our brands. In addition, increases in our costs, such as raw materials, labor or freight, could negatively impact our gross margin, and we may not be able to offset such cost increases through pricing measures or other means.
We may incur significant goodwill and/or intangible asset impairment charges with respect to one or more of our brands which could have a material adverse impact on our results of operations and financial condition.

If the carrying value of the reporting units for one or more of our brands exceeds the related fair value, we are required to record impairment charges for the difference, and those impairment charges could be significant. During the third quarter of Fiscal 2025, the Company identified impairment indicators due to the reduction of our share price following the termination of the Merger Agreement, continued softening of consumer demand for fashion luxury goods globally and the continuing decline in operating results during the third quarter impacting all three of the Company’s brands. As a result of the Company’s impairment assessment, the Company recorded $671 million of impairment charges, related to our Jimmy Choo and Versace goodwill and intangible assets during the fiscal year ended March 29, 2025. It is possible that our conclusions regarding impairment or recoverability of goodwill or other intangible assets could change in future periods if, for example, (i) our businesses do not perform as projected, (ii) overall economic conditions in future years vary from current assumptions, (iii) business conditions or strategies change from our current assumptions, (iv) discount rates change, (v) market multiples change or (vi) the identification of our reporting units change, among other factors. Such changes could result in future impairment charges of goodwill or other intangible assets and such amounts could be significant, which could have a material adverse impact on our results of operations and financial condition.

Our current and future licensing and joint venture arrangements may not be successful and may make us susceptible to the actions of third-parties over whom we have limited control.

We have entered into a select number of product licensing agreements with companies that produce and sell, under our trademarks, products requiring specialized expertise. We have also entered into a number of select licensing agreements pursuant to which we have granted third-parties certain rights to distribute and sell our products in certain geographical areas and have a limited number of joint ventures. In the future, we may enter into additional licensing and/or joint venture arrangements. Although we take steps to carefully select our partners, such arrangements may not be successful. Our partners may fail to fulfill their obligations under these agreements or have interests that differ from or conflict with our own, such as the timing of new store openings, the pricing of our products and the offering of competitive products. In addition, the risks applicable to the business of our partners may be different than the risks applicable to our business, including risks associated with each such partner’s ability to:

•obtain capital;
•exercise operational and financial control over its business;
•manage its labor relations;
•maintain relationships with suppliers;
•manage its credit and bankruptcy risks; and
•maintain customer relationships.

If a licensee of one of our brands were to experience liquidity constraints or other financial difficulties, we may experience larger outstanding accounts receivable balances, delays in collection of accounts receivable, increased expenses associated with collection efforts, and/or a reduction in royalty or similar revenue. In addition, we may be unable to replace any lost licensing agreements on similar economic terms or at all, or we could be delayed in identifying a replacement licensee, which could have a material adverse effect on our business, financial condition and results of operations.

The geographic areas subject to our licensing and joint venture agreements could also be impacted by geopolitical risks. Any of the foregoing risks, or the inability of any of our partners to successfully market our products or otherwise conduct its business, may result in loss of revenue and competitive harm to our operations in regions or product categories where we have entered into such licensing arrangements.

We rely on our partners to preserve the value of our brands. Although we attempt to protect our brands through, among other things, approval rights over store location and design, product design, production quality, packaging, merchandising, distribution, advertising and promotion of our stores and products, we may not be able to control the use by our partners of our intellectual property and branding. The misuse of our brand by a licensing or joint venture partner could have a material adverse effect on our business, results of operations and financial condition.

We are subject to risks associated with leasing retail space subject to long-term and non-cancelable leases. We may be unable to renew leases at the end of their terms. If we close a leased retail space, we remain obligated under the applicable lease.

We do not own any of our retail store facilities, but instead lease all of our stores under operating leases. Our leases generally have terms of up to 10 years, generally require a fixed annual base rent and some require the payment of additional percentage rent if store sales exceed a negotiated amount. Certain of our European stores also require initial investments in the form of key money to secure prime locations, which may be paid to landlords or existing lessees. Generally, our leases are “net” leases, which require us to pay all of the costs of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases or withhold payments at our option, and payments under these operating leases account for a significant portion of our operating costs. For example, as of March 29, 2025, we were party to operating leases associated with our retail stores that we operate directly throughout the globe, as well as other global corporate facilities, requiring future minimum lease payments aggregating to $1.4 billion through Fiscal 2030 and approximately $501 million thereafter through Fiscal 2044. Our substantial operating lease obligations could have a material adverse effect on our business, results of operations and financial condition.

In certain cases, as we have done in the past, we may determine that it is no longer economical to operate a retail store subject to a lease or we may seek to generally downsize, consolidate, reposition, relocate or close some of our real estate locations. In such cases, we may be required to negotiate a lease exit with the applicable landlord or remain obligated under the applicable lease for, among other things, payment of the base rent for the balance of the lease term. In some instances, we may be unable to close an underperforming retail store due to continuous operation clauses in our lease agreements. In addition, a significant portion of our leases may expire within a short time frame. As each of our leases expire, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close retail stores in desirable locations and/or may impact future revenue. Our inability to secure desirable retail space, favorable lease terms or to renew our leases could impact our ability to grow. Likewise, our obligation to continue making lease payments with respect to leases for closed retail spaces could have a material adverse effect on our business, financial condition and results of operations.

Additionally, due to the volatile economic environment, it may be difficult to determine the fair market value of real estate properties when we are deciding whether to enter into leases or renew expiring leases. This may impact our ability to manage the profitability of our store locations, or cause impairments of our operating lease right-of-use assets if market values decline, any of which could have a material adverse effect on our financial condition or results of operations.

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

Our business is subject to volatility of costs related to certain raw materials used in the manufacturing of our products, including inflationary pressure. The costs of raw materials used in our products are affected by, among other things, weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries and other factors that are generally unpredictable and beyond our control. We are not always successful in our efforts to protect our business from the volatility of the market price of raw materials and our business can be materially affected by dramatic movements in prices of raw materials which have resulted, and are expected to continue to result, in increased pricing pressures and pressure on our margins. We may not be able to implement price increases that fully mitigate the impact of these higher costs and/or any such price increases could have an adverse impact on consumer demand for our products. Manufacturing labor costs are also subject to volatility based on local and global economic conditions. Increases in the cost of raw materials and/or manufacturing labor costs could increase our production costs and negatively impact our revenues, results of operations and financial condition.

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

Our results of operations for our international subsidiaries are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into United States dollar during financial statement consolidation. If the United States dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions could impact our consolidated results of operations. In addition, we have intercompany notes amongst certain of our non-United States subsidiaries, which may be denominated in a currency other than the functional currency of a particular reporting entity. As a result of using a currency other than the functional currency of the related subsidiary, results of these operations may be adversely affected during times of significant fluctuation between the functional currency of that subsidiary and the denomination currency of the note. We continuously monitor our foreign currency exposure and hedge a portion of our foreign subsidiaries’ foreign currency-denominated inventory purchases to minimize the impact of changes in foreign currency exchange rates. However, we cannot fully anticipate all of our foreign currency exposures and cannot ensure that these hedges will fully offset the impact of foreign currency exchange rate fluctuations and no hedging strategy can completely insulate us from foreign currency exchange risk. We also use forward foreign exchange contracts and cross-currency swap contracts to hedge our net investments in foreign operations against future volatility in the exchange rates between different currencies. We are exposed to risks related to foreign currency exchange rate movements on our net investments in foreign operations due to the volatility in the exchange rates between different functional currencies. A 10% appreciation or devaluation of the United States dollar compared to the level of foreign currency exchange rates for currencies under contract as of March 29, 2025, would result in a net increase or decrease, respectively, of approximately $365 million in the fair value of these contracts.

In addition, because we operate retail stores and concessions in various countries outside of the United States, we are also exposed to market risk from fluctuations in foreign currency exchange rates, primarily the Euro, the British Pound, the Chinese Renminbi and the Japanese Yen, among others. A substantial weakening of foreign currencies against the United States dollar could require us to raise our retail prices or reduce our profit margins in various locations outside of the United States. In addition, our sales and profitability could be negatively impacted if consumers in those markets were unwilling to purchase our products at increased prices.

Risks Related to Information Technology and Data Security

Privacy breaches and other cybersecurity risks related to our business could negatively affect our reputation, credibility and business.

We are dependent on information technology (“IT”) systems and networks for a significant portion of our direct-to-consumer sales, including our e-commerce sites and retail business credit card transaction authorization and processing. We are responsible for storing data relating to our customers and employees and also rely on third-party vendors for the storage, processing and transmission of personal and Company information. Consumers, lawmakers and consumer advocates alike are increasingly concerned over the security of personal information transmitted over the Internet, consumer identity theft and privacy and the retail industry, in particular, has been the target of many recent cyber-attacks. In addition to taking the necessary precautions ourselves, we generally require that third-party service providers implement reasonable security measures to protect our employees’ and customers’ identity and privacy. We do not, however, control these third-party service providers and cannot guarantee the elimination of electronic or physical computer break-ins or security breaches in the future. Cybersecurity breaches, including physical or electronic break-ins, security breaches due to employee error or misconduct, attacks by “hackers,” phishing scams, malicious software programs such as viruses and malware, and other breaches outside of our control, could result in unauthorized access or damage to our IT systems and the IT systems of our third-party service providers. Despite our efforts and the efforts of our third-party service providers to secure our and their IT systems, attacks on these systems do occur from time to time. As the techniques used to obtain unauthorized access to IT systems become more varied and sophisticated (as cybercriminals are finding new ways to launch their attacks) and if the occurrence of such security breaches becomes more frequent, we and our third-party service providers may be unable to adequately anticipate these techniques and implement appropriate preventative measures. While we maintain cyber risk insurance to provide some coverage for certain risks associated with cybersecurity incidents, there is no assurance that such insurance would cover all or a significant portion of the costs or consequences associated with a cybersecurity incident. A significant breach of customer, employee or Company data could damage our reputation, our relationship with customers and our brands, and could result in lost sales, sizable fines, significant breach-notifications and other costs and lawsuits, as well as adversely affect our results of operations.

Additionally, we may incur increased costs and experience a significant strain on our resources to account for the implementation of additional required security measures and technologies to protect personal data and confidential information or to comply with current and new state, federal and international laws governing the unauthorized disclosure of confidential information which are continuously being enacted and proposed, such as the General Data Protection Regulation (“GDPR”) in the EU and the UK, various consumer privacy and data privacy and protection acts in the United States, including, but not limited to, the California Consumer Privacy Act as amended by the California Privacy Rights Act, and similar comprehensive privacy laws of other states, as well as the Personal Information Protection Law in China.

Lastly, increased scrutiny by federal regulators (such as the FTC) and state attorney generals focused on the retail industry may lead to increased privacy and cybersecurity costs such as organizational changes, deploying additional personnel, acquiring and implementing enhanced privacy and security technologies on e-commerce sites, mandatory employee training for those handling customer and employee personal data, and engaging third-party experts and consultants, and the unauthorized use of proprietary information may lead to lost revenues.

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

Investor advocacy groups, certain institutional investors, investment funds, other market participants, shareholders, customers, employees and regulators have increasingly focused on ESG or “sustainability” practices of companies. We have a publicly announced global strategy to achieve significant, measurable goals across a range of important environmental and social sustainability issues, including, renewable energy, responsible material sourcing, water use and chemical management and waste reduction. We have also set science-based targets around greenhouse gas emissions (GHG) reductions. We rely on our supply chain partners to meet certain of our targets, including our scope 3 GHG emissions reduction goals; however, our supply chain is complex and almost entirely comprised of parties not within our control. It is possible that stakeholders may not be satisfied with our ESG targets, practices or the speed of adoption or that we may not be successful in achieving our goals on the timelines set or at all, which could negatively impact our brands, our reputation, and customer and employee retention. In addition, we are susceptible to risks associated with changing stakeholder attitudes regarding environmental, social and political issues and consumer perceptions of our position on these issues.

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
On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law by the Biden Administration, with tax provisions primarily focused on implementing a 15% corporate alternative minimum tax on global adjusted financial statement income ("CAMT") and a 1% excise tax on share repurchases. The CAMT was effective beginning Fiscal 2024 and is not expected to have a material impact on our effective tax rate, however, we will continue to monitor for any potential impact as additional guidance becomes available. With respect to the 1% excise tax on net share repurchases, this provision of the Inflation Reduction Act was effective on January 1, 2023 and did not have a material impact on our consolidated financial statements.
On December 12, 2022, the European Union member states reached an agreement to implement the Organization for Economic Cooperation and Development’s ("OECD") reform of international taxation known as Pillar Two Global Anti-Base Erosion ("GloBE") Rules, which broadly mirrors certain provisions of the Inflation Reduction Act by imposing a 15% global minimum tax on multinational companies. GloBE has became effective during Fiscal 2025. Based upon our analysis, the Pillar Two initiatives are not projected to have a material impact on our consolidated financial statements.

On January 10, 2025, the United States Treasury and the IRS issued final regulations that address several long-standing issues related to dual consolidated losses and introduce new rules for disregarded payment losses. The changes related to disregarded payment losses could impact how we utilize certain deductions and losses to offset its U.S. income as part of our global financing activities, beginning in Fiscal 2027. We will continue to evaluate its impact as further information becomes available.

We maintain a valuation allowance for our deferred tax assets where future realization is uncertain, and our inability to fully utilize those assets in future periods may have an adverse impact on our financial condition and results of operations.

We have significant deferred tax assets consisting primarily of net operating losses, reserves and interest expense accruals that are not currently deductible for tax purposes. As a result of the three year cumulative loss at a consolidated level, the Company recorded a full valuation allowance for its deferred tax assets in Fiscal 2025. We intend to generate sufficient future income and plan to implement tax planning strategies to utilize these deferred tax assets which may lead to the reversal of all or part of the valuation allowance and a reduction of future income tax expense. If we are unable to generate sufficient future taxable income or achieve the desired results of our tax planning strategies, we may not be able to realize the full benefit of our deferred tax assets which may have an adverse impact to our financial condition and results of operations in future periods.

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

On December 23, 2024 and January 28, 2025, two purported shareholders of Capri filed putative class action complaints in the United States District Court for the District of Delaware against Capri, Tapestry and certain of their officers (including John D. Idol, our Chairman and Chief Executive Officer, and Thomas J. Edwards, Jr., our Chief Financial and Chief Operating Officer) alleging violations of the federal securities laws based on certain statements by defendants concerning the previously proposed Merger and the FTC’s action to enjoin the Merger. The Court appointed the lead plaintiff on March 7, 2025, and on May 15, 2025 the lead plaintiff filed an amended complaint (the “Amended Federal Securities Law Complaint”). The Amended Federal Securities Law Complaint seeks to bring federal securities claims on behalf of a class of all persons who purchased Capri stock and sold Capri puts between August 10, 2023 and October 24, 2024. We may incur substantial costs defending the Amended Federal Securities Law Complaint, and we cannot provide assurance regarding the outcome of this Amended Federal Securities Law Complaint. An unfavorable judgment or ruling could result in substantial liability. We may also be subject to additional demands or filed actions. Our potential liability to shareholders for federal securities claims or other matters related to the previously terminated Merger may be covered in part by our insurance policies, but we may not always have adequate insurance to defend all claims.
Risks Related to Our Debt

We have incurred a substantial amount of indebtedness, which could adversely affect our financial condition and restrict our ability to incur additional indebtedness or engage in additional transactions.

As of March 29, 2025, our consolidated indebtedness was approximately $1.5 billion. Our total borrowings as of March 29, 2025 primarily relate to our revolving credit facility of $755 million. Our ability to make payments on and refinance our debt obligations and to fund planned capital expenditures depends on our ability to generate cash from our operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our substantial level of indebtedness could have negative consequences to our business and we cannot guarantee that our business will generate sufficient cash flow from our operations or that future borrowings will be available to us in an amount sufficient to enable us to make payments on our debt, fund other liquidity needs, make necessary capital expenditures or pursue certain business opportunities. Our financial results, our substantial indebtedness and our credit ratings could adversely affect the availability and terms of our financing and negatively impact our ability to enter into new financing arrangements in the future.

In addition, our ability to access credit and capital markets in the future as a source of funding, and the borrowing costs associated with such financing, is dependent upon market conditions and our credit rating and outlook. If our credit rating is downgraded in the future, it could result in reduced access to the credit and capital markets, more restrictive covenants in future financial documents and higher interest costs and potentially increased lease or hedging costs.

We may be unable to meet financial covenants in our indebtedness agreements which could result in an event of default and restrictive covenants in such agreements may restrict our ability to pursue our business strategies.

Pursuant to our amended and restated credit agreement, dated February 4, 2025 (the "Amended and Restated Credit Agreement"), the obligations under the 2025 Credit Facilities are secured by liens on substantially all of the assets of the Company and its U.S. subsidiaries that are borrowers and guarantors, excluding real property and other customary exceptions, and substantially all of the registered intellectual property of the Company and its subsidiaries. The terms of our indebtedness also contain affirmative and negative covenants that impose operating and financial restrictions on us and may restrict our ability to engage in future business opportunities or pursue our strategies. The Company’s 2025 Credit Facilities requires us to maintain a quarterly maximum permitted net leverage ratio of no greater than 4.0 to 1.0.

The 2025 Credit Facilities also contain certain restrictive covenants, including restrictions on our and certain of our subsidiaries ability to:

•incur additional indebtedness and guarantee indebtedness;
•pay dividends or make other distributions or repurchase or redeem capital stock;
•make loans and investments, including acquisitions;
•dispose of assets;
•incur liens;
•enter into transactions with affiliates; and
•consolidate, merge or sell all or substantially all of our assets which collectively may limit our ability to engage in acts that may be in our long-term best interest.

A breach of the covenants or restrictions under the documents that govern our indebtedness could result in an event of default under the applicable indebtedness. If such an event of default occurs and is continuing, the lenders under the 2025 Credit Facilities would be entitled to take various actions, including, but not limited to, terminating the commitments and accelerating amounts outstanding under the 2025 Credit Facilities (which may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies) and exercising remedies against collateral. In the event our lenders accelerate the repayment of our borrowings, we and our subsidiaries may not be able to obtain sufficient cash to repay that indebtedness, and if the lenders enforce their security interest in the collateral, the collateral may be sold to recover the related debt.

If one or more of our counterparty financial institutions default on their obligations to us, we may incur significant losses or our financial liquidity could be adversely impacted.

As part of our hedging activities, we enter into transactions involving derivative financial instruments, including cross-currency swaps to hedge our net investments in foreign operations against future volatility in the exchange rates between the United States dollar and foreign currencies, with various financial institutions. In addition, we have significant amounts of cash, cash equivalents and other investments on deposit or in accounts with banks or other financial institutions in the United States and abroad. We also rely on borrowings under our revolving credit facilities, under which we had $794 million of borrowing capacity as of March 29, 2025. We rely on that borrowing capacity to fund our operations. As a result, we are exposed to the risk of default by, or failure of, counterparty financial institutions to meet their contractual obligations to us. This risk may be heightened during economic downturns and periods of uncertainty in the financial markets. If one of our counterparties were to become insolvent or file for bankruptcy, our ability to borrow funds or recover losses incurred as a result of a default or our assets that are deposited or held in accounts with such counterparty may be limited by the counterparty’s liquidity or the applicable laws governing the insolvency or bankruptcy proceedings. In the event of default or failure of one or more of our counterparties, we could incur significant losses or our financial liquidity could be adversely impacted, which could negatively impact our results of operations and financial condition.

Risks Related to Our Ordinary Shares

Our share price may periodically fluctuate based on forward-looking expectations regarding our financial performance.

Our business and long-range planning process is designed to maximize our long-term growth and profitability and not to achieve an earnings target in any particular fiscal quarter. We believe that this longer-term focus is in the best interests of our Company and our shareholders. On a quarterly basis, we provide investors with forward-looking earnings guidance. Actual results may differ materially from forward-looking expectations that have been previously provided by us, or predicted by outside investment analysts, or others, and our share price could be adversely affected. Similarly, any forward-looking guidance that gives effect to the sale of Versace is based on assumptions about future events and conditions which may not materialize as expected. Investors who rely on these outside predictions when making investment decisions with respect to our securities do so at their own risk. We take no responsibility for any losses suffered as a result of such changes in our share price.

If we are unable to conduct share repurchases at expected levels, our share price could be adversely affected.

Despite having previously had a share repurchase program as a way to return value to its shareholders, the Company has not repurchased any of its ordinary shares since June 2023, and the Company does not currently have in place a share repurchase program. If we are unable to conduct share purchases at expected levels, the market price of our ordinary shares could be adversely affected.

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

Risks Related to the Divestiture

The pendency of the proposed sale of Versace or the failure to complete the proposed sale could adversely affect our business and the market price of our ordinary shares.

On April 10, 2025, Capri entered into a Stock Purchase Agreement (the "Purchase Agreement") with Prada S.p.A. whereby Prada has agreed to acquire certain subsidiaries of Capri which operate Capri's Versace business. The announcement and pendency of the proposed sale of Versace could cause disruptions in and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, vendors and employees, which could have a significant negative impact on our future revenues and results of operations, regardless of whether the sale is completed. In particular, we could potentially lose important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the proposed sale. In addition, management and financial resources have been diverted and will continue to be diverted towards the completion of the sale, which could have a negative impact on our future revenues and/or results of operations.

We are also subject to restrictions, without the consent of Prada, on the conduct of the Versace business prior to the consummation of the sale as provided in the Purchase Agreement. These restrictions could potentially hinder Versace's ability to adapt to changing market conditions or take necessary actions to improve performance, and may otherwise have a significant negative impact on Versace's future revenues and/or results of operations.

There is also no assurance that the closing of the sale of Versace to Prada will occur. Consummation of the sale is subject to various conditions, including (a) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (b) regulatory approvals having been obtained in other specified jurisdictions outside of the United States, (c) the accuracy of each party’s representations and warranties as of the closing date, subject to materiality qualifications, (d) the absence of a material adverse effect with respect to the Versace business and (e) each party’s performance of its covenants under the Purchase Agreement in all material respects. Prior to the closing, If the sale of Versace is not consummated, and there are no other parties willing and able to acquire Versace on acceptable to terms, our share price will likely decline. We have also incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed sale, as well as the diversion of management resources towards the sale, for which we will have received little or no benefit if the closing does not occur. A failed transaction may also result in negative publicity and a negative impression of us in the investment community.

Item 1B.     Unresolved Staff Comments
None.

Item 1C.     Cybersecurity

Risk Management and Strategy

We are a global company built on the trust of our customers, employees and business partners, and one of the primary ways we maintain that trust is by respecting privacy rights and safeguarding their information. We believe security is at the center of any strong data privacy program and maintaining cyber-readiness and managing cybersecurity risk continue to be areas of critical focus for us. We have in place a group-wide risk management process designed to identify and assess the greatest existing and emerging risks that could impact our business, including cybersecurity and data privacy risks. As a part of our risk assessment process, we have developed a cybersecurity program designed to detect, identify, classify and mitigate cybersecurity and other data security threats. We follow widely-accepted security standards to help guide our decisions and minimize cybersecurity risks. In the event we identify a potential cybersecurity, privacy or other data security issue, we have defined policies and procedures for responding to such security incidents, including procedures that address when and how to engage with Company management, our Board of Directors, other stakeholders and law enforcement.

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

Despite our efforts and the efforts of our third-party service providers to secure our and their IT systems, cybersecurity attacks and incidents have occurred in the past, and may continue to occur in the future. For additional information regarding the risks we face from cybersecurity and privacy incidents, see Item 1A Risk Factors - “Risks Related to Information Technology and Data Security.”

Governance

Management is responsible for understanding and managing the risks that we face in our business, including relating to cybersecurity, and the Board of Directors is responsible for overseeing management’s overall approach to risk management. On at least an annual basis, as part of our risk assessment process, the Board reviews the Company’s major risks, including risks related to cybersecurity and global information systems, along with potential options for mitigating these risks. The Board is informed of these risks through regular reports from our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer (CFO), General Counsel and Chief Sustainability Officer, and other key members of senior management. Although the Board as a whole is ultimately responsible for risk oversight, the Board uses its committees to assist in its risk oversight function. The Audit Committee of our Board of Directors has primary oversight of management’s enterprise risk assessment and risk management policies and practices, business continuity planning and information systems infrastructure and cybersecurity risk. As a result, the Chair of the Audit Committee also provides periodic updates to the full Board on these matters as part of its committee reports.

The Audit Committee generally receives quarterly cybersecurity and information systems infrastructure reports from our head of Global Cybersecurity and Compliance (Head of Cybersecurity), who oversees a global team responsible for our cybersecurity infrastructure. These reports cover various cybersecurity and information technology matters, including material risks and threat trends, mitigation strategies, security incidents, the status of information technology and cybersecurity priorities and initiatives and other related matters of importance. The Audit Committee provides periodic updates on these topics to the full Board as necessary. In addition to the above, the Audit Committee, typically in the presence of the full Board, will review the results of the independent cyber-maturity evaluations described above, and from time to time participates in table top exercises or other cybersecurity training programs.

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

Our Head of Cybersecurity has over 15 years of experience managing and leading information technology and cybersecurity teams. Our Head of Cybersecurity reports to our CFO who reports to our Chief Executive Officer.
Item 2.    Properties
The following table sets forth the location, use and size of our significant distribution and corporate facilities as of March 29, 2025, all of which are leased with the exception of our distribution center in the Netherlands, our central warehouse in Italy and luxury footwear factories in Italy, which are owned. The leases expire at various times through Fiscal 2044, subject to renewal options.

Location	Use	Approximate Square Footage
Whittier, CA	Michael Kors United States Distribution Center	1,179,000
Venlo, Netherlands	Michael Kors and Jimmy Choo European Distribution Center	1,067,000
New York, NY	Michael Kors, Versace and Jimmy Choo United States Corporate Offices	194,000
Montreal, Quebec	Michael Kors and Jimmy Choo Canada Corporate Offices and Distribution Center	150,000
Novara, Italy	Versace European Distribution Center	109,000
Milan, Italy	Versace Corporate Offices	104,000
Arezzo, Italy	Sicla Luxury Shoe Factory	95,000
Milan, Italy	Versace Showroom	54,000
Novara, Italy	Versace Manufacturing and Distribution Center	46,000
Pistoia, Italy	Capri Luxury Shoe Factory	41,000
East Rutherford, NJ	Michael Kors United States Corporate Offices	31,000
Milan, Italy	Michael Kors Regional Corporate Office and Showroom	25,000
Shanghai, China	Michael Kors, Versace and Jimmy Choo Regional Corporate Offices	25,000
London, England	Jimmy Choo Corporate Offices	24,000
London, England	Capri Corporate Headquarters and Michael Kors Regional Corporate Office	19,000
Manno, Switzerland	Michael Kors European Corporate Offices	18,000
As of March 29, 2025, we also occupied 1,158 leased retail stores worldwide (including concessions). We consider our properties to be in good condition and believe that our facilities are adequate for our operations and provide sufficient capacity to meet our anticipated requirements.

Other than the land and building for our Michael Kors and Jimmy Choo European distribution center in the Netherlands, our Versace central warehouse in Italy and our two luxury footwear factories in Italy, property and equipment related to our stores (e.g. leasehold improvements, fixtures, etc.) and computer equipment, we did not own any material property as of March 29, 2025.
Item 3.    Legal Proceedings
Ordinary Course Litigation
We are involved in various routine legal proceedings incident to the ordinary course of our business. We believe that the outcome of all pending legal proceedings, in the aggregate, will not have a material adverse effect on our business, results of operations and financial condition.
Litigation Related to Terminated Merger
On December 23, 2024 and January 28, 2025, two purported shareholders of Capri filed putative class action complaints in the United States District Court for the District of Delaware against Capri, Tapestry and certain of their officers (including John D. Idol, our Chairman and Chief Executive Officer, and Thomas J. Edwards, Jr., our Chief Financial and Chief Operating Officer) alleging violations of the federal securities laws based on certain statements by defendants concerning the previously proposed Merger and the FTC’s action to enjoin the Merger. The Court appointed the lead plaintiff on March 7, 2025, and on May 15, 2025 the lead plaintiff filed the Amended Federal Securities Law Complaint. The Amended Federal Securities Law Complaint seeks to bring federal securities claims on behalf of a class of all persons who purchased Capri stock and sold Capri puts between August 10, 2023 and October 24, 2024. We may incur substantial costs defending the Amended Federal Securities Law Complaint, and we cannot provide assurance regarding the outcome of this Amended Federal Securities Law Complaint. An unfavorable judgment or ruling could result in substantial liability. We may also be subject to additional demands or filed actions. Our potential liability to shareholders for federal securities claims or other matters related to the previously terminated Merger may be covered in part by our insurance policies, but we may not always have adequate insurance to defend all claims.
Item 4.    Mine Safety Disclosures
None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our ordinary shares trade on the NYSE under the symbol “CPRI”. At March 29, 2025, there were 117,913,201 ordinary shares outstanding, and the closing price of our ordinary shares was $20.30. Also as of that date, we had approximately 123 ordinary shareholders of record.
Share Performance Graph
The line graph below compares the cumulative total shareholder return on our ordinary shares with the Standard & Poor’s (“S&P”) 500 Stock Index and the S&P 500 Apparel, Accessories & Luxury Goods Index for the five-year period from March 28, 2020 through March 29, 2025, the last business day of our fiscal year. The graph below assumes an investment of $100 made at the close of trading on March 28, 2020, in our ordinary shares and each of the indices presented. All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable time period.

$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
3/28/2020
3/27/2021
4/2/2022
4/1/2023
3/30/2024
3/29/2025
CPRI
S&P 500
S&P 500 Apparel, Accessories & Luxury Goods Index

Issuer Purchases of Equity Securities
The following table provides information regarding our ordinary share repurchases during the three months ended March 29, 2025:

	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Dollar Value of Shares That May be Purchased Under the Programs (in millions)
December 29, 2024 – January 25, 2025	—	$—	—	$—
January 26, 2025 – February 22, 2025	—	$—	—	$—
February 23, 2025 – March 29, 2025	—	$—	—	$—
	—		—
Item 6.    [Reserved]

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
Our Business
Capri Holdings Limited is a global fashion luxury group consisting of iconic brands Versace, Jimmy Choo and Michael Kors. Our commitment to glamorous style and craftsmanship is at the heart of each of our luxury brands. We have built our reputation on designing exceptional, innovative products that cover the full spectrum of fashion luxury categories. Our strength lies in the unique DNA and heritage of each of our brands, the diversity and passion of our people and our dedication to the clients and communities we serve.
Our Versace brand has long been recognized as one of the world’s leading international fashion design houses and is synonymous with Italian glamour and style. Founded in 1978 in Milan, Versace is known for its iconic and unmistakable style and unparalleled craftsmanship. Over the past several decades, the House of Versace has grown globally from its roots in haute couture, expanding into the design, manufacturing, distribution and retailing of ready-to-wear, accessories, footwear, eyewear, watches, jewelry, fragrance and home furnishings. Until recently, Versace’s design team was led by Donatella Versace, who had been the brand’s Artistic Director for almost 30 years. Effective April 1, 2025, Dario Vitale became Versace’s Chief Creative Officer. Versace distributes its products through a worldwide distribution network, which includes boutiques in some of the world’s most fashionable cities, its e-commerce sites, as well as through the most prestigious department and specialty stores worldwide.
Our Jimmy Choo brand offers a distinctive, glamorous and fashion-forward product range, whose core product offering is women’s luxury shoes, complemented by accessories, including handbags, small leather goods, jewelry, scarves and belts, as well as men’s luxury shoes and accessories. In addition, certain categories, including fragrance and eyewear, are produced under licensing agreements. Jimmy Choo’s design team is led by Sandra Choi, who has been the Creative Director for the brand since its inception in 1996. Jimmy Choo products are unique, instinctively seductive and chic. The brand offers classic and timeless luxury products, alongside innovative collections that are intended to set and lead fashion trends. Jimmy Choo is represented through its global store network, its e-commerce sites, as well as through the most prestigious department and specialty stores worldwide.
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
Certain Factors Affecting Financial Condition and Results of Operations
Impairment losses. During the third quarter of Fiscal 2025, we identified impairment indicators due to the termination of the Merger Agreement, the decline in our share price, continued softening of consumer demand for fashion luxury goods globally and the continuing decline in operating results during the third quarter impacting all three of our brands. As we determined that it was more likely than not that the fair values of certain reporting units and/or brands were below their carrying amounts, we performed an interim impairment test during the third quarter of Fiscal 2025. As a result of our impairment assessment, we recorded $671 million of impairment charges related to our Versace and Jimmy Choo goodwill and intangible assets. It is possible that our conclusions regarding impairment or recoverability of goodwill or other intangible assets could change in future periods. Such changes could result in future impairment charges of goodwill or other intangible assets and such amounts could be significant. See Item 1A. Risk Factors - “We may incur significant goodwill and/or intangible asset impairment charges with respect to one or more of our brands which could have a material adverse impact on our results of operations and financial condition.”
Macroeconomic conditions and inflationary pressures. Global economic conditions and the related impact on levels of consumer spending worldwide impacted our business in Fiscal 2025, and are likely to continue to impact our business and the luxury accessories, footwear and apparel industry overall for the foreseeable future. Inflation, rising interest rates, higher fuel and energy costs and commodity prices, reductions in net worth based on stock market declines and uncertainty, home prices, credit availability and consumer debt levels, political instability due to war or other geopolitical factors, including the presidential change in the U.S., and other macroeconomic pressures and general uncertainty regarding the overall future economic environment along with tariffs and foreign currency fluctuations have created a challenging retail environment, which is expected to continue in the near term. There continues to be uncertainty in the current macroeconomic environment due to the above-mentioned items. Our revenue and earnings in future periods may be subject to significant material change as a result of these and other macroeconomic factors. Purchases of discretionary luxury items, such as the accessories, footwear and apparel that we produce tend to decline when disposable income is lower or when there are recessions, inflationary pressures or other economic uncertainty which could negatively affect our financial condition and results of operations.
Costs of manufacturing, tariffs and import regulations. Our industry is subject to volatility in costs related to certain raw materials used in the manufacturing of our products. This volatility applies primarily to costs driven by commodity prices, which can increase or decrease dramatically over a short period of time, as well as manufacturing labor costs which are also subject to degrees of volatility based on local and global economic conditions. In addition, our costs may be impacted by sanction tariffs imposed on our products due to changes in trade terms. Virtually all of our products are subject to duties which may impact the cost of our products. In April 2025, the U.S. Government announced tariffs on imports from select countries. The majority of the Company's products sold in the U.S. are imported from countries in which these tariffs were announced, including Vietnam, Cambodia, Indonesia and Bangladesh, where the primary manufacturers of Michael Kors products are located. Increased tariffs or other trade restrictions against countries where our products are manufactured, and/or any tariffs or other trade restrictions implemented by these countries in retaliation, could materially impact our revenue and profitability. We use commercially reasonable efforts to mitigate these effects by sourcing our products as efficiently as possible and diversifying the countries where we produce, and we are continuing to explore ways to mitigate our potential exposure to risks associated with new or increased duties, tariffs, or other import controls or restrictions but we may not be able to mitigate the risk fully or at all. See Item 1A. Risk Factors - “Our business is subject to risks associated with importing products, and the imposition or threat of imposition of new or additional duties, tariffs or trade restrictions could have a material adverse effect on our business, results of operations and financial condition."
Luxury goods trends and demand for our accessories and related merchandise. Our performance is affected by trends in the luxury goods industry, global consumer spending, macroeconomic factors, overall levels of consumer travel and spending on discretionary items as well as shifts in demographics and changes in lifestyle preferences. We have experienced, and may continue to experience, material reductions in revenues across our brands and regions driven by softening demand globally for fashion luxury goods as well as Versace and Michael Kors’ brand repositioning efforts. If demand for global fashion luxury goods continues to soften and/or if we do not correctly gauge consumer needs and fashion trends and respond appropriately, our future results of operations may be materially impacted.
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
Disruptions or delays in shipping and distribution and other supply chain constraints. Any disruptions in our shipping and distribution network, including port congestion, vessel availability, container shortages and temporary factory closures, could have a negative impact on our results of operations. See Item 1A. Risk Factors - “We primarily use foreign manufacturing contractors and independent third-party agents to source our finished goods” and “Our business is subject to risks inherent in global sourcing activities, including disruptions or delays in manufacturing or shipments” for additional discussion.
Implementing and updating information technology systems. During Fiscal 2024, we began implementing a new state of the art e-commerce platform across certain of our brands which was completed in Fiscal 2025. While the new platform is designed to improve the user experience and enhance consumer engagement, the transition created unanticipated challenges which have negatively impacted our results of operations. See Item 1A. Risk Factors - “A material delay or disruption in our information technology systems or e-commerce websites or our failure or inability to upgrade our information technology systems precisely and efficiently could have a material adverse effect on our business, results of operations and financial condition” for additional discussion.
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
Unallocated Corporate Expenses
In addition to the reportable segments discussed above, we have certain corporate costs that are not directly attributable to our brands and, therefore, are not allocated to segments. Such costs primarily include certain administrative, corporate occupancy, shared service and information technology systems expenses, including enterprise resource planning system implementation costs and Capri transformation program costs. In addition, certain other costs are not allocated to segments, including transaction related income (costs), impairment charges and restructuring and other expense. The segment structure is consistent with how our chief operating decision maker plans and allocates resources, manages the business and assesses performance.

The following table presents our total revenue and (loss) income from operations by segment for Fiscal 2025, Fiscal 2024 and Fiscal 2023 (in millions):

		Fiscal Years Ended
		March 29, 2025	March 30, 2024	April 1, 2023
	Total revenue:
	Versace	$821	$1,030	$1,106
	Jimmy Choo	605	618	633
	Michael Kors	3,016	3,522	3,880
	Total revenue	$4,442	$5,170	$5,619

	Cost of goods sold:
	Versace	$246	$306	$277
	Jimmy Choo	200	192	186
	Michael Kors	1,170	1,333	1,432
	Total cost of goods sold	$1,616	$1,831	$1,895

	Selling, general and administrative expenses:
	Versace	$571	$644	$615
	Jimmy Choo	393	394	380
	Michael Kors	1,426	1,473	1,484
	Corporate	191	273	229
	Total selling, general and administrative expenses	$2,581	$2,784	$2,708

	Depreciation and amortization:
	Versace	$58	$55	$51
	Jimmy Choo	29	29	29
	Michael Kors	79	82	95
	Corporate	27	22	4
	Total depreciation and amortization	$193	$188	$179

	(Loss) income from operations:
	Versace	$(54)	$25	$152
	Jimmy Choo	(17)	3	38
	Michael Kors	341	634	868
		270	662	1,058
Less:	Corporate expenses	(233)	(275)	(233)
	Impairment of assets (1)	(797)	(575)	(142)
	Transaction related income (costs)	15	(20)	—
	COVID-19 related charges (2)	—	—	9
	Impact of war in Ukraine (3)	—	—	3
	Restructuring and other expense (4)	(7)	(33)	(16)
	(Loss) income from operations	$(752)	$(241)	$679

(1)Impairment of assets during Fiscal 2025 includes $656 million, $91 million and $50 million of impairment charges related to the Versace, Jimmy Choo and Michael Kors reportable segments, respectively. Impairment of assets during Fiscal 2024 includes $283 million, $267 million and $25 million of impairment charges related to the Versace, Jimmy Choo and Michael Kors reportable segments, respectively. Impairment of assets during Fiscal 2023 includes $2 million, $110 million and $30 million of impairment charges related to the Versace, Jimmy Choo and Michael Kors reportable segments, respectively.

(2)COVID-19 related charges during Fiscal 2023 primarily include net inventory credits of $9 million and are recorded within costs of goods sold in the consolidated statements of operations and comprehensive (loss) income.
(3)These charges primarily relate to incremental credit losses and inventory reserves which are a direct impact of the war in Ukraine. Credit losses are recorded within selling, general and administrative expenses and inventory related costs are recorded within costs of goods sold in the consolidated statements of operations and comprehensive (loss) income.
(4)See Note 11 to the accompanying consolidated financial statements for details on our restructuring program.
The following table presents our global network of retail stores:

	As of
	March 29, 2025	March 30, 2024	April 1, 2023
Number of full price retail stores (including concessions):
Versace	166	174	160
Jimmy Choo	163	177	182
Michael Kors	399	461	508
	728	812	850

Number of outlet stores:
Versace	62	62	63
Jimmy Choo	56	57	55
Michael Kors	312	308	304
	430	427	422

Total number of retail stores	1,158	1,239	1,272
The following table presents our retail stores by geographic location:

	As of			As of
	March 29, 2025			March 30, 2024
	Versace	Jimmy Choo	Michael Kors	Versace	Jimmy Choo	Michael Kors
Store count by region:
The Americas	46	41	275	45	43	293
EMEA	51	64	143	60	68	156
Asia	131	114	293	131	123	320
	228	219	711	236	234	769

Key Performance Indicators and Statistics
We use a number of key indicators of operating results to evaluate our performance, including the following (dollars in millions):

	Fiscal Years Ended
	March 29, 2025	March 30, 2024	April 1, 2023
Total revenue	$4,442	$5,170	$5,619
Gross profit as a percent of total revenue	63.6%	64.6%	66.3%
(Loss) income from operations	$(752)	$(241)	$679
(Loss) income from operations as a percent of total revenue	(16.9)%	(4.7)%	12.1%
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
Revenue Recognition
Revenue is recognized when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for goods or services. We recognize retail store revenue when control of the product is transferred at the point of sale at our owned stores, including concessions. Revenue from sales through our e-commerce sites is recognized at the time of delivery to the customer, reduced by an estimate of returns. Wholesale revenue is recognized net of estimates for sales returns, discounts, markdowns and allowances, after merchandise is shipped and control of the underlying product is transferred to our wholesale customers. To arrive at net sales for retail, gross sales are reduced by actual customer returns, as well as by a provision for estimated future customer returns, which is based on management’s review of historical and current customer returns. The amounts reserved for retail sales returns were $18 million, $18 million and $22 million at March 29, 2025, March 30, 2024 and April 1, 2023, respectively. Net sales for wholesale equals gross sales, reduced by provisions for estimated future returns based on current expectations, as well as trade discounts, markdowns, allowances, operational chargebacks, and certain cooperative selling expenses. Total sales reserves for wholesale were $63 million, $61 million and $73 million at March 29, 2025, March 30, 2024 and April 1, 2023, respectively. These estimates are based on such factors as historical trends, actual and forecasted performance and market conditions, which are reviewed by management on a quarterly basis. Our historical estimates of these costs were not materially different from actual results.
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
Inventories
Our inventory costs include amounts paid to independent manufacturers, plus duties and freight to bring the goods to the Company’s warehouses, as well as shipments to stores. The combined total of raw materials and work in process recorded on our consolidated balance sheets as of both March 29, 2025 and March 30, 2024 was $45 million. We continuously evaluate the composition of our inventory and make adjustments when the cost of inventory is not expected to be fully recoverable. The net realizable value of our inventory is estimated based on historical experience, current and forecasted demand and market conditions. In addition, reserves for inventory losses are estimated based on historical experience and inventory counts. Our inventory reserves are estimates, which could vary significantly from actual results if future economic conditions, customer demand or competition differ from expectations. Our historical estimates of these adjustments have not differed materially from actual results.
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
During Fiscal 2025, Fiscal 2024 and Fiscal 2023, we recorded impairment charges of $136 million, $88 million and $36 million, respectively, which were primarily related to operating lease right-of-use assets and fixed assets of our retail store locations. Please refer to Note 8 and Note 14 of the accompanying consolidated financial statements for additional information.
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
During the third quarter of Fiscal 2025, we identified impairment indicators due to the reduction of our share price following the termination of the Merger Agreement, continued softening of consumer demand for fashion luxury goods globally and the continuing decline in operating results during the third quarter impacting all three of our brands. As a result of these factors, we concluded that impairment indicators existed during the third quarter of Fiscal 2025, resulting in an interim impairment assessment of goodwill and intangible assets. We performed a goodwill impairment analysis for the Versace and Jimmy Choo reporting units, using a combination of income and market approaches to estimate the fair value of each brands’ reporting units. We also performed an impairment analysis for both the Versace and Jimmy Choo brand indefinite-lived intangible assets and definite-lived customer relationship intangible assets using an income approach to estimate their fair values.
Based on the results of these assessments, we determined there was no impairment for the Jimmy Choo Licensing reporting unit goodwill as the fair value exceeded the related carrying value. However, we concluded that the fair value of the Jimmy Choo Wholesale reporting unit goodwill and Retail and Wholesale brand indefinite-lived intangible assets did not exceed their related carrying amounts and we recorded impairment. These impairment charges were primarily related to a decline in revenue driven by softening demand globally for fashion luxury goods. Accordingly, we recorded goodwill impairment charges of $66 million related to the Jimmy Choo Wholesale reporting unit that has a remaining balance of $27 million. The Jimmy Choo Retail reporting unit’s goodwill balance was fully impaired during Fiscal 2024. We also recorded impairment charges of $15 million related to the Jimmy Choo Retail and Wholesale brand intangible assets that have remaining balances of $151 million and $53 million, respectively.

Further, based on the results of these assessments, we determined that there was no impairment for the Versace Licensing reporting unit goodwill as the fair value exceeded the related carrying value. However, the fair value of the Versace Retail and Wholesale reporting units goodwill and Retail and Wholesale brand indefinite-lived intangible assets did not exceed their related carrying amounts. These impairment charges were primarily related to a decline in revenue driven by softening demand globally for fashion luxury goods as well as strategic initiatives previously put in place at Versace that did not perform as expected. Accordingly, we recorded goodwill impairment charges of $364 million related to the Versace Retail and Wholesale reporting units goodwill that have remaining balances of $101 million and $23 million, respectively. We also recorded impairment charges of $216 million related to the Versace Retail and Wholesale brand intangible assets that have remaining balances of $365 million and $88 million, respectively.
Lastly, based on a qualitative impairment assessment of the Michael Kors reporting units, we concluded that it is more likely than not that the fair value of the Michael Kors reporting units exceeded its carrying value and, therefore, were not impaired. The impairment charges were recorded within impairment of assets on our consolidated statement of operations and comprehensive (loss) income for the period ended March 29, 2025.

During the fourth quarter of Fiscal 2025, we performed our annual goodwill and indefinite-lived intangible asset impairment assessment for our Versace, Jimmy Choo and Michael Kors reporting units using a qualitative assessment. In performing this assessment, we identified and considered the significance of relevant key factors, events and circumstances that affected the fair values and/or carrying amounts of its reporting units. These factors included external factors such as macroeconomic, industry and market conditions, as well as entity-specific factors, such as our actual and expected financial performance. Additionally, we also considered the results of our most recent quantitative goodwill impairment test which was performed during the third quarter of Fiscal 2025 as noted above. Based on the results of our qualitative impairment assessment, we concluded that it is more likely than not that the fair value of the Versace, Jimmy Choo and Michael Kors reporting units exceeded their carrying values and, therefore, were not impaired.
In Fiscal 2024, we recorded goodwill impairment charges of $192 million related to the Jimmy Choo Retail and Wholesale reporting units, $70 million related to the Jimmy Choo Retail and Wholesale brand intangible assets and $227 million related to the Versace Retail and Wholesale brand intangible assets. In Fiscal 2023, we recorded goodwill impairment charges of $82 million related to the Jimmy Choo Retail and Wholesale reporting units and $24 million related to the Jimmy Choo brand intangible assets. The impairment charges were recorded within impairment of assets on our consolidated statement of operations and comprehensive (loss) income for the fiscal years ended March 30, 2024 and April 1, 2023, respectively. See Note 9 to the accompanying financial statements for information relating to the annual impairment analysis performed during Fiscal 2025, Fiscal 2024 and Fiscal 2023.
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
We use our own historical experience in determining the expected holding period and volatility of our time-based share option awards. Determining the grant date fair value of share options requires considerable judgment, including estimating expected volatility, expected term, risk-free rate and forfeitures. If factors change and we employ different assumptions, the fair value of future awards and resulting share-based compensation expense may differ significantly from what we have estimated in the past.

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
Net Investment Hedges
We also use cross currency swap agreements to hedge our net investments in foreign operations against future volatility in the exchange rates between different currencies. We have elected the spot method of designating these contracts under ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”, and have designated these contracts as net investment hedges. The net gain or loss on the net investment hedge is reported within foreign currency translation gains and losses (“CTA”), as a component of accumulated other comprehensive income on our consolidated balance sheets. Interest accruals and coupon payments are recognized directly in interest (income) expense, net, in our consolidated statements of operations and comprehensive (loss) income. Upon discontinuation of a hedge, all previously recognized amounts remain in CTA until the net investment is sold or liquidated.
We are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. In order to mitigate counterparty credit risk, we only enter into contracts with carefully selected financial institutions based upon their credit ratings and certain other financial factors, adhering to established limits for credit exposure.
As of March 30, 2024, we had $2.5 billion of hedges outstanding to hedge our net investment in Swiss Franc (“CHF”) denominated subsidiaries, of which we will exchange semi-annual fixed rate payments on United States dollar notional amounts for fixed rate payments of 0.0% in CHF. During the first quarter of Fiscal 2025, we entered into additional fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $450 million, of which we will exchange monthly fixed rate payments on United States dollar notional amounts for fixed rate payments of 0.0% in CHF.
During the second quarter of Fiscal 2025, we terminated multiple fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $325 million related to our net investment in CHF denominated subsidiaries which resulted in us receiving an immaterial amount of cash. Subsequently, we entered into multiple fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $325 million related to our net investment in CHF denominated subsidiaries, of which we will exchange monthly fixed rate payments on United States dollar notional amounts for fixed rate payments of 0.0% in CHF.

During the fourth quarter of Fiscal 2025, we entered into additional fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $550 million, of which we will exchange monthly fixed rate payments on United States dollar notional amounts for fixed rate payments of 0.0% in CHF. As of March 29, 2025, we had $3.5 billion of hedges outstanding to hedge our net investment in CHF denominated subsidiaries. These contracts have maturity dates between July 2025 and October 2030 and are designated as net investment hedges.
As of March 30, 2024, we had $1.35 billion of cross-currency hedges outstanding related to our net investment in Euro denominated subsidiaries, of which $1 billion was related to float-to-float cross-currency hedges and $350 million was related to fixed-to-fixed cross currency hedges. During the first quarter of Fiscal 2025, we entered into additional fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $534 million, of which we will exchange monthly fixed rate payments on United States dollar notional amounts for fixed rate payments of 0.0% in Euro. During the second quarter of Fiscal 2025, we entered into additional fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $500 million, of which we will exchange monthly fixed rate payments on United States dollar notional amounts for fixed rate payments of 0.0% in Euro.
During the third quarter of Fiscal 2025, we terminated our float-to-float cross-currency swap agreements with an aggregate notional amount of $1 billion, which resulted in us receiving $42 million of cash. These were subsequently replaced by fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $1 billion related to our net investment in Euro denominated subsidiaries, of which we will exchange monthly fixed rate payments on United States dollar notional amounts for fixed rate payments of 0.0% in Euro.
During the fourth quarter of Fiscal 2025, we terminated our fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $2.384 billion, which resulted in the receipt of $42 million of cash. These were subsequently replaced by fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $2.364 billion related to our net investment in Euro denominated subsidiaries, of which we will exchange monthly fixed rate payments on United States dollar notional amounts for fixed rate payments of 0.0% in Euro. As of March 29, 2025, we had $2.364 billion of fixed-to-fixed cross-currency hedges outstanding related to our net investment in Euro denominated subsidiaries. These contracts have maturity dates between January 2027 and July 2031 and have been designated as net investment hedges.
When a cross-currency swap is used as a hedging instrument in a net investment hedge assessed under the spot method, the cross-currency basis spread is excluded from the assessment of hedge effectiveness and is recognized as a reduction in interest income in our consolidated statements of operations and comprehensive (loss) income. Accordingly, we recorded interest income of $117 million, $95 million and $38 million, respectively, during Fiscal 2025, Fiscal 2024 and Fiscal 2023.
The net gain or loss on net investment hedges are reported within CTA as a component of accumulated other comprehensive income on our consolidated balance sheets. Upon discontinuation of the hedge, such amounts remain in CTA until the related net investment is sold or liquidated.
Interest Rate Swaps
During the second quarter of Fiscal 2025, we entered into multiple interest rate swaps with aggregate notional amounts of €800 million. The swaps were designed to mitigate the impact of adverse interest rate fluctuations for a portion of our variable rate debt. €500 million of the total interest rate swaps entered into relate to our Senior Revolving Credit Facility expiring July 2027. The remaining €300 million of the interest rate swaps entered into relate to our Versace Term Loan expiring December 2025. During the fourth quarter of Fiscal 2025, we terminated our interest rate swaps to coincide with our debt refinancing and paid $13 million. As of both March 29, 2025 and March 30, 2024, we did not have any interest rate swap agreements outstanding. See Note 12 for further detail on our debt refinancing.

When an interest rate swap agreement qualifies for hedge accounting as a cash flow hedge, the changes in the fair value are recorded in equity as a component of accumulated other comprehensive income and are reclassified into interest (income) expense, net, in the same period in which the hedged transactions affect earnings. During Fiscal 2025, we recorded $1 million of interest income related to this agreement. As of March 30, 2024, we did not have interest income related to interest rate swap agreements as they were entered into during the second quarter of Fiscal 2025.

Fair Value Hedges
We are exposed to transaction risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany loans which will impact earnings on a consolidated basis. To manage the foreign currency exchange rate risk related to these balances, we previously entered into cross-currency swap agreements to hedge our exposure in GBP denominated subsidiaries on Euro denominated intercompany loans. As of March 29, 2025 and March 30, 2024, there were no fair value hedges outstanding.
When a cross-currency swap is designated as a fair value hedge and qualifies as highly effective, the fair value hedge will be recorded at fair value each period on our consolidated balance sheets, with the difference resulting from the changes in the spot rate recognized in foreign currency loss on our consolidated statements of operations and comprehensive (loss) income, which will offset the earnings impact of the underlying transaction being hedged. If the fair value hedge is terminated and the underlying intercompany loans are settled, the accumulated other comprehensive income (“AOCI”) remaining from the hedge at the time of termination will be reclassified to foreign currency loss on our consolidated statements of operations and comprehensive (loss) income.
In the fourth quarter of Fiscal 2024, we settled its Euro denominated intercompany loan and recognized $14 million of foreign currency loss within our consolidated statements of operations and comprehensive (loss) income from AOCI. The Company recorded a foreign currency gain of $28 million in foreign currency loss within the Company’s consolidated statements of operations and comprehensive (loss) income during Fiscal 2024 from the GBP Fair Value Hedge which offset translation losses from the underlying transaction.
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
Realization of deferred tax assets associated with net operating loss and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration in the applicable tax jurisdiction. We periodically review the recoverability of our deferred tax assets and record valuation allowances as deemed necessary to reduce deferred tax assets to amounts that more-likely-than-not will be realized. This determination involves considerable judgment and our management considers many factors when assessing the likelihood of future realization of deferred tax assets, including recent earnings results within various tax jurisdictions, expectations of future taxable income, the carryforward periods remaining and other factors. Changes in the required valuation allowance are recorded in income in the period such determination is made. Deferred tax assets could be reduced in the future if our estimates of taxable income during the carryforward period are significantly reduced or alternative tax strategies are no longer viable.
We recognize the impact of an uncertain income tax position taken on our income tax returns at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authorities. The effect of an uncertain income tax position will not be taken into account if the position has less than a 50% likelihood of being sustained. Our tax positions are analyzed periodically (at least quarterly) and adjustments are made as events occur that warrant adjustments to those positions. We record interest and penalties payable to relevant tax authorities as income tax expense.
New Accounting Pronouncements
Please refer to Note 3 to the accompanying consolidated financial statements for detailed information relating to recently adopted and recently issued accounting pronouncements and the associated impacts.

Results of Operations
A discussion regarding our results of operations for Fiscal 2025 compared to Fiscal 2024 is presented below. A discussion regarding our results of operations for Fiscal 2024 compared to Fiscal 2023 can be found under Item 7 in our Annual Report on Form 10-K for the year ended March 30, 2024, filed with the SEC on May 29, 2024.
Comparison of Fiscal 2025 with Fiscal 2024
The following table details the results of our operations for Fiscal 2025 and Fiscal 2024 and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Fiscal Years Ended		$ Change	% Change	% of Total Revenue for Fiscal Year Ended
	March 29, 2025	March 30, 2024			March 29, 2025	March 30, 2024
Statements of Operations Data:
Total revenue	$4,442	$5,170	$(728)	(14.1)%
Cost of goods sold	1,616	1,831	(215)	(11.7)%	36.4%	35.4%
Gross profit	2,826	3,339	(513)	(15.4)%	63.6%	64.6%
Selling, general and administrative expenses	2,581	2,784	(203)	(7.3)%	58.1%	53.8%
Depreciation and amortization	193	188	5	2.7%	4.3%	3.6%
Impairment of assets	797	575	222	38.6%	17.9%	11.1%
Restructuring and other expense	7	33	(26)	(78.8)%	0.2%	0.6%
Total operating expenses	3,578	3,580	(2)	(0.1)%	80.5%	69.2%
Loss from operations	(752)	(241)	(511)	NM	(16.9)%	(4.7)%
Other expense (income), net	8	(1)	9	NM	0.2%	—%
Interest (income) expense, net	(37)	6	(43)	NM	(0.8)%	0.1%
Foreign currency loss	4	37	(33)	(89.2)%	0.1%	0.7%
Loss before provision (benefit) for income taxes	(727)	(283)	(444)	NM	(16.4)%	(5.5)%
Provision (benefit) for income taxes	452	(54)	506	NM	10.2%	(1.0)%
Net loss	(1,179)	(229)	(950)	NM
Less: Net income attributable to noncontrolling interests	3	—	3	NM
Net loss attributable to Capri	$(1,182)	$(229)	$(953)	NM

NM Not meaningful
Total Revenue
Total revenue decreased $728 million, or 14.1%, to $4.442 billion for Fiscal 2025, compared to $5.170 billion for Fiscal 2024, which included net unfavorable foreign currency effects of $32 million as a result of the strengthening of the United States dollar compared to all major currencies in which we operate. On a constant currency basis, our total revenue decreased $696 million, or 13.5%. The decrease is primarily attributable to an overall slowdown in demand for luxury fashion goods globally, as well as the result of certain strategic initiatives previously put in place at Versace and Michael Kors that did not perform as expected.

	Fiscal Years Ended			% Change
(in millions)	March 29, 2025	March 30, 2024	$ Change	As Reported	Constant Currency
Versace	$821	$1,030	$(209)	(20.3)%	(19.6)%
Jimmy Choo	605	618	(13)	(2.1)%	(1.5)%
Michael Kors	3,016	3,522	(506)	(14.4)%	(13.8)%
Total revenue	$4,442	$5,170	$(728)	(14.1)%	(13.5)%
•Versace revenues decreased $209 million, or 20.3%, to $821 million during Fiscal 2025, compared to $1.030 billion for Fiscal 2024, which included unfavorable foreign currency effects of $7 million. On a constant currency basis, revenue decreased $202 million, or 19.6%, primarily due to softening demand globally for fashion luxury goods along with strategic initiatives previously put in place at Versace that did not perform as expected.
•Jimmy Choo revenues decreased $13 million, or 2.1%, to $605 million during Fiscal 2025, compared to $618 million for Fiscal 2024, which included unfavorable foreign currency effects of $4 million. On a constant currency basis, revenue decreased $9 million, or 1.5%, primarily attributable to softening demand globally for fashion luxury goods partially offset by higher revenues in EMEA.
•Michael Kors revenues decreased $506 million, or 14.4%, to $3.016 billion during Fiscal 2025, compared to $3.522 billion for Fiscal 2024, which included unfavorable foreign currency effects of $21 million. On a constant currency basis, revenue decreased $485 million, or 13.8%, primarily due to softening demand globally for fashion luxury goods, as well as the result of certain strategic initiatives previously put in place at Michael Kors that did not perform as expected.
See Note 4 to the accompanying consolidated financial statements for additional information.
Gross Profit
Gross profit decreased $513 million, or 15.4%, to $2.826 billion during Fiscal 2025, compared to $3.339 billion for Fiscal 2024, which included net unfavorable foreign currency effects of $17 million. Gross profit as a percentage of total revenue decreased 100 basis points to 63.6% during Fiscal 2025, compared to 64.6% during Fiscal 2024. The 100 basis point decrease in gross profit margin was primarily attributable to lower full price sell-throughs and unfavorable geographic revenue mix, partially offset by favorable channel mix of approximately 100 basis points.

	Fiscal Years Ended
(in millions)	March 29, 2025	March 30, 2024	$ Change	% Change
Gross Profit:
Versace	$575	$724	$(149)	(20.6)%
Jimmy Choo	405	426	(21)	(4.9)%
Michael Kors	1,846	2,189	(343)	(15.7)%
Total gross profit	$2,826	$3,339	$(513)	(15.4)%
Gross Profit Margin:
Versace	70.0%	70.3%
Jimmy Choo	66.9%	68.9%
Michael Kors	61.2%	62.2%
•Versace gross profit decreased $149 million, or 20.6%, to $575 million during Fiscal 2025, compared to $724 million for Fiscal 2024. Gross profit as a percentage of total revenue decreased 30 basis points to 70.0% during Fiscal 2025, compared to 70.3% during Fiscal 2024. The 30 basis point decrease in gross profit margin was attributable to lower full price sell-throughs substantially offset by favorable channel mix compared to the prior year.

•Jimmy Choo gross profit decreased $21 million, or 4.9%, to $405 million during Fiscal 2025, compared to $426 million for Fiscal 2024. Gross profit as a percentage of total revenue decreased 200 basis points to 66.9% during Fiscal 2025, compared to 68.9% during Fiscal 2024. The 200 basis point decrease in gross profit margin was primarily attributable to the unfavorable impact of the Sicla Acquisition on gross margin due to third party sales which typically carry lower manufacturer margins and lower full price sell-throughs compared to the prior year.
•Michael Kors gross profit decreased $343 million, or 15.7%, to $1.846 billion during Fiscal 2025, compared to $2.189 billion for Fiscal 2024. Gross profit as a percentage of total revenue decreased 100 basis points to 61.2% during Fiscal 2025, compared to 62.2% during Fiscal 2024. The 100 basis point decrease in gross profit margin was primarily attributable to lower full price sell-throughs and unfavorable geographic revenue mix partially offset by favorable channel mix of approximately 50 basis points.
Total Operating Expenses
Total operating expenses decreased $2 million, or 0.1%, to $3.578 billion during Fiscal 2025, compared to $3.580 billion for Fiscal 2024. Our operating expenses included a net favorable foreign currency impact of approximately $18 million. Total operating expenses as a percentage of total revenue increased to 80.5% in Fiscal 2025, compared to 69.2% in Fiscal 2024. The components that comprise total operating expenses are detailed below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $203 million, or 7.3%, to $2.581 billion during Fiscal 2025, compared to $2.784 billion for Fiscal 2024, primarily due to lower marketing spend, lower retail store costs and decreased unallocated corporate expenses.
As a percentage of total revenue, selling, general and administrative expenses increased to 58.1% during Fiscal 2025, compared to 53.8% for Fiscal 2024, primarily due to deleveraging of expenses on lower revenues.

	Fiscal Years Ended
(in millions)	March 29, 2025	March 30, 2024	$ Change	% Change
Selling, general and administrative expenses:
Versace	$571	$644	$(73)	(11.3)%
Jimmy Choo	393	394	(1)	(0.3)%
Michael Kors	1,426	1,473	(47)	(3.2)%
Corporate	191	273	(82)	(30.0)%
Total selling, general and administrative expenses	$2,581	$2,784	$(203)	(7.3)%
•Versace selling, general and administrative expenses decreased $73 million, or 11.3%, to $571 million during Fiscal 2025, compared to $644 million for Fiscal 2024. This decrease was primarily due to lower marketing expense, particularly related to the timing of the fall fashion show, as well as a decrease in store related expenses and personnel expenses from cost savings initiatives compared to the prior year.
•Jimmy Choo selling, general and administrative expenses decreased $1 million, or 0.3%, to $393 million during Fiscal 2025, compared to $394 million for Fiscal 2024. The decrease was primarily due to lower marketing expenses partially offset by increased retail store costs compared to the prior year.
•Michael Kors selling, general and administrative expenses decreased $47 million, or 3.2%, to $1.426 billion during Fiscal 2025, compared to $1.473 billion for Fiscal 2024. The decrease was primarily due to lower personnel expenses from cost savings initiatives and retail store related costs.
Unallocated corporate expenses, which are included within selling, general and administrative expenses discussed above, but are not directly attributable to a reportable segment, decreased $82 million, or 30.0%, to $191 million for Fiscal 2025, compared to $273 million for Fiscal 2024, primarily due to a decrease in professional fees and information technology costs related to certain Capri transformation projects which are now complete.
Depreciation and Amortization
Depreciation and amortization increased $5 million, or 2.7%, to $193 million during Fiscal 2025, compared to $188 million for Fiscal 2024. Depreciation and amortization increased to 4.3% as a percentage of total revenue during Fiscal 2025, compared to 3.6% for Fiscal 2024. The increase in depreciation and amortization expense was primarily attributable to information technology assets associated with Capri transformation projects which are now in service.
Impairment of Assets
During Fiscal 2025, we recognized asset impairment charges of $797 million, primarily related to the impairment of the Versace Retail and Wholesale and Jimmy Choo Wholesale reporting units’ goodwill and Versace and Jimmy Choo brand intangible assets as well as operating lease right-of-use assets at certain Versace, Jimmy Choo and Michael Kors store locations. During Fiscal 2024, we recognized asset impairment charges of approximately $575 million, primarily related to the impairment of the Jimmy Choo Retail and Wholesale reporting units’ goodwill and Versace and Jimmy Choo brand intangible assets as well as the impairment of operating lease right-of-use assets at certain Versace, Jimmy Choo and Michael Kors store locations (see Note 14 to the accompanying consolidated financial statements for additional information).
Restructuring and Other Expense
During Fiscal 2025, we recognized restructuring and other expense of $7 million, primarily related to severance and store closure costs, partially offset by gains on lease terminations. During Fiscal 2024, we recognized restructuring and other expense of $33 million, primarily relating to severance costs in connection with the Global Optimization Plan and equity awards associated with the acquisition of Versace partially offset by a $10 million gain on the sale of a long-lived corporate asset (see Note 11 to the accompanying consolidated financial statements for additional information).
Loss from Operations
As a result, loss from operations was $752 million during Fiscal 2025, compared to $241 million for Fiscal 2024. Loss from operations as a percentage of total revenue was 16.9% in Fiscal 2025, compared to 4.7% in Fiscal 2024.

	Fiscal Years Ended
(in millions)	March 29, 2025	March 30, 2024	$ Change	% Change
Loss from operations:
Versace	$(54)	$25	$(79)	NM
Jimmy Choo	(17)	3	(20)	NM
Michael Kors	341	634	(293)	NM
	270	662	(392)	(59.2)%
Unallocated corporate and other expenses, net (1)	(1,022)	(903)	119	13.2%
Loss from operations	$(752)	$(241)	$(273)	NM
Operating Margin:
Versace	(6.6)%	2.4%
Jimmy Choo	(2.8)%	0.5%
Michael Kors	11.3%	18.0%
Capri	(16.9)%	(4.7)%

(1)Certain corporate costs are not directly attributable to our brands and, therefore, are not allocated to segments. See Note 20 to the accompanying consolidated financial statements for additional information.
•Versace recorded a loss from operations of $54 million for Fiscal 2025, compared to income of $25 million for Fiscal 2024. Operating margin decreased from 2.4% for Fiscal 2024, to an operating loss of 6.6% for Fiscal 2025, primarily due to deleveraging of operating expenses on lower revenues partially offset by lower marketing expenses compared to the prior year as noted above.

•Jimmy Choo recorded a loss from operations of $17 million for Fiscal 2025, compared to income of $3 million for Fiscal 2024. Operating margin decreased from 0.5% for Fiscal 2024, to an operating loss of 2.8% for Fiscal 2025, primarily due to the unfavorable impact of the Sicla Acquisition on gross margin due to third party sales which typically carry lower manufacturer margins and increased retail store costs compared to the prior year as noted above.
•Michael Kors recorded income from operations of $341 million for Fiscal 2025, compared to $634 million for Fiscal 2024. Operating margin decreased from 18.0% for Fiscal 2024, to 11.3% for Fiscal 2025, due to lower full price sell-throughs as well as the deleveraging of operating expenses on lower revenues compared to the prior year as noted above.
Other Expense (Income), net
We recognized $8 million of other expense during Fiscal 2025 compared to $1 million of other income during Fiscal 2024. The $8 million of other expense recognized during Fiscal 2025 related to non-income taxes associated with certain legal entity restructuring activities.
Interest (Income) Expense, net
We recognized $37 million of interest income during Fiscal 2025 compared to $6 million of interest expense during Fiscal 2024. The $43 million improvement in interest (income) expense, net, is primarily due to higher interest income earned from our net investment hedges and lower average borrowings and effective interest rates on our outstanding debt (see Note 12 and Note 15 to the accompanying consolidated financial statements for additional information).
Foreign Currency Loss
During Fiscal 2025, we recognized a net foreign currency loss of $4 million primarily attributable to the remeasurement of intercompany loans with certain of our subsidiaries. During Fiscal 2024, we recognized a net foreign currency loss of $37 million primarily attributable to the remeasurement of an intercompany loan associated with restructuring activities to rationalize certain legal entities within our structure and a loss related to the termination of a GBP fair value hedge.
Provision (Benefit) for Income Taxes
During Fiscal 2025, we recognized $452 million of an income tax provision on a pre-tax loss of $727 million compared with $54 million of income tax benefit on a pre-tax loss of $283 million for Fiscal 2024. Our effective tax rate for Fiscal 2025 compared to our effective tax rate in Fiscal 2024 is not a meaningful metric due to the increased pre-tax loss for Fiscal 2025. The income tax provision of $452 million was primarily related to the full valuation allowance recorded against the Company's net deferred tax assets (see Note 18 to the accompanying consolidated financial statements for additional information).
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
Net Loss Attributable to Capri
As a result of the above, during Fiscal 2025 our net loss attributable to Capri was $1.182 billion, compared to $229 million for Fiscal 2024.

Liquidity and Capital Resources
Our primary sources of liquidity are the cash flows generated from our operations, along with borrowings available under our credit facilities (see below discussion regarding “Revolving Credit Facilities”) and available cash and cash equivalents. Our primary use of this liquidity is to fund the ongoing cash requirements, including our working capital needs and capital investments in our business, debt repayments, acquisitions, returns of capital, including share repurchases and other corporate activities. We believe that the cash generated from our operations, together with borrowings available under our revolving credit facilities and available cash and cash equivalents, will be sufficient to meet our working capital needs for the next 12 months and beyond, including investments made and expenses incurred in connection with our store opening and renovation plans, investments in corporate and distribution facilities, continued IT system development, e-commerce and marketing initiatives. We spent $128 million on capital expenditures during Fiscal 2025 and expect to spend approximately $110 million during Fiscal 2026. The majority of the Fiscal 2025 expenditures related to our retail operations (including e-commerce), enhancements to Information Technology systems and the Capri transformation program.
The Capri transformation program represents a multi-year, multi-project initiative extending through Fiscal 2026 intended to improve the operating effectiveness and efficiency of our organization by creating best in class shared platforms across our brands and by expanding our digital capabilities. These initiatives cover multiple aspects of our operations including supply chain, marketing, omni-channel customer experience, e-commerce, data analytics and IT infrastructure. During Fiscal 2024, some transformation projects were paused and we will re-assess this program, along with related timing, in Fiscal 2026.
The following table sets forth key indicators of our liquidity and capital resources (in millions):

	As of
	March 29, 2025	March 30, 2024
Balance Sheet Data:
Cash and cash equivalents	$166	$199
Working capital	$185	$(87)
Total assets	$5,213	$6,689
Short-term debt	$24	$462
Long-term debt	$1,476	$1,261

	Fiscal Years Ended
	March 29, 2025	March 30, 2024	April 1, 2023
Cash flows provided by (used in):
Operating activities	$281	$309	$771
Investing activities	(53)	(135)	183
Financing activities	(242)	(208)	(776)
Effect of exchange rate changes	(16)	(17)	(94)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(30)	$(51)	$84

Cash Provided by Operating Activities
Net cash provided by operating activities was $281 million during Fiscal 2025, as compared to $309 million for Fiscal 2024. The decrease in net cash provided by operating activities was primarily attributable to a decrease in our net income after non-cash adjustments and stabilization of inventory levels, partially offset by timing of payments due to improved management of Accounts Payable and Accounts Receivable in the current year.
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

Cash (Used In) Provided by Investing Activities
Net cash used in investing activities was $53 million during Fiscal 2025, as compared to net cash used in investing activities of $135 million during Fiscal 2024. The decrease in net cash used in investing activities was primarily attributable to an increase in cash received from the settlement of net investment hedges of $30 million and lower capital expenditures of $61 million due to information technology assets associated with Capri transformation projects which are now in service, partially offset by $9 million of acquisition related payments compared to prior year.
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
Cash (Used in) Financing Activities
Net cash used in financing activities was $242 million during Fiscal 2025, as compared to $208 million during Fiscal 2024. The increase in cash used in financing activities of $34 million was primarily attributable to higher net debt payments of $116 million and termination payments related to interest rate swaps of $13 million, partially offset by a decrease in cash used to repurchase our ordinary shares of $103 million compared to prior year.
Net cash used in financing activities was $208 million during Fiscal 2024, as compared to $776 million during Fiscal 2023. The decrease in cash used in financing activities of $568 million was primarily attributable to a decrease in cash payments to repurchase our ordinary shares of $1.257 billion, offset by lower net debt borrowings of $689 million compared to prior year.

Debt Facilities
The following table presents a summary of our borrowing capacity and amounts outstanding as of March 29, 2025 and March 30, 2024 (in millions):

	Fiscal Years Ended
	March 29, 2025	March 30, 2024
Revolving Credit Facility (1)
Total availability	$1,500	$1,500
Borrowings outstanding (2)	755	764
Letter of credit outstanding	1	2
Remaining availability	$744	$734

2025 Term Loans
Borrowings outstanding, net of debt issuance costs (3)	$706	$—

Versace Term Loan (450 Million Euro)
Borrowings outstanding, net of debt issuance costs (3)	$—	$485

Senior Notes due 2024
Borrowings outstanding, net of debt issuance costs and discount amortization (2)	$—	$450

Other Borrowings (4)	$39	$24

Hong Kong Uncommitted Credit Facility:
Total availability (45 million and 70 million Hong Kong Dollars) (5)	$6	$9
Borrowings outstanding	—	—
Remaining availability (45 million and 70 million Hong Kong Dollars)	$6	$9

China Uncommitted Credit Facility:
Total availability (75 million Chinese Yuan) (5)	$10	$10
Borrowings outstanding	—	—
Total and remaining availability (75 million Chinese Yuan)	$10	$10

Japan Credit Facility:
Total availability (1.0 billion Japanese Yen)	$7	$7
Borrowings outstanding	—	—
Remaining availability (1.0 billion Japanese Yen)	$7	$7

Versace Uncommitted Credit Facilities:
Total availability (25 million and 40 million Euro) (5)	$27	$43
Borrowings outstanding	—	—
Remaining availability (25 million and 40 million Euro)	$27	$43

Total borrowings outstanding (1)	$1,500	$1,723
Total remaining availability	$794	$803

(1)The financial covenant in our 2025 Credit Facilities requires us to comply with a quarterly maximum net leverage ratio test of 4.0 to 1.0. The Revolving Credit Facility excludes up to a $750 million and $500 million accordion feature as of March 29, 2025 and March 30, 2024, respectively. As of March 29, 2025 and March 30, 2024, we were in compliance with all covenants related to our agreements then in effect governing our debt. See Note 12 to the accompanying consolidated financial statements for additional information.
(2)As of March 29, 2025 and March 30, 2024, all amounts are recorded as long-term debt in our consolidated balance sheets, besides the Senior Notes, due in November 2024, which are recorded within short-term debt on our consolidated balance sheets as of March 30, 2024.
(3)During the fourth quarter of Fiscal 2025, we entered into the Amended and Restated Credit Agreement. As of March 29, 2025 and March 30, 2024, all amounts are recorded as long-term debt in our consolidated balance sheets. See Note 12 to the accompanying consolidated financial statements for additional information.
(4)The balance as of March 29, 2025 primarily consists of $24 million related to our supplier financing program recorded within short-term debt in our consolidated balance sheets, $10 million related to the sale of certain Versace tax receivables recorded as long-term debt in our consolidated balance sheets and $5 million of other loans recorded as long-term debt on our consolidated balance sheets. The balance as of March 30, 2024 consists of $11 million related to our supplier finance program recorded within short-term debt on our consolidated balance sheets, $11 million related to the sale of certain Versace tax receivables, with $1 million and $10 million recorded within short-term debt and long-term debt, respectively, and $2 million of other loans recorded as long-term debt on our consolidated balance sheets.
(5)The balance as of March 29, 2025 and March 30, 2024 represents the total availability of the credit facility, which excludes bank guarantees.
We believe that our 2025 Credit Facilities is adequately diversified with no undue concentration in any one financial institution. As of March 29, 2025, there were 17 financial institutions participating in the facility, with none maintaining a maximum commitment percentage in excess of 10%. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the 2025 Credit Facilities.
See Note 12 in the accompanying consolidated financial statements for detailed information relating to our credit facilities and debt obligations.
Share Repurchase Program
The following table presents our treasury share repurchases during the fiscal years ended March 29, 2025 and March 30, 2024 (dollars in millions):

	Fiscal Years Ended
	March 29, 2025	March 30, 2024
Cost of shares repurchased under share repurchase program	$—	$100
Fair value of shares withheld to cover tax obligations for vested restricted share awards	4	7
Total cost of treasury shares repurchased	$4	$107

Shares repurchased under share repurchase program	—	2,637,102
Shares withheld to cover tax withholding obligations	117,710	185,133
	117,710	2,822,235
On November 9, 2022, we announced that our Board of Directors approved a two-year share repurchase program to purchase up to $1.0 billion of our outstanding ordinary shares. Share repurchases may be made in open market or privately negotiated transactions and/or pursuant to Rule 10b5-1 trading plans, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors. However, pursuant to the terms of the previously terminated Merger Agreement, and subject to certain limited exceptions, we were prohibited from repurchasing our ordinary shares other than the acceptance of our ordinary shares as payment of the exercise price of our options or for withholding taxes with respect of our equity awards. Accordingly, we did not repurchase any of our ordinary shares during the pendency of the Merger Agreement pursuant to the share repurchase program. The share repurchase program expired on November 9, 2024.
See Note 16 to the accompanying consolidated financial statements for additional information.

Contractual Obligations and Commercial Commitments
As of March 29, 2025, our contractual obligations and commercial commitments were as follows (in millions):

Fiscal Years	Fiscal 2026	Fiscal 2027-2028	Fiscal 2029-2030	Fiscal 2031 and Thereafter	Total
Operating leases	$420	$588	$373	$501	$1,882
Interest, net (1)	—	—	—	—	—
Inventory purchase obligations	553	—	—	—	553
Other commitments	61	25	—	—	86
Short-term debt	24	—	—	—	24
Long-term debt	—	1,482	—	—	1,482
Total	$1,058	$2,095	$373	$501	$4,027

(1)Beginning in Fiscal 2026, we expect to be in a net interest income position, therefore, we would not expect to have interest obligations through the above periods.
Operating lease obligations represent equipment leases and the minimum lease rental payments due under non-cancelable operating leases for our real estate locations globally. In addition to the above amounts, we are typically required to pay real estate taxes, contingent rent based on sales volume and other occupancy costs relating to leased properties for our retail stores.
Interest, net represents the estimated net interest income from our net investment hedges and the estimated interest expense associated with our 2025 Credit Facilities based on their current interest rate.
Inventory purchase obligations represent contractual obligations for future purchases of inventory.
Other commitments include non-cancelable contractual obligations related to marketing and advertising agreements, information technology agreements and supply agreements.
The above table excludes current liabilities (other than short-term debt and short-term operating lease liabilities) recorded as of March 29, 2025, as these items will be paid within one year, and non-current liabilities that have no cash outflows associated with them (e.g., deferred taxes).

Off-Balance Sheet Arrangements
We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. In addition to the commitments in the above table, our off-balance sheet commitments relating to our outstanding letters of credit were $24 million at March 29, 2025, including $23 million in letters of credit issued outside of the 2025 Credit Facilities. In addition, as of March 29, 2025, bank guarantees of approximately $46 million were supported by our various credit facilities. We do not have any other off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks during the normal course of our business, such as risk arising from fluctuations in foreign currency exchange rates, as well as fluctuations in interest rates. In order to manage these risks, we employ certain strategies to mitigate the effect of these fluctuations, which include entering into foreign currency forward contracts, net investment hedges, fair value hedges and interest rate swaps. We do not use derivatives for trading or speculative purposes.

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
We perform a sensitivity analysis on our forward currency contracts to determine the effects of fluctuations in foreign currency exchange rates. For this sensitivity analysis, we assume a hypothetical change in the United States dollar against foreign exchange rates. Based on all foreign currency exchange contracts outstanding as of March 29, 2025, a 10% appreciation or devaluation of the United States dollar compared to the level of foreign currency exchange rates for currencies under contract as of March 29, 2025, would result in a net increase or decrease, respectively, of approximately $5 million in the fair value of these contracts.
Net Investment Hedges
We also use cross currency swap agreements to hedge our net investments in foreign operations against future volatility in the exchange rates between different currencies. We are exposed to risks related to foreign currency exchange rate movements on our net investments in foreign operations due to the volatility in the exchange rates between different functional currencies. As of March 29, 2025, we have multiple fixed to fixed cross-currency swap agreements with aggregate notional amounts of $3.5 billion to hedge our net investment in CHF denominated subsidiaries against future volatility in the exchange rates between the United States dollar and CHF. Under the terms of these contracts, we will exchange the monthly and semi-annual fixed rate payments on United States notional amounts for fixed rate payments of 0.0% in CHF. Based on the net investment hedges outstanding as of March 29, 2025, a 10% appreciation or devaluation of the United States dollar compared to the level of foreign currency exchange rates for currencies under contract as of March 29, 2025, would result in a net increase or decrease, respectively, of approximately $365 million in the fair value of these contracts. These contracts have maturity dates between July 2025 and October 2030.
As of March 29, 2025, we have multiple fixed to fixed cross-currency swap agreements with aggregate notional amounts of $2.364 billion to hedge our net investment in Euro denominated subsidiaries against future volatility in the exchange rates between the United States dollar and Euro. Under the terms of these contracts, we will exchange the monthly fixed rate payments on United States dollar notional amounts for fixed rate payments of 0.0% in Euro. Based on the net investment hedges outstanding as of March 29, 2025, a 10% appreciation or devaluation of the United States dollar compared to the level of foreign currency exchange rates for currencies under contract as of March 29, 2025, would result in a net increase or decrease, respectively, of approximately $230 million in the fair value of these contracts. These contracts have maturity dates between January 2027 and July 2031.
Interest Rate Risk
We are exposed to interest rate risk related to borrowings outstanding under our 2022 Credit Facility, USD Term Loans and EUR Term Loans. Our 2022 Credit Facility and USD Term Loans carries interest rates that are tied to the prime rate and other institutional lending rates (depending on the particular origination of borrowing), as further described in Note 12 to the accompanying consolidated financial statements. Our EUR Term Loans carries interest rates that are tied to EURIBOR. Our Hong Kong Credit Facility carries interest at a rate that is tied to the Hong Kong Interbank Offered Rate. Our China Credit Facility carries interest at a rate that is tied to the People’s Bank of China’s Benchmark lending rate. Our Japan Credit Facility carries interest at a rate posted by the Mitsubishi UFJ Financial Group. Our uncommitted Versace Credit Facilities carry interest at rates set by the banks on the date of borrowing that is tied to the European Central Bank. Therefore, our consolidated statements of operations and comprehensive (loss) income and cash flows are exposed to changes in those interest rates. At March 29, 2025, we had $755 million borrowings outstanding under our 2022 Credit Facility, $706 million, outstanding, net of debt issuance costs, under our 2025 Term Loans and no borrowings outstanding under all other Credit Facilities, as further described in Note 12 to the accompanying consolidated financial statements.
At March 30, 2024, we had $764 million borrowings outstanding under our 2022 Credit Facility, $485 million, outstanding, net of debt issuance costs, under our Versace Term Loan and no borrowings outstanding under all other Credit Facilities.
These balances are not indicative of future balances that may be outstanding under our credit facilities that may be subject to fluctuations in interest rates. Any increases in the applicable interest rate(s) would cause an increase to the interest expense relative to any outstanding balance at that date.
Item 8.    Financial Statements and Supplementary Data
See “Item 15. Exhibits and Financial Statement Schedules” for a listing of the consolidated financial statements and supplementary data included in this report.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a - 15(e) and 15(d) - 15(e) under the Securities and Exchange Act of 1934, as amended, (the “Exchange Act”)) as of March 29, 2025. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures are effective as of March 29, 2025.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined under the Exchange Act Rule 13a-15 (f)) to provide reasonable assurance regarding the reliability of financial reporting and that the consolidated financial statements have been prepared in accordance with U.S. GAAP. Such internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets; (ii) provide reasonable assurance (A) that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors; and (B) regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Our management assessed the effectiveness of our internal control over financial reporting as of March 29, 2025. In making this assessment, it used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), the 2013 Framework. Based on this assessment, management has determined that, as of March 29, 2025, our internal control over financial reporting is effective based on those criteria.
The Company’s internal control over financial reporting as of March 29, 2025, as well as the consolidated financial statements, have been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
Except as discussed below, there have been no changes in our internal control over financial reporting during the three months ended March 29, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are currently undertaking a major, multi-year ERP implementation to upgrade our information technology platforms and systems worldwide. The implementation is occurring in phases over several years. We have launched the finance functionality of the ERP system in certain regions starting in Fiscal 2023 which has continued in Fiscal 2025.
As a result of this multi-year implementation, we expect certain changes to our processes and procedures, which in turn, could result in changes to our internal control over financial reporting. While we expect this implementation to strengthen our internal control over financial reporting by automating certain manual processes and standardizing business processes and reporting across our organization, we will continue to evaluate and monitor our internal control over financial reporting as processes and procedures in the affected areas evolve. See Item 1A. Risk Factors - “A material delay or disruption in our information technology systems or e-commerce websites or our failure or inability to upgrade our information technology systems precisely and efficiently could have a material adverse effect on our business, results of operations and financial condition.”
Item 9B.    Other Information
Global Optimization Plan
As previously announced during the fourth quarter of Fiscal 2024, the Board of Directors of the Company approved a Global Optimization Plan in order to streamline the Company’s operating model, maximize efficiency and support long-term profitable growth. This Item 9B is being filed solely to update prior disclosures in order to provide the amount of any material charges relating to the Global Optimization Plan by major type of cost that the Company believes are now determinable.
During the three and twelve months ended March 29, 2025, the Company closed 40 and 83, respectively, of its retail stores which have been incorporated into the Global Optimization Plan. Net restructuring expense recorded in connection with the Global Optimization Plan was $7 million during both the three and twelve months ended March 29, 2025, respectively, primarily related to severance and store closure costs, partially offset by gains on lease terminations.
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
Rule 10b5-1 Trading Arrangements
During the quarterly period ended March 29, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10.    Directors, Executive Officers and Corporate Governance
Information with respect to this Item is included in the Company’s Proxy Statement to be filed in June 2025, which is incorporated herein by reference.
Item 11.    Executive Compensation
Information with respect to this Item is included in the Company’s Proxy Statement to be filed in June 2025, which is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information as of March 29, 2025 regarding compensation plans under which the Company’s equity securities are authorized for issuance:

Equity Compensation Plan Information
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	3,335,596	$35.66	2,716,741
Equity compensation plans not approved by security holders	—	$—	—
Total	3,335,596	$35.66	2,716,741

(1)Reflects share options and restricted share units issued under the Company’s Third Amended and Restated Omnibus Incentive Plan (or predecessor plan).
(2)Represents the weighted average exercise price of outstanding share awards only.
Item 13.    Certain Relationships, Related Transactions and Director Independence
Information with respect to this Item is included in the Company’s Proxy Statement to be filed in June 2025, which is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
Information with respect to this Item is included in the Company’s Proxy Statement to be filed in June 2025, which is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this annual report on Form 10-K:
1.The following consolidated financial statements listed below are filed as a separate section of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm - Ernst & Young LLP (PCAOB ID No. 42).
Consolidated Balance Sheets as of March 29, 2025 and March 30, 2024.
Consolidated Statements of Operations and Comprehensive (Loss) Income for the fiscal years ended March 29, 2025, March 30, 2024 and April 1, 2023.
Consolidated Statements of Shareholders’ Equity for the fiscal years ended March 29, 2025, March 30, 2024 and April 1, 2023.
Consolidated Statements of Cash Flows for the fiscal years ended March 29, 2025, March 30, 2024 and April 1, 2023.
Notes to Consolidated Financial Statements for the fiscal years ended March 29, 2025, March 30, 2024 and April 1, 2023.
2.Exhibits:

EXHIBIT INDEX

Exhibit No.	Document Description
2.1*	Agreement and Plan of Merger, dated as of August 10, 2023, by and among Capri Holdings Limited, Tapestry, Inc. and Sunrise Merger Sub, Inc. (included as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-35368), filed on August 10, 2023 and incorporated herein by reference).
2.2*	Stock Purchase Agreement, dated as of September 24, 2018, by and among Allegra Donata Versace Beck, Donatella Versace, Santo Versace, Borgo Luxembourg S.À R.L., Blackstone GPV Capital Partners (Mauritius) VI-D FDI Ltd., Blackstone GPV Tactical Partners (Mauritius)-N Ltd. and Capri Holdings Limited (f/k/a Michael Kors Holdings Limited) (included as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-35368), filed on September 25, 2018 and incorporated herein by reference).
2.3*	Stock Purchase Agreement, dated April 10, 2025, by and between Capri Holdings Limited and Prada S.p.A (included as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-35368), filed on April 10, 2025 and incorporated herein by reference).
3.1	Amended and Restated Memorandum and Articles of Association of Capri Holdings Limited (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 31, 2018 and incorporated herein by reference).
3.2	Amendment to Amended and Restated Memorandum and Articles of Association of Capri Holdings, effective May 24, 2023 (included as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2023 (File No. 001-35368), filed on May 31, 2023 and incorporated herein by reference).
4.1	Specimen of Ordinary Share Certificate of Capri Holdings Limited (included as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2019 (File No. 001-35368), filed on May 29, 2019 and incorporated herein by reference).
4.2	Indenture, dated as of October 20, 2017, by and among Michael Kors (USA), Inc., Michael Kors Holdings Limited, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-35368), filed on October 20, 2017 and incorporated herein by reference).
10.1	Termination Agreement, dated November 13, 2024, by and among Tapestry, Inc. Capri Holdings Limited and Sunrise Merger Sub, Inc. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35368, filed on November 14, 2024 and incorporated herein by reference).
10.2	Amended and Restated Credit Agreement, dated as of February 4, 2025 among Capri Holdings Limited, Michael Kors (USA), Inc., Michael Kors (Switzerland) GmbH, the foreign subsidiary borrowers party thereto, the guarantors party thereto, the financial institutions party thereto as lenders and issuing banks and JPMorgan Chase Bank, N.A., as administrative agent (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35368, filed on February 4, 2025 and incorporated herein by reference). (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35368), filed on July 1, 2020 and incorporated herein by reference).
10.3	Form of Indemnification Agreement between Michael Kors Holdings Limited and its directors and executive officers (included as Exhibit 10.5 to the Company’s Registration Statement on Form F-1, as amended (File No. 333-178282), filed on December 2, 2011 and incorporated herein by reference).
10.4	Capri Holdings Limited Third Amended and Restated Omnibus Incentive Plan (included as Annex B to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-35368), filed on June 16, 2022 and incorporated herein by reference).
10.5
Fifth Amended and Restated Employment Agreement, dated as of March 7, 2022, by and among Michael Kors (USA), Inc., Capri Holdings Limited and John D. Idol (included as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 2022 (File No. 001-35368), filed on June 1, 2022 and incorporated herein by reference).

10.6	Form of Annual Incentive Plan (included as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2024 (File No. 001-35368, filed on May 29, 2024 and incorporated herein by reference).
10.7	Form of Employee Non-Qualified Option Award Agreement (included as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2015, filed on May 27, 2015 and incorporated herein by reference).
10.8	Form of Employee Restricted Share Unit Award Agreement (included as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2015, filed on May 27, 2015 and incorporated herein by reference).
10.9	Form of Performance-Based Restricted Share Unit Award Agreement (included as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2015, filed on May 27, 2015 and incorporated herein by reference).
10.10	Form of Independent Director Restricted Share Unit Award Agreement (included as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2015, filed on May 27, 2015 and incorporated herein by reference).

Exhibit No.	Document Description
10.11	Aircraft Time Sharing Agreement, effective as of December 20, 2022, by and between Michael Kors (USA), Inc. and John Idol (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2022, filed on February 8, 2023 and incorporated herein by reference).
10.12	Amended and Restated Employment Agreement by and among Capri Holdings Limited, Michael Kors (USA), Inc. and Thomas J. Edwards, Jr., dated as of May 30, 2023 (included as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2023 (File No. 001-35368), filed on May 31, 2023 and incorporated herein by reference).
10.13	Capri Holdings Limited Deferred Compensation Plan (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001.35368), filed on November 14, 2019 and incorporated herein by reference).
10.14	Amended and Restated Employment Agreement by and among Capri Holdings Limited, Michael Kors (USA), Inc. and Krista A. McDonough, dated as of May 30, 2023 (included as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2023 (File No. 001-35368), filed on May 31, 2023 and incorporated herein by reference).
10.15	Employment Agreement dated January 23, 2023, by and between Michael Kors (USA), Inc. and Cedric Wilmotte (included as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2023 (File No. 001-35368), filed on May 31, 2023 and incorporated herein by reference).
10.16
Amended and Restated Employment Agreement by and among Capri Holdings Limited, Michael Kors (USA), Inc. and Jenna Hendricks, dated as of May 30, 2023 (included as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2023 (File No. 001-35368), filed on May 31, 2023 and incorporated herein by reference).

10.17	Term Facility Agreement by and among Gianni Versace S.r.l., as borrower, Intesa Sanpaolo S.p.A., Banca Nazionale Del Lavoro S.p.A. and UniCredit S.p.A., as arrangers and lenders, and Intesa Sanpaolo S.p.A., as agent, dated as of December 5, 2022 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35368), filed on December 6, 2022 and incorporated herein by reference).
10.18	Parent Company Guarantee by and among Capri Holdings Limited, as guarantor, Banca Nazionale del Lavoro S.p.A., Intesa Sanpaolo S.p.A. and UniCredit S.p.A., dated as of December 5, 2022 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35368), filed on December 6, 2022 and incorporated herein by reference).
10.19	Change in Control Continuity Agreement by and between Capri Holdings Limited and Thomas J. Edwards, Jr., dated as of May 30, 2023 (included as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2023 (File No. 001-35368), filed on May 31, 2023 and incorporated herein by reference).
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

10.22
Change in Control Continuity Agreement by and between Capri Holdings Limited and Cedric Wilmotte, dated as of August 9, 2023 included as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2024 (File No. 001-35368), filed on May 29, 2024 and incorporated herein by reference).

10.23	Letter Agreement, dated November 14, 2024, between Capri Holdings Limited and Thomas J. Edwards, Jr. (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2024 (File No. 001-35368, filed on February 5, 2025 and incorporated herein by reference).
10.24	Letter Agreement, dated November 14, 2024, between Capri Holdings Limited and Jenna Hendricks (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2024 (File No. 001-35368, filed on February 5, 2025 and incorporated herein by reference).
10.25	Letter Agreement, dated as of December 15, 2023, by and between Capri Holdings Limited and Jenna A. Hendricks (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35368), filed on December 18, 2023 and incorporated herein by reference).
10.26	Letter Agreement, dated November 14, 2024, between Capri Holdings Limited and Krista A. McDonough (included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2024 (File No. 001-35368, filed on February 5, 2025 and incorporated herein by reference).
10.27	Separation and General Release Agreement, dated December 10, 2024, between Michael Kors (USA), Inc. and Cedric Wilmotte (included as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2024 (File No. 001-35368, filed on February 5, 2025 and incorporated herein by reference).
19	Capri Holdings Limited Insider Trading Policy, as amended and restated on May 21, 2025.
21.1	List of subsidiaries of Capri Holdings Limited.
23.2	Consent of Ernst & Young LLP.

Exhibit No.	Document Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Capri Holdings Limited Clawback Policy (included as Exhibit 97 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2024 (File No. 001-35368, filed on May 29, 2024 and incorporated herein by reference).
101.1	Interactive Data Files.
*Schedules and Exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules so furnished.
Item 16.     Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 28, 2025

CAPRI HOLDINGS LIMITED
By:	/s/ John D. Idol
Name:	John D. Idol
Title:	Chairman & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John D. Idol	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	May 28, 2025
John D. Idol
By:	/s/ Thomas J. Edwards, Jr.	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	May 28, 2025
Thomas J. Edwards Jr.
By:	/s/ Marilyn Crouther	Director	May 28, 2025
Marilyn Crouther
By:	/s/ Robin Freestone	Director	May 28, 2025
Robin Freestone
By:	/s/ Judy Gibbons	Director	May 28, 2025
Judy Gibbons
By:	/s/ Mahesh Madhavan	Director	May 28, 2025
Mahesh Madhavan
By:	/s/ Stephen F. Reitman	Director	May 28, 2025
Stephen F. Reitman
By:	/s/ Jane Thompson	Director	May 28, 2025
Jane Thompson
By:	/s/ Jean Tomlin	Director	May 28, 2025
Jean Tomlin

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Capri Holdings Limited
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Capri Holdings Limited and subsidiaries (“the Company”) as of March 29, 2025 and March 30, 2024, and the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity and cash flows for each of the three years in the period ended March 29, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 29, 2025 and March 30, 2024, and the results of its operations and its cash flow for each of the three years in the period ended March 29, 2025, in conformity with the U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 29, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 28, 2025 expressed an unqualified opinion thereon.
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
At March 29, 2025, the Company’s goodwill and indefinite-lived intangible assets, consisting of brand names, totaled $688 million and $657 million, respectively. As discussed in Note 3 to the consolidated financial statements, goodwill and indefinite-lived intangible assets are assessed for impairment on an annual basis, or whenever impairment indicators exist. As a result of the Company’s 2025 interim impairment test, the Company recorded a goodwill impairment charge of $430 million associated with its Versace Wholesale, Versace Retail and Jimmy Choo Wholesale reporting units. The Company also recognized an impairment charge of $231 million associated with the Jimmy Choo and Versace indefinite-lived retail and wholesale brand name intangible assets.

Auditing the Company’s impairment assessments described above was complex and highly judgmental due to the significant estimation required in determining the fair value of the reporting units for goodwill and the fair value of indefinite-lived brand name intangible assets. In particular, the fair value estimates were sensitive to significant assumptions, such as changes in the discount rate, revenue growth rate, EBITDA margin and royalty rates, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill and indefinite-lived intangible assets impairment review process, including controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the Company’s reporting units and indefinite-lived intangible assets, we performed audit procedures that included, among others, assessing the valuation methodologies and testing the significant assumptions discussed above and the completeness and accuracy of the underlying data used by the Company in its analyses. We compared the significant assumptions used by management to current industry and economic trends and evaluated whether changes to the Company’s business environment would affect the significant assumptions. For example, we compared the royalty rates used in estimating the fair value of certain indefinite-lived brand name intangible assets to current industry licensing agreements. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units and indefinite-lived brand name intangible assets that would result from changes in the assumptions. We also involved our internal valuation specialists to assist in our evaluation of the significant assumptions and methodologies used by the Company in developing the fair value estimates. In addition, we tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 2014.
New York, New York
May 28, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Capri Holdings Limited
Opinion on Internal Control over Financial Reporting
We have audited Capri Holdings Limited and subsidiaries’ internal control over financial reporting as of March 29, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Capri Holdings Limited and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 29, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 29, 2025 and March 30, 2024, the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity and cash flows for each of the three years in the period ended March 29, 2025, and the related notes and our report dated May 28, 2025 expressed an unqualified opinion thereon.
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
/s/ ERNST & YOUNG LLP

New York, New York
May 28, 2025

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 29, 2025	March 30, 2024
Assets
Current assets
Cash and cash equivalents	$166	$199
Receivables, net	277	332
Inventories, net	869	862
Prepaid expenses and other current assets	209	215
Total current assets	1,521	1,608
Property and equipment, net	513	579
Operating lease right-of-use assets	1,213	1,438
Intangible assets, net	1,116	1,394
Goodwill	688	1,106
Deferred tax assets	—	352
Other assets	162	212
Total assets	$5,213	$6,689
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$485	$352
Accrued payroll and payroll related expenses	109	107
Accrued income taxes	68	64
Short-term operating lease liabilities	350	400
Short-term debt	24	462
Accrued expenses and other current liabilities	300	310
Total current liabilities	1,336	1,695
Long-term operating lease liabilities	1,253	1,452
Deferred tax liabilities	339	362
Long-term debt	1,476	1,261
Other long-term liabilities	437	319
Total liabilities	4,841	5,089
Commitments and contingencies
Shareholders’ equity
Ordinary shares, no par value; 650,000,000 shares authorized; 227,672,351 shares issued and 117,913,201 outstanding at March 29, 2025; 226,271,074 shares issued and 116,629,634 outstanding at March 30, 2024	—	—
Treasury shares, at cost (109,759,150 shares at March 29, 2025 and 109,641,440 shares at March 30, 2024)	(5,462)	(5,458)
Additional paid-in capital	1,476	1,417
Accumulated other comprehensive income	57	161
Retained earnings	4,297	5,479
Total shareholders’ equity of Capri	368	1,599
Noncontrolling interest	4	1
Total shareholders’ equity	372	1,600
Total liabilities and shareholders’ equity	$5,213	$6,689
See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In millions, except share and per share data)

	Fiscal Years Ended
	March 29, 2025	March 30, 2024	April 1, 2023
Total revenue	$4,442	$5,170	$5,619
Cost of goods sold	1,616	1,831	1,895
Gross profit	2,826	3,339	3,724
Selling, general and administrative expenses	2,581	2,784	2,708
Depreciation and amortization	193	188	179
Impairment of assets	797	575	142
Restructuring and other expense	7	33	16
Total operating expenses	3,578	3,580	3,045
(Loss) income from operations	(752)	(241)	679
Other expense (income), net	8	(1)	(3)
Interest (income) expense, net	(37)	6	24
Foreign currency loss	4	37	10
(Loss) income before provision (benefit) for income taxes	(727)	(283)	648
Provision (benefit) for income taxes	452	(54)	29
Net (loss) income	(1,179)	(229)	619
Less: Net income attributable to noncontrolling interest	3	—	3
Net (loss) income attributable to Capri	$(1,182)	$(229)	$616

Weighted average ordinary shares outstanding:
Basic	118,256,350	117,014,420	132,532,009
Diluted	118,256,350	117,014,420	134,002,480
Net (loss) income per ordinary share attributable to Capri:
Basic	$(10.00)	$(1.96)	$4.65
Diluted	$(10.00)	$(1.96)	$4.60

Statements of Comprehensive (Loss) Income:
Net (loss) income	$(1,179)	$(229)	$619
Foreign currency translation adjustments	(94)	4	(41)
Net (loss) gain on derivatives	(10)	10	(6)
Comprehensive (loss) income	(1,283)	(215)	572
Less: Net income attributable to noncontrolling interest	3	—	3
Comprehensive (loss) income attributable to Capri	$(1,286)	$(215)	$569

See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data which is in thousands)

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Accumulated Other Comprehensive Income	Retained Earnings	Total Equity of Capri	Non-controlling Interest	Total Equity
	Shares	Amounts		Shares	Amounts
Balance as of April 2, 2022	221,967	$—	$1,260	(79,161)	$(3,987)	$194	$5,092	$2,559	$(1)	$2,558
Net income	—	—	—	—	—	—	616	616	3	619
Other comprehensive loss	—	—	—	—	—	(47)	—	(47)	—	(47)
Total comprehensive income	—	—	—	—	—	—	—	569	3	572
Vesting of restricted awards, net of forfeitures	2,078	—	—	—	—	—	—	—	—	—
Exercise of employee share options	121	—	6	—	—	—	—	6	—	6
Share based compensation expense	—	—	78	—	—	—	—	78	—	78
Repurchase of ordinary shares	—	—	—	(27,658)	(1,364)	—	—	(1,364)	—	(1,364)
Other	—	—	—	—	—	—	—	—	(1)	(1)
Balance at April 1, 2023	224,166	—	1,344	(106,819)	(5,351)	147	5,708	1,848	1	1,849
Net loss	—	—	—	—	—	—	(229)	(229)	—	(229)
Other comprehensive income	—	—	—	—	—	14	—	14	—	14
Total comprehensive loss	—	—	—	—	—	—	—	(215)	—	(215)
Vesting of restricted awards, net of forfeitures	2,091	—	—	—	—	—	—	—	—	—
Exercise of employee share options	14	—	1	—	—	—	—	1	—	1
Share based compensation expense	—	—	72	—	—	—	—	72	—	72
Repurchase of ordinary shares	—	—	—	(2,822)	(107)	—	—	(107)	—	(107)
Balance at March 30, 2024	226,271	—	1,417	(109,641)	(5,458)	161	5,479	1,599	1	1,600
Net (loss) income	—	—	—	—	—	—	(1,182)	(1,182)	3	(1,179)
Other comprehensive loss	—	—	—	—	—	(104)	—	(104)	—	(104)
Total comprehensive (loss) income	—	—	—	—	—	—	—	(1,286)	3	(1,283)
Vesting of restricted awards, net of forfeitures	1,401	—	—	—	—	—	—	—	—	—
Share based compensation expense	—	—	59	—	—	—	—	59	—	59
Repurchase of ordinary shares	—	—	—	(118)	(4)	—	—	(4)	—	(4)
Balance at March 29, 2025	227,672	$—	$1,476	(109,759)	$(5,462)	$57	$4,297	$368	$4	$372
See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal Years Ended
	March 29, 2025	March 30, 2024	April 1, 2023
Cash flows from operating activities
Net (loss) income	$(1,179)	$(229)	$619
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	193	188	179
Share-based compensation expense	59	72	78
Impairment of assets	797	577	142
Deferred income taxes	388	(187)	(101)
Changes to lease related balances, net	(117)	(102)	(99)
Foreign currency losses	(6)	29	28
Other non-cash charges	14	3	7
Change in assets and liabilities:
Receivables, net	50	27	50
Inventories, net	(3)	175	13
Prepaid expenses and other current assets	8	(29)	(8)
Accounts payable	128	(119)	(100)
Accrued expenses and other current liabilities	(3)	(60)	(9)
Other long-term assets and liabilities	(48)	(36)	(28)
Net cash provided by operating activities	281	309	771
Cash flows from investing activities
Capital expenditures	(128)	(189)	(226)
Cash paid for business acquisitions, net of cash acquired	(9)	—	—
Settlement of hedges	84	54	409
Net cash (used in) provided by investing activities	(53)	(135)	183
Cash flows from financing activities
Debt borrowings	3,329	1,737	4,061
Debt repayments	(3,547)	(1,839)	(3,474)
Debt issuance costs	(7)	—	(5)
Repurchase of ordinary shares	(4)	(107)	(1,364)
Exercise of employee share options	—	1	6
Settlement of interest rate swaps	(13)	—	—
Net cash used in financing activities	(242)	(208)	(776)
Effect of exchange rate changes on cash and cash equivalents	(16)	(17)	(94)
Net (decrease) increase in cash, cash equivalents and restricted cash	(30)	(51)	84
Beginning of period	205	256	172
End of period	$175	$205	$256
Supplemental disclosures of cash flow information
Cash paid for interest	$87	$96	$58
Cash paid for income taxes	$125	$156	$133
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$16	$35	$33
See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Basis of Presentation
The Company was incorporated in the British Virgin Islands on December 13, 2002 as Michael Kors Holdings Limited and changed its name to Capri Holdings Limited (“Capri,” and together with its subsidiaries, the “Company”) on December 31, 2018. The Company is a holding company that owns brands that are leading designers, marketers, distributors and retailers of branded women’s and men’s accessories, apparel and footwear bearing the Versace, Jimmy Choo and Michael Kors tradenames and related trademarks and logos. The Company operates in three reportable segments: Versace, Jimmy Choo and Michael Kors. See Note 20 for additional information regarding the Company’s segments.
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
The Company utilizes a 52- to 53-week fiscal year, and the term “Fiscal Year” or “Fiscal” refers to that 52-week or 53-week period. The fiscal years ending on March 29, 2025, March 30, 2024 and April 1, 2023 (“Fiscal 2025”, “Fiscal 2024” and “Fiscal 2023”, respectively) contain 52 weeks. The Company’s Fiscal 2026 is a 52-week period ending March 28, 2026.
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

3. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to use judgment and make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. The most significant assumptions and estimates involved in preparing the financial statements include allowances for customer deductions, sales returns, credit losses, estimates of inventory net realizable value, the valuation of deferred taxes, goodwill, intangible assets, operating lease right-of-use assets and property and equipment, along with the estimated useful lives assigned to these assets. Actual results could differ from those estimates.
Seasonality
The Company experiences certain effects of seasonality with respect to its business. The Company generally experiences greater sales during its third fiscal quarter, primarily driven by holiday season sales, and the lowest sales during its first fiscal quarter.
Revenue Recognition
The Company accounts for contracts with its customers when there is approval and commitment from both parties, the rights of the parties and payment terms have been identified, the contract has commercial substance and collectability of consideration is probable. Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services. The Company recognizes retail store revenues when control of the product is transferred at the point of sale at Company owned stores, including concessions, net of estimated returns. Revenue from sales through the Company’s e-commerce sites is recognized at the time of delivery to the customer, reduced by an estimate of returns. Wholesale revenue is recognized net of estimates for sales returns, discounts, markdowns and allowances, after merchandise is shipped and control of the underlying product is transferred to the Company’s wholesale customers. To arrive at net sales for retail revenue, gross sales are reduced by actual customer returns as well as by a provision for estimated future customer returns, which is based on management’s review of historical and future customer return expectations. Sales tax collected from retail customers is presented on a net basis and, as such, is excluded from revenue. To arrive at net sales for wholesale revenue, gross sales are reduced by provisions for estimated future returns, based on current expectations, as well as trade discounts, markdowns, allowances, operational chargebacks and certain cooperative selling expenses. These estimates are based on factors such as historical trends, actual and forecasted performance and current market conditions, which are reviewed by management on a quarterly basis.
The following table details the activity and balances of the Company’s sales reserves for the fiscal years ended March 29, 2025, March 30, 2024, and April 1, 2023 (in millions):

	Balance Beginning of Year	Amounts Charged to Revenue	Write-offs Against Reserves	Balance at Year End
Total Sales Reserves:
Fiscal Year Ended March 29, 2025	$79	$430	$(428)	$81
Fiscal Year Ended March 30, 2024	95	378	(394)	79
Fiscal Year Ended April 1, 2023	92	400	(397)	95
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
Advertising and Marketing Costs
Advertising and marketing costs are generally expensed when the advertisement is first exhibited and are recorded in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive (loss) income. Advertising and marketing expense was $363 million, $412 million and $374 million in Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively.
Cooperative advertising expense, which represents the Company’s participation in advertising expenses of its wholesale customers, is reflected as a reduction to revenue. Expenses related to cooperative advertising for Fiscal 2025, Fiscal 2024 and Fiscal 2023, were $8 million, $7 million and $9 million, respectively.
Shipping and Handling
Inbound freight expenses are recorded as part of cost of goods sold, along with product costs and other costs to acquire inventory. The costs of preparing products for sale, including warehousing expenses, are included in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive (loss) income. Outbound freight expenses are recorded as part of selling, general and administrative expenses and include the costs of shipping products to the Company’s e-commerce customers. Shipping and handling costs included within selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive (loss) income were $252 million, $259 million and $270 million for Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively. Shipping and handling costs charged to customers are included in total revenue.
COVID-19 Related Government Assistance and Subsidies
During Fiscal 2023, the Company recorded $6 million related to government assistance and subsidies. This amount mostly relates to rent support and payroll expense and was recorded as a reduction of selling, general and administrative expenses. The Company did not record any amount related to government assistance and subsidies in Fiscal 2025 and Fiscal 2024.
Cash, Cash Equivalents and Restricted Cash
All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Included in the Company’s cash and cash equivalents as of March 29, 2025 and March 30, 2024 are credit card receivables of $23 million and $28 million, respectively, which generally settle within two to three business days.
A reconciliation of cash, cash equivalents and restricted cash as of March 29, 2025 and March 30, 2024 from the consolidated balance sheets to the consolidated statements of cash flows is as follows:

	Fiscal Years Ended
	March 29, 2025	March 30, 2024
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$166	$199
Restricted cash included within prepaid expenses and other current assets	9	6
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$175	$205

Inventories
Inventories primarily consist of finished goods with the exception of raw materials and work in process. The combined total of raw materials and work in process recorded on the Company’s consolidated balance sheets as of both March 29, 2025 and March 30, 2024 were $45 million. Inventories are stated at the lower of cost or net realizable value. Cost is determined using the weighted-average cost method. Costs include amounts paid to independent manufacturers, plus duties and freight to bring the goods to the Company’s warehouses, as well as shipments to stores. The Company continuously evaluates the composition of its inventory and makes adjustments when the cost of inventory is not expected to be fully recoverable. The net realizable value of the Company’s inventory is estimated based on historical experience, current and forecasted demand and other market conditions. In addition, reserves for inventory losses are estimated based on historical experience and physical inventory counts. The Company’s inventory reserves are estimates, which could vary significantly from actual results if future economic conditions, customer demand or competition differ from expectations. The Company’s historical estimates have not differed materially from actual results.
Store Pre-opening Costs
Costs associated with the opening of new retail stores and start up activities are expensed as incurred.
Property and Equipment
Property and equipment is stated at cost less accumulated depreciation and amortization (carrying value). Depreciation is recorded on a straight-line basis over the expected remaining useful lives of the related assets. Equipment and furniture and fixtures are depreciated over five to seven years, computer hardware and software are depreciated over three to five years. The Company’s share of the cost of constructing in-store shop displays within its wholesale customers’ floor-space (“shop-in-shops”), which is paid directly to third-party suppliers, is capitalized as property and equipment and is generally amortized over a useful life of three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated remaining useful lives of the related assets or the remaining lease term, including highly probable renewal periods. Maintenance and repairs are charged to expense as incurred.
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
Definite-lived Intangible Assets
The Company’s definite-lived intangible assets consist of reacquired rights, customer relationships and trademarks which are stated at cost less accumulated amortization. The Company’s customer relationships are amortized over five to eighteen years. Reacquired rights recorded in connection with the acquisition of Michael Kors (HK) Limited and Subsidiaries (“MKHKL”) are amortized through March 31, 2041, the original expiration date of the Michael Kors license agreement in the Greater China region.
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

During Fiscal 2025, Fiscal 2024 and Fiscal 2023, the Company recorded impairment charges of $136 million, $88 million and $36 million, respectively, which were primarily related to operating lease right-of-use assets and fixed assets of retail store locations. Please refer to Note 8 and Note 14 for additional information.
Goodwill and Other Indefinite-lived Intangible Assets
The Company records intangible assets based on their fair value on the date of acquisition. Goodwill is recorded as the difference between the fair value of the purchase consideration and the fair value of the net identifiable tangible and intangible assets acquired. The brand intangible assets recorded in connection with the acquisitions of Versace and Jimmy Choo were determined to be indefinite-lived intangible assets, which are not subject to amortization. The Company performs an impairment assessment of goodwill, as well as the Versace brand and Jimmy Choo brand intangible assets on an annual basis, or whenever impairment indicators exist. In the absence of any impairment indicators, goodwill, the Versace brand and the Jimmy Choo brand are assessed for impairment during the fourth quarter of each fiscal year. Judgments regarding the existence of impairment indicators are based on various factors, including but not limited to, market conditions and operational performance of the business.
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
During the third quarter of Fiscal 2025, the Company identified impairment indicators due to the reduction of the Company’s share price following the termination of the Merger Agreement, continued softening of consumer demand for fashion luxury goods globally and the continuing decline in operating results during the third quarter impacting all three of the Company’s brands. As a result of these factors, the Company concluded that impairment indicators existed during the third quarter of Fiscal 2025, resulting in an interim impairment assessment of its goodwill and intangible assets. The Company performed a goodwill impairment analysis for its Versace and Jimmy Choo reporting units, using a combination of income and market approaches to estimate the fair value of each brands’ reporting units. The Company also performed an impairment analysis for both the Versace and Jimmy Choo brand indefinite-lived intangible assets and definite-lived customer relationship intangible assets using an income approach to estimate their fair values.

Based on the results of these assessments, the Company determined there was no impairment for the Jimmy Choo Licensing reporting unit goodwill as the fair value was significantly higher than the related carrying value. However, the Company concluded that the fair value of the Jimmy Choo Wholesale reporting unit goodwill and Retail and Wholesale brand indefinite-lived intangible assets did not exceed their related carrying amounts and the Company recorded impairment. These impairment charges were primarily related to a decline in revenue driven by softening demand globally for fashion luxury goods. Accordingly, the Company recorded goodwill impairment charges of $66 million related to the Jimmy Choo Wholesale reporting unit. The Jimmy Choo Retail reporting unit’s goodwill balance was fully impaired in Fiscal 2024 and the Jimmy Choo Wholesale reporting unit had a remaining goodwill balance of $27 million. The Company also recorded impairment charges of $15 million related to the Jimmy Choo Retail and Wholesale brand intangible assets that have remaining balances of $151 million and $53 million, respectively.
Further, based on the results of these assessments, the Company recorded goodwill impairment charges of $364 million related to the Versace Retail and Wholesale reporting unit’s goodwill. The Versace Retail and Wholesale have remaining balances of $101 million and $23 million, respectively. The Company also recorded impairment charges of $216 million related to the Versace Retail and Wholesale brand intangible assets that have remaining balances of $365 million and $88 million, respectively.
Lastly, based on a qualitative impairment assessment of the Michael Kors reporting units, the Company concluded that it is more likely than not that the fair value of the Michael Kors reporting units exceeded its carrying value and, therefore, was not impaired. The impairment charges were recorded within impairment of assets on the Company’s consolidated statements of operations and comprehensive (loss) income for the fiscal year ended March 29, 2025.
During the fourth quarter of Fiscal 2025, the Company performed its annual goodwill impairment assessment for its Michael Kors, Versace and Jimmy Choo reporting units using a qualitative assessment. In performing this assessment, the Company identified and considered the significance of relevant key factors, events and circumstances that could affect the fair values and/or carrying amounts of its reporting units. These factors included external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as the Company's actual and expected financial performance. Additionally, the Company also considered the results of its most recent quantitative goodwill impairment test which was performed during the third quarter of Fiscal 2025 as noted above. Based on the results of the Company’s qualitative impairment assessment, the Company concluded that it is more likely than not that the fair value of the Versace, Jimmy Choo and Michael Kors reporting units exceeded their carrying values and, therefore, were not impaired.
In Fiscal 2024, the Company recorded goodwill impairment charges of $192 million related to the Jimmy Choo Retail and Wholesale reporting units, $70 million related to the Jimmy Choo Retail and Wholesale brand intangible assets and $227 million related to the Versace Retail and Wholesale brand intangible assets. In Fiscal 2023, the Company recorded goodwill impairment charges of $82 million related to the Jimmy Choo Retail and Wholesale reporting units and $24 million related to the Jimmy Choo brand intangible assets. The impairment charges were recorded within impairment of assets on the Company’s consolidated statement of operations and comprehensive (loss) income for the fiscal years ended March 30, 2024 and April 1, 2023. See Note 9 for information relating to the Company’s annual impairment analysis performed during Fiscal 2025, Fiscal 2024 and Fiscal 2023.
It is possible that the Company’s conclusions regarding impairment or recoverability of goodwill or other indefinite-lived intangible assets could change in future periods if, for example, (i) the Company’s businesses do not perform as projected, (ii) overall economic conditions in future years vary from current assumptions, (iii) business conditions or strategies change from current assumptions, (iv) discount rates change, (v) market multiples change or (vi) the identification of the Company’s reporting units change, among other factors. Such changes could result in future impairment charges to goodwill and/or other indefinite-lived intangible assets.
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
Share-based Compensation
The Company grants share-based awards to certain employees and directors of the Company. The closing market price of the Company’s shares on the date of grant is used to determine the grant date fair value of restricted shares, time-based restricted share units (“RSUs”) and performance-based RSUs. These fair values are recognized as expense over the requisite service period, net of estimated forfeitures, based on expected attainment of pre-established performance goals for performance grants, or the passage of time for those grants which have only time-based vesting requirements.
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
Leases
The Company leases retail stores, office space and warehouse space under operating lease agreements that expire at various dates through September 2043. The Company’s leases generally have terms of up to ten years, generally require fixed rent payments and may require the payment of additional rent if store sales exceed a negotiated amount. Although most of the

Company’s equipment is owned, the Company has limited equipment leases that expire on various dates through March 2029. The Company acts as sublessor in certain leasing arrangements, primarily related to closed stores under its restructuring initiatives. Fixed sublease payments received are recognized on a straight-line basis over the sublease term. The Company determines the sublease term based on the date it provides possession to the subtenant through the expiration date of the sublease.
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

The components of the calculation of basic net (loss) income per ordinary share and diluted net (loss) income per ordinary share are as follows (in millions, except share and per share data):

	Fiscal Years Ended
	March 29, 2025	March 30, 2024	April 1, 2023
Numerator:
Net (loss) income attributable to Capri	$(1,182)	$(229)	$616
Denominator:
Basic weighted average shares	118,256,350	117,014,420	132,532,009
Weighted average dilutive share equivalents:
Share options, restricted share units, and performance restricted share units	—	—	1,470,471
Diluted weighted average shares	118,256,350	117,014,420	134,002,480
Basic net (loss) income per share (1)	$(10.00)	$(1.96)	$4.65
Diluted net (loss) income per share (1)	$(10.00)	$(1.96)	$4.60

(1)Basic and diluted net (loss) income per share are calculated using unrounded numbers.
Diluted net loss per share attributable to Capri for Fiscal 2025 and Fiscal 2024 excluded all potentially dilutive securities because there was a net loss attributable to Capri for the period and, as such, the inclusion of these securities would have been anti-dilutive.
Share equivalents of 457,722 shares for Fiscal 2023 have been excluded from the above calculation due to their anti-dilutive effect.
Noncontrolling Interest
The Company has an ownership interest in the Michael Kors Latin American joint venture, MK (Panama) Holdings, S.A. and subsidiaries, of 75% and an ownership interest in the Jimmy Choo EMEA joint venture, JC Gulf Trading LLC, of 49%.
Recently Adopted Accounting Pronouncements
Supplier Finance Programs
In September 2022, the FASB issued ASU 2022-04, “Disclosure of Supplier Finance Program Obligations” which makes a number of changes. The amendments require a buyer in a supplier finance program to disclose sufficient information about the program to allow users of the financial statements to understand the program’s nature, activity during the period, changes from period to period and potential magnitude. The amendments in this update do not affect the recognition, measurement or financial statement presentation of obligations covered by supplier finance programs. The Company adopted the update in the first quarter of Fiscal 2024 on a retrospective basis, except for the requirement to disclose rollforward information, which was adopted prospectively by the Company beginning with its Fiscal 2025 annual consolidated financial statements. The adoption did not have any impact on the Company’s consolidated financial statements as the guidance only pertains to financial statement footnote disclosures. See Note 12 for the Company’s disclosures relating to this update.

Segment Reporting
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The Company adopted the update on a retrospective basis beginning with its Fiscal 2025 annual consolidated financial statements. See Note 20 for the Company’s disclosures relating to this update.
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
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)”, which requires public entities to disaggregate specific types of expenses, including disclosures for purchases of inventory, employee compensation, depreciation, and intangible asset amortization, as well as selling expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026. Interim disclosures are required for periods within annual periods beginning after December 15, 2027. Prospective application is required, and retrospective application is permitted. Early adoption is permitted. We are currently assessing the impact of the requirements on the Company’s consolidated financial statements and disclosures.
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
On December 12, 2022, the European Union member states reached an agreement to implement the OECD’s reform of international taxation known as Pillar Two Global Anti-Base Erosion ("GloBE") Rules, which broadly mirrors certain provisions of the Inflation Reduction Act by imposing a 15% global minimum tax on multinational companies. GloBE has become effective for the Company during Fiscal 2025. Based upon the Company’s analysis, the Pillar Two initiatives are not projected to have a material impact on the Company’s consolidated financial statements.
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
Gift Cards. The Company sells gift cards that can be redeemed for merchandise, resulting in a contract liability upon issuance. Revenue is recognized when a gift card is redeemed or upon “breakage” for the estimated portion of gift cards that are not expected to be redeemed. “Breakage” revenue is calculated under the proportional redemption methodology, which considers the historical patterns of redemption in jurisdictions where the Company is not required to remit the value of the unredeemed gift cards as unclaimed property. The Company anticipates that substantially all of its outstanding gift cards will be redeemed within the next 12 months. The contract liability related to gift and retail store credits, net of estimated “breakage,” was $14 million and $15 million as of March 29, 2025 and March 30, 2024, respectively, and is included in accrued expenses and other current liabilities in the Company’s consolidated balance sheets.
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
The Company recognizes royalty revenue and advertising contributions based on the percentage of sales made by the licensees. Advertising contributions are received to support the Company’s branded advertising and marketing campaigns and are viewed as part of a single performance obligation with the right to access the Company’s trademarks. Royalty revenue generated from licenses, which includes contributions for advertising, may be subject to contractual minimum levels, as defined in the contract. Such minimums are generally fixed annually, based on the previous year’s sales. Licensing revenue is based on reported current period sales of licensed products at rates that are specified in the license agreements for contracts that are expected to exceed the related guaranteed minimums. If the Company expects the minimum guaranteed amounts to exceed amounts calculated based on actual sales, the guaranteed minimums are recognized ratably over the contractual year to which they relate. Generally, the Company’s guaranteed minimum royalty amounts due from licensees relate to contractual periods that do not exceed 12 months, however, some of the Company’s guaranteed minimums for Versace are multi-year based. As of March 29, 2025, contractually guaranteed minimum fees from the Company’s license agreements expected to be recognized as revenue during future periods were as follows (in millions):

Contractually Guaranteed Minimum Fees
Fiscal 2026	$34
Fiscal 2027	31
Fiscal 2028	21
Fiscal 2029	18
Fiscal 2030	15
Fiscal 2031 and thereafter	2
Total	$121
Sales Returns
For the sale of goods with a right of return, the Company recognizes revenue for the consideration for which it expects to be entitled and a refund liability for the amount it expects to refund to its customers within accrued expenses and other current liabilities. The refund liability is estimated based on management’s review of historical and current customer returns for its retail and wholesale customers, estimated future returns, adjusted for non-resalable products. The Company also considers its product strategies, as well as the financial condition of its customers, store closings by wholesale customers, changes in the retail environment and other macroeconomic factors. The Company recognizes an asset with a corresponding adjustment to cost of sales for the right to recover the products from its retail and wholesale customers. The refund liability recorded as of both March 29, 2025 and March 30, 2024 was $48 million and the related asset for the right to recover returned product as of March 29, 2025 and March 30, 2024 was $20 million and $14 million, respectively.
Contract Balances
The Company’s contract liabilities are recorded within accrued expenses and other current liabilities and other long-term liabilities in its consolidated balance sheets depending on the short- or long-term nature of the payments to be recognized. The Company’s contract liabilities primarily consist of gift card liabilities, advanced payments from product licensees and loyalty program liabilities. Total contract liabilities were $21 million and $23 million as of March 29, 2025 and March 30, 2024, respectively. During Fiscal 2025 and Fiscal 2024, the Company recognized $22 million and $30 million in revenue, respectively, relating to contract liabilities that existed at March 30, 2024 and April 1, 2023, respectively. There were no material contract assets recorded as of March 29, 2025 and March 30, 2024.

There were no changes in historical variable consideration estimates that were materially different from actual results.
Disaggregation of Revenue
The following table presents the Company’s segment revenues disaggregated by geographic location (in millions):

	Fiscal Years Ended
	March 29, 2025	March 30, 2024	April 1, 2023
Versace - the Americas	$260	$338	$408
Versace - EMEA	344	444	468
Versace - Asia	217	248	230
Total Versace revenue	821	1,030	1,106
Jimmy Choo - the Americas	168	176	196
Jimmy Choo - EMEA	287	266	255
Jimmy Choo - Asia	150	176	182
Total Jimmy Choo revenue	605	618	633
Michael Kors - the Americas	2,051	2,298	2,616
Michael Kors - EMEA	665	791	819
Michael Kors - Asia	300	433	445
Total Michael Kors revenue	3,016	3,522	3,880

Total - the Americas	2,479	2,812	3,220
Total - EMEA	1,296	1,501	1,542
Total - Asia	667	857	857
Total revenue	$4,442	$5,170	$5,619
5. Leases
The following table presents supplemental balance sheet information related to leases (in millions):

	Balance Sheet Location	March 29, 2025	March 30, 2024
Assets
Operating leases	Operating lease right-of-use assets	$1,213	$1,438

Liabilities
Current:
Operating leases	Short-term portion of operating lease liabilities	$350	$400
Non-current:
Operating leases	Long-term portion of operating lease liabilities	$1,253	$1,452

The components of net lease costs for the fiscal year ended March 29, 2025 and March 30, 2024 were as follows (in millions):

	Consolidated Statement of Operations and Comprehensive (Loss) Income Location	March 29, 2025	March 30, 2024
Operating lease cost	Selling, general and administrative expenses	$399	$402
Variable lease cost	Selling, general and administrative expenses	183	201
Short-term lease cost	Selling, general and administrative expenses	4	3
Sublease income	Selling, general and administrative expenses	(8)	(7)
Total lease cost, net		$578	$599
The following table presents the Company’s supplemental cash flow information related to leases (in millions):

	March 29, 2025	March 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$494	$516
Non-cash transactions:
Lease assets obtained in exchange for new lease liabilities	231	528
The following tables summarizes the weighted average remaining lease term and weighted average discount rate related to the Company’s operating lease right-of-use assets and lease liabilities recorded on the balance sheets as of March 29, 2025 and March 30, 2024:

	March 29, 2025	March 30, 2024
Operating leases:
Weighted average remaining lease term (years)	6.4	6.6
Weighted average discount rate	4.6%	4.3%
At March 29, 2025, the future minimum lease payments under the terms of these noncancelable operating lease agreements are as follows (in millions):

March 29, 2025
Fiscal 2026	$420
Fiscal 2027	322
Fiscal 2028	266
Fiscal 2029	209
Fiscal 2030	164
Thereafter	501
Total lease payments	1,882
Less: interest	(279)
Total lease liabilities	$1,603

At March 29, 2025, the future minimum sublease income under the terms of these noncancelable operating lease agreements are as follows (in millions):

March 29, 2025
Fiscal 2026	$6
Fiscal 2027	5
Fiscal 2028	3
Fiscal 2029	1
Fiscal 2030	1
Thereafter	1
Total sublease income	$17
Additionally, the Company had approximately $25 million and $55 million of future payment obligations related to executed lease agreements for which the related lease has not yet commenced as of March 29, 2025 and March 30, 2024, respectively.
See Note 3 for additional information on the Company’s accounting policies related to leases.
6. Receivables, net
Receivables, net, consist of (in millions):

	March 29, 2025	March 30, 2024
Trade receivables (1)	$295	$342
Receivables due from licensees	30	37
	325	379
Less: allowances	(48)	(47)
Total receivables, net	$277	$332

(1)As of March 29, 2025 and March 30, 2024, $58 million and $102 million, respectively, of trade receivables were insured.
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
The Company’s allowance for credit losses is determined through analysis of periodic aging of receivables and assessments of collectability based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers and the impact of general economic conditions. The past due status of a receivable is based on its contractual terms. Amounts deemed uncollectible are written off against the allowance when it is probable the amounts will not be recovered. Allowance for credit losses was $18 million and $13 million as of March 29, 2025 and March 30, 2024, respectively. The Company had credit losses of $8 million, $6 million and $5 million, respectively, for Fiscal 2025, Fiscal 2024 and Fiscal 2023.
7. Concentration of Credit Risk, Major Customers and Suppliers
Financial instruments that subject the Company to concentration of credit risk are cash and cash equivalents, derivatives and receivables. As part of its ongoing procedures, the Company monitors its concentration of deposits with various financial institutions in order to avoid any undue exposure. The Company mitigates its risk by depositing cash and cash equivalents in major financial institutions. The Company also mitigates its credit risk by monitoring credit limits for its customers and obtaining insurance coverage for a portion of its receivables (see Note 6). The Company is also exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. In order to mitigate counterparty credit risk, the Company only enters into contracts with carefully selected financial institutions based upon their credit ratings and certain other financial factors, adhering to established limits for credit exposure.
No individual customer accounted for 10% or more of the Company’s total revenues during Fiscal 2025, Fiscal 2024 or Fiscal 2023.
The Company contracts for the purchase of finished goods principally with independent third-party contractors, whereby the contractor is generally responsible for all manufacturing processes. Although the Company does not have any long-term agreements with any of its manufacturing contractors, the Company believes it has mutually satisfactory relationships with them. The Company allocates product manufacturing among agents and contractors based on their capabilities, the availability of production capacity, quality, pricing and delivery. The inability of certain contractors to provide needed services on a timely basis could adversely affect the Company’s operations and financial condition. For Fiscal 2025, Fiscal 2024 and Fiscal 2023, one contractor accounted for approximately 11%, 12% and 15%, respectively, of the Company’s total finished goods purchases, based on dollar volume.
The Company also has relationships with various agents who source finished goods with numerous contractors on behalf of its Michael Kors brand. For Fiscal 2025, Fiscal 2024 and Fiscal 2023, one agent sourced approximately 15%, 14% and 15%, respectively, of Michael Kors finished goods, based on dollar volume.
8. Property and Equipment, net
Property and equipment, net, consists of (in millions):

	March 29, 2025	March 30, 2024
Leasehold improvements	$519	$535
Computer equipment and software	337	279
Furniture and fixtures	186	187
Equipment	110	112
Building	63	49
In-store shops	33	43
Land	18	18
Total property and equipment, gross	1,266	1,223
Less: accumulated depreciation and amortization	(773)	(726)
Subtotal	493	497
Construction-in-progress	20	82
Total property and equipment, net	$513	$579
Depreciation and amortization of property and equipment for the fiscal years ended March 29, 2025, March 30, 2024, and April 1, 2023 totaled $149 million, $143 million and $135 million, respectively. During Fiscal 2025, Fiscal 2024 and Fiscal 2023, the Company recorded property and equipment impairment charges of $33 million, $11 million and $3 million, respectively, primarily related to the Company’s retail store locations. See Note 14 for information related to property and equipment impairment charges.

9. Intangible Assets and Goodwill
The following table details the carrying values of the Company’s intangible assets other than goodwill (in millions):

	March 29, 2025			March 30, 2024
	Gross Carrying Amount	Accumulated Amortization/Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization/Impairment	Net Carrying Amount
Definite-lived intangible assets:
Reacquired rights	$400	$142	$258	$400	$126	$274
Trademarks	23	23	—	23	23	—
Customer relationships (1)	407	206	201	401	165	236
Total definite-lived intangible assets	830	371	459	824	314	510

Indefinite-lived intangible assets:
Jimmy Choo brand (2)	562	358	204	558	343	215
Versace brand (3)	896	443	453	896	227	669
Total indefinite-lived intangible assets	1,458	801	657	1,454	570	884

Total intangible assets, excluding goodwill	$2,288	$1,172	$1,116	$2,278	$884	$1,394

(1)The change in the carrying value since March 30, 2024 includes an impairment charge of $10 million and the impact of foreign currency translation adjustments.
(2)The change in the carrying value since March 30, 2024 reflects an impairment charge of $15 million and the impact of foreign currency translation adjustments. As of March 29, 2025, the Company had accumulated impairment charges of $358 million related to its Jimmy Choo brand intangible assets.
(3)The change in the carrying value since March 30, 2024 reflects an impairment charge of $216 million and the impact of foreign currency translation adjustments. As of March 29, 2025, the Company had accumulated impairment charges of $443 million related to its Versace brand intangible assets.
Reacquired rights relate to the Company’s reacquisition of the rights to use the Michael Kors trademarks and to import, sell, advertise and promote certain of its products in the previously licensed territories in the Greater China region and are being amortized through March 31, 2041, the expiration date of the former licensing agreement. The trademarks relate to the Michael Kors brand name and are amortized over twenty years. Customer relationships are generally amortized over five to sixteen years. Amortization expense for the Company’s definite-lived intangibles was $44 million, $45 million and $44 million, respectively, for each of the fiscal years ended March 29, 2025, March 30, 2024 and April 1, 2023.
Indefinite-lived intangible assets other than goodwill included the Versace and Jimmy Choo brands, which were recorded in connection with the acquisitions of Versace and Jimmy Choo, and have an indefinite life as they are essential to the Company’s ability to operate the Versace and Jimmy Choo businesses for the foreseeable future.
Estimated amortization expense for each of the next five years is as follows (in millions):

Fiscal 2026	$42
Fiscal 2027	42
Fiscal 2028	42
Fiscal 2029	42
Fiscal 2030	42
Fiscal 2031 and thereafter	249
Total	$459
The future amortization expense above reflects weighted-average estimated remaining useful lives of sixteen years for reacquired rights and eight years for customer relationships.

The following table details the changes in goodwill for each of the Company’s reportable segments (in millions):

	Versace	Jimmy Choo	Michael Kors	Total
Balance at April 1, 2023	$857	$316	$120	$1,293
Impairment charges (1)	—	(192)	—	(192)
Foreign currency translation	(4)	9	—	5
Balance at March 30, 2024	853	133	120	1,106
Acquisition (2)	—	9	—	9
Impairment charges(1)	(364)	(66)	—	(430)
Foreign currency translation	(1)	4	—	3
Balance at March 29, 2025	$488	$80	$120	$688

(1)The Company recorded impairment charges of $430 million during Fiscal 2025 related to the Versace Retail and Wholesale reporting units and the Jimmy Choo Wholesale reporting unit. As of March 29, 2025, the Company had accumulated impairment charges of $605 million related to its Jimmy Choo reporting units and $364 million related to its Versace reporting units, respectively.
(2)On May 2, 2024, the Company completed the acquisition of Calzaturificio Sicla S.r.l. (“Sicla Acquisition”), an Italian shoe manufacturer, for cash consideration of $9 million, net of cash acquired. The acquired identifiable assets and liabilities net to a nominal amount, with $9 million recognized in goodwill allocated to the Jimmy Choo reportable segment.
The Company’s goodwill and the Versace and Jimmy Choo brands are not subject to amortization but are evaluated for impairment annually in the last quarter of each fiscal year, or whenever impairment indicators exist. During the third quarter of Fiscal 2025, the Company identified impairment indicators due to the reduction of the Company’s share price following the termination of the Merger Agreement, continued softening of consumer demand for fashion luxury goods globally and the continuing decline in operating results during the third quarter impacting all three of the Company’s brands. As a result of these factors, the Company concluded that impairment indicators existed during the third quarter of Fiscal 2025, resulting in an interim impairment assessment of goodwill and intangible assets. The Company performed a goodwill impairment analysis for the Versace and Jimmy Choo reporting units, using a combination of income and market approaches to estimate the fair value of each brands’ reporting units. The Company also performed an impairment analysis for both the Versace and Jimmy Choo brand indefinite-lived intangible assets and definite-lived customer relationship intangible assets using an income approach to estimate their fair values.
Based on this assessment, the Company concluded that the fair value of the Jimmy Choo Wholesale reporting unit goodwill and Retail and Wholesale brand indefinite-lived intangible assets did not exceed their related carrying amounts and recorded impairment charges. The Jimmy Choo Retail reporting unit goodwill was fully impaired during Fiscal 2024. Additionally, the Versace Retail and Wholesale reporting units goodwill and Retail and Wholesale brand indefinite-lived intangible assets did not exceed their related carrying amounts. These impairment charges were primarily related to a decline in revenue driven by softening demand globally for fashion luxury goods as well as strategic initiatives previously put in place at Versace that did not perform as expected.

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

In total, $661 million of impairment was recorded related to goodwill and indefinite-lived intangible assets within impairment of assets on the Company’s consolidated statement of operations and comprehensive (loss) income for Fiscal 2025.

During the third quarter of Fiscal 2025 the Company also performed an impairment assessment for its definite-lived intangible assets and concluded that the Versace Wholesale reporting unit customer relationship intangible asset did not exceed its related carrying amounts. Accordingly, the Company recorded $10 million of impairment related to definite-lived intangible assets within impairment of assets on the Company’s consolidated statement of operations and comprehensive (loss) income for Fiscal 2025.

During the fourth quarter of Fiscal 2025, the Company performed its annual goodwill and indefinite-lived impairment assessment for its Versace, Jimmy Choo and Michael Kors reporting units using a qualitative assessment. In performing this assessment, the Company identified and considered the significance of relevant key factors, events and circumstances that affected the fair values and/or carrying amounts of its reporting units. These factors included external factors such as macroeconomic, industry and market conditions, as well as entity-specific factors, such as the Company's actual and expected financial performance. Additionally, the Company considered the results of its most recent quantitative goodwill impairment test which was performed during the third quarter of Fiscal 2025 as noted above. Based on the results of the Company’s qualitative impairment assessment, the Company concluded that it is more likely than not that the fair value of the Versace, Jimmy Choo and Michael Kors reporting units exceeded their carrying values and, therefore, were not impaired.
In Fiscal 2024, the Company recorded goodwill impairment charges of $192 million related to the Jimmy Choo Retail and Wholesale reporting units, $70 million related to the Jimmy Choo Retail and Wholesale brand intangible assets and $227 million related to the Versace Retail and Wholesale brand intangible assets. In Fiscal 2023, the Company recorded goodwill impairment charges of $82 million related to the Jimmy Choo Retail and Wholesale reporting units and $24 million related to the Jimmy Choo brand intangible assets. The impairment charges were recorded within impairment of assets on the Company’s consolidated statement of operations and comprehensive (loss) income for the fiscal years ended March 30, 2024 and April 1, 2023, respectively. See Note 14 for additional information.

10. Current Assets and Current Liabilities
Prepaid expenses and other current assets consist of the following (in millions):

	March 29, 2025	March 30, 2024
Prepaid taxes	$106	$88
Interest receivable related to hedges	36	42
Prepaid contracts	20	21
Restricted cash	9	6
Other accounts receivables	8	8
Other	30	50
Total prepaid expenses and other current assets	$209	$215
Accrued expenses and other current liabilities consist of the following (in millions):

	March 29, 2025	March 30, 2024
Return liabilities	$48	$48
Other taxes payable	39	29
Accrued advertising and marketing	33	29
Accrued purchases and samples	21	16
Professional services	20	18
Accrued rent (1)	18	17
Accrued capital expenditures	16	35
Accrued e-commerce	16	12
Retail store expense accrual	16	8
Short-term derivative liability	14	3
Gift and retail store credits	14	15
Restructuring liability	9	22
Accrued interest	6	17
Other	30	41
Total accrued expenses and other current liabilities	$300	$310

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
During Fiscal 2025 and Fiscal 2024, the Company closed 83 and 7 of its retail stores, respectively, which have been incorporated into the Global Optimization Plan. Net restructuring expenses recorded in connection with the Global Optimization Plan during Fiscal 2025 was $7 million, primarily related to severance and store closure costs, partially offset by gains on lease terminations. During Fiscal 2024, net restructuring expenses recorded in connection with the Global Optimization Plan was $26 million, of which $22 million were related to organizational efficiency initiatives consisting primarily of severance and employee-related costs and $4 million of lease termination and other store closure costs.

The below table presents a roll forward of the Company’s restructuring liability related to its Global Optimization Plan (in millions):

	Severance and Benefit Costs	Lease-Related and Other Costs		Total
Balance at March 30, 2024	$21	$1		$22
Additions charged to expense	12	4	(1)	16
Payments	(24)	(5)		(29)
Balance at March 29, 2025	$9	$—		$9

(1)Excludes $9 million of gains on lease terminations and store closure costs related to operating lease right-of-use assets recorded within restructuring and other expense on the consolidated statement of operations and comprehensive (loss) income for the fiscal year ended March 29, 2025.
Other Charges
During Fiscal 2024, the Company recorded net costs of $7 million primarily related to expenses for equity awards associated with the acquisition of Versace and severance for certain employees, partially offset by a $10 million gain on the sale of a long-lived corporate asset.
During Fiscal 2023, the Company recorded costs of $16 million primarily relating to equity awards associated with the acquisition of Versace.

12. Debt Obligations
The following table presents the Company’s debt obligations (in millions):

	March 29, 2025	March 30, 2024
Revolving Credit Facilities	$755	$764
2025 Term Loans	712	—
Versace Term Loan	—	486
Senior Notes due 2024 (1)	—	450
Other	39	24
Total debt	1,506	1,724
Less: Unamortized debt issuance costs	6	1
Total carrying value of debt	1,500	1,723
Less: Short-term debt (1)	24	462
Total long-term debt	$1,476	$1,261
(1)As of March 30, 2024, the Senior Notes are recorded within short-term debt on the Company’s consolidated balance sheets.
Senior Revolving Credit Facility
On February 4, 2025 (the “Closing Date”), the Company entered into the Amended and Restated Credit Agreement with, among others, JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as administrative agent, which amended and restated the Company’s existing credit agreement, dated as of July 1, 2022 (as previously amended, the “Existing Credit Agreement”). The Amended and Restated Credit Agreement provides for senior secured credit facilities in the aggregate principal amount of the United States dollar equivalent of $2.2 billion (the “2025 Credit Facilities”), under which the Company, a U.S. subsidiary of the Company, a Canadian subsidiary of the Company and a Swiss subsidiary of the Company are borrowers, and which will be guaranteed by the borrowers and certain other subsidiaries of the Company (the “Guarantees”). The 2025 Credit Facilities are comprised of (i) a new $700 million senior secured term loan facility comprised of (a) a $392 million tranche of terms loans in United States dollars (the “USD Term Loans”), which was fully drawn by Michael Kors (USA), Inc. on the Closing Date, and (b) a tranche of term loans in Euros in an amount equal to the Euro equivalent of $320 million, or €296 million, at the time of closing (the “Euro Term Loans,” and together with the USD Term Loans, the “2025 Term Loans”), which were fully drawn by Michael Kors (Switzerland) GmbH on the Closing Date, and (ii) the existing $1.5 billion revolving credit facility (the “2022 Credit Facility”) as provided under the Existing Credit Agreement, which may be denominated in United States dollars and other currencies, including Euros, Canadian Dollars, Pounds Sterling, Japanese Yen and Swiss Francs, and which includes sub-facilities for the issuance of letters of credit up to $125 million and swing line loans at the administrative agent’s discretion of up to $100 million.
The 2025 Credit Facilities mature on July 1, 2027. The applicable borrower is required to make quarterly principal payments in respect to the 2025 Term Loans on the last business day of each calendar quarter, commencing with the last business day of the first full calendar quarter ending after the Closing Date, in equal installments equal to 1.25% of the original principal amount of the applicable 2025 Term Loans on the Closing Date. Amounts repaid or prepaid in respect of the term loans may not be re-borrowed.
Pursuant to the Amended and Restated Credit Agreement, the obligations under the 2025 Credit Facilities are secured by liens on substantially all of the assets of the Company and its U.S. subsidiaries that are borrowers and guarantors, excluding real property and other customary exceptions, and substantially all of the registered intellectual property of the Company and its subsidiaries. With respect to certain non-ordinary course asset sales, the Company may elect to reinvest the net cash proceeds from such sales in the business of the Company and its subsidiaries, and to the extent it does not do so, the Company is required to apply such net cash proceeds to prepay the 2025 Term Loans, subject to certain thresholds and exceptions. The 2025 Term Loans are also required to be prepaid with the net cash proceeds of any indebtedness for borrowed money that is not permitted under the Amended and Restated Credit Agreement, as well as from certain equity issuances by the Company.

Borrowings under the 2022 Credit Facility were used on the Closing Date to repay, in part, the $450 million senior unsecured delayed draw term loans (the “364 Day Term Loan”) due November 1, 2025 outstanding under the 2022 Credit Facility and to pay transaction costs, and may be used to finance working capital needs and other general corporate purposes of the Company and its subsidiaries. The 2025 Term Loans were borrowed on the Closing Date to repay outstanding indebtedness, including the 364 Day Term Loan, to pay transactions costs and for general corporate purposes of the Company and its subsidiaries. It was a condition to the effectiveness of the Amended and Restated Credit Agreement that the Company repay all amounts outstanding in respect of the EUR450 million senior unsecured term loan under the Versace Term Loan dated as of December 5, 2022 among Gianni Versace S.r.l., as borrower, Intesa Sanpaolo S.p.A., Banca Nazionale Del Lavoro S.p.A. and UniCredit S.p.A., as arrangers and lenders, and Intesa Sanpaolo S.p.A., as agent, which repayment and termination occurred on February 4, 2025.

The Amended and Restated Credit Agreement provides for future incremental capacity in the form of increases in the 2022 Credit Facility, USD Term Loans or Euro Term Loans or additional tranches of term loans that are secured by pari passu liens on the collateral (“Incremental Facilities”) in an amount not to exceed the sum of (x) the excess of $750 million over the aggregate principal amount of Incremental Facilities and incremental equivalent debt incurred or established under this permission and (y) an additional amount such that after giving effect to such incurrence on a pro forma basis the ratio of indebtedness secured by liens on the collateral, minus unrestricted cash and cash equivalents not to exceed $200 million, to Consolidated EBITDAR (as defined below) for the most recent four quarter period for which financial statements are available would not exceed 3.00 to 1.00. Consolidated EBITDAR is defined as consolidated net income plus provision for taxes based on income, profits or capital, net interest expense, depreciation and amortization expense, consolidated rent expense and other non-cash losses, charges and expenses, subject to certain additions and deductions.

Borrowings under the 2022 Credit Facility bear interest, at the Company’s option, at (i) for loans denominated in United States dollars, (A) an alternate base rate (the “Alternate Base Rate”), which is the greatest of (x) the prime rate publicly announced from time to time by JPMorgan Chase, (y) the greater of the federal funds effective rate and the Federal Reserve Bank of New York overnight bank funding rate and zero, plus 50 basis points, and (z) the greater of term SOFR for an interest period of one month plus 10 basis points and zero, plus 100 basis points or (B) the greater of term SOFR for the applicable interest period plus 10 basis points (“Adjusted Term SOFR”) and zero (ii) for loans denominated in Pounds Sterling, the greater of SONIA and zero (iii) for loans denominated in Swiss Francs, the greater of SARON and zero (iv) for loans denominated in Euro, the greater of EURIBOR for the applicable interest period adjusted for statutory reserve requirements (“Adjusted EURIBOR Rate”) and zero (v) for loans denominated in Canadian Dollars, the greater of daily simple CORRA and zero and (vi) for loans denominated in Japanese Yen, the greater of TIBOR for the applicable interest period adjusted for statutory reserve requirements and zero in each case, plus an applicable margin based on the Company’s public debt ratings and/or net leverage ratio. The USD Term Loans bear interest, at the Company’s option, at (1) the Alternate Base Rate or (2) the greater of Adjusted Term SOFR for the applicable interest period and zero. The Euro Term Loans bear interest at the greater of the Adjusted EURIBOR Rate and zero.
The 2025 Credit Facilities provide for an annual administration fee and the Revolving Credit Facility provides for an unused commitment fee equal to 7.5 basis points to 17.5 basis points per annum, based on the Company’s public debt ratings and/or net leverage ratio, applied to the average daily unused amount of the 2022 Credit Facility, which was 15.0 basis points as of March 29, 2025. Loans under the 2025 Credit Facilities may be prepaid and commitments may be terminated or reduced by the borrowers without premium or penalty other than customary “breakage” costs.
The 2025 Credit Facilities also permit certain working capital facilities between the Company or any of its subsidiaries, on the one hand, and a lender or an affiliate of a lender under the 2025 Credit Facilities, on the other, to be guaranteed under the Guarantees, and permit certain swap obligations and banking services obligations owing to, supply chain financings with, and up to $100 million outstanding principal amount of bilateral letters of credit and bank guarantees issued by, a lender or an affiliate of a lender to be guaranteed and secured under the Guarantees and collateral documents.

The Amended and Restated Credit Agreement continues to require the Company to maintain a net leverage ratio as of the end of each fiscal quarter of no greater than 4.0 to 1; provided, that on no more than two occasions, if the Company consummates a material acquisition, the Company may elect to increase the covenant level to 4.5 to 1 for the four fiscal quarter period commencing with the fiscal quarter in which such material acquisition is consummated. Such net leverage ratio is calculated as the ratio of the sum of total indebtedness, plus the capitalized amount of all operating lease obligations, as of the date of the measurement, minus unrestricted cash and cash equivalents not to exceed $200 million, to Consolidated EBITDAR. The Amended and Restated Credit Agreement also includes customary covenants that limit additional indebtedness, liens, acquisitions and other investments, dispositions, restricted payments and affiliate transactions. The Amended and Restated Credit Agreement contains events of default customary for financings of this type, including, but not limited to, payment defaults, material inaccuracy of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy or insolvency, certain events under the Employee Retirement Income Security Act, material judgments, actual or asserted failure of any guaranty or collateral document supporting the 2025 Credit Facilities to be in full force and effect, and changes of control. If such an event of default occurs and is continuing, the lenders under the 2025 Credit Facilities would be entitled to take various actions, including, but not limited to, terminating the commitments and accelerating amounts outstanding under the 2025 Credit Facilities and exercising remedies against collateral.
The Company had $755 million and $764 million of borrowings outstanding under the 2022 Revolving Credit Facility as of March 29, 2025 and March 30, 2024, respectively. In addition, stand-by letters of credit of $1 million and $2 million were outstanding as of March 29, 2025 and March 30, 2024, respectively. At March 29, 2025 and March 30, 2024, the amount available for future borrowings under the 2022 Revolving Credit Facility were $744 million and $734 million, respectively.
The Company had $3 million and $5 million of deferred financing fees related to the 2022 Revolving Credit Facility as of March 29, 2025 and March 30, 2024, respectively, and are recorded within other assets in the Company’s consolidated balance sheets.
As of March 29, 2025, the carrying value of borrowings outstanding under the 2025 Term Loans was $706 million, net of debt issuance costs of $6 million, and are recorded within long-term debt in the Company's consolidated balance sheets.
As of March 29, 2025, and the date these financial statements were issued, the Company was in compliance with all covenants related to the 2025 Credit Facilities.
Versace Term Loan
On December 5, 2022, Gianni Versace S.r.l., a wholly owned subsidiary of Capri Holdings Limited, entered into a credit facility with Intesa Sanpaolo S.p.A., Banco Nazionale del Lavoro S.p.A., and UniCredit S.p.A., as arrangers and lenders, and Intesa Sanpaolo S.p.A., as agent, which provided a senior unsecured term loan (the “Versace Term Loan”) in an aggregate principal amount of €450 million (approximately $486 million). The Versace Term Loan was not subject to amortization and had a maturity date of December 5, 2025. The Company provided an unsecured guaranty of the Versace Term Loan. During the fourth quarter of Fiscal 2025, the Company terminated and repaid the Versace Term Loan as part of their Amended and Restated Credit Agreement.
The Versace Term Loan beared interest at a rate per annum equal to the greater of EURIBOR for the applicable interest period and zero, plus a margin of 1.35%.
The Versace Term Loan may have been prepaid without premium or penalty other than customary “breakage” costs. The Versace Term Loan required the Company to maintain a net leverage ratio as of the end of each fiscal quarter of no greater than 4.0 to 1.0. Such net leverage ratio is calculated as the ratio of the sum of total indebtedness as of the date of the measurement plus the capitalized amount of all operating lease obligations, minus unrestricted cash and cash equivalents not to exceed $200 million, to Consolidated EBITDAR for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined as consolidated net income plus provision for taxes based on income, profits or capital, net interest expense, depreciation and amortization expense, consolidated rent expense and other non-cash losses, charge and expenses, subject to certain additions and deductions. The Versace Term Loan also included covenants that limit additional financial indebtedness, liens, acquisitions, loans and guarantees, restricted payments and mergers of GIVI Holding S.r.l., Gianni Versace S.r.l. and their respective subsidiaries.
The Versace Term Loan contained events of default customary for financings of this type, including, but not limited to payment defaults, material inaccuracy of representations and warranties, covenant defaults, cross-defaults to material financial indebtedness, certain events of bankruptcy or insolvency, illegality or repudiation of any loan document under the Versace Term Loan or any failure thereof to be in full force and effect, and changes of control. If such an event of default occurs and is continuing, the lenders under the Versace Term Loan would be entitled to take various actions, including, but not limited to, accelerating amounts outstanding under the Versace Term Loan.
As of March 30, 2024, the carrying value was $485 million, net of $1 million of deferred financing fees, which were recorded within long-term debt in the Company’s consolidated balance sheets.
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
As of March 30, 2024, the carrying value of the Senior Notes was $450 million, which was recorded within short-term debt in the Company’s consolidated balance sheets.
Supplier Financing Program
The Company offers a supplier financing program which enables certain inventory suppliers, at their sole discretion, to sell their receivables (i.e., the Company’s payment obligations to suppliers) to a financial institution on a non-recourse basis in order to be paid earlier than current payment terms provide. The Company’s obligations, including the amount due and scheduled payment dates, which generally do not exceed 90 days, are not impacted by a suppliers’ decision to participate in this program. The Company does not reimburse suppliers for any costs they incur to participate in the program and their participation is voluntary. The amount outstanding under this program as of March 29, 2025 and March 30, 2024 were $24 million and $11 million, respectively and are recorded as short-term debt in the Company’s consolidated balance sheets.
The following table presents a rollforward of the Company’s supplier financing program activities (in millions):

	March 29, 2025	March 30, 2024
Obligations outstanding, beginning of year	$11	$4
Invoices added during the year	149	128
Invoices settled during the year	(136)	(121)
Obligations outstanding, end of year	$24	$11
Japan Credit Facility
As of March 29, 2025, the Company’s subsidiary in Japan had a short term credit facility (“Japan Credit Facility”) with Mitsubishi UFJ Financial Group (“MUFJ”), which may be used to fund general working capital needs of Michael Kors Japan K.K., subject to the bank’s discretion. The Japan Credit Facility is in effect until the Company’s decides to terminate the revolving line of credit. The Japan Credit Facility provides Michael Kors Japan K.K. with a revolving credit line of up to ¥1.0 billion ($7 million). The Japan Credit Facility bears interest at a rate posted by the bank plus 0.300% two business days prior to the date of borrowing or the date of interest renewal. As of March 29, 2025 and March 30, 2024, there were no borrowings outstanding under the Japan Credit Facility.
Hong Kong Credit Facilities
As of March 29, 2025, the Company’s Hong Kong subsidiary, Michael Kors (HK) Limited and Subsidiaries (“MKHKL”), had an uncommitted credit facility (“HK HSBC Credit Facility”) with HSBC Bank (“HSBC”), which may be used to fund general working capital needs of MKHKL through March 2026 subject to HSBC’s discretion. The HK Credit Facility provides MKHKL with a revolving line of credit of up to 25 million Hong Kong dollars ($3 million), which includes bank guarantees of up to 10 million Hong Kong dollars ($1 million). Borrowings under the HK HSBC Credit Facility must be made in increments of at least 5 million Hong Kong dollars and bear interest at the Hong Kong Interbank Offered Rate (“HIBOR”) plus 200 basis points. As of March 29, 2025 and March 30, 2024, there were no borrowings outstanding under the HK HSBC Credit Facility.
As of March 29, 2025, the Company’s Hong Kong subsidiary, MKHKL, had a short-term credit facility (“HK SCB Credit Facility”) with Standard Charter Bank (“SCB”), which may be used to fund general working capital needs, not to exceed 12 months. The HK SCB Credit Facility is in effect through November 2025. The HK SCB Credit Facility provides MKHKL with a revolving loan of up to 20 million Hong Kong dollars ($2 million). Borrowings under the HK SCB Credit Facility bear interest at 1.5% per annum at the time of borrowing. As of March 29, 2025 and March 30, 2024, there were no borrowings outstanding under the HK SCB Credit Facility.

China Credit Facilities
As of March 29, 2025, the Company’s subsidiary in China, Michael Kors Trading (Shanghai) Company Limited (“MKTSCL”), had a short-term credit facility (“China HSBC Credit Facility”) with HSBC, which may be used to fund general working capital needs, not to exceed 12 months. The China Credit Facility is in effect through August 2025. The China HSBC Credit Facility provides MKTSCL with a Revolving Loan Facility of up to RMB 65 million ($9 million), which includes a revolving loan of RMB 35 million ($5 million), an overdraft facility with a credit line of RMB 10 million ($1 million) and a non-financial bank guarantee facility of RMB 20 million ($2 million) or its equivalent in another currency, at lender’s discretion. Borrowings under the China HSBC Credit Facility bear interest at plus 0.42% of the applicable People’s Bank of China’s benchmark lending rate at the time of borrowing. As of March 29, 2025 and March 30, 2024, there were no borrowings outstanding under the China HSBC Credit Facility.
As of March 29, 2025, the Company’s subsidiary in China, MKTSCL, had a short-term credit facility (“China SCB Credit Facility”) with SCB, which may be used to fund general working capital needs, not to exceed 12 months. The China SCB Credit Facility is in effect through January 2026. The China SCB Credit Facility provides MKTSCL with a Revolving Loan Facility of up to RMB 30 million ($4 million), which includes a revolving loan of RMB 20 million ($2 million) and a bank guarantee with a sublimit of the revolving loan of RMB 10 million ($1 million). Borrowings under the China SCB Credit Facility bear interest at plus 0.15% of the applicable People’s Bank of China’s benchmark lending rate at the time of borrowing. As of March 29, 2025 and March 30, 2024, there were no borrowings outstanding under the China SCB Credit Facility.
Versace Facilities
During Fiscal 2024, the Company's subsidiary, GIVI Holding S.r.l. (“GIVI”), entered into an agreement with Banco BPM Banking Group (“the Bank”) to sell certain tax receivables to the Bank in exchange for cash. The arrangement was determined to be a financing arrangement because the de-recognition criteria for the receivables was not met at the time of the cash receipt from the Bank. As of March 29, 2025, the outstanding balance was $10 million, which was recorded within long-term debt in the Company’s consolidated balance sheets.
As of March 29, 2025, the Company’s subsidiary, Gianni Versace S.r.l. (“Versace”), had two uncommitted short-term credit facilities, one with Unicredit and the other with Intesa (“Versace Credit Facilities”), which may be used for general working capital needs of Versace. The Versace Credit Facilities are in effect until Unicredit or Intesa decides to terminate the credit facilities. The Versace Credit Facilities provide Versace with a swing line of credit of up to €25 million ($27 million), with interest set by Unicredit or Intesa on the date of borrowing. As of March 29, 2025 and March 30, 2024, there were no borrowings outstanding under the Versace Credit Facility.
As of March 29, 2025, Versace had an uncommitted short-term credit facility with BNP Paribas (“Versace BNP Credit Facility”), which may be used for general working capital needs of Versace. The Versace BNP Credit Facility is in effect until BNP Paribas decides to terminate the credit facility. The Versace BNP Credit Facility provides Versace with a swing line of credit of up to €4 million ($4 million), which includes a bank guarantee of €4 million ($4 million), with interest set by BNP Paribas on the date of borrowing. As of March 29, 2025 and March 30, 2024, there were no borrowings outstanding under the Versace BNP Credit Facility. As of March 29, 2025, there were €4 million ($4 million) bank guarantees outstanding under this facility.
13. Commitments and Contingencies
Commitments
The Company has issued stand-by letters of credit to guarantee certain of its retail and corporate operating lease commitments, aggregating $24 million at March 29, 2025, including $1 million in letters of credit issued under the Revolving Credit Facility.
Other Commitments
As of March 29, 2025, the Company also has other contractual commitments aggregating $2.145 billion, which consist of debt obligations of $1.506 billion, inventory purchase commitments of $553 million and other contractual obligations of $86 million, which primarily relate to the Company’s marketing and advertising obligations, information technology agreements and supply agreements.
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
At March 29, 2025 and March 30, 2024, the fair values of the Company’s derivative contracts were determined using broker quotations, which were calculations derived from observable market information: the applicable currency rates at the balance sheet date and those forward rates particular to the contract at inception. The Company makes no adjustments to these broker obtained quotes or prices, but assesses the credit risk of the counterparty and would adjust the provided valuations for counterparty credit risk when appropriate. The fair value of the Company’s derivative instruments are included in prepaid expenses and other current assets, other assets, accrued expenses and other current liabilities and in other long-term liabilities on the consolidated balance sheets depending on whether they represent assets or liabilities of the Company and based on the maturity date of each individual hedge contract. See Note 15 for further detail.

All contracts are measured and recorded at fair value on a recurring basis and are categorized in Level 2 of the fair value hierarchy, as shown in the following table (in millions):

	Fair value at March 29, 2025, using:			Fair value at March 30, 2024, using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets:
Net investment hedges	$—	$—	$—	$—	$12	$—
Total derivative assets	$—	$—	$—	$—	$12	$—

Derivative liabilities:
Forward foreign currency exchange contracts	$—	$2	$—	$—	$—	$—
Net investment hedges	—	289	—	—	88	—
Total derivative liabilities	$—	$291	$—	$—	$88	$—
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

	March 29, 2025		March 30, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Revolving Credit Facilities	$755	$755	$764	$764
2025 Term Loans	$706	$699	$—	$—
Versace Term Loan	$—	$—	$485	$487
Senior Notes due 2024	$—	$—	$450	$441
The Company’s cash and cash equivalents, accounts receivable and accounts payable are recorded at carrying value which approximates fair value.
Non-Financial Assets and Liabilities
The Company’s non-financial assets include goodwill, intangible assets, operating lease right-of-use assets and property and equipment. Such assets are reported at their carrying values and are not subject to recurring fair value measurements. The Company’s goodwill and its indefinite-lived intangible assets (Versace and Jimmy Choo brands) are assessed for impairment at least annually, while its other long-lived assets, including operating lease right-of-use assets, property and equipment and definite-lived intangible assets (Versace and Jimmy Choo customer relationships), are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The Company determines the fair values of these assets based on Level 3 measurements using the Company’s best estimates of the amount and timing of future discounted cash flows, based on historical experience, market conditions, current trends and performance expectations. See Note 3 for additional information.

The Company recorded $797 million, $577 million, and $142 million of impairment charges during Fiscal 2025, Fiscal 2024, and Fiscal 2023, respectively. The following table details the carrying values and fair values of the Company’s assets that have been impaired (in millions):

	Carrying Value Prior to Impairment	Fair Value	Impairment Charge (1)
Fiscal 2025:
Goodwill	$1,214	$784	$430
Brands	864	633	231
Operating Lease Right-of-Use Assets	169	76	93
Property and Equipment	45	12	33
Customer Relationships	10	—	10
Total	$2,302	$1,505	$797

Fiscal 2024:
Brands	$1,181	$884	$297
Goodwill	549	357	192
Operating Lease Right-of-Use Assets	175	98	77
Property and Equipment	19	8	11
Total	$1,924	$1,347	$577

Fiscal 2023:
Goodwill	$681	$599	$82
Operating Lease Right-of-Use Assets	100	67	33
Brands	224	200	24
Property and Equipment	4	1	3
Total	$1,009	$867	$142

(1)Includes $2 million of impairment charges that were recorded within restructuring and other charges related to the Company’s Global Optimization Plan during Fiscal 2024.

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
During the fourth quarter of Fiscal 2025, the Company entered into multiple EUR/USD forward contracts with total notional amounts of $50 million. Changes in the fair value of the Company’s forward foreign currency exchange contracts that are designated as accounting hedges are recorded in equity as a component of accumulated other comprehensive income and are reclassified from accumulated other comprehensive income into earnings when the items underlying the hedged transactions are recognized into earnings, as a component of cost of goods sold within the Company’s consolidated statements of operations and comprehensive (loss) income.
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
During the fourth quarter of Fiscal 2025, the Company entered into additional fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $550 million, of which the Company will exchange monthly fixed rate payments on United States dollar notional amounts for fixed rate payments of 0.0% in CHF. As of March 29, 2025, the Company had $3.5 billion of hedges outstanding to hedge its net investment in CHF denominated subsidiaries. These contracts have maturity dates between July 2025 and October 2030 and are designated as net investment hedges.
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

During the fourth quarter of Fiscal 2025, the Company terminated its fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $2.384 billion, which resulted in the Company receiving $42 million of cash. These were subsequently replaced by fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $2.364 billion related to its net investment in Euro denominated subsidiaries, of which the Company will exchange monthly fixed rate payments on United States dollar notional amounts for fixed rate payments of 0.0% in Euro. As of March 29, 2025, the Company had $2.364 billion of fixed-to-fixed cross-currency hedges outstanding related to its net investment in Euro denominated subsidiaries. These contracts have maturity dates between January 2027 and July 2031 and have been designated as net investment hedges.
When a cross-currency swap is used as a hedging instrument in a net investment hedge assessed under the spot method, the cross-currency basis spread is excluded from the assessment of hedge effectiveness and is recognized as a reduction in interest expense in the Company’s consolidated statements of operations and comprehensive (loss) income. Accordingly, the Company recorded interest income of $117 million, $95 million and $38 million, respectively, during Fiscal 2025, Fiscal 2024 and Fiscal 2023.
The net gain or loss on net investment hedges are reported within CTA as a component of accumulated other comprehensive income on the Company’s consolidated balance sheets. Upon discontinuation of the hedge, such amounts remain in CTA until the related net investment is sold or liquidated.
Interest Rate Swaps
During the second quarter of Fiscal 2025, the Company entered into multiple interest rate swaps with aggregate notional amounts of €800 million. The swaps were designed to mitigate the impact of adverse interest rate fluctuations for a portion of the Company’s variable rate debt. €500 million of the total interest rate swaps entered into relate to the Company’s Senior Revolving Credit Facility expiring July 2027. The remaining €300 million of the interest rate swaps entered into relate to the Company’s Versace Term Loan expiring December 2025. During the fourth quarter of Fiscal 2025, the Company terminated these interest rate swaps to coincide with the Company’s debt refinancing and paid $13 million. As of both March 29, 2025 and March 30, 2024, the Company did not have any interest rate swap agreements outstanding. See Note 12 for further detail on the Company’s debt refinancing.

When an interest rate swap agreement qualifies for hedge accounting as a cash flow hedge, the changes in the fair value are recorded in equity as a component of accumulated other comprehensive income and are reclassified into interest (income) expense, net, in the same period in which the hedged transactions affect earnings. During Fiscal 2025, the Company recorded $1 million of interest income related to this agreement. As of March 30, 2024, the Company did not have interest income related to interest rate swap agreements as they were entered into during the second quarter of Fiscal 2025.
Fair Value Hedges
The Company is exposed to transaction risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany loans which will impact earnings on a consolidated basis. To manage the foreign currency exchange rate risk related to these balances, the Company had previously entered into cross-currency swap agreements to hedge its exposure from Euro denominated intercompany loans on GBP denominated subsidiaries. As of March 29, 2025 and March 30, 2024, there were no fair value hedges outstanding.
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
In the fourth quarter of Fiscal 2024, the Company settled its Euro denominated intercompany loan and recognized $14 million of foreign currency loss within the Company’s consolidated statements of operations and comprehensive (loss) income from AOCI. The Company recorded a foreign currency gain of $28 million in foreign currency loss within the Company’s consolidated statements of operations and comprehensive (loss) income during Fiscal 2024 from the GBP Fair Value Hedge which offset translation losses from the underlying transaction.

The Company only enters into derivative instruments with highly credit-rated counterparties. The Company does not enter into derivative contracts for trading or speculative purposes.
The following table details the fair value of the Company’s derivative contracts, which are recorded on a gross basis in the consolidated balance sheets as of March 29, 2025 and March 30, 2024 (in millions):

			Fair Values
	Notional Amounts		Assets			Liabilities
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024		March 29, 2025		March 30, 2024
Designated forward foreign currency exchange contracts	$50	$—	$—	$—		$2	(1)	$—
Designated net investment hedges	5,864	3,850	—	12	(2)	289	(3)	88	(3)
Total hedges	$5,914	$3,850	$—	$12		$291		$88

(1)Recorded within accrued expenses and other current liabilities on the Company’s consolidated balance sheets.
(2)Recorded within other assets on the Company’s consolidated balance sheets.
(3)As of March 29, 2025, the Company recorded $12 million within accrued expenses and other current liabilities and $277 million within other long-term liabilities on the Company’s consolidated balance sheets. As of March 30, 2024, the Company recorded $3 million within accrued expenses and other current liabilities and $85 million within other long-term liabilities on the Company’s consolidated balance sheets.
The Company records and presents the fair value of all of its derivative assets and liabilities in its consolidated balance sheets on a gross basis, as shown in the above table. However, if the Company were to offset and record the asset and liability balances for its derivative instruments on a net basis in accordance with the terms of its master netting arrangements, which provide for the right to set-off amounts for similar transactions denominated in the same currencies and with the same banks, the resulting impact as of March 29, 2025 and March 30, 2024 would be as follows (in millions):

	Forward Currency Exchange Contracts		Net Investment Hedges
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Assets subject to master netting arrangements	$—	$—	$—	$12
Liabilities subject to master netting arrangements	$2	$—	$289	$88
Derivative assets, net	$—	$—	$—	$8
Derivative liabilities, net	$2	$—	$289	$84
Currently, the Company’s master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties.
The following table summarizes the pre-tax impact of the gains and losses on the Company’s designated forward foreign currency exchange contracts, net investment hedges, interest rate swaps and fair value hedges (in millions):

	Fiscal Year Ended March 29, 2025	Fiscal Year Ended March 30, 2024	Fiscal Year Ended April 1, 2023
	Pre-Tax Losses Recognized in OCI	Pre-Tax Losses Recognized in OCI	Pre-Tax Gains/(Losses) Recognized in OCI
Designated forward foreign currency exchange contracts	$—	$—	$8
Designated net investment hedges	$(129)	$(17)	$338
Designated interest rate swaps	$(12)	$—	$—
Designated fair value hedges	$—	$(8)	$(6)

The following tables summarize the pre-tax impact of the gains and losses within the consolidated statements of operations and comprehensive (loss) income related to the designated forward foreign currency exchange contracts and the designated fair value hedges (in millions):

	Fiscal Year Ended
	Pre-Tax (Gains) Losses Reclassified from Accumulated OCI			Location of (Gains) Losses Recognized
	March 29, 2025	March 30, 2024	April 1, 2023
Designated forward foreign currency exchange contracts	$—	$(4)	$(14)	Cost of goods sold
Designated fair value hedges	$—	$14	$—	Foreign currency loss
Undesignated Hedges
During both Fiscal 2025 and Fiscal 2024, the Company did not have any undesignated forward foreign currency exchange contracts outstanding. During Fiscal 2023 a gain of $2 million was recognized within foreign currency loss in the Company’s consolidated statements of operations and comprehensive (loss) income as a result of the changes in the fair value of undesignated forward foreign currency exchange contracts.
16. Shareholders’ Equity
Share Repurchase Program
On November 9, 2022, the Company announced its Board of Directors approved a two-year share repurchase program to purchase up to $1.0 billion of its outstanding ordinary shares. Share repurchases may be made in open market or privately negotiated transactions and/or pursuant to Rule 10b5-1 trading plans, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors. However, pursuant to the terms of the Merger Agreement, and subject to certain limited exceptions, the Company was prohibited from repurchasing its ordinary shares other than the acceptance of Company ordinary shares as payment of the exercise price of Company options or for withholding taxes with respect of Company equity awards. Accordingly, the Company did not repurchase any of its ordinary shares during the pendency of the Merger Agreement pursuant to the share repurchase program. The share repurchase program expired on November 9, 2024.
During Fiscal 2025, and for the reasons set forth above, the Company did not purchase any shares through open market transactions under the share repurchase program. During Fiscal 2024, the Company purchased 2,637,102 shares with a fair value of $100 million through open market transactions. As of March 29, 2025, the Company had no remaining availability under the Company’s share repurchase program as it expired on November 9, 2024.
The Company also has in place a “withhold to cover” repurchase program, which allows the Company to withhold ordinary shares from certain employees and directors to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards. During Fiscal 2025 and Fiscal 2024, the Company withheld 117,710 shares and 185,133 shares, respectively, with a fair value of $4 million and $7 million, respectively, in satisfaction of minimum tax withholding obligations relating to the vesting of restricted share awards.

Accumulated Other Comprehensive Income
The following table details changes in the components of accumulated other comprehensive income (“AOCI”), net of taxes, for Fiscal 2025, Fiscal 2024 and Fiscal 2023 (in millions):

	Foreign Currency Translation Gain (Loss) (1)	Net Gain (Loss) on Derivatives (2)	Other Comprehensive Income (Loss) Attributable to Capri
Balance at April 2, 2022	$184	$10	$194
Other comprehensive (loss) income before reclassifications	(41)	8	(33)
Less: amounts reclassified from AOCI to earnings	—	14	14
Other comprehensive loss, net of tax	(41)	(6)	(47)
Balance at April 1, 2023	143	4	147
Other comprehensive (loss) income before reclassifications	18	(14)	4
Less: amounts reclassified from AOCI to earnings	—	(10)	(10)
Other comprehensive income, net of tax	18	(4)	14
Balance at March 30, 2024	161	—	161
Other comprehensive loss before reclassifications	(94)	(10)	(104)
Less: amounts reclassified from AOCI to earnings	—	—	—
Other comprehensive loss, net of tax	(94)	(10)	(104)
Balance at March 29, 2025	$67	$(10)	$57

(1)Foreign currency translation adjustments for Fiscal 2025 primarily include a net $5 million translation loss, and a $89 million loss, net of taxes of $40 million, primarily relating to the Company’s net investment hedges. Foreign currency translation adjustments for Fiscal 2024 primarily include a net $25 million translation gain, partially offset by a $7 million loss, net of taxes of $2 million, primarily relating to the Company’s net investment hedges. Foreign currency translation adjustments for Fiscal 2023 primarily include a net $266 million translation loss, partially offset by a $224 million gain, net of taxes of $114 million, primarily relating to the Company’s net investment hedges.
(2)Reclassifications from AOCI into earnings for Fiscal 2025 primarily relate to the Company’s interest rate swaps, net of taxes of $2 million, and are recorded within interest (income) expense, net, in the Company’s consolidated statements of operations and comprehensive (loss) income. Reclassifications from AOCI into earnings for Fiscal 2024 primarily include a $14 million loss related to the Company’s GBP fair value hedge due to the settlement of the associated Euro denominated intercompany loans and are recorded within foreign currency loss in the Company’s consolidated statements of operations and comprehensive (loss) income. This is partially offset by a $4 million gain related to the forward foreign currency exchange contracts for inventory purchases and are recorded within cost of goods sold in the Company’s consolidated statements of operations and comprehensive (loss) income. Reclassifications from AOCI into earnings for Fiscal 2023 primarily include a $14 million gain related to the foreign currency exchange contracts for inventory purchases and are recorded within cost of goods sold in the Company’s consolidated statements of operations and comprehensive (loss) income.
17. Share-Based Compensation
The Company grants equity awards to certain employees and directors of the Company at the discretion of the Company’s Compensation and Talent Committee. The Company has two equity plans which includes one stock option plan adopted in Fiscal 2008 (as amended and restated, the “2008 Plan”), and an Omnibus Incentive Plan adopted in Fiscal 2012 and amended and restated with shareholder approval in May 2015 and again in June 2020 (the “Incentive Plan”). The 2008 Plan only provided for grants of share options and was authorized to issue up to 23,980,823 ordinary shares. As of March 29, 2025, there were no shares available to grant equity awards under the 2008 Plan. The Incentive Plan allows for grants of share options, restricted shares and restricted share units (“RSUs”), and other equity awards, and authorizes a total issuance of up to 22,471,000 ordinary shares after amendments in August 2022. At March 29, 2025, there were 2,716,741 ordinary shares available for future grants of equity awards under the Incentive Plan. Option grants issued from the 2008 Plan generally expire ten years from the grant date, and those issued under the Incentive Plan generally expire seven years from the grant date.

Share Options
Share options are granted with exercise prices equal to the fair market value on the date of grant. Generally, options vest on a pro-rata basis over a four year service period. The following table summarizes the share options activity during Fiscal 2025, and information about options outstanding at March 29, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding at March 30, 2024	191,967	$65.97
Granted	—	$—
Exercised	—	$—
Canceled/forfeited	(11,486)	$41.68
Outstanding at March 29, 2025	180,481	$67.52	0.21	$—
Vested or expected to vest at March 29, 2025	180,481	$67.52	0.21
Vested and exercisable at March 29, 2025	180,481	$67.52	0.21	$—
There were no unvested options and 180,481 vested options outstanding at March 29, 2025. The total intrinsic value of options exercised during both Fiscal 2025 and Fiscal 2024 were immaterial. The was no cash received from options exercised during Fiscal 2025 and $1 million in cash received from options exercised in Fiscal 2024. As of March 29, 2025, there was no remaining unrecognized share-based compensation expense for unvested share options.
There were no options granted during Fiscal 2025, Fiscal 2024 or Fiscal 2023.
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
The following table summarizes the RSU activity during Fiscal 2025:

	Service-based		Performance-based
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Unvested at March 30, 2024	2,688,284	$41.05	368,932	$41.34
Granted	2,058,643	$31.91	—	$—
Change due to performance conditions, net	—	$—	(152,921)	$47.41
Vested	(1,443,977)	$44.05	(12,318)	$40.59
Canceled/forfeited	(310,789)	$37.52	(40,739)	$36.82
Unvested at March 29, 2025	2,992,161	$33.68	162,954	$36.82

The total fair value of service-based RSUs vested during Fiscal 2025, Fiscal 2024 and Fiscal 2023 was $64 million, $87 million and $80 million, respectively. The total fair value of performance-based RSUs vested during Fiscal 2025, Fiscal 2024 and Fiscal 2023 were $1 million, $0 million and $7 million, respectively. As of March 29, 2025, the remaining unrecognized share-based compensation expense for unvested, service-based and performance-based RSU grants was $69 million and $1 million, respectively, which is expected to be recognized over the related weighted-average period of approximately 2.6 years and 1.2 years.
Share-Based Compensation Expense
The following table summarizes compensation expense attributable to share-based compensation for Fiscal 2025, Fiscal 2024 and Fiscal 2023 (in millions):

	Fiscal Years Ended
	March 29, 2025	March 30, 2024	April 1, 2023
Share-based compensation expense	$59	$72	$78
Tax benefits related to share-based compensation expense	$9	$8	$8
Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rates. The estimated value of future forfeitures for equity awards as of March 29, 2025 is $7 million.
18. Taxes
The Company is a United Kingdom tax resident and is incorporated in the British Virgin Islands. Certain Capri subsidiaries are subject to taxation in the United States while various other Capri subsidiaries are subject to taxation in foreign jurisdictions and are aggregated in the “Non-United States” caption below.
(Loss) income before provision (benefit) for income taxes consisted of the following (in millions):

	Fiscal Years Ended
	March 29, 2025	March 30, 2024	April 1, 2023
United States	$(149)	$(15)	$85
Non-United States	(578)	(268)	563
Total (loss) income before provision (benefit) for income taxes	$(727)	$(283)	$648
The provision (benefit) for income taxes consisted of the following (in millions):

	Fiscal Years Ended
	March 29, 2025		March 30, 2024		April 1, 2023
Current
United States - Federal	$—		$14		$62
United States - State	1		5		22
Non-United States	63	(1)	114	(3)	46	(5)
Total current provision for income taxes	64		133		130
Deferred
United States - Federal	197	(2)	(12)		(40)
United States - State	30		(5)		(6)
Non-United States	161	(2)	(170)	(4)	(55)
Total deferred provision (benefit) for income taxes	388		(187)		(101)
Total provision (benefit) for income taxes	$452		$(54)		$29

(1)Primarily relates to the release of uncertain tax positions in Fiscal 2025.
(2)Primarily relates to the valuation allowance on deferred tax assets recorded in Fiscal 2025.
(3)Primarily relates to the UK tax restructuring activities in Fiscal 2024.
(4)Primarily relates to the impairment of Jimmy Choo and Versace indefinite-lived intangible assets in Fiscal 2024.
(5)Primarily relates to the remeasurement of an Asian income tax reserve.
The Company’s provision (benefit) for income taxes for the fiscal years ended March 29, 2025, March 30, 2024 and April 1, 2023 were different from the amount computed by applying the statutory U.K. income tax rates to the underlying (loss) income before provision (benefit) for income taxes as a result of the following (in millions):

	Fiscal Years Ended
	March 29, 2025		March 30, 2024		April 1, 2023
	Amount	% (1)	Amount	% (1)	Amount	% (1)
Provision (benefit) for income taxes at the U.K. statutory tax rate (2)	$(182)	25.0%	$(71)	25.0%	$123	19.0%
Effects of global financing arrangements (3)	(27)	3.7%	(28)	9.9%	(78)	(12.1)%
Differences in tax effects on foreign income	(17)	2.3%	(25)	8.8%	(1)	(0.2)%
Liability for uncertain tax positions	(48)	6.6%	(11)	3.9%	(3)	(0.4)%
Effect of changes in valuation allowances on deferred tax assets(4)	573	(78.8)%	(9)	3.1%	(37)	(5.8)%
Non-deductible goodwill impairment (5)	107	(14.7)%	48	(17.0)%	15	2.4%
State and local income taxes, net of federal benefit	16	(2.2)%	11	(3.9)%	10	1.5%
Share based compensation	7	(1.0)%	15	(5.4)%	6	0.9%
Withholding tax	4	(0.6)%	5	(1.6)%	3	0.5%
Merger related costs	—	—%	4	(1.5)%	—	—%
Other	19	(2.6)%	7	(2.3)%	(9)	(1.3)%
Effective tax rate	$452	(62.2)%	$(54)	19.0%	$29	4.5%

(1)Tax rates are calculated using unrounded numbers.
(2)The UK statutory tax rate increased from 19% to 25% on April 1, 2023.
(3)Includes the tax related impacts of hedge terminations in conjunction with global financing arrangements.
(4)Includes a full valuation allowance recorded on the Company’s deferred tax assets in Fiscal 2025.
(5)Attributable to goodwill impairment charges related to Jimmy Choo and Versace in Fiscal 2025 and Jimmy Choo in Fiscal 2024 and Fiscal 2023.

Significant components of the Company’s deferred tax assets (liabilities) consist of the following (in millions):

	Fiscal Years Ended
	March 29, 2025		March 30, 2024
Deferred tax assets
Operating lease liabilities	$402		$458
Net operating loss carryforwards	303	(1)	334
Accrued interest	214	(2)	108
Depreciation	46		47
Sales allowances	25		29
Inventories	27		23
Capitalized research and development	14		18
Stock compensation	6		4
Payroll related accruals	2		2
Other	28		18
Total deferred tax assets	1,067		1,041
Valuation allowance (4)	(691)		(176)
Net deferred tax assets	376		865

Deferred tax liabilities
Goodwill and intangibles	(259)	(3)	(333)	(5)
Operating lease right-of-use-assets	(305)		(359)
Derivative financial instruments	(140)		(183)
Other	(11)		—
Total deferred tax liabilities	(715)		(875)
Net deferred tax liabilities	$(339)		$(10)

(1)Includes foreign losses true-up from tax return filed in Fiscal 2025.
(2)Includes incremental U.S. accrued interest recorded during Fiscal 2025.
(3)Includes the impact of the Jimmy Choo and Versace indefinite-lived intangible asset impairment recorded during Fiscal 2025.
(4)Includes the impact of the full valuation allowance recorded during Fiscal 2025 and an incremental Swiss valuation allowance recorded during Fiscal 2024.
(5)Includes the impact of the Jimmy Choo and Versace indefinite-lived intangible asset impairment recorded during Fiscal 2024.
The Company maintains a valuation allowance for deferred tax assets applicable to subsidiaries in jurisdictions for which separate income tax returns are filed by assessing both positive and negative available evidence to determine whether it is more likely than not that the deferred tax assets will be recoverable. As a result of the three year cumulative loss at a consolidated level, the Company recorded a full valuation allowance resulting in an increase of $516 million of the valuation allowance in Fiscal 2025. In Fiscal 2024 and Fiscal 2023 the valuation allowance increased by $124 million and decreased by $40 million, respectively. In certain jurisdictions, the Company increased the valuation allowance by $549 million, $135 million and $6 million and decreased valuation allowances $33 million, $11 million and $14 million in Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively. The valuation allowance is evaluated periodically and can be reversed partially or in full depending on the future expectations of the realization of deferred tax assets on a jurisdictional level.
As of March 29, 2025, the Company had non-United States and United States net operating loss carryforwards of $1.656 billion, a portion of which will begin to expire in Fiscal 2026.
As of March 29, 2025 and March 30, 2024, the Company had liabilities related to its uncertain tax positions, including accrued interest, of $117 million and $188 million, respectively, which are included in other long-term liabilities in the Company’s consolidated balance sheets.

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate, was $117 million, $173 million and $221 million as of March 29, 2025, March 30, 2024 and April 1, 2023, respectively. A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding accrued interest, for Fiscal 2025, Fiscal 2024 and Fiscal 2023, are presented below (in millions):

	Fiscal Years Ended
	March 29, 2025		March 30, 2024		April 1, 2023
Unrecognized tax benefits beginning balance	$157		$200		$221
Additions related to prior period tax positions	1		16		12
Additions related to current period tax positions	—		6		14
Decreases related to audit settlements	(12)		(46)	(2)	(2)
Decreases related to prior period tax positions	(31)	(1)	(16)		(42)
Decreases in prior period positions due to lapses in statute of limitations	(16)		(3)		(3)
Unrecognized tax benefits ending balance	$99		$157		$200

(1)This amount is primarily related to a favorable Italian tax ruling related to stock compensation during Fiscal 2025.
(2)This amount is primarily related to settlements of Italian transfer pricing and Hong Kong corporate income tax audits during Fiscal 2024.
The Company classifies interest and penalties related to unrecognized tax benefits as components of the provision for income taxes. The Company recognized a reduction of $13 million and $11 million in interest and penalties in the consolidated statements of operations and comprehensive (loss) income for Fiscal 2025 and Fiscal 2024, respectively. The Company recognized an increase of $14 million in interest and penalties in the consolidated statements of operations and comprehensive (loss) income for Fiscal 2023.
The total amount of unrecognized tax benefits relating to the Company’s tax positions is subject to change based on future events including, but not limited to, the settlement of ongoing tax audits and assessments and the expiration of applicable statutes of limitations. The Company anticipates that the balance of gross unrecognized tax benefits, excluding interest and penalties, will be reduced by $16 million during the next 12 months, primarily due to the anticipated settlement of tax examinations as well as statute of limitation expirations. However, the outcomes and timing of such events are highly uncertain and changes in the occurrence, expected outcomes and timing of such events could cause the Company’s current estimate to change materially in the future.
The Company files income tax returns in the United States and in various foreign, state and local jurisdictions. Most examinations have been completed by tax authorities or the statute of limitations has expired for United States federal, foreign, state and local income tax returns filed by the Company for years through Fiscal 2019.
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
19. Retirement Plans
The Company maintains defined contribution retirement plans for its employees, who generally become eligible to participate after three months of service. Features of these plans allow participants to contribute a percentage of their compensation, up to statutory limits depending upon the country in which the employee resides, and provide for mandatory and/or discretionary matching contributions by the Company, which vary by country. During Fiscal 2025, Fiscal 2024, and Fiscal 2023, the Company recognized expenses of approximately $18 million, $18 million and $17 million, respectively, related to these retirement plans.

20. Segment Information
The Company operates its business through three operating segments — Versace, Jimmy Choo and Michael Kors, which are based on its business activities and organization. The reportable segments are segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by the Company’s chief operating decision maker (“CODM”), who is the Company’s Chairman and Chief Executive Officer, in deciding how to allocate resources, as well as in assessing performance. The primary key performance indicators are revenue and operating income for each segment. The Company’s reportable segments represent components of the business that offer similar merchandise, customer experience and sales/marketing strategies.
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
In addition to these reportable segments, the Company has certain corporate costs that are not directly attributable to its brands and, therefore, are not allocated to its segments. Such costs primarily include certain administrative, corporate occupancy, shared service and information technology systems expenses, including enterprise resource planning system implementation costs and Capri transformation program costs. In addition, certain other costs are not allocated to segments, including transaction related income (costs), impairment charges and restructuring and other expense. The segment structure is consistent with how the Company’s CODM plans and allocates resources, manages the business and assesses performance. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance.

The following table presents the key performance information of the Company’s reportable segments (in millions):

		Fiscal Years Ended
		March 29, 2025	March 30, 2024	April 1, 2023
	Total revenue:
	Versace	$821	$1,030	$1,106
	Jimmy Choo	605	618	633
	Michael Kors	3,016	3,522	3,880
	Total revenue	$4,442	$5,170	$5,619

	Cost of goods sold:
	Versace	$246	$306	$277
	Jimmy Choo	200	192	186
	Michael Kors	1,170	1,333	1,432
	Total cost of goods sold	$1,616	$1,831	$1,895

	Selling, general and administrative expenses:
	Versace	$571	$644	$615
	Jimmy Choo	393	394	380
	Michael Kors	1,426	1,473	1,484
	Corporate	191	273	229
	Total selling, general and administrative expenses	$2,581	$2,784	$2,708

	Depreciation and amortization:
	Versace	$58	$55	$51
	Jimmy Choo	29	29	29
	Michael Kors	79	82	95
	Corporate	27	22	4
	Total depreciation and amortization	$193	$188	$179

	(Loss) income from operations:
	Versace	$(54)	$25	$152
	Jimmy Choo	(17)	3	38
	Michael Kors	341	634	868
		270	662	1,058
Less:	Corporate expenses	(233)	(275)	(233)
	Impairment of assets (1)	(797)	(575)	(142)
	Transaction related income (costs)	15	(20)	—
	COVID-19 related charges (2)	—	—	9
	Impact of war in Ukraine (3)	—	—	3
	Restructuring and other expense (4)	(7)	(33)	(16)
	(Loss) income from operations	$(752)	$(241)	$679

(1)Impairment of assets during Fiscal 2025 includes $656 million, $91 million and $50 million of impairment charges related to the Versace, Jimmy Choo and Michael Kors reportable segments, respectively. Impairment of assets during Fiscal 2024 includes $283 million, $267 million and $25 million of impairment charges related to the Versace, Jimmy Choo and Michael Kors reportable segments, respectively. Impairment of assets during Fiscal 2023 includes $2 million, $110 million and $30 million of impairment charges related to the Versace, Jimmy Choo and

Michael Kors reportable segments, respectively.
(2)COVID-19 related charges during Fiscal 2023 primarily include net inventory credits of $9 million and are recorded within costs of goods sold in the consolidated statements of operations and comprehensive (loss) income.
(3)These charges primarily relate to incremental credit losses and inventory reserves which are a direct impact of the war in Ukraine. Credit losses are recorded within selling, general and administrative expenses and inventory related costs are recorded within costs of goods sold in the consolidated statements of operations and comprehensive (loss) income.
(4)See Note 11 for details on the Company's restructuring program.
Total revenue (based on country of origin) and long-lived assets by geographic location are as follows (in millions):

	Fiscal Years Ended
	March 29, 2025	March 30, 2024	April 1, 2023
Revenue:
The Americas (1)	$2,479	$2,812	$3,220
EMEA	1,296	1,501	1,542
Asia	667	857	857
Total revenue	$4,442	$5,170	$5,619

	As of
	March 29, 2025	March 30, 2024	April 1, 2023
Long-lived assets:
The Americas (1)	$857	$1,031	$882
EMEA	1,486	1,818	2,129
Asia	499	562	599
Total long-lived assets	$2,842	$3,411	$3,610

(1)Net revenues earned in the United States during Fiscal 2025, Fiscal 2024 and Fiscal 2023 were $2.258 billion, $2.546 billion and $2.951 billion, respectively. Long-lived assets located in the United States as of March 29, 2025, March 30, 2024 and April 1, 2023 were $812 million, $993 million and $826 million, respectively.
As of March 29, 2025, the Company’s total long-lived assets on its consolidated balance sheet were $2.842 billion, of which, $1.217 billion related to Michael Kors, $1.022 billion related to Versace and $603 million related to Jimmy Choo.
See Note 9 for the Company’s goodwill by reportable segment.
Total revenue by major product category are as follows (in millions):

	Fiscal Years Ended
	March 29, 2025	% of Total	March 30, 2024	% of Total	April 1, 2023	% of Total
Accessories	$2,183	49.1%	$2,570	49.7%	$2,826	50.3%
Footwear	1,237	27.9%	1,151	22.3%	1,217	21.7%
Apparel	601	13.6%	965	18.7%	1,107	19.7%
Licensing revenue	201	4.5%	219	4.2%	211	3.8%
Licensed product	192	4.3%	230	4.4%	222	4.0%
Other	28	0.6%	35	0.7%	36	0.5%
Total revenue	$4,442		$5,170		$5,619

21. Subsequent Events
On April 10, 2025, the Company and Prada S.p.A. (“Prada”) entered into a Stock Purchase Agreement (the “Purchase Agreement”) whereby Prada has agreed to acquire certain subsidiaries of the Company which operate the Company’s Versace business for an aggregate purchase price of $1.375 billion in cash, subject to certain adjustments, including for net indebtedness, working capital and transaction expenses. As of this date, the Company determined that the pending sale of the Versace business met the criteria for held-for-sale accounting and will be reported as such in the first quarter of Fiscal 2026.
The closing of the transaction is subject to customary closing conditions, including (a) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (b) regulatory approvals having been obtained in other specified jurisdictions outside of the United States, (c) the accuracy of each party’s representations and warranties as of the closing date, subject to materiality qualifications, (d) the absence of a material adverse effect with respect to the Versace business and (e) each party’s performance of its covenants under the Purchase Agreement in all material respects. Prior to the closing, the Company expects to undertake a reorganization of certain of its subsidiaries in order to facilitate the transaction, which is currently anticipated to be structured as an acquisition by Prada of all of the outstanding interests in the Company’s indirect wholly owned subsidiary, GIVI Holding S.r.l.
The Purchase Agreement contains customary representations, warranties and covenants, and it contains limited indemnities by the parties for certain matters. Between the time of the entry into the Purchase Agreement and the closing of the transaction, subject to certain exceptions, the Company has agreed to use its reasonable best efforts to conduct the Versace business in the ordinary course of business in all material respects and not to take certain actions with respect to the Versace business without Prada’s prior written consent. At the closing of the transaction, the Company and Prada will enter into a transition services agreement pursuant to which the Company will provide Prada with certain transition services for the period of time and compensation as set forth therein.
The Purchase Agreement also includes customary termination provisions, including the right of either the Company or Prada to terminate the Purchase Agreement if (a) the closing of the transaction has not occurred by January 12, 2026 (subject to an automatic three month extension under certain circumstances), (b) there is an order or law that makes illegal or prohibits the consummation of the transaction or (c) the other party has breached its representations, warranties or covenants in a way that prevents satisfaction of a closing condition, subject to a cure period. The Company and Prada have agreed to use their respective reasonable best efforts to consummate the closing of the transaction as promptly as practicable, subject to certain additional provisions and limitations set forth in the Purchase Agreement.
Additional information about the Purchase Agreement is set forth in the Company's Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on April 10, 2025.