Form 10-Q
period 2025-06-28
Capri Holdings Ltd
filed 2025-08-07
CIK 1530721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2025
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
As of July 31, 2025, Capri Holdings Limited had 119,048,057 ordinary shares outstanding.

Special Note on Forward-Looking Statements
This report contains statements which are, or may be deemed to be, “forward-looking statements.” Forward-looking statements are prospective in nature and are not based on historical facts, but rather on current expectations and projections of management of Capri Holdings Limited (“Capri” or the “Company”) about future events and are therefore subject to risks and uncertainties which could cause actual results to differ materially from the future results expressed or implied by the forward-looking statements. All statements other than statements of historical facts included herein, may be forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “plans”, “believes”, “expects”, “intends”, “will”, “should”, “could”, “would”, “may”, “anticipates”, “might” or similar words or phrases, are forward-looking statements. These forward-looking statements are not guarantees of future financial performance. Such forward-looking statements involve known and unknown risks and uncertainties that could significantly affect expected results and are based on certain key assumptions, which could cause actual results to differ materially from those projected or implied in any forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, macroeconomic pressures and general uncertainty regarding the overall future economic environment, the imposition or threat of imposition of new or additional duties, tariffs or trade restrictions on the importation of our products; changes in fashion, consumer traffic and retail trends; fluctuations in demand for our products; loss of market share and increased competition; risks associated with operating in international markets and global sourcing activities, including currency fluctuations, disruptions or delays in manufacturing or shipments; departure of key employees or failure to attract and retain highly qualified personnel; levels of cash flow and future availability of credit, Capri's ability to successfully execute its growth strategies or cost reduction measures; the risk of cybersecurity threats and privacy or data security breaches; reductions in our wholesale channel; high consumer debt levels, recession and inflationary pressures and general economic, political, business or market conditions; the impact of epidemics, pandemics, disasters or catastrophes; our ability to successfully execute the proposed sale of Versace to Prada S.p.A. (“Prada”) and other risks related to the transaction; extreme weather conditions and natural disasters; acts of war and other geopolitical conflicts; the risk of any litigation relating to the Company's previously proposed merger (the “Merger”) with Tapestry, Inc. (“Tapestry”), the termination of the Agreement and Plan of Merger (the “Merger Agreement”) with Tapestry and/or public disclosures related thereto, as well as those risks that are set forth in Part II, Item 1A. “Risk Factors” and elsewhere in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2025. Any forward-looking statement in this report speaks only as of the date made and Capri disclaims any obligation to update or revise any forward-looking or other statements contained herein other than in accordance with legal and regulatory obligations.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data) (Unaudited)

	June 28, 2025	March 29, 2025
Assets
Current assets
Cash and cash equivalents	$129	$107
Receivables, net	171	215
Inventories, net	779	701
Prepaid expenses and other current assets	176	156
Current assets held for sale	384	342
Total current assets	1,639	1,521
Property and equipment, net	400	393
Operating lease right-of-use assets	823	825
Intangible assets, net	595	582
Goodwill	204	199
Deferred tax assets	1	—
Other assets	100	99
Noncurrent assets held for sale	1,707	1,594
Total assets	$5,469	$5,213
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$403	$379
Accrued payroll and payroll related expenses	78	81
Accrued income taxes	52	66
Short-term operating lease liabilities	241	249
Short-term debt	21	24
Accrued expenses and other current liabilities	265	233
Current liabilities held for sale	339	304
Total current liabilities	1,399	1,336
Long-term operating lease liabilities	808	814
Deferred tax liabilities	75	233
Long-term debt	1,650	1,466
Other long-term liabilities	962	417
Noncurrent liabilities held for sale	588	575
Total liabilities	5,482	4,841
Commitments and contingencies
Shareholders’ equity
Ordinary shares, no par value; 650,000,000 shares authorized; 228,886,329 shares issued and 119,040,814 outstanding at June 28, 2025; 227,672,351 shares issued and 117,913,201 outstanding at March 29, 2025	—	—
Treasury shares, at cost (109,845,515 shares at June 28, 2025 and 109,759,150 shares at March 29, 2025)	(5,463)	(5,462)
Additional paid-in capital	1,492	1,476
Accumulated other comprehensive (loss) income	(396)	57
Retained earnings	4,350	4,297
Total shareholders’ equity of Capri	(17)	368
Noncontrolling interest	4	4
Total shareholders’ equity	(13)	372
Total liabilities and shareholders’ equity	$5,469	$5,213
See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended
	June 28, 2025	June 29, 2024
Total revenue	$797	$848
Cost of goods sold	295	313
Gross profit	502	535
Selling, general and administrative expenses	455	491
Depreciation and amortization	30	32
Restructuring and other expense	1	1
Total operating expenses	486	524
Income from operations	16	11
Other income, net	(1)	—
Interest income, net	(18)	(4)
Foreign currency (gain) loss	(5)	4
Income from continuing operations before income taxes	40	11
(Benefit) provision for income taxes	(16)	6
Net income from continuing operations	56	5
Net loss from discontinued operations, net of tax	(3)	(17)
Net income (loss)	53	(12)
Less: Net income attributable to noncontrolling interest from continuing operations	—	2
Net income (loss) attributable to Capri	$53	$(14)

Weighted average ordinary shares outstanding:
Basic	118,799,819	117,440,282
Diluted	119,107,663	118,256,417
Net income (loss) per ordinary share attributable to Capri:
Basic from continuing operations	$0.47	$0.03
Basic from discontinued operations	(0.03)	(0.14)
Basic per ordinary share	$0.44	$(0.11)

Diluted from continuing operations	$0.47	$0.03
Diluted from discontinued operations	(0.03)	(0.15)
Diluted per ordinary share	$0.44	$(0.12)

Statements of Comprehensive Loss:
Net income (loss)	$53	$(12)
Foreign currency translation adjustments	(451)	(29)
Net loss on derivatives	(2)	—
Comprehensive loss	(400)	(41)
Less: Net income attributable to noncontrolling interest	—	2
Comprehensive loss attributable to Capri	$(400)	$(43)

See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except share data which is in thousands)
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		AOCI(1)	Retained Earnings	Total Equity of Capri	Non-controlling Interest	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at March 29, 2025	227,672	$—	$1,476	(109,759)	$(5,462)	$57	$4,297	$368	$4	$372
Net income	—	—	—	—	—	—	53	53	—	53
Other comprehensive loss	—	—	—	—	—	(453)	—	(453)	—	(453)
Total comprehensive loss	—	—	—	—	—	—	—	(400)	—	(400)
Vesting of restricted awards, net of forfeitures	1,214	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	16	—	—	—	—	16	—	16
Repurchase of ordinary shares	—	—	—	(87)	(1)	—	—	(1)	—	(1)
Balance at June 28, 2025	228,886	$—	$1,492	(109,846)	$(5,463)	$(396)	$4,350	$(17)	$4	$(13)

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		AOCI(1)	Retained Earnings	Total Equity of Capri	Non-controlling Interest	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at March 30, 2024	226,271	$—	$1,417	(109,641)	$(5,458)	$161	$5,479	$1,599	$1	$1,600
Net (loss) income	—	—	—	—	—	—	(14)	(14)	2	(12)
Other comprehensive loss	—	—	—	—	—	(29)	—	(29)	—	(29)
Total comprehensive (loss) income	—	—	—	—	—	—	—	(43)	2	(41)
Vesting of restricted awards, net of forfeitures	1,246	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	26	—	—	—	—	26	—	26
Repurchase of ordinary shares	—	—	—	(94)	(3)	—	—	(3)	—	(3)
Balance at June 29, 2024	227,517	$—	$1,443	(109,735)	$(5,461)	$132	$5,465	$1,579	$3	$1,582

(1)Accumulated other comprehensive (loss) income.

See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	June 28, 2025	June 29, 2024
Cash flows from operating activities
Net income (loss)	$53	$(12)
Net loss from discontinued operations, net of tax	(3)	(17)
Net income from continuing operations	56	5
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	30	32
Share-based compensation expense	14	24
Deferred income taxes	(17)	5
Changes to lease related balances, net	(18)	(29)
Foreign currency gain	(1)	—
Other non-cash adjustments	1	3
Change in assets and liabilities:
Receivables, net	50	46
Inventories, net	(55)	(45)
Prepaid expenses and other current assets	(16)	20
Accounts payable	15	62
Accrued expenses and other current liabilities	(34)	(29)
Other long-term assets and liabilities	(5)	(28)
Net cash provided by operating activities of continuing operations	20	66
Net cash (used in) provided by operating activities of discontinued operations	(28)	17
Net cash (used in) provided by operating activities	(8)	83
Cash flows from investing activities
Capital expenditures	(13)	(16)
Cash paid for business acquisitions, net of cash acquired	—	(9)
Net cash used in investing activities of continuing operations	(13)	(25)
Net cash used in investing activities of discontinued operations	(6)	(27)
Net cash used in investing activities	(19)	(52)
Cash flows from financing activities
Debt borrowings	597	358
Debt repayments	(502)	(364)
Repurchase of ordinary shares	(1)	(3)
Net cash provided by (used in) financing activities of continuing operations	94	(9)
Net cash provided by (used in) financing activities of discontinued operations	—	—
Net cash provided by (used in) financing activities	94	(9)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(32)	(5)
Net increase in cash, cash equivalents and restricted cash	35	17
Beginning of period	175	205
End of period	$210	$222
Supplemental disclosures of cash flow information
Cash paid for interest	$15	$18
Net cash paid for income taxes	$46	$43
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$15	$20
Summary of cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash of continuing operations, end of period	$139	$183
Cash, cash equivalents and restricted cash of discontinued operations, end of period	71	39
Cash, cash equivalents and restricted cash, end of period	$210	$222
See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Business and Basis of Presentation
The Company was incorporated in the British Virgin Islands on December 13, 2002 as Michael Kors Holdings Limited and changed its name to Capri Holdings Limited (“Capri”, and together with its subsidiaries, the “Company”) on December 31, 2018. The Company is a holding company that owns brands that are leading designers, marketers, distributors and retailers of branded women’s and men’s accessories, apparel and footwear bearing the Michael Kors, Jimmy Choo and Versace tradenames and related trademarks and logos. The Company operates in three reportable segments: Michael Kors, Jimmy Choo and Versace. See Note 18 for additional information regarding the Company’s segments.
On April 10, 2025, the Company and Prada S.p.A. (“Prada”) entered into a Stock Purchase Agreement (the “Purchase Agreement”) whereby Prada has agreed to acquire certain subsidiaries of the Company which operate the Company’s Versace business for an aggregate purchase price of $1.375 billion in cash, subject to certain adjustments, including for net indebtedness, working capital and transaction expenses. As a result, the Company determined that the held for sale and discontinued operations criteria have been met during the first quarter and the Company has classified the results of operations and cash flows of its Versace business as discontinued operations in its consolidated statements of operations and comprehensive income (loss) and consolidated statements of cash flows for all periods presented. The related assets and liabilities associated with the discontinued operations are classified as held for sale in the consolidated balance sheets as of June 28, 2025 and March 29, 2025. Unless otherwise noted, discussion within these notes to the consolidated interim financial statements relate to continuing operations. Refer to Note 4 - "Discontinued Operations" for further information.
The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned or controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The interim consolidated financial statements as of June 28, 2025 and for the three months ended June 28, 2025 and June 29, 2024 are unaudited. The Company consolidates the results of its Versace business on a one-month lag, as consistent with prior periods. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with U.S. GAAP. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended March 29, 2025, as filed with the Securities and Exchange Commission on May 28, 2025, in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full fiscal year.
The Company utilizes a 52- to 53-week fiscal year and the term “Fiscal Year” or “Fiscal” refers to that 52-week or 53-week period. The results for the three months ended June 28, 2025 and June 29, 2024 are based on 13-week periods. The Company’s Fiscal Year 2026 is a 52-week period ending March 28, 2026.
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
Cash, Cash Equivalents and Restricted Cash
All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Included in the Company’s cash and cash equivalents as of June 28, 2025 and March 29, 2025 are credit card receivables of $24 million and $20 million, respectively, which generally settle within two to three business days.
A reconciliation of cash, cash equivalents and restricted cash as of June 28, 2025 and March 29, 2025 from the consolidated balance sheets to the consolidated statements of cash flows is as follows (in millions):

	June 28, 2025	March 29, 2025
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$129	$107
Restricted cash included within prepaid expenses and other current assets	10	9
Total cash, cash equivalents and restricted cash shown on the consolidated statements of cash flows from continuing operations	$139	$116

Inventories
Inventories primarily consist of finished goods with the exception of raw materials and work in process. The combined total of raw materials and work in process recorded on the Company’s consolidated balance sheets was $18 million and $17 million as of June 28, 2025 and March 29, 2025, respectively.
Derivative Financial Instruments
Forward Foreign Currency Exchange Contracts
The Company uses forward foreign currency exchange contracts to manage its exposure to fluctuations in foreign currencies for certain transactions. The Company, in its normal course of business, enters into transactions with foreign suppliers and seeks to minimize risks related to these transactions. The Company employs these forward contracts to hedge the Company’s cash flows, as they relate to transactions denominated in foreign currencies. Certain of these contracts are designated as hedges for accounting purposes, while others may remain undesignated. All of the Company’s derivative instruments are recorded in the Company’s consolidated balance sheets at fair value on a gross basis, regardless of their hedge designation.
The Company designates certain contracts related to the purchase of inventory that qualify for hedge accounting as cash flow hedges. Formal hedge documentation is prepared for all derivative instruments designated as hedges, including a description of the hedged transaction, the hedging instrument and the risk being hedged. The changes in the fair value for contracts designated as cash flow hedges are recorded in equity as a component of accumulated other comprehensive (loss) income until the hedged item affects earnings. When the inventory related to forecasted inventory purchases that are being hedged is sold to a third-party, the gains or losses deferred in accumulated other comprehensive (loss) income are recognized within cost of goods sold. The Company uses regression analysis to assess effectiveness of derivative instruments that are designated as hedges, which compares the change in the fair value of the derivative instrument to the change in the related hedged item. If the hedge is no longer expected to be highly effective, future changes in the fair value are recognized in earnings. For those contracts that are not designated as hedges, changes in the fair value are recorded to foreign currency (gain) loss in the Company’s consolidated statements of operations and comprehensive income (loss). The Company classifies cash flows relating to its forward foreign currency exchange contracts related to the purchase of inventory consistently with the classification of the hedged item, within cash flows from operating activities.
The Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. In order to mitigate counterparty credit risk, the Company only enters into contracts with carefully selected financial institutions based upon their credit ratings and certain other financial factors, adhering to established limits for credit exposure. The aforementioned forward contracts generally have a term less than 12 months. The period of these contracts is directly related to the transactions they are intended to hedge.
Net Investment Hedges
The Company also uses cross currency swap agreements to hedge its net investments in foreign operations against future volatility in the exchange rates between different currencies. The Company has elected the spot method of designating these contracts under ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” and has designated these contracts as net investment hedges. The net gain or loss on the net investment hedge is reported within foreign currency translation adjustments (“CTA”), as a component of accumulated other comprehensive (loss) income on the Company’s consolidated balance sheets. Interest accruals and coupon payments are recognized directly in interest income, net, in the Company’s consolidated statements of operations and comprehensive income (loss). Upon discontinuation of a hedge, all previously recognized amounts remain in CTA until the net investment is sold or liquidated.
Interest Rate Swap Agreements
The Company also uses interest rate swap agreements to hedge the variability of its cash flows resulting from floating interest rates on the Company’s borrowings. When an interest rate swap agreement qualifies for hedge accounting as a cash flow hedge, the changes in the fair value are recorded in equity as a component of accumulated other comprehensive (loss) income and are reclassified into interest income, net, in the same period during which the hedged transactions affect earnings.

Leases

The Company leases retail stores, office space and warehouse space under operating lease agreements that expire at various dates through September 2043. The Company’s leases generally have terms of up to ten years, generally require fixed rent payments and may require the payment of additional rent if store sales exceed a negotiated amount. Although most of the Company’s equipment is owned, the Company has limited equipment leases that expire on various dates through December 2029. The Company acts as sublessor in certain leasing arrangements, primarily related to closed stores under its restructuring initiatives. Fixed sublease payments received are recognized on a straight-line basis over the sublease term. The Company determines the sublease term based on the date it provides possession to the subtenant through the expiration date of the sublease.

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
The following table presents the Company’s supplemental cash flow information related to leases (in millions):

	Three Months Ended
	June 28, 2025	June 29, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$85	$88
During both the three months ended June 28, 2025 and June 29, 2024, the Company recorded sublease income of $2 million within selling, general and administrative expenses.
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

The components of the calculation of basic net income per ordinary share and diluted net income per ordinary share are as follows (in millions, except share and per share data):

	Three Months Ended
	June 28, 2025	June 29, 2024
Numerator:
Net income from continuing operations	$56	$5
Less: Net income attributable to noncontrolling interest from continuing operations	—	2
Net income attributable to Capri from continuing operations	$56	$3

Net loss from discontinued operations, net of tax	$(3)	$(17)
Less: Net income attributable to noncontrolling interest from discontinued operations	—	—
Net (loss) attributable to Capri from discontinued operations	(3)	(17)
Net income (loss) attributable to Capri	$53	$(14)

Denominator:
Basic weighted average shares	118,799,819	117,440,282
Weighted average dilutive share equivalents:
Share options, restricted stock units, and performance restricted stock units	307,844	816,135
Diluted weighted average shares	119,107,663	118,256,417

Net income (loss) per ordinary share attributable to Capri:
Basic from continuing operations	$0.47	$0.03
Basic from discontinued operations	(0.03)	(0.14)
Basic per ordinary share (1)	$0.44	$(0.11)

Diluted from continuing operations	$0.47	$0.03
Diluted from discontinued operations	(0.03)	(0.15)
Diluted per ordinary share (1)	$0.44	$(0.12)

(1)Basic and diluted per share amounts are calculated using unrounded numbers.

During the three months ended June 28, 2025, share equivalents of 2,689,897 shares have been excluded from the above calculations due to their anti-dilutive effect. Share equivalents of 222,497 shares have been excluded from the above calculations for the three months ended June 29, 2024 due to their anti-dilutive effect.
See Note 3 in the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2025 for a complete disclosure of the Company’s significant accounting policies.

Recently Issued Accounting Pronouncements
The Company has considered all new accounting pronouncements and, other than the recent pronouncements discussed below, has concluded that there are no new pronouncements that may have a material impact on the Company’s results of operations, financial condition or cash flows based on current information.
Income Taxes
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, to enhance transparency and decision usefulness of income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The Company will adopt the update on a prospective basis beginning with disclosure in its Fiscal 2026 annual consolidated financial statements.
Comprehensive Income
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)”, which requires public entities to disaggregate specific types of expenses, including disclosures for purchases of inventory, employee compensation, depreciation, and intangible asset amortization, as well as selling expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026. Interim disclosures are required for periods within annual periods beginning after December 15, 2027. Prospective application is required, and retrospective application is permitted. Early adoption is also permitted. We are currently assessing the impact of the requirements on the Company’s consolidated financial statements and disclosures.
Tax Legislation
On December 12, 2022, the European Union member states reached an agreement to implement the OECD’s reform of international taxation known as Pillar Two Global Anti-Base Erosion ("GloBE") Rules, which broadly mirrors certain provisions of the Inflation Reduction Act by imposing a 15% global minimum tax on multinational companies. GloBE became effective for the Company during Fiscal 2025. Based upon the Company’s analysis, the Pillar Two initiatives are not projected to have a material impact on the Company’s consolidated financial statements.
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
On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act of 2025 which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. The Company is evaluating the future impact of these tax law changes on its consolidated financial statements.
4. Discontinued Operations
On April 10, 2025, the Company and Prada entered into a Purchase Agreement whereby Prada has agreed to acquire certain subsidiaries of the Company which operate the Company’s Versace business for an aggregate purchase price of $1.375 billion in cash, subject to certain adjustments, including for net indebtedness, working capital and transaction expenses. The sale is anticipated to close in the second half of calendar 2025, subject to customary closing conditions.
The Company determined that the sale of the Versace business represented a strategic shift and the Company concluded that it met the held-for-sale and discontinued operations accounting criteria during the first quarter of Fiscal 2026. Accordingly, the Company is separately reporting the results of the Versace business as discontinued operations in its consolidated statements of operations and presenting the related assets and liabilities as held for sale in its consolidated balance sheets. These changes have been applied to all periods presented. Cash flows from the Company’s discontinued operations are presented as such in the consolidated statements of cash flows for all periods presented.
Additionally, beginning April 10, 2025, in accordance with ASC 360, Property, Plant and Equipment, the Company is no longer depreciating or amortizing Versace’s long-lived tangible and intangible assets or operating lease right-of-use assets.

The following table represents the carrying amounts of the major classes of assets and liabilities classified as held for sale in the consolidated balance sheets as of June 28, 2025 and March 29, 2025 (in millions):

	June 28, 2025	March 29, 2025
Cash and cash equivalents	$71	$59
Receivables, net	64	62
Inventories, net	194	168
Prepaid expenses and other current assets	55	53
Current assets held for sale	384	342
Property and equipment, net	120	120
Operating lease right-of-use assets	418	388
Intangible assets, net	579	534
Goodwill	529	489
Other assets	61	63
Noncurrent assets held for sale	1,707	1,594
Total assets held for sale	$2,091	$1,936

Accounts payable	$117	$106
Accrued payroll and payroll related expenses	35	28
Accrued income taxes	3	2
Short-term operating lease liabilities	106	101
Accrued expenses and other current liabilities	78	67
Current liabilities held for sale	339	304
Long-term operating lease liabilities	445	439
Deferred tax liabilities	114	106
Long-term debt	11	10
Other long-term liabilities	18	20
Noncurrent liabilities held for sale	588	575
Total liabilities held for sale	$927	$879

The operating results of the discontinued operations of the Versace business only reflect revenues and expenses that are directly attributable to the Versace business that will be eliminated from continuing operations. Discontinued operations do not include any allocation of corporate overhead expense. The following table presents the major components of discontinued operations, net of income taxes, in the Company’s consolidated statements of operations and comprehensive income (loss):

	Three Months Ended
	June 28, 2025	June 29, 2024
Total revenue	$183	$219
Cost of goods sold	50	65
Selling, general and administrative expenses	137	158
Depreciation and amortization	4	15
Restructuring and other expense	3	—
Other income, net	1	—
Foreign currency (gain) loss	(9)	1
Loss from discontinued operations before income taxes	(3)	(20)
Benefit for income taxes	—	(3)
Net loss from discontinued operations, net of tax	$(3)	$(17)
5. Revenue Recognition
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
Gift Cards. The Company sells gift cards that can be redeemed for merchandise, resulting in a contract liability upon issuance. Revenue is recognized when a gift card is redeemed or upon “breakage” for the estimated portion of gift cards that are not expected to be redeemed. “Breakage” revenue is calculated under the proportional redemption methodology, which considers the historical patterns of redemption in jurisdictions where the Company is not required to remit the value of the unredeemed gift cards as unclaimed property. The Company anticipates that substantially all of its outstanding gift cards will be redeemed within the next 12 months. The contract liability related to gift and retail store credits, net of estimated “breakage”

was $10 million as of both June 28, 2025 and March 29, 2025 and is included in accrued expenses and other current liabilities in the Company’s consolidated balance sheets.
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
Sales Returns
The refund liability recorded as of June 28, 2025 was $27 million, and the related asset for the right to recover returned product as of June 28, 2025 was $6 million. The refund liability recorded as of March 29, 2025 was $25 million, and the related asset for the right to recover returned product as of March 29, 2025 was $6 million.
Contract Balances
Total contract liabilities were $16 million and $14 million as of June 28, 2025 and March 29, 2025, respectively. For the three months ended June 28, 2025, the Company recognized $10 million in revenue relating to contract liabilities that existed at March 29, 2025. For the three months ended June 29, 2024, the Company recognized $8 million in revenue which related to contract liabilities that existed at March 30, 2024. There were no material contract assets recorded as of June 28, 2025 and March 29, 2025.
There were no changes in historical variable consideration estimates that were materially different from actual results.

Disaggregation of Revenue
The following table presents the Company’s segment revenue disaggregated by geographic location (in millions):

	Three Months Ended
	June 28, 2025	June 29, 2024
Michael Kors - the Americas	$413	$451
Michael Kors - EMEA	150	138
Michael Kors - Asia	72	86
Total Michael Kors revenue	635	675

Jimmy Choo - the Americas	46	52
Jimmy Choo - EMEA	78	77
Jimmy Choo - Asia	38	44
Total Jimmy Choo revenue	162	173

Total - the Americas	459	503
Total - EMEA	228	215
Total - Asia	110	130
Total revenue	$797	$848
See Note 4 in the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2025 for a complete disclosure of the Company’s revenue recognition policy.
6. Receivables, net
Receivables, net, consist of (in millions):

	June 28, 2025	March 29, 2025
Trade receivables (1)	$203	$237
Receivables due from licensees	14	20
	217	257
Less: allowances	(46)	(42)
Total receivables, net	$171	$215

(1)As of June 28, 2025 and March 29, 2025, $59 million and $55 million, respectively, of trade receivables were insured.
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
The Company’s allowance for credit losses is determined through analysis of periodic aging of receivables and assessments of collectability based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers and the impact of general economic conditions. The past due status of a receivable is based on its contractual terms. Amounts deemed uncollectible are written off against the allowance when it is probable the amounts will not be recovered. Allowance for credit losses was $14 million and $13 million as of June 28, 2025 and March 29, 2025, respectively. The Company had immaterial credit losses for the three months ended June 28, 2025 and credit losses of $1 million for the three months ended June 29, 2024.

7. Property and Equipment, net
Property and equipment, net, consists of (in millions):

	June 28, 2025	March 29, 2025
Leasehold improvements	$418	$408
Computer equipment and software	297	284
Furniture and fixtures	162	153
Equipment	109	104
Building	62	57
In-store shops	27	26
Land	19	18
Total property and equipment, gross	1,094	1,050
Less: accumulated depreciation and amortization	(713)	(675)
Subtotal	381	375
Construction-in-progress	19	18
Total property and equipment, net	$400	$393
Depreciation and amortization of property and equipment for the three months ended June 28, 2025 was $23 million. Depreciation and amortization of property and equipment for the three months ended June 29, 2024 was $26 million. The Company did not record any property and equipment impairment charges for the three months ended June 28, 2025 and June 29, 2024.
8. Intangible Assets and Goodwill
The following table details the carrying values of the Company’s intangible assets and goodwill (in millions):

	June 28, 2025	March 29, 2025
Definite-lived intangible assets:
Reacquired rights	$400	$400
Trademarks	23	23
Customer relationships (1)	227	214
Gross definite-lived intangible assets	650	637
Less: accumulated amortization	(272)	(259)
Net definite-lived intangible assets	378	378

Indefinite-lived intangible assets:
Jimmy Choo brand (2)	217	204
Net indefinite-lived intangible assets	217	204

Intangible assets, net	$595	$582

Goodwill (3)	$204	$199

(1)The change in the carrying value since March 29, 2025 reflects the impact of foreign currency translation adjustments.
(2)The change in the carrying value since March 29, 2025 reflects the impact of foreign currency translation adjustments. As of June 28, 2025 and March 29, 2025, the Company had accumulated impairment charges of $358 million related to its Jimmy Choo brand intangible assets.
(3)Includes accumulated impairment of $605 million related to the Jimmy Choo reporting units as of June 28, 2025 and March 29, 2025.

Amortization expense for the Company’s definite-lived intangible assets was $7 million for the three months ended June 28, 2025. Amortization expense for the Company’s definite-lived intangible assets was $6 million for the three months ended June 29, 2024.
9. Other Current Assets and Other Current Liabilities
Prepaid expenses and other current assets consist of the following (in millions):

	June 28, 2025	March 29, 2025
Prepaid taxes	$96	$65
Interest receivable related to hedges	17	36
Prepaid contracts	17	20
Restricted cash	10	9
Other accounts receivables	5	8
Other	31	18
Total prepaid expenses and other current assets	$176	$156

Accrued expenses and other current liabilities consist of the following (in millions):

	June 28, 2025	March 29, 2025
Short-term derivative liability	$52	$14
Other taxes payable	27	32
Return liabilities	27	25
Accrued advertising and marketing	25	28
Accrued purchases and samples	19	21
Accrued rent (1)	19	16
Accrued e-commerce	16	15
Professional services	14	16
Accrued capital expenditures	11	9
Retail store expense accrual	11	15
Gift and retail store credits	10	10
Accrued interest	5	6
Other	29	26
Total accrued expenses and other current liabilities	$265	$233

(1)The accrued rent balance relates to variable lease payments.
10. Restructuring and Other Expense
Restructuring Charges - Global Optimization Plan
As previously announced during the fourth quarter of Fiscal 2024, the Board of Directors of the Company approved a Global Optimization Plan in order to streamline the Company’s operating model, maximize efficiency and support long-term profitable growth.
During the three months ended June 28, 2025 and June 29, 2024, the Company closed 15 and 11 of its retail stores, respectively, which have been incorporated into the Global Optimization Plan. Net restructuring charges recorded in connection with the Global Optimization Plan during both the three months ended June 28, 2025 and June 29, 2024 were $1 million, respectively, primarily related to severance and store closure costs, partially offset by gains on lease terminations. The below table presents a roll forward of the Company’s restructuring liability related to its Global Optimization Plan (in millions):

	Severance and benefit costs	Lease-related and other costs		Total
Balance at March 29, 2025	$4	$—		$4
Additions charged to expense	3	—	(1)	3
Payments	(5)	—		(5)
Balance at June 28, 2025	$2	$—		$2

(1)Excludes $2 million of gains on lease terminations and store closure costs related to operating lease right-of-use assets recorded within restructuring and other expense on the consolidated statements of operations and comprehensive income (loss) for the three months ended June 28, 2025.
11. Debt Obligations
The following table presents the Company’s debt obligations (in millions):

	June 28, 2025	March 29, 2025
Revolving Credit Facilities	$912	$755
2025 Term Loans	738	712
Other	27	29
Total debt	1,677	1,496
Less: Unamortized debt issuance costs	6	6
Total carrying value of debt	1,671	1,490
Less: Short-term debt	21	24
Total long-term debt	$1,650	$1,466

Senior Revolving Credit Facility
On February 4, 2025 (the “Closing Date”), the Company entered into the Amended and Restated Credit Agreement with, among others, JPMorgan Chase Bank, N.A., as administrative agent, which amended and restated the Company’s existing credit agreement, dated as of July 1, 2022 (as previously amended, the “Existing Credit Agreement”). The Amended and Restated Credit Agreement provides for senior secured credit facilities in the aggregate principal amount of the United States dollar equivalent of $2.2 billion (the “2025 Credit Facilities”), under which the Company, a U.S. subsidiary of the Company, a Canadian subsidiary of the Company and a Swiss subsidiary of the Company are borrowers, and which will be guaranteed by the borrowers and certain other subsidiaries of the Company (the “Guarantees”). The 2025 Credit Facilities mature on July 1, 2027.
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
The 2025 Credit Facilities are comprised of (i) a new $700 million senior secured term loan facility comprised of (a) a $392 million tranche of term loans in United States dollars (the “USD Term Loans”), which was fully drawn by Michael Kors (USA), Inc. on the Closing Date, and (b) a tranche of term loans in Euros in an amount equal to the Euro equivalent of $320 million, or €296 million, at the time of closing (the “Euro Term Loans,” and together with the USD Term Loans, the “2025 Term Loans”), which were fully drawn by Michael Kors (Switzerland) GmbH on the Closing Date, and (ii) the existing $1.5 billion revolving credit facility (the “2022 Credit Facility”) as provided under the Existing Credit Agreement, which may be denominated in United States dollars and other currencies, including Euros, Canadian Dollars, Pounds Sterling, Japanese Yen and Swiss Francs, and which includes sub-facilities for the issuance of letters of credit up to $125 million and swing line loans at the administrative agent’s discretion of up to $100 million.

The 2025 Credit Facilities provide for an annual administration fee and the Revolving Credit Facility provides for an unused commitment fee equal to 7.5 basis points to 17.5 basis points per annum, based on the Company’s public debt ratings and/or net leverage ratio, applied to the average daily unused amount of the 2022 Credit Facility, which was 15.0 basis points as of June 28, 2025. Loans under the 2025 Credit Facilities may be prepaid and commitments may be terminated or reduced by the borrowers without premium or penalty other than customary “breakage” costs.
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
The Company had $912 million and $755 million of borrowings outstanding under the 2022 Revolving Credit Facility as of June 28, 2025 and March 29, 2025, respectively. In addition, stand-by letters of credit of $2 million and $1 million were outstanding as of June 28, 2025 and March 29, 2025, respectively. As of June 28, 2025 and March 29, 2025, the amount available for future borrowings under the 2022 Revolving Credit Facility was $586 million and $744 million, respectively.
The Company had $3 million of deferred financing fees related to the 2022 Revolving Credit Facility as of June 28, 2025 and March 29, 2025 and are recorded within other assets in the Company’s consolidated balance sheets.
As of June 28, 2025, the carrying value of borrowings outstanding under the 2025 Term Loans was $732 million, net of debt issuance costs of $6 million, and are recorded within long-term debt in the Company's consolidated balance sheets.
As of June 28, 2025, and the date these financial statements were issued, the Company was in compliance with all covenants related to the 2025 Credit Facilities.
Supplier Financing Program
The Company offers a supplier financing program which enables the Company’s inventory suppliers, at their sole discretion, to sell their receivables (i.e., the Company’s payment obligations to suppliers) to a financial institution on a non-recourse basis in order to be paid earlier than current payment terms provide. The Company’s obligations, including the amount due and scheduled payment dates, which generally do not exceed 90 days, are not impacted by a suppliers’ decision to participate in this program. The Company does not reimburse suppliers for any costs they incur to participate in the program and their participation is voluntary. The amount outstanding under this program as of June 28, 2025 and March 29, 2025 was $21 million and $24 million, respectively, and is presented as short-term debt on the Company’s consolidated balance sheets.
See Note 12 to the Company’s Fiscal 2025 Annual Report on Form 10-K for additional information regarding the Company’s credit facilities and debt obligations.

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
Please also refer to the Contractual Obligations and Commercial Commitments disclosure within the Liquidity and Capital Resources section of the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2025 for a detailed disclosure of other commitments and contractual obligations as of March 29, 2025.
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

At June 28, 2025 and March 29, 2025, the fair values of the Company’s derivative contracts were determined using broker quotations, which were calculations derived from observable market information: the applicable currency rates at the balance sheet date and those forward rates particular to the contract at inception. The Company makes no adjustments to these broker obtained quotes or prices, but assesses the credit risk of the counterparty and would adjust the provided valuations for counterparty credit risk when appropriate. The fair value of the Company’s derivative instruments are included in prepaid expenses and other current assets, other assets, accrued expenses and other current liabilities and in other long-term liabilities on the consolidated balance sheets depending on whether they represent assets or liabilities of the Company and based on the maturity date of each individual hedge contract. See Note 14 for further detail.
All contracts are measured and recorded at fair value on a recurring basis and are categorized in Level 2 of the fair value hierarchy, as shown in the following table (in millions):

	Fair value at June 28, 2025 using:			Fair value at March 29, 2025 using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivative liabilities:
Forward foreign currency exchange contracts	$—	$6	$—	$—	$2	$—
Net investment hedges	—	874	—	—	289	—
Total derivative liabilities	$—	$880	$—	$—	$291	$—

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

	June 28, 2025		March 29, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Revolving Credit Facilities	$912	$912	$755	$755
2025 Term Loans	$732	$730	$706	$699

The Company’s cash and cash equivalents, accounts receivable and accounts payable are recorded at carrying value, which approximates fair value.
Non-Financial Assets and Liabilities
The Company’s non-financial assets include goodwill, intangible assets, operating lease right-of-use assets and property and equipment. Such assets are reported at their carrying values and are not subject to recurring fair value measurements. The Company’s goodwill and its indefinite-lived intangible assets are assessed for impairment at least annually, while its other long-lived assets, including operating lease right-of-use assets, property and equipment and definite-lived intangible assets, are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The Company determines the fair values of these assets based on Level 3 measurements using the Company’s best estimates of the amount and timing of future discounted cash flows, based on historical experience, market conditions, current trends and performance expectations.
The Company recorded no impairment charges during the three months ended June 28, 2025 and June 29, 2024, respectively.
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
As of March 29, 2025, the Company had $50 million of EUR/USD forward contracts outstanding. During the first quarter of Fiscal 2026, the Company entered into multiple EUR/USD forward contracts with total notional amounts of $29 million. As of June 28, 2025, the Company had $79 million of forward foreign currency exchange contracts outstanding.
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
Net Investment Hedges
As of March 29, 2025, the Company had $3.5 billion of hedges outstanding to hedge its net investment in Swiss Franc (“CHF”) denominated subsidiaries, of which the Company will exchange monthly and semi-annual fixed rate payments on United States dollar notional amounts for fixed rate payments of 0.0% in CHF. During the first quarter of Fiscal 2026, the Company modified multiple fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $950 million, of which the Company will exchange monthly fixed rate payments on United States dollar notional amounts for fixed rate payments of 0.0% in CHF. As of June 28, 2025, the Company had $3.5 billion of outstanding hedges to hedge its net investment in CHF denominated subsidiaries. These contracts have maturity dates between September 2025 and May 2045 and are designated as net investment hedges.
Certain of these contracts are supported by a credit support annex (“CSA”) which provides for collateral exchange with the earliest effective date being June 2030. If the fair value of a derivative contract exceeds a certain threshold governed by the aforementioned CSAs, either party is required to post cash collateral.
As of June 28, 2025 and March 29, 2025, the Company had $2.364 billion of fixed-to-fixed cross-currency hedges outstanding related to its net investment in Euro denominated subsidiaries, of which the Company will exchange monthly fixed rate payments on United States dollar notional amounts for fixed rate payments of 0.0% in EUR. These contracts have maturity dates between January 2027 and July 2031 and have been designated as net investment hedges.
When a cross-currency swap is used as a hedging instrument in a net investment hedge assessed under the spot method, the cross-currency basis spread is excluded from the assessment of hedge effectiveness and is recognized as a reduction in interest expense in the Company’s consolidated statements of operations and comprehensive income (loss). Accordingly, the Company recorded interest income of $36 million and $24 million during the three months ended June 28, 2025 and June 29, 2024, respectively.
The net gains or losses on net investment hedges are reported within CTA as a component of accumulated other comprehensive (loss) income on the Company’s consolidated balance sheets. Upon discontinuation of the hedge, such amounts remain in CTA until the related net investment is sold or liquidated.
Interest Rate Swaps
During the second quarter of Fiscal 2025, the Company entered into multiple interest rate swaps with aggregate notional amounts of €800 million. The swaps were designed to mitigate the impact of adverse interest rate fluctuations for a portion of the Company’s variable rate debt. €500 million of the total interest rate swaps entered into relate to the Company’s Senior Revolving Credit Facility expiring July 2027. The remaining €300 million of the interest rate swaps entered into related to the Company’s previously outstanding Versace Term Loan. During the fourth quarter of Fiscal 2025, the Company terminated these interest rate swaps to coincide with the Company’s debt refinancing and paid $13 million. As of June 28, 2025 and March 29, 2025, the Company did not have any interest rate swap agreements outstanding.

When an interest rate swap agreement qualifies for hedge accounting as a cash flow hedge, the changes in the fair value are recorded in equity as a component of accumulated other comprehensive (loss) income and are reclassified into interest income, net, in the same period in which the hedged transactions affect earnings. During the three months ended June 28, 2025, the Company recognized $2 million of interest expense related to amortization of the fair value previously recorded as a component of accumulated other comprehensive (loss) income related to the terminated interest rate swaps. As of June 29, 2024, the Company did not have interest income related to interest rate swap agreements as they were entered into during the second quarter of Fiscal 2025.
The Company only enters into derivative instruments with highly credit-rated counterparties and does not enter into derivative contracts for trading or speculative purposes.

The following table details the fair value of the Company’s derivative contracts, which are recorded on a gross basis in the consolidated balance sheets as of June 28, 2025 and March 29, 2025 (in millions):

			Fair Value
	Notional Amounts		Assets		Liabilities
	June 28, 2025	March 29, 2025	June 28, 2025	March 29, 2025	June 28, 2025		March 29, 2025
Designated forward foreign currency exchange contracts	$79	$50	$—	$—	$6	(1)	$2	(1)
Designated net investment hedges	5,864	5,864	—	—	874	(2)	289	(2)
Total	$5,943	$5,914	$—	$—	$880		$291

(1)Recorded within accrued expenses and other current liabilities on the Company’s consolidated balance sheets.
(2)As of June 28, 2025, the Company recorded $46 million within accrued expenses and other current liabilities and $828 million within other long-term liabilities on the Company’s consolidated balance sheets. As of March 29, 2025, the Company recorded $12 million within accrued expenses and other current liabilities and $277 million within other long-term liabilities on the Company’s consolidated balance sheets.
The Company records and presents the fair value of all of its derivative assets and liabilities on its consolidated balance sheets on a gross basis, as shown in the above table. However, if the Company were to offset and record the asset and liability balances for its derivative instruments on a net basis in accordance with the terms of its master netting arrangements, which provide for the right to set-off amounts for similar transactions denominated in the same currencies and with the same banks, the resulting impact as of June 28, 2025 and March 29, 2025 would be as follows (in millions):

	Forward Currency Exchange Contracts		Net Investment Hedges
	June 28, 2025	March 29, 2025	June 28, 2025	March 29, 2025
Liabilities subject to master netting arrangements	$6	$2	$874	$289
Derivative liabilities, net	$6	$2	$874	$289
Currently, the Company’s master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties.
The following table summarizes the pre-tax impact of the losses on the Company’s designated net investment hedges (in millions):

	Three Months Ended
	June 28, 2025	June 29, 2024
	Pre-Tax Losses Recognized in OCI	Pre-Tax Losses Recognized in OCI
Designated net investment hedges	$(585)	$(26)
For the three months ended June 28, 2025 and June 29, 2024, there was no pre-tax activity recorded within the consolidated statements of operations and comprehensive income (loss) related to designated forward foreign currency exchange contracts.
15. Shareholders’ Equity
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
During the three months ended June 28, 2025 and June 29, 2024, the Company did not purchase any of its’ ordinary shares through open market transactions.
The Company also has in place a “withhold to cover” repurchase program, which allows the Company to withhold ordinary shares from certain employees and directors to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards. During the three months ended June 28, 2025 and June 29, 2024, the Company withheld 86,365 shares and 93,738 shares, respectively, with a fair value of $1 million and $3 million, respectively, in satisfaction of minimum tax withholding obligations relating to the vesting of restricted share awards.
Accumulated Other Comprehensive (Loss) Income
The following table details changes in the components of accumulated other comprehensive (loss) income (“AOCI”), net of taxes, for the three months ended June 28, 2025 and June 29, 2024, respectively (in millions):

	Foreign Currency Translation Adjustments (1)	Net Loss on Derivatives (2)	Other Comprehensive (Loss) Income Attributable to Capri
Balance at March 29, 2025	$67	$(10)	$57
Other comprehensive loss before reclassifications	(451)	(4)	(455)
Loss reclassified from AOCI to earnings	—	2	2
Other comprehensive loss, net of tax	(451)	(2)	(453)
Balance at June 28, 2025	$(384)	$(12)	$(396)

Balance at March 30, 2024	$161	$—	$161
Other comprehensive loss before reclassifications	(29)	—	(29)
Balance at June 29, 2024	$132	$—	$132

(1)Foreign currency translation adjustments for the three months ended June 28, 2025 primarily include a $437 million loss, net of taxes of $148 million, relating to the Company’s net investment hedges, as well as a net $14 million translation loss. Foreign currency translation adjustments for the three months ended June 29, 2024 primarily include a $19 million loss, net of taxes of $7 million, relating to the Company’s net investment hedges, and a net $10 million translation loss.
(2)Other comprehensive loss before reclassifications for the three months ended June 28, 2025 primarily relate to the Company’s foreign currency exchange contracts for inventory purchases. Reclassifications from AOCI into earnings for three months ended June 28, 2025 relate to the Company’s interest rate swaps of $2 million, net of taxes and are recorded within interest income, net, in the Company’s consolidated statements of operations and comprehensive income (loss).

16. Share-Based Compensation
The Company grants equity awards to certain employees and directors of the Company at the discretion of the Company’s Compensation and Talent Committee. The Company has an Omnibus Incentive Plan effective as of December 1, 2011 and amended and restated as of May 20, 2015, June 25, 2020 and May 24, 2022 (the “Incentive Plan”). The Incentive Plan allows for grants of share options, restricted shares and RSUs and other equity awards, and authorizes a total issuance of up to 22,471,000 ordinary shares after amendments in August 2022. At June 28, 2025, there were 996,684 ordinary shares available for future grants of equity awards under the Incentive Plan. Option grants issued under the Incentive Plan generally expire seven years from the grant date.

The following table summarizes the Company’s share-based compensation activity during the three months ended June 28, 2025:

	Options	Service-Based RSUs	Performance-Based RSUs
Outstanding/Unvested at March 29, 2025	180,481	2,992,161	162,954
Granted	—	2,147,786	—
Exercised/Vested	—	(1,261,936)	—
Canceled/Forfeited	(180,481)	(247,248)	—
Outstanding/Unvested at June 28, 2025	—	3,630,763	162,954
The weighted average grant date fair value of service-based RSUs granted during the three months ended June 28, 2025 was $17.23. There were no performance-based RSUs granted during the three months ended June 28, 2025. The weighted average grant date fair value of service-based RSUs granted during the three months ended June 29, 2024 was $32.13. There were no performance-based RSUs granted during the three months ended June 29, 2024.
Share-Based Compensation Expense
The following table summarizes compensation expense attributable to share-based compensation for the three months ended June 28, 2025 and June 29, 2024 (in millions):

	Three Months Ended
	June 28, 2025	June 29, 2024
Share-based compensation expense	$14	$24
Tax benefit related to share-based compensation expense	$—	$4
Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on historical forfeiture rates. The estimated value of future forfeitures for equity awards as of June 28, 2025 is $6 million. There are no forfeitures for performance-based RSUs.
See Note 17 in the Company’s Fiscal 2025 Annual Report on Form 10-K for additional information relating to the Company’s share-based compensation awards.
17. Income Taxes
The Company’s effective tax rate for the three months ended June 28, 2025 was (40)%. This rate differs from the United Kingdom (“U.K.”) federal statutory rate of 25% primarily related to a reduction in the Company’s valuation allowance during the period for the three months ended June 28, 2025.
The Company’s effective tax rate for the three months ended June 29, 2024 was 55%. This rate differs from the U.K federal statutory rate of 25% primarily related to the settlement of certain state tax audits and unfavorable share-based compensation adjustments.
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
On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act of 2025 which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. The Company is evaluating the future impact of these tax law changes on its consolidated financial statements.

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
18. Segment Information
On April 10, 2025, the Company and Prada entered into a Purchase Agreement whereby Prada has agreed to acquire certain subsidiaries of the Company which operate the Company’s Versace business for an aggregate purchase price of $1.375 billion in cash, subject to certain adjustments, including for net indebtedness, working capital and transaction expenses. As a result, the Company determined that the held for sale and discontinued operations criteria have been met and the Company has classified the results of operations and cash flows of its Versace business as discontinued operations in its consolidated statements of operations and comprehensive income (loss) and consolidated statements of cash flows for all periods presented. The related assets and liabilities associated with the discontinued operations are classified as held for sale in the consolidated balance sheets as of June 28, 2025 and March 29, 2025. Accordingly, the Versace business has been excluded from the segment information herein for all periods presented. Refer to Note 4 - "Discontinued Operations" for further information.

The Company operates its business through three operating segments — Michael Kors, Jimmy Choo and Versace, which are based on its business activities and organization. The reportable segments are segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by the Company’s chief operating decision maker (“CODM”), who is the Company’s Chairman and Chief Executive Officer, in deciding how to allocate resources, as well as in assessing performance. The primary key performance indicators are revenue and operating income for each segment. The Company’s reportable segments represent components of the business that offer similar merchandise, customer experience and sales/marketing strategies.
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
•Versace — segment includes revenue generated through the sale of Versace luxury ready-to-wear, accessories and footwear through directly operated Versace boutiques throughout North America, certain parts of EMEA and certain parts of Asia, as well as through Versace outlet stores and e-commerce sites. In addition, revenue is generated through wholesale sales to distribution partners (including geographic licensing arrangements that allow third parties to use the Versace trademarks in connection with retail and/or wholesale sales of Versace branded products in specific geographic regions), multi-brand department stores and specialty stores worldwide, as well as through product license agreements in connection with the manufacturing and sale of the Versace Jeans Couture product line, fragrances, watches, eyewear and home furnishings. As noted above, the results of the Versace business are excluded from the segment information herein for all periods presented. Refer to Note 4 - "Discontinued Operations" for further information.

In addition to these reportable segments, the Company has certain corporate costs that are not directly attributable to its brands and, therefore, are not allocated to its segments. Such costs primarily include certain administrative, corporate occupancy, shared service and information technology systems expenses, including enterprise resource planning system implementation costs and Capri transformation program costs. In addition, certain other costs are not allocated to segments, including transaction related costs and restructuring and other expense. The segment structure is consistent with how the Company’s CODM plans and allocates resources, manages the business and assesses performance. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance.
The following table presents the key performance information of the Company’s reportable segments (in millions):

		Three Months Ended
		June 28, 2025	June 29, 2024
	Total revenue:
	Michael Kors	$635	$675
	Jimmy Choo	162	173
	Total revenue	$797	$848

	Cost of goods sold:
	Michael Kors	$247	$256
	Jimmy Choo	48	57
	Total cost of goods sold	$295	$313

	Selling, general and administrative expenses:
	Michael Kors	$307	$324
	Jimmy Choo	103	105
	Corporate	45	62
	Total selling, general and administrative expenses	$455	$491

	Depreciation and amortization:
	Michael Kors	$18	$20
	Jimmy Choo	7	7
	Corporate	5	5
	Total depreciation and amortization	$30	$32

	Income from operations:
	Michael Kors	$63	$75
	Jimmy Choo	4	4
		67	79
Less:	Corporate expenses	(50)	(62)
	Transaction related costs	—	(5)
	Restructuring and other expense	(1)	(1)
	Income from operations	$16	$11

Total revenue (based on country of origin) by geographic location are as follows (in millions):

	Three Months Ended
	June 28, 2025	June 29, 2024
Revenue:
The Americas (1)	$459	$503
EMEA	228	215
Asia	110	130
Total revenue	$797	$848

(1)Total revenue earned in the U.S. was $418 million and $458 million, respectively, for the three months ended June 28, 2025 and June 29, 2024, respectively.
Total long-lived assets of the Company’s reportable segments are as follows (in millions):

	As of
	June 28, 2025	March 29, 2025
Long-lived assets:
Michael Kors	$1,200	$1,197
Jimmy Choo	618	603
Total long-lived assets	$1,818	$1,800
See Note 8 for the Company’s goodwill by reportable segment.

19. Subsequent Events
Fourth Amended and Restated Omnibus Incentive Plan
On August 7, 2025, the Company filed a Registration Statement in accordance with the requirements of Form S-8 under the Securities Act of 1933, as amended, to register an additional 2,500,000 of its ordinary shares, no par value, that are reserved for issuance under the Capri Holdings Limited Fourth Amended and Restated Omnibus Incentive Plan. This amendment to increase the number of shares available to be awarded under the Plan was approved by the Company’s shareholders on August 7, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Our Business
Capri Holdings Limited is a global fashion luxury group consisting of iconic brands Michael Kors, Jimmy Choo and Versace. Our commitment to glamorous style and craftsmanship is at the heart of each of our luxury brands. We have built our reputation on designing exceptional, innovative products that cover the full spectrum of fashion luxury categories. Our strength lies in the unique DNA and heritage of each of our brands, the diversity and passion of our people and our dedication to the clients and communities we serve.
Our Michael Kors brand was launched over 40 years ago by Michael Kors, a world-renowned designer, whose vision has taken the Company from its beginnings as an American luxury sportswear house to a global accessories, ready-to-wear, and footwear company with a global distribution network that has presence in over 100 countries through Company-operated retail stores and e-commerce sites, leading department stores, specialty stores and select licensing partners. Michael Kors is a highly recognized fashion luxury brand in the Americas and Europe with growing brand awareness in other international markets. Michael Kors features distinctive designs, materials and craftsmanship that combines stylish elegance and a sporty attitude. Michael Kors offers three primary collections: the Michael Kors Collection line, the MICHAEL Michael Kors line and the Michael Kors Mens line. The Michael Kors Collection establishes the aesthetic authority of the entire brand and is carried by select retail stores, our e-commerce sites, as well as in the finest luxury department stores in the world. MICHAEL Michael Kors has a strong focus on accessories, in addition to offering ready-to-wear and footwear. We have also been developing our men’s business in recognition of the significant opportunity afforded by the Michael Kors brand’s established fashion authority and the expanding men’s market. Taken together, our Michael Kors collections target a broad customer base while retaining our premium luxury image.
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
On April 8, 2025, our Board of Directors made the decision to sell Versace to Prada, and a definitive agreement was entered into on April 10, 2025. Accordingly, we determined the Versace business met held-for-sale and discontinued operations accounting criteria beginning in Fiscal 2026 and we began to separately report the results of this business as discontinued operations in our consolidated statements of operations and comprehensive income (loss) and to present the related assets and liabilities as held for sale in our consolidated balance sheets for the first quarter ended June 28, 2025. These changes have been applied to all periods presented. Unless otherwise noted, discussion within this management’s discussion and analysis of financial condition and results of operations relates to our continuing operations. Refer to Note 4 - "Discontinued Operations" to the accompanying consolidated financial statements for additional information.
Termination of the Agreement and Plan of Merger
As previously disclosed, on August 10, 2023, Capri entered into an Agreement and Plan of Merger with Tapestry, a Maryland corporation, and Sunrise Merger Sub, Inc., a British Virgin Islands business company limited by shares and a direct wholly owned subsidiary of Tapestry. The Merger Agreement provided that, among other things and on the terms and subject to the conditions set forth therein, Tapestry would acquire Capri in an all-cash transaction by means of a merger of Merger Sub with and into Capri, with Capri surviving the Merger as a wholly owned subsidiary of Tapestry.
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
Certain Factors Affecting Financial Condition and Results of Operations
Macroeconomic conditions and inflationary pressures. Global economic conditions, including inflation, political instability due to war or other geopolitical factors and other macroeconomic uncertainty and the related impact on levels of consumer spending worldwide impacted our business in the first three months of Fiscal 2026, and are likely to continue to impact our business and the luxury accessories, footwear and apparel industry overall for the foreseeable future. Purchases of discretionary luxury items, such as the accessories, footwear and apparel that we produce, tend to decline when disposable income is lower or when there are inflationary pressures or other economic uncertainty which could negatively affect our financial condition and results of operations.
Costs of manufacturing, tariffs and import regulations. Our industry is subject to volatility in costs related to certain raw materials used in the manufacturing of our products primarily driven by commodity prices, as well as manufacturing labor costs. In addition, our costs may be impacted by sanction tariffs imposed on our products due to changes in trade terms. In April 2025, the U.S. Government announced tariffs on imports from select countries. The majority of the Company's products sold in the U.S. are imported from countries in which these tariffs were announced, including Vietnam, Cambodia, Indonesia and Bangladesh, where the primary manufacturers of Michael Kors products are located. Increased tariffs or other trade restrictions against countries where our products are manufactured, and/or any tariffs or other trade restrictions implemented by these countries in retaliation, could materially impact our revenue and profitability.
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
Disruptions or delays in shipping and distribution and other supply chain constraints. Disruptions in our shipping and distribution network, including at U.S. ports and in the Red Sea, as well as port congestion, vessel availability, container shortages and temporary factory closures, have in the past impacted our business, and continued disruptions or delays could negatively impact on our results of operations in the future.

Segment Information
We operate in three reportable segments, which are as follows:
Michael Kors
We generate revenue through the sale of Michael Kors products through four primary Michael Kors retail formats: “Collection” stores, “Lifestyle” stores (including concessions), outlet stores and e-commerce sites, through which we sell our products, as well as licensed products bearing our name, directly to consumers throughout the Americas (United States, Canada and Latin America), certain parts of EMEA (Europe, Middle East and Africa) and certain parts of Asia (Asia and Oceania). Our Michael Kors e-commerce business includes e-commerce sites in the United States, Canada, EMEA and Asia. We also sell Michael Kors products directly to department stores, primarily located across the Americas and EMEA, to specialty stores and travel retail shops in the Americas, Europe and Asia, and to our geographic licensees in certain parts of EMEA, Asia and Brazil. In addition, revenue is generated through product and geographic licensing arrangements, which allow third parties to use the Michael Kors brand name and trademarks in connection with the manufacturing and sale of products, including watches, jewelry, fragrances and eyewear, as well as through geographic licensing arrangements, which allow third parties to use the Michael Kors tradename in connection with the retail and/or wholesale sales of our Michael Kors branded products in specific geographic regions.
Jimmy Choo
We generate revenue through the sale of Jimmy Choo luxury goods through directly operated Jimmy Choo retail and outlet stores throughout the Americas, certain parts of EMEA and certain parts of Asia, through our e-commerce sites, as well as through wholesale sales of luxury goods to distribution partners (including geographic licensing arrangements that allow third parties to use the Jimmy Choo tradename in connection with retail and/or wholesale sales of Jimmy Choo branded products in specific geographic regions), multi-brand department stores and specialty stores worldwide. In addition, revenue is generated through product licensing agreements, which allow third parties to use the Jimmy Choo brand name and trademarks in connection with the manufacturing and sale of products, including fragrances and eyewear.
Versace
We generate revenue through the sale of Versace luxury accessories, ready-to-wear and footwear through directly operated Versace boutiques throughout North America (United States and Canada), certain parts of EMEA and certain parts of Asia, as well as through Versace outlet stores and e-commerce sites. In addition, revenue is generated through wholesale sales to distribution partners (including geographic licensing arrangements), multi-brand department stores and specialty stores worldwide, as well as through product license agreements in connection with the manufacturing and sale of the Versace Jeans Couture product line, fragrances, watches, eyewear and home furnishings. As previously noted, the results of the Versace business are excluded from the segment information herein for all periods presented.
Unallocated Corporate Expenses
In addition to the reportable segments discussed above, we have certain corporate costs that are not directly attributable to our brands and, therefore, are not allocated to segments. Such costs primarily include certain administrative, corporate occupancy, shared service and information technology systems expenses, including enterprise resource planning system implementation costs and Capri transformation program costs. In addition, certain other costs are not allocated to segments, including transaction related costs and restructuring and other expense. The segment structure is consistent with how our chief operating decision maker plans and allocates resources, manages the business and assesses performance.

The following table presents our total revenue and income from operations by segment for the three months ended June 28, 2025 and June 29, 2024 (in millions):

		Three Months Ended
		June 28, 2025	June 29, 2024
	Total revenue:
	Michael Kors	$635	$675
	Jimmy Choo	162	173
	Total revenue	$797	$848

	Cost of goods sold:
	Michael Kors	$247	$256
	Jimmy Choo	48	57
	Total cost of goods sold	$295	$313

	Selling, general and administrative expenses:
	Michael Kors	$307	$324
	Jimmy Choo	103	105
	Corporate	45	62
	Total selling, general and administrative expenses	$455	$491

	Depreciation and amortization:
	Michael Kors	$18	$20
	Jimmy Choo	7	7
	Corporate	5	5
	Total depreciation and amortization	$30	$32

	Income from operations:
	Michael Kors	$63	$75
	Jimmy Choo	4	4
		67	79
Less:	Corporate expenses	(50)	(62)
	Transaction related costs	—	(5)
	Restructuring and other expense	(1)	(1)
	Income from operations	$16	$11

The following table presents our global network of retail stores by brand:

	As of
	June 28, 2025	June 29, 2024
Number of full price retail stores (including concessions):
Michael Kors	384	456
Jimmy Choo	161	170
	545	626

Number of outlet stores:
Michael Kors	311	308
Jimmy Choo	56	57
	367	365

Total number of retail stores	912	991
The following table presents our retail stores by geographic location:

	As of		As of
	June 28, 2025		June 29, 2024
	Michael Kors	Jimmy Choo	Michael Kors	Jimmy Choo
Store count by region:
The Americas	269	41	293	41
EMEA	141	64	156	67
Asia	285	112	315	119
	695	217	764	227
Key Consolidated Performance Indicators and Statistics
We use a number of key indicators of operating results to evaluate our performance, including the following (dollars in millions):

	Three Months Ended
	June 28, 2025	June 29, 2024
Total revenue	$797	$848
Gross profit as a percent of total revenue	63.0%	63.1%
Income from operations	$16	$11
Income from operations as a percent of total revenue	2.0%	1.3%
Seasonality
We experience certain effects of seasonality with respect to our business. We generally experience greater sales during our third fiscal quarter, primarily driven by holiday season sales, and the lowest sales during our first fiscal quarter.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Critical accounting policies are those that are the most important to the portrayal of our results of operations and financial condition and that require our most difficult, subjective and complex judgments to make estimates about the effect of matters that are inherently uncertain. In applying such policies, we must use certain assumptions that are based on our informed judgments, assessments of probability and best estimates. Estimates, by their nature, are subjective and are based on analysis of available information, including current and historical factors and the experience and judgment of management. We evaluate our assumptions and estimates on an ongoing basis. While our significant accounting policies are detailed in Note 3 to the accompanying consolidated financial statements, our critical accounting policies are disclosed, in full, in the MD&A section of our Annual Report on Form 10-K for the fiscal year ended March 29, 2025. There have been no significant changes to our critical accounting policies and estimates since March 29, 2025.

Results of Operations

Comparison of the three months ended June 28, 2025 with the three months ended June 29, 2024

The following table details the results of our operations for the three months ended June 28, 2025 and June 29, 2024, and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Three Months Ended		$ Change	% Change	% of Total Revenue for the Three Months Ended
	June 28, 2025	June 29, 2024			June 28, 2025	June 29, 2024
Statements of Operations Data:
Total revenue	$797	$848	$(51)	(6.0)%
Cost of goods sold	295	313	(18)	(5.8)%	37.0%	36.9%
Gross profit	502	535	(33)	(6.2)%	63.0%	63.1%
Selling, general and administrative expenses	455	491	(36)	(7.3)%	57.1%	57.9%
Depreciation and amortization	30	32	(2)	(6.3)%	3.8%	3.8%
Restructuring and other expense	1	1	—	—%	0.1%	0.1%
Total operating expenses	486	524	(38)	(7.3)%	61.0%	61.8%
Income from operations	16	11	5	45.5%	2.0%	1.3%
Other income, net	(1)	—	(1)	NM	(0.1)%	—%
Interest income, net	(18)	(4)	(14)	NM	(2.3)%	(0.5)%
Foreign currency (gain) loss	(5)	4	(9)	NM	(0.6)%	0.5%
Income from continuing operations before income taxes	40	11	29	NM	5.0%	1.3%
(Benefit) provision for income taxes	(16)	6	(22)	NM	(2.0)%	0.7%
Net income from continuing operations	56	5	51	NM
Net loss from discontinued operations, net of tax	(3)	(17)	14	(82.4)%
Net income (loss)	53	(12)	65	NM
Less: Net income attributable to noncontrolling interest from continuing operations	—	2	(2)	(100.0)%
Net income (loss) attributable to Capri	$53	$(14)	$67	NM

NM Not meaningful
NM Not meaningful
Total Revenue

	Three Months Ended			% Change
(in millions)	June 28, 2025	June 29, 2024	$ Change	As Reported	Constant Currency
Michael Kors	$635	$675	$(40)	(5.9)%	(7.3)%
Jimmy Choo	162	173	(11)	(6.4)%	(9.2)%
Total revenue	$797	$848	$(51)	(6.0)%	(7.7)%
Total revenue decreased $51 million, or 6.0%, to $797 million for the three months ended June 28, 2025, compared to $848 million for the three months ended June 29, 2024, which included net favorable foreign currency effects of approximately $14 million, as a result of the weakening of the United States dollar compared to all major currencies in which we operate. On a constant currency basis, our total revenue decreased $65 million, or 7.7%.
•Michael Kors revenue decreased $40 million, or 5.9%, to $635 million for the three months ended June 28, 2025, compared to $675 million for the three months ended June 29, 2024, which included favorable foreign currency effects of $9 million. On a constant currency basis, revenue decreased $49 million, or 7.3%, primarily attributable to a continued slowdown in demand for fashion luxury goods, particularly in North America and Asia, as well as the result of certain strategic initiatives previously put in place at Michael Kors that did not perform as expected, partially offset by increased revenue in EMEA. See Note 5 to the accompanying consolidated financial statements for additional information.

•Jimmy Choo revenues decreased $11 million, or 6.4%, to $162 million for the three months ended June 28, 2025, compared to $173 million for the three months ended June 29, 2024, which included favorable foreign currency effects of $5 million. On a constant currency basis, revenue decreased $16 million, or 9.2%, primarily attributable to a continued slowdown in demand for fashion luxury goods, particularly in North America and Asia.
Gross Profit

	Three Months Ended
(in millions)	June 28, 2025	June 29, 2024	$ Change	% Change
Gross Profit:
Michael Kors	$388	$419	$(31)	(7.4)%
Jimmy Choo	114	116	(2)	(1.7)%
Total gross profit	$502	$535	$(33)	(6.2)%
Gross Profit Margin:
Michael Kors	61.1%	62.1%
Jimmy Choo	70.4%	67.1%
Gross profit decreased $33 million, or 6.2%, to $502 million for the three months ended June 28, 2025, compared to $535 million for the three months ended June 29, 2024, which included net favorable foreign currency effects of $9 million. Gross profit as a percentage of total revenue was 63.0% and 63.1% for the three months ended June 28, 2025 and June 29, 2024, respectively.
•Michael Kors gross profit decreased $31 million, or 7.4%, to $388 million for the three months ended June 28, 2025, compared to $419 million for the three months ended June 29, 2024. The 100 basis point decrease in gross profit margin was primarily attributable to lower initial markups associated with our new pricing strategy and the unfavorable impact of recently enacted tariffs.
•Jimmy Choo gross profit decreased $2 million, or 1.7%, to $114 million for the three months ended June 28, 2025, compared to $116 million for the three months ended June 29, 2024. The 330 basis point increase in gross profit margin was primarily attributable to favorable channel mix compared to the prior year.
Total Operating Expenses
Total operating expenses decreased $38 million, or 7.3%, to $486 million for the three months ended June 28, 2025, compared to $524 million for the three months ended June 29, 2024. Our operating expenses included a net unfavorable foreign currency impact of approximately $7 million. Total operating expenses decreased to 61.0% as a percentage of total revenue for the three months ended June 28, 2025, compared to 61.8% for the three months ended June 29, 2024. The components that comprise total operating expenses are explained below.
Selling, General and Administrative Expenses

	Three Months Ended
(in millions)	June 28, 2025	June 29, 2024	$ Change	% Change
Selling, general and administrative expenses:
Michael Kors	$307	$324	$(17)	(5.2)%
Jimmy Choo	103	105	(2)	(1.9)%
Corporate	45	62	(17)	(27.4)%
Total selling, general and administrative expenses	$455	$491	$(36)	(7.3)%
Selling, general and administrative expenses decreased $36 million, or 7.3%, to $455 million for the three months ended June 28, 2025, compared to $491 million for the three months ended June 29, 2024. As a percentage of total revenue, selling, general and administrative expenses decreased to 57.1% for the three months ended June 28, 2025, compared to 57.9% for the three months ended June 29, 2024.
•Michael Kors selling, general and administrative expenses decreased $17 million, or 5.2%, to $307 million for the three months ended June 28, 2025, compared to $324 million for the three months ended June 29, 2024. The decrease was primarily due to cost savings initiatives which resulted in lower personnel expenses and retail store related costs compared to the prior year.
•Jimmy Choo selling, general and administrative expenses decreased $2 million, or 1.9%, to $103 million for the three months ended June 28, 2025, compared to $105 million for the three months ended June 29, 2024. The decrease was primarily due to cost savings initiatives which resulted in lower retail store related costs compared to the prior year.
Unallocated corporate expenses, which are included within selling, general and administrative expenses discussed above, but are not directly attributable to a reportable segment, decreased $17 million, or 27.4%, to $45 million for the three months ended June 28, 2025 as compared to $62 million for the three months ended June 29, 2024, primarily due to a decrease in professional fees related to certain Capri transformation projects which are now complete and the absence of transaction related costs incurred in the prior year.
Restructuring and Other Expense
During each of the three months ended June 28, 2025 and June 29, 2024, we recorded expense of $1 million primarily related to store closure costs, partially offset by gains on lease terminations. See Note 10 to the accompanying consolidated financial statements for additional information.
Income from Operations

	Three Months Ended
(in millions)	June 28, 2025	June 29, 2024	$ Change	% Change
Income from operations:
Michael Kors	$63	$75	$(12)	(16.0)%
Jimmy Choo	4	4	—	—%
	67	79	(12)	(15.2)%
Unallocated corporate and other expenses, net (1)	(51)	(68)	17	(25.0)%
Income from operations	$16	$11	$5	45.5%
Operating Margin:
Michael Kors	9.9%	11.1%
Jimmy Choo	2.5%	2.3%

(1)Certain corporate costs are not directly attributable to our brands and, therefore, are not allocated to segments. See Note 18 to the accompanying consolidated financial statements for additional information.
Income from operations was $16 million for the three months ended June 28, 2025, compared to $11 million for the three months ended June 29, 2024. Income from operations as a percentage of total revenue was 2.0% for the three months ended June 28, 2025, compared to 1.3% for the three months ended June 29, 2024.
•Michael Kors recorded income from operations of $63 million for the three months ended June 28, 2025, compared to $75 million for the three months ended June 29, 2024. Operating margin decreased from 11.1% for the three months ended June 29, 2024, to 9.9% for the three months ended June 28, 2025, primarily due to deleveraging of operating expenses on lower revenues compared to the prior year.
•Jimmy Choo recorded income from operations of $4 million for both the three months ended June 28, 2025 and June 29, 2024. Operating margin increased from 2.3% for the three months ended June 29, 2024 to 2.5% for the three months ended June 28, 2025, primarily due to favorable channel mix.

Interest Income, net
For the three months ended June 28, 2025, we recognized $18 million of interest income compared to $4 million of interest income for the three months ended June 29, 2024. The $14 million improvement in interest income, net, is primarily due to higher interest income from our net investment hedges and lower average borrowings and effective interest rates on our outstanding debt (see Note 11 and Note 14 to the accompanying consolidated financial statements for additional information).
Foreign Currency (Gain) Loss
For the three months ended June 28, 2025, we recognized a net foreign currency gain of $5 million compared to a loss of $4 million for the three months ended June 29, 2024, primarily attributable to the remeasurement of intercompany balances between certain of our subsidiaries.
(Benefit) Provision for Income Taxes
The benefit for income taxes was $16 million with an effective tax rate of (40)% for the three months ended June 28, 2025, compared to a provision of $6 million with an effective tax rate of 55% for the three months ended June 29, 2024. In the current year, the decrease in our effective tax rate was primarily related to a reduction in our net valuation allowance during the period.
On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act of 2025 which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. We are evaluating the future impact of these tax law changes on our consolidated financial statements.
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
Net Income from Continuing Operations
As a result of the above, our net income was $56 million for the three months ended June 28, 2025, compared to net income of $5 million for the three months ended June 29, 2024.

Liquidity and Capital Resources
Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, along with borrowings available under our credit facilities (see below discussion regarding “Revolving Credit Facilities”) and available cash and cash equivalents. Our primary use of this liquidity is to fund the ongoing cash requirements, including our working capital needs and capital investments in our business, debt repayments, acquisitions, returns of capital, including share repurchases and other corporate activities. We believe that the cash generated from our operations, together with borrowings available under our revolving credit facilities and available cash and cash equivalents, will be sufficient to meet our working capital needs for the next 12 months and beyond, including investments made and expenses incurred in connection with our store opening and renovation plans, investments in corporate and distribution facilities, continued IT system development, e-commerce and marketing initiatives. We spent $13 million on capital expenditures during the three months ended June 28, 2025. We expect to spend approximately $110 million in Fiscal 2026, which includes Michael Kors and Jimmy Choo store renovations, as well as information technology and digital enhancements.
The following table sets forth key indicators of our liquidity and capital resources (in millions):

	As of
	June 28, 2025	March 29, 2025
Balance Sheet Data:
Cash and cash equivalents	$129	$107
Working capital	$240	$185
Total assets	$5,469	$5,213
Short-term debt	$21	$24
Long-term debt	$1,650	$1,466

	Three Months Ended
	June 28, 2025	June 29, 2024
Cash Flows Data:
Operating activities	$20	$66
Investing activities	$(13)	$(25)
Financing activities	$94	$(9)
Effect of exchange rate changes	$(32)	$(5)
Net increase in cash and cash equivalents (1)	$69	$27

(1)Net increase in cash and cash equivalents is presented on a continuing basis which differs from the Consolidated Statements of Cash Flows which is presented on a consolidated basis including discontinued operations.
Cash Provided by Operating Activities
Net cash provided by operating activities was $20 million during the three months ended June 28, 2025, as compared to net cash provided by in operating activities of $66 million for the three months ended June 29, 2024. The decrease in net cash provided by operating activities was primarily attributable to earlier receipt of inventory in the current year along with the timing of tax payments made compared to the prior year.
Cash Used in Investing Activities
Net cash used in investing activities was $13 million during the three months ended June 28, 2025, as compared to net cash used in investing activities of $25 million during the three months ended June 29, 2024. The decrease in net cash used in investing activities was primarily attributable to the $9 million acquisition of an Italian shoe manufacturer in the prior year.
Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities was $94 million during the three months ended June 28, 2025, as compared to net cash used in financing activities of $9 million during the three months ended June 29, 2024. The increase in cash provided by financing activities of $103 million was primarily attributable to higher net debt borrowings of $101 million.

Debt Facilities
The following table presents a summary of our borrowing capacity and amounts outstanding as of June 28, 2025 and March 29, 2025 (in millions):

	As of
	June 28, 2025	March 29, 2025
Revolving Credit Facility (1)
Total availability	$1,500	$1,500
Borrowings outstanding (2)	912	755
Letter of credit outstanding	2	1
Remaining availability	$586	$744

2025 Term Loans
Borrowings outstanding, net of debt issuance costs (2)	$732	$706

Other Borrowings (3)	$27	$29

Hong Kong Uncommitted Credit Facility:
Total availability (45 million Hong Kong Dollars) (4)	$6	$6
Borrowings outstanding	—	—
Remaining availability (45 million Hong Kong Dollars)	$6	$6

China Uncommitted Credit Facility:
Total availability (75 million Chinese Yuan) (4)	$11	$10
Borrowings outstanding	—	—
Total and remaining availability (75 million Chinese Yuan)	$11	$10

Japan Credit Facility:
Total availability (1.0 billion Japanese Yen)	$7	$7
Borrowings outstanding	—	—
Remaining availability (1.0 billion Japanese Yen)	$7	$7

Total borrowings outstanding (1)	$1,671	$1,490
Total remaining availability	$610	$767

(1)The financial covenant in our 2025 Credit Facilities requires us to comply with a quarterly maximum net leverage ratio test of 4.0 to 1.0. The Revolving Credit Facility excludes up to a $750 million accordion feature as of June 28, 2025 and March 29, 2025, respectively. As of June 28, 2025 and March 29, 2025, we were in compliance with all covenants related to our agreements then in effect governing our debt. See Note 11 to the accompanying consolidated financial statements for additional information.
(2)As of June 28, 2025 and March 29, 2025, all amounts are recorded as long-term debt on our consolidated balance sheets.
(3)The balance as of June 28, 2025 primarily consists of $21 million related to our supplier financing program recorded within short-term debt in our consolidated balance sheets and $6 million of other loans recorded as long-term debt on our consolidated balance sheets. The balance as of March 29, 2025 consists of $24 million related to our supplier finance program recorded within short-term debt on our consolidated balance sheets and $5 million of other loans recorded as long-term debt in our consolidated balance sheets.
(4)The balance as of June 28, 2025 and March 29, 2025 represents the total availability of the credit facility, which excludes bank guarantees.

We believe that our 2025 Credit Facilities is adequately diversified with no undue concentration in any one financial institution. As of June 28, 2025, there were 17 financial institutions participating in the facility, with none maintaining a maximum commitment percentage in excess of 10%. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the 2025 Credit Facilities.
See Note 11 in the accompanying financial statements and Note 12 in our Fiscal 2025 Annual Report on Form 10-K for detailed information relating to our credit facilities and debt obligations.
Share Repurchase Program
The following table presents our treasury share repurchases during the three months ended June 28, 2025 and June 29, 2024 (in millions):

	Three Months Ended
	June 28, 2025	June 29, 2024
Cost of shares repurchased under share repurchase program	$—	$—
Fair value of shares withheld to cover tax obligations for vested restricted share awards	1	3
Total cost of treasury shares repurchased	$1	$3

Shares repurchased under share repurchase program	—	—
Shares withheld to cover tax withholding obligations	86,365	93,738
	86,365	93,738
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
Contractual Obligations and Commercial Commitments
Please refer to the “Contractual Obligations and Commercial Commitments” disclosure within the “Liquidity and Capital Resources” section of our Fiscal 2025 Form 10-K for a detailed disclosure of our other contractual obligations and commitments as of March 29, 2025.
Off-Balance Sheet Arrangements
We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. Our off-balance sheet commitments relating to our outstanding letters of credit were $27 million at June 28, 2025, including $25 million in letters of credit issued outside of the 2025 Credit Facilities. In addition, as of June 28, 2025, bank guarantees of approximately $31 million were supported by our various credit facilities. We do not have any other off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.
Recent Accounting Pronouncements
See Note 3 to the accompanying interim consolidated financial statements for recently issued accounting standards, which may have an impact on our financial statements and/or disclosures upon adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks during the normal course of business, such as risk arising from fluctuations in foreign currency exchange rates, as well as fluctuations in interest rates. In order to manage these risks, we employ certain strategies to mitigate the effect of these fluctuations, which include entering into foreign currency forward contracts, net investment hedges and interest rate swaps. We do not use derivatives for trading or speculative purposes.
Foreign Currency Exchange Risk
Forward Foreign Currency Exchange Contracts
We are exposed to risks on certain purchase commitments to foreign suppliers based on the value of our purchasing subsidiaries’ local currency relative to the currency requirement of the supplier on the date of the commitment. As such, we may enter into forward foreign currency exchange contracts that generally mature in 12 months or less and are consistent with the related purchase commitments to manage our exposure to the changes in the value of the Euro and the Canadian Dollar. These contracts are recorded at fair value in our consolidated balance sheets as either an asset or liability and are derivative contracts to hedge cash flow risks. Certain of these contracts are designated as hedges for hedge accounting purposes, while certain of these contracts are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of the majority of these contracts at the balance sheet date are recorded in equity as a component of accumulated other comprehensive (loss) income and upon maturity (settlement) are recorded in, or reclassified into, our cost of goods sold in our consolidated statements of operations and comprehensive income (loss) as applicable to the transactions for which the forward foreign currency exchange contracts were established.
We perform a sensitivity analysis on our forward currency contracts to determine the effects of fluctuations in foreign currency exchange rates. For this sensitivity analysis, we assume a hypothetical change in the United States dollar against the applicable foreign exchange rates. Based on all forward foreign currency exchange contracts outstanding as of June 28, 2025, a 10% appreciation or devaluation of the United States dollar compared to the level of foreign currency exchange rates for currencies under contract as of June 28, 2025, would result in a net increase or decrease, respectively, of approximately $8 million in the fair value of these contracts.
Net Investment Hedges
We also use cross currency swap agreements to hedge our net investments in foreign operations against future volatility in the exchange rates between different currencies. We are exposed to risks related to foreign currency exchange rate movements on our net investments in foreign operations due to the volatility in the exchange rates between different functional currencies. As of June 28, 2025, we have multiple fixed to fixed cross-currency swap agreements with aggregate notional amounts of $3.5 billion to hedge our net investment in CHF denominated subsidiaries against future volatility in the exchange rates between the United States dollar and CHF. Under the terms of these contracts, we will exchange the monthly and semi-annual fixed rate payments on United States notional amounts for fixed rate payments of 0% in CHF. Based on the net investment hedges outstanding as of June 28, 2025, a 10% appreciation or devaluation of the United States dollar compared to the level of foreign currency exchange rates for currencies under contract as of June 28, 2025, would result in a net increase or decrease, respectively, of approximately $391 million in the fair value of these contracts. These contracts have maturity dates between September 2025 and May 2045.
As of June 28, 2025, we have multiple fixed to fixed cross-currency swap agreements with aggregate notional amounts of $2.364 billion to hedge our net investment in Euro denominated subsidiaries against future volatility in the exchange rates between the United States dollar and Euro. Under the terms of these contracts, we will exchange monthly fixed rate payments on United States dollar notional amounts for fixed rate payments of 0% in Euros. Based on the net investment hedges outstanding as of June 28, 2025, a 10% appreciation or devaluation of the United States dollar compared to the level of foreign currency exchange rates for currencies under contract as of June 28, 2025, would result in a net increase or decrease, respectively, of approximately $252 million in the fair value of these contracts. These contracts have maturity dates between January 2027 and July 2031.
Interest Rate Risk
We are exposed to interest rate risk related to borrowings outstanding under our 2022 Credit Facility, USD Term Loans and EUR Term Loans. Our 2022 Credit Facility and USD Term Loans carries interest rates that are tied to the prime rate and other institutional lending rates (depending on the particular origination of borrowing), as further described in Note 11 to the accompanying consolidated financial statements. Our EUR Term Loans carries interest rates that are tied to EURIBOR. Our Hong Kong Credit Facility carries interest at a rate that is tied to the Hong Kong Interbank Offered Rate. Our China Credit

Facility carries interest at a rate that is tied to the People’s Bank of China’s Benchmark lending rate. Our Japan Credit Facility carries interest at a rate posted by the Mitsubishi UFJ Financial Group. Therefore, our consolidated statements of operations and comprehensive income (loss) and cash flows are exposed to changes in those interest rates. At June 28, 2025, we had $912 million borrowings outstanding under our 2022 Credit Facility, $732 million outstanding, net of debt issuance costs, under our 2025 Term Loans and no borrowings outstanding under all other Credit Facilities, as further described in Note 11 to the accompanying consolidated financial statements.
At March 29, 2025, we had $755 million borrowings outstanding under our 2022 Credit Facility, $706 million, outstanding, net of debt issuance costs, under our 2025 Term Loan and no borrowings outstanding under all other Credit Facilities.
These balances are not indicative of future balances that may be outstanding under our credit facilities that may be subject to fluctuations in interest rates. Any increases in the applicable interest rates would cause an increase to the interest expense relative to any outstanding balance at that date.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”), our principal executive officer and principal financial officer, respectively, of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 28, 2025. This evaluation was performed based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), the 2013 Framework. Based on the evaluation, the CEO and CFO concluded that disclosure controls and procedures as of June 28, 2025 are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended June 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Ordinary Course Litigation
We are involved in various routine legal proceedings incident to the ordinary course of our business. We believe that the outcome of all pending, routine legal proceedings, in the aggregate, will not have a material adverse effect on our business, results of operations and financial condition.
Litigation Related to Terminated Merger
On December 23, 2024 and January 28, 2025, two purported shareholders of Capri filed putative class action complaints in the United States District Court for the District of Delaware against Capri, Tapestry and certain of their officers (including John D. Idol, our Chairman and Chief Executive Officer, and Thomas J. Edwards, Jr., our former Chief Financial and Chief Operating Officer) alleging violations of the federal securities laws based on certain statements by defendants concerning the previously proposed Merger and the FTC’s action to enjoin the Merger. The Court appointed the lead plaintiff on March 7, 2025, and on May 15, 2025 the lead plaintiff filed the Amended Federal Securities Law Complaint. The Amended Federal Securities Law Complaint seeks to bring federal securities claims on behalf of a class of all persons who purchased Capri stock and sold Capri puts between August 10, 2023 and October 24, 2024. We may incur substantial costs defending the Amended Federal Securities Law Complaint, and we cannot provide assurance regarding the outcome of this Amended Federal Securities Law Complaint. An unfavorable judgment or ruling could result in substantial liability. We may also be subject to additional demands or filed actions. Our potential liability to shareholders for federal securities claims or other matters related to the previously terminated Merger may be covered in part by our insurance policies, but we may not always have adequate insurance to defend all claims.
ITEM 1A. RISK FACTORS
There are no material changes from the risk factors previously disclosed in Part I, Item IA. Risk Factors, in our Annual Report on Form 10-K for the year ended March 29, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
The following table provides information of our ordinary shares repurchased or withheld during the three months ended June 28, 2025:

	Total Number of Shares (1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Dollar Value of Shares That May Be Purchased Under the Programs (in millions)
March 30 - April 26	—	$—	—	$—
April 27 - May 24	—	$—	—	$—
May 25 - June 28	86,365	$17.12	—	$—
	86,365		—
(1)Shares relate to our “withhold to cover” repurchase program, which allows us to withhold ordinary shares from certain employees and directors to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards.

ITEM 5. OTHER INFORMATION
Global Optimization Plan
As previously announced during the fourth quarter of Fiscal 2024, the Board of Directors of the Company approved a Global Optimization Plan in order to streamline the Company’s operating model, maximize efficiency and support long-term profitable growth. This Item 5 is being filed solely to update prior disclosures in order to provide the amount of any material charges relating to the Global Optimization Plan by major type of cost that the Company believes are now determinable.
During the three months ended June 28, 2025, the Company closed 15 of its retail stores which have been incorporated into the Global Optimization Plan. Net restructuring expense recorded in connection with the Global Optimization Plan was $1 million during the three months ended June 28, 2025 primarily related to severance and store closure costs, partially offset by gains on lease terminations.
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
Rule 10b5-1 Trading Arrangements
During the quarterly period ended June 28, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
a. Exhibits
Please refer to the accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 7, 2025.

CAPRI HOLDINGS LIMITED

By:	/s/ John D. Idol
Name:	John D. Idol
Title:	Chairman & Chief Executive Officer

By:	/s/ Rajal Mehta
Name:	Rajal Mehta
Title:	Interim Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

2.3*
Stock Purchase Agreement, dated April 10, 2025, by and between Capri Holdings Limited and Prada S.p.A (included as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-35368), filed on April 10, 2025 and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 2025 formatted in Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Schedules and Exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules so furnished.