Form 10-Q
period 2025-09-27
Capri Holdings Ltd
filed 2025-11-04
CIK 1530721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2025
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
As of October 29, 2025, Capri Holdings Limited had 119,143,278 ordinary shares outstanding.

TABLE OF CONTENTS

		Page Number
	PART I FINANCIAL INFORMATION
Item 1.	Financial Statements:

	Consolidated Balance Sheets (unaudited) as of September 27, 2025 and March 29, 2025	4

	Consolidated Statements of Operations and Comprehensive (Loss) Income (unaudited) for the three and six months ended September 27, 2025 and September 28, 2024	5

	Consolidated Statements of Shareholders’ Equity (unaudited) for the three and six months ended September 27, 2025 and September 28, 2024	6

	Consolidated Statements of Cash Flows (unaudited) for the six months ended September 27, 2025 and September 28, 2024	8

	Notes to Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54

Item 4.	Controls and Procedures	56

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	57

Item 1A.	Risk Factors	57

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 5.	Other Information	58

Item 6.	Exhibits	58

	Signatures	59

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data) (Unaudited)

	September 27, 2025	March 29, 2025
Assets
Current assets
Cash and cash equivalents	$120	$107
Receivables, net	217	215
Inventories, net	766	701
Prepaid expenses and other current assets	203	156
Current assets held for sale	399	342
Total current assets	1,705	1,521
Property and equipment, net	383	393
Operating lease right-of-use assets	885	825
Intangible assets, net	580	582
Goodwill	203	199
Deferred tax assets	1	—
Other assets	98	99
Noncurrent assets held for sale	1,762	1,594
Total assets	$5,617	$5,213
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$370	$379
Accrued payroll and payroll related expenses	85	81
Accrued income taxes	84	66
Short-term operating lease liabilities	254	249
Short-term debt	11	24
Accrued expenses and other current liabilities	230	233
Current liabilities held for sale	328	304
Total current liabilities	1,362	1,336
Long-term operating lease liabilities	859	814
Deferred tax liabilities	67	233
Long-term debt	1,753	1,466
Other long-term liabilities	1,042	417
Noncurrent liabilities held for sale	604	575
Total liabilities	5,687	4,841
Commitments and contingencies
Shareholders’ equity
Ordinary shares, no par value; 650,000,000 shares authorized; 228,929,803 shares issued and 119,072,572 outstanding at September 27, 2025; 227,672,351 shares issued and 117,913,201 outstanding at March 29, 2025	—	—
Treasury shares, at cost (109,857,231 shares at September 27, 2025 and 109,759,150 shares at March 29, 2025)	(5,464)	(5,462)
Additional paid-in capital	1,501	1,476
Accumulated other comprehensive (loss) income	(433)	57
Retained earnings	4,322	4,297
Total shareholders’ equity of Capri	(74)	368
Noncontrolling interest	4	4
Total shareholders’ equity	(70)	372
Total liabilities and shareholders’ equity	$5,617	$5,213
See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Total revenue	$856	$878	$1,653	$1,726
Cost of goods sold	334	331	629	644
Gross profit	522	547	1,024	1,082
Selling, general and administrative expenses	481	497	936	988
Depreciation and amortization	30	35	60	67
Impairment of assets	21	20	21	20
Restructuring and other expense	2	1	3	2
Total operating expenses	534	553	1,020	1,077
(Loss) income from operations	(12)	(6)	4	5
Other income, net	—	—	(1)	—
Interest income, net	(17)	(10)	(35)	(14)
Foreign currency loss (gain)	3	(11)	(2)	(7)
Income from continuing operations before income taxes	2	15	42	26
Provision (benefit) for income taxes	36	(27)	20	(21)
Net (loss) income from continuing operations	(34)	42	22	47
Net income (loss) from discontinued operations, net of tax	6	(19)	3	(36)
Net (loss) income	(28)	23	25	11
Less: Net (loss) income attributable to noncontrolling interest from continuing operations	—	(1)	—	1
Net (loss) income attributable to Capri	$(28)	$24	$25	$10

Weighted average ordinary shares outstanding:
Basic	119,786,829	118,467,372	119,293,324	117,953,855
Diluted	119,786,829	118,777,723	119,653,017	118,517,098
Net (loss) income per ordinary share attributable to Capri:
Basic from continuing operations	$(0.28)	$0.37	$0.19	$0.40
Basic from discontinued operations	0.06	(0.17)	0.03	(0.31)
Basic per ordinary share	$(0.22)	$0.20	$0.22	$0.09

Diluted from continuing operations	$(0.28)	$0.37	$0.19	$0.40
Diluted from discontinued operations	0.06	(0.17)	0.03	(0.31)
Diluted per ordinary share	$(0.22)	$0.20	$0.22	$0.09

Statements of Comprehensive Loss:
Net (loss) income	$(28)	$23	$25	$11
Foreign currency translation adjustments	(40)	(118)	(491)	(147)
Net gain (loss) on derivatives	3	(11)	1	(11)
Comprehensive loss	(65)	(106)	(465)	(147)
Less: Net (loss) income attributable to noncontrolling interest	—	(1)	—	1
Comprehensive loss attributable to Capri	$(65)	$(105)	$(465)	$(148)

See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except share data which is in thousands)
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		AOCI(1)	Retained Earnings	Total Equity of Capri	Non-controlling Interest	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at June 28, 2025	228,886	$—	$1,492	(109,846)	$(5,463)	$(396)	$4,350	$(17)	$4	$(13)
Net loss	—	—	—	—	—	—	(28)	(28)	—	(28)
Other comprehensive loss	—	—	—	—	—	(37)	—	(37)	—	(37)
Total comprehensive loss	—	—	—	—	—	—	—	(65)	—	(65)
Vesting of restricted awards, net of forfeitures	44	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	9	—	—	—	—	9	—	9
Repurchase of ordinary shares	—	—	—	(11)	(1)	—	—	(1)	—	(1)
Balance at September 27, 2025	228,930	$—	$1,501	(109,857)	$(5,464)	$(433)	$4,322	$(74)	$4	$(70)

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		AOCI(1)	Retained Earnings	Total Equity of Capri	Non-controlling Interest	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at March 29, 2025	227,672	$—	$1,476	(109,759)	$(5,462)	$57	$4,297	$368	$4	$372
Net income	—	—	—	—	—	—	25	25	—	25
Other comprehensive loss	—	—	—	—	—	(490)	—	(490)	—	(490)
Total comprehensive loss	—	—	—	—	—	—	—	(465)	—	(465)
Vesting of restricted awards, net of forfeitures	1,258	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	25	—	—	—	—	25	—	25
Repurchase of ordinary shares	—	—	—	(98)	(2)	—	—	(2)	—	(2)
Balance at September 27, 2025	228,930	$—	$1,501	(109,857)	$(5,464)	$(433)	$4,322	$(74)	$4	$(70)

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

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Six Months Ended
	September 27, 2025	September 28, 2024
Cash flows from operating activities
Net income	$25	$11
Net income (loss) from discontinued operations, net of tax	3	(36)
Net income from continuing operations	22	47
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	60	67
Share-based compensation expense	21	33
Deferred income taxes	(17)	5
Impairment of assets	21	20
Changes to lease related balances, net	(33)	(62)
Foreign currency gain	3	(10)
Other non-cash adjustments	3	6
Change in assets and liabilities:
Receivables, net	1	53
Inventories, net	(45)	(107)
Prepaid expenses and other current assets	(42)	20
Accounts payable	(17)	96
Accrued expenses and other current liabilities	17	(11)
Other long-term assets and liabilities	(7)	(19)
Net cash (used in) provided by operating activities of continuing operations	(13)	138
Net cash used in operating activities of discontinued operations	(47)	(5)
Net cash (used in) provided by operating activities	(60)	133
Cash flows from investing activities
Capital expenditures	(26)	(36)
Cash paid for business acquisitions, net of cash acquired	—	(9)
Net cash used in investing activities of continuing operations	(26)	(45)
Net cash used in investing activities of discontinued operations	(9)	(34)
Net cash used in investing activities	(35)	(79)
Cash flows from financing activities
Debt borrowings	1,149	938
Debt repayments	(960)	(999)
Debt issuance costs	—	(2)
Repurchase of ordinary shares	(2)	(4)
Net cash provided by (used in) financing activities of continuing operations	187	(67)
Net cash provided by (used in) financing activities of discontinued operations	—	—
Net cash provided by (used in) financing activities	187	(67)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(36)	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash	56	(14)
Beginning of period	175	205
End of period	$231	$191
Supplemental disclosures of cash flow information
Cash paid for interest	$29	$41
Net cash paid for income taxes	$77	$33
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$15	$16
Summary of cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash of continuing operations, end of period	$130	$128
Cash, cash equivalents and restricted cash of discontinued operations, end of period	101	63
Cash, cash equivalents and restricted cash, end of period	$231	$191
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
On April 10, 2025, the Company and Prada S.p.A. (“Prada”) entered into a Stock Purchase Agreement (the “Purchase Agreement”) whereby Prada has agreed to acquire certain subsidiaries of the Company which operate the Company’s Versace business for an aggregate purchase price of $1.375 billion in cash, subject to certain adjustments, including for net indebtedness, working capital and transaction expenses. As a result, the Company determined that the held for sale and discontinued operations criteria were met during the first quarter of Fiscal 2026 and the Company classified its results of operations and cash flows of its Versace business as discontinued operations in its consolidated statements of operations and comprehensive (loss) income and consolidated statements of cash flows for all periods presented. The related assets and liabilities associated with the discontinued operations are classified as held for sale in the consolidated balance sheets as of September 27, 2025 and March 29, 2025. Unless otherwise noted, discussion within these notes to the consolidated interim financial statements relate to continuing operations. Refer to Note 4 - "Discontinued Operations" for further information.
The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned or controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The interim consolidated financial statements as of September 27, 2025 and for the three and six months ended September 27, 2025 and September 28, 2024 are unaudited. The Company consolidates the results of its Versace business on a one-month lag, as consistent with prior periods. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with U.S. GAAP. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended March 29, 2025, as filed with the Securities and Exchange Commission on May 28, 2025, in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full fiscal year.
The Company utilizes a 52- to 53-week fiscal year and the term “Fiscal Year” or “Fiscal” refers to that 52-week or 53-week period. The results for the three and six months ended September 27, 2025 and September 28, 2024 are based on 13-week and 26-week periods, respectively. The Company’s Fiscal Year 2026 is a 52-week period ending March 28, 2026. The Company’s Fiscal Year 2027 is a 53-week period ending April 3, 2027.
2. Termination of the Merger Agreement with Tapestry
As previously disclosed, on August 10, 2023, Capri entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Tapestry, Inc., a Maryland corporation (“Tapestry”), and Sunrise Merger Sub, Inc., a British Virgin Islands business company limited by shares and a direct wholly owned subsidiary of Tapestry (“Merger Sub” and, together with Capri and Tapestry, the “Parties”).

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
Cash, Cash Equivalents and Restricted Cash
All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Included in the Company’s cash and cash equivalents as of September 27, 2025 and March 29, 2025 are credit card receivables of $22 million and $20 million, respectively, which generally settle within two to three business days.

A reconciliation of cash, cash equivalents and restricted cash as of September 27, 2025 and March 29, 2025 from the consolidated balance sheets to the consolidated statements of cash flows is as follows (in millions):

	September 27, 2025	March 29, 2025
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$120	$107
Restricted cash included within prepaid expenses and other current assets	10	9
Total cash, cash equivalents and restricted cash shown on the consolidated statements of cash flows from continuing operations	$130	$116
Inventories
Inventories primarily consist of finished goods with the exception of raw materials and work in process. The combined total of raw materials and work in process recorded on the Company’s consolidated balance sheets was $19 million and $17 million as of September 27, 2025 and March 29, 2025, respectively.
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

Net Investment Hedges
The Company also uses cross currency swap agreements to hedge its net investments in foreign operations against future volatility in the exchange rates between different currencies. The Company has elected the spot method of designating these contracts under ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” and has designated these contracts as net investment hedges. The net gain or loss on the net investment hedge is reported within foreign currency translation adjustments (“CTA”), as a component of accumulated other comprehensive (loss) income on the Company’s consolidated balance sheets. Interest accruals and coupon payments are recognized directly in interest income, net, in the Company’s consolidated statements of operations and comprehensive (loss) income. Upon discontinuation of a hedge, all previously recognized amounts remain in CTA until the net investment is sold or liquidated.
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

The Company’s leases generally provide for payments of non-lease components, such as common area maintenance, real estate taxes and other costs associated with the leased property. The Company accounts for lease and non-lease components of its real estate leases together as a single lease component and, as such, includes fixed payments of non-lease components in the measurement of the operating lease right-of-use assets and lease liabilities for its real estate leases. Variable lease payments, such as percentage rent based on store sales, periodic adjustments for inflation, reimbursement of real estate taxes, any variable common area maintenance and any other variable costs associated with the leased property, are expensed as incurred as variable lease costs and are not recorded on the balance sheet. The Company’s lease agreements do not contain any material residual value guarantees or material restrictions or covenants.

The following table presents the Company’s supplemental cash flow information related to leases (in millions):

	Six Months Ended
	September 27, 2025	September 28, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$182	$176
During both the three and six months ended September 27, 2025, the Company recorded sublease income of $1 million and $3 million, respectively, within selling, general and administrative expenses. During the three and six months ended September 28, 2024, the Company recorded sublease income of $3 million and $5 million, respectively, within selling, general and administrative expenses.
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

The components of the calculation of basic net (loss) income per ordinary share and diluted net (loss) income per ordinary share are as follows (in millions, except share and per share data):

	Three Months Ended		Six Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Numerator:
Net (loss) income from continuing operations	$(34)	$42	$22	$47
Less: Net (loss) income attributable to noncontrolling interest from continuing operations	—	(1)	—	1
Net (loss) income attributable to Capri from continuing operations	$(34)	$43	$22	$46

Net income (loss) from discontinued operations, net of tax	$6	$(19)	$3	$(36)
Less: Net income attributable to noncontrolling interest from discontinued operations	—	—	—	—
Net income (loss) attributable to Capri from discontinued operations	6	(19)	3	(36)
Net (loss) income attributable to Capri	$(28)	$24	$25	$10

Denominator:
Basic weighted average shares	119,786,829	118,467,372	119,293,324	117,953,855
Weighted average dilutive share equivalents:
Share options, restricted stock units, and performance restricted stock units	—	310,351	359,693	563,243
Diluted weighted average shares	119,786,829	118,777,723	119,653,017	118,517,098

Net (loss) income per ordinary share attributable to Capri:
Basic from continuing operations	$(0.28)	$0.37	$0.19	$0.40
Basic from discontinued operations	0.06	(0.17)	0.03	(0.31)
Basic per ordinary share (1)	$(0.22)	$0.20	$0.22	$0.09

Diluted from continuing operations	$(0.28)	$0.37	$0.19	$0.40
Diluted from discontinued operations	0.06	(0.17)	0.03	(0.31)
Diluted per ordinary share (1)	$(0.22)	$0.20	$0.22	$0.09

(1)Basic and diluted per share amounts are calculated using unrounded numbers.

Diluted net loss per ordinary share attributable to Capri for the three months ended September 27, 2025 excluded all potentially dilutive securities due to the net loss attributable to Capri from continuing operations for the fiscal period as the inclusion of these securities would have been anti-dilutive.
During the six months ended September 27, 2025, share equivalents of 2,102,301 shares have been excluded from the above calculations due to their anti-dilutive effect. During the three and six months ended September 28, 2024, share equivalents of 486,717 and 354,607 shares, respectively, have been excluded from the above calculations due to their anti-dilutive effect.
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
Income Taxes
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, to enhance transparency and decision usefulness of income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The Company will adopt the update beginning with disclosure in its Fiscal 2026 annual consolidated financial statements.
Reporting Comprehensive Income—Expense Disaggregation Disclosures
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
Tax Legislation
On December 12, 2022, the European Union member states reached an agreement to implement the Organization for Economic Cooperation and Development’s (“OECD”) reform of international taxation known as Pillar Two Global Anti-Base Erosion ("GloBE") Rules, which broadly mirrors certain provisions of the Inflation Reduction Act by imposing a 15% global minimum tax on multinational companies. GloBE became effective for the Company during Fiscal 2025. Based upon the Company’s analysis, the Pillar Two initiatives are not projected to have a material impact on the Company’s consolidated financial statements.
On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act of 2025 (“OBBBA”) which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act (“Jobs Act”). Based upon the Company’s analysis, the OBBBA did not have a material impact on the Company’s consolidated financial statements.
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

The following table represents the carrying amounts of the major classes of assets and liabilities classified as held for sale in the consolidated balance sheets as of September 27, 2025 and March 29, 2025 (in millions):

	September 27, 2025	March 29, 2025
Cash and cash equivalents	$101	$59
Receivables, net	65	62
Inventories, net	194	168
Prepaid expenses and other current assets	39	53
Current assets held for sale	399	342
Property and equipment, net	124	120
Operating lease right-of-use assets	475	388
Intangible assets, net	577	534
Goodwill	528	489
Other assets	58	63
Noncurrent assets held for sale	1,762	1,594
Total assets held for sale	$2,161	$1,936

Accounts payable	$109	$106
Accrued payroll and payroll related expenses	32	28
Accrued income taxes	3	2
Short-term operating lease liabilities	113	101
Accrued expenses and other current liabilities	71	67
Current liabilities held for sale	328	304
Long-term operating lease liabilities	464	439
Deferred tax liabilities	113	106
Long-term debt	11	10
Other long-term liabilities	16	20
Noncurrent liabilities held for sale	604	575
Total liabilities held for sale	$932	$879

The operating results of the discontinued operations of the Versace business only reflect revenues and expenses that are directly attributable to the Versace business that will be eliminated from continuing operations. Discontinued operations do not include any allocation of corporate overhead expense. The following table presents the major components of discontinued operations, net of income taxes, in the Company’s consolidated statements of operations and comprehensive (loss) income:

	Three Months Ended		Six Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Total revenue	$203	$201	$386	$420
Cost of goods sold	65	54	115	119
Selling, general and administrative expenses	125	142	262	300
Depreciation and amortization	1	14	5	29
Impairment of assets	—	23	—	23
Restructuring and other expense	1	—	4	—
Other expense, net	—	—	1	—
Foreign currency loss (gain)	3	(6)	(6)	(5)
Income (loss) from discontinued operations before income taxes	8	(26)	5	(46)
Provision (benefit) for income taxes	2	(7)	2	(10)
Net income (loss) from discontinued operations, net of tax	$6	$(19)	$3	$(36)
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
Gift Cards. The Company sells gift cards that can be redeemed for merchandise, resulting in a contract liability upon issuance. Revenue is recognized when a gift card is redeemed or upon “breakage” for the estimated portion of gift cards that are not expected to be redeemed. “Breakage” revenue is calculated under the proportional redemption methodology, which considers the historical patterns of redemption in jurisdictions where the Company is not required to remit the value of the unredeemed gift cards as unclaimed property. The Company anticipates that substantially all of its outstanding gift cards will be redeemed within the next 12 months. The contract liability related to gift and retail store credits, net of estimated “breakage”

was $9 million and $10 million as of September 27, 2025 and March 29, 2025, respectively, and is included in accrued expenses and other current liabilities in the Company’s consolidated balance sheets.
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
Licensing
The Company provides its third-party licensees with the right to access its Michael Kors and Jimmy Choo trademarks under product and geographic licensing arrangements. Under product licensing arrangements, the Company allows third-parties to manufacture and sell luxury goods, including watches and jewelry, fragrances and eyewear, using the Company’s trademarks. Under geographic licensing arrangements, third party licensees receive the right to distribute and sell products bearing the Company’s trademarks in retail and/or wholesale channels within certain geographical areas, including Brazil, the Middle East, Eastern Europe, South Africa and certain parts of Asia.
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
Sales Returns
The refund liability recorded as of September 27, 2025 was $24 million, and the related asset for the right to recover returned product as of September 27, 2025 was $6 million. The refund liability recorded as of March 29, 2025 was $25 million, and the related asset for the right to recover returned product as of March 29, 2025 was $6 million.
Contract Balances
Total contract liabilities were $13 million and $14 million as of September 27, 2025 and March 29, 2025, respectively. For the three and six months ended September 27, 2025, the Company recognized $2 million and $12 million, respectively, in revenue relating to contract liabilities that existed at March 29, 2025. For the three and six months ended September 28, 2024, the Company recognized $4 million and $12 million in revenue which related to contract liabilities that existed at March 30, 2024. There were no material contract assets recorded as of September 27, 2025 and March 29, 2025.
There were no changes in historical variable consideration estimates that were materially different from actual results.

Disaggregation of Revenue
The following table presents the Company’s segment revenue disaggregated by geographic location (in millions):

	Three Months Ended		Six Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Michael Kors - the Americas	$457	$492	$870	$943
Michael Kors - EMEA	194	187	344	325
Michael Kors - Asia	74	59	146	145
Total Michael Kors revenue	725	738	1,360	1,413

Jimmy Choo - the Americas	34	35	80	87
Jimmy Choo - EMEA	67	71	145	148
Jimmy Choo - Asia	30	34	68	78
Total Jimmy Choo revenue	131	140	293	313

Total - the Americas	491	527	950	1,030
Total - EMEA	261	258	489	473
Total - Asia	104	93	214	223
Total revenue	$856	$878	$1,653	$1,726
See Note 4 in the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2025 for a complete disclosure of the Company’s revenue recognition policy.
6. Receivables, net
Receivables, net, consist of (in millions):

	September 27, 2025	March 29, 2025
Trade receivables (1)	$237	$237
Receivables due from licensees	25	20
	262	257
Less: allowances	(45)	(42)
Total receivables, net	$217	$215

(1)As of September 27, 2025 and March 29, 2025, $54 million and $55 million, respectively, of trade receivables were insured.
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
The Company’s allowance for credit losses is determined through analysis of periodic aging of receivables and assessments of collectability based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers and the impact of general economic conditions. The past due status of a receivable is based on its contractual terms. Amounts deemed uncollectible are written off against the allowance when it is probable the amounts will not be recovered. Allowance for credit losses was $14 million and $13 million as of September 27, 2025 and March 29, 2025, respectively. The Company had credit losses of $1 million for the three and six months ended September 27, 2025, respectively. The Company had credit losses of $3 million and $4 million for the three and six months ended September 28, 2024, respectively.

7. Property and Equipment, net
Property and equipment, net, consists of (in millions):

	September 27, 2025	March 29, 2025
Leasehold improvements	$418	$408
Computer equipment and software	300	284
Furniture and fixtures	165	153
Equipment	109	104
Building	62	57
In-store shops	27	26
Land	19	18
Total property and equipment, gross	1,100	1,050
Less: accumulated depreciation	(730)	(675)
Subtotal	370	375
Construction-in-progress	13	18
Total property and equipment, net	$383	$393
Depreciation of property and equipment for the three and six months ended September 27, 2025 was $23 million and $46 million, respectively. Depreciation of property and equipment for the three and six months ended September 28, 2024 was $28 million and $54 million, respectively. During the three and six months ended September 27, 2025, the Company recorded $5 million in property and equipment impairment charges, respectively. During the three and six months ended September 28, 2024, the Company recorded $2 million in property and equipment impairment charges, respectively.
8. Intangible Assets and Goodwill
The following table details the carrying values of the Company’s intangible assets and goodwill (in millions):

	September 27, 2025	March 29, 2025
Definite-lived intangible assets:
Reacquired rights	$400	$400
Trademarks	23	23
Customer relationships (1)	222	214
Gross definite-lived intangible assets	645	637
Less: accumulated amortization	(277)	(259)
Net definite-lived intangible assets	368	378

Indefinite-lived intangible assets:
Jimmy Choo brand (2)	212	204
Net indefinite-lived intangible assets	212	204

Intangible assets, net	$580	$582

Goodwill (3)	$203	$199

(1)The change in the carrying value since March 29, 2025 reflects the impact of foreign currency translation adjustments.
(2)The change in the carrying value since March 29, 2025 reflects the impact of foreign currency translation adjustments. As of September 27, 2025 and March 29, 2025, the Company had accumulated impairment charges of $358 million related to its Jimmy Choo brand intangible assets.
(3)Includes accumulated impairment of $605 million related to the Jimmy Choo reporting units as of September 27, 2025 and March 29, 2025.

Amortization expense for the Company’s definite-lived intangible assets was $7 million and $14 million, respectively, for the three and six months ended September 27, 2025. Amortization expense for the Company’s definite-lived intangible assets was $7 million and $13 million, respectively, for the three and six months ended September 28, 2024.
9. Other Current Assets and Other Current Liabilities
Prepaid expenses and other current assets consist of the following (in millions):

	September 27, 2025	March 29, 2025
Prepaid taxes	$121	$65
Interest receivable related to hedges	20	36
Prepaid contracts	18	20
Restricted cash	10	9
Other accounts receivables	6	8
Other prepaid expenses and current assets	28	18
Total prepaid expenses and other current assets	$203	$156

Accrued expenses and other current liabilities consist of the following (in millions):

	September 27, 2025	March 29, 2025
Accrued purchases and samples	$42	$21
Accrued advertising and marketing	30	28
Other taxes payable	28	32
Return liabilities	24	25
Professional services	17	16
Accrued e-commerce	15	15
Accrued rent (1)	14	16
Retail store expense accrual	13	15
Accrued capital expenditures	10	9
Gift and retail store credits	9	10
Other accrued expenses and current liabilities	28	46
Total accrued expenses and other current liabilities	$230	$233

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
During the three and six months ended September 27, 2025 the Company closed 15 and 30 retail stores, respectively, which have been incorporated into the Global Optimization Plan. The Company closed 8 and 19 retail stores incorporated into the Global Optimization Plan during the three and six months ended September 28, 2024, respectively. Net restructuring charges recorded in connection with the Global Optimization Plan during the three and six months ended September 27, 2025 were $2 million and $3 million, respectively, primarily related to severance and store closure costs, partially offset by gains on lease terminations. Net restructuring charges recorded in connection with the Global Optimization Plan during the three and six months ended September 28, 2024 were $1 million and $2 million, respectively, primarily related to lease termination and store closure costs.

The below table presents a roll forward of the Company’s restructuring liability related to its Global Optimization Plan (in millions):

	Severance and benefit costs	Lease-related and other costs		Total
Balance at March 29, 2025	$4	$—		$4
Additions charged to expense	4	—	(1)	4
Payments	(7)	—		(7)
Balance at September 27, 2025	$1	$—		$1

(1)Excludes $1 million of gains on lease terminations and store closure costs related to operating lease right-of-use assets recorded within restructuring and other expense on the consolidated statements of operations and comprehensive (loss) income for the six months ended September 27, 2025.
11. Debt Obligations
The following table presents the Company’s debt obligations (in millions):

	September 27, 2025	March 29, 2025
Revolving Credit Facilities	$1,024	$755
2025 Term Loans	729	712
Other	16	29
Total debt	1,769	1,496
Less: Unamortized debt issuance costs	5	6
Total carrying value of debt	1,764	1,490
Less: Short-term debt	11	24
Total long-term debt	$1,753	$1,466

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

The 2025 Credit Facilities are comprised of (i) a $700 million senior secured term loan facility comprised of (a) a $392 million tranche of term loans in United States dollars (the “USD Term Loans”), which was fully drawn by Michael Kors (USA), Inc. on the Closing Date, and (b) a tranche of term loans in Euros in an amount equal to the Euro equivalent of $320 million, or €296 million, at the time of closing (the “Euro Term Loans,” and together with the USD Term Loans, the “2025 Term Loans”), which were fully drawn by Michael Kors (Switzerland) GmbH on the Closing Date, and (ii) the existing $1.5 billion revolving credit facility (the “2022 Credit Facility”) as provided under the Existing Credit Agreement, which may be denominated in United States dollars and other currencies, including Euros, Canadian Dollars, Pounds Sterling, Japanese Yen and Swiss Francs, and which includes sub-facilities for the issuance of letters of credit up to $125 million and swing line loans at the administrative agent’s discretion of up to $100 million.
The 2025 Credit Facilities provide for an annual administration fee and the Revolving Credit Facility provides for an unused commitment fee equal to 7.5 basis points to 17.5 basis points per annum, based on the Company’s public debt ratings and/or net leverage ratio, applied to the average daily unused amount of the 2022 Credit Facility, which was 15.0 basis points as of September 27, 2025. Loans under the 2025 Credit Facilities may be prepaid and commitments may be terminated or reduced by the borrowers without premium or penalty other than customary “breakage” costs.
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
The Company had $1.024 billion and $755 million of borrowings outstanding under the 2022 Revolving Credit Facility as of September 27, 2025 and March 29, 2025, respectively. In addition, stand-by letters of credit of $1 million were outstanding as of September 27, 2025 and March 29, 2025, respectively. As of September 27, 2025 and March 29, 2025, the amount available for future borrowings under the 2022 Revolving Credit Facility was $475 million and $744 million, respectively.
The Company had $3 million of deferred financing fees related to the 2022 Revolving Credit Facility as of September 27, 2025 and March 29, 2025 and are recorded within other assets in the Company’s consolidated balance sheets.
As of September 27, 2025, the carrying value of borrowings outstanding under the 2025 Term Loans was $724 million, net of debt issuance costs of $5 million, and are recorded within long-term debt in the Company's consolidated balance sheets.
As of September 27, 2025, and the date these financial statements were issued, the Company was in compliance with all covenants related to the 2025 Credit Facilities.
Supplier Financing Program
The Company offers a supplier financing program which enables the Company’s inventory suppliers, at their sole discretion, to sell their receivables (i.e., the Company’s payment obligations to suppliers) to a financial institution on a non-recourse basis in order to be paid earlier than current payment terms provide. The Company’s obligations, including the amount due and scheduled payment dates, which generally do not exceed 90 days, are not impacted by a suppliers’ decision to participate in this program. The Company does not reimburse suppliers for any costs they incur to participate in the program and their participation is voluntary. The amount outstanding under this program as of September 27, 2025 and March 29, 2025 was $11 million and $24 million, respectively, and is presented as short-term debt on the Company’s consolidated balance sheets.
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

At September 27, 2025 and March 29, 2025, the fair values of the Company’s derivative contracts were determined using broker quotations, which were calculations derived from observable market information: the applicable currency rates at the balance sheet date and those forward rates particular to the contract at inception. The Company makes no adjustments to these broker obtained quotes or prices, but assesses the credit risk of the counterparty and would adjust the provided valuations for counterparty credit risk when appropriate. The fair value of the Company’s derivative instruments are included in prepaid expenses and other current assets, other assets, accrued expenses and other current liabilities and in other long-term liabilities on the consolidated balance sheets depending on whether they represent assets or liabilities of the Company and based on the maturity date of each individual hedge contract. See Note 14 for further detail.

All contracts are measured and recorded at fair value on a recurring basis and are categorized in Level 2 of the fair value hierarchy, as shown in the following table (in millions):

	Fair value at September 27, 2025 using:			Fair value at March 29, 2025 using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities:
Forward foreign currency exchange contracts	$—	$4	$—	$—	$2	$—
Net investment hedges	—	909	—	—	289	—
Total derivative liabilities	$—	$913	$—	$—	$291	$—
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
The following table summarizes the carrying values and estimated fair values of the Company’s debt, based on Level 2 measurements (in millions):

	September 27, 2025		March 29, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Revolving Credit Facilities	$1,024	$1,024	$755	$755
2025 Term Loans	$724	$725	$706	$699

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

The Company recorded $21 million impairment charges during the three and six months ended September 27, 2025. The Company recorded $20 million of impairment charges during the three and six months ended September 28, 2024. The following table details the carrying values and fair values of the Company’s assets that have been impaired during the three and six months ended September 27, 2025 and the three and six months ended September 28, 2024 (in millions):

	Three and Six Months Ended September 27, 2025			Three and Six Months Ended September 28, 2024
	Carrying Value Prior to Impairment	Fair Value	Impairment Charge	Carrying Value Prior to Impairment	Fair Value	Impairment Charge
Operating lease right-of-use assets	$43	$27	$16	$42	$24	$18
Property and equipment, net	8	3	5	3	1	2
Total	$51	$30	$21	$45	$25	$20
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
As of March 29, 2025, the Company had total notional amounts of $50 million of EUR/USD forward contracts outstanding. During the first quarter of Fiscal 2026, the Company entered into multiple EUR/USD forward contracts with additional notional amounts of $29 million. As of September 27, 2025, the Company had total notional amounts outstanding of $52 million of forward foreign currency exchange contracts.
Changes in the fair value of the Company’s forward foreign currency exchange contracts that are designated as accounting hedges are recorded in equity as a component of accumulated other comprehensive (loss) income and are reclassified from accumulated other comprehensive (loss) income into earnings when the items underlying the hedged transactions are recognized into earnings, as a component of cost of goods sold within the Company’s consolidated statements of operations and comprehensive (loss) income. During both the three and six months ended September 27, 2025, the Company reclassified $1 million from accumulated other comprehensive (loss) income into cost of goods sold due to the maturity of certain forward foreign currency exchange contracts.
Net Investment Hedges
As of March 29, 2025, the Company had $3.5 billion of hedges outstanding to hedge its net investment in Swiss Franc (“CHF”) denominated subsidiaries, of which the Company will exchange monthly and semi-annual fixed rate payments on United States dollar notional amounts for fixed rate payments of 0.0% in CHF. During the first and second quarter of Fiscal 2026, the Company modified multiple fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $950 million and $275 million, respectively, of which the Company will exchange monthly fixed rate payments on United States dollar notional amounts for fixed rate payments of 0.0% in CHF. As of September 27, 2025, the Company had $3.5 billion of outstanding hedges to hedge its net investment in CHF denominated subsidiaries. These contracts have maturity dates between March 2027 and May 2045 and are designated as net investment hedges.
Certain of these contracts are supported by a credit support annex (“CSA”) which provides for collateral exchange with the earliest effective date being June 2030. If the fair value of a derivative contract exceeds a certain threshold governed by the aforementioned CSAs, either party is required to post cash collateral.
As of September 27, 2025 and March 29, 2025, the Company had $2.364 billion of fixed-to-fixed cross-currency hedges outstanding related to its net investment in Euro denominated subsidiaries, of which the Company will exchange monthly fixed rate payments on United States dollar notional amounts for fixed rate payments of 0.0% in EUR. These contracts have maturity dates between January 2027 and July 2031 and have been designated as net investment hedges.

When a cross-currency swap is used as a hedging instrument in a net investment hedge assessed under the spot method, the cross-currency basis spread is excluded from the assessment of hedge effectiveness and is recognized as a reduction in interest income in the Company’s consolidated statements of operations and comprehensive (loss) income. Accordingly, the Company recorded interest income of $35 million and $71 million during the three and six months ended September 27, 2025, and $29 million and $53 million during the three and six months ended September 28, 2024, respectively.
The net gains or losses on net investment hedges are reported within CTA as a component of accumulated other comprehensive (loss) income on the Company’s consolidated balance sheets. Upon discontinuation of the hedge, such amounts remain in CTA until the related net investment is sold or liquidated.
Interest Rate Swaps
During the second quarter of Fiscal 2025, the Company entered into multiple interest rate swaps with aggregate notional amounts of €800 million. The swaps were designed to mitigate the impact of adverse interest rate fluctuations for a portion of the Company’s variable rate debt. €500 million of the total interest rate swaps entered into relate to the Company’s Senior Revolving Credit Facility expiring July 2027. The remaining €300 million of the interest rate swaps entered into related to the Company’s previously outstanding Versace Term Loan. During the fourth quarter of Fiscal 2025, the Company terminated these interest rate swaps to coincide with the Company’s debt refinancing and paid $13 million. As of September 27, 2025 and March 29, 2025, the Company did not have any interest rate swap agreements outstanding.

When an interest rate swap agreement qualifies for hedge accounting as a cash flow hedge, the changes in the fair value are recorded in equity as a component of accumulated other comprehensive (loss) income and are reclassified into interest income, net, in the same period in which the hedged transactions affect earnings. During the three and six months ended September 27, 2025, the Company recognized $2 million and $4 million of interest expense, respectively, related to amortization of the fair value previously recorded as a component of accumulated other comprehensive (loss) income related to the terminated interest rate swaps. During the three and six months ended September 28, 2024, the Company recognized $1 million of interest income related to these agreements.
The Company only enters into derivative instruments with highly credit-rated counterparties and does not enter into derivative contracts for trading or speculative purposes.
The following table details the fair value of the Company’s derivative contracts, which are recorded on a gross basis in the consolidated balance sheets as of September 27, 2025 and March 29, 2025 (in millions):

			Fair Value
	Notional Amounts		Assets		Liabilities
	September 27, 2025	March 29, 2025	September 27, 2025	March 29, 2025	September 27, 2025		March 29, 2025
Designated forward foreign currency exchange contracts	$52	$50	$—	$—	$4	(1)	$2	(1)
Designated net investment hedges	5,864	5,864	—	—	909	(2)	289	(2)
Total	$5,916	$5,914	$—	$—	$913		$291

(1)Recorded within accrued expenses and other current liabilities on the Company’s consolidated balance sheets.
(2)As of September 27, 2025, the Company recorded $909 million within other long-term liabilities on the Company’s consolidated balance sheets. As of March 29, 2025, the Company recorded $12 million within accrued expenses and other current liabilities and $277 million within other long-term liabilities on the Company’s consolidated balance sheets.

The Company records and presents the fair value of all of its derivative assets and liabilities on its consolidated balance sheets on a gross basis, as shown in the above table. However, if the Company were to offset and record the asset and liability balances for its derivative instruments on a net basis in accordance with the terms of its master netting arrangements, which provide for the right to set-off amounts for similar transactions denominated in the same currencies and with the same banks, the resulting impact as of September 27, 2025 and March 29, 2025 would be as follows (in millions):

	Forward Currency Exchange Contracts		Net Investment Hedges
	September 27, 2025	March 29, 2025	September 27, 2025	March 29, 2025
Liabilities subject to master netting arrangements	$4	$2	$909	$289
Derivative liabilities, net	$4	$2	$909	$289
Currently, the Company’s master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties.
The following tables summarize the losses recognized within the consolidated statements of operations and comprehensive income related to the Company’s hedge contracts for the three and six months ended September 27, 2025 and September 28, 2024 (in millions):

	Three Months Ended		Six Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024	Location of Loss Recognized
Designated forward foreign currency exchange contracts	$1	$—	$1	$—	Cost of goods sold
Designated interest rate swaps	$2	$—	$4	$—	Interest expense, net
The Company expects that substantially all of the amounts currently recorded in accumulated other comprehensive (loss) income for its forward foreign currency exchange contracts will be reclassified into earnings during the next 12 months, based upon the timing of inventory purchases and turnover.
The following table summarizes the pre-tax impact of the losses recorded to other comprehensive income (“OCI”) related to the Company’s designated hedges (in millions):

	Three Months Ended		Six Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
	Pre-Tax Losses Recognized in OCI	Pre-Tax Losses Recognized in OCI	Pre-Tax Losses Recognized in OCI	Pre-Tax Losses Recognized in OCI
Designated forward foreign currency exchange contracts	$—	$—	$(4)	$—
Designated net investment hedges	$(35)	$(240)	$(620)	$(266)
Designated interest rate swaps	$—	$(15)	$—	$(15)
15. Shareholders’ Equity
Share Repurchase Program
On November 9, 2022, the Company announced its Board of Directors approved a two-year share repurchase program to purchase up to $1.0 billion of its outstanding ordinary shares which expired on November 9, 2024. Share repurchases were permitted to be made in open market or privately negotiated transactions and/or pursuant to Rule 10b5-1 trading plans, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors. However, pursuant to the terms of the Merger Agreement, and subject to certain limited exceptions, the Company was prohibited from repurchasing its ordinary shares other than the acceptance of Company ordinary shares as payment of the exercise price of Company options or for withholding taxes with respect of Company equity awards.

Accordingly, the Company did not repurchase any of its ordinary shares during the pendency of the Merger Agreement through the expiration date of the share repurchase program.
During the six months ended September 27, 2025 and September 28, 2024, the Company did not purchase any of its’ ordinary shares through open market transactions.
The Company also has in place a “withhold to cover” repurchase program, which allows the Company to withhold ordinary shares from certain employees and directors to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards. During the six months ended September 27, 2025 and September 28, 2024, the Company withheld 98,081 shares and 105,470 shares, respectively, with a fair value of $2 million and $4 million, respectively, in satisfaction of minimum tax withholding obligations relating to the vesting of restricted share awards.
Accumulated Other Comprehensive (Loss) Income
The following table details changes in the components of accumulated other comprehensive (loss) income, net of taxes, for the six months ended September 27, 2025 and September 28, 2024, respectively (in millions):

	Foreign Currency Translation Adjustments (1)	Net Loss on Derivatives (2)	Other Comprehensive (Loss) Income Attributable to Capri
Balance at March 29, 2025	$67	$(10)	$57
Other comprehensive loss before reclassifications	(491)	(3)	(494)
Loss reclassified from AOCI to earnings	—	4	4
Other comprehensive loss, net of tax	(491)	1	(490)
Balance at September 27, 2025	$(424)	$(9)	$(433)

Balance at March 30, 2024	$161	$—	$161
Other comprehensive loss before reclassifications	(147)	(11)	(158)
Balance at September 28, 2024	$14	$(11)	$3

(1)Foreign currency translation adjustments for the six months ended September 27, 2025 primarily include a $464 million loss, net of taxes of $156 million, relating to the Company’s net investment hedges, as well as a net $27 million translation loss. Foreign currency translation adjustments for the six months ended September 28, 2024 primarily include a $199 million loss, net of taxes of $67 million, relating to the Company’s net investment hedges partially offset by a net $52 million translation gain.
(2)Other comprehensive loss before reclassifications for both the six months ended September 27, 2025 and September 28, 2024 were primarily related to the Company’s forward foreign currency exchange contracts, net of taxes. Reclassifications from AOCI into earnings for six months ended September 27, 2025 were $3 million, net of taxes of $1 million related to the Company’s previously terminated interest rate swaps and $1 million, net of immaterial taxes, related to the Company’s forward foreign currency exchange contracts for inventory purchases.

16. Share-Based Compensation
The Company grants equity awards to certain employees and directors of the Company at the discretion of the Company’s Compensation and Talent Committee. On December 1, 2011, the Company adopted the Omnibus Incentive Plan (the “Incentive Plan”) which allows for grants of share options, restricted shares, RSUs and other forms of equity compensation. On August 7, 2025, the Company’s shareholders approved an amendment to the Incentive Plan to increase the number of ordinary shares authorized for issuance by 2,500,000 increasing the total authorized ordinary shares from 22,471,000 to 24,971,000. At September 27, 2025, there were 3,633,443 ordinary shares available for future grants of equity awards under the Incentive Plan. Option grants issued under the Incentive Plan generally expire seven years from the grant date.

The following table summarizes the Company’s share-based compensation activity during the six months ended September 27, 2025:

	Options	Service-Based RSUs	Performance-Based RSUs
Outstanding/Unvested at March 29, 2025	180,481	2,992,161	162,954
Granted	—	2,212,457	—
Exercised/Vested	—	(1,320,515)	—
Canceled/Forfeited	(180,481)	(448,678)	—
Outstanding/Unvested at September 27, 2025	—	3,435,425	162,954
The weighted average grant date fair value of service-based RSUs granted during the six months ended September 27, 2025 was $17.89. There were no performance-based RSUs granted during the six months ended September 27, 2025. The weighted average grant date fair value of service-based RSUs granted during the six months ended September 28, 2024 was $32.20. There were no performance-based RSUs granted during the six months ended September 28, 2024.
Share-Based Compensation Expense
The following table summarizes compensation expense attributable to share-based compensation for the three and six months ended September 27, 2025 and September 28, 2024 (in millions):

	Three Months Ended		Six Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Share-based compensation expense	$7	$9	$21	$33
Tax benefit related to share-based compensation expense	$1	$1	$1	$5
Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on historical forfeiture rates. The estimated value of future forfeitures for equity awards as of September 27, 2025 is $6 million. There were no forfeitures for performance-based RSUs.
See Note 17 in the Company’s Fiscal 2025 Annual Report on Form 10-K for additional information relating to the Company’s share-based compensation awards.
17. Income Taxes
The provision for income taxes was $36 million and $20 million for the three and six months ended September 27, 2025, compared to a benefit of $27 million and $21 million for the three and six months ended September 28, 2024. The Company’s effective tax rate for the three and six months ended September 27, 2025 compared to the effective tax rate for the three and six months ended September 28, 2024 is not a meaningful metric due to the effect of the Company recording $40 million and $14 million of incremental net valuation allowances for the three and six months ended September 27, 2025, respectively.
On January 10, 2025, the United States Treasury and the IRS issued final regulations that address several long-standing issues related to dual consolidated losses and introduce new rules for disregarded payment losses. The changes related to disregarded payment losses could impact how the Company utilizes certain deductions and losses to offset its U.S. income as part of its global financing activities, beginning in Fiscal 2027. Based upon the Company’s analysis, this is not projected to have a material impact on the Company’s consolidated financial statements.
On July 4, 2025, the U.S. government enacted the OBBBA which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Jobs Act. Based upon the Company’s analysis, the OBBBA did not have a material impact on the Company’s consolidated financial statements.

18. Segment Information
On April 10, 2025, the Company and Prada entered into a Purchase Agreement whereby Prada has agreed to acquire certain subsidiaries of the Company which operate the Company’s Versace business for an aggregate purchase price of $1.375 billion in cash, subject to certain adjustments, including for net indebtedness, working capital and transaction expenses. As a result, the Company determined that the held for sale and discontinued operations criteria were met and the Company has classified the results of operations and cash flows of its Versace business as discontinued operations in its consolidated statements of operations and comprehensive (loss) income and consolidated statements of cash flows for all periods presented. The related assets and liabilities associated with the discontinued operations are classified as held for sale in the consolidated balance sheets as of September 27, 2025 and March 29, 2025. Accordingly, the Versace business has been excluded from the segment information herein for all periods presented. Refer to Note 4 - "Discontinued Operations" for further information.

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
•Jimmy Choo — segment includes revenue generated through the sale of Jimmy Choo luxury footwear, handbags and small leather goods through directly operated Jimmy Choo retail and outlet stores throughout the Americas, certain parts of EMEA and certain parts of Asia, through its e-commerce sites. In addition, revenue is generated through wholesale sales of luxury goods to distribution partners (including geographic licensing arrangements that allow third parties to use the Jimmy Choo trademarks in connection with retail and/or wholesale sales of Jimmy Choo branded products in specific geographic regions), multi-brand department stores and specialty stores worldwide, as well as through product licensing agreements, which allow third parties to use the Jimmy Choo brand name and trademarks in connection with the manufacturing and sale of fragrances and eyewear.
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
In addition to these reportable segments, the Company has certain corporate costs that are not directly attributable to its brands and, therefore, are not allocated to its segments. Such costs primarily include certain administrative, corporate occupancy, shared service and information technology systems expenses, including enterprise resource planning system implementation costs and Capri transformation program costs. In addition, certain other costs are not allocated to segments, including transaction related costs, impairment charges and restructuring and other expense. The segment structure is consistent with how the Company’s CODM plans and allocates resources, manages the business and assesses performance. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance.

The following table presents the key performance information of the Company’s reportable segments (in millions):

		Three Months Ended		Six Months Ended
		September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
	Total revenue:
	Michael Kors	$725	$738	$1,360	$1,413
	Jimmy Choo	131	140	293	313
	Total revenue	$856	$878	$1,653	$1,726

	Cost of goods sold:
	Michael Kors	$295	$287	$542	$543
	Jimmy Choo	39	44	87	101
	Total cost of goods sold	$334	$331	$629	$644

	Selling, general and administrative expenses:
	Michael Kors	$339	$344	$646	$668
	Jimmy Choo	94	93	197	198
	Corporate	48	60	93	122
	Total selling, general and administrative expenses	$481	$497	$936	$988

	Depreciation and amortization:
	Michael Kors	$18	$20	$36	$40
	Jimmy Choo	7	8	14	15
	Corporate	5	7	10	12
	Total depreciation and amortization	$30	$35	$60	$67

	(Loss) income from operations:
	Michael Kors	$73	$87	$136	$162
	Jimmy Choo	(9)	(5)	(5)	(1)
		64	82	131	161
Less:	Corporate expenses	(53)	(57)	(103)	(119)
	Impairment of assets (1)	(21)	(20)	(21)	(20)
	Transaction related costs	—	(10)	—	(15)
	Restructuring and other expense	(2)	(1)	(3)	(2)
	(Loss) income from operations	$(12)	$(6)	$4	$5

(1)Impairment of assets during the three and six months ended September 27, 2025 and September 28, 2024 primarily related to operating lease right-of-use assets at certain Michael Kors store locations.

Total revenue (based on country of origin) by geographic location are as follows (in millions):

	Three Months Ended		Six Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Revenue:
The Americas (1)	$491	$527	$950	$1,030
EMEA	261	258	489	473
Asia	104	93	214	223
Total revenue	$856	$878	$1,653	$1,726

(1)Total revenue earned in the U.S. was $442 million and $860 million, respectively, for the three and six months ended September 27, 2025. Total revenue earned in the U.S. was $471 million and $929 million, respectively, for the three and six months ended September 28, 2024.
Total long-lived assets of the Company’s reportable segments are as follows (in millions):

	As of
	September 27, 2025	March 29, 2025
Long-lived assets:
Michael Kors	$1,246	$1,197
Jimmy Choo	602	603
Total long-lived assets	$1,848	$1,800

19. Subsequent Events
On November 4, 2025, the Company announced the Board of Directors approved a three-year share repurchase program of up to $1.0 billion of its outstanding ordinary shares, which the Company expects to begin implementing in Fiscal 2027. Share repurchases may be made in open market or privately negotiated transactions, subject to market conditions, applicable legal requirements, trading restrictions under the Company's insider trading policy and other relevant factors. The program may be suspended or discontinued at any time.

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
On April 8, 2025, our Board of Directors made the decision to sell Versace to Prada, and a definitive agreement was entered into on April 10, 2025. Accordingly, we determined the Versace business met held-for-sale and discontinued operations accounting criteria during the first quarter of Fiscal 2026 and we began to separately report the results of this business as discontinued operations in our consolidated statements of operations and comprehensive (loss) income and to present the related assets and liabilities as held for sale in our consolidated balance sheets for the second quarter ended September 27, 2025. These changes have been applied to all periods presented. Unless otherwise noted, discussion within this management’s discussion and analysis of financial condition and results of operations relates to our continuing operations. Refer to Note 4 - "Discontinued Operations" to the accompanying consolidated financial statements for additional information.
Termination of the Agreement and Plan of Merger with Tapestry
As previously disclosed, on August 10, 2023, Capri entered into an Agreement and Plan of Merger with Tapestry, a Maryland corporation, and Sunrise Merger Sub, Inc., a British Virgin Islands business company limited by shares and a direct wholly owned subsidiary of Tapestry. The Merger Agreement provided that, among other things and on the terms and subject to the conditions set forth therein, Tapestry would acquire Capri in an all-cash transaction by means of a merger of Merger Sub with and into Capri, with Capri surviving the Merger as a wholly owned subsidiary of Tapestry.
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
Certain Factors Affecting Financial Condition and Results of Operations
Macroeconomic conditions and inflationary pressures. Global economic conditions, including inflation, political instability due to war or other geopolitical factors and other macroeconomic uncertainty and the related impact on levels of consumer spending worldwide impacted our business in the first half of Fiscal 2026, and are likely to continue to impact our business and the luxury accessories, footwear and apparel industry overall for the foreseeable future. Purchases of discretionary luxury items, such as the accessories, footwear and apparel that we produce, tend to decline when disposable income is lower or when there are inflationary pressures or other economic uncertainty which could negatively affect our financial condition and results of operations.
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
Jimmy Choo
We generate revenue through the sale of Jimmy Choo luxury goods through directly operated Jimmy Choo retail and outlet stores throughout the Americas, certain parts of EMEA and certain parts of Asia, through our e-commerce sites. In addition, revenue is generated through wholesale sales of luxury goods to distribution partners (including geographic licensing arrangements that allow third parties to use the Jimmy Choo tradename in connection with retail and/or wholesale sales of Jimmy Choo branded products in specific geographic regions), multi-brand department stores and specialty stores worldwide, as well as through product licensing agreements, which allow third parties to use the Jimmy Choo brand name and trademarks in connection with the manufacturing and sale of products, including fragrances and eyewear.
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
Unallocated Corporate Expenses
In addition to the reportable segments discussed above, we have certain corporate costs that are not directly attributable to our brands and, therefore, are not allocated to segments. Such costs primarily include certain administrative, corporate occupancy, shared service and information technology systems expenses, including enterprise resource planning system implementation costs and Capri transformation program costs. In addition, certain other costs are not allocated to segments, including transaction related costs, impairment charges and restructuring and other expense. The segment structure is consistent with how our chief operating decision maker plans and allocates resources, manages the business and assesses performance.

The following table presents our total revenue and income from operations by segment for the three and six months ended September 27, 2025 and September 28, 2024 (in millions):

		Three Months Ended		Six Months Ended
		September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
	Total revenue:
	Michael Kors	$725	$738	$1,360	$1,413
	Jimmy Choo	131	140	293	313
	Total revenue	$856	$878	$1,653	$1,726

	Cost of goods sold:
	Michael Kors	$295	$287	$542	$543
	Jimmy Choo	39	44	87	101
	Total cost of goods sold	$334	$331	$629	$644

	Selling, general and administrative expenses:
	Michael Kors	$339	$344	$646	$668
	Jimmy Choo	94	93	197	198
	Corporate	48	60	93	122
	Total selling, general and administrative expenses	$481	$497	$936	$988

	Depreciation and amortization:
	Michael Kors	$18	$20	$36	$40
	Jimmy Choo	7	8	14	15
	Corporate	5	7	10	12
	Total depreciation and amortization	$30	$35	$60	$67

	(Loss) income from operations:
	Michael Kors	$73	$87	$136	$162
	Jimmy Choo	(9)	(5)	(5)	(1)
		64	82	131	161
Less:	Corporate expenses	(53)	(57)	(103)	(119)
	Impairment of assets (1)	(21)	(20)	(21)	(20)
	Transaction related costs	—	(10)	—	(15)
	Restructuring and other expense	(2)	(1)	(3)	(2)
	(Loss) income from operations	$(12)	$(6)	$4	$5

(1)Impairment of assets during the three and six months ended September 27, 2025 and September 28, 2024 primarily related to operating lease right-of-use assets at certain Michael Kors store locations.

The following table presents our global network of retail stores by brand:

	As of
	September 27, 2025	September 28, 2024
Number of full price retail stores (including concessions):
Michael Kors	372	446
Jimmy Choo	160	169
	532	615

Number of outlet stores:
Michael Kors	319	309
Jimmy Choo	56	57
	375	366

Total number of retail stores	907	981
The following table presents our retail stores by geographic location:

	As of		As of
	September 27, 2025		September 28, 2024
	Michael Kors	Jimmy Choo	Michael Kors	Jimmy Choo
Store count by region:
The Americas	264	41	292	43
EMEA	140	64	153	66
Asia	287	111	310	117
	691	216	755	226
Key Consolidated Performance Indicators and Statistics
We use a number of key indicators of operating results to evaluate our performance, including the following (dollars in millions):

	Three Months Ended		Six Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Total revenue	$856	$878	$1,653	$1,726
Gross profit as a percent of total revenue	61.0%	62.3%	61.9%	62.7%
(Loss) income from operations	$(12)	$(6)	$4	$5
(Loss) income from operations as a percent of total revenue	(1.4)%	(0.7)%	0.2%	0.3%
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

Results of Operations

Comparison of the three months ended September 27, 2025 with the three months ended September 28, 2024

The following table details the results of our operations for the three months ended September 27, 2025 and September 28, 2024, and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Three Months Ended		$ Change	% Change	% of Total Revenue for the Three Months Ended
	September 27, 2025	September 28, 2024			September 27, 2025	September 28, 2024
Statements of Operations Data:
Total revenue	$856	$878	$(22)	(2.5)%
Cost of goods sold	334	331	3	0.9%	39.0%	37.7%
Gross profit	522	547	(25)	(4.6)%	61.0%	62.3%
Selling, general and administrative expenses	481	497	(16)	(3.2)%	56.2%	56.6%
Depreciation and amortization	30	35	(5)	(14.3)%	3.5%	4.0%
Impairment of assets	21	20	1	5.0%	2.5%	2.3%
Restructuring and other expense	2	1	1	100.0%	0.2%	0.1%
Total operating expenses	534	553	(19)	(3.4)%	62.4%	63.0%
Loss from operations	(12)	(6)	(6)	100.0%	(1.4)%	(0.7)%
Interest income, net	(17)	(10)	(7)	70.0%	(2.0)%	(1.1)%
Foreign currency loss (gain)	3	(11)	14	NM	0.4%	(1.3)%
Income from continuing operations before income taxes	2	15	(13)	(86.7)%	0.2%	1.7%
Provision (benefit) for income taxes	36	(27)	63	NM	4.2%	(3.1)%
Net (loss) income from continuing operations	(34)	42	(76)	NM
Net income (loss) from discontinued operations, net of tax	6	(19)	25	NM
Net (loss) income	(28)	23	(51)	NM
Less: Net loss attributable to noncontrolling interest from continuing operations	—	(1)	1	(100.0)%
Net (loss) income attributable to Capri	$(28)	$24	$(52)	NM

NM Not meaningful
NM Not meaningful
Total Revenue

	Three Months Ended			% Change
(dollars in millions)	September 27, 2025	September 28, 2024	$ Change	As Reported	Constant Currency
Michael Kors	$725	$738	$(13)	(1.8)%	(3.3)%
Jimmy Choo	131	140	(9)	(6.4)%	(9.3)%
Total revenue	$856	$878	$(22)	(2.5)%	(4.2)%
Total revenue decreased $22 million, or 2.5%, to $856 million for the three months ended September 27, 2025, compared to $878 million for the three months ended September 28, 2024, which included net favorable foreign currency effects of approximately $15 million, primarily as a result of the weakening of the United States dollar compared to the Euro and British Pound. On a constant currency basis, our total revenue decreased $37 million, or 4.2%.
•Michael Kors revenue decreased $13 million, or 1.8%, to $725 million for the three months ended September 27, 2025, compared to $738 million for the three months ended September 28, 2024, which included favorable foreign currency effects of $11 million. On a constant currency basis, revenue decreased $24 million, or 3.3%, primarily due to the result of certain strategic initiatives previously put in place at Michael Kors that did not perform as expected, as well as a decrease in promotions. See Note 5 to the accompanying consolidated financial statements for additional information.
•Jimmy Choo revenues decreased $9 million, or 6.4%, to $131 million for the three months ended September 27, 2025, compared to $140 million for the three months ended September 28, 2024, which included favorable foreign currency effects of $4 million. On a constant currency basis, revenue decreased $13 million, or 9.3%, primarily attributable to a continued slowdown in demand for certain categories of fashion luxury goods, particularly in EMEA and Asia.
Gross Profit

	Three Months Ended
(dollars in millions)	September 27, 2025	September 28, 2024	$ Change	% Change
Gross Profit:
Michael Kors	$430	$451	$(21)	(4.7)%
Jimmy Choo	92	96	(4)	(4.2)%
Total gross profit	$522	$547	$(25)	(4.6)%
Gross Profit Margin:
Michael Kors	59.3%	61.1%
Jimmy Choo	70.2%	68.6%
Gross profit decreased $25 million, or 4.6%, to $522 million for the three months ended September 27, 2025, compared to $547 million for the three months ended September 28, 2024, which included net favorable foreign currency effects of $11 million. Gross profit as a percentage of total revenue was 61.0% and 62.3% for the three months ended September 27, 2025 and September 28, 2024, respectively.
•Michael Kors gross profit decreased $21 million, or 4.7%, to $430 million for the three months ended September 27, 2025, compared to $451 million for the three months ended September 28, 2024. The 180 basis point decrease in gross profit margin was primarily attributable to the unfavorable impact of recently enacted U.S. import tariffs.
•Jimmy Choo gross profit decreased $4 million, or 4.2%, to $92 million for the three months ended September 27, 2025, compared to $96 million for the three months ended September 28, 2024. The 160 basis point increase in gross profit margin was primarily due to favorable channel mix and higher full price sell-throughs.
Total Operating Expenses
Total operating expenses decreased $19 million, or 3.4%, to $534 million for the three months ended September 27, 2025, compared to $553 million for the three months ended September 28, 2024. Our operating expenses included a net unfavorable foreign currency impact of approximately $10 million. Total operating expenses decreased to 62.4% as a percentage of total revenue for the three months ended September 27, 2025, compared to 63.0% for the three months ended September 28, 2024. The components that comprise total operating expenses are explained below.

Selling, General and Administrative Expenses

	Three Months Ended
(dollars in millions)	September 27, 2025	September 28, 2024	$ Change	% Change
Selling, general and administrative expenses:
Michael Kors	$339	$344	$(5)	(1.5)%
Jimmy Choo	94	93	1	1.1%
Corporate	48	60	(12)	(20.0)%
Total selling, general and administrative expenses	$481	$497	$(16)	(3.2)%
Selling, general and administrative expenses decreased $16 million, or 3.2%, to $481 million for the three months ended September 27, 2025, compared to $497 million for the three months ended September 28, 2024. As a percentage of total revenue, selling, general and administrative expenses decreased to 56.2% for the three months ended September 27, 2025, compared to 56.6% for the three months ended September 28, 2024.
•Michael Kors selling, general and administrative expenses decreased $5 million, or 1.5%, to $339 million for the three months ended September 27, 2025, compared to $344 million for the three months ended September 28, 2024. The decrease was primarily due to cost savings initiatives which resulted in lower personnel expenses and retail store related costs.
•Jimmy Choo selling, general and administrative expenses increased $1 million, or 1.1%, to $94 million for the three months ended September 27, 2025, compared to $93 million for the three months ended September 28, 2024, primarily due to increased marketing expenses partially offset by cost savings initiatives which resulted in lower retail store related costs compared to the prior year.
Unallocated corporate expenses, which are included within selling, general and administrative expenses discussed above, but are not directly attributable to a reportable segment, decreased $12 million, or 20.0%, to $48 million for the three months ended September 27, 2025 as compared to $60 million for the three months ended September 28, 2024, primarily due to a decrease in professional fees related to certain Capri transformation projects which are now complete and the absence of transaction related costs incurred in the prior year.
Impairment of Assets
For the three months ended September 27, 2025, we recognized asset impairment charges of $21 million primarily related to the impairment of operating lease right-of-use assets at certain Michael Kors store locations. For the three months ended September 28, 2024, we recognized asset impairment charges of $20 million primarily related to operating lease right-of-use assets at certain Michael Kors store locations. See Note 13 to the accompanying consolidated financial statements for additional information.
Restructuring and Other Expense
During the three months ended September 27, 2025 and September 28, 2024, we recorded expenses of $2 million and $1 million, respectively, primarily related to store closure costs. See Note 10 to the accompanying consolidated financial statements for additional information.

Loss from Operations

	Three Months Ended
(in millions)	September 27, 2025	September 28, 2024	$ Change	% Change
Loss from operations:
Michael Kors	$73	$87	$(14)	(16.1)%
Jimmy Choo	(9)	(5)	(4)	80.0%
	64	82	(18)	(22.0)%
Unallocated corporate and other expenses, net (1)	(76)	(88)	12	(13.6)%
Loss from operations	$(12)	$(6)	$(6)	100.0%
Operating Margin:
Michael Kors	10.1%	11.8%
Jimmy Choo	(6.9)%	(3.6)%

(1)Certain corporate costs are not directly attributable to our brands and, therefore, are not allocated to segments. See Note 18 to the accompanying consolidated financial statements for additional information.
Loss from operations was $12 million for the three months ended September 27, 2025, compared to $6 million for the three months ended September 28, 2024. Loss from operations as a percentage of total revenue was 1.4% for the three months ended September 27, 2025, compared to 0.7% for the three months ended September 28, 2024.
•Michael Kors recorded income from operations of $73 million for the three months ended September 27, 2025, compared to $87 million for the three months ended September 28, 2024. Operating margin decreased from 11.8% for the three months ended September 28, 2024, to 10.1% for the three months ended September 27, 2025, primarily due to a decrease in gross profit margin as noted above.
•Jimmy Choo recorded a loss from operations of $9 million for the three months ended September 27, 2025 compared to $5 million for the three months ended September 28, 2024. Operating margin decreased from a loss of 3.6% for the three months ended September 28, 2024 to 6.9% for the three months ended September 27, 2025, primarily due to deleveraging of operating expenses on lower revenues compared to the prior year.
Interest Income, net
For the three months ended September 27, 2025, we recognized $17 million of interest income compared to $10 million of interest income for the three months ended September 28, 2024. The $7 million improvement in interest income, net, is primarily due to higher interest income from our net investment hedges and lower effective interest rates on our outstanding debt (see Note 11 and Note 14 to the accompanying consolidated financial statements for additional information).
Foreign Currency Loss (Gain)
For the three months ended September 27, 2025, we recognized a net foreign currency loss of $3 million compared to a gain of $11 million for the three months ended September 28, 2024, primarily attributable to the remeasurement of intercompany balances between certain of our subsidiaries.
Provision (Benefit) for Income Taxes
The provision for income taxes was $36 million for the three months ended September 27, 2025, compared to a benefit of $27 million for the three months ended September 28, 2024. Our effective tax rate for the three months ended September 27, 2025 compared to our effective tax rate for the three months ended September 28, 2024 is not a meaningful metric due to the effect of an incremental net valuation allowance of $40 million recorded for the three months ended September 27, 2025.

On January 10, 2025, the United States Treasury and the IRS issued final regulations that address several long-standing issues related to dual consolidated losses and introduce new rules for disregarded payment losses. The changes related to disregarded payment losses could impact how we utilize certain deductions and losses to offset our U.S. income as part of our global financing activities beginning in Fiscal 2027. Based upon our analysis, this is not projected to have a material impact on our consolidated financial statements.
On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act of 2025 (“OBBBA”) which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act (“Jobs Act”). Based upon our analysis, the OBBBA did not have a material impact on our consolidated financial statements.
Our effective tax rate may fluctuate from time to time due to the effects of valuation allowance on deferred tax assets, changes in United States federal, state and local taxes and tax rates in foreign jurisdictions. In addition, factors such as the geographic mix of earnings, enacted tax legislation and the results of various global tax strategies, may also impact our effective tax rate in future periods.
Net (Loss) Income from Continuing Operations
As a result of the above, our net loss was $34 million for the three months ended September 27, 2025, compared to net income of $42 million for the three months ended September 28, 2024.

Results of Operations
Comparison of the six months ended September 27, 2025 with the six months ended September 28, 2024
The following table details the results of our operations for the six months ended September 27, 2025 and September 28, 2024, and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Six Months Ended		$ Change	% Change	% of Total Revenue for the Six Months Ended
	September 27, 2025	September 28, 2024			September 27, 2025	September 28, 2024
Statements of Operations Data:
Total revenue	$1,653	$1,726	$(73)	(4.2)%
Cost of goods sold	629	644	(15)	(2.3)%	38.1%	37.3%
Gross profit	1,024	1,082	(58)	(5.4)%	61.9%	62.7%
Selling, general and administrative expenses	936	988	(52)	(5.3)%	56.6%	57.2%
Depreciation and amortization	60	67	(7)	(10.4)%	3.6%	3.9%
Impairment of assets	21	20	1	5.0%	1.3%	1.2%
Restructuring and other expense	3	2	1	50.0%	0.2%	0.1%
Total operating expenses	1,020	1,077	(57)	(5.3)%	61.7%	62.4%
Income from operations	4	5	(1)	(20.0)%	0.2%	0.3%
Other income, net	(1)	—	(1)	NM	(0.1)%	—%
Interest income, net	(35)	(14)	(21)	NM	(2.1)%	(0.8)%
Foreign currency gain	(2)	(7)	5	(71.4)%	(0.1)%	(0.4)%
Income before income taxes	42	26	16	61.5%	2.5%	1.5%
Provision (benefit) for income taxes	20	(21)	41	NM	1.2%	(1.2)%
Net income from continuing operations	22	47	(25)	(53.2)%
Net income (loss) from discontinued operations, net of tax	3	(36)	39	NM
Net income	25	11	14	NM
Less: Net income attributable to noncontrolling interest from continuing operations	—	1	(1)	(100.0)%
Net income attributable to Capri	$25	$10	$15	NM

NM Not meaningful

Total Revenue

	Six Months Ended			% Change
(dollars in millions)	September 27, 2025	September 28, 2024	$ Change	As Reported	Constant Currency
Michael Kors	$1,360	$1,413	$(53)	(3.8)%	(5.2)%
Jimmy Choo	293	313	(20)	(6.4)%	(9.3)%
Total revenue	$1,653	$1,726	$(73)	(4.2)%	(5.9)%
Total revenue decreased $73 million, or 4.2%, to $1.653 billion for the six months ended September 27, 2025, compared to $1.726 billion for the six months ended September 28, 2024, which included net favorable foreign currency effects of approximately $29 million, primarily as a result of the weakening of the United States dollar compared to the Euro and British Pound. On a constant currency basis, our total revenue decreased $102 million, or 5.9%.

•Michael Kors revenues decreased $53 million, or 3.8%, to $1.360 billion for the six months ended September 27, 2025, compared to $1.413 billion for the six months ended September 28, 2024, which included favorable foreign currency effects of $20 million. On a constant currency basis, revenue decreased $73 million, or 5.2%, primarily due to the result of certain strategic initiatives previously put in place at Michael Kors that did not perform as expected, as well as a decrease in promotions. See Note 5 to the accompanying consolidated financial statements for additional information.
•Jimmy Choo revenues decreased $20 million, or 6.4%, to $293 million for the six months ended September 27, 2025, compared to $313 million for the six months ended September 28, 2024, which included favorable foreign currency effects of $9 million. On a constant currency basis, revenue decreased $29 million, or 9.3%, primarily attributable to a continued slowdown in demand for certain categories of fashion luxury goods, particularly in Asia and North America.
Gross Profit

	Six Months Ended
(dollars in millions)	September 27, 2025	September 28, 2024	$ Change	% Change
Gross Profit:
Michael Kors	$818	$870	$(52)	(6.0)%
Jimmy Choo	206	212	(6)	(2.8)%
Total gross profit	$1,024	$1,082	$(58)	(5.4)%
Gross Profit Margin:
Michael Kors	60.1%	61.6%
Jimmy Choo	70.3%	67.7%
Gross profit decreased $58 million, or 5.4%, to $1.024 billion for the six months ended September 27, 2025, compared to $1.082 billion for the six months ended September 28, 2024, which included net favorable foreign currency effects of $20 million. Gross profit as a percentage of total revenue was 61.9% and 62.7% for the six months ended September 27, 2025 and September 28, 2024, respectively.
•Michael Kors gross profit decreased $52 million, or 6.0%, to $818 million for the six months ended September 27, 2025, compared to $870 million for the six months ended September 28, 2024. The 150 basis point decrease in gross profit margin was primarily attributable to the unfavorable impact of recently enacted U.S. import tariffs and lower initial markups associated with our new pricing strategy.
•Jimmy Choo gross profit decreased $6 million, or 2.8%, to $206 million for the six months ended September 27, 2025, compared to $212 million for the six months ended September 28, 2024. The 260 basis point increase in gross profit margin was primarily due to favorable channel mix and higher full price sell-throughs.
Total Operating Expenses
Total operating expenses decreased $57 million, or 5.3%, to $1.020 billion for the six months ended September 27, 2025, compared to $1.077 billion for the six months ended September 28, 2024. Our operating expenses included a net unfavorable foreign currency impact of approximately $17 million. Total operating expenses decreased to 61.7% as a percentage of total revenue for the six months ended September 27, 2025, compared to 62.4% for the six months ended September 28, 2024. The components that comprise total operating expenses are explained below.

Selling, General and Administrative Expenses

	Six Months Ended
(dollars in millions)	September 27, 2025	September 28, 2024	$ Change	% Change
Selling, general and administrative expenses:
Michael Kors	$646	$668	$(22)	(3.3)%
Jimmy Choo	197	198	(1)	(0.5)%
Corporate	93	122	(29)	(23.8)%
Total selling, general and administrative expenses	$936	$988	$(52)	(5.3)%
Selling, general and administrative expenses decreased $52 million, or 5.3%, to $936 million for the six months ended September 27, 2025, compared to $988 million for the six months ended September 28, 2024. As a percentage of total revenue, selling, general and administrative expenses decreased to 56.6% for the six months ended September 27, 2025, compared to 57.2% for the six months ended September 28, 2024.
•Michael Kors selling, general and administrative expenses decreased $22 million, or 3.3%, to $646 million for the six months ended September 27, 2025, compared to $668 million for the six months ended September 28, 2024. The decrease was primarily due to cost savings initiatives which resulted in lower personnel expenses and retail store related costs compared to the prior year.
•Jimmy Choo selling, general and administrative expenses decreased $1 million, or 0.5%, to $197 million for the six months ended September 27, 2025, compared to $198 million for the six months ended September 28, 2024. The decrease was primarily due to cost savings initiatives which resulted in lower retail store related costs compared to the prior year.
Unallocated corporate expenses, which are included within selling, general and administrative expenses discussed above, but are not directly attributable to a reportable segment, decreased $29 million, or 23.8%, to $93 million for the six months ended September 27, 2025 as compared to $122 million for the six months ended September 28, 2024, primarily due to a decrease in professional fees related to certain Capri transformation projects which are now complete and the absence of transaction related costs incurred in the prior year.
Impairment of Assets
For the six months ended September 27, 2025, we recognized asset impairment charges of $21 million primarily related to the impairment of operating lease right-of-use assets at certain Michael Kors store locations. For the six months ended September 28, 2024, we recognized asset impairment charges of $20 million primarily related to operating lease right-of-use assets at certain Michael Kors store locations. See Note 13 to the accompanying consolidated financial statements for additional information.
Restructuring and Other Expense
During the six months ended September 27, 2025 and September 28, 2024, we recorded expenses of $3 million and $2 million, respectively, primarily related to store closure costs. See Note 10 to the accompanying consolidated financial statements for additional information.

Income from Operations

	Six Months Ended
(dollars in millions)	September 27, 2025	September 28, 2024	$ Change	% Change
Income from operations:
Michael Kors	$136	$162	$(26)	(16.0)%
Jimmy Choo	(5)	(1)	(4)	NM
	$131	$161	$(30)	(18.6)%
Unallocated corporate and other expenses, net (1)	(127)	(156)	29	(18.6)%
Income from operations	$4	$5	$(1)	(20.0)%
Operating Margin:
Michael Kors	10.0%	11.5%
Jimmy Choo	(1.7)%	(0.3)%

(1)Certain corporate costs are not directly attributable to our brands and, therefore, are not allocated to segments. See Note 18 to the accompanying consolidated financial statements for additional information.
Income from operations was $4 million for the six months ended September 27, 2025, compared to $5 million for the six months ended September 28, 2024. Income from operations as a percentage of total revenue was 0.2% for the six months ended September 27, 2025, compared to income from operations of 0.3% for the six months ended September 28, 2024.
•Michael Kors recorded income from operations of $136 million for the six months ended September 27, 2025, compared to $162 million for the six months ended September 28, 2024. Operating margin decreased from 11.5% for the six months ended September 28, 2024, to 10.0% for the six months ended September 27, 2025, primarily due to a decrease in gross profit margin as noted above.
•Jimmy Choo recorded a loss from operations of $5 million for the six months ended September 27, 2025, compared to $1 million for the six months ended September 28, 2024. Operating margin decreased from an operating loss of 0.3% for the six months ended September 28, 2024, to 1.7% for the six months ended September 27, 2025, primarily due to deleveraging of operating expenses on lower revenues compared to the prior year.
Interest Income, net
For the six months ended September 27, 2025, we recognized $35 million of interest income compared to $14 million for the six months ended September 28, 2024. The $21 million improvement in interest income, net, is primarily due to higher interest income from our net investment hedges and lower effective interest rates on our outstanding debt (see Note 11 and Note 14 to the accompanying consolidated financial statements for additional information).
Foreign Currency Gain
For the six months ended September 27, 2025 and September 28, 2024, we recognized a net foreign currency gain of $2 million and $7 million, respectively, primarily attributable to the remeasurement of intercompany balances with certain of our subsidiaries.
Provision (Benefit) for Income Taxes
The provision for income taxes was $20 million for the six months ended September 27, 2025, compared to a benefit of $21 million for the six months ended September 28, 2024. Our effective tax rate for the six months ended September 27, 2025 compared to our effective tax rate for the six months ended September 28, 2024 is not a meaningful metric due to the effect of an incremental net valuation allowance of $14 million recorded for the six months ended September 27, 2025.

On January 10, 2025, the United States Treasury and the IRS issued final regulations that address several long-standing issues related to dual consolidated losses and introduce new rules for disregarded payment losses. The changes related to disregarded payment losses could impact how we utilize certain deductions and losses to offset our U.S. income as part of our global financing activities beginning in Fiscal 2027. Based upon our analysis, this is not projected to have a material impact on our consolidated financial statements.
On July 4, 2025, the U.S. government enacted the OBBBA which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Jobs Act. Based upon our analysis, the OBBBA did not have a material impact on our consolidated financial statements.
Our effective tax rate may fluctuate from time to time due to the effects of valuation allowance on deferred tax assets, changes in United States federal, state and local taxes and tax rates in foreign jurisdictions. In addition, factors such as the geographic mix of earnings, enacted tax legislation and the results of various global tax strategies, may also impact our effective tax rate in future periods.
Net Income from Continuing Operations
As a result of the above, our net income was $22 million for the six months ended September 27, 2025, compared to net income of $47 million for the six months ended September 28, 2024.

Liquidity and Capital Resources
Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, along with borrowings available under our credit facilities (see below discussion regarding “Revolving Credit Facilities”) and available cash and cash equivalents. Our primary use of this liquidity is to fund the ongoing cash requirements, including our working capital needs and capital investments in our business, debt repayments, acquisitions, returns of capital, including share repurchases and other corporate activities. We believe that the cash generated from our operations, together with borrowings available under our revolving credit facilities and available cash and cash equivalents, will be sufficient to meet our working capital needs for the next 12 months and beyond, including investments made and expenses incurred in connection with our store opening and renovation plans, investments in corporate and distribution facilities, continued IT system development, e-commerce and marketing initiatives. We spent $26 million on capital expenditures during the six months ended September 27, 2025. We expect to spend approximately $110 million in Fiscal 2026, which includes Michael Kors and Jimmy Choo store renovations, as well as information technology and digital enhancements. Additionally, we expect to receive the proceeds from the sale of the Versace business in Fiscal 2026 for an aggregate purchase price of $1.375 billion in cash, subject to certain adjustments.
The following table sets forth key indicators of our liquidity and capital resources (in millions):

	As of
	September 27, 2025	March 29, 2025
Balance Sheet Data:
Cash and cash equivalents	$120	$107
Working capital	$343	$185
Total assets	$5,617	$5,213
Short-term debt	$11	$24
Long-term debt	$1,753	$1,466

	Six Months Ended
	September 27, 2025	September 28, 2024
Cash Flows Data:
Operating activities	$(13)	$138
Investing activities	$(26)	$(45)
Financing activities	$187	$(67)
Effect of exchange rate changes	$(36)	$(1)
Net increase in cash and cash equivalents (1)	$112	$25

(1)Net increase in cash and cash equivalents is presented on a continuing basis which differs from the Consolidated Statements of Cash Flows which is presented on a consolidated basis including discontinued operations.
Cash (Used in) Provided by Operating Activities
Net cash used in operating activities was $13 million during the six months ended September 27, 2025, as compared to net cash provided by operating activities of $138 million for the six months ended September 28, 2024. The increase in net cash used in operating activities was primarily attributable to the timing of payments for both accounts receivable and accounts payable and a decrease in net income after non-cash adjustments, partially offset by lower inventory purchases in the current year.
Cash Used in Investing Activities
Net cash used in investing activities was $26 million during the six months ended September 27, 2025, as compared to net cash used in investing activities of $45 million during the six months ended September 28, 2024. The decrease in net cash used in investing activities were primarily attributable to lower capital expenditures of $10 million in the current fiscal year and the $9 million acquisition of an Italian shoe manufacturer which occurred in the prior fiscal year.

Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities was $187 million during the six months ended September 27, 2025, as compared to net cash used in financing activities of $67 million during the six months ended September 28, 2024. The increase in cash provided by financing activities of $254 million was primarily attributable to higher net debt borrowings of $250 million.
Debt Facilities
The following table presents a summary of our borrowing capacity and amounts outstanding as of September 27, 2025 and March 29, 2025 (in millions):

	As of
	September 27, 2025	March 29, 2025
Revolving Credit Facility (1)
Total availability	$1,500	$1,500
Borrowings outstanding (2)	1,024	755
Letter of credit outstanding	1	1
Remaining availability	$475	$744

2025 Term Loans
Borrowings outstanding, net of debt issuance costs (2)	$724	$706

Other Borrowings (3)	$16	$29

Hong Kong Uncommitted Credit Facility:
Total availability (45 million Hong Kong Dollars) (4)	$6	$6
Borrowings outstanding	—	—
Remaining availability (45 million Hong Kong Dollars)	$6	$6

China Uncommitted Credit Facility:
Total availability (75 million Chinese Yuan) (4)	$11	$10
Borrowings outstanding	—	—
Total and remaining availability (75 million Chinese Yuan)	$11	$10

Japan Credit Facility:
Total availability (1.0 billion Japanese Yen)	$7	$7
Borrowings outstanding	—	—
Remaining availability (1.0 billion Japanese Yen)	$7	$7

Total borrowings outstanding (1)	$1,764	$1,490
Total remaining availability	$499	$767

(1)The financial covenant in our 2025 Credit Facilities requires us to comply with a quarterly maximum net leverage ratio test of 4.0 to 1.0. The Revolving Credit Facility excludes up to a $750 million accordion feature as of September 27, 2025 and March 29, 2025, respectively. As of September 27, 2025 and March 29, 2025, we were in compliance with all covenants related to our agreements then in effect governing our debt. See Note 11 to the accompanying consolidated financial statements for additional information.
(2)As of September 27, 2025 and March 29, 2025, all amounts are recorded as long-term debt on our consolidated balance sheets.
(3)The balance as of September 27, 2025 primarily consists of $11 million related to our supplier financing program recorded within short-term debt in our consolidated balance sheets and $5 million of other loans recorded as long-term debt on our consolidated balance sheets. The balance as of March 29, 2025 consists of $24 million related to our supplier finance program recorded within short-term debt on our consolidated balance sheets and $5 million of other loans recorded as long-term debt in our consolidated balance sheets.
(4)The balance as of September 27, 2025 and March 29, 2025 represents the total availability of the credit facility, which excludes bank guarantees.
We believe that our 2025 Credit Facilities is adequately diversified with no undue concentration in any one financial institution. As of September 27, 2025, there were 17 financial institutions participating in the facility, with none maintaining a maximum commitment percentage in excess of 10%. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the 2025 Credit Facilities.
See Note 11 in the accompanying financial statements and Note 12 in our Fiscal 2025 Annual Report on Form 10-K for detailed information relating to our credit facilities and debt obligations.
Share Repurchase Program
The following table presents our treasury share repurchases during the six months ended September 27, 2025 and September 28, 2024 (dollars in millions):

	Six Months Ended
	September 27, 2025	September 28, 2024
Cost of shares repurchased under share repurchase program	$—	$—
Fair value of shares withheld to cover tax obligations for vested restricted share awards	2	4
Total cost of treasury shares repurchased	$2	$4

Shares repurchased under share repurchase program	—	—
Shares withheld to cover tax withholding obligations	98,081	105,470
	98,081	105,470
On November 9, 2022, we announced that our Board of Directors approved a two-year share repurchase program to purchase up to $1.0 billion of our outstanding ordinary shares which expired on November 9, 2024. Share repurchases were permitted to be made in open market or privately negotiated transactions and/or pursuant to Rule 10b5-1 trading plans, subject to market conditions, applicable legal requirements, trading restrictions under our insider trading policy and other relevant factors. However, pursuant to the terms of the Merger Agreement, and subject to certain limited exceptions, we were prohibited from repurchasing our ordinary shares other than the acceptance of our ordinary shares as payment of the exercise price of our options or for withholding taxes with respect of our equity awards. Accordingly, we did not repurchase any of our ordinary shares during the pendency of the Merger Agreement through the expiration date of the share repurchase program.
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
Off-Balance Sheet Arrangements
We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. Our off-balance sheet commitments relating to our outstanding letters of credit were $30 million at September 27, 2025, including $29 million in letters of credit issued outside of the 2025 Credit Facilities. In addition, as of September 27, 2025, bank guarantees of approximately $47 million were supported by our various credit facilities. We do not have any other off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

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
Foreign Currency Exchange Risk
Forward Foreign Currency Exchange Contracts
We are exposed to risks on certain purchase commitments to foreign suppliers based on the value of our purchasing subsidiaries’ local currency relative to the currency requirement of the supplier on the date of the commitment. As such, we may enter into forward foreign currency exchange contracts that generally mature in 12 months or less and are consistent with the related purchase commitments to manage our exposure to the changes in the value of the Euro and the Canadian Dollar. These contracts are recorded at fair value in our consolidated balance sheets as either an asset or liability and are derivative contracts to hedge cash flow risks. Certain of these contracts are designated as hedges for hedge accounting purposes, while others are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of the majority of these contracts at the balance sheet date are recorded in equity as a component of accumulated other comprehensive (loss) income and upon maturity (settlement) are recorded in, or reclassified into, our cost of goods sold in our consolidated statements of operations and comprehensive (loss) income as applicable to the transactions for which the forward foreign currency exchange contracts were established.
We perform a sensitivity analysis on our forward currency contracts to determine the effects of fluctuations in foreign currency exchange rates. For this sensitivity analysis, we assume a hypothetical change in the United States dollar against the applicable foreign exchange rates. As of September 27, 2025, a 10% appreciation or devaluation of the United States dollar compared to the level of foreign currency exchange rates for currencies under contract as of September 27, 2025, would result in a net increase or decrease, respectively, of approximately $6 million in the fair value of these contracts.
Net Investment Hedges
We also use cross currency swap agreements to hedge our net investments in foreign operations against future volatility in the exchange rates between different currencies. We are exposed to risks related to foreign currency exchange rate movements on our net investments in foreign operations due to the volatility in the exchange rates between different functional currencies. As of September 27, 2025, we have multiple fixed to fixed cross-currency swap agreements with aggregate notional amounts of $3.5 billion to hedge our net investment in CHF denominated subsidiaries against future volatility in the exchange rates between the United States dollar and CHF. Under the terms of these contracts, we will exchange monthly and semi-annual fixed rate payments on United States notional amounts for fixed rate payments of 0% in CHF. Based on the net investment hedges outstanding as of September 27, 2025, a 10% appreciation or devaluation of the United States dollar compared to the level of foreign currency exchange rates for currencies under contract as of September 27, 2025, would result in a net increase or decrease, respectively, of approximately $394 million in the fair value of these contracts. These contracts have maturity dates between March 2027 and May 2045.
As of September 27, 2025, we have multiple fixed to fixed cross-currency swap agreements with aggregate notional amounts of $2.364 billion to hedge our net investment in Euro denominated subsidiaries against future volatility in the exchange rates between the United States dollar and Euro. Under the terms of these contracts, we will exchange monthly fixed rate payments on United States dollar notional amounts for fixed rate payments of 0% in Euros. Based on the net investment hedges outstanding as of September 27, 2025, a 10% appreciation or devaluation of the United States dollar compared to the level of foreign currency exchange rates for currencies under contract as of September 27, 2025, would result in a net increase or decrease, respectively, of approximately $252 million in the fair value of these contracts. These contracts have maturity dates between January 2027 and July 2031.
Interest Rate Risk
We are exposed to interest rate risk related to borrowings outstanding under our 2022 Credit Facility, USD Term Loans and EUR Term Loans. Our 2022 Credit Facility and USD Term Loans carries interest rates that are tied to the prime rate and other institutional lending rates (depending on the particular origination of borrowing), as further described in Note 11 to the accompanying consolidated financial statements. Our EUR Term Loans carries interest rates that are tied to EURIBOR. Our Hong Kong Credit Facility carries interest at a rate that is tied to the Hong Kong Interbank Offered Rate. Our China Credit Facility carries interest at a rate that is tied to the People’s Bank of China’s Benchmark lending rate. Our Japan Credit Facility carries interest at a rate posted by the Mitsubishi UFJ Financial Group. Therefore, our consolidated statements of operations and comprehensive (loss) income and cash flows are exposed to changes in those interest rates. At September 27, 2025, we had $1.024 billion borrowings outstanding under our 2022 Credit Facility, $724 million outstanding, net of debt issuance costs, under our 2025 Term Loans and no borrowings outstanding under all other Credit Facilities, as further described in Note 11 to the accompanying consolidated financial statements.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”), our principal executive officer and principal financial officer, respectively, of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 27, 2025. This evaluation was performed based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), the 2013 Framework. Based on the evaluation, the CEO and CFO concluded that disclosure controls and procedures as of September 27, 2025 are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 27, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
The following table provides information of our ordinary shares repurchased or withheld during the three months ended September 27, 2025:

	Total Number of Shares (1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Dollar Value of Shares That May Be Purchased Under the Programs (in millions)
June 29 - July 26	—	$—	—	$—
July 27 - August 23	11,716	$20.77	—	$—
August 24 - September 27	—	$—	—	$—
	11,716		—
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
During the three months ended September 27, 2025, the Company closed 15 of its retail stores which have been incorporated into the Global Optimization Plan, which concluded as of September 27, 2025. Net restructuring expense recorded in connection with the Global Optimization Plan was $2 million during the three months ended September 27, 2025 primarily related to severance and store closure costs, partially offset by gains on lease terminations.
This disclosure is intended to satisfy the requirements of Item 2.05 of Form 8-K.
Rule 10b5-1 Trading Arrangements
During the quarterly period ended September 27, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
a. Exhibits
Please refer to the accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 4, 2025.

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

101.1
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 27, 2025 formatted in Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)