Form 10-Q
period 2025-12-27
Capri Holdings Ltd
filed 2026-02-03
CIK 1530721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2025
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
As of January 29, 2026, Capri Holdings Limited had 119,161,865 ordinary shares outstanding.

TABLE OF CONTENTS

		Page Number
	PART I FINANCIAL INFORMATION
Item 1.	Financial Statements:

	Consolidated Balance Sheets (unaudited) as of December 27, 2025 and March 29, 2025	4

	Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited) for the three and nine months ended December 27, 2025 and December 28, 2024	5

	Consolidated Statements of Shareholders’ Equity (unaudited) for the three and nine months ended December 27, 2025 and December 28, 2024	6

	Consolidated Statements of Cash Flows (unaudited) for the nine months ended December 27, 2025 and December 28, 2024	8

	Notes to Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56

Item 4.	Controls and Procedures	58

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	59

Item 1A.	Risk Factors	59

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	59

Item 5.	Other Information	60

Item 6.	Exhibits	60

	Signatures	61

Special Note on Forward-Looking Statements
This report contains statements which are, or may be deemed to be, “forward-looking statements.” Forward-looking statements are prospective in nature and are not based on historical facts, but rather on current expectations and projections of management of Capri Holdings Limited (“Capri” or the “Company”) about future events and are therefore subject to risks and uncertainties which could cause actual results to differ materially from the future results expressed or implied by the forward-looking statements. All statements other than statements of historical facts included herein, may be forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “plans”, “believes”, “expects”, “intends”, “will”, “should”, “could”, “would”, “may”, “anticipates”, “might” or similar words or phrases, are forward-looking statements. These forward-looking statements are not guarantees of future financial performance. Such forward-looking statements involve known and unknown risks and uncertainties that could significantly affect expected results and are based on certain key assumptions, which could cause actual results to differ materially from those projected or implied in any forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, macroeconomic pressures and general uncertainty regarding the overall future economic environment, the imposition or threat of imposition of new or additional duties, tariffs or trade restrictions on the importation of our products; changes in fashion, consumer traffic and retail trends; fluctuations in demand for our products; loss of market share and increased competition; risks associated with operating in international markets and global sourcing activities, including currency fluctuations, disruptions or delays in manufacturing or shipments; departure of key employees or failure to attract and retain highly qualified personnel; levels of cash flow and future availability of credit; Capri's ability to successfully execute its growth strategies or cost reduction measures; the risk of cybersecurity threats and privacy or data security breaches; reductions in our wholesale channel; high consumer debt levels, recession and inflationary pressures and general economic, political, business or market conditions; the impact of epidemics, pandemics, disasters or catastrophes; extreme weather conditions and natural disasters; acts of war and other geopolitical conflicts; the risk of any litigation relating to the Company's previously proposed merger (the “Merger”) with Tapestry, Inc. (“Tapestry”), the termination of the Agreement and Plan of Merger (the “Merger Agreement”) with Tapestry and/or public disclosures related thereto, as well as those risks that are set forth in Part II, Item 1A. “Risk Factors” and elsewhere in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2025. Any forward-looking statement in this report speaks only as of the date made and Capri disclaims any obligation to update or revise any forward-looking or other statements contained herein other than in accordance with legal and regulatory obligations.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data) (Unaudited)

	December 27, 2025	March 29, 2025
Assets
Current assets
Cash and cash equivalents	$154	$107
Receivables, net	184	215
Inventories, net	663	701
Prepaid expenses and other current assets	218	156
Current assets held for sale	—	342
Total current assets	1,219	1,521
Property and equipment, net	373	393
Operating lease right-of-use assets	868	825
Intangible assets, net	575	582
Goodwill	203	199
Deferred tax assets	1	—
Other assets	94	99
Noncurrent assets held for sale	—	1,594
Total assets	$3,333	$5,213
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$346	$379
Accrued payroll and payroll related expenses	98	81
Accrued income taxes	87	66
Short-term operating lease liabilities	244	249
Short-term debt	10	24
Accrued expenses and other current liabilities	286	233
Current liabilities held for sale	—	304
Total current liabilities	1,071	1,336
Long-term operating lease liabilities	833	814
Deferred tax liabilities	74	233
Long-term debt	224	1,466
Other long-term liabilities	1,023	417
Noncurrent liabilities held for sale	—	575
Total liabilities	3,225	4,841
Commitments and contingencies
Shareholders’ equity
Ordinary shares, no par value; 650,000,000 shares authorized; 229,020,596 shares issued and 119,148,040 outstanding at December 27, 2025; 227,672,351 shares issued and 117,913,201 outstanding at March 29, 2025	—	—
Treasury shares, at cost (109,872,556 shares at December 27, 2025 and 109,759,150 shares at March 29, 2025)	(5,464)	(5,462)
Additional paid-in capital	1,506	1,476
Accumulated other comprehensive (loss) income	(375)	57
Retained earnings	4,438	4,297
Total shareholders’ equity of Capri	105	368
Noncontrolling interest	3	4
Total shareholders’ equity	108	372
Total liabilities and shareholders’ equity	$3,333	$5,213
See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Total revenue	$1,025	$1,068	$2,678	$2,794
Cost of goods sold	402	394	1,031	1,038
Gross profit	623	674	1,647	1,756
Selling, general and administrative expenses	535	537	1,471	1,525
Depreciation and amortization	30	32	90	99
Impairment of assets	—	81	21	101
Restructuring and other expense (income)	12	(2)	15	—
Total operating expenses	577	648	1,597	1,725
Income from continuing operations	46	26	50	31
Other income, net	—	—	(1)	—
Interest income, net	(9)	(8)	(44)	(22)
Foreign currency loss (gain)	—	15	(2)	8
Income from continuing operations before income taxes	55	19	97	45
(Benefit) provision for income taxes	(2)	13	18	(8)
Net income from continuing operations	57	6	79	53
Net income (loss) from discontinued operations, net of tax	59	(552)	62	(588)
Net income (loss)	116	(546)	141	(535)
Less: Net income attributable to noncontrolling interest from continuing operations	—	1	—	2
Net income (loss) attributable to Capri	$116	$(547)	$141	$(537)

Weighted average ordinary shares outstanding:
Basic	119,852,277	118,543,746	119,479,642	118,150,485
Diluted	120,600,670	118,600,375	119,968,901	118,544,856
Net income (loss) per ordinary share attributable to Capri:
Basic from continuing operations	$0.47	$0.05	$0.66	$0.44
Basic from discontinued operations	0.49	(4.66)	0.52	(4.98)
Basic per ordinary share	$0.96	$(4.61)	$1.18	$(4.54)

Diluted from continuing operations	$0.47	$0.05	$0.66	$0.44
Diluted from discontinued operations	0.49	(4.66)	0.52	(4.98)
Diluted per ordinary share	$0.96	$(4.61)	$1.18	$(4.54)

Statements of Comprehensive Income (Loss):
Net income (loss)	$116	$(546)	$141	$(535)
Foreign currency translation adjustments	51	119	(440)	(28)
Net gain (loss) on derivatives	7	—	8	(11)
Comprehensive income (loss)	174	(427)	(291)	(574)
Less: Net income attributable to noncontrolling interest	—	1	—	2
Comprehensive income (loss) attributable to Capri	$174	$(428)	$(291)	$(576)

See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except share data which is in thousands)
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		AOCI(1)	Retained Earnings	Total Equity of Capri	Non-controlling Interest	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at September 27, 2025	228,930	$—	$1,501	(109,857)	$(5,464)	$(433)	$4,322	$(74)	$4	$(70)
Net income	—	—	—	—	—	—	116	116	—	116
Other comprehensive income	—	—	—	—	—	58	—	58	—	58
Total comprehensive income	—	—	—	—	—	—	—	174	—	174
Vesting of restricted awards, net of forfeitures	91	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	5	—	—	—	—	5	—	5
Repurchase of ordinary shares	—	—	—	(16)	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	(1)	(1)
Balance at December 27, 2025	229,021	$—	$1,506	(109,873)	$(5,464)	$(375)	$4,438	$105	$3	$108

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		AOCI(1)	Retained Earnings	Total Equity of Capri	Non-controlling Interest	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at March 29, 2025	227,672	$—	$1,476	(109,759)	$(5,462)	$57	$4,297	$368	$4	$372
Net income	—	—	—	—	—	—	141	141	—	141
Other comprehensive loss	—	—	—	—	—	(432)	—	(432)	—	(432)
Total comprehensive loss	—	—	—	—	—	—	—	(291)	—	(291)
Vesting of restricted awards, net of forfeitures	1,349	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	30	—	—	—	—	30	—	30
Repurchase of ordinary shares	—	—	—	(114)	(2)	—	—	(2)	—	(2)
Other	—	—	—	—	—	—		—	(1)	(1)
Balance at December 27, 2025	229,021	$—	$1,506	(109,873)	$(5,464)	$(375)	$4,438	$105	$3	$108

(1)Accumulated other comprehensive income (loss).

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

(1)Accumulated other comprehensive income (loss).

See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Nine Months Ended
	December 27, 2025	December 28, 2024
Cash flows from operating activities
Net income (loss)	$141	$(535)
Net income (loss) from discontinued operations, net of tax	62	(588)
Net income from continuing operations	79	53
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	90	99
Share-based compensation expense	28	42
Deferred income taxes	(17)	(1)
Impairment of assets	21	101
Changes to lease related balances, net	(51)	(97)
Foreign currency gain	2	4
Other non-cash adjustments	26	4
Change in assets and liabilities:
Receivables, net	23	83
Inventories, net	56	(57)
Prepaid expenses and other current assets	(53)	1
Accounts payable	(42)	171
Accrued expenses and other current liabilities	96	50
Other long-term assets and liabilities	—	(12)
Net cash provided by operating activities of continuing operations	258	441
Net cash (used in) provided by operating activities of discontinued operations	(116)	1
Net cash provided by operating activities	142	442
Cash flows from investing activities
Capital expenditures	(45)	(58)
Cash paid for business acquisitions, net of cash acquired	—	(9)
Settlement of net investment hedges	—	42
Net cash used in investing activities of continuing operations	(45)	(25)
Net cash provided by (used in) investing activities of discontinued operations	1,282	(43)
Net cash provided by (used in) investing activities	1,237	(68)
Cash flows from financing activities
Debt borrowings	1,680	1,849
Debt repayments	(3,022)	(2,055)
Debt issuance costs	—	(2)
Repurchase of ordinary shares	(2)	(4)
Net cash used in financing activities of continuing operations	(1,344)	(212)
Net cash used in financing activities of discontinued operations	—	—
Net cash used in financing activities	(1,344)	(212)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(46)	(2)
Net (decrease) increase in cash, cash equivalents and restricted cash	(11)	160
Beginning of period	175	205
End of period	$164	$365
Supplemental disclosures of cash flow information
Cash paid for interest	$45	$64
Net cash paid for income taxes	$91	$75
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$9	$11
Summary of cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash of continuing operations, end of period	$164	$305
Cash, cash equivalents and restricted cash of discontinued operations, end of period	—	60
Cash, cash equivalents and restricted cash, end of period	$164	$365
See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Business and Basis of Presentation
The Company was incorporated in the British Virgin Islands on December 13, 2002 as Michael Kors Holdings Limited and changed its name to Capri Holdings Limited (“Capri”, and together with its subsidiaries, the “Company”) on December 31, 2018. The Company is a holding company that owns brands that are leading designers, marketers, distributors and retailers of branded women’s and men’s accessories, apparel and footwear bearing the Michael Kors and Jimmy Choo tradenames and related trademarks and logos. The Company operates in two reportable segments: Michael Kors and Jimmy Choo. See Note 18 - "Segment Information" for additional information regarding the Company’s segments.
On April 10, 2025, the Company and Prada S.p.A. (“Prada”) entered into a Stock Purchase Agreement (the “Purchase Agreement”) whereby Prada agreed to acquire certain subsidiaries of the Company which operate the Company’s Versace business. As a result, the Company determined that the held for sale and discontinued operations criteria were met during the first quarter of Fiscal 2026 and the Company classified its results of operations and cash flows of the Versace business as discontinued operations in its consolidated statements of operations and comprehensive income (loss) and consolidated statements of cash flows for all periods presented. Accordingly, the related assets and liabilities associated with the discontinued operations are classified as held for sale in the consolidated balance sheet as of March 29, 2025. On December 2, 2025, the Company completed the sale of its Versace business. Unless otherwise noted, discussion within these notes to the consolidated interim financial statements relate to continuing operations. Refer to Note 4 - "Discontinued Operations" for further information.
The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned or controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The interim consolidated financial statements as of December 27, 2025 and for the three and nine months ended December 27, 2025 and December 28, 2024 are unaudited. The Company historically consolidated the results of the Versace business on a one-month lag. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary for fair presentation in conformity with U.S. GAAP. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended March 29, 2025, as filed with the Securities and Exchange Commission on May 28, 2025, in the Company’s Annual Report on Form 10-K. The results of operations for interim periods should not be considered indicative of results to be expected for the full fiscal year.
The Company utilizes a 52- to 53-week fiscal year and the term “Fiscal Year” or “Fiscal” refers to that 52- or 53-week period. The results for the three and nine months ended December 27, 2025 and December 28, 2024 are based on 13- and 39-week periods, respectively. The Company’s Fiscal Year 2026 is a 52-week period ending March 28, 2026. The Company’s Fiscal Year 2027 is a 53-week period ending April 3, 2027.
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
Seasonality
The Company experiences certain effects of seasonality with respect to its business. The Company generally experiences greater sales during its third fiscal quarter, primarily driven by holiday season sales.
Cash, Cash Equivalents and Restricted Cash
All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Included in the Company’s cash and cash equivalents as of December 27, 2025 and March 29, 2025 are credit card receivables of $35 million and $20 million, respectively, which generally settle within two to three business days.

A reconciliation of cash, cash equivalents and restricted cash as of December 27, 2025 and March 29, 2025 from the consolidated balance sheets to the consolidated statements of cash flows is as follows (in millions):

	December 27, 2025	March 29, 2025
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$154	$107
Restricted cash included within prepaid expenses and other current assets	10	9
Total cash, cash equivalents and restricted cash shown on the consolidated statements of cash flows from continuing operations	$164	$116
Inventories
Inventories primarily consist of finished goods with the exception of raw materials and work in process. The combined total of raw materials and work in process recorded on the Company’s consolidated balance sheets was $18 million and $17 million as of December 27, 2025 and March 29, 2025, respectively.
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

The following table presents the Company’s supplemental cash flow information related to leases (in millions):

	Nine Months Ended
	December 27, 2025	December 28, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$268	$264
During the three and nine months ended December 27, 2025, the Company recorded sublease income of $1 million and $4 million, respectively, within selling, general and administrative expenses. During the three and nine months ended December 28, 2024, the Company recorded sublease income of $2 million and $7 million, respectively, within selling, general and administrative expenses.
Net Income (Loss) per Share
The Company’s basic net income (loss) per ordinary share is calculated by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. Diluted net income (loss) per ordinary share reflects the potential dilution that would occur if restricted share units (“RSUs”) or any other potentially dilutive instruments, including share option grants, were converted or exercised into ordinary shares. These potentially dilutive securities are included in diluted shares to the extent they are dilutive under the treasury stock method for the applicable periods. Performance-based RSUs are included in diluted shares if the related performance conditions are considered satisfied as of the end of the reporting period and to the extent they are dilutive under the treasury stock method.

The components of the calculation of basic net income (loss) per ordinary share and diluted net income (loss) per ordinary share are as follows (in millions, except share and per share data):

	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Numerator:
Net income from continuing operations	$57	$6	$79	$53
Less: Net income attributable to noncontrolling interest from continuing operations	—	1	—	2
Net income attributable to Capri from continuing operations	$57	$5	$79	$51

Net income (loss) from discontinued operations, net of tax	$59	$(552)	$62	$(588)
Less: Net income attributable to noncontrolling interest from discontinued operations	—	—	—	—
Net income (loss) attributable to Capri from discontinued operations	59	(552)	62	(588)
Net income (loss) attributable to Capri	$116	$(547)	$141	$(537)

Denominator:
Basic weighted average shares	119,852,277	118,543,746	119,479,642	118,150,485
Weighted average dilutive share equivalents:
Share options, restricted stock units, and performance restricted stock units	748,393	56,629	489,259	394,371
Diluted weighted average shares	120,600,670	118,600,375	119,968,901	118,544,856

Net income (loss) per ordinary share attributable to Capri:
Basic from continuing operations	$0.47	$0.05	$0.66	$0.44
Basic from discontinued operations	0.49	(4.66)	0.52	(4.98)
Basic per ordinary share (1)	$0.96	$(4.61)	$1.18	$(4.54)

Diluted from continuing operations	$0.47	$0.05	$0.66	$0.44
Diluted from discontinued operations	0.49	(4.66)	0.52	(4.98)
Diluted per ordinary share (1)	$0.96	$(4.61)	$1.18	$(4.54)

(1)Basic and diluted per share amounts are calculated using unrounded numbers.
During the three and nine months ended December 27, 2025, share equivalents of 1,136,239 and 1,780,281 shares have been excluded from the above calculations due to their anti-dilutive effect.
Diluted net loss per ordinary share attributable to Capri and diluted net loss per share attributable to discontinued operations, net of tax for the three and nine months ended December 28, 2024, included all weighed average diluted shares outstanding due to the net income attributable to Capri from continuing operations for these periods.
See Note 3 - "Summary of Significant Accounting Policies" in the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2025 for a complete disclosure of the Company’s significant accounting policies.

Recently Issued Accounting Pronouncements
The Company has considered all new accounting pronouncements and, other than the recent pronouncements discussed below, has concluded that there are no new pronouncements that may have a material impact on the Company’s results of operations, financial condition or cash flows based on current information.
Income Taxes
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, to enhance transparency and decision usefulness of income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The Company will adopt the update beginning with disclosure in its Fiscal 2026 annual consolidated financial statements. The Company is currently assessing the impact of the requirements on its consolidated financial statements and disclosures.
Reporting Comprehensive Income—Expense Disaggregation Disclosures
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)”, which requires public entities to disaggregate specific types of expenses, including disclosures for purchases of inventory, employee compensation, depreciation, and intangible asset amortization, as well as selling expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026. Interim disclosures are required for periods within annual periods beginning after December 15, 2027. Prospective application is required, and retrospective application is permitted. Early adoption is also permitted. The Company is currently assessing the impact of the requirements on its consolidated financial statements and disclosures.
Tax Legislation
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
Hedge Accounting
In November 2025, the FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements”, which includes amendments to more closely align hedge accounting with the economics of an entity’s risk management activities. The amendments are effective for the Company’s annual periods beginning Fiscal 2028 and interim periods within those fiscal years, with early adoption permitted, and should be applied prospectively. The Company is currently evaluating the ASU to determine its impact on the Company’s financial statements and related disclosures.
4. Discontinued Operations
On April 10, 2025, the Company and Prada entered into the Purchase Agreement whereby Prada agreed to acquire certain subsidiaries of the Company which operate the Company’s Versace business for an aggregate purchase price of $1.375 billion in cash, subject to certain adjustments, including for net indebtedness, working capital and transaction expenses. On December 2, 2025 (the “Closing Date”), the Company completed the sale of its Versace business for gross cash proceeds of $1.395 billion based on an estimated closing statement. After giving effect to certain benefits the purchaser will receive pursuant to the Purchase Agreement and the Transition Services Agreement (“TSA”), the Company’s net consideration from the Versace divestiture was approximately $1.365 billion. Based on the provisions of the Purchase Agreement, within 90 days of the Closing Date, Prada will deliver an initial closing statement including net working capital, net indebtedness, cash and certain other post-closing adjustments as of the Closing Date. Once the initial closing statement becomes final and binding, the Company will adjust the cash proceeds and record an adjustment to the gain on sale for any difference from the estimated closing statement which the Company expects to record during the fourth quarter of Fiscal 2026.

The Company previously determined that the sale of the Versace business represented a strategic shift and the Company concluded that it met the held-for-sale and discontinued operations accounting criteria during the first quarter of Fiscal 2026. Accordingly, the Company reported the results of the Versace business as discontinued operations in its consolidated statements of operations and presented the related assets and liabilities as held for sale in its consolidated balance sheets. These changes have been applied to all periods presented as applicable. Cash flows from the Company’s discontinued operations are presented as such in the consolidated statements of cash flows for all periods presented.
Additionally, as of April 10, 2025, in accordance with ASC 360, Property, Plant and Equipment, the Company stopped recording depreciation and amortization of Versace’s long-lived tangible, intangible and operating lease right-of-use assets.
The following table represents the carrying amounts of the major classes of assets and liabilities classified as held for sale in the consolidated balance sheet as of March 29, 2025 (in millions):

March 29, 2025
Cash and cash equivalents	$59
Receivables, net	62
Inventories, net	168
Prepaid expenses and other current assets	53
Current assets held for sale	342
Property and equipment, net	120
Operating lease right-of-use assets	388
Intangible assets, net	534
Goodwill	489
Other assets	63
Noncurrent assets held for sale	1,594
Total assets held for sale	$1,936

Accounts payable	$106
Accrued payroll and payroll related expenses	28
Accrued income taxes	2
Short-term operating lease liabilities	101
Accrued expenses and other current liabilities	67
Current liabilities held for sale	304
Long-term operating lease liabilities	439
Deferred tax liabilities	106
Long-term debt	10
Other long-term liabilities	20
Noncurrent liabilities held for sale	575
Total liabilities held for sale	$879

The operating results of discontinued operations only reflect revenues and expenses that are directly attributable to the Versace business through the Closing Date that were removed from continuing operations. Discontinued operations do not include any allocation of corporate overhead expense. The following table presents the major components of discontinued operations, net of income taxes, in the Company’s consolidated statements of operations and comprehensive income (loss) (in millions):

	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Total revenue	$206	$193	$592	$613
Cost of goods sold	58	55	173	174
Selling, general and administrative expenses	136	143	398	443
Depreciation and amortization	—	17	5	46
Impairment of assets	—	594	—	617
Restructuring and other expense	1	—	5	—
Other income, net	(45)	—	(44)	—
Foreign currency loss (gain)	1	8	(5)	3
Income (loss) from discontinued operations before income taxes	55	(624)	60	(670)
Benefit for income taxes	(4)	(72)	(2)	(82)
Net income (loss) from discontinued operations, net of tax	$59	$(552)	$62	$(588)
The Company recognized a preliminary gain on sale of $45 million, which is recorded in other income, net, as part of discontinued operations in the Company’s consolidated statements of operations and comprehensive income (loss) during the three and nine months ended December 27, 2025. The Company included the cash proceeds received from the sale in net cash used in investing activities of discontinued operations within the consolidated statements of cash flows.
The following table presents the details of the gain on the sale of the Versace business as of the Closing Date (in millions):

Cash consideration, net	$1,365
Transaction expenses	(15)
Carrying value of net assets sold	(1,266)
Gain on sale before reclassification of foreign currency translation	84
Reclassification of foreign currency translation	(39)
Gain on sale	$45
The sale of the Versace business resulted in a capital loss for income tax purposes. As the Company maintains a full valuation allowance on its net deferred tax assets, a valuation allowance of $127 million was also recorded against the entire deferred tax asset generated from the sale resulting in no net impact to the tax provision during the period.
In addition, the Company agreed to provide certain transition services to Versace pursuant to the TSA. Income related to the TSA is presented in continuing operations within other income, net of approximately $1 million on the Company’s consolidated statements of operations and comprehensive income (loss) for the three and nine months ended December 27, 2025, respectively.
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
Gift Cards. The Company sells gift cards that can be redeemed for merchandise, resulting in a contract liability upon issuance. Revenue is recognized when a gift card is redeemed or upon “breakage” for the estimated portion of gift cards that are not expected to be redeemed. “Breakage” revenue is calculated under the proportional redemption methodology, which considers the historical patterns of redemption in jurisdictions where the Company is not required to remit the value of the unredeemed gift cards as unclaimed property. The Company anticipates that substantially all of its outstanding gift cards will be redeemed within the next 12 months. The contract liability related to gift and retail store credits, net of estimated “breakage”, was $9 million and $10 million as of December 27, 2025 and March 29, 2025, respectively, and is included in accrued expenses and other current liabilities in the Company’s consolidated balance sheets.
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
Sales Returns
The refund liability recorded as of December 27, 2025 was $39 million, and the related asset for the right to recover returned product as of December 27, 2025 was $10 million. The refund liability recorded as of March 29, 2025 was $25 million, and the related asset for the right to recover returned product as of March 29, 2025 was $6 million.
Contract Balances
Total contract liabilities were $9 million and $14 million as of December 27, 2025 and March 29, 2025, respectively. For the three and nine months ended December 27, 2025, the Company recognized $1 million and $13 million, respectively, in revenue relating to contract liabilities that existed at March 29, 2025. For the three and nine months ended December 28, 2024, the Company recognized $3 million and $15 million in revenue which related to contract liabilities that existed at March 30, 2024. There were no material contract assets recorded as of December 27, 2025 and March 29, 2025.
There were no changes in historical variable consideration estimates that were materially different from actual results.
Disaggregation of Revenue
The following table presents the Company’s segment revenue disaggregated by geographic location (in millions):

	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Michael Kors - the Americas	$593	$653	$1,463	$1,596
Michael Kors - EMEA	190	180	534	505
Michael Kors - Asia	75	76	221	221
Total Michael Kors revenue	858	909	2,218	2,322

Jimmy Choo - the Americas	53	43	133	130
Jimmy Choo - EMEA	78	76	223	224
Jimmy Choo - Asia	36	40	104	118
Total Jimmy Choo revenue	167	159	460	472

Total - the Americas	646	696	1,596	1,726
Total - EMEA	268	256	757	729
Total - Asia	111	116	325	339
Total revenue	$1,025	$1,068	$2,678	$2,794
See Note 4 - "Revenue Recognition" in the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2025 for a complete disclosure of the Company’s revenue recognition policy.

6. Receivables, net
Receivables, net, consist of (in millions):

	December 27, 2025	March 29, 2025
Trade receivables (1)	$212	$237
Receivables due from licensees	25	20
	237	257
Less: allowances	(53)	(42)
Total receivables, net	$184	$215

(1)As of December 27, 2025 and March 29, 2025, $65 million and $55 million, respectively, of trade receivables were insured.
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
Allowance for credit losses was $19 million and $13 million as of December 27, 2025 and March 29, 2025, respectively. The Company had credit losses of $11 million and $12 million for the three and nine months ended December 27, 2025, respectively. During the three and nine months ended December 27, 2025 the Company recorded an incremental allowance due to a wholesale customer filing for a voluntary petition for reorganization under Chapter 11 under U.S. Bankruptcy Code. The Company had net credit losses of $(3) million for the three months ended December 28, 2024 and credit losses of $1 million for the nine months ended December 28, 2024.

7. Property and Equipment, net
Property and equipment, net, consists of (in millions):

	December 27, 2025	March 29, 2025
Leasehold improvements	$352	$408
Computer equipment and software	264	284
Furniture and fixtures	162	153
Equipment	107	104
Building	63	57
In-store shops	25	26
Land	19	18
Total property and equipment, gross	992	1,050
Less: accumulated depreciation	(629)	(675)
Subtotal	363	375
Construction-in-progress	10	18
Total property and equipment, net	$373	$393
Depreciation of property and equipment for the three and nine months ended December 27, 2025 was $23 million and $69 million, respectively. Depreciation of property and equipment for the three and nine months ended December 28, 2024 was $25 million and $79 million, respectively. The Company did not record any property and equipment impairment charges during the three months ended December 27, 2025 and December 28, 2024, respectively. During the nine months ended December 27, 2025 and December 28, 2024, the Company recorded $5 million and $2 million in property and equipment impairment charges, respectively.
8. Intangible Assets and Goodwill
The following table details the carrying values of the Company’s intangible assets and goodwill (in millions):

	December 27, 2025	March 29, 2025
Definite-lived intangible assets:
Reacquired rights	$400	$400
Trademarks	23	23
Customer relationships (1)	224	214
Gross definite-lived intangible assets	647	637
Less: accumulated amortization	(285)	(259)
Net definite-lived intangible assets	362	378

Indefinite-lived intangible assets:
Jimmy Choo brand (2)	213	204
Net indefinite-lived intangible assets	213	204

Intangible assets, net	$575	$582

Goodwill (3)	$203	$199

(1)The change in the carrying value since March 29, 2025 reflects the impact of foreign currency translation adjustments.
(2)The change in the carrying value since March 29, 2025 reflects the impact of foreign currency translation adjustments. As of December 27, 2025 and March 29, 2025, the Company had accumulated impairment charges of $358 million related to its Jimmy Choo brand intangible assets.

(3)Includes accumulated impairment of $605 million related to the Jimmy Choo reporting units as of December 27, 2025 and March 29, 2025.
Amortization expense for the Company’s definite-lived intangible assets was $7 million and $21 million for the three and nine months ended December 27, 2025, respectively. Amortization expense for the Company’s definite-lived intangible assets was $7 million and $20 million for the three and nine months ended December 28, 2024, respectively.
9. Other Current Assets and Other Current Liabilities
Prepaid expenses and other current assets consist of the following (in millions):

	December 27, 2025	March 29, 2025
Prepaid taxes	$146	$65
Prepaid contracts	16	20
Interest receivable related to hedges	13	36
Restricted cash	10	9
Other accounts receivables	6	8
Other prepaid expenses and current assets	27	18
Total prepaid expenses and other current assets	$218	$156

Accrued expenses and other current liabilities consist of the following (in millions):

	December 27, 2025	March 29, 2025
Accrued e-commerce	$47	$15
Other taxes payable	40	32
Return liabilities	39	25
Accrued advertising and marketing	33	28
Professional services	20	16
Accrued purchases and samples	20	21
Accrued rent (1)	14	16
Retail store expense accrual	13	15
Accrued capital expenditures	9	9
Gift and retail store credits	9	10
Deferred income	6	1
Other accrued expenses and current liabilities	36	45
Total accrued expenses and other current liabilities	$286	$233

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
During the nine months ended December 27, 2025, the Company closed 30 retail stores which have been incorporated into the Global Optimization Plan, which concluded as of the second quarter of Fiscal 2026. The Company closed 20 and 39 retail stores incorporated into the Global Optimization Plan during the three and nine months ended December 28, 2024, respectively. Net restructuring charges recorded in connection with the Global Optimization Plan during the three and nine months ended December 27, 2025 were $12 million and $15 million, respectively, primarily related to lease terminations and severance costs in connection with this program.

Net restructuring income recorded in connection with the Global Optimization Plan during the three months ended December 28, 2024 was $2 million primarily related to gains on lease termination and store closure costs. During the nine months ended December 28, 2024, there was an immaterial amount of net restructuring expenses recorded in connection with the Global Optimization Plan.
The below table presents a roll forward of the Company’s restructuring liability related to its Global Optimization Plan (in millions):

	Severance and benefit costs	Lease-related and other costs		Total
Balance at March 29, 2025	$4	$—		$4
Additions charged to expense	5	15	(1)	20
Payments	(8)	(15)		(23)
Balance at December 27, 2025	$1	$—		$1

(1)Excludes $5 million of gains on lease terminations and store closure costs related to operating lease right-of-use assets recorded within restructuring and other expense on the consolidated statements of operations and comprehensive income (loss) for the nine months ended December 27, 2025.
11. Debt Obligations
The following table presents the Company’s debt obligations (in millions):

	December 27, 2025	March 29, 2025
Revolving Credit Facilities	$221	$755
2025 Term Loans	—	712
Other	13	29
Total debt	234	1,496
Less: Unamortized debt issuance costs	—	6
Total carrying value of debt	234	1,490
Less: Short-term debt	10	24
Total long-term debt	$224	$1,466

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

In accordance with the prepayment terms under the Amended and Restated Credit Agreement, the Company used a portion of the cash proceeds received in connection with the completion of the Versace sale to prepay the outstanding balances under the 2025 Term Loans. Due to this extinguishment of the 2025 Term Loans, the Company recognized $4 million of related debt issuance costs within the Company's consolidated statements of operations and comprehensive income (loss) for the three and nine months ended December 27, 2025 as a component of interest income, net.
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
The 2025 Credit Facilities provide for an annual administration fee and the Revolving Credit Facility provides for an unused commitment fee equal to 7.5 basis points to 17.5 basis points per annum, based on the Company’s public debt ratings and/or net leverage ratio, applied to the average daily unused amount of the 2022 Credit Facility, which was 15.0 basis points as of December 27, 2025. Loans under the 2025 Credit Facilities may be prepaid and commitments may be terminated or reduced by the borrowers without premium or penalty other than customary “breakage” costs.
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
The Company had $221 million and $755 million of borrowings outstanding under the 2022 Revolving Credit Facility as of December 27, 2025 and March 29, 2025, respectively. In addition, stand-by letters of credit of $1 million were outstanding as of December 27, 2025 and March 29, 2025. As of December 27, 2025 and March 29, 2025, the amount available for future borrowings under the 2022 Revolving Credit Facility was $1.278 billion and $744 million, respectively.
The Company had $2 million and $3 million of deferred financing fees related to the 2022 Revolving Credit Facility as of December 27, 2025 and March 29, 2025, respectively, and are recorded within other assets in the Company’s consolidated balance sheets.
As of December 27, 2025, the Company was in compliance with all covenants related to the 2025 Credit Facilities.
Supplier Financing Program
The Company offers a supplier financing program which enables the Company’s inventory suppliers, at their sole discretion, to sell their receivables (i.e., the Company’s payment obligations to suppliers) to a financial institution on a non-

recourse basis in order to be paid earlier than current payment terms provide. The Company’s obligations, including the amount due and scheduled payment dates, which generally do not exceed 90 days, are not impacted by a suppliers’ decision to participate in this program. The Company does not reimburse suppliers for any costs they incur to participate in the program and their participation is voluntary. The amount outstanding under this program as of December 27, 2025 and March 29, 2025 was $10 million and $24 million, respectively, and is presented as short-term debt on the Company’s consolidated balance sheets.
See Note 12 - "Debt Obligations" to the Company’s Fiscal 2025 Annual Report on Form 10-K for additional information regarding the Company’s credit facilities and debt obligations.
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

At December 27, 2025 and March 29, 2025, the fair values of the Company’s derivative contracts were determined using broker quotations, which were calculations derived from observable market information: the applicable currency rates at the balance sheet date and those forward rates particular to the contract at inception. The Company makes no adjustments to these broker obtained quotes or prices, but assesses the credit risk of the counterparty and would adjust the provided valuations for counterparty credit risk when appropriate. The fair value of the Company’s derivative instruments are included in prepaid expenses and other current assets, other assets, accrued expenses and other current liabilities and in other long-term liabilities on the consolidated balance sheets depending on whether they represent assets or liabilities of the Company and based on the maturity date of each individual derivative contract. See Note 14 - "Derivative Financial Instruments" for further detail.

All derivative contracts are measured and recorded at fair value on a recurring basis and are categorized in Level 2 of the fair value hierarchy, as shown in the following table (in millions):

	Fair value at December 27, 2025 using:			Fair value at March 29, 2025 using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets:
Undesignated forward foreign currency exchange contracts	$—	$4	$—	$—	$—	$—
Total derivative assets	$—	$4	$—	$—	$—	$—

Derivative liabilities:
Designated forward foreign currency exchange contracts	$—	$1	$—	$—	$2	$—
Net investment hedges	—	891	—	—	289	—
Total derivative liabilities	$—	$892	$—	$—	$291	$—
The Company’s debt obligations are recorded on its consolidated balance sheets at carrying values, which may differ from the related fair values. The fair value of the Company’s debt is estimated using external pricing data, including any available quoted market prices and based on other debt instruments with similar characteristics. Borrowings under revolving credit facilities, if outstanding, are recorded at carrying value, which approximates fair value due to the frequent nature of such borrowings and repayments. See Note 11 - "Debt Obligations" for detailed information related to the carrying values of the Company’s outstanding debt.
The following table summarizes the carrying values and estimated fair values of the Company’s debt, based on Level 2 measurements (in millions):

	December 27, 2025		March 29, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Revolving Credit Facilities	$221	$221	$755	$755
2025 Term Loans	$—	$—	$706	$699
The Company’s cash and cash equivalents, accounts receivable and accounts payable are recorded at carrying value, which approximates fair value.
Non-Financial Assets and Liabilities
The Company’s non-financial assets include goodwill, intangible assets, operating lease right-of-use assets and property and equipment. Such assets are reported at their carrying values and are not subject to recurring fair value measurements. The Company’s goodwill and indefinite-lived intangible assets are assessed for impairment at least annually, while its other long-lived assets, including operating lease right-of-use assets, property and equipment and definite-lived intangible assets, are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The Company determines the fair values of these assets based on Level 3 measurements using the Company’s best estimates of the amount and timing of future discounted cash flows, based on historical experience, market conditions, current trends and performance expectations.

The Company did not record impairment charges for the three months ended December 27, 2025. The Company recorded $21 million impairment charges during the nine months ended December 27, 2025. The Company recorded $81 million and $101 million of impairment charges during the three and nine months ended December 28, 2024, respectively.
The following table details the carrying values and fair values of the Company’s assets that have been impaired during the three and nine months ended December 27, 2025 and the three and nine months ended December 28, 2024 (in millions):

	Three Months Ended December 27, 2025			Three Months Ended December 28, 2024
	Carrying Value Prior to Impairment	Fair Value	Impairment Charge	Carrying Value Prior to Impairment	Fair Value	Impairment Charge
Operating lease right-of-use assets	$—	$—	$—	$—	$—	$—
Goodwill	—	—	—	159	93	66
Brands	—	—	—	213	198	15
Property and equipment, net	—	—	—	—	—	—
Total	$—	$—	$—	$372	$291	$81

	Nine Months Ended December 27, 2025			Nine Months Ended December 28, 2024
	Carrying Value Prior to Impairment	Fair Value	Impairment Charge	Carrying Value Prior to Impairment	Fair Value	Impairment Charge
Operating lease right-of-use assets	$43	$27	$16	$42	$24	$18
Goodwill	—	—	—	159	93	66
Brands	—	—	—	213	198	15
Property and equipment, net	8	3	5	3	1	2
Total	$51	$30	$21	$417	$316	$101
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
As of March 29, 2025, the Company had $50 million of EUR/USD designated forward contracts outstanding. During the first quarter of Fiscal 2026, the Company entered into multiple EUR/USD forward contracts of $29 million. During the third quarter of Fiscal 2026, the Company entered into multiple EUR/USD forward contracts of $71 million. As of December 27, 2025, the Company had $85 million of designated forward foreign currency exchange contracts outstanding, net of any contracts that have matured throughout the year.
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
On December 2, 2025, in relation to the proceeds received from the sale of Versace, the Company entered into a forward foreign currency exchange contract with a notional amount of €324 million to mitigate the foreign currency exchange risk arising from an intercompany transaction. This was a short term derivative contract with a settlement date of January 27, 2026. The Company did not designate this derivative for hedge accounting and recognized a $4 million gain within foreign currency loss (gain) in the Company’s consolidated statements of operations and comprehensive income (loss) related to the change in fair value during the three and nine months ended December 27, 2025.

Net Investment Hedges
As of March 29, 2025, the Company had $3.5 billion of hedges outstanding to hedge its net investment in Swiss Franc (“CHF”) denominated subsidiaries, of which the Company will exchange monthly and semi-annual fixed rate payments on United States dollar notional amounts for fixed rate payments of 0.0% in CHF. During the first and second quarters of Fiscal 2026, the Company modified multiple fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $950 million and $275 million, respectively, of which the Company will exchange monthly fixed rate payments on United States dollar notional amounts for fixed rate payments of 0.0% in CHF. As of December 27, 2025, the Company had $3.5 billion of outstanding hedges to hedge its net investment in CHF denominated subsidiaries. These contracts have maturity dates between March 2027 and May 2045 and are designated as net investment hedges.
Certain of these contracts are supported by a credit support annex (“CSA”) which provides for collateral exchange with the earliest effective date being June 2030. At the effective date of the respective CSA, if the fair value of a derivative contract exceeds a certain threshold governed by the aforementioned CSAs, either party is required to post cash collateral.
As of December 27, 2025 and March 29, 2025, the Company had $2.364 billion of fixed-to-fixed cross-currency hedges outstanding related to its net investment in Euro denominated subsidiaries, of which the Company will exchange monthly fixed rate payments on United States dollar notional amounts for fixed rate payments of 0.0% in EUR. During the third quarter of Fiscal 2026, the Company modified multiple fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $175 million, of which the Company will exchange monthly fixed rate payments on United States dollar notional amounts for fixed rate payments of 0.0% in EUR. These contracts have maturity dates between January 2027 and July 2031 and have been designated as net investment hedges.
When a cross-currency swap is used as a hedging instrument in a net investment hedge assessed under the spot method, the cross-currency basis spread is excluded from the assessment of hedge effectiveness and is recognized as a reduction in interest income in the Company’s consolidated statements of operations and comprehensive income (loss). Accordingly, the Company recorded interest income of $34 million and $105 million during the three and nine months ended December 27, 2025, and $30 million and $83 million during the three and nine months ended December 28, 2024, respectively.
The net gains or losses on net investment hedges are reported within CTA as a component of accumulated other comprehensive (loss) income on the Company’s consolidated balance sheets. Upon discontinuation of the hedge, such amounts remain in CTA until the related net investment is sold or liquidated.
Interest Rate Swaps
During the second quarter of Fiscal 2025, the Company entered into multiple interest rate swaps with aggregate notional amounts of €800 million. The swaps were designed to mitigate the impact of adverse interest rate fluctuations for a portion of the Company’s variable rate debt. €500 million of the total interest rate swaps entered into relate to the Company’s Senior Revolving Credit Facility expiring July 2027. The remaining €300 million of the interest rate swaps entered into related to the Company’s previously outstanding Versace Term Loan. During the fourth quarter of Fiscal 2025, the Company terminated these interest rate swaps to coincide with the Company’s debt refinancing and paid $13 million. As of December 27, 2025 and March 29, 2025, the Company did not have any interest rate swap agreements outstanding.

When an interest rate swap agreement qualifies for hedge accounting as a cash flow hedge, the changes in the fair value are recorded in equity as a component of accumulated other comprehensive (loss) income and are reclassified into interest income, net, in the same period in which the hedged transactions affect earnings. During the three and nine months ended December 27, 2025, the Company recognized $1 million and $5 million of interest expense, respectively, related to amortization of the fair value previously recorded as a component of accumulated other comprehensive (loss) income related to the terminated interest rate swaps. During the three and nine months ended December 28, 2024, the Company recognized $1 million and $2 million of interest income related to these agreements, respectively.

In conjunction with the prepayment of the 2025 Term Loans, the Company released into earnings the remaining unamortized component of accumulated other comprehensive (loss) income related to the terminated interest rate swaps. Accordingly, the Company recognized approximately $7 million of expense within interest income, net, in the Company’s consolidated statements of operations and comprehensive income (loss) for the three and nine months ended December 27, 2025.
The Company only enters into derivative instruments with highly credit-rated counterparties and does not enter into derivative contracts for trading or speculative purposes.

The following table details the fair value of the Company’s derivative contracts, which are recorded on a gross basis in the consolidated balance sheets as of December 27, 2025 and March 29, 2025 (in millions):

			Fair Value
	Notional Amounts		Assets			Liabilities
	December 27, 2025	March 29, 2025	December 27, 2025		March 29, 2025	December 27, 2025		March 29, 2025
Designated forward foreign currency exchange contracts	$85	$50	$—		$—	$1	(2)	$2	(2)
Designated net investment hedges	5,864	5,864	—		—	891	(3)	289	(3)
Total	$5,949	$5,914	$—		$—	$892		$291
Undesignated forward foreign currency exchange contracts	378	—	4	(1)	—	—		—
Total	$6,327	$5,914	$4		$—	$892		$291

(1)Recorded within prepaid expenses and other current assets in the Company’s consolidated balance sheets.
(2)Recorded within accrued expenses and other current liabilities on the Company’s consolidated balance sheets.
(3)As of December 27, 2025, the Company recorded $891 million within other long-term liabilities on the Company’s consolidated balance sheets. As of March 29, 2025, the Company recorded $12 million within accrued expenses and other current liabilities and $277 million within other long-term liabilities on the Company’s consolidated balance sheets.
The Company records and presents the fair value of its derivative assets and liabilities on its consolidated balance sheets on a gross basis, as shown in the above table. However, if the Company were to offset and record the asset and liability balances for its derivative instruments on a net basis in accordance with the terms of its master netting arrangements, which provide for the right to set-off amounts for similar transactions denominated in the same currencies and with the same banks, the resulting impact as of December 27, 2025 and March 29, 2025 would be as follows (in millions):

	Forward Currency Exchange Contracts		Net Investment Hedges
	December 27, 2025	March 29, 2025	December 27, 2025	March 29, 2025
Assets subject to master netting arrangements	$4	$—	$—	$—
Liabilities subject to master netting arrangements	$1	$2	$891	$289
Derivative assets, net	$4	$—	$—	$—
Derivative liabilities, net	$1	$2	$891	$289
Currently, the Company’s master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties.
The following tables summarize the losses recognized within the consolidated statements of operations and comprehensive income related to the Company’s hedge contracts for the three and nine months ended December 27, 2025 and December 28, 2024 (in millions):

	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024	Location of Loss Recognized
Designated forward foreign currency exchange contracts	$2	$—	$3	$—	Cost of goods sold
Designated interest rate swaps	$8	$—	$12	$—	Interest income, net
The Company expects that substantially all of the amounts currently recorded in accumulated other comprehensive (loss) income for its forward foreign currency exchange contracts will be reclassified into earnings during the next 12 months, based upon the timing of inventory purchases and turnover.

The following table summarizes the pre-tax impact of the gains and losses recorded to other comprehensive income (“OCI”) related to the Company’s designated hedges (in millions):

	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
	Pre-Tax Gains Recognized in OCI	Pre-Tax Gains Recognized in OCI	Pre-Tax Losses Recognized in OCI	Pre-Tax Losses Recognized in OCI
Designated forward foreign currency exchange contracts	$1	$—	$(3)	$—
Designated net investment hedges	$18	$240	$(602)	$(26)
Designated interest rate swaps	$—	$1	$—	$(14)
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
On November 4, 2025, the Company announced the Board of Directors approved a three-year share repurchase program of up to $1.0 billion of its outstanding ordinary shares, which the Company expects to begin implementing in Fiscal 2027. Share repurchases may be made in open market or privately negotiated transactions and/or pursuant to Rule 10b5-1 trading plans, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors. The program may be suspended or discontinued at any time. As of December 27, 2025, the Company has not made any purchases as part of this program.
During the nine months ended December 27, 2025 and December 28, 2024, the Company did not purchase any of its’ ordinary shares through open market transactions.
The Company also has in place a “withhold to cover” repurchase program, which allows the Company to withhold ordinary shares from certain employees and directors to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards. During the nine months ended December 27, 2025 and December 28, 2024, the Company withheld 113,406 shares and 117,710 shares, respectively, with a fair value of $2 million and $4 million, respectively, in satisfaction of minimum tax withholding obligations relating to the vesting of restricted share awards.

Accumulated Other Comprehensive (Loss) Income
The following table details changes in the components of accumulated other comprehensive (loss) income, net of taxes, for the nine months ended December 27, 2025 and December 28, 2024, respectively (in millions):

	Foreign Currency Translation Adjustments (1)	Net Loss on Derivatives (2)	Other Comprehensive (Loss) Income Attributable to Capri
Balance at March 29, 2025	$67	$(10)	$57
Other comprehensive loss before reclassifications	(479)	(3)	(482)
Loss reclassified from AOCI to earnings	39	11	50
Other comprehensive loss, net of tax	(440)	8	(432)
Balance at December 27, 2025	$(373)	$(2)	$(375)

Balance at March 30, 2024	$161	$—	$161
Other comprehensive loss before reclassifications	(28)	(11)	(39)
Balance at December 28, 2024	$133	$(11)	$122

(1)Foreign currency translation adjustments before reclassifications for the nine months ended December 27, 2025 primarily include a $451 million loss, net of taxes of $151 million, relating to the Company’s net investment hedges, as well as a net $28 million translation loss. Reclassifications from AOCI into earnings for nine months ended December 27, 2025 were related to the sale of Versace. Refer to Note 4 - "Discontinued Operations" for further information. Foreign currency translation adjustments for the nine months ended December 28, 2024 primarily include a $19 million loss, net of taxes of $7 million, relating to the Company’s net investment hedges partially offset by a net $9 million translation loss.
(2)Other comprehensive loss before reclassifications for both the nine months ended December 27, 2025 and December 28, 2024 were primarily related to the Company’s forward foreign currency exchange contracts, net of taxes. Reclassifications from AOCI into earnings for nine months ended December 27, 2025 were $8 million, net of taxes of $4 million, related to the Company’s previously terminated interest rate swaps and $3 million, net of immaterial taxes, related to the Company’s forward foreign currency exchange contracts for inventory purchases.

16. Share-Based Compensation
The Company grants equity awards to certain employees and directors of the Company at the discretion of the Company’s Compensation and Talent Committee. On December 1, 2011, the Company adopted the Omnibus Incentive Plan (the “Incentive Plan”) which allows for grants of share options, restricted shares, RSUs and other forms of equity compensation. On August 7, 2025, the Company’s shareholders approved an amendment to the Incentive Plan to increase the number of ordinary shares authorized for issuance by 2,500,000 increasing the total authorized ordinary shares from 22,471,000 to 24,971,000. At December 27, 2025, there were 4,110,483 ordinary shares available for future grants of equity awards under the Incentive Plan. Option grants issued under the Incentive Plan generally expire seven years from the grant date.
The following table summarizes the Company’s share-based compensation activity during the nine months ended December 27, 2025:

	Options	Service-Based RSUs	Performance-Based RSUs
Outstanding/Unvested at March 29, 2025	180,481	2,992,161	162,954
Granted	—	2,283,135	—
Exercised/Vested	—	(1,396,194)	—
Canceled/Forfeited	(180,481)	(996,396)	—
Outstanding/Unvested at December 27, 2025	—	2,882,706	162,954
The weighted average grant date fair value of service-based RSUs granted during the nine months ended December 27, 2025 was $18.00. There were no performance-based RSUs granted during the nine months ended December 27, 2025. The weighted average grant date fair value of service-based RSUs granted during the nine months ended December 28, 2024 was $32.21. There were no performance-based RSUs granted during the nine months ended December 28, 2024.
Share-Based Compensation Expense
The following table summarizes compensation expense attributable to share-based compensation for the three and nine months ended December 27, 2025 and December 28, 2024 (in millions):

	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Share-based compensation expense	$7	$9	$28	$42
Tax benefit related to share-based compensation expense	$—	$1	$—	$6
Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on historical forfeiture rates. The estimated value of future forfeitures for equity awards as of December 27, 2025 is $5 million. There were no forfeitures for performance-based RSUs.
See Note 17 - "Share-Based Compensation" in the Company’s Fiscal 2025 Annual Report on Form 10-K for additional information relating to the Company’s share-based compensation awards.
17. Income Taxes
The Company’s effective tax rate for the three and nine months ended December 27, 2025 was (3.6)% and 18.6%, respectively. The effective rate for the three months ended December 27, 2025 differed from the United Kingdom statutory rate of 25% (the “UK Rate”) primarily due to the effects of global financing activities and a favorable return-to-provision adjustment. In addition, the effective tax rate for the nine months ended December 27, 2025 differed from the UK Rate due to a beneficial geographic mix of earnings partially offset by the impact of incremental valuation allowances recorded during the period.
The Company’s effective tax rate for the three and nine months ended December 28, 2024 was 68.4% and (17.8)%, respectively. The effective tax rate for the three months ended December 28, 2024 differed from the UK Rate due to the impacts of favorable global financing activities and non-deductible goodwill impairment charges. In addition, the effective tax rate for the nine months ended December 28, 2024, was also impacted by the release of an uncertain tax position during the period.
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
18. Segment Information
On April 10, 2025, the Company and Prada entered into the Purchase Agreement whereby Prada agreed to acquire certain subsidiaries of the Company which operate the Company’s Versace business. Accordingly, the Company determined that the held for sale and discontinued operations criteria were met and the Company has classified the results of operations and cash flows of its Versace business as discontinued operations in its consolidated statements of operations and comprehensive income (loss) and consolidated statements of cash flows for all periods presented. On December 2, 2025, the Company completed the sale of its Versace business to Prada. The related assets and liabilities associated with the discontinued operations are classified as held for sale in the consolidated balance sheet as of March 29, 2025. Accordingly, the Versace business has been excluded from the segment information herein for all periods presented. Refer to Note 4 - "Discontinued Operations" for further information.

The Company operates its business through two operating segments — Michael Kors and Jimmy Choo, which are based on its business activities and organization. The reportable segments are segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by the Company’s chief operating decision maker (“CODM”), who is the Company’s Chairman and Chief Executive Officer, in deciding how to allocate resources, as well as in assessing performance. The primary key performance indicators are revenue and operating income for each segment. The

Company’s reportable segments represent components of the business that offer similar merchandise, customer experience and sales/marketing strategies.
The Company’s two reportable segments are as follows:
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
•Jimmy Choo — segment includes revenue generated through the sale of Jimmy Choo luxury footwear, handbags and small leather goods through directly operated Jimmy Choo retail and outlet stores throughout the Americas, certain parts of EMEA and certain parts of Asia, and through its e-commerce sites. In addition, revenue is generated through wholesale sales of luxury goods to distribution partners (including geographic licensing arrangements that allow third parties to use the Jimmy Choo trademarks in connection with retail and/or wholesale sales of Jimmy Choo branded products in specific geographic regions), multi-brand department stores and specialty stores worldwide, as well as through product licensing agreements, which allow third parties to use the Jimmy Choo brand name and trademarks in connection with the manufacturing and sale of products, including fragrances and eyewear.
In addition to these reportable segments, the Company has certain corporate costs that are not directly attributable to its brands and, therefore, are not allocated to its segments. Such costs primarily include certain administrative, corporate occupancy, shared service and information technology systems expenses, including enterprise resource planning system implementation costs and Capri transformation program costs. In addition, certain other costs are not allocated to segments, including Tapestry related transaction income (costs), impairment charges and restructuring and other (expense) income. The segment structure is consistent with how the Company’s CODM plans and allocates resources, manages the business and assesses performance. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance.

The following table presents the key performance information of the Company’s reportable segments (in millions):

		Three Months Ended		Nine Months Ended
		December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
	Total revenue:
	Michael Kors	$858	$909	$2,218	$2,322
	Jimmy Choo	167	159	460	472
	Total revenue	$1,025	$1,068	$2,678	$2,794

	Cost of goods sold:
	Michael Kors	$346	$340	$888	$883
	Jimmy Choo	56	54	143	155
	Total cost of goods sold	$402	$394	$1,031	$1,038

	Selling, general and administrative expenses:
	Michael Kors	$376	$403	$1,022	$1,071
	Jimmy Choo	101	104	298	302
	Corporate	58	30	151	152
	Total selling, general and administrative expenses	$535	$537	$1,471	$1,525

	Depreciation and amortization:
	Michael Kors	$17	$19	$53	$59
	Jimmy Choo	7	7	21	22
	Corporate	6	6	16	18
	Total depreciation and amortization	$30	$32	$90	$99

	Income from continuing operations:
	Michael Kors	$119	$147	$255	$309
	Jimmy Choo	3	(6)	(2)	(7)
		122	141	253	302
Less:	Corporate expenses	(64)	(50)	(167)	(169)
	Impairment of assets (1)	—	(81)	(21)	(101)
	Tapestry related transaction income (costs)	—	14	—	(1)
	Restructuring and other (expense) income	(12)	2	(15)	—
	Income from continuing operations	$46	$26	$50	$31

(1)Impairment of assets during the nine months ended December 27, 2025 primarily related to operating lease right-of-use assets at certain Michael Kors store locations. Impairment of assets during the nine months ended December 28, 2024 includes $83 million and $18 million of impairment charges related to the Jimmy Choo and Michael Kors reportable segments, respectively.

Total revenue (based on country of origin) by geographic location are as follows (in millions):

	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Revenue:
The Americas (1)	$646	$696	$1,596	$1,726
EMEA	268	256	757	729
Asia	111	116	325	339
Total revenue	$1,025	$1,068	$2,678	$2,794

(1)Total revenue earned in the U.S. was $586 million and $1.446 billion, respectively, for the three and nine months ended December 27, 2025. Total revenue earned in the U.S. was $638 million and $1.567 billion, respectively, for the three and nine months ended December 28, 2024.
Total long-lived assets of the Company’s reportable segments are as follows (in millions):

	As of
	December 27, 2025	March 29, 2025
Long-lived assets:
Michael Kors	$1,219	$1,197
Jimmy Choo	597	603
Total long-lived assets	$1,816	$1,800

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Our Business
Capri Holdings Limited is a global fashion luxury group consisting of iconic brands Michael Kors and Jimmy Choo. Our commitment to glamorous style and craftsmanship is at the heart of each of our luxury brands. We have built our reputation on designing exceptional, innovative products that cover the full spectrum of fashion luxury categories. Our strength lies in the unique DNA and heritage of each of our brands, the diversity and passion of our people and our dedication to the clients and communities we serve.
Our Michael Kors brand was launched in 1981 by Michael Kors, a world-renowned designer, whose vision has taken the Company from its beginnings as an American luxury sportswear house to a global accessories, ready-to-wear, and footwear company with a global distribution network that has presence in over 100 countries through Company-operated retail stores and e-commerce sites, leading department stores, specialty stores and select licensing partners. Michael Kors is a highly recognized fashion luxury brand in the Americas and Europe with strong brand awareness in other international markets. Michael Kors features distinctive designs, materials and craftsmanship with a jet-set aesthetic that combines stylish elegance and a sporty attitude. Michael Kors offers three primary collections: the Michael Kors Collection line, the MICHAEL Michael Kors line and the Michael Kors Mens line. The Michael Kors Collection establishes the aesthetic authority of the entire brand and is carried by select retail stores, our e-commerce sites, as well as in the finest luxury department stores in the world. MICHAEL Michael Kors has a strong focus on accessories, in addition to offering ready-to-wear and footwear. We have also been developing our men’s business in recognition of the significant opportunity afforded by the Michael Kors brand’s established fashion authority and the expanding men’s market. Taken together, our Michael Kors collections target a broad customer base while retaining our premium luxury image.
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
On April 8, 2025, our Board of Directors made the decision to sell Versace to Prada, and a definitive agreement was entered into on April 10, 2025. Accordingly, we determined that the held for sale and discontinued operations criteria were met and we classified the results of operations and cash flows of our Versace business as discontinued operations in our consolidated statements of operations and comprehensive income (loss) and consolidated statements of cash flows for all periods presented. On December 2, 2025, we completed the sale of our Versace business. The related assets and liabilities associated with the discontinued operations are classified as held for sale in the consolidated balance sheet as of March 29, 2025. Unless otherwise noted, discussion within this management’s discussion and analysis of financial condition and results of operations relates to our continuing operations. Refer to Note 4 - "Discontinued Operations" to the accompanying consolidated financial statements for additional information.
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
Certain Factors Affecting Financial Condition and Results of Operations
Macroeconomic conditions and inflationary pressures. Global economic conditions, including inflation, political instability due to war or other geopolitical factors and other macroeconomic uncertainty and the related impact on levels of consumer spending worldwide impacted our business in the first nine months of Fiscal 2026, and are likely to continue to impact our business and the luxury accessories, footwear and apparel industry overall for the foreseeable future. Purchases of discretionary luxury items, such as the accessories, footwear and apparel that we produce, tend to decline when disposable income is lower or when there are inflationary pressures or other economic uncertainty which could negatively affect our financial condition and results of operations.
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
Disruptions or delays in shipping and distribution and other supply chain constraints. Disruptions in our shipping and distribution network, including at U.S. ports and in the Red Sea, as well as port congestion, vessel availability, container shortages and temporary factory closures, have in the past impacted our business, and continued disruptions or delays could negatively impact our results of operations in the future.
Segment Information
We operate in two reportable segments, which are as follows:
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
Jimmy Choo
We generate revenue through the sale of Jimmy Choo luxury goods through directly operated Jimmy Choo retail and outlet stores throughout the Americas, certain parts of EMEA and certain parts of Asia, and through our e-commerce sites. In addition, revenue is generated through wholesale sales of luxury goods to distribution partners (including geographic licensing arrangements that allow third parties to use the Jimmy Choo tradename in connection with retail and/or wholesale sales of Jimmy Choo branded products in specific geographic regions), multi-brand department stores and specialty stores worldwide, as well as through product licensing agreements, which allow third parties to use the Jimmy Choo brand name and trademarks in connection with the manufacturing and sale of products, including fragrances and eyewear.
Unallocated Corporate Expenses
In addition to the reportable segments discussed above, we have certain corporate costs that are not directly attributable to our brands and, therefore, are not allocated to segments. Such costs primarily include certain administrative, corporate occupancy, shared service and information technology systems expenses, including enterprise resource planning system implementation costs and Capri transformation program costs. In addition, certain other costs are not allocated to segments, including Tapestry related transaction income (costs), impairment charges and restructuring and other (expense) income. The segment structure is consistent with how our chief operating decision maker plans and allocates resources, manages the business and assesses performance.

The following table presents our total revenue and income from continuing operations by segment for the three and nine months ended December 27, 2025 and December 28, 2024 (in millions):

		Three Months Ended		Nine Months Ended
		December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
	Total revenue:
	Michael Kors	$858	$909	$2,218	$2,322
	Jimmy Choo	167	159	460	472
	Total revenue	$1,025	$1,068	$2,678	$2,794

	Cost of goods sold:
	Michael Kors	$346	$340	$888	$883
	Jimmy Choo	56	54	143	155
	Total cost of goods sold	$402	$394	$1,031	$1,038

	Selling, general and administrative expenses:
	Michael Kors	$376	$403	$1,022	$1,071
	Jimmy Choo	101	104	298	302
	Corporate	58	30	151	152
	Total selling, general and administrative expenses	$535	$537	$1,471	$1,525

	Depreciation and amortization:
	Michael Kors	$17	$19	$53	$59
	Jimmy Choo	7	7	21	22
	Corporate	6	6	16	18
	Total depreciation and amortization	$30	$32	$90	$99

	Income from continuing operations:
	Michael Kors	$119	$147	$255	$309
	Jimmy Choo	3	(6)	(2)	(7)
		122	141	253	302
Less:	Corporate expenses	(64)	(50)	(167)	(169)
	Impairment of assets (1)	—	(81)	(21)	(101)
	Tapestry related transaction income (costs)	—	14	—	(1)
	Restructuring and other (expense) income	(12)	2	(15)	—
	Income from continuing operations	$46	$26	$50	$31

(1)Impairment of assets during the nine months ended December 27, 2025 primarily related to operating lease right-of-use assets at certain Michael Kors store locations. Impairment of assets during the nine months ended December 28, 2024 includes $83 million and $18 million of impairment charges related to the Jimmy Choo and Michael Kors reportable segments, respectively.

The following table presents our global network of retail stores by brand:

	As of
	December 27, 2025	December 28, 2024
Number of full price retail stores (including concessions):
Michael Kors	368	435
Jimmy Choo	157	168
	525	603

Number of outlet stores:
Michael Kors	326	312
Jimmy Choo	57	56
	383	368

Total number of retail stores	908	971
The following table presents our retail stores by geographic location:

	As of		As of
	December 27, 2025		December 28, 2024
	Michael Kors	Jimmy Choo	Michael Kors	Jimmy Choo
Store count by region:
The Americas	267	41	292	44
EMEA	140	64	150	65
Asia	287	109	305	115
	694	214	747	224
Key Consolidated Performance Indicators and Statistics
We use a number of key indicators of operating results to evaluate our performance, including the following (dollars in millions):

	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Total revenue	$1,025	$1,068	$2,678	$2,794
Gross profit as a percent of total revenue	60.8%	63.1%	61.5%	62.8%
Income from continuing operations	$46	$26	$50	$31
Income from continuing operations as a percent of total revenue	4.5%	2.4%	1.9%	1.1%
Seasonality
We experience certain effects of seasonality with respect to our business. We generally experience greater sales during our third fiscal quarter, primarily driven by holiday season sales.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Critical accounting policies are those that are the most important to the portrayal of our results of operations and financial condition and that require our most difficult, subjective and complex judgments to make estimates about the effect of matters that are inherently uncertain. In applying such policies, we must use certain assumptions that are based on our informed judgments, assessments of probability and best estimates. Estimates, by their nature, are subjective and are based on analysis of available information, including current and historical factors and the experience and judgment of management. We evaluate our assumptions and estimates on an ongoing basis. While our significant accounting policies are detailed in Note 3 - "Summary of Significant Accounting Policies" to the accompanying consolidated financial statements, our critical accounting policies are disclosed, in full, in the MD&A section of our Annual Report on Form 10-K for the fiscal year ended March 29, 2025. There have been no significant changes to our critical accounting policies and estimates since March 29, 2025.

Results of Operations

Comparison of the three months ended December 27, 2025 with the three months ended December 28, 2024

The following table details the results of our operations for the three months ended December 27, 2025 and December 28, 2024, and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Three Months Ended		$ Change	% Change	% of Total Revenue for the Three Months Ended
	December 27, 2025	December 28, 2024			December 27, 2025	December 28, 2024
Statements of Operations Data:
Total revenue	$1,025	$1,068	$(43)	(4.0)%
Cost of goods sold	402	394	8	2.0%	39.2%	36.9%
Gross profit	623	674	(51)	(7.6)%	60.8%	63.1%
Selling, general and administrative expenses	535	537	(2)	(0.4)%	52.2%	50.3%
Depreciation and amortization	30	32	(2)	(6.3)%	2.9%	3.0%
Impairment of assets	—	81	(81)	NM	—%	7.6%
Restructuring and other expense (income)	12	(2)	14	NM	1.2%	(0.2)%
Total operating expenses	577	648	(71)	(11.0)%	56.3%	60.7%
Income from continuing operations	46	26	20	76.9%	4.5%	2.4%
Interest income, net	(9)	(8)	(1)	12.5%	(0.9)%	(0.7)%
Foreign currency loss	—	15	(15)	NM	—%	1.4%
Income from continuing operations before income taxes	55	19	36	NM	5.4%	1.8%
(Benefit) provision for income taxes	(2)	13	(15)	NM	(0.2)%	1.2%
Net income from continuing operations	57	6	51	NM
Net income (loss) from discontinued operations, net of tax	59	(552)	611	NM
Net income (loss)	116	(546)	662	NM
Less: Net income attributable to noncontrolling interest from continuing operations	—	1	(1)	NM
Net income (loss) attributable to Capri	$116	$(547)	$663	NM

NM Not meaningful
NM Not meaningful
Total Revenue

	Three Months Ended			% Change
(dollars in millions)	December 27, 2025	December 28, 2024	$ Change	As Reported	Constant Currency
Michael Kors	$858	$909	$(51)	(5.6)%	(7.3)%
Jimmy Choo	167	159	8	5.0%	1.9%
Total revenue	$1,025	$1,068	$(43)	(4.0)%	(5.9)%
Total revenue decreased $43 million, or 4.0%, to $1.025 billion for the three months ended December 27, 2025, compared to $1.068 billion for the three months ended December 28, 2024, which included net favorable foreign currency effects of approximately $20 million, primarily as a result of the weakening of the United States dollar compared to the Euro and British Pound. On a constant currency basis, our total revenue decreased $63 million, or 5.9%.
•Michael Kors revenue decreased $51 million, or 5.6%, to $858 million for the three months ended December 27, 2025, compared to $909 million for the three months ended December 28, 2024, which included favorable foreign currency effects of $15 million. On a constant currency basis, revenue decreased $66 million, or 7.3%, primarily due to the result of certain strategic initiatives previously put in place at Michael Kors that did not perform as expected, as well as a decrease in promotional activity.
•Jimmy Choo revenue increased $8 million, or 5.0%, to $167 million for the three months ended December 27, 2025, compared to $159 million for the three months ended December 28, 2024, which included favorable foreign currency effects of $5 million. On a constant currency basis, revenue increased $3 million, or 1.9%, primarily attributable to higher revenue in the Americas.
See Note 5 - "Revenue Recognition" to the accompanying consolidated financial statements for additional information.
Gross Profit

	Three Months Ended
(dollars in millions)	December 27, 2025	December 28, 2024	$ Change	% Change
Gross Profit:
Michael Kors	$512	$569	$(57)	(10.0)%
Jimmy Choo	111	105	6	5.7%
Total gross profit	$623	$674	$(51)	(7.6)%
Gross Profit Margin:
Michael Kors	59.7%	62.6%
Jimmy Choo	66.5%	66.0%
Gross profit decreased $51 million, or 7.6%, to $623 million for the three months ended December 27, 2025, compared to $674 million for the three months ended December 28, 2024, which included net favorable foreign currency effects of $13 million. Gross profit as a percentage of total revenue was 60.8% and 63.1% for the three months ended December 27, 2025 and December 28, 2024, respectively.
•Michael Kors gross profit decreased $57 million, or 10.0%, to $512 million for the three months ended December 27, 2025, compared to $569 million for the three months ended December 28, 2024. The 290 basis point decrease in gross profit margin was primarily attributable to the unfavorable impact of increased U.S. import tariffs.
•Jimmy Choo gross profit increased $6 million, or 5.7%, to $111 million for the three months ended December 27, 2025, compared to $105 million for the three months ended December 28, 2024. The 50 basis point increase in gross profit margin was primarily due to higher full price sell-throughs.
Total Operating Expenses
Total operating expenses decreased $71 million, or 11.0%, to $577 million for the three months ended December 27, 2025, compared to $648 million for the three months ended December 28, 2024. Our operating expenses included a net unfavorable foreign currency impact of approximately $11 million. Total operating expenses decreased to 56.3% as a percentage of total revenue for the three months ended December 27, 2025, compared to 60.7% for the three months ended December 28, 2024. The components that comprise total operating expenses are explained below.

Selling, General and Administrative Expenses

	Three Months Ended
(dollars in millions)	December 27, 2025	December 28, 2024	$ Change	% Change
Selling, general and administrative expenses:
Michael Kors	$376	$403	$(27)	(6.7)%
Jimmy Choo	101	104	(3)	(2.9)%
Corporate	58	30	28	93.3%
Total selling, general and administrative expenses	$535	$537	$(2)	(0.4)%
Selling, general and administrative expenses decreased $2 million, or 0.4%, to $535 million for the three months ended December 27, 2025, compared to $537 million for the three months ended December 28, 2024. As a percentage of total revenue, selling, general and administrative expenses increased to 52.2% for the three months ended December 27, 2025, compared to 50.3% for the three months ended December 28, 2024.
•Michael Kors selling, general and administrative expenses decreased $27 million, or 6.7%, to $376 million for the three months ended December 27, 2025, compared to $403 million for the three months ended December 28, 2024. The decrease was primarily due to cost savings initiatives which resulted in lower retail store related costs and personnel expenses compared to the prior year.
•Jimmy Choo selling, general and administrative expenses decreased $3 million, or 2.9%, to $101 million for the three months ended December 27, 2025, compared to $104 million for the three months ended December 28, 2024, primarily due to decreased marketing expenses compared to the prior year.
Unallocated corporate expenses, which are included within selling, general and administrative expenses discussed above, but are not directly attributable to a reportable segment, increased $28 million, or 93.3%, to $58 million for the three months ended December 27, 2025 as compared to $30 million for the three months ended December 28, 2024. The increase was primarily due to the reimbursement for certain expenses pursuant to the termination of the Merger Agreement with Tapestry in the prior year of approximately $45 million and a net increase in allowance for credit losses in the current year of approximately $11 million, partially offset by a decrease in professional fees related to certain Capri transformation projects which are now complete.
Impairment of Assets
We did not recognize any asset impairment charges for the three months ended December 27, 2025. For the three months ended December 28, 2024, we recognized asset impairment charges of $81 million primarily related to the impairment of the Jimmy Choo Wholesale reporting units’ goodwill and Jimmy Choo brand intangible assets. See Note 13 - "Fair Value of Financial Instruments" to the accompanying consolidated financial statements for additional information.
Restructuring and Other Expense (Income)
During the three months ended December 27, 2025, we recorded expense of $12 million primarily related to lease termination costs. During the three months ended December 28, 2024, we recorded income of $2 million primarily related to gains on lease terminations and store closure costs. See Note 10 - "Restructuring and Other Expense (Income)" to the accompanying consolidated financial statements for additional information.

Income from Continuing Operations

	Three Months Ended
(dollars in millions)	December 27, 2025	December 28, 2024	$ Change	% Change
Income from continuing operations:
Michael Kors	$119	$147	$(28)	(19.0)%
Jimmy Choo	3	(6)	9	NM
	122	141	(19)	(13.5)%
Unallocated corporate and other expenses, net (1)	(76)	(115)	39	(33.9)%
Income from continuing operations	$46	$26	$20	76.9%
Operating Margin:
Michael Kors	13.9%	16.2%
Jimmy Choo	1.8%	(3.8)%
Capri	4.5%	2.4%

(1)Certain corporate costs are not directly attributable to our brands and, therefore, are not allocated to segments. See Note 18 - "Segment Information" to the accompanying consolidated financial statements for additional information.
Income from continuing operations was $46 million for the three months ended December 27, 2025, compared to $26 million for the three months ended December 28, 2024. Income from continuing operations as a percentage of total revenue was 4.5% for the three months ended December 27, 2025, compared to 2.4% for the three months ended December 28, 2024.
•Michael Kors recorded income from operations of $119 million for the three months ended December 27, 2025, compared to $147 million for the three months ended December 28, 2024. Operating margin decreased from 16.2% for the three months ended December 28, 2024, to 13.9% for the three months ended December 27, 2025, primarily due to the unfavorable impact of increased U.S. import tariffs, partially offset by cost savings initiatives as noted above.
•Jimmy Choo recorded income from operations of $3 million for the three months ended December 27, 2025 compared to a loss of $6 million for the three months ended December 28, 2024. Operating margin increased from a loss of 3.8% for the three months ended December 28, 2024 to income of 1.8% for the three months ended December 27, 2025, primarily due to leveraging of operating expenses on higher revenues compared to the prior year.
Interest Income, net
For the three months ended December 27, 2025, we recognized $9 million of interest income compared to $8 million of interest income for the three months ended December 28, 2024. The $1 million improvement in interest income, net, is primarily due to lower average borrowings and higher interest income from our net investment hedges, partially offset by additional interest expense related to interest rate swaps and debt issuance costs due to the extinguishment of our 2025 Term Loans. See Note 11 - "Debt Obligations" and Note 14 - "Derivative Financial Instruments" to the accompanying consolidated financial statements for additional information.
Foreign Currency Loss
For the three months ended December 27, 2025, we recognized immaterial net foreign currency losses. For the three months ended December 28, 2024, we recognized a net foreign currency loss of $15 million primarily attributable to the remeasurement of intercompany balances between certain of our subsidiaries.

(Benefit) Provision for Income Taxes
The benefit for income taxes was $2 million for the three months ended December 27, 2025, compared to a provision of $13 million for the three months ended December 28, 2024. Our effective tax rate for the three months ended December 27, 2025 compared to our effective tax rate for the three months ended December 28, 2024 is not a meaningful metric due to the impact of the non-deductible goodwill impairment charges recorded for the three months ended December 28, 2024.
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
Net Income from Continuing Operations
As a result of the above, our net income was $57 million for the three months ended December 27, 2025, compared to net income of $6 million for the three months ended December 28, 2024.

Results of Operations
Comparison of the nine months ended December 27, 2025 with the nine months ended December 28, 2024
The following table details the results of our operations for the nine months ended December 27, 2025 and December 28, 2024, and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Nine Months Ended		$ Change	% Change	% of Total Revenue for the Nine Months Ended
	December 27, 2025	December 28, 2024			December 27, 2025	December 28, 2024
Statements of Operations Data:
Total revenue	$2,678	$2,794	$(116)	(4.2)%
Cost of goods sold	1,031	1,038	(7)	(0.7)%	38.5%	37.2%
Gross profit	1,647	1,756	(109)	(6.2)%	61.5%	62.8%
Selling, general and administrative expenses	1,471	1,525	(54)	(3.5)%	54.9%	54.6%
Depreciation and amortization	90	99	(9)	(9.1)%	3.4%	3.5%
Impairment of assets	21	101	(80)	(79.2)%	0.8%	3.6%
Restructuring and other expense	15	—	15	NM	0.6%	—%
Total operating expenses	1,597	1,725	(128)	(7.4)%	59.6%	61.7%
Income from continuing operations	50	31	19	61.3%	1.9%	1.1%
Other income, net	(1)	—	(1)	NM	—%	—%
Interest income, net	(44)	(22)	(22)	NM	(1.6)%	(0.8)%
Foreign currency (gain) loss	(2)	8	(10)	NM	(0.1)%	0.3%
Income from continuing operations before income taxes	97	45	52	NM	3.6%	1.6%
Provision (benefit) for income taxes	18	(8)	26	NM	0.7%	(0.3)%
Net income from continuing operations	79	53	26	49.1%
Net income (loss) from discontinued operations, net of tax	62	(588)	650	NM
Net income (loss)	141	(535)	676	NM
Less: Net income attributable to noncontrolling interest from continuing operations	—	2	(2)	NM
Net income (loss) attributable to Capri	$141	$(537)	$678	NM

NM Not meaningful

Total Revenue

	Nine Months Ended			% Change
(dollars in millions)	December 27, 2025	December 28, 2024	$ Change	As Reported	Constant Currency
Michael Kors	$2,218	$2,322	$(104)	(4.5)%	(6.0)%
Jimmy Choo	460	472	(12)	(2.5)%	(5.5)%
Total revenue	$2,678	$2,794	$(116)	(4.2)%	(5.9)%
Total revenue decreased $116 million, or 4.2%, to $2.678 billion for the nine months ended December 27, 2025, compared to $2.794 billion for the nine months ended December 28, 2024, which included net favorable foreign currency effects of approximately $49 million, primarily as a result of the weakening of the United States dollar compared to the Euro and British Pound. On a constant currency basis, our total revenue decreased $165 million, or 5.9%.

•Michael Kors revenue decreased $104 million, or 4.5%, to $2.218 billion for the nine months ended December 27, 2025, compared to $2.322 billion for the nine months ended December 28, 2024, which included favorable foreign currency effects of $35 million. On a constant currency basis, revenue decreased $139 million, or 6.0%, primarily due to the result of certain strategic initiatives previously put in place at Michael Kors that did not perform as expected, as well as a decrease in promotional activity.
•Jimmy Choo revenue decreased $12 million, or 2.5%, to $460 million for the nine months ended December 27, 2025, compared to $472 million for the nine months ended December 28, 2024, which included favorable foreign currency effects of $14 million. On a constant currency basis, revenue decreased $26 million, or 5.5%, primarily attributable to a continued slowdown in demand for certain categories of fashion luxury goods, particularly in Asia.
See Note 5 - "Revenue Recognition" to the accompanying consolidated financial statements for additional information.
Gross Profit

	Nine Months Ended
(dollars in millions)	December 27, 2025	December 28, 2024	$ Change	% Change
Gross Profit:
Michael Kors	$1,330	$1,439	$(109)	(7.6)%
Jimmy Choo	317	317	—	—%
Total gross profit	$1,647	$1,756	$(109)	(6.2)%
Gross Profit Margin:
Michael Kors	60.0%	62.0%
Jimmy Choo	68.9%	67.2%
Gross profit decreased $109 million, or 6.2%, to $1.647 billion for the nine months ended December 27, 2025, compared to $1.756 billion for the nine months ended December 28, 2024, which included net favorable foreign currency effects of $33 million. Gross profit as a percentage of total revenue was 61.5% and 62.8% for the nine months ended December 27, 2025 and December 28, 2024, respectively.
•Michael Kors gross profit decreased $109 million, or 7.6%, to $1.330 billion for the nine months ended December 27, 2025, compared to $1.439 billion for the nine months ended December 28, 2024. The 200 basis point decrease in gross profit margin was primarily attributable to the unfavorable impact of increased U.S. import tariffs.
•Jimmy Choo gross profit was flat at $317 million for the nine months ended December 27, 2025 and December 28, 2024. The 170 basis point increase in gross profit margin was primarily due to higher full price sell-throughs and lower third party sales from our Italian shoe manufacturer, which typically carries lower manufacturer margins.
Total Operating Expenses
Total operating expenses decreased $128 million, or 7.4%, to $1.597 billion for the nine months ended December 27, 2025, compared to $1.725 billion for the nine months ended December 28, 2024. Our operating expenses included a net unfavorable foreign currency impact of approximately $28 million. Total operating expenses decreased to 59.6% as a percentage of total revenue for the nine months ended December 27, 2025, compared to 61.7% for the nine months ended December 28, 2024. The components that comprise total operating expenses are explained below.

Selling, General and Administrative Expenses

	Nine Months Ended
(dollars in millions)	December 27, 2025	December 28, 2024	$ Change	% Change
Selling, general and administrative expenses:
Michael Kors	$1,022	$1,071	$(49)	(4.6)%
Jimmy Choo	298	302	(4)	(1.3)%
Corporate	151	152	(1)	(0.7)%
Total selling, general and administrative expenses	$1,471	$1,525	$(54)	(3.5)%
Selling, general and administrative expenses decreased $54 million, or 3.5%, to $1.471 billion for the nine months ended December 27, 2025, compared to $1.525 billion for the nine months ended December 28, 2024. As a percentage of total revenue, selling, general and administrative expenses increased to 54.9% for the nine months ended December 27, 2025, compared to 54.6% for the nine months ended December 28, 2024.
•Michael Kors selling, general and administrative expenses decreased $49 million, or 4.6%, to $1.022 billion for the nine months ended December 27, 2025, compared to $1.071 billion for the nine months ended December 28, 2024. The decrease was primarily due to cost savings initiatives which resulted in lower retail store related costs and personnel expenses compared to the prior year.
•Jimmy Choo selling, general and administrative expenses decreased $4 million, or 1.3%, to $298 million for the nine months ended December 27, 2025, compared to $302 million for the nine months ended December 28, 2024. The decrease was primarily due to cost savings initiatives which resulted in lower retail store related costs compared to the prior year.
Unallocated corporate expenses, which are included within selling, general and administrative expenses discussed above, but are not directly attributable to a reportable segment, decreased $1 million, or 0.7%, to $151 million for the nine months ended December 27, 2025 as compared to $152 million for the nine months ended December 28, 2024. The decrease was primarily due to a decrease in professional fees related to certain Capri transformation projects which are now complete and the absence of transaction related costs incurred in the prior year, partially offset by the reimbursement for certain expenses pursuant to the termination of the Merger Agreement with Tapestry in the prior year and a net increase in allowance for credit losses in the current year.
Impairment of Assets
For the nine months ended December 27, 2025, we recognized asset impairment charges of $21 million primarily related to the impairment of operating lease right-of-use assets at certain Michael Kors store locations. For the nine months ended December 28, 2024, we recognized asset impairment charges of $101 million primarily related to the impairment of the Jimmy Choo Wholesale reporting units’ goodwill and Jimmy Choo brand intangible assets as well as operating lease right-of-use assets primarily at certain Michael Kors store locations. See Note 13 - "Fair Value of Financial Instruments" to the accompanying consolidated financial statements for additional information.
Restructuring and Other Expense
During the nine months ended December 27, 2025, we recorded expenses of $15 million primarily related to lease terminations and severance costs. During the nine months ended December 28, 2024, we recorded immaterial net restructuring and other expense which was the result of gains on lease terminations fully offset by severance and store closure costs. See Note 10 - "Restructuring and Other Expense (Income)" to the accompanying consolidated financial statements for additional information.

Income from Continuing Operations

	Nine Months Ended
(dollars in millions)	December 27, 2025	December 28, 2024	$ Change	% Change
Income from continuing operations:
Michael Kors	$255	$309	$(54)	(17.5)%
Jimmy Choo	(2)	(7)	5	(71.4)%
	253	302	(49)	(16.2)%
Unallocated corporate and other expenses, net (1)	(203)	(271)	68	(25.1)%
Income from continuing operations	$50	$31	$19	61.3%
Operating Margin:
Michael Kors	11.5%	13.3%
Jimmy Choo	(0.4)%	(1.5)%
Capri	1.9%	1.1%

(1)Certain corporate costs are not directly attributable to our brands and, therefore, are not allocated to segments. See Note 18 - "Segment Information" to the accompanying consolidated financial statements for additional information.
Income from continuing operations was $50 million for the nine months ended December 27, 2025, compared to $31 million for the nine months ended December 28, 2024. Income from continuing operations as a percentage of total revenue was 1.9% for the nine months ended December 27, 2025, compared to income from continuing operations of 1.1% for the nine months ended December 28, 2024.
•Michael Kors recorded income from operations of $255 million for the nine months ended December 27, 2025, compared to $309 million for the nine months ended December 28, 2024. Operating margin decreased from 13.3% for the nine months ended December 28, 2024, to 11.5% for the nine months ended December 27, 2025, primarily attributable to the unfavorable impact of increased U.S. import tariffs as noted above.
•Jimmy Choo recorded a loss from operations of $2 million for the nine months ended December 27, 2025, compared to $7 million for the nine months ended December 28, 2024. Operating margin improved from an operating loss of 1.5% for the nine months ended December 28, 2024, to a loss of 0.4% for the nine months ended December 27, 2025, primarily due to an increase in gross profit margin as noted above, partially offset by deleveraging of operating expenses on lower revenues compared to the prior year.
Interest Income, net
For the nine months ended December 27, 2025, we recognized $44 million of interest income compared to $22 million for the nine months ended December 28, 2024. The $22 million improvement in interest income, net, is primarily due to higher interest income from our net investment hedges and lower average borrowings, partially offset by additional interest expense related to interest rate swaps and debt issuance costs related to the extinguishment of our 2025 Term Loans. See Note 11 - "Debt Obligations" and Note 14 - "Derivative Financial Instruments" to the accompanying consolidated financial statements for additional information.
Foreign Currency (Gain) Loss
For the nine months ended December 27, 2025 and December 28, 2024, we recognized a net foreign currency gain of $2 million and loss of $8 million, respectively, primarily attributable to the remeasurement of intercompany balances with certain of our subsidiaries.
Provision (Benefit) for Income Taxes
The provision for income taxes was $18 million for the nine months ended December 27, 2025, compared to a benefit of $8 million for the nine months ended December 28, 2024. Our effective tax rate for the nine months ended December 27, 2025 compared to our effective tax rate for the nine months ended December 28, 2024 is not a meaningful metric due to the effect of the release of uncertain tax positions as a result of a favorable tax ruling and the impact of global financing activities, partially offset by the impact of the non-deductible goodwill impairment charges recorded for the nine months ended December 28, 2024.

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
Net Income from Continuing Operations
As a result of the above, our net income was $79 million for the nine months ended December 27, 2025, compared to net income of $53 million for the nine months ended December 28, 2024.

Liquidity and Capital Resources
Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, along with borrowings available under our credit facilities (see below discussion regarding “Revolving Credit Facilities”) and available cash and cash equivalents. Our primary use of this liquidity is to fund the ongoing cash requirements, including our working capital needs and capital investments in our business, debt repayments, acquisitions, returns of capital, including share repurchases, and other corporate activities. We believe that the cash generated from our operations, together with borrowings available under our revolving credit facilities and available cash and cash equivalents, will be sufficient to meet our working capital needs for the next 12 months and beyond, including investments made and expenses incurred in connection with our store opening and renovation plans, investments in corporate and distribution facilities, continued IT system development, e-commerce and marketing initiatives. We spent $45 million on capital expenditures during the nine months ended December 27, 2025. We expect to spend approximately $100 million in Fiscal 2026, which includes store renovations, as well as information technology and digital enhancements. On December 2, 2025, we completed the sale of our Versace business for gross cash proceeds of $1.395 billion, subject to the aforementioned customary closing adjustments and finalization of the closing statement.
The following table sets forth key indicators of our liquidity and capital resources (in millions)

	As of
	December 27, 2025	March 29, 2025
Balance Sheet Data:
Cash and cash equivalents	$154	$107
Working capital	$148	$185
Total assets	$3,333	$5,213
Short-term debt	$10	$24
Long-term debt	$224	$1,466

	Nine Months Ended
	December 27, 2025	December 28, 2024
Cash Flow Data:
Operating activities from continuing operations	$258	$441
Investing activities from continuing operations	$(45)	$(25)
Financing activities from continuing operations	$(1,344)	$(212)
Effect of exchange rate changes	$(46)	$(2)
Net (decrease) increase in cash and cash equivalents (1)	$(1,177)	$202

(1)Net (decrease) increase in cash and cash equivalents is presented on a continuing basis which differs from the Consolidated Statements of Cash Flows which is presented on a consolidated basis including discontinued operations.
Cash Provided by Operating Activities
Net cash provided by operating activities was $258 million during the nine months ended December 27, 2025, as compared to net cash provided by operating activities of $441 million for the nine months ended December 28, 2024. The decrease in net cash provided by operating activities was primarily attributable to the timing of payments for both accounts receivable and accounts payable, as well as the timing of tax payments made in the current year.
Cash Used in Investing Activities
Net cash used in investing activities was $45 million during the nine months ended December 27, 2025, as compared to net cash used in investing activities of $25 million during the nine months ended December 28, 2024. During the nine months ended December 27, 2025, net cash used in investing activities was attributable to $45 million of capital expenditures. Comparatively, during the nine months ended December 28, 2024, net cash used in investing activities was primarily attributable to $58 million of capital expenditures and the $9 million acquisition of an Italian shoe manufacturer, partially offset by the $42 million of cash received for the settlement of net investment hedges.

Cash Used in Financing Activities
Net cash used in financing activities was $1.344 billion during the nine months ended December 27, 2025, as compared to net cash used in financing activities of $212 million during the nine months ended December 28, 2024. The increase in cash used in financing activities of $1.132 billion was primarily attributable to higher net debt repayments of $1.136 billion from the cash proceeds received from the closing of the sale of the Versace business.
Debt Facilities
The following table presents a summary of our borrowing capacity and amounts outstanding as of December 27, 2025 and March 29, 2025 (in millions):

	As of
	December 27, 2025	March 29, 2025
Revolving Credit Facility (1)
Total availability	$1,500	$1,500
Borrowings outstanding (2)	221	755
Letter of credit outstanding	1	1
Remaining availability	$1,278	$744

2025 Term Loans
Borrowings outstanding, net of debt issuance costs (2)	$—	$706

Other Borrowings (3)	$13	$29

Hong Kong Uncommitted Credit Facility:
Total availability (45 million Hong Kong Dollars) (4)	$6	$6
Borrowings outstanding	—	—
Remaining availability (45 million Hong Kong Dollars)	$6	$6

China Uncommitted Credit Facility:
Total availability (75 million Chinese Yuan) (4)	$11	$10
Borrowings outstanding	—	—
Total and remaining availability (75 million Chinese Yuan)	$11	$10

Japan Credit Facility:
Total availability (1.0 billion Japanese Yen)	$6	$7
Borrowings outstanding	—	—
Remaining availability (1.0 billion Japanese Yen)	$6	$7

Total borrowings outstanding (1)	$234	$1,490
Total remaining availability	$1,301	$767

(1)The financial covenant in our 2025 Credit Facilities requires us to comply with a quarterly maximum net leverage ratio of 4.0 to 1.0. The Revolving Credit Facility excludes up to a $750 million accordion feature as of December 27, 2025 and March 29, 2025, respectively. As of December 27, 2025 and March 29, 2025, we were in compliance with all covenants related to our agreements then in effect governing our debt. See Note 11 - "Debt Obligations" to the accompanying consolidated financial statements for additional information.
(2)As of December 27, 2025 and March 29, 2025, all amounts are recorded as long-term debt on our consolidated balance sheets.
(3)The balance as of December 27, 2025 primarily consists of $10 million related to our supplier financing program recorded within short-term debt in our consolidated balance sheets and $3 million of other loans recorded as long-term debt on our consolidated balance sheets. The balance as of March 29, 2025 consists of $24 million related to our supplier finance program recorded within short-term debt on our consolidated balance sheets and $5 million of other loans recorded as long-term debt in our consolidated balance sheets.
(4)The balance as of December 27, 2025 and March 29, 2025 represents the total availability of the credit facility, which excludes bank guarantees.
We believe that our 2025 Credit Facilities are adequately diversified with no undue concentration in any one financial institution. As of December 27, 2025, there were 17 financial institutions participating in the facilities, with none maintaining a maximum commitment percentage in excess of 10%. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the 2025 Credit Facilities.
See Note 11 - "Debt Obligations" in the accompanying financial statements and Note 12 - "Debt Obligations" in our Fiscal 2025 Annual Report on Form 10-K for detailed information relating to our credit facilities and debt obligations.
Share Repurchase Program
The following table presents our treasury share repurchases during the nine months ended December 27, 2025 and December 28, 2024 (dollars in millions):

	Nine Months Ended
	December 27, 2025	December 28, 2024
Fair value of shares withheld to cover tax obligations for vested restricted share awards	$2	$4
Cost of shares repurchased under share repurchase program	—	—
Total cost of treasury shares repurchased	$2	$4

Shares withheld to cover tax withholding obligations	113,406	117,710
Shares repurchased under share repurchase program	—	—
	113,406	117,710
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
On November 4, 2025, we announced the Board of Directors approved a three-year share repurchase program of up to $1.0 billion of our outstanding ordinary shares, which we expect to begin implementing in Fiscal 2027. Share repurchases may be made in open market or privately negotiated transactions and/or pursuant to Rule 10b5-1 trading plans, subject to market conditions, applicable legal requirements, trading restrictions under our insider trading policy and other relevant factors. The program may be suspended or discontinued at any time. As of December 27, 2025, we have not made any purchases as part of this program.
See Note 15 - "Shareholders' Equity" to the accompanying consolidated financial statements for additional information.

Contractual Obligations and Commercial Commitments
Please refer to the “Contractual Obligations and Commercial Commitments” disclosure within the “Liquidity and Capital Resources” section of our Fiscal 2025 Form 10-K for a detailed disclosure of our other contractual obligations and commitments as of March 29, 2025.
Off-Balance Sheet Arrangements
We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. Our off-balance sheet commitments relating to our outstanding letters of credit were $23 million at December 27, 2025, including $22 million in letters of credit issued outside of the 2025 Credit Facilities. In addition, as of December 27, 2025, bank guarantees of approximately $31 million were supported by our various credit facilities. We do not have any other off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.
Recent Accounting Pronouncements
See Note 3 - "Summary of Significant Accounting Policies" to the accompanying interim consolidated financial statements for recently issued accounting standards, which may have an impact on our financial statements and/or disclosures upon adoption.

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
We perform a sensitivity analysis on our designated forward currency contracts to determine the effects of fluctuations in foreign currency exchange rates. For this sensitivity analysis, we assume a hypothetical change in the United States dollar against the applicable foreign exchange rates. As of December 27, 2025, a 10% appreciation or devaluation of the United States dollar compared to the level of foreign currency exchange rates for currencies under contract as of December 27, 2025, would result in a net increase or decrease, respectively, of approximately $9 million in the fair value of these contracts.
Net Investment Hedges
We also use cross currency swap agreements to hedge our net investments in foreign operations against future volatility in the exchange rates between different currencies. We are exposed to risks related to foreign currency exchange rate movements on our net investments in foreign operations due to the volatility in the exchange rates between different functional currencies. As of December 27, 2025, we have multiple fixed to fixed cross-currency swap agreements with aggregate notional amounts of $3.5 billion to hedge our net investment in CHF denominated subsidiaries against future volatility in the exchange rates between the United States dollar and CHF. Under the terms of these contracts, we will exchange monthly and semi-annual fixed rate payments on United States notional amounts for fixed rate payments of 0% in CHF. Based on the net investment hedges outstanding as of December 27, 2025, a 10% appreciation or devaluation of the United States dollar compared to the level of foreign currency exchange rates for currencies under contract as of December 27, 2025, would result in a net increase or decrease, respectively, of approximately $390 million in the fair value of these contracts. These contracts have maturity dates between March 2027 and May 2045.
As of December 27, 2025, we have multiple fixed to fixed cross-currency swap agreements with aggregate notional amounts of $2.364 billion to hedge our net investment in Euro denominated subsidiaries against future volatility in the exchange rates between the United States dollar and Euro. Under the terms of these contracts, we will exchange monthly fixed rate payments on United States dollar notional amounts for fixed rate payments of 0% in Euros. Based on the net investment hedges outstanding as of December 27, 2025, a 10% appreciation or devaluation of the United States dollar compared to the level of foreign currency exchange rates for currencies under contract as of December 27, 2025, would result in a net increase or decrease, respectively, of approximately $252 million in the fair value of these contracts. These contracts have maturity dates between January 2027 and July 2031.
Interest Rate Risk
We are exposed to interest rate risk related to borrowings outstanding under our 2022 Credit Facility. Our 2022 Credit Facility carries interest rates that are tied to the prime rate and other institutional lending rates (depending on the particular origination of borrowing), as further described in Note 11 - "Debt Obligations" to the accompanying consolidated financial statements. Our Hong Kong Credit Facility carries interest at a rate that is tied to the Hong Kong Interbank Offered Rate. Our China Credit Facility carries interest at a rate that is tied to the People’s Bank of China’s Benchmark lending rate. Our Japan Credit Facility carries interest at a rate posted by the Mitsubishi UFJ Financial Group. Therefore, our consolidated statements of operations and comprehensive income (loss) and cash flows are exposed to changes in those interest rates. At December 27, 2025, we had $221 million borrowings outstanding under our 2022 Credit Facility and no borrowings outstanding under all other Credit Facilities, as further described in Note 11 - "Debt Obligations" to the accompanying consolidated financial statements.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”), our principal executive officer and principal financial officer, respectively, of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 27, 2025. This evaluation was performed based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), the 2013 Framework. Based on the evaluation, the CEO and CFO concluded that disclosure controls and procedures as of December 27, 2025 are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended December 27, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
The following table provides information of our ordinary shares repurchased or withheld during the three months ended December 27, 2025:

	Total Number of Shares (1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Dollar Value of Shares That May Be Purchased Under the Programs (in millions)
September 28 - October 25	—		—	$—
October 26 - November 22	—		—	$—
November 23 - December 27	15,325		25.25	$—
	15,325		25.25
(1)Shares relate to our “withhold to cover” repurchase program, which allows us to withhold ordinary shares from certain employees and directors to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards.
On November 4, 2025, we announced the Board of Directors approved a three-year share repurchase program of up to $1.0 billion of its outstanding ordinary shares, which we expect to begin implementing in Fiscal 2027. Share repurchases may be made in open market or privately negotiated transactions and/or pursuant to Rule 10b5-1 trading plans, subject to market conditions, applicable legal requirements, trading restrictions under our insider trading policy and other relevant factors. The program may be suspended or discontinued at any time. As of December 27, 2025, we have not made any purchases as part of this program.

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
The Global Optimization Plan has concluded as of September 27, 2025. Net restructuring expense recorded in connection with the Global Optimization Plan was $12 million during the three months ended December 27, 2025 primarily related to the final lease termination costs in connection with this program.
This disclosure is intended to satisfy the requirements of Item 2.05 of Form 8-K.
Rule 10b5-1 Trading Arrangements
During the quarterly period ended December 27, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS
a. Exhibits
Please refer to the accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 3, 2026.

CAPRI HOLDINGS LIMITED

By:	/s/ John D. Idol
Name:	John D. Idol
Title:	Chairman & Chief Executive Officer

By:	/s/ Rajal Mehta
Name:	Rajal Mehta
Title:	Interim Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Letter Agreement, dated December 2, 2025, between Capri Holdings Limited and Krista A. McDonough.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended December 27, 2025 formatted in Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)