Form 10-K
period 2026-03-28
Capri Holdings Ltd
filed 2026-05-27
CIK 1530721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 28, 2026
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
The aggregate market value of the registrant’s voting and non-voting ordinary shares held by non-affiliates of the registrant was $2,308,538,495 as of September 26, 2025, the last business day of the registrant’s most recently completed second fiscal quarter based on the closing price of the ordinary shares on the New York Stock Exchange.
As of May 22, 2026, Capri Holdings Limited had 115,184,436 ordinary shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive Proxy Statement, which will be filed in June 2026, for the 2026 Annual Meeting of the Shareholders.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS
This report contains statements which are, or may be deemed to be, “forward-looking statements.” Forward-looking statements are prospective in nature and are not based on historical facts, but rather on current expectations and projections of management of Capri Holdings Limited (“Capri” or the “Company”) about future events and are therefore subject to risks and uncertainties which could cause actual results to differ materially from the future results expressed or implied by the forward-looking statements. All statements other than statements of historical facts included herein, may be forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “plans”, “believes”, “expects”, “intends”, “will”, “should”, “could”, “would”, “may”, “anticipates”, “might” or similar words or phrases, are forward-looking statements. These forward-looking statements are not guarantees of future financial performance. Such forward-looking statements involve known and unknown risks and uncertainties that could significantly affect expected results and are based on certain key assumptions, which could cause actual results to differ materially from those projected or implied in any forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, macroeconomic pressures and general uncertainty regarding the overall future economic environment, the imposition or threat of imposition of new or additional duties, tariffs or trade restrictions on the importation of our products; risks related to the recovery of estimated tariff refund receivables, including delays in government processing, administrative offsets, appeals of court orders directing refunds, or changes in law or policy affecting the refund process; changes in fashion, consumer traffic and retail trends; fluctuations in demand for our products; loss of market share and increased competition; risks associated with operating in international markets and global sourcing activities, including foreign currency fluctuations, our ability to mitigate the effects of adverse foreign currency fluctuations through derivative and hedging programs, disruptions or delays in manufacturing or shipments; departure of key employees or failure to attract and retain highly qualified personnel; levels of cash flow and future availability of credit; Capri's ability to successfully execute its growth strategies or cost reduction measures; the risk of cybersecurity threats and privacy or data security breaches; reductions in our wholesale channel; high consumer debt levels, recession and inflationary pressures and general economic, political, business or market conditions; the impact of epidemics, pandemics, disasters or catastrophes; extreme weather conditions and natural disasters; acts of war and other geopolitical conflicts; risks related to the pending federal securities law class action, as well as those risks that are set forth in Part I, Item 1A. “Risk Factors” and elsewhere in this report. Any forward-looking statement in this report speaks only as of the date made and Capri disclaims any obligation to update or revise any forward-looking or other statements contained herein other than in accordance with legal and regulatory obligations.

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
Risks Related to Macroeconomic Conditions
•the accessories, footwear and apparel industries are heavily influenced by general macroeconomic cycles that affect consumer spending and a prolonged period of depressed consumer spending could materially adversely affect demand for our products, pricing dynamics and our ability to manage inventory levels and margins.
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
•our business is subject to risks associated with importing products, and the imposition or threat of imposition of new or additional duties, tariffs or trade restrictions or supply chain diligence requirements could have a material adverse effect on our business, results of operations and financial condition;
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
•we primarily use foreign manufacturing contractors and independent third-party agents to source our finished goods; and
•our business is exposed to foreign currency exchange rate fluctuations and our use of foreign currency hedging instruments may not fully mitigate our exposure to exchange rate fluctuations and could materially adversely affect our financial condition and results of operations.

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
•we are subject to various proceedings, lawsuits, disputes and claims in the ordinary course of business which could have an adverse impact on our business, financial condition and results of operations; and
•we are subject to securities class action litigation which could result in significant costs and liability.
Risks Related to Our Debt
•although we have reduced our level of indebtedness, our access to and cost of borrowing, as well as our ability to service or refinance debt, could still be adversely affected by market conditions and other factors;
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

PART I
Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Capri”, “we”, “us”, “our”, “the Company”, “our Company” and “our business” refer to Capri Holdings Limited and its consolidated subsidiaries. References to our stores, retail stores and retail segment include all of our full-price retail stores (including concessions), our e-commerce websites and outlet stores. The Company utilizes a 52- to 53-week fiscal year and the term “Fiscal Year” or “Fiscal” refers to that 52-week or 53-week period. The fiscal years ending on March 28, 2026, March 29, 2025 and March 30, 2024 (“Fiscal 2026”, “Fiscal 2025” and “Fiscal 2024”, respectively) contain 52 weeks. The Company’s Fiscal 2027 is a 53-week period ending April 3, 2027. Some differences in the numbers in the tables and text throughout this annual report may exist due to rounding.

Item 1.     Business
Our Company
Capri Holdings Limited (“Capri”) is a global fashion luxury group consisting of iconic brands Michael Kors and Jimmy Choo. Our commitment to glamorous style and craftsmanship is at the heart of each of our luxury brands. We have built our reputation on designing exceptional, innovative products that cover the full spectrum of fashion luxury categories. Our strength lies in the unique DNA and heritage of each of our brands, the diversity and passion of our people and our dedication to the clients and communities we serve.
Our Brands
Michael Kors
Our Michael Kors brand was launched in 1981 by Michael Kors, a world-renowned designer, whose vision has taken the Company from its beginnings as an American luxury sportswear house to a global accessories, footwear and apparel company with a global distribution network that has presence in over 100 countries through Company-operated retail stores and e-commerce sites, leading department stores, specialty stores and select licensing partners. Michael Kors is a highly recognized fashion luxury brand in the Americas and Europe with strong brand awareness in other international markets. Michael Kors features distinctive designs, materials and craftsmanship with a Jet Set aesthetic that combines stylish elegance and a sporty attitude. Michael Kors offers three primary collections: the Michael Kors Collection line, the MICHAEL Michael Kors line and the Michael Kors Mens line. Michael Kors Collection establishes the aesthetic authority of the entire brand and is carried by select retail stores, our e-commerce sites, as well as in the finest luxury department stores in the world. MICHAEL Michael Kors has a strong focus on accessories, in addition to offering footwear and apparel. We have also been developing our men’s business in recognition of the significant opportunity afforded by the Michael Kors brand’s established fashion authority and the expanding men’s market. Taken together, our Michael Kors collections target a broad customer base while retaining our premium luxury image.
Jimmy Choo
Our Jimmy Choo brand offers a distinctive, glamorous and fashion-forward product range that since its inception in 1996 has been anchored by women’s luxury footwear, complemented by accessories, including handbags, small leather goods, jewelry, scarves and belts, as well as men’s luxury footwear and accessories. In addition, certain categories, including fragrance and eyewear, are produced under licensing agreements. Jimmy Choo products are unique, instinctively seductive and chic. The brand offers classic and timeless luxury products, alongside innovative collections that are intended to set and lead fashion trends. Jimmy Choo is represented through its global store network, its e-commerce sites, as well as through the most prestigious department and specialty stores worldwide.

Our Segments
We operate in two reportable segments as follows:
•Michael Kors — accounted for approximately 83% of our total revenue in Fiscal 2026 and includes worldwide sales of Michael Kors products through 673 retail stores (including concessions) and e-commerce sites, through wholesale doors, as well as through product and geographic licensing arrangements.
•Jimmy Choo — accounted for approximately 17% of our total revenue in Fiscal 2026 and includes worldwide sales of Jimmy Choo products through 211 retail stores (including concessions) and e-commerce sites, through wholesale doors, as well as through product and geographic licensing arrangements.
In addition to these reportable segments, we have certain corporate costs that are not directly attributable to our brands and, therefore, are not allocated to our segments. Such costs primarily include certain administrative, corporate occupancy, shared service and information technology systems expenses, including enterprise resource planning (“ERP”) system implementation costs and Capri transformation program costs. In addition, certain other costs are not allocated to segments, including Tapestry related transaction income (expense), impairment charges and restructuring and other expense. The segment structure is consistent with how the Company’s chief operating decision maker (“CODM”) plans and allocates resources, manages the business and assesses performance. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. For additional financial information regarding our segments and corporate unallocated expenses, refer to Note 21 - “Segment Information” to the accompanying consolidated financial statements.
Industry
We operate in the global personal luxury goods industry. Since 1996, the global personal luxury goods industry has increased at a mid-single-digit compound annual growth rate. Following several years of strong expansion, the industry has entered a period of recalibration amid persistent macroeconomic pressures, inflation-driven declines in purchasing power, and softer consumer confidence. In 2025, the personal luxury goods market is estimated to have declined modestly to approximately €358 billion. This represented the second consecutive year of market contraction and marked the first sustained decline in the global personal luxury goods customer base. Bain* estimates that approximately 80 million consumers exited the category over the last three years as discretionary demand softened. Over the long term, Bain forecasts the personal luxury goods market will grow at a 4% to 6% compound annual growth rate, reaching approximately €525 to €640 billion by 2035, driven by an expanding addressable consumer base, global wealth creation and increased participation from younger consumers.
As the personal luxury goods market continues to evolve, Capri is committed to strengthening brand desirability through compelling storytelling that deepens emotional connections and resonates with both new and existing consumers, creating exciting luxury fashion that reflects each brand’s heritage while clearly leading with design and innovation, delivering elevated and differentiated customer experiences both online and in stores as well as leveraging data analytics across the consumer journey to gain deeper insights and drive more personalized interactions.
*Bain – Altagamma Luxury Goods Worldwide Market Study, Fall 2025 (November 18, 2025). These studies were prepared by Bain & Company and Altagamma and can be obtained free of charge or at a nominal cost by contacting Bain & Company’s media contacts. While we believe that each of these studies and publications are reliable, we have not independently verified market and industry data from third-party sources.
Geographic Information
We generate revenue globally through our two reportable segments, as described above. We sell our Michael Kors and Jimmy Choo products through retail and wholesale channels in three principal geographic markets: the Americas (United States, Canada and Latin America), EMEA (Europe, Middle East and Africa) and Asia (Asia and Oceania). We also have wholesale arrangements pursuant to which we sell products to geographic licensees. In addition, we have licensing agreements through which we license to third-parties the use of our Michael Kors and Jimmy Choo brand names and trademarks, certain production rights and sales and/or distribution rights with respect to our brands.

The following table details our revenue by segment and geographic location (in millions):

	Fiscal Years Ended
	March 28, 2026	March 29, 2025	March 30, 2024
Michael Kors - the Americas	$1,854	$2,051	$2,298
Michael Kors - EMEA	712	665	791
Michael Kors - Asia	308	300	433
Total Michael Kors revenue	2,874	3,016	3,522
Jimmy Choo - the Americas	175	168	176
Jimmy Choo - EMEA	291	287	266
Jimmy Choo - Asia	134	150	176
Total Jimmy Choo revenue	600	605	618

Total - the Americas	2,029	2,219	2,474
Total - EMEA	1,003	952	1,057
Total - Asia	442	450	609
Total revenue	$3,474	$3,621	$4,140

Competitive Strengths
We believe that the following strengths differentiate us from our competitors:
Two Powerful Fashion Luxury Brands that Resonate with Consumers. Michael Kors is an iconic American luxury brand known for its easy glamour, timelessness and a Jet Set lifestyle with a 45-year heritage. Jimmy Choo is a British luxury footwear and accessories brand with an effortlessly alluring sense of glamour and a playfully daring spirit with a 30-year history. Each of our fashion luxury houses is well established with strong consumer affinity evidenced by our consumer insights and data analytics, as well as the sustained growth of their respective databases.
Global Fashion Luxury Group Led by a World-Class Management Team and Renowned Designers. We are a global fashion luxury group, consisting of two iconic brands defined by fashion luxury products with a reputation for world-class design and innovation. The design leadership of our Chief Creative Officers is a unique advantage that we possess. Our design teams are supported by our senior management team with extensive experience across a broad range of disciplines in the retail industry, including design, sales, marketing, public relations, merchandising, real estate, supply chain and finance. With an average of 27 years of experience in the retail industry, including at a number of public companies, and an average of 20 years of experience with our brands, our senior management team has strong creative and operational experience and a successful track record.
The Michael Kors brand was launched in 1981 by Michael Kors, a world-renowned designer, who is responsible for conceptualizing and directing the design of our Michael Kors brand products. We believe that the Michael Kors brand name has become synonymous with luxurious fashion that is timeless and elegant, expressed through the brand’s sophisticated accessories and apparel collections. Each of our Michael Kors brand collections exemplifies a Jet Set lifestyle and features high quality designs, materials and craftsmanship. Michael Kors has received a number of awards, which recognize the contribution he and his team have made to the fashion industry and our Company. Some of the most widely recognized global trendsetters and celebrities wear our Michael Kors brand collections.
Jimmy Choo’s design team is led by Sandra Choi, who has been the Creative Director for the Jimmy Choo brand since its inception in 1996. Jimmy Choo products are effortlessly alluring. The Jimmy Choo brand offers classic and timeless luxury products, alongside innovative collections that are intended to set and lead fashion trends. Jimmy Choo’s products have a strong red carpet presence and are often worn by global celebrities.

Expertise in the Accessories Category. We have strong group expertise in accessories. The strength of our Michael Kors Collection and our MICHAEL Michael Kors lines have allowed us to expand our brand awareness and position Michael Kors as one of the leading global luxury brands in the accessories product categories. Capitalizing on the success of our accessories product category, we continue to further develop the accessories business for Jimmy Choo, bringing our accessories expertise, including our product category knowledge, our merchandising best practices and our substantial group buying power to the brand. We believe that Jimmy Choo’s women’s accessories revenues have the ability to grow and our goal is to increase this category from approximately 20% of revenues in Fiscal 2026 to at least 30% over time.
Exceptional Retail Store Footprint. We operated 673 Michael Kors stores as of March 28, 2026 with four primary retail formats: collection stores, lifestyle stores, outlet stores and e-commerce sites. Michael Kors Collection stores are located in some of the world’s most prestigious shopping areas and average approximately 3,200 gross square feet in size. The Michael Kors lifestyle stores are located in some of the world’s most frequented metropolitan shopping locations and leading regional shopping centers, and average approximately 2,600 gross square feet in size. We also extend our reach to additional consumer groups through our outlet stores, which average approximately 4,300 gross square feet in size. In addition, we also operate Michael Kors e-commerce sites in North America, China, Japan, South Korea, certain parts of Europe, the Middle East, Africa, Asia Pacific and Oceania.
We operated 211 Jimmy Choo retail stores as of March 28, 2026, in some of the most premier locations worldwide. Jimmy Choo retail stores, comprised of full-price stores and outlets, average approximately 1,500 gross square feet. In addition, we operate Jimmy Choo e-commerce sites in the United States, certain parts of Europe, Japan, China, Australia and South Korea.
World-class Omni and CRM Capabilities. We have omni-channel capabilities from best-in-class digital platforms to state-of-the-art distribution facilities globally, which we leverage across businesses. We will continue to implement omni-channel capabilities throughout our businesses and have begun leveraging our distribution centers globally to serve multiple brands.
Strong Relationships with Premier Department Stores. We partner with leading wholesale customers, such as Bloomingdale’s, Dillard’s, Macy’s, Nordstrom and Saks Fifth Avenue in North America, as well as Galeries Lafayette, Harrods, Harvey Nichols, Printemps and Selfridges in Europe. Wholesale plays an important role in our omni‑channel strategy by providing access to additional consumer touchpoints and distribution platforms. By leveraging the scale, customer traffic and established relationships of our wholesale partners, we are able to reach consumers that we may not otherwise reach solely through our directly operated retail and digital channels. Our “shop-in-shops” have specially trained staff, as well as customized fixtures, wall casings, decorative items, flooring and provide department store consumers with a more personalized shopping experience than traditional retail department store configurations. We have engaged with our wholesale customers on various initiatives and have continued to enter into supply chain partnerships designed to increase the speed at which our luxury fashion products reach the ultimate consumer.
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
Maximize the Full Potential of our Two Distinct Fashion Luxury Houses. With a portfolio of luxury houses that carry unique heritages, distinctive identities and loyal customer bases, Capri Holdings is well-positioned to grow revenue and earnings over time. While our strategies are tailored uniquely for each brand, across both of our luxury houses, we are focused on building brand desirability through (1) engaging and inspiring new and existing consumers, (2) designing exciting fashion luxury product and (3) delivering exceptional consumer experiences through every touchpoint and channel.
Leverage group expertise and capabilities. We will continue to leverage our group expertise in accessories and footwear to fuel growth across our portfolio of brands. We are implementing the best practices from our Michael Kors core accessories business to our Jimmy Choo brand, as well as implementing the best practices from our Jimmy Choo core women’s footwear business to our Michael Kors brand. We will also continue to prioritize the development of our e-commerce platforms and omni-channel capabilities for our brands, leveraging our broad expertise and capabilities in this area. We see a number of opportunities to create long-term operational synergies as we combine our global competencies and footprint. These synergies will be primarily focused on opportunities in our supply chain, information systems, back office support and manufacturing.

Execute our strategies to return Michael Kors to growth. Our strategies are rooted in our brand promise of delivering standout style for life on the go that gives our consumers the confidence to travel the world in style. We plan to grow Michael Kors revenue to $4 billion over time. To achieve this goal, we plan to engage and excite new and existing customers through a modern interpretation of the Jet Set lifestyle. Our product strategy is centered around creating exciting product with compelling value to drive greater full price sell-throughs and higher average unit retail. This includes embracing and reinforcing our iconic brand codes in a modern and refined way, a focus on owning hero styles, maintaining a balanced product mix of fashion and core, as well as a balanced pricing architecture. We will lead with accessories while also emphasizing lifestyle categories including footwear, apparel, men’s and licensing. Additionally, we are committed to delivering exceptional consumer experiences through all touch points and channels including our retail stores, e-commerce and wholesale. Finally, we are focused on increasing Michael Kors retail store sales densities, not only through our product and marketing initiatives, but also through our fleet optimization and store renovation programs.
Continue to execute on our strategies to grow Jimmy Choo. Our strategies are anchored in our brand promise to unlock a feeling of self-confidence, an innate sense of glamour; be trusted by our community in the moments that matter the most; be leaders in our craft and deliver it with cultural impact and relevance. We plan to grow Jimmy Choo revenue to $800 million over time. To achieve this goal, we plan to reinforce the brand’s glamorous DNA through communications, product and client experience. We plan to engage both new and existing clients through our effortlessly alluring brand message. Our product strategy is centered around reinforcing Jimmy Choo’s brand codes including the JC, crystal and pearl. We plan to expand women’s accessories to at least 30% of the brand’s revenue over time while further growing footwear through the continued expansion of our fashion active and casual offerings. Additionally, we are committed to delivering exceptional consumer experiences through all touch points and channels including our retail stores, e-commerce and wholesale. Finally, we are focused on increasing Jimmy Choo retail store sales densities through our product and marketing initiatives.
Collections and Products
Our total revenue by major product category is as follows (in millions):

	Fiscal Years Ended
	March 28, 2026	% of Total	March 29, 2025	% of Total	March 30, 2024	% of Total
Accessories	$1,936	55.8%	$2,007	55.4%	$2,365	57.1%
Footwear	853	24.6%	888	24.5%	982	23.7%
Apparel	446	12.8%	484	13.4%	540	13.0%
Other (1)	239	6.8%	242	6.7%	253	6.2%
Total revenue	$3,474		$3,621		$4,140

(1)Includes licensed product such as watches, jewelry, eyewear, fragrances and licensing revenue.
Michael Kors
Michael Kors has three primary collections that offer accessories, footwear and apparel: Michael Kors Collection, MICHAEL Michael Kors and Michael Kors Mens. The three primary collections and licensed products are offered through our own Michael Kors retail stores and e-commerce businesses, in department stores around the world and by our exclusive licensees to wholesale customers, in addition to select retailers. Michael Kors Collection is a sophisticated designer collection for women based on a philosophy of essential luxury and pragmatic glamour and includes accessories, primarily handbags and small leather goods, footwear and apparel. MICHAEL Michael Kors offers women’s accessories, primarily handbags and small leather goods, as well as footwear and apparel. MICHAEL Michael Kors offers accessories designed to meet the fashion and functional requirements of our broad and diverse consumer base.
Certain product categories, including watches, jewelry, eyewear and fragrance, are produced under product licensing agreements. Fossil is our exclusive licensee for Michael Kors watches and jewelry. Luxottica is our exclusive licensee for Michael Kors distinctive eyewear. EuroItalia is our exclusive licensee for Michael Kors fragrance.

Jimmy Choo
Jimmy Choo is a leading global luxury accessories brand offering a distinctive, glamorous and fashion-forward product range, whose core product offering is women’s luxury footwear, complemented by accessories, including handbags, small leather goods, jewelry, scarves and belts, as well as a men’s luxury footwear and accessory business.
Certain product categories, including Jimmy Choo fragrance and eyewear, are produced under product licensing agreements. Interparfums SA is the exclusive licensee for Jimmy Choo fragrances and beauty and EssilorLuxottica SA is the exclusive licensee for Jimmy Choo eyewear.
Advertising and Marketing
Our advertising and marketing programs are designed to build brand awareness for each of our luxury houses as well as highlight our product offerings. We use a 360-degree marketing strategy for each of our brands to deliver a consistent message across each brand’s advertising communications, social media, celebrity dressing, special events and direct marketing activities at a national, regional and local level. We support these efforts through robust consumer and market research capabilities, which help inform our understanding of consumer preferences, purchasing behaviors and guide the development and execution of our marketing strategies. Our campaigns are increasingly being executed through digital and social media platforms to drive further engagement with younger consumers. As part of our direct marketing strategy, we leverage consumer data and analytics to deliver more targeted and personalized communications across direct channels, including email and mobile messaging, designed to deepen engagement, increase brand loyalty and drive conversion.
Our brands introduce their new collections with fashion shows and other fashion events. These fashion events, in addition to celebrity red carpet dressing moments, generate extensive domestic and international media and social media coverage. The Michael Kors semi-annual runway shows and Jimmy Choo celebrity placements generate extensive media coverage. Jimmy Choo is also the leading brand in editorial coverage for women’s luxury footwear globally.
We believe our renowned brand founders, as well as our high-profile brand ambassadors and well-known social media influencers across our marketing programs help expand brand awareness and drive cultural relevance.
In Fiscal 2026, we recognized approximately $285 million in advertising and marketing expenses globally. We engage in a wide range of integrated marketing programs across various marketing channels, including but not limited to email marketing, print advertising, outdoor advertising, digital marketing, social media, public relations outreach, visual merchandising and partnership marketing, in an effort to engage our existing and potential customer base and ultimately stimulate sales in a consumer-preferred shopping venue.
Our e-commerce businesses provide us with an opportunity to increase the size of our customer database and to communicate with our consumers to increase online and physical store sales, as well as to continue to build global brand awareness for our brands. We are continuously improving the functionalities and features on our e-commerce sites to create innovative ways to keep our brands at the forefront of consumers’ minds by offering a broad selection of products, including accessories, apparel and footwear. Refer to Item 1A. - “Risk Factors” - “If we are unable to effectively execute our e-commerce business and provide a reliable digital experience for our customers, our reputation and operating results may be harmed.”
Manufacturing and Sourcing
We generally contract for the purchase of finished goods principally with independent third-party manufacturing contractors, whereby the manufacturing contractor is generally responsible for the entire manufacturing process, including the purchase of piece goods and trim for our Michael Kors and Jimmy Choo brands.
Michael Kors contracts for the purchase of finished goods principally with independent third-party manufacturing contractors that are generally responsible for the entire manufacturing process, including the purchase of piece goods and trim. Product manufacturing for the Michael Kors brand is allocated among third-party manufacturing contractors based on their capabilities, the availability of production capacity, pricing and delivery. For certain product categories, Michael Kors also has relationships with various agents who source finished goods with numerous manufacturing contractors on its behalf. This multi-supplier strategy provides specialized skills, scalability, flexibility and speed to market, as well as diversifies risk. In Fiscal 2026, one third-party buying agent sourced approximately 14% of Michael Kors finished goods purchases, based on dollar volume. Michael Kors’ largest manufacturing contractor, who produces its products in Asia and who Michael Kors has worked with for over 20 years, accounted for the production of approximately 14% of its finished products, based on dollar volume in Fiscal 2026. Nearly all of our Michael Kors products were produced in Asia in Fiscal 2026.

Jimmy Choo products are manufactured by our owned Italian ateliers and footwear manufacturers as well as by independent third-party manufacturing contractors. Most of Jimmy Choo’s products are produced by specialists in Italy, supported by other factories across Europe, with a small portion produced in Asia. Jimmy Choo has a product development facility in Florence. In addition to purchasing finished goods, Jimmy Choo also purchases raw materials for both product development and manufacturing purposes.
The manufacturing contractors for our brands operate under the close supervision of our global production team and buying agents located in North America, Europe and Asia. All products are produced according to our specifications. Production staff monitors manufacturing at supplier facilities in order to correct problems prior to shipment of the final product. Quality assurance is focused on as early as possible in the production process, allowing merchandise to be received at the distribution facilities and shipped to customers with minimal interruption. Refer to “Import Restrictions and Other Governmental Regulations” and Item 1A. - “Risk Factors” - “We primarily use foreign manufacturing contractors and independent third-party agents to source our finished goods.”
We own two luxury footwear manufacturing facilities in Italy to support our brands, pursuing manufacturing synergies across brands and securing capacity and improving our expertise in development and delivery. While the fashion design process will remain independently managed by our brands, we believe that in-sourcing luxury manufacturing capacity will create synergies and support expansion for our global fashion luxury group.
Distribution
Michael Kors’ primary distribution facility in the United States is a leased facility in Whittier, California, which is directly operated and services our Michael Kors retail stores, e-commerce site and wholesale operations in the United States. We also engage in omni-channel order fulfillment by filling online orders through our Michael Kors retail stores and through our click-and-collect service offerings. Our primary Michael Kors distribution facility in Europe is our Company-owned and operated distribution facility in the Netherlands, which supports our European operations for our Michael Kors brand, including our European e-commerce sites. We also have a regional Michael Kors distribution center in Canada, which is leased, as well as various regional Michael Kors distribution centers including those in the United States, China and Japan, which are operated by third-parties.
Jimmy Choo’s primary distribution facility is our Company-owned and operated distribution facility in the Netherlands. From there, products are shipped to various regional warehouses including those in the United States, Canada, China and Japan, largely supporting the Jimmy Choo retail and e-commerce businesses. Shipments to wholesale customers globally are made from the Netherlands and the United States, with some further local fulfillment. All of the distribution facilities utilized by Jimmy Choo are operated by third-parties and are shared with other unaffiliated businesses with the exception of our distribution facility in the Netherlands. This flexible method reinforces the speed and efficiency of the supply chain and allows the business to deliver Jimmy Choo product and collections to market rapidly and in line with the industry’s fashion calendar.
Intellectual Property
We own MICHAEL KORS and JIMMY CHOO trademarks, as well as other material trademarks, copyrights, design and patent rights related to the production, marketing and distribution of our products, both in the United States and in other countries in which our products are principally sold. We also have applications pending for a variety of related trademarks, copyrights, designs and patents in various countries throughout the world. As the worldwide usage of our material trademarks, copyrights, designs and patents continue to expand, we continue to strategically apply to register them in key countries where they are used. We expect that our material intellectual property will remain in full force and effect for as long as we continue to use and renew them.
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

Information Systems
We believe that effective information systems and functionality are important to sustaining our competitive position and enabling the continued growth of our operations amidst continued changes in consumer shopping behaviors. Each of our two brands leverage information systems as critical components to drive our long-term strategies for growth and to facilitate multiple aspects of our operations across finance and accounting, supply chain, inventory control, point-of-sale transactions, store replenishment and other functions. Our platforms currently incorporate data-driven analytics, ERP systems and cloud-based technologies to provide cutting edge capabilities to organizational decision-makers, vendors, manufacturers and customers. We routinely evaluate the use of our information technologies to ensure that we utilize opportunities to further advance our platforms and operational directives. Our long-term strategy includes initiatives to implement and consolidate certain systems across our brands over time to create operational efficiencies, elevate our daily operations, gather data-driven insights and enhance the e-commerce experience across all platforms. Such initiatives include the use of artificial intelligence and other advanced technologies (AI) and machine learning, which we have started to incorporate into our systems and processes in Fiscal 2026 to support data-driven insights and internal planning processes. Refer to Item 1A. - “Risk Factors” - “A material delay or disruption in our information technology systems or e-commerce websites or our failure or inability to upgrade our information technology systems precisely and efficiently could have a material adverse effect on our business, results of operations and financial condition.”
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
Employee Profile. At the end of Fiscal 2026, we had approximately 11,200 total employees. At the end of Fiscal 2025 and Fiscal 2024 we had approximately 14,200 and 15,100 total employees, respectively, which included employees related to the Versace business. As of March 28, 2026, we had approximately 7,100 full-time employees and approximately 4,100 part-time employees. Approximately 8,100 of our employees were engaged in retail selling and administrative positions and our remaining employees were engaged in other aspects of our business as of March 28, 2026. As of March 28, 2026, we have approximately 1,900 employees covered by collective bargaining agreements in certain European countries. We consider our relations with both our union and non-union employees to be good.
Benefits and Compensation. We maintain comprehensive benefit and compensation packages to attract, retain and recognize our employees. Our health and welfare benefit program is designed to provide a wide range of benefits to meet the health care, financial, work/life and mental well-being needs of eligible employees. Benefits include, among others, medical, dental and vision plans, life insurance, short- and long-term disability coverage, retirement plans (with matching contributions where applicable), paid parental leave for all parents, gender reassignment coverage and fertility support benefits in the United States, and a wellness program focused on employees’ physical, emotional, financial and social wellness, including several digital therapeutic programs to assist with physical therapy, behavioral health therapy, anxiety and worry and sleep. We also offer employees paid time off, including time off to volunteer with eligible charitable organizations. Employees are also entitled to discounts on our merchandise.
Learning and Development. We honor our employees through our dedication to development and believe that enabling opportunity means ensuring our teams have the skills they need to build fulfilling careers with us. We promote employee performance with personalized development plans and by providing individualized feedback at regular intervals throughout the year, and all employees participate in a formal performance review process annually. We continue to refresh our learning and development programming by offering targeted skill-building for employees at all stages of their careers. During Fiscal 2026, we continued to offer quality training touchpoints to employees throughout our global organization, including programs around compliance, ethics and integrity, promoting respect in the workplace, global cybersecurity practices and supply chain transparency. We also have development programs for new people managers and mid-level leaders aimed at enhancing interpersonal skills and leadership capabilities.

Culture and Belonging. We foster an inclusive environment where employees, vendors and customers of different backgrounds are respected, valued and celebrated.
Our commitment is supported by three pillars:
Capri Culture - We are creating an inclusive space where our employees are valued, respected and empowered to contribute in a meaningful way.
Capri Talent - Differences in ideas and experiences allow our Company to thrive. We are attracting, advancing and advocating for a workforce that reflects the world around us.
Capri Partnerships - Our responsibility to champion inclusion is not just to those who work with us, but to our industry, the customers we serve and the communities around us.
We have a number of employee resource groups (“ERGs”) to foster community, drive awareness of identity and intersectionality across our workforce and we utilize global listening sessions, regular communications and keynote speakers to further embed inclusion in our workplace.
We remain committed to recruiting, developing and retaining passionate and skilled talent that reflect the communities we serve. During the fiscal year, we continued to expand out our global training programs for senior and mid-level leaders deepening inclusive leadership capabilities, and delivered enhanced inclusive recruitment workshops to hiring managers and recruiters to promote equitable hiring practices. Our mentorship program, which include a reverse mentorship component, continued globally, enabling learning, expanding perspectives and supporting professional growth.
We also partnered with the Business Disability Forum to strengthen our work to improve disability inclusion across Capri. By leveraging the not-for-profit organization’s expertise and resources, we aim to enhance our reasonable adjustments protocols and disability-inclusive practices.
Through The Capri Holdings Corporate Foundation, we collaborate with educational institutions to create meaningful opportunities in the fashion industry for historically underrepresented communities. We continued to strengthen our partnerships with Fashion Institute of Technology, Pensole Lewis College of Business and Design, Central Saint Martins – University of the Arts London, Parsons School of Design and Heritage Crafts Association, through scholarships, workshops and mentorship programs that provide students with valuable industry exposure, insight and professional development opportunities. These initiatives extend beyond financial support and form part of our broader commitment to removing systemic barriers and increasing opportunities within the fashion industry.
People Communications and Engagement. Enhancing our employee experience has always been an integral part of our strategy, alongside clear, consistent and inspiring communication that fosters a sense of belonging and drives performance.
We focus on:
–Strategic messaging and storytelling
◦Driving consistent communication across all departments, brands and leaders
–Employee Engagement
◦Building connections through surveys, feedback sessions, global initiatives and events such as townhalls
–Recognition and Celebration
◦Spotlighting success to celebrate milestones, achievements and other accomplishments
–Connected Communities
◦Supporting regional and global events that bring people together
–Digital & Tools
◦Creating modern digital spaces to engage and connect
We are honored to have received recognitions of our inclusive culture and community throughout the fiscal year, including: certification in 2025 as a Great Place to Work™ in the U.S. by Michael Kors and being named to the Parity.Org 2025 Best Companies for Equal Advancement Opportunity.

Workplace Safety. Everyone working on behalf of our Company is entitled to work in a safe environment while maintaining their health and well being. Our commitment to health and safety is founded on a number of guiding principles described in our Occupational Health and Safety Policy, which is published on our corporate website, and is bolstered by weekly safety informational newsletters for our distribution centers, monthly retail safety and security newsletters shared across our brands, and a robust health and safety training curriculum. Throughout the fiscal year, we also conducted health and safety audits, risk assessments and compliance mapping exercises and continued to offer vital resources to our teams including medical and security assistance services for traveling employees.
Supply Chain Empowerment. Our community extends beyond our direct employees and our corporate social responsibility program drives us toward greater engagement with and support of supply chain workers in the global fashion industry. We are dedicated to conducting our operations throughout the world on principles of ethical business practice and recognition of the dignity of workers. Through our Code of Conduct for Business Partners and supply chain compliance program, we partner with our suppliers on important human rights, health and safety, environmental and compliance issues. In Fiscal 2026, we continued to support RISE: Reimagining Industry to Support Equality, a collaborative initiative to ensure women working in global supply chains experience greater dignity, equality, choice of opportunities and fulfillment of their rights. We also partnered with Empower Co., an organization working to build the first global voluntary market to measurably scale women’s empowerment.
Competition
We face intense competition in the product lines and markets in which we operate from both existing and new competitors. Our products compete with other branded products within their product category. In varying degrees, depending on the product category involved, we compete on the basis of style, price, customer service, quality, brand prestige and recognition, among others. In our wholesale business, we compete with numerous manufacturers, importers and distributors of products like ours for the limited space available for product display. Moreover, the general availability of manufacturing contractors allows new entrants easy access to the markets in which we compete, which may increase the number of our competitors and adversely affect our competitive position and our business. We believe, however, that we have significant competitive advantages because of the recognition of our brands and the acceptance of our brands by consumers. Refer to Item 1A. - “Risk Factors” - “The markets in which we operate are highly competitive, both within North America and internationally, and increased competition based on a number of factors could cause our profitability and/or gross margins to decline.”
Seasonality
We experience certain effects of seasonality with respect to our business. We generally experience greater sales during our third fiscal quarter, primarily driven by holiday season sales.
Import Restrictions and Other Governmental Regulations
Virtually all of our imported products are subject to duties and/or tariffs which may impact the costs of such products. In 2025 and 2026, the U.S. Government announced tariffs on imports from select countries. The majority of our products sold in the U.S. are imported from countries in which these tariffs were announced, including Vietnam, Cambodia, Indonesia and Bangladesh, where the primary manufacturers of Michael Kors products are located.
On February 20, 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act ("IEEPA") does not provide the U.S. executive branch of government the authority to impose import tariffs, which invalidated the IEEPA tariffs imposed in April of 2025 (the "IEEPA Tariffs"). In response to that decision, the U.S. President issued an executive order imposing tariffs pursuant to Section 122 of the Trade Act of 1974 for 150 days, effective on February 24, 2026. These actions have led to significant volatility and uncertainty in global markets. Where we can, we utilize free trade agreements and other supply chain initiatives in order to maximize efficiencies and cost savings relating to product importation. We use commercially reasonable efforts to mitigate these effects by sourcing our products as efficiently as possible and diversifying the countries where we produce, and we are continuing to explore ways to mitigate our potential exposure to risks associated with new or increased duties, tariffs, or other import controls or restrictions but we may not be able to mitigate the risk fully or at all. Refer to Item 1A. - “Risk Factors” - “Our business is subject to risks associated with importing products, and the imposition or threat of imposition of new or additional duties, tariffs or trade restrictions could have a material adverse effect on our business, results of operations and financial condition.”

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
Impact
Capri Cares about the planet and its people. Driven by this purpose, we are committed to improving the way we work to better the world in which we live. It is this purpose that also drives us forward as an organization and guides our Impact strategies. Our Impact strategy focuses on three areas – Climate, Nature and Community. We view these three pillars as interconnected and believe that the progress we drive within one area may help us address challenges in another. We also believe responsible business practices start from the top. The Board has delegated environmental, social and governance (“ESG”) oversight to the Governance and Nominating Committee (the “Governance Committee”). Our governance model is supported by an executive‑level steering committee and a global ESG team that manages our Impact strategy, executes ESG compliance and risk management activities and leads our ESG regulatory and voluntary disclosures, while closely coordinating with relevant stakeholders across our global organization to ensure effective execution of our Impact strategy. Additional information about our Impact strategy and progress to date is located at www.capriholdings.com/impact/esg-resources. The content on this website and the content in our Impact (or ESG equivalent) reports is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.
Available Information
Our investor website can be accessed at www.capriholdings.com. The content of our website is not incorporated by reference into this Annual Report on Form 10-K. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with or furnished to the SEC pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website under the caption “Financials” and then “SEC Filings” promptly after we electronically file such materials with, or furnish such materials to, the SEC. No information contained on our website is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K. Information relating to corporate governance at our Company, including our Corporate Governance Guidelines, our Code of Business Conduct and Ethics for all directors, officers, and employees, and information concerning our directors, Committees of the Board, including Committee charters, and transactions in Company securities by directors and executive officers, is available at our website under the captions “Governance”. Paper copies of these filings and corporate governance documents are available to shareholders free of charge by written request to Investor Relations, Capri Holdings Limited, 90 Whitfield Street, 2nd Floor, London, United Kingdom, W1T 4EZ. Documents filed with, or furnished to, the SEC are also available on the SEC’s website at www.sec.gov.

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
Risks Related to Macroeconomic Conditions
The accessories, footwear and apparel industries are heavily influenced by general macroeconomic cycles that affect consumer spending and a prolonged period of depressed consumer spending could materially adversely affect demand for our products, pricing dynamics and our ability to manage inventory levels and margins.
Global economic conditions and the related impact on levels of consumer spending worldwide, particularly for luxury goods, have adversely affected our business and may continue to do so. Inflation, higher fuel and energy costs, rising commodity prices for leather, textiles and other raw materials used in our products, tariffs imposed on imported goods, disruptions to global shipping routes, including the Red Sea corridor, resulting from the conflicts in the Middle East, and reduced consumer confidence have increased our cost of goods sold and may reduce demand for our products. Because our products are produced outside of the United States, these conditions affect both our supply chain costs and our ability to maintain gross margins. Prolonged or worsening macroeconomic conditions could disproportionately affect demand for our products, particularly where consumers are price sensitive. In addition, when disposable income is lower we may experience lower store traffic or have to increase our promotional activity.
Other factors that could depress consumer spending and negatively impact our business include extreme weather conditions and natural disasters, pandemics or other public health crisis (including prior events such as COVID-19), high levels of unemployment, fluctuating foreign currency rates and increased taxation. Reduced consumer confidence and adversely impacted consumer spending patterns in any of the regions in which we operate could materially adversely affect demand for our products, pricing dynamics and our ability to manage inventory levels and margins.
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
•establishing and maintaining acceptable relationships with our customers;
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

Competition, along with other factors such as consolidation, changes in consumer spending patterns and a highly promotional retail selling environment, could also result in significant pricing pressure. These factors may cause us to reduce our sales prices to our wholesale and retail consumers, which could cause our gross margins to decline if we are unable to appropriately manage inventory levels and/or otherwise offset price reductions with comparable reductions in our operating costs. If our sales prices decline and we fail to sufficiently reduce our product costs or operating expenses, our profitability may decline, which could have a material adverse effect on our business, results of operations and financial condition.
Risks Related to Our Business

We face risks associated with operating globally.

We operate on a global basis, with approximately 47% of our total revenue from operations outside of the United States during Fiscal 2026. Our international operations expose us to risks related to:
•geopolitical events or other political or civil unrest, including protests and other civil disruption;
•unforeseen public health crises, such as pandemic and epidemic diseases, including prior events such as COVID-19 and any variants thereof;
•economic instability and unsettled regional and global conflicts (such as the current war in Ukraine and the Middle East conflict), which may negatively affect consumer spending by foreign tourists and local consumers in the various regions where we operate;
•regulatory developments and policies of the United States or foreign governments (including sanctions and retaliatory actions by the United States, European Union and others);
•potential negative consequences from changes in taxation policies;
•natural disasters or other extreme weather events, including those attributed to climate change;
•acts of terrorism, military actions or other conditions over which we have no control; and
•foreign consumer behavior and demand dynamics, including changing economic and consumer conditions and shifts in domestic spending priorities, which could adversely affect demand for discretionary products in certain markets.

In addition, we pursue selective international expansion in a number of countries around the world and through a number of channels. If our international expansion plans are unsuccessful, it could have a material adverse effect on our business, results of operations and financial condition. There are also some countries where we do not yet have significant operating experience, and in most of these countries, we face established competitors with significantly more operating experience in those locations.

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

Our business is subject to risks associated with importing products, and the imposition or threat of imposition of new or additional duties, tariffs or trade restrictions or supply chain diligence requirements could have a material adverse effect on our business, results of operations and financial condition.

There are risks inherent to importing our products. Virtually all of our imported products are subject to duties which may impact the cost of such products. In addition, all of our products sold in the U.S. are imported from foreign countries including Vietnam, Cambodia, Indonesia and Bangladesh, where the primary manufacturers of Michael Kors products are located, and are therefore subject to changes in U.S. and international trade policies. Trade actions, including tariffs, safeguard measures, quotas, or other import restrictions, may be imposed, modified, challenged, or replaced from time to time under various legal authorities, and the scope, duration, and applicability of such measures can be unpredictable. Refunds or relief from tariffs or duties, where available, are subject to administrative review, timing delays, and changes in interpretation or enforcement, and there can be no assurance that such amounts will be recovered, or recovered in a timely manner, which could adversely affect operating income and cash flows. Countries where our products are manufactured or sold may implement retaliatory measures or impose additional restrictions in response to changes in U.S. trade policy. While we seek to mitigate the impact of trade measures through sourcing strategies, free trade agreements and other supply chain initiatives where available, increased tariffs or other trade restrictions or uncertainty regarding their application, could limit our ability to manufacture products in countries that have the labor and technical expertise needed and we may not be able to find alternative sourcing options in a timely manner or at all. Such measures may also force us to increase prices, absorb higher costs, or adjust sourcing arrangements, any of which could materially adversely affect our revenue, profitability, results of operations or financial condition.
Following the U.S. Supreme Court's February 2026 decision which held that tariffs imposed under IEEPA were unlawful, we are entitled to a refund of approximately $65 million in IEEPA tariffs previously paid to U.S. Customs and Border Protection. As of March 28, 2026, we intended to recover all the IEEPA Tariffs previously paid and has recorded an IEEPA Tariff refund receivable of $65 million. We have refund claims with CBP and expect to recover the full amount, though actual timing and amounts are subject to completion of CBP's refund process and involve inherent risks, including delays in government processing, administrative offsets, appeals of court orders directing refunds, or changes in law or policy affecting the refund process. In addition, in response to the U.S. Supreme Court's decision, the U.S. President issued an executive order imposing tariffs pursuant to Section 122 of the Trade Act of 1974 for 150 days, effective on February 24, 2026. The outlook on further trade policy actions is unclear, and these actions have led to significant volatility and uncertainty in global markets. Uncertainty regarding the scope, duration and administration of trade measures, including the timing and recoverability of tariff refunds or relief where applicable, has in the past contributed to, and may in the future continue to contribute to, variability in costs and cash flows.
We are also subject to risks related to compliance with existing and evolving laws, regulations and enforcement actions related to forced labor, human rights, and supply chain transparency. Compliance with such requirements often requires extensive due diligence, documentation and traceability across multiple tiers of our supply chain, including suppliers over whom we have limited visibility or control. CBP has intensified enforcement of import laws including with respect to withhold release orders and seizures or detainments of shipments where it believes that goods may have been produced, wholly or in part, with forced labor or other prohibited labor practices. The failure by us or our suppliers to meet applicable requirements could result in shipment delays, detentions, exclusions or seizures, supply chain disruptions, increased costs, loss of inventory, potential penalties or reputational harm, any of which could materially affect product availability, revenue or margins or otherwise materially adversely affect our business, results of operations or financial condition.
Our business is subject to risks inherent in global sourcing activities, including disruptions or delays in manufacturing or shipments.
As a company engaged in sourcing on a global scale, we are subject to the risks inherent in such activities, including, but not limited to:
•pandemics, epidemics and health-related concerns, including prior events such as COVID-19 or variants thereof;
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

•significant increase in fuel, freight, shipping and other logistics costs or increased transit times, including as a result of disruptions at ports of entry or international shipping routes (including the Red Sea corridor and other routes impacted by the conflicts in the Middle East);
•political or military conflict (such as the war in Ukraine or the conflicts in the Middle East);
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
•increases in the costs of fuel (including volatility in the price of oil), travel and transportation (including vessel and freight) (including increases in such costs related to the conflicts in the Middle East);
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
E-commerce represents approximately 21% of our net revenues and has been our fastest growing business over the last several years. The success of our e-commerce business depends, in part, on third-parties and factors over which we have limited control, including changing consumer preferences and buying trends relating to e-commerce usage, both domestically and abroad, and promotional or other advertising initiatives employed by our wholesale customers or other third-parties on their e-commerce sites. Any failure on our part, or on the part of our third-party digital partners, to provide attractive, reliable, secure, efficient and user-friendly e-commerce platforms could negatively impact our consumers’ shopping experience, resulting in reduced website traffic, reduced conversion, diminished loyalty to our brands and lost sales. In addition, if there is a change in consumer behavior such that customers shift to utilizing e-commerce more than, or even instead of, traditional brick-and-mortar stores, and we or our wholesale partners are unable to attract consumers who previously made in-store purchases to our digital commerce channels, our financial and operating results may be negatively affected.
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

In addition, we must keep current with competitive technology trends, including the use of new or improved technology and services, creative user interfaces and other e-commerce marketing tools such as paid search and mobile applications, among others. Since e-commerce growth is critical to our overall growth strategy, we plan to accelerate our e-commerce and omni-channel development and we have completed a re-platforming of our brands’ e-commerce sites to expand our global capabilities. Implementing new or improved digital systems, services or technologies, such as new or improved e-commerce platforms, may increase our costs, cause delays in or hinder our ability to continually deliver a reliable or seamless digital experience for our customers, or cause us not to succeed in increasing sales or attracting consumers. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales in our e-commerce business, as well as damage our reputation and brands.

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

Reduced travel resulting from economic conditions (including a recession or inflationary pressures), fuel shortages, increased fuel prices (related to the conflicts in the Middle East), travel restrictions, travel concerns and other circumstances, including adverse weather conditions, disease pandemics (including prior events such as COVID-19), epidemics and other health-related concerns, war, terrorist attacks or the perceived threat of war or terrorist attacks, or unsettled regional and global conflicts (such as the war in Ukraine and the conflicts in the Middle East) could have a material adverse effect on us, particularly if such events impact our customers’ desire to travel to our retail stores.

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
Our industry is subject to significant pricing pressure caused by many factors, including intense competition and a highly promotional environment, fragmentation in the retail industry, pressure from retailers to reduce the costs of products and changes in consumer spending patterns. If we misjudge the market for our products or demand for our products is impacted by external factors, we may be faced with significant excess inventories of some products and missed opportunities for other products. In addition, inaccurate demand forecasting or delayed reaction to trend changes may extend inventory holding periods and negatively affect cash flows and gross margins. We have in the past been, and may in the future be, forced to rely on markdowns, promotional sales, donations or other write-offs to dispose of excess, slow-moving inventory, which may negatively impact our gross margin, overall profitability and efficacy of our brands. In addition, increases in our costs, such as raw materials, labor or freight, could negatively impact our gross margin, and we may not be able to offset such cost increases through pricing measures or other means.

We may incur significant goodwill and/or intangible asset impairment charges with respect to one or more of our brands which could have a material adverse impact on our results of operations and financial condition.

We perform impairment assessments of goodwill and indefinite-lived intangible assets on an annual basis or whenever impairment indicators exist. Judgments regarding the existence of impairment indicators are based on market conditions and operational performance of the business. In the absence of any impairment indicators, goodwill and indefinite-lived intangible assets are assessed for impairment during the fourth quarter of each fiscal year. If the testing performed indicates that impairment exists, we are required to record impairment charges for the difference between the carrying value of the goodwill or intangible assets and the implied fair value of the goodwill and/or intangible assets in the period the determination is made. Goodwill and intangible asset impairment charges have in the past been, and could in the future be, significant. It is also possible that our conclusions regarding impairment or recoverability of goodwill or other intangible assets could change in future periods if, for example, (i) our businesses do not perform as projected, (ii) overall economic conditions in future years vary from current assumptions, (iii) business conditions or strategies change from our current assumptions, (iv) discount rates change, (v) market multiples change or (vi) the identification of our reporting units change, among other factors. Such changes could result in future impairment charges of goodwill or other intangible assets and such amounts could be significant, which could have a material adverse impact on our results of operations and financial condition.

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

We do not own any of our retail store facilities, but instead lease all of our stores under operating leases. Our leases generally have terms of up to 10 years, generally require a fixed annual base rent and some require the payment of additional percentage rent if store sales exceed a negotiated amount. Certain of our European stores also require initial investments in the form of key money to secure prime locations, which may be paid to landlords or existing lessees. Generally, our leases are “net” leases, which require us to pay all of the costs of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases or withhold payments at our option, and payments under these operating leases account for a significant portion of our operating costs. For example, as of March 28, 2026, we were party to operating leases associated with our retail stores that we operate directly throughout the globe, as well as other global corporate facilities, requiring future minimum lease payments aggregating to $949 million through Fiscal 2031 and approximately $318 million thereafter through Fiscal 2044. Our substantial operating lease obligations could have a material adverse effect on our business, results of operations and financial condition.

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
Our business is exposed to foreign currency exchange rate fluctuations and our use of foreign currency hedging instruments may not fully mitigate our exposure to exchange rate fluctuations and could materially adversely affect our financial condition and results of operations.
Our results of operations for our international subsidiaries are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into United States dollar during financial statement consolidation. If the United States dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions could impact our consolidated results of operations. In addition, we have had in the past, and may again in the future have, intercompany notes amongst certain of our non-United States subsidiaries, which may be denominated in a currency other than the functional currency of a particular reporting entity. As a result of using a currency other than the functional currency of the related subsidiary, results of these operations may be adversely affected during times of significant fluctuation between the functional currency of that subsidiary and the denomination currency of the note. We continuously monitor our foreign currency exposure and hedge a portion of our foreign subsidiaries’ foreign currency-denominated inventory purchases to minimize the impact of changes in foreign currency exchange rates. As of March 28, 2026, we have $3.5 billion of hedges outstanding to hedge our net investment in Swiss Franc denominated subsidiaries with contract maturity dates between March 2027 and May 2045, and $2.364 billion of fixed-to-fixed cross-currency hedges outstanding related to our net investment in Euro denominated subsidiaries with contract maturity dates between December 2027 and July 2031. We cannot fully anticipate all of our foreign currency exposures and cannot ensure that these hedges will fully offset the impact of foreign currency exchange rate fluctuations and no hedging strategy can completely insulate us from foreign currency exchange risk. Certain of these net investment hedge contracts are supported by credit support annexes which provide for collateral exchange if the fair value of a derivative contract exceeds a certain threshold, with the earliest effective date being June 2030. Adverse movements in foreign currency exchange rates or interest rates could result in significant collateral posting requirements in the future, which could negatively affect our liquidity, reduce cash available for operations and capital allocation, or require us to obtain additional financing on unfavorable terms. In addition, market disruptions, regulatory or accounting changes, counterparty defaults, or early termination events could increase the cost of maintaining or replacing these hedges or limit their effectiveness, which could adversely affect our results of operations, financial condition and cash flows. We also use forward foreign exchange contracts and cross-currency swap contracts to hedge our net investments in foreign operations against future volatility in the exchange rates between different currencies. We are exposed to risks related to foreign currency exchange rate movements on our net investments in foreign operations due to the volatility in the exchange rates between different functional currencies. Refer to Item 7A. - “Quantitative and Qualitative Disclosures about Market Risk” for additional information related to the impact of foreign currency exchange rate changes and our foreign currency hedging instruments.
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
Lastly, increased scrutiny by federal regulators (such as the FTC) and state attorney generals focused on the retail industry may lead to increased privacy and cybersecurity costs such as organizational changes, deploying additional personnel, acquiring and implementing enhanced privacy and security technologies on e-commerce sites, mandatory employee training for those handling customer and employee personal data and engaging third-party experts and consultants, and the unauthorized use of proprietary information may lead to lost revenues.

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
The increasing use of AI by us and our third-party partners may present operational, legal, regulatory and reputational risks, including those related to data quality, intellectual property, transparency and complying with evolving laws and standards. If we are unable to effectively adopt and integrate AI technologies into our operations, supply chain, and consumer-facing platforms at the pace of our competitors, our competitive position, operating efficiency, and ability to meet evolving consumer expectations could be adversely affected. The rapid pace of AI development may also require significant investment, and there can be no assurance that our AI initiatives will achieve the intended benefits or keep pace with industry adoption.
Risks Related to Environmental, Social and Governance Issues
Increased scrutiny from investors and others regarding our corporate social responsibility initiatives, including environmental, social and other matters of significance relating to sustainability, and changing regulatory requirements around ESG could result in additional costs or risks and adversely impact our reputation.
Investor advocacy groups, certain institutional investors, investment funds, other market participants, shareholders, customers, employees and regulators have increasingly focused on ESG or “sustainability” practices of companies. We have a publicly announced global strategy to achieve significant, measurable goals across a range of important environmental and social sustainability issues, including, renewable energy, responsible material sourcing, water use and chemical management and waste reduction. We have also set science-based targets around greenhouse gas emissions (GHG) reductions. We rely on our supply chain partners to meet certain of our targets, including our scope 3 GHG emissions reduction goals; however, our supply chain is complex and almost entirely comprised of parties not within our control. It is possible that stakeholders may not be satisfied with our ESG targets, practices or the speed of adoption or that we may not be successful in achieving our goals on the timelines set or at all, which could negatively impact our brands, our reputation, and customer and employee retention. In addition, we are susceptible to risks associated with changing stakeholder attitudes regarding environmental, social and political issues and consumer perceptions of our position on these issues. Discrepancies between disclosed ESG targets or progress and actual outcomes may expose us to securities litigation, regulatory enforcement or consumer protection claims.
In addition, many jurisdictions in which we and our suppliers operate have begun enacting new ESG and climate legislation and regulations. Such proposed and/or enacted regulations include expanded disclosure requirements regarding GHG emissions and other climate-related information, including disclosure of climate-related risks and independent auditors providing some level of attestation to the accuracy of such disclosures. Evolving product safety, environmental, and chemical‑regulation requirements, including restrictions on certain chemicals may require changes to materials, suppliers, testing procedures or product assortments and could increase costs or limit availability of certain products. In addition, environmental and product‑lifecycle regulations, including extended producer responsibility regimes for packaging and other materials, may impose additional fees, reporting, take‑back, or recycling obligations that could increase compliance costs and operational complexity. Our ability to comply with any such new ESG and/or climate laws and regulations may lead to increased costs and operational complexity and/or we may be required to divert costs and resources in order to comply with ESG frameworks, and legal, legislative and regulatory requirements. Any failure on our part to comply with such ESG-related regulations could lead to adverse consumer actions and/or investment decisions by investors, as well as expose us to government enforcement action and/or private litigation.
Our business is susceptible to the risks associated with climate change and other environmental impacts which could negatively affect our business and operations.
Our business, including our retail, distribution and manufacturing operations, is susceptible to the physical and transitional risks associated with climate change and other environmental impacts that could negatively affect our business and operations. For example, the acute and chronic physical risks of climate change, such as increased severity of extreme weather events, changes in weather and precipitation patterns and/or rising temperatures and sea levels may (i) cause potential disruptions to our retail stores, distribution centers and corporate facilities or those facilities of our wholesale customers, licensees or suppliers, (ii) adversely impact global supply chains, including the availability and cost of raw materials, (iii) negatively affect the ability of our manufacturers to fulfill our orders timely and/or to our specifications, (iv) cause shipping disruptions and/or (v) lead to higher freight costs. An increase in extreme weather conditions could also result in more frequent damage and/or closures of our stores and distribution centers (or facilities of our wholesale customers, licensees or suppliers), adversely impact retail traffic, consumers’ disposable income levels or spending habits on discretionary items, or otherwise disrupt business operations in the communities in which we or our partners operate, any of which could result in lost sales or higher costs. In addition, concern over climate change may result in policy/legal-, technology-, market- and/or reputation-related transition risks. For example, increased climate-related disclosures, increased exposure to litigation resulting from new or additional legal requirements, mandates on our products and services and substitution of existing products with lower emission options may result in increased operational and administrative compliance costs. Changing customer behavior, increased costs of raw materials, shifts in customer preferences, increased stakeholder concern and stigmatization of the fashion industry are also climate-related transition risks that could negatively impact us.
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
On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law by the Biden Administration, with tax provisions primarily focused on implementing a 15% corporate alternative minimum tax on global adjusted financial statement income ("CAMT") and a 1% excise tax on share repurchases. The CAMT was effective beginning Fiscal 2024 and is not expected to have a material impact on our effective tax rate, however, we will continue to monitor for any potential impact. With respect to the 1% excise tax on net share repurchases, this provision of the Inflation Reduction Act was effective on January 1, 2023 and did not have a material impact on our consolidated financial statements.
On December 12, 2022, the European Union member states reached an agreement to implement the Organization for Economic Cooperation and Development’s ("OECD") reform of international taxation known as Pillar Two Global Anti-Base Erosion ("GloBE") Rules, which broadly mirrors certain provisions of the Inflation Reduction Act by imposing a 15% global minimum tax on multinational companies. GloBE has became effective during Fiscal 2025. Based upon our analysis, the Pillar Two initiatives are not projected to have a material impact on our consolidated financial statements at this time. We continue to monitor developments and their impact on our tax provision in accordance with where we earn our income globally.
We maintain a valuation allowance for our deferred tax assets where future realization is uncertain, and our inability to fully utilize those assets in future periods may have an adverse impact on our financial condition and results of operations.
We have significant deferred tax assets consisting primarily of net operating losses, reserves and interest expense accruals that are not currently deductible for tax purposes. As a result of the three year cumulative loss at a consolidated level, the Company recorded a full valuation allowance for the vast majority of its deferred tax assets in Fiscal 2025. We intend to generate sufficient future income and plan to implement tax planning strategies to utilize these deferred tax assets which may lead to the reversal of all or part of the valuation allowance and a reduction of future income tax expense. If we are unable to generate sufficient future taxable income or achieve the desired results of our tax planning strategies, we may not be able to realize the full benefit of our deferred tax assets which may have an adverse impact to our financial condition and results of operations in future periods.

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
We require our independent manufacturing contractors to operate in compliance with applicable laws, rules and regulations regarding working conditions, employment practices and environmental compliance, as well as our Supplier Code of Conduct and other compliance policies under our Factory Social and Environmental Compliance Program. Our staff and the third-parties we retain for such purposes periodically visit and monitor the operations of our independent manufacturing contractors to determine compliance. However, we generally do not control these manufacturing contractors or suppliers or their labor, environmental or other business practices. The violation of labor, environmental or other laws by an independent manufacturer or supplier, or divergence of an independent manufacturer’s or supplier’s labor practices from those generally accepted as ethical or appropriate or that violate our Supplier Code of Conduct, could interrupt or otherwise disrupt the shipment of our products, harm our trademarks or damage our reputation. Further, we could be prohibited from importing goods by governmental authorities. The occurrence of any of these events could materially adversely affect our business, financial condition and results of operations.
We may be unable to protect our trademarks, copyrights and other intellectual property rights, and others may allege that we infringe upon their intellectual property rights.
Our MICHAEL KORS and JIMMY CHOO trademarks, as well as other material trademarks, copyrights and design and patent rights related to the production, marketing and distribution of our products, are important to our success and our competitive position. We are susceptible to others imitating our products and infringing on our intellectual property rights in the Americas, EMEA, Asia and elsewhere in the world in both online and offline channels. Our brands enjoy significant worldwide consumer recognition and the generally higher pricing of our products creates additional incentive for counterfeiters to infringe on our brands. We work with customs authorities, law enforcement, legal representatives and brand specialists globally in an effort to prevent the sale of counterfeit products, but we cannot guarantee the extent to which our efforts to prevent counterfeiting of our brands and other intellectual property infringement will be successful. Such counterfeiting and other intellectual property infringement could dilute our brands and otherwise harm our reputation and business.
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
We are subject to securities class action litigation which could result in significant costs and liability.
We and certain of our present and former officers have been named as defendants in putative securities class action litigation alleging violations of the federal securities laws in connection with statements regarding the previously proposed merger (the “Merger”) with Tapestry, Inc. (“Tapestry”) and the FTC’s action to enjoin the Merger.
On March 31, 2026, the Court granted our motion to dismiss the amended complaint without prejudice. On April 30, 2026, plaintiff's filed the First Amended Complaint. This litigation remains pending. Defending this litigation, even if ultimately resolved in our favor, is costly and time‑consuming and may divert management’s attention and resources from our business operations. An adverse outcome could result in substantial monetary damages, which may not be fully covered by available insurance. We cannot predict the outcome or timing of this matter or its ultimate impact on our business, financial condition or results of operations.
Risks Related to Our Debt

Although we have reduced our level of indebtedness, our access to and cost of borrowing, as well as our ability to service or refinance debt, could still be adversely affected by market conditions and other factors.
We utilize indebtedness as part of our capital structure and may incur additional indebtedness in the future. While we have reduced our outstanding debt levels, our ability to service existing debt, refinance indebtedness or obtain additional financing on favorable terms depends on a number of factors, including our operating performance, cash flows, credit ratings and general economic and market conditions. A portion of our indebtedness is scheduled to mature in July 2027 and our ability to repay, refinance or extend such obligations depends on our financial results, available liquidity, and access to the credit and capital markets. If we are unable to refinance or otherwise address these maturities on acceptable terms, our financial condition, results or operation or financial flexibility could be adversely affected.
Our access to the credit and capital markets and the cost of any future borrowings may be adversely affected by deterioration in market conditions, changes in interest rates, tightening of credit markets or a downgrade of our credit ratings or outlook. Any such developments could limit our financial flexibility, increase borrowing or hedging costs, or restrict our ability to fund capital expenditures, pursue strategic initiatives, or respond to business opportunities, which could adversely affect our results of operations or financial condition.

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

As part of our hedging activities, we enter into transactions involving derivative financial instruments, including cross-currency swaps to hedge our net investments in foreign operations against future volatility in the exchange rates between the United States dollar and foreign currencies, with various financial institutions. In addition, we have significant amounts of cash, cash equivalents and other investments on deposit or in accounts with banks or other financial institutions in the United States and abroad. We also rely on borrowings under our revolving credit facilities, under which we had $1.182 billion of borrowing capacity as of March 28, 2026. We rely on that borrowing capacity to fund our operations. As a result, we are exposed to the risk of default by, or failure of, counterparty financial institutions to meet their contractual obligations to us. This risk may be heightened during economic downturns and periods of uncertainty in the financial markets. If one of our counterparties were to become insolvent or file for bankruptcy, our ability to borrow funds or recover losses incurred as a result of a default or our assets that are deposited or held in accounts with such counterparty may be limited by the counterparty’s liquidity or the applicable laws governing the insolvency or bankruptcy proceedings. In the event of default or failure of one or more of our counterparties, we could incur significant losses or our financial liquidity could be adversely impacted, which could negatively impact our results of operations and financial condition.

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

Our share repurchase activity is subject to market conditions, liquidity, and other factors and may be limited, suspended, or discontinued at any time. If we are unable to conduct share repurchases at expected levels, our share price could be adversely affected.

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
The key steps we have taken to detect, identify, classify and mitigate cybersecurity and privacy risks, include:
•Adopting and periodically reviewing and updating information security and privacy policies and procedures and undergoing cyber-incident tabletop exercises;
•An around the clock Security Operations Center that leverages network and system security tools aimed at detecting and mitigating unauthorized system and data access and cyber threats;
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
•Assessing cybersecurity risk profiles of our third-party service providers, including partnering with key providers to ensure they have appropriate security measures to safeguard their information technology systems and including robust data security provisions in our contracts with third parties that handle our data;
•Providing annual security and privacy training and awareness to our employees to educate our employees on cybersecurity risks;
•Performing periodic cybersecurity incident simulations, conducted by an industry-leading third party incident response organization, with key information technology and business team members participating to ensure employees are familiar with process and procedures in the event of a cybersecurity incident; and
•Conducting periodic phishing simulations to test our employees’ responses to suspicious emails and to inform targeted cyber awareness training.
Despite our efforts and the efforts of our third-party service providers to secure our and their IT systems, cybersecurity attacks and incidents have occurred in the past, and may continue to occur in the future. For additional information regarding the risks we face from cybersecurity and privacy incidents, refer to Item 1A. - “Risk Factors” - “Risks Related to Information Technology and Data Security.” As of the date of this report, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition.

Governance
Management is responsible for understanding and managing the risks that we face in our business, including those related to cybersecurity, and the Board of Directors is responsible for overseeing management’s overall approach to risk management. On at least an annual basis, as part of our risk assessment process, the Board of Directors reviews the Company’s major risks, including risks related to cybersecurity and global information systems, along with potential options for mitigating these risks. The Board of Directors is informed of these risks through regular reports from our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, Chief Legal and Sustainability Officer, and other key members of senior management. Although the Board of Directors as a whole is ultimately responsible for risk oversight, the Board of Directors uses its committees to assist in its risk oversight function. The Audit Committee of our Board of Directors has primary oversight of management’s enterprise risk assessment and risk management policies and practices, business continuity planning and information systems infrastructure and cybersecurity risk. As a result, the Chair of the Audit Committee also provides periodic updates to the full Board of Directors on these matters as part of its committee reports.
The Audit Committee generally receives quarterly cybersecurity and information systems infrastructure reports from either our Chief Information Officer (CIO) or our head of Global Cybersecurity and Compliance (Head of Cybersecurity), who reports to our CIO and oversees a global team responsible for our cybersecurity infrastructure. These reports cover various cybersecurity and information technology matters, including material risks and threat trends, mitigation strategies, security incidents, the status of information technology and cybersecurity priorities and initiatives and other related matters of importance. The Audit Committee provides periodic updates on these topics to the full Board of Directors as necessary. In addition to the above, the Audit Committee, typically in the presence of the full Board of Directors, will review the results of the independent cyber-maturity evaluations described above, and from time to time participates in tabletop exercises or other cybersecurity training programs.
Our Head of Cybersecurity is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents through our key cybersecurity processes, discussed above, and, together with other lead members of the incident response teams, is responsible for informing senior leadership across the organization about any cybersecurity incidents that may occur. As a result, in addition to the regular updates referenced above, the Audit Committee and the full Board of Directors would also be promptly informed by the CFO/COO and Chief Legal and Sustainability Officer of cybersecurity incidents in accordance with our security incident response procedures, as well as provided ongoing updates from lead members of the incident response teams, including the Head of Cybersecurity, regarding any such incidents in accordance with our incident response plan. Our Head of Cybersecurity has 20 years of experience managing and leading information technology and cybersecurity teams.

Item 2.    Properties
The following table sets forth the location, use and size of our significant distribution and corporate facilities as of March 28, 2026, all of which are leased with the exception of our distribution center in the Netherlands, Jimmy Choo product development facility in Italy and luxury footwear factories in Italy, which are owned. The leases expire at various times through Fiscal 2044, subject to renewal options.

Location	Use	Approximate Square Footage
Whittier, CA	Michael Kors United States Distribution Center	1,179,000
Venlo, Netherlands	Michael Kors and Jimmy Choo European Distribution Center	1,067,000
New York, NY	Michael Kors and Jimmy Choo United States Corporate Offices	199,000
Montreal, Quebec	Michael Kors and Jimmy Choo Canada Corporate Offices and Distribution Center	150,000
Arezzo, Italy	Sicla Luxury Shoe Factory	90,000
Florence, Italy	Jimmy Choo Product Development Facility	54,000
Pistoia, Italy	Capri Luxury Shoe Factory	41,000
Shanghai, China	Michael Kors and Jimmy Choo Regional Corporate Offices	35,000
East Rutherford, NJ	Michael Kors United States Corporate Offices	31,000
Milan, Italy	Michael Kors Regional Corporate Offices and Showroom	25,000
London, England	Jimmy Choo Corporate Offices	24,000
London, England	Capri Corporate Headquarters and Michael Kors Regional Corporate Offices	19,000
Manno, Switzerland	Michael Kors European Corporate Offices	18,000
As of March 28, 2026, we also occupied 884 leased retail stores worldwide (including concessions). We consider our properties to be in good condition and believe that our facilities are adequate for our operations and provide sufficient capacity to meet our anticipated requirements.
Item 3.    Legal Proceedings
Ordinary Course Litigation
We are involved in various routine legal proceedings incident to the ordinary course of our business. We believe that the outcome of all pending legal proceedings, in the aggregate, will not have a material adverse effect on our business, results of operations and financial condition.
Litigation Related to Terminated Merger
On December 23, 2024 and January 28, 2025, two purported shareholders of Capri filed putative class action complaints in the United States District Court for the District of Delaware against Capri, Tapestry and certain of their officers (including John D. Idol, our Chairman and Chief Executive Officer, and Thomas J. Edwards, Jr., our former Chief Financial and Chief Operating Officer) alleging violations of the federal securities laws based on certain statements by defendants concerning the previously proposed Merger and the FTC’s action to enjoin the Merger. The Court appointed the lead plaintiff on March 7, 2025, and on May 15, 2025, the lead plaintiff filed the Consolidated Securities Law Complaint. The Consolidated Securities Law Complaint sought to bring federal securities claims on behalf of a class of all persons who purchased Capri stock and sold Capri puts between August 10, 2023 and October 24, 2024. On March 31, 2026, the Court granted our motion to dismiss the Consolidated Securities Law Complaint without prejudice. On April 30, 2026, plaintiff's filed the First Amended Complaint. This litigation remains pending. Defending this litigation, even where claims are ultimately resolved in our favor, is costly and time‑consuming and an adverse outcome in this matter could result in substantial monetary damages, which may not be fully covered by available insurance.
Item 4.    Mine Safety Disclosures
None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our ordinary shares trade on the NYSE under the symbol “CPRI”. At March 28, 2026, there were 115,175,268 ordinary shares outstanding and the closing price of our ordinary shares was $17.27. Also as of that date, we had approximately 122 ordinary shareholders of record.
Share Performance Graph
The line graph below compares the cumulative total shareholder return on our ordinary shares with the Standard & Poor’s (“S&P”) 500 Stock Index and the S&P 500 Apparel, Accessories & Luxury Goods Index for the five-year period from March 27, 2021 through March 28, 2026, the last business day of our fiscal year. The graph below assumes an investment of $100 made at the close of trading on March 27, 2021, in our ordinary shares and each of the indices presented. All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable time period.

$200
$150
$100
$50
$0
3/27/2021
4/2/2022
4/1/2023
3/30/2024
3/29/2025
3/28/2026
CPRI
S&P 500
S&P 500 Apparel, Accessories & Luxury Goods Index

Issuer Purchases of Equity Securities
On November 4, 2025, we announced the Board of Directors approved a three-year share repurchase program of up to $1.0 billion of our outstanding ordinary shares, which commenced during the fourth quarter of Fiscal 2026. Share repurchases may be made in open market or privately negotiated transactions and/or pursuant to Rule 10b5-1 trading plans, subject to market conditions, applicable legal requirements, trading restrictions under our insider trading policy and other relevant factors. The program may be suspended or discontinued at any time.
The following table provides information regarding our ordinary share repurchases during the three months ended March 28, 2026:

	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Remaining Dollar Value of Shares That May be Purchased Under the Programs (in millions)
December 28, 2025 – January 24, 2026 (1)	1,363	$24.39	—	$1,000
January 25, 2026 – February 21, 2026	—	$—	—	$1,000
February 22, 2026 – March 28, 2026	3,993,203	$19.72	3,993,203	$921
	3,994,566		3,993,203
(1)Shares relate to our “withhold to cover” repurchase program, which allows us to withhold ordinary shares from certain employees and directors to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards.
(2)Pursuant to the $1.0 billion share repurchase program announced on November 4, 2025 that expires on March 31, 2029.

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
Our Michael Kors brand was launched in 1981 by Michael Kors, a world-renowned designer, whose vision has taken the Company from its beginnings as an American luxury sportswear house to a global accessories, footwear and apparel company with a global distribution network that has presence in over 100 countries through Company-operated retail stores and e-commerce sites, leading department stores, specialty stores and select licensing partners. Michael Kors is a highly recognized fashion luxury brand in the Americas and Europe with strong brand awareness in other international markets. Michael Kors features distinctive designs, materials and craftsmanship with a Jet Set aesthetic that combines stylish elegance and a sporty attitude. Michael Kors offers three primary collections: the Michael Kors Collection line, the MICHAEL Michael Kors line and the Michael Kors Mens line. Michael Kors Collection establishes the aesthetic authority of the entire brand and is carried by select retail stores, our e-commerce sites, as well as in the finest luxury department stores in the world. MICHAEL Michael Kors has a strong focus on accessories, in addition to offering footwear and apparel. We have also been developing our men’s business in recognition of the significant opportunity afforded by the Michael Kors brand’s established fashion authority and the expanding men’s market. Taken together, our Michael Kors collections target a broad customer base while retaining our premium luxury image.
Our Jimmy Choo brand offers a distinctive, glamorous and fashion-forward product range that since its inception in 1996 has been anchored by women’s luxury footwear, complemented by accessories, including handbags, small leather goods, jewelry, scarves and belts, as well as men’s luxury footwear and accessories. In addition, certain categories, including fragrance and eyewear, are produced under licensing agreements. Jimmy Choo’s design team is led by Sandra Choi, who has been the Creative Director for the brand since its inception in 1996. Jimmy Choo products are unique, instinctively seductive and chic. The brand offers classic and timeless luxury products, alongside innovative collections that are intended to set and lead fashion trends. Jimmy Choo is represented through its global store network, its e-commerce sites, as well as through the most prestigious department and specialty stores worldwide.
On April 8, 2025, our Board of Directors made the decision to sell Versace to Prada, and a definitive agreement was entered into on April 10, 2025. Accordingly, we determined that the held for sale and discontinued operations criteria were met and we classified the results of operations and cash flows of our Versace business as discontinued operations in our consolidated statements of operations and comprehensive income (loss) and consolidated statements of cash flows for all periods presented. On December 2, 2025, we completed the sale of our Versace business. The related assets and liabilities associated with the discontinued operations are classified as held for sale in the consolidated balance sheet as of March 29, 2025. Unless otherwise noted, management’s discussion and analysis of financial condition and results of operations only relates to our continuing operations. Refer to Note 4 - “Discontinued Operations” to the accompanying consolidated financial statements for additional information.
Termination of the Agreement and Plan of Merger with Tapestry
As previously disclosed, on August 10, 2023, Capri entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Tapestry, a Maryland corporation, and Sunrise Merger Sub, Inc., a British Virgin Islands business company limited by shares and a direct wholly owned subsidiary of Tapestry. The Merger Agreement provided that, among other things and on the terms and subject to the conditions set forth therein, Tapestry would acquire Capri in an all-cash transaction by means of a merger of Merger Sub with and into Capri, with Capri surviving the Merger as a wholly owned subsidiary of Tapestry.
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
Certain Factors Affecting Financial Condition and Results of Operations
Macroeconomic conditions and inflationary pressures. Global economic conditions, including inflationary pressure, geopolitical instability due to war or other geopolitical factors (such as the conflicts in the Middle East) and broader macroeconomic uncertainty and the related impact on levels of consumer spending worldwide impacted our business in Fiscal 2026, and are likely to continue to impact our business and the luxury accessories, footwear and apparel industry overall for the foreseeable future. Given the discretionary nature of our products, fluctuations in consumer confidence and disposable income, as well as elevated inflation impacts our business performance.
Costs of manufacturing, tariffs and import regulations. Our results of operations were impacted by volatility in manufacturing and sourcing costs during Fiscal 2026, primarily driven by changes in raw material prices, labor costs and fuel and freight expenses (including increases in such costs due to the conflicts in the Middle East). In addition, because all of our products sold in the United States are manufactured outside the U.S., changes in trade policies, tariffs and import regulations affected product costs and operating income. In February 2026, the U.S. Supreme Court held that tariffs imposed under IEEPA were unlawful. In response to the U.S. Supreme Court's decision, the U.S. President issued an executive order imposing tariffs pursuant to Section 122 of the Trade Act of 1974 for 150 days, effective on February 24, 2026. The outlook on further trade policy actions is unclear, and these actions have led to significant volatility and uncertainty in global markets. Uncertainty regarding the scope, duration and administration of trade measures, including the timing and recoverability of tariff refunds or relief where applicable, also contributed to, and may continue to contribute to, variability in costs and cash flows. We continue to seek to mitigate the impact of trade measures through sourcing strategies, free trade agreements and other supply chain initiatives, where available, but the extent to which we will be able to offset through such mitigation efforts is difficult to predict.
Foreign currency fluctuation and foreign currency hedging instruments. Our consolidated results were impacted by movements in foreign currency exchange rates between our reporting currency, the United States dollar, and the functional currency of our non-United States subsidiaries, primarily the Euro, the British Pound, the Chinese Renminbi and the Japanese Yen, among others. Currency volatility impacted our Fiscal 2026 reported results and contributed, or are expected to contribute, to variability of results in prior and future periods. We also utilize derivative instruments, including cross-currency hedges, to manage foreign currency exposure associated with our net investments in foreign subsidiaries, which can help mitigate, but does not eliminate, the impact of foreign exchange fluctuations, and the effectiveness of our hedging strategies may vary based on market conditions and the timing and magnitude of currency movements.
Disruptions or delays in shipping and distribution and other supply chain constraints. Our results of operations have been impacted, and may continue to be impacted, by disruptions in global shipping, distribution and supply chain operations. During recent periods, port congestion and closures, capacity constraints across ocean, trucking and distribution networks, and disruptions to certain international shipping routes contributed to increased logistics and production costs, affected the timing of inventory receipts and created pressure on gross margin.

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
Jimmy Choo
We generate revenue through the sale of Jimmy Choo luxury goods through directly operated Jimmy Choo retail and outlet stores throughout the Americas, certain parts of EMEA and certain parts of Asia, and through our e-commerce sites. In addition, revenue is generated through wholesale sales of luxury goods to distribution partners (including geographic licensing arrangements that allow third parties to use the Jimmy Choo tradename in connection with retail and/or wholesale sales of Jimmy Choo branded products in specific geographic regions), department stores and specialty stores worldwide, as well as through product licensing agreements, which allow third parties to use the Jimmy Choo brand name and trademarks in connection with the manufacturing and sale of products, including fragrances and eyewear.
Unallocated Corporate Expenses
In addition to the reportable segments discussed above, we have certain corporate costs that are not directly attributable to our brands and, therefore, are not allocated to segments. Such costs primarily include certain administrative, corporate occupancy, shared service and information technology systems expenses, including enterprise resource planning system implementation costs and Capri transformation program costs. In addition, certain other costs are not allocated to segments, including Tapestry related transaction income (expense), impairment charges and restructuring and other expense. The segment structure is consistent with how our chief operating decision maker plans and allocates resources, manages the business and assesses performance.

The following table presents our total revenue and income (loss) from continuing operations by segment for Fiscal 2026, Fiscal 2025 and Fiscal 2024 (in millions):

		Fiscal Years Ended
		March 28, 2026	March 29, 2025	March 30, 2024
	Total revenue:
	Michael Kors	$2,874	$3,016	$3,522
	Jimmy Choo	600	605	618
	Total revenue	$3,474	$3,621	$4,140

	Cost of goods sold:
	Michael Kors	$1,120	$1,170	$1,333
	Jimmy Choo	191	200	192
	Total cost of goods sold	$1,311	$1,370	$1,525

	Selling, general and administrative expenses:
	Michael Kors	$1,370	$1,426	$1,473
	Jimmy Choo	403	393	394
	Corporate	191	179	265
	Total selling, general and administrative expenses	$1,964	$1,998	$2,132

	Depreciation and amortization:
	Michael Kors	$72	$79	$82
	Jimmy Choo	28	29	29
	Corporate	21	24	21
	Total depreciation and amortization	$121	$132	$132

	Income (loss) from continuing operations:
	Michael Kors	$312	$341	$634
	Jimmy Choo	(22)	(17)	3
		290	324	637
Less:	Corporate expenses	(212)	(217)	(266)
	Impairment of assets (1)	(40)	(142)	(292)
	Tapestry related transaction income (expense)	—	14	(20)
	Restructuring and other expense (2)	(15)	(5)	—
	Income (loss) from continuing operations	$23	$(26)	$59

(1)Impairment of assets during Fiscal 2026 includes $35 million and $5 million of impairment charges related to the Michael Kors and Jimmy Choo reportable segments, respectively. Impairment of assets during Fiscal 2025 includes $92 million and $50 million of impairment charges related to the Jimmy Choo and Michael Kors reportable segments, respectively. Impairment of assets during Fiscal 2024 includes $267 million and $25 million of impairment charges related to the Jimmy Choo and Michael Kors reportable segments, respectively.
(2)Refer to Note 12 - “Restructuring and Other Charges” to the accompanying consolidated financial statements for details on our restructuring program.

The following table presents our global network of retail stores by brand:

	As of
	March 28, 2026	March 29, 2025	March 30, 2024
Number of full price retail stores (including concessions):
Michael Kors	342	399	461
Jimmy Choo	155	163	177
	497	562	638

Number of outlet stores:
Michael Kors	331	312	308
Jimmy Choo	56	56	57
	387	368	365

Total number of retail stores	884	930	1,003
The following table presents our retail stores by geographic location:

	As of		As of		As of
	March 28, 2026		March 29, 2025		March 30, 2024
	Michael Kors	Jimmy Choo	Michael Kors	Jimmy Choo	Michael Kors	Jimmy Choo
Store count by region:
The Americas	257	41	275	41	293	43
EMEA	138	64	143	64	156	68
Asia	278	106	293	114	320	123
	673	211	711	219	769	234

Key Performance Indicators and Statistics
We use a number of key indicators of operating results to evaluate our performance, including the following (dollars in millions):

	Fiscal Years Ended
	March 28, 2026	March 29, 2025	March 30, 2024
Total revenue	$3,474	$3,621	$4,140
Gross profit as a percent of total revenue	62.3%	62.2%	63.2%
Income (loss) from continuing operations	$23	$(26)	$59
Income (loss) from continuing operations as a percent of total revenue	0.7%	(0.7)%	1.4%

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Critical accounting policies are those that are the most important to the portrayal of our results of operations and financial condition and that require our most difficult, subjective and complex judgments to make estimates about the effect of matters that are inherently uncertain. In applying such policies, we must use certain assumptions that are based on our informed judgments, assessments of probability and best estimates. Estimates, by their nature, are subjective and are based on analysis of available information, including current and historical factors and the experience and judgment of management. We evaluate our assumptions and estimates on an ongoing basis. While our significant accounting policies are detailed in Note 3 - “Summary of Significant Accounting Policies” to the accompanying consolidated financial statements, our critical accounting policies and estimates are discussed below and include revenue recognition, inventories, long-lived assets, goodwill and other indefinite-lived intangible assets and income taxes.
Revenue Recognition
Revenue is recognized when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for goods or services. We recognize retail store revenue when control of the product is transferred at the point of sale at our owned stores, including concessions. Revenue from sales through our e-commerce sites is recognized at the time of delivery to the customer, reduced by an estimate of returns. Wholesale revenue is recognized net of estimates for sales returns, discounts, markdowns and allowances, after merchandise is shipped and control of the underlying product is transferred to our wholesale customers. To arrive at net sales for retail, gross sales are reduced by actual customer returns, as well as by a provision for estimated future customer returns, which is based on management’s review of historical and current customer returns. The amounts reserved for retail sales returns were $14 million, $16 million and $15 million at March 28, 2026, March 29, 2025 and March 30, 2024, respectively. Net sales for wholesale equals gross sales, reduced by provisions for estimated future returns based on current expectations, as well as trade discounts, markdowns, allowances, operational chargebacks and certain cooperative selling expenses. Total sales reserves for wholesale were $49 million, $43 million and $44 million at March 28, 2026, March 29, 2025 and March 30, 2024, respectively. These estimates are based on such factors as historical trends, actual and forecasted performance and market conditions, which are reviewed by management on a quarterly basis. Our historical estimates of these costs were not materially different from actual results.
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
Inventories
Our inventory costs include amounts paid to independent manufacturers, plus duties, tariffs and freight to bring the goods to the Company’s warehouses, as well as shipments to stores. The combined total of raw materials and work in process recorded on our consolidated balance sheets as of March 28, 2026 and March 29, 2025 was $20 million and $17 million, respectively. We continuously evaluate the composition of our inventory and make adjustments when the cost of inventory is not expected to be fully recoverable. The net realizable value of our inventory is estimated based on historical experience, current and forecasted demand and market conditions. In addition, reserves for inventory losses are estimated based on historical experience and inventory counts. Our inventory reserves are estimates, which could vary significantly from actual results if future economic conditions, customer demand or competition differ from expectations. Our historical estimates of these adjustments have not differed materially from actual results.
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
During Fiscal 2026, Fiscal 2025 and Fiscal 2024, we recorded impairment charges of $40 million, $61 million and $32 million, respectively, which were primarily related to operating lease right-of-use assets and fixed assets of our retail store locations. Refer to Note 9 - “Property and Equipment, Net” and Note 15 - “Fair Value Measurements” to the accompanying consolidated financial statements for additional information.
Goodwill and Other Indefinite-lived Intangible Assets
We record intangible assets based on their fair value on the date of acquisition. Goodwill is recorded as the difference between the fair value of the purchase consideration and the fair value of the net identifiable tangible and intangible assets acquired. The brand intangible assets recorded in connection with the acquisition of Jimmy Choo were determined to be indefinite-lived intangible assets, which are not subject to amortization. We perform an impairment assessment of goodwill, as well as the Jimmy Choo brand intangible assets on an annual basis, or whenever impairment indicators exist. In the absence of any impairment indicators, goodwill and the Jimmy Choo brand is assessed for impairment during the fourth quarter of each fiscal year. Judgments regarding the existence of impairment indicators are based on market conditions and operational performance of the business.
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
When performing a quantitative impairment assessment of our brand intangible assets, the fair value of the Jimmy Choo brand is estimated using a discounted cash flow analysis based on the “relief from royalty” method, assuming that a third-party would be willing to pay a royalty in lieu of ownership for this intangible asset. This approach is dependent on many factors, including estimates of future revenue growth rates, royalty rates and discount rates. Actual future results may differ from these estimates. An impairment loss is recognized when the estimated fair value of the brand intangible assets is less than its carrying amount.
During the fourth quarter of Fiscal 2026, we performed our annual goodwill and indefinite-lived intangible asset impairment analysis. Based on a qualitative impairment assessment of the Michael Kors reporting units, we concluded that it is not more likely than not that the fair value of the Michael Kors reporting units was less than their carrying values and, therefore, was not impaired. We elected to perform quantitative impairment analyses for the Jimmy Choo reporting units using a combination of income and market approaches to estimate the fair values of the reporting units. We also elected to perform a quantitative impairment analysis for the Jimmy Choo brand intangible assets.
Based on the results of these assessments, we determined there was no impairment for the Jimmy Choo Wholesale and Licensing reporting unit’s goodwill as the fair value was higher than the related carrying value. The Jimmy Choo Retail reporting unit’s goodwill balance was fully impaired during Fiscal 2024. Further, we concluded there was no impairment for the

Jimmy Choo Wholesale reporting unit’s brand intangible asset as the fair value was higher than the related carrying value. There was also no impairment for the Jimmy Choo Retail brand intangible asset as the fair value exceeded its carrying value by approximately 6% which has a remaining net carrying value of $155 million.
In Fiscal 2025, we recorded goodwill impairment charges of $66 million related to the Jimmy Choo Wholesale reporting unit and $15 million related to the Jimmy Choo Retail and Wholesale brand intangible assets. In Fiscal 2024, we recorded goodwill impairment charges of $192 million related to the Jimmy Choo Retail and Wholesale reporting units and $70 million related to the Jimmy Choo Retail and Wholesale brand intangible assets. The impairment charges were recorded within impairment of assets on our consolidated statements of operations and comprehensive (loss) income for the fiscal years ended March 29, 2025 and March 30, 2024, respectively. Refer to Note 10 - “Intangible Assets and Goodwill” to the accompanying financial statements for information relating to the annual impairment analysis performed during Fiscal 2026, Fiscal 2025 and Fiscal 2024.
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
Realization of deferred tax assets associated with net operating loss and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration in the applicable tax jurisdiction. We periodically review the recoverability of our deferred tax assets and record valuation allowances as deemed necessary to reduce deferred tax assets to amounts that more-likely-than-not will be realized. This determination involves considerable judgment and management considers many factors when assessing the likelihood of future realization of deferred tax assets, including recent earnings within each tax jurisdictions, expectations of future taxable income, the carryforward periods remaining and other factors. Changes in the required valuation allowance are recorded in income in the period such determination is made. Deferred tax assets could be reduced in the future if our estimates of taxable income during the carryforward period are significantly reduced or alternative tax strategies are no longer viable.
We recognize the impact of an uncertain income tax position taken on our income tax returns at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authorities. The effect of an uncertain income tax position will not be taken into account if the position has less than a 50% likelihood of being sustained. Our tax positions are analyzed at least quarterly and adjustments are made as events occur that warrant adjustments to those positions. We record interest and penalties payable to relevant tax authorities as income tax expense.

Results of Operations
A discussion regarding our results of operations for Fiscal 2026 compared to Fiscal 2025 is presented below. Since we have classified our results of operations of the Versace business as discontinued operations for all periods presented, we are also providing comparisons between Fiscal 2025 and Fiscal 2024. Refer to Note 4 - “Discontinued Operations” to the accompanying consolidated financial statements for additional information.
Comparison of Fiscal 2026 with Fiscal 2025
The following table details the results of our operations for Fiscal 2026 and Fiscal 2025 and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Fiscal Years Ended		$ Change	% Change	% of Total Revenue for Fiscal Year Ended
	March 28, 2026	March 29, 2025			March 28, 2026	March 29, 2025
Statements of Operations Data:
Total revenue	$3,474	$3,621	$(147)	(4.1)%
Cost of goods sold	1,311	1,370	(59)	(4.3)%	37.7%	37.8%
Gross profit	2,163	2,251	(88)	(3.9)%	62.3%	62.2%
Selling, general and administrative expenses	1,964	1,998	(34)	(1.7)%	56.5%	55.2%
Depreciation and amortization	121	132	(11)	(8.3)%	3.5%	3.6%
Impairment of assets	40	142	(102)	(71.8)%	1.2%	3.9%
Restructuring and other expense	15	5	10	NM	0.4%	0.1%
Total operating expenses	2,140	2,277	(137)	(6.0)%	61.6%	62.9%
Income (loss) from continuing operations	23	(26)	49	NM	0.7%	(0.7)%
Other (income) expense, net	(5)	8	(13)	NM	(0.1)%	0.2%
Interest income, net	(77)	(37)	(40)	NM	(2.2)%	(1.0)%
Foreign currency (gain) loss	(2)	5	(7)	NM	(0.1)%	0.1%
Income (loss) from continuing operations before income taxes	107	(2)	109	NM	3.1%	(0.1)%
Provision for income taxes	27	524	(497)	(94.8)%	0.8%	14.5%
Net income (loss) from continuing operations	80	(526)	606	NM
Net income (loss) from discontinued operations, net of tax	58	(653)	711	NM
Net income (loss)	138	(1,179)	1,317	NM
Less: Net income attributable to noncontrolling interest from continuing operations	1	3	(2)	(66.7)%
Net income (loss) attributable to Capri	$137	$(1,182)	$1,319	NM

NM Not meaningful
Total Revenue

	Fiscal Years Ended			% Change
(dollars in millions)	March 28, 2026	March 29, 2025	$ Change	As Reported	Constant Currency
Michael Kors	$2,874	$3,016	$(142)	(4.7)%	(6.5)%
Jimmy Choo	600	605	(5)	(0.8)%	(4.3)%
Total revenue	$3,474	$3,621	$(147)	(4.1)%	(6.2)%
Total revenue decreased $147 million, or 4.1%, to $3.474 billion for Fiscal 2026, compared to $3.621 billion for Fiscal 2025, which included net favorable foreign currency effects of $76 million primarily as a result of the weakening of the United

States dollar compared to the Euro and British Pound. On a constant currency basis, our total revenue decreased $223 million, or 6.2%.
•Michael Kors revenues decreased $142 million, or 4.7%, to $2.874 billion during Fiscal 2026, compared to $3.016 billion for Fiscal 2025, which included favorable foreign currency effects of $55 million. On a constant currency basis, revenue decreased $197 million, or 6.5%, primarily driven by our quality of sale initiatives, as we reduced promotional activity and reduced discounted third party sales and off-price shipments.
•Jimmy Choo revenues decreased $5 million, or 0.8%, to $600 million during Fiscal 2026, compared to $605 million for Fiscal 2025, which included favorable foreign currency effects of $21 million. On a constant currency basis, revenue decreased $26 million, or 4.3%, primarily attributable to a continued slowdown in demand for certain categories of fashion luxury goods.
Refer to Note 5 - “Revenue Recognition” to the accompanying consolidated financial statements for additional information.
Gross Profit

	Fiscal Years Ended
(dollars in millions)	March 28, 2026	March 29, 2025	$ Change	% Change
Gross profit:
Michael Kors	$1,754	$1,846	$(92)	(5.0)%
Jimmy Choo	409	405	4	1.0%
Total gross profit	$2,163	$2,251	$(88)	(3.9)%
Gross profit margin:
Michael Kors	61.0%	61.2%
Jimmy Choo	68.2%	66.9%
Capri	62.3%	62.2%
Gross profit decreased $88 million, or 3.9%, to $2.163 billion during Fiscal 2026, compared to $2.251 billion for Fiscal 2025, which included net favorable foreign currency effects of $49 million. Gross profit as a percentage of total revenue was 62.3% during Fiscal 2026, compared to 62.2% during Fiscal 2025.
•Michael Kors gross profit decreased $92 million, or 5.0%, to $1.754 billion during Fiscal 2026, compared to $1.846 billion for Fiscal 2025. Gross profit as a percentage of total revenue decreased 20 basis points to 61.0% during Fiscal 2026, compared to 61.2% during Fiscal 2025. The 20 basis point decrease in gross profit margin was primarily attributable to unfavorable channel mix.
•Jimmy Choo gross profit increased $4 million, or 1.0%, to $409 million during Fiscal 2026, compared to $405 million for Fiscal 2025. Gross profit as a percentage of total revenue increased 130 basis points to 68.2% during Fiscal 2026, compared to 66.9% during Fiscal 2025. The 130 basis point increase in gross profit margin was primarily attributable to lower third party sales from our Italian shoe manufacturer, which typically carries lower manufacturer margins, and higher full price sell-throughs.
Total Operating Expenses
Total operating expenses decreased $137 million, or 6.0%, to $2.140 billion during Fiscal 2026, compared to $2.277 billion for Fiscal 2025. Our operating expenses included a net unfavorable foreign currency impact of approximately $40 million. Total operating expenses as a percentage of total revenue decreased to 61.6% in Fiscal 2026, compared to 62.9% in Fiscal 2025. The components that comprise total operating expenses are explained below.

Selling, General and Administrative Expenses

	Fiscal Years Ended
(dollars in millions)	March 28, 2026	March 29, 2025	$ Change	% Change
Selling, general and administrative expenses:
Michael Kors	$1,370	$1,426	$(56)	(3.9)%
Jimmy Choo	403	393	10	2.5%
Corporate	191	179	12	6.7%
Total selling, general and administrative expenses	$1,964	$1,998	$(34)	(1.7)%
Selling, general and administrative expenses decreased $34 million, or 1.7%, to $1.964 billion during Fiscal 2026, compared to $1.998 billion for Fiscal 2025. As a percentage of total revenue, selling, general and administrative expenses increased to 56.5% during Fiscal 2026, compared to 55.2% for Fiscal 2025.
•Michael Kors selling, general and administrative expenses decreased $56 million, or 3.9%, to $1.370 billion during Fiscal 2026, compared to $1.426 billion for Fiscal 2025. The decrease was primarily due to cost savings and store optimization initiatives which resulted in lower retail store related costs and personnel expenses compared to the prior year.
•Jimmy Choo selling, general and administrative expenses increased $10 million, or 2.5%, to $403 million during Fiscal 2026, compared to $393 million for Fiscal 2025. The increase was primarily due to unfavorable foreign currency effects of $16 million and increased personnel expenses of approximately $6 million partially offset by cost savings initiatives which includes lower retail store related costs compared to the prior year.
Unallocated corporate expenses, which are included within selling, general and administrative expenses discussed above, but are not directly attributable to a reportable segment, increased $12 million, or 6.7%, to $191 million for Fiscal 2026, compared to $179 million for Fiscal 2025. During Fiscal 2025, we were reimbursed approximately $45 million for certain expenses pursuant to the termination of the Merger Agreement with Tapestry. Excluding the impact of this reimbursement, unallocated corporate expenses decreased $33 million primarily due to a decrease in professional fees related to certain Capri transformation projects which are now complete.
Impairment of Assets
During Fiscal 2026, we recognized asset impairment charges of $40 million, primarily related to the impairment of operating lease right-of-use assets at certain Michael Kors and Jimmy Choo store locations. During Fiscal 2025, we recognized asset impairment charges of approximately $142 million, primarily related to the impairment of the Jimmy Choo Wholesale reporting units’ goodwill and Jimmy Choo brand intangible assets as well as operating lease right-of-use assets at certain Michael Kors and Jimmy Choo store locations. Refer to Note 15 - “Fair Value Measurements” to the accompanying consolidated financial statements for additional information.
Restructuring and Other Expense
During Fiscal 2026, we recognized restructuring and other expense of $15 million, primarily related to lease terminations and severance costs. During Fiscal 2025, we recognized restructuring and other expense of $5 million primarily related to severance and store closure costs, partially offset by gains on lease terminations. Refer to Note 12 - “Restructuring and Other Charges” to the accompanying consolidated financial statements for additional information.

Income (Loss) from Continuing Operations

	Fiscal Years Ended
(dollars in millions)	March 28, 2026	March 29, 2025	$ Change	% Change
Income (loss) from continuing operations:
Michael Kors	$312	$341	$(29)	(8.5)%
Jimmy Choo	(22)	(17)	(5)	(29.4)%
	290	324	(34)	(10.5)%
Unallocated corporate and other expenses, net (1)	(267)	(350)	83	(23.7)%
Income (loss) from continuing operations	$23	$(26)	$49	NM
Operating margin:
Michael Kors	10.9%	11.3%
Jimmy Choo	(3.7)%	(2.8)%
Capri	0.7%	(0.7)%

(1)Certain corporate costs are not directly attributable to our brands and, therefore, are not allocated to segments. Refer to Note 21 - “Segment Information” to the accompanying consolidated financial statements for additional information.
Income from continuing operations was $23 million during Fiscal 2026, compared to a loss of $26 million for Fiscal 2025. Income from continuing operations as a percentage of total revenue was 0.7% in Fiscal 2026, compared to a loss of 0.7% in Fiscal 2025.
•Michael Kors recorded income from operations of $312 million for Fiscal 2026, compared to $341 million for Fiscal 2025. Operating margin decreased from 11.3% for Fiscal 2025, to 10.9% for Fiscal 2026, primarily due to deleveraging of operating expenses on lower revenues compared to the prior year.
•Jimmy Choo recorded a loss from operations of $22 million for Fiscal 2026, compared to a loss of $17 million for Fiscal 2025. Operating margin decreased from an operating loss of 2.8% for Fiscal 2025, to an operating loss of 3.7% for Fiscal 2026, primarily due to increased selling, general and administrative expenses compared to the prior year, partially offset by an increase in gross profit margin.
Other (Income) Expense, net
We recognized $5 million of other income during Fiscal 2026 compared to $8 million of other expense during Fiscal 2025. The $5 million of other income recognized during Fiscal 2026 primarily related to certain transition services provided to Versace pursuant to the Transition Services Agreement. Refer to Note 4 - “Discontinued Operations” to the accompanying consolidated financial statements for additional information. The $8 million of other expense recognized during Fiscal 2025 related to non-income taxes associated with certain legal entity restructuring activities.
Interest Income, net
We recognized $77 million of interest income, net, during Fiscal 2026 compared to $37 million of interest income, net, during Fiscal 2025. The $40 million increase in interest income, net, is primarily due to lower average borrowings outstanding and higher interest income from our net investment hedges. Refer to Note 13 - “Debt Obligations” and Note 16 - “Derivative Financial Instruments” to the accompanying consolidated financial statements for additional information.
Foreign Currency (Gain) Loss
During Fiscal 2026, we recognized a net foreign currency gain of $2 million primarily attributable to the remeasurement of intercompany balances with certain of our subsidiaries. During Fiscal 2025, we recognized a net foreign currency loss of $5 million primarily attributable to the remeasurement of intercompany loans with certain of our subsidiaries.
Provision for Income Taxes
During Fiscal 2026, we recognized $27 million of an income tax provision compared to a provision of $524 million for Fiscal 2025. Our effective tax rate for Fiscal 2026 compared to our effective tax rate in Fiscal 2025 is not a meaningful metric due to the full valuation allowance recorded against our net deferred tax asset in the prior year. Refer to Note 19 - “Income Taxes” to the accompanying consolidated financial statements for additional information.
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
Net Income (Loss) from Continuing Operations
As a result of the above, during Fiscal 2026 our net income was $80 million, compared to a net loss of $526 million for Fiscal 2025.

Comparison of Fiscal 2025 with Fiscal 2024
The following table details the results of our operations for Fiscal 2025 and Fiscal 2024 and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Fiscal Years Ended		$ Change	% Change	% of Total Revenue for Fiscal Year Ended
	March 29, 2025	March 30, 2024			March 29, 2025	March 30, 2024
Statements of Operations Data:
Total revenue	$3,621	$4,140	$(519)	(12.5)%
Cost of goods sold	1,370	1,525	(155)	(10.2)%	37.8%	36.8%
Gross profit	2,251	2,615	(364)	(13.9)%	62.2%	63.2%
Selling, general and administrative expenses	1,998	2,132	(134)	(6.3)%	55.2%	51.5%
Depreciation and amortization	132	132	—	—%	3.6%	3.2%
Impairment of assets	142	292	(150)	(51.4)%	3.9%	7.1%
Restructuring and other expense	5	—	5	NM	0.1%	—%
Total operating expenses	2,277	2,556	(279)	(10.9)%	62.9%	61.7%
(Loss) income from continuing operations	(26)	59	(85)	NM	(0.7)%	1.4%
Other expense (income), net	8	(5)	13	NM	0.2%	(0.1)%
Interest (income) expense, net	(37)	6	(43)	NM	(1.0)%	0.1%
Foreign currency loss	5	37	(32)	(86.5)%	0.1%	0.9%
(Loss) income from continuing operations before income taxes	(2)	21	(23)	NM	(0.1)%	0.5%
Provision for income taxes	524	8	516	NM	14.5%	0.2%
Net (loss) income from continuing operations	(526)	13	(539)	NM
Net loss from discontinued operations, net of tax	(653)	(242)	(411)	NM
Net loss	(1,179)	(229)	(950)	NM
Less: Net income attributable to noncontrolling interests from continuing operations	3	—	3	NM
Net loss attributable to Capri	$(1,182)	$(229)	$(953)	NM

NM Not meaningful
Total Revenue

	Fiscal Years Ended			% Change
(dollars in millions)	March 29, 2025	March 30, 2024	$ Change	As Reported	Constant Currency
Michael Kors	$3,016	$3,522	$(506)	(14.4)%	(13.8)%
Jimmy Choo	605	618	(13)	(2.1)%	(1.5)%
Total revenue	$3,621	$4,140	$(519)	(12.5)%	(11.9)%
Total revenue decreased $519 million, or 12.5%, to $3.621 billion for Fiscal 2025, compared to $4.140 billion for Fiscal 2024, which included net unfavorable foreign currency effects of $25 million as a result of the strengthening of the United States dollar compared to all major currencies in which we operate. On a constant currency basis, our total revenue decreased $494 million, or 11.9%.

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
Refer to Note 5 - “Revenue Recognition” to the accompanying consolidated financial statements for additional information.
Gross Profit

	Fiscal Years Ended
(dollars in millions)	March 29, 2025	March 30, 2024	$ Change	% Change
Gross profit:
Michael Kors	$1,846	$2,189	$(343)	(15.7)%
Jimmy Choo	405	426	(21)	(4.9)%
Total gross profit	$2,251	$2,615	$(364)	(13.9)%
Gross profit margin:
Michael Kors	61.2%	62.2%
Jimmy Choo	66.9%	68.9%
Capri	62.2%	63.2%
Gross profit decreased $364 million, or 13.9%, to $2.251 billion during Fiscal 2025, compared to $2.615 billion for Fiscal 2024, which included net unfavorable foreign currency effects of $11 million. Gross profit as a percentage of total revenue was 62.2% during Fiscal 2025, compared to 63.2% during Fiscal 2024.
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
•Jimmy Choo gross profit decreased $21 million, or 4.9%, to $405 million during Fiscal 2025, compared to $426 million for Fiscal 2024. Gross profit as a percentage of total revenue decreased 200 basis points to 66.9% during Fiscal 2025, compared to 68.9% during Fiscal 2024. The 200 basis point decrease in gross profit margin was primarily attributable to the unfavorable impact of our Italian shoe manufacturer on gross margin due to third party sales which typically carry lower manufacturer margins and lower full price sell-throughs compared to Fiscal 2024.
Total Operating Expenses
Total operating expenses decreased $279 million, or 10.9%, to $2.277 billion during Fiscal 2025, compared to $2.556 billion for Fiscal 2024. Our operating expenses included a net favorable foreign currency impact of approximately $11 million. Total operating expenses as a percentage of total revenue increased to 62.9% in Fiscal 2025, compared to 61.7% in Fiscal 2024. The components that comprise total operating expenses are explained below.

Selling, General and Administrative Expenses

	Fiscal Years Ended
(dollars in millions)	March 29, 2025	March 30, 2024	$ Change	% Change
Selling, general and administrative expenses:
Michael Kors	$1,426	$1,473	$(47)	(3.2)%
Jimmy Choo	393	394	(1)	(0.3)%
Corporate	179	265	(86)	(32.5)%
Total selling, general and administrative expenses	$1,998	$2,132	$(134)	(6.3)%
Selling, general and administrative expenses decreased $134 million, or 6.3%, to $1.998 billion during Fiscal 2025, compared to $2.132 billion for Fiscal 2024. As a percentage of total revenue, selling, general and administrative expenses increased to 55.2% during Fiscal 2025, compared to 51.5% for Fiscal 2024.
•Michael Kors selling, general and administrative expenses decreased $47 million, or 3.2%, to $1.426 billion during Fiscal 2025, compared to $1.473 billion for Fiscal 2024. The decrease was primarily due to lower personnel expenses from cost savings initiatives and retail store related costs.
•Jimmy Choo selling, general and administrative expenses decreased $1 million, or 0.3%, to $393 million during Fiscal 2025, compared to $394 million for Fiscal 2024. The decrease was primarily due to lower marketing expenses partially offset by increased retail store costs compared to Fiscal 2024.
Unallocated corporate expenses, which are included within selling, general and administrative expenses discussed above, but are not directly attributable to a reportable segment, decreased $86 million, or 32.5%, to $179 million for Fiscal 2025, compared to $265 million for Fiscal 2024, primarily due to the reimbursement for certain expenses pursuant to the termination of the Merger Agreement with Tapestry during Fiscal 2025 and a decrease in professional fees and information technology costs related to certain Capri transformation projects.
Impairment of Assets
During Fiscal 2025, we recognized asset impairment charges of $142 million, primarily related to the impairment of the Jimmy Choo Wholesale reporting units’ goodwill and Jimmy Choo brand intangible assets as well as operating lease right-of-use assets at certain Michael Kors and Jimmy Choo store locations. During Fiscal 2024, we recognized asset impairment charges of approximately $292 million, primarily related to the impairment of the Jimmy Choo Retail and Wholesale reporting units’ goodwill and Jimmy Choo brand intangible assets as well as the impairment of operating lease right-of-use assets at certain Michael Kors and Jimmy Choo store locations. Refer to Note 15 - “Fair Value Measurements” to the accompanying consolidated financial statements for additional information.
Restructuring and Other Expense
During Fiscal 2025, we recognized restructuring and other expense of $5 million, primarily related to severance and store closure costs, partially offset by gains on lease terminations. During Fiscal 2024, net restructuring expenses were immaterial.

Refer to Note 12 - “Restructuring and Other Charges” to the accompanying consolidated financial statements for additional information.
(Loss) Income from Continuing Operations

	Fiscal Years Ended
(dollars in millions)	March 29, 2025	March 30, 2024	$ Change	% Change
(Loss) income from continuing operations:
Michael Kors	$341	$634	$(293)	(46.2)%
Jimmy Choo	(17)	3	(20)	NM
	324	637	(313)	(49.1)%
Unallocated corporate and other expenses, net (1)	(350)	(578)	228	(39.4)%
(Loss) income from continuing operations	$(26)	$59	$(85)	NM
Operating margin:
Michael Kors	11.3%	18.0%
Jimmy Choo	(2.8)%	0.5%
Capri	(0.7)%	1.4%

(1)Certain corporate costs are not directly attributable to our brands and, therefore, are not allocated to segments. Refer to Note 21 - “Segment Information” to the accompanying consolidated financial statements for additional information.
Loss from continuing operations was $26 million during Fiscal 2025, compared to income of $59 million for Fiscal 2024. Loss from continuing operations as a percentage of total revenue was 0.7% in Fiscal 2025, compared to income of 1.4% in Fiscal 2024.
•Michael Kors recorded income from operations of $341 million for Fiscal 2025, compared to $634 million for Fiscal 2024. Operating margin decreased from 18.0% for Fiscal 2024, to 11.3% for Fiscal 2025, due to lower full price sell-throughs as well as the deleveraging of operating expenses on lower revenues compared to Fiscal 2024.
•Jimmy Choo recorded a loss from operations of $17 million for Fiscal 2025, compared to income of $3 million for Fiscal 2024. Operating margin decreased from 0.5% for Fiscal 2024, to an operating loss of 2.8% for Fiscal 2025, primarily due to the unfavorable impact of our Italian shoe manufacturer on gross margin due to third party sales which typically carry lower manufacturer margins and increased retail store costs compared to Fiscal 2024 as noted above.
Other Expense (Income), net
We recognized $8 million of other expense during Fiscal 2025 compared to $5 million of other income during Fiscal 2024. The $8 million of other expense recognized during Fiscal 2025 related to non-income taxes associated with certain legal entity restructuring activities.
Interest (Income) Expense, net
We recognized $37 million of interest income during Fiscal 2025 compared to $6 million of interest expense during Fiscal 2024. The $43 million improvement in interest (income) expense, net, is primarily due to higher interest income earned from our net investment hedges and lower average borrowings and effective interest rates on our outstanding debt. Refer to Note 13 - “Debt Obligations” and Note 16 - “Derivative Financial Instruments” to the accompanying consolidated financial statements for additional information.
Foreign Currency Loss
During Fiscal 2025, we recognized a net foreign currency loss of $5 million primarily attributable to the remeasurement of intercompany loans with certain of our subsidiaries. During Fiscal 2024, we recognized a net foreign currency loss of $37 million primarily attributable to the remeasurement of an intercompany loan associated with restructuring activities to rationalize certain legal entities within our structure and a loss related to the termination of a GBP fair value hedge.

Provision for Income Taxes
During Fiscal 2025, we recognized $524 million of an income tax provision on a pre-tax loss of $2 million compared with $8 million of income tax provision on pre-tax income of $21 million for Fiscal 2024. The income tax provision of $524 million was primarily related to the full valuation allowance recorded against the Company's net deferred tax assets. Refer to Note 19 - “Income Taxes” to the accompanying consolidated financial statements for additional information.
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
Net (Loss) Income from Continuing Operations
As a result of the above, during Fiscal 2025 our net loss was $526 million, compared to net income of $13 million for Fiscal 2024.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, along with borrowings available under our credit facilities and available cash and cash equivalents. Our primary use of this liquidity is to fund the ongoing cash requirements, including our working capital needs and capital investments in our business, debt repayments, acquisitions, returns of capital, including share repurchases and other corporate activities. We believe that the cash generated from our operations, together with borrowings available under our revolving credit facilities and available cash and cash equivalents, will be sufficient to meet our working capital needs for the next 12 months and beyond, including investments made and expenses incurred in connection with our store opening and renovation plans, investments in corporate and distribution facilities, continued IT system development, e-commerce and marketing initiatives. We spent $63 million on capital expenditures during Fiscal 2026. The majority of the Fiscal 2026 expenditures included store renovations, as well as information technology and digital enhancements. We expect to spend approximately $125 million during Fiscal 2027.

On December 2, 2025, we completed the sale of our Versace business for gross cash proceeds of $1.395 billion, subject to the aforementioned customary closing adjustments and finalization of the closing statement.
The following table sets forth key indicators of our liquidity and capital resources (in millions):

	As of
	March 28, 2026	March 29, 2025
Balance Sheet Data:
Cash and cash equivalents	$135	$107
Working capital	$199	$185
Total assets	$3,234	$5,213
Short-term debt	$14	$24
Long-term debt	$343	$1,466

	Fiscal Years Ended
	March 28, 2026	March 29, 2025	March 30, 2024
Cash Flow Data:
Operating activities from continuing operations	$197	$154	$356
Investing activities from continuing operations	(63)	1	(81)
Financing activities from continuing operations	(1,301)	(242)	(208)
Effect of exchange rate changes	(25)	(16)	(17)
Net (decrease) increase in cash, cash equivalents (1)	$(1,192)	$(103)	$50
(1)Net (decrease) increase in cash and cash equivalents is presented on a continuing basis which differs from the Consolidated Statements of Cash Flows which is presented on a consolidated basis including discontinued operations.
Cash Provided by Operating Activities
Net cash provided by operating activities was $197 million during Fiscal 2026, as compared to $154 million for Fiscal 2025. The increase in net cash provided by operating activities was primarily attributable to an increase in our net income after non-cash adjustments and the decline in inventory purchases, partially offset by the timing of payments for both accounts receivable and accounts payable in the current year.
Net cash provided by operating activities was $154 million during Fiscal 2025, as compared to $356 million for Fiscal 2024. The decrease in net cash provided by operating activities was primarily attributable to a decrease in our net income after non-cash adjustments and stabilization of inventory levels, partially offset by timing of payments due to improved management of accounts payable and accounts receivable in the current year.

Cash (Used In) Provided by Investing Activities
Net cash used in investing activities was $63 million during Fiscal 2026, as compared to net cash provided by investing activities of $1 million during Fiscal 2025. For the year ended Fiscal 2026, net cash used in investing activities was attributable to $63 million of capital expenditures. Comparatively, during the year ended Fiscal 2025, net cash provided by investing activities was primarily attributable to $74 million of capital expenditures and the $9 million acquisition of an Italian shoe manufacturer, partially offset by the $84 million of cash received for the settlement of net investment hedges.
Net cash provided by investing activities was $1 million during Fiscal 2025, as compared to net cash used in investing activities of $81 million during Fiscal 2024. The increase in cash provided by investing activities was primarily attributable to an increase in cash received from the settlement of net investment hedges of $30 million and lower capital expenditures of $61 million due to information technology assets associated with Capri transformation projects which are now in service, partially offset by $9 million of acquisition related payments compared to prior year.
Cash Used in Financing Activities
Net cash used in financing activities was $1.3 billion during Fiscal 2026, as compared to $242 million used in financing activities during Fiscal 2025. The increase in cash used in financing activities was primarily attributable to higher net debt repayments of $1 billion from the cash proceeds received from the closing of the sale of the Versace business.
Net cash used in financing activities was $242 million during Fiscal 2025, as compared to $208 million during Fiscal 2024. The increase in cash used in financing activities was primarily attributable to higher net debt payments of $116 million and termination payments related to interest rate swaps of $13 million, partially offset by a decrease in cash used to repurchase our ordinary shares of $103 million compared to prior year.

Debt Facilities
The following table presents a summary of our borrowing capacity and amounts outstanding as of March 28, 2026 and March 29, 2025 (in millions):

	As of
	March 28, 2026	March 29, 2025
Revolving Credit Facility (1)
Total availability	$1,500	$1,500
Borrowings outstanding (2)	340	755
Letter of credit outstanding	1	1
Remaining availability	$1,159	$744

2025 Term Loans
Borrowings outstanding, net of debt issuance costs (2)	$—	$706

Other Borrowings (3)	$17	$29

Hong Kong Uncommitted Credit Facility:
Total availability (45 million Hong Kong Dollars) (4)	$6	$6
Borrowings outstanding	—	—
Remaining availability (45 million Hong Kong Dollars)	$6	$6

China Uncommitted Credit Facility:
Total availability (75 million Chinese Yuan) (4)	$11	$10
Borrowings outstanding	—	—
Total and remaining availability (75 million Chinese Yuan)	$11	$10

Japan Credit Facility:
Total availability (1.0 billion Japanese Yen)	$6	$7
Borrowings outstanding	—	—
Remaining availability (1.0 billion Japanese Yen)	$6	$7

Total borrowings outstanding (1)	$357	$1,490
Total remaining availability	$1,182	$767

(1)The financial covenant in our 2025 Credit Facilities requires us to comply with a quarterly maximum net leverage ratio test of 4.0 to 1.0. The Revolving Credit Facility excludes up to a $750 million accordion feature as of March 28, 2026 and March 29, 2025, respectively. As of March 28, 2026 and March 29, 2025, we were in compliance with all covenants related to our agreements then in effect governing our debt. Refer to Note 13 - “Debt Obligations” to the accompanying consolidated financial statements for additional information.
(2)As of March 28, 2026 and March 29, 2025, all amounts are recorded as long-term debt in our consolidated balance sheets.
(3)As of March 28, 2026 and March 29, 2025, the balance primarily consists of $14 million and $24 million, respectively, related to our supplier financing program recorded within short-term debt in our consolidated balance sheets.
(4)The balance as of March 28, 2026 and March 29, 2025 represents the total availability of the credit facility, which excludes bank guarantees.
We believe that our Revolving Credit Facility is adequately diversified with no undue concentration in any one financial institution. As of March 28, 2026, there were 17 financial institutions participating in the facility, with none maintaining a maximum commitment percentage in excess of 10%. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Revolving Credit Facility.

Refer to Note 13 - “Debt Obligations” to the accompanying consolidated financial statements for detailed information relating to our credit facilities and debt obligations.
Share Repurchase Program
The following table presents our treasury share repurchases during the fiscal years ended March 28, 2026 and March 29, 2025 (dollars in millions):

	Fiscal Years Ended
	March 28, 2026	March 29, 2025
Cost of shares repurchased under the share repurchase program	$79	$—
Fair value of shares withheld to cover tax obligations for vested restricted share awards	2	4
Total cost of treasury shares repurchased	$81	$4

Shares repurchased under the share repurchase program	3,993,203	—
Shares withheld to cover tax withholding obligations	114,769	117,710
	4,107,972	117,710
On November 9, 2022, we announced that our Board of Directors approved a two-year share repurchase program to purchase up to $1.0 billion of our outstanding ordinary shares, which expired on November 9, 2024. Share repurchases were permitted to be made in open market or privately negotiated transactions and/or pursuant to Rule 10b5-1 trading plans, subject to market conditions, applicable legal requirements, trading restrictions under our insider trading policy and other relevant factors. However, pursuant to the terms of the Merger Agreement, and subject to certain limited exceptions, we were prohibited from repurchasing our ordinary shares other than the acceptance of our ordinary shares as payment of the exercise price of our options or for withholding taxes with respect of our equity awards. Accordingly, we did not repurchase any of our ordinary shares during the pendency of the Merger Agreement through the expiration date of the share repurchase program.
On November 4, 2025, we announced the Board of Directors approved a three-year share repurchase program of up to $1.0 billion of our outstanding ordinary shares, which was implemented during the fourth quarter of Fiscal 2026. Share repurchases may be made in open market or privately negotiated transactions and/or pursuant to Rule 10b5-1 trading plans, subject to market conditions, applicable legal requirements, trading restrictions under our insider trading policy and other relevant factors. The program may be suspended or discontinued at any time.
During Fiscal 2026, we repurchased 3,993,203 shares through open market transactions with a fair value of $79 million as part of this program. As of March 28, 2026, the remaining availability under this share repurchase program was $921 million.
Refer to Note 17 - “Shareholders’ Equity” to the accompanying consolidated financial statements for additional information.

Contractual Obligations and Commercial Commitments
As of March 28, 2026, our contractual obligations and commercial commitments were as follows (in millions):

Fiscal Years	Fiscal 2027	Fiscal 2028-2029	Fiscal 2030-2031	Fiscal 2032 and Thereafter	Total
Inventory purchase obligations	$470	$—	$—	$—	$470
Operating leases	287	427	235	318	1,267
Other commitments	45	17	4	1	67
Short-term debt	14	—	—	—	14
Long-term debt	—	343	—	—	343
Interest, net (1)	—	—	—	—	—
Total	$816	$787	$239	$319	$2,161

(1)We expect to be in a net interest income position, therefore, we would not expect to have net interest obligations through the above periods.
Operating leases represent equipment leases and the minimum lease rental payments due under non-cancelable operating leases for our real estate locations globally. In addition to the above amounts, we are typically required to pay real estate taxes, contingent rent based on sales volume and other occupancy costs relating to leased properties for our retail stores.
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
The above table excludes current liabilities (other than short-term debt and short-term operating lease liabilities) recorded as of March 28, 2026, as these items will be paid within one year, and non-current liabilities that have no cash outflows associated with them (e.g., deferred taxes).

Off-Balance Sheet Arrangements
We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. In addition to the commitments in the above table, our off-balance sheet commitments relating to our outstanding letters of credit were $23 million at March 28, 2026, including $22 million in letters of credit issued outside of the 2025 Credit Facilities. In addition, as of March 28, 2026, bank guarantees of approximately $29 million were supported by our various credit facilities. We do not have any other off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.
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

Foreign Currency Exchange Risk
Forward Foreign Currency Exchange Contracts
We are exposed to risks on certain purchase commitments to foreign suppliers based on the value of our purchasing subsidiaries’ local currency relative to the currency requirement of the supplier on the date of the commitment. As such, we may enter into forward foreign currency exchange contracts that generally mature in 12 months or less and are consistent with the related purchase commitments to manage our exposure to the changes in the value of the Euro and the Canadian Dollar. These contracts are recorded at fair value in our consolidated balance sheets as either an asset or liability and are derivative contracts to hedge cash flow risks. Certain of these contracts are designated as hedges for hedge accounting purposes, while others are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of the majority of these contracts at the balance sheet date are recorded in equity as a component of accumulated other comprehensive (loss) income, and upon maturity (settlement) are recorded in, or reclassified into, our cost of goods sold in our consolidated statements of operations and comprehensive (loss) income, as applicable to the transactions for which the forward foreign currency exchange contracts were established.
We perform a sensitivity analysis on our designated forward currency contracts to determine the effects of fluctuations in foreign currency exchange rates. For this sensitivity analysis, we assume a hypothetical change in the United States dollar against the applicable foreign exchange rates. As of March 28, 2026, a 10% appreciation or devaluation of the United States dollar compared to the level of foreign currency exchange rates for currencies under contract as of March 28, 2026, would result in a net increase or decrease, respectively, of approximately $11 million in the fair value of these contracts.
Net Investment Hedges
We also use cross currency swap agreements to hedge our net investments in foreign operations against future volatility in the exchange rates between different currencies. We are exposed to risks related to foreign currency exchange rate movements on our net investments in foreign operations due to the volatility in the exchange rates between different functional currencies. As of March 28, 2026, we have multiple fixed to fixed cross-currency swap agreements with aggregate notional amounts of $3.5 billion to hedge our net investment in CHF denominated subsidiaries against future volatility in the exchange rates between the United States dollar and CHF. Under the terms of these contracts, we will exchange monthly and semi-annual fixed rate payments on United States notional amounts for fixed rate payments of 0% in CHF. Based on the net investment hedges outstanding as of March 28, 2026, a 10% appreciation or devaluation of the United States dollar compared to the level of foreign currency exchange rates for currencies under contract as of March 28, 2026, would result in a net increase or decrease, respectively, of approximately $385 million in the fair value of these contracts. These contracts have maturity dates between March 2027 and May 2045.
As of March 28, 2026, we have multiple fixed to fixed cross-currency swap agreements with aggregate notional amounts of $2.364 billion to hedge our net investment in Euro denominated subsidiaries against future volatility in the exchange rates between the United States dollar and Euro. Under the terms of these contracts, we will exchange monthly fixed rate payments on United States dollar notional amounts for fixed rate payments of 0% in Euros. Based on the net investment hedges outstanding as of March 28, 2026, a 10% appreciation or devaluation of the United States dollar compared to the level of foreign currency exchange rates for currencies under contract as of March 28, 2026, would result in a net increase or decrease, respectively, of approximately $245 million in the fair value of these contracts. These contracts have maturity dates between December 2027 and July 2031.
Interest Rate Risk
We are exposed to interest rate risk related to borrowings outstanding under our Revolving Credit Facilities. Our Revolving Credit Facilities carries interest rates that are tied to the prime rate and other institutional lending rates (depending on the particular origination of borrowing), as further described in Note 13 - “Debt Obligations” to the accompanying consolidated financial statements. Our Hong Kong Credit Facility carries interest at a rate that is tied to the Hong Kong Interbank Offered Rate. Our China Credit Facility carries interest at a rate that is tied to the People’s Bank of China’s Benchmark lending rate. Our Japan Credit Facility bears interest at the Tokyo Interbank Offered Rate (“TIBOR”) plus 60 basis points two business days prior to the date of borrowing or the date of interest renewal. Therefore, our consolidated statements of operations and comprehensive (loss) income and cash flows are exposed to changes in those interest rates. At March 28, 2026, we had $340 million of borrowings outstanding under our Revolving Credit Facility and no borrowings outstanding under all other Credit Facilities, as further described in Note 13 - “Debt Obligations” to the accompanying consolidated financial statements.

At March 29, 2025, we had $755 million of borrowings outstanding under our Revolving Credit Facility, $706 million, outstanding, net of debt issuance costs, under our 2025 Term Loans and no borrowings outstanding under all other Credit Facilities.
These balances are not indicative of future balances that may be outstanding under our credit facilities that may be subject to fluctuations in interest rates. Any increases in the applicable interest rates would cause an increase to the interest expense relative to any outstanding balance at that date.
Item 8.    Financial Statements and Supplementary Data
Refer to Item 15. - “Exhibits and Financial Statement Schedules” for a listing of the consolidated financial statements and supplementary data included in this report.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), our principal executive officer and principal financial officer, respectively, of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of March 28, 2026. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures are effective as of March 28, 2026.
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
Our management assessed the effectiveness of our internal control over financial reporting as of March 28, 2026. In making this assessment, it used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), the 2013 Framework. Based on this assessment, management has determined that, as of March 28, 2026, our internal control over financial reporting is effective based on those criteria.
The Company’s internal control over financial reporting as of March 28, 2026, as well as the consolidated financial statements, have been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 28, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The Global Optimization Plan concluded as of September 27, 2025. Net restructuring expense recorded in connection with the Global Optimization Plan was $15 million during the fiscal year ended March 28, 2026 primarily related to the final lease termination costs in connection with this program.
This disclosure is intended to satisfy the requirements of Item 2.05 of Form 8-K.
Rule 10b5-1 Trading Arrangements
During the quarterly period ended March 28, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10.    Directors, Executive Officers and Corporate Governance
Information with respect to this Item will be included in the Company’s Proxy Statement to be filed in June 2026, which is incorporated herein by reference.
Item 11.    Executive Compensation
Information with respect to this Item will be included in the Company’s Proxy Statement to be filed in June 2026, which is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information as of March 28, 2026 regarding compensation plans under which the Company’s equity securities are authorized for issuance:

Equity Compensation Plan Information
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	2,772,661	$20.63	4,351,867
Equity compensation plans not approved by security holders	—	$—	—
Total	2,772,661	$20.63	4,351,867

(1)Reflects restricted share units issued under the Company’s Fourth Amended and Restated Omnibus Incentive Plan (or predecessor plan).
(2)Represents the weighted average exercise price of outstanding share awards only.
Item 13.    Certain Relationships, Related Transactions and Director Independence
Information with respect to this Item will be included in the Company’s Proxy Statement to be filed in June 2026, which is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
Information with respect to this Item will be included in the Company’s Proxy Statement to be filed in June 2026, which is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this annual report on Form 10-K:
1.The following consolidated financial statements listed below are filed as a separate section of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm - Ernst & Young LLP (PCAOB ID No. 42).
Consolidated Balance Sheets as of March 28, 2026 and March 29, 2025.
Consolidated Statements of Operations and Comprehensive (Loss) Income for the fiscal years ended March 28, 2026, March 29, 2025 and March 30, 2024.
Consolidated Statements of Shareholders’ Equity for the fiscal years ended March 28, 2026, March 29, 2025 and March 30, 2024.
Consolidated Statements of Cash Flows for the fiscal years ended March 28, 2026, March 29, 2025 and March 30, 2024.
Notes to Consolidated Financial Statements for the fiscal years ended March 28, 2026, March 29, 2025 and March 30, 2024.
2.Exhibits:

EXHIBIT INDEX

Exhibit No.	Document Description
2.1*	Stock Purchase Agreement, dated April 10, 2025, by and between Capri Holdings Limited and Prada S.p.A (included as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-35368), filed on April 10, 2025 and incorporated herein by reference).
3.1	Amended and Restated Memorandum and Articles of Association of Capri Holdings Limited (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35368) filed on December 31, 2018 and incorporated herein by reference).
3.2	Amendment to Amended and Restated Memorandum and Articles of Association of Capri Holdings, effective May 24, 2023 (included as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2023 (File No. 001-35368), filed on May 31, 2023 and incorporated herein by reference).
4.1	Specimen of Ordinary Share Certificate of Capri Holdings Limited (included as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2019 (File No. 001-35368), filed on May 29, 2019 and incorporated herein by reference).
4.2	Indenture, dated as of October 20, 2017, by and among Michael Kors (USA), Inc., Michael Kors Holdings Limited, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-35368), filed on October 20, 2017 and incorporated herein by reference).
10.1	Amended and Restated Credit Agreement, dated as of February 4, 2025 among Capri Holdings Limited, Michael Kors (USA), Inc., Michael Kors (Switzerland) GmbH, the foreign subsidiary borrowers party thereto, the guarantors party thereto, the financial institutions party thereto as lenders and issuing banks and JPMorgan Chase Bank, N.A., as administrative agent (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35368, filed on February 4, 2025 and incorporated herein by reference). (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35368), filed on July 1, 2020 and incorporated herein by reference).
10.2	Form of Indemnification Agreement between Michael Kors Holdings Limited and its directors and executive officers (included as Exhibit 10.5 to the Company’s Registration Statement on Form F-1, as amended (File No. 333-178282), filed on December 2, 2011 and incorporated herein by reference).
10.3	Capri Holdings Limited Third Amended and Restated Omnibus Incentive Plan (included as Annex B to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-35368), filed on June 16, 2022 and incorporated herein by reference).
10.4
Fifth Amended and Restated Employment Agreement, dated as of March 7, 2022, by and among Michael Kors (USA), Inc., Capri Holdings Limited and John D. Idol (included as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 2022 (File No. 001-35368), filed on June 1, 2022 and incorporated herein by reference).

10.5	Form of Annual Incentive Plan (included as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2024 (File No. 001-35368), filed on May 29, 2024 and incorporated herein by reference).
10.6	Form of Employee Non-Qualified Option Award Agreement (included as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2015 (File No. 001-35368), filed on May 27, 2015 and incorporated herein by reference).
10.7	Form of Employee Restricted Share Unit Award Agreement (included as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2015 (File No. 001-35368), filed on May 27, 2015 and incorporated herein by reference).
10.8	Form of Performance-Based Restricted Share Unit Award Agreement (included as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2015 (File No. 001-35368), filed on May 27, 2015 and incorporated herein by reference).
10.9	Form of Independent Director Restricted Share Unit Award Agreement (included as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2015 (File No. 001-35368), filed on May 27, 2015 and incorporated herein by reference).
10.10	Aircraft Time Sharing Agreement, effective as of December 20, 2022, by and between Michael Kors (USA), Inc. and John Idol (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2022 (File No. 001-35368), filed on February 8, 2023 and incorporated herein by reference).
10.11	Amended and Restated Employment Agreement by and among Capri Holdings Limited, Michael Kors (USA), Inc. and Thomas J. Edwards, Jr., dated as of May 30, 2023 (included as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2023 (File No. 001-35368), filed on May 31, 2023 and incorporated herein by reference).
10.12	Capri Holdings Limited Deferred Compensation Plan (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35368), filed on November 14, 2019 and incorporated herein by reference).

Exhibit No.	Document Description
10.13	Amended and Restated Employment Agreement by and among Capri Holdings Limited, Michael Kors (USA), Inc. and Krista A. McDonough, dated as of May 30, 2023 (included as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2023 (File No. 001-35368), filed on May 31, 2023 and incorporated herein by reference).
10.14
Amended and Restated Employment Agreement by and among Capri Holdings Limited, Michael Kors (USA), Inc. and Jenna Hendricks, dated as of May 30, 2023 (included as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2023 (File No. 001-35368), filed on May 31, 2023 and incorporated herein by reference).

10.15	Change in Control Continuity Agreement by and between Capri Holdings Limited and Thomas J. Edwards, Jr., dated as of May 30, 2023 (included as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2023 (File No. 001-35368), filed on May 31, 2023 and incorporated herein by reference).
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

10.18	Letter Agreement, dated November 14, 2024, between Capri Holdings Limited and Thomas J. Edwards, Jr. (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2024 (File No. 001-35368, filed on February 5, 2025 and incorporated herein by reference).
10.19	Letter Agreement, dated November 14, 2024, between Capri Holdings Limited and Jenna Hendricks (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2024 (File No. 001-35368, filed on February 5, 2025 and incorporated herein by reference).
10.20	Letter Agreement, dated as of December 15, 2023, by and between Capri Holdings Limited and Jenna A. Hendricks (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35368), filed on December 18, 2023 and incorporated herein by reference).
10.21	Letter Agreement, dated November 14, 2024, between Capri Holdings Limited and Krista A. McDonough (included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2024 (File No. 001-35368, filed on February 5, 2025 and incorporated herein by reference).
10.22	Letter Agreement, dated December 2, 2025, between Capri Holdings Limited and Krista A. McDonough (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 27, 2025 (File No. 001-35368), filed on February 3, 2026 and incorporated herein by reference).
10.23	Employment Agreement by and among Capri Holdings Limited, Michael Kors (USA), Inc. and Tyler Reddien, dated as of February 24, 2026.
10.24	Change in Control Continuity Agreement by and between Capri Holdings Limited and Tyler Reddien, dated as of March 30, 2026.
19	Capri Holdings Limited Insider Trading Policy, as amended and restated on May 21, 2025 (included as Exhibit 19 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2025 (File No. 001-35368), filed on May 28, 2025 and incorporated herein by reference).
21.1	List of subsidiaries of Capri Holdings Limited.
23.2	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Capri Holdings Limited Clawback Policy (included as Exhibit 97 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2024 (File No. 001-35368, filed on May 29, 2024 and incorporated herein by reference).
101.1	Interactive Data Files.
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
Date: May 27, 2026

CAPRI HOLDINGS LIMITED
By:	/s/ John D. Idol
Name:	John D. Idol
Title:	Chairman & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John D. Idol	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	May 27, 2026
John D. Idol
By:	/s/ Tyler Reddien	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	May 27, 2026
Tyler Reddien
By:	/s/ Marilyn Crouther	Director	May 27, 2026
Marilyn Crouther
By:	/s/ Robin Freestone	Director	May 27, 2026
Robin Freestone
By:	/s/ Judy Gibbons	Director	May 27, 2026
Judy Gibbons
By:	/s/ Mahesh Madhavan	Director	May 27, 2026
Mahesh Madhavan
By:	/s/ Stephen F. Reitman	Director	May 27, 2026
Stephen F. Reitman
By:	/s/ Jane Thompson	Director	May 27, 2026
Jane Thompson
By:	/s/ Jean Tomlin	Director	May 27, 2026
Jean Tomlin

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Capri Holdings Limited
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Capri Holdings Limited and subsidiaries (the “Company”) as of March 28, 2026 and March 29, 2025, and the related consolidated statements of operations and comprehensive (loss) income, shareholders' equity and cash flows for each of the three years in the period ended March 28, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 28, 2026 and March 29, 2025, and the results of its operations and its cash flows for each of the three years in the period ended March 28, 2026, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 28, 2026, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 27, 2026 expressed an unqualified opinion thereon.
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

Valuation of Indefinite-lived Intangible Assets
Description of the Matter
At March 28, 2026, the Company’s indefinite-lived intangible assets, consisted of brand names, totaling $209 million. As discussed in Note 3 to the consolidated financial statements, indefinite-lived intangible assets are assessed for impairment on an annual basis, or whenever impairment indicators exist.

Auditing the Company’s impairment assessments described above was complex and highly judgmental due to the significant estimation required in determining the fair value of the indefinite-lived intangible assets. In particular, the fair value estimates were sensitive to significant assumptions, such as changes in revenue and revenue growth rates, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s indefinite-lived intangible asset impairment assessment process, including controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the Company’s indefinite-lived intangible assets, we performed audit procedures that included, among others, assessing the valuation methodologies and testing the significant assumptions discussed above and the completeness and accuracy of the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends and evaluated whether changes to the Company’s business environment would affect the significant assumptions. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of indefinite-lived intangible assets that would result from changes in the assumptions. We also involved our internal valuation specialists to assist in our evaluation of the significant assumptions and methodologies used by the Company in developing the fair value estimates.
/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 2014.
New York, New York
May 27, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Capri Holdings Limited
Opinion on Internal Control Over Financial Reporting
We have audited Capri Holdings Limited and subsidiaries’ internal control over financial reporting as of March 28, 2026, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Capri Holdings Limited and subsidiaries (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of March 28, 2026, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 28, 2026 and March 29, 2025, the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity and cash flows for each of the three years in the period ended March 28, 2026, and the related notes and our report dated May 27, 2026 expressed an unqualified opinion thereon.
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
May 27, 2026

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 28, 2026	March 29, 2025
Assets
Current assets
Cash and cash equivalents	$135	$107
Receivables, net	211	215
Inventories, net	581	701
Prepaid expenses and other current assets	226	156
Current assets held for sale	—	342
Total current assets	1,153	1,521
Property and equipment, net	371	393
Operating lease right-of-use assets	854	825
Intangible assets, net	562	582
Goodwill	202	199
Deferred tax assets	—	—
Other assets	92	99
Noncurrent assets held for sale	—	1,594
Total assets	$3,234	$5,213
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$311	$379
Accrued payroll and payroll related expenses	122	81
Accrued income taxes	23	66
Short-term operating lease liabilities	233	249
Short-term debt	14	24
Accrued expenses and other current liabilities	251	233
Current liabilities held for sale	—	304
Total current liabilities	954	1,336
Long-term operating lease liabilities	830	814
Deferred tax liabilities	88	233
Long-term debt	343	1,466
Other long-term liabilities	935	417
Noncurrent liabilities held for sale	—	575
Total liabilities	3,150	4,841
Commitments and contingencies
Shareholders’ equity
Ordinary shares, no par value; 650,000,000 shares authorized; 229,042,390 shares issued and 115,175,268 outstanding at March 28, 2026; 227,672,351 shares issued and 117,913,201 outstanding at March 29, 2025	—	—
Treasury shares, at cost (113,867,122 shares at March 28, 2026 and 109,759,150 shares at March 29, 2025)	(5,543)	(5,462)
Additional paid-in capital	1,512	1,476
Accumulated other comprehensive (loss) income	(323)	57
Retained earnings	4,434	4,297
Total shareholders’ equity of Capri	80	368
Noncontrolling interest	4	4
Total shareholders’ equity	84	372
Total liabilities and shareholders’ equity	$3,234	$5,213
See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In millions, except share and per share data)

	Fiscal Years Ended
	March 28, 2026	March 29, 2025	March 30, 2024
Total revenue	$3,474	$3,621	$4,140
Cost of goods sold	1,311	1,370	1,525
Gross profit	2,163	2,251	2,615
Selling, general and administrative expenses	1,964	1,998	2,132
Depreciation and amortization	121	132	132
Impairment of assets	40	142	292
Restructuring and other expense	15	5	—
Total operating expenses	2,140	2,277	2,556
Income (loss) from continuing operations	23	(26)	59
Other (income) expense, net	(5)	8	(5)
Interest (income) expense, net	(77)	(37)	6
Foreign currency (gain) loss	(2)	5	37
Income (loss) from continuing operations before income taxes	107	(2)	21
Provision for income taxes	27	524	8
Net income (loss) from continuing operations	80	(526)	13
Net income (loss) from discontinued operations, net of tax	58	(653)	(242)
Net income (loss)	138	(1,179)	(229)
Less: Net income attributable to noncontrolling interest from continuing operations	1	3	—
Net income (loss) attributable to Capri	$137	$(1,182)	$(229)

Weighted average ordinary shares outstanding:
Basic	119,309,284	118,256,350	117,014,420
Diluted	119,848,361	118,256,350	118,057,806
Net income (loss) per ordinary share attributable to Capri:
Basic from continuing operations	$0.65	$(4.47)	$0.11
Basic from discontinued operations	0.49	(5.53)	(2.07)
Basic per ordinary share	$1.14	$(10.00)	$(1.96)

Diluted from continuing operations	$0.65	$(4.47)	$0.11
Diluted from discontinued operations	0.49	(5.53)	(2.07)
Diluted per ordinary share	$1.14	$(10.00)	$(1.96)

Statements of Comprehensive Loss:
Net income (loss)	$138	$(1,179)	$(229)
Foreign currency translation adjustments	(391)	(94)	4
Net gain (loss) on derivatives	11	(10)	10
Comprehensive loss	(242)	(1,283)	(215)
Less: Net income attributable to noncontrolling interest	1	3	—
Comprehensive loss attributable to Capri	$(243)	$(1,286)	$(215)

See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data which is in thousands)

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		AOCI (1)	Retained Earnings	Total Equity of Capri	Non-controlling Interest	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at April 1, 2023	224,166	$—	$1,344	(106,819)	$(5,351)	$147	$5,708	$1,848	$1	$1,849
Net loss	—	—	—	—	—	—	(229)	(229)	—	(229)
Other comprehensive income	—	—	—	—	—	14	—	14	—	14
Total comprehensive loss	—	—	—	—	—	—	—	(215)	—	(215)
Vesting of restricted awards, net of forfeitures	2,091	—	—	—	—	—	—	—	—	—
Exercise of employee share options	14	—	1	—	—	—	—	1	—	1
Share based compensation expense	—	—	72	—	—	—	—	72	—	72
Repurchase of ordinary shares	—	—	—	(2,822)	(107)	—	—	(107)	—	(107)
Balance at March 30, 2024	226,271	—	1,417	(109,641)	(5,458)	161	5,479	1,599	1	1,600
Net (loss) income	—	—	—	—	—	—	(1,182)	(1,182)	3	(1,179)
Other comprehensive loss	—	—	—	—	—	(104)	—	(104)	—	(104)
Total comprehensive (loss) income	—	—	—	—	—	—	—	(1,286)	3	(1,283)
Vesting of restricted awards, net of forfeitures	1,401	—	—	—	—	—	—	—	—	—
Share based compensation expense	—	—	59	—	—	—	—	59	—	59
Repurchase of ordinary shares	—	—	—	(118)	(4)	—	—	(4)	—	(4)
Balance at March 29, 2025	227,672	—	1,476	(109,759)	(5,462)	57	4,297	368	4	372
Net income	—	—	—	—	—	—	137	137	1	138
Other comprehensive loss	—	—	—	—	—	(380)	—	(380)	—	(380)
Total comprehensive (loss) income	—	—	—	—	—	—	—	(243)	1	(242)
Vesting of restricted awards, net of forfeitures	1,370	—	—	—	—	—	—	—	—	—
Share based compensation expense	—	—	36	—	—	—	—	36	—	36
Repurchase of ordinary shares	—	—	—	(4,108)	(81)	—	—	(81)	—	(81)
Other	—	—	—	—	—	—	—	—	(1)	(1)
Balance at March 28, 2026	229,042	$—	$1,512	(113,867)	$(5,543)	$(323)	$4,434	$80	$4	$84

(1)Accumulated other comprehensive income (loss).

See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal Years Ended
	March 28, 2026	March 29, 2025	March 30, 2024
Cash flows from operating activities
Net income (loss)	$138	$(1,179)	$(229)
Net income (loss) from discontinued operations, net of tax	58	(653)	(242)
Net income (loss) from continuing operations	80	(526)	13
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	121	132	132
Share-based compensation expense	34	50	55
Impairment of assets	40	142	294
Deferred income taxes	(12)	333	(107)
Changes to lease related balances, net	(64)	(97)	(89)
Foreign currency losses	(4)	(2)	31
Other non-cash charges	24	12	(1)
Change in assets and liabilities:
Receivables, net	—	49	20
Inventories, net	133	(39)	177
Prepaid expenses and other current assets	(64)	2	(40)
Accounts payable	(76)	115	(34)
Accrued expenses and other current liabilities	(15)	13	(57)
Other long-term assets and liabilities	—	(30)	(38)
Net cash provided by operating activities of continuing operations	197	154	356
Net cash (used in) provided by operating activities of discontinued operations	(120)	127	(47)
Net cash provided by operating activities	77	281	309
Cash flows from investing activities
Capital expenditures	(63)	(74)	(135)
Cash paid for business acquisitions, net of cash acquired	—	(9)	—
Settlement of hedges	—	84	54
Net cash (used in) provided by investing activities of continuing operations	(63)	1	(81)
Net cash provided by (used in) investing activities of discontinued operations	1,282	(54)	(54)
Net cash provided by (used in) investing activities	1,219	(53)	(135)
Cash flows from financing activities
Debt borrowings	2,304	3,329	1,737
Debt repayments	(3,523)	(3,547)	(1,839)
Debt issuance costs	—	(7)	—
Repurchase of ordinary shares	(81)	(4)	(107)
Settlement of interest rate swaps	—	(13)	—
Exercise of employee share options	—	—	1
Other financing activities	(1)	—	—
Net cash used in financing activities of continuing operations	(1,301)	(242)	(208)
Net cash used in financing activities of discontinued operations	—	—	—
Net cash used in financing activities	(1,301)	(242)	(208)
Effect of exchange rate changes on cash and cash equivalents	(25)	(16)	(17)
Net decrease in cash, cash equivalents and restricted cash	(30)	(30)	(51)
Beginning of period	175	205	256
End of period	$145	$175	$205
Supplemental disclosures of cash flow information
Cash paid for interest	$45	$87	$96
Cash paid for income taxes	$102	$125	$156
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$18	$16	$35
Summary of cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash of continuing operations, end of period	$145	$116	$149
Cash, cash equivalents and restricted cash of discontinued operations, end of period	—	59	56
Cash, cash equivalents and restricted cash, end of period	$145	$175	$205
See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Basis of Presentation
The Company was incorporated in the British Virgin Islands on December 13, 2002 as Michael Kors Holdings Limited and changed its name to Capri Holdings Limited (“Capri,” and together with its subsidiaries, the “Company”) on December 31, 2018. The Company is a holding company that owns brands that are leading designers, marketers, distributors and retailers of branded women’s and men’s accessories, apparel and footwear bearing the Michael Kors and Jimmy Choo tradenames and related trademarks and logos. The Company operates in two reportable segments: Michael Kors and Jimmy Choo. Refer to Note 21 - “Segment Information” for additional information regarding the Company’s segments.
On April 10, 2025, the Company and Prada S.p.A. (“Prada”) entered into a Stock Purchase Agreement (the “Purchase Agreement”) whereby Prada agreed to acquire certain subsidiaries of the Company which operate the Company’s Versace business. As a result, the Company determined that the held for sale and discontinued operations criteria were met during the first quarter of Fiscal 2026 and the Company classified its results of operations and cash flows of the Versace business as discontinued operations in its consolidated statements of operations and comprehensive income (loss) and consolidated statements of cash flows for all periods presented. Accordingly, the related assets and liabilities associated with the discontinued operations are classified as held for sale in the consolidated balance sheet as of March 29, 2025. On December 2, 2025, the Company completed the sale of its Versace business. Unless otherwise noted, discussion within these notes to the consolidated financial statements relate to continuing operations. Refer to Note 4 - “Discontinued Operations” for further information.
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
The Company utilizes a 52- to 53-week fiscal year, and the term “Fiscal Year” or “Fiscal” refers to that 52-week or 53-week period. The fiscal years ending on March 28, 2026, March 29, 2025 and March 30, 2024 (“Fiscal 2026”, “Fiscal 2025” and “Fiscal 2024”, respectively) contain 52 weeks. The Company’s Fiscal 2027 is a 53-week period ending April 3, 2027.
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

The following table details the activity and balances of the Company’s sales reserves for the fiscal years ended March 28, 2026, March 29, 2025, and March 30, 2024 (in millions):

	Balance Beginning of Year	Amounts Charged to Revenue	Write-offs Against Reserves	Balance at Year End
Total Sales Reserves:
Fiscal Year Ended March 28, 2026	$59	$366	$(362)	$63
Fiscal Year Ended March 29, 2025	$59	$365	$(365)	$59
Fiscal Year Ended March 30, 2024	$65	$311	$(317)	$59
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
Advertising and Marketing Costs
Advertising and marketing costs are generally expensed when the advertisement is first exhibited and are recorded in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive (loss) income. Advertising and marketing expense was $285 million, $298 million and $313 million in Fiscal 2026, Fiscal 2025 and Fiscal 2024, respectively.
Cooperative advertising expense, which represents the Company’s participation in advertising expenses of its wholesale customers, is reflected as a reduction to revenue. Expenses related to cooperative advertising for Fiscal 2026, Fiscal 2025 and Fiscal 2024, were $6 million, $8 million and $5 million, respectively.
Shipping and Handling
Inbound freight expenses are recorded as part of cost of goods sold, along with product costs and other costs to acquire inventory. The costs of preparing products for sale, including warehousing expenses, are included in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive (loss) income. Outbound freight expenses are recorded as part of selling, general and administrative expenses and include the costs of shipping products to the Company’s e-commerce customers. Shipping and handling costs included within selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive (loss) income were $201 million, $228 million and $228 million for Fiscal 2026, Fiscal 2025 and Fiscal 2024, respectively. Shipping and handling costs charged to customers are included in total revenue.
U.S. Import Tariffs
On February 20, 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act ("IEEPA") does not provide the U.S. executive branch of government the authority to impose import tariffs, which invalidated the IEEPA tariffs imposed in April of 2025 (the "IEEPA Tariffs"). Following the Supreme Court’s decision, the U.S. Court of International Trade (“CIT”) ordered the United States Customs and Border Protection ("CBP") to begin providing refunds to all importers of record whose entries were subject to the IEEPA Tariffs. On April 20, 2026, the CBP launched its Consolidated Administration and Processing of Entries (“CAPE”) system intended to automate and expedite the refund of the IEEPA Tariffs. Shortly after the launch of the CAPE system, the Company submitted its CAPE declaration for all entries currently eligible for CAPE.
During Fiscal 2026, the Company paid approximately $65 million of IEEPA Tariffs. The Company is accounting for the IEEPA Tariff refunds pursuant to ASC 410-30, Environmental Obligations. As of March 28, 2026, the Company intended to recover all the IEEPA Tariffs previously paid and has recorded an IEEPA Tariff refund receivable of $65 million. The IEEPA Tariff refund receivable is included within prepaid expenses and other current assets on the consolidated balance sheets. Of this total amount, $40 million was recorded as a reduction to Fiscal 2026 cost of goods sold and $25 million was recorded as a reduction to Inventory as of March 28, 2026.
Cash, Cash Equivalents and Restricted Cash
All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Included in the Company’s cash and cash equivalents as of March 28, 2026 and March 29, 2025 are credit card receivables of $18 million and $20 million, respectively, which generally settle within two to three business days.
A reconciliation of cash, cash equivalents and restricted cash as of March 28, 2026 and March 29, 2025 from the consolidated balance sheets to the consolidated statements of cash flows is as follows:

	Fiscal Years Ended
	March 28, 2026	March 29, 2025
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$135	$107
Restricted cash included within prepaid expenses and other current assets	10	9
Total cash, cash equivalents and restricted cash shown on the consolidated statements of cash flows from continuing operations	$145	$116
Inventories
Inventories primarily consist of finished goods with the exception of raw materials and work in process. The combined total of raw materials and work in process recorded on the Company’s consolidated balance sheets was $20 million as of March 28, 2026 and $17 million as of March 29, 2025. Inventories are stated at the lower of cost or net realizable value. Cost is determined using the weighted-average cost method. Costs include amounts paid to independent manufacturers, plus duties, tariffs and freight to bring the goods to the Company’s warehouses, as well as shipments to stores. The Company continuously evaluates the composition of its inventory and makes adjustments when the cost of inventory is not expected to be fully recoverable. The net realizable value of the Company’s inventory is estimated based on historical experience, current and forecasted demand and other market conditions. In addition, reserves for inventory losses are estimated based on historical experience and physical inventory counts. The Company’s inventory reserves are estimates, which could vary significantly from actual results if future economic conditions, customer demand or competition differ from expectations. The Company’s historical estimates have not differed materially from actual results.
Store Pre-opening Costs
Costs associated with the opening of new retail stores and start up activities are expensed as incurred.
Property and Equipment
Property and equipment is stated at cost less accumulated depreciation and amortization (carrying value). Depreciation is recorded on a straight-line basis over the expected remaining useful lives of the related assets. Equipment and furniture and fixtures are depreciated over five to seven years, computer hardware and software are depreciated over three to five years. The Company’s share of the cost of constructing in-store shop displays within its wholesale customers’ floor-space (“shop-in-shops”), which is paid directly to third-party suppliers, is capitalized as property and equipment and is generally amortized over a useful life of three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated remaining useful lives of the related assets or the remaining lease term, including reasonably assured renewals. Maintenance and repairs are charged to expense as incurred.
The Company capitalizes, in property and equipment, direct costs incurred during the application development stage and the implementation stage for developing, purchasing or otherwise acquiring software for its internal use. These costs are amortized over the estimated useful lives of the software, generally five years, except for ERP systems which have an estimated useful life of ten years. All costs incurred during the preliminary project stage, including project scoping and identification and testing of alternatives, are expensed as incurred.

Definite-lived Intangible Assets
The Company’s definite-lived intangible assets consist of reacquired rights, customer relationships and trademarks which are stated at cost less accumulated amortization. The Company’s customer relationships are amortized over five to eighteen years. Reacquired rights recorded in connection with the acquisition of Michael Kors (HK) Limited and Subsidiaries are amortized through March 31, 2041, the original expiration date of the Michael Kors license agreement in the Greater China region.
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
During Fiscal 2026, Fiscal 2025 and Fiscal 2024, the Company recorded impairment charges of $40 million, $61 million and $32 million, respectively, which were primarily related to operating lease right-of-use assets and fixed assets of retail store locations. Refer to Note 9 - “Property and Equipment, Net” and Note 15 - “Fair Value Measurements” for additional information.
Goodwill and Indefinite-lived Intangible Assets
The Company records intangible assets based on their fair value on the date of acquisition. Goodwill is recorded as the difference between the fair value of the purchase consideration and the fair value of the net identifiable tangible and intangible assets acquired. The brand intangible assets recorded in connection with the acquisitions of Jimmy Choo were determined to be indefinite-lived intangible assets, which are not subject to amortization. The Company performs an impairment assessment of goodwill, as well as the Jimmy Choo brand intangible assets on an annual basis, or whenever impairment indicators exist. In the absence of any impairment indicators, goodwill and the Jimmy Choo brand are assessed for impairment during the fourth quarter of each fiscal year. Judgments regarding the existence of impairment indicators are based on various factors, including but not limited to, market conditions and operational performance of the business.
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

When performing a quantitative impairment assessment of brand intangible assets, the fair value of the Jimmy Choo brand is estimated using a discounted cash flow analysis based on the “relief from royalty” method, assuming that a third-party would be willing to pay a royalty in lieu of ownership for this intangible asset. This approach is dependent on many factors, including estimates of future revenue growth rates, royalty rates and discount rates. Actual future results may differ from these estimates. An impairment loss is recognized when the estimated fair value of the brand intangible assets is less than its carrying amount.
During the fourth quarter of Fiscal 2026, the Company performed its annual goodwill and indefinite-lived intangible asset impairment analysis. Based on a qualitative impairment assessment of the goodwill for the Michael Kors reporting units, the Company concluded that it is not more likely than not that the fair values were less than its carrying values and, therefore, were not impaired. Based on the results of quantitative assessments of the Jimmy Choo reporting units’ goodwill and brand indefinite-lived intangible assets, the Company determined that the fair value exceeded the related carrying values and therefore were not impaired. Refer to Note 10 - “Intangible Assets and Goodwill” for additional information.
In Fiscal 2025, the Company recorded goodwill impairment charges of $66 million related to the Jimmy Choo Wholesale reporting unit and $15 million related to the Jimmy Choo Retail and Wholesale brand intangible assets. In Fiscal 2024, the Company recorded goodwill impairment charges of $192 million related to the Jimmy Choo Retail and Wholesale reporting units and $70 million related to the Jimmy Choo Retail and Wholesale brand intangible assets. The impairment charges were recorded within impairment of assets on the Company’s consolidated statements of operations and comprehensive (loss) income for the fiscal years ended March 29, 2025 and March 30, 2024. Refer to Note 10 - “Intangible Assets and Goodwill” for information relating to the Company’s annual impairment analysis performed during Fiscal 2026, Fiscal 2025 and Fiscal 2024.
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
Interest Rate Swap Agreements
The Company also uses interest rate swap agreements to hedge the variability of its cash flows resulting from floating interest rates on the Company’s borrowings. When an interest rate swap agreement qualifies for hedge accounting as a cash flow hedge, the changes in the fair value are recorded in equity as a component of accumulated other comprehensive (loss) income and are reclassified into interest (income) expense, net, in the same period during which the hedged transactions affect earnings.

Fair Value Hedges
When a cross-currency swap is designated as a fair value hedge and qualifies as highly effective, it will be recorded at fair value each period on the Company’s consolidated balance sheets, with the difference resulting from the changes in the spot rate recognized in foreign currency (gain) loss on the Company’s consolidated statements of operations and comprehensive (loss) income, which will offset the earnings impact of the original transaction being hedged. If the fair value hedge is terminated and the underlying intercompany loans are settled, the accumulated other comprehensive income (“AOCI”) remaining from the hedge at the time of termination will be reclassified to foreign currency (gain) loss on the Company’s consolidated statements of operations and comprehensive (loss) income.
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
The Company recognizes the impact of an uncertain income tax position taken on its income tax returns at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will be recognized if it has less than a 50% likelihood of being sustained. The tax positions are analyzed at least quarterly and adjustments are made as events occur that warrant adjustments for those positions. The Company records interest expense and penalties payable to relevant tax authorities as income tax expense.
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
Debt Issuance Costs and Unamortized Discounts
The Company defers debt issuance costs directly associated with acquiring third-party financing. These debt issuance costs and any discounts on issued debt are amortized on a straight-line basis, which approximates the effective interest method, as interest expense over the term of the related indebtedness. Deferred financing fees associated with the Company’s Revolving Credit Facilities are primarily recorded within other assets in the Company’s consolidated balance sheets. Deferred financing fees and unamortized discounts associated with the Company’s other borrowings are primarily recorded as an offset to long-term debt in the Company’s consolidated balance sheets. Refer to Note 13 - “Debt Obligations” for additional information.
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

The components of the calculation of basic net income (loss) per ordinary share and diluted net income (loss) per ordinary share are as follows (in millions, except share and per share data):

	Fiscal Years Ended
	March 28, 2026	March 29, 2025	March 30, 2024
Numerator:
Net income (loss) from continuing operations	$80	$(526)	$13
Less: Net income attributable to noncontrolling interest from continuing operations	1	3	—
Net income (loss) attributable to Capri from continuing operations	$79	$(529)	$13

Net income (loss) from discontinued operations, net of tax	$58	$(653)	$(242)
Less: Net income attributable to noncontrolling interest from discontinued operations	—	—	—
Net income (loss) attributable to Capri from discontinued operations	58	(653)	(242)
Net income (loss) attributable to Capri	$137	$(1,182)	$(229)

Denominator:
Basic weighted average shares	119,309,284	118,256,350	117,014,420
Weighted average dilutive share equivalents:
Share options, restricted stock units, and performance restricted stock units	539,077	—	1,043,386
Diluted weighted average shares	119,848,361	118,256,350	118,057,806

Net income (loss) per ordinary share attributable to Capri:
Basic from continuing operations	$0.65	$(4.47)	$0.11
Basic from discontinued operations	0.49	(5.53)	(2.07)
Basic per ordinary share (1)	$1.14	$(10.00)	$(1.96)

Diluted from continuing operations	$0.65	$(4.47)	$0.11
Diluted from discontinued operations	0.49	(5.53)	(2.07)
Diluted per ordinary share (1)	$1.14	$(10.00)	$(1.96)

(1)Basic and diluted per share amounts are calculated using unrounded numbers.
Share equivalents of 1,584,994 shares and 1,112,025 shares for Fiscal 2026 and Fiscal 2024, respectively, have been excluded from the above calculation due to their anti-dilutive effect.
Diluted net loss per share for Fiscal 2025 excluded all potentially dilutive shares outstanding due to the net loss attributable to Capri from continuing operations for the period.
Noncontrolling Interest
The Company owns a 75% interest in MK (Panama) Holdings, S.A. and subsidiaries (a Michael Kors Latin America joint venture) and a 49% interest in JC Gulf Trading LLC (a Jimmy Choo EMEA joint venture), which are fully consolidated. Noncontrolling interest represents the portion of equity interests not owned by the Company related to these consolidated affiliates.

Recently Adopted Accounting Pronouncements
Income Taxes
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, to enhance transparency and decision usefulness of income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The Company adopted the update on a prospective basis beginning with its Fiscal 2026 annual consolidated financial statements. Refer to Note 19 - “Income Taxes” for the Company’s disclosures relating to this update.
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
4. Discontinued Operations
On April 10, 2025, the Company and Prada entered into the Purchase Agreement whereby Prada agreed to acquire certain subsidiaries of the Company which operate the Company’s Versace business for an aggregate purchase price of $1.375 billion in cash, subject to certain adjustments, including for net indebtedness, working capital and transaction expenses. On December 2, 2025 (the “Closing Date”), the Company completed the sale of its Versace business for gross cash proceeds of $1.395 billion based on an estimated closing statement. After giving effect to certain benefits the purchaser will receive pursuant to the Purchase Agreement and the Transition Services Agreement (“TSA”), the Company’s net consideration from the Versace divestiture was approximately $1.365 billion. Based on the provisions of the Purchase Agreement, Prada delivered an initial closing statement within 90 days of the Closing Date, including net working capital, net indebtedness, cash and certain other post-closing adjustments which is under review. Once the initial closing statement becomes final and binding, the Company will adjust the cash proceeds and record an adjustment to the gain on sale for any difference from the estimated closing statement.
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

The operating results of discontinued operations only reflect revenues and expenses that are directly attributable to the Versace business through the Closing Date that were removed from continuing operations. Discontinued operations do not include any allocation of corporate overhead expense. The following table presents the major components of discontinued operations, net of income taxes, in the Company’s consolidated statements of operations and comprehensive (loss) income (in millions):

	Fiscal Years Ended
	March 28, 2026	March 29, 2025	March 30, 2024
Total revenue	$592	$821	$1,030
Cost of goods sold	173	246	306
Selling, general and administrative expenses	398	583	652
Depreciation and amortization	5	61	56
Impairment of assets	—	655	283
Restructuring and other expense	5	2	33
Other income, net	(44)	—	4
Foreign currency gain	(5)	(1)	—
Income (loss) from discontinued operations before income taxes	60	(725)	(304)
Provision (benefit) for income taxes	2	(72)	(62)
Net income (loss) from discontinued operations, net of tax	$58	$(653)	$(242)
The Company recognized a preliminary gain on sale of $45 million, which is recorded in other (income) expense, net, as part of discontinued operations in the Company’s consolidated statements of operations and comprehensive (loss) income during the fiscal year ended March 28, 2026. The Company included the cash proceeds received from the sale in net cash used in investing activities of discontinued operations within the consolidated statements of cash flows.
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
In addition, the Company agreed to provide certain transition services to Versace pursuant to the TSA. Income related to the TSA is presented in continuing operations within other (income) expense, net, of approximately $4 million on the Company’s consolidated statements of operations and comprehensive (loss) income for the fiscal year ended March 28, 2026 with all related costs presented within selling, general and administrative expenses.

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
The Company has chosen to apply the practical expedient allowing it to not disclose the amount of the transaction price allocated to remaining performance obligations that have an expected duration of 12 months or less.
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
Gift Cards. The Company sells gift cards that can be redeemed for merchandise, resulting in a contract liability upon issuance. Revenue is recognized when a gift card is redeemed or upon “breakage” for the estimated portion of gift cards that are not expected to be redeemed. “Breakage” revenue is calculated under the proportional redemption methodology, which considers the historical patterns of redemption in jurisdictions where the Company is not required to remit the value of the unredeemed gift cards as unclaimed property. The Company anticipates that substantially all of its outstanding gift cards will be redeemed within the next 12 months. The contract liability related to gift and retail store credits, net of estimated “breakage”, was $10 million as of both March 28, 2026 and March 29, 2025, and is included in accrued expenses and other current liabilities in the Company’s consolidated balance sheets.
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
Sales Returns
For the sale of goods with a right of return, the Company recognizes revenue for the consideration for which it expects to be entitled and a refund liability for the amount it expects to refund to its customers within accrued expenses and other current liabilities. The refund liability is estimated based on management’s review of historical and current customer returns for its retail and wholesale customers, estimated future returns, adjusted for non-resalable products. The Company also considers its product strategies, as well as the financial condition of its customers, store closings by wholesale customers, changes in the retail environment and other macroeconomic factors. The Company recognizes an asset with a corresponding adjustment to cost of sales for the right to recover the products from its retail and wholesale customers. The refund liability recorded as of March 28, 2026 was $26 million, and the related asset for the right to recover returned product as of March 28, 2026 was $7 million. The refund liability recorded as of March 29, 2025 was $25 million, and the related asset for the right to recover returned product as of March 29, 2025 was $6 million.
Contract Balances
The Company’s contract liabilities are recorded within accrued expenses and other current liabilities and other long-term liabilities in its consolidated balance sheets depending on the short- or long-term nature of the payments to be recognized. The Company’s contract liabilities primarily consist of gift card liabilities, advanced payments from product licensees and loyalty program liabilities. Total contract liabilities were $11 million and $14 million as of March 28, 2026 and March 29, 2025, respectively. During Fiscal 2026 and Fiscal 2025, the Company recognized $14 million and $16 million in revenue, respectively, relating to contract liabilities that existed at March 29, 2025 and March 30, 2024, respectively. There were no material contract assets recorded as of March 28, 2026 and March 29, 2025.
There were no changes in historical variable consideration estimates that were materially different from actual results.

Disaggregation of Revenue
The following table presents the Company’s segment revenue disaggregated by geographic location (in millions):

	Fiscal Years Ended
	March 28, 2026	March 29, 2025	March 30, 2024
Michael Kors - the Americas	$1,854	$2,051	$2,298
Michael Kors - EMEA	712	665	791
Michael Kors - Asia	308	300	433
Total Michael Kors revenue	2,874	3,016	3,522
Jimmy Choo - the Americas	175	168	176
Jimmy Choo - EMEA	291	287	266
Jimmy Choo - Asia	134	150	176
Total Jimmy Choo revenue	600	605	618

Total - the Americas	2,029	2,219	2,474
Total - EMEA	1,003	952	1,057
Total - Asia	442	450	609
Total revenue	$3,474	$3,621	$4,140
6. Leases
The following table presents supplemental balance sheet information related to leases (in millions):

	Balance Sheet Location	March 28, 2026	March 29, 2025
Assets
Operating leases	Operating lease right-of-use assets	$854	$825

Liabilities
Current:
Operating leases	Short-term portion of operating lease liabilities	$233	$249
Non-current:
Operating leases	Long-term portion of operating lease liabilities	$830	$814
The components of lease costs, net, for the fiscal year ended March 28, 2026 and March 29, 2025 were as follows (in millions):

	Consolidated Statement of Operations and Comprehensive Income (Loss) Location	March 28, 2026	March 29, 2025
Operating lease cost	Selling, general and administrative expenses	$278	$273
Variable lease cost	Selling, general and administrative expenses	120	148
Short-term lease cost	Selling, general and administrative expenses	1	2
Sublease income	Selling, general and administrative expenses	(6)	(8)
Total lease cost, net		$393	$415

The following table presents the Company’s supplemental cash flow information related to leases (in millions):

	March 28, 2026	March 29, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$354	$349
Non-cash transactions:
Lease assets obtained in exchange for new lease liabilities	$310	$159
The following tables summarizes the weighted average remaining lease term and weighted average discount rate related to the Company’s operating lease right-of-use assets and lease liabilities recorded on the balance sheets as of March 28, 2026 and March 29, 2025:

	March 28, 2026	March 29, 2025
Operating leases:
Weighted average remaining lease term (years)	6.1	6.3
Weighted average discount rate	5.3%	5.1%
At March 28, 2026, the future minimum lease payments under the terms of these noncancelable operating lease agreements are as follows (in millions):

March 28, 2026
Fiscal 2027	$287
Fiscal 2028	236
Fiscal 2029	191
Fiscal 2030	138
Fiscal 2031	97
Thereafter	318
Total lease payments	1,267
Less: interest	(204)
Total lease liabilities	$1,063
At March 28, 2026, the future minimum sublease income under the terms of these noncancelable operating lease agreements are as follows (in millions):

March 28, 2026
Fiscal 2027	$8
Fiscal 2028	6
Fiscal 2029	3
Fiscal 2030	3
Fiscal 2031	2
Thereafter	—
Total sublease income	$22
Additionally, the Company had approximately $27 million and $16 million of future payment obligations related to executed lease agreements for which the related lease has not yet commenced as of March 28, 2026 and March 29, 2025, respectively.
Refer to Note 3 - “Summary of Significant Accounting Policies” for additional information on the Company’s accounting policies related to leases.

7. Receivables, net
Receivables, net, consist of (in millions):

	March 28, 2026	March 29, 2025
Trade receivables (1)	$238	$237
Receivables due from licensees	19	20
	257	257
Less: allowances	(46)	(42)
Total receivables, net	$211	$215

(1)As of March 28, 2026 and March 29, 2025, $67 million and $55 million of trade receivables were insured, respectively.
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
Allowance for credit losses was $17 million and $13 million as of March 28, 2026 and March 29, 2025, respectively. The Company had net credit losses of $7 million, $7 million and $3 million for Fiscal 2026, Fiscal 2025 and Fiscal 2024, respectively. In Fiscal 2026, the Company recorded a net incremental allowance for credit losses of $11 million due to a wholesale customer filing a voluntary petition for reorganization under Chapter 11 under U.S. Bankruptcy Code.
8. Concentration of Credit Risk, Major Customers and Suppliers
Financial instruments that subject the Company to concentration of credit risk are cash and cash equivalents, derivatives and receivables. As part of its ongoing procedures, the Company monitors its concentration of deposits with various financial institutions in order to avoid any undue exposure. The Company mitigates its risk by depositing cash and cash equivalents in major financial institutions. The Company also mitigates its credit risk by monitoring credit limits for its customers and obtaining insurance coverage for a portion of its receivables (refer to Note 7 - “Receivables”). The Company is also exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. In order to mitigate counterparty credit risk, the Company only enters into contracts with carefully selected financial institutions based upon their credit ratings and certain other financial factors, adhering to established limits for credit exposure.
No individual customer accounted for 10% or more of the Company’s total revenues during Fiscal 2026, Fiscal 2025 or Fiscal 2024.
The Company contracts for the purchase of finished goods principally with independent third-party contractors, whereby the contractor is generally responsible for all manufacturing processes. Although the Company does not have any long-term agreements with any of its manufacturing contractors, the Company believes it has mutually satisfactory relationships with them. The Company allocates product manufacturing among agents and contractors based on their capabilities, the availability of production capacity, quality, pricing and delivery. The inability of certain contractors to provide needed services on a timely basis could adversely affect the Company’s operations and financial condition. For Fiscal 2026, Fiscal 2025 and Fiscal 2024, respectively, one contractor accounted for approximately 14% of the Company’s total finished goods purchases, based on dollar volume.
The Company also has relationships with various agents who source finished goods with numerous contractors on behalf of its Michael Kors brand. For Fiscal 2026, Fiscal 2025 and Fiscal 2024, respectively, one agent sourced approximately 14% of Michael Kors finished goods, based on dollar volume.

9. Property and Equipment, net
Property and equipment, net, consists of (in millions):

	March 28, 2026	March 29, 2025
Leasehold improvements	$341	$408
Computer equipment and software	264	284
Furniture and fixtures	157	153
Equipment	105	104
Building	62	57
In-store shops	26	26
Land	19	18
Total property and equipment, gross	974	1,050
Less: accumulated depreciation and amortization	(627)	(675)
Subtotal	347	375
Construction-in-progress	24	18
Total property and equipment, net	$371	$393
Depreciation and amortization of property and equipment for the fiscal years ended March 28, 2026, March 29, 2025, and March 30, 2024 totaled $92 million, $105 million and $105 million, respectively. During Fiscal 2026, Fiscal 2025 and Fiscal 2024, the Company recorded property and equipment impairment charges of $9 million, $12 million and $4 million, respectively, primarily related to the Company’s retail store locations. Refer to Note 15 - “Fair Value Measurements” for information related to property and equipment impairment charges.
10. Intangible Assets and Goodwill
The following table details the carrying values of the Company’s intangible assets other than goodwill (in millions):

	March 28, 2026			March 29, 2025
	Gross Carrying Amount	Accumulated Amortization/Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization/Impairment	Net Carrying Amount
Definite-lived intangible assets:
Reacquired rights	$400	$158	$242	$400	$142	$258
Trademarks	23	23	—	23	23	—
Customer relationships (1)	220	109	111	214	94	120
Total definite-lived intangible assets	643	290	353	637	259	378

Indefinite-lived intangible assets:
Jimmy Choo brand (1) (2)	567	358	209	562	358	204
Total indefinite-lived intangible assets	567	358	209	562	358	204

Total intangible assets, excluding goodwill	$1,210	$648	$562	$1,199	$617	$582

(1)The change in the carrying value since March 29, 2025 relates to the impact of foreign currency translation adjustments.
(2)As of March 28, 2026, the Company had accumulated impairment charges of $358 million related to its Jimmy Choo brand intangible assets.

Reacquired rights relate to the Company’s reacquisition of the rights to use the Michael Kors trademarks and to import, sell, advertise and promote certain of its products in the previously licensed territories in the Greater China region which are being amortized through March 31, 2041, the expiration date of the former licensing agreement. Amortization expense for the Company’s definite-lived intangibles was $29 million, $27 million and $27 million, respectively, for each of the fiscal years ended March 28, 2026, March 29, 2025 and March 30, 2024.
Indefinite-lived intangible assets other than goodwill included the Jimmy Choo brand, which was recorded in connection with the acquisition of Jimmy Choo, and has an indefinite life as it is essential to the Company’s ability to operate the business for the foreseeable future.
Estimated amortization expense for each of the next five years is as follows (in millions):

Fiscal 2027	$29
Fiscal 2028	29
Fiscal 2029	29
Fiscal 2030	29
Fiscal 2031	29
Fiscal 2032 and thereafter	208
Total	$353
The future amortization expense above reflects weighted-average estimated remaining useful lives of fifteen years for reacquired rights and nine years for customer relationships.
The following table details the changes in goodwill for each of the Company’s reportable segments (in millions):

	Michael Kors	Jimmy Choo	Total
Balance at March 30, 2024	$120	$133	$253
Acquisition (1)	—	9	9
Impairment charges (2)	—	(66)	(66)
Foreign currency translation	—	3	3
Balance at March 29, 2025	$120	$79	$199
Acquisition	—	—	—
Impairment charges (2)	—	—	—
Foreign currency translation	—	3	3
Balance at March 28, 2026	$120	$82	$202

(1)On May 2, 2024, the Company completed the Sicla Acquisition for cash consideration of $9 million, net of cash acquired. The acquired identifiable assets and liabilities net to a nominal amount, with $9 million recognized in goodwill allocated to the Jimmy Choo reportable segment.
(2)As of March 28, 2026, the Company had accumulated impairment charges of $605 million related to its Jimmy Choo reporting units.
The Company’s goodwill and its Jimmy Choo brand are not subject to amortization but are evaluated for impairment annually in the last quarter of each fiscal year, or whenever impairment indicators exist. During the fourth quarter of Fiscal 2026, the Company performed its annual goodwill and indefinite-lived intangible asset impairment analysis.
The Company performed its goodwill impairment assessment for its Michael Kors reporting units using a qualitative assessment. Based on the results of the Company’s qualitative impairment assessment, the Company concluded that it is not more likely than not that the fair value of each of the Michael Kors’ reporting units was less than their carrying values and, therefore, were not impaired.
The Company performed its annual goodwill impairment analysis for the Jimmy Choo reporting units, electing to bypass the qualitative assessment and proceeding directly to the quantitative impairment analysis using a combination of income and market approaches to estimate the fair value of the brand’s reporting units. The Company also elected to perform a quantitative impairment analysis for the Jimmy Choo brand indefinite-lived intangible asset using an income approach to estimate its fair value. Based on the results of these assessments, the Company determined there was no impairment for Jimmy Choo as the fair value of the reporting units goodwill and brand indefinite-lived intangible assets exceeded their related carrying amounts.
In Fiscal 2025, the Company recorded goodwill impairment charges of $66 million related to the Jimmy Choo Wholesale reporting unit and $15 million related to the Jimmy Choo Retail and Wholesale brand intangible assets. In Fiscal 2024, the Company recorded goodwill impairment charges of $192 million related to the Jimmy Choo Retail and Wholesale reporting units and $70 million related to the Jimmy Choo Retail and Wholesale brand intangible assets. The impairment charges were recorded within impairment of assets on the Company’s consolidated statement of operations and comprehensive (loss) income for the fiscal years ended March 29, 2025 and March 30, 2024, respectively. Refer to Note 15 - “Fair Value Measurements” for additional information.
11. Other Current Assets and Other Current Liabilities
Prepaid expenses and other current assets consist of the following (in millions):

	March 28, 2026	March 29, 2025
Prepaid taxes	$88	$65
U.S. import tariff receivables	65	—
Interest receivable related to hedges	20	36
Prepaid contracts	18	20
Restricted cash	10	9
Other accounts receivables	4	8
Other prepaid expenses and current assets	21	18
Total prepaid expenses and other current assets	$226	$156
Accrued expenses and other current liabilities consist of the following (in millions):

	March 28, 2026	March 29, 2025
Other taxes payable	$33	$32
Short-term derivative liability	30	14
Return liabilities	26	25
Accrued advertising and marketing	24	28
Professional services	20	16
Accrued capital expenditures	18	9
Accrued e-commerce	15	15
Accrued purchases and samples	14	21
Retail store expense accrual	12	15
Accrued rent (1)	11	16
Gift and retail store credits	10	10
Deferred income	3	1
Other accrued expenses and current liabilities	35	31
Total accrued expenses and other current liabilities	$251	$233

(1)The accrued rent balance relates to variable lease payments.
12. Restructuring and Other Expense
Restructuring Charges - Global Optimization Plan
As previously announced during the fourth quarter of Fiscal 2024, the Board of Directors of the Company approved a Global Optimization Plan in order to streamline the Company’s operating model, maximize efficiency and support long-term profitable growth.

During Fiscal 2026, the Company closed 30 retail stores which have been incorporated into the Global Optimization Plan, which concluded as of the second quarter of Fiscal 2026. During Fiscal 2025 and Fiscal 2024, the Company closed 71 and 7 of its retail stores, respectively, which have been incorporated into the Global Optimization Plan. Net restructuring charges recorded in connection with the Global Optimization Plan during Fiscal 2026 was $15 million, primarily related to lease terminations and severance costs in connection with this program. Net restructuring charges recorded in connection with the Global Optimization Plan during Fiscal 2025 was $5 million, primarily related to severance and store closure costs, partially offset by gains on lease terminations. During Fiscal 2024, net restructuring charges were $15 million primarily related to severance and store closure costs.
The below table presents a roll forward of the Company’s restructuring liability related to its Global Optimization Plan (in millions):

	Severance and benefit costs	Lease-related and other costs		Total
Balance at March 29, 2025	$4	$—		$4
Additions charged to expense	5	15	(1)	20
Payments	(9)	(15)		(24)
Balance at March 28, 2026	$—	$—		$—

(1)Excludes $6 million of gains on lease terminations and store closure costs related to operating lease right-of-use assets recorded within restructuring and other expense on the consolidated statements of operations and comprehensive (loss) income for the fiscal year ended March 28, 2026.
Other Charges
There were no other costs recorded during Fiscal 2026 and Fiscal 2025. During Fiscal 2024, the Company recorded net restructuring income of $15 million primarily related to a $10 million gain on the sale of a long-lived corporate asset and gains on store closures.

13. Debt Obligations
The following table presents the Company’s debt obligations (in millions):

	March 28, 2026	March 29, 2025
Revolving Credit Facility	$340	$755
2025 Term Loans	—	712
Other	17	29
Total debt	357	1,496
Less: Unamortized debt issuance costs	—	6
Total carrying value of debt	357	1,490
Less: Short-term debt	14	24
Total long-term debt	$343	$1,466

2025 Credit Facilities
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
Pursuant to the Amended and Restated Credit Agreement, the obligations under the 2025 Credit Facilities are secured by liens on substantially all of the assets of the Company and its U.S. subsidiaries that are borrowers and guarantors, excluding real property and other customary exceptions, and substantially all of the registered intellectual property of the Company and its subsidiaries. With respect to certain non-ordinary course asset sales, the Company may elect to reinvest the net cash proceeds from such sales in the business of the Company and its subsidiaries, and to the extent it does not do so, the Company is required to apply such net cash proceeds to prepay the 2025 Term Loans, subject to certain thresholds and exceptions. The 2025 Term Loans were also required to be prepaid with the net cash proceeds of any indebtedness for borrowed money that is not permitted under the Amended and Restated Credit Agreement, as well as from certain equity issuances by the Company.
In accordance with the prepayment terms under the Amended and Restated Credit Agreement, the Company used a portion of the cash proceeds received in connection with the completion of the Versace sale to prepay the outstanding balances under the 2025 Term Loans. Due to this extinguishment of the 2025 Term Loans, the Company recognized $4 million of related debt issuance costs within the Company's consolidated statements of operations and comprehensive income (loss) for the fiscal year ended March 28, 2026, as a component of interest income, net.

The 2025 Credit Facilities was previously comprised of (i) a $700 million senior secured term loan facility comprised of (a) a $392 million tranche of term loans in United States dollars (the “USD Term Loans”), which was fully drawn by Michael Kors (USA), Inc. on the Closing Date, and (b) a €296 million tranche of term loans in Euro equal to $320 million at the time of closing (the “Euro Term Loans,” and together with the USD Term Loans, the “2025 Term Loans”), which were fully drawn by Michael Kors (Switzerland) GmbH on the Closing Date, and (ii) the existing $1.5 billion revolving credit facility (the “Revolving Credit Facility”) as provided under the Existing Credit Agreement, which may be denominated in United States dollars and other currencies, including Euros, Canadian Dollars, Pounds Sterling, Japanese Yen and Swiss Francs, and which includes sub-facilities for the issuance of letters of credit up to $125 million and swing line loans at the administrative agent’s discretion of up to $100 million. Following the prepayment and extinguishment of the 2025 Term Loans, the Revolving Credit Facility represents the only remaining outstanding credit arrangement under the 2025 Credit Facilities with available borrowing capacity as of March 28, 2026.

The 2025 Credit Facilities provide for an annual administration fee and the Revolving Credit Facility provides for an unused commitment fee equal to 7.5 basis points to 17.5 basis points per annum, based on the Company’s public debt ratings and/or net leverage ratio, applied to the average daily unused amount of the Revolving Credit Facilities, which was 15.0 basis points as of March 28, 2026. Borrowings under the 2025 Credit Facilities may be prepaid and commitments may be terminated or reduced by the borrowers without premium or penalty other than customary “breakage” costs.
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
The Company had $340 million and $755 million of borrowings outstanding under the Revolving Credit Facility as of March 28, 2026 and March 29, 2025, respectively. In addition, stand-by letters of credit of $1 million were outstanding as of March 28, 2026 and March 29, 2025, respectively. At March 28, 2026 and March 29, 2025, the amount available for future borrowings under the Revolving Credit Facility were $1.159 billion and $744 million, respectively.
The Company had $2 million and $3 million of deferred financing fees related to the Revolving Credit Facility as of March 28, 2026 and March 29, 2025, respectively, and are recorded within other assets in the Company’s consolidated balance sheets.
As of March 28, 2026, the Company was in compliance with all covenants related to the 2025 Credit Facilities.
Supplier Financing Program
The Company offers a supplier financing program which enables the Company’s inventory suppliers, at their sole discretion, to sell their receivables (i.e., the Company’s payment obligations to suppliers) to a financial institution on a non-recourse basis in order to be paid earlier than current payment terms provide. The Company’s obligations, including the amount due and scheduled payment dates, which generally do not exceed 90 days, are not impacted by a suppliers’ decision to participate in this program. The Company does not reimburse suppliers for any costs they incur to participate in the program and their participation is voluntary. The amount outstanding under this program as of March 28, 2026 and March 29, 2025 were $14 million and $24 million, respectively, and is presented as short-term debt on the Company’s consolidated balance sheets.

The following table presents a rollforward of the Company’s supplier financing program activities (in millions):

	March 28, 2026	March 29, 2025
Obligations outstanding, beginning of year	$24	$11
Invoices added during the year	94	149
Invoices settled during the year	(104)	(136)
Obligations outstanding, end of year	$14	$24
Japan Credit Facility
As of March 28, 2026, the Company’s subsidiary in Japan had a short term credit facility (“Japan Credit Facility”) with Mitsubishi UFJ Financial Group (“MUFJ”), which may be used to fund general working capital needs of Michael Kors Japan K.K., subject to the bank’s discretion. The Japan Credit Facility is in effect until the Company’s decides to terminate the revolving line of credit. The Japan Credit Facility provides Michael Kors Japan K.K. with a revolving credit line of up to ¥1.0 billion ($6 million). The Japan Credit Facility bears interest at the Tokyo Interbank Offered Rate (“TIBOR”) plus 60 basis points two business days prior to the date of borrowing or the date of interest renewal. As of March 28, 2026 and March 29, 2025, there were no borrowings outstanding under the Japan Credit Facility.
Hong Kong Credit Facilities
As of March 28, 2026, the Company’s Hong Kong subsidiary, Michael Kors (HK) Limited and Subsidiaries (“MK Hong Kong”), had an uncommitted credit facility (“HK HSBC Credit Facility”) with HSBC Bank (“HSBC”), which may be used to fund general working capital needs of MK Hong Kong through March 2027 subject to HSBC’s discretion. The HK Credit Facility provides MK Hong Kong with a revolving line of credit of up to 25 million Hong Kong dollars ($3 million), which includes bank guarantees of up to 10 million Hong Kong dollars ($1 million). Borrowings under the HK HSBC Credit Facility must be made in increments of at least 5 million Hong Kong dollars and bear interest at the Hong Kong Interbank Offered Rate (“HIBOR”) plus 200 basis points. As of March 28, 2026 and March 29, 2025, there were no borrowings outstanding under the HK HSBC Credit Facility.
As of March 28, 2026, the Company’s Hong Kong subsidiary, MK Hong Kong, had a short-term credit facility (“HK SCB Credit Facility”) with Standard Charter Bank (“SCB”), which may be used to fund general working capital needs, not to exceed 12 months. The HK SCB Credit Facility is in effect through November 2026. The HK SCB Credit Facility provides MK Hong Kong with a revolving loan of up to 20 million Hong Kong dollars ($3 million). Borrowings under the HK SCB Credit Facility bear interest at 1.5% per annum at the time of borrowing. As of March 28, 2026 and March 29, 2025, there were no borrowings outstanding under the HK SCB Credit Facility.
China Credit Facilities
As of March 28, 2026, the Company’s subsidiary in China, Michael Kors Trading (Shanghai) Company Limited (“MK Shanghai”), had a short-term credit facility (“China HSBC Credit Facility”) with HSBC, which may be used to fund general working capital needs, not to exceed 12 months. The China Credit Facility is in effect through August 2026. The China HSBC Credit Facility provides MK Shanghai with a Revolving Loan Facility of up to RMB 65 million ($9 million), which includes a revolving loan of RMB 35 million ($5 million), an overdraft facility with a credit line of RMB 10 million ($1 million) and a non-financial bank guarantee facility of RMB 20 million ($3 million) or its equivalent in another currency, at lender’s discretion. Borrowings under the China HSBC Credit Facility bear interest at the MK Shanghai rate plus 42 basis points. As of March 28, 2026 and March 29, 2025, there were no borrowings outstanding under the China HSBC Credit Facility.
As of March 28, 2026, the Company’s subsidiary in China, MK Shanghai, had a short-term credit facility (“China SCB Credit Facility”) with SCB, which may be used to fund general working capital needs, not to exceed 12 months. The China SCB Credit Facility is in effect through January 2027. The China SCB Credit Facility provides MK Shanghai with a Revolving Loan Facility of up to RMB 30 million ($4 million), which includes a revolving loan of RMB 20 million ($3 million) and a bank guarantee with a sublimit of the revolving loan of RMB 10 million ($1 million). Borrowings under the China SCB Credit Facility bear interest at the MK Shanghai rate plus 15 basis points. As of March 28, 2026 and March 29, 2025, there were no borrowings outstanding under the China SCB Credit Facility.

14. Commitments and Contingencies
Commitments
The Company has issued stand-by letters of credit to guarantee certain of its retail and corporate operating lease commitments, aggregating $23 million at March 28, 2026, including $1 million in letters of credit issued under the 2025 Revolving Credit Facilities.
Other Commitments
As of March 28, 2026, the Company also has other contractual commitments aggregating $894 million, which consist of debt obligations of $357 million, inventory purchase commitments of $470 million and other contractual obligations of $67 million, which primarily relate to the Company’s marketing and advertising obligations, information technology agreements and supply agreements.
Long-term Employment Contract
The Company has an employment agreement with the Chief Creative Officer of the Michael Kors brand that provides for continuous employment through the date of the officer’s death or permanent disability at an annual salary of $1 million. In addition to salary, the agreement provides for an annual bonus and other employee related benefits.
Contingencies
In the ordinary course of business, the Company is party to various legal proceedings and claims. Refer to Item 3. - “Legal Proceedings” for additional information.
15. Fair Value Measurements
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
At March 28, 2026 and March 29, 2025, the fair values of the Company’s derivative contracts were determined using broker quotations, which were calculations derived from observable market information: the applicable currency rates at the balance sheet date and those forward rates particular to the contract at inception. The Company makes no adjustments to these broker obtained quotes or prices, but assesses the credit risk of the counterparty and would adjust the provided valuations for counterparty credit risk when appropriate. The fair value of the Company’s derivative instruments are included in prepaid expenses and other current assets, other assets, accrued expenses and other current liabilities and in other long-term liabilities on the consolidated balance sheets depending on whether they represent assets or liabilities of the Company and based on the maturity date of each individual derivative contract. Refer to Note 16 - “Derivative Financial Instruments” for further detail.

All derivative contracts are measured and recorded at fair value on a recurring basis and are categorized in Level 2 of the fair value hierarchy, as shown in the following table (in millions):

	Fair value at March 28, 2026, using:			Fair value at March 29, 2025, using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets:
Forward foreign currency exchange contracts	$—	$2	$—	$—	$2	$—
Total derivative assets	$—	$2	$—	$—	$2	$—

Derivative liabilities:
Forward foreign currency exchange contracts	$—	$—	$—	$—	$2	$—
Net investment hedges	—	840	—	—	289	—
Total derivative liabilities	$—	$840	$—	$—	$291	$—
The Company’s debt obligations are recorded on its consolidated balance sheets at carrying values, which may differ from the related fair values. The fair value of the Company’s debt is estimated using external pricing data, including any available quoted market prices and based on other debt instruments with similar characteristics. Borrowings under revolving credit facilities, if outstanding, are recorded at carrying value, which approximates fair value due to the frequent nature of such borrowings and repayments. Refer to Note 13 - “Debt Obligations” for detailed information related to the carrying values of the Company’s outstanding debt. The following table summarizes the carrying values and estimated fair values of the Company’s debt, based on Level 2 measurements (in millions):

	March 28, 2026		March 29, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Revolving Credit Facility	$340	$340	$755	$755
2025 Term Loans	$—	$—	$706	$699
The Company’s cash and cash equivalents, accounts receivable and accounts payable are recorded at carrying value which approximates fair value.
Non-Financial Assets and Liabilities
The Company’s non-financial assets include goodwill, intangible assets, operating lease right-of-use assets and property and equipment. Such assets are reported at their carrying values and are not subject to recurring fair value measurements. The Company’s goodwill and indefinite-lived intangible assets are assessed for impairment at least annually, while its other long-lived assets, including operating lease right-of-use assets, property and equipment and definite-lived intangible assets, are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The Company determines the fair values of these assets based on Level 3 measurements using the Company’s best estimates of the amount and timing of future discounted cash flows, based on historical experience, market conditions, current trends and performance expectations. Refer to Note 3 - “Summary of Significant Accounting Policies” for additional information.

The Company recorded $40 million, $142 million, and $292 million of impairment charges during Fiscal 2026, Fiscal 2025, and Fiscal 2024, respectively. The following table details the carrying values and fair values of the Company’s assets that have been impaired (in millions):

	Carrying Value Prior to Impairment	Fair Value	Impairment Charge (1)
Fiscal 2026:
Operating Lease Right-of-Use Assets	$69	$38	$31
Property and Equipment	13	4	9
Total	$82	$42	$40

Fiscal 2025:
Brands	$213	$198	$15
Goodwill	159	93	66
Operating Lease Right-of-Use Assets	89	40	49
Property and Equipment	17	5	12
Total	$478	$336	$142

Fiscal 2024:
Goodwill	$549	$357	$192
Brands	285	215	70
Operating Lease Right-of-Use Assets	52	24	28
Property and Equipment	5	1	4
Total	$891	$597	$294

(1)Includes $2 million of impairment charges that were recorded within restructuring and other charges related to the Company’s Global Optimization Plan during Fiscal 2024.
16. Derivative Financial Instruments
Forward Foreign Currency Exchange Contracts
As of March 29, 2025, the Company had $50 million in notional of EUR/USD designated forward contracts outstanding. During Fiscal 2026, the Company entered into multiple EUR/USD forward contracts with notional amounts of $138 million and, as of March 28, 2026, the Company had $108 million in notional of designated forward foreign currency exchange contracts outstanding.
On December 2, 2025, in relation to the proceeds received from the sale of Versace, the Company entered into a forward foreign currency exchange contract with a notional amount of €324 million to mitigate the foreign currency exchange risk arising from an intercompany transaction. This was a short term derivative contract which was settled on January 27, 2026. The Company did not designate this derivative for hedge accounting and recognized a $2 million gain within foreign currency (gain) loss in the Company’s consolidated statements of operations and comprehensive income (loss) during the fiscal year ended March 28, 2026.
Net Investment Hedges
As of March 29, 2025, the Company had $3.5 billion of hedges outstanding to hedge its net investment in Swiss Franc (“CHF”) denominated subsidiaries, of which the Company will exchange monthly and semi-annual fixed rate payments on United States dollar notional amounts for fixed rate payments of 0.0% in CHF. During the first and second quarters of Fiscal 2026, the Company modified multiple fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $950 million and $275 million, respectively, of which the Company will exchange monthly fixed rate payments on United States dollar notional amounts for fixed rate payments of 0.0% in CHF. As of March 28, 2026, the Company had $3.5 billion of outstanding hedges to hedge its net investment in CHF denominated subsidiaries. These contracts have maturity dates between March 2027 and May 2045 and are designated as net investment hedges.

Certain of these contracts are supported by credit support annexes (“CSA”) which provide for collateral exchange with the earliest effective date being June 2030. At the effective date of the respective CSA, if the fair value of a derivative contract exceeds a certain threshold governed by the aforementioned CSAs, either party is required to post cash collateral.
As of March 28, 2026 and March 29, 2025, the Company had $2.364 billion of fixed-to-fixed cross-currency hedges outstanding related to its net investment in Euro denominated subsidiaries, of which the Company will exchange monthly fixed rate payments on United States dollar notional amounts for fixed rate payments of 0.0% in EUR. During the third and fourth quarters of Fiscal 2026, the Company modified multiple fixed-to-fixed cross-currency swap agreements with aggregate notional amounts of $350 million of which the Company will exchange monthly fixed rate payments on United States dollar notional amounts for fixed rate payments of 0.0% in EUR, respectively. These contracts have maturity dates between December 2027 and July 2031 and have been designated as net investment hedges.
The Company recorded interest income of $140 million, $117 million and $95 million during the fiscal years ended March 28, 2026, March 29, 2025, and March 30, 2024, respectively.
Interest Rate Swaps
During the second quarter of Fiscal 2025, the Company entered into multiple interest rate swaps with aggregate notional amounts of €800 million. The swaps were designed to mitigate the impact of adverse interest rate fluctuations for a portion of the Company’s variable rate debt. €500 million of the total interest rate swaps entered into relate to the Company’s Senior Revolving Credit Facility expiring July 2027. The remaining €300 million of the interest rate swaps entered into related to the Company’s previously outstanding Versace Term Loan. During the fourth quarter of Fiscal 2025, the Company terminated these interest rate swaps to coincide with the Company’s debt refinancing and paid $13 million. As of March 28, 2026 and March 29, 2025, the Company did not have any interest rate swap agreements outstanding.

During the fiscal year ended March 28, 2026, the Company recognized $5 million of interest expense related to amortization of the fair value previously recorded as a component of accumulated other comprehensive (loss) income related to the terminated interest rate swaps. During the fiscal year ended March 29, 2025, the Company recorded $1 million of interest income related to this agreement. During the fiscal year ended March 30, 2024, the Company did not have any interest rate swap agreements.

In conjunction with the prepayment of the 2025 Term Loans, the Company released into earnings the remaining unamortized component of accumulated other comprehensive (loss) income related to the terminated interest rate swaps. Accordingly, the Company recognized approximately $7 million of expense within interest (income) expense, net, in the Company’s consolidated statements of operations and comprehensive income (loss) for the fiscal year ended March 28, 2026.
Fair Value Hedges
The Company is exposed to transaction risk from foreign currency exchange rate fluctuations with respect to various cross-currency intercompany loans which will impact earnings on a consolidated basis. To manage the foreign currency exchange rate risk related to these balances, the Company had previously entered into cross-currency swap agreements to hedge its exposure from Euro denominated intercompany loans on GBP denominated subsidiaries. As of March 28, 2026 and March 29, 2025, there were no fair value hedges outstanding.
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

The following table details the fair value of the Company’s derivative contracts, which are recorded on a gross basis in the consolidated balance sheets as of March 28, 2026 and March 29, 2025 (in millions):

			Fair Value
	Notional Amounts		Assets			Liabilities
	March 28, 2026	March 29, 2025	March 28, 2026		March 29, 2025	March 28, 2026		March 29, 2025
Designated forward foreign currency exchange contracts	$108	$50	$2	(1)	$—	$—		$2	(2)
Designated net investment hedges	5,864	5,864	—		—	840	(3)	289	(3)
Total	$5,972	$5,914	$2		$—	$840		$291

(1)Recorded within prepaid expenses and other current assets in the Company’s consolidated balance sheets.
(2)Recorded within accrued expenses and other current liabilities on the Company’s consolidated balance sheets.
(3)As of March 28, 2026, the Company recorded $30 million within accrued expenses and other current liabilities and $810 million within other long-term liabilities on the Company’s consolidated balance sheets. As of March 29, 2025, the Company recorded $12 million within accrued expenses and other current liabilities and $277 million within other long-term liabilities on the Company’s consolidated balance sheets.
The Company records and presents the fair value of its derivative assets and liabilities on its consolidated balance sheets on a gross basis, as shown in the above table. However, if the Company were to offset and record the asset and liability balances for its derivative instruments on a net basis in accordance with the terms of its master netting arrangements, which provide for the right to set-off amounts for similar transactions denominated in the same currencies and with the same banks, the resulting impact as of March 28, 2026 and March 29, 2025 would be as follows (in millions):

	Forward Currency Exchange Contracts		Net Investment Hedges
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Assets subject to master netting arrangements	$2	$—	$—	$—
Liabilities subject to master netting arrangements	$—	$2	$840	$289
Derivative assets, net	$2	$—	$—	$—
Derivative liabilities, net	$—	$2	$840	$289
As of March 28, 2026, the Company’s master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties.

The following tables summarize the gains and losses recognized within the consolidated statements of operations and comprehensive (loss) income related to the Company’s hedge contracts for Fiscal 2026, Fiscal 2025 and Fiscal 2024 (in millions):

	Fiscal Years Ended
	March 28, 2026	March 29, 2025	March 30, 2024	Location of (Gains) Losses Recognized
Designated forward foreign currency exchange contracts	$4	$—	$(4)	Cost of goods sold
Designated interest rate swaps	$12	$—	$—	Interest income, net
Designated fair value hedges	$—	$—	$14	Foreign currency loss
The following table summarizes the pre-tax impact of the losses recorded to other comprehensive income (“OCI”) related to the Company’s designated hedges (in millions):

	Fiscal Years Ended
	March 28, 2026	March 29, 2025	March 30, 2024
	Pre-Tax Losses Recognized in OCI	Pre-Tax Losses Recognized in OCI	Pre-Tax Losses Recognized in OCI
Designated forward foreign currency exchange contracts	$(1)	$—	$—
Designated net investment hedges	$(551)	$(129)	$(17)
Designated interest rate swaps	$—	$(12)	$—
Designated fair value hedges	$—	$—	$(8)
Refer to Note 3 - “Summary of Significant Accounting Policies” for additional information about our accounting policies for derivative financial instruments.
17. Shareholders’ Equity
Share Repurchase Program
On November 9, 2022, the Company announced its Board of Directors approved a two-year share repurchase program to purchase up to $1.0 billion of its outstanding ordinary shares, which expired on November 9, 2024. Share repurchases were permitted to be made in open market or privately negotiated transactions and/or pursuant to Rule 10b5-1 trading plans, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors. However, pursuant to the terms of the Merger Agreement, and subject to certain limited exceptions, the Company was prohibited from repurchasing its ordinary shares other than the acceptance of Company ordinary shares as payment of the exercise price of Company options or for withholding taxes with respect of Company equity awards. Accordingly, the Company did not repurchase any of its ordinary shares during the pendency of the Merger Agreement through the expiration date of the share repurchase program.
On November 4, 2025, the Company announced the Board of Directors approved a three-year share repurchase program of up to $1.0 billion of its outstanding ordinary shares, which was implemented during the fourth quarter of Fiscal 2026. Share repurchases may be made in open market or privately negotiated transactions and/or pursuant to Rule 10b5-1 trading plans, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors. The program may be suspended or discontinued at any time. During Fiscal 2026, the Company repurchased 3,993,203 shares through open market transactions with a fair value of $79 million as part of this program. As of March 28, 2026, the remaining availability under this share repurchase program was $921 million.
The Company also has in place a “withhold to cover” repurchase program, which allows the Company to withhold ordinary shares from certain employees and directors to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards. During Fiscal 2026 and Fiscal 2025, the Company withheld 114,769 shares and 117,710 shares, respectively, with a fair value of $2 million and $4 million, respectively, in satisfaction of minimum tax withholding obligations relating to the vesting of restricted share awards.

Accumulated Other Comprehensive Income
The following table details changes in the components of AOCI, net of taxes, for Fiscal 2026, Fiscal 2025 and Fiscal 2024 (in millions):

	Foreign Currency Translation Gain (Loss) (1)	Net Gain (Loss) on Derivatives (2)	Other Comprehensive Income (Loss) Attributable to Capri
Balance at April 1, 2023	$143	$4	$147
Other comprehensive income (loss) before reclassifications	18	(14)	4
Loss reclassified from AOCI to earnings	—	10	10
Other comprehensive income (loss), net of tax	18	(4)	14
Balance at March 30, 2024	161	—	161
Other comprehensive loss before reclassifications	(94)	(10)	(104)
Loss reclassified from AOCI to earnings	—	—	—
Other comprehensive loss, net of tax	(94)	(10)	(104)
Balance at March 29, 2025	67	(10)	57
Other comprehensive loss before reclassifications	(430)	(1)	(431)
Loss reclassified from AOCI to earnings	39	12	51
Other comprehensive (loss) income, net of tax	(391)	11	(380)
Balance at March 28, 2026	$(324)	$1	$(323)

(1)Foreign currency translation adjustments for Fiscal 2026 primarily include a $410 million loss, net of taxes of $141 million, relating to the Company’s net investment hedges, as well as a net $20 million translation loss. Foreign currency translation adjustments for Fiscal 2025 primarily include a net $5 million translation loss, and a $89 million loss, net of taxes of $40 million, primarily relating to the Company’s net investment hedges. Foreign currency translation adjustments for Fiscal 2024 primarily include a net $25 million translation gain, partially offset by a $7 million loss, net of taxes of $2 million, primarily relating to the Company’s net investment hedges.
(2)Other comprehensive loss before reclassifications for Fiscal 2026 was primarily related to the Company’s forward foreign currency exchange contracts, net of taxes. Reclassifications from AOCI into earnings for Fiscal 2026 were $8 million, net of taxes of $4 million, related to the Company’s previously terminated interest rate swaps and $4 million, net of immaterial taxes, related to the Company’s forward foreign currency exchange contracts for inventory purchases.
(3)Reclassifications from AOCI into earnings for Fiscal 2025 primarily relate to the Company’s interest rate swaps, net of taxes of $2 million, and are recorded within interest (income) expense, net, in the Company’s consolidated statements of operations and comprehensive (loss) income. Reclassifications from AOCI into earnings for Fiscal 2024 primarily include a $14 million loss related to the Company’s GBP fair value hedge due to the settlement of the associated Euro denominated intercompany loans and are recorded within foreign currency (gain) loss in the Company’s consolidated statements of operations and comprehensive (loss) income. This is partially offset by a $4 million gain related to the forward foreign currency exchange contracts for inventory purchases and are recorded within cost of goods sold in the Company’s consolidated statements of operations and comprehensive (loss) income.
18. Share-Based Compensation
The Company grants equity awards to certain employees and directors of the Company at the discretion of the Company’s Compensation and Talent Committee. On December 1, 2011, the Company adopted the Omnibus Incentive Plan (the “Incentive Plan”) which allows for grants of share options, restricted shares, RSUs and other forms of equity compensation. On August 7, 2025, the Company’s shareholders approved an amendment to the Incentive Plan to increase the number of ordinary shares authorized for issuance by 2,500,000 increasing the total authorized ordinary shares to 24,971,000. At March 28, 2026, there were 4,351,867 ordinary shares available for future grants of equity awards under the Incentive Plan. Option grants issued from the 2008 Plan generally expire seven years from the grant date.

Share Options
Share options are granted with exercise prices equal to the fair market value on the date of grant. Generally, options vest on a pro-rata basis over a four year service period. The following table summarizes the share options activity during Fiscal 2026, and information about options outstanding at March 28, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding at March 29, 2025	180,481	$67.52
Granted	—	$—
Exercised	—	$—
Canceled/forfeited	(180,481)	$67.52
Outstanding at March 28, 2026	—	$—	—	$—
Vested or expected to vest at March 28, 2026	—	$—	—
Vested and exercisable at March 28, 2026	—	$—	—	$—
There were no vested or unvested options outstanding at March 28, 2026. There were no options exercised during Fiscal 2026 and Fiscal 2025. As of March 28, 2026, there was no remaining unrecognized share-based compensation expense for unvested share options.
There were no options granted during Fiscal 2026, Fiscal 2025 or Fiscal 2024.
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
The following table summarizes the RSU activity during Fiscal 2026:

	Service-based		Performance-based
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Unvested at March 29, 2025	2,992,161	$33.68	162,954	$36.82
Granted	2,303,635	$18.05	—	$—
Vested	(1,427,809)	$37.73	—	$—
Canceled/forfeited	(1,258,280)	$29.64	—	$—
Unvested at March 28, 2026	2,609,707	$19.62	162,954	$36.82

The total fair value of service-based RSUs vested during Fiscal 2026, Fiscal 2025 and Fiscal 2024 was $54 million, $64 million and $87 million, respectively. The total fair value of performance-based RSUs vested during Fiscal 2026, Fiscal 2025 and Fiscal 2024 were $0 million, $1 million and $0 million, respectively. As of March 28, 2026, the remaining unrecognized share-based compensation expense for unvested, service-based and performance-based RSU grants was $41 million and an immaterial amount, respectively, which is expected to be recognized over the related weighted-average period of approximately 2.0 years and 0.2 years.
Share-Based Compensation Expense
The following table summarizes compensation expense attributable to share-based compensation for Fiscal 2026, Fiscal 2025 and Fiscal 2024 (in millions):

	Fiscal Years Ended
	March 28, 2026	March 29, 2025	March 30, 2024
Share-based compensation expense	$34	$50	$55
Tax benefits related to share-based compensation expense	$1	$6	$8
Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rates. The estimated value of future forfeitures for equity awards as of March 28, 2026 is $4 million. There were no estimated forfeitures for performance-based RSUs.
19. Taxes
The Company is a United Kingdom (“U.K.”) tax resident and is incorporated in the British Virgin Islands. Certain Capri subsidiaries are subject to taxation in the United Kingdom and the United States while various other Capri subsidiaries are subject to taxation in foreign jurisdictions and are aggregated in the “Other” caption below.
Income (loss) from continuing operations before income taxes consisted of the following (in millions):

	Fiscal Years Ended
	March 28, 2026	March 29, 2025	March 30, 2024
United Kingdom	$55	$96	$38
United States	(66)	(136)	(25)
Other	118	38	8
Total income (loss) from continuing operations before income taxes	$107	$(2)	$21

The provision for income taxes consisted of the following (in millions):

	Fiscal Years Ended
	March 28, 2026		March 29, 2025		March 30, 2024
Current
United Kingdom	$18	(1)	$61		$48
United States	(6)		3		17
Other	25		9		50
Total current provision for income taxes	37		73		115
Deferred
United Kingdom	2		25		(45)
United States	1		227	(3)	(22)
Other	(13)	(2)	199	(3)	(40)
Total deferred provision (benefit) for income taxes	(10)		451		(107)
Total provision for income taxes	$27		$524		$8

(1)Primarily relates to lower income in the U.K. attributable to the changes in global financing activities in Fiscal 2026.
(2)Primarily relates to the release of valuation allowance on deferred tax assets in Fiscal 2026.
(3)Primarily relates to the valuation allowance on deferred tax assets recorded in Fiscal 2025.

The Company’s provision for income taxes for the fiscal year ended March 28, 2026 was different from the amount computed by applying the statutory U.K. income tax rate to the underlying income (loss) before provision for income taxes as a result of the following (dollars in millions):

	Fiscal Year Ended
	March 28, 2026
	Amount	% (1)
U.K. federal statutory tax rate	$27	25.0%
Foreign tax effects (by jurisdiction):
Australia
Statutory tax rate difference between Australia and the U.K.	(2)	(1.5)%
Changes in valuation allowances	(2)	(1.8)%
Other adjustments	1	1.3%
Canada
Statutory tax rate difference between Canada and the U.K.	(2)	(1.5)%
China
Changes in valuation allowances	(16)	(15.0)%
Return to provision	4	4.2%
Germany
Return to provision	2	1.5%
Hong Kong
Statutory tax rate difference between Hong Kong and the U.K.	(1)	(0.9)%
Changes in valuation allowances	7	6.6%
Return to provision	3	2.3%
Other adjustments	(1)	(0.9)%
Italy
Nontaxable or nondeductible items	(5)	(5.4)%
Other adjustments	1	0.8%
Luxembourg
Return to provision	3	3.0%
Netherlands
Changes in valuation allowances	3	2.8%
Other adjustments	(3)	(2.6)%
Switzerland
Statutory tax rate difference between Switzerland and the U.K.	(9)	(8.6)%
Changes in valuation allowances	4	3.3%
Nontaxable or nondeductible items	3	3.2%
Return to provision	(4)	(3.6)%
Other adjustments	2	1.8%
United States
State and local income taxes, net of U.S. federal benefit	1	1.3%
Changes in valuation allowances	14	12.9%
Nontaxable or nondeductible items	7	6.3%
Tax credits	(19)	(18.2)%
Other adjustments	2	2.3%
Other foreign jurisdictions	3	2.7%
Changes in valuation allowances	5	4.9%
Nontaxable or nondeductible items	6	6.1%
Changes in unrecognized tax benefits	(7)	(6.9)%
Effective income tax rate	$27	25.4%
(1)Tax rates are calculated using unrounded numbers.

The Company’s provision for income taxes for the fiscal years ended March 29, 2025 and March 30, 2024 were different from the amount computed by applying the statutory U.K. income tax rates to the underlying income (loss) before provision for income taxes as a result of the following (dollars in millions):

	Fiscal Years Ended
	March 29, 2025		March 30, 2024
	Amount	% (1)	Amount	% (1)
Provision for income taxes at the U.K. statutory tax rate	$—	25.0%	$5	25.0%
Effects of global financing arrangements	(27)	NM	(30)	NM
Differences in tax effects on foreign income	(10)	NM	(19)	(90.2)%
Liability for uncertain tax positions	(48)	NM	(19)	(87.1)%
Effect of changes in valuation allowances on deferred tax assets (2)	544	NM	(8)	(38.0)%
Non-deductible goodwill impairment (3)	16	NM	48	NM
State and local income taxes, net of federal benefit	17	NM	9	42.2%
Share based compensation	5	NM	10	44.5%
Withholding tax	4	NM	5	21.4%
Merger related costs	—	—%	4	20.1%
Other	23	NM	3	18.2%
Effective tax rate	$524	NM	$8	(43.9)%

NM Not meaningful
(1)Tax rates are calculated using unrounded numbers.
(2)Includes a full valuation allowance recorded on the Company’s deferred tax assets in Fiscal 2025.
(3)Attributable to goodwill impairment charges related to Jimmy Choo in Fiscal 2025 and Fiscal 2024.
Income taxes paid, net of refunds received, in Fiscal 2026 were as follows (in millions):

Fiscal Year Ended
March 28, 2026
United Kingdom	$42
Foreign (by jurisdiction):
U.S. Federal	13
U.S. State	6
Luxembourg	10
Switzerland	16
Other	15
Total	$102
Income taxes paid, net of refunds received, were $125 million and $156 million in Fiscal 2025 and Fiscal 2024, respectively.

Significant components of the Company’s deferred tax assets (liabilities) consist of the following (in millions):

	As of
	March 28, 2026		March 29, 2025
Deferred tax assets
Operating lease liabilities	$270		$268
Net operating loss carryforwards	239		222
Capital loss carryforwards	238		19
Accrued interest	241		214
Depreciation	29		27
Accrued expenses	13		12
Inventories	4		7
Capitalized research and development	3		14
Stock compensation	3		4
Payroll related accruals	2		2
Other	21		24
Total deferred tax assets	1,063		813
Valuation allowance	(763)	(1)	(515)
Net deferred tax assets	300		298

Deferred tax liabilities
Goodwill and intangibles	(146)		(150)
Operating lease right-of-use-assets	(221)		(211)
Derivative financial instruments	(21)		(159)
Other	—		(11)
Total deferred tax liabilities	(388)		(531)
Net deferred tax liabilities	$(88)		$(233)

(1)Includes valuation allowance recorded against capital loss during Fiscal 2026.
The Company maintains a valuation allowance for deferred tax assets applicable to subsidiaries in jurisdictions for which separate income tax returns are filed by assessing both positive and negative available evidence to determine whether it is more likely than not that the deferred tax assets will be recoverable. The Company recorded an increase of $248 million, $361 million and $122 million to its valuation allowance in Fiscal 2026, Fiscal 2025 and Fiscal 2024, respectively. As of March 28, 2026, the Company maintained its full valuation allowance position which was initially recorded in Fiscal 2025 as a result of its three year cumulative loss at a consolidated level. The valuation allowance is evaluated periodically and can be reversed partially or in full depending on the future expectations of the realization of deferred tax assets on a jurisdictional level.
As of March 28, 2026, the Company had net operating loss carryforwards of $1.389 billion, a portion of which will begin to expire in Fiscal 2027.
As of March 28, 2026 and March 29, 2025, the Company had liabilities related to its uncertain tax positions, including accrued interest, of $101 million and $112 million, respectively, which are included in other long-term liabilities in the Company’s consolidated balance sheets.

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate, was $101 million, $112 million and $159 million as of March 28, 2026, March 29, 2025 and March 30, 2024, respectively. A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding accrued interest, for Fiscal 2026, Fiscal 2025 and Fiscal 2024, are presented below (in millions):

	Fiscal Years Ended
	March 28, 2026	March 29, 2025		March 30, 2024
Unrecognized tax benefits beginning balance	$95	$132		$176
Additions related to prior period tax positions	1	1		16
Additions related to current period tax positions	—	—		5
Decreases related to audit settlements	—	(12)		(46)	(2)
Decreases related to prior period tax positions	(8)	(24)	(1)	(16)
Decreases in prior period positions due to lapses in statute of limitations	(6)	(2)		(3)
Unrecognized tax benefits ending balance	$82	$95		$132

(1)This amount is primarily related to a favorable Italian tax ruling related to stock compensation during Fiscal 2025.
(2)This amount is primarily related to settlements of Italian transfer pricing and Hong Kong corporate income tax audits during Fiscal 2024.
The Company classifies interest and penalties related to unrecognized tax benefits as components of the provision for income taxes. The Company recognized an increase of $2 million in interest and penalties in the consolidated statements of operations and comprehensive (loss) income for Fiscal 2026. The Company recognized a reduction of $10 million and $11 million in interest and penalties in the consolidated statements of operations and comprehensive (loss) income for Fiscal 2025 and Fiscal 2024, respectively.
The total amount of unrecognized tax benefits relating to the Company’s tax positions is subject to change based on future events including, but not limited to, the settlement of ongoing tax audits and assessments and the expiration of applicable statutes of limitations. The Company anticipates that the balance of gross unrecognized tax benefits, excluding interest and penalties, will be reduced by $62 million during the next 12 months, primarily due to the anticipated settlement of tax examinations as well as statute of limitation expirations. However, the outcomes and timing of such events are highly uncertain and changes in the occurrence, expected outcomes and timing of such events could cause the Company’s current estimate to change materially in the future.
The Company files income tax returns in the United States and in various foreign, state and local jurisdictions. Most examinations have been completed by tax authorities or the statute of limitations has expired for United States federal, foreign, state and local income tax returns filed by the Company for years through Fiscal 2020.
Prior to the enactment of the Jobs Act, the Company’s undistributed foreign earnings were considered permanently reinvested and, as such, United States federal and state income taxes were not previously recorded on these earnings. As a result of the Jobs Act, substantially all of the Company’s earnings in foreign subsidiaries generated prior to the enactment of the Jobs Act were deemed to have been repatriated. It remains the Company’s intent to either reinvest indefinitely substantially all of its foreign earnings outside of the United States or repatriate them tax neutrally. However, if future earnings are repatriated, the potential exists that the Company may be required to accrue and pay additional taxes, including any applicable foreign withholding tax and income taxes. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation.
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
20. Retirement Plans
The Company maintains defined contribution retirement plans for its employees, who generally become eligible to participate after three months of service. Features of these plans allow participants to contribute a percentage of their compensation, up to statutory limits depending upon the country in which the employee resides, and provide for mandatory and/

or discretionary matching contributions by the Company, which vary by country. During each of Fiscal 2026, Fiscal 2025 and Fiscal 2024, the Company recognized expenses of approximately $14 million related to these retirement plans.

21. Segment Information
On April 10, 2025, the Company and Prada entered into the Purchase Agreement whereby Prada agreed to acquire certain subsidiaries of the Company which operate the Company’s Versace business. Accordingly, the Company determined that the held for sale and discontinued operations criteria were met and the Company has classified the results of operations and cash flows of its Versace business as discontinued operations in its consolidated statements of operations and comprehensive (loss) income and consolidated statements of cash flows for all periods presented. On December 2, 2025, the Company completed the sale of its Versace business to Prada. The related assets and liabilities associated with the discontinued operations are classified as held for sale in the consolidated balance sheet as of March 29, 2025. Accordingly, the Versace business has been excluded from the segment information herein for all periods presented. Refer to Note 4 - “Discontinued Operations” for further information.

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
•Jimmy Choo — segment includes revenue generated through the sale of Jimmy Choo luxury footwear, handbags and small leather goods through directly operated Jimmy Choo retail and outlet stores throughout the Americas, certain parts of EMEA and certain parts of Asia, and through its e-commerce sites. In addition, revenue is generated through wholesale sales of luxury goods to distribution partners (including geographic licensing arrangements that allow third parties to use the Jimmy Choo trademarks in connection with retail and/or wholesale sales of Jimmy Choo branded products in specific geographic regions), department stores and specialty stores worldwide, as well as through product licensing agreements, which allow third parties to use the Jimmy Choo brand name and trademarks in connection with the manufacturing and sale of products, including fragrances and eyewear.
In addition to these reportable segments, the Company has certain corporate costs that are not directly attributable to its brands and, therefore, are not allocated to its segments. Such costs primarily include certain administrative, corporate occupancy, shared service and information technology systems expenses, including enterprise resource planning system implementation costs and Capri transformation program costs. In addition, certain other costs are not allocated to segments, including Tapestry related transaction income (expense), impairment charges and restructuring and other expense. The segment structure is consistent with how the Company’s CODM plans and allocates resources, manages the business and assesses performance. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance.

The following table presents the key performance information of the Company’s reportable segments (in millions):

		Fiscal Years Ended
		March 28, 2026	March 29, 2025	March 30, 2024
	Total revenue:
	Michael Kors	$2,874	$3,016	$3,522
	Jimmy Choo	600	605	618
	Total revenue	$3,474	$3,621	$4,140

	Cost of goods sold:
	Michael Kors	$1,120	$1,170	$1,333
	Jimmy Choo	191	200	192
	Total cost of goods sold	$1,311	$1,370	$1,525

	Selling, general and administrative expenses:
	Michael Kors	$1,370	$1,426	$1,473
	Jimmy Choo	403	393	394
	Corporate	191	179	265
	Total selling, general and administrative expenses	$1,964	$1,998	$2,132

	Depreciation and amortization:
	Michael Kors	$72	$79	$82
	Jimmy Choo	28	29	29
	Corporate	21	24	21
	Total depreciation and amortization	$121	$132	$132

	Income (loss) from continuing operations:
	Michael Kors	$312	$341	$634
	Jimmy Choo	(22)	(17)	3
		290	324	637
Less:	Corporate expenses	(212)	(217)	(266)
	Impairment of assets (1)	(40)	(142)	(292)
	Tapestry related transaction income (expense)	—	14	(20)
	Restructuring and other expense (2)	(15)	(5)	—
	Income (loss) from continuing operations	$23	$(26)	$59

(1)Impairment of assets during Fiscal 2026 includes $35 million and $5 million of impairment charges related to the Michael Kors and Jimmy Choo reportable segments, respectively. Impairment of assets during Fiscal 2025 includes $92 million and $50 million of impairment charges related to the Jimmy Choo and Michael Kors reportable segments, respectively. Impairment of assets during Fiscal 2024 includes $267 million and $25 million of impairment charges related to the Jimmy Choo and Michael Kors reportable segments, respectively.
(2)Refer to Note 12 - “Restructuring and Other Charges” for details on the Company's restructuring program.

Total revenue (based on country of origin) by geographic location are as follows (in millions):

	Fiscal Years Ended
	March 28, 2026	March 29, 2025	March 30, 2024
Revenue:
The Americas (1)	$2,029	$2,219	$2,474
EMEA	1,003	952	1,057
Asia	442	450	609
Total revenue	$3,474	$3,621	$4,140

(1)Net revenues earned in the United States during Fiscal 2026, Fiscal 2025 and Fiscal 2024 were $1.836 billion, $2.023 billion and $2.255 billion, respectively.
Total long-lived assets of the Company’s reportable segments are as follows (in millions):

	As of
	March 28, 2026	March 29, 2025	March 30, 2024
Long-lived assets:
Michael Kors	$1,198	$1,197	$1,385
Jimmy Choo	589	603	640
Total long-lived assets	$1,787	$1,800	$2,025
Refer to Note 10 - “Intangible Assets and Goodwill” for the Company’s goodwill by reportable segment.
Total revenue by major product category are as follows (dollars in millions):

	Fiscal Years Ended
	March 28, 2026	% of Total	March 29, 2025	% of Total	March 30, 2024	% of Total
Accessories	$1,936	55.8%	$2,007	55.4%	$2,365	57.1%
Footwear	853	24.6%	888	24.5%	982	23.7%
Apparel	446	12.8%	484	13.4%	540	13.0%
Other (1)	239	6.8%	242	6.7%	253	6.2%
Total revenue	$3,474		$3,621		$4,140

(1)Includes licensed product such as watches, jewelry, eyewear, fragrances and licensing revenue.