Form 10-Q
period 2026-06-27
Capri Holdings Ltd
filed 2026-08-05
CIK 1530721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-35368

CAPRI HOLDINGS LIMITED
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
As of July 31, 2026, Capri Holdings Limited had 113,651,618 ordinary shares outstanding.

Special Note on Forward-Looking Statements
This report contains statements which are, or may be deemed to be, “forward-looking statements.” Forward-looking statements are prospective in nature and are not based on historical facts, but rather on current expectations and projections of management of Capri Holdings Limited (“Capri” or the “Company”) about future events and are therefore subject to risks and uncertainties which could cause actual results to differ materially from the future results expressed or implied by the forward-looking statements. All statements other than statements of historical facts included herein, may be forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “plans”, “believes”, “expects”, “intends”, “will”, “should”, “could”, “would”, “may”, “anticipates”, “might” or similar words or phrases, are forward-looking statements. These forward-looking statements are not guarantees of future financial performance. Such forward-looking statements involve known and unknown risks and uncertainties that could significantly affect expected results and are based on certain key assumptions, which could cause actual results to differ materially from those projected or implied in any forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, macroeconomic pressures and general uncertainty regarding the overall future economic environment, the imposition or threat of imposition of new or additional duties, tariffs or trade restrictions on the importation of our products; risks related to the recovery of estimated tariff refund receivables, including delays in government processing, administrative offsets, appeals of court orders directing refunds, or changes in law or policy affecting the refund process; changes in fashion, consumer traffic and retail trends; fluctuations in demand for our products; loss of market share and increased competition; risks associated with operating in international markets and global sourcing activities, including foreign currency fluctuations; our ability to mitigate the effects of adverse foreign currency fluctuations through derivative and hedging programs; disruptions or delays in manufacturing or shipments; departure of key employees or failure to attract and retain highly qualified personnel; levels of cash flow and future availability of credit; Capri’s ability to successfully execute its growth strategies or cost reduction measures; the risk of cybersecurity threats and privacy or data security breaches; reductions in our wholesale channel; high consumer debt levels, recession and inflationary pressures and general economic, political, business or market conditions; the impact of epidemics, pandemics, disasters or catastrophes; extreme weather conditions and natural disasters; acts of war and other geopolitical conflicts; risks related to the pending federal securities law class action, as well as those risks that are set forth in Part II, Item 1A. “Risk Factors” and elsewhere in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2026. Any forward-looking statement in this report speaks only as of the date made and Capri disclaims any obligation to update or revise any forward-looking or other statements contained herein other than in accordance with legal and regulatory obligations.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data) (Unaudited)

	June 27, 2026	March 28, 2026
Assets
Current assets
Cash and cash equivalents	$114	$135
Receivables, net	188	211
Inventories, net	624	581
Prepaid expenses and other current assets	217	226
Total current assets	1,143	1,153
Property and equipment, net	359	371
Operating lease right-of-use assets	855	854
Intangible assets, net	554	562
Goodwill	201	202
Other assets	98	92
Total assets	$3,210	$3,234
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$350	$311
Accrued payroll and payroll related expenses	87	122
Accrued income taxes	32	23
Short-term operating lease liabilities	227	233
Short-term debt	14	14
Accrued expenses and other current liabilities	251	251
Total current liabilities	961	954
Long-term operating lease liabilities	827	830
Deferred tax liabilities	68	88
Long-term debt	324	343
Other long-term liabilities	887	935
Total liabilities	3,067	3,150
Commitments and contingencies
Shareholders’ equity
Ordinary shares, no par value; 650,000,000 shares authorized; 230,248,252 shares issued and 113,609,022 outstanding at June 27, 2026; 229,042,390 shares issued and 115,175,268 outstanding at March 28, 2026	—	—
Treasury shares, at cost (116,639,230 shares at June 27, 2026 and 113,867,122 shares at March 28, 2026)	(5,597)	(5,543)
Additional paid-in capital	1,525	1,512
Accumulated other comprehensive loss	(293)	(323)
Retained earnings	4,503	4,434
Total shareholders’ equity of Capri	138	80
Noncontrolling interest	5	4
Total shareholders’ equity	143	84
Total liabilities and shareholders’ equity	$3,210	$3,234
See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended
	June 27, 2026	June 28, 2025
Total revenue	$769	$797
Cost of goods sold	269	295
Gross profit	500	502
Selling, general and administrative expenses	451	455
Depreciation and amortization	29	30
Restructuring and other expense	3	1
Total operating expenses	483	486
Income from continuing operations	17	16
Other income, net	(3)	(1)
Interest income, net	(31)	(18)
Foreign currency gain	(1)	(5)
Income from continuing operations before income taxes	52	40
Benefit for income taxes	(18)	(16)
Net income from continuing operations	70	56
Net loss from discontinued operations, net of tax	—	(3)
Net income	70	53
Less: Net income attributable to noncontrolling interest from continuing operations	1	—
Net income attributable to Capri	$69	$53

Weighted average ordinary shares outstanding:
Basic	115,424,288	118,799,819
Diluted	116,039,226	119,107,663
Net income (loss) per ordinary share attributable to Capri:
Basic from continuing operations	$0.60	$0.47
Basic from discontinued operations	—	(0.03)
Basic per ordinary share	$0.60	$0.44

Diluted from continuing operations	$0.60	$0.47
Diluted from discontinued operations	—	(0.03)
Diluted per ordinary share	$0.60	$0.44

Statements of Comprehensive Income (Loss):
Net income	$70	$53
Foreign currency translation adjustments	28	(451)
Net gain (loss) on derivatives	2	(2)
Comprehensive income (loss)	100	(400)
Less: Net income attributable to noncontrolling interest	1	—
Comprehensive income (loss) attributable to Capri	$99	$(400)

See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except share data which is in thousands)
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		AOCI(1)	Retained Earnings	Total Equity of Capri	Non-controlling Interest	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at March 28, 2026	229,042	$—	$1,512	(113,867)	$(5,543)	$(323)	$4,434	$80	$4	$84
Net income	—	—	—	—	—	—	69	69	1	70
Other comprehensive income	—	—	—	—	—	30	—	30	—	30
Total comprehensive income	—	—	—	—	—	—	—	99	1	100
Vesting of restricted awards, net of forfeitures	1,206	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	13	—	—	—	—	13	—	13
Repurchase of ordinary shares	—	—	—	(2,772)	(54)	—	—	(54)	—	(54)
Balance at June 27, 2026	230,248	$—	$1,525	(116,639)	$(5,597)	$(293)	$4,503	$138	$5	$143

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		AOCI(1)	Retained Earnings	Total Equity of Capri	Non-controlling Interest	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at March 29, 2025	227,672	$—	$1,476	(109,759)	$(5,462)	$57	$4,297	$368	$4	$372
Net income	—	—	—	—	—	—	53	53	—	53
Other comprehensive income	—	—	—	—	—	(453)	—	(453)	—	(453)
Total comprehensive income	—	—	—	—	—	—	—	(400)	—	(400)
Vesting of restricted awards, net of forfeitures	1,214	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	16	—	—	—	—	16	—	16
Repurchase of ordinary shares	—	—	—	(87)	(1)	—	—	(1)	—	(1)
Balance at June 28, 2025	228,886	$—	$1,492	(109,846)	$(5,463)	$(396)	$4,350	$(17)	$4	$(13)

(1)Accumulated other comprehensive (loss) income.

See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Three Months Ended
	June 27, 2026	June 28, 2025
Cash flows from operating activities
Net income	$70	$53
Net loss from discontinued operations, net of tax	—	(3)
Net income from continuing operations	70	56
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29	30
Share-based compensation expense	13	14
Deferred income taxes	(29)	(17)
Changes to lease related balances, net	(9)	(18)
Foreign currency adjustments	4	(1)
Other non-cash adjustments	2	1
Change in assets and liabilities:
Receivables, net	23	50
Inventories, net	(45)	(55)
Prepaid expenses and other current assets	9	(16)
Accounts payable	40	15
Accrued expenses and other current liabilities	(31)	(34)
Other long-term assets and liabilities	(3)	(5)
Net cash provided by operating activities of continuing operations	73	20
Net cash used in operating activities of discontinued operations	—	(28)
Net cash provided by (used in) operating activities	73	(8)
Cash flows from investing activities
Capital expenditures	(25)	(13)
Net cash used in investing activities of continuing operations	(25)	(13)
Net cash used in investing activities of discontinued operations	—	(6)
Net cash used in investing activities	(25)	(19)
Cash flows from financing activities
Debt borrowings	485	597
Debt repayments	(504)	(502)
Debt issuance costs	(3)	—
Repurchase of ordinary shares	(54)	(1)
Net cash (used in) provided by financing activities of continuing operations	(76)	94
Net cash used in financing activities of discontinued operations	—	—
Net cash (used in) provided by financing activities	(76)	94
Effect of exchange rate changes on cash, cash equivalents and restricted cash	8	(32)
Net (decrease) increase in cash, cash equivalents and restricted cash	(20)	35
Beginning of period	145	175
End of period	$125	$210
Supplemental disclosures of cash flow information
Cash paid for interest	$3	$15
Net cash paid for income taxes	$6	$46
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$6	$15
Summary of cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash of continuing operations, end of period	$125	$139
Cash, cash equivalents and restricted cash of discontinued operations, end of period	—	71
Cash, cash equivalents and restricted cash, end of period	$125	$210
See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Business and Basis of Presentation
The Company was incorporated in the British Virgin Islands on December 13, 2002 as Michael Kors Holdings Limited and changed its name to Capri Holdings Limited (“Capri”, and together with its subsidiaries, the “Company”) on December 31, 2018. The Company is a holding company that owns brands that are leading designers, marketers, distributors and retailers of branded women’s and men’s accessories, apparel and footwear bearing the Michael Kors and Jimmy Choo tradenames and related trademarks and logos. The Company operates in two reportable segments: Michael Kors and Jimmy Choo. Refer to Note 17 - “Segment Information” for additional information regarding the Company’s segments.
On April 10, 2025, the Company and Prada S.p.A. (“Prada”) entered into a Stock Purchase Agreement (the “Purchase Agreement”) whereby Prada agreed to acquire certain subsidiaries of the Company which operate the Company’s Versace business. As a result, the Company determined that the held for sale and discontinued operations criteria were met during the first quarter of Fiscal 2026 and the Company classified its results of operations and cash flows of the Versace business as discontinued operations in its consolidated statements of operations and comprehensive income (loss) and consolidated statements of cash flows for all periods presented. On December 2, 2025, the Company completed the sale of its Versace business. Unless otherwise noted, discussion within these notes to the consolidated interim financial statements relate to continuing operations. Refer to Note 3 - “Discontinued Operations” for further information.
The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned or controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The interim consolidated financial statements as of June 27, 2026 and for the three months ended June 27, 2026 and June 28, 2025 are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with U.S. GAAP. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended March 28, 2026, as filed with the Securities and Exchange Commission on May 27, 2026, in the Company’s Annual Report on Form 10-K. The results of operations for interim periods should not be considered indicative of results to be expected for the full fiscal year.
The Company utilizes a 52- to 53-week fiscal year and the term “Fiscal Year” or “Fiscal” refers to that 52-week or 53-week period. The results for the three months ended June 27, 2026 and June 28, 2025 are based on 13-week periods. The Company’s Fiscal Year 2027 is a 53-week period ending April 3, 2027.

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
U.S. Import Tariffs
On February 20, 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”) does not provide the U.S. executive branch of government the authority to impose import tariffs, which invalidated the IEEPA tariffs imposed in April of 2025. Following the Supreme Court’s decision, the U.S. Court of International Trade (“CIT”) ordered the United States Customs and Border Protection (“CBP”) to begin providing refunds to all importers of record whose entries were subject to the IEEPA tariffs. On April 20, 2026, the CBP launched its Consolidated Administration and Processing of Entries (“CAPE”) system intended to automate and expedite the refund of the IEEPA tariffs. The Company has submitted its CAPE declarations for all entries currently eligible for CAPE.
During Fiscal 2026, the Company paid approximately $65 million of IEEPA tariffs. As of March 28, 2026, the Company accounted for the IEEPA tariff refunds pursuant to ASC 410-30, Environmental Obligations, as the Company intends to recover the full amount of IEEPA tariffs paid and recorded a $65 million IEEPA tariff refund receivable within prepaid expenses and other current assets on the consolidated balance sheet. During the three months ended June 27, 2026, the Company received $6 million in cash from the CBP and, as of June 27, 2026, the IEEPA tariff refund receivable was $59 million.
Subsequent to June 27, 2026, the Company collected additional cash from the CBP of $43 million for a total of $49 million through July 31, 2026. The Company expects to collect the remaining IEEPA tariff refund receivable in full.
Cash, Cash Equivalents and Restricted Cash
All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Included in the Company’s cash and cash equivalents as of both June 27, 2026 and March 28, 2026 were credit card receivables of $18 million which generally settle within two to three business days.
A reconciliation of cash, cash equivalents and restricted cash as of June 27, 2026 and March 28, 2026 from the consolidated balance sheets to the consolidated statements of cash flows is as follows (in millions):

	June 27, 2026	March 28, 2026
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$114	$135
Restricted cash included within prepaid expenses and other current assets	11	10
Total cash, cash equivalents and restricted cash shown on the consolidated statements of cash flows from continuing operations	$125	$145

Inventories
Inventories primarily consist of finished goods with the exception of raw materials and work in process. The combined total of raw materials and work in process recorded on the Company’s consolidated balance sheets was $16 million and $20 million as of June 27, 2026 and March 28, 2026, respectively.
Derivative Financial Instruments
The Company enters into derivative contracts for specific risk management purposes and does not enter into derivative contracts for trading or speculative purposes. Inherently, entering into derivative contracts exposes the Company to the risk that the counterparties may fail to meet their contractual obligations. In order to mitigate counterparty credit risk, the Company only enters into contracts with carefully selected financial institutions based upon their credit ratings and certain other financial factors, adhering to established limits for credit exposure.
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
The Company designates certain contracts related to the purchase of inventory that qualify for hedge accounting as cash flow hedges. Formal hedge documentation is prepared for all derivative instruments designated as hedges, including a description of the hedged transaction, the hedging instrument and the risk being hedged. The changes in the fair value for contracts designated as cash flow hedges are recorded in equity as a component of accumulated other comprehensive loss until the hedged item affects earnings. When the inventory related to forecasted inventory purchases that are being hedged is sold to a third-party, the gains or losses deferred in accumulated other comprehensive loss are recognized within cost of goods sold. The Company uses regression analysis to assess effectiveness of derivative instruments that are designated as hedges, which compares the change in the fair value of the derivative instrument to the change in the related hedged item. If the hedge is no longer expected to be highly effective, future changes in the fair value are recognized in earnings. For those contracts that are not designated as hedges, changes in the fair value are recorded to foreign currency gain in the Company’s consolidated statements of operations and comprehensive income (loss). The Company classifies cash flows relating to its forward foreign currency exchange contracts related to the purchase of inventory consistently with the classification of the hedged item, within cash flows from operating activities. The aforementioned forward contracts generally have a term less than 12 months. The period of these contracts is directly related to the transactions they are intended to hedge.
Net Investment Hedges
The Company also uses cross currency swap agreements to hedge its net investments in foreign operations against future volatility in the exchange rates between different currencies. The Company has elected the spot method of designating these contracts under ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” and has designated these contracts as net investment hedges. The net gain or loss on the net investment hedge is reported within foreign currency translation income (loss) (“CTA”), as a component of accumulated other comprehensive loss on the Company’s consolidated balance sheets. Interest accruals and coupon payments are recognized directly in interest income, net, in the Company’s consolidated statements of operations and comprehensive income (loss). Upon discontinuation of a hedge, all previously recognized amounts remain in CTA until the net investment is sold or liquidated.
Interest Rate Swap Agreements
The Company also uses interest rate swap agreements to hedge the variability of its cash flows resulting from floating interest rates on the Company’s borrowings. When an interest rate swap agreement qualifies for hedge accounting as a cash flow hedge, the changes in the fair value are recorded in equity as a component of accumulated other comprehensive loss and are reclassified into interest income, net, in the same period during which the hedged transactions affect earnings.

Leases

The Company leases retail stores, office space and warehouse space under operating lease agreements that expire at various dates through September 2043. The Company’s leases generally have terms of up to ten years, generally require fixed rent payments and may require the payment of additional rent if store sales exceed negotiated amounts. Although most of the Company’s equipment is owned, the Company has limited equipment leases that expire on various dates through March 2030. The Company acts as sublessor in certain leasing arrangements, primarily related to closed stores. Fixed sublease payments received are recognized on a straight-line basis over the sublease term. The Company determines the sublease term based on the date it provides possession to the subtenant through the expiration date of the sublease.

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
The following table presents the Company’s supplemental cash flow information related to leases (in millions):

	Three Months Ended
	June 27, 2026	June 28, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$78	$85
During each of the three months ended June 27, 2026 and June 28, 2025, the Company recorded sublease income of $2 million within selling, general and administrative expenses.
Net Income (Loss) per Share
The Company’s basic net income (loss) per ordinary share is calculated by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. Diluted net income (loss) per ordinary share reflects the potential dilution that would occur if restricted share units (“RSUs”) or any other potentially dilutive instruments were converted or exercised into ordinary shares. These potentially dilutive securities are included in diluted shares to the extent they are dilutive under the treasury stock method for the applicable periods. Performance-based RSUs are included in diluted shares if the related performance conditions are considered satisfied as of the end of the reporting period and to the extent they are dilutive under the treasury stock method.

The components of the calculation of basic net income (loss) per ordinary share and diluted net income (loss) per ordinary share are as follows (in millions, except share and per share data):

	Three Months Ended
	June 27, 2026	June 28, 2025
Numerator:
Net income from continuing operations	$70	$56
Less: Net income attributable to noncontrolling interest from continuing operations	1	—
Net income attributable to Capri from continuing operations	$69	$56

Net loss from discontinued operations, net of tax	$—	$(3)
Less: Net income attributable to noncontrolling interest from discontinued operations	—	—
Net income (loss) attributable to Capri from discontinued operations	—	(3)
Net income attributable to Capri	$69	$53

Denominator:
Basic weighted average shares	115,424,288	118,799,819
Weighted average dilutive share equivalents:
Restricted stock units and performance restricted stock units	614,938	307,844
Diluted weighted average shares	116,039,226	119,107,663

Net income (loss) per ordinary share attributable to Capri:
Basic from continuing operations	$0.60	$0.47
Basic from discontinued operations	—	(0.03)
Basic per ordinary share (1)	$0.60	$0.44

Diluted from continuing operations	$0.60	$0.47
Diluted from discontinued operations	—	(0.03)
Diluted per ordinary share (1)	$0.60	$0.44

(1)Basic and diluted per share amounts are calculated using unrounded numbers.
During the three months ended June 27, 2026 and June 28, 2025, share equivalents of 1,090,269 and 2,689,897 shares, respectively, have been excluded from the above calculations due to their anti-dilutive effect.
Refer to Note 3 - “Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2026 for a complete disclosure of the Company’s significant accounting policies.

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
3. Discontinued Operations
On April 10, 2025, the Company and Prada entered into the Purchase Agreement whereby Prada agreed to acquire certain subsidiaries of the Company which operate the Company’s Versace business for an aggregate purchase price of $1.375 billion in cash, subject to certain adjustments, including for net indebtedness, working capital and transaction expenses. On December 2, 2025 (the “Closing Date”), the Company completed the sale of its Versace business for gross cash proceeds of $1.395 billion based on an estimated closing statement. After giving effect to certain benefits the purchaser received, pursuant to the Purchase Agreement and the Transition Services Agreement (“TSA”), the Company’s net consideration from the Versace divestiture was approximately $1.365 billion. On June 9, 2026, the Company and Prada finalized the closing price with no post-closing adjustments.
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
The operating results of discontinued operations only reflect revenues and expenses that are directly attributable to the Versace business through the Closing Date that were removed from continuing operations. Discontinued operations do not include any allocation of corporate overhead expense. The following table presents the major components of discontinued operations, net of income taxes, in the Company’s consolidated statements of operations and comprehensive income (loss) for the three months ended June 28, 2025 (in millions):

June 28, 2025
Total revenue	$183
Cost of goods sold	50
Selling, general and administrative expenses	137
Depreciation and amortization	4
Restructuring and other expense	3
Other income, net	1
Foreign currency gain	(9)
Loss from discontinued operations before income taxes	(3)
Benefit for income taxes	—
Net loss from discontinued operations, net of tax	$(3)
In addition, the Company agreed to provide certain transition services to Versace pursuant to the TSA. Income related to the TSA is presented in continuing operations within other income, net, of approximately $3 million on the Company’s consolidated statements of operations and comprehensive income (loss) for the three months ended June 27, 2026 with all related costs presented within selling, general and administrative expenses.

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
Retail
The Company generates sales through directly operated stores and e-commerce sites throughout the Americas (United States, Canada and Latin America), certain parts of EMEA (Europe, Middle East and Africa) and certain parts of Asia (Asia and Oceania). Retail revenue is recognized when control of the product is transferred at the point of sale at Company owned stores, including concessions. For e-commerce transactions, control is transferred and revenue is recognized when products are delivered to the customer. To arrive at retail net sales, gross sales are reduced by actual customer returns, as well as by a provision for estimated future customer returns.
Sales tax collected from retail customers are presented on a net basis and, as such, are excluded from revenue. Shipping and handling costs that are billed to customers are included in net sales, with the related costs recorded in cost of goods sold. Shipping and handling costs that are not billed to customers are accounted for as fulfillment costs.
Gift Cards. The Company sells gift cards that can be redeemed for merchandise, resulting in a contract liability upon issuance. Revenue is recognized when a gift card is redeemed or upon “breakage” for the estimated portion of gift cards that are not expected to be redeemed. “Breakage” revenue is calculated under the proportional redemption methodology, which considers the historical patterns of redemption in jurisdictions where the Company is not required to remit the value of the unredeemed gift cards as unclaimed property. The Company anticipates that substantially all of its outstanding gift cards will be redeemed within the next 12 months. The contract liability related to gift and retail store credits, net of estimated “breakage”, was $10 million as of both June 27, 2026 and March 28, 2026 and is included in accrued expenses and other current liabilities in the Company’s consolidated balance sheets.
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
Wholesale
The Company’s products are sold primarily to major department stores, specialty stores and travel retail shops throughout the Americas, EMEA and Asia. The Company also has arrangements where its products are sold to geographic licensees in certain parts of EMEA, Asia and South America. Wholesale revenue is recognized net of estimates for sales returns, discounts, markdowns and allowances, when merchandise is shipped and control of the underlying product is transferred to the Company’s wholesale customers. To arrive at wholesale net sales, gross sales are reduced by provisions for estimated future returns, as well as trade discounts, markdowns, allowances, operational chargebacks and certain cooperative selling expenses. These estimates are developed based on historical trends, actual and forecasted performance and market conditions, and are reviewed by management on a quarterly basis. Unfulfilled, non-cancelable purchase orders for products from wholesale customers (including the Company’s geographic licensees) are expected to be fulfilled within the next 12 months.

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
Sales Returns
The refund liability recorded as of June 27, 2026 was $29 million, and the related asset for the right to recover returned product as of June 27, 2026 was $8 million. The refund liability recorded as of March 28, 2026 was $26 million, and the related asset for the right to recover returned product as of March 28, 2026 was $7 million.
Contract Balances
Total contract liabilities were $13 million and $11 million as of June 27, 2026 and March 28, 2026, respectively. For the three months ended June 27, 2026, the Company recognized $6 million in revenue relating to contract liabilities that existed at March 28, 2026. For the three months ended June 28, 2025, the Company recognized $10 million in revenue which related to contract liabilities that existed at March 29, 2025. There were no material contract assets recorded as of June 27, 2026 and March 28, 2026.
There were no changes in historical variable consideration estimates that were materially different from actual results.
Disaggregation of Revenue
The following table presents the Company’s segment revenue disaggregated by geographic location (in millions):

	Three Months Ended
	June 27, 2026	June 28, 2025
Michael Kors - the Americas	$372	$413
Michael Kors - EMEA	142	150
Michael Kors - Asia	76	72
Total Michael Kors revenue	590	635

Jimmy Choo - the Americas	58	46
Jimmy Choo - EMEA	82	78
Jimmy Choo - Asia	39	38
Total Jimmy Choo revenue	179	162

Total - the Americas	430	459
Total - EMEA	224	228
Total - Asia	115	110
Total revenue	$769	$797

Refer to Note 5 - “Revenue Recognition” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2026 for a complete disclosure of the Company’s revenue recognition policy.
5. Receivables, net
Receivables, net, consist of (in millions):

	June 27, 2026	March 28, 2026
Trade receivables (1)	$212	$238
Receivables due from licensees	23	19
	235	257
Less: allowances	(47)	(46)
Total receivables, net	$188	$211

(1)As of June 27, 2026 and March 28, 2026, $62 million and $67 million of trade receivables were insured, respectively.
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
Allowance for credit losses were $17 million as of June 27, 2026 and March 28, 2026. The Company had immaterial credit losses for the three months ended June 27, 2026 and three months ended June 28, 2025.
6. Property and Equipment, net
Property and equipment, net, consists of (in millions):

	June 27, 2026	March 28, 2026
Leasehold improvements	$344	$341
Computer equipment and software	267	264
Furniture and fixtures	157	157
Equipment	106	105
Building	61	62
In-store shops	26	26
Land	19	19
Total property and equipment, gross	980	974
Less: accumulated depreciation and amortization	(636)	(627)
Subtotal	344	347
Construction-in-progress	15	24
Total property and equipment, net	$359	$371
Depreciation and amortization of property and equipment for the three months ended June 27, 2026 was $22 million. Depreciation and amortization of property and equipment for the three months ended June 28, 2025 was $23 million. The Company did not record any property and equipment impairment charges during the three months ended June 27, 2026 and June 28, 2025, respectively.

7. Intangible Assets and Goodwill
The following table details the carrying values of the Company’s intangible assets and goodwill (in millions):

	June 27, 2026	March 28, 2026
Definite-lived intangible assets:
Reacquired rights	$400	$400
Trademarks	23	23
Customer relationships (1)	219	220
Gross definite-lived intangible assets	642	643
Less: accumulated amortization	(297)	(290)
Net definite-lived intangible assets	345	353

Indefinite-lived intangible assets:
Jimmy Choo brand (2)	209	209
Net indefinite-lived intangible assets	209	209

Intangible assets, net	$554	$562

Goodwill (3)	$201	$202

(1)The change in the carrying value since March 28, 2026 relates to the impact of foreign currency translation adjustments.
(2)As of June 27, 2026 and March 28, 2026, the Company had accumulated impairment charges of $358 million related to its Jimmy Choo brand intangible assets.
(3)Includes accumulated impairment of $605 million related to the Jimmy Choo reporting units as of June 27, 2026 and March 28, 2026. The change in the carrying value since March 28, 2026 relates to the impact of foreign currency translation adjustments.
Amortization expense for the Company’s definite-lived intangible assets was $7 million for each of the three months ended June 27, 2026 and June 28, 2025.
8. Other Current Assets and Other Current Liabilities
Prepaid expenses and other current assets consist of the following (in millions):

	June 27, 2026	March 28, 2026
Prepaid taxes	$84	$88
U.S. import tariff receivables	59	65
Prepaid contracts	17	18
Interest receivable related to hedges	13	20
Restricted cash	11	10
Other accounts receivables	5	4
Other prepaid expenses and current assets	28	21
Total prepaid expenses and other current assets	$217	$226

Accrued expenses and other current liabilities consist of the following (in millions):

	June 27, 2026	March 28, 2026
Short-term derivative liability	$48	$30
Return liabilities	29	26
Other taxes payable	27	33
Accrued advertising and marketing	23	24
Professional services	21	20
Accrued e-commerce	19	15
Accrued purchases and samples	14	14
Accrued rent (1)	12	11
Gift and retail store credits	10	10
Retail store expense accrual	7	12
Accrued capital expenditures	6	18
Deferred income	2	3
Other accrued expenses and current liabilities	33	35
Total accrued expenses and other current liabilities	$251	$251

(1)The accrued rent balance relates to variable lease payments.
9. Restructuring and Other Expense
During the three months ended June 27, 2026, the Company recorded $3 million, primarily related to employee severance due to restructuring activities completed during the quarter.
As announced during the fourth quarter of Fiscal 2024, the Board of Directors of the Company approved a Global Optimization Plan in order to streamline the Company’s operating model, maximize efficiency and support long-term profitable growth.
During the three months ended June 28, 2025, the Company closed 15 of its retail stores which have been incorporated into the Global Optimization Plan. Net restructuring charges recorded in connection with the Global Optimization Plan during the three months ended June 28, 2025 were $1 million, primarily related to severance and store closure costs, partially offset by gains on lease terminations. The Global Optimization Plan concluded in Fiscal 2026.
10. Debt Obligations
The following table presents the Company’s debt obligations (in millions):

	June 27, 2026	March 28, 2026
Revolving Credit Facility	$321	$340
Other	17	17
Total debt	338	357
Less: Short-term debt	14	14
Total long-term debt	$324	$343

Senior Revolving Credit Facility
On June 24, 2026, the Company entered into Amendment No. 1 (the “Amendment”) to its existing Amended and Restated Credit Agreement, dated as of February 4, 2025 (the “Existing Credit Agreement”, and as amended by the Amendment, the “Credit Agreement”), with, among others, JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as administrative agent. The Amendment amends the Existing Credit Agreement to, among other things, reduce the aggregate commitments under the Company’s existing revolving credit facility (the “2025 Revolving Credit Facility”) from $1.5 billion to $1.0 billion and extend the maturity of the commitments to June 24, 2031 by establishing replacement revolving credit commitments (the “2026 Revolving Credit Facility”).

The Company, a U.S. subsidiary of the Company, a Canadian subsidiary of the Company, a Swiss subsidiary of the Company and a Dutch subsidiary of the Company are borrowers under the 2026 Revolving Credit Facility, which is guaranteed by the borrowers and certain other subsidiaries of the Company (the “Guarantees”). Borrowings under the 2026 Revolving Credit Facility may be denominated in U.S. Dollars, Euros, Canadian Dollars, Pounds Sterling, Japanese Yen and Swiss Francs. The 2026 Revolving Credit Facility includes sub-facilities for the issuance of letters of credit up to $125 million and swing line loans at the administrative agent’s discretion of up to $100 million.
The 2026 Revolving Credit Facility is secured by liens on substantially all of the assets of the Company and its U.S. subsidiaries that are borrowers and guarantors, excluding real property and other customary exceptions, and by substantially all of the registered intellectual property of the Company and its subsidiaries.
Borrowings under the 2026 Revolving Credit Facility bear interest, at the Company’s option, at (i) for loans denominated in U.S. Dollars, (A) an alternate base rate, which is the greatest of (x) the prime rate publicly announced from time to time by JPMorgan Chase, (y) the greater of the federal funds effective rate and the Federal Reserve Bank of New York overnight bank funding rate and zero, plus 50 basis points, and (z) the greater of term SOFR for an interest period of one month and zero, plus 100 basis points or (B) the greater of term SOFR for the applicable interest period and zero; (ii) for loans denominated in Pounds Sterling, the greater of SONIA and zero; (iii) for loans denominated in Swiss Francs, the greater of SARON and zero; (iv) for loans denominated in Euro, the greater of EURIBOR for the applicable interest period adjusted for statutory reserve requirements and zero; (v) for loans denominated in Canadian Dollars, the greater of daily simple CORRA and zero; and (vi) for loans denominated in Japanese Yen, the greater of TIBOR for the applicable interest period adjusted for statutory reserve requirements and zero; in each case, plus an applicable margin based on the Company’s net leverage ratio.
The 2026 Revolving Credit Facility provides for an annual administration fee and an unused commitment fee equal to 10 basis points to 20 basis points per annum, based on the Company’s net leverage ratio, applied to the average daily unused amount of the 2026 Revolving Credit Facility. Borrowings under the 2026 Revolving Credit Facility may be prepaid and the commitments may be terminated or reduced by the borrowers without premium or penalty other than customary “breakage” costs.
The 2026 Revolving Credit Facility also permits certain working capital facilities between the Company or any of its subsidiaries, on the one hand, and a lender or an affiliate of a lender under the 2026 Revolving Credit Facility, on the other, to be guaranteed under the Guarantees, and permits certain swap obligations and banking services obligations owing to, supply chain financings with, and certain bilateral letters of credit and bank guarantees issued by, a lender or an affiliate of a lender to be guaranteed and secured under the Guarantees and collateral documents.
The Credit Agreement continues to require the Company to maintain a net leverage ratio as of the end of each fiscal quarter of no greater than 4.0 to 1; provided, that on no more than two occasions, if the Company consummates a material acquisition, the Company may elect to increase the covenant level to 4.5 to 1 for the four fiscal quarter period commencing with the fiscal quarter in which such material acquisition is consummated. Such net leverage ratio is calculated as the ratio of the sum of total indebtedness, plus the capitalized amount of all operating lease obligations, as of the date of measurement, minus unrestricted cash and cash equivalents not to exceed $200 million, to consolidated EBITDAR. The Credit Agreement also includes covenants that limit additional indebtedness, liens, acquisitions and other investments, dispositions, restricted payments and affiliate transactions. The Credit Agreement contains events of default customary for financings of this type, including, but not limited to, payment defaults, material inaccuracy of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy or insolvency, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or collateral document supporting the 2026 Revolving Credit Facility to be in full force and effect, and changes of control. If such an event of default occurs and is continuing, the lenders under the 2026 Revolving Credit Facility would be entitled to take various actions, including, but not limited to, terminating the commitments and accelerating amounts outstanding under the 2026 Revolving Credit Facility and exercising remedies against collateral.
The Company had $321 million of borrowings outstanding under the 2026 Revolving Credit Facility as of June 27, 2026. The Company had $340 million of borrowings outstanding under the 2025 Revolving Credit Facility as of March 28, 2026. In addition, stand-by letters of credit of $1 million were outstanding as of June 27, 2026 and March 28, 2026, respectively. As of June 27, 2026 and March 28, 2026, the amount available for future borrowings under the Revolving Credit Facility was $678 million and $1.159 billion, respectively.
The Company had $6 million of deferred financing fees related to the 2026 Revolving Credit Facility as of June 27, 2026 recorded within other assets in the Company’s consolidated balance sheets. The Company had $2 million of deferred financing fees related to the 2025 Revolving Credit Facilities as of March 28, 2026 recorded within other assets in the Company’s consolidated balance sheets.

As of June 27, 2026, the Company was in compliance with all covenants related to the 2026 Revolving Credit Facility.
Supplier Financing Program
The Company offers a supplier financing program which enables the Company’s inventory suppliers, at their sole discretion, to sell their receivables (i.e., the Company’s payment obligations to suppliers) to a financial institution on a non-recourse basis in order to be paid earlier than current payment terms provide. The Company’s obligations, including the amount due and scheduled payment dates, which generally do not exceed 90 days, are not impacted by a suppliers’ decision to participate in this program. The Company does not reimburse suppliers for any costs they incur to participate in the program and their participation is voluntary. The amount outstanding under this program as of June 27, 2026 and March 28, 2026 was $14 million and is presented as short-term debt on the Company’s consolidated balance sheets.
Refer to Note 13 - “Debt Obligations” to the Company’s Fiscal 2026 Annual Report on Form 10-K for additional information regarding the Company’s credit facilities and debt obligations.
11. Commitments and Contingencies
The Company is involved in various routine legal proceedings incident to the ordinary course of its business. The Company believes that the outcome of all pending, routine legal proceedings, in the aggregate, will not have a material adverse effect on its business, results of operations and financial condition.
Refer to the matters in Item 1. Legal Proceedings to the accompanying Part II Other Information for additional information on certain non-routine legal proceedings against the Company which may be material.
Also refer to the Contractual Obligations and Commercial Commitments disclosure within the Liquidity and Capital Resources section of the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2026 for a detailed disclosure of other commitments and contractual obligations as of March 28, 2026.
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

At June 27, 2026 and March 28, 2026, the fair values of the Company’s derivative contracts were determined using broker quotations, which were calculations derived from observable market information: the applicable currency rates at the balance sheet date and those forward rates particular to the contract at inception. The Company makes no adjustments to these broker obtained quotes or prices, but assesses the credit risk of the counterparty and would adjust the provided valuations for counterparty credit risk when appropriate. The fair value of the Company’s derivative instruments are included in prepaid expenses and other current assets, other assets, accrued expenses and other current liabilities and in other long-term liabilities on the consolidated balance sheets depending on whether they represent assets or liabilities of the Company and based on the maturity date of each individual derivative contract. Refer to Note 13 - “Derivative Financial Instruments” for further detail.

All derivative contracts are measured and recorded at fair value on a recurring basis and are categorized in Level 2 of the fair value hierarchy, as shown in the following table (in millions):

	Fair value at June 27, 2026 using:			Fair value at March 28, 2026 using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets:
Forward foreign currency exchange contracts	$—	$3	$—	$—	$2	$—
Total derivative assets	$—	$3	$—	$—	$2	$—

Derivative liabilities:
Net investment hedges	$—	$809	$—	$—	$840	$—
Total derivative liabilities	$—	$809	$—	$—	$840	$—
The Company’s debt obligations are recorded on its consolidated balance sheets at carrying values, which may differ from the related fair values. Borrowings under revolving credit facilities, if outstanding, are recorded at carrying value, which approximates fair value due to the frequent nature of such borrowings and repayments. Refer to Note 10 - “Debt Obligations” for detailed information related to the carrying values of the Company’s outstanding debt.
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
The Company recorded no impairment charges during the three months ended June 27, 2026 and June 28, 2025.
13. Derivative Financial Instruments
Forward Foreign Currency Exchange Contracts
As of June 27, 2026 and March 28, 2026, the Company had $78 million and $108 million in notional of EUR/USD designated forward contracts outstanding, respectively.
Net Investment Hedges
As of March 28, 2026 and June 27, 2026, the Company had $3.5 billion of fixed-to-fixed cross-currency hedges outstanding related to its net investment in Swiss Franc (“CHF”) denominated subsidiaries, of which the Company will exchange monthly and semi-annual fixed rate payments on United States dollar notional amounts for fixed rate payments of 0.0% in CHF. These contracts have maturity dates between March 2027 and May 2045 and are designated as net investment hedges.
Certain of these contracts are supported by credit support annexes (“CSA”) which provide for collateral exchange with the earliest effective date being June 2030. At the effective date of the respective CSA, if the fair value of a derivative contract exceeds a certain threshold governed by the aforementioned CSAs, either party is required to post cash collateral.

As of June 27, 2026 and March 28, 2026, the Company had $2.364 billion of fixed-to-fixed cross-currency hedges outstanding related to its net investment in Euro (“EUR”) denominated subsidiaries, of which the Company will exchange monthly fixed rate payments on United States dollar notional amounts for fixed rate payments of 0.0% in EUR. These contracts have maturity dates between December 2027 and July 2031 and have been designated as net investment hedges.
The Company recorded interest income of $33 million and $36 million during the three months ended June 27, 2026 and June 28, 2025, respectively.
Interest Rate Swaps
As of June 27, 2026 and March 28, 2026, the Company did not have any interest rate swap agreements outstanding as they were terminated during Fiscal 2025.

During the three months ended June 28, 2025, the Company recognized $2 million of interest income related to amortization of the fair value previously recorded as a component of accumulated other comprehensive loss related to the terminated interest rate swaps.
The following table details the fair value of the Company’s derivative contracts, which are recorded on a gross basis in the consolidated balance sheets as of June 27, 2026 and March 28, 2026 (in millions):

			Fair Value
	Notional Amounts		Assets				Liabilities
	June 27, 2026	March 28, 2026	June 27, 2026		March 28, 2026		June 27, 2026		March 28, 2026
Designated forward foreign currency exchange contracts	$78	$108	$3	(1)	$2	(1)	$—		$—
Designated net investment hedges	5,864	5,864	—		—		809	(2)	840	(2)
Total	$5,942	$5,972	$3		$2		$809		$840

(1)Recorded within prepaid expenses and other current assets in the Company’s consolidated balance sheets.
(2)As of June 27, 2026, the Company recorded $48 million within accrued expenses and other current liabilities and $761 million within other long-term liabilities on the Company’s consolidated balance sheets. As of March 28, 2026, the Company recorded $30 million within accrued expenses and other current liabilities and $810 million within other long-term liabilities on the Company’s consolidated balance sheets.
The Company records and presents the fair value of its derivative assets and liabilities on its consolidated balance sheets on a gross basis, as shown in the above table. However, if the Company were to offset and record the asset and liability balances for its derivative instruments on a net basis in accordance with the terms of its master netting arrangements, which provide for the right to set-off amounts for similar transactions denominated in the same currencies and with the same banks, the resulting impact as of June 27, 2026 and March 28, 2026 would be as follows (in millions):

	Forward Currency Exchange Contracts		Net Investment Hedges
	June 27, 2026	March 28, 2026	June 27, 2026	March 28, 2026
Assets subject to master netting arrangements	$3	$2	$—	$—
Liabilities subject to master netting arrangements	$—	$—	$809	$840
Derivative assets, net	$3	$2	$—	$—
Derivative liabilities, net	$—	$—	$809	$840
As of June 27, 2026, the Company’s master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties.

The following tables summarize the losses recognized within the consolidated statements of operations and comprehensive (loss) income related to the Company’s hedge contracts for the three months ended June 27, 2026 and June 28, 2025 (in millions):

	Three Months Ended
	June 27, 2026	June 28, 2025	Location of Losses Recognized
Designated forward foreign currency exchange contracts	$1	$—	Cost of goods sold
Designated interest rate swaps	$—	$2	Interest expense, net
The following table summarizes the pre-tax impact of the gains and losses recorded to other comprehensive income (“OCI”) related to the Company’s designated hedges (in millions):

	Three Months Ended
	June 27, 2026	June 28, 2025
	Pre-Tax Gains Recognized in OCI	Pre-Tax Losses Recognized in OCI
Designated forward foreign currency exchange contracts	$1	$—
Designated net investment hedges	$31	$(585)
Refer to Note 2 - “Summary of Significant Accounting Policies” for additional information about our accounting policies for derivative financial instruments.
14. Shareholders’ Equity
Share Repurchase Program
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
During the three months ended June 27, 2026, the Company repurchased 2,589,502 shares through open market transactions with a fair value of $50 million as part of this program. As of June 27, 2026, the remaining availability under this share repurchase program was $871 million. No share repurchase program was in effect during the three months ended June 28, 2025.
The Company also has in place a “withhold to cover” repurchase program, which allows the Company to withhold ordinary shares from certain employees and directors to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards. During the three months ended June 27, 2026 and June 28, 2025, the Company withheld 182,606 shares and 86,365 shares, respectively, with a fair value of $4 million and $1 million, respectively, in satisfaction of minimum tax withholding obligations relating to the vesting of restricted share awards.

Accumulated Other Comprehensive Loss
The following table details changes in the components of accumulated other comprehensive loss, net of taxes, for the three months ended June 27, 2026 and June 28, 2025, respectively (in millions):

	Foreign Currency Translation Adjustments (1)	Net Gain (Loss) on Derivatives (2)	Other Comprehensive (Loss) Income Attributable to Capri
Balance at March 28, 2026	$(324)	$1	$(323)
Other comprehensive income before reclassifications	28	1	29
Reclassified from AOCI to earnings	—	1	1
Other comprehensive income, net of tax	28	2	30
Balance at June 27, 2026	$(296)	$3	$(293)

Balance at March 29, 2025	$67	$(10)	$57
Other comprehensive loss before reclassifications	(451)	(4)	(455)
Reclassified from AOCI to earnings	—	2	2
Other comprehensive loss, net of tax	(451)	(2)	(453)
Balance at June 28, 2025	$(384)	$(12)	$(396)

(1)Foreign currency translation adjustments for the three months ended June 27, 2026 primarily include a $31 million gain, net of taxes of $8 million, relating to the Company’s net investment hedges, as well as a net $5 million translation gain. Foreign currency translation adjustments for the three months ended June 28, 2025 primarily include a $437 million loss, net of taxes of $148 million, relating to the Company’s net investment hedges, as well as a net $14 million translation loss.
(2)Other comprehensive gain (loss) before reclassifications for both the three months ended June 27, 2026 and June 28, 2025 primarily relate to the Company’s foreign currency exchange contracts for inventory purchases. Reclassifications from AOCI into earnings for the three months ended June 27, 2026 were $1 million, net of immaterial taxes, related to the Company’s forward foreign currency exchange contracts for inventory purchases. Reclassifications from AOCI into earnings for three months ended June 28, 2025 were $2 million, net of taxes, related to the Company’s terminated interest rate swaps.

15. Share-Based Compensation
The Company grants equity awards to certain employees and directors of the Company at the discretion of the Company’s Compensation and Talent Committee. On December 1, 2011, the Company adopted the Omnibus Incentive Plan (the “Incentive Plan”) which allows for grants of share options, restricted shares, RSUs and other forms of equity compensation. On August 7, 2025, the Company’s shareholders approved an amendment to the Incentive Plan to increase the total authorized number of ordinary shares authorized for issuance to 24,971,000. At June 27, 2026, there were 2,584,341 ordinary shares available for future grants of equity awards under the Incentive Plan.
Service-based RSUs
The Company grants service-based RSUs at the fair market value on the grant date. The expense related to RSUs is based on the closing market price of the Company’s shares on the date of grant and is recognized ratably over the vesting period, net of expected forfeitures. Service-based RSUs generally vest in full on the first anniversary of the date of grant for the Company’s independent directors, or in equal increments on each of the third or fourth anniversaries of the date of grant (unless the employee is retirement-eligible).

Performance-based RSUs
The Company grants performance-based RSUs at the fair market value on the grant date. Performance-based RSUs generally vest in full on the third anniversary of the date of grant, subject to the employee’s continued employment during the vesting period and only if certain pre-established performance targets are met. The expense related to performance-based RSUs is recognized ratably over the service period, net of forfeitures, based on the probability of attainment of the related performance targets. The potential number of shares that may be earned ranges from 0%, if the minimum level of performance is not attained, to 200%, if the level of performance is at or above the predetermined maximum achievement level.
The performance-based RSU grant to certain members of senior management include a Capri free cash flow (“FCF”) performance condition along with a total shareholder return (“TSR”) based market condition. The Company estimates the grant date fair value for the portion of the award subject to the TSR market condition using a Monte Carlo simulation, which models multiple stock price paths of the Company’s ordinary shares and that of its pre-defined peer group to evaluate and calculate the Company’s expected relative TSR performance ranking over the performance period. The expense related to performance-based RSUs with a market condition, net of forfeitures, is recorded over the service period regardless of whether, and the extent to which, the market condition is ultimately satisfied. The assumptions used as inputs to the simulation model and the resulting weighted average grant date fair value are as follows:

June 27, 2026
Expected volatility	48.7%
Expected dividend yield	—%
Risk-free interest rate	3.8%
Weighted-average grant date fair value	$29.29
The following table summarizes the Company’s share-based compensation activity during the three months ended June 27, 2026:

	Service-Based RSUs	Performance-Based RSUs (1)
Outstanding/Unvested at March 28, 2026	2,609,707	162,954
Granted	1,686,574	234,932
Exercised/Vested	(1,101,924)	(113,580)
Change due to performance conditions, net	—	(49,374)
Canceled/Forfeited	(104,606)	—
Outstanding/Unvested at June 27, 2026	3,089,751	234,932

(1)Inclusive of FCF and TSR performance-based RSUs.
The weighted average grant date fair value of service-based RSUs and FCF performance-based RSUs granted during the three months ended June 27, 2026 was $20.91 and $21.06, respectively. The weighted average grant date fair value of service-based RSUs granted during the three months ended June 28, 2025 was $17.23. There were no performance-based RSUs granted during the three months ended June 28, 2025.

Share-Based Compensation Expense
The following table summarizes compensation expense attributable to share-based compensation for the three months ended June 27, 2026 and June 28, 2025 (in millions):

	Three Months Ended
	June 27, 2026	June 28, 2025
Share-based compensation expense	$13	$14
Tax benefit related to share-based compensation expense	$—	$—
Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rates. The estimated value of future forfeitures for equity awards as of June 27, 2026 was $6 million. There were no estimated forfeitures for performance-based RSUs.
Refer to Note 18 - “Share-Based Compensation” in the Company’s Fiscal 2026 Annual Report on Form 10-K for additional information relating to the Company’s share-based compensation awards.
16. Income Taxes
The Company’s effective tax rate for the three months ended June 27, 2026 was (34.6)%. The effective rate for the three months ended June 27, 2026 differs from the United Kingdom statutory rate of 25% (the “UK Rate”) primarily due to the reduction in the Company’s valuation allowance as a result of the restructuring of certain legal entities completed during the period.
The Company’s effective tax rate for the three months ended June 28, 2025 was (40.0)%. The effective tax rate for the three months ended June 28, 2025 differs from the UK Rate primarily due to the reduction in the Company’s valuation allowance during the period.
17. Segment Information

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
In addition to these reportable segments, the Company has certain corporate costs that are not directly attributable to its brands and, therefore, are not allocated to its segments. Such costs primarily include certain administrative, corporate occupancy, shared service and information technology systems expenses and Capri transformation costs. In addition, certain other costs are not allocated to segments, including restructuring and other expense. The segment structure is consistent with how the Company’s CODM plans and allocates resources, manages the business and assesses performance. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance.
The following table presents the key performance information of the Company’s reportable segments (in millions):

		Three Months Ended
		June 27, 2026	June 28, 2025
	Total revenue:
	Michael Kors	$590	$635
	Jimmy Choo	179	162
	Total revenue	$769	$797

	Cost of goods sold:
	Michael Kors	$213	$247
	Jimmy Choo	56	48
	Total cost of goods sold	$269	$295

	Selling, general and administrative expenses:
	Michael Kors	$304	$307
	Jimmy Choo	104	103
	Corporate	43	45
	Total selling, general and administrative expenses	$451	$455

	Depreciation and amortization:
	Michael Kors	$18	$18
	Jimmy Choo	6	7
	Corporate	5	5
	Total depreciation and amortization	$29	$30

	Income from continuing operations:
	Michael Kors	$55	$63
	Jimmy Choo	13	4
		68	67
Less:	Corporate expenses	(48)	(50)
	Restructuring and other expense	(3)	(1)
	Income from continuing operations	$17	$16

Total revenue (based on country of origin) by geographic location are as follows (in millions):

	Three Months Ended
	June 27, 2026	June 28, 2025
Revenue:
The Americas (1)	$430	$459
EMEA	224	228
Asia	115	110
Total revenue	$769	$797

(1)Total revenue earned in the U.S. was $389 million and $418 million, respectively, for the three months ended June 27, 2026 and June 28, 2025.
Total long-lived assets of the Company’s reportable segments are as follows (in millions):

	As of
	June 27, 2026	March 28, 2026
Long-lived assets:
Michael Kors	$1,196	$1,198
Jimmy Choo	572	589
Total long-lived assets	$1,768	$1,787
18. Subsequent Events
U.S. Import Tariffs Update
On July 23, 2026, the United States Trade Representative took action under Section 301 imposing tariffs on 60 economies for forced-labor enforcement failures, at country-specific rates of 10% or 12.5%, effective on July 24, 2026 at the same time as the tariffs previously imposed under Section 122 of the Trade Act of 1974 expired.
Subsequent to June 27, 2026, the Company collected an additional $43 million from the CBP for a total of $49 million through July 31, 2026 related to the IEEPA tariff refund receivable. Refer to Note 2 - “Summary of Significant Accounting Policies” to the accompanying consolidated financial statements for additional information.
Fifth Amended and Restated Omnibus Incentive Plan
On August 5, 2026, the Company filed a Registration Statement in accordance with the requirements of Form S-8 under the Securities Act of 1933, as amended, to register an additional 2,500,000 of its ordinary shares, no par value, that are reserved for issuance under the Capri Holdings Limited Fifth Amended and Restated Omnibus Incentive Plan. This amendment to increase the number of shares available to be awarded under the plan was approved by the Company’s shareholders on July 29, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Our Business
Capri Holdings Limited is a global fashion luxury group consisting of iconic brands Michael Kors and Jimmy Choo. Our commitment to creativity, fashion, style and craftsmanship is at the heart of each of our luxury brands. We have built our reputation on designing exceptional, innovative products that cover the full spectrum of fashion luxury categories. Our strength lies in the unique DNA and heritage of each of our brands, the diversity and passion of our people and our dedication to the clients and communities we serve. Our designs inspire consumers to embrace the feeling of luxury in every moment.
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
Our Jimmy Choo brand offers a distinctive, glamorous and fashion-forward product range that, since its inception in 1996, has been anchored by women’s luxury footwear, complemented by accessories, including handbags, small leather goods, jewelry, scarves and belts, as well as men’s luxury footwear and accessories. In addition, certain categories, including fragrance and eyewear, are produced under licensing agreements. Jimmy Choo’s design team is led by Sandra Choi, who has been the Creative Director for the brand since its inception. Jimmy Choo products are unique, instinctively seductive and chic. The brand offers classic and timeless luxury products, alongside innovative collections that are intended to set and lead fashion trends. Jimmy Choo is represented through its global store network, its e-commerce sites, as well as through the most prestigious department and specialty stores worldwide.
On April 8, 2025, our Board of Directors made the decision to sell Versace to Prada, and a definitive agreement was entered into on April 10, 2025. Accordingly, we determined that the held for sale and discontinued operations criteria were met and we classified the results of operations and cash flows of our Versace business as discontinued operations in our consolidated statements of operations and comprehensive income (loss) and consolidated statements of cash flows for all periods presented. On December 2, 2025, we completed the sale of our Versace business. Unless otherwise noted, management’s discussion and analysis of financial condition and results of operations only relates to our continuing operations. Refer to Note 3 - “Discontinued Operations” to the accompanying consolidated financial statements for additional information.
Certain Factors Affecting Financial Condition and Results of Operations
Macroeconomic conditions and inflationary pressures. Global economic conditions, including inflationary pressure, geopolitical instability due to war or other geopolitical factors (such as the conflicts in the Middle East) and broader macroeconomic uncertainty and the related impact on levels of consumer spending worldwide impacted our business during the first three months of Fiscal 2027, and are likely to continue to impact our business and the luxury accessories, footwear and apparel industry overall for the foreseeable future. Given the discretionary nature of our products, fluctuations in consumer confidence and disposable income, as well as elevated inflation, impact our business performance.
Costs of manufacturing, tariffs and import regulations. Our results of operations were impacted by volatility in manufacturing and sourcing costs during the first three months of Fiscal 2027, primarily driven by changes in raw material prices, labor costs and fuel and freight expenses (including increases in such costs due to the conflicts in the Middle East). In addition, because all of our products sold in the United States are manufactured outside the U.S., changes in trade policies, tariffs and import regulations affected product costs and operating income. In February 2026, the U.S. Supreme Court held that tariffs imposed under IEEPA were unlawful. We are entitled to a refund of approximately $65 million in IEEPA tariffs previously paid to U.S. Customs and Border Protection. Accordingly, as we intend to recover all the IEEPA tariffs previously paid we recorded an IEEPA tariff refund receivable of $65 million in the prior fiscal year of which we have received

$49 million as of July 31, 2026. We still expect to recover the full amount, though actual timing and amounts are subject to completion of the CBP’s refund process and involve inherent risks, including delays in government processing, administrative offsets, appeals of court orders directing refunds, or changes in law or policy affecting the refund process.
In response to the U.S. Supreme Court’s decision, the U.S. President issued an executive order imposing tariffs of 10% pursuant to Section 122 of the Trade Act of 1974 effective for 150 days, which commenced on February 24, 2026 and subsequently expired on July 24, 2026. On July 23, 2026, the United States Trade Representative took action under Section 301 imposing tariffs on 60 economies for forced-labor enforcement failures, at country-specific rates of 10% or 12.5%, effective on July 24, 2026. The outlook on further trade policy actions is unclear, and these actions have led to significant volatility and uncertainty in global markets. Uncertainty regarding the scope, duration and administration of trade measures, including the timing and recoverability of tariff refunds or relief where applicable, also contributed to, and may continue to contribute to, variability in costs and cash flows. We continue to seek to mitigate the impact of trade measures through sourcing strategies, free trade agreements and other supply chain initiatives, where available, but the extent to which we will be able to offset through such mitigation efforts is difficult to predict.
Foreign currency fluctuation and foreign currency hedging instruments. Our consolidated results were impacted by movements in foreign currency exchange rates between our reporting currency, the United States dollar, and the functional currency of our non-United States subsidiaries, primarily the Euro, the British Pound, the Chinese Renminbi and the Japanese Yen, among others. Currency volatility impacted our first quarter Fiscal 2027 reported results and contributed, or are expected to contribute, to variability of results in prior and future periods. We also utilize derivative instruments, including cross-currency hedges, to manage foreign currency exposure associated with our net investments in foreign subsidiaries, which can help mitigate, but does not eliminate, the impact of foreign exchange fluctuations, and the effectiveness of our hedging strategies may vary based on market conditions and the timing and magnitude of currency movements.
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

Unallocated Corporate Expenses
In addition to the reportable segments discussed above, we have certain corporate costs that are not directly attributable to our brands and, therefore, are not allocated to segments. Such costs primarily include certain administrative, corporate occupancy, shared service and information technology systems expenses and Capri transformation costs. In addition, certain other costs are not allocated to segments, including restructuring and other expense. The segment structure is consistent with how our chief operating decision maker plans and allocates resources, manages the business and assesses performance.
The following table presents our total revenue and income from continuing operations by segment for the three months ended June 27, 2026 and June 28, 2025 (in millions):

		Three Months Ended
		June 27, 2026	June 28, 2025
	Total revenue:
	Michael Kors	$590	$635
	Jimmy Choo	179	162
	Total revenue	$769	$797

	Cost of goods sold:
	Michael Kors	$213	$247
	Jimmy Choo	56	48
	Total cost of goods sold	$269	$295

	Selling, general and administrative expenses:
	Michael Kors	$304	$307
	Jimmy Choo	104	103
	Corporate	43	45
	Total selling, general and administrative expenses	$451	$455

	Depreciation and amortization:
	Michael Kors	$18	$18
	Jimmy Choo	6	7
	Corporate	5	5
	Total depreciation and amortization	$29	$30

	Income from continuing operations:
	Michael Kors	$55	$63
	Jimmy Choo	13	4
		68	67
Less:	Corporate expenses	(48)	(50)
	Restructuring and other expense	(3)	(1)
	Income from continuing operations	$17	$16

The following table presents our global network of retail stores by brand:

	As of
	June 27, 2026	June 28, 2025
Number of full price retail stores (including concessions):
Michael Kors	329	384
Jimmy Choo	154	161
	483	545

Number of outlet stores:
Michael Kors	333	311
Jimmy Choo	55	56
	388	367

Total number of retail stores	871	912
The following table presents our retail stores by geographic location:

	As of		As of
	June 27, 2026		June 28, 2025
	Michael Kors	Jimmy Choo	Michael Kors	Jimmy Choo
Store count by region:
The Americas	248	41	269	41
EMEA	140	64	141	64
Asia	274	104	285	112
	662	209	695	217
Key Consolidated Performance Indicators and Statistics
We use a number of key indicators of operating results to evaluate our performance, including the following (dollars in millions):

	Three Months Ended
	June 27, 2026	June 28, 2025
Total revenue	$769	$797
Gross profit as a percent of total revenue	65.0%	63.0%
Income from continuing operations	$17	$16
Income from continuing operations as a percent of total revenue	2.2%	2.0%

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Critical accounting policies are those that are the most important to the portrayal of our results of operations and financial condition and that require our most difficult, subjective and complex judgments to make estimates about the effect of matters that are inherently uncertain. In applying such policies, we must use certain assumptions that are based on our informed judgments, assessments of probability and best estimates. Estimates, by their nature, are subjective and are based on analysis of available information, including current and historical factors and the experience and judgment of management. We evaluate our assumptions and estimates on an ongoing basis. While our significant accounting policies are detailed in Note 2 - “Summary of Significant Accounting Policies” to the accompanying consolidated financial statements, our critical accounting policies are disclosed, in full, in the management’s discussion and analysis section of our Annual Report on Form 10-K for the fiscal year ended March 28, 2026. There have been no significant changes to our critical accounting policies and estimates since March 28, 2026.

Results of Operations
Comparison of the three months ended June 27, 2026 with the three months ended June 28, 2025
The following table details the results of our operations for the three months ended June 27, 2026 and June 28, 2025, and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Three Months Ended		$ Change	% Change	% of Total Revenue for the Three Months Ended
	June 27, 2026	June 28, 2025			June 27, 2026	June 28, 2025
Statements of Operations Data:
Total revenue	$769	$797	$(28)	(3.5)%
Cost of goods sold	269	295	(26)	(8.8)%	35.0%	37.0%
Gross profit	500	502	(2)	(0.4)%	65.0%	63.0%
Selling, general and administrative expenses	451	455	(4)	(0.9)%	58.6%	57.1%
Depreciation and amortization	29	30	(1)	(3.3)%	3.8%	3.8%
Restructuring and other expense	3	1	2	NM	0.4%	0.1%
Total operating expenses	483	486	(3)	(0.6)%	62.8%	61.0%
Income from continuing operations	17	16	1	6.3%	2.2%	2.0%
Other income, net	(3)	(1)	(2)	NM	(0.4)%	(0.1)%
Interest income, net	(31)	(18)	(13)	72.2%	(4.0)%	(2.3)%
Foreign currency gain	(1)	(5)	4	(80.0)%	(0.1)%	(0.6)%
Income from continuing operations before income taxes	52	40	12	30.0%	6.8%	5.0%
Benefit for income taxes	(18)	(16)	(2)	12.5%	(2.3)%	(2.0)%
Net income from continuing operations	70	56	14	25.0%
Net loss from discontinued operations, net of tax	—	(3)	3	NM
Net income	70	53	17	32.1%
Less: Net income attributable to noncontrolling interest from continuing operations	1	—	1	NM
Net income attributable to Capri	$69	$53	$16	30.2%

NM Not meaningful

Total Revenue

	Three Months Ended			% Change
(dollars in millions)	June 27, 2026	June 28, 2025	$ Change	As Reported	Constant Currency
Michael Kors	$590	$635	$(45)	(7.1)%	(7.6)%
Jimmy Choo	179	162	17	10.5%	9.3%
Total revenue	$769	$797	$(28)	(3.5)%	(4.1)%
Total revenue decreased $28 million, or 3.5%, to $769 million for the three months ended June 27, 2026, compared to $797 million for the three months ended June 28, 2025, which included net favorable foreign currency effects of approximately $5 million, primarily as a result of the weakening of the United States dollar compared to the Euro and British Pound. On a constant currency basis, our total revenue decreased $33 million, or 4.1%.

•Michael Kors revenue decreased $45 million, or 7.1%, to $590 million for the three months ended June 27, 2026, compared to $635 million for the three months ended June 28, 2025, which included favorable foreign currency effects of $3 million. On a constant currency basis, revenue decreased $48 million, or 7.6%, primarily driven by our quality of sale initiatives, as we reduced promotional activity compared to the prior year.
•Jimmy Choo revenue increased $17 million, or 10.5%, to $179 million for the three months ended June 27, 2026, compared to $162 million for the three months ended June 28, 2025, which included favorable foreign currency effects of $2 million. On a constant currency basis, revenue increased $15 million, or 9.3%, primarily driven by growth across all channels, reflecting strong brand momentum and the continued success of our product and marketing initiatives.
Refer to Note 4 - “Revenue Recognition” to the accompanying consolidated financial statements for additional information.
Gross Profit

	Three Months Ended
(dollars in millions)	June 27, 2026	June 28, 2025	$ Change	% Change
Gross Profit:
Michael Kors	$377	$388	$(11)	(2.8)%
Jimmy Choo	123	114	9	7.9%
Total gross profit	$500	$502	$(2)	(0.4)%
Gross Profit Margin:
Michael Kors	63.9%	61.1%
Jimmy Choo	68.7%	70.4%
Capri	65.0%	63.0%
Gross profit decreased $2 million, or 0.4%, to $500 million for the three months ended June 27, 2026, compared to $502 million for the three months ended June 28, 2025. Gross profit as a percentage of total revenue was 65.0% and 63.0% for the three months ended June 27, 2026 and June 28, 2025, respectively.
•Michael Kors gross profit decreased $11 million, or 2.8%, to $377 million for the three months ended June 27, 2026, compared to $388 million for the three months ended June 28, 2025. The 280 basis point increase in gross profit margin was primarily attributable to higher full price sell-throughs and lower U.S. import tariff costs compared to the prior year.
•Jimmy Choo gross profit increased $9 million, or 7.9%, to $123 million for the three months ended June 27, 2026, compared to $114 million for the three months ended June 28, 2025. The 170 basis point decrease in gross profit margin was primarily due to unfavorable channel mix.
Total Operating Expenses
Total operating expenses decreased $3 million, or 0.6%, to $483 million for the three months ended June 27, 2026, compared to $486 million for the three months ended June 28, 2025. Total operating expenses increased to 62.8% as a percentage of total revenue for the three months ended June 27, 2026, compared to 61.0% for the three months ended June 28, 2025. The components that comprise total operating expenses are explained below.

Selling, General and Administrative Expenses

	Three Months Ended
(dollars in millions)	June 27, 2026	June 28, 2025	$ Change	% Change
Selling, general and administrative expenses:
Michael Kors	$304	$307	$(3)	(1.0)%
Jimmy Choo	104	103	1	1.0%
Corporate	43	45	(2)	(4.4)%
Total selling, general and administrative expenses	$451	$455	$(4)	(0.9)%
Selling, general and administrative expenses decreased $4 million, or 0.9%, to $451 million for the three months ended June 27, 2026, compared to $455 million for the three months ended June 28, 2025. As a percentage of total revenue, selling, general and administrative expenses increased to 58.6% for the three months ended June 27, 2026, compared to 57.1% for the three months ended June 28, 2025.
•Michael Kors selling, general and administrative expenses decreased $3 million, or 1.0%, to $304 million for the three months ended June 27, 2026, compared to $307 million for the three months ended June 28, 2025. The decrease was primarily due to cost savings initiatives which resulted in lower retail store related costs and personnel expenses compared to the prior year.
•Jimmy Choo selling, general and administrative expenses remained consistent with the prior year increasing $1 million, or 1.0%, to $104 million for the three months ended June 27, 2026, compared to $103 million for the three months ended June 28, 2025.
Unallocated corporate expenses, which are included within selling, general and administrative expenses discussed above, but are not directly attributable to a reportable segment, decreased $2 million, or 4.4%, to $43 million for the three months ended June 27, 2026, compared to $45 million for the three months ended June 28, 2025. The decrease was primarily due to lower professional fees related to certain information technology projects which are now complete.
Income from Continuing Operations

	Three Months Ended
(dollars in millions)	June 27, 2026	June 28, 2025	$ Change	% Change
Income from continuing operations:
Michael Kors	$55	$63	$(8)	(12.7)%
Jimmy Choo	13	4	9	NM
	68	67	1	1.5%
Unallocated corporate and other expenses, net (1)	(51)	(51)	—	—%
Income from continuing operations	$17	$16	$1	6.3%
Operating Margin:
Michael Kors	9.3%	9.9%
Jimmy Choo	7.3%	2.5%
Capri	2.2%	2.0%

NM Not meaningful
(1)Certain corporate costs are not directly attributable to our brands and, therefore, are not allocated to segments. Refer to Note 17 - “Segment Information” to the accompanying consolidated financial statements for additional information.
Income from continuing operations was $17 million for the three months ended June 27, 2026, compared to $16 million for the three months ended June 28, 2025. Income from continuing operations as a percentage of total revenue was 2.2% for the three months ended June 27, 2026, compared to income from continuing operations of 2.0% for the three months ended June 28, 2025.

•Michael Kors recorded income from operations of $55 million for the three months ended June 27, 2026, compared to $63 million for the three months ended June 28, 2025. Operating margin decreased from 9.9% for the three months ended June 28, 2025, to 9.3% for the three months ended June 27, 2026, primarily due to deleveraging of operating expenses on lower revenues compared to the prior year.
•Jimmy Choo recorded income from operations of $13 million for the three months ended June 27, 2026, compared to $4 million for the three months ended June 28, 2025. Operating margin improved from 2.5% for the three months ended June 28, 2025, to 7.3% for the three months ended June 27, 2026, primarily due to leveraging of operating expenses on higher revenues compared to the prior year.
Other Income, net
We recognized $3 million of other income during the three months ended June 27, 2026 compared to $1 million during the three months ended June 28, 2025. The $3 million of other income recognized during the three months ended June 27, 2026 primarily related to certain transition services provided to Versace pursuant to the Transition Services Agreement. Refer to Note 3 - “Discontinued Operations” to the accompanying consolidated financial statements for additional information.
Interest Income, net
For the three months ended June 27, 2026, we recognized $31 million of interest income compared to $18 million for the three months ended June 28, 2025. The $13 million improvement in interest income, net, is primarily due to lower average borrowings outstanding compared to the prior year. Refer to Note 10 - “Debt Obligations” and Note 13 - “Derivative Financial Instruments” to the accompanying consolidated financial statements for additional information.
Foreign Currency Gain
For the three months ended June 27, 2026 and June 28, 2025, we recognized a net foreign currency gain of $1 million and $5 million, respectively, primarily attributable to the remeasurement of intercompany balances between certain of our subsidiaries.
Benefit for Income Taxes
The benefit for income taxes was $18 million on pre-tax income of $52 million for the three months ended June 27, 2026, compared to $16 million on pre-tax income of $40 million for the three months ended June 28, 2025. Our effective tax rate for the three months ended June 27, 2026 was (34.6)% compared to (40.0)% for the three months ended June 28, 2025. Our effective tax rate increased for the three months ended June 27, 2026 compared to our effective tax rate for the three months ended June 28, 2025 primarily due to changes in valuation allowances in both periods in proportion to the increase in pre-tax income compared to the prior year.
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
Net Income from Continuing Operations
As a result of the above, our net income was $70 million for the three months ended June 27, 2026, compared to net income of $56 million for the three months ended June 28, 2025.

Liquidity and Capital Resources
Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, along with borrowings available under our credit facilities and available cash and cash equivalents. Our primary use of this liquidity is to fund the ongoing cash requirements, including our working capital needs and capital investments in our business, debt repayments, acquisitions, returns of capital, including share repurchases, and other corporate activities. We believe that the cash generated from operations, together with borrowings available under our revolving credit facilities and available cash and cash equivalents, will be sufficient to meet our working capital needs for the next 12 months and beyond, including investments made and expenses incurred in connection with our store opening and renovation plans, investments in corporate and distribution facilities, continued IT system development, e-commerce and marketing initiatives. We spent $25 million on capital expenditures during the three months ended June 27, 2026. We expect to spend approximately $125 million in Fiscal 2027, which includes Michael Kors and Jimmy Choo store renovations, as well as information technology and digital enhancements.
The following table sets forth key indicators of our liquidity and capital resources (in millions):

	As of
	June 27, 2026	March 28, 2026
Balance Sheet Data:
Cash and cash equivalents	$114	$135
Working capital	$182	$199
Total assets	$3,210	$3,234
Short-term debt	$14	$14
Long-term debt	$324	$343

	Three Months Ended
	June 27, 2026	June 28, 2025
Cash Flow Data:
Operating activities from continuing operations	$73	$20
Investing activities from continuing operations	$(25)	$(13)
Financing activities from continuing operations	$(76)	$94
Effect of exchange rate changes	$8	$(32)
Net (decrease) increase in cash and cash equivalents and restricted cash (1)	$(20)	$69

(1)For the three months ended June 28, 2025, the increase in cash and cash equivalents and restricted cash is presented on a continuing basis which differs from the Consolidated Statements of Cash Flows which is presented on a consolidated basis including discontinued operations.
Cash Provided by Operating Activities
Net cash provided by operating activities was $73 million during the three months ended June 27, 2026, as compared to net cash provided by operating activities of $20 million for the three months ended June 28, 2025. The increase in net cash provided by operating activities was primarily attributable to the timing of tax payments and an increase in net income after non-cash adjustments.
Cash Used in Investing Activities
Net cash used in investing activities was $25 million during the three months ended June 27, 2026, as compared to net cash used in investing activities of $13 million during the three months ended June 28, 2025, which were attributable to higher capital expenditures in the current period.

Cash (Used in) Provided by Financing Activities
Net cash used in financing activities was $76 million during the three months ended June 27, 2026, as compared to net cash provided by financing activities of $94 million during the three months ended June 28, 2025. The change in cash from financing activities was primarily attributable to lower debt borrowings under our revolving credit facilities combined with an incremental $53 million in share repurchases during the current period.
Debt Facilities
The following table presents a summary of our borrowing capacity and amounts outstanding as of June 27, 2026 and March 28, 2026 (in millions):

	As of
	June 27, 2026	March 28, 2026
Revolving Credit Facility (1)
Total availability	$1,000	$1,500
Borrowings outstanding (2)	321	340
Letter of credit outstanding	1	1
Remaining availability	$678	$1,159

Other Borrowings (3)	$17	$17

Hong Kong Uncommitted Credit Facility:
Total availability (20 million and 45 million Hong Kong Dollars) (4)	$3	$6
Borrowings outstanding	—	—
Remaining availability (20 million and 45 million Hong Kong Dollars)	$3	$6

China Uncommitted Credit Facility:
Total availability (75 million Chinese Yuan) (4)	$11	$11
Borrowings outstanding	—	—
Total and remaining availability (75 million Chinese Yuan)	$11	$11

Japan Credit Facility:
Total availability (1.0 billion Japanese Yen)	$6	$6
Borrowings outstanding	—	—
Remaining availability (1.0 billion Japanese Yen)	$6	$6

Total borrowings outstanding (1)	$338	$357
Total remaining availability	$698	$1,182

(1)The financial covenant in our 2026 Revolving Credit Facility requires us to comply with a quarterly maximum net leverage ratio of 4.0 to 1.0. As of June 27, 2026 and March 28, 2026, we were in compliance with all covenants related to our agreements then in effect governing our debt. Refer to Note 10 - “Debt Obligations” to the accompanying consolidated financial statements for additional information.
(2)As of June 27, 2026 and March 28, 2026, all amounts are recorded as long-term debt on our consolidated balance sheets.
(3)The balance as of June 27, 2026 and March 28, 2026 primarily consists of $14 million related to our supplier financing program recorded within short-term debt in our consolidated balance sheets.
(4)The balance as of June 27, 2026 and March 28, 2026 represents the total availability of the credit facility, which excludes bank guarantees.

We believe that our 2026 Revolving Credit Facility is adequately diversified with no undue concentration in any one financial institution. As of June 27, 2026, there were 14 financial institutions participating in the facility, with none maintaining a maximum commitment percentage in excess of 12%. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the 2026 Revolving Credit Facility.
Refer to Note 10 - “Debt Obligations” in the accompanying financial statements and Note 13 - “Debt Obligations” in our Fiscal 2026 Annual Report on Form 10-K for detailed information relating to our credit facilities and debt obligations.
Share Repurchase Program
The following table presents our treasury share repurchases during the three months ended June 27, 2026 and June 28, 2025 (dollars in millions):

	Three Months Ended
	June 27, 2026	June 28, 2025
Cost of shares repurchased under share repurchase program	$50	$—
Fair value of shares withheld to cover tax obligations for vested restricted share awards	4	1
Total cost of treasury shares repurchased	$54	$1

Shares repurchased under share repurchase program	2,589,502	—
Shares withheld to cover tax withholding obligations	182,606	86,365
	2,772,108	86,365
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
During the three months ended June 27, 2026, we repurchased 2,589,502 shares through open market transactions with a fair value of $50 million as part of this program. As of June 27, 2026, the remaining availability under this share repurchase program was $871 million. No share repurchase program was in effect during the three months ended June 28, 2025.
Refer to Note 14 - “Shareholders’ Equity” to the accompanying consolidated financial statements for additional information.
Contractual Obligations and Commercial Commitments
Please refer to the “Contractual Obligations and Commercial Commitments” disclosure within the “Liquidity and Capital Resources” section of our Fiscal 2026 Form 10-K for a detailed disclosure of our other contractual obligations and commitments as of March 28, 2026.
Off-Balance Sheet Arrangements
We have not created, and are not party to, any special-purpose entities or off-balance sheet arrangements for the purpose of raising capital, incurring debt or operating our business. Our off-balance sheet commitments relating to our outstanding letters of credit were $23 million at June 27, 2026, including $22 million in letters of credit issued outside of the 2026 Revolving Credit Facility. In addition, as of June 27, 2026, bank guarantees of approximately $29 million were supported by our various credit facilities. We do not have any other off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements
Refer to Note 2 - “Summary of Significant Accounting Policies” to the accompanying interim consolidated financial statements for recently issued accounting standards, which may have an impact on our financial statements and/or disclosures upon adoption.

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
Foreign Currency Exchange Risk
We manage our exposure to changes in foreign currency exchange rates using various derivative instruments. Refer to Note 13 - “Derivative Financial Instruments” to the accompanying consolidated financial statements for a summary of the notional and fair value amounts of outstanding derivative instruments, as well as the impact on earnings and accumulated other comprehensive loss of such instruments as of June 27, 2026.
We perform a sensitivity analysis related to our derivative instruments to determine the effects of fluctuations in foreign currency exchange rates. For this sensitivity analysis, we assume a hypothetical change in the United States dollar against the applicable foreign currency exchange rates.
Forward Foreign Currency Exchange Contracts
We are exposed to risks on certain purchase commitments to foreign suppliers based on the value of our purchasing subsidiaries’ local currency relative to the currency requirement of the supplier on the date of the commitment. As such, we may enter into forward foreign currency exchange contracts that generally mature in 12 months or less and are consistent with the related purchase commitments to manage our exposure to the changes in the value of the Euro.
Based on the forward foreign currency exchange contracts outstanding as of June 27, 2026, a 10% appreciation or devaluation of the United States dollar compared to the Euro would result in a net increase or decrease in the fair value of these contracts of approximately $7 million.
Net Investment Hedges
We utilize cross currency swap agreements to hedge our net investments in foreign operations against future volatility in the exchange rates between the United States dollar and foreign functional currencies in CHF and Euro. Based on the net investment hedges outstanding as of June 27, 2026, a 10% appreciation or devaluation of the United States dollar compared to CHF and Euro would result in a net increase or decrease in the fair value of these contracts of approximately $385 million and $245 million, respectively.
Interest Rate Risk
We are exposed to interest rate risk related to borrowings outstanding under our 2026 Revolving Credit Facility. Our 2026 Revolving Credit Facility bears interest at prime rates and other institutional lending rates (depending on the particular origination of borrowing), as further described in Note 10 - “Debt Obligations” to the accompanying consolidated financial statements. Our Hong Kong Credit Facility bears interest at the Hong Kong Interbank Offered Rate. Our China Credit Facility bears interest at the People’s Bank of China’s Benchmark lending rate. Our Japan Credit Facility bears interest at the Tokyo Interbank Offered Rate (“TIBOR”) plus 60 basis points two business days prior to the date of borrowing or the date of interest renewal. Therefore, our consolidated statements of operations and comprehensive income (loss) and cash flows are exposed to changes in those interest rates. At June 27, 2026, we had $321 million borrowings outstanding under our 2026 Revolving Credit Facility and no borrowings outstanding under all other credit facilities, as further described in Note 10 - “Debt Obligations” to the accompanying consolidated financial statements.
At March 28, 2026, we had $340 million borrowings outstanding under our 2025 Credit Facilities and no borrowings outstanding under all other credit facilities.
These balances are not indicative of future balances that may be outstanding under our credit facilities that may be subject to fluctuations in interest rates. Any increases in the applicable interest rates would cause an increase to the interest expense relative to any outstanding balance at that date.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), our principal executive officer and principal financial officer, respectively, of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 27, 2026. This evaluation was performed based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), the 2013 Framework. Based on the evaluation, the CEO and CFO concluded that disclosure controls and procedures as of June 27, 2026 are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended June 27, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Ordinary Course Litigation
We are involved in various routine legal proceedings incident to the ordinary course of our business. We believe that the outcome of all pending legal proceedings, in the aggregate, will not have a material adverse effect on our business, results of operations and financial condition.
Litigation Related to Terminated Merger
On December 23, 2024 and January 28, 2025, two purported shareholders of Capri filed putative class action complaints in the United States District Court for the District of Delaware against Capri, Tapestry, Inc. and certain of their officers (including John D. Idol, our Chairman and Chief Executive Officer, and Thomas J. Edwards, Jr., our former Chief Financial and Chief Operating Officer) alleging violations of the federal securities laws based on certain statements by defendants concerning the previously proposed merger between Capri and Tapestry, Inc. and the FTC’s action to enjoin the merger. The Court appointed the lead plaintiff on March 7, 2025, and on May 15, 2025, the lead plaintiff filed the Consolidated Securities Law Complaint. The Consolidated Securities Law Complaint sought to bring federal securities claims on behalf of a class of all persons who purchased Capri stock or sold Capri puts between August 10, 2023 and October 24, 2024. On March 31, 2026, the Court granted our motion to dismiss the Consolidated Securities Law Complaint without prejudice. On April 30, 2026, plaintiffs filed the First Amended Complaint and we filed a motion to dismiss the First Amended Complaint on June 15, 2026. This litigation remains pending and we cannot predict the outcome or timing of this matter. Defending this litigation, even where claims are ultimately resolved in our favor, is costly and time‑consuming and an adverse outcome in this matter could result in substantial monetary damages, which may not be fully covered by available insurance.

ITEM 1A. RISK FACTORS
There are no material changes from the risk factors previously disclosed in Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended March 28, 2026.

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
The following table provides information of our ordinary shares repurchased or withheld during the three months ended June 27, 2026:

	Total Number of Shares (1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Remaining Dollar Value of Shares That May Be Purchased Under the Programs (in millions)
March 29 - April 25	—		—	$921
April 26 - May 23	—		—	$921
May 24 - June 27	2,772,108	$19.40	2,589,502	$871
	2,772,108		2,589,502
(1)Includes shares pursuant to the $1.0 billion share repurchase program and shares related to our “withhold to cover” repurchase program, which allows us to withhold ordinary shares from certain employees and directors to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards.
(2)Pursuant to the $1.0 billion share repurchase program announced on November 4, 2025 that expires on March 31, 2029.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the quarterly period ended June 27, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS
a. Exhibits
Please refer to the accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 5, 2026.

CAPRI HOLDINGS LIMITED

By:	/s/ John D. Idol
Name:	John D. Idol
Title:	Chairman & Chief Executive Officer

By:	/s/ Tyler Reddien
Name:	Tyler Reddien
Title:	Executive Vice President, Chief Financial Officer and Chief Operating Officer

INDEX TO EXHIBITS

Exhibit No.	Description

10.1
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of June 24, 2026, among Capri Holdings Limited, Michael Kors (USA), Inc., Michael Kors (Switzerland) GmbH, the foreign subsidiary borrowers party thereto, the guarantors party thereto, the financial institutions party thereto as lenders and issuing banks and JPMorgan Chase Bank, N.A., as administrative agent (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35368), filed on June 25, 2026 and incorporated herein by reference).

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

101.1
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2026 formatted in Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)