Form 10-Q
period 2026-09-26
Capri Holdings Ltd
filed 2026-10-30
CIK 1530721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2026
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
As of October 27, 2026, Capri Holdings Limited had 103,349,705 ordinary shares outstanding.

TABLE OF CONTENTS

		Page Number
	PART I FINANCIAL INFORMATION
Item 1.	Financial Statements:

	Consolidated Balance Sheets (unaudited) as of September 26, 2026 and March 28, 2026	4

	Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited) for the three and six months ended September 26, 2026 and September 27, 2025	5

	Consolidated Statements of Shareholders’ Equity (unaudited) for the three and six months ended September 26, 2026 and September 27, 2025	6

	Consolidated Statements of Cash Flows (unaudited) for the six months ended September 26, 2026 and September 27, 2025	8

	Notes to Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50

Item 4.	Controls and Procedures	51

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	52

Item 1A.	Risk Factors	52

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 5.	Other Information	53

Item 6.	Exhibits	53

	Signatures	54

Special Note on Forward-Looking Statements
This report contains statements which are, or may be deemed to be, “forward-looking statements.” Forward-looking statements are prospective in nature and are not based on historical facts, but rather on current expectations and projections of management of Capri Holdings Limited (“Capri” or the “Company”) about future events and are therefore subject to risks and uncertainties which could cause actual results to differ materially from the future results expressed or implied by the forward-looking statements. All statements other than statements of historical facts included herein, may be forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “plans”, “believes”, “expects”, “intends”, “will”, “should”, “could”, “would”, “may”, “anticipates”, “might” or similar words or phrases, are forward-looking statements. These forward-looking statements are not guarantees of future financial performance. Such forward-looking statements involve known and unknown risks and uncertainties that could significantly affect expected results and are based on certain key assumptions, which could cause actual results to differ materially from those projected or implied in any forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, macroeconomic pressures and general uncertainty regarding the overall future economic environment; the imposition or threat of imposition of new or additional duties, tariffs or trade restrictions on the importation of our products; changes in fashion, consumer traffic and retail trends; fluctuations in demand for our products; loss of market share and increased competition; risks associated with operating in international markets and global sourcing activities, including foreign currency fluctuations; our ability to mitigate the effects of adverse foreign currency fluctuations through derivative and hedging programs; disruptions or delays in manufacturing or shipments; departure of key employees or failure to attract and retain highly qualified personnel; levels of cash flow and future availability of credit; Capri’s ability to successfully execute its growth strategies or cost reduction measures; the risk of cybersecurity threats and privacy or data security breaches; reductions in our wholesale channel; high consumer debt levels, recession and inflationary pressures and general economic, political, business or market conditions; the impact of epidemics, pandemics, disasters or catastrophes; extreme weather conditions and natural disasters; acts of war and other geopolitical conflicts; risks related to the pending federal securities law class action, as well as those risks that are set forth in Part II, Item 1A. “Risk Factors” and elsewhere in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2026. Any forward-looking statement in this report speaks only as of the date made and Capri disclaims any obligation to update or revise any forward-looking or other statements contained herein other than in accordance with legal and regulatory obligations.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data) (Unaudited)

	September 26, 2026	March 28, 2026
Assets
Current assets
Cash and cash equivalents	$125	$135
Receivables, net	223	211
Inventories, net	712	581
Prepaid expenses and other current assets	170	226
Total current assets	1,230	1,153
Property and equipment, net	356	371
Operating lease right-of-use assets	843	854
Intangible assets, net	547	562
Goodwill	201	202
Other assets	96	92
Total assets	$3,273	$3,234
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$396	$311
Accrued payroll and payroll related expenses	84	122
Accrued income taxes	45	23
Short-term operating lease liabilities	230	233
Short-term debt	19	14
Accrued expenses and other current liabilities	267	251
Total current liabilities	1,041	954
Long-term operating lease liabilities	814	830
Deferred tax liabilities	80	88
Long-term debt	442	343
Other long-term liabilities	826	935
Total liabilities	3,203	3,150
Commitments and contingencies
Shareholders’ equity
Ordinary shares, no par value; 650,000,000 shares authorized; 230,314,415 shares issued and 103,349,507 outstanding at September 26, 2026; 229,042,390 shares issued and 115,175,268 outstanding at March 28, 2026	—	—
Treasury shares, at cost (126,964,908 shares at September 26, 2026 and 113,867,122 shares at March 28, 2026)	(5,747)	(5,543)
Additional paid-in capital	1,532	1,512
Accumulated other comprehensive loss	(250)	(323)
Retained earnings	4,530	4,434
Total shareholders’ equity of Capri	65	80
Noncontrolling interest	5	4
Total shareholders’ equity	70	84
Total liabilities and shareholders’ equity	$3,273	$3,234

See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Total revenue	$809	$856	$1,578	$1,653
Cost of goods sold	297	334	566	629
Gross profit	512	522	1,012	1,024
Selling, general and administrative expenses	459	481	910	936
Depreciation and amortization	30	30	59	60
Impairment of assets	12	21	12	21
Restructuring and other expense	1	2	4	3
Total operating expenses	502	534	985	1,020
Income (loss) from continuing operations	10	(12)	27	4
Other income, net	(3)	—	(6)	(1)
Interest income, net	(31)	(17)	(62)	(35)
Foreign currency (gain) loss	—	3	(1)	(2)
Income from continuing operations before income taxes	44	2	96	42
Provision (benefit) for income taxes	17	36	(1)	20
Net income (loss) from continuing operations	27	(34)	97	22
Net income from discontinued operations, net of tax	—	6	—	3
Net income (loss)	27	(28)	97	25
Less: Net income attributable to noncontrolling interest from continuing operations	—	—	1	—
Net income (loss) attributable to Capri	$27	$(28)	$96	$25

Weighted average ordinary shares outstanding:
Basic	110,337,337	119,786,829	112,880,813	119,293,324
Diluted	110,361,808	119,786,829	113,200,518	119,653,017
Net income (loss) per ordinary share attributable to Capri:
Basic from continuing operations	$0.25	$(0.28)	$0.85	$0.19
Basic from discontinued operations	—	0.06	—	0.03
Basic per ordinary share	$0.25	$(0.22)	$0.85	$0.22

Diluted from continuing operations	$0.25	$(0.28)	$0.85	$0.19
Diluted from discontinued operations	—	0.06	—	0.03
Diluted per ordinary share	$0.25	$(0.22)	$0.85	$0.22

Statements of Comprehensive Income (Loss):
Net income (loss)	$27	$(28)	$97	$25
Foreign currency translation adjustments	44	(40)	72	(491)
Net (loss) gain on derivatives	(1)	3	1	1
Comprehensive income (loss)	70	(65)	170	(465)
Less: Net income attributable to noncontrolling interest	—	—	1	—
Comprehensive income (loss) attributable to Capri	$70	$(65)	$169	$(465)

See accompanying notes to consolidated financial statements.

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except share data which is in thousands)
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		AOCI(1)	Retained Earnings	Total Equity of Capri	Non-controlling Interest	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at June 27, 2026	230,248	$—	$1,525	(116,639)	$(5,597)	$(293)	$4,503	$138	$5	$143
Net income	—	—	—	—	—	—	27	27	—	27
Other comprehensive income	—	—	—	—	—	43	—	43	—	43
Total comprehensive income	—	—	—	—	—	—	—	70	—	70
Vesting of restricted awards, net of forfeitures	66	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	7	—	—	—	—	7	—	7
Repurchase of ordinary shares	—	—	—	(10,326)	(150)	—	—	(150)	—	(150)
Balance at September 26, 2026	230,314	$—	$1,532	(126,965)	$(5,747)	$(250)	$4,530	$65	$5	$70

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		AOCI(1)	Retained Earnings	Total Equity of Capri	Non-controlling Interest	Total Equity
	Shares	Amounts		Shares	Amounts
Balance at March 28, 2026	229,042	$—	$1,512	(113,867)	$(5,543)	$(323)	$4,434	$80	$4	$84
Net income	—	—	—	—	—	—	96	96	1	97
Other comprehensive income	—	—	—	—	—	73	—	73	—	73
Total comprehensive income	—	—	—	—	—	—	—	169	1	170
Vesting of restricted awards, net of forfeitures	1,272	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	20	—	—	—	—	20	—	20
Repurchase of ordinary shares	—	—	—	(13,098)	(204)	—	—	(204)	—	(204)
Balance at September 26, 2026	230,314	$—	$1,532	(126,965)	$(5,747)	$(250)	$4,530	$65	$5	$70

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

CAPRI HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Six Months Ended
	September 26, 2026	September 27, 2025
Cash flows from operating activities
Net income	$97	$25
Net income from discontinued operations, net of tax	—	3
Net income from continuing operations	97	22
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59	60
Share-based compensation expense	20	21
Deferred income taxes	(29)	(17)
Impairment of assets	12	21
Changes to lease related balances, net	(17)	(33)
Foreign currency adjustments	3	3
Other non-cash adjustments	3	3
Change in assets and liabilities:
Receivables, net	(13)	1
Inventories, net	(129)	(45)
Prepaid expenses and other current assets	57	(42)
Accounts payable	83	(17)
Accrued expenses and other current liabilities	(22)	17
Other long-term assets and liabilities	—	(7)
Net cash provided by (used in) operating activities of continuing operations	124	(13)
Net cash used in operating activities of discontinued operations	—	(47)
Net cash provided by (used in) operating activities	124	(60)
Cash flows from investing activities
Capital expenditures	(40)	(26)
Net cash used in investing activities of continuing operations	(40)	(26)
Net cash used in investing activities of discontinued operations	—	(9)
Net cash used in investing activities	(40)	(35)
Cash flows from financing activities
Debt borrowings	954	1,149
Debt repayments	(851)	(960)
Debt issuance costs	(4)	—
Repurchase of ordinary shares	(204)	(2)
Net cash (used in) provided by financing activities of continuing operations	(105)	187
Net cash used in financing activities of discontinued operations	—	—
Net cash (used in) provided by financing activities	(105)	187
Effect of exchange rate changes on cash, cash equivalents and restricted cash	12	(36)
Net (decrease) increase in cash, cash equivalents and restricted cash	(9)	56
Beginning of period	145	175
End of period	$136	$231
Supplemental disclosures of cash flow information
Cash paid for interest	$4	$29
Net cash paid for income taxes	$15	$77
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$9	$15
Summary of cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash of continuing operations, end of period	$136	$130
Cash, cash equivalents and restricted cash of discontinued operations, end of period	—	101
Cash, cash equivalents and restricted cash, end of period	$136	$231

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
The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned or controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The interim consolidated financial statements as of September 26, 2026 and for the three and six months ended September 26, 2026 and September 27, 2025 are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with U.S. GAAP. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended March 28, 2026, as filed with the Securities and Exchange Commission on May 27, 2026, in the Company’s Annual Report on Form 10-K. The results of operations for interim periods should not be considered indicative of results to be expected for the full fiscal year.
The Company utilizes a 52- to 53-week fiscal year and the term “Fiscal Year” or “Fiscal” refers to that 52-week or 53-week period. The results for the three and six months ended September 26, 2026 and September 27, 2025 are based on 13-week and 26-week periods, respectively. The Company’s Fiscal Year 2027 is a 53-week period ending April 3, 2027.

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
As of March 28, 2026, the Company accounted for the IEEPA tariff refunds pursuant to ASC 410-30, Environmental Obligations, as the Company intends to recover the full amount of IEEPA tariffs paid and recorded a $65 million IEEPA tariff refund receivable within prepaid expenses and other current assets on the consolidated balance sheet. The Company continues to receive IEEPA tariff refunds from the CBP and approximately $7 million of receivables remain outstanding as of September 26, 2026. The Company expects to collect the remaining IEEPA tariff refund receivable in full.
Cash, Cash Equivalents and Restricted Cash
All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Included in the Company’s cash and cash equivalents as of both September 26, 2026 and March 28, 2026 were credit card receivables of $19 million and $18 million, respectively, which generally settle within two to three business days.
A reconciliation of cash, cash equivalents and restricted cash as of September 26, 2026 and March 28, 2026 from the consolidated balance sheets to the consolidated statements of cash flows is as follows (in millions):

	September 26, 2026	March 28, 2026
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$125	$135
Restricted cash included within prepaid expenses and other current assets	11	10
Total cash, cash equivalents and restricted cash shown on the consolidated statements of cash flows from continuing operations	$136	$145
Inventories
Inventories primarily consist of finished goods with the exception of raw materials and work in process. The combined total of raw materials and work in process recorded on the Company’s consolidated balance sheets was $17 million and $20 million as of September 26, 2026 and March 28, 2026, respectively.

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
Net Investment Hedges
The Company also uses cross currency swap agreements to hedge its net investments in foreign operations against future volatility in the exchange rates between different currencies. The Company has elected the spot method of designating these contracts under ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” and has designated these contracts as net investment hedges. The net gain or loss on the net investment hedge is reported within foreign currency translation adjustments (“CTA”), as a component of accumulated other comprehensive loss on the Company’s consolidated balance sheets. Interest accruals and coupon payments are recognized directly in interest income, net, in the Company’s consolidated statements of operations and comprehensive income (loss). Upon discontinuation of a hedge, all previously recognized amounts remain in CTA until the net investment is sold or liquidated.
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
The following table presents supplemental cash flow information related to leases (in millions):

	Six Months Ended
	September 26, 2026	September 27, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$157	$182
During the three and six months ended September 26, 2026, the Company recorded sublease income of $2 million and $4 million, respectively, within selling, general and administrative expenses. During the three and six months ended September 27, 2025, the Company recorded sublease income of $1 million and $3 million, respectively, within selling, general and administrative expenses.
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

The components of the calculation of basic net income (loss) per ordinary share and diluted net income (loss) per ordinary share are as follows (in millions, except share and per share data):

	Three Months Ended		Six Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Numerator:
Net income (loss) from continuing operations	$27	$(34)	$97	$22
Less: Net income attributable to noncontrolling interest from continuing operations	—	—	1	—
Net income (loss) attributable to Capri from continuing operations	$27	$(34)	$96	$22

Net income from discontinued operations, net of tax	$—	$6	$—	$3
Less: Net income attributable to noncontrolling interest from discontinued operations	—	—	—	—
Net income attributable to Capri from discontinued operations	—	6	—	3
Net income (loss) attributable to Capri	$27	$(28)	$96	$25

Denominator:
Basic weighted average shares	110,337,337	119,786,829	112,880,813	119,293,324
Weighted average dilutive share equivalents:
Restricted stock units and performance restricted stock units	24,471	—	319,705	359,693
Diluted weighted average shares	110,361,808	119,786,829	113,200,518	119,653,017

Net income (loss) per ordinary share attributable to Capri:
Basic from continuing operations	$0.25	$(0.28)	$0.85	$0.19
Basic from discontinued operations	—	0.06	—	0.03
Basic per ordinary share (1)	$0.25	$(0.22)	$0.85	$0.22

Diluted from continuing operations	$0.25	$(0.28)	$0.85	$0.19
Diluted from discontinued operations	—	0.06	—	0.03
Diluted per ordinary share (1)	$0.25	$(0.22)	$0.85	$0.22

(1)Basic and diluted per share amounts are calculated using unrounded numbers.
During the three months ended September 26, 2026, share equivalents of 3,047,815 have been excluded from the above calculations due to their anti-dilutive effect. During the six months ended September 26, 2026 and September 27, 2025, share equivalents of 2,069,042 and 2,102,301, respectively, have been excluded from the above calculations due to their anti-dilutive effect.
Refer to Note 3 - “Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2026 for a complete disclosure of the Company’s significant accounting policies.

Recently Issued Accounting Pronouncements
The Company has considered all new accounting pronouncements and, other than the pronouncements discussed below, has concluded that there are no new pronouncements that may have a material impact on the Company’s results of operations, financial condition or cash flows based on current information.
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
The operating results of discontinued operations only reflect revenues and expenses that are directly attributable to the Versace business through the Closing Date that were removed from continuing operations. Discontinued operations do not include any allocation of corporate overhead expense. The following table presents the major components of discontinued operations, net of income taxes, in the Company’s consolidated statements of operations and comprehensive income (loss) for the three and six months ended September 27, 2025 (in millions):

	Three Months Ended	Six Months Ended
	September 27, 2025	September 27, 2025
Total revenue	$203	$386
Cost of goods sold	65	115
Selling, general and administrative expenses	125	262
Depreciation and amortization	1	5
Restructuring and other expense	1	4
Other expense, net	—	1
Foreign currency loss (gain)	3	(6)
Income from discontinued operations before income taxes	8	5
Provision for income taxes	2	2
Net income from discontinued operations, net of tax	$6	$3
In addition, the Company agreed to provide certain transition services to Versace pursuant to the TSA. Income related to the TSA is presented in continuing operations within other income, net, of approximately $2 million and $5 million on the

Company’s consolidated statements of operations and comprehensive income (loss) for the three and six months ended September 26, 2026, respectively, with all related costs presented within selling, general and administrative expenses.
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
Sales tax collected from retail customers are presented on a net basis and, as such, are excluded from revenue. Shipping and handling costs that are billed to customers are included in net sales, with the related costs recorded in cost of goods sold. Shipping and handling costs that are not billed to customers are accounted for as fulfillment costs and recorded within selling, general and administrative expenses.
Gift Cards. The Company sells gift cards that can be redeemed for merchandise, resulting in a contract liability upon issuance. Revenue is recognized when a gift card is redeemed or upon “breakage” for the estimated portion of gift cards that are not expected to be redeemed. “Breakage” revenue is calculated under the proportional redemption methodology, which considers the historical patterns of redemption in jurisdictions where the Company is not required to remit the value of the unredeemed gift cards as unclaimed property. The Company anticipates that substantially all of its outstanding gift cards will be redeemed within the next 12 months. The contract liability related to gift and retail store credits, net of estimated “breakage”, was $9 million and $10 million as of September 26, 2026 and March 28, 2026, respectively, and is included in accrued expenses and other current liabilities in the Company’s consolidated balance sheets.
Total contract liabilities were $10 million and $11 million as of September 26, 2026 and March 28, 2026, respectively. For the three and six months ended September 26, 2026, the Company recognized $2 million and $8 million, respectively, in revenue relating to contract liabilities that existed at March 28, 2026. For the three and six months ended September 27, 2025, the Company recognized $2 million and $12 million, respectively, in revenue which related to contract liabilities that existed at March 29, 2025. There were no material contract assets recorded as of September 26, 2026 and March 28, 2026.
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
Sales Returns
The refund liability recorded as of both September 26, 2026 and March 28, 2026 was $26 million, and the related asset for the right to recover returned product as of both September 26, 2026 and March 28, 2026 was $7 million.

Disaggregation of Revenue
The following table presents the Company’s segment revenue disaggregated by geographic location (in millions):

	Three Months Ended		Six Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Michael Kors - the Americas	$405	$457	$777	$870
Michael Kors - EMEA	185	194	327	344
Michael Kors - Asia	73	74	149	146
Total Michael Kors revenue	663	725	1,253	1,360

Jimmy Choo - the Americas	42	34	100	80
Jimmy Choo - EMEA	76	67	158	145
Jimmy Choo - Asia	28	30	67	68
Total Jimmy Choo revenue	146	131	325	293

Total - the Americas	447	491	877	950
Total - EMEA	261	261	485	489
Total - Asia	101	104	216	214
Total revenue	$809	$856	$1,578	$1,653
Refer to Note 5 - “Revenue Recognition” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2026 for a complete disclosure of the Company’s revenue recognition policy.
5. Receivables, net
Receivables, net, consist of (in millions):

	September 26, 2026	March 28, 2026
Trade receivables (1)	$247	$238
Receivables due from licensees	28	19
	275	257
Less: allowances	(52)	(46)
Total receivables, net	$223	$211

(1)As of September 26, 2026 and March 28, 2026, $61 million and $67 million of trade receivables were insured, respectively.
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
Allowance for credit losses were $18 million and $17 million as of September 26, 2026 and March 28, 2026, respectively. The Company had credit losses of $2 million for the three and six months ended September 26, 2026. The Company had credit losses of $1 million for the three and six months ended September 27, 2025.

6. Property and Equipment, net
Property and equipment, net, consists of (in millions):

	September 26, 2026	March 28, 2026
Leasehold improvements	$347	$341
Computer equipment and software	269	264
Furniture and fixtures	160	157
Equipment	106	105
Building	61	62
In-store shops	26	26
Land	19	19
Total property and equipment, gross	988	974
Less: accumulated depreciation	(653)	(627)
Subtotal	335	347
Construction-in-progress	21	24
Total property and equipment, net	$356	$371
Depreciation of property and equipment for the three and six months ended September 26, 2026 was $22 million and $44 million, respectively. Depreciation of property and equipment for the three and six months ended September 27, 2025 was $23 million and $46 million, respectively. During the three and six months ended September 26, 2026, the Company recorded $2 million in property and equipment impairment charges. During the three and six months ended September 27, 2025, the Company recorded $5 million in property and equipment impairment charges.
7. Intangible Assets and Goodwill
The following table details the carrying values of the Company’s intangible assets and goodwill (in millions):

	September 26, 2026	March 28, 2026
Definite-lived intangible assets:
Reacquired rights	$400	$400
Trademarks	23	23
Customer relationships	220	220
Gross definite-lived intangible assets	643	643
Less: accumulated amortization	(305)	(290)
Net definite-lived intangible assets	338	353

Indefinite-lived intangible assets:
Jimmy Choo brand (1)	209	209
Net indefinite-lived intangible assets	209	209

Intangible assets, net	$547	$562

Goodwill (2)	$201	$202

(1)As of September 26, 2026 and March 28, 2026, the Company had accumulated impairment charges of $358 million related to its Jimmy Choo brand intangible assets.
(2)Includes accumulated impairment of $605 million related to the Jimmy Choo reporting units as of September 26, 2026 and March 28, 2026. The change in the carrying value since March 28, 2026 relates to the impact of foreign currency translation adjustments.

Amortization expense for the Company’s definite-lived intangible assets was $8 million and $15 million, respectively, for the three and six months ended September 26, 2026. Amortization expense for the Company’s definite-lived intangible assets was $7 million and $14 million, respectively, for the three and six months ended September 27, 2025.
8. Other Current Assets and Other Current Liabilities
Prepaid expenses and other current assets consist of the following (in millions):

	September 26, 2026	March 28, 2026
Prepaid taxes	$89	$88
Interest receivable related to hedges	19	20
Prepaid contracts	13	18
Restricted cash	11	10
U.S. import tariff receivables	7	65
Other accounts receivables	5	4
Other prepaid expenses and current assets	26	21
Total prepaid expenses and other current assets	$170	$226
Accrued expenses and other current liabilities consist of the following (in millions):

	September 26, 2026	March 28, 2026
Short-term derivative liability	$61	$30
Other taxes payable	29	33
Accrued advertising and marketing	28	24
Return liabilities	26	26
Accrued purchases and samples	22	14
Professional services	17	20
Accrued e-commerce	16	15
Accrued rent (1)	13	11
Retail store expense accrual	10	12
Gift and retail store credits	9	10
Accrued capital expenditures	9	18
Deferred income	1	3
Other accrued expenses and current liabilities	26	35
Total accrued expenses and other current liabilities	$267	$251

(1)The accrued rent balance relates to variable lease payments.
9. Restructuring and Other Expense
During the three and six months ended September 26, 2026, the Company recorded $1 million and $4 million, respectively, primarily related to employee severance due to restructuring activities completed during the period.
As announced during the fourth quarter of Fiscal 2024, the Board of Directors of the Company approved a Global Optimization Plan in order to streamline the Company’s operating model, maximize efficiency and support long-term profitable growth.
During the three and six months ended September 27, 2025, the Company closed 15 and 30 of its retail stores, respectively, which were incorporated into the Global Optimization Plan. Net restructuring charges recorded in connection with the Global Optimization Plan during the three and six months ended September 27, 2025 were $2 million and $3 million, respectively, primarily related to severance and store closure costs, partially offset by gains on lease terminations. The Global Optimization Plan concluded in Fiscal 2026.

10. Debt Obligations
The following table presents the Company’s debt obligations (in millions):

	September 26, 2026	March 28, 2026
Revolving Credit Facility	$440	$340
Other	21	17
Total debt	461	357
Less: Short-term debt	19	14
Total long-term debt	$442	$343

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
The Company had $440 million of borrowings outstanding under the 2026 Revolving Credit Facility as of September 26, 2026. The Company had $340 million of borrowings outstanding under the 2025 Revolving Credit Facility as of March 28, 2026. In addition, stand-by letters of credit of $1 million were outstanding as of September 26, 2026 and March 28, 2026, respectively. As of September 26, 2026 and March 28, 2026, the amount available for future borrowings under the Revolving Credit Facility was $559 million and $1.159 billion, respectively.
The Company had $5 million of deferred financing fees related to the 2026 Revolving Credit Facility as of September 26, 2026 recorded within other assets in the Company’s consolidated balance sheets. The Company had $2 million of deferred financing fees related to the 2025 Revolving Credit Facilities as of March 28, 2026 recorded within other assets in the Company’s consolidated balance sheets.
As of September 26, 2026, the Company was in compliance with all covenants related to the 2026 Revolving Credit Facility.
Supplier Financing Program
The Company offers a supplier financing program which enables the Company’s inventory suppliers, at their sole discretion, to sell their receivables (i.e., the Company’s payment obligations to suppliers) to a financial institution on a non-recourse basis in order to be paid earlier than current payment terms provide. The Company’s obligations, including the amount due and scheduled payment dates, which generally do not exceed 90 days, are not impacted by a suppliers’ decision to participate in this program. The Company does not reimburse suppliers for any costs they incur to participate in the program and their participation is voluntary. The amount outstanding under this program as of September 26, 2026 and March 28, 2026 was $19 million and $14 million, respectively, and is presented as short-term debt on the Company’s consolidated balance sheets.
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
At September 26, 2026 and March 28, 2026, the Company's derivative contracts are recorded at fair value in its consolidated balance sheets and are valued using pricing models that are primarily based on observable, external market inputs, including spot and forward currency exchange rates, benchmark interest rates and discount rates consistent with the instrument's tenor while also considering the impact of the Company's own credit risk, if any. Changes in credit risk are incorporated through credit valuation adjustments. The fair value of the Company’s derivative instruments are included in prepaid expenses and other current assets, other assets, accrued expenses and other current liabilities and in other long-term liabilities on the consolidated balance sheets depending on whether they represent assets or liabilities of the Company and based on the maturity date of each individual derivative contract. Refer to Note 13 - “Derivative Financial Instruments” for further detail.
All derivative contracts are measured and recorded at fair value on a recurring basis and are categorized in Level 2 of the fair value hierarchy, as shown in the following table (in millions):

	Fair value at September 26, 2026 using:			Fair value at March 28, 2026 using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets:
Forward foreign currency exchange contracts	$—	$3	$—	$—	$2	$—
Total derivative assets	$—	$3	$—	$—	$2	$—

Derivative liabilities:
Net investment hedges	$—	$763	$—	$—	$840	$—
Total derivative liabilities	$—	$763	$—	$—	$840	$—
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
The Company recorded $12 million of impairment charges during the three and six months ended September 26, 2026. The Company recorded $21 million of impairment charges during the three and six months ended September 27, 2025. The following table details the carrying values and fair values of the Company’s assets that have been impaired during the three and six months ended September 26, 2026 and the three and six months ended September 27, 2025 (in millions):

	Three and Six Months Ended September 26, 2026			Three and Six Months Ended September 27, 2025
	Carrying Value Prior to Impairment	Fair Value	Impairment Charge	Carrying Value Prior to Impairment	Fair Value	Impairment Charge
Operating lease right-of-use assets	$18	$8	$10	$43	$27	$16
Property and equipment, net	4	2	2	8	3	5
Total	$22	$10	$12	$51	$30	$21
13. Derivative Financial Instruments
Forward Foreign Currency Exchange Contracts
As of September 26, 2026 and March 28, 2026, the Company had $52 million and $108 million in notional of EUR/USD designated forward contracts outstanding, respectively.
Net Investment Hedges
As of September 26, 2026 and March 28, 2026, the Company had $3.5 billion of fixed-to-fixed cross-currency hedges outstanding related to its net investment in Swiss Franc (“CHF”) denominated subsidiaries, of which the Company will exchange monthly and semi-annual fixed rate payments on United States dollar notional amounts for fixed rate payments of 0.0% in CHF. Certain of these contracts were supported by credit support annexes (“CSAs”) which provided for collateral exchange with the earliest effective date being June 2030.
During the second quarter, the Company modified its CHF hedges, which were previously subject to CSAs, to terminate any future collateral requirements. These modifications also reduced the term of these contracts and, as a result, the Company determined that the modified hedges contained an other-than-insignificant financing element in accordance with ASC 815, Derivatives and Hedging. Accordingly, all coupon payments received subsequent to the modification of these hedges are classified as financing activities within the consolidated statements of cash flows.
The Company’s CHF hedges have maturity dates between March 2027 and December 2031 and have been designated as net investment hedges.
As of September 26, 2026 and March 28, 2026, the Company had $2.364 billion of fixed-to-fixed cross-currency hedges outstanding related to its net investment in Euro (“EUR”) denominated subsidiaries, of which the Company will exchange monthly fixed rate payments on United States dollar notional amounts for fixed rate payments of 0.0% in EUR. These contracts have maturity dates between December 2027 and July 2031 and have been designated as net investment hedges.
The Company recorded interest income of $33 million and $66 million during the three and six months ended September 26, 2026, and $35 million and $71 million during the three and six months ended September 27, 2025, respectively.

Interest Rate Swaps
As of September 26, 2026 and March 28, 2026, the Company did not have any interest rate swap agreements outstanding as they were terminated during Fiscal 2025.
During the three and six months ended September 27, 2025, the Company recognized $2 million and $4 million of interest expense related to amortization of the fair value previously recorded as a component of accumulated other comprehensive loss related to the terminated interest rate swaps, respectively.
The following table details the fair value of the Company’s derivative contracts, which are recorded on a gross basis in the consolidated balance sheets as of September 26, 2026 and March 28, 2026 (in millions):

			Fair Value
	Notional Amounts		Assets				Liabilities
	September 26, 2026	March 28, 2026	September 26, 2026		March 28, 2026		September 26, 2026		March 28, 2026
Designated forward foreign currency exchange contracts	$52	$108	$3	(1)	$2	(1)	$—		$—
Designated net investment hedges	5,864	5,864	—		—		763	(2)	840	(2)
Total	$5,916	$5,972	$3		$2		$763		$840

(1)Recorded within prepaid expenses and other current assets in the Company’s consolidated balance sheets.
(2)As of September 26, 2026, the Company recorded $61 million within accrued expenses and other current liabilities and $702 million within other long-term liabilities on the Company’s consolidated balance sheets. As of March 28, 2026, the Company recorded $30 million within accrued expenses and other current liabilities and $810 million within other long-term liabilities on the Company’s consolidated balance sheets.
The Company records and presents the fair value of its derivative assets and liabilities on its consolidated balance sheets on a gross basis, as shown in the above table. However, if the Company were to offset and record the asset and liability balances for its derivative instruments on a net basis in accordance with the terms of its master netting arrangements, which provide for the right to set-off amounts for similar transactions denominated in the same currencies and with the same banks, the resulting impact as of September 26, 2026 and March 28, 2026 would be as follows (in millions):

	Forward Foreign Currency Exchange Contracts		Net Investment Hedges
	September 26, 2026	March 28, 2026	September 26, 2026	March 28, 2026
Assets subject to master netting arrangements	$3	$2	$—	$—
Liabilities subject to master netting arrangements	$—	$—	$763	$840
Derivative assets, net	$3	$2	$—	$—
Derivative liabilities, net	$—	$—	$763	$840
As of September 26, 2026, the Company’s master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties.

The following tables summarize the gains and losses recognized within the consolidated statements of operations and comprehensive income (loss) related to the Company’s hedge contracts for the three and six months ended September 26, 2026 and September 27, 2025 (in millions):

	Three Months Ended		Six Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025	Location of (Gains) Losses Recognized
Designated forward foreign currency exchange contracts	$(1)	$1	$—	$1	Cost of goods sold
Designated interest rate swaps	$—	$2	$—	$4	Interest income, net
The following table summarizes the pre-tax impact of the gains and losses recorded to other comprehensive income (“OCI”) related to the Company’s designated hedges (in millions):

	Three Months Ended		Six Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
	Pre-Tax (Losses) Gains Recognized in OCI	Pre-Tax Losses Recognized in OCI	Pre-Tax Gains Recognized in OCI	Pre-Tax Losses Recognized in OCI
Designated forward foreign currency exchange contracts	$(1)	$—	$—	$(4)
Designated net investment hedges	$46	$(35)	$77	$(620)
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
During the six months ended September 26, 2026, the Company repurchased 12,894,844 shares through open market transactions with a fair value of $200 million as part of this program. As of September 26, 2026, the remaining availability under this share repurchase program was $721 million. No share repurchase program was in effect during the six months ended September 27, 2025.
The Company also has in place a “withhold to cover” repurchase program, which allows the Company to withhold ordinary shares from certain employees and directors to satisfy minimum tax withholding obligations relating to the vesting of their restricted share awards. During the six months ended September 26, 2026 and September 27, 2025, the Company withheld 202,942 shares and 98,081 shares, respectively, with a fair value of $4 million and $2 million, respectively, in satisfaction of minimum tax withholding obligations relating to the vesting of restricted share awards.

Accumulated Other Comprehensive Loss
The following table details changes in the components of accumulated other comprehensive loss, net of taxes, for the six months ended September 26, 2026 and September 27, 2025, respectively (in millions):

	Foreign Currency Translation Adjustments (1)	Net Gain (Loss) on Derivatives (2)	Other Comprehensive (Loss) Income Attributable to Capri
Balance at March 28, 2026	$(324)	$1	$(323)
Other comprehensive income, net of tax	72	1	73
Balance at September 26, 2026	$(252)	$2	$(250)

Balance at March 29, 2025	$67	$(10)	$57
Other comprehensive loss before reclassifications	(491)	(3)	(494)
Reclassified from AOCI to earnings	—	4	4
Other comprehensive loss, net of tax	(491)	1	(490)
Balance at September 27, 2025	$(424)	$(9)	$(433)

(1)Foreign currency translation adjustments for the six months ended September 26, 2026 primarily include a $77 million gain, net of taxes of $20 million, relating to the Company’s net investment hedges, as well as a net $15 million translation gain. Foreign currency translation adjustments for the six months ended September 27, 2025 primarily include a $464 million loss, net of taxes of $156 million, relating to the Company’s net investment hedges, as well as a net $27 million translation loss.
(2)Other comprehensive gain (loss) before reclassifications for both the six months ended September 26, 2026 and September 27, 2025 primarily relate to the Company’s foreign currency exchange contracts for inventory purchases. Reclassifications from AOCI into earnings for six months ended September 27, 2025 were $3 million, net of taxes of $1 million, related to the Company’s previously terminated interest rate swaps and $1 million, net of immaterial taxes, related to the Company’s forward foreign currency exchange contracts for inventory purchases.
15. Share-Based Compensation
The Company grants equity awards to certain employees and directors of the Company at the discretion of the Company’s Compensation and Talent Committee. On December 1, 2011, the Company adopted the Omnibus Incentive Plan (the “Incentive Plan”) which allows for grants of share options, restricted shares, RSUs and other forms of equity compensation. On August 5, 2026, the Company’s shareholders approved an amendment to the Incentive Plan to increase the number of ordinary shares authorized for issuance by 2,500,000 increasing the total authorized ordinary shares from 24,971,000 to 27,471,000. At September 26, 2026, there were 5,150,372 ordinary shares available for future grants of equity awards under the Incentive Plan.
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

The performance-based RSU grant to certain members of senior management include a free cash flow (“FCF”) performance condition along with a total shareholder return (“TSR”) based market condition. The Company estimates the grant date fair value for the portion of the award subject to the TSR market condition using a Monte Carlo simulation, which models multiple stock price paths of the Company’s ordinary shares and that of its pre-defined peer group to evaluate and calculate the Company’s expected relative TSR performance ranking over the performance period. The expense related to performance-based RSUs with a market condition, net of forfeitures, is recorded over the service period regardless of whether, and the extent to which, the market condition is ultimately satisfied. The assumptions used as inputs to the simulation model and the resulting weighted average grant date fair value are as follows:

September 26, 2026
Expected volatility	48.7%
Expected dividend yield	—%
Risk-free interest rate	3.8%
Weighted-average grant date fair value	$29.29
The following table summarizes the Company’s share-based compensation activity during the six months ended September 26, 2026:

	Service-Based RSUs	Performance-Based RSUs (1)
Outstanding/Unvested at March 28, 2026	2,609,707	162,954
Granted	1,791,378	235,043
Vested	(1,168,166)	(113,580)
Change due to performance conditions, net	—	(49,374)
Canceled/Forfeited	(275,552)	—
Outstanding/Unvested at September 26, 2026	2,957,367	235,043

(1)Inclusive of FCF and TSR performance-based RSUs.
The weighted average grant date fair value of service-based RSUs and FCF performance-based RSUs granted during the six months ended September 26, 2026 was $20.61 and $21.06, respectively. The weighted average grant date fair value of service-based RSUs granted during the six months ended September 27, 2025 was $17.89. There were no performance-based RSUs granted during the six months ended September 27, 2025.
Share-Based Compensation Expense
The following table summarizes compensation expense attributable to share-based compensation for the three and six months ended September 26, 2026 and September 27, 2025 (in millions):

	Three Months Ended		Six Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Share-based compensation expense	$7	$7	$20	$21
Tax benefit related to share-based compensation expense	$1	$1	$1	$1
Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rates. The estimated value of future forfeitures for equity awards as of September 26, 2026 was $5 million. There were no estimated forfeitures for performance-based RSUs.
Refer to Note 18 - “Share-Based Compensation” in the Company’s Fiscal 2026 Annual Report on Form 10-K for additional information relating to the Company’s share-based compensation awards.

16. Income Taxes
The Company’s effective tax rate for the three and six months ended September 26, 2026 was 38.6% and (1.0)%, respectively. The effective rate for the three months ended September 26, 2026 differs from the United Kingdom statutory rate of 25% (the “UK Rate”) primarily due to incremental valuation allowances and uncertain tax provisions recorded during the period partially offset by a beneficial geographic mix of earnings. The effective rate for the six months ended September 26, 2026 differs from the UK Rate primarily due to the net reduction in the Company’s valuation allowance as a result of the restructuring of certain legal entities completed during the period.
The Company’s effective tax rate for the three months ended September 27, 2025 was not meaningful due to the impact of incremental valuation allowances recorded and the disproportionate effect of low pre-tax income during the period. The Company’s effective tax rate of 47.6% for the six months ended September 27, 2025 differs from the UK Rate primarily due to the impact of incremental valuation allowances recorded during the period.
17. Segment Information
The Company operates its business through two operating segments — Michael Kors and Jimmy Choo, which are based on its business activities and organization. The reportable segments are segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by the Company’s chief operating decision maker (“CODM”), the Company’s Chairman and Chief Executive Officer, in deciding how to allocate resources, as well as in assessing performance. The primary key performance indicators are revenue and operating income for each segment. The Company’s reportable segments represent components of the business that offer similar merchandise, customer experience and sales/marketing strategies.
The Company’s two reportable segments are as follows:
•Michael Kors — segment includes revenue generated through the sale of Michael Kors products through four primary Michael Kors retail formats: “Collection” stores, “Lifestyle” stores (including concessions), outlet stores and e-commerce sites, through which the Company sells Michael Kors products, as well as licensed products bearing the Michael Kors name, directly to consumers throughout the Americas, certain parts of EMEA and certain parts of Asia. The Company also sells Michael Kors products directly to department stores, primarily located across the Americas and EMEA, to specialty stores and travel retail shops in the Americas, Europe and Asia, and to its geographic licensees in certain parts of EMEA, Asia and Brazil. In addition, revenue is generated through product and geographic licensing arrangements, which allow third parties to use the Michael Kors brand name and trademarks in connection with the manufacturing and sale of products, including watches, jewelry, fragrances and eyewear, as well as through geographic licensing arrangements, which allow third parties to use the Michael Kors tradename in connection with the retail and/or wholesale sales of the Company’s Michael Kors branded products in specific geographic regions.
•Jimmy Choo — segment includes revenue generated through the sale of Jimmy Choo luxury footwear, handbags and small leather goods through directly operated Jimmy Choo retail and outlet stores throughout the Americas, certain parts of EMEA and certain parts of Asia, and through its e-commerce sites. The Company also sells Jimmy Choo products directly to department stores and specialty stores worldwide and to its geographic licensees. In addition, revenue is generated through product and geographic licensing arrangements, which allow third parties to use the Jimmy Choo brand name and trademarks in connection with the manufacturing and sale of products, including fragrances and eyewear, as well as through geographic licensing arrangements, which allow third parties to use the Jimmy Choo tradename in connection with the retail and/or wholesale sales of the Company’s Jimmy Choo branded products in specific geographic regions.
In addition to these reportable segments, the Company has certain corporate costs that are not directly attributable to its brands and, therefore, are not allocated to its segments. Such costs primarily include certain administrative, corporate occupancy, shared service and information technology systems expenses and Capri transformation costs. In addition, certain other costs are not allocated to segments, including impairment charges and restructuring and other expense. The segment structure is consistent with how the Company’s CODM plans and allocates resources, manages the business and assesses performance. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance.

The following table presents the key performance information of the Company’s reportable segments (in millions):

		Three Months Ended		Six Months Ended
		September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
	Total revenue:
	Michael Kors	$663	$725	$1,253	$1,360
	Jimmy Choo	146	131	325	293
	Total revenue	$809	$856	$1,578	$1,653

	Cost of goods sold:
	Michael Kors	$255	$295	$468	$542
	Jimmy Choo	42	39	98	87
	Total cost of goods sold	$297	$334	$566	$629

	Selling, general and administrative expenses:
	Michael Kors	$322	$339	$626	$646
	Jimmy Choo	95	94	199	197
	Corporate	42	48	85	93
	Total selling, general and administrative expenses	$459	$481	$910	$936

	Depreciation and amortization:
	Michael Kors	$18	$18	$36	$36
	Jimmy Choo	7	7	13	14
	Corporate	5	5	10	10
	Total depreciation and amortization	$30	$30	$59	$60

	Income (loss) from continuing operations:
	Michael Kors	$68	$73	$123	$136
	Jimmy Choo	2	(9)	15	(5)
		70	64	138	131
Less:	Corporate expenses	(47)	(53)	(95)	(103)
	Impairment of assets (1)	(12)	(21)	(12)	(21)
	Restructuring and other expense	(1)	(2)	(4)	(3)
	Income (loss) from continuing operations	$10	$(12)	$27	$4

(1)Impairment of assets during the three and six months ended September 26, 2026 and September 27, 2025 primarily relate to operating lease right-of-use assets at certain Michael Kors store locations.
Total revenue (based on country of origin) by geographic location are as follows (in millions):

	Three Months Ended		Six Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Revenue:
The Americas (1)	$447	$491	$877	$950
EMEA	261	261	485	489
Asia	101	104	216	214
Total revenue	$809	$856	$1,578	$1,653

(1)Total revenue earned in the U.S. was $403 million and $792 million, respectively, for the three and six months ended September 26, 2026. Total revenue earned in the U.S. was $442 million and $860 million, respectively, for the three and six months ended September 27, 2025.

Total long-lived assets of the Company’s reportable segments are as follows (in millions):

	As of
	September 26, 2026	March 28, 2026
Long-lived assets:
Michael Kors	$1,175	$1,198
Jimmy Choo	571	589
Total long-lived assets	$1,746	$1,787

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
Certain Factors Affecting Financial Condition and Results of Operations
Macroeconomic conditions and inflationary pressures. Global economic conditions, including inflationary pressure, higher interest rates, geopolitical instability due to war or other geopolitical factors (such as the conflicts in the Middle East) and broader macroeconomic uncertainty and the related impact on levels of consumer spending worldwide impacted our business during the first six months of Fiscal 2027, and are likely to continue to impact our business and the luxury accessories, footwear and apparel industry overall for the foreseeable future. Given the discretionary nature of our products, fluctuations in consumer confidence and disposable income, as well as elevated inflation, impact our business performance.
Costs of manufacturing, tariffs and import regulations. Our results of operations were impacted by volatility in manufacturing and sourcing costs during the first six months of Fiscal 2027, primarily driven by changes in raw material prices, labor costs and fuel and freight expenses (including increases in such costs due to the conflicts in the Middle East). In addition, because all of our products sold in the United States are manufactured outside the U.S., changes in trade policies, tariffs and import regulations affected product costs and operating income.

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
Foreign currency fluctuation and foreign currency hedging instruments. Our consolidated results were impacted by movements in foreign currency exchange rates between our reporting currency, the United States dollar, and the functional currency of our non-United States subsidiaries, primarily the Euro, the British Pound, the Chinese Renminbi and the Japanese Yen, among others. Currency volatility has impacted our Fiscal 2027 reported results and contributed, or is expected to contribute, to variability of results in prior and future periods. We also utilize derivative instruments, including cross-currency hedges, to manage foreign currency exposure associated with our net investments in foreign subsidiaries, which can help mitigate, but does not eliminate, the impact of foreign exchange fluctuations, and the effectiveness of our hedging strategies may vary based on market conditions and the timing and magnitude of currency movements.
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
Jimmy Choo
We generate revenue through the sale of Jimmy Choo luxury footwear, handbags and small leather goods through directly operated Jimmy Choo retail and outlet stores throughout the Americas, certain parts of EMEA and certain parts of Asia, and through our e-commerce sites. We also sell Jimmy Choo products directly to department stores and specialty stores worldwide and to our geographic licensees. In addition, revenue is generated through product and geographic licensing arrangements, which allow third parties to use the Jimmy Choo brand name and trademarks in connection with the manufacturing and sale of products, including fragrances and eyewear, as well as through geographic licensing arrangements, which allow third parties to use the Jimmy Choo tradename in connection with the retail and/or wholesale sales of our Jimmy Choo branded products in specific geographic regions.

Unallocated Corporate Expenses
In addition to the reportable segments discussed above, we have certain corporate costs that are not directly attributable to our brands and, therefore, are not allocated to segments. Such costs primarily include certain administrative, corporate occupancy, shared service and information technology systems expenses and Capri transformation costs. In addition, certain other costs are not allocated to segments, including impairment charges and restructuring and other expense. The segment structure is consistent with how our chief operating decision maker plans and allocates resources, manages the business and assesses performance.
The following table presents our total revenue and income from continuing operations by segment for the three and six months ended September 26, 2026 and September 27, 2025 (in millions):

		Three Months Ended		Six Months Ended
		September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
	Total revenue:
	Michael Kors	$663	$725	$1,253	$1,360
	Jimmy Choo	146	131	325	293
	Total revenue	$809	$856	$1,578	$1,653

	Cost of goods sold:
	Michael Kors	$255	$295	$468	$542
	Jimmy Choo	42	39	98	87
	Total cost of goods sold	$297	$334	$566	$629

	Selling, general and administrative expenses:
	Michael Kors	$322	$339	$626	$646
	Jimmy Choo	95	94	199	197
	Corporate	42	48	85	93
	Total selling, general and administrative expenses	$459	$481	$910	$936

	Depreciation and amortization:
	Michael Kors	$18	$18	$36	$36
	Jimmy Choo	7	7	13	14
	Corporate	5	5	10	10
	Total depreciation and amortization	$30	$30	$59	$60

	Income (loss) from continuing operations:
	Michael Kors	$68	$73	$123	$136
	Jimmy Choo	2	(9)	15	(5)
		70	64	138	131
Less:	Corporate expenses	(47)	(53)	(95)	(103)
	Impairment of assets (1)	(12)	(21)	(12)	(21)
	Restructuring and other expense	(1)	(2)	(4)	(3)
	Income (loss) from continuing operations	$10	$(12)	$27	$4

(1)Impairment of assets during the three and six months ended September 26, 2026 and September 27, 2025 primarily related to operating lease right-of-use assets at certain Michael Kors store locations.

The following table presents our global network of retail stores by brand:

	As of
	September 26, 2026	September 27, 2025
Number of full price retail stores (including concessions):
Michael Kors	321	372
Jimmy Choo	150	160
	471	532

Number of outlet stores:
Michael Kors	334	319
Jimmy Choo	55	56
	389	375

Total number of retail stores	860	907
The following table presents our retail stores by geographic location:

	As of		As of
	September 26, 2026		September 27, 2025
	Michael Kors	Jimmy Choo	Michael Kors	Jimmy Choo
Store count by region:
The Americas	249	41	264	41
EMEA	142	64	140	64
Asia	264	100	287	111
	655	205	691	216
Key Consolidated Performance Indicators and Statistics
We use a number of key indicators of operating results to evaluate our performance, including the following (dollars in millions):

	Three Months Ended		Six Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Total revenue	$809	$856	$1,578	$1,653
Gross profit as a percent of total revenue	63.3%	61.0%	64.1%	61.9%
Income (loss) from continuing operations	$10	$(12)	$27	$4
Income (loss) from continuing operations as a percent of total revenue	1.2%	(1.4)%	1.7%	0.2%

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

Results of Operations
Comparison of the three months ended September 26, 2026 with the three months ended September 27, 2025
The following table details the results of our operations for the three months ended September 26, 2026 and September 27, 2025, and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Three Months Ended		$ Change	% Change	% of Total Revenue for the Three Months Ended
	September 26, 2026	September 27, 2025			September 26, 2026	September 27, 2025
Statements of Operations Data:
Total revenue	$809	$856	$(47)	(5.5)%
Cost of goods sold	297	334	(37)	(11.1)%	36.7%	39.0%
Gross profit	512	522	(10)	(1.9)%	63.3%	61.0%
Selling, general and administrative expenses	459	481	(22)	(4.6)%	56.7%	56.2%
Depreciation and amortization	30	30	—	—%	3.7%	3.5%
Impairment of assets	12	21	(9)	(42.9)%	1.5%	2.5%
Restructuring and other expense	1	2	(1)	(50.0)%	0.1%	0.2%
Total operating expenses	502	534	(32)	(6.0)%	62.1%	62.4%
Income (loss) from continuing operations	10	(12)	22	NM	1.2%	(1.4)%
Other income, net	(3)	—	(3)	NM	(0.4)%	—%
Interest income, net	(31)	(17)	(14)	82.4%	(3.8)%	(2.0)%
Foreign currency (gain) loss	—	3	(3)	(100.0)%	—%	0.4%
Income from continuing operations before income taxes	44	2	42	NM	5.4%	0.2%
Provision for income taxes	17	36	(19)	(52.8)%	2.1%	4.2%
Net income (loss) from continuing operations	27	(34)	61	NM
Net income from discontinued operations, net of tax	—	6	(6)	(100.0)%
Net income (loss)	27	(28)	55	NM
Less: Net income attributable to noncontrolling interest from continuing operations	—	—	—	NM
Net income (loss) attributable to Capri	$27	$(28)	$55	NM

NM Not meaningful
NM Not meaningful
Total Revenue

	Three Months Ended			% Change
(dollars in millions)	September 26, 2026	September 27, 2025	$ Change	As Reported	Constant Currency
Michael Kors	$663	$725	$(62)	(8.6)%	(8.0)%
Jimmy Choo	146	131	15	11.5%	12.2%
Total revenue	$809	$856	$(47)	(5.5)%	(4.9)%
Total revenue decreased $47 million, or 5.5%, to $809 million for the three months ended September 26, 2026, compared to $856 million for the three months ended September 27, 2025, which included net unfavorable foreign currency effects of approximately $5 million, primarily as a result of the strengthening of the United States dollar compared to the Euro. On a constant currency basis, our total revenue decreased $42 million, or 4.9%.
•Michael Kors revenue decreased $62 million, or 8.6%, to $663 million for the three months ended September 26, 2026, compared to $725 million for the three months ended September 27, 2025, which included unfavorable foreign currency effects of $4 million. On a constant currency basis, revenue decreased $58 million, or 8.0%, primarily driven by our quality of sale initiatives, as we reduced promotional activity compared to the prior year, as well as inventory delays which constrained product availability.
•Jimmy Choo revenue increased $15 million, or 11.5%, to $146 million for the three months ended September 26, 2026, compared to $131 million for the three months ended September 27, 2025, which included unfavorable foreign currency effects of $1 million. On a constant currency basis, revenue increased $16 million, or 12.2%, primarily driven by growth across all channels, reflecting strong brand momentum and the continued success of our product and marketing initiatives.
Refer to Note 4 - “Revenue Recognition” to the accompanying consolidated financial statements for additional information.
Gross Profit

	Three Months Ended
(dollars in millions)	September 26, 2026	September 27, 2025	$ Change	% Change
Gross Profit:
Michael Kors	$408	$430	$(22)	(5.1)%
Jimmy Choo	104	92	12	13.0%
Total gross profit	$512	$522	$(10)	(1.9)%
Gross Profit Margin:
Michael Kors	61.5%	59.3%
Jimmy Choo	71.2%	70.2%
Capri	63.3%	61.0%
Gross profit decreased $10 million, or 1.9%, to $512 million for the three months ended September 26, 2026, compared to $522 million for the three months ended September 27, 2025. Gross profit as a percentage of total revenue was 63.3% and 61.0% for the three months ended September 26, 2026 and September 27, 2025, respectively.
•Michael Kors gross profit decreased $22 million, or 5.1%, to $408 million for the three months ended September 26, 2026, compared to $430 million for the three months ended September 27, 2025. The 220 basis point increase in gross profit margin was primarily attributable to higher full price sell-throughs and lower U.S. import tariff costs compared to the prior year.
•Jimmy Choo gross profit increased $12 million, or 13.0%, to $104 million for the three months ended September 26, 2026, compared to $92 million for the three months ended September 27, 2025. The 100 basis point increase in gross profit margin was primarily due to higher full price sell-throughs.
Total Operating Expenses
Total operating expenses decreased $32 million, or 6.0%, to $502 million for the three months ended September 26, 2026, compared to $534 million for the three months ended September 27, 2025. Total operating expenses decreased to 62.1% as a percentage of total revenue for the three months ended September 26, 2026, compared to 62.4% for the three months ended September 27, 2025. The components that comprise total operating expenses are explained below.

Selling, General and Administrative Expenses

	Three Months Ended
(dollars in millions)	September 26, 2026	September 27, 2025	$ Change	% Change
Selling, general and administrative expenses:
Michael Kors	$322	$339	$(17)	(5.0)%
Jimmy Choo	95	94	1	1.1%
Corporate	42	48	(6)	(12.5)%
Total selling, general and administrative expenses	$459	$481	$(22)	(4.6)%
Selling, general and administrative expenses decreased $22 million, or 4.6%, to $459 million for the three months ended September 26, 2026, compared to $481 million for the three months ended September 27, 2025. As a percentage of total revenue, selling, general and administrative expenses increased to 56.7% for the three months ended September 26, 2026, compared to 56.2% for the three months ended September 27, 2025.
•Michael Kors selling, general and administrative expenses decreased $17 million, or 5.0%, to $322 million for the three months ended September 26, 2026, compared to $339 million for the three months ended September 27, 2025. The decrease was primarily due to cost savings and optimization initiatives which resulted in lower retail store related costs and personnel expenses compared to the prior year.
•Jimmy Choo selling, general and administrative expenses remained consistent with the prior year increasing $1 million, or 1.1%, to $95 million for the three months ended September 26, 2026, compared to $94 million for the three months ended September 27, 2025.
Unallocated corporate expenses, which are included within selling, general and administrative expenses discussed above, but are not directly attributable to a reportable segment, decreased $6 million, or 12.5%, to $42 million for the three months ended September 26, 2026 as compared to $48 million for the three months ended September 27, 2025. The decrease was primarily due to lower professional fees and other cost savings initiatives.
Impairment of Assets
For the three months ended September 26, 2026 and September 27, 2025, we recognized asset impairment charges of $12 million and $21 million, respectively, primarily related to the impairment of operating lease right-of-use assets at certain Michael Kors store locations. Refer to Note 12 - “Fair Value Measurements” to the accompanying consolidated financial statements for additional information.
Restructuring and Other Expense
During the three months ended September 26, 2026, we recorded expense of $1 million primarily related to employee severance due to restructuring activities completed during the quarter. During the three months ended September 27, 2025, we recorded expenses of $2 million primarily related to store closure costs. Refer to Note 9 - “Restructuring and Other Expense” to the accompanying consolidated financial statements for additional information.

Income (Loss) from Continuing Operations

	Three Months Ended
(dollars in millions)	September 26, 2026	September 27, 2025	$ Change	% Change
Income (loss) from continuing operations:
Michael Kors	$68	$73	$(5)	(6.8)%
Jimmy Choo	2	(9)	11	NM
	70	64	6	9.4%
Unallocated corporate and other expenses, net (1)	(60)	(76)	16	(21.1)%
Income (loss) from continuing operations	$10	$(12)	$22	NM
Operating Margin:
Michael Kors	10.3%	10.1%
Jimmy Choo	1.4%	(6.9)%
Capri	1.2%	(1.4)%

(1)Certain corporate costs are not directly attributable to our brands and, therefore, are not allocated to segments. Refer to Note 17 - “Segment Information” to the accompanying consolidated financial statements for additional information.
Income from continuing operations was $10 million for the three months ended September 26, 2026, compared to a loss of $12 million for the three months ended September 27, 2025. Income from continuing operations as a percentage of total revenue was 1.2% for the three months ended September 26, 2026, compared to a loss of 1.4% for the three months ended September 27, 2025.
•Michael Kors recorded income from operations of $68 million for the three months ended September 26, 2026, compared to $73 million for the three months ended September 27, 2025. Operating margin increased from 10.1% for the three months ended September 27, 2025, to 10.3% for the three months ended September 26, 2026, primarily due to the factors noted above.
•Jimmy Choo recorded income from operations of $2 million for the three months ended September 26, 2026 compared to a loss of $9 million for the three months ended September 27, 2025. Operating margin increased from a loss of 6.9% for the three months ended September 27, 2025 to income of 1.4% for the three months ended September 26, 2026, primarily due to leveraging of operating expenses on higher revenues compared to the prior year.
Other Income, net
We recognized $3 million of other income during the three months ended September 26, 2026 primarily related to certain transition services provided to Versace pursuant to the Transition Services Agreement. Refer to Note 3 - “Discontinued Operations” to the accompanying consolidated financial statements for additional information.
Interest Income, net
For the three months ended September 26, 2026, we recognized $31 million of interest income compared to $17 million of interest income for the three months ended September 27, 2025. The $14 million improvement in interest income, net, is primarily due to lower average borrowings outstanding compared to the prior year. Refer to Note 10 - “Debt Obligations” and Note 13 - “Derivative Financial Instruments” to the accompanying consolidated financial statements for additional information.
Foreign Currency (Gain) Loss
For the three months ended September 26, 2026, we recognized immaterial net foreign currency gains. For the three months ended September 27, 2025, we recognized a net foreign currency loss of $3 million primarily attributable to the remeasurement of intercompany balances between certain of our subsidiaries.

Provision for Income Taxes
The provision for income taxes was $17 million on pre-tax income of $44 million for the three months ended September 26, 2026, compared to a provision of $36 million on pre-tax income of $2 million for the three months ended September 27, 2025. Our effective tax rate for the three months ended September 26, 2026 compared to our effective tax rate for the three months ended September 27, 2025 is not a meaningful metric as both periods were significantly impacted by valuation allowance adjustments, and the prior year rate was disproportionately affected by a substantially lower level of pre-tax income.
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
Net Income (Loss) from Continuing Operations
As a result of the above, our net income was $27 million for the three months ended September 26, 2026, compared to net loss of $34 million for the three months ended September 27, 2025.

Results of Operations
Comparison of the six months ended September 26, 2026 with the six months ended September 27, 2025
The following table details the results of our operations for the six months ended September 26, 2026 and September 27, 2025, and expresses the relationship of certain line items to total revenue as a percentage (dollars in millions):

	Six Months Ended		$ Change	% Change	% of Total Revenue for the Six Months Ended
	September 26, 2026	September 27, 2025			September 26, 2026	September 27, 2025
Statements of Operations Data:
Total revenue	$1,578	$1,653	$(75)	(4.5)%
Cost of goods sold	566	629	(63)	(10.0)%	35.9%	38.1%
Gross profit	1,012	1,024	(12)	(1.2)%	64.1%	61.9%
Selling, general and administrative expenses	910	936	(26)	(2.8)%	57.7%	56.6%
Depreciation and amortization	59	60	(1)	(1.7)%	3.7%	3.6%
Impairment of assets	12	21	(9)	(42.9)%	0.8%	1.3%
Restructuring and other expense	4	3	1	33.3%	0.3%	0.2%
Total operating expenses	985	1,020	(35)	(3.4)%	62.4%	61.7%
Income from continuing operations	27	4	23	NM	1.7%	0.2%
Other income, net	(6)	(1)	(5)	NM	(0.4)%	(0.1)%
Interest income, net	(62)	(35)	(27)	77.1%	(3.9)%	(2.1)%
Foreign currency gain	(1)	(2)	1	(50.0)%	(0.1)%	(0.1)%
Income from continuing operations before income taxes	96	42	54	NM	6.1%	2.5%
(Benefit) provision for income taxes	(1)	20	(21)	NM	(0.1)%	1.2%
Net income from continuing operations	97	22	75	NM
Net income from discontinued operations, net of tax	—	3	(3)	(100.0)%
Net income	97	25	72	NM
Less: Net income attributable to noncontrolling interest from continuing operations	1	—	1	NM
Net income attributable to Capri	$96	$25	$71	NM

NM Not meaningful
Total Revenue

	Six Months Ended			% Change
(dollars in millions)	September 26, 2026	September 27, 2025	$ Change	As Reported	Constant Currency
Michael Kors	$1,253	$1,360	$(107)	(7.9)%	(7.8)%
Jimmy Choo	325	293	32	10.9%	10.6%
Total revenue	$1,578	$1,653	$(75)	(4.5)%	(4.5)%
Total revenue decreased $75 million, or 4.5%, to $1.578 billion for the six months ended September 26, 2026, compared to $1.653 billion for the six months ended September 27, 2025 on both a reported and constant currency basis.

•Michael Kors revenue decreased $107 million, or 7.9%, to $1.253 billion for the six months ended September 26, 2026, compared to $1.360 billion for the six months ended September 27, 2025, which included unfavorable foreign currency effects of $1 million. On a constant currency basis, revenue decreased $106 million, or 7.8%, primarily driven by our quality of sale initiatives, as we reduced promotional activity compared to the prior year, as well as inventory delays which constrained product availability.
•Jimmy Choo revenue increased $32 million, or 10.9%, to $325 million for the six months ended September 26, 2026, compared to $293 million for the six months ended September 27, 2025, which included favorable foreign currency effects of $1 million. On a constant currency basis, revenue increased $31 million, or 10.6%, primarily driven by growth across all channels, reflecting strong brand momentum and the continued success of our product and marketing initiatives.
Refer to Note 4 - “Revenue Recognition” to the accompanying consolidated financial statements for additional information.
Gross Profit

	Six Months Ended
(dollars in millions)	September 26, 2026	September 27, 2025	$ Change	% Change
Gross Profit:
Michael Kors	$785	$818	$(33)	(4.0)%
Jimmy Choo	227	206	21	10.2%
Total gross profit	$1,012	$1,024	$(12)	(1.2)%
Gross Profit Margin:
Michael Kors	62.6%	60.1%
Jimmy Choo	69.8%	70.3%
Capri	64.1%	61.9%
Gross profit decreased $12 million, or 1.2%, to $1.012 billion for the six months ended September 26, 2026, compared to $1.024 billion for the six months ended September 27, 2025. Gross profit as a percentage of total revenue was 64.1% and 61.9% for the six months ended September 26, 2026 and September 27, 2025, respectively.
•Michael Kors gross profit decreased $33 million, or 4.0%, to $785 million for the six months ended September 26, 2026, compared to $818 million for the six months ended September 27, 2025. The 250 basis point increase in gross profit margin was primarily attributable to higher full price sell-throughs and lower U.S. import tariff costs compared to the prior year.
•Jimmy Choo gross profit increased $21 million, or 10.2%, to $227 million for the six months ended September 26, 2026, compared to $206 million for the six months ended September 27, 2025. The 50 basis point decrease in gross profit margin was primarily due to unfavorable channel mix partially offset by higher full price sell-throughs.
Total Operating Expenses
Total operating expenses decreased $35 million, or 3.4%, to $985 million for the six months ended September 26, 2026, compared to $1.020 billion for the six months ended September 27, 2025. Total operating expenses increased to 62.4% as a percentage of total revenue for the six months ended September 26, 2026, compared to 61.7% for the six months ended September 27, 2025. The components that comprise total operating expenses are explained below.

Selling, General and Administrative Expenses

	Six Months Ended
(dollars in millions)	September 26, 2026	September 27, 2025	$ Change	% Change
Selling, general and administrative expenses:
Michael Kors	$626	$646	$(20)	(3.1)%
Jimmy Choo	199	197	2	1.0%
Corporate	85	93	(8)	(8.6)%
Total selling, general and administrative expenses	$910	$936	$(26)	(2.8)%
Selling, general and administrative expenses decreased $26 million, or 2.8%, to $910 million for the six months ended September 26, 2026, compared to $936 million for the six months ended September 27, 2025. As a percentage of total revenue, selling, general and administrative expenses increased to 57.7% for the six months ended September 26, 2026, compared to 56.6% for the six months ended September 27, 2025.
•Michael Kors selling, general and administrative expenses decreased $20 million, or 3.1%, to $626 million for the six months ended September 26, 2026, compared to $646 million for the six months ended September 27, 2025. The decrease was primarily due to cost savings and optimization initiatives which resulted in lower retail store related costs and personnel expenses compared to the prior year.
•Jimmy Choo selling, general and administrative expenses remained consistent with the prior year increasing $2 million, or 1.0%, to $199 million for the six months ended September 26, 2026, compared to $197 million for the six months ended September 27, 2025.
Unallocated corporate expenses, which are included within selling, general and administrative expenses discussed above, but are not directly attributable to a reportable segment, decreased $8 million, or 8.6%, to $85 million for the six months ended September 26, 2026, compared to $93 million for the six months ended September 27, 2025. The decrease was primarily due to lower professional fees and other cost savings initiatives.
Impairment of Assets
For the six months ended September 26, 2026 and September 27, 2025, we recognized asset impairment charges of $12 million and $21 million, respectively, primarily related to the impairment of operating lease right-of-use assets at certain Michael Kors store locations. Refer to Note 12 - “Fair Value Measurements” to the accompanying consolidated financial statements for additional information.
Restructuring and Other Expense
During the six months ended September 26, 2026, we recorded expense of $4 million primarily related to employee severance due to restructuring activities completed during the period. During the six months ended September 27, 2025, we recorded expenses of $3 million primarily related to store closure costs. Refer to Note 9 - “Restructuring and Other Expense” to the accompanying consolidated financial statements for additional information.

Income from Continuing Operations

	Six Months Ended
(dollars in millions)	September 26, 2026	September 27, 2025	$ Change	% Change
Income from continuing operations:
Michael Kors	$123	$136	$(13)	(9.6)%
Jimmy Choo	15	(5)	20	NM
	138	131	7	5.3%
Unallocated corporate and other expenses, net (1)	(111)	(127)	16	(12.6)%
Income from continuing operations	$27	$4	$23	NM
Operating Margin:
Michael Kors	9.8%	10.0%
Jimmy Choo	4.6%	(1.7)%
Capri	1.7%	0.2%

NM Not meaningful
(1)Certain corporate costs are not directly attributable to our brands and, therefore, are not allocated to segments. Refer to Note 17 - “Segment Information” to the accompanying consolidated financial statements for additional information.
Income from continuing operations was $27 million for the six months ended September 26, 2026, compared to $4 million for the six months ended September 27, 2025. Income from continuing operations as a percentage of total revenue was 1.7% for the six months ended September 26, 2026, compared to income from continuing operations of 0.2% for the six months ended September 27, 2025.
•Michael Kors recorded income from operations of $123 million for the six months ended September 26, 2026, compared to $136 million for the six months ended September 27, 2025. Operating margin decreased from 10.0% for the six months ended September 27, 2025, to 9.8% for the six months ended September 26, 2026, primarily due to deleveraging of operating expenses on lower revenues compared to the prior year, partially offset by an increase in gross profit margin as noted above.
•Jimmy Choo recorded income from operations of $15 million for the six months ended September 26, 2026, compared to a loss of $5 million for the six months ended September 27, 2025. Operating margin improved from a loss of 1.7% for the six months ended September 27, 2025, to income of 4.6% for the six months ended September 26, 2026, primarily due to leveraging of operating expenses on higher revenues compared to the prior year.
Other Income, net
We recognized $6 million of other income during the six months ended September 26, 2026 compared to $1 million during the six months ended September 27, 2025. The other income recognized during the six months ended September 26, 2026 primarily related to certain transition services provided to Versace pursuant to the Transition Services Agreement. Refer to Note 3 - “Discontinued Operations” to the accompanying consolidated financial statements for additional information.
Interest Income, net
For the six months ended September 26, 2026, we recognized $62 million of interest income compared to $35 million for the six months ended September 27, 2025. The $27 million improvement in interest income, net, is primarily due to lower average borrowings outstanding compared to the prior year. Refer to Note 10 - “Debt Obligations” and Note 13 - “Derivative Financial Instruments” to the accompanying consolidated financial statements for additional information.
Foreign Currency Gain
For the six months ended September 26, 2026 and September 27, 2025, we recognized a net foreign currency gain of $1 million and $2 million, respectively, primarily attributable to the remeasurement of intercompany balances between certain of our subsidiaries.

(Benefit) Provision for Income Taxes
The benefit for income taxes was $1 million on pre-tax income of $96 million for the six months ended September 26, 2026, compared to a provision of $20 million on pre-tax income of $42 million for the six months ended September 27, 2025. Our effective tax rate for the six months ended September 26, 2026 was (1.0)% compared to 47.6% for the six months ended September 27, 2025. Our effective tax rate decreased for the six months ended September 26, 2026 compared to our effective tax rate for the six months ended September 27, 2025 primarily due to a reduction in the Company’s valuation allowance resulting from the restructuring of certain legal entities completed during the current year, whereas the prior year was significantly impacted by an incremental valuation allowance.
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
Net Income from Continuing Operations
As a result of the above, our net income was $97 million for the six months ended September 26, 2026, compared to net income of $22 million for the six months ended September 27, 2025.

Liquidity and Capital Resources
Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, along with borrowings available under our credit facilities and available cash and cash equivalents. Our primary use of this liquidity is to fund the ongoing cash requirements, including our working capital needs and capital investments in our business, debt repayments, acquisitions, returns of capital, including share repurchases, and other corporate activities. We believe that the cash generated from operations, together with borrowings available under our revolving credit facilities and available cash and cash equivalents, will be sufficient to meet our working capital needs for the next 12 months and beyond, including investments made and expenses incurred in connection with our store opening and renovation plans, investments in corporate and distribution facilities, continued IT system development, e-commerce and marketing initiatives. We spent $40 million on capital expenditures during the six months ended September 26, 2026. We expect to spend approximately $100 million in Fiscal 2027, which includes Michael Kors and Jimmy Choo store renovations, as well as information technology and digital enhancements.
The following table sets forth key indicators of our liquidity and capital resources (in millions):

	As of
	September 26, 2026	March 28, 2026
Balance Sheet Data:
Cash and cash equivalents	$125	$135
Working capital	$189	$199
Total assets	$3,273	$3,234
Short-term debt	$19	$14
Long-term debt	$442	$343

	Six Months Ended
	September 26, 2026	September 27, 2025
Cash Flow Data:
Operating activities from continuing operations	$124	$(13)
Investing activities from continuing operations	$(40)	$(26)
Financing activities from continuing operations	$(105)	$187
Effect of exchange rate changes	$12	$(36)
Net (decrease) increase in cash and cash equivalents and restricted cash (1)	$(9)	$112

(1)For the six months ended September 27, 2025, the increase in cash and cash equivalents and restricted cash is presented on a continuing basis which differs from the Consolidated Statements of Cash Flows which is presented on a consolidated basis including discontinued operations.
Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities was $124 million during the six months ended September 26, 2026, as compared to net cash used in operating activities of $13 million for the six months ended September 27, 2025. The increase in net cash provided by operating activities was primarily attributable to an increase in net income after non-cash adjustments combined with the IEEPA tariff refund receipts and the timing of tax payments.
Cash Used in Investing Activities
Net cash used in investing activities was $40 million during the six months ended September 26, 2026, as compared to net cash used in investing activities of $26 million during the six months ended September 27, 2025, which were attributable to higher capital expenditures primarily related to store renovations in the current period.

Cash (Used in) Provided by Financing Activities
Net cash used in financing activities was $105 million during the six months ended September 26, 2026, as compared to net cash provided by financing activities of $187 million during the six months ended September 27, 2025. The change in cash used in financing activities was primarily attributable to the incremental share repurchases in the current period and lower net debt borrowings under our revolving credit facilities.
Debt Facilities
The following table presents a summary of our borrowing capacity and amounts outstanding as of September 26, 2026 and March 28, 2026 (in millions):

	As of
	September 26, 2026	March 28, 2026
Revolving Credit Facility (1)
Total availability	$1,000	$1,500
Borrowings outstanding (2)	440	340
Letter of credit outstanding	1	1
Remaining availability	$559	$1,159

Other Borrowings (3)	$21	$17

Hong Kong Uncommitted Credit Facility:
Total availability (20 million and 45 million Hong Kong Dollars) (4)	$3	$6
Borrowings outstanding	—	—
Remaining availability (20 million and 45 million Hong Kong Dollars)	$3	$6

China Uncommitted Credit Facility:
Total availability (75 million Chinese Yuan) (4)	$11	$11
Borrowings outstanding	—	—
Total and remaining availability (75 million Chinese Yuan)	$11	$11

Japan Credit Facility:
Total availability (1.0 billion Japanese Yen)	$6	$6
Borrowings outstanding	—	—
Remaining availability (1.0 billion Japanese Yen)	$6	$6

Total borrowings outstanding (1)	$461	$357
Total remaining availability	$579	$1,182

(1)The financial covenant in our 2026 Revolving Credit Facility requires us to comply with a quarterly maximum net leverage ratio of 4.0 to 1.0. As of September 26, 2026 and March 28, 2026, we were in compliance with all covenants related to the agreements governing our debt. Refer to Note 10 - “Debt Obligations” to the accompanying consolidated financial statements for additional information.
(2)As of September 26, 2026 and March 28, 2026, all amounts are recorded as long-term debt on our consolidated balance sheets.
(3)The balance as of September 26, 2026 and March 28, 2026 primarily consists of $19 million and $14 million, respectively, related to our supplier financing program recorded within short-term debt in our consolidated balance sheets.
(4)The balance as of September 26, 2026 and March 28, 2026 represents the total availability of the credit facility, which excludes bank guarantees.

We believe that our 2026 Revolving Credit Facility is adequately diversified with no undue concentration in any one financial institution. As of September 26, 2026, there were 14 financial institutions participating in the facility, with none maintaining a maximum commitment percentage in excess of 12%. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the 2026 Revolving Credit Facility.
Refer to Note 10 - “Debt Obligations” in the accompanying financial statements and Note 13 - “Debt Obligations” in our Fiscal 2026 Annual Report on Form 10-K for detailed information relating to our credit facilities and debt obligations.
Share Repurchase Program
The following table presents our treasury share repurchases during the six months ended September 26, 2026 and September 27, 2025 (dollars in millions):

	Six Months Ended
	September 26, 2026	September 27, 2025
Cost of shares repurchased under share repurchase program	$200	$—
Fair value of shares withheld to cover tax obligations for vested restricted share awards	4	2
Total cost of treasury shares repurchased	$204	$2

Shares repurchased under share repurchase program	12,894,844	—
Shares withheld to cover tax withholding obligations	202,942	98,081
	13,097,786	98,081
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
During the six months ended September 26, 2026, we repurchased 12,894,844 shares through open market transactions with a fair value of $200 million as part of this program. As of September 26, 2026, the remaining availability under this share repurchase program was $721 million. No share repurchase program was in effect during the six months ended September 27, 2025.
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
Off-Balance Sheet Arrangements
We have not created, and are not party to, any special-purpose entities or off-balance sheet arrangements for the purpose of raising capital, incurring debt or operating our business. Our off-balance sheet commitments relating to our outstanding letters of credit were $25 million at September 26, 2026, including $24 million in letters of credit issued outside of the 2026 Revolving Credit Facility. In addition, as of September 26, 2026, bank guarantees of approximately $29 million were supported by our various credit facilities. We do not have any other off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

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
Foreign Currency Exchange Risk
We manage our exposure to changes in foreign currency exchange rates using various derivative instruments. Refer to Note 13 - “Derivative Financial Instruments” to the accompanying consolidated financial statements for a summary of the notional and fair value amounts of outstanding derivative instruments, as well as the impact on earnings and accumulated other comprehensive loss of such instruments as of September 26, 2026.
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
Based on the forward foreign currency exchange contracts outstanding as of September 26, 2026, a 10% appreciation or devaluation of the United States dollar compared to the Euro would result in a net increase or decrease in the fair value of these contracts of approximately $5 million.
Net Investment Hedges
We utilize cross currency swap agreements to hedge our net investments in foreign operations against future volatility in the exchange rates between the United States dollar and foreign functional currencies in CHF and Euro. Based on the net investment hedges outstanding as of September 26, 2026, a 10% appreciation or devaluation of the United States dollar compared to CHF and Euro would result in a net increase or decrease in the fair value of these contracts of approximately $382 million and $242 million, respectively.
Interest Rate Risk
We are exposed to interest rate risk related to borrowings outstanding under our 2026 Revolving Credit Facility. Our 2026 Revolving Credit Facility bears interest at prime rates and other institutional lending rates (depending on the particular origination of borrowing), as further described in Note 10 - “Debt Obligations” to the accompanying consolidated financial statements. Our Hong Kong Credit Facility bears interest at the Hong Kong Interbank Offered Rate. Our China Credit Facility bears interest at the People’s Bank of China’s Benchmark lending rate. Our Japan Credit Facility bears interest at the Tokyo Interbank Offered Rate (“TIBOR”) plus 60 basis points two business days prior to the date of borrowing or the date of interest renewal. Therefore, our consolidated statements of operations and comprehensive income (loss) and cash flows are exposed to changes in those interest rates. At September 26, 2026, we had $440 million of borrowings outstanding under our 2026 Revolving Credit Facility and no borrowings outstanding under all other credit facilities, as further described in Note 10 - “Debt Obligations” to the accompanying consolidated financial statements.
At March 28, 2026, we had $340 million of borrowings outstanding under our 2025 Credit Facilities and no borrowings outstanding under all other credit facilities.
These balances are not indicative of future balances that may be outstanding under our credit facilities that may be subject to fluctuations in interest rates. Any increases in the applicable interest rates would cause an increase to the interest expense relative to any outstanding balance at that date.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), our principal executive officer and principal financial officer, respectively, of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 26, 2026. This evaluation was performed based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), the 2013 Framework. Based on the evaluation, the CEO and CFO concluded that disclosure controls and procedures as of September 26, 2026 are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 26, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table provides information of our ordinary shares repurchased or withheld during the three months ended September 26, 2026:

	Total Number of Shares (1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Remaining Dollar Value of Shares That May Be Purchased Under the Programs (in millions)
June 28 - July 25	—	$—	—	$871
July 26 - August 22	6,538,709	$15.34	6,518,373	$771
August 23 - September 26	3,786,969	$13.20	3,786,969	$721
	10,325,678		10,305,342
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

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the quarterly period ended September 26, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS
a. Exhibits
Please refer to the accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 30, 2026.

CAPRI HOLDINGS LIMITED

By:	/s/ John D. Idol
Name:	John D. Idol
Title:	Chairman & Chief Executive Officer

By:	/s/ Tyler Reddien
Name:	Tyler Reddien
Title:	Executive Vice President, Chief Financial Officer and Chief Operating Officer

INDEX TO EXHIBITS

Exhibit No.	Description

10.1*
Technical Amendment to the Amended and Restated Credit Agreement, dated as of September 23, 2026, among Michael Kors (USA), Inc., Capri Holdings Limited, the other borrowers party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

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

101.1
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 26, 2026 formatted in Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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